Form 10-Q
period 1996-06-30
HORTON D R INC /DE/
filed 1996-07-24
CIK 882184

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           (Mark One)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                        For the transition period from      to

                         Commission File number 1-14112


                                D.R. HORTON, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


                       Delaware                 75-2386963
                    -------------            ----------------
            (State or other jurisdiction of   (I.R.S.  Employer
            incorporation or organization)   Identification No.)

                     1901 Ascension Blvd., Suite 100
                             Arlington, Texas             76006
                     -------------------------------    ----------
               (Address of principal executive offices) (Zip Code)

                                 (817) 856-8200
                                 --------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X     No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common stock, $.01 par value --32,359,836 shares as of July 24, 1996

PART I.  FINANCIAL INFORMATION
- - ------------------------------

ITEM 1.  FINANCIAL STATEMENTS


Incorporated herein is the following unaudited financial information:

Consolidated Balance Sheets -- June 30, 1996, and September 30, 1995.

Consolidated Statements of Income -- Three Months Ended June 30, 1996 and 1995; and Nine Months Ended June 30, 1996 and 1995.

Consolidated Statements of Stockholders' Equity -- Nine Months Ended June 30, 1996.

Consolidated Statements of Cash Flows -- Nine Months Ended ended June 30, 1996 and 1995.

Notes to Consolidated Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II.  OTHER INFORMATION.
- - ----------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURES.
- - ----------

                    D.R. HORTON, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS



                                                        June 30    September 30,
                                                          1996         1995
                                                          ----         ----

                                                               (In thousands)
                                                         (Unaudited)

                                     ASSETS

  Cash                                                     $29,607      $16,737
  Inventories:
    Finished homes and construction in progress            223,654      182,772
    Residential lots-developed and under development       114,445       98,824
    Land held for development                                1,312        1,312
                                                             -----        -----

                                                           339,411      282,908

  Property and equipment (net)                               5,714        5,359
  Earnest money deposits and other assets                   12,412       10,680
  Excess of cost over net assets acquired (net)              3,534        3,103
                                                             -----        -----

                                                          $390,678     $318,787
                                                          ========     ========


                                  LIABILITIES

  Accounts payable                                         $34,561      $29,312
  Accrued expenses and customer deposits                    16,829       13,523
  Notes payable                                            171,014      169,879
                                                           -------      -------

                                                           222,404      212,714

                              STOCKHOLDERS' EQUITY

  Preferred stock, $.10 par value, 30,000,000 shares
   authorized, no shares issued.                                 -            -
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 32,359,750 at June 30, 1996 and 25,437,067
    at September 30, 1995, issued and outstanding.             324          254
  Additional capital                                       159,758       91,635
  Retained earnings                                          8,192       14,184
                                                             -----       ------

                                                           168,274      106,073
                                                           -------      -------

                                                          $390,678     $318,787
                                                          ========     ========


          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME




                                              Three Months      Nine Months
                                             Ended June 30,    Ended June 30,
                                             -------------     --------------
                                            1996      1995     1996      1995
                                            ----      ----     ----      ----

                                     (In thousands, except net income per share)
                                                       (Unaudited)

Revenues                                  $143,283  $120,529 $378,393  $304,561
Cost of sales                              117,386    98,882  310,788   250,907
                                           -------    ------  -------   -------

                                            25,897    21,647   67,605    53,654

Selling, general and administrative
     expense                                14,101    11,953   38,674    31,926
                                            ------    ------   ------    ------

Operating income                            11,796     9,694   28,931    21,728

Other:
     Interest expense                         (216)     (560)  (1,157)     (560)
     Other income                              449       209    1,046       265
                                               ---       ---    -----       ---

                                               233      (351)    (111)     (295)
                                               ---      ----     ----      ----

     INCOME BEFORE INCOME TAXES             12,029     9,343   28,820    21,433

Provision for income taxes                   4,595     3,253   10,849     7,575
                                             -----     -----   ------     -----

     NET INCOME                             $7,434    $6,090  $17,971   $13,858
                                            ======    ======  =======   =======


  Net income per share                       $0.23     $0.22    $0.58     $0.50
                                             =====     =====    =====     =====

Weighted average number of shares
    of common stock and common stock
    equivalents outstanding                 32,972    27,841   30,903    27,738
                                            ======    ======   ======    ======










          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                    Total
                                        Common Additional Retained Stockholders'
                                         Stock  Capital   Earnings  Equity
                                         -----  -------    -------  ------
                                                  (In thousands)
                                                    (Unaudited)

Balances at October 1, 1995               $254  $91,635   $14,184  $106,073

Eight percent stock dividend                24   23,938   (23,963)       (1)
Net income                                   -        -    17,971    17,971
Issuance of 4,375,000 shares of common
  stock                                     44   43,215         -    43,259
Issuance under employee benefit plans        -      275         -       275
Exercise of stock options                    2      695                 697
                                          ---------------------------------

Balances at June 30, 1996                 $324 $159,758    $8,192  $168,274
                                          =================================



























          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Nine Months
                                                               Ended June 30,
                                                               --------------
                                                               1996       1995
                                                               ----       ----

                                                               (In thousands)
                                                                (Unaudited)

OPERATING ACTIVITIES
  Net income                                                 $17,971    $13,858
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                            2,156      1,414
      Expense associated with issuance of stock under
        employee benefit plans                                   159        174
      Changes in operating assets and liabilities:
        Increase in inventories                              (56,503)   (36,241)
        Increase in earnest money deposits and other assets   (1,807)      (237)
        Decrease in accounts payable, accrued expenses
            and customer deposits                              8,444      2,744
                                                               -----      -----


NET CASH USED IN OPERATING ACTIVITIES                        (29,580)   (18,288)
                                                             -------    -------

INVESTING ACTIVITIES
  Purchase of property and equipment                          (2,382)    (1,842)
  Additional costs over net assets of acquisitions              (560)         -
                                                                ----      -----


NET CASH USED IN INVESTING ACTIVITIES                         (2,942)    (1,842)
                                                              ------     ------

FINANCING ACTIVITIES
  Proceeds from notes payable                                225,093    192,836
  Repayment of notes payable                                (223,703)  (151,683)
  Issuance of common stock                                    43,259          -
  Issuance of common stock associated with Employee
    Stock Purchase Plan                                           46          -
  Proceeds from exercise of stock options                        697        368
                                                                 ---        ---


 NET CASH PROVIDED BY FINANCING ACTIVITIES                    45,392     41,521
                                                              ------     ------

        INCREASE IN CASH                                      12,870     21,391
Cash at beginning of period                                   16,737     11,190
                                                              ------     ------

Cash at end of period                                        $29,607    $32,581
                                                             =======    =======

Supplemental cash flow information:
  Interest paid                                              $10,553     $7,863
                                                             =======     ======
  Income taxes paid                                          $11,218     $6,493
                                                             =======     ======





          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  June 30, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. (the "Company") and its subsidiaries, all of which are majority owned. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

NOTE B - NET INCOME PER SHARE

Net income per share for the three and nine month periods ended June 30, 1996 and 1995, is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.

On August 15, 1995, the Board of Directors declared a seven-for-five stock split effected in the form of a 40% stock dividend on the Company's common stock. The seven-for-five stock split was paid on September 16, 1995, to stockholders of record on August 31, 1995. On April 23, 1996, the Board of Directors declared an eight percent common stock dividend, which was paid on May 24, 1996, to stockholders of record on May 8, 1996. Earnings per share and weighted average shares outstanding for the three and nine month periods ended June 30, 1995, have been restated to reflect the seven-for-five stock split and the eight percent stock dividend.

NOTE C - PROVISIONS FOR INCOME TAXES

Deferred tax liabilities and assets, arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, consist primarily of differences in depreciation, warranty costs and inventory cost capitalization methods and were, as of June 30, 1996, not significant.

The provisions for income tax expense for the three and nine month periods ended June 30, 1996 and 1995, are based on the effective tax rates estimated to be in effect for the respective years. The deferred income tax provisions were not significant in either period.

The difference between income tax expense and tax computed by applying the statutory Federal income tax rate to income before income taxes is due primarily to the effect of applicable state income taxes.

NOTE D - INTEREST

                                   Three months ended   Nine months ended
                                       June 30,            June 30,
                                       --------            --------
                                    1996      1995      1996     1995
                                    ----      ----      ----     ----
                                             (In thousands)

   Capitalized interest, beginning
     of period                       $9,855    $6,912    $7,118   $4,325
   Interest incurred                  3,343     2,753    10,897    8,458
   Interest expensed:
      Directly                         (216)     (560)   (1,157)    (560)
      Amortized to cost of sales     (2,153)   (2,091)   (6,029)  (5,209)
                                     ------    ------    ------   ------
   Capitalized interest, end of
     period                         $10,829    $7,014   $10,829   $7,014
                                    =======    ======   =======   ======

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The  following  tables set forth certain  operating  and financial  data for the
Company:

                                                 Percentages of Revenue
                                          ------------------------------------
                                              Three                  Nine
                                           Months Ended           Months Ended
                                             June 30,               June 30,
                                          ---------------       --------------
                                           1996     1995         1996    1995
                                           ----     ----         ----    ----
     Costs and expenses:
        Cost of sales                       81.9 %  82.0 %       82.1 %  82.4 %
        Selling, general and administra-
          tive expense                       9.8     9.9         10.2    10.5
        Interest expense                     0.2     0.5          0.3     0.2
                                             ---     ---          ---     ---
     Total costs and expenses               91.9    92.4         92.6    93.1
     Other (income)                         (0.3)   (0.2)        (0.2)   (0.1)
                                            ----    ----         ----    ----
     Income before income taxes              8.4     7.8          7.6     7.0
     Income taxes                            3.2     2.7          2.9     2.5
                                             ---     ---          ---     ---
     Net income                              5.2 %   5.1 %        4.7 %   4.5 %
                                             ===     ===          ===     ===


                            New sales contracts, net                                   Homes in
                              of cancellations               Home closings          sales  backlog
                        -----------------------------  --------------------------   --------------
                           Three            Nine            Three         Nine
                        Months Ended    Months Ended    Months Ended  Months Ended     As of
                          June 30,        June 30,        June 30,      June 30,      June 30,
                          --------        --------        --------      --------      --------
                         1996   1995    1996    1995    1996   1995   1996   1995    1996   1995
                         ----   ----    ----    ----    ----   ----   ----   ----    ----   ----
Mid-Atlantic (North and
     South Carolina,
     Washington, D.C.)    127    92      405     260     136     94    407    267     196    224
Midwest (Illinois,
     Kansas, Minnesota,
     Missouri, Ohio)      157    95      430     244     131     86    266    232     278    135
Southeast (Alabama,
     Florida, Georgia)    129   104      385     286     136    108    382    210     193    144
Southwest (Arizona, New
     Mexico, Texas)       389   348    1,019     891     300    316    901    816     535    475
West(California, Colorado,
     Nevada, Utah)        194    63      484     191     157     75    333    177     232     59
                          ---    --    -----   -----     ---     --  -----  -----   -----  -----

Totals                    996   702    2,723   1,872     860    679  2,289  1,702   1,434  1,037
                          ===   ===    =====   =====     ===    ===  =====  =====   =====  =====


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Revenues for the three months ended June 30, 1996, increased by 18.9%, to $143.3 million, from $120.5 million in the comparable period of 1995. The number of homes closed by the Company increased by 26.7%, to 860 homes in the three months ended June 30, 1996, from 679 in the same period of 1995. Large percentage increases in the number of homes closed were achieved in each of the Company's market regions except for the Southwest region, which declined 5.1%. The average selling price of homes closed declined 5.9%, to $166,200 in the three months ended June 30, 1996, from $176,600 in the same period of 1995. The decrease in average sales price was attributable to differences in the geographic mix of markets in which homes were closed, to the introduction of new product lines with lower average selling prices, and to closings from the Greensboro and Birmingham markets, acquired in the last quarter of fiscal 1995, where homes are generally priced lower than the Company's overall average selling prices.

New net sales contracts increased 41.9%, to 996 homes for the three months ended June 30, 1996, from 702 homes for the three months ended June 30, 1995. The 1996 quarterly average sales price approximated $167,600, compared to $175,300 for the same period of the prior year.

The Company was operating in 180 subdivisions at June 30, 1996, compared to 146 subdivisions at June 30, 1995. At June 30, 1996, the Company's backlog of sales contracts was 1,434 homes, a 38.3% increase over comparable figures at June 30, 1995. Because large, more expensive homes require longer construction periods, the average sales value of homes in backlog increased to $174,000 at June 30, 1996, from $170,600 at June 30, 1995, after consideration for the sales backlog included in the 1995 Greensboro acquisition.

Cost of sales increased by 18.7%, to $117.4 million in the three months ended June 30, 1996, from $98.9 million in the comparable period of 1995. The increase was attributable to the increase in revenues. As a percentage of revenues, cost of sales for the quarter decreased to 81.9% in 1996 from 82.0% in 1995.

Selling, general and administrative (SG&A) expense increased by 18.0%, to $14.1 million in the three months ended June 30, 1996, from $12.0 million in the comparable period of 1995. As a percentage of revenues, SG&A expense for the quarter decreased 0.1%, to 9.8% in 1996 from 9.9% in 1995.

Interest expense totalled $0.2 million in the three months ended June 30, 1996, compared to $0.6 million in the comparable period of 1995. The Company's stock offering in January 1996, allowed the Company to invest an incremental $43 million of equity in inventory without increasing debt, thereby limiting incurred interest. The Company follows a policy of capitalizing interest only on inventory under construction or development. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other income, which consists mainly of interest income and the pre-tax earnings of DRH Title Company of Texas, Ltd. and DRH Mortgage Company, Ltd., increased to $449,000 in the three months ended June 30, 1996, from $209,000 in the same period of 1995.

The provision for income taxes increased by 41.3%, to $4.6 million in the three months ended June 30, 1996, from $3.3 million in the comparable period of 1995, due primarily to an increase in the overall estimated income tax rate anticipated for fiscal 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Nine Months Ended June 30, 1996 Compared to Nine Months Ended June 30, 1995

Revenues for the nine months ended June 30, 1996, increased by 24.2%, to $378.4 million, from $304.6 million in the comparable period of 1995. The number of homes closed by the Company increased by 34.5%, to 2,289 in the nine months ended June 30, 1996, from 1,702 in the same period of 1995. Percentage increases in the number of homes closed were achieved in each of the Company's market regions. There was a 6.5% decrease in the average selling price of homes closed, to $165,000 in the nine months ended June 30, 1996, from $176,400 in the same period of 1995. The decrease in average sales price was attributable to differences in the geographic mix of markets in which homes were closed, new product lines closed at lower average selling prices, and to closings from the Greensboro and Birmingham markets, acquired in the last quarter of fiscal 1995, where homes are generally priced lower than the Company's average selling prices in other markets.

New net sales contracts increased 45.5%, to 2,723 homes for the nine months ended June 30, 1996, from 1,872 homes for the nine months ended June 30, 1995. Large percentage increases in new net sales contracts were achieved in each of the Company's market regions. The nine-month average sales price for 1996 approximated $167,900, compared to $176,600 for the same period of the prior year.

Cost of sales increased by 23.9%, to $310.8 million in the nine months ended June 30, 1996, from $250.9 million in the comparable period of 1995. The increase was attributable to the increase in revenues, as the cost of sales as a percentage of revenues decreased to 82.1% in the nine months ended June 30, 1996, from 82.4% in the same period of 1995.

Selling, general and administrative (SG&A) expense increased by 21.1%, to $38.7 million in the nine months ended June 30, 1996, from $31.9 million in the comparable period of 1995. As a percentage of revenues, SG&A expense decreased to 10.2% for the nine months ended June 30, 1996, from 10.5% for the same period of 1995. The decrease in SG&A expense as a percentage of revenues is due primarily to increased revenue growth during the 1996 period.

Interest expense during the nine months ended June 30, 1996 amounted to $1.2 million, compared to $0.6 million in the comparable period of 1995. The Company follows a policy of capitalizing interest only on inventory under construction or development. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other income, which consists mainly of interest income and pre-tax earnings of DRH Title Company of Texas, Ltd. and DRH Mortgage Company, Ltd., increased to $1,046,000 in the nine months ended June 30, 1996, from $265,000 in the same period of 1995. The increase is due primarily to the fact that the 1995 period includes only three months of DRH Title Company's results of operations, from its April 1995 formation through June 30, 1995.

The provision for income taxes increased by 43.2%, to $10.8 million in the nine months ended June 30, 1996, from $7.6 million in the comparable period of 1995, due primarily to an increase in the overall estimated income tax rate anticipated for fiscal 1996.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had available cash and cash equivalents of $29.6 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land) at June 30, 1996, had increased by $56.5 million (20.0%) since September 30, 1995, to $339.4 million. The increase was due primarily to the fact that the Company was operating in more markets and subdivisions. The Company financed the inventory increase by borrowing,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



retaining earnings and the $43.3 million net proceeds of a public stock offering in January 1996. As a result, the Company's ratio of notes payable to total capital at June 30, 1996, was 50.4%, compared to the September 30, 1995 ratio of 61.6%. The Company's equity to total assets ratio was 43.1% at June 30, 1996, compared to the September 30, 1995 ratio of 33.3%.

The Company's financing needs depend upon the results of its operations, sales volume, inventory levels, and inventory turnover. Historically, the Company has financed its operations through borrowings from financial institutions, through retaining earnings, and from the sale of common stock.

At June 30, 1996, the Company had outstanding debt of $171.0 million. Substantially all of that amount represents borrowings under the terms of the Company's new $260 million unsecured bank credit facility, which was consummated in April 1996. The new facility consists of a $100 million five-year term loan, a $150 million three-year revolving loan and a $10 million three-year letter of credit facility. The Company also has $10 million in additional borrowing capacity under a separate unsecured bank revolving credit facility. The completion of the January public sale of common stock and the new credit facilities provide the Company with a strong financial position, with resources adequate to fund near-term growth objectives.

Except for ordinary expenditures for the construction of homes, the acquisition of land and lots for development and sale of homes, at June 30, 1996, the Company had no material commitments for capital expenditures.

PART II. OTHER INFORMATION

ITEM 1-5. Inapplicable

ITEM 6    Exhibits and Reports on Form 8-K.
          (a) Exhibits.
              None.

          (b) Reports on Form 8-K.
              None.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


D.R. HORTON, INC.
- - -----------------
(Registrant)

Date: July 24, 1996           By: David J. Keller
      -------------               ---------------
                                    (Signature)
                                  David J. Keller, on behalf of D.R. Horton,Inc.
                                  and as Executive Vice President, Treasurer and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)