Form 10-K
period 1996-09-30
HORTON D R INC /DE/
filed 1996-12-20
CIK 882184

Letter to Our Stockholders:

  D.R. Horton, Inc. enjoyed another exceptional year in 1996. By growing revenues and earnings to new records, our Company achieved its 19th consecutive
year  of  growth  and  profitability  and  is  now  the  twenty-second   largest
homebuilder in the United States.

SINCE COMPLETING OUR INITIAL PUBLIC OFFERING IN JUNE 1992, D.R. HORTON, INC.
HAS:

  . Expanded from 8 to 24 markets

  . Grown its revenues from $153 million to over $547 million

  . Increased net income from $8.1 million to $27.4 million

  . Increased stockholders' equity from $50.2 million to $177.6 million

  . Provided stockholders with an annual return on average stockholders' equity of 20%

  The growth that we have experienced since June 1992 reinforces the belief that we can achieve our goal of $1 billion in revenues by the year 2000.

KEY FINANCIAL ACCOMPLISHMENTS IN 1996 INCLUDE:

  . 33% increase in net income to $27.4 million

  . 25% increase in revenues to $547.3 million (3,284 homes)

  . 30% increase in new sales orders to $585.5 million (3,488 homes)

  . 22% increase in year end sales backlog to $208.9 million (1,204 homes)

DURING 1996 WE ALSO WERE SUCCESSFUL IN:

  . Improving our pretax earnings by 70 basis points to 8.1% of revenues. This was accomplished by improved gross margins (20 basis points), reduced selling, general and administrative expenses as a percentage of revenues (40 basis points), and increased other income from mortgage and title activities (10 basis points).

  . Listing our Company on the New York Stock Exchange under the symbol "DHI", which reduced the quoted spreads on our stock and improved the execution of stockholder transactions.

  . Raising $43.2 million of additional equity by issuing additional common stock in January 1996. This provided us with the equity necessary for our continued growth and increased our book value per share by 18%.

  . Increasing our banking relationships with credit facilities approaching $300 million, all on an unsecured basis and at improved financing rates and terms. $100 million of this amount is a five-year term note and $150 million is a three-year revolver. By using bank financing instead of public debt, the Company saved over $2 million in financing costs in 1996 alone.

  . Expanding our operations to Pensacola and Albuquerque, which provided new opportunities for future growth. D.R. Horton, Inc. served 24 markets and is one of three homebuilding companies with operations in 19 states.

  . Diversifying our activities to expand on the  relationships we have with our homebuyers by creating DRH Mortgage Company, Ltd., a joint venture, which provides mortgage financing services primarily to purchasers of homes built and sold by the Company. We presently offer these services in our Texas and Arizona markets, with expansion planned to other markets. Our title agency activities also were expanded to include operations in Florida and additional markets in Texas. We continue exploring other ways to broaden the services we provide to our homebuyers.

  . Using option contracts to control (rather than own) adequate land positions to meet our future needs allows us to conserve our capital and reduce the risk associated with land ownership. At September 30, 1996, D.R. Horton held option contracts for 9,180 lots with an estimated aggregate purchase price approximating $290 million. This represents about 64% of our total lot position.

  . Distributing an 8% stock dividend in May as a method of enhancing stockholder value. We believe this also improves the liquidity of our common stock.

  . Establishing the D.R. Horton stock purchase plan to promote employee purchases of D.R. Horton, Inc. common stock. Company employees own more than 50% of the outstanding stock, thereby uniting employees and stockholders in common goals.

COMPANY AWARDS

  We reward excellence within our Company by issuing three annual awards:

  . The Dallas/Fort Worth East Division, managed by Leon Horton, was named
    "Division of The Year" by Mr. Horton's peer group within the Company.

  . Our San Diego Division had an award winning Triana Project where the Company enjoyed great success.

          Nancy French, our sales person on this project, led the Company by selling the highest dollar volume of homes and is our "Sales Person of the Year".

          Tom  Lombardi,  the  construction  manager for the  same project,
          is  our  "Construction  Person of the Year"   for supervising
          construction of the most homes in 1996.

  We congratulate the recipients of these awards and we emphasize that our employees are key to the success of our Company.

THE FUTURE

  D.R. Horton is well positioned to achieve its 20th consecutive year of growth and profitability in 1997. We begin the year with a large backlog and strong financial position. Most importantly, we have a dedicated group of employees to accomplish our goals.

  In the first three months of our 1997 fiscal year, we entered the Nashville market and acquired substantially all the assets of SGS Communities in North and Central New Jersey and Trimark Communities in Denver. SGS compliments our geographic diversity and provides a vehicle for expansion into other Northeast markets. Trimark expands our existing Denver activities by diversifying our product offerings to include affordable townhomes and condominiums. We expect immediate incremental earnings from these acquisitions, and now have operations in 26 markets in 21 states.

  Our history demonstrates our ability to grow by starting up operations in new markets and successfully acquiring homebuilding companies that make immediate contributions to our earnings. The growth of our Company through geographic expansion is unmatched by anyone in the industry.

  We are grateful for our success in 1996 and look forward to increased profitability in the future.


                                          /s/ Donald R. Horton

                                          Donald R. Horton
                                          Chairman of the Board and President

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------

                                   FORM 10-K

(MARK ONE)

  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                      OR

  [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE TRANSITION PERIOD FROM     TO

                         COMMISSION FILE NUMBER 1-4112

                                --------------

                               D.R. HORTON, INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                                 75-2386963
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

   1901 ASCENSION BLVD, SUITE 100                         76006
          ARLINGTON, TEXAS                             (Zip Code)
   (Address of principal executive
              offices)

                                (817) 856-8200
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------         -----------------------------------------

   Common Stock, par value $.01 per         The New York Stock Exchange
                 share
           (Title of Class)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     None

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  X     NO
    ---       ---

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K ((S)229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
YES        NO  X
    ---       ---

  AS OF DECEMBER 6, 1996, THERE WERE 32,377,695 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, ISSUED AND OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THESE SHARES HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $184,851,000. SOLELY FOR PURPOSES OF THIS CALCULATION, ALL DIRECTORS AND EXECUTIVE OFFICERS WERE EXCLUDED AS AFFILIATES OF THE REGISTRANT.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 23, 1997, are incorporated herein by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  D.R. Horton, Inc. and its operating subsidiaries are engaged primarily in the construction and sale of single-family homes in the Mid-Atlantic, Midwest, Southeast, Southwest and Western regions of the United States. The Company offers high-quality homes with custom features, designed principally for the entry-level and move-up market segments. The Company's homes generally range in size from 1,000 to 5,000 square feet and range in price from $80,000 to $600,000. For the year ended September 30, 1996, the Company closed homes with an average sales price approximating $166,600.

  The Company is one of the most geographically diversified homebuilders in the United States, with operating divisions in 21 states and 26 markets. These markets include Albuquerque, Atlanta, Austin, Birmingham, Charlotte, Chicago, Cincinnati, Dallas/Fort Worth, Denver, Greensboro, Houston, Kansas City, Las Vegas, Los Angeles, Minneapolis/St. Paul, Nashville, New Jersey, Orlando, Pensacola, Phoenix, Raleigh/Durham, Salt Lake City, San Diego, South Florida, St. Louis and suburban Washington, D.C.

  The Company was incorporated in Delaware on July 1, 1991, to acquire all of the assets and businesses of 25 predecessor companies, which were residential home construction and development companies owned or controlled by Donald R. Horton.

  The Company's principal executive offices are located at 1901 Ascension Blvd., Suite 100, Arlington, Texas 76006, and its telephone number is (817) 856-8200.

OPERATING STRATEGY

  The Company believes that there are several important elements to its operating strategy which have enabled it to achieve consistent growth and profitability. The following are important elements of this strategy:

  Geographic Diversification. From 1978 to late 1987, the Company's homebuilding activities were conducted exclusively in the Dallas/Fort Worth area. The Company then instituted a policy of diversifying geographically and commenced operations in late 1987 in Phoenix. The Company entered Atlanta and Orlando in 1988; Charlotte in 1989; Houston in 1990; suburban Washington, D.C. in 1991; Chicago, Cincinnati, Raleigh/Durham and South Florida in 1992; Austin, Los Angeles, Salt Lake City and San Diego in 1993; Minneapolis/St. Paul, Kansas City and Las Vegas in 1994; Birmingham, Denver, Greensboro and St. Louis in 1995; and Albuquerque and Pensacola in 1996. In the early months of fiscal 1997, the Company announced the commencement of operations in Nashville and North Central New Jersey. The Company continually monitors the sales and margins achieved in each of the subdivisions in which it operates as part of an overall evaluation of the employment of its capital. The Company believes there are significant growth opportunities in its existing markets, however, it intends to continue its policy of geographic diversification by seeking to enter new markets. The Company believes that its diversification strategy mitigates the effects of local and regional economic cycles and enhances its growth potential. Typically, the Company will not invest material amounts in real estate, including raw land, developed lots, models and speculative homes, or overhead in start-up operations in new markets until such markets demonstrate significant growth potential and acceptance of the Company and its products.

  Acquisitions -- As an integral component of the Company's operational strategy of continued expansion and geographic diversification, the Company continually evaluates opportunities for strategic acquisitions. The Company believes that the expansion of its operations through the acquisition of existing homebuilding companies affords it several benefits not found in start-up operations. Such benefits include established land positions and inventories; existing relationships with land owners, developers, subcontractors and suppliers; brand name recognition; and proven product acceptance by homebuyers in the market. In evaluating potential acquisition candidates, the Company seeks homebuilding companies that have an excellent reputation, a track record of profitability and a strong management team with an entrepreneurial orientation. The Company has limited the risks associated with acquiring a going concern by conducting extensive operational, financial and legal due diligence on each acquisition candidate and by structuring each transaction typically as a purchase of assets and assumption of only specific related liabilities. In addition, the Company seeks to further limit acquisition risk by only acquiring homebuilding companies that the Company believes should have an immediate positive impact on the Company's earnings.

  The Company has acquired five homebuilding companies since 1994. Joe Miller Homes, Inc./Argus Development, Inc. in Minneapolis/St. Paul, Minnesota, were acquired in April 1994. Arappco Inc., in Greensboro, North Carolina, and Regency Development, Inc., in Birmingham, Alabama, were acquired in July and September, 1995, respectively. In October and December 1996 (fiscal 1997), the Company acquired Trimark Communities, L.L.C. in Denver, Colorado and SGS Communities, Inc. in North Central New Jersey, respectively. In both existing and new markets, the Company anticipates that it will continue to evaluate potential future acquisition opportunities that satisfy its acquisition criteria.

  Market Focus -- Custom Features. The Company positions itself between large volume homebuilders and local custom homebuilders by offering a broader selection of homes that typically have more amenities and greater design flexibility than homes offered by volume builders, at prices that are generally more affordable than those charged by local custom builders. The Company generally offers between five and ten home designs that it believes will appeal to local homebuyers at each of its subdivisions, but is prepared to offer additional building plans and options that may be more suitable or desirable to homebuyers. The Company also is prepared to customize such designs to the individual tastes and specifications of its homebuyers. While most design modifications are significant to homebuyers, such changes typically involve relatively minor adjustments including, among other things, modifying the interior or exterior dimensions of the home and changing exterior materials. Such changes generally improve the Company's gross margins. Consequently, the Company believes that it is able to maintain the efficiencies of a volume builder while delivering high-quality, personalized homes to its customers. The Company believes that its ability to cater to the design tastes and desires of the prospective homebuyer at competitive prices, even at the entry-level, distinguishes it from many of its competitors.

  Decentralized Operations. The Company's homebuilding activities are decentralized to give more operating flexibility to its local division managers. The Company's homebuilding activities are conducted through 30 operating divisions, some of which are in the same general market area. Generally, each operating division consists of a vice president, an office manager and staff, a sales manager, one to eleven sales people and one construction manager, who oversees one to nine construction supervisors. The Company believes that division managers, who are intimately familiar with local conditions, make better decisions regarding local operations than do the centralized, corporate management teams who make such decisions for many of our competitors. Each operating division is responsible for preliminary site selection, negotiation of option or similar contracts, and overseeing land development activities. Site selection and lot acquisition typically involve a feasibility study by the operating division, including soil and environmental reviews, a review of existing zoning and other governmental requirements, and a review of the need for and extent of offsite work and additional lot preparation required to meet local building codes. Each operating division also plans its homebuilding schedule, selects the building plans and architectural scheme for its subdivisions, obtains all necessary building approvals, and develops a marketing plan for its homes. Division managers receive performance bonuses based upon achieving targeted operating levels in their operating divisions.

  The  Company's  corporate  office  controls  key risk  elements  by  retaining oversight and responsibility for final approval of all land and lot acquisitions, inventory levels, financing arrangements, accounting and management reporting, payment of subcontractor invoices, payroll and employee benefits.

  Cost Management. The Company strives to control its overhead costs by centralizing its administrative and accounting functions and by limiting the number of field administrative personnel and middle level management positions. The Company also attempts to minimize advertising costs by participating in promotional activities, publications and newsletters sponsored by local real estate brokers, mortgage companies, utility companies and trade associations, and, in certain instances, by positioning its subdivisions in conspicuous locations that permit it to take advantage of local traffic patterns.

  The Company attempts to control construction costs through the efficient design of its homes and by obtaining favorable pricing from certain subcontractors based on the high volume of work they perform for the Company.

The Company's management information systems, including the purchase order system, also assist in controlling construction costs by allowing corporate and division management to monitor expenditures on a home-by-home basis. In addition, the Company's management information systems allow the Company to monitor its inventory composition and levels, thereby controlling capital and overhead costs.

  Limited Real Estate Exposure. The Company generally acquires developed building lots pursuant to lot option and similar contracts after all zoning and other governmental entitlements and approvals are obtained. By utilizing lot option contracts, the Company purchases the right, but not the obligation, to buy building lots at predetermined prices on a takedown schedule commensurate with anticipated home closings. The lot option contracts are generally on a nonrecourse basis, thereby limiting the Company's financial exposure to earnest money deposits given to property sellers. This practice enables the Company to control significant lot positions with minimal up front capital and substantially reduces the risks associated with land ownership and development. The Company attempts to control a two to four year supply of building lots within each market based on current and expected absorption rates. At September 30, 1996, the Company held lot option and similar contracts for 9,180 lots with an estimated aggregate purchase price approximating $290 million. These options are secured by cash deposits approximating $3.6 million and promissory notes approximating $1.4 million.

MARKETS

  The Company's homebuilding activities are conducted in five geographic regions, comprised of the following markets:

   GEOGRAPHIC REGION                            MARKETS
   -----------------                            -------
   Mid-Atlantic......  Charlotte, Greensboro, North Central New Jersey,
                       Raleigh/Durham, Suburban Washington, D.C.
                       Chicago, Cincinnati, Kansas City, Minneapolis/St. Paul,
   Midwest...........  St. Louis
                       Atlanta, Birmingham, Nashville, Orlando, Pensacola, South
   Southeast.........  Florida
   Southwest.........  Albuquerque, Austin, Dallas/Fort Worth, Houston, Phoenix
   Western...........  Denver, Las Vegas, Los Angeles, Salt Lake City, San Diego

  The Company's operations in each of its markets differ based on a number of market-specific factors. These factors include regional economic conditions and job growth, land availability and the local land development process, consumer tastes, competition from other builders of new homes and secondary home sales activity. The Company considers each of these factors when entering new markets or conducting operations in existing markets.

  Revenues for the Company by geographic region are:

                                                       YEAR ENDED SEPTEMBER 30,
                                                      --------------------------
                                                        1994     1995     1996
                                                      -------- -------- --------
                                                            (IN THOUSANDS)
   Mid-Atlantic...................................... $121,829 $113,251 $116,452
   Midwest...........................................   54,072   69,929   88,461
   Southeast.........................................   53,384   49,291   87,181
   Southwest.........................................  139,420  153,074  173,802
   Western...........................................   24,612   51,843   81,440
                                                      -------- -------- --------
     Total........................................... $393,317 $437,388 $547,336
                                                      ======== ======== ========

 Land Policies

  While the Company expects to continue to rely predominantly on lot option and similar contracts to secure developed lots, it will pursue selected land acquisition and development opportunities to augment its inventory of low-cost, quality building lots and to maximize profit opportunities. Substantially all of the land acquired by the Company is purchased only after necessary entitlements have been obtained so that the Company has the right to begin development or construction. The Company generally limits its acquisitions to smaller tracts of entitled land that will yield under 150 lots when developed and, where possible, obtains options to acquire adjacent parcels for later development. By limiting its acquisition and development activities to smaller parcels of land, the Company reduces the financial and market risks associated with holding land during the development period. Before it acquires tracts of land, the Company will, among other things, complete a feasibility study, which includes soil tests, independent environmental studies and other engineering work, and determine that all necessary zoning and other governmental entitlements required to develop and use the property for home construction have been acquired. At September 30, 1996, only about 36% of the Company's total lot position of 14,350 lots was being or had been developed by the Company. Although the Company purchases land and engages in land development activities primarily to support its own homebuilding activities, lots and land are occasionally sold to other developers and homebuilders.

  The following table sets forth a summary of the Company's land/lot positions at September 30, 1996:

   Finished lots owned by the Company....................................    968
   Lots under development owned by the Company...........................  4,202
                                                                          ------
     Total owned lots....................................................  5,170
   Lots available under lot option and similar contracts.................  9,180
                                                                          ------
     Total land/lot position............................................. 14,350
                                                                          ======

  The Company also seeks to limit its exposure to real estate inventory risks by
(i) generally commencing construction of homes under contract only after receipt of a satisfactory down payment and, where applicable, the buyer's receipt of mortgage approval, (ii) limiting the number of speculative homes (homes started without an executed sales contract) built in each subdivision, and (iii) closely monitoring local market and demographic trends, housing preferences and related economic developments, such as new job opportunities, local growth initiatives and personal income trends.

CONSTRUCTION

  The Company's home designs are prepared by architects in each of the Company's markets to appeal to the local tastes and preferences of the community. Optional interior and exterior features also are offered by the Company to enhance the basic home design and to promote the custom aspect of the Company's sales efforts.

  Substantially all of the Company's construction work is performed by subcontractors. The Company's construction supervisors monitor the construction of each home, participate in material design and building decisions, coordinate the activities of subcontractors and suppliers, subject the work of subcontractors to quality and cost controls and monitor compliance with zoning and building codes. Subcontractors typically are retained for a specific subdivision pursuant to a contract that obligates the subcontractor to complete construction at a fixed price. Agreements with the Company's subcontractors and suppliers generally are negotiated for each subdivision. The Company competes with other homebuilders for qualified subcontractors, raw materials and lots in the markets where it operates.

  Construction time for the Company's homes depends on the weather, availability of labor, materials and supplies, and other factors. The Company typically completes the construction of a home within four months.

  The Company does not maintain significant inventories of construction materials, except for work in process materials for homes under construction. Typically, the construction materials used in the Company's operations are readily available from numerous sources. The Company does not have any long-term contracts with suppliers of its building materials. In recent years, the Company has not experienced any significant delays in construction due to shortages of materials or labor.

MARKETING AND SALES

  The Company markets and sells its homes through commissioned employees and independent real estate brokers. Home sales are typically conducted from sales offices located in furnished model homes used in each subdivision. At September 30, 1996, the Company owned 223 model homes. These model homes generally are not offered for sale until the completion of the respective subdivision. The Company's sales personnel assist prospective homebuyers by providing them with floor plans, price information, tours of model homes and the selection of options and other custom features. Such personnel are trained by the Company and kept informed as to the availability of financing, construction schedules and marketing and advertising plans.

  In addition to using model homes, the Company typically builds a limited number of speculative homes in each subdivision to enhance its marketing and sales activities. Construction of these speculative homes also is necessary to satisfy the requirements of relocated personnel and independent brokers, who often represent homebuyers requiring a completed home within 60 days. A majority of these speculative homes are sold while under construction or immediately following completion. The number of speculative homes is influenced by local market factors, such as new employment opportunities, significant job relocations, growing housing demand and the length of time the Company has built in the market. Depending upon the seasonality of each of its markets, the
Company seeks to limit its speculative homes to approximately five homes per subdivision. At September 30, 1996, the Company was operating in 184 subdivisions and averaged under five speculative homes in each subdivision.

  The Company advertises on a limited basis in newspapers and in real estate broker, mortgage company and utility publications, brochures, newsletters and billboards. To minimize advertising costs, the Company attempts to operate in subdivisions in conspicuous locations that permit it to take advantage of local traffic patterns. The Company also believes that model homes play a significant role in its marketing efforts. Consequently, the Company expends significant efforts in creating an attractive atmosphere in its model homes.

  Sales of the Company's homes generally are made pursuant to a standard sales contract which requires a down payment of 5% to 10% of the sales price. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates is unobtainable within a specified period, typically four to six weeks, and may include other contingencies, such as the sale of an existing home. The Company includes a home sale in its sales backlog upon execution of the sales contract and receipt of the initial down payment. The Company does not recognize revenue upon the sale of a home until the home is closed and title passes. The Company estimates that the average period between the execution of a sales contract for a home and closing is approximately three to five months for presold homes.

CUSTOMER SERVICE AND QUALITY CONTROL

  The Company's operating divisions are responsible for pre-closing, quality control inspections and responding to customers' post-closing needs. The Company believes that prompt and courteous response to homebuyers' needs during and after construction reduces post-closing repair costs, enhances the Company's reputation for quality and service, and ultimately leads to significant repeat and referral business from the real estate community and homebuyers. The Company provides its homebuyers with a limited one-year warranty on workmanship and building materials. The subcontractors who perform most of the actual construction, in turn provide warranties of workmanship to the Company, and generally are prepared to respond to the Company and homeowner promptly upon request. In most cases, the Company supplements its one-year warranty by purchasing a ten-year limited warranty from a third party. To cover its potential warranty obligations, the Company accrues an estimated amount for future warranty costs.

CUSTOMER FINANCING

  In 1996, the Company formed D.R. Horton Mortgage Company, Ltd., a joint venture with a third party, to provide mortgage financing services, principally to purchasers of homes built and sold by the Company. D.R. Horton Mortgage presently provides services in Dallas/Fort Worth, Austin, Houston and Phoenix.

  In its other markets, the Company does not underwrite or otherwise provide mortgage financing. The Company works with a variety of mortgage lenders that make available to homebuyers a range of conventional mortgage financing programs. By making information about these programs available to prospective homebuyers and maintaining a relationship with such mortgage lenders, the Company is able to coordinate and expedite the entire sales transaction by ensuring that mortgage commitments are received and that closings take place on a timely and efficient basis.

TITLE SERVICES

  Through its wholly owned subsidiaries, DRH Title Company of Texas, Ltd. and DRH Title Company of Florida, Inc., the Company serves as a title insurance agent by providing title insurance policies and closing services to purchasers of homes built and sold by the Company in the Dallas/Fort Worth, Austin and Florida markets. The Company assumes no underwriting risk associated with these title policies.

EMPLOYEES

  At September 30, 1996, the Company employed 612 persons, of whom 203 were sales and marketing personnel, 199 were executive, administrative and clerical personnel, 198 were involved in construction, and 12 worked in title operations. Fewer than 10 of the Company's employees are covered by collective bargaining agreements. Certain of the subcontractors which the Company engages are represented by labor unions or are subject to collective bargaining agreements. The Company believes that its relations with its employees and subcontractors are good.

ITEM 2. PROPERTIES

  The Company owns a 52,000 square foot office complex, consisting of three single-story buildings of steel and brick construction, located in Arlington, Texas, that serves as the Company's principal executive offices and houses two of the Company's Dallas/Fort Worth divisions. The Company also leases approximately 52,100 square feet of space for its operating divisions under leases expiring between November 1996 and July 2001.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to routine litigation incidental to its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect upon the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's common stock (the "Common Stock") is listed on the New York Stock Exchange under the symbol "DHI". The following table sets forth the high and low sales prices for the Common Stock for the periods indicated, as reported on the NASDAQ National Market (through December 13, 1995) and on the New York
Stock Exchange on and after December 14, 1995, adjusted for the 9% stock dividend of June 1995, the seven for five stock split (effected as a 40% stock dividend) of September 1995 and the 8% stock dividend of May 1996.

                                                  YEAR ENDED SEPTEMBER 30,
                                            ------------------------------------
                                                  1995               1996
                                            ----------------- ------------------
                                              HIGH      LOW     HIGH      LOW
                                            --------- ------- --------- --------
   Quarter Ended December 31............... $ 8 5/16  $5 3/8  $11       $8 15/16
   Quarter Ended March 31..................   6 5/16   5 5/16  11 15/16  8 15/16
   Quarter Ended June 30...................   8 15/16  6 9/16  10 5/8    8 5/8
   Quarter Ended September 30..............  10 1/2    8 1/2   10 3/8    7 1/2

  As of September 30, 1996, there were approximately 189 holders of record. No cash dividends have been declared since the completion of the initial public offering.

  The declaration of cash dividends is at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, the general financial condition of the Company and general business conditions. Other than as required to maintain the financial ratios and net worth requirements under the credit facilities, there are no restrictions on the payment of cash dividends by the Company.

ITEM 6. SELECTED FINANCIAL DATA

  The  following  selected  consolidated  financial  data  of  the  Company  are qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future.

  In 1993, the Company changed its fiscal year end to September 30, thus operating information for the nine months then ended represents the Company's fiscal period.

                                              PERIODS ENDED SEPTEMBER 30,
                                          ----------------------------------
                                           NINE
                             YEAR ENDED   MONTHS           YEARS
                            DECEMBER 31,  ------ ---------------------------
                                1992       1993   1993   1994   1995   1996
                            ------------- ------ ------ ------ ------ ------
                               (IN MILLIONS, EXCEPT NET INCOME PER SHARE)
   INCOME STATEMENT DATA:
   Revenues................    $182.6     $190.1 $248.2 $393.3 $437.4 $547.3
   Net Income..............       9.2        8.9   12.2   17.7   20.5   27.4
   Net Income per
    share(1)...............       .38        .32    .44    .63    .74    .87
                                AS OF                AS OF SEPTEMBER 30,
                            DECEMBER 31,         ---------------------------
                                1992              1993   1994   1995   1996
                            -------------        ------ ------ ------ ------
                            (IN MILLIONS)               (IN MILLIONS)
   BALANCE SHEET DATA:
   Inventories.............    $ 90.4            $129.0 $204.1 $282.9 $345.3
   Total Assets............     104.3             158.7  230.9  318.8  402.9
   Notes Payable...........      31.6              62.2  108.6  169.9  169.9
   Stockholders' Equity....      55.9              65.9   84.6  106.1  177.6

--------
(1) Adjusted for stock dividends of 5% in 1993, 6% in 1994, 9% and 40% in 1995, and 8% in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

  The following tables set forth certain information regarding the Company's operations for the periods indicated.

                                                      PERCENTAGES OF REVENUE
                                                     -------------------------
                                                           YEAR ENDED
                                                          SEPTEMBER 30,
                                                     -------------------------
                                                      1994     1995     1996
                                                     -------  -------  -------
   Costs and Expenses:
    Cost of sales...................................    82.9%    82.2%    82.0%
    Selling, general and administrative expenses....     9.9     10.2      9.8
    Interest expense................................     --       0.3      0.3
                                                     -------  -------  -------
   Total costs and expenses.........................    92.8     92.7     92.1
   Other (income)...................................    (0.1)    (0.1)    (0.2)
   Income before income taxes.......................     7.3      7.4      8.1
   Income taxes.....................................     2.8      2.7      3.1
                                                     -------  -------  -------
   Net income.......................................     4.5%     4.7%     5.0%
                                                     =======  =======  =======

                                         YEAR ENDED SEPTEMBER 30,
                              -------------------------------------------------
                                   1994             1995             1996
                              ---------------  ---------------  ---------------
                              HOMES            HOMES            HOMES
HOMES CLOSED                  CLOSED PERCENT   CLOSED PERCENT   CLOSED PERCENT
------------                  ------ --------  ------ --------  ------ --------
Mid-Atlantic (Charlotte,
 Greensboro, Raleigh/Durham,
 Suburban Washington,
 D.C.)......................    442      18.7%   436      17.6%   547      16.7%
Midwest (Chicago,
 Cincinnati, Kansas City,
 Minneapolis/St. Paul, St.
 Louis).....................    286      12.1    348      14.1    457      13.9
Southeast (Atlanta,
 Birmingham, Orlando,
 Pensacola, South Florida)..    398      16.9    303      12.2    519      15.8
Southwest (Albuquerque,
 Austin, Dallas/Fort Worth,
 Houston, Phoenix)..........  1,108      47.0  1,131      45.7  1,239      37.7
Western (Denver, Las Vegas,
 Los Angeles, Salt Lake
 City, San Diego)...........    126       5.3    256      10.4    522      15.9
                              -----  --------  -----  --------  -----  --------
                              2,360     100.0% 2,474     100.0% 3,284     100.0%
                              =====  ========  =====  ========  =====  ========
                                         YEAR ENDED SEPTEMBER 30,
                              -------------------------------------------------
                                   1994             1995             1996
                              ---------------  ---------------  ---------------
                              HOMES            HOMES            HOMES
NEW SALES CONTRACTS            SOLD     $       SOLD     $       SOLD     $
-------------------           ------ --------  ------ --------  ------ --------
                                             ($ IN THOUSANDS)
Mid-Atlantic (Charlotte,
 Greensboro, Raleigh/Durham,
 Suburban Washington,
 D.C.)......................    402  $113,434    403  $103,952    495  $106,908
Midwest (Chicago,
 Cincinnati, Kansas City,
 Minneapolis/St. Paul, St.
 Louis).....................    272    51,890    339    68,675    527   100,990
Southeast (Atlanta,
 Birmingham, Orlando,
 Pensacola, South Florida)..    346    48,073    371    64,654    493    80,104
Southwest (Albuquerque,
 Austin, Dallas/ Fort Worth,
 Houston, Phoenix)..........  1,138   149,023  1,148   155,202  1,311   190,006
Western (Denver, Las Vegas,
 Los Angeles, Salt Lake
 City, San Diego)...........    169    32,167    292    56,777    662   107,481
                              -----  --------  -----  --------  -----  --------
                              2,327  $394,587  2,553  $449,260  3,488  $585,489
                              =====  ========  =====  ========  =====  ========
                                             AS OF SEPTEMBER 30,
                              -------------------------------------------------
                                   1994             1995             1996
                              ---------------  ---------------  ---------------
YEAR END SALES BACKLOG        HOMES     $      HOMES     $      HOMES     $
----------------------        ------ --------  ------ --------  ------ --------
                                             ($ IN THOUSANDS)
Mid-Atlantic (Charlotte,
 Greensboro, Raleigh/Durham,
 Suburban Washington,
 D.C.)......................    137  $ 42,886    198  $ 43,949    146  $ 34,405
Midwest (Chicago,
 Cincinnati, Kansas City,
 Minneapolis/St. Paul, St.
 Louis).....................    123    23,585    114    22,332    184    34,861
Southeast (Atlanta,
 Birmingham, Orlando,
 Pensacola, South Florida)..     68    10,216    190    33,557    164    26,479
Southwest (Albuquerque,
 Austin, Dallas/Fort Worth,
 Houston, Phoenix)..........    400    56,004    417    58,132    489    74,336
Western (Denver, Las Vegas,
 Los Angeles, Salt Lake
 City, San Diego)...........     45     7,833     81    12,766    221    38,807
                              -----  --------  -----  --------  -----  --------
                                773  $140,524  1,000  $170,736  1,204  $208,888
                              =====  ========  =====  ========  =====  ========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATION AND FINANCIAL CONDITION

YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO YEAR ENDED SEPTEMBER 30, 1995

  Revenues increased by 25.1% to $547.3 million in 1996 from $437.4 million in 1995. The number of homes closed by the Company increased by 32.7%, to 3,284 homes in 1996 from 2,474 homes in 1995. Home closings increased in all of the Company's market regions, with percentage increases ranging from 9.5% in the Southwest region to 103.9% in the Western region. Of the 32.7% increase in 1996 home closings, 13.4% was the result of acquisitions made in Greensboro and Birmingham in the last quarter of 1995. The 1996 increase in revenues was achieved in spite of a 4.1% decrease in the average selling price of homes closed, to $166,600 in 1996 from $173,700 in 1995. The decrease was due to changes in the geographic mix of homes closed within the Company and different price points in certain markets.

  New net sales contracts increased 36.6% to 3,488 homes in 1996 from 2,553 in 1995. Percentage increases in new net sales contracts ranging from 126.7% to 14.2% were achieved in the Company's market regions. The 1996 average sales price was $167,900, compared to $176,000 in 1995.

  The Company was operating in 184 subdivisions at September 30, 1996, compared to 162 at September 30, 1995. At September 30, 1996, the Company's backlog of sales contracts was 1,204 homes, a 20.4% increase over the comparable figure at September 30, 1995. The average sales price of homes in backlog increased to $173,500 at September 30, 1996, from $170,700 at September 30, 1995.

  Cost of sales increased by 24.8%, to $449.1 million in 1996 from $359.7 million in 1995. As a percentage of revenues, cost of sales decreased by 0.2%, to 82.0% in 1996 from 82.2% in 1995. This improvement resulted from good market conditions during the year, proactive efforts to maintain sales prices and control costs, and higher margins on homes closed on internally developed lots. The Company does not capitalize pre-opening costs for new subdivisions.

  Selling, general and administrative (SG&A) expense increased by 20.9%, to $53.9 million in 1996 from $44.5 million in 1995. The increase in SG&A expense was due largely to the increases in sales and construction activity required to sustain the higher levels of revenues. SG&A expense as a percentage of revenues decreased by 0.4%, to 9.8% in 1996 from 10.2% in 1995, as the Company was successful in controlling its variable overhead costs while the revenue increase offset more fixed costs.

  Interest expense increased to $1.5 million in 1996, from $1.2 million in 1995, caused by average interest-bearing debt growing at a slightly faster pace than the average amount of inventory under construction and development. The Company follows a policy of capitalizing interest only on inventory under construction or development. During both 1996 and 1995, a portion of incurred interest and other financing costs could not be charged to inventory and was expensed. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

  Other income, which consists mainly of interest income, pretax earnings from the Company's title operations and, in 1996, pretax earnings from the Company's mortgage operations, increased to $1.5 million in 1996, from $0.6 million in 1995. The increase was due primarily to the fact that 1996 comprised a full year of operations for DRH Title Company of Texas, Ltd., compared to only six months in 1995. Additionally, DRH Title Company of Florida, Inc., and DRH Mortgage Company, Ltd. commenced operation in 1996 and provided pretax earnings.

  The provision for income taxes increased 41.9%, to $17.1 million in 1996 from $12.0 million in 1995, due in part to the corresponding increase in income before income taxes. The effective tax rate increased to 38.4% in 1996 from 36.9% in 1995. As a percentage of revenues, the income tax provision increased 0.4% to 3.1% in 1996. The increases in the effective tax rate and in the tax provision as a percentage of revenues were due primarily to higher expected rates of state and local income taxes.

YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO YEAR ENDED SEPTEMBER 30, 1994

  Revenues increased by 11.2%, to $437.4 million in 1995 from $393.3 million in 1994. The number of homes closed by the Company increased by 4.8% to 2,474 homes in 1995 from 2,360 homes in 1994, led by a 103.2% increase in the Company's Western region and a 21.7% increase in the Company's Midwest region. The large increase in the Western region resulted from earlier investments incurred to enter markets within this region and illustrates a normal progression for newer markets. The 1995 increase in revenues also was due in part to a 4.3% increase in the average selling price of homes closed, to $173,700 in 1995 from $166,600 in 1994. The increase was due primarily to changes in the geographic mix of homes closed within the Company, as homes closed in the newer markets were at higher prices. Miscellaneous land/lot sales in 1995 and the impact of acquisitions also contributed to the increase in revenues.

  New net sales contracts increased by 9.7%, to 2,553 homes in 1995 from 2,327 in 1994. Percentage increases in new net sales contracts were achieved in all of the Company's market regions, led by 72.8% and 24.6% increases in the Western and Midwest regions, respectively. The 1995 average selling price was $176,000, compared to $169,600 in 1994.

  The Company was operating in 162 subdivisions at September 30, 1995, compared to 137 at September 30, 1994. At September 30, 1995, the Company's backlog of sales contracts was 1,000 homes, a 29.4% increase over the comparable figure at September 30, 1994. The average sales price of homes in backlog decreased to $170,700 at September 30, 1995, from $181,800 at September 30, 1994.

  Cost of sales increased by 10.3%, to $359.7 million in 1995 from $326.1 million in 1994. As a percentage of revenues, cost of sales decreased by 0.7%, to 82.2% in 1995 from 82.9% in 1994. This improvement resulted from proactive efforts to maintain sales prices and control costs, higher margins on homes closed on internally developed lots, and miscellaneous land/lot sales. The Company does not capitalize pre-opening costs for new subdivisions.

  Selling, general and administrative (SG&A) expense increased by 14.0%, to $44.5 million in 1995 from $39.1 million in 1993. The increase in SG&A expense was due largely to the increases in sales and construction activity required to sustain the higher levels of revenues. SG&A expense as a percentage of revenues increased by 0.3%, to 10.2% in 1995 from 9.9% in 1994, due partly to costs associated with expansion into new markets which had not yet generated significant revenues.

  Interest expense totalled $1.2 million in 1995, compared to none in 1994. The Company follows a policy of capitalizing interest only on inventory under construction or development. During 1995, the Company expensed a portion of incurred interest and other financing costs due to increased levels of developed lots and finished homes. During the 1994 period, all such costs were capitalized in inventory. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

  Other income, which consisted mainly of interest income and pretax earnings of DRH Title Company of Texas, Ltd. in 1995, increased to $621,000 in 1995, from $446,000 in 1994.

  The provision for income taxes increased 10.0%, to $12.0 million in 1995 from $10.9 million in 1994, due primarily to the corresponding increase in income before income taxes. The effective tax rate decreased to 36.9% in 1995 from 38.2% in 1994. As a percentage of revenues, the income tax provision decreased by 0.1% to 2.7% in 1995. The decreases in the effective tax rate and in the tax provision as a percentage of revenues were due primarily to the effects of certain tax planning strategies relating to state income taxes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  The Company believes it has adequate financial resources and sufficient credit lines to meet its working capital needs. At September 30, 1996, the Company had available cash and cash equivalents of $32.5 million. Inventories (including finished homes and construction in progress, residential lots developed and under development, and land) had increased by 22.0%, to $345.3 million, from $282.9 million at September 30, 1995. The increase was due to higher business activity and the fact that the Company was operating in a greater number of markets and subdivisions. In several markets, the Company is limited in its ability to acquire finished lots under option contracts, which results in an increase in residential lot inventory. The Company financed the inventory increase by borrowing under credit facilities, retaining earnings, and the $43.2 million net proceeds of a public stock offering in January 1996. The Company's ratio of notes payable to total capital decreased to 48.9% at September 30, 1996, from 61.6% at September 30, 1995. The equity to total assets ratio increased during the year to 44.1% at September 30, 1996, from 33.3% at September 30, 1995.

  The Company's financing needs depend upon the results of its operations, sales volume, inventory levels, inventory turnover, and acquisitions of other homebuilding companies. The Company has financed its operations by borrowing from financial institutions, by retaining earnings and from the sale of common stock. Common stock options exercised in 1994, 1995 and 1996, provided funding of $0.9 million, $0.8 million and $0.7 million, respectively.

  Beginning in 1994, the Company began acquiring the principal assets of other homebuilding companies, and had made three acquisitions through September 30, 1996. Two additional acquisitions were completed in October and December of 1996, the first three months of the Company's 1997 fiscal year. To date, all acquisitions have been for cash with the assumption of certain liabilities, typically trade accounts and notes payable. The acquisitions have been funded through working capital and borrowings under existing credit facilities.

  During April 1996, the Company entered a new facility with eight financial institutions to provide unsecured borrowings. At September 30, 1996, the Company had outstanding debt of $169.9 million. The majority of that amount represents borrowings under the terms of the Company's new $260 million unsecured bank credit facility, which has multi-year terms. The Company also has $47.5 million in additional borrowing capacity under separate unsecured bank revolving credit facilities with annual terms. The completion of the public sale of common stock in January 1996 and the new credit facilities provide the Company with a strong financial position, with resources adequate to fund near-term growth objectives.

  To secure the Company's performance under its contractual development and building obligations, the Company obtained performance bonds and letters of credit for the benefit of third parties (principally municipalities in which the Company conducts homebuilding activities) approximating $21.7 million and $5.2 million, respectively, at September 30, 1996.

  The Company's rapid growth requires significant amounts of cash. It is anticipated that future home construction, lot and land purchases and acquisitions will be funded through internally generated funds and new and existing lending relationships. The Company continuously evaluates its capital structure and in the future, may seek to increase unsecured debt and obtain additional equity to further solidify the capital structure or to provide funds for acquisitions.

  Except for ordinary expenditures for the construction of homes and, to a limited extent, the acquisition of land and lots for development and sale of homes, at September 30, 1996, the Company had no material commitments for capital expenditures.

 Inflation

  The Company, as well as the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. Inflation also increases the Company's financing, labor and material costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. The Company attempts to pass through to its customers any increases in its costs through increased sales prices and, to date, inflation has not had a material adverse effect on the Company's results of operations. However, there is no assurance that inflation will not have a material adverse impact on the Company's future results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Auditors...........................................   13
Consolidated Balance Sheets, September 30, 1996 and 1995.................   14
Consolidated Statements of Income for the three years ended September 30,
 1996....................................................................   15
Consolidated Statements of Stockholders' Equity for the three years ended
 September 30, 1996......................................................   16
Consolidated Statements of Cash Flows for the three years ended September
 30, 1996................................................................   17
Notes to Consolidated Financial Statements...............................   18

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
D.R. Horton, Inc.

  We have audited the accompanying consolidated balance sheets of D. R. Horton, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of D. R. Horton, Inc. and subsidiaries at September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

                                                     /s/ Ernst & Young LLP

November 8, 1996
Fort Worth, Texas

                       D.R. HORTON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,
                                                               -----------------
                                                                 1995     1996
                                                               -------- --------
                                                                (IN THOUSANDS)
                           ASSETS
Cash.........................................................  $ 16,737 $ 32,467
Inventories:
 Finished homes and construction in progress.................   182,772  216,264
 Residential lots -- developed and under development.........    98,824  127,707
 Land held for development...................................     1,312    1,312
                                                               -------- --------
                                                                282,908  345,283
Property and equipment (net).................................     5,359    5,631
Earnest money deposits and other assets......................    10,680   15,247
Excess of cost over net assets acquired (net)................     3,103    4,285
                                                               -------- --------
                                                               $318,787 $402,913
                                                               ======== ========
                         LIABILITIES
Accounts payable.............................................  $ 29,312 $ 34,391
Accrued expenses and customer deposits.......................    13,523   21,011
Notes payable................................................   169,879  169,873
                                                               -------- --------
                                                                212,714  225,275
                    STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 30,000,000 shares autho-
 rized, no shares issued.....................................       --       --
Common stock, $.01 par value, 100,000,000 shares authorized,
 25,437,067 shares in 1995 and 32,362,036 in 1996, issued and
 outstanding.................................................       254      324
Additional capital...........................................    91,635  159,714
Retained earnings............................................    14,184   17,600
                                                               -------- --------
                                                                106,073  177,638
                                                               -------- --------
                                                               $318,787 $402,913
                                                               ======== ========

          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                          YEAR ENDED SEPTEMBER 30,
                                ---------------------------------------------
                                     1994           1995            1996
                                -------------- --------------  --------------
                                (IN THOUSANDS, EXCEPT NET INCOME PER SHARE)
Revenues.......................       $393,317       $437,388        $547,336
Cost of sales..................        326,099        359,742         449,054
                                -------------- --------------  --------------
                                        67,218         77,646          98,282
Selling, general and adminis-
 trative expense...............         39,073         44,549          53,860
                                -------------- --------------  --------------
Operating income...............         28,145         33,097          44,422
Other:
 Interest expense..............            --          (1,161)         (1,474)
 Other income..................            446            621           1,484
                                -------------- --------------  --------------
                                           446           (540)             10
                                -------------- --------------  --------------
  INCOME BEFORE INCOME TAXES...         28,591         32,557          44,432
Provision for income taxes.....         10,928         12,018          17,053
                                -------------- --------------  --------------
  NET INCOME................... $       17,663 $       20,539  $       27,379
                                ============== ==============  ==============
Net income per share........... $         0.63 $         0.74  $         0.87
                                ============== ==============  ==============
Weighted average number of
 shares of common stock
 outstanding, including common
 stock equivalents.............         27,845         27,849          31,420
                                ============== ==============  ==============


          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                      TOTAL
                                      COMMON ADDITIONAL RETAINED  STOCKHOLDERS'
                                      STOCK   CAPITAL   EARNINGS     EQUITY
                                      ------ ---------- --------  -------------
                                                   (IN THOUSANDS)
Balances at October 1, 1993..........  $155   $ 61,305  $  4,413    $ 65,873
 Net income..........................   --         --     17,663      17,663
 Exercise of stock options (109,860
  shares)............................     1        907       --          908
 Issuance under D.R. Horton, Inc.
  employee benefit plans (7,200
  shares)............................   --         110       --          110
 Six percent stock dividend..........     9     11,225   (11,235)         (1)
                                       ----   --------  --------    --------
Balances at September 30, 1994.......   165     73,547    10,841      84,553
 Net income..........................   --         --     20,539      20,539
 Exercise of stock options (116,400
  shares)............................     1        772       --          773
 Issuances under D.R. Horton, Inc.
  employee benefit plans (20,549
  shares)............................   --         208       --          208
 Nine percent stock dividend.........    15     17,181   (17,196)        --
 Seven for five stock split..........    73        (73)      --          --
                                       ----   --------  --------    --------
Balances at September 30, 1995.......   254     91,635    14,184     106,073
 Net income..........................   --         --     27,379      27,379
 Stock sold through public offering
  (4,375,000 shares).................    44     43,149       --       43,193
 Exercise of stock options (124,619
  shares)............................     1        696       --          697
 Issuances under D.R. Horton, Inc.
  employee benefit plans (29,300
  shares) ...........................     1        296       --          297
 Eight percent stock dividend........    24     23,938   (23,963)         (1)
                                       ----   --------  --------    --------
Balances at September 30, 1996.......  $324   $159,714  $ 17,600    $177,638
                                       ====   ========  ========    ========


          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEAR ENDED SEPTEMBER 30,
                                                ------------------------------
                                                  1994      1995       1996
                                                --------  ---------  ---------
                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
 Net income.................................... $ 17,663  $  20,539  $  27,379
 Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
  Depreciation and amortization................    1,190      2,025      2,583
  Expense associated with issuance of stock
   under certain D.R. Horton employee benefit
   plans.......................................      110        208        229
  Changes in operating assets and liabilities:
   Increase in inventories.....................  (61,234)   (56,401)   (62,375)
   Increase in earnest money deposits and other
    assets.....................................     (393)      (910)    (4,271)
   Increase (decrease) in accounts payable,
    accrued expenses and customer deposits.....   (1,317)     2,197     12,567
                                                --------  ---------  ---------
NET CASH USED IN OPERATING ACTIVITIES..........  (43,981)   (32,342)   (23,888)
                                                --------  ---------  ---------
INVESTING ACTIVITIES
 Net purchase of property and equipment........   (2,563)    (2,414)    (2,667)
 Net cash paid for acquisitions................   (3,583)    (4,577)    (1,370)
                                                --------  ---------  ---------
NET CASH USED IN INVESTING ACTIVITIES..........   (6,146)    (6,991)    (4,037)
                                                --------  ---------  ---------
FINANCING ACTIVITIES
 Proceeds from notes payable...................  133,297    232,964    238,987
 Repayment of notes payable....................  (92,791)  (188,857)  (239,289)
 Proceeds from common stock offerings,
  including stock associated with certain
  employee benefit plans.......................      --         --      43,260
 Proceeds from exercise of stock options.......      907        773        697
                                                --------  ---------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES......   41,413     44,880     43,655
                                                --------  ---------  ---------
    INCREASE (DECREASE) IN CASH................   (8,714)     5,547     15,730
Cash at beginning of year......................   19,904     11,190     16,737
                                                --------  ---------  ---------
Cash at end of year............................ $ 11,190  $  16,737  $  32,467
                                                ========  =========  =========
Supplemental cash flow information:
 Interest paid................................. $  7,059  $  11,689  $  14,628
                                                ========  =========  =========
 Income taxes paid............................. $ 11,561  $  11,336  $  16,143
                                                ========  =========  =========

          See accompanying notes to consolidated financial statements.

                      D.R. HORTON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business. The Company is engaged primarily in the construction and sale of single-family housing in 19 states in the United States. The Company designs, builds and sells single-family houses on finished lots which it purchases ready for home construction or which it develops. The Company purchases undeveloped land to develop into finished lots for future construction of single-family houses and for sale to others. The Company also provides title agency and mortgage services in selected markets; however, such activities are not material to the consolidated operating results of the Company.

  Principles of Consolidation: The consolidated financial statements include the accounts of D.R. Horton, Inc. (the Company) and its subsidiaries, all of which are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation.

  Accounting Principles: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Statements of Financial Accounting Standards: During the fourth quarter of 1996, the Company elected to adopt Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") retroactive to October 1, 1995. The adoption of FAS 121 did not impact the Company's results of operations or financial position and did not result in a restatement of any of the financial results for fiscal 1996. The Company believes the adoption of FAS 121 would not have had an effect on financial results in fiscal 1995 and 1994 had FAS 121 been adopted in those years.

  Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"), issued in October 1995, establishes financial accounting and reporting standards for stock-based employee compensation plans. As permitted by FAS 123, the Company has elected to continue to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations, in accounting for its Stock Incentive Plan. Refer to Note F.

  Cash: The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Amounts in transit from title companies for home closings are included in cash.

  Cost of Sales: Cost of sales includes home warranty costs, purchased discounts for customer financing, and sales commissions paid to third parties.

  Fair Value of Financial Instruments: The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying amounts of cash and cash equivalents and trade payables approximate fair value because of the short maturity of these financial instruments. Generally, the homebuilding notes payable bear interest at rates indexed to LIBOR or the Federal Funds rate. Therefore, the carrying amounts of the outstanding borrowings at September 30, 1996, approximate fair value. At both September 30, 1996 and 1995, the estimated fair value of the Company's debt, including the interest rate swap agreement described in Note B, approximated its carrying value.

  Fair value estimates are made at specific points in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve matters of significant judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect estimates.

                      D.R. HORTON, INC. AND SUBSIDIARIES

  Inventories: Inventories are stated at the lower of cost (specific identification method) or net realizable value. In addition to direct land acquisition, land development and direct housing construction costs, inventory costs include interest and real estate taxes, which are capitalized in inventory during the development and construction periods. Residential lots are transferred to construction in progress when building permits are requested. Land and development costs, capitalized interest and real estate taxes incurred during land development are allocated to individual lots on a prorata basis.

  Interest.   The  Company   capitalizes   interest  during   development  and
construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the home buyer. The summary of interest for 1994, 1995 and 1996 is:

                                                    YEAR ENDED SEPTEMBER 30,
                                                   ----------------------------
                                                     1994      1995      1996
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
    Capitalized interest, beginning of year....... $  1,581  $  4,325  $  7,118
    Interest incurred.............................    7,269    12,002    14,835
    Interest expensed.............................
     Directly.....................................      --     (1,161)   (1,474)
     Amortized to cost of sales...................   (4,525)   (8,048)   (9,437)
                                                   --------  --------  --------
    Capitalized interest, end of year............. $  4,325  $  7,118  $ 11,042
                                                   ========  ========  ========

  Property and Equipment: Property and equipment, including model home furniture, are stated on the basis of cost. Major renewals and improvements are capitalized. Repairs and maintenance are expensed as incurred. Depreciation generally is provided using the straight-line method over the estimated useful life of the asset. Accumulated depreciation was $3,481,000 and $5,000,000 as of September 30, 1995 and 1996, respectively.

  Excess of Cost Over Net Assets Acquired: The excess of amounts paid for business acquisitions over the net fair value of the assets acquired and liabilities assumed is amortized using the straight-line method over twenty years. Additional consideration paid in subsequent periods under the terms of purchase agreements are included as acquisition costs. Amortization expense was $42,000, $114,000 and $188,000 in 1994, 1995 and 1996, respectively. Accumulated amortization was $156,000 and $344,000 at September 30, 1995 and 1996, respectively.

  Revenue Recognition: Revenue generally is recognized at the time of the closing of a sale, when title to and possession of the property transfer to the buyer.

  Net Income Per Share: Net income per share is based upon the average number of shares of common stock outstanding during each year and the effect of common stock equivalents related to dilutive stock options.

                      D.R. HORTON, INC. AND SUBSIDIARIES

NOTE B -- NOTES PAYABLE

  Notes payable (in thousands):

                                                                SEPTEMBER 30,
                                                              -----------------
                                                                1995     1996
                                                              -------- --------
   Unsecured: Banks
    $250,000 term and revolving credit facility,  maturing
     April, 1999 to April,2001, rates range from Federal
     Funds + 1.6% to LIBOR + 2%.............................. $134,800 $158,600
    $10,000 revolving line of credit, maturing March 1997,
     LIBOR + 2%..............................................      --       --
    $20,000 revolving line of credit, maturing September 1997,
     LIBOR + 1 1/2%..........................................    7,000      --
    $17,500 revolving line of credit, payable on demand with
     six months' notice, LIBOR + 1 1/4%......................   13,770    4,000
   Other notes payable.......................................   14,309    7,273
                                                              -------- --------
     Total notes payable..................................... $169,879 $169,873
                                                              ======== ========

  Maturities of notes payable, assuming the revolving lines of credit are not extended, are $10.3 million in 1997, $0.4 million in 1998, $59.2 million in 1999, and $100.0 million in 2001. The weighted average interest rates at September 30, 1995 and 1996 were 7.9% and 7.5%, respectively.

  In addition to the stated interest rates, various credit facilities require the Company to pay certain fees. The $250 million credit facility also provides $10 million for use as letters of credit. Effective October 1, 1996, there was a reduction in the interest rate on the revolving portion of $250 million credit facility. Certain of the notes and loan agreements contain financial covenants generally relating to cash dividends, minimum interest coverage, net worth, leverage, inventory levels and other matters.

  The Company uses an interest rate swap agreement to help manage a portion of its interest rate exposure. The agreement converts from a variable rate to a fixed rate on a notional amount of $100 million. The agreement expires April 2001. The Company does not expect non-performance by the counterparty, and any losses incurred in the event of non-performance would not be material. As a result of this agreement, the Company incurred net interest expense of $0.4 million during 1996. Net payments or receipts under the Company's interest rate swap agreement are recorded as adjustments to interest expense.

NOTE C -- ACQUISITIONS

  In 1994 and 1995, the Company made the following acquisitions:

                  COMPANY ACQUIRED                DATE ACQUIRED  CONSIDERATION
                  ----------------                -------------- -------------
   Regency Development, Inc. (Birmingham)........ September 1995 $12.3 million
   Arappco, Inc. (Greensboro).................... July 1995      $12.2 million
   Joseph M. Miller Construction, Inc./Argus
    Development, Inc. (Minneapolis).............. April 1994     $16.6 million

  Consideration includes cash paid, promissory notes and assumption of certain accounts payable and notes payable which were repaid subsequent to the acquisitions.

  The acquisitions contain provisions for additional consideration to be paid annually for up to three years subsequent to the acquisition date, based upon subsequent pretax income. Such additional consideration will be recorded when paid as excess cost over net assets acquired, which is amortized using the

                      D.R. HORTON, INC. AND SUBSIDIARIES
straight line method over 20 years. All of the acquired companies are involved in homebuilding and land development. The Company has accounted for these acquisitions under the purchase method and has included the operations of the acquired businesses in its Consolidated Statements of Income since their acquisition.

  The Company's unaudited pro forma summary consolidated results of operations as if the above noted acquisitions had occurred at October 1, 1995 are presented below. In preparing the pro forma information, various assumptions were made and the Company does not purport this information to be indicative of what would have occurred had the acquisitions been made as of October 1, 1995.

                                                                  YEAR ENDED
                                                              SEPTEMBER 30, 1995
                                                              ------------------
                                                                (IN THOUSANDS,
                                                              EXCEPT NET INCOME
                                                                  PER SHARE)
      Revenues...............................................      $474,476
      Net Income.............................................      $ 22,359
      Net Income per share...................................      $   0.80

NOTE D -- STOCKHOLDERS' EQUITY

  The Board of Directors of the Company declared the following common stock dividends:

      DECLARED DATE            AMOUNT                    PAID                     RECORD DATE
      -------------            ------                   -------                   -----------
         5/12/94                 6%                     6/30/94                     5/31/94
         4/20/95                 9%                     6/30/95                     5/31/95
         4/22/96                 8%                     5/24/96                     5/08/96

  Stock Split: On August 15, 1995, the Board of Directors declared a seven-for-five stock split effected in the form of a 40% stock dividend on its common stock. Accordingly, the $.01 par value for the additional shares issued, in respect of the seven-for-five stock split, was transferred from additional paid-in-capital to common stock.

  Net income per share and weighted average shares outstanding for all periods presented have been restated to reflect the stock dividends and the stock split. Other than as required to maintain the financial ratios and net worth requirements under the credit agreements, there are no restrictions on the payment of cash dividends by the Company.

                      D.R. HORTON, INC. AND SUBSIDIARIES

NOTE E -- PROVISION FOR INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These differences primarily relate to the capitalization of inventory costs, the accrual of warranty costs, and depreciation. The Company's deferred tax assets and liabilities are not significant.

  The difference between income tax expense and tax computed by applying the federal statutory income tax rate to income before taxes is due primarily to the effect of applicable state income taxes. Income tax expense consists of:

                                                    YEAR ENDED SEPTEMBER 30,
                                                   ----------------------------
                                                     1994      1995      1996
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
   Current:
    Federal....................................... $ 10,477  $ 11,767  $ 17,650
    State.........................................      963     1,274     1,829
                                                   --------  --------  --------
                                                     11,440    13,041    19,479
                                                   --------  --------  --------
   Deferred:
    Federal.......................................     (468)     (923)   (2,198)
    State.........................................      (44)     (100)     (228)
                                                   --------  --------  --------
                                                       (512)   (1,023)   (2,426)
                                                   --------  --------  --------
                                                   $ 10,928  $ 12,018  $ 17,053
                                                   ========  ========  ========

NOTE F -- EMPLOYEE BENEFIT PLANS

  The D.R. Horton, Inc. Profit Sharing Plus Plan is a 401(k) plan for Company employees. The Company matches 50% of employees' voluntary contributions up to a maximum of 3% of each participant's earnings. Additional employer contributions in the form of profit sharing are at the discretion of the Company. Expenses for this Plan were $158,000, $233,000 and $327,000 for 1994, 1995 and 1996,
respectively.

  Effective January 1, 1994, the Company adopted the D.R. Horton, Inc. Stock Tenure Plan (an Employee Stock Ownership Plan), covering those employees generally not participating in certain other D.R. Horton benefit plans. Contributions are made at the discretion of the Company. Expenses of $110,000, $106,000 and $229,000 were recognized for 1994, 1995 and 1996, respectively, related to Company contributions of common stock to the Plan.

  The Company's Supplemental Executive Retirement Plans (SERP's) are non-qualified deferred compensation programs that provide benefits payable to certain management employees upon retirement, death, or termination of employment with the Company. SERP No. 1 provides for voluntary deferral of compensation which is invested under a trust agreement. All salary deferrals under this Plan have been accrued and the investments are recorded as an other asset. Under SERP No. 2, the Company accrues an unfunded benefit, as well as an interest factor based upon a predetermined formula. The Company recorded $231,000, $347,000 and $313,000 of expense for SERP No. 2 in 1994, 1995 and
1996, respectively.

  In 1996, the Company approved the D.R. Horton, Inc. Employee Stock Purchase Plan which allows employees to purchase stock directly from the Company at market value.

  At September 30, 1996, 237,500 shares of common stock have been reserved for future issuance under the stock tenure and stock purchase plans.

                      D.R. HORTON, INC. AND SUBSIDIARIES

  The D.R. Horton, Inc. 1991 Stock Incentive Plan provides for the granting of stock options to certain key employees of the Company to purchase shares of common stock. Options are granted at exercise prices which approximate the market value of the Company's common stock at the date of the grant. Options generally expire 10 years after the dates on which they were granted and vest evenly over the life of the option. At September 30, 1996, 3,034,250 shares of common stock have been reserved for future issuance under this plan. Activity under the plan is:

                                1994                1995                1996
                          ------------------ ------------------- -------------------
                                    WEIGHTED            WEIGHTED            WEIGHTED
                                    AVERAGE             AVERAGE             AVERAGE
                                    EXERCISE            EXERCISE            EXERCISE
     STOCK OPTIONS        OPTIONS    PRICES   OPTIONS    PRICES   OPTIONS    PRICES
     -------------        --------  -------- ---------  -------- ---------  --------
Outstanding at beginning
 of year................   872,655   $ 7.32    992,713   $ 8.60  1,782,517   $ 6.56
Granted.................   185,700    13.98    313,000    12.15    559,000    10.15
Exercised...............  (109,860)    3.62   (116,400)    3.84   (124,619)    3.24
Cancelled...............    (6,500)    7.86    (19,940)    9.80   (122,022)    8.54
Effects of stock
 dividends..............    50,718     8.26    613,144     6.87    145,908     6.69
                          --------   ------  ---------   ------  ---------   ------
Outstanding at end of
 year...................   992,713   $ 8.60  1,782,517   $ 6.56  2,240,784   $ 7.11
                          ========   ======  =========   ======  =========   ======
Exercisable at end of
 year...................   403,997   $ 5.55    565,551   $ 4.44    659,615   $ 4.74
                          ========   ======  =========   ======  =========   ======

  Exercise prices for options outstanding at September 30, 1996, ranged from $1.804 to $10.185. The weighted average remaining contractual lives of those options are as follows:

                                   OUTSTANDING                EXERCISABLE
                           --------------------------- -------------------------
                                    WEIGHTED  WEIGHTED        WEIGHTED  WEIGHTED
                                     AVERAGE  AVERAGE          AVERAGE  AVERAGE
         EXERCISE                    EXERCISE MATURITY         EXERCISE MATURITY
       PRICE RANGE          OPTIONS   PRICE   (YEARS)  OPTIONS  PRICE   (YEARS)
       -----------         --------- -------- -------- ------- -------- --------
Less than $4..............   161,631  $1.89     5.0    161,631  $1.89     5.0
$4-$8..................... 1,239,792   5.99     6.9    459,841   5.35     6.4
More than $8..............   839,361   9.76     9.1     38,143   9.47     7.9
                           ---------  -----     ---    -------  -----     ---
  Total................... 2,240,784  $7.11     7.6    659,615  $4.74     6.2
                           =========  =====     ===    =======  =====     ===

  The Company has elected to follow Accounting Principles Board Opinion No. 25 in accounting for its employee stock options. The exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, therefore, no compensation expense is recognized.

  Application of the fair value method, as specified by FAS 123, had no material impact on net income or net income per share amounts. However, such pro forma effects are not indicative of future fair value effects until the rules stipulated by FAS 123 are applied to all outstanding, nonvested awards.

NOTE G -- COMMITMENTS AND CONTINGENCIES

  The Company is involved in lawsuits and other contingencies in the ordinary course of business. Management believes that, while the ultimate outcome of the contingencies cannot be predicted with certainty, the ultimate liability, if any, will not have a material adverse effect on the Company's financial position.

  In the ordinary course of business, the Company enters into option agreements to purchase land and developed lots. Deposits of approximately $5.0 million at September 30, 1996, secure the Company's performance under these agreements.

                      D.R. HORTON, INC. AND SUBSIDIARIES

  The Company leases office space under noncancelable  operating leases. Minimum
annual  lease   payments   under  these  leases  at  September  30,  1996,   are
approximately:

                                               (IN THOUSANDS)
           1997...............................      $342
           1998...............................       199
           1999...............................        46
           2000...............................        38
           2001...............................        33
                                                    ----
                                                    $658
                                                    ====

  Rent expense approximated  $840,000,  $989,000 and $1,140,000,  for 1994, 1995
and 1996, respectively.

  In the normal course of its business activities, the Company provides letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At September 30, 1996, outstanding letters of credit totalled $5.2 million and performance bonds totalled $21.7 million.

NOTE H -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  Quarterly results of operations are:

                                                 1996
                            --------------------------------------------------
                                          THREE MONTHS ENDED
                            --------------------------------------------------
                            SEPTEMBER 30   JUNE 30    MARCH 31    DECEMBER 31
                            ------------- ----------- ----------- ------------
                             (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
   Revenues................   $   168,943 $   143,283 $   114,042  $   121,068
   Gross Margin............        30,677      25,897      20,175       21,533
   Net income..............         9,408       7,434       5,122        5,415
   Net income per
    share(1)...............           .29         .23         .16          .19
                                                 1995
                            --------------------------------------------------
                                          THREE MONTHS ENDED
                            --------------------------------------------------
                            SEPTEMBER 30   JUNE 30    MARCH 31    DECEMBER 31
                            ------------- ----------- ----------- ------------
                             (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
   Revenues................   $   132,827 $   120,529 $    87,076  $    96,956
   Gross Margin............        23,992      21,647      15,359       16,648
   Net income..............         6,681       6,090       3,948        3,820
   Net income per
    share(1)...............           .24         .22         .14          .14
                                                 1994
                            --------------------------------------------------
                                          THREE MONTHS ENDED
                            --------------------------------------------------
                            SEPTEMBER 30   JUNE 30    MARCH 31    DECEMBER 31
                            ------------- ----------- ----------- ------------
                             (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
   Revenues................   $   124,024 $   107,782 $    82,606  $    78,905
   Gross Margin............        21,038      17,729      14,416       14,035
   Net income..............         5,679       4,690       3,698        3,596
   Net income per
    share(1)...............           .20         .17         .13          .13

--------
(1) Net income per share differs from that previously reported due to the effect of the 1996 eight percent stock dividend.

                      D.R. HORTON, INC. AND SUBSIDIARIES

NOTE I -- SUBSEQUENT EVENTS (UNAUDITED)

  In October and December 1996, the Company acquired substantially all the assets of two homebuilding companies, Trimark Communities L.L.C., in Denver, Colorado and SGS Communities, Inc., in North Central New Jersey, respectively. Total consideration for these acquisitions was $31 million which includes cash paid, and the assumption of certain accounts payable and notes payable. The acquisitions contain provisions for additional consideration to be paid annually for up to four years based upon subsequent pretax income of the acquired businesses. Any such additional consideration will be recorded when paid as excess cost over net assets acquired which will be amortized on a straight line method over 20 years. These acquisitions will be accounted for under the purchase method and their operations will be included in the Company's Consolidated Statements of Income from the date of their acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is set forth under the caption "Election of Directors" at pages 2 through 4 of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 23, 1997, and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is set forth under the caption "Executive Compensation" at pages 6 and 7 of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 23, 1997, and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is set forth under the caption "Beneficial Ownership of Common Stock" at page 5 of the registrant's
Proxy Statement for the Annual Meeting of Stockholders to be held on January 23, 1997, and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is set forth under the caption "Executive Compensation -- Transactions with Management" at page 11 of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 23, 1997, and incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

 1. Financial Statements:

  See Item 8 above.

 2. Financial Statement Schedules:

  Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "Commission") are not required under the related instructions or are not applicable, and therefore have been omitted.

 3. Exhibits:

   EXHIBIT
   NUMBER                                 EXHIBIT
   -------                                -------
     3.1   -- Amended and Restated Certificate of Incorporation, as amended(1)
     3.2   -- Bylaws, as amended(2)
    10.1      -- Form of Indemnification  Agreement between the Company and each
              of  its  directors   and   executive   officers  and  schedule  of
              substantially identical documents(1)
    10.2   -- D.R. Horton, Inc. 1991 Stock Incentive Plan(3)(4)
    10.2a  -- Amendment No. 1 to 1991 Stock Incentive Plan(3)(4)
    10.2b  -- Amendment No. 2 to 1991 Stock Incentive Plan(3)(4)
    10.2c  -- Amendment No. 3 to 1991 Stock Incentive Plan(4)(5)
    10.2d  -- Amendment No. 4 to 1991 Stock Incentive Plan(4)(5)
    10.2e  -- Amendment No. 5 to 1991 Stock Incentive Plan(1)(4)
    10.3   -- Form of Non-Qualified Stock Option Agreement (Term Vesting)(6)
    10.4   -- Form of Non-Qualified Stock Option Agreement (Performance
              Vesting)(7)
    10.5   -- Form of Incentive Stock Option (Term Vesting)(7)
    10.6   -- Form of Incentive Stock Option (Performance Vesting)(7)
    10.7   -- Form of Restricted Stock Agreement (Term Vesting)(7)
    10.8   -- Form of Restricted Stock Agreement (Performance Vesting)(7)
    10.9   -- Form of Stock Appreciation Right Agreement (Term Vesting)(7)
    10.10  -- Form of Stock Appreciation Right Agreement (Performance
              Vesting)(7)
    10.11  -- Form of Stock Appreciation Right Notification (Tandem)(7)
    10.12  -- Form of Performance Share Notification(7)
    10.13  -- Form of Performance Unit Notification(7)
    10.14  -- D.R. Horton, Inc. Supplemental Executive Retirement Plan No.
              1(2)(4)
    10.15  -- D.R. Horton, Inc. Supplemental Executive Retirement Trust No.
              1(2)(4)
    10.16  -- D.R. Horton, Inc. Supplemental Executive Retirement Plan No.
              2(2)(4)
    10.17  -- Master Loan and Inter-Creditor Agreement dated as of April 15,
              1996, by and among D.R. Horton, Inc., as Borrower, and
              NationsBank, N.A. (South), Bank of America National Trust and
              Savings Association, and certain other lenders (collectively,
              "Lenders"), and NationsBank, N.A. (South) as a Bank, Issuing Bank
              and Administrative Agent for Lenders and Bank of America National
              Trust and Savings Association as a Bank and Co-Agent for
              Lenders(8)
    10.18  -- Working Capital Line of Credit Agreement dated as of July 31,
              1996, by and between D.R. Horton, Inc., as Borrower, and Barnett
              Bank, N.A., as Lender(8)
    10.19  -- Revolving Credit Agreement dated as of September 17, 1996, by and between D.R. Horton, Inc., as Borrower, and PNC Bank, National
              Association,  and Lender(8)
    21.1   -- Subsidiaries  of D.R.  Horton,Inc.(8)
    23.1   -- Consent of Ernst & Young LLP, Fort Worth, Texas(8)

--------
(1) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission on November 22, 1995.
(2) Incorporated by reference from the Registrant's Transition Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the Commission on December 28, 1993.

(3) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 33-46554) declared effective by the Commission on June 4, 1992.
(4) Management contract or compensatory plan or arrangement.
(5) Incorporated by reference from the Registrant's Annual Report Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission on December 9, 1994.
(6) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 33-81856) filed with the Commission on July 22, 1994.
(7) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed with the Commission on March 29, 1993.
(8) Filed herewith.

                                  SIGNATURES

  Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Acts of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 1996                   D.R. HORTON, INC.


                                          By       /s/ Donald R. Horton
                                             ----------------------------------
                                                     Donald R. Horton,
                                                 Chairman of the Board and
                                                         President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                        TITLE                 DATE
              ---------                        -----                 ----
        /s/ Donald R. Horton           Chairman of the           November 21, 1996
-------------------------------------   Board and President
          DONALD R. HORTON              (Principal
                                         Executive Officer)

        /s/ Richard Beckwitt           Director                  November 21, 1996
-------------------------------------
          RICHARD BECKWITT

       /s/ Richard I. Galland          Director                  November 21, 1996
-------------------------------------
         RICHARD I. GALLAND

        /s/ Richard L. Horton          Director                  November 21, 1996
-------------------------------------
          RICHARD L. HORTON

        /s/ Terrill J. Horton          Director                  November 21, 1996
-------------------------------------
          TERRILL J. HORTON

         /s/ David J. Keller           Treasurer, Chief          November 21, 1996
-------------------------------------   Financial Officer
           DAVID J. KELLER              and Director
                                       (Principal
                                        Financial Officer
                                        and Principal
                                        Accounting Officer)

        /s/ Francine I. Neff           Director                  November 21, 1996
-------------------------------------
          FRANCINE I. NEFF

         /s/ Scott J. Stone            Director                  November 21, 1996
-------------------------------------
           SCOTT J. STONE

        /s/ Donald J. Tomnitz          Director                  November 21, 1996
-------------------------------------
          DONALD J. TOMNITZ


                             CORPORATE INFORMATION

  D.R. Horton, Inc. (the "Company") is engaged primarily in the construction and sale of single-family homes. The Company offers high-quality homes with custom features, designed principally for the entry-level and move-up segments.

  Horton has established a unique marketing niche, offering a broader selection of homes that typically have more amenities and greater design flexibility than homes offered by volume builders, at prices that are generally more affordable than those charged by local custom builders. Horton homes range in size from 1,000 to 5,000 square feet and are priced from $80,000 to $600,000. For the year ended September 30, 1996, the Company closed 3,284 homes with an average sales price of approximately $166,600.

  The Company is geographically diversified, operating in 21 states and 26 markets. Plans call for continued expansion in current markets, as well as entry into new markets that have significant entry-level and move-up market segments consistent with the Company's product and pricing strategy.

  THE BOARD OF DIRECTORS

                                               TRANSFER AGENT AND REGISTRAR
  DONALD R. HORTON
  Chairman and President (2)                   Society National Bank
                                               Cleveland, Ohio

  RICHARD BECKWITT
  President -- Investments Division (2)        INVESTOR RELATIONS


  RICHARD I. GALLAND                           David J. Keller
  Former Chief Executive Officer and           D.R. Horton, Inc.
  Chairman of Fina, Inc. (1) (2)               1901 Ascension Blvd., Suite 100
                                               Arlington, Texas 76006
                                               (817) 856-8200


  RICHARD L. HORTON
  Vice President -- Dallas/Fort Worth
  East Division
                                               ANNUAL MEETING
  TERRILL J. HORTON
  Vice President -- Dallas/Fort Worth
  North Division
                                               January 23, 1997 9:30 a.m. C.S.T.


  DAVID J. KELLER
  Executive Vice President, Treasurer and      At the Corporate Offices of
  Chief Financial Officer (2)                  D.R. Horton, Inc.
                                               1901 Ascension Blvd., Suite 100
                                               Arlington, Texas 76006
  FRANCINE I. NEFF
  Former Treasurer of the United States (1)

  SCOTT J. STONE
  Former Vice President -- Eastern Region

  DONALD J. TOMNITZ
  President -- Homebuilding Division
--------
(1) Audit Committee Member
(2) Compensation Committee Member