Form 10-Q
period 1996-12-31
HORTON D R INC /DE/
filed 1997-01-30
CIK 882184

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.


(Mark One)
  x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
___      SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1996

                                       OR

___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From      To


Commission file number 1-14112

                                D.R. HORTON, INC
             (Exact name of registrant as specified in its charter)


               DELAWARE                               75-2386963
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                   Identification No.)


     1901 Ascension Blvd., Suite 100,
           Arlington, Texas                              76006

  (Address of principal executive offices)             (Zip Code)


                                 (817) 856-8200
              (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       --   --


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $.01 par value -- 32,435,553 shares as of January 29, 1997

                                      INDEX

                                D.R. HORTON, INC.


PART I.  FINANCIAL INFORMATION.


Item 1.  Financial Statements.

         Consolidated Balance Sheets--December 31, 1996 and September 30, 1995.

         Consolidated Statements of Income--Three Months Ended December 31, 1996 and 1995.

         Consolidated Statement of Stockholders' Equity--Three Months Ended December 31, 1996.

         Consolidated Statements of Cash Flows--Three Months Ended December 31, 1996 and 1995.

         Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION.

Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES.

                       D.R. HORTON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                   December 31,   September 30,
                                                       1996          1996
                                                       ----          ----


                                                         (In thousands)
                                                   (Unaudited)

                                     ASSETS

  Cash                                                 $15,125      $32,467
  Inventories:
    Finished homes and construction in progress        237,858      216,264
    Residential lots-developed and under development   161,283      127,707
    Land held for development                            1,312        1,312
                                                         -----        -----

                                                       400,453      345,283

  Property and equipment (net)                           5,754        5,631
  Earnest money deposits and other assets               18,940       15,247
  Excess of cost over net assets acquired (net)          5,582        4,285
                                                         -----        -----

                                                      $445,854     $402,913
                                                      ========     ========


                                  LIABILITIES

  Accounts payable                                     $33,434      $34,391
  Accrued expenses and customer deposits                24,440       21,011
  Notes payable                                        203,200      169,873
                                                       -------      -------

                                                       261,074      225,275

                              STOCKHOLDERS' EQUITY

  Preferred stock, $.10 par value, 30,000,000 shares
    authorized, no shares issued                             -            -
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 32,415,729 at December 31, 1996 and
    32,362,036 at September 30, 1996, issued and
    outstanding.                                           324          324
  Additional capital                                   160,049      159,714
  Retained earnings                                     24,407       17,600
                                                        ------       ------

                                                       184,780      177,638
                                                       -------      -------

                                                      $445,854     $402,913
                                                      ========     ========


          See accompanying notes to consolidated financial statements.

                      D. R. HORTON, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME




                                                        Three Months
                                                     Ended December 31,
                                                     ------------------
                                                       1996        1995
                                                       ----        ----

                                                    (In thousands, except
                                                     net income per share)
                                                         (Unaudited)

Revenues                                            $144,381    $121,068
Cost of sales                                        118,036      99,535
                                                     -------      ------

                                                      26,345      21,533

Selling, general and administrative expense           15,117      12,513
                                                      ------      ------

Operating income                                      11,228       9,020

Other:
     Interest expense                                   (784)       (669)
     Other income                                        715         374
                                                         ---         ---

                                                         (69)       (295)
                                                         ---        ----

    INCOME BEFORE INCOME TAXES                        11,159       8,725

Provision for income taxes                             4,352       3,310
                                                       -----       -----

    NET INCOME                                        $6,807      $5,415
                                                      ======      ======


  Net income per share                                 $0.21       $0.19
                                                       =====       =====

  Weighted average number of shares of common stock
      and common stock equivalents outstanding        33,003      28,250
                                                      ======      ======










          See accompanying notes to consolidated financial statements.

                      D. R. HORTON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                     Total
                                     Common   Additional Retained Stockholders'
                                      Stock    Capital   Earnings    Equity
                                      -----    -------   --------    ------
                                                 (In thousands)
                                                  (Unaudited)

Balances at October 1, 1996            $324    $159,714   $17,600   $177,638

Net income                                -           -     6,807      6,807
Issuance under D.R.Horton, Inc.
   employee benefit plans                 -         133         -        133
Exercise of stock options                 -         202         -        202
                                      --------------------------------------
Balances at December 31, 1996          $324    $160,049   $24,407   $184,780
                                      ======================================



























          See accompanying notes to consolidated financial statements.

                      D. R. HORTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Three Months
                                                           Ended December 31,
                                                           ------------------
                                                             1996      1995
                                                             ----      ----

                                                            (In thousands)
                                                            (Unaudited)

OPERATING ACTIVITIES
  Net income                                                 $6,807    $5,415
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                             739       665
      Expense associated with issuance of stock under
        employee benefit plans                                  133         -
      Changes in operating assets and liabilities:
        Increase in inventories                             (30,262)  (11,134)
        Increase in earnest money deposits and other assets  (1,750)     (727)
        Increase (decrease) in accounts payable, accrued
            expenses and customer deposits                   (4,167)       74
                                                             ------        --


NET CASH USED IN OPERATING ACTIVITIES                       (28,500)   (5,707)
                                                            -------    ------

INVESTING ACTIVITIES
  Net purchase of property and equipment                       (501)   (1,095)
  Net cash paid for acquisitions                            (17,737)        0
                                                            -------         -


NET CASH USED IN INVESTING ACTIVITIES                       (18,238)   (1,095)
                                                            -------    ------

FINANCING ACTIVITIES
  Proceeds from notes payable                                46,372    24,648
  Repayment of notes payable                                (17,178)  (11,434)
  Proceeds from exercise of stock options                       202        26
                                                                ---        --


 NET CASH PROVIDED BY FINANCING ACTIVITIES                   29,396    13,240
                                                             ------    ------

        INCREASE (DECREASE) IN CASH                         (17,342)    6,438
Cash at beginning of period                                  32,467    16,737
                                                             ------    ------

Cash at end of period                                       $15,125   $23,175
                                                            =======   =======

Supplemental cash flow information:
  Interest paid                                              $3,578    $3,473
                                                             ======    ======

  Income taxes paid                                          $4,505    $1,784
                                                             ======    ======







          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                December 31, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. (the "Company") and its subsidiaries, all of which are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

NOTE B - NET INCOME PER SHARE

Net income per share for the three month periods ended December 31, 1996 and 1995, is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.

On April 23, 1996, the Board of Directors declared an eight percent stock dividend on the Company's common stock, which was paid on May 24, 1996, to stockholders of record on May 8, 1996. Earnings per share and weighted average shares outstanding have been restated to reflect the eight percent stock dividend.

NOTE C - PROVISIONS FOR INCOME TAXES

Deferred tax liabilities and assets, arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, consist primarily of differences in depreciation, warranty costs and inventory cost capitalization methods and were, as of December 31, 1996, not significant.

The provisions for income tax expense for the three month periods ended December 31, 1996 and 1995, are based on the effective tax rates estimated to be in effect for the respective years. The deferred income tax provisions were not significant in either period.

The difference between income tax expense and tax computed by applying the statutory Federal income tax rate to income before income taxes is due primarily to the effect of applicable state income taxes.

NOTE D - INTEREST
                                                      Three months ended
                                                         December 31,
                                                         ------------
                                                      1996        1995
                                                      ----        ----
Interest costs are (in thousands):
   Capitalized interest, beginning of period         $11,042      $7,118
   Interest incurred                                   3,872       3,880
   Interest expensed:
      Directly                                          (784)       (669)
      Amortized to cost of sales                      (2,057)     (1,986)
                                                      ------      ------
   Capitalized interest, end of period               $12,073      $8,343
                                                     =======      ======

                       D.R. HORTON, INC. AND SUBSIDIARIES

                                December 31, 1996


NOTE E - ACQUISITIONS

In October, 1996, the Company completed the acquisition of the principal assets (approximately $7.6 million, primarily inventories) of Trimark Communities, L.L.C., of Denver, Colorado, for $6.6 million in cash and the assumption of approximately $1.1 million in trade accounts and notes payable associated with the acquired assets.

In December, 1996, the Company purchased the principal assets (approximately $20.4 million, primarily inventories) of SGS Communities, Inc., of New Jersey, for $11.8 million in cash and the assumption of $9.7 million in trade accounts and notes payable associated with the acquired assets. At January 29, 1997, the final determination of the valuations of the acquired assets had not yet been made. Any subsequent adjustments to the beginning balance sheet valuation amounts estimated herein will be recorded in future periods as adjustments to the excess of cost over net assets acquired.

The Company has announced the pending acquisition of the Torrey Group of Companies of Atlanta, Georgia, which is expected to be consummated during the Company's second fiscal quarter. Under the terms of the acquisition agreement, the Company will pay total consideration for all of the outstanding capital stock of Torrey of $38 million, consisting of $28.5 million in cash and $9.5 million in common stock (approximately 863,000 shares). The Company will also assume approximately $74 million of Torrey indebtedness upon consummation of the acquisition.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following tables set forth certain operating and financial data for the
Company:

                                                          Percentages of
                                                             Revenue
                                                          --------------
                                                              Three
                                                           Months Ended
                                                           December 31,
                                                          --------------
                                                          1996       1995
                                                          ----       ----
           Costs and expenses:
              Cost of sales                               81.8 %     82.2 %
              Selling, general and administrative expense 10.5       10.3
              Interest expense                             0.5        0.6
                                                           ---        ---
           Total costs and expenses                       92.8       93.1
           Other (income)                                 (0.5)      (0.3)
                                                          ----       ----
           Income before income taxes                      7.7        7.2
           Income taxes                                    3.0        2.7
                                                           ---        ---
           Net income                                      4.7 %      4.5 %
                                                           ===        ===


                                    New sales
                                   contracts, net                   Homes in
                                  of cancellations  Home closings  sales backlog
                                  ----------------  -------------  -------------
                                       Three           Three
                                    Months Ended    Months Ended      As of
                                    December 31,    December 31,    December 31,
                                    ------------    ------------    ------------
                                    1996   1995     1996    1995     1996  1995
                                    ----   ----     ----    ----     ----  ----

Mid-Atlantic (Maryland, New Jersey,
     North and South Carolina,
     Virginia)                       108    113      116     137      214   174
Midwest(Illinois, Kansas, Minnesota,
     Missouri, Ohio)                  89    111      105      72      168   153
Southeast(Alabama, Florida, Georgia,
     Tennessee)                      100    107      130     140      134   157
Southwest (Arizona, New Mexico,
     Texas)                          265    267      333     308      421   376
West (California, Colorado, Nevada,
     Utah)                           189    101      171      74      271   108
                                     ---    ---      ---      --      ---   ---

Totals                               751    699      855     731    1,208   968
                                     ===    ===      ===     ===    =====   ===

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995

Revenues for the three months ended December 31, 1996, increased by 19.3%, to $144.4 million, from $121.1 million for the comparable period of 1995. The number of homes closed by the Company increased by 17.0% to 855 homes in the three months ended December 31, 1996, from 731 homes in the same period of 1995. Percentage increases in home closings ranging from 8.1% to 131.1% were achieved in the Company's Midwest, Southwest and Western market regions, which were somewhat offset by modest percentage decreases in home closings in the Mid-Atlantic and Southeast market regions. Home sales revenues increased partly due to an increase in the average home delivery price (to $168,700 in 1996, from $165,600 for the comparable period of 1995). The increase in the average home delivery price was due primarily to changes in the geographic mix of homes closed within the Company.

New net sales contracts increased 7.4%, to 751 homes for the three months ended December 31, 1996, from 699 homes for the three months ended December 31, 1995. The dollar amount of new net sales contracts increased 12.5%, to $129.8 million, with percentage increases ranging from 4.4% to 102.5% achieved in the Company's Mid-Atlantic, Southwest and Western market regions. Those increases were offset by moderate percentage declines in the Midwest and Southeast market regions. The Company was operating in 225 subdivisions at December 31, 1996, compared to 171 subdivisions at December 31, 1995. At December 31, 1996, the Company's backlog of sales contracts was 1,208 homes, a 24.8% increase over comparable figures at December 31, 1995. The increase in sales backlog was partially due to the sales backlog acquired in the purchase of Trimark Communities, L.L.C., of Denver, Colorado (Trimark), and SGS Communities, Inc., of New Jersey (SGS) during the quarter. The average sales value of homes in backlog increased to $185,000 at December 31, 1996, from $170,500 at December 31, 1995. The increase was due partially to the high average dollar value of the sales backlog acquired with the December, 1996 acquisition of SGS, and to changes in the geographic mix of homes sold during the quarter.

The increase in revenues caused cost of sales to increase by 18.6%, to $118.0 million in the three months ended December 31, 1996, from $99.5 million in the comparable period of 1995. As a percentage of revenues, cost of sales decreased to 81.8% in 1996 from 82.2% in 1995. The decrease in cost of sales as a percentage of revenues is primarily due to efforts to increase sales prices and control costs.

Selling, general and administrative (SG&A) expense increased by 20.8%, to $15.1 million in the three months ended December 31, 1996, from $12.5 million in the comparable period of 1995. As a percentage of revenues, SG&A expense increased to 10.5% in 1996, from 10.3% in 1995. This increase was partially due to costs associated with the first quarter acquisitions.

Interest expense amounted to $0.8 million in the three months ended December 31, 1996, compared to $0.7 in the comparable period of 1995. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the three months ended December 31, 1996 and 1995, the Company expensed a portion of incurred interest and other financing costs due to increased levels of developed lots and finished homes. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other income, which consists mainly of interest income and the pre-tax earnings of the DRH Title Companies and DRH Mortgage Company, Ltd., increased to $715,000 in the three months ended December 31, 1996, from $374,000 for the comparable period of 1995. The increase was primarily due to expanded title agency activities and the initiation of mortgage company services which were not provided in 1995. Increased interest income from overnight investing of cash balances also contributed to the increase in other income.

The provision for income taxes was $4.4 million in the three months ended December 31, 1996, up $1.1 million from the $3.3 million for the comparable quarter of 1995. The increase in income taxes was attributable to the increase in income before income taxes and an increase in the estimated effective income tax rate anticipated for fiscal 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had available cash and cash equivalents of $15.1 million. Inventories (including finished homes and construction in progress, developed residential lots and other land) at December 31, 1996, increased by $55.2 million from September 30, 1996, due to the acquisitions of selected assets (including inventories) of Trimark and SGS. Inventories also increased due to a general increase in business activity and the expansion of operations in the newer market areas. Because the inventory increase and the acquisitions were financed largely by borrowing, the Company's ratio of notes payable to total capital increased to 52.4% at December 31, 1996, from 48.9% at September 30, 1996. The equity to total assets ratio decreased slightly during the three months, to 41.4% at December 31, 1996, from 44.1% at September 30, 1996.

The Company's financing needs depend upon the results of its operations, sales volume, inventory levels, inventory turnover, and acquisitions. The Company has financed its operations through borrowings from financial institutions, through funds from earnings, and, in 1992 and 1996, from the sale of common stock.

At December 31, 1996, the Company had outstanding debt of $203.2 million and aggregate unsecured financing available under debt agreements with twelve lenders approximating $287.5 million. The Company is currently in the final stages of negotiating increases to its existing unsecured credit facilities, which will increase its debt capacity to $410 million. Consummation of these increased credit facilities is expected to occur during the Company's second fiscal quarter.

In October, 1996, the Company completed the acquisition of the principal assets (approximately $7.6 million, primarily inventories) of Trimark for approximately $6.6 million in cash and the assumption of approximately $1.1 million in trade accounts and notes payable associated with the acquired assets. In December, 1996, the Company purchased the principal assets (approximately $20.4 million, primarily inventories) of SGS for $11.8 million in cash and the assumption of $9.7 million in trade accounts and notes payable associated with the acquired assets.

The Company has announced the pending acquisition of the Torrey Group of Companies of Atlanta, Georgia, which is expected to be consummated during the Company's second fiscal quarter. Under the terms of the acquisition agreement, the Company will pay total consideration for all of the outstanding capital stock of Torrey of $38 million, consisting of $28.5 million in cash and $9.5 million in common stock (approximately 863,000 shares). The Company will also assume approximately $74 million of Torrey indebtedness upon consummation of the acquisition.

The Company's rapid growth requires significant amounts of cash. It is anticipated that future home construction, lot and land purchases and acquisitions will be funded through internally generated funds and new and existing borrowing relationships. The Company continuously evaluates its capital structure and, in the future, may seek to further increase unsecured debt and obtain additional equity to fund ongoing operations as well as to pursue additional growth opportunities.

Except for ordinary expenditures for the construction of homes and, to a limited extent, the acquisition of land and lots for development and sale of homes, at December 31, 1996, the Company had no material commitments for capital expenditures.

PART II.  OTHER INFORMATION.

Item 1-5.  Inapplicable

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits

               None

           (b) Reports on Form 8-K.

               None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



D.R. HORTON, INC.
-----------------
 (Registrant)

Date: January 30, 1997      By:  /s/ David J. Keller
      ----------------           -------------------
                                   (Signature)

                                 David J. Keller, on behalf of D.R. Horton, Inc. and as Executive Vice President, Treasurer and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)