Form 10-Q
period 1997-03-31
HORTON D R INC /DE/
filed 1997-05-14
CIK 882184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.


(Mark One)
  x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1997

                                                     OR

 --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From  ________________ To __________________


Commission file number   1-14112

                                D.R. HORTON, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                 75-2386963
               --------                                 ----------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)


     1901 Ascension Blvd., Suite 100, Arlington, Texas       76006
     -------------------------------------------------       -----
           (Address of principal executive offices)       (Zip Code)


                                 (817) 856-8200
                                 --------------
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

      (Former name, address and fiscal year, if changed since last report)

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

      Common stock, $.01 par value -- 37,222,841 shares as of May 13, 1997

                                      INDEX

                                D.R. HORTON, INC.


PART I.FINANCIAL INFORMATION.                                              Page


Item 1.Financial Statements.

       Consolidated Balance Sheets--March 31, 1997 and September 30, 1996.   3

       Consolidated Statements of Income--Three Months Ended March 31, 1997
                and 1996; and Six Months Ended March 31, 1997 and 1996.      4

       Consolidated Statement of Stockholders' Equity--Six Months Ended
                March 31, 1997.                                              5

       Consolidated Statements of Cash Flows--Three Months Ended March 31,
                1997 and 1996; Six Months Ended March 31, 1997 and 1996.     6

       Notes to Consolidated Financial Statements.                          7-8

Item 2.Management's Discussion and Analysis of Results of Operations
       and Financial Condition.                                             9-12

PART II.  OTHER INFORMATION.


Item 6.Exhibits and Reports on Form 8-K.                                    13


SIGNATURES.                                                                 14

                       D.R. HORTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                           March 31,    September 30,
                                              1997          1996
                                              ----          ----

                                                (In thousands)
                                           (Unaudited)

                                     ASSETS

  Cash                                        $26,814       $32,467
  Inventories:
    Finished homes and construction in
      progress                                348,148       216,264
    Residential lots - developed and under
      development                             191,984       127,707
    Land held for development                   1,312         1,312
                                                -----         -----

                                              541,444       345,283

  Property and equipment (net)                 11,852         5,631
  Earnest money deposits and other assets      26,196        15,247
  Excess of cost over net assets acquired
     (net)                                     28,303         4,285
                                               ------         -----

                                             $634,609      $402,913
                                             ========      ========


                                  LIABILITIES

  Accounts payable                            $52,931       $34,391
  Accrued expenses and customer deposits       26,164        21,011
  Notes payable                               318,550       169,873
                                              -------       -------

                                              397,645       225,275

                              STOCKHOLDERS' EQUITY

  Preferred stock, $.10 par value, 30,000,000
    shares authorized, no shares issued.            -             -
  Common stock, $.01 par value, 100,000,000
    shares authorized, 36,839,791 at March 31,
    1997 and 32,362,036 at September 30, 1996,
    issued and outstanding.                       368           324
  Additional capital                          206,147       159,714
  Retained earnings                            30,449        17,600
                                               ------        ------

                                              236,964       177,638
                                              -------       -------

                                             $634,609      $402,913
                                             ========      ========


          See accompanying notes to consolidated financial statements.

                      D. R. HORTON, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME




                                        Three Months          Six Months
                                       Ended March 31,       Ended March 31,
                                       ---------------       ---------------
                                       1997       1996       1997      1996
                                       ----       ----       ----      ----

                                  (In thousands, except net income per share)
                                                  (Unaudited)

Revenues                           $159,596   $114,042    $303,977 $235,110
Cost of sales                       129,792     93,867     247,828  193,402
                                    -------     ------     -------  -------

                                     29,804     20,175      56,149   41,708

Selling, general and administrative
     expense                         18,794     12,060      33,911   24,573
                                     ------     ------      ------   ------

Operating income                     11,010      8,115      22,238   17,135

Other:
     Interest expense                  (816)      (272)     (1,600)    (941)
     Other income                       408        223       1,122      597
                                        ---        ---       -----      ---

                                       (408)       (49)       (478)    (344)
                                       ----        ---        ----     ----

     INCOME BEFORE INCOME TAXES      10,602      8,066      21,760   16,791

Provision for income taxes            3,911      2,944       8,263    6,254
                                      -----      -----       -----    -----

     NET INCOME                      $6,691     $5,122     $13,497  $10,537
                                     ======     ======     =======  =======

Net income per share                  $0.20      $0.16       $0.40    $0.35
                                      =====      =====       =====    =====

Weighted average number of shares
  of common stock and common stock
  equivalents outstanding            34,279     31,517      33,635   29,874
                                     ======     ======      ======   ======


          See accompanying notes to consolidated financial statements.

                      D. R. HORTON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                      Total
                                     Common  Additional   Retained Stockholders'
                                      Stock    Capital     Earnings   Equity
                                      -----    -------     --------   ------
                                                   (In thousands)
                                                     (Unaudited)

Balances at October 1, 1996             $324   $159,714     $17,600    $177,638

Net income                                 -          -      13,497      13,497
Sale of 3,500,000 shares of common
     stock and issuance of 844,444
     shares as partial consideration
     for acquisition                      43     45,510           -      45,553
Stock issuance under employee benefit
     plans                                 -        134           -         134
Exercise of stock options                  1        789           -         790
Cash dividends paid                        -          -        (648)       (648)
                                     ------------------------------------------
Balances at March 31, 1997              $368   $206,147     $30,449    $236,964

                                     ==========================================




          See accompanying notes to consolidated financial statements.

                      D. R. HORTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Six Months
                                                               Ended March 31,
                                                               ---------------
                                                              1997        1996
                                                              ----        ----

                                                               (In thousands)
                                                                (Unaudited)

OPERATING ACTIVITIES
  Net income                                                $13,497     $10,537
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                           1,651       1,408
      Expense associated with issuance of stock under
        employee benefit plans                                  100          90
      Changes in operating assets and liabilities:
        Increase in inventories                            (110,078)    (36,428)
        Increase in earnest money deposits and other assets  (7,534)       (164)
        Increase in accounts payable, accrued expenses
            and customer deposits                            13,951         942
                                                             ------         ---

NET CASH USED IN OPERATING ACTIVITIES                       (88,413)    (23,615)
                                                            -------     -------

INVESTING ACTIVITIES
  Purchase of property and equipment                         (3,778)     (1,819)
  Net cash paid for acquisitions                            (44,560)       (580)
                                                            -------        ----

NET CASH USED IN INVESTING ACTIVITIES                       (48,338)     (2,399)
                                                            -------      ------

FINANCING ACTIVITIES
  Proceeds from notes payable                               160,157      51,093
  Repayment of notes payable                                (65,605)    (63,721)
  Issuance of common stock                                   36,403      43,260
  Proceeds from issuance of stock under employee benefit
    plans                                                       791         543
  Cash dividends paid                                          (648)          -
                                                            -------      ------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                  131,098      31,175
                                                            -------      ------

        INCREASE (DECREASE) IN CASH                          (5,653)      5,161
Cash at beginning of period                                  32,467      16,737
                                                             ------      ------

Cash at end of period                                       $26,814     $21,898
                                                            =======     =======

Supplemental cash flow information:
  Interest paid                                              $8,130      $7,429
                                                             ======      ======

  Income taxes paid                                         $10,920      $7,270
                                                            =======      ======






          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                 March 31, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of the D.R. Horton, Inc. (the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

NOTE B - NET INCOME PER SHARE

Net income per share for the three and six month periods ended March 31, 1997 and 1996, is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.

On April 23, 1996, the Board of Directors declared an eight percent stock dividend on the Company's common stock, which was paid on May 24, 1996, to stockholders of record on May 8, 1996. Earnings per share and weighted average shares outstanding for the three and six month periods ended March 31, 1996, have been restated to reflect the eight percent stock dividend.

NOTE C - PROVISIONS FOR INCOME TAXES

Deferred tax liabilities and assets, arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, consist primarily of differences in depreciation, warranty costs and inventory cost capitalization methods and were, as of March 31, 1997, not significant.

The provisions for income tax expense for the three and six month periods ended March 31, 1997 and 1996, are based on the effective tax rates estimated to be in effect for the respective years. The deferred income tax provisions were not significant in either period.

The difference between income tax expense and tax computed by applying the statutory Federal income tax rate to income before income taxes is due primarily to the effect of applicable state income taxes.

NOTE D - INTEREST


                                        Three months ended  Six months ended
                                             March 31,           March 31,
                                             ---------           ---------
                                          1997       1996     1997       1996
                                          ----       ----     ----       ----
                                                   (In thousands)

  Capitalized interest, beginning of
    period                               $12,073    $8,343   $11,042    $7,118
  Interest incurred                        5,139     3,674     9,011     7,554
  Interest expensed:
     Directly                               (816)     (272)   (1,600)     (941)
     Amortized to cost of sales           (2,270)   (1,890)   (4,327)   (3,876)
                                          ------    ------    ------    ------
  Capitalized interest, end of period    $14,126    $9,855   $14,126    $9,855
                                         =======    ======   =======    ======

                       D.R. HORTON, INC. AND SUBSIDIARIES

                                 March 31, 1997


NOTE E - CAPITALIZATION

On March 14, 1997, the Company completed the sale of 3,500,000 additional shares of common stock. The net proceeds of $36.4 million, were used to retire debt and for general corporate purposes.

On January 20 and April 17, 1997, the Company's Board of Directors declared cash dividends of $.02 per common share.

NOTE F - ACQUISITIONS

In October, 1996, the Company completed the acquisition of the principal assets (approximately $7.7 million, primarily inventories) of Trimark Communities, L.L.C., of Denver, Colorado, for $6.8 million in cash and the assumption of approximately $1.0 million in trade accounts and notes payable associated with the acquired assets.

In December, 1996, the Company purchased the principal assets (approximately $19.5 million, primarily inventories) of SGS Communities, Inc., of New Jersey, for $10.6 million in cash and the assumption of $10.1 million in trade accounts and notes payable associated with the acquired assets.

In February, 1997, the Company completed the acquisition of all of the outstanding capital stock of the entities comprising the Torrey Group of Atlanta, Georgia for $36.9 million in cash, 844,444 newly issued shares of the Company's common stock, valued at $9.2 million, and a contingent payment estimated at $1 million. The estimated market value of the assets acquired, less liabilities assumed, amounts to $24.4 million.

At May 13, 1997, the final determination of the valuations of the acquired companies had not been completed. Any subsequent adjustments to the beginning balance sheet valuation amounts estimated herein will be recorded in future periods as adjustments to the excess of cost over net assets acquired and amortized over 20 years.

The following unaudited pro forma combined financial data give effect to the Torrey acquisition as if it had occurred on the first day of each period presented. The pro forma information has been prepared utilizing the historical consolidated financial statements of the Company and Torrey. It does not include any adjustments for anticipated cost savings expected to be achieved as a result of the acquisition. The pro forma information should be read in conjunction with the historical financial statements and notes thereto. The pro forma financial data is provided for comparative purposes only and are not necessarily indicative of the results which would have been obtained if the Torrey acquisition had been effected during the periods presented. The pro forma financial information is based upon the purchase method of accounting.



                       Periods ended March 31, 1997
                        ---------------------------
                          Three            Six
                         months           months
                         ------           ------
                        (In thousands, except for
                         net income per share)

Total revenues          $177,066         $383,821
Net income                 5,853           13,666
Net income per share       $0.17            $0.40

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following tables set forth certain operating and financial data for the
Company:

                                                 Percentages of Revenue
                                                 ----------------------
                                                 Three             Six
                                               Months Ended    Months Ended
                                                March 31,        March 31,
                                               ------------    ------------
                                              1997    1996      1997   1996
                                              ----    ----      ----   ----
Costs and expenses:
 Cost of sales                                 81.3 %  82.3 %   81.5 %  82.3 %
 Selling, general and administrative expense   11.8    10.6       11.2  10.4
 Interest expense                               0.5     0.2        0.5   0.4
                                                ---     ---        ---   ---
Total costs and expenses                       93.6    93.1       93.2  93.1
Other (income)                                 (0.3)   (0.2)      (0.3) (0.3)
                                               ----    ----       ----  ----
Income before income taxes                      6.7     7.1        7.1   7.2
Income taxes                                    2.5     2.6        2.7   2.7
                                                ---     ---        ---   ---
Net income                                      4.2 %   4.5 %    4.4 %   4.5 %
                                                ===     ===      ===     ===



                             New sales contracts, net                                      Homes in
                                of cancellations                 Home closings            sales  backlog
                             --------------------------   ----------------------------  -----------------
                                Three          Six           Three           Six
                             Months Ended  Months Ended   Months Ended   Months Ended         As of
                               March 31,     March 31,      March 31,      March 31,        March 31,
                               ---------     ---------      ---------      ---------        ---------
                             1997   1996   1997    1996    1997    1996   1997    1996     1997   1996
                             ----   ----   ----    ----    ----    ----   ----    ----     ----   ----
Mid-Atlantic (New Jersey,
 North and South Carolina,
 Washington, D.C              192    165    300     278     151     134    267     271      361    205
Midwest (Illinois,
 Kansas, Minnesota,
 Missouri, Ohio)              140    162    229     273     106      63    211     135      202    252
Southeast (Alabama,
 Florida, Georgia)
 Tennessee)                   298    149    398     256     241     106    371     246      407    200
Southwest (Arizona, New
 Mexico, Texas)               339    363    604     630     270     293    603     601      490    446
West (California, Colorado,
 Nevada, Utah)                312    189    501     290     202     102    373     176      381    195
                              ---    ---    ---     ---     ---     ---    ---     ---      ---    ---

Totals                      1,281  1,028  2,032  1,727     970     698  1,825    1,429    1,841  1,298
                            =====  =====  =====  =====     ===     ===  =====    =====    =====  =====


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Revenues for the three months ended March 31, 1997, increased by 39.9%, to $159.6 million, from $114.0 million in the comparable period of 1996. The number of homes closed by the Company increased by 39.0%, to 970 homes in the three months ended March 31, 1997, from 698 in the same period of 1996. Percentage increases in revenues ranging from 19.5% to 105.3% were achieved in four of the Company's five market regions, with a 3.5% decline in the Southwest region. The increases in both revenues and home closings were due in part to the results achieved by the Torrey Group, the acquisition of which was consummated in February, 1997. In the three months ended March 31, 1997, the Torrey Group provided $24.1 million in revenues, closing 170 homes.

The average selling price of homes closed in the three months ended March 31, 1997, was $164,200, essentially unchanged from $163,800 in the same period of 1996. The increase in average sales price was attributable to differences in the geographic mix of markets in which homes were closed.

New net sales contracts increased 24.6%, to 1,281 homes for the three months ended March 31, 1997, from 1,028 homes for the three months ended March 31, 1996. The Torrey Group had 191 new net home sales during the current period. Excluding them, new net sales contracts amounted to 1,090 homes in the current three-month period, a 6.0% increase over 1996.

The Company was operating in 272 subdivisions at March 31, 1997, compared to 174 subdivisions at March 31, 1996. At March 31, 1997, the Company's backlog of sales contracts was 1,841 homes, a 41.8% increase over comparable figures at March 31, 1996. The backlog of sales contracts held by the Torrey Group amounted to 343. Without them, the backlog would have been 1,498 homes, an increase of 15.4%. The average sales value of homes in backlog increased by 1.3%, to $176,200 at March 31, 1997, from $174,000 at March 31, 1996.

Cost of sales increased by 38.3%, to $129.8 million in the three months ended March 31, 1997, from $93.9 million in the comparable period of 1996. The increase was primarily attributable to the increase in revenues. As a percentage of revenues, cost of sales decreased to 81.3% in 1997 from 82.3% in 1996, as the Company was able to increase sales prices while controlling costs.

Selling, general and administrative (SG&A) expense increased by 55.8%, to $18.8 million in the three months ended March 31, 1997, from $12.1 million in the comparable period of 1996. As a percentage of revenues, SG&A expense increased 1.2%, to 11.8% in 1997, from 10.6% in 1996. The increase in SG&A expenses as a percentage of revenues was primarily due to costs associated with consummating the new acquisitions and integrating their operations into the Company's. Costs associated with converting beginning sales backlog to revenues at a slower rate than the Company has experienced in the past also caused an increase in SG&A expenses as a percentage of revenues.

Interest expense totalled $0.8 million in the three months ended March 31, 1997, compared to $0.3 million in the comparable period of 1996. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the three months ended March 31, 1997 and 1996, the Company expensed a portion of incurred interest and other financing costs due to increased levels of developed lots and finished homes. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other income, which consists mainly of interest income, the pre-tax earnings of the DRH Title Companies, and, in the 1997 period, pre-tax earnings of DRH Mortgage Company, Ltd., increased to $408,000 in the three months ended March 31, 1997, from $223,000 for the same period of 1996.

The provision for income taxes was $3.9 million in the three months ended March 31, 1997, up $1.0 million from the $2.9 million for the comparable quarter of 1996. The increase in income taxes was primarily attributable to the increase in income before income taxes.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Six Months Ended March 31, 1997 Compared to Six Months Ended March 31, 1996

Revenues for the six months ended March 31, 1997, increased by 29.3%, to $304.0 million, from $235.1 million in the comparable period of 1996. The number of homes closed by the Company increased by 27.7%, to 1,825 in the six months ended March 31, 1997, from 1,429 in the same period of 1996. Percentage increases in revenues ranging from 2.4% to 115.4% were achieved in each of the Company's market regions. The Torrey Group of companies was acquired during the six months ended March 31, 1997, and provided $24.1 million in revenues, closing 170 homes. Excluding them, revenues increased 19.0%, to $279.9 million (1,655 homes) in the current six-month period.

There was a 1.0% increase in the average selling price of homes closed, to $166,300 in the six months ended March 31, 1997, from $164,700 in the same period of 1996. The increase in average sales price was attributable to differences in the geographic mix of markets in which homes were closed.

The dollar amount of new net sales contracts increased 17.9%, to $342.1 million (2,032 homes) for the six months ended March 31, 1997, from $290.3 million
(1,727 homes) for the comparable period of 1996. New net sales for the Torrey Group during the current six-month period amounted to $27.7 million (191 homes). Net of their effect, the dollar value of new net sales contracts increased by 8.3%, to $314.4 million (1,841 homes) in the six months ended March 31, 1997.

Cost of sales increased by 28.1%, to $247.8 million in the six months ended March 31, 1997, from $193.4 million in the comparable period of 1996. The increase was primarily attributable to the increase in revenues. Cost of sales as a percentage of revenues decreased to 81.5% in 1997 from 82.3% in 1996.

Selling, general and administrative (SG&A) expense increased by 38.0%, to $33.9 million in the six months ended March 31, 1997, from $24.6 million in the comparable period of 1996. As a percentage of revenues, SG&A expense increased to 11.2% for the six months ended March 31, 1997, from 10.4% for the same period of 1996. The increase in SG&A expenses as a percentage of revenues is due primarily to the costs associated with consummating the new acquisitions and integrating their operations into the Company's.

Interest expense during the six months ended March 31, 1997 amounted to $1.6 million, compared to $0.9 million in the comparable period of 1996. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the six months ended March 31, 1997 and 1996, the Company expensed a portion of incurred interest and other financing costs due to increased levels of developed lots and finished homes. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other income, which consists mainly of interest income, pre-tax earnings of the DRH Title Companies and, in the 1997 period, pre-tax earnings of DRH Mortgage Co., Ltd., increased to $1,122,000 in the six months ended March 31, 1997, from $597,000 in the same period of 1996.

The provision for income taxes increased by 32.1%, to $8.3 million in the six months ended March 31, 1997, from $6.3 million in the comparable period of 1996, due primarily to the increase in income before income taxes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had available cash and cash equivalents of $26.8 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land) at March 31, 1997, increased by $196.2 million from September 30, 1996, due to the acquisitions of the assets (primarily inventories) of Trimark and SGS and the purchase of Torrey. Inventories also increased due to a general increase in business activity and the expansion of operations in the newer market areas. The inventory increase and the acquisitions were financed by borrowing and $36.4 million raised from the public sale of 3.5 million shares of the Company's common stock. As a result of the acquisitions and inventory growth,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Company's ratio of notes payable to total capital increased to 57.3% at March 31, 1997, from 48.9% at September 30, 1996. The stockholders' equity to total assets ratio was 37.3% at March 31, 1997, compared to the September 30, 1996 level of 44.1%.

In February, 1997, the Company increased and restructured its major unsecured bank credit facility, to a total of $400 million. The restructured facility consists of a $100 million four-year term loan, a $275 million three-year revolving loan, and a $25 million three-year letter of credit facility. The restructured facility, along with other unsecured bank credit facilities, brings the Company's total borrowing capacity to $400 million. At March 31, 1997, the Company had outstanding debt of $318.6 million, of which $308.1 million represented advances under existing bank credit facilities.

On January 20, 1997, the Company's Board of Directors declared a cash dividend of $.02 per common share, payable on February 13, 1997, to stockholders of record on January 31, 1997. On April 17, 1997, the Company's Board of Directors declared an additional cash dividend of $.02 per common share, payable on May 15, 1997, to stockholders of record on April 30, 1997.

The Company has made three acquisitions during fiscal 1997. In October, 1996, the Company completed the acquisition of the principal assets (approximately $7.7 million, primarily inventories) of Trimark for $6.8 million in cash and the assumption of approximately $1.0 million in trade accounts and notes payable associated with the acquired assets. In December, 1996, the Company purchased the principal assets (approximately $19.5 million, primarily inventories) of SGS for $10.6 million in cash and the assumption of $10.1 million in trade accounts and notes payable associated with the acquired assets. In February, 1997, the Company completed the acquisition of all of the outstanding capital stock of the entities comprising Torrey. The Company paid consideration consisting of $36.9 million in cash and 844,444 newly issued, restricted shares of the Company's common stock, valued at $9.2 million, and agreed to a contingent payment estimated at $1 million. Estimated market values of the net assets acquired in the Torrey acquisition total $24.4 million.

The Company's rapid growth and acquisition strategy require significant amounts of cash. It is anticipated that future home construction, lot and land purchases and acquisitions will be funded through internally generated funds and new and existing borrowing relationships. In the near future, the Company anticipates filing a shelf registration statement for debt securities and common and preferred stock aggregating $250 million. Market conditions will determine when and whether the Company sells any securities using this registration statement. Also, the Company has negotiated a revised bank credit facility aggregating $625 million that is scheduled to be completed in mid-June, 1997. There are no assurances that the Company will sell securities using the shelf registration or that it will consummate the proposed, revised bank credit facility.

Except for ordinary expenditures for the construction of homes, the acquisition of land and lots for development and sale of homes, at March 31, 1997, the Company had no material commitments for capital expenditures.

PART II.  OTHER INFORMATION.


ITEM 1-3.         Inapplicable.

ITEM 4.           Submission of Matters to a Vote of Security Holders.

     On January 23, 1997, the Company held its Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the stockholders re-elected all nine members of the Board of Directors of the Company to serve until the Company's next annual meeting of stockholders and until their respective successors are elected and qualified. The names of the nine directors, the votes cast for and against their re-election, the number of votes withheld, the number of abstentions and the number of non-votes were as follows:


     Name              Votes For   Votes Against   Votes Withheld   Abstentions   Non-Votes
Richard Beckwitt      21,983,493         0           10,285,830        92,713         0
Richard I. Galland    21,975,467         0           10,285,830       100,739         0
Donald R. Horton      21,990,829         0           10,285,830        85,377         0
Richard L. Horton     21,987,113         0           10,285,830        89,093         0
Terrill J. Horton     21,987,113         0           10,285,830        89,093         0
David J. Keller       21,987,113         0           10,285,830        89,093         0
Francine I. Neff      21,982,103         0           10,285,830        94,103         0
Scott J. Stone        21,987,113         0           10,285,830        89,093         0
Donald J. Tomnitz     21,987,113         0           10,285,830        89,093         0


ITEM 5.           Inapplicable.

ITEM 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           3.1 Amended and Restated Bylaws of the Company, amended as of January 23, 1997.

                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K.

                           The registrant filed a Current Report on Form 8-K dated March 13, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                D.R. HORTON, INC.



Date:  May 14, 1997          By
                                David J. Keller, on behalf of D.R. Horton, Inc. and as Executive Vice President, Treasurer and Chief Financial Officer
                                (Principal Financial and Accounting Officer)