Form 10-Q
period 1997-06-30
HORTON D R INC /DE/
filed 1997-08-05
CIK 882184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.


(Mark One)
  x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1997

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

      Common stock, $.01 par value -- 37,236,841 shares as of July 25, 1997

                                      INDEX

                                D.R. HORTON, INC.


PART I.  FINANCIAL INFORMATION.                                             Page


ITEM 1.Financial Statements.

       Consolidated Balance Sheets--June 30, 1997 and September 30, 1996.     3

       Consolidated Statements of Income--Three Months Ended June 30, 1997
             and 1996; and Nine Months Ended June 30, 1997 and 1996.          4

       Consolidated Statement of Stockholders' Equity--Nine Months Ended
             June 30, 1997.                                                   5

       Consolidated Statements of Cash Flows--Nine Months Ended June 30,
             1997 and 1996.                                                   6

       Notes to Consolidated Financial Statements.                          7-9

Item 2    Management's Discussion and Analysis of Results of Operations
          and Financial Condition.                                        10-13


PART II.  OTHER INFORMATION.


Item 2.    Changes in Securities.                                            14

Item 6.    Exhibits and Reports on Form 8-K.                                 14



SIGNATURES.                                                                  15

                       D.R. HORTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                June 30,     September 30,
                                                 1997            1996
                                                 ----            ----

                                                    (In thousands)
                                              (Unaudited)

                  ASSETS

  Cash                                           $56,358         $32,467
  Inventories:
    Finished homes and construction in progress  358,905         216,264
    Residential lots - developed and under
      development                                217,553         127,707
    Land held for development                      1,512           1,312
                                                   -----           -----

                                                 577,970         345,283

  Property and equipment (net)                    12,783           5,631
  Earnest money deposits and other assets         24,877          15,247
  Excess of cost over net assets acquired (net)   28,079           4,285
                                                  ------           -----

                                                $700,067        $402,913
                                                ========        ========


                                   LIABILITIES

  Accounts payable                               $56,112         $34,391
  Accrued expenses and customer deposits          33,778          21,011
  Notes payable                                  212,818         169,873
  8 3/8% senior notes payable, due June 15,
    2004, net of unamortized premium             147,402               -
                                                 -------        --------
                                                 450,110         225,275

                              STOCKHOLDERS' EQUITY

  Preferred stock, $.10 par value, 30,000,000
    shares authorized, no shares issued                -               -
  Common stock, $.01 par value, 100,000,000
    shares authorized, 37,232,841 at June 30,
    1997 and 32,362,036 at September 30, 1996,
    issued and outstanding                           372             324
  Additional capital                             210,128         159,714
  Retained earnings                               39,457          17,600
                                                  ------          ------

                                                 249,957         177,638
                                                 -------         -------

                                                $700,067        $402,913
                                                ========        ========

          See accompanying notes to consolidated financial statements.

                      D. R. HORTON, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME




                                 Three Months          Nine Months
                                 Ended June 30,        Ended June 30,
                                 --------------        --------------
                                 1997       1996       1997       1996
                                 ----       ----       ----       ----

                              (In thousands, except net income per share)
                                             (Unaudited)

Revenues                       $250,096   $143,283   $554,073   $378,393
Cost of sales                   205,901    117,386    453,729    310,788
                                -------    -------    -------    -------

                                 44,195     25,897    100,344     67,605

Selling, general and admini-
  strative expense               27,097     14,101     61,008     38,674
                                 ------     ------     ------     ------

Operating income                 17,098     11,796     39,336     28,931

Other:
     Interest expense            (1,731)      (216)    (3,331)    (1,157)
     Other income                   754        449      1,876      1,046
                                 ------     ------     ------     ------
                                   (977)       233     (1,455)      (111)
                                 ------     ------     ------     ------

     INCOME BEFORE INCOME TAXES  16,121     12,029     37,881     28,820

Provision for income taxes        6,368      4,595     14,631     10,849
                                  -----      -----     ------     ------

     NET INCOME                  $9,753     $7,434    $23,250    $17,971
                                 ======     ======    =======    =======


  Net income per share            $0.26      $0.23      $0.66      $0.58
                                  =====      =====      =====      =====

  Weighted average number of
      shares of common stock
      and common stock
      equivalents outstanding    37,815     32,972     35,028     30,903
                                 ======     ======     ======     ======










          See accompanying notes to consolidated financial statements.

                      D. R. HORTON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                       Total
                                        Common Additional Retained Stockholders'
                                        Stock    Capital  Earnings    Equity
                                        ---------------------------------------
                                                     (In thousands)
                                                       (Unaudited)

Balances at October 1, 1996               $324   $159,714  $17,600    $177,638

Net income                                   -          -   23,250      23,250
Sale of 3,838,800 shares of common stock
  and issuance of 844,444 shares as
  partial consideration for acquisition     47     49,083        -      49,130
Stock issuance under employee benefit
  plans                                      -        310        -         310
Exercise of stock options                    1      1,021        -       1,022
Cash dividends paid                          -          -   (1,393)     (1,393)
                                          ----   --------  -------    --------
Balances at June 30, 1997                 $372   $210,128  $39,457    $249,957
                                          ====   ========  =======    ========










          See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Nine Months
                                                           Ended June 30,
                                                           --------------
                                                           1997       1996
                                                           ----       ----

                                                           (In thousands)
                                                             (Unaudited)

OPERATING ACTIVITIES
  Net income                                             $23,250    $17,971
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                        2,831      2,156
      Expense associated with issuance of stock under
        employee benefit plans                               224        159
      Changes in operating assets and liabilities:
        Increase in inventories                         (142,793)   (56,503)
        Increase in earnest money deposits and other
            assets                                        (6,187)    (1,807)
        Increase in accounts payable, accrued expenses
            and customer deposits                         21,154      8,444
                                                          ------      -----

NET CASH USED IN OPERATING ACTIVITIES                   (101,521)   (29,580)
                                                        --------    -------

INVESTING ACTIVITIES
  Purchase of property and equipment                      (5,035)    (2,382)
  Net cash paid for acquisitions                         (45,198)      (560)
                                                         -------       ----

NET CASH USED IN INVESTING ACTIVITIES                    (50,233)    (2,942)
                                                         -------     ------

FINANCING ACTIVITIES
  Proceeds from notes payable                            207,237    225,093
  Repayment of notes payable                            (218,576)  (223,703)
  Issuance of senior notes payable                       147,371          -
  Issuance of common stock                                39,979     43,259
  Proceeds from issuance of stock under employee
    benefit plans                                          1,027        743
  Cash dividends paid                                     (1,393)         -
                                                          ------     ------

 NET CASH PROVIDED BY FINANCING ACTIVITIES               175,645     45,392
                                                         -------     ------

        INCREASE (DECREASE) IN CASH                       23,891     12,870
Cash at beginning of period                               32,467     16,737
                                                          ------     ------

Cash at end of period                                    $56,358    $29,607
                                                         =======    =======

Supplemental cash flow information:
  Interest paid                                          $15,561    $10,553
                                                         =======    =======

  Income taxes paid                                      $16,624    $11,218
                                                         =======    =======

          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  June 30, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of the D.R. Horton, Inc. (the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

NOTE B - NET INCOME PER SHARE

Net income per share for the three and nine month periods ended June 30, 1997 and 1996, is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.

NOTE C - PROVISIONS FOR INCOME TAXES

Deferred tax liabilities and assets, arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, consist primarily of differences in depreciation, warranty costs and inventory cost capitalization methods and were, as of June 30, 1997, not significant.

The provisions for income tax expense for the three and nine month periods ended June 30, 1997 and 1996, are based on the effective tax rates estimated to be in effect for the respective years. The deferred income tax provisions were not significant in either period.

The difference between income tax expense and tax computed by applying the statutory Federal income tax rate to income before income taxes is due primarily to the effect of applicable state income taxes.

NOTE D - INTEREST


                                        Three months ended   Nine months ended
                                              June 30,           June 30,
                                        ------------------   -----------------
                                           1997     1996       1997    1996
                                           ----     ----       ----    ----
                                                    (In thousands)

   Capitalized interest, beginning of
     period                              $14,126   $9,855   $11,042  $7,118
   Interest incurred                       7,021    3,343    16,032  10,897
   Interest expensed:
      Directly                            (1,731)    (216)   (3,331) (1,157)
      Amortized to cost of sales          (3,558)  (2,153)   (7,885) (6,029)
                                          ------   ------    ------  ------
   Capitalized interest, end of period   $15,858  $10,829   $15,858 $10,829
                                         =======  =======   ======= =======

                       D.R. HORTON, INC. AND SUBSIDIARIES

                                  June 30, 1997


NOTE E - CAPITALIZATION

During 1997, the Company completed the sale of 3,838,800 additional shares of common stock. The net proceeds of approximately $40.0 million, were used to retire debt and for general corporate purposes.

On July 24, 1997, the Company's Board of Directors declared a quarterly cash dividend of $.02 per common share.

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

In February, 1997, the Company completed the acquisition of all of the outstanding capital stock of the entities comprising the Torrey Group (Torrey) of Atlanta, Georgia, and certain assets of affiliated partnerships, for $37.5 million in cash, 844,444 newly issued shares of the Company's common stock, valued at $9.2 million, and a contingent payment estimated at $1 million. The estimated market value of the assets acquired, less liabilities assumed, amounts to $24.3 million.

At July 25, 1997, the determination of the final valuation of the Torrey acquisition had not been completed. Any subsequent adjustments to the beginning balance sheet valuation amounts estimated herein will be recorded in future periods as adjustments to the excess of cost over net assets acquired and amortized over 20 years.

The following unaudited pro forma combined financial data give effect to the Torrey acquisition as if it had occurred on the first day of the period. The pro forma information has been prepared utilizing the historical consolidated financial statements of the Company and Torrey. It does not include any adjustments for anticipated cost savings expected to be achieved as a result of the acquisition. The pro forma information should be read in conjunction with the historical financial statements and notes thereto. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of the results which would have been obtained if the Torrey acquisition had been effected throughout the period. The pro forma financial information is based upon the purchase method of accounting.


                                             Nine months
                                               ended
                                            June 30, 1997
                                            -------------
                                        (In thousands, except for
                                          net income per share)

                    Total revenues            $633,917
                    Net income                  23,419
                    Net income per share         $0.66

                       D.R. HORTON, INC. AND SUBSIDIARIES

                                  June 30, 1997

NOTE G - SUMMARIZED FINANCIAL INFORMATION

The $150,000,000 8 3/8% senior notes payable, due June, 2004, are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's direct and indirect subsidiaries other than certain inconsequential subsidiaries. Summarized financial information of the Company and its subsidiaries is presented below. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

As of and for the periods ended:  (In thousands)

June 30, 1997 - (Unaudited)

                    D.R. Horton  Guarantor  Nonguarantor Intercompany
                       Inc.    Subsidiaries Subsidiaries Eliminations   Total
                       ----    ------------ ------------ ------------   -----

  Total assets....... $612,306   $435,890      $2,013     ($350,142)   $700,067
  Total liabilities..  396,355    402,188         624      (349,057)    450,110
  Revenues...........  194,219    359,854       1,070        (1,070)    554,073
  Gross profit.......   38,534     61,810         864          (864)    100,344
  Net income.........   20,215     37,814         439       (35,218)     23,250

June 30, 1996 - (Unaudited)

                    D.R. Horton  Guarantor  Nonguarantor Intercompany
                       Inc.    Subsidiaries Subsidiaries Eliminations   Total
                       ----    ------------ ------------ ------------   -----

  Total assets....... $348,255   $169,690        $841     ($128,108)   $390,678
  Total liabilities..  196,450    152,791         197      (127,034)    222,404
  Revenues...........  187,503    190,890         860          (860)    378,393
  Gross profit.......   32,326     35,279         628          (628)     67,605
  Net income.........   22,263     38,785         354       (43,431)     17,971

September 30, 1996

                    D.R. Horton  Guarantor  Nonguarantor Intercompany
                       Inc.    Subsidiaries Subsidiaries Eliminations   Total
                       ----    ------------ ------------ ------------   -----

  Total assets....... $353,563   $181,586      $1,117     ($133,353)   $402,913
  Total liabilities..  197,255    160,019         279      (132,278)    225,275
  Revenues...........  269,853    277,483       1,210        (1,210)    547,336
  Gross profit.......   47,346     50,936         901          (901)     98,282
  Net income.........   30,771     54,368         553       (58,313)     27,379

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The  following  tables set  forth certain operating  and financial  data for the
Company:

                                                 Percentages of Revenue
                                                 ----------------------
                                                Three              Nine
                                             Months Ended       Months Ended
                                               June 30,           June 30,
                                               --------           --------
                                             1997   1996        1997   1996
                                             ----   ----        ----   ----
   Costs and expenses:
      Cost of sales                          82.3 % 81.9 %      81.9 % 82.1%
      Selling, general and administrative
       expense                               10.8    9.8        11.0   10.2
      Interest expense                        0.8    0.2         0.6    0.3
                                              ---    ---         ---    ---
   Total costs and expenses                  93.9   91.9        93.5   92.6
   Other (income)                            (0.3)  (0.3)       (0.3)  (0.2)
                                             ----   ----        ----   ----
   Income before income taxes                 6.4    8.4         6.8    7.6
   Income taxes                               2.5    3.2         2.6    2.9
                                              ---    ---         ---    ---
   Net income                                 3.9 %  5.2 %       4.2 %  4.7 %
                                              ===    ===         ===    ===

                                New sales contracts, net                                Homes in
                                   of cancellations            Home closings         sales backlog
                                   ----------------            -------------         -------------
                                  Three       Nine           Three        Nine
                              Months Ended  Months Ended  Months Ended  Months Ended     As of
                                June 30,      June 30,     June 30,      June 30,       June 30,
                                --------      --------     --------      --------       --------
                              1997   1996   1997   1996   1997   1996   1997  1996     1997   1996
                              ----   ----   ----   ----   ----   ----   ----  ----     ----   ----
Mid-Atlantic (New Jersey,
     North and South Carolina,
     Maryland, Virginia)       272    127    572    405    280    136    547   407      353    196
Midwest (Illinois,
     Kansas, Minnesota,
     Missouri, Ohio)           143    157    372    430    125    131    336   266      220    278
Southeast (Alabama,
     Florida, Georgia,
     Tennessee)                450    129    848    385    392    136    763   382      465    193
Southwest (Arizona, New
     Mexico, Texas)            408    389  1,012  1,019    370    300    973   901      528    535
West (California, Colorado,
     Nevada, Utah)             344    194    845    484    314    157    687   333      411    232
                               ---    ---    ---    ---    ---    ---    ---   ---      ---    ---

Totals                       1,617    996  3,649  2,723  1,481    860  3,306 2,289    1,977  1,434
                             =====    ===  =====  =====  =====    ===  ===== =====    =====  =====


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Revenues for the three months ended June 30, 1997, increased by 74.5%, to $250.1 million, from $143.3 million in the comparable period of 1996. The number of homes closed by the Company increased by 72.2%, to 1,481 homes in the three months ended June 30, 1997, from 860 in the same period of 1996. Percentage increases in the number of homes closed ranging from 23.3% to 188.2% were achieved in four of the Company's five market regions, with a 4.6% decline in the Midwest region. The increases in both revenues and homes closed were due in part to Torrey, which was acquired in February, 1997. In the three months ended June 30, 1997, the Torrey Group closed 358 homes, with revenues totalling $53.6 million. Torrey comprised 24.2% of the homes closed in the period, and 21.4% of the revenues generated. Excluding Torrey, revenues increased by 37.2%, to $196.5 million in the three months ended June 30, 1997.

The average selling price of homes closed in the three months ended June 30, 1997, was $168,700, an increase of 1.5% over the $166,200 average selling price in the comparable period of 1996. The increase in average selling price was attributable to differences in the geographic mix of markets in which homes were closed.

New net sales contracts increased 62.3%, to 1,617 homes for the three months ended June 30, 1997, from 996 homes for the three months ended June 30, 1996. Torrey had 404 home sales contracts during the current period. Excluding Torrey, sales contracts were 1,213 homes in the current three-month period, a 21.8% increase over 1996.

The Company was operating in 331 subdivisions at June 30, 1997, compared to 180 subdivisions at June 30, 1996. At June 30, 1997, the Company's backlog of sales contracts was 1,977 homes, a 37.9% increase over comparable figures at June 30, 1996. At June 30, 1997, Torrey had 394 homes in sales backlog. Excluding Torrey, the sales backlog at June 30, 1997, was 1,583 homes, a 10.4% increase over 1996.

Cost of sales increased by 75.4%, to $205.9 million in the three months ended June 30, 1997, from $117.4 million in the comparable period of 1996. The increase was primarily attributable to the increase in revenues. As a percentage of revenues, cost of sales for the quarter increased to 82.3% in 1997 from 81.9% in 1996.

Selling, general and administrative (SG&A) expense increased by 92.2%, to $27.1 million in the three months ended June 30, 1997, from $14.1 million in the comparable period of 1996. As a percentage of revenues, SG&A expense for the quarter increased 1.0%, to 10.8% in 1997 from 9.8% in 1996. The increase in SG&A expenses as a percentage of revenues was primarily due to costs associated with integrating the three 1997 acquisitions into the Company.

Interest expense totalled $1.7 million in the three months ended June 30, 1997, compared to $0.2 million in the comparable period of 1996. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the three months ended June 30, 1997, the Company expensed a larger portion of incurred interest and other financing costs due to increased levels of developed lots and finished homes. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other income, which consists mainly of interest income and the pre-tax earnings of the DRH Title Companies and DRH Mortgage Company, Ltd., increased to $754,000 in the three months ended June 30, 1997, from $449,000 in the same period of 1996.

The provision for income taxes increased 38.6%, to $6.4 million in the three months ended June 30, 1997, from $4.6 million in the comparable period of 1996, due primarily to the increase in taxable income and an increase in the overall estimated income tax rate anticipated for fiscal 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended June 30, 1997 Compared to Nine Months Ended June 30, 1996

Revenues for the nine months ended June 30, 1997, increased by 46.4%, to $554.1 million, from $378.4 million in the comparable period of 1996. The number of homes closed by the Company increased by 44.4%, to 3,306 in the nine months ended June 30, 1997, from 2,289 in the same period of 1996. Percentage increases in revenues ranging from 14.8% to 106.3% were achieved in each of the Company's market regions. The increases in both revenues and homes closed were due in part to the acquisition of Torrey in February, 1997. In the nine months ended June 30, 1997, Torrey closed 528 homes, generating $77.7 million in revenues. Torrey comprised 16.0% of the homes closed in the period, and 14.0% of the revenues generated. Excluding Torrey, revenues increased by 25.9%, to $476.4 million in the nine months ended June 30, 1997.

The average selling price of homes closed in the nine months ended June 30, 1997, was $167,400, a 1.3% increase over the comparable period of 1996. The increase in average sales price was attributable to differences in the geographic mix of markets in which homes were closed.

New net sales contracts increased 34.0%, to 3,649 homes for the nine months ended June 30, 1997, from 2,723 homes for the nine months ended June 30, 1996. Percentage increases in the value of new net sales contracts ranging from 4.0% to 109.3% were achieved in four of the Company's five market regions, with a 12.7% decline in the Midwest region. Torrey had 595 home sales contracts during the current period. Excluding Torrey, new sales contracts were 3,054 homes in the current nine-month period, a 12.2% increase over the comparable period of 1996.

Cost of sales increased by 46.0%, to $453.7 million in the nine months ended June 30, 1997, from $310.8 million in the comparable period of 1996. The increase was attributable to the increase in revenues, as the cost of sales as a percentage of revenues decreased to 81.9% in the nine months ended June 30, 1997, from 82.1% in the same period of 1996.

Selling, general and administrative (SG&A) expense increased by 57.7%, to $61.0 million in the nine months ended June 30, 1997, from $38.7 million in the comparable period of 1996. As a percentage of revenues, SG&A expense increased to 11.0% for the nine months ended June 30, 1997, from 10.2% for the same period of 1996. The increase in SG&A expense as a percentage of revenues is partially due to the costs associated with integrating the three 1997 acquisitions into the Company.

Interest expense during the nine months ended June 30, 1997 amounted to $3.3 million, compared to $1.2 million in the comparable period of 1996. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the nine months ended June 30, 1997, the Company expensed a larger portion of incurred interest and other financing costs due to increased levels of developed lots and finished homes. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other income, which consists mainly of interest income and the pre-tax earnings of the DRH Title Companies and DRH Mortgage Company, Ltd., increased to $1,876,000 in the nine months ended June 30, 1997, from $1,046,000 in the same period of 1996.

The provision for income taxes increased by 34.9%, to $14.6 million in the nine months ended June 30, 1997, from $10.8 million in the comparable period of 1996, due primarily to the increase in taxable income and an increase in the overall estimated income tax rate anticipated for fiscal 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had available cash and cash equivalents of $56.4 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land) at June 30, 1997, had increased by $232.7 million since September 30, 1996, due to the acquisitions of the assets (primarily inventories) of Trimark and SGS and the purchase of Torrey. Inventories also increased due to a general increase in business activity and the expansion of operations in the newer market areas. The inventory increase and the acquisitions were financed by borrowing, $40.0 million raised from the public sale of 3.8 million shares of the Company's common stock, the issuance of
0.8 million shares of the Company's common stock as partial consideration for the Torrey acquisition, and $147.4 million net proceeds of a $150 million issuance of public debt. As a result, the Company's ratio of notes payable to total capital at June 30, 1997, increased to 59.0%, from 48.9% at September 30, 1996. The Company's equity to total assets ratio was 35.7% at June 30, 1997, compared to the September 30, 1996 level of 44.1%.

In June, 1997, the Company increased and restructured its major unsecured bank credit facility, to $625 million. The restructured facility consists of a $200 million five-year term loan, a $400 million four-year revolving loan, and a $25 million four-year letter of credit facility. The restructured facility, along with another $25 million unsecured bank credit facility, brings the Company's total borrowing capacity from banks to $625 million.

In June, 1997, the Company sold to the public under its shelf registration statement $150,000,000 of 8 3/8% Senior Notes due 2004, realizing net proceeds of $147.4 million.

At June 30, 1997, the Company had outstanding debt under the unsecured bank facilities, senior notes, and other credit agreements, of $360.2 million, of which $207.5 million represented advances under existing bank credit facilities. Based upon the most restrictive existing debt covenants, at June 30, 1997, the Company had additional borrowing capacity of $129 million.

During fiscal 1997, the Company's Board of Directors has declared three quarterly cash dividends of $.02 per common share, the last of which is payable on August 22, 1997, to stockholders of record on August 8, 1997.

The Company has made three acquisitions during fiscal 1997. In October, 1996, the Company completed the acquisition of the principal assets (approximately $7.7 million, primarily inventories) of Trimark for $6.8 million in cash and the assumption of approximately $1.0 million in trade accounts and notes payable associated with the acquired assets. In December, 1996, the Company purchased the principal assets (approximately $19.5 million, primarily inventories) of SGS for $10.6 million in cash and the assumption of $10.1 million in trade accounts and notes payable associated with the acquired assets. In February, 1997, the Company completed the acquisition of all the outstanding capital stock of the entities comprising Torrey and purchased assets from affiliated entities. The Company paid consideration consisting of $37.5 million in cash and 844,444 newly issued, restricted shares of the Company's common stock, valued at $9.2 million, and agreed to a contingent payment estimated at $1 million. Estimated market values of the net assets acquired in the Torrey acquisition total $24.3 million.

The Company's rapid growth and acquisition strategy require significant amounts of cash. It is anticipated that future home construction, lot and land purchases and acquisitions will be funded through internally generated funds and existing credit facilities. The Company maintains a shelf registration statement for debt securities and common and preferred stock aggregating $100 million. Market conditions will determine when and whether the Company will sell additional securities using this registration statement.

Except for ordinary expenditures for the construction of homes, the acquisition of land and lots for development and sale of homes, at June 30, 1996, the Company had no material commitments for capital expenditures.

PART II. OTHER INFORMATION.

ITEM 2. Changes in Securities.

      Certain limitations on payment of dividends or other distributions by Registrant on its Common Stock were created in connection with its June 1997 public offering and sale of $150 million aggregate principal amount of 8 3/8% Senior Notes, due 2004 (the "Notes"). As part of that offering the Registrant signed the following documents:

           (i) Indenture, dated as of June 9, 1997, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the Notes (the "Indenture"). The Indenture is incorporated herein by reference from Exhibit 4.1(a) to the Registrant's Registration Statement on Form S-3 (Registration No. 333-27521) filed with the Securities and Exchange Commission (the "Commission") on May 21, 1997.

           (ii) First Supplemental Indenture, dated as of June 9, 1997, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the Notes (the "Supplemental Indenture"). The Supplemental Indenture, particularly Section 3.03 "Limitations on Restricted Payments," is incorporated herein by reference from Exhibit 4.1 to the Registrant's Form 8-K/A dated April 1, 1997 and filed with the Commission on June 6, 1997.

The Indenture, including the Supplemental Indenture, imposes limitations on the ability of the Registrant and its subsidiaries guaranteeing the Notes to, among other things, incur indebtedness, make "Restricted Payments" (as defined, which includes payment of dividends or other distributions on the Common Stock of the Registrant), effect certain "Asset Dispositions" (as defined), enter into certain transactions with affiliates, merge or consolidate with any other person or transfer all or substantially all of their properties and assets. The material set forth in the section captioned "Description of Notes," particularly the portion captioned "Limitations on Restricted Payments" on pages S-22 and S-23, in Registrant's Prospectus Supplement, dated June 4, 1997, filed with the Commission pursuant to Rule 424(b) and incorporated by reference in Registrant's Amendment No. 1 to Form S-3 Registration Statement filed with the Commission on June 2, 1997, is incorporated herein by reference.

ITEM 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits.

                 4.1 Indenture, dated as of June 9, 1997, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the Notes, is incorporated herein by reference from Exhibit 4.1(a) to the Registrant's Registration Statement on Form S-3 filed with the Commission on May 21, 1997.

                 4.2 First Supplemental Indenture, dated as of June 9, 1997, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the Notes, is incorporated herein by reference from Exhibit 4.1 to the Registrant's Form 8-K/A dated April 1, 1997 and filed with the Commission on June 6, 1997.

                 27   Financial Data Schedule.

           (b) Reports on Form 8-K.

                 The Registrant filed:

                 (i)  a Current Report on Form 8-K dated April 1, 1997

                 (ii) a Current Report on Form 8-K/A dated April 1, 1997

                 (iii)a Current Report on Form 8-K dated June 12, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                D.R. HORTON, INC.



Date:  August 5, 1997       By
                               David J. Keller, on behalf of D.R. Horton, Inc. and as Executive Vice President, Treasurer and Chief Financial Officer
                               (Principal Financial and Accounting Officer)