Form 10-K
period 1997-09-30
HORTON D R INC /DE/
filed 1997-12-08
CIK 882184

TWENTY YEARS OF GROWTH AND PROFITABILITY

Dear Stockholders:


    1997 was another exceptional year for D.R. Horton, Inc. New records in revenues and earnings allowed the Company to achieve its 20th consecutive year of growth and profitability. Based on Builder Magazine's May 1997 ranking, D.R. Horton, Inc. was the 18th largest homebuilder in the United States. Today, we believe D.R. Horton is among the 10 largest homebuilders. More important than our past, we have set the stage for continued success in 1998 and beyond.


SINCE OUR JUNE 1992 INITIAL PUBLIC OFFERING, D.R. HORTON, INC. HAS:

o         Expanded from 8 to 28 markets

o         Grown revenues from $153 million to over $837 million

o         Increased net income from $8.1 million to $36.2 million

o         Increased stockholders' equity from $50.2 million to $262.8 million

o Provided stockholders with an annual return on average stockholders' equity of 18.5%

o         Acquired and successfully integrated six homebuilding companies

o         Improved  liquidity  in  our  stock  by  increasing  public float from
          4.4 million shares to 22.5 million shares


1997 WAS AN EXCEPTIONAL YEAR IN WHICH WE:

o         Acquired three companies:
                   "Trimark" Communities in Denver (October 1996)
                   "SGS" Communities in New Jersey (December 1996)
                   "Torrey"  Group   with   operations  in  Atlanta,  Charlotte,
                     Raleigh, and Greenville, S.C. (February 1997)

o         Commenced startup operations in Nashville and Tucson

o Raised $40 million of additional equity through the sale of common stock

o Placed $150 million in public debt for a 7 year term. This issue was rated Ba2 by Moody's and BB by Standard & Poors

o Restructured our bank facilities to aggregate $650 million with terms up to 5 years at reduced borrowing rates

o         Initiated a quarterly cash dividend of $.02 per common share

o Expanded our mortgage operations to provide mortgage services to our homebuyers in Texas, Arizona, North Carolina, Nevada, Colorado and Florida


ADDITIONALLY, IN 1997 WE INCREASED:

o         Pretax income 35% to $59.9 million

o         Revenues 53% to $837.3 million (5,018 homes)

o         New sales orders 47% to $863.2 million (5,177 homes)

o         Year end sales backlog 49% to $312.2 million (1,793 homes)

ANNUAL AWARDS

    Each year, D.R. Horton formally recognizes outstanding achievements through its individual and division awards. We congratulate our 1997 recipients of these awards who were:

o The Dallas/Fort Worth East Division managed by Leon Horton, was named "Division of The Year" by his peer group within the Company.

o Judy Dougherty, of our Atlanta-Torrey Division, led the Company by selling the highest dollar volume of homes and is our "Sales Person of the Year".

o Tom Lombardi, of our San Diego Division, is our "Construction Person of the Year" for supervising construction of the most homes in 1997. Tom also won this award last year.


1998 AND BEYOND

    We look forward to a highly successful year ahead and anticipate D.R. Horton will enjoy its 21st year of growth and profitability. Some of our goals for 1998 are to exceed $1 billion in revenues and be one of the largest and most profitable companies in the homebuilding industry. We invite you to follow our progress and become more familiar with our Company by accessing our website at http://www.DRHORTON.com.

    Our rapid growth requires that we attract, develop, and retain very talented personnel. We commend all of our employees for their assistance in making 1997 an exceptional year and ask their help in making 1998 even better.

    Our history demonstrates not only our ability to grow by starting operations in new markets, but also our success in acquiring homebuilding companies that make immediate contributions to our earnings. We continuously explore acquisition candidates and new markets and plan to enter three to four markets annually. The continuous growth of our Company through geographic expansion is unmatched by anyone in the industry.



                                             /s/ DONALD R. HORTON

                                             Donald R. Horton
                                             Chairman of the Board and President

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)
                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File number 1-4112
                                   ----------
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
           ARLINGTON, TEXAS                              (Zip Code)
(Address of principal executive offices)

                                 (817) 856-8200
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------           -----------------------------------------
Common Stock, par value $.01 per share        The New York Stock Exchange
     8 3/8% Senior Notes due 2004             The New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ------

    As of November 30, 1997, there were 37,346,343 shares of Common Stock, par value $.01 per share, issued and outstanding, and the aggregate market value of these shares held by non-affiliates of the registrant was approximately $406,607,000. Solely for purposes of this calculation, all directors and executive officers were excluded as affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 1998, are incorporated herein by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I


ITEM 1.  BUSINESS

    The Company is engaged primarily in the construction and sale of single-family homes in metropolitan areas of the Mid-Atlantic, Midwest, Southeast, Southwest, and West regions of the United States. The Company offers high-quality homes with custom features, designed principally for the entry-level and move-up market segments. The Company's homes generally range in size from 1,000 to 5,000 square feet and range in price from $80,000 to $600,000. For the year ended September 30, 1997, the Company closed homes with an average sales price approximating $166,700.

    The Company is one of the most geographically diversified homebuilders in the United States, with operating divisions in 21 states and 28 markets. These markets include Albuquerque, Atlanta, Austin, Birmingham, Charlotte, Chicago, Cincinnati, Dallas/Fort Worth, Denver, Greensboro, Greenville S.C., Houston, Kansas City, Las Vegas, Los Angeles, Minneapolis/St. Paul, Nashville, New Jersey, Orlando, Pensacola, Phoenix, Raleigh/Durham, Salt Lake City, San Diego, South Florida, St. Louis, Tucson and Suburban Washington, D.C.

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

    Geographic Diversification. From 1978 to late 1987, the Company's homebuilding activities were conducted exclusively in the Dallas/Fort Worth area. The Company then instituted a policy of diversifying geographically, entering the following markets in the years indicated:

        Year Entered          Markets
        ------------          -------
        1987................. Phoenix
        1988................. Atlanta, Orlando
        1989................. Charlotte
        1990................. Houston
        1991................. Suburban Washington D.C.
        1992................. Chicago, Cincinnati, Raleigh/Durham, South Florida
        1993................. Austin, Los Angeles, Salt Lake City, San Diego
        1994................. Minneapolis/St. Paul, Kansas City, Las Vegas
        1995................. Birmingham, Denver, Greensboro, St. Louis
        1996................. Albuquerque, Pensacola
        1997................. Greenville S.C., Nashville, New Jersey, Tucson

    The Company continually monitors the sales and margins achieved in each of the subdivisions in which it operates as part of an overall evaluation of the employment of its capital. While the Company believes there are significant growth opportunities in its existing markets, it intends to continue its policy of diversification by seeking to enter new markets. The Company believes that its diversification strategy mitigates the effects of local and regional economic cycles and enhances its growth potential. Typically, the Company will not invest material amounts in real estate, including raw land, developed lots, models and speculative homes, or overhead in start-up operations in new markets until such markets demonstrate significant growth potential and acceptance of the Company and its products.


    Acquisitions. As an integral component of the Company's operational strategy of continued expansion, the Company continually evaluates opportunities for strategic acquisitions. The Company believes that expansion of its operations through the acquisition of existing homebuilding companies affords it several benefits not found in start-up operations. Such benefits include established land positions and inventories; existing relationships with land owners, developers, subcontractors and suppliers; brand name recognition; and proven product acceptance by homebuyers in the market. In evaluating potential acquisition candidates, the Company seeks homebuilding companies that have an excellent reputation, a track record of profitability and a strong management team with an entrepreneurial orientation. The Company has limited the risks associated with acquiring a going concern by conducting extensive operational, financial and legal due diligence on each acquisition and by only acquiring homebuilding companies that the Company believes should have an immediate positive impact on the Company's earnings.

    The Company has acquired six homebuilding companies since March 1994:

    Acquired           Entities Acquired                    Markets
    --------           -----------------                    -------
    April 1994         Joe Miller Homes, Inc. and           Minneapolis/St. Paul
                       Argus Development, Inc.

    July 1995          Arappco, Inc.                        Greensboro

    September 1995     Regency Development, Inc.            Birmingham

    October 1996       "Trimark" Communities, L.L.C.        Denver

    December 1996      "SGS" Communities, Inc.              New Jersey

    February 1997      The "Torrey" Group                   Atlanta,  Charlotte,
                                                            Greenville S.C., and
                                                            Raleigh/Durham

    In both existing and new markets, the Company anticipates that it will continue to evaluate potential future acquisition opportunities that satisfy its acquisition criteria.

    The Company made three acquisitions during fiscal 1997. In October, 1996, the Company completed the acquisition of the principal assets (approximately $7.6 million, primarily inventories) of Trimark for $7.0 million in cash and the assumption of approximately $1.0 million in trade accounts and notes payable associated with the acquired assets. In December, 1996, the Company purchased the principal assets (approximately $19.5 million, primarily inventories) of SGS for $10.6 million in cash and the assumption of $10.1 million in accounts and notes payable associated with the acquired assets. In February, 1997, the Company completed the acquisition of all the outstanding capital stock of the entities comprising Torrey and purchased assets from affiliated entities. The Company paid consideration consisting of $37.6 million in cash, 844,444 newly issued, restricted shares of the Company's common stock, valued at $9.2 million, and assumed $90.0 million in accounts and notes payable.

    Torrey, the largest acquisition the Company has made, has been the leading builder of single-family homes in the large and growing Atlanta, Georgia market for the past three years as reported in Builder Magazine. Atlanta has been the largest housing market in the United States for the past three years based on single-family building permits. Torrey targets both entry-level and first time move-up buyers. In addition to building homes in the Atlanta market, Torrey has homebuilding operations in Charlotte and Raleigh/Durham, North Carolina, and Greenville, South Carolina.

    Market Focus--Custom Features. The Company typically positions itself between large volume homebuilders and local custom homebuilders by offering a broader selection of homes that have more amenities and greater design flexibility than homes offered by volume builders, at prices that are generally more affordable than those charged by local custom builders. The Company generally offers between five and ten home designs that it believes will appeal to local homebuyers at each of its subdivisions, but is prepared to offer additional building plans and options that may be more suitable or desirable to homebuyers. The Company also is prepared to customize such designs to the individual tastes and specifications of its homebuyers. While most design modifications are significant to homebuyers, such changes typically involve relatively minor adjustments including, among other things, modifying the interior or exterior dimensions of the home and changing exterior materials. Such changes generally improve the Company's gross margins. Consequently, the Company believes that it is able to maintain the efficiencies of a volume builder while delivering high-quality, personalized homes to its customers. The Company believes that its ability to cater to the design tastes and desires of the prospective homebuyer at competitive prices, even at the entry-level, distinguishes it from many of its competitors.

    Decentralized Operations. The Company's homebuilding activities are decentralized to give more operating flexibility to its local division managers. The Company's homebuilding activities are conducted through 34 operating divisions, some of which are in the same general market area. Generally, each operating division consists of a vice president, an office manager and staff, a sales manager, one to eleven sales people and one construction manager, who oversees one to nine construction supervisors. The Company believes that division managers, who are intimately familiar with local conditions, make better decisions regarding local operations than do the centralized, corporate management teams who make such decisions for many of its competitors. Each operating division is responsible for preliminary site selection, negotiation of option or similar contracts, and overseeing land development activities. Site selection and lot acquisition typically involve a feasibility study by the operating division, including soil and environmental reviews, a review of existing zoning and other governmental requirements, and a review of the need for and extent of offsite work and additional lot preparation required to meet local building codes. Each operating division also plans its homebuilding schedule, selects the building plans and architectural scheme for its subdivisions, obtains all necessary building approvals, and develops a marketing plan for its homes. Division managers receive performance bonuses based upon achieving targeted operating levels in their operating divisions.

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

    Limited Real Estate Exposure. The Company frequently acquires developed building lots pursuant to lot option and similar contracts after all zoning and other governmental entitlements and approvals are obtained. By utilizing lot option contracts, the Company purchases the right, but not the obligation, to buy building lots at predetermined prices on a takedown schedule commensurate with anticipated home closings. The lot option contracts generally are on a nonrecourse basis, thereby limiting the Company's financial exposure to earnest money deposits given to property sellers. This practice enables the Company to control significant lot positions with minimal up front capital and substantially reduces the risks associated with land ownership and development. The Company attempts to control a two to four year supply of building lots within each market based on current and expected absorption rates. At September 30, 1997, the Company held lot option and similar contracts for 12,569 lots with an estimated aggregate purchase price approximating $408.5 million. These options are secured by cash deposits of approximately $8.0 million, standby letters of credit approximating $2.5 million and promissory notes of approximately $1.7 million.


Markets

    The Company's homebuilding activities are conducted in five geographic regions, comprised of the following markets:

        Geographic Region                               Markets
        -----------------                               -------
        Mid-Atlantic.................... Charlotte, Greensboro, Greenville S.C.,
                                         New  Jersey,  Raleigh/Durham,  Suburban
                                         Washington, D.C.
        Midwest......................... Chicago,   Cincinnati,   Kansas   City,
                                         Minneapolis/St. Paul, St. Louis
        Southeast....................... Atlanta,     Birmingham,     Nashville,
                                         Orlando, Pensacola, South Florida
        Southwest....................... Albuquerque, Austin, Dallas/Fort Worth,
                                         Houston, Phoenix, Tucson
        West............................ Denver,  Las Vegas,  Los Angeles,  Salt
                                         Lake City, San Diego

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

    Revenues for the Company by geographic region are:

                                                Year Ended September 30,
                                        ----------------------------------------
                                            1995           1996          1997
                                        -----------    -----------    ----------
                                                      (In millions)
 Mid-Atlantic.......................... $    113.3     $    116.4     $    180.5
 Midwest...............................       69.9           88.5           95.9
 Southeast.............................       49.3           87.2          193.0
 Southwest.............................      153.1          173.8          206.1
 West..................................       51.8           81.4          161.8
                                          --------       --------       --------
   Total............................... $    437.4     $    547.3     $    837.3
                                          ========       ========       ========


Land Policies

    While  the  Company  expects  to  continue  to use lot  option  and  similar contracts to secure developed lots, it will pursue land acquisition and development opportunities to augment its inventory of low-cost, quality building lots and to maximize profit opportunities. Substantially all of the land acquired by the Company is purchased only after necessary entitlements have been obtained so that the Company has the right to begin development or construction. The Company generally limits its acquisitions to smaller tracts of entitled land that will yield under 200 lots when developed and, where possible, obtains options to acquire adjacent parcels for later development. By limiting its acquisition and development activities to smaller parcels of land, the Company reduces the financial and market risks associated with holding land during the development period. Before it acquires tracts of land, the Company will, among other things, complete a feasibility study, which includes soil tests, independent environmental studies and other engineering work, and determine that all necessary zoning and other governmental entitlements required to develop and use the property for home construction have been acquired. At September 30, 1997, about 48.3% of the Company's total lot position of 24,300 lots was being or had been developed by the Company. Although the Company purchases land and engages in land development activities primarily to support its own homebuilding activities, lots and land are occasionally sold to other developers and homebuilders.

    A summary of the Company's land/lot positions at September 30, 1997 is:

    Finished lots owned by the Company...................................  2,051
    Lots under development owned by the Company..........................  9,680
                                                                          ------
    Total lots owned..................................................... 11,731
    Lots available under lot option and similar contracts................ 12,569
                                                                          ------
    Total land/lot position.............................................. 24,300
                                                                          ======

    The Company also seeks to limit its exposure to real estate inventory risks by (i) generally commencing construction of homes under contract only after receipt of a satisfactory down payment and, where applicable, the buyer's receipt of mortgage approval; (ii) limiting the number of speculative homes (homes started without an executed sales contract) built in each subdivision; and, (iii) closely monitoring local market and demographic trends, housing preferences and related economic developments, such as new job opportunities, local growth initiatives and personal income trends.


Construction

    The Company's home designs are prepared by architects in each of the Company's markets to appeal to local tastes and preferences of the community. Optional interior and exterior features also are offered by the Company to enhance the basic home design and to promote the custom aspect of the Company's sales efforts.

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


Marketing and Sales

    The Company markets and sells its homes through commissioned employees and independent real estate brokers. Home sales are typically conducted from sales offices located in furnished model homes used in each subdivision. At September 30, 1997, the Company owned 282 model homes. These models homes generally are not offered for sale until the completion of the respective subdivision. The Company's sales personnel assist prospective homebuyers by providing them with floor plans, price information, tours of model homes and the selection of options and other custom features. Such personnel are trained by the Company and kept informed as to the availability of financing, construction schedules and marketing and advertising plans.

     In addition to using model homes, the Company typically builds a limited number of speculative homes in each subdivision to enhance its marketing and sales activities. Construction of these speculative homes also is necessary to satisfy the requirement of relocated personnel and independent brokers, who often represent homebuyers requiring a completed home within 60 days. A majority of these speculative homes are sold while under construction or immediately following completion. The number of speculative homes is influenced by local market factors, such as new employment opportunities, significant job relocations, growing housing demand and the length of time the Company has built in the market. Depending upon the seasonality of each of its markets, the Company seeks to limit its speculative homes in each subdivision. At September 30, 1997, the Company was operating in 362 subdivisions and averaged 4.2 speculative homes in each subdivision.

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

    Sales of the Company's homes generally are made pursuant to a standard sales contract which requires a down payment approximating 5% of the sales price. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates is unobtainable within a specified period, typically four to six weeks, and may include other contingencies, such as the sale of an existing home. The Company includes a home sale in its sales backlog upon execution of the sales contract and receipt of the initial down payment. The Company does not recognize revenue upon the sale of a home until it is closed and title passes. The Company estimates that the average period between the execution of a sales contract for a home and closing is approximately three to five months.


Customer Service and Quality Control

    The Company's operating divisions are responsible for pre-closing, quality control inspections and responding to customer's post-closing needs. The Company believes that prompt and courteous response to homebuyer's needs during and after construction reduces post-closing repair costs, enhances the Company's reputation for quality and service, and ultimately leads to significant repeat and referral business from the real estate community and homebuyers. The Company provides its homebuyers with a limited one-year warranty on workmanship and building materials. The subcontractors who perform most of the actual construction also provide warranties of workmanship to the Company, and generally are prepared to respond to the Company and homeowner promptly upon request. In most cases, the Company supplements its one-year warranty by purchasing a ten-year limited warranty from a third party. To cover its potential warranty obligations, the Company accrues an estimated amount for future warranty costs.


Customer Financing

    In 1996, the Company formed D.R. Horton Mortgage Company, Ltd., a joint venture with a third party, to provide mortgage financing services, principally to purchasers of homes built and sold by the Company. D.R. Horton Mortgage presently provides services in Texas, Arizona, North Carolina, South Carolina, Nevada, Colorado and Florida.

    In its other markets, the Company does not provide mortgage financing, but works with a variety of mortgage lenders that make available to homebuyers a range of conventional mortgage financing programs. By making information about these programs available to prospective homebuyers and maintaining a relationship with such mortgage lenders, the Company is able to coordinate and expedite the entire sales transaction by ensuring that mortgage commitments are received and that closings take place on a timely and efficient basis.


Title Services

    Through its wholly-owned subsidiaries, DRH Title Company of Texas, Ltd. and DRH Title Company of Florida, Inc., the Company serves as a title insurance agent by providing title insurance policies and closing services to purchasers of homes built and sold by the Company in the Dallas/Fort Worth, Austin and Orlando markets. The Company assumes no underwriting risk associated with these title policies.

Employees

    At September 30, 1997, the Company employed 1,160 persons, of whom 357 were sales and marketing personnel, 382 were executive, administrative and clerical personnel, 405 were involved in construction, and 16 worked in title operations. Fewer than 10 of the Company's employees are covered by collective bargaining agreements. Some of the subcontractors which the Company uses are represented by labor unions or are subject to collective bargaining agreements. The Company believes that its relations with its employees and subcontractors are good.


Competition

    The single family residential housing industry is highly competitive, and the Company competes in each of its markets with numerous other national, regional and local homebuilders, some of which have greater resources than the Company. The Company's homes compete on the basis of quality, price, design, mortgage financing terms and location.


Regulation and Environmental Matters

    The housing, mortgage and title insurance industries are subject to extensive and complex regulations. The Company and its subcontractors must comply with various federal, state and local laws and regulations including zoning and density requirements, building, environmental, advertising and consumer credit rules and regulations, as well as other rules and regulations in connection with its homebuilding and sales activities. These include requirements as to building materials to be used, building designs and minimum elevation of properties. The Company's homes are inspected by local authorities where required, and homes eligible for insurance or guarantees provided by the FHA and VA, respectively, are subject to inspection by the FHA or VA.

    The Company is also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment ("environmental laws"). The particular environmental laws which apply to any given homebuilding site vary greatly according to the site's location, environmental condition and present and former uses. These environmental laws may result in delays, may cause the Company to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas.

    The Company's mortgage joint venture and title insurance agencies must also comply with various federal and state laws, consumer credit rules and regulations, and rules and regulations unique to such activities. Additionally, mortgage loans and title activities originated under the FHA, VA, FNMA and GNMA are subject to rules and regulations imposed by those agencies.


ITEM 2.  PROPERTIES

    The Company owns a 52,000 square foot office complex, consisting of three single-story buildings of steel and brick construction, located in Arlington, Texas, that serves as the Company's principal executive offices and houses two of the Company's Dallas/Fort Worth divisions. The Company also leases approximately 87,000 square feet of space for its operating divisions under leases expiring between December, 1997 and July, 2001.


ITEM 3.  LEGAL PROCEEDINGS

    The Company is a party to routine litigation incidental to its business. Management does not believe such matters could have a material adverse effect upon the financial condition of the Company, if the litigation were decided adversely to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock (the "Common Stock") is listed on the New York Stock Exchange under the symbol "DHI". The following table sets forth the high and low sales prices for the Common Stock for the periods indicated, as reported on the NASDAQ National Market (through December 13, 1995) and on the New York
Stock Exchange on and after December 14, 1995, adjusted for the 8% stock dividend of May 1996.

                                         Year Ended September 30,
                            ----------------------------------------------------
                                      1996                        1997
                            -------------------------    -----------------------
                               HIGH          LOW            HIGH         LOW
                            -----------   -----------    ----------   ----------
Quarter Ended December 31... $ 11          $  8 15/16     $ 11 3/8     $  8 5/8
Quarter Ended March 31......   11 15/16       8 15/16       13           10 1/8
Quarter Ended June 30.......   10 5/8         8 5/8         12 1/2        9
Quarter Ended September 30..   10 3/8         7 1/2         17 1/4       10 3/16

    As of November 30, 1997, there were approximately 223 holders of record. The Company has declared cash dividends of two cents per share for the last three quarters of fiscal 1997. Prior thereto, no cash dividend had been declared.

    The declaration of cash dividends is at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, the general financial condition of the Company and general business conditions. The Company is required to comply with certain covenants contained in its bank agreements and the Senior Notes indenture. The most restrictive of these requirements allows the Company to pay cash dividends on its common stock in an amount, on a cumulative basis, not to exceed 50% of consolidated net income, as defined, after June 4, 1997, subject to certain other adjustments. Pursuant to the most restrictive of these requirements, the Company had approximately $31.3 million available for the payment of dividends at September 30, 1997.

    On February 26, 1997, the Company acquired the equity interests of a group of corporations known as the "Torrey" Group. As consideration, the Company paid $37.6 million in cash, assumed $90.0 million in accounts and notes payable and issued 844,444 shares of its Common Stock, par value $ .01 per share (the "Torrey Shares"), valued at $9.2 million. The consideration was paid to the five owners of the interests acquired (the "Sellers"). The Sellers were four executive officers of Torrey who were active in the business acquired and a trust, the trustee and grantor of which was one of the four executive officers. Exemption from registration under the Securities Act of 1933 was claimed pursuant to Section 4(2) thereof in reliance upon (i) representations of the Sellers as to their investment intent, sophistication, knowledge and experience;
(ii) disclosure by the Company of its Securities Exchange Act of 1934 reports and access of the Sellers to the Company's executives to ask questions, receive answers and obtain additional information from the Company; and (iii) resale restrictions on the Torrey Shares, including restrictive legends on the certificates representing the Torrey Shares and stop transfer orders placed with the Company's transfer agent as to the Torrey Shares.

ITEM 6.  SELECTED FINANCIAL DATA

    The  following  selected  consolidated  financial  data of the  Company  are qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future.

    In 1993, the Company changed its fiscal year end to September 30, thus operating information for the nine months then ended represents the Company's fiscal period.

                                        Periods Ended September 30,
                           -----------------------------------------------------
                             Nine
                            Months                     Years
                           -------   -------------------------------------------
                             1993      1993     1994     1995     1996     1997
                           -------   -------  -------  -------  -------  -------
                                  (In millions, except per share amounts)
Income Statement Data:(2)
Revenues ................  $ 190.1   $ 248.2  $ 393.3  $ 437.4  $ 547.3  $ 837.3
Net income ..............      8.9      12.2     17.7     20.5     27.4     36.2
Net income per share(1)..      .32       .44      .63      .74      .87     1.01
Cash dividends declared
 per common share .......       --        --       --       --       --      .06

                                                As of September 30,
                                     -------------------------------------------
                                       1993     1994     1995     1996     1997
                                     -------  -------  -------  -------  -------
                                                   (In millions)
Balance Sheet Data:(2)
Inventories..............            $ 129.0  $ 204.1  $ 282.9  $ 345.3  $ 604.6
Total assets.............              158.7    230.9    318.8    402.9    719.8
Notes payable............               62.2    108.6    169.9    169.9    355.3
Stockholders' equity.....               65.9     84.6    106.1    177.6    262.8

----------
(1) Adjusted for stock dividends of 6% in 1994, 9% and 40% in 1995, and 8% in 1996.
(2) See  Note C   to  the  audited financial statements  for details  concerning acquisitions by the Company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

    The following tables set forth certain information regarding the Company's operations.

                                                         Percentages of Revenue
                                                        Year Ended September 30,
                                                       -------------------------
                                                         1995     1996     1997
                                                       -------  -------  -------
Costs and Expenses:
   Cost of sales....................................     82.2%    82.0%    81.9%
   Selling, general and administrative expenses.....     10.2      9.8     10.7
   Interest expense.................................      0.3      0.3      0.6
                                                         ----     ----     ----
Total costs and expenses............................     92.7     92.1     93.2
Other (income)......................................     (0.1)    (0.2)    (0.3)
                                                         ----     ----     ----
Income before income taxes..........................      7.4      8.1      7.1
Income taxes........................................      2.7      3.1      2.8
                                                         ----     ----     ----
Net income..........................................      4.7%     5.0%     4.3%
                                                         ====     ====     ====

                                              Year Ended September 30,
                                  ----------------------------------------------
                                       1995            1996            1997
                                  --------------  --------------  --------------
                                   Homes           Homes           Homes
Homes Closed                      Closed Percent  Closed Percent  Closed Percent
                                  ------ -------  ------ -------  ------ -------
Mid-Atlantic (Charlotte,
   Greensboro, Greenville S.C.,
   New Jersey, Raleigh/Durham,
   Suburban Washington D.C.)......   436   17.6%     547   16.7%     843   16.8%
Midwest (Chicago, Cincinnati,
   Kansas City, Minneapolis/-
   St. Paul, St. Louis)...........   348   14.1      457   13.9      500   10.0
Southeast (Atlanta, Birmingham,
   Nashville, Orlando,
   Pensacola, South Florida)......   303   12.2      519   15.8    1,259   25.1
Southwest (Albuquerque,
   Austin, Dallas/Fort Worth,
   Houston, Phoenix, Tucson)...... 1,131   45.7    1,239   37.7    1,387   27.6
West (Denver, Las Vegas,
   Los Angeles, Salt Lake
   City, San Diego................   256   10.4      522   15.9    1,029   20.5
                                   -----  -----    -----  -----    -----  -----
                                   2,474  100.0%   3,284  100.0%   5,018  100.0%
                                   =====  =====    =====  =====    =====  =====

                                              Year Ended September 30,
                                   ---------------------------------------------
                                       1995            1996            1997
                                   -------------   -------------   -------------
                                   Homes           Homes           Homes
New Sales Contracts                 Sold    $       Sold    $       Sold    $
                                   ----- -------   ----- -------   ----- -------
                                                  ($ in millions)
Mid-Atlantic (Charlotte,
   Greensboro, Greenville S.C.,
   New Jersey, Raleigh/Durham,
   Suburban Washington D.C.)......   403  $103.9     495  $106.9     849  $173.0
Midwest (Chicago, Cincinnati,
   Kansas City, Minneapolis/-
   St. Paul, St. Louis) ..........   339    68.7     527   101.0     496    96.6
Southeast (Atlanta, Birmingham,
   Nashville, Orlando,
   Pensacola, South Florida) .....   371    64.7     493    80.1   1,293   197.5
Southwest (Albuquerque,
   Austin, Dallas/Fort Worth,
   Houston, Phoenix, Tucson) ..... 1,148   155.2   1,311   190.0   1,343   201.2
West (Denver, Las Vegas,
   Los Angeles, Salt Lake
   City, San Diego................   292    56.8     662   107.5   1,196   194.9
                                   -----   -----   -----   -----   -----   -----
                                   2,553  $449.3   3,488  $585.5   5,177  $863.2
                                   =====   =====   =====   =====   =====   =====

                                              Year Ended September 30,
                                   ---------------------------------------------
                                       1995            1996            1997
                                   -------------   -------------   -------------
Year End Sales Backlog             Homes    $      Homes    $      Homes    $
                                   ----- -------   ----- -------   ----- -------
                                                     ($ in millions)
Mid-Atlantic (Charlotte,
   Greensboro, Greenville S.C.,
   New Jersey, Raleigh/Durham,
   Suburban Washington D.C.)......   198  $ 43.9     146  $ 34.4     334  $ 68.9
Midwest (Chicago, Cincinnati,
   Kansas City, Minneapolis/-
   St. Paul, St. Louis)...........   114    22.3     184    34.9     180    35.5
Southeast (Atlanta, Birmingham,
   Nashville, Orlando,
   Pensacola, South Florida)......   190    33.6     164    26.5     414    62.9
Southwest (Albuquerque,
   Austin, Dallas/Fort Worth,
   Houston, Phoenix, Tucson)......   417    58.1     489    74.3     445    69.4
West (Denver, Las Vegas,
   Los Angeles, Salt Lake
   City, San Diego)...............    81    12.8     221    38.8     420    75.5
                                   -----   -----   -----   -----   -----   -----
                                   1,000  $170.7   1,204  $208.9   1,793  $312.2
                                   =====   =====   =====   =====   =====   =====

Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

    Revenues increased by 53.0% to $837.3 million in 1997 from $547.3 million in 1996. The number of homes closed by the Company increased by 52.8% to 5,018 homes in 1997 from 3,284 homes in 1996. Home closings increased in all of the Company's market regions, with percentage increases ranging from 142.6% in the Southeast region to 9.4% in the Midwest region. The increases in both revenues and homes closed were due in part to the February 1997 acquisition of Torrey. Since the date of the acquisition, Torrey closed 962 homes, with revenues totaling $140.8 million. For the year, Torrey comprised 19.2% of homes closed and 16.8% of the revenues generated. Excluding Torrey, revenues increased by 27.2% to $696.5 million. The average price of homes closed in 1997 was $166,700, relatively unchanged from 1996.

    New net sales contracts increased 48.4% to 5,177 homes in 1997 from 3,488 in 1996. Percentage increases in the dollar value of new net sales contracts ranging from 146.5% to 5.9% were achieved in four of the Company's five market regions, with a 4.4% decline experienced in the Midwest region. Since the date of its acquisition, Torrey's new net sales contracts amounted to $153.8 million (1,049 homes). Excluding Torrey, the Company's new net sales contracts were $709.4 million (4,128 homes), a 21.2% increase over 1996. The average selling price of new sales contracts in 1997 was $166,700, down 0.7% from the 1996 average selling price of $167,900, mainly due to a lower average sales price for homes sold by Torrey.

    The Company was operating in 362 subdivisions at September 30, 1997, compared to 184 at September 30, 1996. At September 30, 1997, the Company's backlog of sales contracts was $312.2 million (1,793 homes), a 49.5% increase over the comparable figure at September 30, 1996. At September 30, 1997, Torrey held a sales contract backlog of $61.8 million (413 homes). Excluding Torrey, the Company's sales contract backlog at September 30, 1997, was $250.4 million (1,380 homes), up 19.9% from the prior year. The average sales price of homes in backlog increased to $174,100 at September 30, 1997, from $173,500 at September 30, 1996.

    Cost of sales increased by 52.6% to $685.3 million in 1997 from $449.1 million in 1996. The increase in cost of sales accompanied the increase in revenues. Cost of sales as a percentage of revenues decreased by 0.1% to 81.9% in 1997 from 82.0% in 1996, as slightly better gross margins were realized for the year, despite the effects of purchase accounting adjustments requiring the Company to increase its basis in inventory acquired with Trimark, SGS and Torrey.

    Selling, general and administrative (SG&A) expenses increased by 66.1% to $89.5 million in 1997 from $53.9 million in 1996. As a percentage of revenues, SG&A expenses increased to 10.7% in 1997 from 9.8% in 1996. Absent the SG&A costs associated with integrating the three acquisitions in 1997, SG&A costs would have increased by 0.2% of revenues.

    Interest expense increased to $5.2 million in 1997 from $1.5 million in 1996, since average interest-bearing debt grew at a faster pace than average amounts of inventory under construction and development. This is partially due to the three acquisitions during the year. The increased interest expense occurred despite a 49 basis point decline in the effective interest rate during the year. The Company follows a policy of capitalizing interest only on inventory under construction or development. During both 1997 and 1996, the Company expensed the portion of incurred interest and other financing costs which could not be charged to inventory. Capitalized interest and other financing costs are included in costs of sales at the time of home closings.

    Other income, which consists mainly of interest income and the pretax earnings of the DRH Title Companies and DRH Mortgage Company, Ltd., increased to $2.6 million in 1997 from $1.5 million in 1996. The increase was partially due to 1997 comprising a full year of operations for DRH Mortgage Company, Ltd., compared to only six months in 1996.

    The provision for income taxes increased 38.9% to $23.7 million in 1997 from $17.1 million in 1996, due in part to the corresponding increase in income before income taxes. The effective tax rate increased to 39.6% in 1997 from 38.4% in 1996 due to greater earnings in states with higher tax structures. As a percentage of revenues, the income tax provision decreased by 0.3% to 2.8% in 1997.

Year Ended September 30, 1996 Compared to Year Ended September 30, 1995

    Revenues increased by 25.1% to $547.3 million in 1996 from $437.4 million in 1995. The number of homes closed by the Company increased by 32.7% to 3,284 homes in 1996 from 2,474 homes in 1995. Home closings increased in all of the Company's market regions, with percentage increases ranging from 9.5% in the Southwest region to 103.9% in the West region. Of the 32.7% increase in 1996 home closings, 13.4% was the result of acquisitions made in Greensboro and Birmingham in the last quarter of 1995. The 1996 increase in revenues was achieved in spite of a 4.1% decrease in the average price of homes closed, to $166,600 in 1996 from $173,700 in 1995. The decrease was due to changes in the geographic mix of homes closed within the Company and different price points in certain markets.

    New net sales contracts increased 36.6% to 3,488 homes in 1996 from 2,553 in 1995. Percentage increases in new net sales contracts ranging from 126.7% to 14.2% were achieved in the Company's market regions. The 1996 average sales price was $167,900 compared to $176,000 in 1995.

    The Company was operating in 184 subdivisions at September 30, 1996, compared to 162 at September 30, 1995. At September 30, 1996, the Company's backlog of sales contracts was 1,204 homes, a 20.4% increase over the comparable figure at September 30, 1995. The average sales price of homes in backlog increased to $173,500 at September 30, 1996, from $170,700 at September 30, 1995.

    Cost of sales increased by 24.8% to $449.1 million in 1996 from $359.7 million in 1995. As a percentage of revenues, cost of sales decreased by 0.2% to 82.0% in 1996 from 82.2% in 1995. This improvement resulted from good market conditions during the year, proactive efforts to maintain sales prices and control costs, and higher margins on homes closed on internally developed lots. The Company does not capitalize pre-opening costs for new subdivisions.

    Selling, general and administrative (SG&A) expense increased by 20.9% to $53.9 million in 1996 from $44.5 million in 1995. The increase in SG&A expense was due largely to the increases in sales and construction activity required to sustain the higher levels of revenues. SG&A expense as a percentage of revenues decreased by 0.4% to 9.8% in 1996 from 10.2% in 1995, as the Company was successful in controlling its variable overhead costs while the revenue increase offset more fixed costs.

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

    Other income, which consists mainly of interest income, pretax earnings from the Company's title operations and, in 1996, pretax earnings from the Company's mortgage operations, increased to $1.5 million in 1996, from $0.6 million in 1995. The increase was due primarily to the fact that 1996 comprised a full year of operations for DRH Title Company of Texas, Ltd., compared to only six months in 1995. Additionally, DRH Title Company of Florida, Inc. and DRH Mortgage Company, Ltd. commenced operation in 1996 and provided pretax earnings.

    The provision for income taxes increased 41.9% to $17.1 million in 1996 from $12.0 million in 1995, due in part to the corresponding increase in income before income taxes. The effective tax rate increased to 38.4% in 1996 from 36.9% in 1995. As a percentage of revenues, the income tax provision increased 0.4% to 3.1% in 1996. The increases in the effective tax rate and in the tax provision as a percentage of revenues were due primarily to higher expected rates of state and local income taxes.

Financial Condition, Liquidity and Capital Resources

    At September 30, 1997, the Company had available cash and cash equivalents of $44.0 million. Inventories (including finished homes and construction in progress, developed residential lots and other land) at September 30, 1997, increased by $259.3 million from September 30, 1996, due to the acquisitions of selected assets (including inventories) of Trimark, SGS and Torrey. Inventories also increased due to a general increase in business activity and the expansion of operations, including new markets in Tucson and Nashville. Because the inventory increase and the acquisitions were financed largely by borrowings, the Company's ratio of notes payable to total capital increased to 57.5% at September 30, 1997 from 48.9% at September 30, 1996. The equity to total assets ratio decreased to 36.5% at September 30, 1997, from 44.1% at September 30, 1996.

    The Company's financing needs depend upon the results of its operations, sales volume, inventory levels, inventory turnover, and acquisitions. The Company has financed its operations through borrowings from financial institutions, through funds from earnings and from the public sale of Common Stock in 1992, 1996 and 1997. In June 1997, the Company sold to the public under its shelf registration statement $150,000,000 of 8 3/8% Senior Notes due 2004, realizing net proceeds of $147.2 million.

    The Company made three acquisitions during fiscal 1997. In October, 1996, the Company completed the acquisition of the principal assets (approximately $7.6 million, primarily inventories) of Trimark for $7.0 million in cash and the assumption of approximately $1.0 million in trade accounts and notes payable associated with the acquired assets. In December, 1996, the Company purchased the principal assets (approximately $19.5 million, primarily inventories) of SGS for $10.6 million in cash and the assumption of $10.1 million in accounts and notes payable associated with the acquired assets. In February, 1997, the Company completed the acquisition of all the outstanding capital stock of the entities comprising Torrey and purchased assets from affiliated entities. Consideration was $37.6 million in cash, 844,444 newly issued, restricted shares of the Company's common stock, valued at $9.2 million, and the assumption of $90.0 million in accounts and notes payable.

    In June 1997, the Company increased and restructured its major unsecured bank credit facility to $625 million. The restructured facility consists of a $200 million five year term loan, a $400 million four year term revolving loan, and a $25 million four year letter of credit facility. The restructured facility, along with another $25 million unsecured bank credit facility, brings the Company's total borrowing capacity from banks to $625 million.

    At September 30, 1997, the Company had outstanding debt under the unsecured bank facilities, senior notes, and other credit agreements of $355.3 million, of which $201.0 million represented advances under existing bank credit facilities. Based upon the most restrictive of existing debt covenants, at September 30, 1997, the Company had additional borrowing capacity of $135.5 million.

    The Company is required to comply with certain covenants contained in its bank agreements and its Senior Notes indenture. The most restrictive of these requirements allows the Company to pay cash dividends on its common stock in an amount, not to exceed, on a cumulative basis 50% of consolidated net income subject to certain other adjustments. Pursuant to the most restrictive of these requirements, at September 30, 1997, the Company had approximately $31.3 million available for the payment of dividends and for the acquisition by the Company of its common stock.

    The Company's rapid growth requires significant amounts of cash. It is anticipated that future home construction, lot and land purchases and acquisitions will be funded through internally generated funds and borrowings. The Company continuously evaluates its capital structure and in the future may seek to further increase unsecured debt and obtain additional equity to fund ongoing operations and to pursue additional growth opportunities.

    Except for ordinary expenditures for the construction of homes and, to a limited extent, the acquisition of land and lots for development and sale of homes, at September 30, 1997, the Company had no material commitments for capital expenditures.

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


Safe Harbor Statement

    Certain statements in this Annual Report to Shareholders, which includes the Company's Form 10-K, as well as statements made by the Company in periodic press releases, and oral statements made by the Company's officials to analysts and stockholders in the course of presentations about the Company, may be construed as "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements may involve unstated risks, uncertainties and other factors that may cause actual results to differ materially from those initially anticipated. Such risks, uncertainties and other factors include, but are not limited to, changes in general economic condition, fluctuations in interest rates, increases in costs of material, supplies and labor and general competitive conditions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Auditors.............................................   16

Consolidated Balance Sheets, September 30, 1996, and 1997..................   17

Consolidated Statements of Income for the three years ended September 30,
 1997......................................................................   18

Consolidated Statements of Stockholders' Equity  for the three years
 ended September 30, 1997..................................................   19

Consolidated Statements of Cash Flows for the three years ended
 September 30, 1997........................................................   20

Notes to Consolidated Financial Statements.................................   21

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
D.R. Horton, Inc.


    We have audited the accompanying consolidated balance sheets of D. R. Horton, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of D. R. Horton, Inc. and subsidiaries at September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.


                                                  /s/ ERNST & YOUNG LLP


Fort Worth, Texas
November 7, 1997

                       D.R. HORTON, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                September 30,
                                                             -------------------
                                                               1996       1997
                                                             ---------  --------
                                                                (In thousands)

                       ASSETS
Cash......................................................   $ 32,467   $ 43,984
Inventories:
    Finished homes and construction in progress...........    216,264    342,911
    Residential lots - developed and under development....    127,707    260,198
    Land held for development.............................      1,312      1,482
                                                              -------    -------
                                                              345,283    604,591
Property and equipment (net)..............................      5,631     13,124
Earnest money deposits and other assets...................     15,247     29,502
Excess of cost over net assets acquired (net).............      4,285     28,593
                                                             --------    -------
                                                             $402,913   $719,794
                                                              =======    =======
                     LIABILITIES
Accounts payable..........................................   $ 34,391   $ 55,499
Accrued expenses and customer deposits....................     21,011     46,200
Notes payable.............................................    169,873    355,315
                                                              -------    -------
                                                              225,275    457,014
                STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 30,000,000 shares
    authorized, no shares issued..........................        --         --
Common stock, $.01 par value, 100,000,000 shares
    authorized, 32,362,036 shares in 1996 and
    37,319,184 in 1997, issued and outstanding............        324        373
Additional capital........................................    159,714    210,742
Retained earnings.........................................     17,600     51,665
                                                              -------    -------
                                                              177,638    262,780
                                                              -------    -------
                                                             $402,913   $719,794
                                                              =======    =======





          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                               Year Ended September 30,
                                     -------------------------------------------
                                        1995             1996            1997
                                     ----------       ----------      ----------
                                     (In thousands, except net income per share)

Revenues..........................    $437,388         $547,336        $837,280
Cost of sales.....................     359,742          449,054         685,341
                                       -------          -------         -------
                                        77,646           98,282         151,939

Selling, general and
 administrative expense...........      44,549           53,860          89,457
                                       -------          -------         -------
Operating income..................      33,097           44,422          62,482
Other:
  Interest expense................      (1,161)          (1,474)         (5,150)
  Other income....................         621            1,484           2,562
                                       -------          -------         -------
                                          (540)              10          (2,588)
                                       -------          -------         -------
   INCOME BEFORE INCOME TAXES.....      32,557           44,432          59,894
Provision for income taxes........      12,018           17,053          23,690
                                       -------          -------         -------
   NET INCOME.....................    $ 20,539         $ 27,379        $ 36,204
                                       =======          =======         =======
Net income per share..............    $   0.74         $   0.87        $   1.01
                                       =======          =======         =======

Weighted average number of
 shares of common stock
 outstanding, including common
 stock equivalents................      27,849           31,420          35,871
                                       =======          =======         =======

















          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                       Total
                                        Common Additional Retained Stockholders'
                                         Stock   Capital  Earnings    Equity
                                        ------ ---------- -------- -------------
                                                    (In thousands)
Balances at October 1, 1994..........    $165   $ 73,547  $ 10,841   $ 84,553

  Net income.........................     --         --     20,539     20,539
  Exercise of stock options
    (116,400 shares).................       1        772       --         773
  Issuances under D.R. Horton, Inc.
    employee benefit plans
    (20,549 shares)..................     --         208       --         208
  Nine percent stock dividend........      15     17,181   (17,196)       --
  Seven for five stock split.........      73        (73)      --         --
                                          ---    -------   -------    -------

Balances at September 30, 1995.......     254     91,635    14,184    106,073

  Net income.........................     --         --     27,379     27,379
  Stock sold through public
    offering (4,375,000 shares)......      44     43,149       --      43,193
  Exercise of stock options
    (124,619 shares).................       1        696       --         697
  Issuances under D.R. Horton, Inc.
    employee benefit plans
    (29,300 shares)..................       1        296       --         297
  Eight percent stock dividend.......      24     23,938   (23,963)        (1)
                                          ---    -------   -------    -------

Balances at September 30, 1996.......     324    159,714    17,600    177,638

  Net income.........................     --         --     36,204     36,204
  Stock sold through public
    offering (3,838,800 shares)......      38     39,908       --      39,946
  Stock issued as partial
    consideration for acquisition
    (844,444 shares).................       8      9,142       --       9,150
  Exercise of stock options
    (240,554 shares).................       3      1,668       --       1,671
  Issuances under D.R. Horton, Inc.
    employee benefit plans
    (33,350 shares)..................     --         310       --         310
  Cash dividends paid at
    $.02 quarterly...................     --         --     (2,139)    (2,139)
                                          ---    -------   -------    -------

Balances at September 30, 1997.......    $373   $210,742  $ 51,665   $262,780
                                          ===    =======   =======    =======








          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Year Ended September 30,
                                                   ----------------------------
                                                     1995      1996      1997
                                                   --------  --------  --------
                                                           (In thousands)
OPERATING ACTIVITIES
Net income.......................................  $ 20,539  $ 27,379  $ 36,204
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization..................     2,025     2,583     4,411
  Expense associated with issuance of stock
       under employee benefit plans..............       208       229       306
  Changes in operating assets and liabilities:
    Increase in inventories......................   (56,401)  (62,375) (145,148)
    Increase in earnest money deposits and
       other assets..............................      (910)   (4,271)  (10,670)
    Increase in accounts payable, accrued
       expenses and customer deposits............     2,197    12,567    31,763
                                                    -------   -------   -------
NET CASH USED IN OPERATING ACTIVITIES............   (32,342)  (23,888)  (83,134)
                                                    -------   -------   -------

INVESTING ACTIVITIES
  Net purchase of property and equipment.........    (2,414)   (2,667)   (5,342)
  Net cash paid for acquisitions.................    (4,577)   (1,370)  (55,650)
                                                    -------   -------   -------
NET CASH USED IN INVESTING ACTIVITIES                (6,991)   (4,037)  (60,992)
                                                    -------   -------   -------

FINANCING ACTIVITIES
  Proceeds from notes payable....................   232,964   238,987   200,309
  Repayment of notes payable.....................  (188,857) (239,289) (231,389)
  Issuance of Senior Notes payable...............       --        --    147,241
  Proceeds from common stock offerings and
    stock associated with certain
    employee benefit plans.......................       --     43,260    39,950
  Proceeds from exercise of stock options........       773       697     1,671
  Cash dividends paid............................       --        --     (2,139)
                                                    -------   -------   -------
NET CASH PROVIDED BY FINANCING ACTIVITIES            44,880    43,655   155,643
                                                    -------   -------   -------

INCREASE IN CASH                                      5,547    15,730    11,517
  Cash at beginning of year......................    11,190    16,737    32,467
                                                    -------   -------   -------
  Cash at end of year............................  $ 16,737  $ 32,467  $ 43,984
                                                    =======   =======   =======
Supplemental cash flow information:
  Interest paid..................................  $ 11,689  $ 14,628  $ 19,414
                                                    =======   =======   =======
  Income taxes paid..............................  $ 11,336  $ 16,143  $ 24,759
                                                    =======   =======   =======






          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business: The Company is engaged primarily in the construction and sale of single-family housing in 21 states in the United States. The Company designs, builds and sells single-family houses on finished lots which it purchases ready for home construction. The Company also purchases undeveloped land to develop into finished lots for future construction of single-family houses and for sale to others. The Company also provides title agency and mortgage services in selected markets; however, such activities are not material to the consolidated operating results of the Company.

    Principles of Consolidation: The consolidated financial statements include the accounts of D.R. Horton, Inc. (the Company) and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

    Accounting Principles: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

    Statements of Financial Accounting Standards: Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"), issued in October 1995, establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company adopted this Standard in fiscal 1996. As permitted by FAS 123, the Company has elected to continue to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations, in accounting for its Stock Incentive Plan. Refer to Note F.

    FAS 128 "Earnings Per Share", issued in March 1997, supersedes previous authoritative guidance in this area. FAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, and requires restatement of all prior-period earnings per share ("EPS") data presented. The new Statement modifies the calculations of primary and fully diluted EPS and replaces them with basic and diluted EPS. The adoption of FAS 128 is not expected to have a material impact on the Company's previously or currently reported EPS data.

    FAS 131 "Disclosure about Segments of an Enterprise and Related Information", issued in June 1997, establishes annual and interim reporting requirements for an enterprise's operating segments and related disclosures about its products and services, geographical areas in which it operates and major customers. FAS 131 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Adoption of FAS 131 is not expected to materially impact the Company.

    Cash: The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Amounts in transit from title companies for home closings are included in cash.

    Cost of Sales: Cost of sales includes home warranty costs, purchased discounts for customer financing, and sales commissions paid to third parties.

    Excess of Cost Over Net Assets Acquired: The excess of amounts paid for business acquisitions over the net fair value of the assets acquired and liabilities assumed is amortized using the straight-line method over twenty years. Additional consideration paid in subsequent periods under the terms of purchase agreements are included as acquisition costs. Amortization expense was $114,000, $188,000 and $977,000 in 1995, 1996 and 1997, respectively.
Accumulated amortization was $344,000 and $1,321,000 at September 30, 1996 and 1997, respectively.

                       D.R. HORTON, INC. AND SUBSIDIARIES

    Estimated Fair Value of Financial Instruments: The estimated fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying amounts of cash and cash equivalents and trade payables approximate fair value because of the short maturity of these financial instruments. At September 30, 1997 the estimated fair value of the Company's debt approximated $359.4 million and the fair market value of the net obligation under the interest rate swap agreement approximated $1.9 million.

    Fair value estimates are made at specific points in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature, involve matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect estimates.

    Interest:    The  Company   capitalizes  interest  during  development   and
construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the home buyer. Interest costs are (in thousands):

                                                    Year Ended September 30,
                                                 ------------------------------
                                                   1995       1996       1997
                                                 --------   --------   --------
  Capitalized interest, beginning of year......  $  4,325   $  7,118   $ 11,042
  Interest incurred............................    12,002     14,835     23,992
  Interest expensed:
    Directly...................................    (1,161)    (1,474)    (5,150)
    Amortized to cost of sales.................    (8,048)    (9,437)   (11,889)
                                                  -------    -------    -------
  Capitalized interest, end of year............  $  7,118   $ 11,042   $ 17,995
                                                  =======    =======    =======

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

    Property and Equipment: Property and equipment, including model home furniture, are stated on the basis of cost. Major renewals and improvements are capitalized. Repairs and maintenance are expensed as incurred. Depreciation generally is provided using the straight-line method over the estimated useful life of the asset. Accumulated depreciation was $5,000,000 and $8,213,000 as of September 30, 1996 and 1997, respectively.

    Revenue Recognition: Revenue generally is recognized at the time of the closing of a sale, when title to and possession of the property transfer to the buyer.

                       D.R. HORTON, INC. AND SUBSIDIARIES

NOTE B - NOTES PAYABLE

                                                                September 30,
                                                            --------------------
                                                              1996        1997
                                                            --------    --------
                                                               (In thousands)
Banks (unsecured):
    $200 million syndicated term credit facility,
       maturing June, 2002, variable interest rates......   $100,000    $200,000
    $400 million syndicated revolving credit facility,
       maturing June, 2001, variable interest rates......     58,600         --
    $25 million revolving line of credit, payable on
       demand with six months notice, variable
       interest rates....................................      4,000       1,000
Other....................................................      7,273       6,945
8 3/8% Senior Notes (unsecured), due 2004, net...........        --      147,370
                                                             -------     -------
                                                            $169,873    $355,315
                                                             =======     =======

    On May 21, 1997, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for up to $250 million of the Company's debt and equity securities. The universal shelf registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, and/or warrants to purchase such securities. On June 9, 1997, the Company utilized this universal shelf registration to issue $150 million of 8 3/8% senior unsecured notes at 98.419%. The Senior Notes, which are due June 15, 2004, with interest payable semi-annually, represent unsecured obligations of the Company. The Senior Notes are not redeemable except that 35% of the amount originally issued can be redeemed with proceeds of a public equity offering by the Company at a redemption price of 108.375% through June 15, 2000.

    Maturities of notes payable, assuming the revolving lines of credit are not extended, are $5.2 million in 1998, $2.0 million in 1999, $0.7 million in 2000, $200.0 million in 2002 and $147.4 million in 2004. The weighted average interest rates of the unsecured bank debt at September 30, 1996 and 1997 were 7.5% and 7.1%, respectively.

    The Senior Notes are senior obligations of the Company and rank pari passu in right of payment to all existing and future unsecured indebtedness of the Company. These Notes are guaranteed by essentially all of the Company's subsidiaries.

    The bank credit facilities and the Senior Notes indenture contain covenants which, taken together, limit investments in inventory, stock repurchases, cash dividends and other restricted payments, incurrence of indebtedness, asset dispositions and creation of liens, and require certain levels of tangible net worth. At September 30, 1997, these covenants limit the additional debt the Company could incur to $135.5 million.

    The Company is required to comply with certain covenants contained in its bank agreements and its Senior Notes indenture. The most restrictive of these requirements allows the Company to pay cash dividends on its common stock in an amount not to exceed, on a cumulative basis, 50% of consolidated net income, as defined, after June 4, 1997, subject to certain other adjustments. Pursuant to the most restrictive of these requirements, the Company had approximately $31.3 million available for the payment of dividends and for the acquisition by the Company of its common stock at September 30, 1997.

    Upon a change of control of the Company, holders of the Senior Notes have the right to require the Company to redeem the Senior Notes at a price of 101% of the par amount, along with accrued and unpaid interest.

                       D.R. HORTON, INC. AND SUBSIDIARIES

    In addition to the stated interest rates, various bank credit facilities require the Company to pay certain fees. The syndicated revolving credit facility also provides $25 million for use as standby letters of credit.

    The Company uses an interest rate swap agreement to help manage a portion of its interest rate exposure. The agreement converts from a variable rate to a fixed rate on a notional amount of $100 million. The agreement expires April 2001. The Company does not expect non-performance by the counterparty, a major U.S. bank, and any losses incurred in the event of non-performance would not be material. Net payments or receipts under the Company's interest rate swap agreement are recorded as adjustments to interest incurred. As a result of this agreement, the Company incurred net interest expense of $0.4 million and $0.7 million during 1996 and 1997, respectively.


NOTE C - ACQUISITIONS

    In 1995 and 1997, the Company made the following acquisitions:

Company Acquired                            Date Acquired          Consideration
----------------                            -------------          -------------
Arappco, Inc.
 (Greensboro)...........................    July 1995             $ 12.2 million

Regency Development, Inc.
 (Birmingham)...........................    September 1995        $ 12.3 million

Trimark Communities, L.L.C.
 (Denver)...............................    October 1996          $  8.1 million

SGS Communities, Inc.
 (New Jersey)...........................    December 1996         $ 20.7 million

Torrey Group
 (Atlanta, Raleigh, Charlotte,
 Greenville S.C.).......................    February 1997         $136.7 million

    Consideration includes cash paid, Company stock issued, and assumption of certain accounts payable and notes payable which were repaid subsequent to the acquisitions.

    Except for the Torrey Group, where stock was a component of the acquisition price, the above acquisitions contain provisions for additional consideration to be paid annually for up to four years subsequent to the acquisition date. The additional consideration is based upon subsequent pretax income, adjusted for a preferential return to the Company. Such additional consideration will be recorded when paid as excess cost over net assets acquired, which is amortized using the straight line method over 20 years. All of the acquired companies are involved in homebuilding and land development. The Company has accounted for these acquisitions under the purchase method and has included the operations of the acquired businesses in its Consolidated Statements of Income since their acquisition.

    The following unaudited pro forma summaries of combined operations were prepared to illustrate the estimated effects of the 1997 acquisitions of Trimark, SGS and Torrey as if such acquisitions had occurred on the first day of the respective periods presented.

                       D.R. HORTON, INC. AND SUBSIDIARIES

    The pro forma information should be read in conjunction with the historical financial statements and notes thereto. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of the results which would have been obtained if the acquisitions had been affected throughout the period. The pro forma financial information is based upon the purchase method of accounting.

                                                     Year ended September 30,
                                                 -------------------------------
                                                      1996              1997
                                                 ---------------   -------------
                                                     (In thousands, except
                                                     net income per share)

  Revenues.....................................      $780,438         $ 926,355
  Net income...................................        38,447            37,108
  Net income per share.........................          1.19              1.02


NOTE D - STOCKHOLDERS' EQUITY

    On April 20, 1995 and April 22, 1996, the Board of Directors declared common stock dividends of 9% and 8%, respectively. On August 15, 1995, the Board of Directors declared a seven-for-five stock split effected in the form of a 40% stock dividend on its common stock. Accordingly, the $.01 par value for the additional shares issued, in respect of the seven-for-five stock split, was transferred from additional paid-in-capital to common stock. Net income per share and weighted average shares outstanding for all periods presented have been restated to reflect the stock dividends and the stock split.


NOTE E - PROVISION FOR INCOME TAXES

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

     Income tax expense consists of:

                                                   Year ended September 30,
                                               --------------------------------
                                                 1995        1996        1997
                                               --------    --------    --------
                                                        (In thousands)
  Current:
   Federal.................................    $ 11,767    $ 17,650    $ 26,126
   State...................................       1,274       1,829       2,338
                                                -------     -------     -------
                                                 13,041      19,479      28,464
                                                -------     -------     -------
  Deferred:
   Federal.................................        (923)     (2,198)     (4,385)
   State...................................        (100)       (228)       (389)
                                                -------     -------     -------
                                                 (1,023)     (2,426)     (4,774)
                                                -------     -------     -------
                                               $ 12,018    $ 17,053    $ 23,690
                                                =======     =======     =======

                       D.R. HORTON, INC. AND SUBSIDIARIES

NOTE F - EMPLOYEE BENEFIT PLANS

    The D.R. Horton, Inc. Profit Sharing Plus plan is a 401(k) plan for Company employees. The Company matches 50% of employees' voluntary contributions up to a maximum of 3% of each participant's earnings. Additional employer contributions in the form of profit sharing are at the discretion of the Company. Expenses for this Plan were $233,000, $327,000 and $569,000 for 1995, 1996 and 1997,
respectively.

    The Company's Supplemental Executive Retirement Plans (SERP's) are non-qualified deferred compensation programs that provide benefits payable to certain management employees upon retirement, death, or termination of employment with the Company. SERP No. 1 provides for voluntary deferral of compensation which is invested under a trust agreement. All salary deferrals under this Plan have been accrued and the investments are recorded as an other asset. Under SERP No. 2, the Company accrues an unfunded benefit, as well as an interest factor based upon a predetermined formula. The Company recorded $347,000, $313,000 and $543,000 of expense for SERP No. 2 in 1995, 1996 and
1997, respectively.

    Effective January 1, 1994, the Company adopted the D.R. Horton, Inc. Stock Tenure Plan (an Employee Stock Ownership Plan), covering those employees generally not participating in certain other D.R. Horton benefit plans. Contributions are made at the discretion of the Company. Expenses related to Company contributions of common stock to the plan of $106,000, $229,000 and $309,000 were recognized for 1995, 1996 and 1997, respectively.

    In 1996, the Company adopted the D.R. Horton, Inc. Employee Stock Purchase Plan, which allows employees to purchase stock directly from the Company at market value.

    At September 30, 1997, 219,150 shares of common stock have been reserved for future issuance under the stock tenure and stock purchase plans.

    The D.R. Horton, Inc. 1991 Stock Incentive Plan provides for the granting of stock options to certain key employees of the Company to purchase shares of common stock. Options have been granted at exercise prices which approximate the market value of the Company's common stock at the date of the grant. Options generally expire 10 years after the dates on which they were granted and vest evenly over the life of the option. At September 30, 1997, 3,145,060 shares of common stock have been authorized for future issuance under this plan. Activity under the plan is:

                           1995                1996                 1997
                   -------------------  -------------------  -------------------
                              Weighted             Weighted             Weighted
                               Average              Average              Average
                              Exercise             Exercise             Exercise
                    Options    Prices    Options    Prices    Options    Prices
                   ---------  --------  ---------  --------  ---------  --------
Stock Options
Outstanding at be-
 ginning of year..   992,713   $ 8.60   1,782,517   $ 6.56   2,240,784   $ 7.11
Granted...........   313,000    12.15     559,000    10.15     976,000    10.44
Exercised.........  (116,400)    3.84    (124,619)    3.24    (240,554)    4.14
Cancelled.........   (19,940)    9.80    (122,022)    8.54     (95,177)    8.71
Effects of stock
 dividends........   613,144     6.87     145,908     6.69         --       --
                     -------    -----   ---------    -----   ---------    -----

Outstanding at
 end of year...... 1,782,517   $ 6.56   2,240,784   $ 7.11   2,881,053   $ 8.41
                   =========    =====   =========    =====   =========    =====
Exercisable at
 end of year......   565,551   $ 4.44     659,615   $ 4.74     648,353   $ 5.76
                   =========    =====   =========    =====   =========    =====

    Exercise prices for options outstanding at September 30, 1997, ranged from $1.804 to $10.6875.

                       D.R. HORTON, INC. AND SUBSIDIARIES

    For stock options outstanding at September 30, 1997:

                            Outstanding                     Exercisable
                   ------------------------------  -----------------------------
                              Weighted  Weighted              Weighted  Weighted
                               Average   Average               Average   Average
Exercise Price                Exercise  Maturity              Exercise  Maturity
    Range           Options     Price    (Years)    Options     Price    (Years)
---------------   ---------  --------  --------   ---------  --------  --------
Less than $4...       85,987   $ 1.90      4.0        85,987   $ 1.90      4.0
$4 - $8........    1,070,486     6.14      6.0       463,672     5.66      5.6
More than $8...    1,724,580    10.13      9.0        98,694     9.62      7.8
                   ---------    -----     ----       -------    -----     ----
  Total........    2,881,053   $ 8.41      7.7       648,353   $ 5.76      5.7
                   =========    =====     ====       =======    =====     ====

    The Company has elected to follow Accounting Principles Board Opinion No. 25 in accounting for its employee stock options. The exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, and therefore no compensation expense is recognized. FAS No. 123 requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense for option awards granted in fiscal 1996 and 1997. Management believes the fiscal 1996 and 1997 pro forma amounts may not be representative of the effects of option awards on future pro forma net income and pro forma net income per share because options granted before 1996 are not considered in these calculations. Application of the fair value method, as specified by FAS 123, would decrease net income by $78,000 and $250,000 in 1996 and 1997, respectively.

    The weighted average fair values of grants made in 1996 and 1997 were $5.13 and $4.77, respectively.

    The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

                                                   1996                1997
                                               -------------       -------------
Risk free interest rate......................      6.33%               6.12%
Expected life (in years).....................       7.0                 7.0
Expected volatility..........................     36.21%              34.69%
Expected dividend yield......................       --                  .59%

                       D.R. HORTON, INC. AND SUBSIDIARIES

NOTE G - COMMITMENTS AND CONTINGENCIES

    The Company is involved in lawsuits and other contingencies in the ordinary course of business. Management believes that, while the ultimate outcome of the contingencies cannot be predicted with certainty, the ultimate liability, if any, will not have a material adverse effect on the Company's financial position.

    In the ordinary course of business, the Company enters into option agreements to purchase land and developed lots. Cash deposits of approximately $8.0 million, standby letters of credit approximating $2.5 million and promissory notes approximating $1.7 million at September 30, 1997, secure the Company's performance under these agreements.

    The Company leases office space under noncancelable operating leases. Minimum annual lease payments under these leases at September 30, 1997, are approximately:

                                                       (In thousands)
               1998.....................................  $   758
               1999.....................................      489
               2000.....................................      285
               2001.....................................       40
                                                            -----
                                                          $ 1,572
                                                            =====

    Rent expense  approximated  $989,000,  $1,140,000,  and $1,883,000 for 1995,
1996 and 1997, respectively.

    In the normal course of its business activities, the Company provides standby letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At September 30, 1997, outstanding standby letters of credit were $7.1 million and performance bonds were $46.8 million.

                       D.R. HORTON, INC. AND SUBSIDIARIES

NOTE H - SUMMARIZED FINANCIAL INFORMATION

    The 8 3/8% Senior Notes due June, 2004, in the aggregate principal amount of $150,000,000, are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's direct and indirect subsidiaries other than certain inconsequential subsidiaries. Each of the guarantors is a wholly-owned subsidiary of the Company. Summarized financial information of the Company and its subsidiaries is presented below. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

    As of and for the periods ended: (In thousands)

September 30, 1997

                   D.R. Horton,  Guarantor   Nonguarantor Intercompany
                       Inc.     Subsidiaries Subsidiaries Eliminations   Total
                   ------------ ------------ ------------ ------------ ---------
Total assets.......  $ 619,586    $ 456,323    $   2,065    $(358,180) $ 719,794
Total liabilities..    395,803      417,284        1,272     (357,345)   457,014
Revenues...........    286,568      550,712        1,513       (1,513)   837,280
Gross profit.......     51,485      100,454        1,226       (1,226)   151,939
Net income.........     34,521       70,942          909      (70,168)    36,204


September 30, 1996

                   D.R. Horton,  Guarantor   Nonguarantor Intercompany
                       Inc.     Subsidiaries Subsidiaries Eliminations   Total
                   ------------ ------------ ------------ ------------ ---------
Total assets.......  $ 353,563    $ 181,586    $  1,117     $(133,353) $ 402,913
Total liabilities..    197,255      160,019         279      (132,278)   225,275
Revenues...........    269,853      277,483       1,210        (1,210)   547,336
Gross profit.......     47,346       50,936         901          (901)    98,282
Net income.........     30,771       54,368         553       (58,313)    27,379


September 30, 1995

                   D.R. Horton,  Guarantor   Nonguarantor Intercompany
                       Inc.     Subsidiaries Subsidiaries Eliminations   Total
                   ------------ ------------ ------------ ------------ ---------
Total assets.......  $ 277,131    $ 151,761    $    380     $(110,485) $ 318,787
Total liabilities..    185,028      137,013          29      (109,356)   212,714
Revenues...........    259,165      178,223         576          (576)   437,388
Gross profit.......     44,274       33,372         444          (444)    77,646
Net income.........     18,281       35,336         205       (33,283)    20,539

                       D.R. HORTON, INC. AND SUBSIDIARIES

NOTE I - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    Quarterly results of operations are: (In thousands, except for per share amounts)

                                                    1997
                              --------------------------------------------------
                                             Three Months Ended
                              --------------------------------------------------
                               September 30   June 30    March 31    December 31
                              -------------  ---------  ----------  ------------
Revenues....................       $283,207   $250,096    $159,596      $144,381
Gross margin................         51,595     44,195      29,804        26,345
Net income..................         12,953      9,753       6,691         6,807
Net income per share........            .34        .26         .20           .21

                                                    1996
                              --------------------------------------------------
                                             Three Months Ended
                              --------------------------------------------------
                               September 30   June 30    March 31    December 31
                              -------------  ---------  ----------  ------------

Revenues....................       $168,943   $143,283    $114,042      $121,068
Gross margin................         30,677     25,897      20,175        21,533
Net income..................          9,408      7,434       5,122         5,415
Net income per share........            .29        .23         .16           .19


                                                    1995
                              --------------------------------------------------
                                             Three Months Ended
                              --------------------------------------------------
                               September 30   June 30    March 31    December 31
                              -------------  ---------  ----------  ------------
Revenues....................       $132,827   $120,529    $ 87,076      $ 96,956
Gross margin................         23,992     21,647      15,359        16,648
Net income..................          6,681      6,090       3,948         3,820
Net income per share........            .24        .22         .14           .14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is set forth under the caption "Election of Directors" at pages 3 through 5 and the caption "Section 16(a) Beneficial Ownership Reporting Compliance" at page 12, of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 1998 and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The  information  required  by this  item is set  forth  under  the  caption
"Executive Compensation" at pages 6 through 11 of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 1998 and incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is set forth under the caption "Beneficial Ownership of Common Stock" at pages 2 and 3 of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 1998 and incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is set forth under the caption "Executive Compensation Transactions with Management" at page 11 of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 1998 and incorporated herein by reference.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)The following documents are filed as part of this report:

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

 3. Exhibits:

    Exhibit
     Number                                Exhibit
    -------                                -------
      3.1    -- Amended and Restated Certificate of Incorporation, as amended(1)

      3.2    -- Amended and Restated Bylaws (2)

      4.1    -- See Exhibits 3.1 and 3.2

      4.2    -- Indenture,  dated  as  of  June 9, 1997,  among the Company, the
                Guarantors  named  therein  and  American Stock Transfer & Trust
                Company, as Trustee(3)

      4.3 -- First Supplemental Indenture, dated as of June 9, 1997, among the Company, the Guarantors named therein and American Stock
                Transfer & Trust Company, as Trustee(4)

      4.4 -- Second Supplemental Indenture, dated as of September 30, 1997, among the Company, the Guarantors named therein and American
                Stock Transfer & Trust Company, as Trustee(5)

     10.1    -- Form of  Indemnification Agreement between  the Company and each
                of  its   directors  and  executive  officers  and  schedule  of
                substantially identical documents(6)

     10.2    -- D.R. Horton, Inc. 1991 Stock Incentive Plan(7)(8)

     10.2a   -- Amendment No. 1 to 1991 Stock Incentive Plan(7)(8)

     10.2b   -- Amendment No. 2 to 1991 Stock Incentive Plan(7)(8)

     10.2c   -- Amendment No. 3 to 1991 Stock Incentive Plan(8)(9)

     10.2d   -- Amendment No. 4 to 1991 Stock Incentive Plan(8)(9)

     10.2e   -- Amendment No. 5 to 1991 Stock Incentive Plan (8)(10)

     10.2f   -- Amendment No. 6 to 1991 Stock Incentive Plan(5)(8)

     10.3    -- Form of Non-Qualified Stock Option Agreement (Term Vesting)(11)

     10.4    -- Form  of  Non-Qualified  Stock  Option  Agreement   (Performance
                Vesting)(12)

     10.5    -- Form of Incentive Stock Option (Term Vesting)(12)

     10.6    -- Form of Incentive Stock Option (Performance Vesting)(12)

     10.7    -- Form of Restricted Stock Agreement (Term Vesting)(12)

     10.8    -- Form of Restricted Stock Agreement (Performance Vesting)(12)

     10.9    -- Form of Stock Appreciation Right Agreement (Term Vesting)(12)

     10.10   -- Form  of   Stock  Appreciation  Right  Agreement    (Performance
                Vesting)(12)

     10.11   -- Form of Stock Appreciation Right Notification (Tandem)(12)

     10.12   -- Form of Performance Share Notification(12)

     10.13   -- Form of Performance Unit Notification(12)

     10.14   -- D.R.  Horton,  Inc.    Supplemental  Executive  Retirement  Plan
                No. 1(8)(13)

     10.15   -- D.R.  Horton,  Inc.   Supplemental  Executive  Retirement  Trust
                No. 1(8)(13)

     10.16   -- D.R.  Horton,  Inc.    Supplemental  Executive  Retirement  Plan
                No. 2(8)(13)


    Exhibit
     Number                                Exhibit
    -------                                -------
     10.17   -- Master Loan and Inter-Creditor Agreement,  dated as of  June 12,
                1997, among D.R.  Horton, Inc.,  as Borrower, NationsBank, N.A.,
                Bank of America National Trust  and  Savings Association,  Fleet
                National Bank, Bank United, Comerica  Bank,  The First  National
                Bank  of  Chicago,  Credit Lyonnais  New York Branch,  PNC Bank,
                National  Association,  Amsouth  Bank  of  Alabama,   Bank  One,
                Arizona, NA, Societe Generale,  Southwest Agency, First American
                Bank Texas, SSB,  Harris Trust and Savings Bank,  and Sanwa Bank
                California as Banks; Bank United, Comerica Bank, Credit Lyonnais
                New York Branch,  The First National Bank  of  Chicago,  and PNC
                Bank, National Association,  as Co-Agents;  Fleet National Bank,
                as  Documentation Agent;  Bank  of  America  National  Trust and
                Savings Association,  as  Syndication  Agent;  and  NationsBank,
                N.A., as Administrative Agent(14)

     10.18   -- Restated  Working  Capital  Line of Credit Agreement dated as of
                July 15, 1997, by and between D.R. Horton, Inc., as Borrower, and Barnett Bank, N.A., as Lender(5)

     21.1    -- Subsidiaries of D.R. Horton, Inc.  (5)

     23.1    -- Consent of Ernst & Young LLP, Fort Worth, Texas(5)

     27      -- Financial Data Schedule for year ended September 30, 1997 (5)

----------
    (1)Incorporated by reference from Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission on November 22, 1995.

    (2)Incorporated   by   reference  from  Exhibit  3.1  to  the   Registrant's
       Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed with the Commission on May 14, 1997.

    (3)Incorporated  by  reference  from  Exhibit  4.1(a)  to  the  Registrant's
       Registration Statement on Form S-3 (No. 333-27521), filed with the Commission on May 21, 1997.

    (4)Incorporated by reference from Exhibit 4.1 to the Registrant's Form 8-K/A dated April 1, 1997, filed with the Commission on June 6, 1997.

    (5)Filed herewith.

    (6)Incorporated by reference from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission on November 22, 1995.

    (7)Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-46554) declared effective by the Commission on June 4, 1992.

    (8)Management contract or compensatory plan or arrangement.

    (9)Incorporated by reference from the Registrant's Annual Report Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission on December 9, 1994.

   (10)Incorporated by reference from Exhibit 10.2e to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission on November 22, 1995.

   (11)Incorporated   by  reference  from  Exhibit  10.3  to  the   Registrant's
       Registration Statement on Form S-1 (Registration No. 33-81856), filed with the Commission on July 22, 1994.

   (12)Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed with the Commission on March 29, 1993.

   (13)Incorporated by reference from the Registrant's Transitional Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the Commission on December 28, 1993.

   (14)Incorporated herein by reference from Exhibit 10.1 to the Registrant's Form 8-K dated June 12, 1997, filed with the Commission on June 19, 1997.


       (b)There have been no reports filed on Form 8-K by the Registrant during the quarter ended September 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 8, 1997                      D.R. HORTON, INC.

                                            By     /s/   DONALD R. HORTON
                                               ---------------------------------
                                                       Donald R. Horton,
                                             Chairman of the Board and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                    Title                         Date

 /s/   DONALD R. HORTON      Chairman of the Board and          December 8, 1997
--------------------------     President  (Principal
       Donald R. Horton          Executive Officer)

 /s/   RICHARD BECKWITT      Director                           December 8, 1997
--------------------------
       Richard Beckwitt

 /s/   RICHARD I. GALLAND    Director                           December 8, 1997
--------------------------
       Richard I. Galland

 /s/   RICHARD L. HORTON     Director                           December 8, 1997
--------------------------
       Richard L. Horton

 /s/   TERRILL J. HORTON     Director                           December 8, 1997
--------------------------
       Terrill J. Horton

 /s/   DAVID J. KELLER       Treasurer, Chief Financial         December 8, 1997
--------------------------      Officer and Director
       David J. Keller          (Principal Financial
                                Officer and Principal
                                 Accounting Officer)

 /s/   FRANCINE I. NEFF      Director                           December 8, 1997
--------------------------
       Francine I. Neff

 /s/   SCOTT J. STONE        Director                           December 8, 1997
--------------------------
       Scott J. Stone

 /s/   DONALD J. TOMNITZ     Director                           December 8, 1997
--------------------------
       Donald J. Tomnitz

                              CORPORATE INFORMATION


    D.R. Horton, Inc. (the "Company") is engaged primarily in the construction and sale of single-family homes. The Company offers high-quality homes with custom features, designed principally for the entry-level and move-up segments.

    The Company has established a unique marketing niche, offering a broader selection of homes that typically have more amenities and greater design flexibility than homes offered by volume builders, at prices that are generally more affordable than those charged by local custom builders. D.R. Horton homes range in size from 1,000 to 5,000 square feet and are priced from $80,000 to $600,000. For the year ended September 30, 1997, the Company closed 5,018 homes with an average sales price of approximately $166,700.

    The Company is geographically diversified, operating in 21 states and 28 markets. Plans call for continued expansion in current markets, as well as entry into new markets that have significant entry-level and move-up market segments consistent with the Company's product and pricing strategy.

THE BOARD OF DIRECTORS                       Transfer Agent and Registrar

Donald R. Horton                             American Stock Transfer & Trust Co.
Chairman and President (2)(3)                New York, NY

Richard Beckwitt
Executive Vice President and                 Investor Relations
President -Investments Division (2)(3)
                                             David J. Keller
Richard I. Galland                           D.R. Horton, Inc.
Former Chief Executive Officer and           1901 Ascension Blvd., Suite 100
Chairman of Fina, Inc. (1) (2)               Arlington, Texas  76006
                                             (817)856-8200
Richard L. Horton
Former Vice President - Dallas/Fort Worth
East Division                                Annual Meeting

Terrill J. Horton                            January 22, 1998, 9:30 a.m. C.S.T.
Former Vice President - Dallas/Fort Worth
North Division                               At the Corporate Offices of
                                             D.R. Horton, Inc.
David J. Keller                              1901 Ascension Blvd., Suite 100
Executive Vice President, Treasurer          Arlington, Texas  76006
 & Chief Financial Officer (2)(3)

Francine I. Neff
Former Treasurer of the United States (1)

Scott J. Stone
Former Vice President  - Eastern Region

Donald J. Tomnitz
President  - Homebuilding Division
----------
(1) Audit Committee Member
(2) Compensation Committee Member
(3) Executive Committee Member