Form 10-Q
period 1997-12-31
HORTON D R INC /DE/
filed 1998-01-27
CIK 882184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.


(Mark One)
 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---     ACT OF 1934
For the Quarterly Period Ended   December 31, 1997
                                 -----------------
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---         ACT OF 1934
For the Transition Period From                  To
                              ------------------  -------------------

Commission file number   1-14122
                         -------

                                D.R. HORTON, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                    75-2386963
    -------------------------------                   -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


1901 Ascension Blvd., Suite 100, Arlington, Texas                       76006
--------------------------------------------------------------------------------
    (Address of principal executive offices)                          (Zip Code)


                                 (817) 856-8200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X  No
                                       ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common stock, $.01 par value -- 37,352,713 shares as of January 26, 1998

                        This Report contains  14  pages.
                                             ----

                                      INDEX

                                D.R. HORTON, INC.


PART I.  FINANCIAL INFORMATION.                                             Page


ITEM 1.   Financial Statements.

          Consolidated Balance Sheets--December 31, 1997
            and September 30, 1997.                                            3

          Consolidated Statements of Income--Three Months Ended
            December 31, 1997 and 1996.                                        4

          Consolidated Statement of Stockholders' Equity--Three
            Months Ended December 31, 1997.                                    5

          Consolidated Statements of Cash Flows--Three Months
            Ended December 31, 1997 and 1996.                                  6

          Notes to Consolidated Financial Statements.                        7-8

Item 2.   Management's Discussion and Analysis of Results
            of Operations and Financial Condition.                          9-12


PART II.  OTHER INFORMATION.


Item 6.   Exhibits and Reports on Form 8-K.                                   13


SIGNATURES.                                                                   14

                       D.R. HORTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                     December 31,  September 30,
                                                         1997          1997
                                                     ------------  -------------
                                                             (In thousands)
                                                      (Unaudited)

                     ASSETS
Cash                                                    $ 40,362       $ 43,984
Inventories:
  Finished homes and construction in progress            379,779        342,911
  Residential lots - developed and under development     271,896        260,198
  Land held for development                                1,482          1,482
                                                         -------       --------
                                                         653,157        604,591

Property and equipment (net)                              12,892         13,124
Earnest money deposits and other assets                   28,617         29,502
Excess of cost over net assets acquired (net)             30,049         28,593
                                                         -------        -------
                                                        $765,077       $719,794
                                                         =======        =======

                  LIABILITIES

Accounts payable                                        $ 53,640       $ 55,499
Accrued expenses and customer deposits                    46,137         46,200
Notes payable                                            392,078        355,315
                                                         -------        -------
                                                         491,855        457,014

              STOCKHOLDERS' EQUITY

Preferred stock, $.10 par value, 30,000,000 shares
  authorized, no shares issued                               -              -
Common stock, $.01 par value, 100,000,000 shares
  authorized, 37,352,663 at December 31, 1997,
  and 37,319,184 at September 30, 1997, issued
  and outstanding.                                           374            373
Additional capital                                       211,096        210,742
Retained earnings                                         61,752         51,665
                                                         -------        -------
                                                         273,222        262,780
                                                         -------        -------
                                                        $765,077       $719,794
                                                         =======        =======

          See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                              Three Months
                                                           Ended December 31,
                                                        -----------------------
                                                          1997           1996
                                                        --------       --------
                                                         (In thousands, except
                                                         net income per share)
                                                              (Unaudited)

Revenues                                                $231,152       $144,381
Cost of sales                                            187,212        118,036
                                                         -------        -------
                                                          43,940         26,345

Selling, general and administrative expense               25,703         15,117
                                                         -------        -------
Operating income                                          18,237         11,228

Other:
   Interest expense                                       (1,169)          (784)
   Other income                                              726            715
                                                         -------        -------
                                                            (443)           (69)
                                                         -------        -------
    INCOME BEFORE INCOME TAXES                            17,794         11,159

Provision for income taxes                                 6,960          4,352
                                                         -------        -------
    NET INCOME                                          $ 10,834       $  6,807
                                                         =======        =======
Net income per share
      Basic                                             $   0.29       $   0.21
                                                         =======        =======
      Diluted                                           $   0.28       $   0.21
                                                         =======        =======

Weighted average number of shares of common stock
      and common stock equivalents outstanding
      Basic                                               37,337         32,375
                                                         =======        =======
      Diluted                                             38,789         33,003
                                                         =======        =======




          See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                       Total
                                     Common  Additional  Retained  Stockholders'
                                      Stock    Capital   Earnings     Equity
                                     ------------------------------------------
                                                   (In thousands)
                                                     (Unaudited)

Balances at October 1, 1997           $373    $210,742    $51,665      $262,780

Net income                              -           -      10,834        10,834
Issuance under D.R. Horton, Inc.
  employee benefit plans                -            2         -              2
Exercise of stock options                1         352         -            353
Cash dividends                          -           -        (747)         (747)
                                     ------------------------------------------

Balances at December 31, 1997         $374    $211,096    $61,752      $273,222
                                     ==========================================

























          See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Three Months
                                                           Ended December 31,
                                                        -----------------------
                                                          1997           1996
                                                        --------       --------
                                                             (In thousands)
                                                               (Unaudited)

OPERATING ACTIVITIES
  Net income                                            $ 10,834       $  6,807
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                        1,559            739
      Expense associated with issuance of stock
        under employee benefit plans                         115            133
      Changes in operating assets and liabilities:
        Increase in inventories                          (49,143)       (30,262)
        Decrease (increase) in earnest money deposits
          and other assets                                   772         (1,750)
        Decrease in accounts payable, accrued expenses
          and customer deposits                           (2,037)        (4,167)
                                                         -------        -------
NET CASH USED IN OPERATING ACTIVITIES                    (37,900)       (28,500)
                                                         -------        -------

INVESTING ACTIVITIES
  Net purchase of property and equipment                    (830)          (501)
  Net cash paid for acquisitions                          (1,851)       (17,737)
                                                         -------        -------
NET CASH USED IN INVESTING ACTIVITIES                     (2,681)       (18,238)
                                                         -------        -------
FINANCING ACTIVITIES
  Proceeds from notes payable                             54,009         46,372
  Repayment of notes payable                             (16,658)       (17,178)
  Proceeds from exercise of stock options                    355            202
  Payment of cash dividends                                 (747)            -
                                                         -------        -------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                36,959         29,396
                                                         -------        -------
       INCREASE (DECREASE) IN CASH                        (3,622)       (17,342)
Cash at beginning of period                               43,984         32,467
                                                         -------        -------
Cash at end of period                                   $ 40,362       $ 15,125
                                                         =======        =======
Supplemental cash flow information:
  Interest paid                                         $ 10,791       $  3,578
                                                         =======        =======
  Income taxes paid                                     $  6,273       $  4,505
                                                         =======        =======



          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                December 31, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. (the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.


NOTE B - NET INCOME PER SHARE

Basic net income per share for the three month periods ended December 31, 1997 and 1996, is based on the weighted average number of shares of common stock outstanding. Diluted net income per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.

NOTE C - PROVISIONS FOR INCOME TAXES

Deferred tax liabilities and assets, arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, consist primarily of differences in depreciation, warranty costs and inventory cost capitalization methods and were, as of December 31, 1997, not significant.

The provisions for income tax expense for the three month periods ended December 31, 1997 and 1996, are based on the effective tax rates estimated to be in effect for the respective years. The deferred income tax provisions were not significant in either period.

The difference between income tax expense and tax computed by applying the statutory Federal income tax rate to income before income taxes is due primarily to the effect of applicable state income taxes.

NOTE D - INTEREST

                                                             Three months ended
                                                                  December 31,
                                                             ------------------
                                                               1997      1996
                                                             --------   -------
Interest costs are (in thousands):
   Capitalized interest, beginning of period                 $17,995    $11,042
   Interest incurred                                           8,292      3,872
   Interest expensed:
     Directly                                                 (1,169)      (784)
     Amortized to cost of sales                               (3,851)    (2,057)
                                                              ------     ------
   Capitalized interest, end of period                       $21,267    $12,073
                                                             =======    =======

                       D.R. HORTON, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE E - PENDING ACQUISITIONS

On December 18, 1997, D.R. Horton, Inc. and Continental Homes Holding Corp. announced that they had entered into a definitive agreement and plan of merger pursuant to which Continental would be merged into Horton. The ratio of Horton shares to be exchanged for Continental shares will be determined based on the average of Horton's closing stock prices for fifteen randomly selected trading days within the thirty consecutive trading days ending five days prior to the closing date. The merger with Continental will be treated as a pooling of interests for accounting purposes.

On January 14, 1998, D.R. Horton, Inc. announced an agreement in principle to acquire the outstanding stock of C. Richard Dobson Builders, Inc. (Dobson), and certain of its affiliated companies, for the lesser of $22.9 million or 1.5 times Dobson's book value at the time of the acquisition. In addition, D.R. Horton will repay Dobson's net debt, which approximated $45.0 million at August 31, 1997. This transaction will be treated as a purchase for accounting purposes.

Both these transactions are expected to close during the Company's second fiscal quarter.

NOTE F - SUMMARIZED FINANCIAL INFORMATION

The 8 3/8% senior notes payable, due June, 2004, in the aggregate principal amount of $150,000,000, are fully and unconditionally guaranteed, on a joint and several basis, by all the Company's direct and indirect subsidiaries other than certain inconsequential subsidiaries. Each of the guarantors is a wholly-owned subsidiary of the Company. Summarized financial information of the Company and its subsidiaries is presented below. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

As of and for the period ended:  (In thousands)

December 31, 1997 (Unaudited)

                          D.R. Horton,    Guarantor   Nonguarantor  Intercompany
                              Inc.      Subsidiaries  Subsidiaries  Eliminations     Total
                          ------------  ------------  ------------  ------------  ------------

Total assets............     $663,954      $470,890      $  1,375     ($371,142)     $765,077
Total liabilities.......      435,648       426,180           334      (370,307)      491,855
Revenues................       68,336       162,816           418          (418)      231,152
Gross profit............       10,490        33,450           342          (342)       43,940
Net income..............        9,564        20,005           265       (19,000)       10,834

December 31, 1996 (Unaudited)

                          D.R. Horton,    Guarantor   Nonguarantor  Intercompany
                              Inc.      Subsidiaries  Subsidiaries  Eliminations     Total
                          ------------  ------------  ------------  ------------  ------------

Total assets............     $383,090      $233,960      $  1,648     ($172,844)     $445,854
Total liabilities.......      226,083       206,361           599      (171,969)      261,074
Revenues................       54,509        89,872           366          (366)      144,381
Gross profit............        9,887        16,458           312          (312)       26,345
Net income..............        3,614        11,307           230        (8,344)        6,807

September 30, 1997

                          D.R. Horton,    Guarantor   Nonguarantor  Intercompany
                              Inc.      Subsidiaries  Subsidiaries  Eliminations     Total
                          ------------  ------------  ------------  ------------  ------------

Total assets............     $619,586      $456,323      $  2,065     ($358,180)     $719,794
Total liabilities.......      395,803       417,284         1,272      (357,345)      457,014
Revenues................      286,568       550,712         1,513        (1,513)      837,280
Gross profit............       51,485       100,454         1,226        (1,226)      151,939
Net income..............       34,521        70,942           909       (70,168)       36,204

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The  following  tables set forth certain  operating  and financial  data for the
Company:

                                                                Percentages of
                                                                    Revenue
                                                                ---------------
                                                                     Three
                                                                  Months Ended
                                                                  December 31,
                                                                ---------------
                                                                1997       1996
                                                                ----       ----
      Costs and expenses:
        Cost of sales                                           81.0%      81.8%
        Selling, general and administrative expense             11.1       10.5
        Interest expense                                         0.5        0.5
                                                                ----       ----
      Total costs and expenses                                  92.6       92.8
      Other (income)                                            (0.3)      (0.5)
                                                                ----       ----
      Income before income taxes                                 7.7        7.7
      Income taxes                                               3.0        3.0
                                                                ----       ----
      Net income                                                 4.7%       4.7%
                                                                ====       ====


                                   New sales
                                 contracts, net                       Homes in
                                of cancellations   Home closings   sales backlog
                                ----------------   -------------   -------------
                                     Three            Three
                                  Months Ended     Months Ended         As of
                                  December 31,     December 31,     December 31,
                                ----------------   -------------   -------------
                                  1997    1996      1997   1996     1997   1996
                                  ----    ----      ----   ----     ----   ----
Mid-Atlantic (Maryland,
  New Jersey, North and
  South Carolina, Virginia)        296     108       250    116      380    214
Midwest (Illinois, Kansas,
  Minnesota, Missouri, Ohio)       131      89       106    105      205    168
Southeast (Alabama, Florida,
  Georgia, Tennessee)              425     100       436    130      403    134
Southwest (Arizona, New Mexico,
  Texas)                           334     265       353    333      426    421
West (California, Colorado,
  Nevada, Utah)                    354     189       285    171      489    271
                                 -----   -----     -----  -----    -----  -----
Totals                           1,540     751     1,430    855    1,903  1,208
                                 =====   =====     =====  =====    =====  =====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

Revenues for the three months ended December 31, 1997, increased by 60.1%, to $231.2 million, from $144.4 million for the comparable period of 1996. The number of homes closed by the Company increased by 67.3% to 1,430 homes in the three months ended December 31, 1997, from 855 homes in the same period of 1996. Percentage increases in home closings ranging from 1.0% to 260.8% were achieved in the Company's market regions. The increases in both revenues and homes closed were due in part to the Torrey Group (Torrey), which was acquired in February, 1997. In the three months ended December 31, 1997, Torrey closed 441 homes, with revenues totalling $64.2 million. Torrey comprised 30.8% of the homes closed in the period, and 27.8% of the revenues generated. Excluding Torrey, revenues increased by 15.6%, to $167.0 million in the three months ended December 31, 1997.

The average selling price of homes closed in the three months ended December 31, 1997, was $161,400, a decrease of 4.3% from the $168,700 selling price in the comparable period of 1996. The decrease in the average home selling price was due primarily to Torrey, whose home closings were at lower price points.

New net sales contracts increased 105.1%, to 1,540 homes for the three months ended December 31, 1997, from 751 homes for the three months ended December 31, 1996. The dollar amount of new net sales contracts increased 98.8%, to $258.0 million. Percentage increases in new net sales contracts ranging from 26.0% to 325.0% were achieved in the Company's market regions. Torrey had 461 home sales contracts during the current period. Excluding Torrey, sales contracts were 1,079 homes in the current three-month period, a 43.7% increase over 1996.

The Company was operating in 373 subdivisions at December 31, 1997, compared to 225 subdivisions at December 31, 1996. At December 31, 1997, the Company's backlog of sales contracts was 1,903 homes, a 57.5% increase over comparable figures at December 31, 1996. At December 31, 1997, Torrey had 433 homes in sales backlog. Excluding Torrey, the sales backlog at December 31, 1997, was 1,470 homes, a 21.7% increase over 1996.

Cost of sales increased by 58.6%, to $187.2 million in the three months ended December 31, 1997, from $118.0 million in the comparable period of 1996. The increase was attributable to the increase in revenues. As a percentage of revenues, cost of sales for the quarter decreased to 81.0% in 1997 from 81.8% in 1996. The decrease in cost of sales as a percentage of revenues is due to an overall improved sales environment and the effect of purchase accounting adjustments requiring the Company to increase its basis in the inventories acquired with the Trimark Communities, L.L.C. (Trimark) and SGS Communities, Inc. (SGS) acquisitions in the 1996 period.

Selling, general and administrative (SG&A) expense increased by 70.0%, to $25.7 million in the three months ended December 31, 1997, from $15.1 million in the comparable period of 1996. As a percentage of revenues, SG&A expense increased to 11.1% in 1997, from 10.5% in 1996. This increase was caused by the rapid growth of the Company and by continued absorption of overhead associated with Torrey.

Interest expense amounted to $1.2 million in the three months ended December 31, 1997, compared to $0.8 million in the comparable period of 1996. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the three months ended December 31, 1997 and 1996, the Company expensed a portion of incurred interest and other financing costs due to increased levels of developed lots and finished homes. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other income, which consists mainly of interest income and the pre-tax earnings of the DRH Title Companies and DRH Mortgage Company, Ltd., increased to $726,000 in the three months ended December 31, 1997, from $715,000 for the comparable period of 1996.

The provision for income taxes was $7.0 million in the three months ended December 31, 1997, up $2.6 million from the $4.4 million for the comparable quarter of 1996. The increase in income taxes was attributable to the increase in income before income taxes and an increase in the estimated effective income tax rate anticipated for fiscal 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had available cash and cash equivalents of $40.4 million. Inventories (including finished homes and construction in progress, developed residential lots and other land) at December 31, 1997, increased by $48.6 million from September 30, 1997, due to a general increase in business activity and the expansion of operations in the newer market areas. Because the inventory increase was financed largely by borrowing, the Company's ratio of notes payable to total capital increased to 58.9% at December 31, 1997, from 57.5% at September 30, 1997. The equity to total assets ratio decreased slightly during the three months, to 35.7% at December 31, 1997, from 36.5% at September 30, 1997.

The Company's financing needs depend upon the results of its operations, sales volume, inventory levels, inventory turnover, and acquisitions. The Company has financed its operations through borrowings from financial institutions, through the sale of public debt securities, through funds from earnings, and, in 1992, 1996 and 1997, from the sale of common stock.

At December 31, 1997, the Company has $625 million of unsecured borrowing capacity, consisting of a $200 million five-year term loan, a $400 million revolving loan, and a $25 million annual revolving loan. The Company's credit facilities also include $150,000,000 of 8 3/8% Senior Notes due 2004.

At December 31, 1997, the Company had outstanding debt under the unsecured bank facilities, senior notes, and other credit agreements, of $392.1 million, of which $240.0 million represented advances under existing bank credit facilities. Based upon the most restrictive existing debt covenants, at December 31, 1997, the Company had additional borrowing capacity of $120.0 million.

On December 18, 1997, D.R. Horton, Inc. and Continental Homes Holding Corp. announced that they had entered into a definitive agreement and plan of merger pursuant to which Continental would be merged into Horton. The ratio of Horton shares to be exchanged for Continental shares will be determined based on the average of Horton's closing stock prices for fifteen randomly selected trading days within the thirty consecutive trading days ending five days prior to the closing date. The merger with Continental will be treated as a pooling of interests for accounting purposes.

On January 14, 1998, D.R. Horton, Inc. announced an agreement in principle to acquire the outstanding stock of C. Richard Dobson Builders, Inc. (Dobson), and certain of its affiliated companies, for the lesser of $22.9 million or 1.5 times Dobson's book value. In addition, D.R. Horton will repay Dobson's net debt, which approximated $45.0 million at August 31, 1997. This transaction will be treated as a purchase for accounting purposes.

Both the Continental merger and the purchase of Dobson are expected to close during the Company's second fiscal quarter.

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

Except for ordinary expenditures for the construction of homes and, to a limited extent, the acquisition of land and lots for development and sale of homes, at December 31, 1997, the Company had no material commitments for capital expenditures.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Safe Harbor Statement

Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by the Company in periodic press releases, and oral statements made by the Company's officials to analysts and stockholders in the course of presentations about the Company, may be construed as "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements may involve unstated risks, uncertainties and other factors that may cause actual results to differ materially from those initially anticipated. Such risks, uncertainties and other factors include, but are not limited to, changes in general economic conditions, fluctuations in interest rates, increases in costs of material, supplies and labor and general competitive conditions.

PART II. OTHER INFORMATION.

ITEM 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

            2.1 Agreement and Plan of Merger, dated as of December 18, 1997, by and between the Registrant and Continental Homes Holding Corp. The Registrant agrees to furnish supplementally a copy of omitted schedules to the Commission upon request (1).

           10.1 First Amended and Restated Master Loan and Intercreditor Agreement, dated as of December 19, 1997, among D.R. Horton, Inc., as Borrower, NationsBank, N.A., Bank of America National Trust and Savings Association, Fleet National Bank, Bank United, Comerica Bank, The First National Bank of Chicago, Credit Lyonnais New York Branch, PNC Bank, National Association, Amsouth Bank of Alabama, Bank One, Arizona, NA, Societe Generale, Southwest Agency, First American Bank
                   Texas, SSB, Harris Trust and Savings Bank, and Sanwa Bank California as Banks; and NationsBank, N.A., as Administrative Agent (2).

           ------------
           (1) Incorporated by reference from Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, filed with the Commission on January 15, 1998.

           (2) Filed herewith.

      (b) Reports on Form 8-K.

                 The Registrant filed a Current Report on Form 8-K dated December 19, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 D.R. HORTON, INC.



Date:  January 27, 1998       By  /s/ David J. Keller
                                 ----------------------
                                 David J. Keller, on behalf of D.R. Horton, Inc. and as Executive Vice President, Treasurer
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)