Form 10-Q
period 1998-03-31
HORTON D R INC /DE/
filed 1998-05-14
CIK 882184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.


(Mark One)
 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
For the Quarterly Period Ended    March 31, 1998
                                  --------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the Transition Period From                     To


Commission file number   1-14122

                                D.R. HORTON, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                             75-2386963
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


             1901 Ascension Blvd., Suite 100, Arlington, Texas 76006
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (817) 856-8200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

      Common stock, $.01 par value -- 52,935,208 shares as of May 14, 1998
                                      ----------

                         This Report contains 18 pages.

                                      INDEX

                                D.R. HORTON, INC.


PART I.  FINANCIAL INFORMATION.                                             Page
                                                                            ----

ITEM 1.  Financial Statements.

         Consolidated Balance Sheets--March 31, 1998 and
               September 30, 1997.                                             3

         Consolidated Statements of Income--Three Months and
               Six Months Ended March 1998 and 1997.                           4

         Consolidated Statement of Stockholders' Equity--Six
               Months Ended March 31, 1998.                                    5

         Consolidated Statements of Cash Flows--Six Months
               Ended March 31, 1998 and 1997.                                  6

         Notes to Consolidated Financial Statements.                        7-10

ITEM 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition.                               11-14


PART II. OTHER INFORMATION.


Item 4.  Submission of Matters to a Vote of Security Holders.                 15

Item 5.  Other Information.                                                15-16

Item 6.  Exhibits and Reports on Form 8-K.                                 16-17


SIGNATURES.                                                                   18

                       D.R. HORTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       March 31,   September 30,
                                                         1998          1997
                                                      -----------  -------------
                                                            (In thousands)
                                                      (Unaudited)
                                     ASSETS

Cash                                                     $ 61,973       $ 43,984
Inventories:
  Finished homes and construction in progress             452,190        342,911
  Residential lots - developed and under development      322,316        260,198
  Land held for development                                 1,246          1,482
                                                         --------       --------
                                                          775,752        604,591

Property and equipment, net                                20,617         13,124
Earnest money deposits and other assets                    33,349         29,502
Excess of cost over net assets acquired, net               40,943         28,593
                                                         --------       --------
                                                         $932,634       $719,794
                                                         ========       ========


                                   LIABILITIES

Accounts payable and other liabilities                   $122,796       $101,699
Notes payable                                             524,595        355,315
                                                         --------       --------
                                                          647,391        457,014

                              STOCKHOLDERS' EQUITY

Preferred stock, $.10 par value, 30,000,000
  shares authorized, no shares issued                           -              -
Common stock, $.01 par value, 100,000,000 shares
  authorized, 37,450,229 at March 31, 1998 and
  37,319,184 at September 30, 1997, issued and
  outstanding.                                                375            373
Additional capital                                        212,216        210,742
Retained earnings                                          72,652         51,665
                                                         --------       --------
                                                          285,243        262,780
                                                         --------       --------
                                                         $932,634       $719,794
                                                         ========       ========

          See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                   Three Months                 Six Months
                                  Ended March 31,             Ended March 31,
                              ----------------------      ----------------------
                                 1998         1997           1998         1997
                              ---------    ---------      ---------    ---------
                                  (In thousands, except net income per share)
                                                 (Unaudited)

Revenues                      $277,451     $159,596       $508,603     $303,977
Cost of sales                  227,395      129,792        414,607      247,828
                              --------     --------       --------     --------
Gross profit                    50,056       29,804         93,996       56,149

Selling, general and
  administrative expense        30,055       18,794         55,758       33,911
                              --------     --------       --------     --------
Operating income                20,001       11,010         38,238       22,238

Interest (expense)              (1,472)        (816)        (2,641)      (1,600)
Other income                       706          408          1,432        1,122
                              --------     --------       --------     --------
                                  (766)        (408)        (1,209)        (478)
                              --------     --------       --------     --------
  INCOME BEFORE INCOME TAXES    19,235       10,602         37,029       21,760

Income taxes                     7,495        3,911         14,455        8,263
                              --------     --------       --------     --------
  NET INCOME                  $ 11,740     $  6,691       $ 22,574     $ 13,497
                              ========     ========       ========     ========

Net income per share:
  Basic                          $0.31        $0.20          $0.60        $0.41
                              ========     ========       ========     ========
  Diluted                        $0.31        $0.20          $0.59        $0.40
                              ========     ========       ========     ========

Weighted average number of
 shares of common stock
 outstanding:
  Basic                         37,394       33,469         37,365       32,916
                              ========     ========       ========     ========
  Diluted                       38,412       33,980         38,318       33,362
                              ========     ========       ========     ========







          See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                       Total
                                   Common   Additional   Retained  Stockholders'
                                    Stock     Capital    Earnings     Equity
                                  ---------------------------------------------
                                                 (In thousands)
                                                   (Unaudited)

Balances at October 1, 1997       $   373    $210,742    $ 51,665      $262,780

Net income                              -           -      22,574        22,574
Issuance under D.R. Horton, Inc.
  employee benefit plans                -          24           -            24
Exercise of stock options               2       1,450           -         1,452
Cash dividends                          -           -      (1,587)       (1,587)
                                  ---------------------------------------------

Balances at March 31, 1998        $   375    $212,216    $ 72,652      $285,243
                                  =============================================



























          See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Six Months
                                                           Ended March 31,
                                                     ---------------------------
                                                        1998             1997
                                                     ----------       ----------
                                                            (In thousands)
                                                              (Unaudited)
OPERATING ACTIVITIES
  Net income                                          $ 22,574         $ 13,497
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
      Depreciation and amortization                      3,174            1,651
      Expense associated with issuance
        of stock under employee benefit plans              329              100
      Changes in operating assets and liabilities:
        Increase in inventories                       (112,741)        (110,078)
        Increase in earnest money deposits
          and other assets                                (133)          (7,534)
        Increase in accounts payable and
          other liabilities                             17,594           13,951
                                                      --------         --------

NET CASH USED IN OPERATING ACTIVITIES                  (69,203)         (88,413)
                                                      --------         --------
INVESTING ACTIVITIES
  Net purchase of property and equipment                (7,322)          (3,778)
  Net cash paid for acquisitions                       (25,575)         (44,560)
                                                      --------         --------

NET CASH USED IN INVESTING ACTIVITIES                  (32,897)         (48,338)
                                                      --------         --------
FINANCING ACTIVITIES
  Proceeds from notes payable                          151,989          160,157
  Repayment of notes payable                           (31,785)         (65,605)
  Issuance of common stock                                   -           36,403
  Proceeds from exercise of stock options                1,472              791
  Payment of cash dividends                             (1,587)            (648)
                                                      --------         --------

NET CASH PROVIDED BY FINANCING ACTIVITIES              120,089          131,098
                                                      --------         --------
        INCREASE (DECREASE) IN CASH                     17,989           (5,653)
Cash at beginning of period                             43,984           32,467
                                                      --------         --------
Cash at end of period                                 $ 61,973         $ 26,814
                                                      ========         ========
Supplemental cash flow information:
  Interest paid                                       $ 16,271         $  8,130
                                                      ========         ========
  Income taxes paid                                   $ 17,604         $ 10,920
                                                      ========         ========




          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                 March 31, 1998


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. (the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

NOTE B - NET INCOME PER SHARE

Basic net income per share for the three and six month periods ended March 31, 1998 and 1997, is based on the weighted average number of shares of common stock outstanding. Diluted net income per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.

NOTE C - PROVISIONS FOR INCOME TAXES

Deferred tax liabilities and assets, arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, consist primarily of differences in depreciation, warranty costs and inventory cost capitalization methods and were, as of March 31, 1998, not significant.

The provisions for income tax expense for the three and six month periods ended March 31, 1998 and 1997, are based on the effective tax rates estimated to be in effect for the respective years. The deferred income tax provisions were not significant in either period.

The difference between income tax expense and tax computed by applying the statutory Federal income tax rate to income before income taxes is due primarily to the effect of applicable state income taxes.

NOTE D - INTEREST


                                      Three months ended      Six months ended
                                           March 31,              March 31,
                                      ------------------     ------------------
                                       1998        1997       1998        1997
                                      ------      ------     ------      ------
                                                   (In thousands)
Capitalized interest,
  beginning of period                 $21,267    $12,073     $17,995    $11,042
Interest incurred                       9,905      5,139      18,197      9,011
Interest expensed:
   Directly                            (1,472)      (816)     (2,641)    (1,600)
   Amortized to cost of sales          (4,982)    (2,270)     (8,833)    (4,327)
                                      -------    -------     -------    -------
Capitalized interest,
 end of period                        $24,718    $14,126     $24,718    $14,126
                                      =======    =======     =======    =======

                       D.R. HORTON, INC. AND SUBSIDIARIES

                                 March 31, 1998

NOTE E - ACQUISITIONS

On February 14, 1998, D.R. Horton, Inc. closed the acquisition of the outstanding stock of C. Richard Dobson Builders, Inc. (Dobson), and certain of its affiliated companies, for $23.4 million. Dobson's assets (primarily inventories) on that date approximated $64.9 million; its liabilities, including $49.0 in notes payable paid at closing, approximated $52.5 million. Operating results for Dobson since its acquisition are included in the financial statements as of and for the periods ended March 31, 1998. The Dobson acquisition was treated as a purchase for accounting purposes.

On April 20, 1998, D.R. Horton, Inc. and Continental Homes Holding Corp. consummated a merger pursuant to which Continental was merged into Horton, with
2.25 shares of Horton common shares being exchanged for each outstanding share of Continental. A total of 15,459,514 Horton common shares were issued to effect the merger. The merger with Continental was treated as a pooling of interests for accounting purposes. As such, previously reported financial information for Horton has been restated to combine Horton and Continental, as follows:


                D.R. HORTON, INC. COMBINED FINANCIAL INFORMATION
                   COMBINED CONSOLIDATED STATEMENTS OF INCOME


                                   Three months ended       Six months ended
                                        March 31,                March 31,
                                 -----------------------  ----------------------
                                    1998         1997        1998        1997
                                 ---------     ---------  ---------    ---------
                                   (In thousands, except net income per share)
     Homebuilding activities
Revenues                          $448,857     $323,731    $867,513    $655,030
Cost of sales                      368,444      266,860     710,981     539,287
                                  --------     --------    --------    --------
Gross profit                        80,413       56,871     156,532     115,743
Selling, general and
  administrative expense            48,430       36,211      94,157      69,154
                                  --------     --------    --------    --------
Operating income from
  homebuilding activities           31,983       20,660      62,375      46,589
Interest (expense)                  (2,593)      (2,347)     (5,068)     (4,611)
Other income                         1,010        1,003       2,053       1,776
                                  --------     --------    --------    --------
  Income before income taxes
     - homebuilding                 30,400       19,316      59,360      43,754
                                  --------     --------    --------    --------

     Financing activities
Revenues                             4,102        2,909       8,643       5,916
Selling, general and
  administrative expense             2,493        2,269       5,790       4,501
                                  --------     --------    --------    --------
Operating income from
  financing activities               1,609          640       2,853       1,415
Interest (expense)                    (328)        (117)       (645)       (216)
Other income                           523          266       1,054         574
                                  --------     --------    --------    --------
  Income before income taxes
     - financing                     1,804          789       3,262       1,773
                                  --------     --------    --------    --------

    INCOME BEFORE INCOME TAXES      32,204       20,105      62,622      45,527
Income taxes                        12,712        7,921      24,806      17,938
                                  --------     --------    --------    --------
    NET INCOME                    $ 19,492     $ 12,184    $ 37,816    $ 27,589
                                  ========     ========    ========    ========
Net income per share:
    Basic                            $0.37        $0.25       $0.72       $0.57
                                  ========     ========    ========    ========
    Diluted                          $0.33        $0.23       $0.64       $0.51
                                  ========     ========    ========    ========

Weighted average number of shares
  of common stock outstanding:
    Basic                           52,847       48,987      52,812      48,486
                                  ========     ========    ========    ========
    Diluted                         62,260       57,733      62,193      57,160
                                  ========     ========    ========    ========

                       D.R. HORTON, INC. AND SUBSIDIARIES

                                 March 31, 1998

NOTE E - ACQUISITIONS (Continued)

                                D.R. HORTON, INC.
                      COMBINED CONSOLIDATED BALANCE SHEETS

                                                         March 31,    September
                                                           1998        30, 1997
                                                        ----------    ----------
                      ASSETS                                 (In thousands)
HOMEBUILDING
  Cash                                                  $   91,278    $   78,228
  Inventories:
    Finished homes and construction in progress            656,527       531,941
    Residential lots-developed and under development       559,433       479,553
    Land held for development                               13,452        12,774
                                                        ----------    ----------
                                                         1,229,412     1,024,268
                                                        ----------    ----------
  Property and equipment, net                               24,679        16,988
  Earnest money deposits and other assets                   73,841        56,420
  Excess of cost over net assets acquired, net              49,409        37,717
                                                        ----------    ----------
                                                         1,468,619     1,213,621
                                                        ----------    ----------
FINANCING
  Mortgage loans held for sale                              38,897        34,072
  Other assets                                                 478           630
                                                        ----------    ----------
                                                            39,375        34,702
                                                        ----------    ----------
                                                        $1,507,994    $1,248,323
                                                        ==========    ==========
                   LIABILITIES
HOMEBUILDING
  Accounts payable and other liabilities                $  189,777    $  165,309
  Notes payable                                            828,855       632,552
                                                        ----------    ----------
                                                         1,018,632       797,861
                                                        ----------    ----------
FINANCING
  Notes payable                                             17,291        18,188
  Other liabilities                                          3,471           506
                                                        ----------    ----------
                                                            20,762        18,694
                                                        ----------    ----------
                                                         1,039,394       816,555
                                                        ----------    ----------
Minority interests                                           3,499         3,902
                                                        ----------    ----------
                STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 30,000,000
  shares authorized, no shares issued                            -             -
Common stock, $.01 par value, 100,000,000
  shares authorized, 52,909,743 at March 31,
  1998, and 52,749,526 at September 30, 1997,
  issued and outstanding                                       529           527
    Additional capital                                     270,321       268,631
    Retained earnings                                      194,251       158,708
                                                        ----------    ----------
                                                           465,101       427,866
                                                        ----------    ----------
                                                        $1,507,994    $1,248,323
                                                        ==========    ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES

                                 March 31, 1998

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

As of and for the period ended:  (In thousands)

March 31, 1998 (Unaudited)

                         D.R. Horton,   Guarantor    Nonguarantor  Intercompany
                            Inc.       Subsidiaries  Subsidiaries  Eliminations     Total
                         ------------  ------------  ------------  ------------  ----------

Total assets............    $803,290      $684,713        $6,963     ($562,332)   $932,634
Total liabilities.......     572,806       630,413           697      (556,525)    647,391
Revenues................     151,933       356,670           831          (831)    508,603
Gross profit............      24,413        69,583           676          (676)     93,996
Net income..............      16,982        41,890           502       (36,800)     22,574

March 31, 1997 (Unaudited)

                         D.R. Horton,   Guarantor    Nonguarantor  Intercompany
                            Inc.       Subsidiaries  Subsidiaries  Eliminations     Total
                         ------------  ------------  ------------  ------------  ----------

Total assets............    $550,920      $384,118        $2,088     ($302,517)   $634,609
Total liabilities.......     343,400       355,111           766      (301,632)    397,645
Revenues................     109,011       194,966           681          (681)    303,977
Gross profit............      21,138        35,011           550          (550)     56,149
Net income..............      11,042        23,836           537       (21,918)     13,497

September 30, 1997

                         D.R. Horton,   Guarantor    Nonguarantor  Intercompany
                            Inc.       Subsidiaries  Subsidiaries  Eliminations     Total
                         ------------  ------------  ------------  ------------  ----------

Total assets............    $619,586      $456,323        $2,065     ($358,180)   $719,794
Total liabilities.......     395,803       417,284         1,272      (357,345)    457,014
Revenues................     286,568       550,712         1,513        (1,513)    837,280
Gross profit............      51,485       100,454         1,226        (1,226)    151,939
Net income..............      34,521        70,942           909       (70,168)     36,204


Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The  following  tables set forth certain  operating  and financial  data for the
Company:
                                               Percentages of Revenue
                                 -----------------------------------------------
                                        Three                        Six
                                     Months Ended                Months Ended
                                       March 31,                   March 31,
                                 -------------------         -------------------
                                    1998       1997             1998       1997
                                 -------------------         -------------------
Costs and expenses:
  Cost of sales                     82.0%      81.3%            81.5%      81.5%
  Selling, general and
    administrative expense          10.8       11.8             11.0       11.2
  Interest expense                   0.5        0.5              0.5        0.5
                                  -------    -------          -------    -------
Total costs and expenses            93.3       93.6             93.0       93.2
Other (income)                      (0.2)      (0.3)            (0.3)      (0.3)
                                  -------    -------          -------    -------
Income before income taxes           6.9        6.7              7.3        7.1
Income taxes                         2.7        2.5              2.9        2.7
                                  -------    -------          -------    -------
          Net income                 4.2%       4.2%             4.4%       4.4%
                                  =======    =======          =======    =======

                                         New sales contracts, net                                                 Homes in
                                             of cancellations                       Home closings              sales backlog
                                   -----------------------------------   -----------------------------------  --------------
                                        Three               Six               Three               Six
                                     Months Ended       Months Ended       Months Ended       Months Ended         As of
                                      March 31,          March 31,           March 31,          March 31,        March 31,
                                   ----------------   ----------------   ----------------   ----------------  --------------
                                    1998      1997     1998      1997     1998      1997     1998      1997    1998    1997
                                   ------    ------   ------    ------   ------    ------   ------    ------  ------  ------
Mid-Atlantic (Maryland,
     New Jersey, North and
     South Carolina, Virginia)       651       192      947       300      422       151      672       267     879     361
Midwest (Illinois,
     Kansas, Minnesota,
     Missouri, Ohio)                 294       140      425       229      134       106      240       211     365     202
Southeast (Alabama,
     Florida, Georgia)
     Tennessee)                      644       298    1,069       398      466       241      902       371     604     407
Southwest (Arizona, New
     Mexico, Texas)                  655       339      989       604      362       270      715       603     719     490
West (California, Colorado,
     Nevada, Utah)                   563       312      917       501      297       202      582       373     755     381
                                   ------    ------   ------    ------   ------    ------   ------    ------  ------  ------

Totals                             2,807     1,281    4,347     2,032    1,681       970    3,111     1,825   3,322   1,841
                                   ======   =======   ======    ======   ======    ======   ======    ======  ======  ======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Revenues for the three months ended March 31, 1998, increased by 73.8%, to $277.5 million, from $159.6 million in the comparable period of 1997. The number of homes closed by the Company increased by 73.3%, to 1,681 homes in the three months ended March 31, 1998, from 970 in the same period of 1997. Percentage increases in homes closed ranging from 26.4% to 179.5% were achieved in the Company's market regions. The increases in both revenues and home closings were due in part to the results achieved in January and February, 1998, by Torrey, acquired in February, 1997, and Dobson, acquired in February, 1998. In January and February, 1998, Torrey provided $39.1 million in revenue (266 homes closed), compared to $7.9 million (56 homes closed) in the comparable period of 1997. Since its acquisition, Dobson has provided $19.3 million in revenues, with 121 homes closed. Excluding the Torrey and Dobson amounts referred to above, revenues for the three months ended March 31, 1998, increased by 44.4%, to $219.1 million.

The average selling price of homes closed in the three months ended March 31, 1998, was $164,900, essentially unchanged from $164,200 in the same period of 1997. The average selling price of homes closed by Torrey and Dobson during the current three-month period was $148,900. The effect of the lower average prices associated with the homes closed by Torrey and Dobson was offset by a 3% increase in average selling price of homes closed by the Company's other divisions.

New net sales contracts increased 119.1%, to 2,807 homes for the three months ended March 31, 1998, from 1,281 homes for the three months ended March 31, 1997. The dollar amount of new net sales contracts increased 121.1%, to $469.5 million. Percentage increases in new net sales contracts ranging from 80.4% to 239.1% were achieved in the Company's market regions. In January and February, 1998, Torrey had 386 new net home sales, compared to 33 in the comparable period of 1997. In the three months ended March 31, 1998, Dobson had 167 new net home sales. Excluding Torrey and Dobson, new net sales contracts amounted to 2,254 homes in the current three-month period, an 80.6% increase over 1997.

The Company was operating in 397 subdivisions at March 31, 1998, compared to 272 subdivisions at March 31, 1997. At March 31, 1998, the Company's backlog of sales contracts was 3,322 homes ($579.0 million), an 80.4% increase over comparable figures at March 31, 1997. The increase in backlog was due in part to Dobson's backlog of 293 home sales contracts ($48.0 million), purchased in February, 1998.

Cost of sales increased by 75.2%, to $227.4 million in the three months ended March 31, 1998, from $129.8 million in the comparable period of 1997. The increase was primarily attributable to the increase in revenues. As a percentage of revenues, cost of sales increased to 82.0% in 1998 from 81.3% in 1997, due to lower margins associated with Dobson closings and the effects of purchase accounting.

Selling, general and administrative (SG&A) expense increased by 59.9%, to $30.1 million in the three months ended March 31, 1998, from $18.8 million in the comparable period of 1997. As a percentage of revenues, SG&A expense decreased 1.0%, to 10.8% in 1998, from 11.8% in 1997, due primarily to the large increase in revenues absorbing fixed costs.

Interest expense amounted to $1.5 million in the three months ended March 31, 1998, compared to $0.8 million in the comparable period of 1997. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the three months ended March 31, 1998 and 1997, the Company expensed a greater portion of incurred interest and other financing costs due to increased levels of finished lots and homes. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other income, which consists mainly of interest income and the pre-tax earnings of the DRH Title Companies and DRH Mortgage Company, Ltd., increased to $706,000 in the three months ended March 31, 1998, from $408,000 for the same period of 1997, due to increased activity by these entities.

The provision for income taxes was $7.5 million in the three months ended March 31, 1998, up $3.6 million from the $3.9 million for the comparable quarter of 1997. The increase in income taxes was primarily attributable to the increase in income before income taxes. The effective income tax rate for the three months ended March 31, 1998, was 39.0%, compared to 36.9% for the comparable period of 1997, due primarily to an increase in the state income tax rates anticipated to be in effect in the current fiscal year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Six Months Ended March 31, 1998 Compared to Six Months Ended March 31, 1997

Revenues for the six months ended March 31, 1998, increased by 67.3%, to $508.6 million, from $304.0 million in the comparable period of 1997. The number of homes closed by the Company increased by 70.5%, to 3,111 in the six months ended March 31, 1998, from 1,825 in the same period of 1997. Percentage increases in homes closed ranging from 13.7% to 151.7% were achieved in each of the Company's market regions. During the six months ended March 31, 1998 for which virtually no comparable activity occurred in the prior year, Torrey and Dobson together provided $122.6 million in revenues, with 828 homes closed. Excluding Torrey and Dobson, revenues for the six months ended March 31, 1998, increased 30.4%, to $386.0 million.

The average selling price of homes closed in the six months ended March 31, 1998, was $163,300, a 1.8% decrease from the $166,300 for the same period of 1997. The decrease in average home selling price was due primarily to Torrey and Dobson, whose combined average home closing price was $147,600 for the 1998 period.

New net sales contracts increased 113.9%, to 4,347 homes for the six months ended March 31, 1998, from 2,032 homes for the six months ended March 31, 1997. The dollar amount of new net sales contracts increased 112.6%, to $727.4 million. Percentage increases in new net sales contracts ranging from 63.7% to 215.7% were achieved in the Company's market regions. New net sales for Torrey and Dobson during that part of the current six-month period with no activity in the comparable year earlier period, amounted to $148.3 million (1,014 homes). Net of their effect, the dollar value of new net sales contracts increased by 71.7%, to $579.1 million (3,333 homes) in the six months ended March 31, 1998.

Cost of sales increased by 67.3%, to $414.6 million in the six months ended March 31, 1998, from $247.8 million in the comparable period of 1997. The increase was wholly attributable to the increase in revenues, as cost of sales as a percentage of revenues remained constant at 81.5%.

Selling, general and administrative (SG&A) expense increased by 64.4%, to $55.8 million in the six months ended March 31, 1998, from $33.9 million in the comparable period of 1997. As a percentage of revenues, SG&A expense decreased to 11.0% for the six months ended March 31, 1998, from 11.2% for the same period of 1997. The decrease in SG&A expenses as a percentage of revenues is due primarily to the increased revenues.

Interest expense during the six months ended March 31, 1998 amounted to $2.6 million, compared to $1.6 million in the comparable period of 1997. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the six months ended March 31, 1998 and 1997, the Company expensed a greater portion of incurred interest and other financing costs due to increased levels of finished lots and homes. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other income, which consists mainly of interest income and the pre-tax earnings of the DRH Title Companies and DRH Mortgage Co., Ltd., increased to $1,432,000 in the six months ended March 31, 1998, from $1,122,000 in the same period of 1997.

The provision for income taxes was $14.5 million in the six months ended March 31, 1998, compared to $8.3 million in the comparable period of 1997, due primarily to the increase in income before income taxes. The effective income tax rate for the six months ended March 31, 1998, was 39.0%, compared to 38.0% for the comparable period of 1997, due primarily to an increase in the state income tax rates anticipated to be in effect in the current fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had available cash and cash equivalents of $62.0 million. Inventories (including finished homes and construction in progress, developed residential lots and other land) at March 31, 1998, increased by $171.2 million from September 30, 1997, due to the acquisition of Dobson, whose assets consisted primarily of inventories. Inventories also increased due to a general increase in business activity and the expansion of operations in all of the Company's market areas. The inventory increase and the acquisition of Dobson were financed by borrowing under the revolving credit facility. As a result, the Company's ratio of notes payable to total capital increased to 64.8% at March 31, 1998, from 57.5% at September 30, 1997. The stockholders' equity to total assets ratio decreased during the six months, to 30.6% at March 31, 1998, from 36.5% at September 30, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During fiscal 1998, the Company's Board of Directors has declared two quarterly cash dividends of $.0225 per common share, the last of which is payable on May 15, 1998, to stockholders of record on April 29, 1998.

In February, 1998, the Company completed the acquisition of all of the outstanding capital stock of C. Richard Dobson Builders, Inc. (Dobson), and certain of its affiliated companies, for $23.4 million. Dobson's assets, primarily inventories, amounted to approximately $64.9 million. Total liabilities assumed amounted to approximately $52.5 million, including notes payable of $49.0 million, which were paid at closing. The Dobson acquisition was accounted for as a purchase.

On April 20, 1998, the Company closed its merger with Continental Homes Holding Corp. (Continental). In accordance with the terms of the merger agreement, a total of 15,459,514 shares of D.R. Horton, Inc. common stock were exchanged for all of the Continental common stock outstanding, based upon an exchange ratio of
2.25. As restated at March 31, 1998, combined consolidated stockholders' equity is $465.1 million. At time of the merger, the Company assumed Continental's existing public debt, consisting of $150 million 10% senior notes due April 15, 2006, and $86.1 million in 6 7/8% convertible subordinated notes due November 1, 2002. The $150 million 10% senior notes may be put to the Company at 101% of par value through June 18, 1998, under terms of the change of control provisions in the indenture. The convertible notes may be exchanged for Horton common stock at the rate of 94.73625 shares for each $1,000 principal amount at any time prior to maturity. The convertible notes are redeemable in whole or in part at the option of the Company at any time on or after November 1, 1998, at redemption prices decreasing from 103.438%.

On April 21, 1998, the Company increased and restructured its unsecured bank credit facility, to $825 million, consisting of a $775 million four-year revolving loan and a $50 million four-year letter of credit facility. At March 31, 1998, the Company had outstanding debt of $524.6 million, of which $372.0 million represented advances under the bank credit facility that existed at that time. In connection with the Continental merger, the Company drew $76 million under its credit facility to repay certain of Continental's obligations to banks. After giving effect to the Continental merger, and under the debt covenants associated with the restructured credit facility, the Company had additional borrowing capacity of $165.5 million at March 31, 1998.

The Company's rapid growth and acquisition strategy require significant amounts of capital. It is anticipated that future home construction, lot and land purchases and acquisitions will be funded through internally generated funds and new and existing borrowing relationships. The Company has a currently effective shelf registration statement for debt securities and common and preferred stock with a remaining capacity of $100 million. Market conditions will determine when and whether the Company sells any securities using the balance of this registration statement. The Company continuously evaluates its capital structure and, in the future, may seek to further increase unsecured debt and obtain additional equity to fund ongoing operations as well as to pursue additional growth opportunities.

Except for ordinary expenditures for the construction of homes, the acquisition of land and lots for development and sale of homes, at March 31, 1998, the Company had no material commitments for capital expenditures.

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

PART II. OTHER INFORMATION.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

On January 22, 1998, the Company held its Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the stockholders re-elected all nine members of the Board of Directors of the Company to serve until the Company's next annual meeting of stockholders and until their respective successors are elected and qualified. The names of the nine directors, the votes cast for and the number of votes withheld were as follows:

      Name                           Votes For                  Votes Withheld
      ----                           ---------                  --------------

Richard Beckwitt                    34,791,542                      251,854

Richard I. Galland                  34,791,542                      251,854

Donald R. Horton                    34,791,442                      251,954

Richard L. Horton                   34,791,542                      251,854

Terrill J. Horton                   34,791,542                      251,854

David J. Keller                     34,791,542                      251,854

Francine I. Neff                    34,791,542                      251,854

Scott J. Stone                      34,791,542                      251,854

Donald J. Tomnitz                   34,791,542                      251,854

At the Annual Meeting, the stockholders also approved a proposal to amend the Company's 1991 Stock Incentive Plan, as amended, to increase the number of shares of the Company's Common Stock issuable thereunder from 3,969,041 shares to 6,000,000 shares (the "Proposal"). The number of votes cast for and against the Proposal and the number of abstentions were as follows:

   Votes For                    Votes Against                      Abstentions
  ----------                    -------------                      -----------

  25,160,109                      6,548,607                           11,646

ITEM 5.           Other Information.

In connection with the Company's acquisition of Dobson and Continental, and the merger of certain of the Company's subsidiaries into other subsidiaries of the Company, the Company has executed a Third Supplemental Indenture, dated as of April 17, 1998, and a Fourth Supplemental Indenture, dated as of April 20, 1998; each such Supplemental Indenture is among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, and relates to the Company's 8-3/8% Senior Notes, due 2004, (the "Notes"). The Third and Fourth Supplemental Indentures reflect the addition, as guarantors of the Notes, of certain:

         (a)      newly activated subsidiaries of the Company:

         Name                                       Jurisdiction of Organization
         ----                                       ----------------------------

D.R. Horton, Inc. - Sacramento                                California
D.R. Horton - Sacramento                                      California
   Management Company, Inc.

         (b)      subsidiaries acquired in the Dobson acquisition:

         Name                                       Jurisdiction of Organization
         ----                                       ----------------------------

C. Richard Dobson Builders, Inc.                              Virginia
Land Development, Inc.                                        Virginia


         (c)      subsidiaries acquired in the Continental acquisition:

         Name                                       Jurisdiction of Organization
         ----                                       ----------------------------
Continental Homes, Inc.                                       Delaware
KDB Homes, Inc.                                               Delaware
L&W Investments, Inc.                                         California
Continental Ranch, Inc.                                       Delaware
Continental Homes of Florida, Inc.                            Florida
CHI Construction Company                                      Arizona
CHTEX of Texas, Inc.                                          Delaware
CH Investments of Texas, Inc.                                 Delaware
Continental Homes of Austin, L.P.                             Texas
Continental Homes of Dallas, L.P.                             Texas
Continental Homes of San Antonio, L.P.                        Texas


The Third Supplemental Indenture also reflects the merger of 45 subsidiaries of the Company, which were guarantors of the Notes, into three other subsidiaries of the Company, which were also guarantors of the Notes. All of these subsidiaries are listed in the Third Supplemental Indenture.

In connection with the Continental acquisition, the Company also executed (i) a First Supplemental Indenture, dated as of April 20, 1998, among the Company, the guarantors named therein and First Union National Bank, as Trustee, assuming Continental's 10% Senior Notes, due 2006, and (ii) a First Supplemental Indenture, dated as of April 20, 1998, between the Company and Manufacturers and Traders Trust Company, as Trustee, assuming Continental's 6- 7/8% Convertible Subordinated Notes, due 2002. Other information concerning the acquisitions of Dobson and Continental has been previously reported in, and is described in, the Company's Registration Statement on Form S-4 (Registration Number 333-44279) dated March 13, 1998, and the Company's Current Reports on Form 8-K, dated April 14, 1998, April 20, 1998 (filed on April 21, 1998) and April 20, 1998 (filed on May 4, 1998).

ITEM 6.    Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

           4.1 Indenture dated as of April 15, 1996 between Continental and First Union National Bank, as Trustee, is incorporated herein by reference from Exhibit 4.1 to Continental's Annual Report on Form 10-K for the year ended May 31, 1996. The Commission file number for Continental is 1-10700.

           4.2 Indenture dated as of November 1, 1995 between Continental and Manufacturers and Traders Trust Company, as Trustee, is incorporated by reference from Exhibit 4.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995. The Commission file number for Continental is 1-10700.

           4.3* Third Supplemental Indenture, dated as of April 17, 1998, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the Company's 8-3/8% Senior Notes, due 2004.

           4.4* Fourth Supplemental Indenture, dated as of April 20, 1998, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the Company's 8-3/8% Senior Notes, due 2004.

           4.5* First Supplemental Indenture, dated as of April 20, 1998, among the Company, the guarantors named therein and First Union National Bank, as Trustee, relating to Continental's 10% Senior Notes, due 2006.

           4.6* First Supplemental Indenture, dated as of April 20, 1998, between the Company and Manufacturers and Traders Trust Company, as Trustee, relating to Continental's 6-7/8% Convertible Subordinated Notes, due 2002.

----------
*     Filed herewith.

      (b) Reports on Form 8-K.

           None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 D.R. HORTON, INC.



Date:  May 14, 1998           By:/s/ David J. Keller
                                 -----------------------------------------------
                                 David J. Keller, on behalf of D.R. Horton, Inc. and as Executive Vice President, Treasurer
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)