Form 10-Q
period 1998-06-30
HORTON D R INC /DE/
filed 1998-08-06
CIK 882184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.


(Mark One)
 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the Quarterly Period Ended   June 30, 1998
                                ----------------
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                     To
                                ------------------     --------------------

Commission file number   1-14122
                        ---------
                                D.R. HORTON, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                             75-2386963
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


1901 Ascension Blvd., Suite 100, Arlington, Texas                       76006
-------------------------------------------------                     ----------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, $.01 par value -- 55,613,693 shares as of July 31, 1998
                                      ----------

                        This Report contains  18  pages.
                                             ----

                                      INDEX

                                D.R. HORTON, INC.


PART I.  FINANCIAL INFORMATION.                                             Page


ITEM 1.  Financial Statements.

         Consolidated Balance Sheets--June 30, 1998 and September 30, 1997.    3

         Consolidated Statements of Income--Three Months and Nine Months
                 Ended June 30, 1998 and 1997.                                 4

         Consolidated Statement of Stockholders' Equity--Nine Months
                 Ended June 30, 1998.                                          5

         Consolidated Statements of Cash Flows--Nine Months Ended
                 June 30, 1998 and 1997.                                       6

         Notes to Consolidated Financial Statements.                         7-9

ITEM 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition.                                          10-14


PART II. OTHER INFORMATION.

ITEM 2.  Changes in Securities.                                               15

ITEM 4.  Submission of Matters to a Vote of Security Holders.                 15

ITEM 5.  Other Information.                                                   16

ITEM 6.  Exhibits and Reports on Form 8-K.                                 16-17


SIGNATURES.                                                                   18

                       D.R. HORTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       June 30,    September 30,
                                                         1998           1997
                                                      ----------   -------------
                                                           (In thousands)
                                                     (Unaudited)
                                     ASSETS

Homebuilding:
  Cash..............................................  $  112,747      $   78,228
  Inventories.......................................   1,291,283       1,024,268
  Property and equipment (net)......................      24,264          16,988
  Other assets......................................      66,473          56,420
  Excess of cost over net assets acquired (net).....      57,509          37,717
                                                      ----------      ----------
                                                       1,552,276       1,213,621
                                                      ----------      ----------
Financing:
  Mortgage loans held for sale......................      66,308          34,072
  Other assets......................................       3,284             630
                                                      ----------      ----------
                                                          69,592          34,702
                                                      ----------      ----------
                                                      $1,621,868      $1,248,323
                                                      ==========      ==========
                                   LIABILITIES

Homebuilding:
  Accounts payable and other liabilities............  $  214,274      $  165,309
                                                      ----------      ----------
  Notes payable:
     Financial institutions.........................     523,438         231,500
     8 3/8% senior notes due 2004, net..............     147,655         147,370
     10% senior notes due 2006, net.................     147,112         148,462
     6 7/8% convertible subordinated notes
       due 2002, net................................      82,684          86,250
     Other..........................................       4,997          18,970
                                                      ----------      ----------
                                                         905,886         632,552
                                                      ----------      ----------
                                                       1,120,160         797,861
                                                      ----------      ----------
Financing:
  Other liabilities.................................       5,509             506
  Notes payable to financial institutions...........           -          18,188
                                                      ----------      ----------
                                                           5,509          18,694
                                                      ----------      ----------
                                                       1,125,669         816,555
                                                      ----------      ----------
  Minority interest.................................       3,632           3,902
                                                      ----------      ----------

                              STOCKHOLDERS' EQUITY

  Preferred stock, $.10 par value, 30,000,000
    shares authorized, no shares issued.............           -               -
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 53,349,785 at June 30, 1998 and
    52,749,527 at September 30, 1997, issued and
    outstanding.....................................         533             527
  Additional capital................................     275,886         268,631
  Retained earnings.................................     216,148         158,708
                                                      ----------      ----------
                                                         492,567         427,866
                                                      ----------      ----------
                                                      $1,621,868      $1,248,323
                                                      ==========      ==========

          See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                       Three Months           Nine Months
                                      Ended June 30,         Ended June 30,
                                   -------------------   ----------------------
                                     1998       1997       1998         1997
                                   --------   --------   ----------  ----------
                                   (In thousands, except net income per share)
                                                  (Unaudited)
Homebuilding:
Revenues
  Home sales....................   $606,161   $416,923   $1,472,591  $1,056,086
  Land/lot sales................      2,183     18,140        3,266      34,007
                                   --------   --------   ----------  ----------
                                    608,344    435,063    1,475,857   1,090,093
                                   --------   --------   ----------  ----------
Cost of sales
  Home sales....................    497,568    344,208    1,207,713     868,744
  Land/lot sales................      1,568     17,915        2,404      32,666
                                   --------   --------   ----------  ----------
                                    499,136    362,123    1,210,117     901,410
                                   --------   --------   ----------  ----------
Gross profit
  Home sales....................    108,593     72,715      264,878     187,342
  Land/lot sales................        615        225          862       1,341
                                   --------   --------   ----------  ----------
                                    109,208     72,940      265,740     188,683

Selling, general and
 administrative expense.........     58,360     45,537      152,517     114,691
Interest expense................      4,136      2,976        9,204       7,587
Other (income)..................     (2,413)      (981)      (4,466)     (2,757)
                                   --------   --------   ----------  ----------
                                     49,125     25,408      108,485      69,162
                                   --------   --------   ----------  ----------
Financing:
Revenues........................      5,520      3,249       14,163       9,165
Selling, general and
 administrative expense.........      3,900      2,586        9,690       7,087
Interest expense................        648        157        1,293         373
Other (income)..................       (704)      (323)      (1,758)       (897)
                                   --------   --------   ----------  ----------
                                      1,676        829        4,938       2,602
                                   --------   --------   ----------  ----------
Merger costs....................     11,917          -       11,917           -
                                   ========   ========   ==========  ==========
  INCOME BEFORE INCOME TAXES....     38,884     26,237      101,506      71,764
Provision for income taxes......     15,796     10,614       40,602      28,552
                                   --------   --------   ----------  ----------
    NET INCOME..................   $ 23,088   $ 15,623   $   60,904  $   43,212
                                   ========   ========   ==========  ==========
Net income per share:
    Basic.......................      $0.44      $0.30        $1.15       $0.87
    Diluted.....................      $0.39      $0.27        $1.02       $0.78
                                   ========   ========   ==========  ==========

Weighted average number of
 shares of stock outstanding:
    Basic.......................     53,066     52,621       52,897      49,864
    Diluted.....................     62,241     61,199       62,178      58,504
                                   ========   ========   ==========  ==========

          See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                       Total
                                     Common  Additional  Retained  Stockholders'
                                      Stock    Capital   Earnings     Equity
                                     ------------------------------------------
                                                  (In thousands)
                                                    (Unaudited)

Balances at October 1, 1997           $527    $268,631   $158,708      $427,866

Net income.........................      -           -     60,904        60,904
Issuance under D.R. Horton, Inc.
  employee benefit plans...........      -         480          -           480
Exercise of stock options .........      2       1,906          -         1,908
Issuances pursuant to conversion
  of 6 7/8% convertible debt.......      3       3,745          -         3,748
Issuance as partial consideration
  for acquisition..................      1       1,124          -         1,125
Cash dividends.....................      -           -     (3,464)       (3,464)
                                     ------------------------------------------
Balances at June 30, 1998             $533    $275,886   $216,148      $492,567
                                     ==========================================























          See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Nine Months
                                                             Ended June 30,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
                                                             (In thousands)
                                                               (Unaudited)
OPERATING ACTIVITIES
 Net income..........................................    $ 60,904      $ 43,212
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization....................       6,970         5,255
    Expense associated with issuance of stock
     under employee benefit plans....................         328           224
    Changes in operating assets and liabilities:
      Increase in inventories........................    (195,030)     (154,472)
      Increase in other assets.......................      (8,829)       (5,774)
      Increase in mortgage loans held for sale.......     (32,236)       (8,353)
      Increase in accounts payable
       and other liabilities.........................      47,970         3,751
                                                         --------      --------
NET CASH USED IN OPERATING ACTIVITIES                    (119,923)     (116,157)
                                                         --------      --------
INVESTING ACTIVITIES
 Purchase of property and equipment..................      (8,725)       (6,016)
 Net cash paid for acquisitions......................     (33,091)      (43,498)
                                                         --------      --------
NET CASH USED IN INVESTING ACTIVITIES                     (41,816)      (49,514)
                                                         --------      --------
FINANCING ACTIVITIES
 Proceeds from notes payable.........................     356,901       211,905
 Repayment of notes payable..........................    (159,317)     (218,576)
 Issuance of senior notes payable....................           -       167,546
 Repurchase of stock.................................           -        (2,519)
 Issuance of common stock............................           -        39,979
 Proceeds from issuance of stock
  under employee benefit plans.......................       2,388         1,297
 Cash dividends paid.................................      (3,464)       (2,434)
                                                         --------      --------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                196,508       197,198
                                                         --------      --------
        INCREASE (DECREASE) IN CASH                        34,769        31,527
Cash at beginning of period..........................      78,228        58,011
                                                         --------      --------
Cash at end of period................................    $112,997       $89,538
                                                         ========      ========
Supplemental cash flow information:
  Interest paid......................................    $ 11,712       $ 8,394
                                                         ========      ========
  Income taxes paid..................................    $ 41,020       $30,713
                                                         ========      ========


          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  June 30, 1998


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. (the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

Business - The Company is a national builder that is engaged primarily in the construction and sale of single-family housing in the United States. The Company designs, builds and sells single-family houses on lots developed by the Company and on finished lots which it purchases, ready for home construction. Periodically, the Company sells lots it has developed. The Company also provides title agency and mortgage brokerage services to its homebuyers.

Merger - On April 20, 1998, the Company and Continental Homes Holding Corp. (Continental) consummated a merger pursuant to which Continental was merged into the Company, with 2.25 shares of the Company common shares exchanged for each outstanding share of Continental. Approximately 15,459,500 Horton common shares were issued to effect the merger. The merger with Continental was treated as a pooling of interests for accounting purposes. Therefore, all financial amounts have been presented as if Continental and the Company had been combined at the earliest period presented.

Results of operation - The results of operations for the separate companies and the combined amounts prior to combination that are included in the consolidated financial statements are:

                                                Six months ended
                                                    March 31,
                                             ----------------------
                                               1998          1997
                                             --------      --------
                                                (In thousands)
     Revenue (homebuilding activities):
       D.R. Horton, Inc.                     $508,603      $303,977
       Continental                            358,910       351,053
                                             --------      --------
       Combined                               867,513       655,030
                                             --------      --------
     Net income:
       D.R. Horton, Inc.                       22,574        13,498
       Continental                             15,242        14,091
                                             --------      --------
       Combined                              $ 37,816      $ 27,589
                                             ========      ========


NOTE B - MERGER COSTS

Costs associated with the merger with Continental have been charged to the results of operations and consist primarily of fees to third party investment, accounting and legal advisors.

NOTE C - NET INCOME PER SHARE

Basic net income per share for the three and nine month periods ended June 30, 1998 and 1997, is based on the weighted average number of shares of common stock outstanding. Diluted net income per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.

                       D.R. HORTON, INC. AND SUBSIDIARIES

                                  June 30, 1998


NOTE D - PROVISIONS FOR INCOME TAXES

Deferred tax liabilities and assets, arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, consist primarily of differences in depreciation, warranty costs and inventory cost capitalization methods and were, as of June 30, 1998, not material.

The provisions for income tax expense for the three and nine month periods ended June 30, 1998 and 1997, are based on the effective tax rates estimated to be in effect for the respective years. The deferred income tax provisions were not significant in either period.

The difference between income tax expense and tax computed by applying the statutory Federal income tax rate to income before income taxes is due primarily to the effect of applicable state income taxes.

NOTE E - INTEREST

                                             Three months ended   Nine months ended
                                                  June 30,             June 30,
                                             ------------------   -----------------
                                              1998        1997     1998       1997
                                             -------    -------   -------   -------
                                                          (In thousands)

Capitalized interest, beginning of period    $38,058    $22,601   $28,952   $17,846
Interest incurred                             19,955     13,834    52,573    36,505
Interest expensed:
   Directly                                   (4,784)    (3,133)  (10,497)   (7,960)
   Amortized to cost of sales                (11,396)    (7,641)  (29,195)  (20,730)
                                             -------    -------   -------   -------
Capitalized interest, end of period          $41,833    $25,661   $41,833   $25,661
                                             =======    =======   =======   =======


NOTE F - ACQUISITIONS

On February 14, 1998, D.R. Horton, Inc. closed the acquisition of the outstanding stock of C. Richard Dobson Builders, Inc. (Dobson), and certain of its affiliated companies, for $23.4 million. Dobson's assets (primarily inventories) on that date approximated $64.3 million; its liabilities, including $49.3 in notes payable paid at closing, approximated $52.4 million. In May and June, 1998, the Company completed the acquisition of the principal assets (approximately $16.4 million, primarily inventories) of Mareli Development & Construction Co., Inc. (Mareli), of Louisville, Kentucky, and RMP Properties, Inc. (RMP), of Portland, Oregon, for $7.8 million in cash, 70,249 shares of Horton common stock valued at $1.1 million, and the assumption of approximately $16.0 million in trade accounts and notes payable associated with the acquired assets. Mareli's and RMP's liabilities included $13.5 million in notes payable which were paid at closing. Operating results of the acquired entities since the respective dates of acquisition are included in the financial statements as of and for the periods ended June 30, 1998. The acquisitions were treated as purchases for accounting purposes.

                       D.R. HORTON, INC. AND SUBSIDIARIES

                                  June 30, 1998


NOTE G - SUMMARIZED FINANCIAL INFORMATION

The 8 3/8% and 10% senior notes payable are fully and unconditionally guaranteed, on a joint and several basis, by all the Company's direct and indirect subsidiaries other than certain inconsequential subsidiaries. Each of the guarantors is a wholly-owned subsidiary of the Company. Summarized financial information of the Company and its subsidiaries is presented below. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

As of and for the periods ended:  (In thousands)

June 30, 1998 (Unaudited)

                               D.R. Horton,    Guarantor   Nonguarantor  Intercompany
                                   Inc.      Subsidiaries  Subsidiaries  Eliminations     Total
                               ------------  ------------  ------------  ------------  ------------
  Total assets...............   $1,206,583    $1,335,638      $110,484   ($1,030,837)   $1,621,868
  Total liabilities..........      975,922     1,086,243        92,183    (1,025,047)    1,129,301
  Revenues...................      239,556     1,226,200        24,264             -     1,490,020
  Gross profit...............       32,913       230,939         1,888             -       265,740
  Net income.................        1,657        57,287         1,960             -        60,904

June 30, 1997 (Unaudited)

                               D.R. Horton,    Guarantor   Nonguarantor  Intercompany
                                   Inc.      Subsidiaries  Subsidiaries  Eliminations     Total
                               ------------  ------------  ------------  ------------  ------------
  Total assets...............     $612,306      $901,706       $61,063     ($369,358)   $1,205,717
  Total liabilities..........      396,355       732,564        38,749      (368,473)      799,195
  Revenues...................      194,219       891,871        13,168             -     1,099,258
  Gross profit...............       38,534       149,380           769             -       188,683
  Net income.................        4,615        39,122          (525)            -        43,212

September 30, 1997

                               D.R. Horton,    Guarantor   Nonguarantor  Intercompany
                                   Inc.      Subsidiaries  Subsidiaries  Eliminations     Total
                               ------------  ------------  ------------  ------------  ------------
  Total assets...............     $620,636      $934,497       $66,666     ($373,476)   $1,248,323
  Total liabilities..........      396,853       751,672        44,573      (372,641)      820,457
  Revenues...................      286,568     1,269,391        24,750             -     1,580,709
  Gross profit...............       51,484       222,040         1,347             -       274,871
  Net income.................        4,248        59,373         1,341             -        64,962


Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following tables set forth certain operating and financial data for the Company's homebuilding activities:

                                            Percentages of Homebuilding Revenue
                                          --------------------------------------
                                               Three                   Nine
                                            Months Ended           Months Ended
                                              June 30,                June 30,
                                          ---------------         --------------
                                           1998     1997           1998    1997
                                          ------   ------         ------  ------
Cost and expenses:
  Cost of sales                            82.0%    83.2%          82.0%   82.7%
  Selling, general and
    administrative expense                  9.6     10.5           10.3    10.5
  Interest expense                          0.7      0.7            0.6     0.7
                                          ------   ------         ------  ------
Total costs and expenses                   92.3     94.4           92.9    93.9
Other (income)                             (0.4)    (0.2)          (0.3)   (0.3)
                                          ------   ------         ------  ------
Income before income taxes                  8.1%     5.8%           7.4%    6.4%
                                          ======   ======         ======  ======



                                      New sales contracts, net                                          Homes in
                                          of cancellations                   Home closings            sales backlog
                                   ------------------------------   ------------------------------   --------------
                                        Three           Nine            Three            Nine
                                    Months Ended    Months Ended     Months Ended    Months Ended        As of
                                       June 30,       June 30,         June 30,        June 30,         June 30,
                                   --------------  --------------   --------------  --------------   --------------
                                    1998    1997    1998    1997     1998    1997    1998    1997     1998    1997
                                   ------  ------  ------  ------   ------  ------  ------  ------   ------  ------

Mid-Atlantic (Maryland,
     New Jersey, North and
     South Carolina, Virginia)        748     272   1,695     572      595     280   1,267     547    1,032     353
Midwest (Illinois, Kansas,
     Kentucky, Minnesota,
     Missouri, Ohio)                  227     143     652     372      188     125     428     336      456     220
Southeast (Alabama,
     Florida, Georgia)
     Tennessee)                       658     561   2,004   1,098      743     487   1,810   1,026      914     647
Southwest (Arizona, New
     Mexico, Texas)                 1,988   1,615   5,276   4,115    1,652   1,265   4,519   3,703    2,784   2,192
West (California, Colorado,
     Nevada, Oregon, Utah)            790     538   2,311   1,344      751     524   1,688   1,274    1,373     651
                                   ------  ------  ------  ------   ------  ------  ------  ------   ------  ------
Totals                              4,411   3,129  11,938   7,501    3,929   2,681   9,712   6,886    6,559   4,063
                                   ======  ======  ======  ======   ======  ======  ======  ======   ======  ======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Revenues from homebuilding activities in the three months ended June 30, 1998, increased by 39.8%, to $608.3 million, from $435.1 million in the comparable period of 1997, despite a decline in land sales from $18.1 million in the 1997 period to $2.2 million in 1998. The number of homes closed by the Company increased by 46.5%, to 3,929 homes in the three months ended June 30, 1998, from 2,681 in the same period of 1997. Percentage increases in the number of homes closed ranging from 30.6% to 112.5% were achieved in the Company's five market regions. The increases in both revenues and homes closed were due to strong housing demand, the Company's entrance into new markets, and the results achieved by C. Richard Dobson Builders, Inc. (Dobson), which was acquired in February, 1998; Mareli Development & Construction Co. (Mareli) of Louisville, Kentucky, acquired in May, 1998; and RMP Development, Inc., (RMP) of Portland, Oregon, acquired in June, 1998. In markets where the Company operated during the third fiscal quarters of both 1998 and 1997, home closings increased by 35.1%, to 3,621 homes in the 1998 period.

The average selling price of homes closed in the three months ended June 30, 1998, was $154,300, down 0.8% over the $155,500 average selling price in the comparable period of 1997. The price mix of homes closed shifted downward during the current period, offset in part by increases in home selling prices made possible by favorable real estate market conditions.

New net sales contracts increased 41.0%, to 4,411 homes in the three months ended June 30, 1998, from 3,129 homes in the three months ended June 30, 1997. In markets in which the Company operated during the third fiscal quarters of both 1998 and 1997, sales contracts were 4,126 homes in the current three-month period, a 31.9% increase over 1997.

The Company was operating in 511 subdivisions at June 30, 1998, compared to 367 subdivisions at June 30, 1997. At June 30, 1998, the Company's backlog of sales contracts was 6,559 homes, a 61.4% increase over comparable figures at June 30, 1997. In markets in which the Company operated during the third fiscal quarters of both 1998 and 1997, the sales backlog at June 30, 1998, was 6,007 homes, a 47.8% increase over 1997.

Cost of sales increased by 37.8%, to $499.1 million in the three months ended June 30, 1998, from $362.1 million in the comparable period of 1997. The increase was primarily attributable to the increase in revenues. As a percentage of revenues, cost of sales for the quarter decreased to 82.0% in 1998 from 83.2% in 1997, due primarily to increases in home selling prices beyond the increases in home construction costs.

Selling, general and administrative (SG&A) expense increased by 28.2%, to $58.4 million in the three months ended June 30, 1998, from $45.5 million in the comparable period of 1997. As a percentage of revenues, SG&A expense for the quarter decreased 0.9%, to 9.6% in 1998 from 10.5% in 1997. The decrease in SG&A expenses as a percentage of revenues was primarily due to increased revenues to absorb the fixed elements of overhead and costs associated with integrating three 1997 acquisitions into the Company.

Interest expense totalled $4.1 million in the three months ended June 30, 1998, compared to $3.0 million in the comparable period of 1997. The Company follows a policy of capitalizing interest only on inventory under construction or development. As a percentage of revenues, interest expense remained constant, at 0.7%, in the three months ended June 30, 1998, compared to the comparable period of 1997. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other income, which consists mainly of interest income on funds temporarily invested, increased to $2.4 million in the three months ended June 30, 1998, from $1.0 million in the same period of 1997, due primarily to larger investable balances.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Revenues from financing activities increased 69.9%, to $5.5 million in the three months ended June 30, 1998, from $3.2 million in the comparable period of 1997. Income before income taxes from financing activities increased 102.2%, to $1.7 million in the three months ended June 30, 1998, from $0.8 million in the comparable period of 1997. The increases in financing activity revenues and income before taxes were due primarily to the increased volume of mortgage and title services provided to the Company's homebuilding customers.

In the three months ended June 30, 1998, the Company expensed $11.9 million in non-recurring costs associated with the merger with Continental. The costs consisted primarily of fees to third party investment, accounting and legal advisors.

The provision for income taxes increased 48.8%, to $15.8 million in the three months ended June 30, 1998, from $10.6 million in the comparable period of 1997, due primarily to the increase in taxable income and an increase in the overall estimated income tax rate anticipated for fiscal 1998, caused by the non-deductibility of certain merger costs.

Nine Months Ended June 30, 1998 Compared to Nine Months Ended June 30, 1997

Revenues from homebuilding activities in the nine months ended June 30, 1998, increased by 35.4%, to $1,475.9 million, from $1,090.1 million in the comparable period of 1997, despite a decline in land sales from $34.0 million in the 1997 period to $3.3 million in 1998. The number of homes closed by the Company increased by 41.0%, to 9,712 in the nine months ended June 30, 1998, from 6,886 in the same period of 1997. Percentage increases in homes closed ranging from 22.0% to 131.6% were achieved in the Company's market regions. In markets where the Company operated during both nine-month periods ended June 30, 1998 and 1997, home closings increased 26.3%, to 8,700 homes in the 1998 period.

The average selling price of homes closed in the nine months ended June 30, 1998, was $151,600, a 1.2% decrease over the comparable period of 1997. The decrease in average sales price was attributable to differences in the geographic mix of markets in which homes were closed. Also, the price mix of homes closed decreased during the 1998 period, offset in part by increases in home selling prices made possible by favorable real estate market conditions.

New net sales contracts increased 59.2%, to 11,938 homes for the nine months ended June 30, 1998, from 7,501 homes for the nine months ended June 30, 1997. Percentage increases in new net sales contracts ranging from 28.2% to 196.3% were achieved in the Company's market regions. In markets where the Company operated during both nine-month periods ended June 30, 1998 and 1997, sales contracts increased 43.3%, to 10,746 in the 1998 period.

Cost of sales increased by 34.2%, to $1,210.1 million in the nine months ended June 30, 1998, from $901.4 million in the comparable period of 1997. The increase was partly attributable to the increase in revenues. As a percentage of revenues, cost of sales decreased to 82.0% in the nine months ended June 30, 1998, from 82.7% in the same period of 1997, due primarily to increases in home selling prices beyond the increase in home construction costs.

Selling, general and administrative (SG&A) expense increased by 33.0%, to $152.5 million in the nine months ended June 30, 1998, from $114.7 million in the comparable period of 1997. As a percentage of revenues, SG&A expense decreased to 10.3% for the nine months ended June 30, 1998, from 10.5% for the same period of 1997. The decrease in SG&A expense as a percentage of revenues is partially due to increased revenues to absorb the fixed elements of overhead and the costs associated with integrating the 1997 acquisitions into the Company.

Interest expense during the nine months ended June 30, 1998 amounted to $9.2 million, compared to $7.6 million in the comparable period of 1996. The Company follows a policy of capitalizing interest only on inventory under construction or development. As a percentage of revenues, interest expense declined slightly, to 0.6% in the nine months ended June 30, 1998, from 0.7% in the comparable

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



period of 1997. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other income, which consists mainly of interest income on funds temporarily invested, increased to $4.5 million in the nine months ended June 30, 1998, from $2.8 million in the same period of 1997, due primarily to larger investable balances.

Revenues from financing activities increased 54.5%, to $14.2 million in the nine months ended June 30, 1998, from $9.2 million in the comparable period of 1997. Income before income taxes from financing activities increased 89.8%, to $4.9 million in the nine months ended June 30, 1998, from $2.6 million in the comparable period of 1997. The increases in financing activity revenues and income before taxes were due primarily to the increased volume of mortgage and title services provided to the Company's homebuilding customers.

In the nine months ended June 30, 1998, the Company expensed $11.9 million in non-recurring costs associated with the merger with Continental. The costs consisted primarily of fees to third party investment, accounting and legal advisors.

The provision for income taxes increased by 42.2%, to $40.6 million in the nine months ended June 30, 1998, from $28.6 million in the comparable period of 1997, due primarily to the increase in taxable income and an increase in the overall estimated income tax rate anticipated for fiscal 1998, caused by the non-deductibility of certain merger costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had available cash and cash equivalents of $112.7 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land) at June 30, 1998, had increased by $267.0 million since September 30, 1997, partly due to the acquisitions of the assets (primarily inventories) of Dobson, Mareli, and RMP. Inventories also increased due to a general increase in business activity and the expansion of operations in all of the Company's market areas. The inventory increase, the merger with Continental, and the acquisitions of Dobson, Mareli and RMP, were financed primarily by borrowing under the revolving credit facility. As a result, the Company's ratio of notes payable to total capital at June 30, 1998, increased to 64.8% at June 30, 1998, compared to the September 30, 1997 level of 60.3%. The stockholders' equity to total assets ratio decreased during the nine months to 30.4% at June 30, 1998, from 34.3% at September 30, 1997.

During fiscal 1998, the Company's Board of Directors has declared three quarterly cash dividends of $.0225 per common share, the last of which is payable on August 14, 1998, to stockholders of record on August 3, 1998.

In February, 1998, the Company completed the acquisition of all the outstanding capital stock of C. Richard Dobson Builders, Inc. (Dobson), and certain of its affiliated companies, for $23.4 million. Dobson's assets, primarily inventories, amounted to approximately $64.3 million. Total liabilities assumed amounted to approximately $52.4 million, including notes payable of $49.3 million, which were paid at closing. The Dobson acquisition was accounted for as a purchase.

On April 20, 1998, the Company closed its merger with Continental Homes Holding Corp. (Continental). In accordance with the terms of the merger agreement, a total of 15,459,514 shares of D.R. Horton, Inc. common stock were exchanged for all of the Continental common stock outstanding, based upon an exchange ratio of
2.25. At the time of the merger, the Company assumed Continental's existing public debt, consisting of $150 million 10% senior notes due April 15, 2006, and $86.1 million in 6 7/8% convertible subordinated notes due November 1, 2002. The convertible notes may currently be exchanged for Horton common stock at the rate of 94.73625 shares for each $1,000 principal amount. The convertible notes are redeemable in whole or in part at the option of the Company at any time on or after November 1, 1998, at redemption prices decreasing from 103.438%. If

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


current conditions prevail until November 1, 1998, the Company intends to call all the convertible notes outstanding at that time. As of June 30, 1998, approximately $3.7 million of convertible notes had been exchanged for common stock.

On April 21, 1998, the Company increased and restructured its unsecured bank credit facility, to $825 million, consisting of a $775 million four-year revolving loan and a $50 million four-year letter of credit facility. At June 30, 1998, the Company had outstanding debt of $905.9 million, of which $515.0 million represented advances under the bank credit facility. Under the debt covenants associated with the restructured credit facility, at June 30, 1998, the Company had additional borrowing capacity of $345.2 million. Mortgage activities are presently being financed through borrowings under the bank revolving credit facility. It is contemplated that a separate warehouse financing facility for these activities will be in place in the future.

In May and June, 1998, the Company completed the acquisition of the principal assets (approximately $16.4 million, primarily inventories) of Mareli Development & Construction Co., Inc. (Mareli), of Louisville, Kentucky, and RMP Properties, Inc. (RMP), of Portland, Oregon, for $7.8 million in cash, 70,249 shares of Horton common stock valued at $1.1 million, and the assumption of approximately $16.0 million in trade accounts and notes payable associated with the acquired assets. Mareli's and RMP's liabilities included $13.5 million in notes payable which were paid at closing.

The Company's rapid growth and acquisition strategy require significant amounts of cash. It is anticipated that future home construction, lot and land purchases and acquisitions will be funded through internally generated funds and new and existing credit facilities. The Company maintains a universal shelf registration statement with a capacity of $400 million. Additionally, a shelf registration has been filed for 10,000,000 shares of common stock issuable to effect, in whole or in part, possible future acquisitions. Market conditions will determine when and whether the Company will sell additional securities using the shelf registration statements. The Company continuously evaluates its capital structure and, in the future, may seek to further increase unsecured debt and obtain additional equity to fund ongoing operations as well as to pursue additional growth opportunities.

Except for ordinary expenditures for the construction of homes, the acquisition of land and lots for development and sale of homes, at June 30, 1998, the Company had no material commitments for capital expenditures.

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

Safe Harbor Statement

Certain statements contained herein, as well as statements made by the Company in periodic press releases and oral statements made by the Company's officials to analysts and stockholders in the course of presentations about the Company may be construed as "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements may involve unstated risks, uncertainties and other factors that may cause actual results to differ materially from those initially anticipated. Such risks, uncertainties and other factors include, but are not limited to, the Company's substantial leverage, changes in general economic and market conditions, changes in interest rates and the availability of mortgage financing, changes in costs and availability of material, supplies and labor, general competitive conditions, the availability of capital and the ability to successfully effect acquisitions.

PART II.          OTHER INFORMATION

ITEM 2.           Changes in Securities.

         Certain new indebtedness and limitations on payment of dividends or other distributions by the Company on its Common Stock were created in connection with its April 20, 1998 acquisition of Continental Homes Holding Corp. ("Continental"). As part of that acquisition, the Company executed (i) a First Supplemental Indenture, dated as of April 20, 1998, among the Company, the Guarantors named therein and First Union Bank, as Trustee, assuming an Indenture dated as of April 15, 1996, between Continental and First Union Bank, as Trustee, and Continental's related 10% Senior Notes, due 2006, and (ii) a First Supplemental Indenture, dated as of April 20, 1998, between the Company and Manufacturers and Traders Trust Company, as Trustee, assuming an Indenture dated as of November 1, 1995, between Continental and Manufacturers and Traders Trust Company, as Trustee, and Continental's related 6-7/8% Convertible Subordinated Notes, due 2002. The Indenture, and the Supplemental Indenture, related to the 10% Senior Notes impose limitations on the ability of the Company and its subsidiaries guaranteeing the assumed notes to, among other things, incur indebtedness, make "Restricted Payments" (as defined, which includes payments of dividends or other distributions on the Common Stock of the Company), effect certain "Asset Sales" (as defined), enter into certain transactions with affiliates, merge or consolidate with any person, or transfer all or substantially all of their properties and assets. These limitations are similar to limitations already existing by reason of the Company's 8-3/8% Senior Notes, due 2004, and the related Indenture. Other information concerning the acquisition of Continental has previously been reported in, and is described in, the Company's Registration Statement on Form S-4 (Registration Number 333-44279) dated March 13, 1998 and the Company's current reports on Form 8-K, dated April 14, 1998, April 20, 1998 (filed on April 21, 1998), April 20, 1998 (filed on May 4, 1998) and June 5, 1998 (filed on June 8, 1998).

         On June 8, 1998, the Company issued 70,249 shares (the "Shares") of its Common Stock, $.01 par value, to RMP Properties, Inc. ("RMP"). The shares were valued at $1,250,000 and were issued to RMP as partial consideration for the assets of RMP. Roger M. Pollock ("Pollock") was the sole owner of RMP. The Shares were issued in reliance upon the exemption from registration contained in
Section 4(2) of the Securities Act of 1933, based on: the sophistication of Pollock; his experience in and knowledge of homebuilding; the fact that the Company provided Pollock with copies of its most recent Annual Report on Form 10-K and annual meeting proxy statement, a Joint Proxy Statement and Prospectus concerning the merger of Continental into the Company and all filings under the Securities Exchange Act of 1934 since the filing of the Form 10-K and provided Pollock access to the Company's executive officers to ask questions and receive answers concerning the Company; and the facts that Pollock gave the Company investment representations concerning the Shares and that the Shares are subject to transfer restrictions which are reflected in restrictive legends on the certificate for the Shares and stop transfer instructions with the Company's transfer agent for Common Stock.

ITEM 4.           Submission of Matters to a Vote of Security Holders.

         On April 20, 1998, the Company held a Special Meeting of Stockholders (the "Meeting"). At the Meeting, the stockholders considered and approved a proposal to approve and adopt the Agreement and Plan of Merger, dated as of December 18, 1997 (the "Merger Agreement"), between the Company and Continental, providing for, among other things, the merger of Continental into the Company (the "Proposal"). The number of votes cast for and against the Proposal and the number of abstentions were as follows:


        Votes For                Votes Against              Abstentions
       -----------               -------------              -----------
        32,142,409                  229,081                     9,641

ITEM 5.           Other Information.

         In connection with the Company's acquisition of Continental, the Company assumed all of the outstanding stock options granted by Continental pursuant to Continental's 1986 and 1988 Stock Incentive Plans.

         On April 21, 1998, the Company increased and restructured its unsecured bank credit facility to $825 million, consisting of a $775 million four - year revolving loan and a $50 million four-year letter of credit facility.

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

                           4.3 First Supplemental Indenture, dated as of April 20, 1998, among the Company, the guarantors named therein and First Union National Bank, as Trustee, relating to Continental's 10% Senior Notes, due 2006, is incorporated herein by reference from Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

                           4.4 First Supplemental Indenture, dated as of April 20, 1998, between the Company and Manufacturers and Traders Trust Company, as Trustee, relating to Continental's 6-7/8% Convertible
                                        Subordinated   Notes,   due   2002,   is
                                        incorporated  herein by  reference  from
                                        Exhibit 4.6 to the  Company's  Quarterly
                                        Report on Form 10-Q for the quarter ended March 31, 1998.

                           10.1* Master Loan and Inter-Creditor Agreement dated as of April 21, 1998, among D.R. Horton, Inc., as Borrower; NationsBank, N.A., Bank of America National Trust and Savings Association, Fleet National Bank, Bank United, Comerica Bank, Credit Lyonnais New York Branch, Societe Generale, Southwest Agency, The First National Bank of Chicago, PNC Bank, National Association, Amsouth Bank, Bank One, Arizona, NA, First American Bank Texas, SSB, Harris Trust and Savings
                                        Bank,  Sanwa  Bank  California,  Norwest
                                        Bank Arizona,  National  Association and
                                        Summit Bank, as Banks;  and NationsBank,
                                        N.A., as Administrative Agent.

                           10.2* Indemnification Agreement for new Director, W. Thomas Hickcox. (On the same date, an Indemnification Agreement in substantially identical form was executed with Bradley S. Anderson, who was also elected a Director that day.)

                           10.3* Continental Homes Holding Corp. 1988 Stock Incentive Plan (as amended and restated June 20, 1997).

                           10.4*        Restated Continental Homes Holding Corp.
                                        1986 Stock Incentive Plan, and the First
                                        Amendment thereto dated June 17, 1987.

                           10.5* Form of Stock Option Agreement pursuant to Continental's 1986 and 1988 Stock Incentive Plans.

----------
*Filed herewith.


                  (b)      Reports on Form 8-K.

                           1. On April 14, 1998, the Company filed a Current Report on Form 8-K (Item 5), which included its press release of that date announcing the exchange ratio for the merger of Continental into the Company.

                           2. On April 21, 1998, the Company filed a Current Report on Form 8-K, dated April 20, 1998 (Item 5), which included its April 21, 1998 press release announcing that the stockholders of the Company and Continental had approved the merger of Continental into the Company.

                           3. On May 4, 1998, the Company filed a Current Report on Form 8-K, dated April 20, 1998 (Item 2), which provided further information concerning the acquisition of Continental and incorporated by reference financial statements of Continental and pro forma combined financial information for the Company and Continental.

                           4. On June 8, 1998, the Company filed a Current Report on Form 8-K, dated June 5, 1998 (Items 5 and 7), which provided an updated description of the Company's business as
                                    combined  with   Continental,   as  well  as
                                    supplemental      consolidated     financial
                                    statements  of the  Company  for  the  three
                                    years   ended   September   30,   1997   and
                                    Management's   Discussion  and  Analysis  of
                                    Financial    Condition    and   Results   of
                                    Operations (Restated).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              D.R. HORTON, INC.



Date:  August 6, 1998         By /s/ David J. Keller
                                 -----------------------------------------------
                                 David J. Keller, on behalf of D.R. Horton, Inc. and as Executive Vice President, Treasurer
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)