Form 10-K
period 1998-09-30
HORTON D R INC /DE/
filed 1998-12-10
CIK 882184

OVER $2 BILLION IN REVENUES

Dear Stockholders:

     New records in revenues and earnings allowed the Company to achieve its 21st consecutive year of growth and profitability, and made D.R. Horton the 3rd largest homebuilder in the United States.


1998 WAS AN EXCEPTIONAL YEAR IN WHICH WE:

    o Merged with Continental Homes Holding Corp. and acquired three companies:

          C.  Richard  Dobson  Builders,  Inc.   on  the  southeastern  seaboard
            (February 1998)
          Mareli Development and Construction in Louisville (May 1998)
          RMP Properties, Inc. in Portland (June 1998).

    o Restructured our homebuilding bank credit facilities to aggregate $825 million with terms up to 4 years at reduced borrowing rates. Further, we entered into an additional $200 million in interest rate swap agreements to fix the interest rate on a portion of this debt.

    o Increased our quarterly cash dividend by 12 1/2%.

    o Expanded mortgage services to our homebuyers, through our wholly-owned subsidiary, CH Mortgage, Ltd. We established a separate $75 million warehouse bank credit line to finance this activity.

    o Commenced startup operations in Sacramento and initiated title agency operations in Miami and Minneapolis.

    o Provided stockholders with a 22% return on beginning stockholders' equity.

ADDITIONALLY, IN 1998 WE INCREASED:

    o Pre-tax income 47% to $159 million

    o Revenues 38% to $2.2 billion (13,944 homes)

    o New sales orders 59% to $2.5 billion (15,952 homes)

    o Year end sales backlog 73% to $1.1 billion (6,341 homes)

    o Stockholders' equity 28% to $549 million

    o Total assets 34% to $1.7 billion


ANNUAL AWARDS

     Each year, D.R. Horton formally recognizes outstanding achievements through its individual and divisional awards. We congratulate our 1998 recipients of these awards, who were:

    o The Los Angeles Division managed by Gerald Nordeman, was named "Division of the Year" by the managers of the Company's other divisions.

    o Cesi Pagano, of our Los Angeles Division, led the Company by selling the highest dollar volume of homes and is our "Sales Person of the Year".

    o Don Rampy, of our Continental Denver Division, is our "Construction Person of the Year" for supervising construction of the most homes in 1998.

     Since September 30 (year end) we:

          Converted the remaining outstanding convertible notes to common stock increasing our stockholders' equity by $58 million, to more than $600 million.

          Announced the promotions of Donald J. Tomnitz to Vice Chairman and Chief Executive Officer and Richard Beckwitt to President.

          Approved programs to repurchase up to $100 million each of common stock and senior debt securities, if market conditions warrant.


1999 AND BEYOND

     More important than our past, we have set the stage for continued success in 1999 and beyond.

     We look forward to a highly successful year ahead and anticipate D.R. Horton will enjoy its 22nd year of growth and profitability. Some of our goals for 2000 are to exceed $4 billion in revenues, and we plan to continue to be one of the most profitable companies in the homebuilding industry. We invite you to follow our progress and become more familiar with our Company by accessing our website at http://www.DRHORTON.com.

     Our rapid growth requires that we attract, develop and retain very talented personnel. Effective January 1, 1999, we will enhance our overall Company-wide employee benefits to reward our existing employees and to help attract future talent to the Company. We commend all our employees for their assistance in making 1998 an exceptional year and ask their help in making 1999 even better. We also extend thanks to our shareholders and customers for their continued investment and interest in D.R. Horton, Inc.

     Our history demonstrates not only our ability to grow by initiating operations in new markets, but also our success in acquiring companies that make immediate contributions to our earnings. We continuously explore acquisition candidates and new markets and plan to enter new markets annually. Additionally, we see significant opportunities to expand our mortgage services to a larger number of our homebuyers. The continuous growth of our Company through geographic expansion is unmatched by anyone in the industry.


                                                      /s/ DONALD R. HORTON

                                                      Donald R. Horton
                                                      Chairman of the Board

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                    Form 10-K

(Mark One)


  [ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998

                                       OR

  [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to

                         Commission File number 1-14122
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
              Arlington, Texas                             (Zip Code)
  (Address of principal executive offices)

                                 (817) 856-8200
               (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
Common Stock, par value $.01 per share        The New York Stock Exchange
    8 3/8% Senior Notes due 2004              The New York Stock Exchange
     10 % Senior Notes due 2006               The New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]        No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [   ]

     As of November 30, 1998, there were 61,410,148 shares of Common Stock, par value $.01 per share, issued and outstanding, and the aggregate market value of these shares held by non-affiliates of the registrant was approximately $894,285,000. Solely for purposes of this calculation, all directors and executive officers were excluded as affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 15, 1999, are incorporated herein by reference in Part III.
================================================================================

                                     PART I


ITEM 1. BUSINESS

     D.R.  Horton,  Inc.  (the  "Company"  or  "Horton")  constructs  and  sells single-family homes in metropolitan areas of the Mid-Atlantic, Midwest, Southeast, Southwest, and West regions of the United States. We offer high-quality homes, designed principally for first time and move up homebuyers. Our homes generally range in size from 1,000 to 5,000 square feet and range in price from $80,000 to $600,000. For the year ended September 30, 1998, we closed homes with an average sales price approximating $153,300. Although, we have historically positioned ourselves as a custom builder, we have recently acquired two volume building companies which will enable us to compete across a broader product offering.

     On April 20, 1998, we acquired Continental Homes Holding Corp. ("Continental"), a geographically diversified homebuilder, through the merger of Continental into Horton (the "Merger"). In the Merger, Horton issued approximately 15.5 million shares of its common stock, and Continental's outstanding convertible securities and options became convertible into or exercisable for an additional 8.2 million shares. The Merger was accounted for as a pooling of interests. Accordingly, all information for prior periods has been restated to show the combined results of Horton and Continental.

     We are one of the most geographically diversified homebuilders in the United States, with operating divisions in 23 states and 41 markets as of September 30, 1998.

     The markets we operate in include:

     Albuquerque, Atlanta, Austin, Baltimore, Birmingham, Charleston, Charlotte, Chicago, Cincinnati, Dallas/Fort Worth, Denver, Greensboro, Greenville, Hilton Head, Houston, Jacksonville, Kansas City, Killeen, Las Vegas, Los Angeles, Louisville, Minneapolis/St. Paul, Miami, Myrtle Beach, Nashville, New Jersey, Newport News, Orlando, Pensacola, Phoenix, Portland, Raleigh/Durham, Richmond, Sacramento, Salt Lake City, San Antonio, San Diego, St. Louis, Tucson, Suburban Washington, D.C. and Wilmington.

     We build homes under the following names: D.R. Horton, Joe Miller, Arappco, Regency, Trimark, Torrey, SGS, Dobson, Continental, Milburn, RMP and Mareli.

     We were incorporated in Delaware on July 1, 1991, to acquire all of the assets and businesses of 25 predecessor companies, which were residential home construction and development companies owned or controlled by Donald R. Horton.

     Our principal executive offices are located at 1901 Ascension Blvd., Suite 100, Arlington, Texas 76006, and its telephone number is (817) 856-8200.

Operating Strategy

     We believe that the following operating strategies have enabled us to achieve consistent growth and profitability:


   Geographic Diversification

     From 1978 to late 1987, excluding Continental locations, our homebuilding activities were conducted in the Dallas/Fort Worth area. We then instituted a policy of diversifying geographically, entering the following markets in the years shown:

         Year Entered       Markets
         ------------       -------
         1987.............. Phoenix
         1988.............. Atlanta, Orlando
         1989.............. Charlotte
         1990.............. Houston
         1991.............. Suburban Washington, D.C.
         1992.............. Chicago, Cincinnati, Raleigh/Durham, South Florida
         1993.............. Austin, Los Angeles, Salt Lake City, San Diego
         1994.............. Minneapolis / St.  Paul,  Kansas  City,  Las  Vegas,
                            San Antonio
         1995.............. Birmingham, Denver, Greensboro, St. Louis
         1996.............. Albuquerque, Pensacola
         1997.............. Greenville, Nashville, New Jersey, Tucson
         1998.............. Baltimore,  Charleston,  Hilton Head,  Jacksonville,
                            Killeen,  Louisville,  Myrtle  Beach,  Newport News,
                            Portland, Richmond, Sacramento, Wilmington

     We continually monitor the sales and margins achieved in each of the subdivisions in which we operate as part of our evaluation of the use of our capital. While we believe there are significant growth opportunities in our existing markets, we intend to continue our policy of diversification by seeking to enter new markets. We believe our diversification strategy mitigates the effects of local and regional economic cycles and enhances our growth potential. Typically, we will not invest material amounts in real estate, including raw land, developed lots, models and speculative homes, or overhead in start-up operations in new markets until such markets demonstrate significant growth potential and acceptance of our products.


   Acquisitions

     As an integral component of our operational strategy of continued expansion, we continually evaluate opportunities for strategic acquisitions. We believe that expanding our operations through the acquisition of existing homebuilding companies affords us several benefits not found in start-up operations. Such benefits include:

    o Established land positions and inventories

    o Existing relationships with land owners, developers, subcontractors and suppliers

    o Brand name recognition

    o Proven product acceptance by homebuyers in the market

     In evaluating potential acquisition candidates, we seek homebuilding companies that have an excellent reputation, a track record of profitability and a strong management team with an entrepreneurial orientation. We limit the risks associated with acquiring a going concern by conducting extensive operational, financial and legal due diligence on each acquisition and by only acquiring homebuilding companies that we believe will have an immediate positive impact on our earnings.

     During the last five fiscal years, we have made the following acquisitions, including those of Continental prior to the merger:

         Date Acquired     Entities Acquired           Markets
         -------------     -----------------           -------
         January 1994      Aspen Homes                 San Antonio

         April 1994        Joe Miller Homes, Inc.      Minneapolis
                           and Argus Development, Inc.

         November 1994     Heftler Realty Company      Miami

         July 1995         Arappco, Inc.               Greensboro

         September 1995    Regency Development, Inc.   Birmingham

         June 1996         Westchester Homes           Dallas

         October 1996      Trimark Communities, L.L.C. Denver

         December 1996     SGS Communities, Inc.       New Jersey

         February 1997     The Torrey Group            Atlanta, Charlotte,
                                                       Greenville, and
                                                       Raleigh/Durham

         February 1998     C. Richard Dobson           Charleston, Charlotte,
                           Builders, Inc.              Greensboro, Greenville,
                                                       Hilton Head,
                                                       Jacksonville, Myrtle
                                                       Beach, Newport News,
                                                       Raleigh, Richmond,
                                                       Wilmington

         April 1998        Continental Homes           Phoenix, Austin, San
                           Holding Corp.               Diego, Dallas, Denver,
                                                       Miami, San Antonio

         May 1998          Mareli Development &        Louisville
                           Construction Company, LLC

         June 1998         RMP Properties, Inc.        Portland

     We will continue to evaluate potential future acquisition opportunities that satisfy our acquisition criteria in both existing and new markets.


   Decentralized Operations

     We  decentralize  our  homebuilding   activities  to  give  more  operating
flexibility to our local division managers. We have 53 separate operating divisions, some of which are in the same market area. Generally, each operating division consists of a vice president, an office manager and staff, a sales manager and a construction manager. We believe that division managers, who are intimately familiar with local conditions, make better decisions regarding local operations than do the centralized, corporate management teams who make such decisions for many of our competitors. Our division managers receive performance bonuses based upon achieving targeted operating levels in their operating divisions.

     Each operating division is responsible for:

    o Site selection which involves

      --    A feasibility study

      --    Soil and environmental reviews

      --    Review of existing zoning and other governmental requirements

      -- Review of the need for and extent of offsite work required to meet local building codes

    o Negotiating lot option or similar contracts

    o Overseeing land development

    o Planning its homebuilding schedule

    o Selecting building plans and architectural schemes

    o Obtaining all necessary building approvals

    o Developing a marketing plan


   Corporate office controls

     The corporate office controls key risk elements through centralized:

    o Financing

    o Cash management

    o Risk management

    o Accounting and management reporting

    o Payment of subcontractor invoices

    o Administration of payroll and employee benefits

    o Final approval of land and lot acquisitions

    o Capital allocation

    o Oversight of inventory levels


   Cost Management

     We control our overhead costs by centralizing administrative and accounting functions and by limiting the number of field administrative personnel and middle level management positions. We also minimize advertising costs by participating in promotional activities, publications and newsletters sponsored by local real estate brokers, mortgage companies, utility companies and trade associations.

     We control construction costs through the efficient design of our homes and by obtaining favorable pricing from certain subcontractors and national vendors based on the high volume of services they perform for us. We also control construction costs by monitoring expenses on each house through our purchase order system. We control capital and overhead costs by monitoring our inventory levels through our management information systems.


Markets

     Homebuilding   activities  are  conducted  in  five   geographic   regions,
consisting of:

      Geographic Region                             Markets
      -----------------                             -------
      Mid-Atlantic........... Baltimore,  Charleston,   Charlotte,   Greensboro,
                              Greenville, Hilton Head, Myrtle Beach, New Jersey, Newport News, Raleigh/Durham, Richmond, Suburban Washington, D.C. and Wilmington
      Midwest................ Chicago,  Cincinnati,  Kansas  City,   Louisville,
                              Minneapolis/St. Paul, St. Louis
      Southeast.............. Atlanta,  Birmingham,   Jacksonville,   Nashville,
                              Orlando, Pensacola, South Florida
      Southwest.............. Albuquerque, Austin,  Dallas/Fort Worth,  Houston,
                              Killeen, Phoenix, San Antonio, Tucson
      West................... Denver,   Las  Vegas,   Los  Angeles,    Portland,
                              Sacramento, Salt Lake City, San Diego

     When entering new markets or conducting operations in existing markets, among the things we consider are:

    o Regional economic conditions

    o Job growth

    o Land availability

    o Local land development process

    o Consumer tastes

    o Competition

    o Secondary home sales activity

     Our homebuilding revenues by geographic region are:

                                               Year Ended September 30,
                                       -----------------------------------------
                                          1996           1997            1998
                                       ----------     ----------      ----------
                                                     (In millions)
 Mid-Atlantic.....................     $    116.4     $    180.5      $    372.2
 Midwest..........................           88.5           95.9           130.4
 Southeast........................          115.2          246.4           384.5
 Southwest........................          624.4          694.3           789.6
 West.............................          191.8          350.4           478.3
                                         --------       --------        --------
   Total..........................     $  1,136.3     $  1,567.5      $  2,155.0
                                         ========       ========        ========

Land Policies

     Typically, we acquire land and enter into lot option contracts to acquire developed building lots only after necessary "entitlements" have been obtained, i.e., when we have the right to begin development or construction. Before we acquire lots or tracts of land, we will, among other things, complete a feasibility study, which includes soil tests, independent environmental studies and other engineering work, and determine that all necessary zoning and other governmental entitlements required to develop and use the property for home construction have been acquired. At September 30, 1998, about 60% of our total lot position of 52,054 lots was being or had been developed by us. Although we purchase and develop land primarily to support our own homebuilding activities, occasionally we sell lots and land to other developers and homebuilders.

     We also use lot option contracts, where we purchase the right, but not the obligation, to buy building lots at predetermined prices on a takedown schedule commensurate with anticipated home closings. Lot option contracts generally are on a nonrecourse basis, thereby limiting our financial exposure to earnest money deposits given to property sellers. This enables us to control significant lot positions with minimal up front capital and substantially reduces the risks associated with land ownership and development.

     A summary of our land/lot position at September 30, 1998 is:

   Finished lots we own..................................................  5,735
   Lots under development we own......................................... 25,620
                                                                          ------
    Total lots owned..................................................... 31,355
   Lots available under lot option and similar contracts................. 20,699
                                                                          ------
    Total land/lot position.............................................. 52,054
                                                                          ======

     We limit our exposure to real estate inventory risks by:

    o Generally commencing construction of homes under contract only after receipt of a satisfactory down payment and, where applicable, the buyer's receipt of mortgage approval

    o Limiting the number of speculative homes (homes started without an executed sales contract) built in each subdivision

    o Closely   monitoring   local  market  and  demographic   trends,   housing
      preferences   and  related   economic   developments,   such  as  new  job
      opportunities, local growth initiatives and personal income trends

    o Utilizing lot option contracts, where possible

    o Limiting the size of acquired land parcels to smaller tracts of land

Construction

     Our home designs are prepared by architects in each of our markets to appeal to local tastes and preferences of the community. We also offer optional interior and exterior features to enhance the basic home design and to promote our sales efforts.

     Substantially all of our construction work is performed by subcontractors. Our construction supervisors monitor the construction of each home, participate in material design and building decisions, coordinate the activities of subcontractors and suppliers, subject the work of subcontractors to quality and cost controls and monitor compliance with zoning and building codes. Subcontractors typically are retained for a specific subdivision pursuant to a contract that obligates the subcontractor to complete construction at a fixed price. Agreements with our subcontractors and suppliers generally are negotiated for each subdivision. We compete with other homebuilders for qualified subcontractors, raw materials and lots in the markets where we operate.

     Construction time for our homes depends on the weather, availability of labor, materials and supplies, size of the home, and other factors. We typically complete the construction of a home within four months.

     We do not maintain significant inventories of construction materials, except for work in process materials for homes under construction. Typically, the construction materials used in our operations are readily available from numerous sources. We have contracts exceeding one year with certain suppliers of our building materials that are cancellable at our option with a 30 day notice. In recent years, we have not experienced any significant delays in construction due to shortages of materials or labor.


Marketing and Sales

     We market and sell our homes through commissioned employees and independent real estate brokers. Home sales typically are conducted from sales offices located in furnished model homes in each subdivision. At September 30, 1998, we owned 532 model homes, which generally are not offered for sale until the completion of a subdivision. Our sales personnel assist prospective homebuyers by providing them with floor plans, price information, tours of model homes and the selection of options and other custom features. We train and inform our sales personnel as to the availability of financing, construction schedules and marketing and advertising plans.

     In addition to using model homes, we typically build a limited number of speculative homes in each subdivision to enhance our marketing and sales activities. Construction of these speculative homes also is necessary to satisfy the requirement of relocated personnel and independent brokers, who often represent homebuyers requiring a completed home within 60 days. A majority of these speculative homes are sold while under construction or immediately following completion. The number of speculative homes is influenced by local market factors, such as new employment opportunities, significant job relocations, growing housing demand and the length of time we have built in the market. Depending upon the seasonality of each market, we attempt to limit our speculative homes in each subdivision. At September 30, 1998, we operated in 540 subdivisions and averaged 5 speculative homes, in various stages of construction, in each subdivision.

     We advertise on a limited basis in newspapers and in real estate broker, mortgage company and utility publications, brochures, newsletters and billboards. To minimize advertising costs, we attempt to operate in subdivisions in conspicuous locations that permit us to take advantage of local traffic patterns. We also believe that model homes play a significant role in our marketing efforts. Consequently, we expend significant effort in creating an attractive atmosphere in our model homes.

     Our sales contracts require a down payment of at least $500. The contracts include a financing contingency which permit customers to cancel if they cannot obtain mortgage financing at prevailing interest rates within a specified period, typically four to six weeks, and may include other contingencies, such as the sale of an existing home. We include a home sale in our sales backlog when the sales contract is signed and we have received the initial down payment. We do not recognize revenue upon the sale of a home until it is closed and title passes to the homebuyer. The average period between the signing of a sales contract for a home and closing is approximately three to five months.


Customer Service and Quality Control

     Our operating divisions are responsible for pre-closing, quality control inspections and responding to customers' post-closing needs. We believe that prompt and courteous response to homebuyers' needs during and after construction reduces post-closing repair costs, enhances our reputation for quality and service, and ultimately leads to significant repeat and referral business from the real estate community and homebuyers. We provide our homebuyers with a limited one-year warranty on workmanship and building materials. The subcontractors who perform most of the actual construction also provide warranties of workmanship to us and are generally prepared to respond to us and the homeowner promptly upon request. In most cases, we supplement our one-year warranty by purchasing a ten-year limited warranty from a third party. To cover our potential warranty obligations, we accrue an estimated amount for future warranty costs.


Customer Financing

     We provide mortgage financing services principally to purchasers of homes we build and sell. CH Mortgage, a wholly-owned subsidiary, provides mortgage banking services in Arizona, Colorado, Kentucky, Nevada, North and South Carolina, Minnesota, Texas and Florida. D.R. Horton Mortgage Company, Ltd., a joint venture formed in 1998 with a third party, presently provides services in California. On a combined basis, related mortgage banking entities provided mortgage financing services for about 42% of the homes closed during the year ended September 30, 1998. We anticipate expanding these mortgage activities to other markets we serve.

     In other markets where we currently do not provide mortgage financing, we work with a variety of mortgage lenders that make available to homebuyers a range of conventional mortgage financing programs. By making information about these programs available to prospective homebuyers and maintaining a relationship with such mortgage lenders, we are able to coordinate and expedite the entire sales transaction by ensuring that mortgage commitments are received and that closings take place on a timely and efficient basis.


Title Services

     Through our wholly-owned subsidiaries, DRH Title Company of Texas, Ltd., DRH Title Company of Florida, Inc., DRH Title Company of Minnesota, Inc. and Travis County Title Company, we serve as a title insurance agent by providing title insurance policies and closing services to purchasers of homes we build and sell in the Dallas/Fort Worth, Austin, Orlando, Miami, Minneapolis and San Antonio markets. We assume no underwriting risk associated with these title policies.


Employees

     At September 30, 1998, we employed 2,465 persons, of whom 629 were sales and marketing personnel, 757 were executive, administrative and clerical personnel, 844 were involved in construction, and 235 worked in mortgage and title operations. Fewer than 25 of our employees are covered by collective bargaining agreements. Some of the subcontractors which we use are represented by labor unions or are subject to collective bargaining agreements. We believe that our relations with our employees and subcontractors are good.


Competition

     The single family residential housing industry is highly competitive, and we compete in each of our markets with numerous other national, regional and local homebuilders, often with larger subdivisions designed, planned and developed by such homebuilders. Our homes compete on the basis of quality, price, design, mortgage financing terms and location.


Governmental Regulation and Environmental Matters

     The housing, mortgage and title insurance industries are subject to extensive and complex regulations. We and our subcontractors must comply with various federal, state and local laws and regulations including zoning, density and development requirements, building, environmental, advertising and consumer credit rules and regulations, as well as other rules and regulations in connection with our development, homebuilding and sales activities. These include requirements affecting the development process as well as building materials to be used, building designs and minimum elevation of properties. Our homes are inspected by local authorities where required, and homes eligible for insurance or guarantees provided by the FHA and VA are subject to inspection by them. These regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the cost of development or homebuilding.

     We also are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment. The particular environmental laws for each site vary greatly according to location, environmental condition and the present and former uses of the site and adjoining properties. These environmental laws may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict development and homebuilding activity in certain environmentally sensitive regions or areas.

     Our internal mortgage activities and title insurance agencies must also comply with various federal and state laws, consumer credit rules and regulations and rules and regulations unique to such activities. Additionally, mortgage loans and title activities originated under the FHA, VA, FNMA and GNMA are subject to rules and regulations imposed by those agencies.


ITEM 2. PROPERTIES

     We  own  a  52,000  square  foot  office   complex,   consisting  of  three
single-story buildings of steel and brick construction, located in Arlington, Texas, that serves as the principal executive offices and houses two of the Dallas/Fort Worth divisions. We also lease approximately 213,000 square feet of space for our operating divisions under leases expiring between October 1998 and June 2006.


ITEM 3. LEGAL PROCEEDINGS

     We are a party to routine litigation incidental to our business. Such matters, if decided adversely to us, would not, in the opinion of management, have a material adverse effect upon our financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock (the "Common Stock") is listed on the New York Stock Exchange under the symbol "DHI". The following table sets forth the high and low sales prices for the Common Stock for the periods indicated.

                                               Year Ended September 30,
                                    --------------------------------------------
                                            1997                    1998
                                    -------------------     --------------------
                                      HIGH        LOW          HIGH        LOW
                                    --------   --------     ---------   --------
Quarter Ended December 31 . . . . . $ 11 3/8   $  8 5/8     $ 21        $ 15
Quarter Ended March 31. . . . . . .   13         10 1/8       23 5/8      16 5/8
Quarter Ended June 30 . . . . . . .   12 1/2      9           24          16 5/8
Quarter Ended September 30  . . . .   17 1/4     10 3/16      24 15/16    15 1/4

     As of November 30, 1998, the closing price was $18 7/8, and there were approximately 286 holders of record. We have declared quarterly cash dividends of 2 cents per share for fiscal 1997 and 2 1/4 cents per share for fiscal 1998.

     The declaration of cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our general financial condition and general business conditions. We are required to comply with certain covenants contained in the bank agreements and Senior Notes indentures. The most restrictive of these requirements allows us to pay cash dividends on common stock in an amount, on a cumulative basis, not to exceed 50% of consolidated net income, as defined, subject to certain other adjustments. Pursuant to the most restrictive of these requirements, we had approximately $65.6 million available for the payment of dividends at September 30, 1998.


ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data are derived from our Consolidated Financial Statements. The data should be read in conjunction with the Consolidated Financial Statements, related Notes thereto and other financial data elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future.

                                                                       Year Ended September 30,
                                                         ----------------------------------------------------
                                                           1994       1995       1996       1997       1998
                                                         --------   --------   --------   --------   --------
Income Statement Data: (1) (2)
Revenues ($ millions).................................   $ 741.4    $ 869.5    $1,147.7   $1,578.4   $2,176.9
Homebuilding revenues ($ millions)....................     734.4      862.8     1,136.3    1,567.5    2,155.0
Net income from continuing operations ($ millions)....      30.7       34.4        53.2       65.0       93.4
Net income per share from continuing operations:
   Basic..............................................       .75        .80        1.15       1.28       1.75
   Diluted............................................       .72        .77        1.07       1.15       1.56
Cash dividends declared per common share (3)..........        --         --          --        .06        .09

                                                                          As of September 30,
                                                         ----------------------------------------------------
                                                           1994       1995       1996       1997       1998
                                                         --------   --------   --------   --------   --------
                                                                             ($ millions)
Balance Sheet Data: (1) (2)
Inventories...........................................   $ 409.5    $ 574.2     $ 690.2   $1,024.3   $1,358.0
Total Assets..........................................     536.4      705.6       841.3    1,248.3    1,667.8
Notes Payable.........................................     276.9      402.7       420.4      650.7      854.5
Stockholders' Equity..................................     183.1      216.6       306.6      427.9      549.4
----------

(1) See Note C to the audited financial statements for details concerning acquisitions by the Company.
(2) On April 20, 1998, Horton and Continental consummated a merger pursuant to which Continental was merged into the Company, with 2.25 shares of the Company common shares being exchanged for each outstanding share of Continental. Approximately 15.5 million Horton common shares were issued to effect the merger. The merger with Continental was treated as a pooling of interests for accounting purposes. Therefore, all financial amounts have been restated as if Continental and the Company had been combined throughout the periods presented.
    Prior to the merger, Continental had a fiscal year end of May 31. Accordingly, the Continental consolidated balance sheets as of May 31, 1994, 1995 and 1996 have been combined with the Company's balance sheets as of September 30, 1994, 1995 and 1996, respectively. The related Continental statements of income, stockholders' equity and cash flows for the years ended May 31, 1994, 1995 and 1996 have been combined with the Company's statements of income, stockholders' equity and cash flows for the fiscal years ended September 30, 1994, 1995 and 1996, respectively. Continental's balance sheet and the related statements of income, stockholders' equity and cash flows have been restated to conform to the Company's fiscal year end of September 30, 1997.
    As permitted by regulations of the Securities and Exchange Commission, Continental's four-month period ended September 30, 1996 has been omitted from the financial statements. Continental's revenues, cost of sales, income before taxes and net income for this four month period were $234.4 million, $191.6 million, $18.8 million and $11.2 million, respectively.
(3) Cash dividends per common share represent those dividends declared to D.R. Horton, Inc. shareholders, unadjusted for the merger.
(4) In 1998, net income includes the net effect of a $7.1 million, net of tax, provision for costs associated with the merger with Continental. The earnings per share effect was $0.13 basic and $0.11 diluted.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Results of Operations -- Consolidated

     D.R. Horton, Inc. and subsidiaries (the "Company") provide homebuilding activities in 23 states and 41 markets through its 53 homebuilding divisions. Through its financial services activities, the Company also provides mortgage banking and title agency services in many of these same markets.

     On April 20, 1998, D.R. Horton, Inc. ("Horton") acquired Continental Homes Holding Corp. ("Continental"), a geographically diversified homebuilder, through the merger of Continental into Horton (the "Merger"). In the Merger, Horton issued approximately 15.5 million shares of its common stock, and Continental's outstanding convertible securities and options became convertible into or exercisable for an additional approximately 8.2 million shares. The Merger was accounted for as a pooling of interests. Accordingly, Horton's financial information for prior periods has been restated to show the combined results of Horton and Continental. In the description of business that follows, the business of Continental has been combined with Horton as though Continental had been a part of Horton throughout the periods described.


Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

     Consolidated revenues increased 37.9% to $2,176.9 million in 1998 from $1,578.4 million in 1997 due to increases in both homebuilding and financial services revenues.

     Consolidated selling, general and administrative (SG&A) expenses increased 34.9% to $231.7 million in 1998 from $171.8 million in 1997. As a percentage of consolidated revenues, SG&A expenses decreased to 10.6% in 1998 from 10.9% in 1997. Consolidated 1998 SG&A expenses exclude $11.9 million in non-recurring costs associated with the Merger with Continental. The merger costs consisted primarily of fees to third party investment, accounting and legal advisors.

     Consolidated interest expense increased to $16.2 million in 1998 from $10.9 million in 1997 due to the increased interest costs associated with the Company's rapidly expanding financial services operations, increased debt levels from acquisitions and expansion of homebuilding activities. Financial services interest expense grew from $0.7 million in 1997 to $2.2 million in 1998. As a percentage of consolidated revenues, interest expense was 0.7% in both 1998 and 1997.

     Consolidated other income consists mainly of interest income on funds temporarily invested and, for financial services operations, on mortgage loans held for sale. In 1998, consolidated other income was $7.6 million, up $2.2 million from 1997, primarily due to larger amounts of temporarily investable funds and mortgage loans held for sale.

     Non-recurring merger costs associated with the Continental merger were $11.9 million and consisted primarily of fees paid to third party investment, accounting, and legal advisors.

     The consolidated provision for income taxes increased 50.8%, to $65.7 million in 1998, from $43.6 million in 1997, due in part to the corresponding increase in income before income taxes. As a percentage of consolidated revenues, the income tax provision increased by 0.2% to 3.0% in 1998. The increase as a percentage of revenues was due primarily to an increase in the total effective income tax rate in 1998, from 40.2% to 41.3%, caused by the non-deductibility of certain of the 1998 merger costs and increased earnings in states with higher effective tax rates.


Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

     Consolidated revenues increased 37.5% to $1,578.4 million in 1997 from $1,147.7 million in 1996 due to the increase in homebuilding revenues. Revenues from financial services operations decreased by 4.5% in 1997 due to a 1996 sale of servicing rights that resulted in recognition of $0.9 million of revenue in 1996.

     Consolidated SG&A expenses increased by 39.5% to $171.8 million in 1997 from $123.1 million in 1996. As a percentage of consolidated revenues, consolidated SG&A expenses increased to 10.9% in 1997 from 10.7% in 1996 due in part to startup expenses incurred in new financial services markets.

     Consolidated interest expense increased to $10.9 million in 1997 from $9.2 million in 1996, primarily due to the corresponding increase in inventories and acquisitions financed through available lines of credit. As a percentage of consolidated revenues, interest expense decreased to 0.7% in 1997 from 0.8% in 1996.

     Consolidated other income, which consists mainly of interest income on funds temporarily invested and, for financial services operations, on mortgage loans held for resale, increased to $5.4 million in 1997 from $4.5 million in 1996.

     The consolidated provision for income taxes increased 18.9%, to $43.6 million in 1997 from $36.6 million in 1996, due in part to the corresponding increase in income before income taxes. The effective tax rate decreased to 40.2% in 1997 from 40.8% in 1996, due to greater earnings in states with lower tax rates.


Results of Operations -- Homebuilding

     The following tables set forth certain operating and financial data for the Company's homebuilding activities:

                                                           Percentages of
                                                       Homebuilding Revenues
                                                     Years Ended September 30,
                                                     --------------------------
                                                      1996      1997      1998
                                                     ------    ------    ------
Costs and expenses:
  Cost of sales.................................      81.8%     82.4%     81.9%
  Selling, general and administrative expense...      10.2      10.4      10.0
  Interest expense..............................       0.7       0.7       0.7
                                                     ------    ------    ------
Total costs and expenses........................      92.7      93.5      92.6
Other (income)..................................      (0.2)     (0.2)     (0.2)
                                                     ------    ------    ------
Income before income taxes......................       7.5%      6.7%      7.6%
                                                     ======    ======    ======

                                           Years Ended September 30,
                                ------------------------------------------------
                                     1996             1997             1998
                                --------------   --------------   --------------
                                 Homes            Homes            Homes
Homes Closed*                   Closed    %      Closed    %      Closed    %
------------                    ------ -------   ------ -------   ------ -------
Mid-Atlantic..................     547    7.2%      843    8.4%    2,056   14.7%
Midwest.......................     457    6.0%      500    5.0%      701    5.0%
Southeast.....................     719    9.4%    1,583   15.8%    2,595   18.6%
Southwest.....................   4,915   64.2%    5,324   53.0%    6,145   44.1%
West..........................   1,013   13.2%    1,788   17.8%    2,447   17.6%
                                ------ -------   ------ -------   ------ -------
                                 7,651  100.0%   10,038  100.0%   13,944  100.0%
                                ====== =======   ====== =======   ====== =======


                                          Years Ended September 30,
                             ---------------------------------------------------
                                   1996             1997              1998
                             ---------------  ----------------  ----------------
                             Homes             Homes             Homes
Net New Sales Contracts*      Sold      $       Sold      $       Sold      $
-----------------------      -----  --------  ------  --------  ------  --------
                                                  ($ millions)
Mid-Atlantic................   495  $  106.9     849  $  173.0   2,384  $  440.6
Midwest.....................   527     101.0     496      96.6     888     169.5
Southeast...................   796     120.5   1,705     253.3   2,608     395.2
Southwest................... 5,254     660.8   5,571     709.9   7,161     952.6
West........................ 1,360     265.5   1,930     362.9   2,911     575.3
                             -----  --------  ------  --------  ------  --------
                             8,432  $1,254.7  10,551  $1,595.7  15,952  $2,533.2
                             =====  ========  ======  ========  ======  ========

                                          Years Ended September 30,
                              --------------------------------------------------
                                  1996              1997              1998
                              ---------------  ---------------  ----------------
Sales Backlog*                 Homes     $      Homes     $      Homes      $
-------------                 ------  -------  ------  -------  ------  --------
                                                 ($ millions)
Mid-Atlantic................     146  $  34.4     334  $  68.9     932  $  180.9
Midwest.....................     184     34.9     180     35.5     419      80.5
Southeast...................     353     51.1     697    101.2     733     116.3
Southwest...................   1,973    256.6   2,027    260.8   3,043     423.9
West........................     618    127.4     723    142.8   1,214     251.3
                              ------  -------  ------  -------  ------  --------
                               3,274  $ 504.4   3,961  $ 609.2   6,341  $1,052.9
                              ======  =======  ======  =======  ======  ========
----------

*-   The Company's market regions consist of the following:

     Mid-Atlantic   Baltimore,  Charleston,  Charlotte,  Greensboro, Greenville,
                    Hilton  Head,   Myrtle  Beach,  New  Jersey,  Newport  News,
                    Raleigh/Durham,  Richmond,  Suburban Washington,  D. C.  and
                    Wilmington
     Midwest        Chicago,     Cincinnati,     Kansas   City,      Louisville,
                    Minneapolis/St. Paul and St. Louis
     Southeast      Atlanta,  Birmingham,  Jacksonville,   Nashville,   Orlando,
                    Pensacola and South Florida
     Southwest      Albuquerque,  Austin,  Dallas/Fort Worth,  Houston, Killeen,
                    Phoenix, San Antonio and Tucson
     West           Denver,  Las Vegas,   Los Angeles,   Portland,   Sacramento,
                    Salt Lake City and San Diego


Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

     Revenues from homebuilding activities increased 37.5% to $2,155.0 million (13,944 homes closed) in 1998 from $1,567.5 million (10,038 homes closed) in 1997, despite a decrease in land sales from $34.8 million in 1997 to $16.8 million in 1998. The number of homes closed increased in all of the Company's market regions, with percentage increases ranging from 143.9% in the Mid-Atlantic region to 15.4% in the Southwest region. The increases in both revenues and homes closed were due to strong housing demand, the Company's entrance into new markets, and the home closings associated with the acquisitions of C. Richard Dobson Builders, Inc. (Dobson), which was acquired in February, 1998; Mareli Development & Construction Co. (Mareli) of Louisville, Kentucky, acquired in May, 1998; and RMP Development, Inc. (RMP) of Portland, Oregon, acquired in June, 1998. In markets in which the Company operated during both fiscal years, revenues increased by 26.5% to $1,939.4 million (12,591 homes closed). The average selling price of homes closed in 1998 was $153,300, substantially unchanged from 1997.

     New net sales contracts increased 51.2% to 15,952 homes in 1998 from 10,551 in 1997. Percentage increases in new net sales contracts ranging from 180.8% to 28.5% were achieved in the Company's market regions. The increases in new net sales contracts were due in part to sales achieved by the 1998 acquisitions. In markets in which the Company operated in both fiscal years, new net sales contracts increased 37.2%, to 14,480 homes. The average amount of new net sales contracts in 1998 was $158,800, up 5.0% from the $151,200 average in 1997.

     The Company was operating in 540 subdivisions at September 30, 1998, compared to 377 at September 30, 1997. At September 30, 1998, the Company's backlog of sales contracts was $1,052.9 million (6,341 homes), up 72.8% from the comparable amount at September 30, 1997. In markets in which the Company operated during both fiscal years, the sales contract backlog was $978.9 million (5,850 homes), up 60.7% from 1997. The average sales price of homes in sales backlog was $166,000 at September 30, 1998, up 7.9% from the $153,800 average at September 30, 1997.

     Cost of sales increased by 36.6%, to $1,765.6 million in 1998 from $1,292.6 million in 1997. The increase in cost of sales was attributable to the increase in revenues. Cost of sales as a percentage of revenues decreased by 0.5%, to 81.9% in 1998 from 82.4% in 1997, due to excellent housing demand allowing increases in selling prices in certain markets, efforts to enhance gross margins through efficiencies and materials discounts and purchase accounting adjustments in 1997 that required the Company to increase its basis in acquired inventory.

     Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 32.8% to $216.4 million in 1998 from $163.0 million in 1997. As a percentage of revenues, SG&A expenses decreased to 10.0% in 1998 from 10.4% in 1997. The decrease in SG&A expenses as a percentage of revenues is primarily due to the Company's cost containment efforts, the increased revenues that absorb the fixed elements of overhead, and costs associated with integrating the 1997 acquisitions into the Company.

     Interest expense associated with homebuilding activities increased to $14.0 million in 1998 from $10.2 million in 1997 due to the increase in debt associated with the growth of the Company both internally and through acquisitions. As a percentage of homebuilding revenues, homebuilding interest expense was 0.7% in both 1998 and 1997. The Company follows a policy of capitalizing interest only on inventory under construction or development. During both 1998 and 1997, the Company expensed the portion of incurred interest and other financing costs which could not be charged to inventory. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.


Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

     Revenues from homebuilding activities increased by 37.9% to $1,567.5 million in 1997 from $1,136.3 million in 1996. The number of homes closed by the Company increased by 31.2% to 10,038 homes in 1997 from 7,651 in 1996. Home closings increased in all of the Company's market regions, with percentage increases ranging from 120.2% in the Southeast region to 8.3% in the Southwest region. The increases in both revenues and homes closed were due in part to the February 1997 acquisition of Torrey. From its acquisition through September 30, 1997, Torrey closed 962 homes, with revenues totalling $140.8 million. For 1997, Torrey accounted for 9.6% of homes closed and 9.0% of the revenues generated. Excluding Torrey, 1997 revenues increased by 25.6% to $1,426.7 million. The average price of homes closed increased 3.9% to $152,600 in 1997 from $146,900 in 1996 due to changes in the geographic mix of homes closed within the Company and different price points in certain markets.

     New net sales contracts increased 25.1% to 10,551 homes in 1997 from 8,432 in 1996. Percentage increases in the dollar value of new net sales contracts ranging from 110.2% to 7.4% were achieved in four of the Company's five market regions, with a 4.4% decline experienced in the Midwest region. From its acquisition through September 30, 1997, Torrey's new net sales contracts were $153.8 million (1,049 homes). Excluding Torrey, the Company's new net sales contracts were $1,441.9 million (9,502 homes), a 14.9% increase over 1996. The average selling price of new sales contracts in 1997 was $151,200, up 1.6% from the 1996 average selling price of $148,800.

     The Company was operating in 377 subdivisions at September 30, 1997, compared to 253 at September 30, 1996. At September 30, 1997, the Company's backlog of sales contracts was $609.2 million (3,961 homes), a 20.8% increase over the comparable figure at September 30, 1996. At September 30, 1997, Torrey held a sales contract backlog of $61.8 million (413 homes). Excluding Torrey, the Company's sales contract backlog at September 30, 1997, was $547.4 million (3,548 homes), up 8.5% from the prior year. The average sales price of homes in backlog was $153,800 at September 30, 1997, down 0.2% from $154,100 at September 30, 1996.

     Cost of sales increased by 39.0% to $1,292.6 million in 1997 from $930.1 million in 1996. The increase in cost of sales accompanied the increase in revenues. Cost of sales as a percentage of revenues increased by 0.6% to 82.4% in 1997 from 81.8% in 1996, due to competitive pressures causing lower gross margins in the Austin and California markets and the effects of purchase accounting adjustments requiring the Company to increase its basis in inventory acquired with Trimark, SGS and Torrey.

     Total selling, general and administrative (SG&A) expenses from homebuilding activities increased by 40.4% to $163.0 million in 1997 from $116.1 million in 1996. As a percentage of homebuilding revenues, SG&A expenses increased to 10.4% in 1997 from 10.2% in 1996. Absent the SG&A costs associated with integrating the three 1997 acquisitions, SG&A expenses as a percentage of homebuilding revenues would have decreased by 0.2% to 10.0% in 1997.

     Interest expense associated with homebuilding activities increased to $10.2 million in 1997 from $7.5 million in 1996 due to the corresponding increase in homebuilding revenues. As a percentage of homebuilding revenues, homebuilding interest expense was 0.7% in both 1997 and 1996. The Company follows a policy of capitalizing interest only on inventory under construction or development. During both 1997 and 1996, the Company expensed the portion of incurred interest and other financing costs which could not be charged to inventory. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.


Results of Operations -- Financial Services

     Financial services include mortgage financing and title insurance agency and closing services, primarily related to purchases of homes built and sold by the Company. Mortgage services are provided in California, Nevada, Arizona, Colorado, Texas, Florida, Kentucky, Minnesota and North and South Carolina. Title agency and closing services are provided in Texas, Florida and Minnesota. The following table summarizes financial and other information for the Company's financial services operations:

                                                     Year Ended September 30,
                                                   ----------------------------
                                                     1996      1997      1998
                                                   --------  --------  --------
                                                         ($ in thousands)
Financial Services:
Number of loans originated.....................       2,916     3,157     5,875
                                                   --------  --------  --------
Loan acquisition fees..........................    $  2,758  $  3,174  $  5,929
Sale of servicing rights and gains
  from sale of mortgages.......................       6,177     4,666     9,276
Other revenues.................................       1,005     1,515     1,998
                                                   --------  --------  --------
Total mortgage banking revenues................       9,940     9,355    17,203
Title policy premiums, net.....................       1,541     1,612     4,689
                                                   --------  --------  --------
Total revenues.................................      11,481    10,967    21,892
General and administrative expenses............       7,028     8,733    15,244
Interest expense...............................       1,785       664     2,220
Interest/other (income)........................      (2,101)   (1,396)   (2,668)
                                                   --------  --------  --------
Income before income taxes.....................    $  4,769  $  2,966  $  7,096
                                                   ========  ========  ========


Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

     Revenues from financial services operations increased 99.6% to $21.9 million in 1998 from $11.0 million in 1997. The increase in financial services revenues was due to the rapid expansion of the Company's title agency and mortgage loan services provided to the Company's homebuilding customers.

Accordingly, SG&A expenses associated with financial services increased 74.6%, to $15.2 million in 1998 from $8.7 million in 1997. As a percentage of financial services revenues, SG&A expenses decreased by 10.0% to 69.6% in 1998 from 79.6% in 1997 due primarily to higher than normal 1997 startup expenses in new markets.


Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

     Revenues from financial services operations decreased by 4.5% to $11.0 million in 1997 from $11.5 million in 1996 due to a sale of servicing rights that resulted in recognition of $0.9 million of revenues in 1996. SG&A expenses associated with financial services increased by 24.3% to $8.7 million in 1997 from $7.0 million in 1996 due to startup expenses in new markets. This increase caused financial services SG&A expenses as a percentage of revenues to increase to 79.6% in 1997 from 61.2% in 1996.


Financial Condition, Liquidity and Capital Resources

     At September 30, 1998, the Company had available cash and cash equivalents of $76.8 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land) at September 30, 1998 had increased by $333.8 million since September 30, 1997, partly due to the acquisitions of the assets (primarily inventories) of Dobson, Mareli, and RMP. Inventories also increased due to a general increase in business activity and the expansion of operations in all of the Company's market areas. Although the inventory increase and the acquisitions of Dobson, Mareli and RMP were financed primarily by borrowing under the revolving credit facility, the increased borrowing was partially offset by the conversion of $27.5 million of 6 7/8% convertible subordinated notes to common stock. As a result, the Company's ratio of notes payable to total capital at September 30, 1998 was 60.9%, an increase of only 0.6% over the September 30, 1997 level of 60.3%.

     During fiscal 1998, the Company's Board of Directors declared four quarterly cash dividends of $.0225 per common share, the last of which is payable on October 23, 1998, to stockholders of record on October 16, 1998.

     On April 20, 1998, the Company closed its merger with Continental. In accordance with the terms of the merger agreement, a total of 15.5 million shares of D.R. Horton, Inc. common stock were exchanged for all of the Continental common stock outstanding, based upon an exchange ratio of 2.25. At the time of the merger, the Company assumed Continental's existing public debt, consisting of $150 million in 10% senior notes due April 15, 2006 and $86.1 million (convertible into 8.2 million shares of Horton common stock) in 6 7/8% convertible subordinated notes due November 1, 2002. Of the convertible notes, $27.5 million have been converted to common stock as of September 30, 1998, and the remainder were converted in October 1998.

     At September 30, 1998, the Company had outstanding debt of $854.5 million, of which $455.0 million represented advances under the bank credit facility. On April 21, 1998, the Company increased and restructured its unsecured bank credit facility to $825 million consisting of a $775 million four-year revolving loan and a $50 million four-year letter of credit facility. At September 30, 1998, under the debt covenants associated with the restructured bank credit facility, the Company had additional borrowing capacity of $364.5 million. Because the bank credit facility has a floating rate, the Company has entered into multi-year fixed interest swap agreements with notional amounts aggregating $300 million.

     The mortgage company has a $75 million, one-year maturity bank warehouse facility that is secured by mortgage loans held for sale. The warehouse facility is not guaranteed by the parent company. As of September 30, 1998, $28.5 million had been drawn under this facility, with additional financing needs provided by the Company. In the future, it is anticipated that all mortgage company activities will be financed under the warehouse facility.

     In February 1998, the Company completed the acquisition of all of the outstanding stock of Dobson, and certain of its affiliated companies for $23.4 million. Dobson's assets, primarily inventories, amounted to approximately $64.3 million. Total liabilities assumed amounted to approximately $52.4 million, including notes payable of $49.3 million, which were paid at closing. In May and June 1998, the Company completed the acquisition of the principal assets

(approximately $16.9 million, primarily inventories) of Mareli, of Louisville, Kentucky, and RMP, of Portland, Oregon, for $8.1 million in cash, 70,249 shares of Horton common stock valued at $1.1 million, and the assumption of approximately $16.0 million in trade accounts and notes payable associated with the acquired assets. Mareli's and RMP's liabilities included $13.3 million in notes payable which were paid at closing. These acquisitions were accounted for under the purchase method and funded through available lines of credit.

     The Company's rapid growth and acquisition strategies require significant amounts of cash. It is anticipated that future home construction, lot and land purchases and acquisitions will be funded through internally generated funds and new and existing credit facilities. The Company maintains a universal shelf registration statement with a capacity of $400 million. Additionally, a shelf registration has been filed for 10 million shares of common stock issuable to effect, in whole or in part, possible future acquisitions. Market conditions will determine when and whether the Company will issue additional securities using the shelf registration statements. The Company continuously evaluates its capital structure and, in the future, may seek to further increase unsecured debt and obtain additional equity to fund ongoing operations as well as to pursue additional growth opportunities.

     At September 30, 1998, except for ordinary expenditures for the construction of homes and the acquisition of land and lots for development and sale of homes, the Company had no material commitments for capital expenditures.


Inflation

     The Company and the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. Inflation also increases the Company's financing, labor and material costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. The Company attempts to pass through to its customers any increases in its costs through increased sales prices and, to date, inflation has not had a material adverse effect on the Company's results of operations. However, there is no assurance that inflation will not have a material adverse impact on the Company's future results of operations.


Year 2000

     The "Year 2000" issue (Y2K) refers to potential complications that may be caused by computer hardware and software that were not designed for the change in the century. If not corrected, such computer hardware and software may cause management information systems to fail or miscalculate data.

     The Company has assessed (and continues to assess) its vulnerability to Y2K, particularly in light of its merger with Continental. Modifications and replacements of computer hardware and software to prepare for Y2K are ongoing. The Company has assessed and tested its principal homebuilding hardware and management information system used in homebuilding operations and believes them to be Y2K compliant. Evaluation, modification and testing of non-principal hardware and management information systems used in homebuilding operations are in process and such systems are expected to be converted to the principal management information system or Y2K modifications are expected to be completed by June, 1999, at a cost of less than one million dollars.

     Management information systems for the Company's financial services activities also are being evaluated and will require modifications or upgraded software packages that are expected to be completed by June, 1999, at minimal costs.

     As part of a program on continuous technology updates, for the past several years, the Company has upgraded personal computers in its locations and this process will continue. As this occurs during 1999, personal computers at each company location will be tested for Y2K compliance. These personal computer upgrades are considered to be ongoing and are not considered to be specifically Y2K related. The Company expects to incur costs to replace or repair such equipment, but has not presently determined the amount of these costs.

     The Company is presently evaluating other potential Y2K issues, including non-management information systems. A Y2K coordinator is directing the Company's overall effort to address these issues. As part of these reviews, the Company's relationships with payroll service providers, vendors, contractors, financial institutions and other third parties will be reviewed to determine the impact, if any, Y2K will have on these relationships.

     The Company expects to incur Y2K specific costs in the future, but does not anticipate that these costs will be material. It is possible that the Company could encounter disruptions to its business that could have a material adverse effect on its results of operations if all systems are not Y2K compliant. Also, the Company could be materially impacted by widespread economic or financial market disruptions or by Y2K computer system failures at government agencies on which the Company is dependent for utilities, zoning, building permits and related matters. There can be no assurance that Y2K will not adversely affect the Company and its operations.

     A formal Y2K internal contingency plan has not been prepared at this time due to the variety of alternatives available to the Company. Specifically, the Company is presently evaluating a new management information system that, if necessary, could potentially be installed by the end of 1999, or non-principal homebuilding management information systems could be converted to the principal homebuilding system before Y2K compliance became an issue.


Market Risk

     The Company is subject to interest rate risk on its long term debt. The Company manages its exposure to changes in interest rates by optimizing the use of variable and fixed rate debt. In addition, the Company hedges its exposure to changes in interest rates on its variable rate bank debt by entering into interest rate swap agreements to lock in a fixed interest rate for a portion of these borrowings.

     The following table sets forth, as of September 30, 1998, the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table sets forth the notional amounts and weighted average interest rates of the Company's interest rate swaps.

                                                        Year Ended September 30,
                                                             ($ in millions)
                                                                                                FMV @
                            1999     2000     2001     2002     2003    Thereafter    Total    9/30/98
                           ------   ------   ------   ------   ------   ----------   -------   -------
Debt:
  Fixed rate.............. $ 63.5   $  0.6   $  0     $  0.2   $  0.4    $  294.9    $ 359.6   $ 396.9

  Average interest rate...   7.02%    8.80%    --       8.50%    8.50%       9.19%      8.80%     --

  Variable rate........... $ 39.9   $  0     $  0     $455.0   $  0      $    0      $ 494.9   $ 494.9

  Average interest rate...   7.40%    --       --       6.06%    --          --         6.17%     --

Interest Rate Swaps:
  Variable to fixed....... $300.0   $300.0   $300.0   $200.0   $200.0    $  200.0       --     $  (0.4)

  Average pay rate........   5.53%    5.53%    5.36%    5.10%    5.10%       5.09%      --        --

  Average receive rate.... 90 day LIBOR

Safe Harbor Statement

     Certain statements contained herein, as well as statements made by the Company in periodic press releases and oral statements made by the Company's officials to analysts and stockholders in the course of presentations about the Company may be construed as "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements may involve unstated risks, uncertainties and other factors that may cause actual results to differ materially from those initially anticipated. Such risks, uncertainties and other factors include, but are not limited to:

    o The Company's substantial leverage

    o Changes in general economic and market conditions

    o Changes in interest rates and the availability of mortgage financing

    o Changes in costs and availability of material, supplies and labor

    o General competitive conditions

    o The availability of capital

    o The ability to successfully effect acquisitions

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Report of Independent Auditors............................................    21

Consolidated Balance Sheets, September 30, 1997 and 1998..................    22

Consolidated Statements of Income for the three years ended
      September 30, 1998..................................................    23

Consolidated Statements of Stockholders' Equity for the three years
      ended September 30, 1998............................................    24

Consolidated Statements of Cash Flows for the three years ended
      September 30, 1998..................................................    25

Notes to Consolidated Financial Statements................................    26

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
D.R. Horton, Inc.

     We have audited the accompanying consolidated balance sheets of D.R. Horton, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the management of D.R. Horton, Inc. and subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 financial statements of Continental Homes Holding Corp. ("Continental") which statements reflect total revenues constituting 52% of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Continental, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and, for 1996, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of D.R. Horton, Inc. and subsidiaries, at September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.


                                                /s/ ERNST & YOUNG LLP


Fort Worth, Texas
November 12, 1998

                       D.R. HORTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         As of September 30,
                                                       -------------------------
                                                           1997          1998
                                                       -----------   -----------
                       ASSETS                               (In thousands)
Homebuilding:
Cash.................................................  $    78,228   $    76,754
Inventories:
    Finished homes and construction in progress......      531,941       717,709
    Residential lots - developed and
       under development.............................      479,553       630,252
    Land held for development........................       12,774        10,072
                                                       -----------   -----------
                                                         1,024,268     1,358,033
Property and equipment (net).........................       16,988        25,456
Earnest money deposits and other assets..............       56,420        74,827
Excess of cost over net assets acquired (net)........       37,717        56,782
                                                       -----------   -----------
                                                         1,213,621     1,591,852
                                                       -----------   -----------
Financial Services:
Mortgage loans held for sale.........................       34,072        72,325
Other assets.........................................          630         3,658
                                                       -----------   -----------
                                                            34,702        75,983
                                                       -----------   -----------
                                                       $ 1,248,323   $ 1,667,835
                                                       ===========   ===========
                     LIABILITIES
Homebuilding:
Accounts payable and other liabilities...............  $   165,309   $   259,005
Notes payable:
   Unsecured:
       Revolving credit facility due 2002............      227,275       455,000
       8 3/8% senior notes due 2004, net.............      147,370       147,754
       10% senior notes due 2006, net................      148,462       147,156
       6 7/8% convertible subordinated notes
          due 2002, net..............................       86,250        58,794
   Other secured.....................................       23,195        17,303
                                                       -----------   -----------
                                                           632,552       826,007
                                                       -----------   -----------
                                                           797,861     1,085,012
                                                       -----------   -----------
Financial Services:
Other liabilities....................................          506         1,444
Notes payable to financial institutions..............       18,188        28,497
                                                       -----------   -----------
                                                            18,694        29,941
                                                       -----------   -----------
                                                           816,555     1,114,953
                                                       -----------   -----------
Minority interest....................................        3,902         3,446
                                                       -----------   -----------
                 STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 30,000,000
    shares authorized, no shares issued..............           --            --
Common stock, $.01 par value, 100,000,000 shares
    authorized, 52,749,527 shares at September 30,
    1997 and 55,836,733 at September 30, 1998,
    issued and outstanding...........................          527           558
Additional capital...................................      268,631       301,503
Retained earnings....................................      158,708       247,375
                                                       -----------   -----------
                                                           427,866       549,436
                                                       -----------   -----------
                                                       $ 1,248,323   $ 1,667,835
                                                       ===========   ===========

           See accompanying notes to consolidated financial statements

                       D.R. HORTON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                               Year Ended September 30,
                                     -------------------------------------------
                                          1996           1997           1998
                                      -----------    -----------    -----------
                                     (In thousands, except net income per share)
Homebuilding:
Revenues
   Home sales.......................  $ 1,124,409    $ 1,532,691    $ 2,138,203
   Land/lot sales...................       11,844         34,764         16,846
                                      -----------    -----------    -----------
                                        1,136,253      1,567,455      2,155,049
Cost of sales
   Home sales.......................      918,152      1,259,045      1,749,743
   Land/lot sales...................       11,907         33,539         15,867
                                      -----------    -----------    -----------
                                          930,059      1,292,584      1,765,610
Gross profit
   Home sales.......................      206,257        273,646        388,460
   Land/lot sales...................          (63)         1,225            979
                                      -----------    -----------    -----------
                                          206,194        274,871        389,439
Selling, general and
  administrative expense............      116,107        163,034        216,444
Interest expense....................        7,456         10,234         14,020
Other (income)......................       (2,414)        (3,981)        (4,945)
                                      -----------    -----------    -----------
                                           85,045        105,584        163,920
                                      -----------    -----------    -----------
Financial Services:
Revenues............................       11,481         10,967         21,892
Selling, general and
  administrative expense............        7,028          8,733         15,244
Interest expense....................        1,785            664          2,220
Other (income)......................       (2,101)        (1,396)        (2,668)
                                      -----------    -----------    -----------
                                            4,769          2,966          7,096
                                      -----------    -----------    -----------
Merger costs........................           --             --         11,917
                                      -----------    -----------    -----------
      INCOME BEFORE INCOME TAXES
      AND EXTRAORDINARY LOSS........       89,814        108,550        159,099
Provision for income taxes..........       36,648         43,588         65,719
                                      -----------    -----------    -----------
Income from continuing operations...       53,166         64,962         93,380
                                      -----------    -----------    -----------
Extraordinary loss:
Loss on extinguishment of debt,
  net of taxes of $4,807............       (6,918)            --             --
                                      -----------    -----------    -----------
      NET INCOME....................  $    46,248    $    64,962    $    93,380
                                      ===========    ===========    ===========
Basic earnings per common share:
  Income from continuing operations.  $      1.15    $      1.28    $      1.75
  Extraordinary loss ...............        (0.15)            --             --
  Net income .......................  $      1.00    $      1.28    $      1.75
                                      ===========    ===========    ===========
Diluted earnings per common share:
  Income from continuing operations.  $      1.07    $      1.15    $      1.56
  Extraordinary loss ...............        (0.14)            --             --
    Net income .....................  $      0.93    $      1.15    $      1.56
                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                             Total
                                                        Common   Additional   Retained   Stockholders'
                                                         Stock     Capital    Earnings      Equity
                                                        ------   ----------   --------   -------------
                                                        (In thousands, except common stock share data)

Balances at October 1, 1995............................ $  411   $  150,568   $ 65,573    $   216,552
  Net income...........................................     --           --     46,248         46,248
  Stock sold through public offering
     (4,375,000 shares)................................     44       43,149         --         43,193
  Exercise of stock options (277,315 shares)...........      2        1,689         --          1,691
  Issuances under D.R. Horton, Inc. employee benefit
     plans (29,300 shares).............................     --          296         --            296
  Stock dividend.......................................     24       23,938    (23,963)            (1)
  Cash dividends paid to Continental stockholders......     --           --     (1,392)        (1,392)
                                                        ------   ----------   --------   -------------
Balances at September 30, 1996.........................    481      219,640     86,466        306,587
  Continental's net income for the period from
     June 1, 1996 through September 30, 1996...........     --           --     11,150         11,150
  Net income...........................................     --           --     64,962         64,962
  Stock sold through public offering
     (3,838,800 shares)................................     37       39,909         --         39,946
  Stock issued as partial consideration for
     acquisition (844,444 shares)......................      8        9,142         --          9,150
  Exercise of stock options (289,930 shares)...........      3        2,256         --          2,259
  Issuances under D.R. Horton, Inc. employee benefit
     plans (33,350 shares).............................     --          310         --            310
  Repurchase of common stock...........................     (2)      (2,626)        --         (2,628)
  Cash dividends paid
     ($.06 per share to D.R. Horton stockholders)......     --           --     (3,870)        (3,870)
                                                        ------   ----------   --------   -------------
Balances at September 30, 1997.........................    527      268,631    158,708        427,866
  Net income...........................................     --           --     93,380         93,380
  Stock issued as partial consideration for
     acquisition (70,249 shares).......................      1        1,124         --          1,125
  Issuances under D.R. Horton, Inc. employee
     benefit plans (27,098 shares).....................     --          483         --            483
  Exercise of stock options (374,514 shares)...........      4        4,429         --          4,433
  Conversion of convertible subordinated notes
     (2,586,174 shares)................................     26       26,836         --         26,862
  Cash dividends paid
     ($.0875 per share to D.R. Horton stockholders)....     --           --     (4,713)        (4,713)
                                                        ------   ----------   --------   -------------
Balances at September 30, 1998......................... $  558   $  301,503   $247,375   $    549,436
                                                        ======   ==========   ========   =============


           See accompanying notes to consolidated financial statements

                       D.R. HORTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Year Ended September 30,
                                                             ------------------------------
                                                               1996       1997       1998
                                                             --------   --------   --------
                                                                       (In thousands)
OPERATING ACTIVITIES
Net income.................................................. $ 46,248   $ 64,962   $ 93,380
Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization..........................    5,773      7,660      9,828
     Extraordinary loss on extinguishment of debt...........   11,725         --         --
     Expense associated with issuance of stock under
        employee benefit plans..............................      229        306        999
Changes in operating assets and liabilities:
        Increase in inventories............................. (110,879)  (171,645)  (261,189)
        Decrease/(increase) in earnest money deposits
           and other assets.................................   17,996    (11,071)   (17,614)
        Increase in mortgage loans held for sale............   (2,757)   (14,789)   (38,253)
        Increase in accounts payable and other liabilities..   23,859     22,572     87,552
                                                             --------   --------   --------
NET CASH USED IN OPERATING ACTIVITIES.......................   (7,806)  (102,005)  (125,297)
                                                             --------   --------   --------
INVESTING ACTIVITIES
     Net purchase of property and equipment.................   (3,248)    (6,894)   (11,582)
     Net cash paid for acquisitions.........................   (2,075)   (53,950)   (34,035)
                                                             --------   --------   --------
NET CASH USED IN INVESTING ACTIVITIES.......................   (5,323)   (60,844)   (45,617)
                                                             --------   --------   --------
FINANCING ACTIVITIES
     Proceeds from notes payable............................  238,987    222,680    416,093
     Repayment of notes and bonds payable................... (285,713)  (242,946)  (246,856)
     Retirement of notes and bonds payable.................. (158,563)        --         --
     Issuance of Convertible Subordinated Notes.............   83,279         --         --
     Issuance of Senior Notes payable.......................  125,925    167,416         --
     Repurchase of stock....................................       --     (2,628)        --
     Proceeds from common stock offerings and stock
        associated with certain employee benefit plans......   43,260     39,950        483
     Proceeds from exercise of stock options................    1,690      2,117      4,433
     Cash dividends paid....................................   (1,392)    (3,523)    (4,713)
                                                             --------   --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................   47,473    183,066    169,440
                                                             --------   --------   --------
INCREASE / (DECREASE) IN CASH...............................   34,344     20,217     (1,474)
     Cash at beginning of year..............................   33,720     58,011     78,228
                                                             --------   --------   --------
     Cash at end of year.................................... $ 68,064   $ 78,228   $ 76,754
                                                             ========   ========   ========
     Supplemental cash flow information:
     Interest paid.......................................... $  9,221   $  9,915   $ 15,937
                                                             ========   ========   ========
     Income taxes paid...................................... $ 32,573   $ 47,563   $ 65,863
                                                             ========   ========   ========

           See accompanying notes to consolidated financial statements

                       D.R. HORTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business: D.R. Horton, Inc. (the Company) is a national builder that is engaged primarily in the construction and sale of single-family housing in 41 markets and 23 states in the United States. The Company designs, builds and sells single-family houses on lots developed by the Company and on finished lots which it purchases, ready for home construction. Periodically, the Company sells lots it has developed. The Company also provides title agency and mortgage brokerage services to its homebuyers. The Company does not retain or service the mortgages that it originates but, rather sells the mortgages and related servicing rights to investors.

     Merger: On April 20, 1998, the Company and Continental Homes Holding Corp. (Continental) consummated a merger pursuant to which Continental was merged into the Company, with 2.25 shares of the Company common shares exchanged for each outstanding share of Continental. Approximately 15,459,500 Horton common shares were issued to effect the merger. The merger with Continental was treated as a pooling of interests for accounting purposes. Therefore, all financial amounts have been presented as if Continental and the Company had been combined at the earliest period presented.

     Prior to the merger, Continental had a fiscal year end of May 31, and accordingly, the Continental statements of income, stockholders' equity and cash flows for the year ended May 31, 1996 have been combined with the Company's statements of income, stockholders' equity and cash flows for the fiscal year ended September 30, 1996. Continental's 1997 balance sheet and the related statements of income and cash flows have been conformed to the Company's fiscal year end of September 30, 1997.

     As permitted by regulations of the Securities and Exchange Commission, Continental's operations for the four-month period ended September 30, 1996 have been omitted from the statements of income, and cash flows. Continental's revenues, cost of sales, income before taxes and net income for this four month period were $234.4 million, $191.6 million, $18.8 million and $11.2 million, respectively.

     The results of operations for the separate companies prior to combination and the combined amounts presented in the consolidated financial statements are:

                                                                      Six Months
                                                                         Ended
                                          Year Ended September 30,     March 31,
                                          ------------------------    ----------
                                             1996          1997          1998
                                          ----------    ----------    ----------
Revenue
    D.R. Horton, Inc...................   $  547,336    $  837,280    $  508,603
    Continental........................      588,917       730,175       358,910
                                          ----------    ----------    ----------
    Combined...........................   $1,136,253    $1,567,455    $  867,513
                                          ==========    ==========    ==========
Net income
    D.R. Horton, Inc...................   $   27,379    $   36,204    $   22,574
    Continental........................       18,869        28,758        15,242
                                          ----------    ----------    ----------
    Combined...........................   $   46,248    $   64,962    $   37,816
                                          ==========    ==========    ==========
Extraordinary loss, net
    D.R. Horton, Inc...................   $       --    $       --    $       --
    Continental........................       (6,918)           --            --
                                          ----------    ----------    ----------
    Combined...........................   $   (6,918)   $       --    $       --
                                          ==========    ==========    ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

     Accounting Principles: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

     Statements of Financial Accounting Standards: Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosure about Segments of an Enterprise and Related Information", issued in June 1997, establishes annual and interim reporting requirements for an enterprise's operating segments and related disclosures about its products and services, geographical areas in which it operates and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Adoption of SFAS 131 is not expected to materially impact the Company.

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued with adoption required in fiscal year 2000, when the Company plans to adopt the Statement. At the time of adoption, the Company must recognize all derivatives on the balance sheet at fair value with adjustments recorded through income in certain situations. The Company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the Company at the time of adoption.

     Cash: The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Amounts in transit from title companies for home closings are included in cash.

     Cost of Sales: Cost of sales includes home warranty costs, purchased discounts for customer financing, and sales commissions paid to third parties.

     Excess of Cost Over Net Assets Acquired: The excess of amounts paid for business acquisitions over the net fair value of the assets acquired and liabilities assumed is amortized using the straight-line method over periods ranging from five to twenty five years. Additional consideration paid in subsequent periods under the terms of purchase agreements are included as acquisition costs. Amortization expense was $1,589,000, $2,296,000 and $3,427,000 in fiscal 1996, 1997 and 1998, respectively. Accumulated amortization was $9,545,000 and $11,635,000 at September 30, 1997 and 1998, respectively.

     Interest.   The  Company   capitalizes   interest  during  development  and
construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the home buyer. Interest costs are (in thousands):

                                                    Year Ended September 30,
                                                 ------------------------------
                                                   1996       1997       1998
                                                 --------   --------   --------
  Capitalized interest, beginning of year......  $ 13,873   $ 18,004   $ 28,952
  Interest incurred - homebuilding.............    37,257     50,505     68,216
  Interest expensed:
    Directly-homebuilding......................    (7,456)   (10,234)   (14,020)
    Amortized to cost of sales.................   (25,670)   (29,323)   (47,995)
                                                  -------    -------    -------
  Capitalized interest, end of year............  $ 18,004   $ 28,952   $ 35,153
                                                  =======    =======    =======

                       D.R. HORTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Inventories: Finished inventories are stated at the lower of accumulated cost or fair value less costs to sell. Inventories under development or held for development are stated at accumulated costs, unless such costs would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are measured at fair value, less costs of disposal.

     Sold units are expensed on a specific identification basis as cost of sales. Included in inventories are related interest and property taxes which are capitalized in inventory during the development and construction periods.
Residential lots are transferred to construction in progress when building permits are requested. Land and development costs are allocated to individual lots on a prorata basis.

     Earnings Per Share: The Company adopted SFAS 128, "Earnings Per Share" during fiscal 1998 and restated earnings per share amounts for all periods in conformity with the Statement.

     Basic earnings per share is based upon the weighted average number of shares of common stock outstanding during each year.

     Diluted earnings per share is based upon the weighted average number of shares of common stock outstanding during each year, adjusted for the effects of dilutive securities.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                     Year Ended September 30,
                                                  ------------------------------
                                                    1996       1997       1998
                                                  --------   --------   --------
Numerator:
  Income from continuing operations............   $ 53,166   $ 64,962   $ 93,380
Effect of dilutive securities:
     Interest expense associated with 6 7/8%
       convertible subordinated notes, net.....      2,778      3,498      3,322
                                                  --------   --------   --------
  Numerator for diluted earnings per
     share after assumed conversions...........   $ 55,944   $ 68,460   $ 96,702
                                                  ========   ========   ========
Denominator:
  Denominator for basic earnings per
     share - weighted-average shares...........     46,398     50,580     53,328
Effect of dilutive securities:
     6 7/8% convertible subordinated
       notes...................................      5,603      8,172      7,633
     Employee stock options....................        528        568      1,125
                                                  --------   --------   --------
     Denominator for diluted earnings
      per share - adjusted weighted
      average shares and assumed
      conversions..............................     52,529     59,320     62,086
                                                  ========   ========   ========

     Minority Interest: The Company has a joint venture arrangement on a land project whereby the Company is entitled to 55% of the profits and/or losses and is the managing partner. The financial position and results of operations of the joint venture are consolidated for financial statement purposes and the partners' equity position is disclosed as a minority interest.

     Property and Equipment: Property and equipment, including model home furniture, are stated on the basis of cost. Major renewals and improvements are capitalized. Repairs and maintenance are expensed as incurred. Depreciation generally is provided using the straight-line method over the estimated useful life of the asset. Accumulated depreciation was $12,847,000 and $18,944,000 as of September 30, 1997 and 1998, respectively.

                       D.R. HORTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Reclassifications: Certain financial statement amounts in 1996 and 1997 have been reclassified to conform with the 1998 presentation.

     Revenue Recognition: Revenue generally is recognized at the time of the closing of a sale, when title to and possession of the property transfer to the buyer.

     Mortgage loans: Mortgage loans held for sale are reported net of discounts and are stated at the lower of cost or market on an aggregate basis which approximates the fair value. Any gain or loss on the sale of loans is recognized at the time of sale. Loan origination fees, net of the related direct origination costs, are deferred as an adjustment to the carrying value of the related mortgage loans held for sale and are recognized in income upon the sale of the mortgage loans.


NOTE B -- NOTES PAYABLE

     In June, 1998, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for up to $400 million of the Company's debt and equity securities. The universal shelf registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock and/or common stock.


Homebuilding:

     The Company has a $825 million unsecured revolving bank credit facility maturing in April, 2002, of which $50 million is reserved for use as standby letters of credit. The revolving credit facility was increased from $625 million during 1998. Borrowings bear daily interest at rates based upon federal funds or the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company's ratio of debt to tangible net worth. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees. The weighted average interest rates of the unsecured bank debt at September 30, 1997 and 1998 were 7.2% and 6.2%, respectively.

     In April 1996, the Company issued $130,000,000 principal amount of 10% Senior Notes due April 15, 2006. In January 1997, the Company issued an additional $20,000,000 principal amount of its 10% Senior Notes due April 15, 2006. The 10% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2001 at redemption prices decreasing from 105%.

     In June, 1997 the Company issued $150 million of 8 3/8% Senior Unsecured Notes. The 8 3/8% Senior Notes, which are due June 15, 2004, with interest payable semi-annually, represent unsecured obligations of the Company. The 8 3/8% Senior Notes are not redeemable except that 35% of the amount originally issued can be redeemed with proceeds of a public equity offering by the Company at a redemption price of 108.375% through June 15, 2000.

     Both series of the Senior Notes are senior obligations of the Company and rank pari passu in right of payment to all existing and future unsecured indebtedness of the Company. These Notes are guaranteed by the majority of the Company subsidiaries. Upon a change of control of the Company, holders of both the 8 3/8% and 10% Senior Notes have the right to require the Company to redeem the Senior Notes at a price of 101% of the par amount, along with accrued and unpaid interest.

     The bank credit facilities and the Senior Notes indentures contain covenants which, taken together, limit investments in inventory, stock repurchases, cash dividends and other restricted payments, incurrence of indebtedness, asset dispositions and creation of liens, and require certain levels of tangible net worth. At September 30, 1998, these covenants limit the additional debt the Company could incur to $364.5 million.

                       D.R. HORTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The Company is required to comply with certain covenants contained in its bank agreements and its Senior Notes indentures. The most restrictive of these requirements allows the Company to pay cash dividends on its common stock in an amount not to exceed, on a cumulative basis, 50% of consolidated net income, as defined, subject to certain other adjustments. Pursuant to the most restrictive of these requirements, the Company had approximately $65.6 million available for the payment of dividends and for the acquisition by the Company of its common stock at September 30, 1998.

     The Company uses interest rate swap agreements to help manage a portion of its interest rate exposure. The agreements convert a notional amount of $300 million from a variable rate to a fixed rate. $200 million of these agreements are cancellable by a third party during periods where LIBOR exceeds 7%. The agreements expire at dates through September, 2008. The Company does not expect non-performance by the counterparty, a major U.S. bank, and any losses incurred in the event of non-performance would not be expected to be material. Net payments or receipts under the Company's interest rate swap agreements are recorded as adjustments to interest incurred. As a result of these agreements, the Company incurred additional net interest cost of $0.7 million and $0.3 million during 1997 and 1998, respectively.

     In November and December 1995, the Company issued $86,250,000 principal amount of 6 7/8% Convertible Subordinated Notes due November 1, 2002. The Notes are convertible at a rate of 94.73625 shares of Common Stock per $1,000 principal amount of Notes at any time prior to maturity. The Notes are redeemable in whole or in part at the option of the Company at any time on or after November 1, 1998, at redemption prices decreasing from 103.438%. The Notes are subordinated to all senior indebtedness of the Company. During fiscal 1998, conversions of these securities for common stock reduced the amount outstanding at September 30, 1998 to $58.8 million. Subsequent to September 30, 1998, essentially all the principal amount of these notes were converted by the holders to 5.6 million shares of common stock.

     Maturities of notes payable, excluding the convertible debt and assuming the revolving bank facility is not extended, are $16.1 million in 1999, $0.6 million in 2000, $455.2 million in 2002, $0.4 million in 2003, and $294.9 million thereafter.


Financial Services:

     The Company has a $75 million mortgage warehouse line payable to financial institutions, secured by mortgage loans held for sale, maturing August 1999 at LIBOR + 1%. These notes payable enable the Company's wholly-owned subsidiary, CH Mortgage Company I, Ltd., to perform its loan origination and warehousing functions.

                       D.R. HORTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE C -- ACQUISITIONS

     In fiscal 1996, 1997 and 1998, the Company made the following acquisitions:

       Company Acquired                       Date Acquired       Consideration
       ----------------                   ---------------------- ---------------
Westchester Homes
     (Dallas)............................ June 1996              $  9.1 million
Trimark Communities, L.L.C. (Denver) and
     SGS Communities, Inc. (New Jersey).. October, December 1996 $ 28.8 million
Torrey Group (Atlanta, Raleigh,
     Charlotte, Greenville S.C.)......... February 1997          $136.7 million
C. Richard Dobson Builders, Inc.
     (Southeastern seaboard)............. February 1998          $ 75.8 million
Mareli Construction and Development,
     L.L.C. (Louisville) and
     RMP Properties, Inc. (Portland)..... May, June 1998         $ 25.2 million

     Consideration includes cash paid, Company stock issued, and assumption of certain accounts payable and notes payable, which were repaid subsequent to the acquisitions.

     Except for the Torrey Group and Dobson Builders, the above acquisitions contain provisions for additional consideration to be paid annually for up to four years subsequent to the acquisition date. The additional consideration is based upon subsequent pretax income, adjusted for a preferential return to the Company. Such additional consideration will be recorded when paid as excess of cost over net assets acquired, which is amortized using the straight line method over a period ranging from 5 to 25 years. All of the acquired companies are involved in homebuilding and land development. The Company has accounted for these acquisitions under the purchase method and has included the operations of the acquired businesses in its Consolidated Statements of Income since their acquisition.

     The following unaudited pro forma summaries of combined operations were prepared to illustrate the estimated effects of the 1997 acquisitions of Trimark, SGS and Torrey as if such acquisitions had occurred on the first day of the respective periods presented. Pro forma information for the 1998 acquisitions of Dobson, Mareli and RMP is not significantly different from historical results and is not presented. The pro forma information should be read in conjunction with the historical financial statements and notes thereto. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of the results which would have been obtained if the acquisitions had been effected throughout the period. The pro forma financial information is based upon the purchase method of accounting.

                                                                 Year ended
                                                             September 30, 1997
                                                           ---------------------
                                                           (In thousands, except
                                                            earnings per share)
Revenues..................................................    $     1,656,530
Income from continuing operations.........................             66,188
Net income................................................             65,866
Basic earnings per common share:
   Net income from continuing operations..................               1.30
Diluted earnings per common share:
   Net income from continuing operations..................               1.17

                       D.R. HORTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE D -- STOCKHOLDERS' EQUITY

     On April 22, 1996, the Board of Directors declared an 8% common stock dividend. Since this stock dividend occurred prior to the merger with Continental, only D.R. Horton, Inc. stockholders at the time of the transaction participated in it.

     In June 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission to issue, from time to time, up to 10 million shares of registered common stock in connection with future acquisitions.

     Subsequent to year end, the Board of Directors authorized the repurchase of up to $100 million each of the Company's common stock and senior debt securities, as market conditions warrant.


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

     The difference between income tax expense and tax computed by applying the federal statutory income tax rate to income before taxes is due primarily to the effect of applicable state income taxes (4% to 6%) and, in 1998, certain non-deductible merger costs (1%).

     Income tax expense from continuing operations was:

                                                   Year ended September 30,
                                               --------------------------------
                                                 1996        1997        1998
                                               --------    --------    --------
                                                        (In thousands)
  Current:
   Federal.................................    $ 35,134    $ 45,318    $ 61,897
   State...................................       3,845       5,113       6,938
                                                -------     -------     -------
                                                 38,979      50,431      68,835
                                                -------     -------     -------
  Deferred:
   Federal.................................      (2,117)     (6,195)     (2,788)
   State...................................        (214)       (648)       (328)
                                                -------     -------     -------
                                                 (2,331)     (6,843)     (3,116)
                                                -------     -------     -------
                                               $ 36,648    $ 43,588    $ 65,719
                                                =======     =======     =======


NOTE F -- EMPLOYEE BENEFIT PLANS

     The Company has 401(k) plans for Company employees. The Company matches portions of employees' voluntary contributions. Additional employer contributions in the form of profit sharing are at the discretion of the Company. Expenses for these Plans were $1,023,000, $1,200,000 and $1,977,000 for 1996, 1997 and 1998, respectively.

                       D.R. HORTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The Company's Supplemental Executive Retirement Plans (SERP's) are non-qualified deferred compensation programs that provide benefits payable to certain management employees upon retirement, death, or termination of employment with the Company. Under one SERP, the Company accrues an unfunded benefit, as well as an interest factor based upon a predetermined formula. The Company recorded $313,000, $543,000 and $573,000 of expense for this plan in 1996, 1997 and 1998, respectively.

     Effective January 1, 1994, the Company adopted the D.R. Horton, Inc. Stock Tenure Plan (an Employee Stock Ownership Plan), covering those employees generally not participating in the stock option or SERP benefit plans. Contributions are made at the discretion of the Company. Expenses related to Company contributions of common stock to the Plan of $229,000, $309,000 and $999,000 were recognized for 1996, 1997 and 1998, respectively.

     The Company Stock Incentive Plans provide for the granting of stock options to certain key employees of the Company to purchase shares of common stock. Options are granted at exercise prices which approximate the market value of the Company's common stock at the date of the grant. Options generally expire 10 years after the dates on which they were granted. Options vest over periods of 3 to 10 years. There were 264,007 and 635,848 shares available for future grants under the Plans at September 30, 1997 and 1998, respectively.

     Activity under the plan is:

                           1996                1997                 1998
                   -------------------  -------------------  -------------------
                              Weighted             Weighted             Weighted
                               Average              Average              Average
                              Exercise             Exercise             Exercise
                    Options    Prices    Options    Prices    Options    Prices
                   ---------  --------  ---------  --------  ---------  --------
Stock Options
Outstanding at be-
 ginning of year.. 2,332,946   $ 6.31   2,825,501   $ 7.09   3,544,295   $ 8.16
Transitional
 period...........   126,234      --         --        --         --        --
Granted...........   637,750     9.90   1,106,500    10.05   1,075,000    22.06
Exercised.........  (277,315)    3.57    (268,904)    4.30    (388,857)    6.46
Cancelled.........  (140,022)    8.36    (118,802)    8.54    (112,824)    7.83
Effects of stock
 dividends........   145,908     6.69        --        --         --        --
                     -------    -----   ---------    -----   ---------    -----
Outstanding at
 end of year...... 2,825,501   $ 7.09   3,544,295   $ 8.16   4,747,614   $13.30
                   =========    =====   =========    =====   =========    =====
Exercisable at
 end of year......   887,079   $ 4.99     961,718   $ 5.98     968,608   $ 6.80
                   =========    =====   =========    =====   =========    =====

     Exercise prices for options outstanding at September 30, 1998, ranged from $1.804 to $22.6875.

                       D.R. HORTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The weighted average remaining contractual lives of those options are:

                            Outstanding                     Exercisable
                   ------------------------------  -----------------------------
                              Weighted  Weighted              Weighted  Weighted
                               Average   Average               Average   Average
Exercise Price                Exercise  Maturity              Exercise  Maturity
    Range           Options     Price    (Years)    Options     Price    (Years)
---------------   ---------  --------  --------   ---------  --------  --------
Less than $9...    1,371,937   $ 6.21      5.4       702,056   $ 5.59      4.8
$9 - $18.......    1,690,677    10.25      8.0       266,552     9.99      7.4
More than $18..    1,685,000    22.12      9.8           --       --       --
                   ---------    -----     ----       -------    -----     ----
  Total........    4,747,614   $13.30      7.9       968,608   $ 6.80      5.5
                   =========    =====     ====       =======    =====     ====

     The Company has elected to follow Accounting Principles Board Opinion No. 25, in accounting for its employee stock options. The exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, and therefore no compensation expense is recognized. SFAS No. 123 requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense for option awards granted in fiscal 1996, 1997 and 1998. Management believes the fiscal 1996, 1997 and 1998 pro forma amounts may not be representative of the effects of option awards on future pro forma net income and pro forma net income per share because options granted before 1996 are not considered in these calculations. Application of the fair value method, as specified by SFAS 123, would decrease net income by $118,000 ($0.01 per diluted share), $398,000 ($0.01 per diluted share) and $815,000 ($0.01 per diluted share) in 1996, 1997 and 1998, respectively.

     The weighted average fair value of grants made in 1998 was $10.09.

     The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

                                                             1997         1998
                                                           --------     --------
  Risk free interest rate...............................     6.16%        4.82%
  Expected life (in years)..............................      6.7          7.0
  Expected volatility...................................    34.69%       36.71%
  Expected dividend yield...............................      .59%         .38%


NOTE G -- FINANCIAL INSTRUMENTS

     The fair values of the Company's financial instruments are based on quoted market prices, where available, or are estimated. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature, involve matters of judgment and therefore, cannot be determined with precision. Estimated fair values are significantly affected by the assumptions used.

                       D.R. HORTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The table below sets for the carrying values and estimated fair values of the Company's financial instruments (in thousands).

                                            1997                   1998
                                    --------------------    --------------------
                                    Carrying   Estimated    Carrying   Estimated
                                      Value   Fair Value      Value   Fair Value
                                    --------  ----------    --------  ----------
HOMEBUILDING:
Liabilities
  8 3/8% Senior notes.............  $147,370   $151,500     $147,754   $147,375
  10% Senior notes................   148,462    159,000      147,156    154,467
  6 7/8% Convertible subordinated
     notes........................    86,250    101,775       58,794     89,119
Off-balance sheet financial
 instruments
  Interest rate swaps.............       -0-      1,914          -0-       (422)
FINANCIAL SERVICES:
Assets
  Mortgage loans held for sale....    34,072     34,806       72,261     73,013

     The Company used the following methods and assumptions in estimating fair values:

     For cash and cash equivalents, the revolving credit facility, other notes payable, and standby letters of credit the carrying amounts reported in the balance sheet approximate fair values due to their short maturity or floating interest rate terms, as applicable.

     For senior notes, convertible subordinated notes, mortgage loans held for sale, interest rate swaps and mortgage loans held for sale, the fair values of these financial instruments are estimated based on quoted market prices for similar financial instruments.


NOTE H -- COMMITMENTS AND CONTINGENCIES

     The Company is involved in lawsuits and other contingencies in the ordinary course of business. Management believes that, while the ultimate outcome of the contingencies cannot be predicted with certainty, the ultimate liability, if any, will not have a material adverse effect on the Company's financial position.

     In the ordinary course of business, the Company enters into option agreements to purchase land and developed lots. At September 30, 1998, cash deposits of approximately $16.4 million and promissory notes approximating $2.3 million secured the Company's performance under these agreements.

     Additionally, in the normal course of its business activities, the Company provides standby letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At September 30, 1998, outstanding standby letters of credit were $19.8 million and performance bonds were $140.1 million. The Company has an additional capacity of $30.2 million for standby letters of credit under its revolving credit facility.

                       D.R. HORTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The Company leases office space under noncancelable operating leases. Minimum annual lease payments under these leases at September 30, 1998 approximate:

                                                          (In thousands)
         1999.........................................      $      2,607
         2000.........................................             2,230
         2001.........................................             1,529
         2002.........................................               997
         2003.........................................               730
         Thereafter...................................             1,440
                                                               ---------
                                                            $      9,533
                                                               =========

     Rent expense approximated  $2,594,000,  $3,177,000 and $4,674,000 for 1996,
1997 and 1998, respectively.


NOTE I -- SUMMARIZED FINANCIAL INFORMATION

     The 8 3/8% and the 10% Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's direct and indirect subsidiaries other than certain inconsequential subsidiaries. Each of the guarantors is a wholly-owned subsidiary of the Company. Summarized financial information of the Company and its subsidiaries is presented below. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

     As of and for the periods ended (in thousands):


September 30, 1998

                  D.R. Horton,  Guarantor   Nonguarantor Intercompany
                      Inc.     Subsidiaries Subsidiaries Eliminations    Total
                  ------------ ------------ ------------ ------------ ----------
Total assets...... $1,169,347   $1,548,554   $  119,769  $(1,169,835) $1,667,835
Total liabilities.    906,014    1,272,398      101,121   (1,161,134)  1,118,399
Revenues..........    362,847    1,777,833       36,261         --     2,176,941
Gross profit......     44,553      342,300        2,586         --       389,439
Net income........      2,140       88,128        3,112         --        93,380


September 30, 1997

                  D.R. Horton,  Guarantor   Nonguarantor Intercompany
                      Inc.     Subsidiaries Subsidiaries Eliminations    Total
                  ------------ ------------ ------------ ------------ ----------
Total assets...... $  620,636   $  934,497   $   66,666  $  (373,476) $1,248,323
Total liabilities.    396,853      751,672       44,573     (372,641)    820,457
Revenues..........    286,568    1,269,391       22,463         --     1,578,422
Gross profit......     51,484      222,040        1,347         --       274,871
Net income........      4,248       59,373        1,341         --        64,962


September 30, 1996

                  D.R. Horton,  Guarantor   Nonguarantor Intercompany
                      Inc.     Subsidiaries Subsidiaries Eliminations    Total
                  ------------ ------------ ------------ ------------ ----------
Total assets...... $  353,363   $  598,441   $   30,513  $  (140,970) $  841,347
Total liabilities.    197,055      464,004        8,999     (140,095)    529,963
Revenues..........    269,853      866,400       11,481         --     1,147,734
Gross profit......     47,346      158,873          (25)        --       206,194
Net income........      4,747       38,715        2,786         --        46,248

                       D.R. HORTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE J -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Quarterly results of operations are (in thousands, except for per share amounts):

                                                    1998
                              --------------------------------------------------
                                             Three Months Ended
                              --------------------------------------------------
                               September 30   June 30    March 31    December 31
                              -------------  ---------  ----------  ------------
Revenues....................       $686,921   $613,864    $452,959      $423,197
Gross margin................        123,699    109,208      80,413        76,119
Net income..................         32,476     23,088      19,492        18,324
Net income per common share.           0.59       0.44        0.37          0.35
Diluted net income per
  common share..............           0.53       0.39        0.33          0.31
                                                    1997
                              --------------------------------------------------
                                             Three Months Ended
                              --------------------------------------------------
                               September 30   June 30    March 31    December 31
                              -------------  ---------  ----------  ------------

Revenues....................       $480,868   $437,631    $326,190      $333,733
Gross margin................         86,188     72,940      56,871        58,872
Net income..................         21,750     15,623      12,184        15,405
Net income per share........           0.41       0.30        0.25          0.32
Diluted net income per
  common share..............           0.37       0.27        0.23          0.29

                       D.R. HORTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth under the caption "Election of Directors" at pages 2 through 5, and the caption "Section 16(a) Beneficial Ownership Reporting Compliance" at page 16, of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 15, 1999 and incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth under the caption "Executive Compensation" at page 8 through "Compensation Committee Interlocks and Insider Participation" at page 11 of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 15, 1999 and incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth under the caption "Beneficial Ownership of Common Stock" at pages 6 and 7 of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 15, 1999 and incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth under the caption "Executive Compensation--Transactions with Management" at pages 10 and 11 of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 15, 1999 and incorporated herein by reference.


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

   3. Exhibits:

Exhibit
 Number                                    Exhibit
-------                                    -------
  2.1   --   Agreement and Plan of Merger, dated as of December 18, 1997, by and between the  Registrant  and  Continental  Homes Holding Corp.  The
             Registrant agrees to furnish supplementally a copy of omitted schedules to the Commission upon request (1)

  3.1   --   Amended and Restated Certificate of Incorporation, as amended (2)

  3.2   --   Amended and Restated Bylaws (3)

  4.1   --   See Exhibits 3.1 and 3.2

  4.2   --   Indenture,  dated  as  of  June 9, 1997, among the Registrant,  the guarantors  named  therein  and  American  Stock  Transfer  & Trust
             Company, as Trustee (4)

  4.3   --   First  Supplemental  Indenture, dated as of June 9, 1997, among the the  Registrant,  the  guarantors  named therein and American Stock
             Transfer & Trust Company, as Trustee (5)

  4.4   --   Second Supplemental Indenture,  dated  as  of  September 30,  1997, among the  Registrant,  the  guarantors  named therein and American
             Stock Transfer & Trust Company, as Trustee (6)

  4.5   --   Third Supplemental Indenture, dated as of April 17, 1998, among the
             Registrant,   the  guarantors  named  therein  and  American  Stock
             Transfer & Trust Company, as Trustee (7)

  4.6   --   Fourth  Supplemental  Indenture,  dated as of April 20, 1998, among the  Registrant,  the  guarantors  named therein and American Stock
             Transfer & Trust Company, as Trustee (8)

  4.7   --   Fifth Supplemental Indenture, dated  as of  August 31, 1998,  among the  Registrant,  the  guarantors  named therein and American Stock
             Transfer & Trust Company, as Trustee (9)

  4.8   --   Indenture dated as of April 15, 1996  between Continental and First
             Union National Bank, as Trustee (10)

  4.9   --   First Supplemental Indenture, dated as of April 20, 1998, among the
             Registrant,  the guarantors  named therein and First Union National
             Bank, as Trustee (11)

  4.10  --   Second Supplemental Indenture,  dated as of August 31, 1998,  among the  Registrant,  the  guarantors  named  therein  and First  Union
             National Bank, as Trustee (9)

  4.11  --   Indenture  dated  as of  November 1, 1995  between  Continental and
             Manufacturers and Traders Trust Company, as Trustee (12)

  4.12  --   First Supplemental Indenture,  dated as of April 20, 1998,  between the Registrant  and  Manufacturers  and Traders Trust  Company,  as
             Trustee (13)

 10.1   --   Form of  Indemnification Agreement  between the Registrant and each
             of  its  directors   and   executive   officers  and  schedules  of
             substantially identical documents (14)

 10.2   --   D.R. Horton, Inc. 1991 Stock Incentive Plan (15)(16)

 10.2a  --   Amendment No. 1 to 1991 Stock Incentive Plan (15)(16)

 10.2b  --   Amendment No. 2 to 1991 Stock Incentive Plan (15)(16)

 10.2c  --   Amendment No. 3 to 1991 Stock Incentive Plan (16)(17)

 10.2d  --   Amendment No. 4 to 1991 Stock Incentive Plan (16)(17)

 10.2e  --   Amendment No. 5 to 1991 Stock Incentive Plan (16)(18)

 10.2f  --   Amendment No. 6 to 1991 Stock Incentive Plan(16)(19)

 10.3   --   Form of Non-Qualified Stock Option Agreement (Term Vesting)(20)

 10.4   --   Form of Non-Qualified Stock Option Agreement  (Performance Vesting)
             (21)

Exhibit
 Number                                    Exhibit
-------                                    -------
 10.5   --   Form of Incentive Stock Option (Term Vesting)(21)

 10.6   --   Form of Incentive Stock Option (Performance Vesting)(21)

 10.7   --   Form of Restricted Stock Agreement (Term Vesting)(21)

 10.8   --   Form of Restricted Stock Agreement (Performance Vesting)(21)

 10.9   --   Form of Stock Appreciation Right Agreement (Term Vesting)(21)

 10.10  --   Form  of  Stock Appreciation Right Agreement  (Performance Vesting)
             (21)

 10.11  --   Form of Stock Appreciation Right Notification (Tandem)(21)

 10.12  --   Form of Performance Share Notification (21)

 10.13  --   Form of Performance Unit Notification (21)

 10.14  --   D.R. Horton, Inc.  Supplemental Executive Retirement Plan No. 1(16)
             (22)

 10.15  --   D.R. Horton, Inc. Supplemental Executive Retirement Trust No. 1(16)
             (22)

 10.16  --   D.R. Horton, Inc. Supplemental Executive Retirement Plan No.  2(16)
             (22)

 10.17  --   Continental  Homes  Holding  Corp. 1988  Stock  Incentive  Plan (as
             amended and restated June 20, 1997)(16)(23)

 10.18  --   Restated Continental Homes Holding Corp. 1986 Stock Incentive Plan,
             and the First Amendment thereto dated June 17, 1987(16)(24)

 10.19  --   Form  of  Stock Option Agreement pursuant to Continental's 1986 and
             1988 Stock Incentive Plans (25)

 10.20  --   Employment  Agreement  dated  as  of   December  1,  1997   between
             Continental and W. Thomas Hickcox(9)(16)

 10.20a --   Amendment  No. 1  to  Employment  Agreement  and  Non - Competition
             Agreement,  dated  December 18, 1997 between the  Registrant and W.
             Thomas Hickcox(16)(26)

 10.21  --   Master Loan  and  Inter-Creditor  Agreement  dated  as of April 21,
             1998, among D.R. Horton,  Inc., as a Borrower;  NationsBank,  N.A.,
             Bank of  America  National  Trust and  Savings  Association,  Fleet
             National Bank, Bank United, Comerica Bank, Credit Lyonnais New York
             Branch, Soci t G n rale, Southwest Agency, The First National Bank of Chicago, PNC Bank, National Association, Amsouth Bank, Bank One,
             Arizona,  NA,  First  American  Bank Texas,  SSB,  Harris Trust and
             Savings Bank, Sanwa Bank California, Norwest Bank Arizona, National
             Association and Summit Bank, as Banks;  and  NationsBank,  N.A., as
             Administrative Agent (27)

 21.1   --   Subsidiaries of D.R. Horton, Inc. (9)

 23.1   --   Consent of Ernst & Young LLP, Fort Worth, Texas (9)

 23.2   --   Consent of Arthur Andersen LLP, Phoenix, Arizona (9)

 27     --   Financial Data Schedule for year ended September 30, 1998 (9)

 99.1   --   Continental Homes Holding Corp.  May 31, 1996 statements of income, stockholders'  equity and cash flows,  with  Report of  Independent
             Auditors, Arthur Andersen LLP (9)
----------
(1) Incorporated by reference from Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-44279), filed with the Commission on January 15, 1998.
(2) Incorporated by reference from Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission on November 22, 1995.
(3) Incorporated by reference from Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed with the Commission on May 14, 1997.
(4) Incorporated by reference from Exhibit 4.1(a) to the Registrant's Registration Statement on Form S-3 (No. 333-27521), filed with the Commission on May 21, 1997.

(5) Incorporated by reference from Exhibit 4.1 to the Registrant's Form 8-K/A dated April 1, 1997, filed with the Commission on June 6, 1997.
(6) Incorporated by reference from Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 8, 1997.
(7) Incorporated by reference from Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with Commission on May 14, 1998.
(8) Incorporated by reference from Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with Commission on May 14, 1998.
(9)    Filed herewith.
(10) Incorporated herein by reference from Exhibit 4.1 to Continental's Annual Report on Form 10-K for the year ended May 31, 1996. The Commission file number for Continental is 1-10700.
(11) Incorporated by reference from Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with Commission on May 14, 1998.
(12) Incorporated by reference from Exhibit 4.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995. The Commission file number for Continental is 1-10700.
(13) Incorporated by reference from Exhibit 4.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with Commission on May 14, 1998.
(14) Incorporated by reference from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission on November 22, 1995; and Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 6, 1998.
(15) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-46554) declared effective by the Commission on June 4, 1992.
(16)   Management contract or compensatory plan arrangement.
(17) Incorporated by reference from the Registrant's Annual Report Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission on December 9, 1994.
(18) Incorporated by reference from Exhibit 10.2e to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission on November 22, 1995.
(19) Incorporated by reference from Exhibit 10.2f to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 8, 1997.
(20) Incorporated by reference from Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (Registration No. 3-81856), filed with the Commission on July 22, 1994.
(21) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed with the Commission on March 29, 1993.
(22) Incorporated by reference from the Registrant's Transitional Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the Commission on December 28, 1993.
(23) Incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 6, 1998.
(24) Incorporated by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 6, 1998.
(25) Incorporated by reference from Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 6, 1998.
(26) Incorporated by reference from Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-44279), filed with the Commission on January 15, 1998.
(27) Incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 6, 1998.


(b) The following reports were filed on Form 8-K by the Registrant during the quarter ended September 30, 1998.

     1. On September 23, 1998, the Registrant filed a Current Report on Form 8-K, dated September 23, 1998 (Item 5), which gave notice that on November 1, 1998, the Registrant would redeem all of its outstanding 6 7/8% Convertible Subordinated Notes, due 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 10, 1998                             D.R. HORTON, INC.


                                                    By:  /s/ Donald R. Horton
                                                        ------------------------
                                                        Donald R. Horton,
                                                        Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                    Title                         Date

 /s/   DONALD R. HORTON          Chairman of the Board         December 10, 1998
--------------------------   (Principal Executive Officer)
       Donald R. Horton

 /s/   BRADLEY S. ANDERSON   Director                          December 10, 1998
--------------------------
       Bradley S. Anderson

 /s/   RICHARD BECKWITT      Director                          December 10, 1998
--------------------------
       Richard Beckwitt

 /s/   RICHARD I. GALLAND    Director                          December 10, 1998
--------------------------
       Richard I. Galland

                             Director
--------------------------
       Thomas Hickcox

 /s/   RICHARD L. HORTON     Director                          December 10, 1998
--------------------------
       Richard L. Horton

 /s/   TERRILL J. HORTON     Director                          December 10, 1998
--------------------------
       Terrill J. Horton

 /s/   DAVID J. KELLER       Treasurer, Chief Financial        December 10, 1998
--------------------------      Officer and Director
       David J. Keller          (Principal Financial
                                Officer and Principal
                                 Accounting Officer)

 /s/   FRANCINE I. NEFF      Director                          December 10, 1998
--------------------------
       Francine I. Neff

 /s/   SCOTT J. STONE        Director                          December 10, 1998
--------------------------
       Scott J. Stone

 /s/   DONALD J. TOMNITZ         Vice Chairman, Chief          December 10, 1998
--------------------------      Executive Officer, and
       Donald J. Tomnitz               Director

                              CORPORATE INFORMATION

     D.R. Horton, Inc. (the "Company") is engaged primarily in the construction and sale of single-family homes. The Company offers high-quality homes with custom features, designed principally for the entry-level and move-up segments.

     Horton has established a unique marketing niche, offering a broader selection of homes that typically have more amenities and greater design flexibility than homes offered by volume builders, at prices that are generally more affordable than those charged by local custom builders. Horton homes range in size from 1,000 to 5,000 square feet and are priced from $80,000 to $600,000. For the year ended September 30, 1998, the Company closed 13,944 homes with an average sales price of approximately $153,300.

     The Company is geographically diversified, operating in 23 states and 41 markets. Plans call for continued expansion in current markets, as well as entry into new markets that have significant entry-level and move-up market segments consistent with the Company's product and pricing strategy.


THE BOARD OF DIRECTORS                       Transfer Agent and Registrar

Donald R. Horton                             American Stock Transfer & Trust Co.
Chairman (2)                                 New York, NY
                                             (800)937-5449
Bradley S. Anderson
First Vice President of                      Investor Relations
CB Richard Ellis, Inc. (1)
                                             Richard Beckwitt
Richard Beckwitt                             D.R. Horton, Inc.
President (2)                                1901 Ascension Blvd., Suite 100
                                             Arlington, Texas  76006
Richard I. Galland
Former Chief Executive Officer and           Annual Meeting
Chairman of Fina, Inc. (1)(2)
                                             January 15, 1999 9:30 a.m. C.S.T.
Richard L. Horton
Former Vice President -                      At the Corporate Offices of
Dallas/Fort Worth East Division              D.R. Horton, Inc.
                                             1901 Ascension Blvd., Suite 100
Terrill J. Horton                            Arlington, Texas  76006
Former Vice President -
Dallas/Fort Worth North Division

David J. Keller
Executive Vice President, Treasurer
and Chief Financial Officer (2)

Francine I. Neff
Former Treasurer of
the United States (1)

Scott J. Stone
Former Vice President -
Eastern Region

Donald J. Tomnitz
Vice Chairman and
Chief Executive Officer (2)
----------
(1)  Audit Committee Member
(2)  Compensation Committee Member