Form 10-Q
period 1998-12-31
HORTON D R INC /DE/
filed 1999-02-16
CIK 882184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.


(Mark One)
 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the Quarterly Period Ended     December 31, 1998
                                -----------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the Transition Period From                     To
                               -------------------    ----------------------

Commission file number   1-14122
                        ---------
                                D.R. HORTON, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              75-2386963
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


1901 Ascension Blvd., Suite 100, Arlington, Texas                   76006
-------------------------------------------------                 ----------
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

    Common stock, $.01 par value -- 64,145,843 shares as of February 10, 1999
                                    ----------

                         This Report contains 18 pages.
                                              --

                                      INDEX

                                D.R. HORTON, INC.


PART I.  FINANCIAL INFORMATION.                                             Page
                                                                            ----

ITEM 1.  Financial Statements.

         Consolidated Balance Sheets--December 31, 1998
               and September 30, 1998.                                         3

         Consolidated Statements of Income--Three Months Ended
               December 31, 1998 and 1997.                                     4

         Consolidated Statement of Stockholders' Equity--Three
               Months Ended December 31, 1998.                                 5

         Consolidated Statements of Cash Flows--Three Months
               Ended December 31, 1998 and 1997.                               6

         Notes to Consolidated Financial Statements.                         7-9

ITEM 2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition.                                        10-14


PART II. OTHER INFORMATION.

ITEM 2.  Changes in Securities.                                               15

ITEM 6.  Exhibits and Reports on Form 8-K.                                 15-17


SIGNATURES.                                                                   18

                       D.R. HORTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   December 31,    September 30,
                                                       1998            1998
                                                   ------------   --------------
                                                          (In thousands)
                                                    (Unaudited)
                                     ASSETS
Homebuilding:
Cash                                                    $93,820          $76,754
Inventories:
 Finished homes and construction in progress            758,019          717,709
 Residential lots - developed and under development     703,528          630,252
 Land held for development                                5,734           10,072
                                                     ----------      -----------
                                                      1,467,281        1,358,033

 Property and equipment (net)                            29,841           25,456
 Earnest money deposits and other assets                 74,808           74,827
 Excess of cost over net assets acquired (net)           62,044           56,782
                                                     ----------      -----------
                                                      1,727,794        1,591,852
                                                     ----------      -----------
Financial Services:
Mortgage loans held for sale                             64,576           72,325
Other assets                                              3,393            3,658
                                                     ----------      -----------
                                                         67,969           75,983
                                                     ----------      -----------
                                                     $1,795,763       $1,667,835
                                                     ==========      ===========

                                   LIABILITIES
Homebuilding:
Accounts payable and other liabilities                 $256,816         $259,005
Notes payable:
 Unsecured:
  Revolving credit facility due 2002                    535,000          455,000
  8 3/8% senior notes due 2004, net                     147,853          147,754
  10% senior notes due 2006, net                        147,187          147,156
  6 7/8% convertible subordinated notes
   due 2002, net                                              -           58,794
 Other secured                                           17,866           17,303
                                                     ----------      -----------
                                                        847,906          826,007
                                                     ----------      -----------
                                                      1,104,722        1,085,012
Financial Services:
Other liabilities                                           991            1,444
Notes payable to financial institutions                  45,435           28,497
                                                     ----------      -----------
                                                         46,426           29,941
                                                     ----------      -----------
                                                      1,151,148        1,114,953
                                                     ----------      -----------
Minority interest                                         3,534            3,446
                                                     ----------      -----------

                              STOCKHOLDERS' EQUITY

Preferred stock, $.10 par value, 30,000,000
 shares authorized, no shares issued                          -                -
Common stock, $.01 par value, 200,000,000
 shares authorized, 61,484,982 at December 31,
 1998 and 55,836,733 at September 30, 1998,
 issued and outstanding.                                    615              558
Additional capital                                      361,708          301,503
Retained earnings                                       278,758          247,375
                                                     ----------      -----------
                                                        641,081          549,436
                                                     ----------      -----------
                                                     $1,795,763       $1,667,835
                                                     ==========      ===========

           See accompanying notes to consolidatedfinancial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months
                                                       Ended December 31,
                                                --------------------------------
                                                   1998                  1997
                                                ----------            ----------
                                                      (In thousands, except
                                                      net income per share)
                                                           (Unaudited)
Homebuilding:
Revenues
    Home sales................................   $611,701              $417,836
    Land/lot sales............................     41,127                   820
                                                ----------            ----------
                                                  652,828               418,656
                                                ----------            ----------
Cost of sales
    Home sales................................    497,375               341,945
    Land/lot sales............................     36,777                   592
                                                ----------            ----------
                                                  534,152               342,537
                                                ----------            ----------
Gross profit
    Home sales................................    114,326                75,891
    Land/lot sales............................      4,350                   228
                                                ----------            ----------
                                                  118,676                76,119

Selling, general and administrative expense...     65,571                45,727
Interest expense..............................      2,793                 2,475
Other (income)................................       (990)               (1,043)
                                                ----------            ----------
                                                   51,302                28,960
                                                ----------            ----------
Financial Services:
Revenues......................................      7,802                 4,541
Selling, general and administrative expense...      4,974                 3,297
Interest expense..............................        743                   317
Other (income)................................       (879)                 (531)
                                                ----------            ----------
                                                    2,964                 1,458
                                                ----------            ----------

    INCOME BEFORE INCOME TAXES................     54,266                30,418
Provision for income taxes....................     21,571                12,094
                                                ----------            ----------
    NET INCOME................................    $32,695               $18,324
                                                ==========            ==========

Net income per share:
    Basic.....................................      $0.54                 $0.35
    Diluted...................................      $0.52                 $0.31
                                                ==========            ==========

Weighted average number of shares of
stock outstanding:
    Basic.....................................     60,011                52,779
    Diluted...................................     62,378                62,131
                                                ==========            ==========



          See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                       Total
                                     Common  Additional  Retained  Stockholders'
                                     Stock    Capital    Earnings     Equity
                                     -------------------------------------------
                                                 (In thousands)
                                                   (Unaudited)

Balances at October 1, 1998           $558    $301,503   $247,375     $549,436

Net income                               -           -     32,695       32,695
Issuance under D.R. Horton, Inc.
 employee benefit plans (466 shares)     -           6          -            6
Exercise of stock options (78,440
 shares)                                 1         928          -          929
Conversion of convertible
 subordinated notes (5,569,343
 shares)                                56      59,271          -       59,327
Cash dividends                           -           -     (1,312)      (1,312)
                                     -------------------------------------------

Balances at December 31, 1998         $615    $361,708    $278,758    $641,081
                                     ===========================================


















          See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Three Months
                                                            Ended December 31,
                                                          ----------------------
                                                            1998          1997
                                                          --------      --------
                                                              (In thousands)
                                                                (Unaudited)

OPERATING ACTIVITIES
  Net income                                              $32,695       $18,324
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                         3,836         2,360
      Expense associated with issuance of stock
        under employee benefit plans                           -            115
      Changes in operating assets and liabilities:
        Increase in inventories                          (109,248)      (65,399)
        Increase in earnest money deposits and
          other assets                                       (895)       (3,633)
        Decrease (increase) in mortgage loans held
          for sale                                          7,749          (163)
        Decrease in accounts payable, accrued
          expenses and customer deposits                     (626)      (14,582)
                                                        ----------    ----------
NET CASH USED IN OPERATING ACTIVITIES                     (66,489)      (62,978)
                                                        ----------    ----------
INVESTING ACTIVITIES
  Net purchase of property and equipment                   (7,053)       (1,157)
  Net cash paid for acquisitions                           (6,300)       (1,851)
                                                        ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                     (13,353)       (3,008)
                                                        ----------    ----------
FINANCING ACTIVITIES
  Net increase in  notes payable                           97,285        61,478
  Proceeds from issuance of stock associated
   with certain employee benefit plans                          6             -
  Proceeds from exercise of stock options                     929           444
  Payment of cash dividends                                (1,312)       (1,090)
                                                        ----------    ----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                 96,908        60,832
                                                        ----------    ----------
   INCREASE (DECREASE) IN CASH                             17,066        (5,154)
Cash at beginning of period                                76,754        78,228
                                                        ----------    ----------
Cash at end of period                                     $93,820       $73,074
                                                        ==========    ==========

Supplemental cash flow information:
  Interest paid                                            $5,302        $4,369
                                                        ==========    ==========
  Income taxes paid                                        $6,031       $13,952
                                                        ==========    ==========




          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                December 31, 1998


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. (the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

Business - The Company is a national builder that is engaged primarily in the construction and sale of single-family housing in the United States. The Company designs, builds and sells single-family houses on lots developed by the Company and on finished lots which it purchases, ready for home construction. Periodically, the Company sells land or lots it has developed. The Company also provides title agency and mortgage brokerage services to its homebuyers.

NOTE B - NET INCOME PER SHARE

Basic net income per share for the three month periods ended December 31, 1998 and 1997, is based on the weighted average number of shares of common stock outstanding. Diluted net income per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.

NOTE C - PROVISIONS FOR INCOME TAXES

Deferred tax liabilities and assets, arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, consist primarily of differences in depreciation, warranty costs and inventory cost capitalization methods and were, as of December 31, 1998, not significant.

The provisions for income tax expense for the three month periods ended December 31, 1998 and 1997, are based on the effective tax rates estimated to be in effect for the respective years. The deferred income tax provisions were not significant in either period.

The difference between income tax expense and tax computed by applying the statutory Federal income tax rate to income before income taxes is due primarily to the effect of applicable state income taxes.

NOTE D - INTEREST

                                                        Three months ended
                                                           December 31,
                                                     --------------------------
                                                        1998            1997
                                                        ----            ----
Interest costs are (in thousands):
   Capitalized interest, beginning of period           $35,153         $28,952
   Interest incurred-homebuilding                       15,283          15,049
   Interest expensed:
      Directly-homebuilding                             (2,793)         (2,475)
      Amortized to cost of sales                       (14,884)         (8,237)
                                                     ----------      ----------
   Capitalized interest, end of period                 $32,759         $33,289
                                                     ==========      ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES

                                December 31, 1998

NOTE E - EVENTS SUBSEQUENT TO QUARTER END

On January 28, 1999, the Company acquired the operating assets (primarily inventories) of Cambridge Homes of Chicago. In the transaction, the Company issued 2,555,911 shares of common stock, valued at $55 million, and assumed debt, consisting primarily of notes payable associated with the acquired assets, of approximately $103 million, which was paid with borrowings under our revolving credit facility. The Cambridge acquisition will be treated as a purchase for accounting purposes. At December 31, 1998, Cambridge had a backlog of homes under contract of approximately $88 million (475 homes).

On February 4, 1999, the Company issued $385 million, 8% senior notes, due February 1, 2009, and realized net proceeds of $377 million, which was used to repay borrowings under the revolving credit facility. The notes contain covenants similar to those of the 8 3/8% and 10% senior notes, the most significant of which limit the Company's ability to incur additional debt, pay dividends on or repurchase common stock, invest in subsidiaries which are not guarantors of the notes, and enter into certain transactions with affiliates.

NOTE F - SUMMARIZED FINANCIAL INFORMATION

The 8%, 8 3/8%, 10% senior notes payable are fully and unconditionally guaranteed, on a joint and several basis, by all direct and indirect subsidiaries other than certain inconsequential subsidiaries. Each of the guarantors is a wholly-owned subsidiary. Summarized financial information of the Company and its subsidiaries, including the non-guarantor subsidiaries, is presented below. Additional financial information relating to the non-guarantor financial services subsidiaries is included in the accompanying primary financial statements. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

As of and for the period ended:  (In thousands)

December 31, 1998                                   Nonguarantor Subsidiaries
                                 D.R.               -------------------------   Inter-
    (Unaudited)                Horton,    Guarantor    Financial               company
                                 Inc.    Subsidiaries   Services    Other    Eliminations    Total
                             ----------  ------------  ---------  ---------  ------------  ----------
  Total assets............   $1,276,543   $1,446,602    $67,969    $39,898   ($1,035,249)  $1,795,763
  Total liabilities.......      931,953    1,091,345     46,426     40,219      (955,261)   1,154,682
  Revenues................      118,894      527,650      7,802      6,284             0      660,630
  Gross profit............       13,197      104,229          0      1,250             0      118,676
  Net income..............        5,174       25,875      1,785       (139)            0       32,695


December 31, 1997                                   Nonguarantor Subsidiaries
                                 D.R.               -------------------------   Inter-
    (Unaudited)                Horton,    Guarantor    Financial               company
                                 Inc.    Subsidiaries   Services    Other    Eliminations    Total
                             ----------  ------------  ---------  ---------  ------------  ----------
  Total assets............   $  663,954   $  985,624    $36,202    $31,799     ($405,110)  $1,312,469
  Total liabilities.......      435,648      768,532     24,455     20,897      (382,667)     866,865
  Revenues................       68,336      347,047      4,541      3,273             0      423,197
  Gross profit............       10,490       64,977          0        652             0       76,119
  Net income..............        1,382       16,390        879       (327)            0       18,324


September 30, 1998                                  Nonguarantor Subsidiaries
                                 D.R.               -------------------------   Inter-
                               Horton,    Guarantor    Financial               company
                                 Inc.    Subsidiaries   Services    Other    Eliminations    Total
                             ----------  ------------  ---------  ---------  ------------  ----------
  Total assets............   $1,169,347   $1,548,554    $89,097    $30,672   ($1,169,835)  $1,667,835
  Total liabilities.......      906,014    1,272,398     81,820     19,301    (1,161,134)   1,118,399
  Revenues................      362,847    1,777,833     21,892     14,369             0    2,176,941
  Gross profit............       44,553      342,300          0      2,586             0      389,439
  Net income..............        2,140       88,128      4,418     (1,306)            0       93,380

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS - CONSOLIDATED

D. R. Horton, Inc. and subsidiaries (the "Company") provide homebuilding activities in 24 states and 41 markets through its 53 homebuilding divisions. Through its financial services activities, the Company also provides mortgage banking and title agency services in many of these same markets.


Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

Consolidated revenues for the three months ended December 31, 1998, increased 56.1%, to $660.6 million, from $423.2 million for the comparable period of 1997, primarily due to increases in both home and land/lot sales revenues.

Income before income taxes for the three months ended December 31, 1998, increased 78.4%, to $54.3 million, from $30.4 million for the comparable period of 1997. As a percentage of revenues, income before income taxes for the three months ended December 31, 1998, increased 1.0%, to 8.2%, from 7.2% for the comparable period of 1997 primarily due to the overall reduction in selling, general and administrative expenses as a percentage of revenues.

The consolidated provision for income taxes increased 78.4%, to $21.6 million for the three months ended December 31, 1998, from $12.1 million for the same period of 1997, due to the corresponding increase in income before income taxes. The effective income tax rate was 39.8% for both periods.


RESULTS OF OPERATIONS - HOMEBUILDING

The following tables set forth certain operating and financial data for the Company's homebuilding activities:

                                            Percentages of Homebuilding Revenues
                                               Three Months Ended December 31,
                                                    1998          1997
                                                 -----------   -----------
Cost and expenses:
  Cost of sales                                      81.8 %        81.8 %
  Selling, general and administrative expense        10.0          10.9
  Interest expense                                    0.5           0.6
                                                 -----------   -----------
  Total costs and expenses                           92.3          93.3
  Other (income)                                     (0.2)         (0.2)
                                                 -----------   -----------
  Income before income taxes                          7.9 %         6.9 %
                                                 ===========   ===========

                                               Three Months Ended December 31,
                                                   1998                1997
                                                ----------         -----------
                                              Homes              Homes
Homes Closed                                 Closed  Revenues   Closed  Revenues
                                             ------  --------   ------  --------
                                                      ($'s in millions)

    Mid-Atlantic...............                632    $113.4      250    $ 48.0
    Midwest....................                246      46.2      106      20.3
    Southeast..................                595      93.8      513      74.6
    Southwest..................              1,645     218.8    1,498     191.1
    West.......................                728     139.5      454      84.2
                                             ------  --------   ------   -------
                                             3,846    $611.7    2,821    $418.2
                                             ======  ========   ======   =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                               Three Months Ended December 31,
                                                   1998                1997
                                                ----------         -----------
                                              Homes              Homes
New Sales Contracts (net of cancellations)     Sold      $        Sold      $
                                             ------  --------   ------  --------
                                                      ($'s in millions)

    Mid-Atlantic...............                571    $111.6      296    $ 52.6
    Midwest....................                228      45.5      131      24.7
    Southeast..................                545      84.9      558      80.8
    Southwest..................              1,645     229.6    1,274     164.5
    West.......................                548     109.1      621     122.5
                                             ------  --------   ------   -------
                                             3,537    $580.7    2,880    $445.1
                                             ======  ========   ======   =======

                                                         December 31,
                                                   1998                1997
                                                ----------         -----------
Sales Backlog                                Homes      $       Homes      $
                                             -----   -------    -----   -------
                                                      ($'s in millions)

    Mid-Atlantic...............                871   $ 179.1      380   $  73.5
    Midwest....................                401      79.8      205      40.0
    Southeast..................                683     107.4      742     107.3
    Southwest..................              3,043     434.7    1,803     234.2
    West.......................              1,034     220.9      890     181.1
                                             -----  ---------  ------   -------
                                             6,032  $1,021.9    4,020   $ 636.1
                                             =====  ========   ======   =======

----------
The Company's market regions consist of the following markets:
    Mid-Atlantic    Baltimore,  Charleston,  Charlotte, Greensboro,  Greenville,
                    Hilton  Head,  Myrtle  Beach,  New  Jersey,   Newport  News,
                    Raleigh/Durham,   Richmond,  Suburban  Washington  D.C.  and
                    Wilmington
    Midwest         Chicago,     Cincinnati,     Kansas    City,     Louisville,
                    Minneapolis/St. Paul and St. Louis
    Southeast       Atlanta,  Birmingham,   Jacksonville,   Nashville,  Orlando,
                    Pensacola and South Florida
    Southwest       Albuquerque,  Austin,  Dallas/Fort Worth, Houston,  Killeen,
                    Phoenix, San Antonio and Tucson
    West            Denver, Las Vegas, Los Angeles, Portland,  Sacramento,  Salt
                    Lake City and San Diego


Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

Revenues from homebuilding activities increased 55.9%, to $652.8 million (3,846 homes closed) for the three months ended December 31, 1998, from $418.7 million (2,821 homes closed) for the comparable period of 1997. Increased land/lot sales accounted for 17.2% of the revenue increase. The number of homes closed increased in all of the Company's market regions, with percentage increases ranging from 152.8% in the Mid-Atlantic region to 9.8% in the Southwest region. The increases in both revenues and homes closed were due to strong housing demand, the Company's entrance into new markets, and the increases attributable to the acquisition of C. Richard Dobson Builders, Inc. (February, 1998); Mareli Development & Construction Co. (May, 1998); and RMP Development, Inc. (June,
1998). In markets where the Company operated during both fiscal years, revenues increased by 36.8%, to $572.2 million (3,588 homes closed).

The average selling price of homes closed during the three months ended December 31, 1998 was $159,000, up from $148,100 for the same period in 1997. The increase in average selling price was due an increase in the price mix of homes closed and increased selling prices.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



New net sales contracts increased 22.8%, to 3,537 homes for the three months ended December 31, 1998, from 2,880 for the same period of 1997. Percentage increases in new net sales contracts ranging from 92.9% to 29.1% were achieved in three of the Company's five market regions, while the Southeast and West declined 2.3% and 11.8%, respectively. The overall increase in new net sales contracts was due in part to sales achieved by the 1998 acquisitions, while new net sales contracts increased 12.2%, to 3,230 homes in markets where the Company operated in both periods. The average amount of new net sales contracts in the three months ended December 31, 1998 was $164,200, up 6.2% over the $154,600 average in the three months ended December 31, 1997. This increase was due to an increase in the price mix of homes sold and increased selling prices.

The Company was operating in 595 subdivisions at December 31, 1998, compared to 390 at December 31, 1997. At December 31, 1998, the Company's backlog of sales contracts was $1,021.9 million (6,032 homes), up 60.6% from the comparable amount at December 31, 1997. In markets where the Company operated during both quarters, the sales contract backlog was $977.9 million (5,756 homes), up 53.7% from December 31, 1997. The average sales price of homes in sales backlog was $169,400 at December 31, 1998, up 7.1% from the $158,200 average at December 31, 1997. The average sales price of homes in backlog typically is higher than the sales price of closed homes because it takes longer to construct more expensive homes.

Cost of sales increased by 55.9%, to $534.2 million for the three months ended December 31, 1998, from $342.5 million for the comparable quarter in 1997. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues was down 0.5% to 81.3% for the three months ended December 31, 1998 from 81.8% for the comparable period of 1997. Cost of land/lot sales increased to 89.4% of land/lot sales revenues for the three months ended December 31, 1998 from 72.2% for the comparable period of 1997. Total homebuilding cost of sales was 81.8% of total homebuilding revenues in both periods.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 43.4%, to $65.6 million in the three months ended December 31, 1998 from $45.7 million in the comparable period of 1997. As a percentage of revenues, SG&A expenses decreased to 10.0% for the three months ended December 31, 1998 from 10.9% for the comparable period of 1997. The decrease in SG&A expenses as a percentage of revenue is primarily due to the Company's cost containment efforts and the increased revenues that absorb the fixed elements of overhead. Included in SG&A expenses for the three months ended December 31, 1998 is a $4.4 million charge for severance benefits associated with former Continental executives.

Interest expense associated with homebuilding activities increased to $2.8 million in the three months ended December 31, 1998, from $2.5 million in the comparable period of 1997. As a percentage of homebuilding revenues, homebuilding interest expense decreased to 0.5% in the three months ended December 31, 1998 from 0.6% in the comparable period of 1997 due to average inventory increasing at a greater rate than average interest-bearing debt. The Company follows a policy of capitalizing interest only on inventory under construction or development. During both periods, the Company expensed the portion of incurred interest and other financing costs which could not be charged to inventory. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS - FINANCIAL SERVICES

The following table summarizes financial and other information for the Company's financial services operations:

                                                             Three months ended
                                                                December 31,
                                                              1998         1997
                                                             -------     -------

       Number of loans originated........................     1,757       1,173
                                                             -------     -------

       Loan acquisition fees.............................    $1,742      $1,326
       Sale of servicing and marketing gains.............     3,939       2,021
       Other revenues....................................       805         355
                                                             -------     -------
       Total mortgage banking revenues...................     6,486       3,702

       Title policy premiums, net........................     1,316         839
                                                             -------     -------

       Total financial services revenues.................     7,802       4,541

       General and administrative expenses...............     4,974       3,297
       Interest expense..................................       743         317
       Interest/other (income)...........................      (879)       (531)
                                                             -------     -------

       Income before income taxes........................    $2,964      $1,458
                                                             =======     =======


Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

Revenues from financial services operations increased 71.8%, to $7.8 million in the three months ended December 31, 1998, from $4.5 million in the comparable period of 1997. The increase in financial services revenues was due to the rapid expansion of the Company's mortgage loan and title services provided to the Company's homebuilding customers. These activities are being expanded to additional markets served by the homebuilding operations. SG&A expenses associated with financial services increased 50.9%, to $5.0 million in the three months ended December 31, 1998, from $3.3 million in the comparable period of 1997. As a percentage of financial services revenues, SG&A expenses decreased by 8.8%, to 63.8% in the three months ended December 31, 1998, from 72.6% in the comparable period in 1997, due primarily to 1997 startup expenses for new markets with limited revenues in the 1997 period.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had available cash and cash equivalents of $93.8 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land) at December 31, 1998, had increased by $109.2 million since September 30, 1998, due to a general increase in business activity and the expansion of operations in the Company's market areas. The inventory increase was financed largely by borrowing an additional $80 million under the revolving credit facility and retained earnings. The increased borrowing was partially offset by the conversion of $58.8 million of 6 7/8% convertible subordinated notes to common stock. As a result, the Company's ratio of notes payable to total capital at December 31, 1998, was 58.2%, a decrease of 2.7% over the September 30, 1998 level of 60.9%. The stockholders' equity to total assets ratio increased to 35.7% at December 31, 1998, from 32.9% at September 30, 1998.

During the quarter, the Company's Board of Directors declared a cash dividend of $.0225 per common share, which was paid on October 23, 1998, to stockholders of record on October 16, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company has an $825 million, unsecured revolving credit facility, consisting of a $775 million four-year revolving loan and a $50 million four-year letter of credit facility that matures in 2003. At December 31, 1998, the Company had outstanding debt of $893.3 million, of which $535.0 million represented advances under the revolving credit facility. Under the debt covenants associated with the revolving credit facility, at December 31, 1998, the Company had additional borrowing capacity of $266.6 million. The Company has entered into multi-year interest rate swap agreements, aggregating $300 million, that fix the interest rate on a portion of the variable rate revolving credit facility.

The mortgage company operations have a $75 million, one-year bank warehouse facility that is secured by mortgage loans held for sale. The warehouse facility is not guaranteed by the parent company. As of December 31, 1998, $45.4 million had been drawn under this facility with additional financing needs provided by the Company. In the future, it is anticipated that all mortgage company activities will be financed under the warehouse facility.

On January 28, 1999, the Company acquired the operating assets of Cambridge Properties, a partnership doing business as Cambridge Homes. In the transaction, the Company issued 2,555,911 shares of our common stock under our shelf registration statement, and assumed debt of approximately $103 million, which was repaid with borrowings under our revolving credit facility.

The Company's rapid growth and acquisition strategy require significant amounts of cash. It is anticipated that future home construction, lot and land purchases and acquisitions will be funded through internally generated funds and new and existing credit facilities. Additionally, an effective shelf registration contains about 7.4 million shares of common stock issuable to effect, in whole or in part, possible future acquisitions. On February 4, 1999, under an existing shelf registration statement, the Company issued $385 million aggregate principal amount of 8% Senior Notes, due 2009. The proceeds of the notes were used to repay outstanding debt under our revolving credit facility and for general corporate purposes. In the future, the company intends to maintain effective shelf registration statements that would facilitate access to the capital markets.

In November, 1998, the Company's Board of Directors approved stock and debt repurchase programs for up to $100 million each. These programs were intended to allow the Company to take advantage of favorable market conditions, should they occur.

Except for ordinary expenditures for the construction of homes, the acquisition of land and lots for development and sale of homes, at September 30, 1998, the Company had no material commitments for capital expenditures.


YEAR 2000

The "Year 2000" issue (Y2K) refers to potential complications that may be caused by computer hardware and software that were not designed for the change in the century. If not corrected, such computer hardware and software may cause management information systems to fail or miscalculate data.

The Company has assessed (and continues to assess) its vulnerability to Y2K. Modifications and replacements of computer hardware and software to prepare for Y2K are ongoing. The Company has assessed and tested its principal homebuilding hardware and management information system and believes them to be Y2K compliant. Evaluation, modification and testing of non-principal homebuilder hardware and management information systems are in process and such systems are expected to be converted to the principal management information system or Y2K modifications are expected to be completed by June, 1999, at a cost of less than one million dollars.

Management information systems for the Company's financial services activities also are being evaluated and will require modifications or upgraded software packages that are expected to be completed by June, 1999, at minimal cost.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

A formal Y2K contingency plan has not been prepared at this time due to alternatives available to the Company. For example, non-principal homebuilding management information systems could be converted to the principal homebuilding system before Y2K becomes an issue.


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

PART II.          OTHER INFORMATION

ITEM 2.           Changes in Securities.

         Certain new indebtedness and limitations on payment of dividends or other distributions by the Company on its Common Stock were created in connection with its February 4, 1999 offering and issuance of $385 million principal amount of 8% Senior Notes, due 2009 (the "Notes"). As part of that issuance, the Company executed a Sixth Supplemental Indenture, dated as of February 4, 1999, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, authorizing the Notes. The Supplemental Indenture, and the Indenture to which it relates (dated June 9, 1997, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee), impose limitations on the ability of the Company and its subsidiaries guaranteeing the Notes to, among other things, incur indebtedness, make "Restricted Payments" (as defined, which includes payments of dividends or other distributions on the Common Stock of the Company), effect certain "Asset Dispositions" (as defined), enter into certain transactions with affiliates, merge or consolidate with any person, or transfer all or substantially all of their properties and assets. These limitations are similar to limitations already existing by reason of the Company's 8-3/8% Senior Notes, due 2004, 10% Senior Notes, due 2006, and the related Indentures and Supplemental Indentures. Other information concerning the offering and issuance of the Notes has previously been reported in, and is described in, Amendment No. 1 to the Company's Registration Statement on Form S-3 (Registration Number 333-57193) dated June 30, 1998, the Company's Prospectus Supplement, dated February 1, 1999 and filed with the Securities Exchange Commission (the "Commission") on February 2, 1999 pursuant to Rule 424(b), and the Company's current report on Form 8-K, dated February 2, 1999 and filed with the Commission on February 2, 1999, each of which is incorporated herein by reference.

ITEM 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           3.1*     Amended and Restated Bylaws.

                           4.1 Indenture, dated as of June 9, 1997, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to Senior Debt Securities, is incorporated herein by reference from Exhibit 4.1(a) to the Company's Registration Statement on Form S-3 (Registration No. 333-27521), filed with the Commission on May 21, 1997.

                           4.2 First Supplemental Indenture, dated as of June 9, 1997, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, is incorporated by reference from Exhibit 4.1 to the Company's Form 8- K/A, dated April 1, 1997, filed with the Commission on June 6, 1997.

                           4.3 Second Supplemental Indenture, dated as of September 30, 1997, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, is incorporated by reference from Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 8, 1997.

                           4.4 Third Supplemental Indenture, dated as of April 17, 1998, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, is incorporated by reference from Exhibit 4.3 to the Company's Quarterly

                                    Report  on Form 10-Q for the  quarter  ended
                                    March 31, 1998, filed with Commission on May
                                    14, 1998.

                           4.5 Fourth Supplemental Indenture, dated as of April 20, 1998, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, is incorporated by reference from Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with Commission on May 14, 1998.

                           4.6 Fifth Supplemental Indenture, dated as of August 31, 1998, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, is incorporated herein by reference from
                                    Exhibit 4.7 to the  Company's  Annual Report
                                    on Form  10-K  for  the  fiscal  year  ended
                                    September   30,   1998,   filed   with   the
                                    Commission on December 10, 1998.

                           4.7 Sixth Supplemental Indenture, dated as of February 4, 1999, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee,
                                    relating  to the 8%  Senior  Notes due 2009,
                                    including  the  form  of  the  Company's  8%
                                    Senior  Notes  due  2009,  is   incorporated
                                    herein by reference  from Exhibit 4.1 to the
                                    Company's   Form   8-K,   filed   with   the
                                    Commission on February 2, 1999.

                           4.8 Indenture dated as of April 15, 1996 between Continental Homes Holding Corp. ("Continental") and First Union National Bank, as Trustee, is incorporated herein by reference from Exhibit 4.1 to Continental's Annual Report on Form 10-K for the year ended May 31, 1996. The Commission file number for Continental is 1- 10700.

                           4.9 First Supplemental Indenture, dated as of April 20, 1998, among the Company, the guarantors  named  therein  and First  Union
                                    National Bank, as Trustee,  is  incorporated
                                    by   reference   from  Exhibit  4.5  to  the
                                    Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 14, 1998.

                           4.10 Second Supplemental Indenture, dated as of August 31, 1998, among the Company, the guarantors named therein and First Union National Bank, as Trustee, is incorporated herein by reference from Exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, filed with the Commission on December 10, 1998.

                           4.11 Master Loan and Inter-Creditor Agreement dated as of April 21, 1998, among D.R. Horton, Inc., as a Borrower; Nationsbank, N.A., Bank of America National Trust and Savings Association, Fleet National Bank, Bank United, Comerica Bank, Credit Lyonnais New York Branch, Societe Generale, Southwest Agency, The First National Bank of Chicago, PNC Bank, National Association, Amsouth Bank, Bank One, Arizona, NA, First American Bank Texas, SSB, Harris Trust and Savings Bank, Sanwa Bank California, Norwest Bank Arizona, National Association and Summit Bank, as Banks; and Nationsbank, N.A., as Administrative Agent, is incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 6, 1998. Sixth Supplemental Indenture, dated as of February 4, 1999, among the Company, the guarantors named therein and American Stock Transfer and Trust Company, as Trustee, relating to the Company's 8% Senior Notes, due 2009, is incorporated herein by reference from
                                    Exhibit 4.1 to the Company's  Form 8-K dated
                                    February   2,  1999,   and  filed  with  the
                                    Commission on that date.


                                    --------
                                    *Filed herewith.


                  (b) The following report was filed on Form 8-K by the Company during the quarter ended December 31, 1998.

                           1. On November 3, 1998, the Company filed a Current Report on Form 8-K, dated November 1, 1998 (Item 5), in which it reported that all but $6,000 principal amount of the 6-7/8% Convertible Subordinated Notes due 2002 had been converted into Common Stock of the Company and that the remaining $6,000 principal amount of these notes had been redeemed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 D.R. HORTON, INC.



Date:  February 12, 1999      By /s/ David J. Keller
                                 -----------------------------------------------
                                 David J. Keller, on behalf of D.R. Horton, Inc. and as Executive Vice President, Treasurer
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)