Form 10-Q
period 1999-03-31
HORTON D R INC /DE/
filed 1999-05-12
CIK 882184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.


(Mark One)
  x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934
For the Quarterly Period Ended     March 31, 1999
                                 ------------------
                                       OR

 --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                     To
                                 ----------------     ----------------

Commission file number   1-14122
                       -----------
                                D.R. HORTON, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                     75-2386963
    -------------------------------                     --------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)


 1901 Ascension Blvd., Suite 100, Arlington, Texas              76006
--------------------------------------------------            ----------
      (Address of principal executive offices)                (Zip Code)


                                 (817) 856-8200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

      Common stock, $.01 par value -- 64,201,548 shares as of May 10, 1999
                                     ------------

                         This Report contains 20 pages.
                                              --

                                      INDEX

                                D.R. HORTON, INC.


PART I.  FINANCIAL INFORMATION.                                       Page
                                                                      ----

ITEM 1.    Financial Statements.

           Consolidated Balance Sheets--March 31, 1999
                 and September 30, 1998.                                3

           Consolidated Statements of Income--Three Months
                 and Six Months Ended March 31, 1999 and 1998.          4

           Consolidated Statement of Stockholders' Equity--Six
                 Months Ended March 31, 1999.                           5

           Consolidated Statements of Cash Flows--Six Months
                 Ended December 31, 1999 and 1998.                      6

           Notes to Consolidated Financial Statements.                7-9

ITEM 2.    Management's Discussion and Analysis of Results
                 of Operations and Financial Condition.             10-16

ITEM 3.    Quantitative and Qualitative Disclosures
                 about Market Risk                                     17


PART II.  OTHER INFORMATION.

ITEM 4.    Submission of Matters to a Vote of Security Holders.        18

ITEM 6.    Exhibits and Reports on Form 8-K.                           19


SIGNATURES.                                                            20

                       D.R. HORTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  March 31,        September 30,
                                                    1999               1998
                                                  ------------------------------
                                                         (In thousands)
                                               (Unaudited)
                                     ASSETS

  Homebuilding:
  Cash                                             $54,693            $76,754
  Inventories:
    Finished homes and construction
    in progress                                    911,666            717,709
    Residential lots - developed
    and under development                          785,694            630,252
    Land held for development                        9,154             10,072
                                                -----------        ----------
                                                 1,706,514          1,358,033

  Property and equipment (net)                      35,765             25,456
  Earnest money deposits and
  other assets                                     109,730             74,827
  Excess of cost over net assets
  acquired (net)                                   113,344             56,782
                                                -----------        ----------
                                                 2,020,046          1,591,852
                                                -----------        ----------

  Financial Services:
  Mortgage loans held for sale                      78,963             72,325
  Other assets                                       3,763              3,658
                                                -----------        ----------
                                                    82,726             75,983
                                                -----------        ----------
                                                $2,102,772         $1,667,835
                                                ===========        ==========

                                   LIABILITIES

  Homebuilding:
  Accounts payable and other liabilities          $301,462           $259,005
  Notes payable:
         Unsecured:
            Revolving credit facility due 2002     300,000            455,000
            8% senior notes due 2009, net          382,915                  -
            8 3/8% senior notes due 2004, net      147,952            147,754
            10% senior notes due 2006, net         147,217            147,156
            6 7/8% convertible subordinated
            notes due 2002, net                          -             58,794
         Other secured                              24,962             17,303
                                                -----------        ----------
                                                 1,003,046            826,007
                                                -----------        ----------
                                                 1,304,508          1,085,012
  Financial Services:
  Other liabilities                                  1,901              1,444
  Notes payable to financial institutions           64,214             28,497
                                                -----------        ----------
                                                    66,115             29,941
                                                -----------        ----------
                                                 1,370,623          1,114,953
                                                -----------        ----------
  Minority interest                                  3,548              3,446
                                                -----------        ----------

                              STOCKHOLDERS' EQUITY

  Preferred stock, $.10 par value,
    30,000,000 shares authorized,
    no shares issued                                     -                  -
  Common stock, $.01 par value,
    200,000,000 shares authorized,
    64,170,878 at March 31, 1999
    and 55,836,733 at September 30,
    1998, issued and outstanding                       642                558
  Additional capital                               418,243            301,503
  Retained earnings                                310,252            247,375
  Treasury stock, 33,000 shares at cost               (536)                 -
                                                -----------        ----------
                                                   728,601            549,436
                                                -----------        ----------
                                                $2,102,772         $1,667,835
                                                ===========        ==========

          See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                     Three Months               Six Months
                                    Ended March 31,           Ended March 31,
                                  -------------------       --------------------
                                   1999         1998          1999        1998
                                   ----         ----          ----        ----
                                   (In thousands, except net income per share)
                                                   (Unaudited)

Homebuilding:
Revenues
    Home sales.................  $683,174     $448,594    $1,294,875   $866,430
    Land/lot sales.............     7,426          263        48,553      1,083
                                 ---------    ---------   -----------  ---------
                                  690,600      448,857     1,343,428    867,513
                                 ---------    ---------   -----------  ---------
Cost of sales
    Home sales.................   564,165      368,200     1,061,540    710,145
    Land/lot sales.............     6,154          244        42,931        836
                                 ---------    ---------   -----------  ---------
                                  570,319      368,444     1,104,471    710,981
                                 ---------    ---------   -----------  ---------
Gross profit
    Home sales.................   119,009       80,394       233,335    156,285
    Land/lot sales.............     1,272           19         5,622        247
                                 ---------    ---------   -----------  ---------
                                  120,281       80,413       238,957    156,532

Selling, general and
administrative expense.........    66,621       48,430       132,192     94,157
Interest expense...............     3,088        2,593         5,881      5,068
Other (income).................      (734)      (1,010)       (1,724)    (2,053)
                                 ---------    ---------   -----------  ---------
                                   51,306       30,400       102,608     59,360
                                 ---------    ---------   -----------  ---------
Financial Services:
Revenues.......................     8,481        4,102        16,283      8,643
Selling, general and
administrative expense.........     5,229        2,493        10,203      5,790
Interest expense...............       669          328         1,412        645
Other (income).................      (760)        (523)       (1,639)    (1,054)
                                 ---------    ---------   -----------  ---------
                                    3,343        1,804         6,307      3,262
                                 ---------    ---------   -----------  ---------

    INCOME BEFORE INCOME TAXES.    54,649       32,204       108,915     62,622
Provision for income taxes.....    21,229       12,712        42,800     24,806
                                 ---------    ---------   -----------  ---------

    NET INCOME.................   $33,420      $19,492       $66,115    $37,816
                                 =========    =========   ===========  =========

Net income per share:
    Basic......................     $0.53        $0.37         $1.08      $0.72
    Diluted....................     $0.52        $0.33         $1.05      $0.64
                                 =========    =========   ===========  =========

Weighted average number of
shares of stock outstanding:
    Basic......................    63,334       52,847        61,367     52,812
    Diluted....................    64,251       62,260        62,960     62,193
                                 =========    =========   ===========  =========

Cash dividends per share.......     $0.03      $0.0225       $0.0525    $0.0425
                                 =========    =========   ===========  =========






          See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        Total
                                        Common        Additional        Retained       Treasury      Stockholders'
                                        Stock          Capital          Earnings         Stock          Equity
                                        --------------------------------------------------------------------------
                                                                     (In thousands)
                                                                       (Unaudited)
Balances at October 1, 1998             $558           $301,503        $247,375           $0           $549,436

Net income                                 -                  -          66,115            -             66,115
Stock issued as partial consideration
   for acquisition
   (2,555,911 shares)                     26             54,974               -            -             55,000
Issuance under D.R. Horton, Inc.
   employee benefit plans
   (4,341 shares)                          -                 59               -            -                 59
Exercise of stock options
   (204,550 shares)                        2              2,436               -            -              2,438
Conversion of convertible subordinated
   notes (5,569,343 shares)               56             59,271               -            -             59,327
Purchase of treasury stock
   (33,000 shares)                         -                  -               -         (536)              (536)
Cash dividends                             -                  -          (3,238)           -             (3,238)
                                        --------------------------------------------------------------------------
Balances at March 31, 1999              $642           $418,243        $310,252        ($536)          $728,601
                                        ==========================================================================



          See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                Six Months
                                                              Ended March 31,
                                                          ----------------------
                                                            1999         1998
                                                          ---------   ----------
                                                              (In thousands)
                                                                (Unaudited)

OPERATING ACTIVITIES
  Net income                                               $66,115      $37,816
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                           9,017        4,856
     Changes in operating assets and liabilities:
        Increase in inventories                           (238,421)    (146,724)
        Increase in earnest money deposits and
          other assets                                     (28,744)     (13,548)
        Increase in mortgage loans held for sale            (6,638)      (4,825)
        Increase in accounts payable, accrued
            expenses and customer deposits                  24,624       23,527
                                                          ---------   ----------
NET CASH USED IN OPERATING ACTIVITIES                     (174,047)     (98,898)
                                                          ---------   ----------
INVESTING ACTIVITIES
  Net purchase of property and equipment                   (13,336)      (8,131)
  Net cash paid for acquisitions                            (1,300)     (25,575)
                                                          ---------   ----------
NET CASH USED IN INVESTING ACTIVITIES                      (14,636)     (33,706)
                                                          ---------   ----------
FINANCING ACTIVITIES
  Net increase in notes payable                            167,899      146,366
  Proceeds from exercise of stock options                    2,497        1,561
  Purchase of treasury shares                                 (536)           -
  Payment of cash dividends                                 (3,238)      (2,273)
                                                          ---------   ----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                 166,622      145,654
                                                          ---------   ----------
     INCREASE (DECREASE) IN CASH                           (22,061)      13,050
Cash at beginning of period                                 76,754       78,228
                                                          ---------   ----------
Cash at end of period                                      $54,693      $91,278
                                                          =========   ==========

Supplemental cash flow information:
  Interest paid                                             $6,868       $5,801
                                                          =========   ==========
  Income taxes paid                                        $47,000      $29,716
                                                          =========   ==========

Supplemental disclosures of noncash activities:
  Notes payable assumed related to acquisitions           $103,384      $49,333
                                                          =========   ==========
  Conversion of subordinated notes to common stock         $59,327         $127
                                                          =========   ==========
  Issuance of common stock related to acquisition          $55,000           $0
                                                          =========   ==========



          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                 March 31, 1999


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and its subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

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

NOTE B - NET INCOME PER SHARE

Basic net income per share for the three and six month periods ended March 31, 1999 and 1998, is based on the weighted average number of shares of common stock outstanding. Diluted net income per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.

The following table sets forth the computation of basic and diluted earnings per share (in thousands):


                                        Three months ended      Six months ended
                                              March 31,              March 31,
                                        -------------------    -----------------
                                           1999       1998       1999      1998
Numerator:

     Net income                          $33,420    $19,492    $66,115   $37,816

Effect of dilutive securities:
     Interest expense associated with
       6 7/8% convertible subordinated
       notes, net                              -        873          -     1,748
                                        --------   --------    -------   -------
     Numerator for diluted earnings
       per share after assumed
       conversions                       $33,420    $20,365    $66,115   $39,564
                                        ========   ========    =======   =======
Denominator:
     Denominator for basic earnings
       per share---weighted
       average shares                     63,334     52,847     61,367    52,812
Effect of dilutive securities:
     6 7/8% convertible subordinated
       notes                                   -      8,163        659     8,264
     Employee stock options                  917      1,250        934     1,117
                                        --------   --------    -------   -------
     Denominator for diluted earnings
       per share---adjusted
       weighted average shares
       and assumed conversions            64,251     62,260     62,960    62,193
                                        ========   ========    =======   =======

                       D.R. HORTON, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                 March 31, 1999


NOTE C - PROVISIONS FOR INCOME TAXES

Deferred tax liabilities and assets, arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, consist primarily of differences in depreciation, warranty costs and inventory cost capitalization methods and were, as of March 31, 1999, not significant.

The provisions for income tax expense for the three and six month periods ended March 31, 1999 and 1998, are based on the effective tax rates estimated to be in effect for the respective years. The deferred income tax provisions were not significant in either period.

The difference between income tax expense and tax computed by applying the statutory Federal income tax rate to income before income taxes is due primarily to the effect of applicable state income taxes.

NOTE D - INTEREST


                                   Three months ended         Six months ended
                                         March 31,                 March 31,
                                   -------------------       -------------------
                                     1999        1998           1999      1998
                                                   (In thousands)

   Capitalized interest,
      beginning of period          $32,759     $33,289        $35,153   $28,952
   Capitalized interest in
      Cambridge inventory            4,120           -          4,120         -
   Interest incurred                18,748      16,924         34,031    31,973
   Interest expensed:
      Directly                      (3,088)     (2,593)        (5,881)   (5,068)
      Amortized to cost of sales   (12,956)     (9,562)       (27,840)  (17,799)
                                  ---------    --------      ---------  --------
   Capitalized interest,
      end of period                $39,583     $38,058        $39,583   $38,058
                                  =========    ========      =========  ========


NOTE E - ACQUISITIONS

On January 28, 1999, the Company acquired the operating assets (primarily inventories) of Cambridge Homes of Chicago. In the transaction, the Company issued 2,555,911 shares of common stock, valued at $55 million, and assumed debt, consisting primarily of notes payable associated with the acquired assets, of approximately $103 million, which was paid with borrowings under the revolving credit facility. The Cambridge acquisition was treated as a purchase for accounting purposes.

At May 11, 1999, the determination of the final valuation of the Cambridge acquisition had not been completed. Any subsequent adjustments to the beginning balance sheet amounts estimated herein will be recorded in future periods as adjustments to the excess of cost over net assets acquired.

                       D.R. HORTON, INC. AND SUBSIDIARIES

                                 March 31, 1999


NOTE F - SUMMARIZED FINANCIAL INFORMATION

The 8%, 8 3/8%, and 10% senior notes payable are fully and unconditionally guaranteed, on a joint and several basis, by all direct and indirect subsidiaries other than certain inconsequential subsidiaries. Each of the guarantors is a wholly-owned subsidiary. Summarized financial information of the Company and its subsidiaries, including the non-guarantor subsidiaries, is presented below. Additional financial information relating to the non-guarantor financial services subsidiaries is included in the accompanying primary financial statements. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

As of and for the periods ended:  (In thousands)


March 31, 1999 - 6 months                                Nonguarantor Subsidiaries
  (Unaudited)                       D.R.                 -------------------------              Inter-
                                   Horton,        Guarantor       Financial                     company
                                     Inc.       Subsidiaries      Services        Other       Eliminations       Total
                                 ----------    --------------    -----------    ---------    -------------    ----------
  Total assets.............      $1,515,871      $1,759,925        $87,213       $31,602      ($1,291,839)    $2,102,772
  Total liabilities........       1,081,135       1,405,400         78,893        20,593       (1,211,850)     1,374,171
  Revenues.................         261,060       1,070,182         16,283        12,186                0      1,359,711
  Gross profit.............          34,402         202,052              0         2,503                0        238,957
  Net income...............          12,683          49,861          3,829          (258)               0         66,115


March 31, 1998 - 6 months                                 Nonguarantor Subsidiaries
  (Unaudited)                        D.R.                 -------------------------              Inter-
                                   Horton,        Guarantor       Financial                     company
                                     Inc.       Subsidiaries      Services        Other       Eliminations       Total
                                 ----------    --------------    -----------    ---------    -------------   -----------
  Total assets.............        $803,290      $1,212,939        $45,884       $30,427        ($584,546)    $1,507,994
  Total liabilities........         572,806         978,781         30,365        17,601         (556,660)     1,042,893
  Revenues.................         151,933         709,040          8,643         6,540                0        876,156
  Gross profit.............          24,413         130,783              0         1,336                0        156,532
  Net income...............           3,150          33,278          1,936          (548)               0         37,816


September 30, 1998 - year                                 Nonguarantor Subsidiaries
                                     D.R.                 -------------------------              Inter-
                                   Horton,        Guarantor       Financial                     company
                                     Inc.       Subsidiaries      Services        Other       Eliminations      Total
                                 ----------    --------------    -----------    ---------    -------------   -----------
  Total assets.............      $1,169,347      $1,548,554        $89,097       $30,672      ($1,169,835)    $1,667,835
  Total liabilities........         906,014       1,272,398         81,820        19,301       (1,161,134)     1,118,399
  Revenues.................         362,847       1,777,833         21,892        14,369                0      2,176,941
  Gross profit.............          44,553         342,300              0         2,586                0        389,439
  Net income...............           2,140          88,128          4,418        (1,306)               0         93,380


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS - CONSOLIDATED

D. R. Horton, Inc. and subsidiaries (the "Company") provide homebuilding activities in 23 states and 40 markets through its 50 homebuilding divisions. Through its financial services activities, the Company also provides mortgage banking and title agency services in many of these same markets.


Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Consolidated revenues for the three months ended March 31, 1999, increased 54.3%, to $699.1 million, from $453.0 million for the comparable period of 1998, primarily due to increases in both home and land/lot sales revenues.

Income before income taxes for the three months ended March 31, 1999, increased 69.7%, to $54.6 million, from $32.2 million for the comparable period of 1998. As a percentage of revenues, income before income taxes for the three months ended March 31, 1999, increased 0.7%, to 7.8%, from 7.1% for the comparable period of 1998 primarily due to the overall reduction in selling, general and administrative expenses as a percentage of revenues.

The consolidated provision for income taxes increased 67.0%, to $21.2 million for the three months ended March 31, 1999, from $12.7 million for the same period of 1998, due to the corresponding increase in income before income taxes. The effective income tax rate was down 0.7% to 38.8% for the three months ended March 31, 1999, compared to 39.5% for the same period of 1998.


Six Months Ended March 31, 1999 Compared to Six Months Ended March 31, 1998

Consolidated revenues for the six months ended March 31, 1999, increased 55.2%, to $1,359.7 million, from $876.2 million for the comparable period of 1998, primarily due to increases in both home and land/lot sales revenues.

Income before income taxes for the six months ended March 31, 1999, increased 73.9%, to $108.9 million, from $62.6 million for the comparable period of 1998. As a percentage of revenues, income before income taxes for the six months ended March 31, 1999, increased 0.9%, to 8.0%, from 7.1% for the comparable period of 1998 primarily due to the overall reduction in selling, general and administrative expenses as a percentage of revenues.

The consolidated provision for income taxes increased 72.5%, to $42.8 million for the six months ended March 31, 1999, from $24.8 million for the same period of 1998, due to the corresponding increase in income before income taxes. The effective income tax rate was down 0.3% to 39.3% for the six months ended March 31, 1999, compared to 39.6% for the same period of 1998.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables summarize financial data for the Company's homebuilding activities:

                                                            Percentages of Homebuilding Revenues
                                                        Three Months Ended          Six Months Ended
                                                             March 31,                  March 31,
                                                            ----------                 ----------
                                                        1999          1998         1999         1998
                                                      --------      --------     --------     --------
    Cost and expenses:
            Cost of sales........................       82.6%         82.1%        82.2%        81.9%
            Selling, general and administrative
            expense..............................        9.6          10.8          9.8         10.9
            Interest expense.....................        0.5           0.5          0.5          0.6
                                                      --------      --------     --------     --------
    Total costs and expenses.....................       92.7          93.4         92.5         93.4
    Other (income)...............................       (0.1)         (0.2)        (0.1)        (0.2)
                                                      --------      --------     --------     --------
    Income before income taxes...................        7.4%          6.8%         7.6%         6.8%
                                                      ========      ========     ========     ========

Homes Closed
                                           Three Months Ended March 31,                      Six Months Ended March 31,
                                          1999                     1998                     1999                   1998
                                          ----                     ----                     ----                   ----
                                    Homes                     Homes                   Homes                   Homes
                                   Closed      Revenues      Closed     Revenues     Closed     Revenues     Closed    Revenues
                                  --------     --------     --------    --------    --------   ---------    --------   --------
                                                 ($'s in millions)                                ($'s in millions)
    Mid-Atlantic...............      707        $130.0         422       $ 72.4       1,339    $  243.4        672      $120.3
    Midwest....................      375          71.3         134         24.9         621       117.5        240        45.2
    Southeast..................      589          94.5         554         82.2       1,184       188.3      1,067       156.8
    Southwest..................    1,795         244.7       1,369        175.1       3,440       463.5      2,867       366.0
    West.......................      697         142.7         483         94.0       1,425       282.2        937       178.1
                                  --------     --------     --------    --------    --------   ---------    --------   ---------
                                   4,163        $683.2       2,962       $448.6       8,009    $1,294.9      5,783      $866.4
                                  ========     ========     ========    ========    ========   =========    ========   =========

New Sales Contracts (net of cancellations)
                                            Three Months Ended March 31,                       Six Months Ended March 31,
                                          1999                      1998                    1999                      1998
                                          ----                      ----                    ----                      ----
                                   Homes                     Homes                   Homes                    Homes
                                   Sold            $          Sold          $        Sold          $          Sold         $
                                  --------     --------     --------    --------    --------   ---------    --------   ---------
                                                ($'s in millions)                                 ($'s in millions)

    Mid-Atlantic...............      930        $170.8         651       $115.1      1,501     $  282.4        947     $  167.7
    Midwest....................      566         111.6         294         56.4        794        157.1        425         81.1
    Southeast..................      813         131.3         788        117.5      1,358        216.3      1,346        198.3
    Southwest..................    2,289         324.3       2,014        267.6      3,934        553.9      3,288        432.1
    West.......................    1,033         200.2         900        173.1      1,581        309.2      1,521        295.7
                                  --------     --------     --------    --------    --------   ---------    --------   ---------
                                   5,631        $938.2       4,647       $729.7      9,168     $1,518.9      7,527     $1,174.9
                                  ========     ========     ========    ========    ========   =========    ========   =========

Sales Backlog
                                                                           March 31,
                                                               1999                       1998
                                                               ----                       ----
                                                        Homes          $            Homes         $
                                                     ----------   ----------     ---------   ---------
                                                                        ($'s in millions)

    Mid-Atlantic..................................      1,094     $  219.9           879       $159.7
    Midwest.......................................      1,044        212.5           365         71.4
    Southeast.....................................        907        144.3           999        147.0
    Southwest.....................................      3,537        514.3         2,448        326.7
    West..........................................      1,370        278.3         1,307        260.2
                                                     ----------   ----------     ---------   ---------
                                                        7,952     $1,369.3         5,998       $965.0
                                                     ==========   ==========     =========   =========

----------
The Company's market regions consist of the following markets:
    Mid-Atlantic      Baltimore, Charleston, Charlotte, Greensboro, Greenville,
                      Hilton Head, Myrtle Beach, New Jersey, Newport News,
                      Raleigh/Durham, Richmond, Suburban Washington D.C. and
                      Wilmington
    Midwest           Chicago, Cincinnati, Louisville, Minneapolis/St. Paul and
                      St. Louis
    Southeast         Atlanta, Birmingham, Jacksonville, Nashville, Orlando,
                      Pensacola and South Florida
    Southwest         Albuquerque, Austin, Dallas/Fort Worth, Houston, Killeen,
                      Phoenix, San Antonio and Tucson
    West              Denver, Las Vegas, Los Angeles, Portland, Sacramento,
                      Salt Lake City and San Diego


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Revenues from homebuilding activities increased 53.9%, to $690.6 million (4,163 homes closed) for the three months ended March 31, 1999, from $448.9 million (2,962 homes closed) for the comparable period of 1998. The Company periodically sells land or lots to others and revenues from these activities were $7.4 million in the three months ended March 31, 1999, compared to $0.3 million for the same quarter of 1998. The number of homes closed increased in all of the Company's market regions, with percentage increases ranging from 179.9% in the Midwest region to 6.3% in the Southeast region. The increases in both revenues and homes closed were due to strong housing demand, the Company's entrance into new markets, and the increases attributable to the acquisition of Cambridge Homes (January, 1999); C. Richard Dobson Builders, Inc. (February, 1998); Mareli Development & Construction Co. (May, 1998); and RMP Development, Inc. (June,
1998). In markets where the Company operated during both fiscal years, home sales revenues increased by 46.0%, to $655.1 million (3,989 homes closed).

The average selling price of homes closed during the three months ended March 31, 1999 was $164,100, up from $151,400 for the same period of 1998. The increase in average selling price was due to changes in the mix of homes closed and increased selling prices.

New net sales contracts increased 21.2%, to 5,631 homes ($938.2 million) for the three months ended March 31, 1999, from 4,647 ($729.7 million) for the same period of 1998. Percentage increases in new net sales contracts were achieved in all of the Company's market regions, with increases ranging from 92.5% in the Midwest region to 3.2% in the Southeast region. The overall increase in new net sales contracts was due in part to sales achieved by the Cambridge and the 1998 acquisitions, while new net sales contracts increased 12.4%, to 5,224 homes, in markets where the Company operated in both periods. The average amount of new net sales contracts in the three months ended March 31, 1999, was $166,600, up 6.1% over the $157,000 average in the three months ended March 31, 1998. This increase was due to changes in the mix of homes sold and increased selling prices.

The Company was operating in 606 subdivisions at March 31, 1999, compared to 485 at March 31, 1998. At March 31, 1999, the Company's backlog of sales contracts was $1,369.3 million (7,952 homes), up 41.9% from the comparable amount at March 31, 1998. In markets where the Company operated during both quarters, the sales contract backlog was $1,330.5 million (7,712 homes), up 37.9% from March 31, 1998. The average sales price of homes in sales backlog was $172,200 at March 31, 1999, up 7.0% from the $160,900 average at March 31, 1998. The average sales price of homes in backlog typically is higher than the sales price of closed homes because it takes longer to construct more expensive homes.

Cost of sales increased by 54.8%, to $570.3 million for the three months ended March 31, 1999, from $368.4 million for the comparable quarter of 1998. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues was up 0.5% to 82.6% for the three months ended March 31, 1999, from 82.1% for the comparable period of 1998, primarily due to the application of purchase accounting causing a $7.4 million inventory write-up associated with homes acquired with Cambridge and closed subsequent to the acquisition. Cost of land/lot sales decreased to 82.9% of land/lot sales revenues for the three months ended March 31, 1999, from 92.8% for the comparable period of 1998. Total homebuilding cost of sales increased to 82.6% for the three months ended March 31, 1999, from 82.1% for the comparable period of 1998, primarily due to the Cambridge inventory write-up.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 37.6%, to $66.6 million in the three months ended March 31, 1999, from $48.4 million in the comparable period of 1998. As a percentage of revenues, SG&A expenses decreased to 9.6% for the three months ended March 31, 1999, from 10.8% for the comparable period of 1998. The decrease in SG&A expenses as a percentage of revenue is primarily due to the Company's cost containment efforts and the increased revenues that absorb the fixed elements of overhead.

Interest expense associated with homebuilding activities increased to $3.1 million in the three months ended March 31, 1999, from $2.6 million in the comparable period of 1998. As a percentage of homebuilding revenues, homebuilding interest expense was 0.5% in both periods. The Company follows a policy of capitalizing interest only on inventory under construction or development.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



During both periods, the Company expensed the portion of incurred interest and other financing costs which could not be charged to inventory. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.


Six Months Ended March 31, 1999 Compared to Six Months Ended March 31, 1998

Revenues from homebuilding activities increased 54.9%, to $1,343.4 million (8,009 homes closed) for the six months ended March 31, 1999, from $867.5 million (5,783 homes closed) for the comparable period of 1998. The Company periodically sells land or lots to others and revenues from these activities were $48.6 million for the six months ended March 31, 1999, up from $1.1 million for the same period of 1998. The number of homes closed increased in all of the Company's market regions, with percentage increases ranging from 158.8% in the Midwest region to 11.0% in the Southeast region. The increases in both revenues and homes closed were due to strong housing demand, the Company's entrance into new markets, and the increases attributable to the acquisition of Cambridge Homes (January, 1999); C. Richard Dobson Builders, Inc. (February, 1998); Mareli Development & Construction Co. (May, 1998); and RMP Development, Inc. (June,
1998). In markets where the Company operated during both fiscal years, revenues increased by 41.6%, to $1,227.3 million (7,577 homes closed).

The average selling price of homes closed during the six months ended March 31, 1999 was $161,700, up from $149,800 for the same period of 1998. The increase in average selling price was due to changes in the mix of homes closed and increased selling prices.

New net sales contracts increased 21.8%, to 9,168 homes ($1,518.9 million) for the six months ended March 31, 1999, from 7,527 homes ($1,174.9 million) for the same period of 1998. Percentage increases in new net sales contracts were achieved in all of the Company's market regions, with increases ranging from 86.8% in the Midwest region to 0.9% in the Southeast region. The overall increase in new net sales contracts was due in part to sales achieved by the Cambridge and the 1998 acquisitions, while new net sales contracts increased 12.3%, to 8,454 homes, in markets where the Company operated in both periods. The average amount of new net sales contracts in the six months ended March 31, 1999, was $165,700, up 6.1% over the $156,100 average in the six months ended March 31, 1998. This increase was due to changes in the mix of homes sold and increased selling prices.

Cost of sales increased by 55.3%, to $1,104.5 million for the six months ended March 31, 1999, from $711.0 million for the comparable period of 1998. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues was 82.0% for the both six-month periods, despite $7.4 million of increased costs of goods sold during the period from the Cambridge acquisition. Cost of land/lot sales increased to 88.4% of land/lot sales revenues for the six months ended March 31, 1999, from 77.2% for the comparable period of 1998. Total homebuilding cost of sales increased to 82.2% for the six months ended March 31, 1999, from 81.9% for the comparable period of 1998.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 40.4%, to $132.2 million in the six months ended March 31, 1999, from $94.2 million in the comparable period of 1998. As a percentage of revenues, SG&A expenses decreased to 9.8% for the six months ended March 31, 1999, from 10.9% for the comparable period of 1998. The decrease in SG&A expenses as a percentage of revenue is primarily due to the Company's cost containment efforts and the increased revenues that absorb the fixed elements of overhead. Included in SG&A expenses for the six months ended March 31, 1999, is a $6.4 million charge for severance benefits associated with former Continental executives.

Interest expense associated with homebuilding activities increased to $5.9 million in the six months ended March 31, 1999, from $5.1 million in the comparable period of 1998. As a percentage of homebuilding revenues, homebuilding interest expense decreased to 0.5% in the six months ended March 31, 1999, from 0.6% in the comparable period of 1998. The Company follows a policy of capitalizing interest only on inventory under construction or development. During both periods, the Company expensed the portion of incurred interest and other financing costs which could not be charged to inventory. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS - FINANCIAL SERVICES

The following table summarizes financial data for the Company's financial services operations:


                                         Three months ended     Six months ended
                                              March 31,              March 31,
                                        -------------------     ----------------
                                           1999      1998         1999    1998
                                           ----      ----         ----    ----

  Number of loans originated............   1,911     1,285       3,668    2,458
                                          -------   -------     -------  -------

  Loan acquisition fees.................  $2,030    $1,057      $3,772   $2,383
  Sale of servicing and marketing gains.   4,025     1,780       7,964    3,801
  Other revenues........................     918       383       1,723      738
                                          -------   -------     -------  -------
  Total mortgage banking revenues.......   6,973     3,220      13,459    6,922

  Title policy premiums, net............   1,508       882       2,824    1,721
                                          -------   -------     -------  -------
  Total financial services revenues.....   8,481     4,102      16,283    8,643

  General and administrative expenses...   5,229     2,493      10,203    5,790
  Interest expense......................     669       328       1,412      645
  Interest/other (income)...............    (760)     (523)     (1,639)  (1,054)
                                          -------   -------     -------  -------
  Income before income taxes............  $3,343    $1,804      $6,307   $3,262
                                          =======   =======     =======  =======


Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Revenues from financial services operations increased 106.8%, to $8.5 million in the three months ended March 31, 1999, from $4.1 million in the comparable period of 1998. The increase in financial services revenues was due to the rapid expansion of the Company's mortgage loan and title services provided to the Company's homebuilding customers and growth in the homebuilding operations. These mortgage and title activities continue to be expanded to additional homebuilding markets. SG&A expenses associated with financial services increased 109.7%, to $5.2 million in the three months ended March 31, 1999, from $2.5 million in the comparable period of 1998. As a percentage of financial services revenues, SG&A expenses increased by 0.9%, to 61.7% in the three months ended March 31, 1999, from 60.8% in the comparable period of 1998, due to startup expenses for the new markets.

Six Months Ended March 31, 1999 Compared to Six Months Ended March 31, 1998

Revenues from financial services operations increased 88.4%, to $16.3 million in the six months ended March 31, 1999, from $8.6 million in the comparable period of 1998. The increase in financial services revenues was due to the rapid expansion of the Company's mortgage loan and title services provided to the Company's homebuilding customers and growth in the homebuilding operations. These mortgage and title activities continue to be expanded to additional homebuilding markets. SG&A expenses associated with financial services increased 76.2%, to $10.2 million in the six months ended March 31, 1999, from $5.8 million in the comparable period of 1998. As a percentage of financial services revenues, SG&A expenses decreased by 4.3%, to 62.7% in the six months ended March 31, 1999, from 67.0% in the comparable period of 1998, due to 1998 startup expenses for new markets entered in the first quarter of 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had available cash and cash equivalents of $54.7 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land) at March 31, 1999, had increased by $348.5 million since September 30, 1998, due to a general increase in business activity, the expansion of operations in the Company's market areas and the acquisition of Cambridge's $110.1 million inventory. The inventory increase was financed using the Company's credit agreement, issuing $55 million of common stock for the acquisition of Cambridge and by retaining earnings. The increased borrowing was partially offset by the conversion of $58.8 million of 6 7/8% convertible subordinated notes to common stock. As a result, the Company's ratio of homebuilding notes payable to total homebuilding capital at March 31, 1999, was 57.9% and consolidated notes payable to total capital was 59.4%, decreases of 2.2% and 1.5% over the September 30, 1998 levels of 60.1% and 60.9%, respectively. The stockholders' equity to total assets ratio increased to 34.6% at March 31, 1999, from 32.9% at September 30, 1998.

On February 4, 1999, under an existing shelf registration statement, the Company issued $385 million aggregate principal amount of 8% Senior Notes, due 2009. The proceeds of the notes were used to repay outstanding debt under our revolving credit facility and for general corporate purposes. The Company has filed a $600 million universal shelf registration statement that is presently effective and facilitates access to the capital markets.

The Company has an $825 million, unsecured revolving credit facility, consisting of a $775 million four-year revolving loan and a $50 million four-year letter of credit facility that matures in 2003. At March 31, 1999, the Company had outstanding homebuilding debt of $1,003.0 million, of which $300.0 million represented advances under the revolving credit facility. Under the debt covenants associated with the revolving credit facility, at March 31, 1999, the Company had additional borrowing capacity of $475.0 million. The Company has entered into multi-year interest rate swap agreements, aggregating $300 million, that fix the interest rate on a portion of the variable rate revolving credit facility.

The financial services activities have a $75 million, one-year mortgage warehouse facility with a bank that is secured by mortgage loans held for sale. The warehouse facility is not guaranteed by the parent company. As of March 31, 1999, $64.2 million had been drawn under this facility with additional financing needs provided by the Company. In the future, it is anticipated that all mortgage company activities will be financed under the warehouse facility.

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

During fiscal 1999, the Company's Board of Directors has declared one quarterly cash dividend of $.0225 per common share and two quarterly cash dividends of $.03 per common share, the last of which is payable May 14, 1999, to stockholders of record on May 6, 1999.

In November, 1998, the Company's Board of Directors approved stock and debt repurchase programs for up to $100 million each. These programs are intended to allow the Company to take advantage of favorable market conditions, should they occur. During the second fiscal quarter, the Company repurchased, in the open market, 33,000 shares of its common stock at an average cost of $16.24.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Except for ordinary expenditures for the construction of homes, the acquisition of land and lots for development and sale of homes, at March 31, 1999, the Company had no material commitments for capital expenditures.


YEAR 2000

The "Year 2000" issue (Y2K) refers to potential complications that may be caused by computer hardware and software that were not designed for the change in the century. If not corrected, such computer hardware and software may cause management information systems to fail or miscalculate data.

The Company has assessed (and continues to assess) its vulnerability to Y2K. Modifications and replacements of computer hardware and software to prepare for Y2K are ongoing. The Company has assessed and tested its principal homebuilding hardware and management information system and believes them to be Y2K compliant. Evaluation, modification and testing of non-principal homebuilder hardware and management information systems are in process and such systems are expected to be converted to the principal management information system or Y2K modifications are expected to be completed by August, 1999, at a cost of less than one million dollars.

Management information systems for the Company's financial services activities also are being evaluated and will require modifications or upgraded software packages that are expected to be completed by August, 1999, at minimal cost.

As part of a program on continuous technology updates, for the past several years, the Company has upgraded personal computers in its locations and this process continues. As this occurs during 1999, personal computers at each company location will be tested for Y2K compliance. These personal computer upgrades are considered to be ongoing and are not considered to be specifically Y2K related. The Company expects to incur costs to replace or repair such equipment, but has not presently determined the amount of these costs.

The Company is presently evaluating other potential Y2K issues, including non-management information systems. A Y2K coordinator is directing the Company's overall effort to address these issues. As part of these reviews, the Company's relationships with payroll service providers, vendors, contractors, financial institutions and other third parties is being reviewed to determine the impact, if any, Y2K will have on these relationships.

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

ITEM 3.           Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long term debt. The Company manages its exposure to changes in interest rates by optimizing the use of variable and fixed rate debt. In addition, the Company hedges its exposure to changes in interest rates on its variable rate bank debt by entering into interest rate swap agreements to obtain a fixed interest rate for a portion of these borrowings.

The following table shows, as of March 31, 1999, the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table shows the notional amounts and weighted average interest rates of the Company's interest rate swaps.


                                      Six Months
                                      Ended
                                      Sept. 30,                         Year ended September 30,
                                      ---------   ------------------------------------------------------------------------
                                                                         ($ in millions)
                                                                                                                    FMV @
                                        1999        2000      2001       2002       2003    Thereafter   Total     3/31/99
                                      ---------  ---------  --------   ---------  --------  ----------  --------  ---------

Debt:

  Fixed rate.......................   $  6.7     $  1.0    $    0     $    0     $    0       $678.1     $685.8     $694.0

  Average interest rate............    8.27%      8.27%       ---        ---        ---        8.81%      8.81%        ---

  Variable rate....................   $ 81.5     $    0    $    0     $300.0     $    0           $0     $381.5     $381.5

  Average interest rate............    5.95%        ---       ---      5.58%        ---          ---      5.64%        ---

Interest Rate Swaps:

  Variable to fixed................   $300.0     $300.0    $300.0     $200.0     $200.0       $200.0        ---    ($  3.1)

  Average pay rate.................    5.53%      5.53%     5.36%      5.10%      5.10%        5.09%        ---        ---

  Average receive rate.............   90 day LIBOR


PART II.          OTHER INFORMATION

ITEM 4.           Submission of Matters to a Vote of Security Holders.

                  (a) On January 15, 1999, the Company held its Annual Meeting of Stockholders (the "Meeting"). At the Meeting, the stockholders re-elected ten members of the Board of Directors of the Company to serve until the Company's next annual meeting of stockholders and until their respective successors are elected and qualified. The names of the ten directors, the votes cast for and the number of votes withheld were as follows:


       Name                               Votes For               Votes Withheld
       ----                               ---------               --------------
Bradley S. Anderson                      55,012,093                   975,581
Richard Beckwitt                         55,052,300                   935,374
Richard I. Galland                       55,051,175                   936,499
Donald R. Horton                         55,011,893                   975,781
Richard L. Horton                        55,012,093                   975,581
Terrill J. Horton                        55,012,093                   975,581
David J. Keller                          55,011,493                   976,181
Francine I. Neff                         55,010,768                   976,906
Scott J. Stone                           55,011,893                   975,781
Donald J. Tomnitz                        55,011,893                   975,781

                  (b) At the Meeting, a vote also was taken for the approval and adoption of a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock, $0.01 par value, from 100,000,000 shares to 200,000,000 shares. The following votes were cast upon this proposal:


For:                                     51,979,353
Against:                                  3,978,060
Abstain:                                     30,259


                  (c) At the Meeting, a vote was taken for the approval and adoption of a proposal to adopt the D.R. Horton, Inc. 1999 Employee Stock Purchase Plan. The following votes were cast upon this proposal:


For:                                     44,333,150
Against:                                  5,142,758
Abstain:                                     57,057

ITEM 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           3.1 Amended and Restated Certificate of Incorporation, as amended, of the Company, is incorporated by reference from
                                     Exhibit 4.2 to the Company's registration statement (No. 333-76175) on Form S-3, filed April 13, 1999.

                  (b)      Reports on Form 8-K.

                           On February 2, 1999, the Company filed a Current
                  Report on Form 8-K (Items 5 and 7), which filed an underwriting agreement, a supplemental indenture and a statement of computation of ratio of earnings to fixed changes, all relating to the offering and issuance of $385 million principal amount of the Company's 8% Senior Notes, due 2009.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 D.R. HORTON, INC.



Date: May 11, 1999             By /s/ David J. Keller
                                 -----------------------------------------------
                                 David J. Keller, on behalf of D.R. Horton, Inc. and as Executive Vice President, Treasurer
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)