Form 10-Q
period 1999-06-30
HORTON D R INC /DE/
filed 1999-07-30
CIK 882184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.


(Mark One)
 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---     ACT OF 1934

For the Quarterly Period Ended     June 30, 1999
                                  ---------------
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the Transition Period From                     To
                                -----------------       -------------------

Commission file number   1-14122
                        ---------
                                D.R. HORTON, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              75-2386963
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


1901 Ascension Blvd., Suite 100, Arlington, Texas                   76006
-------------------------------------------------                 ----------
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

                                   Yes  X  No
                                       ---    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $.01 par value --  64,213,410  shares as of July 28, 1999
                                     ------------

                        This Report contains  20  pages.
                                             ----

                                      INDEX

                                D.R. HORTON, INC.


PART I.  FINANCIAL INFORMATION.                                             Page


ITEM 1.  Financial Statements.

         Consolidated Balance Sheets--June 30, 1999 and September 30, 1998.   3

         Consolidated Statements of Income--Three Months and Nine Months
            Ended June 30, 1999 and 1998.                                     4

         Consolidated Statement of Stockholders' Equity--Nine Months
            Ended June 30, 1999.                                              5

         Consolidated Statements of Cash Flows--Nine Months Ended
            June 30, 1999 and 1998.                                           6

         Notes to Consolidated Financial Statements.                        7-9

ITEM 2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition.                                       10-17

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          18


PART II. OTHER INFORMATION.

ITEM 6.  Exhibits and Reports on Form 8-K.                                   19


SIGNATURES.                                                                  20

                       D.R. HORTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   June 30,        September 30,
                                                     1999              1998
                                                --------------------------------
                                                         (In thousands)
                                                  (Unaudited)
                                     ASSETS
Homebuilding:
  Cash                                            $   74,994        $   76,754
  Inventories:
    Finished homes and construction in progress      956,441           717,709
    Residential lots - developed and
      under development                              850,606           630,252
    Land held for development                          5,837            10,072
                                                  ----------        ----------
                                                   1,812,884         1,358,033

  Property and equipment (net)                        37,249            25,456
  Earnest money deposits and other assets             95,857            74,827
  Excess of cost over net assets acquired (net)      111,598            56,782
                                                  ----------        ----------
                                                   2,132,582         1,591,852
                                                  ----------        ----------
Financial Services:
  Mortgage loans held for sale                       102,488            72,325
  Other assets                                         3,868             3,658
                                                  ----------        ----------
                                                     106,356            75,983
                                                  ----------        ----------
                                                  $2,238,938        $1,667,835
                                                  ==========        ==========

                                   LIABILITIES
Homebuilding:
  Accounts payable and other liabilities          $  326,533        $  259,005
  Notes payable:
    Unsecured:
      Revolving credit facility due 2002             370,000           455,000
      8% senior notes due 2009, net                  382,931                 -
      8 3/8% senior notes due 2004, net              148,051           147,754
      10% senior notes due 2006, net                 147,247           147,156
      6 7/8% convertible subordinated
        notes due 2002, net                                -            58,794
      Other secured                                    7,511            17,303
                                                  ----------        ----------
                                                   1,055,740           826,007
                                                  ----------        ----------
                                                   1,382,273         1,085,012
                                                  ----------        ----------
Financial Services:
  Accounts payable and other liabilities               2,968             1,444
  Notes payable to financial institutions             81,902            28,497
                                                  ----------        ----------
                                                      84,870            29,941
                                                  ----------        ----------
                                                   1,467,143         1,114,953
                                                  ----------        ----------
  Minority interest                                    3,745             3,446
                                                  ----------        ----------

                              STOCKHOLDERS' EQUITY

  Preferred stock, $.10 par value,
    30,000,000 shares authorized,
    no shares issued                                       -                 -
  Common stock, $.01 par value,
    200,000,000 shares authorized,
    64,211,760 at June 30, 1999
    and 55,836,733 at September 30,
    1998, issued and outstanding                         642               558
  Additional capital                                 418,724           301,503
  Retained earnings                                  352,660           247,375
  Treasury stock, 230,000 shares at cost              (3,976)               -
                                                  ----------        ----------
                                                     768,050           549,436
                                                  ----------        ----------
                                                  $2,238,938        $1,667,835
                                                  ==========        ==========

          See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                    Three Months              Nine Months
                                   Ended June 30,            Ended June 30,
                                 -------------------    -----------------------
                                  1999         1998         1999        1998
                                  ----         ----         ----        ----
                                  (In thousands, except net income per share)
                                                 (Unaudited)

Homebuilding:
  Revenues
    Home sales.................  $824,588   $606,161    $2,119,463   $1,472,591
    Land/lot sales.............     8,548      2,183        57,101        3,266
                                 --------   --------    ----------   ----------
                                  833,136    608,344     2,176,564    1,475,857
                                 --------   --------    ----------   ----------
  Cost of sales
    Home sales.................   675,512    497,568     1,737,052    1,207,713
    Land/lot sales.............     7,541      1,568        50,472        2,404
                                 --------   --------    ----------   ----------
                                  683,053    499,136     1,787,524    1,210,117
                                 --------   --------    ----------   ----------
  Gross profit
    Home sales.................   149,076    108,593       382,411      264,878
    Land/lot sales.............     1,007        615         6,629          862
                                 --------   --------    ----------   ----------
                                  150,083    109,208       389,040      265,740
  Selling, general and
    administrative expense.....    77,519     58,360       209,711      152,517
  Interest expense.............     2,874      4,136         8,755        9,204
  Other (income)...............       (57)    (2,413)       (1,781)      (4,466)
                                 --------   --------    ----------   ----------
                                   69,747     49,125       172,355      108,485
                                 --------   --------    ----------   ----------
Financial Services:
  Revenues.....................     9,814      5,520        26,097       14,163
  Selling, general and
    administrative expense.....     6,386      3,900        16,589        9,690
  Interest expense.............     1,403        648         2,815        1,293
  Other (income)...............    (1,509)      (704)       (3,148)      (1,758)
                                 --------   --------    ----------   ----------
                                    3,534      1,676         9,841        4,938
                                 --------   --------    ----------   ----------
Merger Costs...................        -      11,917            -        11,917
                                 --------   --------    ----------   ----------
    INCOME BEFORE INCOME TAXES.    73,281     38,884       182,196      101,506
  Provision for income taxes...    28,947     15,796        71,747       40,602
                                 --------   --------    ----------   ----------
    NET INCOME.................  $ 44,334   $ 23,088    $  110,449   $   60,904
                                 ========   ========    ==========   ==========
Net income per share:
  Basic........................     $0.69      $0.44         $1.79        $1.15
  Diluted......................     $0.68      $0.39         $1.75        $1.02
                                 ========   ========    ==========   ==========
Weighted average number of
  shares of stock outstanding:
    Basic......................    64,088     53,066        61,837       52,897
    Diluted....................    64,919     62,241        63,175       62,178
                                 ========   ========    ==========   ==========
Cash dividends per share.......     $0.03    $0.0225       $0.0825      $0.0650
                                 ========   ========    ==========   ==========





          See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                        Total
                                        Common   Additional    Retained   Treasury   Stockholders'
                                         Stock     Capital     Earnings     Stock       Equity
                                        ----------------------------------------------------------
                                                             (In thousands)
                                                               (Unaudited)

Balances at October 1, 1998              $558     $301,503     $247,375    $    0      $549,436

Net income                                  -            -      110,449         -        66,115
Stock issued as partial consideration
   for acquisition
   (2,555,911 shares)                      26       54,974            -         -        55,000
Issuance under D.R. Horton, Inc.
   employee benefit plans
   (5,266 shares)                           -           59            -         -            59
Exercise of stock options
   (244,507 shares)                         2        2,436            -         -         2,438
Conversion of convertible subordinated
   notes (5,569,343 shares)                56       59,271            -         -        59,327
Purchase of treasury stock
   (230,000 shares)                         -            -            -    (3,976)         (536)
Cash dividends                              -            -       (5,164)        -        (3,238)
                                        ----------------------------------------------------------
Balances at June 30, 1999                $642     $418,243     $310,252   ($3,976)     $728,601
                                        ==========================================================

          See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Nine Months
                                                              Ended June 30,
                                                          ----------------------
                                                            1999         1998
                                                          ---------   ----------
                                                              (In thousands)
                                                                (Unaudited)

OPERATING ACTIVITIES
  Net income                                              $ 110,449   $  60,904
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                           14,502       6,970
     Changes in operating assets and liabilities:
        Increase in inventories                            (345,398)   (195,030)
        Increase in earnest money deposits and
          other assets                                      (31,975)     (8,829)
        Increase in mortgage loans held for sale            (30,163)    (32,236)
        Increase in accounts payable, accrued
          expenses and customer deposits                     49,021      48,298
                                                          ---------   ---------
NET CASH USED IN OPERATING ACTIVITIES                      (233,564)   (119,923)
                                                          ---------   ---------
INVESTING ACTIVITIES
  Net purchase of property and equipment                    (16,120)     (8,725)
  Net cash paid for acquisitions                             (1,125)    (33,091)
                                                          ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES                       (17,245)    (41,816)
                                                          ---------   ---------
FINANCING ACTIVITIES
  Net increase in notes payable                             255,211     197,584
  Proceeds from exercise of stock options                     2,978       2,388
  Purchase of treasury shares                                (3,976)          -
  Payment of cash dividends                                  (5,164)     (3,464)
                                                          ---------   ---------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                  249,049     196,508
                                                          ---------   ---------
        INCREASE (DECREASE) IN CASH                          (1,760)     34,769
Cash at beginning of period                                  76,754      78,228
                                                          ---------   ---------
Cash at end of period                                     $  74,994   $ 112,997
                                                          =========   =========

Supplemental cash flow information:
  Interest paid, net of amounts capitalized               $  10,596   $  11,712
                                                          =========   =========
  Income taxes paid                                       $  74,207   $  41,020
                                                          =========   =========

Supplemental disclosures of noncash activities:
  Notes payable assumed related to acquisitions           $ 103,384   $  61,335
                                                          =========   =========
  Conversion of subordinated notes to common stock        $  59,327   $   3,334
                                                          =========   =========
  Issuance of common stock related to acquisition         $  55,000   $       0
                                                          =========   =========



          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  June 30, 1999


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and its subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

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

NOTE B - NET INCOME PER SHARE

Basic net income per share for the three and nine month periods ended June 30, 1999 and 1998, is based on the weighted average number of shares of common stock outstanding. Diluted net income per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                        Three months ended    Nine months ended
                                              June 30,             June 30,
                                        -------------------  -------------------
                                          1999       1998       1999     1998
                                          ----       ----       ----     ----
Numerator:
  Net income                            $44,334    $23,088   $110,449   $60,904

Effect of dilutive securities:
  Interest expense associated with
    6 7/8% convertible subordinated
    notes, net                                -        906          -     2,654
                                        -------    -------   --------   -------
  Numerator for diluted earnings
    per share after assumed
    conversions                         $44,334    $23,994   $110,449   $63,558
                                        =======    =======   ========   =======
Denominator:
  Denominator for basic earnings per
    share-weighted average shares        64,088     53,066     61,837    52,897
Effect of dilutive securities:
  6 7/8% convertible subordinated notes       -      8,041        439     8,124
  Employee stock options                    831      1,134        899     1,157
                                        -------    -------   --------   -------

  Denominator for diluted earnings
    per share---adjusted
    weighted average shares
    and assumed conversions              64,919     62,241      63,175   62,178
                                        =======    =======    ========  =======

                       D.R. HORTON, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  June 30, 1999


NOTE C - PROVISIONS FOR INCOME TAXES

Deferred tax liabilities and assets, arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, consist primarily of differences in depreciation, warranty costs and inventory cost capitalization methods and were, as of June 30, 1999, not significant.

The provisions for income tax expense for the three and nine month periods ended June 30, 1999 and 1998, are based on the effective tax rates estimated to be in effect for the respective years. The deferred income tax provisions were not significant in either period.

The difference between income tax expense and tax computed by applying the statutory Federal income tax rate to income before income taxes is due primarily to the effect of applicable state income taxes.

NOTE D - INTEREST

                                   Three months ended        Nine months ended
                                         June 30,                 June 30,
                                   -------------------      -------------------
                                     1999        1998          1999      1998
                                                   (In thousands)

   Capitalized interest,
     beginning of period           $ 36,486   $ 38,058      $ 35,153   $ 28,952
   Interest incurred                 23,472     19,955        58,294     52,573
   Interest expensed:
     Directly                        (4,277)    (4,784)      (11,570)   (10,497)
     Amortized to cost of sales     (14,593)   (11,396)      (40,789)   (29,195)
                                   --------   --------      --------   --------
   Capitalized interest,
      end of period                $ 41,088   $ 41,833      $ 41,088   $ 41,833
                                   ========   ========      ========   ========


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

At July 29, 1999, the determination of the final valuation of the Cambridge acquisition had not been completed. Any subsequent adjustments to the beginning balance sheet amounts estimated herein will be recorded in future periods as adjustments to the excess of cost over net assets acquired.

                       D.R. HORTON, INC. AND SUBSIDIARIES

                                  June 30, 1999


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

As of and for the periods ended (In thousands):

June 30, 1999 - 9 months                                         Nonguarantor Subsidiaries
  (Unaudited)                        D.R.                        -------------------------       Inter-
                                   Horton,        Guarantor       Financial                     company
                                     Inc.       Subsidiaries      Services        Other       Eliminations       Total
                                 ----------    --------------    -----------    ---------    -------------    ----------
  Total assets.............      $1,610,778      $2,026,999       $111,348       $32,459      ($1,542,646)    $2,238,938
  Total liabilities........       1,162,451       1,648,831        101,008        21,161       (1,462,563)     1,470,888
  Revenues.................         413,096       1,744,087         26,097        19,381                0      2,202,661
  Gross profit.............          57,547         327,339              0         4,154                0        389,040
  Net income...............          20,573          84,067          6,019          (128)             (82)       110,449

June 30, 1998 - 9 months                                         Nonguarantor Subsidiaries
  (Unaudited)                        D.R.                        -------------------------       Inter-
                                   Horton,        Guarantor       Financial                     company
                                     Inc.       Subsidiaries      Services        Other       Eliminations       Total
                                 ----------    --------------    -----------    ---------    -------------   -----------
  Total assets.............      $1,206,583      $1,335,638        $79,998       $30,486      ($1,030,837)    $1,621,868
  Total liabilities........         975,922       1,086,243         73,620        18,563       (1,025,047)     1,129,301
  Revenues.................         239,556       1,226,200         14,163        10,101                0      1,490,020
  Gross profit.............          32,913         230,939              0         1,888                0        265,740
  Net income...............           1,657          57,287          2,964        (1,004)               0         60,904

September 30, 1998 - year                                        Nonguarantor Subsidiaries
                                     D.R.                        -------------------------       Inter-
                                   Horton,        Guarantor       Financial                     company
                                     Inc.       Subsidiaries      Services        Other       Eliminations       Total
                                 ----------    --------------    -----------    ---------    -------------   -----------
  Total assets.............      $1,169,347      $1,548,554        $89,097       $30,672      ($1,169,835)    $1,667,835
  Total liabilities........         906,014       1,272,398         81,820        19,301       (1,161,134)     1,118,399
  Revenues.................         362,847       1,777,833         21,892        14,369                0      2,176,941
  Gross profit.............          44,553         342,300              0         2,586                0        389,439
  Net income...............           2,140          88,128          4,418        (1,306)               0         93,380


ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - CONSOLIDATED

D. R. Horton, Inc. and subsidiaries (the "Company") provide homebuilding activities in 23 states and 40 markets through its 47 homebuilding divisions. Through its financial services activities, the Company also provides mortgage banking and title agency services in many of these same markets.


Three Months Ended June 30, 1999 Compared to Three Months Ended March  31, 1998

Consolidated revenues for the three months ended June 30, 1999, increased 37.3%, to $843.0 million, from $613.9 million for the comparable period of 1998, due to increases in both home and land/lot sales revenues as well as financial services revenues.

In the three months ended June 30, 1998, the Company expensed $11.9 million in non-recurring costs associated with the merger with Continental Homes. The costs consisted primarily of fees to third party investment, accounting and legal advisors.

Excluding the nonrecurring merger costs, income before income taxes for the three months ended June 30, 1999, increased 44.3%, to $73.3 million, from $50.8 million for the comparable period of 1998. As a percentage of revenues, income before income taxes for the three months ended June 30, 1999, increased 0.4%, to 8.7%, from 8.3% for the comparable period of 1998 primarily due to the overall reduction in selling, general and administrative expenses as a percentage of revenues.

The consolidated provision for income taxes increased 83.3%, to $28.9 million for the three months ended June 30, 1999, from $15.8 million for the same period of 1998, due to the corresponding increase in income before income taxes. The effective income tax rate was down 1.1% to 39.5% for the three months ended June 30, 1999, compared to 40.6% for the same period of 1998 due in part to the non-deductibility of certain merger costs in the quarter ended June 30, 1998.


Nine Months Ended June 30, 1999 Compared to Nine Months Ended March  31, 1998

Consolidated revenues for the nine months ended June 30, 1999, increased 47.8%, to $2,202.7 million, from $1,490.0 million for the comparable period of 1998, due to increases in both home and land/lot sales revenues as well as financial services revenues.

Excluding the nonrecurring merger costs, income before income taxes for the nine months ended June 30, 1999, increased 60.6%, to $182.2 million, from $113.4 million for the comparable period of 1998. As a percentage of revenues, income before income taxes for the nine months ended June 30, 1999, increased 0.7%, to 8.3%, from 7.6% for the comparable period of 1998 primarily due to the overall reduction in selling, general and administrative expenses as a percentage of revenues.

The consolidated provision for income taxes increased 76.7%, to $71.7 million for the nine months ended June 30, 1999, from $40.6 million for the same period of 1998, due to the corresponding increase in income before income taxes. The effective income tax rate was down 0.6% to 39.4% for the nine months ended June 30, 1999, compared to 40.0% for the same period of 1998 due in part to the non-deductibility of certain merger costs in the nine months ended June 30, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables summarize financial data for the Company's homebuilding activities:

                                                            Percentages of Homebuilding Revenues
                                                        Three Months Ended         Nine Months Ended
                                                             June 30,                   June 30,
                                                            ----------                 ----------
                                                        1999          1998         1999         1998
                                                      --------      --------     --------     --------
    Cost and expenses:

            Cost of sales........................       82.0%         82.0%        82.1%        82.0%
            Selling, general and administrative
            expense..............................        9.3           9.6          9.7         10.3
            Interest expense.....................        0.3           0.7          0.4          0.6
                                                      --------      --------     --------     --------
    Total costs and expenses.....................       91.6          92.3         92.2         92.9
    Other (income)...............................          -          (0.4)        (0.1)        (0.3)
                                                      --------      --------     --------     --------
    Income before income taxes...................        8.4%          8.1%         7.9%         7.4%
                                                      ========      ========     ========     ========

Homes Closed
                                           Three Months Ended June 30,                       Nine Months Ended June 30,
                                          1999                     1998                     1999                   1998
                                          ----                     ----                     ----                   ----
                                    Homes                     Homes                   Homes                   Homes
                                   Closed      Revenues      Closed     Revenues     Closed     Revenues     Closed     Revenues
                                  --------     --------     --------    --------    --------   ---------    --------   ---------
                                                 ($'s in millions)                                ($'s in millions)
    Mid-Atlantic...............      787        $143.0         595       $105.3       2,126      $386.4       1,267    $  225.6
    Midwest....................      514         102.0         188         34.1       1,135       219.5         428        79.3
    Southeast..................      675         108.1         743        108.6       1,859       296.4       1,810       265.4
    Southwest..................    2,088         292.8       1,652        213.0       5,528       756.3       4,519       579.0
    West.......................      898         178.7         751        145.2       2,323       460.9       1,688       323.3
                                  --------     --------     --------    --------    --------   ---------    --------   ---------
                                   4,962        $824.6       3,929       $606.2      12,971    $2,119.5       9,712    $1,472.6
                                  ========     ========     ========    ========    ========   =========    ========   =========

New Sales Contracts (net of cancellations)
                                           Three Months Ended June 30,                       Nine Months Ended June 30,
                                          1999                     1998                     1999                   1998
                                          ----                     ----                     ----                   ----
                                   Homes                     Homes                   Homes                    Homes
                                   Sold            $         Sold           $         Sold         $          Sold         $
                                  --------     --------     --------    --------    --------   ---------    --------   ---------
                                                ($'s in millions)                                 ($'s in millions)

    Mid-Atlantic...............      927        $177.4         748       $141.9       2,428    $  459.8       1,695      $309.7
    Midwest....................      564         121.2         227         43.4       1,358       278.3         652       124.5
    Southeast..................      667         111.9         658        101.7       2,025       328.1       2,004       300.0
    Southwest..................    2,132         307.8       1,988        265.1       6,066       861.7       5,276       697.0
    West.......................      987         208.5         790        159.2       2,568       517.6       2,311       454.9
                                  --------     --------     --------    --------    --------   ---------    --------   ---------
                                   5,277        $926.8       4,411       $711.3      14,445    $2,445.5      11,938    $1,886.1
                                  ========     ========     ========    ========    ========   =========    ========   =========

Sales Backlog
                                                                           June 30,
                                                               1999                       1998
                                                               ----                       ----
                                                        Homes         $            Homes         $
                                                      ---------   ---------     ---------   ---------
                                                                        ($'s in millions)

    Mid-Atlantic..................................       1,234     $  254.3        1,032     $  195.9
    Midwest.......................................       1,094        231.8          456         86.6
    Southeast.....................................         899        148.1          914        140.1
    Southwest.....................................       3,581        529.2        2,784        377.4
    West..........................................       1,459        308.0        1,373        278.4
                                                      ---------   ---------     ---------   ---------
                                                         8,267     $1,471.4        6,559     $1,078.4
                                                     ==========   =========     =========   =========

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenues from homebuilding activities (including land/lot sales) increased 37.0%, to $833.1 million (4,962 homes closed) for the three months ended June 30, 1999, from $608.3 million (3,929 homes closed) for the comparable period of 1998. The Company periodically sells land or lots to others and revenues from these activities were $8.5 million in the three months ended June 30, 1999, compared to $2.2 million for the same quarter of 1998. The number of homes closed increased in four of the Company's five market regions, with percentage increases ranging from 173.4% in the Midwest region to 19.6% in the West, while the Southeast declined 9.2%. The increases in both revenues and homes closed were due to strong housing demand, the Company's entrance into new markets, and the increases attributable to the acquisition of Cambridge Homes (January, 1999); Mareli Development & Construction Co. (May, 1998); and RMP Development, Inc. (June, 1998). In markets where the Company operated during both fiscal years, home sales revenues increased by 33.2%, to $809.8 million (4,874 homes closed).

The average selling price of homes closed during the three months ended June 30, 1999 was $166,200, up 7.7% from $154,300 for the same period of 1998. The increase in average selling price was due to changes in the mix of homes closed and increased selling prices.

New net sales contracts increased 19.6%, to 5,277 homes ($926.8 million) for the three months ended June 30, 1999, from 4,411 homes ($711.3 million) for the same period of 1998. Percentage increases in new net sales contracts were achieved in all of the Company's market regions, with increases ranging from 148.5% in the Midwest region to 1.4% in the Southeast region. The overall increase in new net sales contracts was due in part to sales achieved by Cambridge and the 1998 acquisitions, while in markets where the Company operated in both periods, new net sales contracts increased 15.6%, to 5,097 homes. The average amount of new net sales contracts in the three months ended June 30, 1999, was $175,600, up 8.9% over the $161,200 average in the three months ended June 30, 1998. This increase was due to changes in the mix of homes sold and increased selling prices.

The Company was operating in 615 subdivisions at June 30, 1999, compared to 511 at June 30, 1998. At June 30, 1999, the Company's backlog of sales contracts was $1,471.4 million (8,267 homes), up 36.4% from the comparable amount at June 30, 1998. In markets where the Company operated during both years, the sales contract backlog was $1,438.8 million (8,127 homes), up 33.4% from June 30, 1998. The average sales price of homes in sales backlog was $178,000 at June 30, 1999, up 8.3% from the $164,400 average at June 30, 1998. The average sales price of homes in backlog typically is higher than the sales price of closed homes because it takes longer to construct more expensive homes.

Cost of sales increased by 36.8%, to $683.1 million for the three months ended June 30, 1999, from $499.1 million for the comparable quarter of 1998. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues was down 0.2% to 81.9% for the three months ended June 30, 1999, from 82.1% for the comparable period of 1998. Cost of land/lot sales increased to 88.2% of land/lot sales revenues for the three months ended June 30, 1999, from 71.8% for the comparable period of 1998. Total homebuilding cost of sales as a percentage of total homebuilding revenues was 82.0% for both three month periods.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 32.8%, to $77.5 million in the three months ended June 30, 1999, from $58.4 million in the comparable period of 1998. As a percentage of revenues, SG&A expenses decreased to 9.3% for the three months ended June 30, 1999, from 9.6% for the comparable period of 1998. The decrease in SG&A expenses as a percentage of revenue is primarily due to the Company's cost containment efforts and the increased revenues that absorb the fixed elements of overhead.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest expense associated with homebuilding activities decreased to $2.9 million in the three months ended June 30, 1999, from $4.1 million in the comparable period of 1998. As a percentage of homebuilding revenues, homebuilding interest expense decreased 0.4% to 0.3% for the quarter ended June 30, 1999, from 0.7% for the comparable quarter of 1998. The decrease in interest expense is a result of the growth of active inventory outpacing the growth of interest bearing debt which permitted the capitalization of a larger share of incurred interest. The Company follows a policy of capitalizing interest only on inventory under construction or development. During both periods, the Company expensed the portion of incurred interest and other financing costs which was not charged to inventory. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Nine Months Ended June 30, 1999 Compared to Nine Months Ended June 30, 1998

Revenues from homebuilding activities (including land/lot sales) increased 47.5%, to $2,176.6 million (12,971 homes closed) for the nine months ended June 30, 1999, from $1,475.9 million (9,712 homes closed) for the comparable period of 1998. The Company periodically sells land or lots to others and revenues from these activities were $57.1 million for the nine months ended June 30, 1999, up from $3.3 million for the same period of 1998. The number of homes closed increased in all of the Company's market regions, with percentage increases ranging from 165.2% in the Midwest region to 2.7% in the Southeast region. The increases in both revenues and homes closed were due to strong housing demand, the Company's entrance into new markets, and the increases attributable to the acquisition of Cambridge Homes (January, 1999); C. Richard Dobson Builders, Inc. (February, 1998); Mareli Development & Construction Co. (May, 1998); and RMP Development, Inc. (June, 1998). In markets where the Company operated during both fiscal years, revenues increased by 38.1%, to $2,037.1 million (12,451 homes closed).

The average selling price of homes closed during the nine months ended June 30, 1999 was $163,400, up 7.8% from $151,600 for the same period of 1998. The increase in average selling price was due to changes in the mix of homes closed and increased selling prices.

New net sales contracts increased 21.0%, to 14,445 homes ($2,445.5 million) for the nine months ended June 30, 1999, from 11,938 homes ($1,886.1 million) for the same period of 1998. Percentage increases in new net sales contracts were achieved in all of the Company's market regions, with increases ranging from 108.3% in the Midwest region to 1.0% in the Southeast region. The overall increase in new net sales contracts was due in part to sales achieved by Cambridge and the 1998 acquisitions, while new net sales contracts increased 13.5%, to 13,551 homes, in markets where the Company operated in both periods. The average amount of new net sales contracts in the nine months ended June 30, 1999, was $169,300, up 7.2% over the $158,000 average in the nine months ended June 30, 1998. This increase was due to changes in the mix of homes sold and increased selling prices.

Cost of sales increased by 47.7%, to $1,787.5 million for the nine months ended June 30, 1999, from $1,210.1 million for the comparable period of 1998. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues was 82.0% for the both nine-month periods. The application of purchase accounting to homes acquired in the Cambridge acquisition, and closed subsequent to the acquisition, caused an $8.4 million increase (0.5%) in cost of goods sold for the period. Cost of land/lot sales increased to 88.4% of land/lot sales revenues for the nine months ended June 30, 1999, from 73.6% for the comparable period of 1998. Total homebuilding cost of sales increased to 82.1% for the nine months ended June 30, 1999, from 82.0% for the comparable period of 1998.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 37.5%, to $209.7 million in the nine months ended June 30, 1999, from $152.5 million in the comparable period of 1998. As a percentage of revenues, SG&A expenses decreased to 9.7% for the nine months ended June 30, 1999, from 10.3% for the comparable period of 1998. The decrease in SG&A expenses as a percentage of revenue is primarily due to the Company's cost containment efforts and the increased revenues that absorb the fixed elements of overhead. Included in SG&A expenses for the nine months ended June 30, 1999, is a $6.4 million charge (0.3%) for severance benefits associated with former Continental executives.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest expense associated with homebuilding activities decreased to $8.8 million in the nine months ended June 30, 1999, from $9.2 million in the comparable period of 1998. As a percentage of homebuilding revenues, homebuilding interest expense decreased to 0.4% in the nine months ended June 30, 1999, from 0.6% in the comparable period of 1998. The decrease in interest expense is a result of the growth of active inventory outpacing the growth of interest bearing debt which permitted the capitalization of a larger share of incurred interest. The Company follows a policy of capitalizing interest only on inventory under construction or development. During both periods, the Company expensed the portion of incurred interest and other financing costs was not charged to inventory. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.


RESULTS OF OPERATIONS - FINANCIAL SERVICES

The following table summarizes financial data for the Company's financial services operations:

                                         Three months ended    Nine months ended
                                              June 30,             June 30,
                                        -------------------    -----------------
                                           1999      1998        1999     1998
                                           ----      ----        ----     ----

  Number of loans originated............   2,196     1,641       5,864    4,099
                                         -------   -------     -------  -------

  Loan acquisition fees................. $ 2,442   $ 1,781     $ 6,214  $ 4,164
  Sale of servicing and marketing gains.   4,435     3,373      12,399    7,174
  Other revenues........................   1,205      (563)      2,928      175
                                         -------   -------     -------  -------
  Total mortgage banking revenues.......   8,082     4,591      21,541   11,513

  Title policy premiums, net............   1,732       929       4,556    2,650
                                         -------   -------     -------  -------
  Total financial services revenues.....   9,814     5,520      26,097   14,163

  General and administrative expenses...   6,386     3,900      16,589    9,690
  Interest expense......................   1,403       648       2,815    1,293
  Interest/other (income)...............  (1,509)     (704)     (3,148)  (1,758)
                                         -------   -------     -------  -------
  Income before income taxes............ $ 3,534   $ 1,676     $ 9,841  $ 4,938
                                         =======   =======     =======  =======


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenues from financial services operations increased 77.8%, to $9.8 million in the three months ended June 30, 1999, from $5.5 million in the comparable period of 1998. The increase in financial services revenues was due to the rapid expansion of the Company's mortgage loan and title services provided to the Company's homebuilding customers and growth in the homebuilding operations. These mortgage and title activities continue to expand to additional homebuilding markets. SG&A expenses associated with financial services increased 63.7%, to $6.4 million in the three months ended June 30, 1999, from $3.9 million in the comparable period of 1998. As a percentage of financial services revenues, SG&A expenses decreased by 5.6%, to 65.1% in the three months ended June 30, 1999, from 70.7% in the comparable period of 1998, due to increased revenues in 1999 from 1998 investments in startup expenses for new markets.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Nine Months Ended June 30, 1999 Compared to Nine Months Ended June 30, 1998

Revenues from financial services operations increased 84.3%, to $26.1 million in the nine months ended June 30, 1999, from $14.2 million in the comparable period of 1998. The increase in financial services revenues was due to the rapid expansion of the Company's mortgage loan and title services provided to the Company's homebuilding customers and growth in the homebuilding operations. These mortgage and title activities continue to expand to additional homebuilding markets. SG&A expenses associated with financial services increased 71.2%, to $16.6 million in the nine months ended June 30, 1999, from $9.7 million in the comparable period of 1998. As a percentage of financial services revenues, SG&A expenses decreased by 4.8%, to 63.6% in the nine months ended June 30, 1999, from 68.4% in the comparable period of 1998, due to increased revenues in 1999 from 1998 investments in startup expenses for new markets.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had available cash and cash equivalents of $75.0 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land) at June 30, 1999, had increased by $454.9 million from September 30, 1998, due to a general increase in business activity, the expansion of operations in the Company's market areas and the acquisition of Cambridge's $110.1 million inventory. The inventory increase was financed through borrowings, issuing $55 million of common stock for the acquisition of Cambridge and by retaining earnings. The increased borrowing was partially offset by the conversion of $58.8 million of 6 7/8% convertible subordinated notes to common stock. As a result, the Company's ratio of homebuilding notes payable to total homebuilding capital at June 30, 1999, was 57.9% and consolidated notes payable to total capital was 59.7%, decreases of 2.2% and 1.2% over the September 30, 1998 levels of 60.1% and 60.9%, respectively. The stockholders' equity to total assets ratio increased to 34.3% at June 30, 1999, from 32.9% at September 30, 1998.

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

The Company has an $825 million, unsecured revolving credit facility, consisting of a $775 million four-year revolving loan and a $50 million four-year standby letter of credit facility that matures in 2003. Additionally, the Company has a $25 million standby letter of credit agreement. At June 30, 1999, the Company had outstanding homebuilding debt of $1,055.7 million, of which $370.0 million represented advances under the revolving credit facility. Under the debt covenants associated with the revolving credit facility, at June 30, 1999, the Company had additional borrowing capacity of $405 million. The Company has entered into multi-year interest rate swap agreements, aggregating $300 million, that fix the interest rate on a portion of the variable rate revolving credit facility.

The financial services activities have an $85 million, one-year mortgage warehouse facility with a bank that is secured by mortgage loans held for sale. The warehouse facility is not guaranteed by the parent company. As of June 30, 1999, $81.9 million had been drawn under this facility with additional financing needs provided by the Company. The Company is finalizing a new warehouse facility that will expand this capacity significantly. It is anticipated that all future mortgage company activities will be financed under the warehouse facility.

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

During fiscal 1999, the Company's Board of Directors has declared one quarterly cash dividend of $.0225 per common share and three quarterly cash dividends of $.03 per common share, the last of which is payable Aug 26, 1999, to stockholders of record on August 11, 1999.

In November, 1998, the Company's Board of Directors approved stock and debt repurchase programs for up to $100 million each. These programs are intended to allow the Company to take advantage of favorable market conditions, should they occur. During the second and third fiscal quarters, the Company repurchased in the open market an aggregate of 230,000 shares of its common stock at an average cost of $17.29.

Except for ordinary expenditures for the construction of homes, the acquisition of land and lots for development and sale of homes, at June 30, 1999, the Company had no material commitments for capital expenditures.


YEAR 2000

The "Year 2000" issue (Y2K) refers to potential complications that may be caused by computer hardware and software that were not designed for the change in the century. If not corrected, such computer hardware and software may cause management information systems to fail or miscalculate data.

The Company has assessed (and continues to assess) its vulnerability to Y2K. Modifications and replacements of computer hardware and software to prepare for Y2K are ongoing. The Company has assessed and tested its principal homebuilding hardware and management information system and believes them to be Y2K compliant. Evaluation, modification and testing of non-principal homebuilder hardware and management information systems are generally complete. Such systems are expected to be converted to the principal management information system or Y2K modifications are expected to be completed by September 30, 1999, at a cost of less than one million dollars.

Management information systems for the Company's financial services activities also are being evaluated and will require modifications or upgraded software packages that are expected to be completed by September 30, 1999, at minimal cost.

The Company is continuing to evaluate other potential Y2K issues, including non-management information systems. A Y2K coordinator is directing the Company's overall effort. The Company's relationships with payroll service providers, vendors, contractors, financial institutions and other third parties are continuing to be reviewed to determine the impact, if any, Y2K will have on these relationships.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT

Certain statements contained herein, as well as statements made by the Company in periodic press releases and oral statements made by the Company's officials to analysts and stockholders in the course of presentations about the Company may be construed as "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements may involve unstated risks, uncertainties and other factors that may cause actual results to differ materially from those initially anticipated. Such risks, uncertainties and other factors include, but are not limited to, the Company's substantial leverage, changes in general economic and business conditions, changes in interest rates and the availability of mortgage financing, governmental regulations and environmental matters, changes in costs and availability of material, supplies and labor, competitive conditions within our industry, the availability of capital and the ability to successfully effect acquisitions.

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

The following table shows, as of June 30, 1999, the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table shows the notional amounts and weighted average interest rates of the Company's interest rate swaps.

                                   Three Months
                                       Ended
                                     Sept. 30,                         Year ended September 30,
                                     ---------   ------------------------------------------------------------------------
                                                                         ($ in millions)
                                                                                                                     FMV @
                                       1999         2000      2001       2002       2003    Thereafter     Total    6/30/99
                                     ---------   ---------  --------   --------   --------  ----------   --------  ---------
Debt:
  Fixed rate.......................    $  3.1     $  3.6    $    0     $    0     $    0       $678.2     $684.9     $677.2
  Average interest rate............     6.00%      8.63%       ---        ---        ---        8.81%      8.81%        ---
  Variable rate....................    $ 81.9     $  0.8    $    0     $370.0     $    0       $    0     $452.7     $452.7
  Average interest rate............     6.33%      8.00%       ---      6.02%        ---          ---      5.64%        ---

Interest Rate Swaps:
  Variable to fixed................    $300.0     $300.0    $300.0     $200.0     $200.0       $200.0        ---     $  0.5
  Average pay rate.................     5.53%      5.53%     5.36%      5.10%      5.10%        5.09%        ---        ---
  Average receive rate.............     90 day LIBOR


PART II.          OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K.

                  (a)   Exhibits.

                        None.

                  (b) The following reports were filed on Form 8-K by the Company during the quarter ended June 30, 1999.

                        None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 D.R. HORTON, INC.



Date: July 30, 1999          By: /s/ David J. Keller
                                 -----------------------------------------------
                                 David J. Keller, on behalf of D.R. Horton, Inc. and as Executive Vice President, Treasurer
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)