Form 10-K
period 1999-09-30
HORTON D R INC /DE/
filed 1999-12-10
CIK 882184

Dear Fellow Stockholders:

    Fiscal 1999 marks our 22(nd) consecutive year of growth and increased profitability. During this period of unprecedented growth, fiscal 1999 stands out as an exceptional year. In 1999, we achieved quarterly and fiscal year records in new sales contracts, sales backlog, revenues, homes closed, net income, and earnings per share.

    1999's key financial and operating accomplishments include:

    - Record new sales contracts signed of $3,266.2 million (18,911 homes), a 29% increase over our fiscal 1998 record of $2,533.2 million (15,952 homes).

    - Record revenues of $3,156.2 million (18,395 homes closed), a 45% increase over our fiscal 1998 record of $2,176.9 million (13,944 homes closed).

    - Record net income of $159.8 million, a 71% increase over our fiscal 1998 record of $93.4 million.

    - Record earnings per share of $2.50, a 60% increase over our fiscal 1998 record of $1.56 per share.

    - Record year-end sales backlog of $1,356.5 million (7,309 homes), a 29% increase over our 1998 year-end record of $1,052.9 million (6,341 homes).

    - Record stockholders' equity of $797.6 million, a 45% increase over our 1998 year-end record of $549.4 million.

    - Providing stockholders with a 29% return on beginning stockholders' equity and a 23% return on average stockholders' equity.

    While the housing market in 1999 was aided by a strong economy, increased housing demand and low mortgage rates, our record results continue to be fueled by D.R. Horton's financial and operating strategies. These strategies have allowed us to differentiate our Company from others in the industry, not only in the way we operate, but also in our results. Our 22 year history of record results clearly puts us in a league of our own.

    In December 1999, PROFESSIONAL BUILDER magazine recognized our accomplishments and selected D.R. Horton, Inc. as the 1999 "Builder of the Year". This award honors the Company's superb financial performance, the dedication and team approach of all of our employees, the Company's entrepreneurial focus, and the quality of the homes built by the Company in 40 markets throughout the United States. It also recognizes D.R. Horton's growth strategy and proven ability to expand through start-ups and acquisitions.

    In fiscal 1999, D.R. Horton continued to expand and diversify its homebuilding operations. Growth was achieved through both internal expansion and acquisition. The Company increased its market share in core markets and commenced start-up operations in Columbia, South Carolina. In addition, we acquired Cambridge Homes, the largest builder in Chicago and the leading builder of active-adult communities in the Midwest. We plan to expand our active-adult operations into several new markets in fiscal 2000.

    As one of the nation's three largest homebuilders, with operations in 23 states and 40 markets, our brand name and reputation for quality are becoming increasingly valuable assets. We are harnessing the power of these assets to expand our activities into related businesses. Our ability to leverage the relationship with our home buyers is evident by the success achieved in our financial services (mortgage and title) operations. In 1999, our pretax income from financial services increased 84% to $13.1 million. In 1999, we significantly expanded our mortgage and title operations. We commenced mortgage operations in eight new markets and acquired Century Title Agency, a leading title insurance company in Phoenix. We now have mortgage operations in 25 markets and title operations in eight markets. We plan to expand our mortgage and title operations into our other markets in the years ahead. In addition, we continue to explore other opportunities to profitably expand our relationship with our homeowners.

    Although we are extremely pleased with our financial and operating performance this year, we are disappointed with the performance of our stock, which was depressed with all housing stocks. Notwithstanding our record earnings, investors became focused on a "potential" recession, a recession that never materialized. The Company took advantage of this situation and repurchased $22.4 million of its common stock under our Board-approved $100 million Stock Repurchase Program. We are making every effort to convey to investors the D.R. Horton record, and will continue to repurchase our common stock as market conditions warrant.

    As we enter the new millennium, the Company is extremely well-positioned to take advantage of its leadership role in the homebuilding industry. In fiscal 1999, our stockholders' equity increased 45% to $797.6 million, and our homebuilding debt to total capitalization ratio declined by 239 basis points, to 57.7%. Our solid balance sheet, consistent financial performance, risk averse operating strategies, and reduced leverage will keep improving our standing in the capital markets. In January 1999, Moody's Investors Service upgraded our senior unsecured rating to Ba1 from Ba2. To support our future growth, the Company issued $385 million of 8% senior unsecured notes in February 1999. This senior notes offering was oversubscribed and represents the largest public debt financing completed in the homebuilding industry. To augment our growth, the Company has a $775 million revolving credit facility with 15 banks, the largest facility in the homebuilding industry. We also solidified our financial services operations by increasing our mortgage company warehouse facility by $90 million to $175 million.

    We begin the new decade in the best financial and operating position in the history of the Company. With our sales backlog at record levels and our business model fully intact, we feel that we are well-positioned to thrive in an industry that offers many opportunities for long-term growth. Our history clearly demonstrates our ability to grow through cycles and shows that we are the most interest rate and recession proof homebuilder in the United States. We thank all D.R. Horton stockholders for supporting the building of a company with a solid foundation and an exciting future. In addition, we thank our dedicated employees, suppliers, and subcontractors. They are the backbone of this organization and provide us the ability to react quickly and make sound decisions. We look forward to a highly successful fiscal 2000 and anticipate D.R. Horton will enjoy its 23(rd) consecutive year of growth, profitability, and achieve its goal of $4 billion in revenues. We invite you to follow our progress by accessing our website at http://www.DRHORTON.com.

                                          /s/ DONALD R. HORTON

                                          Donald R. Horton

                                          CHAIRMAN OF THE BOARD

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-14122
                            ------------------------

                               D.R. HORTON, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                             75-2386963
    (State of other jurisdiction of               (I.R.S. Employer
     incorporation or organization)             Identification No.)

    1901 ASCENSION BLVD., SUITE 100                    76006
            ARLINGTON, TEXAS                         (Zip Code)
(Address of principal executive offices)

                                 (817) 856-8200
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------      -----------------------------------------
Common Stock, par value $.01 per share              The New York Stock Exchange
     8 3/8% Senior Notes due 2004                   The New York Stock Exchange
       10% Senior Notes due 2006                    The New York Stock Exchange
       8% Senior Notes due 2009                     The New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K_____.

    As of November 30, 1999, there were 62,511,555 shares of Common Stock, par value $.01 per share, issued and outstanding, and the aggregate market value of these shares held by non-affiliates of the registrant was approximately $682,649,000. Solely for purposes of this calculation, all directors and executive officers were excluded as affiliates of the registrant.

                        DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 20, 2000, are incorporated herein by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    D. R. Horton, Inc. (the "Company") is a national homebuilder. As such, we construct and sell single-family homes in metropolitan areas of the Mid-Atlantic, Midwest, Southeast, Southwest and West regions of the United States. We offer high-quality homes, designed principally for first-time and move-up home buyers. Our homes generally range in size from 1,000 to 5,000 square feet and range in price from $80,000 to $600,000. For the year ended September 30, 1999, we closed 18,395 homes with an average sales price approximating $166,100.

    On April 20, 1998, we acquired Continental Homes Holding Corp. ("Continental"), a geographically diversified homebuilder, through the merger of Continental into Horton (the "Merger"). In the Merger, Horton issued approximately 15.5 million shares of its common stock, and Continental's outstanding convertible securities and options became convertible into and exercisable for an additional 8.2 million shares. The Merger was accounted for as a pooling of interests. Accordingly, all information for prior periods has been restated to show the combined results of Horton and Continental.

    We are one of the largest and most geographically diversified homebuilders in the United States, with operating divisions in 23 states and 40 markets as of September 30, 1999. The markets we operate in include: Albuquerque, Atlanta, Austin, Birmingham, Charleston, Charlotte, Chicago, Cincinnati, Columbia, Dallas/Fort Worth, Denver, Greensboro, Greenville, Hilton Head, Houston, Jacksonville, Killeen, Las Vegas, Los Angeles, Louisville, Minneapolis/St. Paul, Myrtle Beach, Nashville, New Jersey, Newport News, Orlando, Pensacola, Phoenix, Portland, Raleigh/Durham, Richmond, Sacramento, Salt Lake City, San Antonio, San Diego, St. Louis, South Florida, Tucson, suburban Washington, D.C. and Wilmington.

    We build homes under the following names: D.R. Horton, Arappco, Cambridge, Continental, Dobson, Mareli, Milburn, Joe Miller, Regency, RMP, SGS, Torrey and Trimark.

    We were incorporated in Delaware on July 1, 1991, to acquire all of the assets and businesses of 25 predecessor companies, which were residential home construction and development companies owned or controlled by Donald R. Horton.

    Our principal executive offices are located at 1901 Ascension Blvd., Suite 100, Arlington, Texas 76006, and the telephone number is (817) 856-8200.

OPERATING STRATEGY

    We believe that the following operating strategies have enabled us to achieve consistent growth and profitability:

GEOGRAPHIC DIVERSITY

    From 1978 to late 1987, excluding Continental Homes' locations, our homebuilding activities were conducted in the Dallas/Fort Worth area. We then instituted a policy of diversifying geographically, entering the following markets, both through startup operations and acquisitions, in the years shown:

YEARS ENTERED                                  MARKETS
-------------        -----------------------------------------------------------
  1987               Phoenix
  1988               Atlanta, Orlando
  1989               Charlotte
  1990               Houston
  1991               Suburban Washington, D.C.
  1992               Chicago, Cincinnati, Raleigh/Durham, South Florida
  1993               Austin, Los Angeles, Salt Lake City, San Diego
  1994               Minneapolis/St. Paul, Las Vegas, San Antonio
  1995               Birmingham, Denver, Greensboro, St. Louis
  1996               Albuquerque, Pensacola
  1997               Greenville, Nashville, New Jersey, Tucson
  1998               Charleston, Hilton Head, Jacksonville, Killeen, Louisville,
                       Myrtle Beach, Newport News, Portland, Richmond,
                       Sacramento, Wilmington
  1999               Columbia

    We continually monitor the sales and margins achieved in each of the subdivisions in which we operate as part of our evaluation of the use of our capital. While we believe there are significant growth opportunities in our existing markets, we also intend to continue our policy of diversification by seeking to enter new markets. We believe our diversification strategy mitigates the effects of local and regional economic cycles and enhances our growth potential. Typically, we will not invest material amounts in real estate, including raw land, developed lots, models and speculative homes, or overhead in start-up operations in new markets, until such markets demonstrate significant growth potential and acceptance of our products.

ACQUISITIONS

    As an integral component of our operational strategy of continued expansion, we continually evaluate opportunities for strategic acquisitions. We believe that expanding our operations through the acquisition of existing homebuilding companies affords us several benefits not found in start-up operations. Such benefits include:

    - Established land positions and inventories;

    - Existing relationships with land owners, developers, subcontractors and suppliers;

    - Brand name recognition; and

    - Proven product acceptance by home buyers in the market.

    In evaluating potential acquisition candidates, we seek homebuilding companies that have an excellent reputation, a track record of profitability and a strong management team with an entrepreneurial orientation. We limit the risks associated with acquiring a going concern by conducting extensive operational, financial and legal due diligence on each acquisition and by only acquiring homebuilding companies that we believe will have an immediate positive impact on our earnings. During the last five fiscal years, we have made 14 acquisitions. We will continue to evaluate potential future acquisition opportunities that satisfy our acquisition criteria in both existing and new markets.

DECENTRALIZED OPERATIONS

    We decentralize our homebuilding activities to give more operating flexibility to our local division presidents. We have 50 separate operating divisions, some of which are in the same market area. Generally, each operating division consists of a division president, an office manager and staff, a sales manager and sales personnel, and a construction manager and construction superintendents. We believe that division presidents, who are intimately familiar with local conditions, make better decisions regarding local operations. Our division presidents receive performance bonuses based upon achieving targeted operating levels in their operating divisions.

OPERATING DIVISION RESPONSIBILITIES

    Each operating division is responsible for:

    - Site selection which involves

       --A feasibility study;

       --Soil and environmental reviews;

       --Review of existing zoning and other governmental requirements; and

       --Review of the need for and extent of offsite work required to meet local building codes.

    - Negotiating lot option or similar contracts;

    - Overseeing land development;

    - Planning its homebuilding schedule;

    - Selecting building plans and architectural schemes;

    - Obtaining all necessary building approvals; and

    - Developing a marketing plan.

CORPORATE OFFICE CONTROLS

    The corporate office controls key risk elements through centralized:

    - Financing;

    - Cash management;

    - Risk management;

    - Accounting and management reporting;

    - Payment of subcontractors' invoices;

    - Administration of payroll and employee benefits;

    - Final approval of land and lot acquisitions;

    - Capital allocation; and

    - Oversight of inventory levels.

COST MANAGEMENT

    We control our overhead costs by centralized administrative and accounting functions and by limiting the number of field administrative personnel and middle level management positions. We also minimize advertising costs by participating in promotional activities, publications and newsletters sponsored by local real estate brokers, mortgage companies, utility companies and trade associations.

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

MARKETS

    We conduct homebuilding activities in five geographic regions, consisting of:

GEOGRAPHIC REGION                                MARKETS
-----------------        -------------------------------------------------------
 Mid-Atlantic            Charleston, Charlotte, Columbia, Greensboro,
                           Greenville, Hilton Head, Myrtle Beach, New Jersey,
                           Newport News, Raleigh/Durham, Richmond, Suburban
                           Washington, D.C., Wilmington
 Midwest                 Chicago, Cincinnati, Louisville, Minneapolis/St. Paul,
                           St. Louis
 Southeast               Atlanta, Birmingham, Jacksonville, Nashville, Orlando,
                           Pensacola, South Florida
 Southwest               Albuquerque, Austin, Dallas/Fort Worth, Houston,
                           Killeen, Phoenix, San Antonio, Tucson
 West                    Denver, Las Vegas, Los Angeles, Portland, Sacramento,
                           Salt Lake City, San Diego

    When entering new markets or conducting operations in existing markets, among the things we consider are:

    - Regional economic conditions;

    - Job growth;

    - Land availability;

    - Local land development process;

    - Consumer tastes;

    - Competition; and

    - Secondary home sales activity.

    Our homebuilding revenues by geographic region are:

                                                    YEAR ENDED SEPTEMBER 30,
                                                 ------------------------------
                                                   1997       1998       1999
                                                 --------   --------   --------
                                                         (IN MILLIONS)
Mid-Atlantic...................................  $  180.5   $  372.2   $  540.6
Midwest........................................      95.9      130.4      347.1
Southeast......................................     246.4      384.5      429.6
Southwest......................................     694.3      789.6    1,068.0
West...........................................     350.4      478.3      733.7
                                                 --------   --------   --------
    Total......................................  $1,567.5   $2,155.0   $3,119.0
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

    We also use lot option contracts, in which we purchase the right, but not the obligation, to buy building lots at predetermined prices on a takedown schedule commensurate with anticipated home closings. Lot option contracts generally are on a nonrecourse basis, thereby limiting our financial exposure to earnest money deposits given to property sellers. This enables us to control significant lot positions with a minimal capital investment and substantially reduces the risks associated with land ownership and development. At
September 30, 1999, about 36% of our total lot position of 62,610 lots was under option contracts.

    A summary of our land/lot position at September 30, 1999 is:


Finished lots we own........................................    8,786
Lots under development we own...............................   31,366
                                                               ------
Total lots owned............................................   40,152
Lots available under lot option and similar contracts.......   22,458
                                                               ------
Total land/lot positions....................................   62,610
                                                               ======

    We limit our exposure to real estate inventory risks by:

       - Generally commencing construction of homes under contract only after receipt of a satisfactory down payment and, where applicable, the buyer's receipt of mortgage approval;

       - Limiting the number of speculative homes (homes started without an executed sales contract) built in each subdivision;

       - Closely monitoring local market and demographic trends, housing preferences and related economic developments, such as new job opportunities, local growth initiatives and personal income trends;

       - Utilizing lot option contracts, where possible; and

       - Limiting the size of acquired land parcels to smaller tracts of land.

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

MARKETING AND SALES

    We market and sell our homes through commissioned employees and independent real estate brokers. We typically conduct home sales from sales offices located in furnished model homes in each subdivision. At September 30, 1999, we owned 586 model homes, which generally are not offered for sale until the completion of a subdivision. Our sales personnel assist prospective home buyers by providing them with floor plans, price information, tours of model homes and the selection of options and other custom features. We train and inform our sales personnel as to the availability of financing, construction schedules, and marketing and advertising plans.

    In addition to using model homes, we typically build a limited number of speculative homes in each subdivision to enhance our marketing and sales activities. Construction of these speculative homes also is necessary to satisfy the requirements of relocated personnel and independent brokers, who often represent home buyers requiring a completed home within 60 days. We sell a majority of these speculative homes while they are under construction or immediately following completion. The number of speculative homes is influenced by local market factors, such as new employment opportunities, significant job relocations, growing housing demand and the length of time we have built in the market. Depending upon the seasonality of each market, we attempt to limit our speculative homes in each subdivision. At September 30, 1999, we averaged about 5 speculative homes, in various stages of construction, in each subdivision.

    We advertise on a limited basis in newspapers and in real estate broker, mortgage company and utility publications, brochures, newsletters and on billboards. To minimize advertising costs, we attempt to operate in subdivisions in conspicuous locations that permit us to take advantage of local traffic patterns. We also believe that model homes play a significant role in our marketing efforts. Consequently, we expend significant effort in creating an attractive atmosphere in our model homes.

    Our sales contracts require a down payment of at least $500. The contracts include a financing contingency which permits customers to cancel if they cannot obtain mortgage financing at prevailing interest rates within a specified period, typically four to six weeks, and may include other contingencies, such as the sale of an existing home. We include a home sale in our sales backlog when the sales contract is signed and we have received the initial down payment. We do not recognize revenue upon the sale of a home until it is closed and title passes to the home buyer. The average period between the signing of a sales contract for a home and closing is approximately three to five months.

CUSTOMER SERVICE AND QUALITY CONTROL

    Our operating divisions are responsible for pre-closing, quality control inspections and responding to customers' post-closing needs. We believe that prompt and courteous response to home buyers' needs during and after construction reduces post-closing repair costs, enhances our reputation for quality and service, and ultimately leads to significant repeat and referral business from the real estate community and home buyers. We provide our home buyers with a limited one-year warranty on workmanship and building materials. The subcontractors who perform most of the actual construction also provide us with warranties on workmanship and are generally prepared to respond to us and the homeowner promptly upon request. In most cases, we supplement our one-year warranty by purchasing a ten-year limited warranty from a third party. To cover our potential warranty obligations, we accrue an estimated amount for future warranty costs.

CUSTOMER FINANCING

    We provide mortgage financing services principally to purchasers of homes we build and sell. CH Mortgage, a wholly-owned subsidiary, provides mortgage banking services in Arizona, Colorado, Florida, Illinois, Kentucky, Minnesota, Nevada, New Mexico, North and South Carolina, and Texas. D.R. Horton Mortgage Company, Ltd., a joint venture formed in 1998 with a third party, presently provides services in California. On a combined basis, related mortgage banking entities provided mortgage financing services for about 65% of the homes closed during the year ended September 30, 1999 in the markets served. We anticipate expanding these mortgage activities to other markets we serve.

    In other markets where we currently do not provide mortgage financing, we work with a variety of mortgage lenders that make available to home buyers a range of conventional mortgage financing programs. By making information about these programs available to prospective home buyers and maintaining a relationship with such mortgage lenders, we are able to coordinate and expedite the entire sales transaction by ensuring that mortgage commitments are received and that closings take place on a timely and efficient basis.

TITLE SERVICES

    Through our subsidiaries, Century Title, DRH Title Company of Texas, Ltd., DRH Title Company of Florida, Inc., DRH Title Company of Minnesota, Inc., Metro Title Company and Travis County Title Company, we serve as a title insurance agent by providing title insurance policies and closing services to purchasers of homes we build in the Dallas/Fort Worth, Austin, Orlando, Miami, Minneapolis, Phoenix, San Antonio and suburban Washington, D.C. markets. We assume no underwriting risk associated with these title policies.

EMPLOYEES

    At September 30, 1999, we employed 3,355 persons, of whom 869 were sales and marketing personnel, 1,067 were executive, administrative and clerical personnel, 1,021 were involved in construction, and 398 worked in mortgage and title operations. Fewer than 25 of our employees are covered by collective bargaining agreements. Some of the subcontractors which we use are represented by labor unions or are subject to collective bargaining agreements. We believe that our relations with our employees and subcontractors are good.

COMPETITION

    The single family residential housing industry is highly competitive and we compete in each of our markets with numerous other national, regional and local homebuilders, often with larger subdivisions designed, planned and developed by such homebuilders. Our homes compete on the basis of quality, price, design, mortgage financing terms and location.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

    The housing, mortgage and title insurance industries are subject to extensive and complex regulations. We and our subcontractors must comply with various federal, state and local laws and regulations, including zoning, density and development requirements, building, environmental, advertising and consumer credit rules and regulations, as well as other rules and regulations in connection with our development, homebuilding, sales and financial services activities. These include requirements affecting the development process, as well as building materials to be used, building designs and minimum elevation of properties. Our homes are inspected by local authorities where required, and homes eligible for insurance or guarantees provided by the FHA and VA are subject to inspection by them. These regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the cost of development or homebuilding.

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

    Our internal mortgage activities and title insurance agencies must also comply with various federal and state laws, consumer credit rules and regulations and other rules and regulations unique to such activities. Additionally, mortgage loans and title activities originated under the FHA, VA, FNMA and GNMA are subject to rules and regulations imposed by those agencies.

ITEM 2.  PROPERTIES

    We own a 52,000 square foot office complex, consisting of three single-story buildings of steel and brick construction, located in Arlington, Texas, that serves as the principal executive offices and houses two of the Dallas/Fort Worth divisions. We also lease approximately 312,000 square feet of space for our operating divisions under leases expiring between November 1999 and June 2006.

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

                                                                           YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------------------------
                                                                       1998                        1999
                                                              ----------------------      ----------------------
                                                                HIGH          LOW           HIGH          LOW
                                                              --------      --------      --------      --------
Quarter Ended December 31...................................    $21           $15           $23           $10 5/8
Quarter Ended March 31......................................     23 5/8        16 5/8        23            14 13/16
Quarter Ended June 30.......................................     24            16 5/8        20            15 3/8
Quarter Ended September 30..................................     24 15/16      15 1/4        17 9/16       12 1/8

    As of November 30, 1999, the closing price was $13.75, and there were approximately 326 holders of record. We have declared quarterly cash dividends of 2 1/4 cents per share for fiscal 1998 and 3 cents per share for fiscal 1999.

    The declaration of cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our general financial condition and general business conditions. We are required to comply with certain covenants contained in the bank agreements and Senior Notes indentures. The most restrictive of these requirements allows us to pay cash dividends on common stock in an amount, on a cumulative basis, not to exceed 50% of consolidated net income, as defined, subject to certain other adjustments. Pursuant to the most restrictive of these requirements, we had approximately $179.6 million available for the payment of dividends and the acquisition of our common stock at September 30, 1999.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data are derived from our Consolidated Financial Statements. The data should be read in conjunction with the Consolidated Financial Statements, related Notes thereto and other financial data elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future.

                                                              YEAR ENDED SEPTEMBER 30,
                                                ----------------------------------------------------
                                                  1995       1996       1997       1998       1999
                                                --------   --------   --------   --------   --------
INCOME STATEMENT DATA: (1)(2)
Revenues ($ millions).........................   $869.5    $1,147.7   $1,578.4   $2,176.9   $3,156.2
Homebuilding revenues ($ millions)............    862.8     1,136.3    1,567.5    2,155.0    3,119.0
Net income from continuing operations ($
  millions)...................................     34.4        53.2       65.0       93.4      159.8
Net income per share from continuing
  operations: (4)
  Basic.......................................      .80        1.15       1.28       1.75       2.55
  Diluted.....................................      .77        1.07       1.15       1.56       2.50
Cash dividends declared per common
  share (3)...................................       --          --        .06        .09        .11

                                                                  AS OF SEPTEMBER 30,
                                                  ----------------------------------------------------
                                                    1995       1996       1997       1998       1999
                                                  --------   --------   --------   --------   --------
                                                                      ($ MILLIONS)
BALANCE SHEET DATA: (1)(2)
Inventories.....................................   $574.2     $690.2    $1,024.3   $1,358.0   $1,866.1
Total Assets....................................    705.6      841.3     1,248.3    1,667.8    2,361.8
Notes Payable...................................    402.7      420.4       650.7      854.5    1,190.6
Stockholders' Equity............................    216.6      306.6       427.9      549.4      797.6

------------------------

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

    Prior to the merger, Continental had a fiscal year end of May 31. Accordingly, the Continental consolidated balance sheets as of May 31, 1995 and 1996 have been combined with the Company's balance sheets as of September 30, 1995 and 1996, respectively. The related Continental statements of income, stockholders' equity and cash flows for the fiscal years ended May 31, 1995 and 1996 have been combined with the Company's statements of income, stockholders' equity and cash flows for the fiscal years ended September 30, 1995 and 1996, respectively. Continental's balance sheet and the related statements of income, stockholders' equity and cash flows have been restated to conform to the Company's fiscal year end of September 30, 1997.

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

(4) In fiscal 1998, net income includes the net effect of a $7.1 million, net of tax, provision for costs associated with the merger with Continental.
    The earnings per share effects were $0.13 basic and $0.11 diluted.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS--CONSOLIDATED

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

YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO YEAR ENDED SEPTEMBER 30, 1998

    Consolidated revenues increased 45.0%, to $3,156.2 million in 1999 from $2,176.9 million in 1998 due to increases in both home and land/lot sales revenues as well as financial services revenues.

    Consolidated selling, general and administrative (SG&A) expenses increased by 39.0%, to $322.1 million in 1999, from $231.7 million in 1998. As a percentage of revenues, SG&A expenses decreased to 10.2% in 1999, from 10.6% in 1998. The decrease in SG&A expenses as a percentage of revenue is primarily due to the Company's cost containment efforts and the increased revenues that absorb the fixed elements of overhead. Included in SG&A expenses in 1999 is a $5.2 million charge (0.2% of revenues) for severance benefits associated with former Continental executives. Consolidated 1998 SG&A expenses exclude
$11.9 million in non-recurring merger costs associated with the Continental merger. The merger costs consisted primarily of fees paid to third party investment, accounting, and legal advisors.

    Excluding the nonrecurring merger costs in 1998, income before income taxes increased 54.3% to $263.8 million in 1999 from $171.0 million in 1998. As a percentage of revenues, income before income taxes increased 0.5%, to 8.4%, from 7.9% in 1998 primarily due to the overall reduction in selling, general and administrative expenses as a percentage of revenues.

    Consolidated interest expense increased to $16.5 million in 1999 from $16.2 million in 1998. As a percentage of consolidated revenues, interest expense decreased to 0.5% in 1999 from 0.7% in 1998. A significant increase in interest costs associated with the Company's rapidly expanding financial services operations was largely offset by a reduction in homebuilding interest expense. Financial services interest expense grew from $2.2 million in 1998 to $4.4 million in 1999. Interest expense associated with homebuilding decreased to $12.0 million in 1999, from $14.0 million in 1998. The decrease in homebuilding interest expense resulted from a slightly lower overall homebuilding effective interest rate in 1999, due to the peak usage of the variable rate revolving line of credit facility coinciding with the mid-year trough in the floating rate to which it is tied. Homebuilding interest expense also declined due to the growth in active inventory outpacing the growth in interest-bearing debt. That permitted us to capitalize relatively higher amounts of incurred interest during 1999.

    Consolidated other income consists mainly of interest income on funds temporarily invested and, for financial services operations, on mortgage loans held for sale. Also, other income is reduced by minority interests in income of subsidiaries that are not wholly-owned. In 1999, consolidated other income was $6.9 million, down $0.7 million from 1998. Increases in interest income associated with financial services mortgage loans held for sale were offset by increases in minority interests in income resulting from improved 1999 operating results of subsidiaries that are not wholly-owned.

    The consolidated provision for income taxes increased 58.2%, to $104.0 million in 1999, from $65.7 million in 1998, due to the corresponding increase in income before income taxes. The effective income tax rate was down 1.9% to 39.4% in 1999, compared to 41.3% in 1998, due primarily to the non-deductibility of certain merger costs in 1998.

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

RESULTS OF OPERATIONS--HOMEBUILDING

    The following tables set forth certain operating and financial data for the Company's homebuilding activities:

                                                                         PERCENTAGES OF
                                                                          HOMEBUILDING
                                                                            REVENUES
                                                              ------------------------------------
                                                                          YEARS ENDED
                                                                         SEPTEMBER 30,
                                                              ------------------------------------
                                                                1997          1998          1999
                                                              --------      --------      --------
Costs and expenses:
  Cost of sales.........................................        82.4%         81.9%         82.1%
  Selling, general and administrative expense...........        10.4          10.0           9.5
  Interest expense......................................         0.7           0.7           0.4
                                                                ----          ----          ----
Total costs and expenses................................        93.5          92.6          92.0
Other (income)..........................................        (0.2)         (0.2)           --
                                                                ----          ----          ----
Income before income taxes..............................         6.7%          7.6%          8.0%
                                                                ====          ====          ====

                                                            YEARS ENDED SEPTEMBER 30,
                                  ------------------------------------------------------------------------------
                                           1997                        1998                        1999
                                  ----------------------      ----------------------      ----------------------
                                   HOMES                       HOMES                       HOMES
                                   CLOSED          %           CLOSED          %           CLOSED          %
HOMES CLOSED*                     --------      --------      --------      --------      --------      --------
  Mid-Atlantic..............          843          8.4%         2,056         14.7%         2,986         16.2%
  Midwest...................          500          5.0%           701          5.0%         1,733          9.4%
  Southeast.................        1,583         15.8%         2,595         18.6%         2,648         14.4%
  Southwest.................        5,324         53.0%         6,145         44.1%         7,640         41.6%
  West......................        1,788         17.8%         2,447         17.6%         3,388         18.4%
                                   ------        -----         ------        -----         ------        -----
                                   10,038        100.0%        13,944        100.0%        18,395        100.0%
                                   ======        =====         ======        =====         ======        =====

                                                        YEARS ENDED SEPTEMBER 30,
                              ------------------------------------------------------------------------------
                                       1997                        1998                        1999
                              ----------------------      ----------------------      ----------------------
                               HOMES                       HOMES                       HOMES
                                SOLD           $            SOLD           $            SOLD           $
NET NEW SALES CONTRACTS*      --------      --------      --------      --------      --------      --------
                                                               ($ MILLIONS)
  Mid-Atlantic........            849       $  173.0        2,384       $  440.6        3,145       $  602.0
  Midwest.............            496           96.6          888          169.5        1,996          416.7
  Southeast...........          1,705          253.3        2,608          395.2        2,751          452.5
  Southwest...........          5,571          709.9        7,161          952.6        7,678        1,103.5
  West................          1,930          362.9        2,911          575.3        3,341          691.5
                               ------       --------       ------       --------       ------       --------
                               10,551       $1,595.7       15,952       $2,533.2       18,911       $3,266.2
                               ======       ========       ======       ========       ======       ========

                                                              SEPTEMBER 30,
                              ------------------------------------------------------------------------------
                                       1997                        1998                        1999
                              ----------------------      ----------------------      ----------------------
                               HOMES           $           HOMES           $           HOMES           $
SALES BACKLOG*                --------      --------      --------      --------      --------      --------
                                                               ($ MILLIONS)
  Mid-Atlantic..........         334         $ 68.9          932        $  180.9       1,091        $  242.8
  Midwest...............         180           35.5          419            80.5       1,134           247.2
  Southeast.............         697          101.2          733           116.3         836           140.6
  Southwest.............       2,027          260.8        3,043           423.9       3,081           472.9
  West..................         723          142.8        1,214           251.3       1,167           253.0
                               -----         ------        -----        --------       -----        --------
                               3,961         $609.2        6,341        $1,052.9       7,309        $1,356.5
                               =====         ======        =====        ========       =====        ========

* The Company's market regions consist of the following:


MID-ALTANTIC            Charleston, Charlotte, Columbia, Greensboro, Greenville,
                          Hilton Head, Myrtle Beach, New Jersey, Newport News,
                          Raleigh/Durham, Richmond, Suburban Washington, D.C. and
                          Wilmington

MIDWEST                 Chicago, Cincinnati, Louisville, Minneapolis/St. Paul and
                          St. Louis

SOUTHEAST               Atlanta, Birmingham, Jacksonville, Nashville, Orlando,
                          Pensacola and South Florida

SOUTHWEST               Albuquerque, Austin, Dallas/Fort Worth, Houston, Killeen,
                          Phoenix, San Antonio and Tucson

WEST                    Denver, Las Vegas, Los Angeles, Portland, Sacramento, Salt
                          Lake City and San Diego

YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO YEAR ENDED SEPTEMBER 30, 1998

    Revenues from homebuilding activities (including land/lot sales) increased 44.7%, to $3,119.0 million (18,395 homes closed) in 1999, from $2,155.0 million
(13,944 homes closed) in 1998. The Company periodically sells land or lots to others and revenues from these activities were $63.9 million in 1999, up from $16.8 million in 1998. The number of homes closed increased in all of the Company's market regions, with percentage increases ranging from 147.2% in the Midwest region to 2.0% in the Southeast region. The increases in both revenues and homes closed were due to strong housing demand, the Company's entrance into new markets, and the increases attributable to the acquisition of Cambridge Homes (January, 1999); C. Richard Dobson Builders, Inc. (February, 1998); Mareli Development & Construction Co. (May, 1998); and RMP Development, Inc. (June,
1998). In markets where the Company operated during both fiscal years, homebuilding revenues increased by 32.9%, to $2,828.1 million (17,206 homes closed).

    The average selling price of homes closed during 1999 was $166,100, up 8.3% from $153,300 in 1998. The increase in average selling price was due to changes in the mix of homes closed and increased selling prices.

    New net sales contracts increased 18.5%, to 18,911 homes ($3,266.2 million) in 1999, from 15,952 homes ($2,533.2 million) in 1998. Percentage increases in new net sales contracts were achieved in all of the Company's market regions, with increases ranging from 124.8% in the Midwest region to 5.5% in the Southeast region. The overall increase in new net sales contracts was due in part to sales achieved by Cambridge and the 1998 acquisitions, while new net sales contracts increased 8.1%, to 17,243 homes, in markets where the Company operated in both periods. The average price of a new net sales contract in 1999 was $172,700, up 8.8% over the $158,800 average in 1998. This increase was due to changes in the mix of homes sold and increased selling prices.

    At September 30, 1999, the Company's backlog of sales contracts was $1,356.5 million (7,309 homes), up 28.8% from the comparable amount at September 30, 1998. In markets in which the Company operated during both fiscal years, the sales contract backlog was $1,195.4 million (6,585 homes), up 11.4% from

1998. The average sales price of homes in sales backlog was $185,600 at September 30, 1999, up 11.8% from the $166,000 average at September 30, 1998.

    Cost of sales increased by 45.0%, to $2,560.7 million in 1999, from $1,765.6 million in 1998. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues increased to 82.0% in 1999, from 81.8% in 1998. The application of purchase accounting to homes acquired in the Cambridge acquisition, and closed subsequent to the acquisition, caused an $8.4 million increase (0.3% of revenues) in cost of goods sold for the year. Cost of land/lot sales decreased to 88.2% of land/lot sales revenues in 1999, from 94.2% in 1998. Total homebuilding cost of sales increased to 82.1% in 1999, from 81.9% in 1998.

    Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 37.4%, to $297.3 million in 1999, from $216.4 million in 1998. As a percentage of revenues, SG&A expenses decreased to 9.5% in 1999, from 10.0% in 1998. The decrease in SG&A expenses as a percentage of revenue is primarily due to the Company's cost containment efforts and the increased revenues that absorb the fixed elements of overhead. Included in SG&A expenses in 1999, is a $5.2 million charge (0.2% of revenues) for severance benefits associated with former Continental executives.

    Interest expense associated with homebuilding activities decreased to $12.0 million in 1999, from $14.0 million in 1998. As a percentage of homebuilding revenues, interest expense decreased to 0.4% in 1999, from 0.7% in 1998. The decrease in homebuilding interest expense resulted from a slightly lower overall homebuilding effective interest rate in 1999, due to the peak usage of the variable rate revolving line of credit facility coinciding with the mid-year trough in the floating rate to which it is tied. Homebuilding interest expense also declined due to the growth in active inventory outpacing the growth in interest-bearing debt. That permitted us to capitalize relatively higher amounts of incurred interest during 1999. The Company follows a policy of capitalizing interest only on inventory under construction or development ("Active Inventory"). During 1999 and 1998, we expensed the portion of incurred interest and other financing costs which could not be charged to inventory. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

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

RESULTS OF OPERATIONS--FINANCIAL SERVICES

    Financial services include mortgage financing and title insurance agency and closing services, primarily related to purchases of homes built and sold by the Company. Mortgage services are provided in Arizona, California, Colorado, Florida, Illinois, Kentucky, Minnesota, Nevada, New Mexico, North and South Carolina and Texas. Title agency and closing services are provided in Arizona, Florida, Minnesota, Texas and Virginia. The following table summarizes financial and other information for the Company's financial services operations:

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
FINANCIAL SERVICES:
Number of loans originated..................................    3,157      5,875      8,137
                                                              -------    -------    -------
Loan origination fees.......................................  $ 3,174    $ 5,929    $ 8,702
Sale of servicing rights and gains from sale of mortgages...    4,666      9,276     16,632
Other revenues..............................................    1,515      1,998      4,154
                                                              -------    -------    -------
Total mortgage banking revenues.............................    9,355     17,203     29,488
Title policy premiums, net..................................    1,612      4,689      7,763
                                                              -------    -------    -------
Total revenues..............................................   10,967     21,892     37,251
General and administrative expenses.........................    8,733     15,244     24,713
Interest expense............................................      664      2,220      4,433
Interest/other (income).....................................   (1,396)    (2,668)    (4,984)
                                                              -------    -------    -------
Income before income taxes..................................  $ 2,966    $ 7,096    $13,089
                                                              =======    =======    =======

YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO YEAR ENDED SEPTEMBER 30, 1998

    Revenues from financial services operations increased 70.2%, to $37.3 million in 1999, from $21.9 million in 1998. The increase in financial services revenues was due to the expansion of mortgage and title activities into new markets and growth in homebuilding operations in existing markets. The increase in financial services revenues associated with sales of servicing rights and mortgages was due to increased volume, improved hedging of loans in process and better volume pricing terms on loans sold to third party investors. SG&A expenses associated with financial services increased 62.1%, to $24.7 million in 1999, from $15.2 million in the comparable period of 1998. As a percentage of financial services revenues, SG&A expenses decreased by 3.3%, to 66.3% in 1999, from 69.6% in 1998, due to increased revenues in 1999 that resulted from 1997 and 1998 investments in new market startup expenses.

YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO YEAR ENDED SEPTEMBER 30, 1997

    Revenues from financial services operations increased 99.6% to $21.9 million in 1998 from $11.0 million in 1997. The increase in financial services revenues was due to the rapid expansion of the Company's title agency and mortgage loan services provided to the Company's homebuilding customers. Accordingly, SG&A expenses associated with financial services increased 74.6%, to $15.2 million in 1998 from $8.7 million in 1997. As a percentage of financial services revenues, SG&A expenses decreased by 10.0% to 69.6% in 1998 from 79.6% in 1997, due primarily to higher than normal 1997 startup expenses in new markets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1999, the Company had available cash and cash equivalents of $128.6 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land) at September 30, 1999, had increased by $508.1 million from September 30, 1998, due to a general increase in business activity, the expansion of operations in the Company's market areas and the acquisition of Cambridge's $110.1 million inventory. The inventory increase was financed through borrowings, issuing $55 million of common stock for the acquisition of Cambridge and by retaining earnings. The increased borrowing was partially offset by the conversion of $58.8 million of 6 7/8% convertible subordinated notes to common stock. As a result, the Company's ratio of homebuilding notes payable to total capital at September 30, 1999 decreased 2.4% to 57.7%, from 60.1% at September 30, 1998. The stockholders' equity to total assets ratio increased to 33.8% at September 30, 1999, from 32.9% at September 30, 1998.

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

    The Company has an $825 million, unsecured revolving credit facility, consisting of a $775 million four-year revolving loan and a $50 million four-year standby letter of credit that matures in 2002. Additionally, the Company has a $25 million standby letter of credit agreement in addition to a $22.5 million non-renewable letter of credit facility acquired with the Cambridge acquisition. At September 30, 1999, the Company had outstanding homebuilding debt of $1,086.3 million, of which $395 million represented advances under the revolving credit facility. Under the debt covenants associated with the revolving credit facility, at September 30, 1999, the Company had additional borrowing capacity of $443.7 million. The Company has entered into multi-year interest rate swap agreements, aggregating
$200 million, that fix the interest rate on a portion of the variable rate revolving credit facility.

    At September 30, 1999, the financial services segment has mortgage loans held for sale of $113.8 million and loan commitments for $103.0 million at fixed rates. The Company hedges the interest rate market risk on these mortgage loans held for sale and loan commitments through the use of best-efforts whole loan delivery commitments, mandatory forward commitments to sell mortgage-backed securities and the purchase of options on financial instruments.

    The financial services segment has a $175 million, one-year mortgage warehouse facility that is secured by mortgage loans held for sale. The warehouse facility is not guaranteed by the parent company. As of September 30, 1999, $104.4 million had been drawn under this facility.

    On January 28, 1999, the Company acquired the operating assets of Cambridge Properties, a partnership doing business as Cambridge Homes. In the transaction, the Company issued 2,555,911 shares of our Common Stock under our shelf registration statement, and assumed debt of approximately $103 million, which was repaid with borrowings under our revolving credit facility. On July 7, 1999, the Company acquired all the outstanding stock of Century Title Agency in Phoenix for $1.6 million in cash and the assumption of $0.8 million in trade and notes payable.

    The Company's rapid growth and acquisition strategy require significant amounts of cash. It is anticipated that future home construction, lot and land purchases and acquisitions will be funded through internally generated funds and existing credit facilities. Additionally, an effective shelf registration contains about 7.4 million shares of common stock issuable to effect, in whole or in part, possible future acquisitions. However, should the Company require capital in excess of that which is currently available, there can be no assurance that it will be available.

    During fiscal 1999, the Company's Board of Directors declared four quarterly cash dividends of $.03 per common share, the last of which is payable
October 28, 1999, to stockholders of record on October 21, 1999.

    In November, 1998, the Company's Board of Directors approved stock and debt repurchase programs for up to $100 million each. These programs are intended to allow the Company to repurchase securities at attractive prices should favorable market conditions occur. During the fiscal year, the Company repurchased in the open market $22.4 million of its common stock, or 1,484,300 shares at an average cost of $15.09.

    Except for ordinary expenditures for the construction of homes, the acquisition of land and lots for development and sale of homes, at September 30, 1999, the Company had no material commitments for capital expenditures.

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

    Through September 30, 1999, the Company's Year 2000 remediation efforts have focused primarily on its core business computer applications (i.e., those systems that the Company is dependent upon for the conduct of day-to-day business operations). The Company initiated and completed a comprehensive review of its core business applications to determine the adequacy of these systems to meet future business requirements. Out of this effort, a number of systems were identified for upgrade or replacement. In no case was a system being replaced solely because of Year 2000 issues, although in some cases the timing of system replacements was accelerated. The costs incurred for this effort to date are less than $500,000 and are considered immaterial.

    Additionally, the Company has conducted inquiries as to Y2K readiness among the major third parties, including banks, telecommunications entities, vendors, subcontractors and government agencies, with which it does business. In all material cases, assurances as to Y2K readiness has been received or alternatives to the services provided are readily available at nominal incremental costs.

    The Company has also completed its assessment of other potential Y2K issues, including non-information technology systems. Testing of non-IT systems is more difficult to assess and repair due to embedded technology. The Company expects to incur costs to replace or repair such equipment. The Company considers these additional costs to be immaterial as some of the equipment would otherwise have been replaced through normal attrition, lease expirations or scheduled upgrades in the ordinary course of business.

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

    A formal Y2K internal contingency plan has been prepared.

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

    In connection with the Financial Services segment, mortgage loans held for sale and the associated warehouse line are subject to interest rate risk. The Company uses forward commitments to manage this interest rate risk. However, all the financial services segment's obligations are short-term in duration and repriced frequently. Accordingly, the Company does not believe that the risks associated with this segment's financing activities are material.

    The following table sets forth, as of September 30, 1999, the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table sets forth the notional amounts and weighted average interest rates of the Company's interest rate swaps.

                                                 YEAR ENDED SEPTEMBER 30,
                             -----------------------------------------------------------------                FMV@
                               2000       2001       2002       2003       2004     THEREAFTER    TOTAL     9/30/99
                             --------   --------   --------   --------   --------   ----------   --------   --------
                                                                 ($ IN MILLIONS)
Debt:
  Fixed rate...............   $  5.2     $    0     $    0     $    0     $149.2      $530.2      $684.6     $650.9
  Average interest rate....     5.25%        --         --         --       8.47%       8.61%       8.55%        --

  Variable rate............   $111.0     $    0     $395.0     $    0     $    0      $    0      $506.0     $506.0
  Average interest rate....     6.50%        --       6.26%        --         --          --        6.31%        --

Interest Rate Swaps:
  Variable to fixed........   $200.0     $200.0     $200.0     $200.0     $200.0      $200.0          --     $  1.5
  Average pay rate.........     5.10%      5.10%      5.10%      5.10%      5.10%       5.08%         --         --
  Average receive rate.....  90 day LIBOR

SAFE HARBOR STATEMENT

    Certain statements contained herein, as well as statements made by the Company in periodic press releases and oral statements made by the Company's officials to analysts and stockholders in the course of presentations about the Company may be construed as "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements may involve unstated risks, uncertainties and other factors that may cause actual results to differ materially from those initially anticipated. Such risks, uncertainties and other factors include, but are not limited to:

    - The Company's substantial leverage

    - Changes in general economic and market conditions

    - Changes in interest rates and the availability of mortgage financing

    - Changes in costs and availability of material, supplies and labor

    - General competitive conditions

    - The availability of capital

    - The ability to successfully effect acquisitions

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Auditors..............................     22

Consolidated Balance Sheets, September 30, 1998 and 1999....     23

Consolidated Statements of Income for the three years ended
  September 30, 1999........................................     24

Consolidated Statements of Stockholders' Equity for the
  three years ended September 30, 1999......................     25

Consolidated Statements of Cash Flows for the three years
  ended September 30, 1999..................................     26

Notes to Consolidated Financial Statements..................     27

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
D.R. Horton, Inc.

    We have audited the accompanying consolidated balance sheets of D.R. Horton, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of D.R. Horton, Inc. and subsidiaries, at September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Fort Worth, Texas
November 8, 1999

                       D.R. HORTON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                AS OF SEPTEMBER 30,
                                                              -----------------------
                                                                 1998         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
HOMEBUILDING:
Cash........................................................  $   76,754   $  128,568
Inventories:
  Finished homes and construction in progress...............     717,709      952,015
  Residential lots--developed and under development.........     630,252      909,586
  Land held for development.................................      10,072        4,507
                                                              ----------   ----------
                                                               1,358,033    1,866,108
Property and equipment (net)................................      25,456       36,972
Earnest money deposits and other assets.....................      74,827       96,807
Excess of cost over net assets acquired (net)...............      56,782      112,456
                                                              ----------   ----------
                                                               1,591,852    2,240,911
                                                              ----------   ----------
FINANCIAL SERVICES:
Mortgage loans held for sale................................      72,325      113,786
Other assets................................................       3,658        7,111
                                                              ----------   ----------
                                                                  75,983      120,897
                                                              ----------   ----------
                                                              $1,667,835   $2,361,808
                                                              ==========   ==========
                                     LIABILITIES
HOMEBUILDING:
Accounts payable and other liabilities......................  $  259,005   $  365,506
Notes payable:
  Unsecured:
    Revolving credit facility due 2002......................     455,000      395,000
    8% senior notes due 2009, net...........................          --      382,941
    8 3/8% senior notes due 2004, net.......................     147,754      148,150
    10% senior notes due 2006, net..........................     147,156      147,278
    6 7/8% convertible subordinated notes, net..............      58,794           --
  Other secured.............................................      17,303       12,904
                                                              ----------   ----------
                                                                 826,007    1,086,273
                                                              ----------   ----------
                                                               1,085,012    1,451,779
                                                              ----------   ----------
FINANCIAL SERVICES:
Accounts payable and other liabilities......................       1,444        3,268
Notes payable to financial institutions.....................      28,497      104,350
                                                              ----------   ----------
                                                                  29,941      107,618
                                                              ----------   ----------
                                                               1,114,953    1,559,397
                                                              ----------   ----------
Minority interest...........................................       3,446        4,802
                                                              ----------   ----------

                                STOCKHOLDERS' EQUITY

Preferred stock, $.10 par value, 30,000,000 shares
  authorized, no shares issued..............................          --           --
Common stock, $.01 par value, 200,000,000 shares authorized,
  55,836,733 shares at September 30, 1998 and 64,267,073 at
  September 30, 1999, issued and outstanding................         558          643
Additional capital..........................................     301,503      419,259
Retained earnings...........................................     247,375      400,111
Treasury stock, 0 and 1,484,300 shares, respectively, at
  cost......................................................          --      (22,404)
                                                              ----------   ----------
                                                                 549,436      797,609
                                                              ----------   ----------
                                                              $1,667,835   $2,361,808
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements

                       D.R. HORTON, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED SEPTEMBER 30,
                                                           ---------------------------------------
                                                              1997          1998          1999
                                                           -----------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
HOMEBUILDING:
Revenues
  Home sales.............................................  $1,532,691    $2,138,203    $3,055,032
  Land/lot sales.........................................      34,764        16,846        63,928
                                                           ----------    ----------    ----------
                                                            1,567,455     2,155,049     3,118,960
Cost of sales
  Home sales.............................................   1,259,045     1,749,743     2,504,363
  Land/lot sales.........................................      33,539        15,867        56,383
                                                           ----------    ----------    ----------
                                                            1,292,584     1,765,610     2,560,746
Gross profit
  Home sales.............................................     273,646       388,460       550,669
  Land/lot sales.........................................       1,225           979         7,545
                                                           ----------    ----------    ----------
                                                              274,871       389,439       558,214
Selling, general and administrative expense..............     163,034       216,444       297,348
Interest expense.........................................      10,234        14,020        12,018
Other (income)...........................................      (3,981)       (4,945)       (1,889)
                                                           ----------    ----------    ----------
                                                              105,584       163,920       250,737
                                                           ----------    ----------    ----------
FINANCIAL SERVICES:
Revenues.................................................      10,967        21,892        37,251
Selling, general and administrative expense..............       8,733        15,244        24,713
Interest expense.........................................         664         2,220         4,433
Other (income)...........................................      (1,396)       (2,668)       (4,984)
                                                           ----------    ----------    ----------
                                                                2,966         7,096        13,089
                                                           ----------    ----------    ----------
Merger costs.............................................          --        11,917            --
                                                           ----------    ----------    ----------
    INCOME BEFORE INCOME TAXES...........................     108,550       159,099       263,826
Provision for income taxes...............................      43,588        65,719       103,999
                                                           ----------    ----------    ----------
    NET INCOME...........................................  $   64,962    $   93,380    $  159,827
                                                           ==========    ==========    ==========
Basic earnings per common share..........................  $     1.28    $     1.75    $     2.55
                                                           ==========    ==========    ==========
Diluted earnings per common share........................  $     1.15    $     1.56    $     2.50
                                                           ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                 TOTAL
                                                COMMON    ADDITIONAL   RETAINED   TREASURY   STOCKHOLDERS'
                                                STOCK      CAPITAL     EARNINGS    STOCK        EQUITY
                                               --------   ----------   --------   --------   -------------
                                                     (IN THOUSANDS, EXCEPT COMMON STOCK SHARE DATA)
Balances at October 1, 1996.................     $481      $219,640    $ 86,466   $     --     $306,587
  Continental's net income for the period
    from June 1, 1996 through September 30,
    1996....................................       --            --      11,150         --       11,150
  Net income................................       --            --      64,962         --       64,962
  Stock sold through public offering
    (3,838,800 shares)......................       37        39,909          --         --       39,946
  Stock issued as partial consideration for
    acquisition (844,444 shares)............        8         9,142          --         --        9,150
  Exercise of stock options (289,930
    shares).................................        3         2,256          --         --        2,259
  Issuances under D.R. Horton, Inc. employee
    benefit plans (33,350 shares)...........       --           310          --         --          310
  Repurchase of common stock................       (2)       (2,626)         --         --       (2,628)
  Dividends declared ($.06 per share to D.R.
    Horton stockholders)....................       --            --      (3,870)        --       (3,870)
                                                 ----      --------    --------   --------     --------
Balances at September 30, 1997..............      527       268,631     158,708         --      427,866

  Net income................................       --            --      93,380         --       93,380
  Stock issued as partial consideration for
    acquisition (70,249 shares).............        1         1,124          --         --        1,125
  Issuances under D.R. Horton, Inc. employee
    benefit plans (27,098 shares)...........       --           483          --         --          483
  Exercise of stock options (374,514
    shares).................................        4         4,429          --         --        4,433
  Conversion of convertible subordinated
    notes (2,586,174 shares)................       26        26,836          --         --       26,862
  Dividends declared ($.0875 per share to
    D.R. Horton stockholders)...............       --            --      (4,713)        --       (4,713)
                                                 ----      --------    --------   --------     --------
Balances at September 30, 1998..............      558       301,503     247,375         --      549,436

  Net income................................       --            --     159,827         --      159,827
  Stock issued as partial consideration for
    acquisition (2,555,911 shares)..........       26        54,974          --         --       55,000
  Issuances under D.R. Horton, Inc. employee
    benefit plans (11,217 shares)...........       --           150          --         --          150
  Exercise of stock options (293,869
    shares).................................        3         3,361          --         --        3,364
  Conversion of convertible subordinated
    notes (5,569,343 shares)................       56        59,271          --         --       59,327
  Purchase of treasury stock (1,484,300
    shares).................................       --            --          --    (22,404)     (22,404)
  Dividends declared ($.1125 per share to
    D.R. Horton stockholders)...............       --            --      (7,091)        --       (7,091)
                                                 ----      --------    --------   --------     --------
Balances at September 30, 1999..............     $643      $419,259    $400,111   $(22,404)    $797,609
                                                 ====      ========    ========   ========     ========

          See accompanying notes to consolidated financial statements

                       D.R. HORTON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                1997        1998        1999
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $  64,962   $  93,380   $ 159,827
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................      7,660       9,828      20,842
  Expense associated with issuance of stock under employee
    benefit plans...........................................        306         999          --
Changes in operating assets and liabilities:
  Increase in inventories...................................   (171,645)   (261,189)   (385,552)
  Increase in earnest money deposits and other assets.......    (11,071)    (17,614)    (13,521)
  Increase in mortgage loans held for sale..................    (14,789)    (38,253)    (41,461)
  Increase in accounts payable and other liabilities........     22,572      87,552      88,949
                                                              ---------   ---------   ---------
NET CASH USED IN OPERATING ACTIVITIES.......................   (102,005)   (125,297)   (170,916)
                                                              ---------   ---------   ---------
INVESTING ACTIVITIES
  Net purchase of property and equipment....................     (6,894)    (11,582)    (17,251)
  Net cash paid for acquisitions............................    (53,950)    (34,035)     (5,571)
                                                              ---------   ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES.......................    (60,844)    (45,617)    (22,822)
                                                              ---------   ---------   ---------
FINANCING ACTIVITIES
  Proceeds from notes payable...............................    222,680     416,093     515,868
  Repayment of notes payable................................   (242,946)   (246,856)   (621,469)
  Issuance of Senior Notes payable..........................    167,416          --     377,134
  Repurchase of treasury stock..............................     (2,628)         --     (22,404)
  Proceeds from common stock offerings and stock associated
    with certain employee benefit plans.....................     39,950         483         150
  Proceeds from exercise of stock options...................      2,117       4,433       3,364
  Cash dividends paid.......................................     (3,523)     (4,713)     (7,091)
                                                              ---------   ---------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    183,066     169,440     245,552
                                                              ---------   ---------   ---------
INCREASE / (DECREASE) IN CASH...............................     20,217      (1,474)     51,814
  Cash at beginning of year.................................     58,011      78,228      76,754
                                                              ---------   ---------   ---------
  Cash at end of year.......................................  $  78,228   $  76,754   $ 128,568
                                                              =========   =========   =========
  Supplemental cash flow information:
    Interest paid, net of amounts capitalized...............  $   9,915   $  15,937   $  16,279
                                                              =========   =========   =========
    Income taxes paid.......................................  $  47,563   $  65,863   $  99,784
                                                              =========   =========   =========
  Supplemental disclosures of noncash activities:
    Notes payable assumed related to acquisitions...........  $  68,267   $  61,377   $ 103,780
                                                              =========   =========   =========
    Conversion of subordinated notes to common stock........  $      --   $  26,862   $  59,327
                                                              =========   =========   =========
    Issuance of common stock related to acquisitions........  $   9,150   $   1,125   $  55,000
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements

                       D.R. HORTON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS: D. R. Horton, Inc. (the Company) is a national builder that is engaged primarily in the construction and sale of single-family housing in 40 markets and 23 states in the United States. The Company designs, builds and sells single-family houses on lots developed by the Company and on finished lots which it purchases, ready for home construction. Periodically, the Company sells lots it has developed. The Company also provides title agency and mortgage brokerage services to its homebuyers. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.

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

    Prior to the merger, Continental had a fiscal year end of May 31. As permitted by regulations of the Securities and Exchange Commission, Continental's operations for the four-month period ended September 30, 1996 were omitted from the statements of income and cash flows. Continental's net income for the four-month period was $11.2 million.

    Continental's statements of income, stockholders' equity and cash flows have been restated to conform to the Company's fiscal year end of September 30, 1997. The results of operations for the separate companies prior to combination and the combined amounts presented in the consolidated financial statements are:

                                                                        SIX MONTHS
                                                         YEAR ENDED       ENDED
                                                       SEPTEMBER 30,    MARCH 31,
                                                            1997           1998
                                                       --------------   ----------
Revenue
  D.R. Horton, Inc...................................    $  837,280      $508,603
  Continental........................................       730,175       358,910
                                                         ----------      --------
  Combined...........................................    $1,567,455      $867,513
                                                         ==========      ========

Net income
  D.R. Horton, Inc...................................    $   36,204      $ 22,574
  Continental........................................        28,758        15,242
                                                         ----------      --------
  Combined...........................................    $   64,962      $ 37,816
                                                         ==========      ========

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

    ACCOUNTING PRINCIPLES: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

                       D.R. HORTON, INC. AND SUBSIDIARIES

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --(CONTINUED)

    CASH: The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Amounts in transit from title companies for home closings are included in cash.

    COST OF SALES: Cost of sales includes home warranty costs, purchased discounts for customer financing, and sales commissions paid to third parties.

    EXCESS OF COST OVER NET ASSETS ACQUIRED: The excess of amounts paid for business acquisitions over the net fair value of the assets acquired and liabilities assumed is amortized using the straight-line method over the estimated benefit period, ranging from ten to twenty years. Additional consideration paid in subsequent periods under the terms of purchase agreements are included as acquisition costs. Amortization expense was $2,296,000, $3,427,000 and $9,481,000 in fiscal 1997, 1998 and 1999, respectively.
Accumulated amortization was $11,635,000 and $21,116,000 at September 30, 1998 and 1999, respectively.

    Impairment of intangible assets is reviewed annually or when events and circumstances warrant an earlier review. Impairment is determined when estimated future undiscounted cash flows associated with an intangible asset are less than the asset's carrying value.

    INTEREST. The Company capitalizes interest during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the home buyer. Interest costs are (in thousands):

                                                    YEAR ENDED SEPTEMBER 30,
                                                 ------------------------------
                                                   1997       1998       1999
                                                 --------   --------   --------
Capitalized interest, beginning of year........  $ 18,004   $ 28,952   $ 35,153
Interest incurred--homebuilding................    50,505     68,216     76,543
Interest expensed
  Directly--homebuilding.......................   (10,234)   (14,020)   (12,018)
  Amortized to cost of sales...................   (29,323)   (47,995)   (58,153)
                                                 --------   --------   --------
Capitalized interest, end of year..............  $ 28,952   $ 35,153   $ 41,525
                                                 ========   ========   ========

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

                       D.R. HORTON, INC. AND SUBSIDIARIES

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --(CONTINUED)

    The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                     YEAR ENDED SEPTEMBER 30,
                                                  ------------------------------
                                                    1997       1998       1999
                                                  --------   --------   --------
Numerator:
  Net income....................................  $64,962    $93,380    $159,827

  Effect of dilutive securities:
    Interest expense associated with 6 7/8%
      convertible subordinated notes, net.......    3,498      3,322          --
                                                  -------    -------    --------

  Numerator for diluted earnings per share after
    assumed conversions.........................  $68,460    $96,702    $159,827
                                                  =======    =======    ========

Denominator:
  Denominator for basic earnings per share--
    weighted-average shares.....................   50,580     53,328      62,777

  Effect of dilutive securities:
    6 7/8% convertible subordinated notes.......    8,172      7,633         329
    Employee stock options......................      568      1,125         849
                                                  -------    -------    --------

  Denominator for diluted earnings per share--
    adjusted weighted average shares and assumed
    conversions.................................   59,320     62,086      63,955
                                                  =======    =======    ========

    Options to purchase 1,675,000 and 1,562,000 shares of common stock at various prices were outstanding during 1998 and 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

    MINORITY INTEREST: The Company has a joint venture arrangement on a land project whereby the Company is entitled to 55% of the profits and/or losses and is the managing partner. The financial position and results of operations of the joint venture are consolidated for financial statement purposes and the partners' equity position is disclosed as a minority interest.

    PROPERTY AND EQUIPMENT: Property and equipment, including model home furniture, are stated on the basis of cost. Major renewals and improvements are capitalized. Repairs and maintenance are expensed as incurred. Depreciation generally is provided using the straight-line method over the estimated useful life of the asset. Accumulated depreciation was $18,944,000 and $30,563,000 as of September 30, 1998 and 1999, respectively.

    REVENUE RECOGNITION: Revenue is recognized at the time of the closing of a sale, when title to and possession of the property transfer to the buyer.

    COMPREHENSIVE INCOME: The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, during fiscal 1999. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and

                       D.R. HORTON, INC. AND SUBSIDIARIES

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --(CONTINUED)

display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of its balance sheet. The Company had no items of other comprehensive income in any period presented in these consolidated financial statements.

    SEGMENT INFORMATION: Effective September 30, 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes new standards for segment reporting which is based on the way management organizes segments within a company for making operating decisions and assessing performance.

    The Company's financial reporting segments consist of homebuilding and financial services. The Company's homebuilding operations comprise the most substantial part of its business, with approximately 99% of consolidated revenues in fiscal 1997, 1998 and 1999. The homebuilding operations segment generates the majority of its revenues from the sale of completed homes with a lesser amount from the sale of land and lots. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services. Expenditures for long-lived assets and depreciation and amortization related to the financial services segment for the years ended September 30, 1997, 1998 and 1999 were insignificant.

    The accounting policies of the reportable segments are described throughout this note. Assets, revenues and operating income of the Company's reportable segments are included in the consolidated balance sheets and consolidated statements of income.

    MORTGAGE LOANS: Mortgage loans held for sale are reported net of discounts and are stated at the lower of cost or market as determined in the aggregate, based on sale commitments or current market quotes, net of any unrealized market gains or losses on related hedge instruments Any gain or loss on the sale of loans is recognized at the time of sale. Loan origination fees, net of the related direct origination costs, are deferred as an adjustment to the carrying value of the related mortgage loans held for sale and are recognized in income upon the sale of the mortgage loans.

    LOAN COMMITMENTS: To meet the financing needs of its customers, the Company is party to commitments to extend credit at fixed rates. These loan commitments have no carrying value on the balance sheet and expose the Company to market risk as a result of increases in mortgage interest rates. These risks are managed by the Company's hedging activities described below. At September 30, 1998 and 1999, the Company had loan commitments of $63.5 million and $103.0 million, respectively.

    FORWARD CONTRACTS: The Company manages its interest rate market risk on mortgage loans held for sale and its estimated future commitments to originate and close mortgage loans at fixed prices through the use of best-efforts whole loan delivery commitments, mandatory forward commitments to sell mortgage-backed securities and the purchase of options on financial instruments. The Company estimates the portion of the locked mortgage loan pipeline that is expected to close in order to determine the amount of hedging instruments. These forward contracts are intended and effective as hedges for interest rate market risk on mortgage loans held for sale and estimated future commitments. Accordingly, gains and losses are deferred until ultimate disposition of the contract. As of September 30, 1998 and 1999, the Company had approximately $4.0 million and $104.0 million, respectively, of mandatory forward commitments outstanding which were subject to interest rate risk.

                       D.R. HORTON, INC. AND SUBSIDIARIES

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --(CONTINUED)

    LONG-LIVED ASSETS: Impairment of long-lived assets is reviewed annually or when events and circumstances warrant an earlier review. In accordance with SFAS No. 121, impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset's carrying value.

    STOCK-BASED COMPENSATION: The Company may, with the approval of its Board of Directors, grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion
No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for the stock option grants. The Company has adopted the disclosure-only provisions as specified by the Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation."

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement addresses the accounting for and disclosure of derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. SFAS
No. 137 was issued in June 1999, delaying until fiscal 2001 the implementation of SFAS No. 133. The Company is analyzing the implementation requirements and does not anticipate that the adoption of the statement will have a material impact on the Company's consolidated financial statements.

NOTE B--NOTES PAYABLE

    In April, 1999, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for up to $600 million of the Company's debt and equity securities. The universal shelf registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock and/or common stock.

HOMEBUILDING:

    The Company has an $825 million unsecured revolving bank credit facility maturing in April, 2002, of which $50 million is reserved for use as standby letters of credit. Borrowings bear daily interest at rates based upon federal funds or the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company's ratio of debt to tangible net worth. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees. The Company also has a supplemental $25 million facility with the same maturity for use as standby letters of credit in addition to a $22.5 million non-renewable letter of credit facility acquired with the Cambridge acquisition. The average interest rates of the unsecured bank debt at September 30, 1998 and 1999 were 6.2% and 6.3%, respectively.

    In February, 1999 the Company issued $385 million of 8% Senior Unsecured Notes. The 8% Senior Notes, which are due February 1, 2009, with interest payable semi-annually, represent unsecured obligations of the Company. The 8% Senior Notes are not redeemable except that 35% of the amount originally issued can be redeemed with proceeds of a public equity offering by the Company at a redemption price of 108% through February 1, 2002. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discount, is 8.3%.

                       D.R. HORTON, INC. AND SUBSIDIARIES

NOTE B--NOTES PAYABLE --(CONTINUED)

    In June, 1997 the Company issued $150 million of 8 3/8% Senior Unsecured Notes. The 8 3/8% Senior Notes, which are due June 15, 2004, with interest payable semi-annually, represent unsecured obligations of the Company. The
8 3/8% Senior Notes are not redeemable except that 35% of the amount originally issued can be redeemed with proceeds of a public equity offering by the Company at a redemption price of 108.375% through June 15, 2000. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discount, is 8.7%.

    In April 1996, the Company issued $130,000,000 principal amount of 10% Senior Notes due April 15, 2006. In January 1997, the Company issued an additional $20,000,000 principal amount of its 10% Senior Notes due April 15, 2006. The 10% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2001 at redemption prices decreasing from 105%. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discount, is 10.2%.

    All series of Senior Notes are senior obligations of the Company and rank PARI PASSU in right of payment to all existing and future unsecured indebtedness of the Company. These Notes are guaranteed by the majority of the Company's subsidiaries. Upon a change of control of the Company, holders of all series of the Senior Notes have the right to require the Company to redeem such Senior Notes at a price of 101% of the par amount, along with accrued and unpaid interest.

    The bank credit facilities and the Senior Notes indentures contain covenants which, taken together, limit investments in inventory, stock repurchases, cash dividends and other restricted payments, incurrence of indebtedness, asset dispositions and creation of liens, and require certain levels of tangible net worth. At September 30, 1999, these covenants limit the additional debt the Company could incur to $443.7 million.

    The Company is required to comply with certain covenants contained in its bank agreements and its Senior Notes indentures. The most restrictive of these requirements allows the Company to pay cash dividends on its common stock in an amount not to exceed, on a cumulative basis, 50% of consolidated net income, as defined, subject to certain other adjustments. Pursuant to the most restrictive of these requirements, the Company had approximately $179.6 million available for the payment of dividends and for the acquisition by the Company of its common stock at September 30, 1999.

    The Company uses interest rate swap agreements to help manage a portion of its interest rate exposure. The agreements convert a notional amount of $200 million from a variable rate to a fixed rate. These agreements are cancellable by a third party during periods where LIBOR exceeds 7%. The agreements expire at dates through September, 2008. The Company does not expect non-performance by the counterparty, a major U.S. bank, and any losses incurred in the event of non-performance would not be expected to be material. Net payments or receipts under the Company's interest rate swap agreements are recorded as adjustments to interest incurred. As a result of these agreements, the Company incurred additional net interest cost of $0.3 million and $1.2 million during 1998 and 1999, respectively.

    In November 1998, the Company converted the remainder of its 6 7/8% convertible subordinated notes to 5.6 million shares of common stock.

    Maturities of homebuilding notes payable, assuming the revolving bank facility is not extended, are $11.8 million in 2000, $395.0 million in 2002, $149.3 million in 2004, and $530.2 million thereafter.

                       D.R. HORTON, INC. AND SUBSIDIARIES

NOTE B--NOTES PAYABLE --(CONTINUED)

FINANCIAL SERVICES:

    The Company has a $175 million mortgage warehouse line payable to financial institutions, secured by mortgage loans held for sale, maturing August 2000 at the Eurodollar rate plus 1%. These notes payable enable the Company's wholly-owned subsidiary, CH Mortgage Company I, Ltd. to perform its loan origination and warehousing functions. The interest rates of the mortgage warehouse line payable at September 30, 1998 and 1999 were 6.6% and 6.4%, respectively.

NOTE C--ACQUISITIONS

    In fiscal 1997, 1998 and 1999, the Company made the following acquisitions:

COMPANY ACQUIRED                                             DATE ACQUIRED         CONSIDERATION
----------------                                       -------------------------   --------------
Trimark Communities, L.L.C. (Denver)
  and SGS Communities, Inc. (New Jersey).............  October, December 1996      $40.8 million

Torrey Group
  (Atlanta, Raleigh, Charlotte, Greenville S.C.).....  February 1997               $136.7 million

C. Richard Dobson Builders, Inc.
  (Southeastern seaboard)............................  February 1998               $75.8 million

Mareli Construction and Development, L.L.C.
  (Louisville) and RMP Properties, Inc. (Portland)...  May, June 1998              $25.2 million

Cambridge Properties, Century Title..................  January, July 1999          $182.8 million

    Consideration includes cash paid, Company stock issued, and assumption of certain accounts payable and notes payable, which were repaid subsequent to the acquisitions.

    The Trimark Communities, SGS Communities and Mareli Construction acquisitions contain provisions for additional consideration to be paid annually for up to four years subsequent to the acquisition date. The additional consideration is based upon subsequent pretax income, adjusted for a preferential return to the Company. Such additional consideration will be recorded when paid as excess of cost over net assets acquired, which is amortized using the straight line method over 20 years. All of the acquired companies are involved in homebuilding and land development. The Company has accounted for these acquisitions under the purchase method and has included the operations of the acquired businesses in its Consolidated Statements of Income since their acquisition.

    The following unaudited pro forma summaries of combined operations were prepared to illustrate the estimated effects of the 1998 and 1999 acquisitions of Cambridge, Dobson, Mareli, and RMP as if such acquisitions had occurred on the first day of fiscal 1998. Pro forma information for 1997 and 1999 is not significantly different from historical results and is not presented. The pro forma information should be read in conjunction with the historical financial statements and notes thereto. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of the results which

                       D.R. HORTON, INC. AND SUBSIDIARIES

NOTE C--ACQUISITIONS --(CONTINUED)

would have been obtained if the acquisitions had been effected throughout the period. The pro forma financial information is based upon the purchase method of accounting.

                                                                 YEAR ENDED
                                                             SEPTEMBER 30, 1998
                                                            ---------------------
                                                            (IN THOUSANDS, EXCEPT
                                                             PER SHARE AMOUNTS)
                                                                 (UNAUDITED)
Revenues..................................................        $2,442,196
Net income................................................            98,615
Basic earnings per common share...........................              1.76
Diluted earnings per common share.........................              1.58

NOTE D--STOCKHOLDERS' EQUITY

    The Company has a shelf registration statement with the Securities and Exchange Commission to issue, from time to time, up to 7.4 million shares of registered common stock in connection with future acquisitions.

    In November, 1998, the Board of Directors authorized the repurchase of up to $100 million each of the Company's common stock and senior debt securities, as market conditions warrant. Through September 30, 1999, the Company had repurchased $22.4 million (1,484,300 shares) of common stock in open market purchases under the stock repurchase plan.

NOTE E--PROVISION FOR INCOME TAXES

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

    The difference between income tax expense and tax computed by applying the federal statutory income tax rate to income before taxes is due primarily to the effect of applicable state income taxes (4% to 5%) and, in 1998, certain non-deductible merger costs (1%).

                       D.R. HORTON, INC. AND SUBSIDIARIES

NOTE E--PROVISION FOR INCOME TAXES --(CONTINUED)

    Significant components of the provision for income taxes are as follows (in thousands):

                                                     YEAR ENDED SEPTEMBER 30,
                                                  ------------------------------
                                                    1997       1998       1999
                                                  --------   --------   --------
Current:
  Federal.......................................  $45,318    $61,897    $105,519
  State.........................................    5,113      6,938       2,706
                                                  -------    -------    --------
                                                   50,431     68,835     108,225
                                                  -------    -------    --------
Deferred:
  Federal.......................................   (6,195)    (2,788)     (4,120)
  State.........................................     (648)      (328)       (106)
                                                  -------    -------    --------
                                                   (6,843)    (3,116)     (4,226)
                                                  -------    -------    --------
                                                  $43,588    $65,719    $103,999
                                                  =======    =======    ========

NOTE F--EMPLOYEE BENEFIT PLANS

    The Company has 401(k) plans for Company employees. The Company matches portions of employees' voluntary contributions. Additional employer contributions in the form of profit sharing are at the discretion of the Company. Expenses for these Plans were $1,200,000, $1,977,000 and $2,272,000 for 1997, 1998 and 1999, respectively.

    The Company's Supplemental Executive Retirement Plans (SERP's) are non-qualified deferred compensation programs that provide benefits payable to certain management employees upon retirement, death, or termination of employment with the Company. Under one SERP, the Company accrues an unfunded benefit based on a percentage of the eligible employees' salaries, as well as an interest factor based upon a predetermined formula. The Company recorded $543,000, $573,000 and $648,000 of expense for this plan in 1997, 1998 and 1999, respectively.

    Effective January 1, 1994, the Company adopted the D.R. Horton, Inc. Stock Tenure Plan (an Employee Stock Ownership Plan), covering those employees generally not participating in the stock option or SERP benefit plans. Contributions are made at the discretion of the Company. Expenses related to Company contributions of common stock to the Plan of $309,000, $999,000 and $0 were recognized for 1997, 1998 and 1999, respectively. Further contributions to the plan have been suspended.

    The Company Stock Incentive Plans provide for the granting of stock options to certain key employees of the Company to purchase shares of common stock. Options are granted at exercise prices which approximate the market value of the Company's common stock at the date of the grant. Options generally expire
10 years after the dates on which they were granted. Options vest over periods of 4 to 10 years. There were 635,848 and 863,954 shares available for future grants under the Plans at September 30, 1998 and 1999, respectively.

                       D.R. HORTON, INC. AND SUBSIDIARIES

NOTE F--EMPLOYEE BENEFIT PLANS --(CONTINUED)

Activity under the plan is:

                                                   1997                   1998                   1999
                                           --------------------   --------------------   --------------------
                                                       WEIGHTED               WEIGHTED               WEIGHTED
                                                       AVERAGE                AVERAGE                AVERAGE
                                                       EXERCISE               EXERCISE               EXERCISE
STOCK OPTIONS                               OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
-------------                              ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year.........  2,825,501    $7.09     3,544,295    $ 8.16    4,747,614    $13.30
Granted..................................  1,106,500    10.05     1,705,000     22.06      152,500     16.19
Exercised................................   (268,904)    4.30      (388,857)     6.46     (293,869)     7.04
Canceled.................................   (118,802)    8.54      (112,824)     7.83     (464,425)    16.91
                                           ---------    -----     ---------    ------    ---------    ------
Outstanding at end of year...............  3,544,295    $8.16     4,747,614    $13.30    4,141,820    $13.44
                                           =========    =====     =========    ======    =========    ======
Exercisable at end of year...............    961,718    $5.98       968,608    $ 6.80    1,122,709    $ 9.23
                                           =========    =====     =========    ======    =========    ======

Exercise prices for options outstanding at September 30, 1999, ranged from $1.804 to $22.6875.

The weighted average remaining contractual lives of those options are:

                                                       OUTSTANDING                       EXERCISABLE
                                             -------------------------------   -------------------------------
                                                         WEIGHTED   WEIGHTED               WEIGHTED   WEIGHTED
                                                         AVERAGE    AVERAGE                AVERAGE    AVERAGE
                                                         EXERCISE   MATURITY               EXERCISE   MATURITY
EXERCISE PRICE RANGE                          OPTIONS     PRICE     (YEARS)     OPTIONS     PRICE     (YEARS)
--------------------                         ---------   --------   --------   ---------   --------   --------
Less than $9...............................  1,065,031    $ 6.10      4.1        623,150    $ 5.69      3.8
$9 - $18...................................  1,667,389     10.82      7.3        353,759     10.16      6.8
More than $18..............................  1,409,400     22.09      8.8        145,800     22.09      8.8
                                             ---------    ------      ---      ---------    ------      ---
    Total..................................  4,141,820    $13.44      7.0      1,122,709    $ 9.23      5.4
                                             =========    ======      ===      =========    ======      ===

    The Company has elected to follow Accounting Principles Board Opinion
No. 25, in accounting for its employee stock options. The exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, and therefore no compensation expense is recognized. SFAS No. 123 requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense for option awards granted in fiscal 1997, 1998 and 1999. Management believes the fiscal 1997, 1998 and 1999 pro forma amounts may not be representative of the effects of option awards on future pro forma net income and pro forma net income per share because options granted before 1996 are not considered in these calculations. Application of the fair value method, as specified by SFAS 123, would decrease net income by $398,000 ($0.01 per diluted share), $815,000 ($0.01 per diluted share) and $1,648,000 ($0.03 per diluted share) in 1997, 1998 and 1999, respectively.

    The weighted average fair value of grants made in 1997, 1998 and 1999 was $4.52, $10.09 and $8.85, respectively.

                       D.R. HORTON, INC. AND SUBSIDIARIES

NOTE F--EMPLOYEE BENEFIT PLANS --(CONTINUED)

    The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

                                                           1997          1998          1999
                                                         --------      --------      --------
Risk free interest rate............................        6.16%         4.82%         5.78%
Expected life (in years)...........................         6.7           7.0           7.0
Expected volatility................................       34.69%        36.71%        49.50%
Expected dividend yield............................         .59%          .38%          .70%

NOTE G--FINANCIAL INSTRUMENTS

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

    The table below sets forth the carrying values and estimated fair values of the Company's financial instruments (in thousands).

                                                   SEPTEMBER 30, 1998          SEPTEMBER 30, 1999
                                                -------------------------   -------------------------
                                                CARRYING   ESTIMATED FAIR   CARRYING   ESTIMATED FAIR
                                                 VALUE         VALUE         VALUE         VALUE
                                                --------   --------------   --------   --------------
HOMEBUILDING:
LIABILITIES
    8% Senior notes...........................  $     --      $     --      $382,941      $346,500
    8 3/8% Senior notes.......................   147,754       147,375       148,150       146,625
    10% Senior notes..........................   147,156       154,467       147,278       151,497
    6 7/8% Convertible subordinated notes.....    58,794        89,119            --            --
  Off-balance sheet financial instruments:
    Interest rate swaps.......................        --          (422)           --         1,471
FINANCIAL SERVICES:
ASSETS
    Mortgage loans held for sale..............    72,325        73,013       113,786       115,607

    The Company used the following methods and assumptions in estimating fair values:

    For cash and cash equivalents, the revolving credit facility, other notes payable, loan commitments, forward contracts, and standby letters of credit the carrying amounts reported in the balance sheet or as reported in note (A) approximate fair values due to their short maturity or floating interest rate terms, as applicable.

    For the senior notes and convertible subordinated notes, fair values represent quoted market prices on the exchange on which the securities are (or were) traded. For interest rate swaps and mortgage loans held for sale, the fair values are estimated based on quoted market prices for similar financial instruments.

                       D.R. HORTON, INC. AND SUBSIDIARIES

NOTE H--COMMITMENTS AND CONTINGENCIES

    The Company is involved in lawsuits and other contingencies in the ordinary course of business. Management believes that, while the ultimate outcome of the contingencies cannot be predicted with certainty, the ultimate liability, if any, will not have a material adverse effect on the Company's financial position.

    In the ordinary course of business, the Company enters into option agreements to purchase land and developed lots. At September 30, 1999, cash deposits of approximately $22.7 million and promissory notes approximating $2.5 million secured the Company's performance under these agreements.

    Additionally, in the normal course of its business activities, the Company provides standby letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At September 30, 1999, outstanding standby letters of credit were $70.0 million and performance bonds were $206.8 million. The Company has an additional capacity of $27.5 million for standby letters of credit under its revolving credit facility.

    The Company leases office space under noncancellable operating leases. Minimum annual lease payments under these leases at September 30, 1999 approximate:

                                                              (IN THOUSANDS)
2000........................................................     $ 4,284
2001........................................................       3,646
2002........................................................       2,591
2003........................................................       1,591
2004........................................................       1,075
Thereafter..................................................         998
                                                                 -------
                                                                 $14,185
                                                                 =======

    Rent expense approximated $3,177,000, $4,674,000 and $8,456,000 for 1997,
1998 and 1999, respectively.

NOTE I--SUMMARIZED FINANCIAL INFORMATION

    The 8%, 8 3/8% and 10% Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's direct and indirect subsidiaries other than certain inconsequential subsidiaries. Each of the guarantors is a wholly-owned subsidiary. Summarized financial information of the Company and its subsidiaries, including the non-guarantor subsidiaries, is presented below. Additional financial information relating to the non-guarantor financial services subsidiaries is included in the accompanying primary financial statements. Cash flows for the non-guarantor financial services subsidiaries consist primarily of inflows from operating and financing activities and are not significant in any period presented below. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

                       D.R. HORTON, INC. AND SUBSIDIARIES

NOTE I--SUMMARIZED FINANCIAL INFORMATION --(CONTINUED)

    As of and for the periods ended (in thousands):

    SEPTEMBER 30, 1999

                                                             NONGUARANTOR
                                                             SUBSIDIARIES
                                D.R.                     --------------------
                              HORTON,      GUARANTOR     FINANCIAL              INTERCOMPANY
                                INC.      SUBSIDIARIES   SERVICES     OTHER     ELIMINATIONS     TOTAL
                             ----------   ------------   ---------   --------   ------------   ----------
Total assets...............  $1,604,313    $1,865,148    $125,895    $31,302    $(1,264,850)   $2,361,808
Total liabilities..........   1,198,702     1,465,596     108,476     19,663     (1,228,238)    1,564,199
Revenues...................     551,696     2,540,077      37,251     27,187             --     3,156,211
Gross profit...............      95,509       456,302          --      6,069            334       558,214
Net income.................       7,358       144,575       7,929         78           (113)      159,827

    SEPTEMBER 30, 1998

                                                             NONGUARANTOR
                                                             SUBSIDIARIES
                                D.R.                     --------------------
                              HORTON,      GUARANTOR     FINANCIAL              INTERCOMPANY
                                INC.      SUBSIDIARIES   SERVICES     OTHER     ELIMINATIONS     TOTAL
                             ----------   ------------   ---------   --------   ------------   ----------
Total assets...............  $1,169,347    $1,548,554    $ 89,097    $30,672    $(1,169,835)   $1,667,835
Total liabilities..........     906,014     1,272,398      81,820     19,301     (1,161,134)    1,118,399
Revenues...................     362,847     1,777,833      21,892     14,369             --     2,176,941
Gross profit...............      44,553       342,300          --      2,586             --       389,439
Net income.................       2,140        88,128       4,418     (1,306)            --        93,380

    SEPTEMBER 30, 1997

                                                             NONGUARANTOR
                                                             SUBSIDIARIES
                                D.R.                     --------------------
                              HORTON,      GUARANTOR     FINANCIAL              INTERCOMPANY
                                INC.      SUBSIDIARIES   SERVICES     OTHER     ELIMINATIONS     TOTAL
                             ----------   ------------   ---------   --------   ------------   ----------
Total assets...............  $  620,636    $  934,497    $ 42,038    $24,628    $  (373,476)   $1,248,323
Total liabilities..........     396,853       751,672      28,641     15,932       (372,641)      820,457
Revenues...................     286,568     1,269,391      10,967     11,496             --     1,578,422
Gross profit...............      51,484       222,040          --      1,347             --       274,871
Net income.................       4,248        59,373       2,357     (1,016)            --        64,962

                       D.R. HORTON, INC. AND SUBSIDIARIES

NOTE J--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    Quarterly results of operations are (in thousands, except for per share amounts):

                                                                         1999
                                                   ------------------------------------------------
                                                                  THREE MONTHS ENDED
                                                   ------------------------------------------------
                                                   SEPTEMBER 30   JUNE 30    MARCH 31   DECEMBER 31
                                                   ------------   --------   --------   -----------
Revenues.........................................    $953,550     $842,950   $699,081    $660,630
Gross margin.....................................     169,174      150,083    120,281     118,676
Net income.......................................      49,378       44,334     33,420      32,695
Basic net income per common share................        0.78         0.69       0.53        0.54
Diluted net income per common share..............        0.77         0.68       0.52        0.52

                                                                         1998
                                                   ------------------------------------------------
                                                                  THREE MONTHS ENDED
                                                   ------------------------------------------------
                                                   SEPTEMBER 30   JUNE 30    MARCH 31   DECEMBER 31
                                                   ------------   --------   --------   -----------
Revenues.........................................    $686,921     $613,864   $452,959    $423,197
Gross margin.....................................     123,699      109,208     80,413      76,119
Net income(1)....................................      32,476       23,088     19,492      18,324
Basic net income per common share................        0.59         0.44       0.37        0.35
Diluted net income per common share..............        0.53         0.39       0.33        0.31

------------------------

(1) The quarter ended June 30, 1998 includes the net effect of a $7.1 million, net of tax, provision for costs associated with the merger with
    Continental. The earnings per share effects were $0.13 basic and $0.11 diluted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is set forth under the caption "Election of Directors" at pages 2 through 4, and the caption "Section 16(a) Beneficial Ownership Reporting Compliance" at page 16, of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 20, 2000 and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is set forth under the caption "Executive Compensation" at page 9 through "Compensation Committee Interlocks and Insider Participation" at page 11 of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 20, 2000 and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is set forth under the caption "Beneficial Ownership of Common Stock" at pages 7 and 8 of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 20, 2000 and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is set forth under the caption "Executive Compensation--Transactions with Management" at page 10 of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 20, 2000 and incorporated herein by reference.

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

    3.  EXHIBITS:

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------                             -------
         2.1            -- Agreement and Plan of Merger, dated as of December 18,
                           1997, by and between the Registrant and Continental Homes
                           Holding Corp. The Registrant agrees to furnish
                           supplementally a copy of omitted schedules to the
                           Commission upon request(1)

         3.1            -- Amended and Restated Certificate of Incorporation, as
                           amended(2)

         3.2            -- Amended and Restated Bylaws(3)

         4.1            -- See Exhibits 3.1 and 3.2

         4.2            -- Indenture, dated as of June 9, 1997, among the
                           Registrant, the guarantors named therein and American
                           Stock Transfer & Trust Company, as Trustee(4)

         4.3            -- First Supplemental Indenture, dated as of June 9, 1997, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(5)

         4.4            -- Second Supplemental Indenture, dated as of September 30,
                           1997, among the Registrant, the guarantors named therein
                           and American Stock Transfer & Trust Company, as
                           Trustee(6)

         4.5            -- Third Supplemental Indenture, dated as of April 17, 1998, among the Registrant, the guarantors named therein and
                           American Stock Transfer & Trust Company, as Trustee(7)

         4.6            -- Fourth Supplemental Indenture, dated as of April 20,
                           1998, among the Registrant, the guarantors named therein
                           and American Stock Transfer & Trust Company, as
                           Trustee(8)

         4.7            -- Fifth Supplemental Indenture, dated as of August 31,
                           1998, among the Registrant, the guarantors named therein
                           and American Stock Transfer & Trust Company, as
                           Trustee(9)

         4.8            -- Sixth Supplemental Indenture, dated as of February 4,
                           1999, among the Registrant, the guarantors named therein
                           and American Stock Transfer & Trust Company, as
                           Trustee(10)

         4.9            -- Seventh Supplemental Indenture, dated as of August 31,
                           1999, among the Registrant, the guarantors named therein
                           and American Stock Transfer & Trust Company, as
                           Trustee(11)

         4.10           -- Indenture, dated as of April 15, 1996, between
                           Continental and First Union National Bank, as Trustee(12)

         4.11           -- First Supplemental Indenture, dated as of April 20, 1998, among the Registrant, the guarantors named therein and
                           First Union National Bank, as Trustee(13)

         4.12           -- Second Supplemental Indenture, dated as of August 31,
                           1998, among the Registrant, the guarantors named therein
                           and First Union National Bank, as Trustee(14)

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------                             -------
         4.13           -- Third Supplemental Indenture, dated as of August 31,
                           1999, among the Registrant, the guarantors named therein
                           and First Union National Bank, as Trustee(11)

        10.1            -- Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and
                           schedules of substantially identical documents(15)

        10.2            -- D.R. Horton, Inc. 1991 Stock Incentive Plan(16)(17)

        10.2a           -- Amendment No. 1 to 1991 Stock Incentive Plan(16)(17)

        10.2b           -- Amendment No. 2 to 1991 Stock Incentive Plan(16)(17)

        10.2c           -- Amendment No. 3 to 1991 Stock Incentive Plan(17)(18)

        10.2d           -- Amendment No. 4 to 1991 Stock Incentive Plan(17)(18)

        10.2e           -- Amendment No. 5 to 1991 Stock Incentive Plan(17)(19)

        10.2f           -- Amendment No. 6 to 1991 Stock Incentive Plan(17)(20)

        10.3            -- Form of Non-Qualified Stock Option Agreement (Term
                           Vesting)(21)

        10.4            -- Form of Non-Qualified Stock Option Agreement (Performance
                           Vesting)(22)

        10.5            -- Form of Incentive Stock Option Agreement (Term
                           Vesting)(22)

        10.6            -- Form of Incentive Stock Option Agreement (Performance
                           Vesting)(22)

        10.7            -- Form of Restricted Stock Agreement (Term Vesting)(22)

        10.8            -- Form of Restricted Stock Agreement (Performance
                           Vesting)(22)

        10.9            -- Form of Stock Appreciation Right Agreement (Term
                           Vesting)(22)

        10.10           -- Form of Stock Appreciation Right Agreement (Performance
                           Vesting)(22)

        10.11           -- Form of Stock Appreciation Right Notification
                           (Tandem)(22)

        10.12           -- Form of Performance Share Notification(22)

        10.13           -- Form of Performance Unit Notification(22)

        10.14           -- D.R. Horton, Inc. Supplemental Executive Retirement Plan
                           No. 1(17)(23)

        10.15           -- D.R. Horton, Inc. Supplemental Executive Retirement Trust
                           No. 1(17)(23)

        10.16           -- D.R. Horton, Inc. Supplemental Executive Retirement Plan
                           No. 2(17)(23)

        10.17           -- Continental Homes Holding Corp. 1988 Stock Incentive Plan
                           (as amended and restated June 20, 1997)(17)(24)

        10.18           -- Restated Continental Homes Holding Corp. 1986 Stock
                           Incentive Plan, and the First Amendment thereto dated
                           June 17, 1987(17)(25)

        10.19           -- Form of Stock Option Agreement pursuant to Continental's
                           1986 and 1988 Stock Incentive Plans(26)

        10.21           -- Amended and Restated Master Loan and Inter-Creditor
                           Agreement dated as of July 1, 1999, among D.R.
                           Horton, Inc., as Borrower; NationsBank, N.A., Bank of
                           America National Trust and Savings Association, Fleet
                           National Bank, Bank United, Comerica Bank, Credit
                           Lyonnais New York Branch, Societe Generale, Southwest
                           Agency, The First National Bank of Chicago, PNC Bank,
                           National Association, Amsouth Bank, Bank One, Arizona,
                           NA, First American Bank Texas, SSB, Harris Trust and
                           Savings Bank, Sanwa Bank California, Norwest Bank
                           Arizona, National Association, Wachovia Mortgage Company
                           and Summit Bank, as Banks; and NationsBank, N.A., as
                           Administrative Agent(11)

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------                             -------
        10.22           -- Credit Agreement dated as of August 13, 1999, among CH
                           Mortgage Company I, Ltd., as Borrower; U.S. Bank National
                           Association, Residential Funding Corporation, Hibernia
                           Bank, First Union National Bank, and National City Bank
                           of Kentucky, as Lenders and U.S. Bank National
                           Association, as Agent(11)

        21.1            -- Subsidiaries of D.R. Horton, Inc.(11)

        23.1            -- Consent of Ernst & Young LLP, Fort Worth, Texas(11)

        27              -- Financial Data Schedule for year ended September 30,
                           1999(11)

------------------------

 (1) Incorporated by reference from Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-44279), filed with the Commission on January 15, 1998.

 (2) Incorporated by reference from Exhibit 4.2 to the Registrant's registration statement (No. 333-76175) on Form S-3, filed with the Commission on April 13, 1999.

 (3) Incorporated by reference from Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the Commission on February 12, 1999.

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

 (9) Incorporated by reference from Exhibit 4.7 to the Registrants Annual Report on Form 10-K for the year ended September 30, 1998, filed with the Commission on December 10, 1998.

 (10) Incorporated by reference from Exhibit 4.1 to the Registrants Current Report on Form 8-K, dated February 2, 1999, filed with the Commission on February 2, 1999.

 (11) Filed herewith.

 (12) Incorporated by reference from Exhibit 4.1 to Continental's Annual Report on Form 10-K for the year ended May 31, 1996. The Commission file number for Continental is 1-10700.

 (13) Incorporated by reference from Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with Commission on May 14, 1998.

 (14) Incorporated by reference from Exhibit 4.10 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1998, filed with Commission on December 10, 1998.

 (15) Incorporated by reference from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission on November 22, 1995 (file number 1-14122); and
      Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 6, 1998.

 (16) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-46554) declared effective by the Commission on June 4, 1992.

 (17) Management contract or compensatory plan arrangement.

 (18) Incorporated by reference from the Registrant's Annual Report Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission on December 9, 1994 (file number 1-14122).

 (19) Incorporated by reference from Exhibit 10.2e to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission on November 22, 1995 (file number 1-14122).

 (20) Incorporated by reference from Exhibit 10.2f to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 8, 1997.

 (21) Incorporated by reference from Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (Registration No. 3-81856), filed with the Commission on July 22, 1994.

 (22) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed with the Commission on March 29, 1993.

 (23) Incorporated by reference from the Registrant's Transitional Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the Commission on December 28, 1993 (file number 1-14122).

 (24) Incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 6, 1998.

 (25) Incorporated by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 6, 1998.

 (26) Incorporated by reference from Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 6, 1998.

 (b) The following reports were filed on Form 8-K by the Registrant during the quarter ended September 30, 1999:

       None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 10, 1999                                D.R. HORTON, INC.

                                                       By             /s/ DONALD R. HORTON
                                                           ------------------------------------------
                                                                        Donald R. Horton,
                                                                      CHAIRMAN OF THE BOARD

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ DONALD R. HORTON                   Chairman of the Board
  ------------------------------------------------       (Principal Executive         December 10, 1999
                  Donald R. Horton                       Officer)

               /s/ BRADLEY S. ANDERSON
  ------------------------------------------------     Director                       December 10, 1999
                 Bradley S. Anderson

                /s/ RICHARD BECKWITT
  ------------------------------------------------     President and Director         December 10, 1999
                  Richard Beckwitt

                                                       Assistant Treasurer and
                                                         Interim Chief Financial
                /s/ SAMUEL R. FULLER                     Officer (Principal
  ------------------------------------------------       Financial Officer and        December 10, 1999
                  Samuel R. Fuller                       Principal Accounting
                                                         Officer)

               /s/ RICHARD I. GALLAND
  ------------------------------------------------     Director                       December 10, 1999
                 Richard I. Galland

                /s/ RICHARD L. HORTON
  ------------------------------------------------     Director                       December 10, 1999
                  Richard L. Horton

                /s/ TERRILL J. HORTON
  ------------------------------------------------     Director                       December 10, 1999
                  Terrill J. Horton

                /s/ FRANCINE I. NEFF
  ------------------------------------------------     Director                       December 10, 1999
                  Francine I. Neff

                 /s/ SCOTT J. STONE
  ------------------------------------------------     Director                       December 10, 1999
                   Scott J. Stone

                /s/ DONALD J. TOMNITZ                  Vice Chairman, Chief
  ------------------------------------------------       Executive Officer and        December 10, 1999
                  Donald J. Tomnitz                      Director

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                             CORPORATE INFORMATION

    D.R. Horton, Inc., one of the largest homebuilders in the United States, builds high quality single-family homes designed principally for the entry-level and move-up markets. Founded in 1978, the Company operates in 23 states and 40 markets, with a geographic presence in the Midwest, Mid-Atlantic, Southeast, Southwest, and Western regions of the United States. The Company builds and sells homes under the trade names D.R. Horton, Arappco, Cambridge, Continental, Dobson, Joe Miller, Mareli, Milburn, Regency, RMP, SGS Communities, Torrey and Trimark.

    Horton has established a unique marketing niche, offering a broader selection of homes that typically have more amenities and greater design flexibility than homes offered by volume builders, at prices that are generally more affordable than those charged by local custom builders. Horton homes range in size from 1,000 to 5,000 square feet and are priced from $80,000 to $600,000. For the year ended September 30, 1999, the Company closed 18,395 homes with an average sales price of approximately $166,100.

THE BOARD OF DIRECTORS

DONALD R. HORTON
CHAIRMAN (2)

BRADLEY S. ANDERSON
SENIOR VICE PRESIDENT OF
CB RICHARD ELLIS, INC. (1)

RICHARD BECKWITT
PRESIDENT (2)

RICHARD I. GALLAND
FORMER CHIEF EXECUTIVE OFFICER AND
CHAIRMAN OF FINA, INC. (1) (2)

RICHARD L. HORTON
FORMER VICE PRESIDENT--DALLAS/FORT WORTH
EAST DIVISION

TERRILL J. HORTON
FORMER VICE PRESIDENT--DALLAS/FORT WORTH
NORTH DIVISION

FRANCINE I. NEFF
FORMER TREASURER OF THE UNITED STATES (1)

SCOTT J. STONE
FORMER VICE PRESIDENT--EASTERN REGION

DONALD J. TOMNITZ
VICE CHAIRMAN AND CHIEF
EXECUTIVE OFFICER (2)

------------------------

(1) 1999 AUDIT COMMITTEE MEMBER

(2) 1999 COMPENSATION COMMITTEE MEMBER

TRANSFER AGENT AND REGISTRAR
American Stock Transfer & Trust Co.
New York, NY
(800) 937-5449

INVESTOR RELATIONS

Richard Beckwitt
Trent J. Horton
D.R. Horton, Inc.
1901 Ascension Blvd., Suite 100
Arlington, Texas 76006
(817) 856-8200

ANNUAL MEETING

January 20, 2000 9:30 a.m. C.S.T.

At the Corporate Offices of
D.R. Horton, Inc.
1901 Ascension Blvd., Suite 100
Arlington, Texas 76006

PUBLIC DEBT RATINGS

BB--Standard & Poors Corporation

Ba1--Moody's Investors Service