Form 10-Q
period 1999-12-31
HORTON D R INC /DE/
filed 2000-02-11
CIK 882184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.


(Mark One)
 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
For the Quarterly Period Ended   December 31, 1999
                               ---------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the Transition Period From                     To
                               -------------------    -------------------

Commission file number   1-14122
                        ---------

                                D.R. HORTON, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             75-2386963
-------------------------------                         ------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


1901 Ascension Blvd., Suite 100, Arlington, Texas                       76006
--------------------------------------------------------------------------------
    (Address of principal executive offices)                          (Zip Code)


                                 (817) 856-8200
                                 ---------------
              (Registrant's telephone number, including area code)

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

                                 Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common stock, $.01 par value -- 61,764,480 shares as of February 7, 2000
                                    ----------

                        This Report contains  16  pages.
                                             ----

                                      INDEX

                                D.R. HORTON, INC.


PART I.  FINANCIAL INFORMATION.                                             Page
------------------------------                                              ----


ITEM 1.   Financial Statements.

          Consolidated Balance Sheets--December 31, 1999 and
                 September 30, 1999.                                           3

          Consolidated Statements of Income--Three Months Ended
                 December 31, 1999 and 1998.                                   4

          Consolidated Statement of Stockholders' Equity--Three
                 Months Ended December 31, 1999.                               5

          Consolidated Statements of Cash Flows--Three Months
                 Ended December 31, 1999 and 1998.                             6

          Notes to Consolidated Financial Statements.                        7-9

ITEM 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition.                                         10-14


PART II.  OTHER INFORMATION.
---------------------------

ITEM 6.   Exhibits and Reports on Form 8-K.                                   15


SIGNATURES.                                                                   16
----------

                       D.R. HORTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    December 31,   September 30,
                                                        1999           1999
                                                    ----------------------------
                                                           (In thousands)
                                                    (Unaudited)
                                     ASSETS
  Homebuilding:
  Cash                                               $   36,324      $  122,208
  Inventories:
    Finished homes and construction in progress         988,198         952,015
    Residential lots - developed and under development  998,714         909,586
    Land held for development                             3,235           4,507
                                                     ----------      ----------
                                                      1,990,147       1,866,108

  Property and equipment (net)                           38,334          36,972
  Earnest money deposits and other assets               127,438          96,807
  Excess of cost over net assets acquired (net)         110,428         112,456
                                                     ----------      ----------
                                                      2,302,671       2,234,551
                                                     ----------      ----------
  Financial Services:
  Cash                                                   12,990           6,360
  Mortgage loans held for sale                           95,789         113,786
  Other assets                                            7,650           7,111
                                                     ----------      ----------
                                                        116,429         127,257
                                                     ----------      ----------
                                                     $2,419,100      $2,361,808
                                                     ==========      ==========
                                   LIABILITIES
  Homebuilding:
  Accounts payable and other liabilities             $  341,951      $  365,506
  Notes payable:
    Unsecured:
      Revolving credit facility due 2002                465,000         395,000
      8% senior notes due 2009, net                     382,977         382,941
      8 3/8% senior notes due 2004, net                 148,249         148,150
      10% senior notes due 2006, net                    147,307         147,278
    Other secured                                         5,936          12,904
                                                     ----------      ----------
                                                      1,149,469       1,086,273
                                                     ----------      ----------
                                                      1,491,420       1,451,779
                                                     ----------      ----------
  Financial Services:
  Accounts payable and other liabilities                  2,345           3,268
  Notes payable to financial institutions                86,604         104,350
                                                     ----------      ----------
                                                         88,949         107,618
                                                     ----------      ----------
                                                      1,580,369       1,559,397
                                                     ----------      ----------
  Minority interests                                      4,992           4,802
                                                     ----------      ----------
                              STOCKHOLDERS' EQUITY

  Preferred stock, $.10 par value, 30,000,000
    shares authorized, no shares issued                       -               -
  Common stock, $.01 par value, 200,000,000
    shares authorized, 64,342,380 at December 31,
    1999 and 64,267,073 at September 30, 1999,
    issued and outstanding.                                 643             643
  Additional capital                                    420,083         419,259
  Retained earnings                                     440,773         400,111
  Treasury stock, 1,861,700 shares at December 31,
    1999 and 1,484,300 shares at September 30, 1999,
    at cost                                             (27,760)        (22,404)
                                                     ----------      ----------
                                                        833,739         797,609
                                                     ----------      ----------
                                                     $2,419,100      $2,361,808
                                                     ==========      ==========

         See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            Three Months
                                                          Ended December 31,
                                                      --------------------------
                                                         1999            1998
                                                      ----------      ----------
                                                         (In thousands, except
                                                             per share data)
                                                              (Unaudited)
Homebuilding:
Revenues
    Home sales.....................................   $ 782,372       $ 611,701
    Land/lot sales.................................      15,192          41,127
                                                      ---------       ---------
                                                        797,564         652,828
                                                      ---------       ---------
Cost of sales
    Home sales.....................................     635,832         494,003
    Land/lot sales.................................      10,805          36,777
                                                      ---------       ---------
                                                        646,637         530,780
                                                      ---------       ---------
Gross profit
    Home sales.....................................     146,540         117,698
    Land/lot sales.................................       4,387           4,350
                                                      ---------       ---------
                                                        150,927         122,048

Selling, general and administrative expense........      82,697          68,943
Interest expense...................................       3,295           2,793
Other (income).....................................         (81)           (990)
                                                      ---------       ---------
                                                         65,016          51,302
                                                      ---------       ---------
Financial Services:
Revenues...........................................      11,376           7,802
Selling, general and administrative expense........       7,975           4,974
Interest expense...................................       1,549             743
Other (income).....................................      (1,733)           (879)
                                                      ---------       ---------
                                                          3,585           2,964
                                                      ---------       ---------
    INCOME BEFORE INCOME TAXES.....................      68,601          54,266
Provision for income taxes.........................      26,069          21,571
                                                      ---------       ---------
    NET INCOME.....................................   $  42,532       $  32,695
                                                      =========       =========
Net income per share:
    Basic..........................................   $    0.68       $    0.54
    Diluted........................................   $    0.67       $    0.52
                                                      =========       =========
Weighted average number of shares of stock outstanding:
    Basic..........................................      62,650          60,011
    Diluted........................................      63,151          62,378
                                                      =========       =========
Cash dividends declared per share..................   $    0.03       $  0.0225
                                                      =========       =========




          See accompanying notes to consolidated financial statements.

                      D. R. HORTON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                       Total
                               Common Additional Retained Treasury Stockholders'
                                Stock  Capital   Earnings  Stock      Equity
                              --------------------------------------------------
                                                (In thousands)
                                                  (Unaudited)

Balances at October 1, 1999     $643   $419,259  $400,111  ($22,404)   $797,609

Net income                         -          -    42,532         -      42,532
Issuances under D.R. Horton,
  Inc. employee benefit plans
  (17,100 shares)                  -        189         -         -         189
Exercise of stock options
  (58,207 shares)                  -        635         -         -         635
Purchase of treasury stock
  (377,400 shares)                                           (5,356)     (5,356)
Dividends declared
  ($.03 per share)                 -          -    (1,870)        -      (1,870)
                              --------------------------------------------------
Balances at December 31, 1999   $643   $420,083  $440,773  ($27,760)   $833,739
                              ==================================================














          See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three Months
                                                             Ended December 31,
                                                            --------------------
                                                              1999        1998
                                                            ---------  ---------
                                                               (In thousands)
                                                                 (Unaudited)
OPERATING ACTIVITIES
  Net income                                                $ 42,532   $ 32,695
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                            5,110      3,836
      Changes in operating assets and liabilities:
        Increase in inventories                             (124,039)  (109,248)
        Increase in earnest money deposits and other assets  (31,765)      (895)
        Decrease in mortgage loans held for sale              17,997      7,749
        Decrease in accounts payable, accrued expenses and
          customer deposits                                  (24,288)      (626)
                                                            --------   --------
NET CASH USED IN OPERATING ACTIVITIES                       (114,453)   (66,489)
                                                            --------   --------
INVESTING ACTIVITIES
  Net purchase of property and equipment                      (4,004)    (7,053)
  Net cash paid for acquisitions                                   -     (6,300)
                                                            --------   --------
NET CASH USED IN INVESTING ACTIVITIES                         (4,004)   (13,353)
                                                            --------   --------
FINANCING ACTIVITIES
  Proceeds from notes payable                                115,000    251,297
  Repayment of notes payable                                 (69,395)  (154,012)
  Repurchase of treasury stock                                (5,356)         -
  Proceeds from issuance of stock associated with certain
    employee benefit plans                                       189          6
  Proceeds from exercise of stock options                        635        929
  Payment of cash dividends                                   (1,870)    (1,312)
                                                            --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     39,203     96,908
                                                            --------   --------
        INCREASE (DECREASE) IN CASH                          (79,254)    17,066
Cash at beginning of period                                  128,568     76,754
                                                            --------   --------
Cash at end of period                                       $ 49,314   $ 93,820
                                                            ========   ========
Supplemental cash flow information:
  Interest paid, net of amounts capitalized                 $  4,672   $  5,302
                                                            ========   ========
  Income taxes paid                                         $ 20,071   $  6,031
                                                            ========   ========
Supplemental disclosures of noncash activities:
  Conversion of subordinated notes to common stock          $      0   $ 59,327
                                                            ========   ========


          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                December 31, 1999


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. (the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year. Operating results for the three- month period ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

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

NOTE B - SEGMENT INFORMATION

The Company's financial reporting segments consist of homebuilding and financial services. The Company's homebuilding operations comprise the most substantial part of its business, with approximately 99% of consolidated revenues for the three months ended December 31, 1999 and 1998. The homebuilding operations segment generates the majority of its revenues from the sale of completed homes with a lesser amount from the sale of land and lots. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

NOTE C - NET INCOME PER SHARE

Basic net income per share for the three month periods ended December 31, 1999 and 1998, is based on the weighted average number of shares of common stock outstanding. Diluted net income per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                             Three months ended
                                                                December 31,
                                                            --------------------
                                                              1999        1998
                                                            --------    --------
Denominator for basic earnings per share---weighted
     average shares                                          62,650      60,110
Effect of dilutive securities:
     6 7/8% convertible subordinated notes                        0       1,317
     Employee stock options                                     501         951
                                                            -------     -------
Denominator for diluted earnings per share---adjusted
     weighted average shares and assumed conversions         63,151      62,378
                                                            =======     =======

Options to purchase 2,170,000 and 1,676,000 shares of common stock at various prices were outstanding during the three months ended December 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

                       D.R. HORTON, INC. AND SUBSIDIARIES

                                December 31, 1999


NOTE D - INTEREST

                                                         Three months ended
                                                             December 31,
                                                      -------------------------
                                                        1999             1998
                                                       ------           ------
Interest costs are (in thousands):
   Capitalized interest, beginning of period         $ 41,525         $ 35,153
   Interest incurred-homebuilding                      22,101           15,283
   Interest expensed:
      Directly-homebuilding                            (3,295)          (2,793)
      Amortized to cost of sales                      (13,868)         (14,884)
                                                     --------         --------
   Capitalized interest, end of period               $ 46,463         $ 32,759
                                                     ========         ========


NOTE E - SUMMARIZED FINANCIAL INFORMATION

The 8%, 8 3/8% and 10% Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's direct and indirect subsidiaries other than certain inconsequential subsidiaries. Each of the Guarantors is a wholly- owned subsidiary. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

Summarized financial information of the Company and its subsidiaries, including the non-guarantor subsidiaries, is presented below. Additional financial information relating to the non-guarantor financial services subsidiaries is included in the accompanying financial statements.

As of and for the three months ended December 31, 1999 and 1998, and for the year ended September 30, 1999 (in thousands):


December 31, 1999                                                Nonguarantor Subsidiaries
  (Unaudited)                        D.R.                        -------------------------       Inter-
                                   Horton,        Guarantor       Financial                     company
                                     Inc.       Subsidiaries      Services        Other       Eliminations       Total
                                 ----------    --------------    -----------    ---------    -------------    ----------
  Total assets.............      $2,104,894      $1,889,220       $117,129       $42,155      ($1,734,298)    $2,419,100
  Total liabilities........       1,271,155       1,481,057         96,118        30,131       (1,293,100)     1,585,361
  Total Equity.............         833,739         408,163         21,011        12,024         (441,198)       833,739
  Revenues.................         114,039         675,824         11,376         7,701                -        808,940
  Gross profit.............          19,319         129,469              -         2,048               91        150,927
  Net income...............          42,532          40,271          2,223           236          (42,730)        42,532

December 31, 1998                                                Nonguarantor Subsidiaries
  (Unaudited)                        D.R.                        -------------------------       Inter-
                                   Horton,        Guarantor       Financial                     company
                                     Inc.       Subsidiaries      Services        Other       Eliminations       Total
                                 ----------    --------------    -----------    ---------    -------------   -----------
  Total assets.............      $1,573,034      $1,446,602        $67,969       $39,898      ($1,331,740)    $1,795,763
  Total liabilities........         931,953       1,091,345         46,426        40,219         (955,261)     1,154,682
  Total Equity.............         641,081         355,257         21,543          (321)        (376,479)       641,081
  Revenues.................         118,894         527,650          7,802         6,284                -        660,630
  Gross profit.............          13,197         104,229              -         1,250                -        118,676
  Net income...............          32,695          25,875          1,785          (139)         (27,521)        32,695

September 30, 1999                                               Nonguarantor Subsidiaries
                                     D.R.                        -------------------------       Inter-
                                   Horton,        Guarantor       Financial                     company
                                     Inc.       Subsidiaries      Services        Other       Eliminations       Total
                                 ----------    --------------    -----------    ---------    -------------   -----------
  Total assets.............      $1,996,311      $1,865,148       $125,895       $31,302      ($1,656,848)    $2,361,808
  Total liabilities........       1,198,702       1,465,596        108,476        19,663       (1,228,238)     1,564,199
  Total Equity.............         797,609         399,552         17,419        11,639         (428,610)       797,609
  Revenues.................         551,696       2,540,077         37,251        27,187                -      3,156,211
  Gross profit.............          95,509         456,302              -         6,069              334        558,214
  Net income...............         159,827         144,575          7,929            78         (152,582)       159,827


                       D.R. HORTON, INC. AND SUBSIDIARIES

                                December 31, 1999


NOTE E - SUMMARIZED FINANCIAL INFORMATION - Continued

Summarized cash flow information for the non-guarantor financial services subsidiaries is presented below:

                                                              Three months
                                                                 ended
                                                              December 31,
                                                            1999         1998
                                                         ----------   ----------
                                                              (In thousands)
OPERATING ACTIVITIES
  Net income.........................................      $ 2,223      $ 1,785
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization..................          276          110
      Changes in operating assets and liabilities:
        (Increase)/decrease in other assets..........         (444)         334
        Decrease in mortgage loans held for sale.....       17,997        7,749
        Increase/(decrease) in accounts payable
          and other liabilities......................          443         (370)
                                                           -------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   20,495        9,608
                                                           -------      -------
INVESTING ACTIVITIES
  Purchase of property and equipment.................         (370)        (180)
                                                           -------      -------
NET CASH USED IN INVESTING ACTIVITIES                         (370)        (180)
                                                           -------      -------
FINANCING ACTIVITIES
  Net (repayments of)/proceeds from notes payable....      (17,746)      16,938
  Increase/(decrease) in amounts payable to parent...        4,251      (33,817)
                                                           -------      -------
NET CASH USED IN FINANCING ACTIVITIES                      (13,495)     (16,879)
                                                           -------      -------
        INCREASE/(DECREASE) IN CASH                          6,630       (7,451)
Cash at beginning of period..........................        6,360       13,017
                                                           -------      -------
Cash at end of period................................      $12,990      $ 5,566
                                                           =======      =======

Cash flows for the other non-guarantor subsidiaries are not significant in any period presented.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - CONSOLIDATED

D. R. Horton, Inc. and subsidiaries (the "Company") provide homebuilding activities in 23 states and 40 markets through its 50 homebuilding divisions. Through its financial services segment, the Company also provides mortgage banking and title agency services in many of these same markets.


Three Months Ended December 31, 1999 Compared to Three Months Ended December 31,
    1998

Consolidated revenues for the three months ended December 31, 1999, increased 22.4%, to $808.9 million, from $660.6 million for the comparable period of 1998, primarily due to increases in home sales revenues.

Income before income taxes for the three months ended December 31, 1999, increased 26.4%, to $68.6 million, from $54.3 million for the comparable period of 1998. As a percentage of revenues, income before income taxes for the three months ended December 31, 1999, increased 0.3%, to 8.5%, from 8.2% for the comparable period of 1998, primarily due to the increase in gross margin percentage achieved by the homebuilding segment.

The consolidated provision for income taxes increased 20.9%, to $26.1 million for the three months ended December 31, 1999, from $21.6 million for the same period of 1998, due to the corresponding increase in income before income taxes. The effective income tax rate decreased 1.8%, to 38.0%, from 39.8% for the comparable period of 1998, primarily due to changes in the estimated overall effective state income tax rate.


RESULTS OF OPERATIONS - HOMEBUILDING

The following tables set forth certain operating and financial data for the Company's homebuilding activities:


                                            Percentages of Homebuilding Revenues
                                               Three Months Ended December 31,
                                                    1998             1999
  Costs and expenses:                              ------           ------
    Cost of sales                                   81.1%            81.3%
    Selling, general and administrative expense     10.3%            10.6%
    Interest expense                                 0.4%             0.4%
                                                   ------           ------
  Total costs and expenses                          91.8%            92.3%
  Other (income)                                       -             (0.2%)
                                                   ------           ------
  Income before income taxes                         8.2%             7.9%
                                                   ======           ======

                                         Three Months Ended December 31,
                                          1999                     1998
                                          ----                     ----
                                    Homes                     Homes
Homes Closed                       Closed      Revenues      Closed     Revenues
                                  --------     --------     --------    --------
                                                 ($'s in millions)
    Mid-Atlantic...............      647        $124.0         632       $113.4
    Midwest....................      511         105.1         246         46.2
    Southeast..................      592          98.0         595         93.8
    Southwest..................    1,890         275.1       1,645        218.8
    West.......................      852         180.2         728        139.5
                                  --------     --------     --------    --------
                                   4,492        $782.4       3,846       $611.7
                                  ========     ========     ========    ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                         Three Months Ended December 31,
                                          1999                     1998
                                          ----                     ----
New Sales Contracts                Homes                     Homes
 (net of cancellations)             Sold           $          Sold          $
                                  --------     --------     --------    --------
                                                ($'s in millions)
    Mid-Atlantic...............      569        $122.0         571       $111.6
    Midwest....................      365          98.0         228         45.5
    Southeast..................      618         100.8         545         84.9
    Southwest..................    1,634         253.2       1,645        229.6
    West.......................      665         148.3         548        109.1
                                  --------     --------     --------    --------
                                   3,851        $722.3       3,537       $580.7
                                  ========     ========     ========    ========

                                                   December 31,
                                          1999                     1998
                                          ----                     ----
Sales Backlog                      Homes          $          Homes         $
                                  --------    ---------     --------   ---------
                                                ($'s in millions)
    Mid-Atlantic...............    1,013      $  240.9         871     $  179.1
    Midwest....................      988         240.1         401         79.8
    Southeast..................      862         143.4         683        107.4
    Southwest..................    2,825         451.0       3,043        434.7
    West.......................      980         221.1       1,034        220.9
                                  --------    ---------    --------    --------
                                   6,668      $1,296.5       6,032     $1,021.9
                                  ========    =========    ========    ========

The Company's market regions consist of the following markets:
    Mid-Atlantic      Charleston, Charlotte, Columbia, Greensboro, Greenville,
                      Hilton Head, Myrtle Beach, New Jersey, Newport News,
                      Raleigh/Durham, Richmond, Suburban Washington D.C. and
                      Wilmington
    Midwest           Chicago, Cincinnati, Louisville, Minneapolis/St. Paul and
                      St. Louis
    Southeast         Atlanta, Birmingham, Jacksonville, Nashville, Orlando,
                      Pensacola and South Florida
    Southwest         Albuquerque, Austin, Dallas/Fort Worth, Houston, Killeen,
                      Phoenix, San Antonio and Tucson
    West              Denver, Las Vegas, Los Angeles, Portland, Sacramento,
                      Salt Lake City and San Diego


Three Months Ended December 31, 1999 Compared to Three Months Ended December 31,
    1998

Revenues from homebuilding activities increased 22.2%, to $797.6 million (4,492 homes closed) for the three months ended December 31, 1999, from $652.8 million (3,846 homes closed) for the comparable period of 1998. The number of homes closed increased in four of the Company's five market regions, with percentage increases ranging from 107.7% in the Midwest region to 2.4% in the Mid-Atlantic region. The number of homes closed in the Southeast region declined 0.5%. The increases in both revenues and homes closed were due to strong housing demand, the Company's entrance into new markets, and the increases attributable to the acquisition of Cambridge Homes in January, 1999. In markets where the Company operated during both fiscal years, revenues increased by 18.9%, to $727.1 million (4,234 homes closed).

The average selling price of homes closed during the three months ended December 31, 1999 was $174,200, up 9.6% from $159,000 for the same period in 1998. The increase in average selling price was due to changes in the mix of homes closed and increased selling prices.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



New net sales contracts increased 8.9%, to 3,851 homes for the three months ended December 31, 1999, from 3,537 for the same period of 1998. Percentage increases in new net sales contracts were achieved in three of the Company's five market regions, with increases ranging from 60.1% in the Midwest region to 13.4% in the Southeast region. New net sales contracts in the Mid- Atlantic and Southwest regions declined 0.4% and 0.7%, respectively. The overall increase in new net sales contracts was due in part to sales achieved by Cambridge Homes. New net sales contracts increased 3.2%, to 3,650 homes, in markets where the Company operated in both periods. The average price of a new net sales contract in the three months ended December 31, 1999 was $187,600, up 14.3% over the $164,200 average in the three months ended December 31, 1998. This increase was due to changes in the mix of homes sold and increased selling prices.

At December 31, 1999, the Company's backlog of sales contracts was $1,296.5 million (6,668 homes), up 26.9% from the comparable amount at December 31, 1998. In markets where the Company operated during both quarters, the sales contract backlog was $1,151.6 million (6,090 homes), up 12.7% from December 31, 1998. The average sales price of homes in sales backlog was $194,400 at December 31, 1999, up 14.8% from the $169,400 average at December 31, 1998. The average sales price of homes in backlog typically is higher than the sales price of closed homes because it takes longer to construct more expensive homes.

Cost of sales increased by 21.8%, to $646.6 million for the three months ended December 31, 1999, from $530.8 million for the comparable quarter in 1998. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues was up 0.5%, to 81.3% for the three months ended December 31, 1999, from 80.8% for the comparable period of 1998. Cost of land/lot sales decreased to 71.1% of land/lot sales revenues for the three months ended December 31, 1999, from 89.4% for the comparable period of 1998. Total homebuilding cost of sales was 81.1% of total homebuilding revenues, down 0.2% from 81.3% for the comparable period of 1998.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 19.9%, to $82.7 million in the three months ended December 31, 1999, from $68.9 million in the comparable period of 1998. As a percentage of revenues, SG&A expenses decreased to 10.3% for the three months ended December 31, 1999, from 10.6% for the comparable period of 1998. The decrease in SG&A expenses as a percentage of revenue is primarily due to the Company's cost containment efforts and the increased revenues that absorb the fixed elements of overhead.

Interest expense associated with homebuilding activities increased to $3.3 million in the three months ended December 31, 1999, from $2.8 million in the comparable period of 1998. As a percentage of homebuilding revenues, homebuilding interest expense was 0.4% in both periods. The Company follows a policy of capitalizing interest only on inventory under construction or development. During both periods, the Company expensed the portion of incurred interest and other financing costs which could not be charged to inventory. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - FINANCIAL SERVICES

The following table summarizes financial and other information for the Company's financial services operations:

                                                             Three months ended
                                                                 December 31,
                                                              1999        1998
                                                             ------      ------

      Number of loans originated.......................       1,942       1,757
                                                             ------      ------

      Loan origination fees............................      $2,199      $1,742
      Sale of servicing rights and gains from
        sale of mortgages..............................       4,753       3,939
      Other revenues...................................       1,208         805
                                                             ------      ------
      Total mortgage banking revenues..................       8,160       6,486

      Title policy premiums, net.......................       3,216       1,316
                                                             ------      ------
      Total revenues...................................      11,376       7,802

      General and administrative expenses..............       7,975       4,974
      Interest expense.................................       1,549         743
      Interest/other (income)..........................      (1,733)       (879)
                                                             ------      ------
      Income before income taxes.......................      $3,585      $2,964
                                                             ======      ======


Three Months Ended December 31, 1999 Compared to Three Months Ended December 31,
    1998

Revenues from the financial services segment increased 45.8%, to $11.4 million in the three months ended December 31, 1999, from $7.8 million in the comparable period of 1998. The increase in financial services revenues was due to the rapid expansion of the Company's mortgage loan and title services provided to customers of the Company's homebuilding segment. These activities are being expanded to additional markets served by the homebuilding segment. SG&A expenses associated with financial services increased 60.3%, to $8.0 million in the three months ended December 31, 1999, from $5.0 million in the comparable period of 1998. As a percentage of financial services revenues, SG&A expenses increased by 6.3%, to 70.1% in the three months ended December 31, 1999, from 63.8% in the comparable period in 1998, due primarily to 1999 startup expenses in new markets with limited revenues.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had available cash and cash equivalents of $49.3 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land) at December 31, 1999, had increased by $124.0 million since September 30, 1999, due to a general increase in business activity and the expansion of operations in the Company's market areas. The inventory increase was financed largely by borrowing an additional $70 million under the revolving credit facility and by retaining earnings. As a result, the Company's ratio of homebuilding notes payable to total capital at December 31, 1999, was 58.0% compared to 57.7% at September 30, 1999. The stockholders' equity to total assets ratio increased 0.7%, to 34.5% at December 31, 1999, from 33.8% at September 30, 1999.

The Company has an $825 million, unsecured revolving credit facility, consisting of a $775 million four-year revolving loan and a $50 million four-year letter of credit facility that matures in 2002. Additionally, the Company has another $25 million standby letter of credit agreement and a $22.5 million non-renewable letter of credit facility acquired with the Cambridge acquisition. At December 31, 1999, the Company had outstanding homebuilding debt of $1,149.5 million, of

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


which $465.0 million represented advances under the revolving credit facility. Under the debt covenants associated with the revolving credit facility, at December 31, 1999, the Company had additional borrowing capacity of $310.0 million. The Company has entered into multi- year interest rate swap agreements, aggregating $200 million, that fix the interest rate on a portion of the variable rate revolving credit facility. An additional interest rate swap agreement, with a notional amount of $148.5 million, was entered into in the three months ended December 31, 1999. The new agreement has the effect of converting part of the Company's fixed rate debt to a variable rate which is currently less than the related fixed rate. The new agreement helps re-establish the Company's balance of fixed and variable rate debt at historical levels.

At December 31, 1999, the financial services segment has mortgage loans held for sale of $95.8 million and loan commitments for $88.6 million at fixed rates. The Company hedges the interest rate market risk on these mortgage loans held for sale and loan commitments through the use of best-efforts whole loan delivery commitments, mandatory forward commitments to sell mortgage-backed securities and the purchase of options on financial instruments.

The financial services segment has a $175 million, one-year bank warehouse facility that is secured by mortgage loans held for sale. The warehouse facility is not guaranteed by the parent company. As of December 31, 1999, $86.6 million had been drawn under this facility. In the future, it is anticipated that all mortgage company activities will be financed under the warehouse facility.

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

During the quarter, the Company's Board of Directors declared a cash dividend of $.03 per common share, which was paid on October 28, 1999, to stockholders of record on October 21, 1999.

In November, 1998, the Company's Board of Directors approved stock and debt repurchase programs for up to $100 million each. These programs are intended to allow the Company to repurchase securities at attractive prices should favorable market conditions occur. During the three months ended December 31, 1999, the Company repurchased in the open market $5.4 million of its common stock, or 377,400 shares at an average cost of $14.19.

Except for ordinary expenditures for the construction of homes, the acquisition of land and lots for development and sale of homes, at December 31, 1999, the Company had no material commitments for capital expenditures.

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

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             None.

         (b) The following reports were filed on Form 8-K by the Company during the quarter ended December 31, 1999.

             None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                D.R. HORTON, INC.



Date: February 11, 2000      By:/s/ Samuel R. Fuller
                                ------------------------------------------------
                                Samuel R. Fuller, on behalf of D.R. Horton, Inc. and as Assistant Treasurer and Interim Chief Financial Officer (Principal Financial and Accounting Officer)