Form 10-Q
period 2000-03-31
HORTON D R INC /DE/
filed 2000-05-12
CIK 882184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.


(Mark One)
  x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the Quarterly Period Ended   March 31, 2000
                               ------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the Transition Period From     ______________  To  _______________


Commission file number   1-14122
                        ---------

                                D.R. HORTON, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                         75-2386963
 ---------------------------------                    ------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)


 1901 Ascension Blvd., Suite 100, Arlington,  Texas                 76006
 -----------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip Code)


                                 (817) 856-8200
                                 ---------------
              (Registrant's telephone number, including area code)

          -------------------------------------------------------------
               (Former name, former address and former fiscal year,
                           if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ---   ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common stock, $.01 par value --  61,823,505  shares as of May 10, 2000
                                  -------------

                         This Report contains  20  pages.
                                              ----

                                      INDEX

                                D.R. HORTON, INC.


PART I.  FINANCIAL INFORMATION.                                        Page
------------------------------                                         ----


ITEM 1.    Financial Statements.

           Consolidated Balance Sheets--March 31, 2000 and
              September 30, 1999.                                        3

           Consolidated Statements of Income--Three Months
              and Six Months Ended March 31, 2000 and 1999.              4

           Consolidated Statement of Stockholders' Equity--
              Six Months Ended March 31, 2000.                           5

           Consolidated Statements of Cash Flows--Six Months
              Ended March 31, 2000 and 1999.                             6

           Notes to Consolidated Financial Statements.                 7-9

ITEM 2.    Management's Discussion and Analysis of Results
           of Operations and Financial Condition.                    10-16

ITEM 3.    Quantitative and Qualitative Disclosures about
           Market Risk                                                  17


PART II.  OTHER INFORMATION.
---------------------------

ITEM 2.    Changes in Securities.                                       18

ITEM 4.    Submission of Matters to a Vote of Security Holders.         18

ITEM 6.    Exhibits and Reports on Form 8-K.                            19


SIGNATURES.                                                             20
----------

                       D.R. HORTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     March 31,     September 30,
                                                        2000           1999
                                                    ----------------------------
                                                           (In thousands)
                                                    (Unaudited)
                                     ASSETS
  Homebuilding:
  Cash                                               $   79,618      $  122,208
  Inventories:
    Finished homes and construction in progress       1,114,921         952,015
    Residential lots - developed and
    under development                                 1,032,460         909,586
    Land held for development                             4,286           4,507
                                                     ----------      ----------
                                                      2,151,667       1,866,108

  Property and equipment (net)                           40,335          36,972
  Earnest money deposits and other assets               136,112          96,807
  Excess of cost over net assets acquired (net)         113,120         112,456
                                                     ----------      ----------
                                                      2,520,852       2,234,551
                                                     ----------      ----------
  Financial Services:
  Cash                                                    5,779           6,360
  Mortgage loans held for sale                           91,433         113,786
  Other assets                                            7,039           7,111
                                                     ----------      ----------
                                                        104,251         127,257
                                                     ----------      ----------
                                                     $2,625,103      $2,361,808
                                                     ==========      ==========

                                   LIABILITIES
  Homebuilding:
  Accounts payable and other liabilities             $  342,070      $  365,506
  Notes payable:
    Unsecured:
      Revolving credit facility due 2002                500,000         395,000
      8% senior notes due 2009, net                     383,014         382,941
      8 3/8% senior notes due 2004, net                 148,348         148,150
      10% senior notes due 2006, net                    147,338         147,278
      10 1/2% senior notes due 2005, net                149,415               -
    Other secured                                         8,617          12,904
                                                     ----------      ----------
                                                      1,136,732       1,086,273
                                                     ----------      ----------
                                                      1,678,802       1,451,779
                                                     ----------      ----------
  Financial Services:
  Accounts payable and other liabilities                  2,746           3,268
  Notes payable to financial institutions                76,800         104,350
                                                     ----------      ----------
                                                         79,546         107,618
                                                     ----------      ----------
                                                      1,758,348       1,559,397
                                                     ----------      ----------
  Minority interests                                      4,678           4,802
                                                     ----------      ----------

                              STOCKHOLDERS' EQUITY

  Preferred stock, $.10 par value, 30,000,000
    shares authorized, no shares issued                       -               -
  Common stock, $.01 par value, 200,000,000
    shares authorized, 64,396,305 at March 31,
    2000 and 64,267,073 at September 30, 1999,
    issued and outstanding.                                 644             643
  Additional capital                                    420,643         419,259
  Retained earnings                                     477,737         400,111
  Treasury stock, 2,589,200 shares at March 31,
    1999 and 1,484,300 shares at September 30, 1999,
    at cost                                             (36,947)        (22,404)
                                                     ----------      ----------
                                                        862,077         797,609
                                                     ----------      ----------
                                                     $2,625,103      $2,361,808
                                                     ==========      ==========

         See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                    Three Months                Six Months
                                   Ended March 31,           Ended March 31,
                                 ------------------        -------------------
                                  2000        1999          2000         1999
                                 -------     ------        ------       ------

                                  (In thousands, except net income per share)
                                                  (Unaudited)

Homebuilding:
Revenues
    Home sales................  $780,156   $683,174     $1,562,528   $1,294,875
    Land/lot sales............     7,958      7,426         23,150       48,553
                                --------   --------     ----------   -----------
                                 788,114    690,600      1,585,678    1,343,428
                                --------   --------     ----------   -----------
Cost of sales
    Home sales................   636,990    562,138      1,272,822    1,056,141
    Land/lot sales............     7,332      6,154         18,137       42,931
                                --------   --------     ----------   -----------
                                 644,322    568,292      1,290,959    1,099,072
                                --------   --------     ----------   -----------
Gross profit
    Home sales................   143,166    121,036        289,706      238,734
    Land/lot sales............       626      1,272          5,013        5,622
                                --------   --------     ----------   -----------
                                 143,792    122,308        294,719      244,356

Selling, general and
administrative expense........    82,133     68,648        164,830      137,591
Interest expense..............     1,561      3,088          4,856        5,881
Other (income)................      (644)      (734)          (725)      (1,724)
                                --------   --------     ----------   -----------
                                  60,742     51,306        125,758      102,608
                                --------   --------     ----------   -----------
Financial Services:
Revenues......................    10,750      8,481         22,126       16,283
Selling, general and
administrative expense........     8,022      5,229         15,997       10,203
Interest expense..............     1,157        669          2,706        1,412
Other (income)................    (1,290)      (760)        (3,023)      (1,639)
                                --------   --------     ----------   -----------
                                   2,861      3,343          6,446        6,307
                                --------   --------     ----------   -----------

  INCOME BEFORE INCOME TAXES..    63,603     54,649        132,204      108,915
Provision for income taxes....    24,169     21,229         50,238       42,800
                                --------   --------     ----------   -----------
  NET INCOME..................   $39,434    $33,420        $81,966      $66,115
                                ========   ========     ==========   ===========

Net income per share:
    Basic.....................     $0.64      $0.53          $1.32        $1.08
    Diluted...................     $0.63      $0.52          $1.31        $1.05
                                ========   ========     ==========   ===========

Weighted average number of
shares of stock outstanding:
    Basic.....................    61,839     63,334         62,247       61,367
    Diluted...................    62,265     64,251         62,711       62,960
                                ========   ========     ==========   ===========

Cash dividends per share......     $0.04      $0.03          $0.07      $0.0525
                                ========   ========     ==========   ===========




          See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                       Total
                               Common Additional Retained Treasury Stockholders'
                                Stock  Capital   Earnings  Stock      Equity
                              --------------------------------------------------
                                                (In thousands)
                                                  (Unaudited)

Balances at October 1, 1999     $643   $419,259  $400,111  ($22,404)   $797,609

Net income                         -          -    81,966         -      81,966
Issuances under D.R. Horton,
  Inc. employee benefit plans
  (31,025 shares)                  -        329         -         -         329
Exercise of stock options
  (98,207 shares)                  1      1,055         -         -       1,056
Purchase of treasury stock
  (1,104,900 shares)                                        (14,543)    (14,543)
Dividends declared
  ($.07 per share)                 -          -    (4,340)        -      (4,340)
                              --------------------------------------------------
Balances at March 31, 2000      $644   $420,643  $477,737  ($36,947)   $862,077
                              ==================================================







          See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Six Months
                                                              Ended March 31,
                                                            --------------------
                                                              2000        1999
                                                            ---------  ---------
                                                               (In thousands)
                                                                 (Unaudited)
OPERATING ACTIVITIES
  Net income                                                $ 81,966   $ 66,115
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                           10,508      9,017
      Changes in operating assets and liabilities:
        Increase in inventories                             (280,602)  (238,421)
        Increase in earnest money deposits and other assets  (25,259)   (28,744)
        Decrease in mortgage loans held for sale              22,353     (6,638)
        Decrease in accounts payable, accrued expenses and
          customer deposits                                  (24,082)    24,624
                                                            --------   --------
NET CASH USED IN OPERATING ACTIVITIES                       (215,116)  (174,047)
                                                            --------   --------
INVESTING ACTIVITIES
  Net purchase of property and equipment                      (8,848)   (13,336)
  Net investment in venture capital entities                 (15,071)      ---
  Net cash paid for acquisitions                              (4,800)    (1,300)
                                                            --------   --------
NET CASH USED IN INVESTING ACTIVITIES                        (28,719)   (14,636)
                                                            --------   --------
FINANCING ACTIVITIES
  Proceeds from notes payable                                355,000    366,825
  Repayment of notes payable                                (285,302)  (576,060)
  Issuance of Senior Notes payable                           148,464    377,134
  Repurchase of treasury stock                               (14,543)      (536)
  Proceeds from common stock offerings and
    stock associated with certain employee
    benefit plans                                              1,385      2,497
  Payment of cash dividends                                   (4,340)    (3,238)
                                                            --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    200,664    166,622
                                                            --------   --------
        INCREASE (DECREASE) IN CASH                          (43,171)   (22,061)
Cash at beginning of period                                  128,568     76,754
                                                            --------   --------
Cash at end of period                                       $ 85,397   $ 54,693
                                                            ========   ========
Supplemental cash flow information:
  Interest paid                                             $  7,399   $  6,868
                                                            ========   ========
  Income taxes paid                                         $ 68,009   $ 47,000
                                                            ========   ========
Supplemental disclosures of noncash activities:
  Notes payable assumed related to acquisitions             $      0   $103,384
                                                            ========   ========
  Conversion of subordinated notes to common stock          $      0   $ 59,327
                                                            ========   ========
  Issuance of common stock related to acquisition           $      0   $ 55,000
                                                            ========   ========

          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                 March 31, 2000


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. (the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year. Operating results for the three and six month periods ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

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

NOTE B - SEGMENT INFORMATION

The Company's financial reporting segments consist of homebuilding and financial services. The Company's homebuilding operations comprise the most substantial part of its business, with approximately 99% of consolidated revenues for the three and six months ended March 31, 2000 and 1999. The homebuilding operations segment generates the majority of its revenues from the sale of completed homes with a lesser amount from the sale of land and lots. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

NOTE C - NET INCOME PER SHARE

Basic net income per share for the three and six month periods ended March 31, 2000 and 1999, is based on the weighted average number of shares of common stock outstanding. Diluted net income per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.

The following table sets forth the computation of basic and diluted earnings per share (in thousands):


                                   Three months ended          Six months ended
                                        March 31,                  March 31,
                                   -------------------        ------------------
                                     2000        1999           2000       1999
                                   -------     -------        -------    -------
Denominator for basic
  earnings per share---
  weighted average shares           61,839      63,334         62,247     61,367
Effect of dilutive securities:
  6 7/8% convertible
    subordinated notes                   -           -              -        659
  Employee stock options               426         917            464        934
                                   -------     -------        -------    -------
Denominator for diluted
  earnings per share---adjusted
  weighted average shares and
  assumed conversions               62,265      64,251         62,711     62,960
                                   =======     =======        =======    =======




Options to purchase 1,991,000 and 1,612,000 shares of common stock at various prices were outstanding during the six months ended March 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

                       D.R. HORTON, INC. AND SUBSIDIARIES

                                 March 31, 2000

NOTE D - INTEREST

The  Company   capitalizes   interest  during   development  and   construction.
Capitalized interest is charged to cost of sales as the related inventory is delivered to the homebuyer. Interest costs are (in thousands):


                                Three months ended           Six months ended
                                     March 31,                   March 31,
                              ------------------------     ---------------------
                                 2000          1999           2000        1999
                                ------        ------         ------      ------
Capitalized interest,
  beginning of period         $ 46,463      $ 32,759       $ 41,525    $ 35,153
Interest incurred
  -homebuilding                 24,971        22,868         47,072      38,151
Interest expensed:
  Directly-homebuilding         (1,561)       (3,088)        (4,856)     (5,881)
  Amortized to
    cost of sales              (14,725)      (12,956)       (28,593)    (27,840)
                              --------      --------       --------    --------
Capitalized interest,
  end of period               $ 55,148      $ 39,583       $ 55,148    $ 39,583
                              ========      ========       ========    ========



NOTE E - SUMMARIZED FINANCIAL INFORMATION

The 8%, 8 3/8%, 10% and 10 1/2% Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's direct and indirect subsidiaries other than certain inconsequential subsidiaries. Each of the Guarantors is a wholly-owned subsidiary. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that they are not material to investors.

Summarized financial information of the Company and its subsidiaries, including the non-guarantor subsidiaries, is presented below. Additional financial information relating to the non-guarantor financial services subsidiaries is included in the accompanying financial statements.

As of and for the six months ended March 31, 2000 and 1999, and for the year ended September 30, 1999 (in thousands):

March 31, 2000                                                   Nonguarantor Subsidiaries
  (Unaudited)                        D.R.                        -------------------------       Inter-
                                   Horton,        Guarantor       Financial                     company
                                     Inc.       Subsidiaries      Services        Other       Eliminations       Total
                                 ----------    --------------    -----------    ---------    -------------    ----------
  Total assets.............      $2,301,199      $1,893,233       $105,109       $50,624      ($1,725,062)    $2,625,103
  Total liabilities........       1,439,122       1,468,247         81,933        38,755       (1,265,031)     1,763,026
  Total equity.............         862,077         424,986         23,176        11,869         (460,031)       862,077
  Revenues.................         237,006       1,334,698         22,125        13,975                -      1,607,804
  Gross profit.............          38,582         252,195              -         3,596              346        294,719
  Net income...............          81,966          78,874          4,214           (75)         (83,013)        81,966

March 31, 1999                                                   Nonguarantor Subsidiaries
  (Unaudited)                        D.R.                        -------------------------       Inter-
                                   Horton,        Guarantor       Financial                     company
                                     Inc.       Subsidiaries      Services        Other       Eliminations       Total
                                 ----------    --------------    -----------    ---------    -------------   -----------
  Total assets.............      $1,809,736      $1,759,925        $87,213       $31,602      ($1,585,704)    $2,102,772
  Total liabilities........       1,081,135       1,405,400         78,893        20,593       (1,211,850)     1,374,171
  Total equity.............         728,601         354,525          8,320        11,009         (373,854)       728,601
  Revenues.................         261,060       1,070,182         16,283        12,186                -      1,359,711
  Gross profit.............          34,402         202,052              -         2,503                -        238,957
  Net income...............          66,115          49,861          3,829          (258)         (53,432)        66,115

September 30, 1999                                               Nonguarantor Subsidiaries
                                     D.R.                        -------------------------       Inter-
                                   Horton,        Guarantor       Financial                     company
                                     Inc.       Subsidiaries      Services        Other       Eliminations       Total
                                 ----------    --------------    -----------    ---------    -------------   -----------
  Total assets.............      $1,996,311      $1,865,148       $125,895       $31,302      ($1,656,848)    $2,361,808
  Total liabilities........       1,198,702       1,465,596        108,476        19,663       (1,228,238)     1,564,199
  Total equity.............         797,609         399,552         17,419        11,639         (428,610)       797,609
  Revenues.................         551,696       2,540,077         37,251        27,187                -      3,156,211
  Gross profit.............          95,509         456,302              -         6,069              334        558,214
  Net income...............         159,827         144,575          7,929            78         (152,582)       159,827


                       D.R. HORTON, INC. AND SUBSIDIARIES

                                 March 31, 2000


NOTE E - SUMMARIZED FINANCIAL INFORMATION - Continued

Summarized cash flow information for the non-guarantor financial services subsidiaries is presented below:



                                                               Six months
                                                                 ended
                                                                March 31,
                                                            2000         1999
                                                         ----------   ----------
                                                              (In thousands)
OPERATING ACTIVITIES
  Net income.........................................      $ 3,999      $ 3,829
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization..................          555          247
      Changes in operating assets and liabilities:
        Decrease in other assets.....................           22          245
        Decrease/(increase) in mortgage loans held
          for sale...................................       22,353       (6,637)
        Increase in accounts payable and
          other liabilities..........................        1,930          772
                                                           -------      -------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES         28,859       (1,544)
                                                           -------      -------
INVESTING ACTIVITIES
  Purchase of property and equipment.................         (505)        (599)
                                                           -------      -------
NET CASH USED IN INVESTING ACTIVITIES                         (505)        (599)
                                                           -------      -------
FINANCING ACTIVITIES
  Net (repayments of)/proceeds from notes payable....      (27,549)      35,717
  Decrease in amounts payable to parent..............       (1,386)     (42,986)
                                                           -------      -------
NET CASH USED IN FINANCING ACTIVITIES                      (28,935)      (7,269)
                                                           -------      -------
        DECREASE IN CASH                                      (581)      (9,412)
Cash at beginning of period..........................        6,360       13,017
                                                           -------      -------
Cash at end of period................................      $ 5,779      $ 3,605
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


Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Consolidated revenues for the three months ended March 31, 2000, increased 14.3%, to $798.9 million, from $699.1 million for the comparable period of 1999, primarily due to increases in home sales revenues.

Income before income taxes for the three months ended March 31, 2000, increased 16.4%, to $63.6 million, from $54.6 million for the comparable period of 1999. As a percentage of revenues, income before income taxes for the three months ended March 31, 2000, increased 0.2%, to 8.0%, from 7.8% for the comparable period of 1999, primarily due to the increase in gross margin percentage achieved by the homebuilding segment and a decrease in homebuilding interest expense.

The consolidated provision for income taxes increased 13.8%, to $24.2 million for the three months ended March 31, 2000, from $21.2 million for the same period of 1999, due to the corresponding increase in income before income taxes. The effective income tax rate decreased 0.8%, to 38.0%, from 38.8% for the comparable period of 1999, primarily due to changes in the estimated overall effective state income tax rate.


Six Months Ended March 31, 2000 Compared to Six Months Ended March 31, 1999

Consolidated revenues for the six months ended March 31, 2000, increased 18.2%, to $1,607.8 million, from $1,359.7 million for the comparable period of 1999, primarily due to increases in home sales revenues.

Income before income taxes for the six months ended March 31, 2000, increased 21.4%, to $132.2 million, from $108.9 million for the comparable period of 1999. As a percentage of revenues, income before income taxes for the six months ended March 31, 2000, increased 0.2%, to 8.2%, from 8.0% for the comparable period of 1999, primarily due to the increase in gross margin percentage achieved by the homebuilding segment.

The consolidated provision for income taxes increased 17.4%, to $50.2 million for the six months ended March 31, 2000, from $42.8 million for the same period of 1999, primarily due to the corresponding increase in income before income taxes. The effective income tax rate decreased 1.3%, to 38.0%, from 39.3% for the comparable period of 1999, primarily due to changes in the estimated overall effective state income tax rate.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS - HOMEBUILDING

The following tables set forth certain operating and financial data for the Company's homebuilding activities:

                                                             Percentages of Homebuilding Revenues
                                                        Three Months Ended          Six Months Ended
                                                             March 31,                  March 31,
                                                        2000          1999          2000         1999
Costs and expenses:                                    ------        ------        ------       ------
        Cost of sales........................           81.8%         82.3%         81.4%        81.8%
        Selling, general and administrative
        expense..............................           10.4%          9.9%         10.4%        10.2%
        Interest expense.....................            0.2%          0.5%          0.3%         0.5%
                                                       ------        ------        ------       ------
Total costs and expenses.....................           92.4%         92.7%         92.1%        92.5%
Other (income)...............................          (0.1%)        (0.1%)          0.0%       (0.1%)
                                                       ------        ------        ------       ------
Income before income taxes...................            7.7%          7.4%          7.9%         7.6%
                                                       ======        ======        ======       ======


Homes Closed
                                 Three Months Ended March 31,                               Six Months Ended March 31,
                                2000                       1999                            2000                     1999
                                ----                       ----                            ----                     ----
                          Homes                       Homes                         Homes                    Homes
                         Closed      Revenues        Closed     Revenues            Closed      Revenues     Closed      Revemues
                        --------     --------       --------    --------           --------     --------    --------     --------
                                     ($'s in millions)                                          ($'s in millions)
 Mid-Atlantic.........      680       $133.7           707       $130.0              1,327     $  257.6       1,339     $  243.4
 Midwest..............      443         95.9           375         71.3                954        200.9         621        117.5
 Southeast............      656        109.4           589         94.5              1,248        207.5       1,184        188.3
 Southwest............    1,825        270.1         1,795        244.7              3,715        545.2       3,440        463.5
 West.................      760        171.1           697        142.7              1,612        351.3       1,425        282.2
                        --------     --------       --------    --------           --------    ---------    --------    ---------
                          4,364       $780.2         4,163       $683.2              8,856     $1,562.5       8,009     $1,294.9
                        ========     ========       ========    ========           ========    =========    ========    =========


New Sales Contracts (net of cancellations)

                                  Three Months Ended March 31,                               Six Months Ended March 31,
                                2000                       1999                             2000                     1999
                                ----                       ----                             ----                     ----
                          Homes                       Homes                           Homes                    Homes
                           Sold          $            Sold          $                  Sold         $           Sold          $
                        --------     --------       --------     --------           --------     --------    --------     --------
                                       ($'s in millions)                                           ($'s in millions)
 Mid-Atlantic.........      761       $153.2            930       $170.8              1,330     $  275.3       1,501     $  282.4
 Midwest..............      476        110.0            566        111.6                841        208.0         794        157.1
 Southeast............      824        142.5            813        131.3              1,442        243.3       1,358        216.3
 Southwest............    2,360        363.2          2,289        324.4              3,994        616.4       3,934        553.9
 West.................    1,013        226.1          1,033        200.0              1,678        374.4       1,581        309.1
                        --------     --------       --------     --------           --------    ---------    --------    ---------
                          5,434       $995.0          5,631       $938.1              9,285     $1,717.4       9,168     $1,518.8
                        ========     ========       ========     ========           ========    =========    ========    =========


Sales Backlog

                                                                            March 31,
                                                                2000                      1999
                                                                ----                      ----
                                                           Homes          $          Homes         $
                                                         --------    ---------     --------   ---------
                                                                        ($'s in millions)
    Mid-Atlantic.................................          1,094      $  260.5       1,094     $  219.9
    Midwest......................................          1,021         254.3       1,044        212.5
    Southeast....................................          1,030         176.4         907        144.3
    Southwest....................................          3,360         544.1       3,537        514.3
    West.........................................          1,233         276.1       1,370        278.3
                                                         --------     ---------    --------    --------
                                                           7,738      $1,511.4       7,952     $1,369.3
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



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Revenues from homebuilding activities increased 14.1%, to $788.1 million (4,364 homes closed) for the three months ended March 31, 2000, from $690.6 million (4,163 homes closed) for the comparable period of 1999. Revenues from homebuilding activities increased in all of the Company's market regions, with percentage increases ranging from 2.8% in the Mid-Atlantic region to 34.4% in the Midwest region. The increases in both revenues and homes closed were due to strong housing demand throughout the majority of the Company's markets.

The average selling price of homes closed during the three months ended March 31, 2000 was $178,800, up 9.0% from $164,100 for the same period in 1999. The increase in average selling price was due to changes in the mix of homes closed and, with the strong housing demand, the Company's ability to sell more custom features with its homes and to raise prices to cover increased costs.

The value of new net sales contracts increased 6.1%, to $995.0 million (5,434 homes) for the three months ended March 31, 2000, from $938.1 million (5,631 homes)  for the same  period  of 1999.  The  value  of new net  sales  contracts increased in three of the Company's five market regions, with percentage increases ranging from 8.5% in the Southeast to 13.0% in the West. The value of new net sales contracts declined 1.4% and 10.3% in the Midwest and Mid-Atlantic regions, respectively. The average price of a new net sales contract in the three months ended March 31, 2000 was $183,100, up 9.9% over the $166,600 average in the three months ended March 31, 1999. The increase in average selling price was due to changes in the mix of homes closed and, with the strong housing demand, the Company's ability to sell more custom features with its homes and to raise prices to cover increased costs.

At March 31, 2000, the Company's backlog of sales contracts was $1,511.4 million (7,738 homes), up 10.4% from the comparable amount at March 31, 1999. The average sales price of homes in sales backlog was $195,300 at March 31, 2000, up 13.4% from the $172,200 average at March 31, 1999. The average sales price of homes in backlog typically is higher than the sales price of closed homes because it takes longer to construct more expensive homes.

Cost of sales increased by 13.4%, to $644.3 million for the three months ended March 31, 2000, from $568.3 million for the comparable quarter in 1999. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues was down 0.7%, to 81.6% for the three months ended March 31, 2000, from 82.3% for the comparable period of 1999, primarily due to the application of purchase accounting in 1999 causing a $7.4 million inventory write-up associated with homes acquired with Cambridge and closed subsequent to the acquisition. Cost of land/lot sales increased to 92.1% of land/lot sales revenues for the three months ended March 31, 2000, from 82.9% for the comparable period of 1999. Total homebuilding cost of sales was 81.8% of total homebuilding revenues, down 0.5% from 82.3% for the comparable period of 1999.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 19.6%, to $82.1 million in the three months ended March 31, 2000, from $68.6 million in the comparable period of 1999. As a percentage of revenues, SG&A expenses increased to 10.4% for the three months ended March 31, 2000, from 9.9% for the comparable period of 1999. The increase in SG&A expenses as a percentage of revenue is primarily due to higher costs incurred in order to ensure that the Company is properly positioned for its peak home-closing season, which normally occurs during the second half of the fiscal year.

Interest expense associated with homebuilding activities decreased to $1.6 million in the three months ended March 31, 2000, from $3.1 million in the comparable period of 1999. As a percentage of homebuilding revenues, homebuilding interest expense decreased to 0.2% for the three months ended March 31, 2000, from 0.5% in the comparable period of 1999. In anticipation of the spring selling season, the Company rapidly increased its inventory during the three months ended March 31, 2000. As a result, inventory under construction or development grew at a more rapid pace than interest-bearing debt. Therefore, compared to 1999, a larger proportion of total incurred interest was capitalized to inventory in the second quarter of fiscal 2000. The

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Company follows a policy of capitalizing interest only on inventory under construction or development. During both periods, the Company expensed the portion of incurred interest and other financing costs which could not be charged to inventory. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.


Six Months Ended March 31, 2000 Compared to Six Months Ended March 31, 1999

Revenues from homebuilding activities increased 18.0%, to $1,585.7 million (8,856 homes closed) for the six months ended March 31, 2000, from $1,343.4 million (8,009 homes closed) for the comparable period of 1999. Revenues from homebuilding activities increased in all of the Company's market regions, with percentage increases ranging from 5.8% in the Mid-Atlantic region to 71.0% in the Midwest region. The increases in both revenues and homes closed were due to strong housing demand and the increases attributable to the acquisition of Cambridge Homes in January, 1999. In markets where the Company operated throughout both six-month periods, home sales revenues increased by 15.6%, to $1,493.0 million (8,538 homes closed).

The average selling price of homes closed during the six months ended March 31, 2000 was $176,400, up 9.1% from $161,700 for the same period in 1999. The increase in average selling price was due to changes in the mix of homes closed and, with the strong housing demand, the Company's ability to sell more custom features with its homes and to raise prices to cover increased costs.

The value of new net sales contracts increased 13.1%, to $1,717.4 million (9,285 homes) for the six months ended March 31, 2000, from $1,518.8 million (9,168 homes) for the same period of 1999. The value of new net sales contracts increased in four of the Company's five market regions, with percentage increases ranging from 11.3% in the Southwest to 32.4% in the Midwest. The value of new net sales contracts declined 2.5% in the Mid-Atlantic region. The overall increase in the value of new net sales contracts was due in part to sales achieved by Cambridge Homes, acquired in January, 1999. In markets where the Company operated throughout both six-month periods, the value of new net sales contracts increased 8.9%, to $1,648.7 million, and the number of new net sales contracts decreased 1.2%, to 9,038 homes. The average price of a new net sales contract in the six months ended March 31, 2000 was $185,000, up 11.6% over the $165,700 average in the six months ended March 31, 1999. The increase in average selling price was due to changes in the mix of homes closed and, with the strong housing demand, the Company's ability to sell more custom features with its homes and to raise prices to cover increased costs.

Cost of sales increased by 17.5%, to $1,291.0 million for the six months ended March 31, 2000, from $1,099.1 million for the comparable period of 1999. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues was down 0.1%, to 81.5% for the six months ended March 31, 2000, from 81.6% for the comparable period of 1999. Cost of land/lot sales decreased to 78.3% of land/lot sales revenues for the six months ended March 31, 2000, from 88.4% for the comparable period of 1999. Total homebuilding cost of sales was 81.4% of total homebuilding revenues, down 0.4% from 81.8% for the comparable period of 1999.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 19.8%, to $164.8 million in the six months ended March 31, 2000, from $137.6 million in the comparable period of 1999. As a percentage of revenues, SG&A expenses increased to 10.4% for the six months ended March 31, 2000, from 10.2% for the comparable period of 1999. The increase in SG&A expenses as a percentage of revenue is primarily due to higher costs incurred in order to ensure that the Company is properly positioned for its peak home-closing season, which normally occurs during the second half of the fiscal year.

Interest expense associated with homebuilding activities decreased to $4.9 million in the six months ended March 31, 2000, from $5.9 million in the comparable period of 1999. As a percentage of homebuilding revenues, homebuilding interest expense decreased to 0.3% for the six months ended March 31, 2000, from 0.5% for the comparable period of 1999. In anticipation of the spring selling season, the Company rapidly increased its inventory during the second quarter. As a result, inventory under construction or development grew at a more rapid pace than interest-bearing debt. Therefore, in both the three and six months

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



ended March 31, 2000, a larger proportion of total incurred interest was capitalized to inventory than in the comparable periods of fiscal 1999. The Company follows a policy of capitalizing interest only on inventory under construction or development. During both periods, the Company expensed the portion of incurred interest and other financing costs which could not be charged to inventory. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.


RESULTS OF OPERATIONS - FINANCIAL SERVICES

The following table summarizes financial and other information for the Company's financial services operations:



                                    Three months ended         Six months ended
                                          March 31,                March 31,
                                   ---------------------------------------------
                                      2000        1999         2000        1999
                                      ----        ----         ----        ----
                                                 ($'s in thousands)
Number of loans originated.......    1,831       1,911        3,773       3,668
                                    ------      ------       ------      -------

Loan origination fees............   $2,146      $2,030       $4,345      $3,772
Sale of servicing rights and
 gains from sale of  mortgages...    4,514       4,025        9,267       7,964
Other revenues...................      994         918        2,202       1,723
                                    ------      ------       ------      -------
Total mortgage banking revenues..    7,654       6,973       15,814      13,459

Title policy premiums, net.......    3,096       1,508        6,312       2,824
                                    ------      ------       ------      -------

Total  revenues..................   10,750       8,481       22,126      16,283

General and administrative
 expenses........................    8,022       5,229       15,997      10,203
Interest expense.................    1,157         669        2,706       1,412
Interest/other (income)..........   (1,290)       (760)      (3,023)     (1,639)
                                    ------      ------       ------      -------
Income before income taxes.......   $2,861      $3,343       $6,446      $6,307
                                    ======      ======       ======      =======



Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Revenues from the financial services segment increased 26.8%, to $10.8 million in the three months ended March 31, 2000, from $8.5 million in the comparable period of 1999. The increase in financial services revenues was due to the rapid expansion of the Company's mortgage loan and title services provided to customers of the Company's homebuilding segment. These activities are being expanded to additional markets served by the homebuilding segment. SG&A expenses associated with financial services increased 53.4%, to $8.0 million in the three months ended March 31, 2000, from $5.2 million in the comparable period of 1999. As a percentage of financial services revenues, SG&A expenses increased by 12.9%, to 74.6% in the three months ended December 31, 1999, from 61.7% in the comparable period in 1999, due primarily to 2000 startup expenses in new markets with limited revenues.


Six months Ended March 31, 2000 Compared to Six months Ended March 31, 1999

Revenues from the financial services segment increased 35.9%, to $22.1 million in the six months ended March 31, 2000, from $16.3 million in the comparable period of 1999. The increase in financial services revenues was due to the rapid expansion of the Company's mortgage loan and title services provided to customers of the Company's homebuilding segment. These activities are being expanded to additional markets served by the homebuilding segment. SG&A expenses associated with financial services increased 56.8%, to $16.0 million in the six months ended March 31, 2000, from $10.2 million in the comparable period of 1999. As a percentage of financial services revenues, SG&A expenses increased by 9.6%, to 72.3% in the six months ended December 31, 1999, from 62.7% in the comparable period in 1999, due primarily to 2000 startup expenses in new markets with limited revenues.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had available cash and cash equivalents of $85.4 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land) at March 31, 2000, had increased by $285.6 million since September 30, 1999, due to a general increase in business activity and the expansion of operations in the Company's market areas. The inventory increase was financed largely by issuing $150 million in senior notes, borrowing an additional $105.0 million under the revolving credit facility and by retaining earnings. As a result, the Company's ratio of homebuilding notes payable to total capital at March 31, 2000, increased 3.1% to 60.8%, from 57.7% at September 30, 1999. The stockholders' equity to total assets ratio decreased 1.0%, to 32.8% at March 31, 2000, from 33.8% at September 30, 1999.

The Company has an $825 million, unsecured revolving credit facility, consisting of a $775 million four-year revolving loan and a $50 million four-year letter of credit facility that matures in 2002. Additionally, the Company has another $25 million standby letter of credit agreement and a $16.8 million non-renewable letter of credit facility acquired with the Cambridge acquisition. At March 31, 2000, the Company had outstanding homebuilding debt of $1,336.7 million, of which $500 million represented advances under the revolving credit facility. Under the debt covenants associated with the revolving credit facility, at March 31, 2000, the Company had additional homebuilding borrowing capacity of $275 million. The Company has entered into multi-year interest rate swap agreements, aggregating $200 million, that fix the interest rate on a portion of the variable rate revolving credit facility. An additional interest rate swap agreement, with a notional amount of $148.5 million, was entered into in December, 1999. The new agreement has the effect of converting part of the Company's fixed rate debt to a variable rate which is currently less than the related fixed rate. The new agreement helps re-establish the Company's balance of fixed and variable rate debt at historical levels.

On March 21, 2000, under an existing shelf registration statement, the Company issued $150 million aggregate principal amount of 10 1/2% Senior Notes, due 2005. The proceeds of the notes were used to repay outstanding debt under our revolving credit facility and for general corporate purposes. The Company has $450 million remaining on its currently effective universal shelf registration statement, which facilitates access to the capital markets.

At March 31, 2000, the financial services segment has mortgage loans held for sale of $91.4 million and loan commitments for $107.6 million at fixed rates. The Company hedges the interest rate market risk on these mortgage loans held for sale and loan commitments through the use of best-efforts whole loan delivery commitments, mandatory forward commitments to sell mortgage-backed securities and the purchase of options on financial instruments.

The financial services segment has a $175 million, one-year bank warehouse facility that is secured by mortgage loans held for sale. The warehouse facility is not guaranteed by the parent company. As of March 31, 2000, $76.8 million had been drawn under this facility. In the future, it is anticipated that all mortgage company activities will be financed under the warehouse facility.

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

During the six months ended March 31, 2000, the Company's Board of Directors declared one quarterly cash dividend of $0.03 per common share and one quarterly cash dividend of $0.04 per common share, the last of which was paid on February 7, 2000.

In November, 1998, the Company's Board of Directors approved stock and debt repurchase programs for up to $100 million each. These programs are intended to allow the Company to repurchase securities at attractive prices should favorable market conditions occur. During the six months ended March 31, 2000, the Company repurchased in the open market $14.5 million of its common stock, or 1,104,900 shares at an average cost of $13.16.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In July 1999, the Company formed GP-Encore, Inc. and Encore II, Inc., which have since entered into three separate limited partnership agreements with the purpose of investing in start-up and emerging growth companies whose technology and business plans will permit the Company to leverage its size, expertise and customer base in the homebuilding industry. The Company has agreed to invest up to $125 million through these limited partnerships over the next four years. These investments will be concentrated primarily in e-commerce businesses that serve the homebuilding, real estate and financial services industries, as well as in strategic opportunities that allow for diversification of the Company's operations. As of March 31, 2000, the Company had made such investments totaling $15.3 million, which are reported in homebuilding other assets.

Except for ordinary expenditures for the construction of homes, the acquisition of land and lots for development and sale of homes, at March 31, 2000, the Company had no material commitments for capital expenditures.


SAFE HARBOR STATEMENT

Certain statements contained herein, as well as statements made by the Company in periodic press releases and oral statements made by the Company's officials to analysts and stockholders in the course of presentations about the Company may be construed as "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements may involve unstated risks, uncertainties and other factors that may cause actual results to differ materially from those initially anticipated. Such risks, uncertainties and other factors include, but are not limited to:

         o The Company's substantial leverage
         o Changes in general economic and business conditions
         o Changes in interest rates and the availability of mortgage financing
         o Governmental regulations and environmental matters
         o Changes in costs and availability of material, supplies and labor
         o Competitive conditions within the homebuilding industry
         o The availability of capital
         o The Company's ability to effect its growth strategies successfully
         o The success of the Company's diversification efforts

ITEM 3.           Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long term debt. The Company manages its exposure to changes in interest rates by optimizing the use of variable and fixed rate debt. In addition, the Company has hedged its exposure to changes in interest rates on its variable rate bank debt by entering into interest rate swap agreements to obtain a fixed interest rate for a portion of those borrowings. Finally, in order to maintain a more appropriate balance of variable and fixed rate debt, the Company entered into an interest rate swap agreement exchanging a variable rate interest payment for a fixed rate payment on a notional amount equal to the $148.5 million principal amount of the 10% Senior Notes due 2006. The variable payment for which the Company is obligated is fixed through the 10% Senior Notes' first call date, April 15, 2001, and will ensure that the Company will have received a net amount of $2.3 million as of that date. Thereafter, the variable payment will be made through the 10% Senior Notes' maturity, April 15, 2006, and will be based upon the 90-day LIBOR rate, plus 2.745%.

The following table shows, as of March 31, 2000, the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table shows the notional amounts and weighted average interest rates of the Company's interest rate swaps.


                           Six Months
                             Ended
                            Sept. 30,                                Year ended September 30,
                           ----------    --------------------------------------------------------------------------------
                                                                        ($ in millions)
                                                                                                                 FMV @
                              2000        2001       2002       2003       2004     Thereafter      Total       3/31/00
                             -----       -----      -----      -----      -----     ----------     --------    ---------

Debt:

  Fixed rate..............    $4.7          $0       $2.0         $0     $149.4       $680.6        $836.7       $754.2

  Average interest rate...   8.63%         ---      6.00%        ---      8.46%        9.32%         8.92%          ---

  Variable rate...........   $76.8          $0     $500.0         $0         $0           $0        $576.8       $576.8

  Average interest rate...   7.13%         ---      7.03%        ---        ---          ---         7.04%          ---

Interest Rate Swaps:

  Variable to fixed.......  $200.0      $200.0     $200.0     $200.0     $200.0       $200.0           ---         $3.4

  Average pay rate........   5.10%       5.10%      5.10%      5.10%      5.10%        5.08%           ---          ---

  Average receive rate....  90-day LIBOR

  Fixed to variable.......  $148.5      $148.5     $148.5     $148.5     $148.5       $148.5           ---        ($1.8)

  Average pay rate........  8.745%         *       90-day LIBOR + 2.745%                               ---          ---

  Average receive rate....  10.00%      10.00%     10.00%     10.00%     10.00%       10.00%           ---          ---


  * - 8.745% until April 15, 2001; 90-day LIBOR + 2.745% thereafter.


PART II.          OTHER INFORMATION

ITEM 2.           Changes in Securities.

         On March 21, 2000 the Company issued $150 million principal amount of its 10-1/2 % Senior Notes, due 2005 (the "Notes"). As part of that issuance, the Company executed an Eighth Supplemental Indenture, dated as of March 21, 2000, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, authorizing the Notes. The Supplemental Indenture, and the Indenture to which it relates (dated June 9, 1997, as supplemented),
impose   limitations  on  the  ability  of  the  Company  and  its  subsidiaries guaranteeing the Notes to, among other things, incur indebtedness, make "Restricted Payments" (as defined, which includes payments of dividends or other distributions on the Common Stock of the Company), effect certain "Asset Dispositions" (as defined), enter into certain transactions with affiliates, merge or consolidate with any person, or transfer all or substantially all of their properties and assets. These limitations are substantially similar to the limitations already existing with respect to the Company's 8% Senior Notes, due 2009, and related Indentures and Supplemental Indentures. Other information concerning the offering and issuance of the Notes has previously been reported in, and is described in, the Company's Registration Statement on Form S-3 (Registration Number 333-76175) dated April 13, 1999, the Company's Prospectus Supplement, dated March 16, 2000 and filed with the Securities Exchange Commission (the "Commission") on March 17, 2000 pursuant to Rule 424(b), and the Company's current report on Form 8-K, dated March 17, 2000 and filed with the Commission on March 17, 2000, each of which is incorporated herein by reference.

ITEM 4.           Submission of Matters to a Vote of Security Holders.

                  (a) On January 20, 2000, the Company held its Annual Meeting of Stockholders (the "Meeting"). At the Meeting, the stockholders re-elected nine members of the Board of Directors of the Company to serve until the Company's next annual meeting of stockholders and until their respective successors are elected and qualified. The names of the nine directors, the votes cast for and the number of votes withheld were as follows:


   Name                             Votes For                   Votes Withheld
   ----                             ---------                   --------------
Bradley S. Anderson                 54,678,867                       972,456
Richard Beckwitt                    54,335,593                     1,315,730
Richard I. Galland                  54,671,515                       979,808
Donald R. Horton                    54,546,766                     1,104,557
Richard L. Horton                   54,533,394                     1,117,929
Terrill J. Horton                   54,533,944                     1,117,379
Francine I. Neff                    54,661,522                       989,801
Scott J. Stone                      54,336,504                     1,314,819
Donald J. Tomnitz                   54,532,323                     1,119,000

     (b) At the Meeting, a vote was taken for the approval and adoption of a proposal to adopt the D.R. Horton, Inc. 2000 Incentive Bonus Plan. The following votes were cast upon this proposal:


           For:                        54,273,615
           Against:                     1,306,503
           Abstain:                        71,204

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

                  4.2 Sixth Supplemental Indenture, dated as of February 4, 1999, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 8% Senior Notes due 2009, including the form of the Company's 8% Senior Notes due 2009, is incorporated herein by reference from
                           Exhibit 4.1 to the Company's Form 8-K, filed with the Commission on February 2, 1999.

                  4.3 Seventh Supplemental Indenture, dated as of August 31, 1999, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, is incorporated herein by reference from
                           Exhibit 4.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the Commission on December 10, 1999.

                  4.4 Eighth Supplemental Indenture, dated as of March 21, 2000, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 10- 1/2% Senior Notes due 2005, is incorporated herein by reference from
                           Exhibit 4.1 to the Company's Form 8-K, filed with the Commission on March 17, 2000.

                  4.5 Ninth Supplemental Indenture, dated as of March 31, 2000, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, is filed herewith.

                  10.1 The D.R. Horton, Inc. 2000 Incentive Bonus Plan is incorporated by reference from Exhibit A to the Company's Proxy Statement, filed with the Commission on December 10, 1999.

                  10.2     First   Amendment  to   Non-Qualified   Stock  Option
                           Agreements, dated as of March 15, 2000, between the Company and Richard Beckwitt is filed herewith.

                  10.3     Letter  Agreement   concerning  partial  bonus  under
                           Incentive Bonus Plan, dated March 15, 2000, between the Company and Richard Beckwitt is filed herewith.

                  10.4 Limited Partnership Agreement of Encore Venture Partners II (Texas), L.P., dated as of March 21, 2000, among GP-Encore, Inc. (formerly, Encore I, Inc.), Encore II, Inc., EVP Capital, L.P. (formerly, Encore Capital (Texas), L.P.) and Richard Beckwitt is filed herewith.

                  27 Financial Data Schedule for the six months ended March 31, 2000 is filed herewith.

         (b)      Reports on Form 8-K.

                           On March 17, 2000, the Company filed a Current Report
                  on Form 8-K  (Items  5 and 7),  which  filed  an  underwriting
                  agreement,   a  supplemental  indenture  and  a  statement  of
                  computation of ratio of earnings to fixed changes, all relating to the offering and issuance of $150 million principal amount of the Company's 10 1/2% Senior Notes, due 2005.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               D.R. HORTON, INC.



Date: May 12, 2000           By:  /s/ Samuel R. Fuller
                                -----------------------
                                Samuel R. Fuller, on behalf of D.R. Horton, Inc. and as Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)