Form 10-Q
period 2000-06-30
HORTON D R INC /DE/
filed 2000-08-11
CIK 882184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.


(Mark One)
  x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the Quarterly Period Ended   June 30, 2000
                               ------------------

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

                                    Yes X  No
                                       ---   ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common stock, $.01 par value --  61,832,433  shares as of August 8, 2000
                                  -------------

                         This Report contains  20  pages.
                                              ----

                                      INDEX

                                D.R. HORTON, INC.


PART I.  FINANCIAL INFORMATION.                                        Page
------------------------------                                         ----


ITEM 1.    Financial Statements.

           Consolidated Balance Sheets--June 30, 2000 and
              September 30, 1999.                                        3

           Consolidated Statements of Income--Three Months
              and Nine Months Ended June 30, 2000 and 1999.              4

           Consolidated Statement of Stockholders' Equity--
              Nine Months Ended June 30, 2000.                           5

           Consolidated Statements of Cash Flows--Nine Months
              Ended June 30, 2000 and 1999.                              6

           Notes to Consolidated Financial Statements.                7-10

ITEM 2.    Management's Discussion and Analysis of Results
           of Operations and Financial Condition.                    11-17

ITEM 3.    Quantitative and Qualitative Disclosures about
           Market Risk                                                  18


PART II.  OTHER INFORMATION.
---------------------------

ITEM 2.    Changes in Securities.                                       19

ITEM 6.    Exhibits and Reports on Form 8-K.                            19


SIGNATURES.                                                             20
----------

                       D.R. HORTON, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                    June 30,       September 30,
                                                      2000             1999
                                                  ----------       -------------
                            ASSETS                       (In thousands)
                                                           (Unaudited)
Homebuilding:

Cash...........................................     $70,287            $122,208
Inventories:
   Finished homes and construction in progress.   1,166,140             952,015
   Residential lots  - developed and
     under development.........................   1,010,449             909,586
   Land held for development ..................       5,897               4,507
                                                -----------         -----------
                                                  2,182,486           1,866,108

Property and equipment (net)...................      41,993              36,972
Earnest money deposits and other assets........     145,527              96,807
Excess of cost over net assets acquired (net)       111,381             112,456
                                                -----------         -----------
                                                  2,551,674           2,234,551
                                                -----------         -----------

Financial Services:

Cash...........................................       8,857               6,360
Mortgage loans held for sale...................      99,929             113,786
Other assets...................................       7,464               7,111
                                                -----------         -----------
                                                    116,250             127,257
                                                -----------         -----------
                                                 $2,667,924          $2,361,808
                                                ===========         ===========

                               LIABILITIES

Homebuilding:

Accounts payable and other liabilities.........    $362,090            $365,506
Notes payable:
   Unsecured:
      Revolving credit facility due 2002.......     415,000             395,000
      8% senior notes due 2009, net............     383,051             382,941
      8 3/8% senior notes due 2004, net........     148,448             148,150
      10% senior notes due 2006, net...........     147,368             147,278
      10 1/2% senior notes due 2005, net.......     199,265                  --
      Other secured............................      13,693              12,904
                                                -----------         -----------
                                                  1,306,825           1,086,273
                                                -----------         -----------
                                                  1,668,915           1,451,779
Financial Services:

Accounts payable and other liabilities.........       3,893               3,268
Notes payable to financial institutions........      82,201             104,350
                                                -----------         -----------
                                                     86,094             107,618
                                                -----------         -----------
                                                  1,755,009           1,559,397
                                                -----------         -----------
Minority interest..............................       5,030               4,802
                                                -----------         -----------
                        STOCKHOLDERS' EQUITY

Preferred stock, $.10 par value, 30,000,000
 shares authorized, no shares issued...........          --                  --
Common stock, $.01 par value, 200,000,000
 shares authorized, 64,415,074 at June 30, 2000
 and 64,267,073 at September 30, 1999,
 issued and outstanding .......................         644                 643
Additional capital.............................     420,857             419,259
Retained earnings..............................     523,331             400,111
Treasury stock, 2,589,200 shares at
 June 30, 2000 and 1,484,300 shares
 at September 30, 1999, at cost ...............     (36,947)            (22,404)
                                                -----------         -----------
                                                    907,885             797,609
                                                -----------         -----------
                                                 $2,667,924          $2,361,808
                                                ===========         ===========

      See  accompanying  notes  to  consolidated  financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                    Three Months               Nine Months
                                   Ended June 30,             Ended June 30,
                                 ------------------        -------------------
                                  2000        1999          2000         1999
                                 -------     ------        ------       ------
                                  (In thousands, except net income per share)
                                                  (Unaudited)
Homebuilding:
Revenues
    Home sales................  $930,786   $824,588     $2,493,314   $2,119,463
    Land/lot sales............    15,630      8,548         38,780       57,101
                                --------   --------     ----------   -----------
                                 946,416    833,136      2,532,094    2,176,564
                                --------   --------     ----------   -----------
Cost of sales
    Home sales................   755,527    671,278      2,028,349    1,727,419
    Land/lot sales............    18,387      7,541         36,524       50,472
                                --------   --------     ----------   -----------
                                 773,914    678,819      2,064,873    1,777,891
                                --------   --------     ----------   -----------
Gross profit
    Home sales................   175,259    153,310        464,965      392,044
    Land/lot sales............    (2,757)     1,007          2,256        6,629
                                --------   --------     ----------   -----------
                                 172,502    154,317        467,221      398,673

Selling, general and
administrative expense........    97,243     81,753        262,073      219,344
Interest expense..............     2,339      2,874          7,195        8,755
Other (income)................      (747)       (57)        (1,472)      (1,781)
                                --------   --------     ----------   -----------
                                  73,667     69,747        199,425      172,355
                                --------   --------     ----------   -----------
Financial Services:
Revenues......................    12,800      9,814         34,926       26,097
Selling, general and
administrative expense........     9,155      6,386         25,152       16,589
Interest expense..............     1,485      1,403          4,191        2,815
Other (income)................    (1,700)    (1,509)        (4,723)      (3,148)
                                --------   --------     ----------   -----------
                                   3,860      3,534         10,306        9,841
                                --------   --------     ----------   -----------

  INCOME BEFORE INCOME TAXES..    77,527     73,281        209,731      182,196
Provision for income taxes....    29,460     28,947         79,698       71,747
                                --------   --------     ----------   -----------
  NET INCOME..................   $48,067    $44,334       $130,033     $110,449
                                ========   ========     ==========   ===========

Net income per share:
    Basic.....................     $0.78      $0.69          $2.09        $1.79
    Diluted...................     $0.77      $0.68          $2.08        $1.75
                                ========   ========     ==========   ===========

Weighted average number of
shares of stock outstanding:
    Basic.....................    61,823     64,088         62,106       61,837
    Diluted...................    62,321     64,919         62,581       63,175
                                ========   ========     ==========   ===========

Cash dividends per share......     $0.04      $0.03          $0.11      $0.0825
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

                       D. R. HORTON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                       Total
                               Common Additional Retained Treasury Stockholders'
                                Stock  Capital   Earnings  Stock      Equity
                              --------------------------------------------------
                                                (In thousands)
                                                  (Unaudited)

Balances at October 1, 1999     $643   $419,259  $400,111  ($22,404)   $797,609

Net income                         -          -   130,033         -     130,033
Issuances under D.R. Horton,
  Inc. employee benefit plans
  (32,475 shares)                  -        346         -         -         346
Exercise of stock options
  (115,526 shares)                 1      1,252         -         -       1,253
Purchase of treasury stock
  (1,104,900 shares)               -          -         -   (14,543)    (14,543)
Dividends declared
  ($.11 per share)                 -          -    (6,813)        -      (6,813)
                              --------------------------------------------------
Balances at June 30, 2000       $644   $420,857  $523,331  ($36,947)   $907,885
                              ==================================================







          See accompanying notes to consolidated financial statements.

                       D. R. HORTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Nine Months
                                                               Ended June 30,
                                                            --------------------
                                                              2000        1999
                                                            ---------  ---------
                                                               (In thousands)
                                                                 (Unaudited)
OPERATING ACTIVITIES
  Net income                                                $130,033   $110,449
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                           15,899     14,112
      Amortization of debt premiums and fees                   1,830      1,006
      Changes in operating assets and liabilities:
        Increase in inventories                             (305,929)  (345,398)
        Increase in earnest money deposits and other assets  (33,220)   (32,591)
        Decrease/(increase)in mortgage loans held for sale    13,857    (30,163)
        Increase/(decrease) in accounts payable and
          other liabilities                                   (2,563)    49,021
                                                            --------   --------
NET CASH USED IN OPERATING ACTIVITIES                       (180,093)  (233,564)
                                                            --------   --------
INVESTING ACTIVITIES
  Net purchase of property and equipment                     (13,931)   (16,120)
  Net investment in venture capital entities                 (18,311)      ---
  Net cash paid for acquisitions                              (5,016)    (1,125)
                                                            --------   --------
NET CASH USED IN INVESTING ACTIVITIES                        (37,258)   (17,245)
                                                            --------   --------
FINANCING ACTIVITIES
  Proceeds from notes payable                                570,000    475,016
  Repayment of notes payable                                (580,213)  (591,164)
  Issuance of Senior Notes payable                           197,897    371,359
  Repurchase of treasury stock                               (14,543)    (3,976)
  Proceeds from common stock offerings and
    stock associated with certain employee
    benefit plans                                              1,599      2,978
  Payment of cash dividends                                   (6,813)    (5,164)
                                                            --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    167,927    249,049
                                                            --------   --------
        DECREASE IN CASH                                     (49,424)    (1,760)
Cash at beginning of period                                  128,568     76,754
                                                            --------   --------
Cash at end of period                                       $ 79,144   $ 74,994
                                                            ========   ========
Supplemental cash flow information:
  Interest paid, net of amounts capitalized                 $ 10,576   $ 10,596
                                                            ========   ========
  Income taxes paid                                         $ 93,137   $ 74,207
                                                            ========   ========
Supplemental disclosures of noncash activities:
  Notes payable assumed related to acquisitions             $      0   $103,384
                                                            ========   ========
  Conversion of subordinated notes to common stock          $      0   $ 59,327
                                                            ========   ========
  Issuance of common stock related to acquisition           $      0   $ 55,000
                                                            ========   ========

          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  June 30, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. (the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year. Operating results for the three and nine month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

Business - The Company is a national builder that is engaged primarily in the construction and sale of single-family housing in the United States. The Company designs, builds and sells single-family houses on lots developed by the Company and on finished lots which it purchases, ready for home construction. Periodically, the Company sells land or lots it has developed. The Company also provides title agency and mortgage brokerage services to its home buyers.

NOTE B - SEGMENT INFORMATION

The Company's financial reporting segments consist of homebuilding and financial services. The Company's homebuilding operations comprise the most substantial part of its business, with approximately 99% of consolidated revenues for the three and nine months ended June 30, 2000 and 1999. The homebuilding operations segment generates the majority of its revenues from the sale of completed homes with a lesser amount from the sale of land and lots. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

NOTE C - NET INCOME PER SHARE

Basic net income per share for the three and nine month periods ended June 30, 2000 and 1999, is based on the weighted average number of shares of common stock outstanding. Diluted net income per share is based on the weighted average number of shares of common stock and dilutive securities outstanding.

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                   Three months ended         Nine months ended
                                        June 30,                  June 30,
                                   -------------------        ------------------
                                     2000        1999           2000       1999
                                   -------     -------        -------    -------
Denominator for basic
  earnings per share---
  weighted average shares           61,823      64,088         62,106     61,837
Effect of dilutive securities:
  6 7/8% convertible
    subordinated notes                   -           -              -        439
  Employee stock options               498         831            475        899
                                   -------     -------        -------    -------
Denominator for diluted
  earnings per share---adjusted
  weighted average shares and
  assumed conversions               62,321      64,919         62,581     63,175
                                   =======     =======        =======    =======

Options to purchase 1,996,000 and 1,549,000 shares of common stock at various prices were outstanding during the nine months ended June 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

                       D.R. HORTON, INC. AND SUBSIDIARIES

                                  June 30, 2000

NOTE D - INTEREST

The  Company   capitalizes   interest  during   development  and   construction.
Capitalized interest is charged to cost of sales as the related inventory is delivered to the home buyer. Interest costs are (in thousands):

                                Three months ended           Nine months ended
                                     June 30,                     June 30,
                              ------------------------     ---------------------
                                 2000          1999           2000        1999
                                ------        ------         ------      ------
Capitalized interest,
  beginning of period         $ 55,148      $ 36,486       $ 41,525    $ 35,153
Interest incurred
  -homebuilding                 29,310        22,069         76,382      55,479
Interest expensed:
  Directly-homebuilding         (2,339)       (2,874)        (7,195)     (8,755)
  Amortized to
    cost of sales              (18,631)      (14,593)       (47,224)    (40,789)
                              --------      --------       --------    --------
Capitalized interest,
  end of period               $ 63,488      $ 41,088       $ 63,488    $ 41,088
                              ========      ========       ========    ========

                       D.R. HORTON, INC. AND SUBSIDIARIES

                                  June 30, 2000

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

As of and for the nine months ended June 30, 2000 and 1999, and for the year ended September 30, 1999 (in thousands):

June 30, 2000                                                   Nonguarantor Subsidiaries
  (Unaudited)                        D.R.                        -------------------------       Inter-
                                   Horton,        Guarantor       Financial                     company
                                     Inc.       Subsidiaries      Services        Other       Eliminations       Total
                                 ----------    --------------    -----------    ---------    -------------    ----------
  Total assets.............      $2,326,852      $2,159,217       $116,744       $56,828      ($1,991,717)    $2,667,924
  Total liabilities........       1,418,967       1,726,593         94,831        45,267       (1,525,619)     1,760,039
  Total equity.............         907,885         432,624         21,913        11,561         (466,098)       907,885
  Revenues.................         390,041       2,116,776         34,926        25,277                -      2,567,020
  Gross profit.............          61,317         399,399              -         5,996              509        467,221
  Net income...............         130,033         127,658          5,188           (85)        (132,761)       130,033

June 30, 1999                                                   Nonguarantor Subsidiaries
  (Unaudited)                        D.R.                        -------------------------       Inter-
                                   Horton,        Guarantor       Financial                     company
                                     Inc.       Subsidiaries      Services        Other       Eliminations       Total
                                 ----------    --------------    -----------    ---------    -------------   -----------
  Total assets.............      $1,930,501      $2,026,999       $111,348       $32,459      ($1,862,369)    $2,238,938
  Total liabilities........       1,162,451       1,648,831        101,008        21,161       (1,462,563)     1,470,888
  Total equity.............         768,050         378,168         10,340        11,298         (399,806)       768,050
  Revenues.................         413,096       1,744,087         26,097        19,381                -      2,202,661
  Gross profit.............          59,110         335,409              -         4,154                -        398,673
  Net income...............         110,449          84,067          6,019          (128)         (89,958)       110,449

September 30, 1999                                               Nonguarantor Subsidiaries
                                     D.R.                        -------------------------       Inter-
                                   Horton,        Guarantor       Financial                     company
                                     Inc.       Subsidiaries      Services        Other       Eliminations       Total
                                 ----------    --------------    -----------    ---------    -------------   -----------
  Total assets.............      $1,996,311      $1,865,148       $125,895       $31,302      ($1,656,848)    $2,361,808
  Total liabilities........       1,198,702       1,465,596        108,476        19,663       (1,228,238)     1,564,199
  Total equity.............         797,609         399,552         17,419        11,639         (428,610)       797,609
  Revenues.................         551,696       2,540,077         37,251        27,187                -      3,156,211
  Gross profit.............          95,509         456,302              -         6,069              334        558,214
  Net income...............         159,827         144,575          7,929            78         (152,582)       159,827


                       D.R. HORTON, INC. AND SUBSIDIARIES

                                  June 30, 2000

NOTE E - SUMMARIZED FINANCIAL INFORMATION - Continued

Summarized cash flow information for the non-guarantor financial services subsidiaries is presented below:

                                                              Nine months
                                                                 ended
                                                                June 30,
                                                            2000         1999
                                                         ----------   ----------
                                                              (In thousands)
OPERATING ACTIVITIES
  Net income.........................................      $ 5,188      $ 6,019
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization..................          823          412
      Changes in operating assets and liabilities:
        Decrease/(increase) in other assets..........         (509)         615
        Decrease/(increase) in mortgage loans held
          for sale...................................       13,857      (30,163)
        Increase in accounts payable and
          other liabilities..........................          624        2,017
                                                           -------      -------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES         19,983      (21,100)
                                                           -------      -------
INVESTING ACTIVITIES
  Purchase of property and equipment.................         (667)      (1,239)
                                                           -------      -------
NET CASH USED IN INVESTING ACTIVITIES                         (667)      (1,239)
                                                           -------      -------
FINANCING ACTIVITIES
  Net (repayments of)/proceeds from notes payable....      (22,148)      53,405
  Increase/(decrease) in amounts payable to parent...        5,329      (39,698)
                                                           -------      -------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES..      (16,819)      13,707
                                                           -------      -------
        INCREASE/(DECREASE) IN CASH..................        2,497       (8,632)
Cash at beginning of period..........................        6,360       13,017
                                                           -------      -------
Cash at end of period................................      $ 8,857      $ 4,385
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


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Consolidated revenues for the three months ended June 30, 2000, increased 13.8%, to $959.2 million, from $843.0 million for the comparable period of 1999, primarily due to increases in home sales revenues.

Income before income taxes for the three months ended June 30, 2000, increased 5.8%, to $77.5 million, from $73.3 million for the comparable period of 1999. As a percentage of revenues, income before income taxes for the three months ended June 30, 2000, decreased 0.6%, to 8.1%, from 8.7% for the comparable period of 1999, primarily due to an increase in selling, general and administrative expenses as a percentage of revenues.

The consolidated provision for income taxes increased 1.8%, to $29.5 million for the three months ended June 30, 2000, from $28.9 million for the same period of 1999, due to the corresponding increase in income before income taxes. The effective income tax rate decreased 1.5%, to 38.0%, from 39.5% for the comparable period of 1999, primarily due to changes in the estimated overall effective state income tax rate.

Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999

Consolidated revenues for the nine months ended June 30, 2000, increased 16.5%, to $2,567.0 million, from $2,202.7 million for the comparable period of 1999, primarily due to increases in home sales revenues.

Income before income taxes for the nine months ended June 30, 2000, increased 15.1%, to $209.7 million, from $182.2 million for the comparable period of 1999. As a percentage of revenues, income before income taxes for the nine months ended June 30, 2000, decreased 0.1%, to 8.2%, from 8.3% for the comparable period of 1999, primarily due to an increase in selling, general and administrative expenses as a percentage of revenues.

The consolidated provision for income taxes increased 11.1%, to $79.7 million for the nine months ended June 30, 2000, from $71.7 million for the same period of 1999, primarily due to the corresponding increase in income before income taxes. The effective income tax rate decreased 1.4%, to 38.0%, from 39.4% for the comparable period of 1999, primarily due to changes in the estimated overall effective state income tax rate.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables set forth certain operating and financial data for the Company's homebuilding activities:

                                                             Percentages of Homebuilding Revenues
                                                        Three Months Ended         Nine Months Ended
                                                             June 30,                  June 30,
                                                        2000          1999          2000         1999
Costs and expenses:                                    ------        ------        ------       ------
        Cost of sales........................           81.8%         81.5%         81.5%        81.7%
        Selling, general and administrative
        expense..............................           10.3           9.8          10.4         10.1
        Interest expense.....................            0.2           0.3           0.3          0.4
                                                       ------        ------        ------       ------
Total costs and expenses.....................           92.3          91.6          92.2         92.2
Other (income)...............................           (0.1)           --          (0.1)        (0.1)
                                                       ------        ------        ------       ------
Income before income taxes...................            7.8%          8.4%          7.9%         7.9%
                                                       ======        ======        ======       ======


Homes Closed
                                 Three Months Ended June 30,                                Nine Months Ended June 30,
                                2000                       1999                            2000                     1999
                                ----                       ----                            ----                     ----
                          Homes                       Homes                         Homes                    Homes
                         Closed      Revenues        Closed     Revenues            Closed      Revenues     Closed      Revemues
                        --------     --------       --------    --------           --------     --------    --------     --------
                                     ($'s in millions)                                          ($'s in millions)
 Mid-Atlantic.........      860       $178.5           787       $143.0              2,187     $  436.1       2,126     $  386.4
 Midwest..............      470        108.3           514        102.0              1,424        309.2       1,135        219.5
 Southeast............      767        129.7           675        108.1              2,015        337.1       1,859        296.4
 Southwest............    1,888        288.0         2,088        292.8              5,603        833.3       5,528        756.3
 West.................    1,025        226.3           898        178.7              2,637        577.6       2,323        460.9
                        --------     --------       --------    --------           --------    ---------    --------    ---------
                          5,010       $930.8         4,962       $824.6             13,866     $2,493.3      12,971     $2,119.5
                        ========     ========       ========    ========           ========    =========    ========    =========


New Sales Contracts (net of cancellations)

                                 Three Months Ended June 30,                                Nine Months Ended June 30,
                                2000                       1999                             2000                     1999
                                ----                       ----                             ----                     ----
                          Homes                       Homes                           Homes                    Homes
                           Sold          $            Sold          $                  Sold         $           Sold          $
                        --------    ---------       --------     --------           --------     --------    --------     --------
                                       ($'s in millions)                                           ($'s in millions)
 Mid-Atlantic.........      754     $  159.1            927       $177.4              2,084     $  434.4       2,428     $  459.8
 Midwest..............      476        118.4            564        121.2              1,317        326.4       1,358        278.3
 Southeast............      718        126.5            667        111.9              2,160        369.8       2,025        328.1
 Southwest............    1,998        321.2          2,132        307.8              5,992        937.6       6,066        861.7
 West.................    1,149        276.4            987        208.5              2,827        650.8       2,568        517.6
                        --------    ---------       --------     --------           --------    ---------    --------    ---------
                          5,095     $1,001.6          5,277       $926.8             14,380     $2,719.0      14,445     $2,445.5
                        ========    =========       ========     ========           ========    =========    ========    =========


Sales Backlog

                                                             June 30, 2000            June 30, 1999
                                                             -------------            -------------
                                                           Homes          $          Homes         $
                                                         --------    ---------     --------   ---------
                                                                        ($'s in millions)
    Mid-Atlantic.................................            988      $  241.1       1,234     $  254.3
    Midwest......................................          1,027         264.4       1,094        231.7
    Southeast....................................            981         173.3         899        148.1
    Southwest....................................          3,470         577.3       3,581        529.3
    West.........................................          1,357         326.1       1,459        308.0
                                                         --------     ---------    --------    --------
                                                           7,823      $1,582.2       8,267     $1,471.4
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



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Revenues from homebuilding activities increased 13.6%, to $946.4 million (5,010 homes closed) for the three months ended June 30, 2000, from $833.1 million (4,962 homes closed) for the comparable period of 1999. Revenues from home sales increased in four of the Company's five market regions, with percentage increases ranging from 6.2% in the Midwest region to 26.6% in the West region. Revenues from home sales declined 1.6% in the Southwest region. The increases in both revenues and homes closed were due to strong housing demand throughout the majority of the Company's markets.

The average selling price of homes closed during the three months ended June 30, 2000 was $185,800, up 11.8% from $166,200 for the same period in 1999. The increase in average selling price was due to changes in the mix of homes closed and, with the strong housing demand, the Company's ability to sell more custom features with its homes and to raise prices to cover increased costs.

The value of new net sales contracts increased 8.1%, to $1,001.6 million (5,095 homes) for the three months ended June 30, 2000, from $926.8 million (5,277 homes)  for the same  period  of 1999.  The  value  of new net  sales  contracts increased in three of the Company's five market regions, with percentage increases ranging from 4.4% in the Southwest to 32.5% in the West. The value of new net sales contracts declined 2.3% and 10.3% in the Midwest and Mid-Atlantic regions, respectively. The average price of a new net sales contract in the three months ended June 30, 2000 was $196,600, up 12.0% over the $175,600 average in the three months ended June 30, 1999. The increase in average selling price was due to changes in the mix of homes sold and, with the strong housing demand, the Company's ability to sell more custom features with its homes and to raise prices to cover increased costs.

At June 30, 2000, the Company's backlog of sales contracts was $1,582.2 million (7,823 homes), up 7.5% from $1,471.4 million (8,267 homes) at June 30, 1999. The average sales price of homes in sales backlog was $202,300 at June 30, 2000, up 13.7% from the $178,000 average at June 30, 1999. The average sales price of homes in backlog typically is higher than the sales price of closed homes because it takes longer to construct more expensive homes.

Cost of sales increased by 14.0%, to $773.9 million for the three months ended June 30, 2000, from $678.8 million for the comparable quarter of 1999. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues was down 0.2%, to 81.2% for the three months ended June 30, 2000, from 81.4% for the comparable period of 1999, primarily due to the change in the mix of homes sold and the higher margins obtained from selling more custom features. Cost of land/lot sales increased to 117.6% of land/lot sales revenues for the three months ended June 30, 2000, from 88.2% for the comparable period of 1999, primarily due to the Company's decision in the current quarter to reduce the carrying amount of two parcels of developed land to their net realizable value. Total homebuilding cost of sales was 81.8% of total homebuilding revenues, up 0.3% from 81.5% for the comparable period of 1999, primarily due to the increase in land/lot cost of sales as a percentage of revenues.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 18.9%, to $97.2 million in the three months ended June 30, 2000, from $81.8 million in the comparable period of 1999. As a percentage of revenues, SG&A expenses increased to 10.3% for the three months ended June 30, 2000, from 9.8% for the comparable period of 1999. The increase in SG&A expenses as a percentage of revenue is primarily due to higher costs incurred in order to ensure that the Company is properly positioned for its peak home-closing season, which normally occurs during the fourth quarter of the fiscal year.

Interest expense associated with homebuilding activities decreased to $2.3 million in the three months ended June 30, 2000, from $2.9 million in the comparable period of 1999. As a percentage of homebuilding revenues, homebuilding interest expense decreased to 0.2% for the three months ended June 30, 2000, from 0.3% in the comparable period of 1999. In anticipation of summer closings, the Company increased its inventory during the three months ended June 30, 2000. As a result, inventory under construction or development grew at a more rapid pace than interest-bearing debt. Therefore, compared to 1999, a larger proportion of total interest incurred was capitalized to inventory in the third quarter of fiscal 2000. The Company follows a policy of capitalizing interest only on inventory under construction or development. During both periods, the Company expensed the portion of incurred interest and other financing costs which could not be charged to inventory. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999

Revenues from homebuilding activities increased 16.3%, to $2,532.1 million (13,866 homes closed) for the nine months ended June 30, 2000, from $2,176.6 million (12,971 homes closed) for the comparable period of 1999. Revenues from home sales increased in all of the Company's market regions, with percentage increases ranging from 10.2% in the Southwest region to 40.9% in the Midwest region. The increases in both revenues and homes closed were due to strong housing demand and the increases attributable to the acquisition of Cambridge Homes in January 1999. In markets where the Company operated throughout both nine-month periods, home sales revenues increased by 14.5%, to $2,423.8 million, and the number of homes closed increased 4.6%, to 13,548 homes.

The average selling price of homes closed during the nine months ended June 30, 2000 was $179,800, up 10.0% from $163,400 for the same period of 1999. The increase in average selling price was due to changes in the mix of homes closed and, with the strong housing demand, the Company's ability to sell more custom features with its homes and to raise prices to cover increased costs.

The value of new net sales contracts increased 11.2%, to $2,719.0 million (14,380 homes) for the nine months ended June 30, 2000, from $2,445.5 million (14,445 homes) for the same period of 1999. The value of new net sales contracts increased in four of the Company's five market regions, with percentage increases ranging from 8.8% in the Southwest to 25.7% in the West. The value of new net sales contracts declined 5.5% in the Mid-Atlantic region. The overall increase in the value of new net sales contracts was due in part to sales achieved by Cambridge Homes, acquired in January 1999. In markets where the Company operated throughout both nine-month periods, the value of new net sales contracts increased 8.6%, to $2,650.3 million, and the number of new net sales contracts decreased 2.0%, to 14,133 homes. The average price of a new net sales contract in the nine months ended June 30, 2000 was $189,100, up 11.7% over the $169,300 average in the nine months ended June 30, 1999. The increase in average selling price was due to changes in the mix of homes closed and, with the strong housing demand, the Company's ability to sell more custom features with its homes and to raise prices to cover increased costs.

Cost of sales increased by 16.1%, to $2,064.9 million for the nine months ended June 30, 2000, from $1,777.9 million for the comparable period of 1999. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues was down 0.1%, to 81.4% for the nine months ended June 30, 2000, from 81.5% for the comparable period of 1999. Cost of land/lot sales increased to 94.2% of land/lot sales revenues for the nine months ended June 30, 2000, from 88.4% for the comparable period of 1999, primarily due to the Company's decision in the current quarter to reduce the carrying amount of two parcels of developed land to their net realizable value. Total homebuilding cost of sales was 81.5% of total homebuilding revenue, down 0.2% from 81.7% for the comparable period of 1999.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 19.5%, to $262.1 million in the nine months ended June 30, 2000, from $219.3 million in the comparable period of 1999. As a percentage of revenues, SG&A expenses increased to 10.4% for the nine months ended June 30, 2000, from 10.1% for the comparable period of 1999. The increase in SG&A expenses as a percentage of revenue is primarily due to higher costs incurred in order to ensure that the Company is properly positioned for its peak home-closing season, which normally occurs during the fourth quarter of the fiscal year.

Interest expense associated with homebuilding activities decreased to $7.2 million in the nine months ended June 30, 2000, from $8.8 million in the comparable period of 1999. As a percentage of homebuilding revenues, homebuilding interest expense decreased to 0.3% for the nine months ended June 30, 2000, from 0.4% for the comparable period of 1999. In anticipation of summer closings, the Company increased its inventory during the second and third quarter. As a result, inventory under construction or development grew at a more rapid pace than interest-bearing debt. Therefore, in the nine months ended June 30, 2000, a larger proportion of total interest incurred was capitalized to inventory than in the comparable periods of fiscal 1999. The Company follows a policy of capitalizing interest only on inventory under construction or development. During both periods, the Company expensed the portion of incurred interest and other financing costs which could not be charged to inventory. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FINANCIAL SERVICES

The following table summarizes financial and other information for the Company's financial services operations:

                                    Three months ended        Nine months ended
                                          June 30,                 June 30,
                                   ---------------------------------------------
                                      2000        1999         2000        1999
                                      ----        ----         ----        ----
                                                 ($'s in thousands)
Number of loans originated.......    2,236       2,196        6,009       5,864
                                    ------      ------      -------      -------

Loan origination fees............   $2,650      $2,442       $6,995      $6,214
Sale of servicing rights and
 gains from sale of  mortgages...    5,428       4,435       14,695      12,399
Other revenues...................    1,142       1,205        3,344       2,928
                                    ------      ------      -------      -------
Total mortgage banking revenues..    9,220       8,082       25,034      21,541

Title policy premiums, net.......    3,580       1,732        9,892       4,556
                                    ------      ------      -------      -------

Total  revenues..................   12,800       9,814       34,926      26,097

General and administrative
 expenses........................    9,155       6,386       25,152      16,589
Interest expense.................    1,485       1,403        4,191       2,815
Interest/other (income)..........   (1,700)     (1,509)      (4,723)     (3,148)
                                    ------      ------      -------      -------
Income before income taxes.......   $3,860      $3,534      $10,306      $9,841
                                    ======      ======      =======      =======


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Revenues from the financial services segment increased 30.4%, to $12.8 million in the three months ended June 30, 2000, from $9.8 million in the comparable period of 1999. The increase in financial services revenues was due to the rapid expansion of the Company's mortgage loan and title services provided to customers of the Company's homebuilding segment. These activities are being expanded to additional markets served by the homebuilding segment. SG&A expenses associated with financial services increased 43.4%, to $9.2 million in the three months ended June 30, 2000, from $6.4 million in the comparable period of 1999. As a percentage of financial services revenues, SG&A expenses increased by 6.4%, to 71.5% in the three months ended June 30, 2000, from 65.1% in the comparable period in 1999, due primarily to 2000 startup expenses in new markets with limited revenues.

Nine months Ended June 30, 2000 Compared to Nine months Ended June 30, 1999

Revenues from the financial services segment increased 33.8%, to $34.9 million in the nine months ended June 30, 2000, from $26.1 million in the comparable period of 1999. The increase in financial services revenues was due to the rapid expansion of the Company's mortgage loan and title services provided to customers of the Company's homebuilding segment. These activities are being expanded to additional markets served by the homebuilding segment. SG&A expenses associated with financial services increased 51.6%, to $25.2 million in the nine months ended June 30, 2000, from $16.6 million in the comparable period of 1999. As a percentage of financial services revenues, SG&A expenses increased by 8.4%, to 72.0% in the nine months ended June 30, 1999, from 63.6% in the comparable period in 1999, due primarily to 2000 startup expenses in new markets with limited revenues.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had available cash and cash equivalents of $79.1 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land) at June 30, 2000, had increased by $316.4 million since September 30, 1999, due to a general increase in business activity and the expansion of operations in the Company's market areas. The inventory increase was financed largely by issuing $200 million in senior notes, borrowing an additional $20 million under the revolving credit facility and by retaining earnings. As a result, the Company's ratio of homebuilding notes payable to total capital at June 30, 2000, increased 1.3% to 59.0%, from 57.7% at September 30, 1999. The stockholders' equity to total assets ratio increased 0.2%, to 34.0% at June 30, 2000, from 33.8% at September 30, 1999.

The Company has an $825 million, unsecured revolving credit facility, consisting of a $775 million four-year revolving loan and a $50 million four-year letter of credit facility that matures in 2002. Additionally, the Company has another $25 million standby letter of credit agreement and a $13.5 million non-renewable letter of credit facility acquired with the Cambridge acquisition. At June 30, 2000, the Company had outstanding homebuilding debt of $1,306.8 million, of which $415 million represented advances under the revolving credit facility. Under the debt covenants associated with the revolving credit facility, at June 30, 2000, the Company had additional homebuilding borrowing capacity of $360 million. The Company has entered into multi-year interest rate swap agreements, aggregating $200 million, that fix the interest rate on a portion of the variable rate revolving credit facility. An additional interest rate swap agreement, with a notional amount of $148.5 million, was entered into in December 1999. This agreement has the effect of converting part of the Company's fixed rate debt to a variable rate, which is currently less than the related fixed rate, and helps re-establish the Company's balance of fixed and variable rate debt at historical levels.

During March and June 2000, under an existing shelf registration statement, the Company issued $200 million aggregate principal amount of 10 1/2% Senior Notes, due 2005. The proceeds of the notes were used to repay outstanding debt under our revolving credit facility and for general corporate purposes. The Company has $400 million remaining on its currently effective universal shelf registration statement, which facilitates access to the capital markets.

At June 30, 2000, the financial services segment has mortgage loans held for sale of $99.9 million and loan commitments for $110.1 million at fixed rates. The Company hedges the interest rate market risk on these mortgage loans held for sale and loan commitments through the use of best-efforts whole loan delivery commitments, mandatory forward commitments to sell mortgage-backed securities and the purchase of options on financial instruments.

The financial services segment has a $175 million, one-year bank warehouse facility that is secured by mortgage loans held for sale. The warehouse facility is not guaranteed by the parent company. As of June 30, 2000, $82.2 million had been drawn under this facility. In the future, it is anticipated that all mortgage company activities will be financed under the warehouse facility.

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

During the nine months ended June 30, 2000, the Company's Board of Directors declared one quarterly cash dividend of $0.03 per common share and two quarterly cash dividends of $0.04 per common share, the last of which was paid on May 22, 2000.

In November 1998, the Company's Board of Directors approved stock and debt repurchase programs for up to $100 million each. These programs are intended to allow the Company to repurchase securities at attractive prices should favorable market conditions occur. During the nine months ended June 30, 2000, the Company repurchased in the open market $14.5 million of its common stock, or 1,104,900 shares at an average cost of $13.16.

In July 1999, the Company formed GP-Encore, Inc. and Encore II, Inc., which have since entered into three separate limited partnership agreements with the purpose of investing in start-up and emerging growth companies whose technology and business plans will permit the Company to leverage its size, expertise and customer base in the homebuilding industry. The Company has agreed to invest up to $125 million through these limited partnerships over the next four years. These investments will be concentrated primarily in e-commerce businesses that serve the homebuilding, real estate and financial services industries, as well as in strategic opportunities that allow for diversification of the Company's operations. As of June 30, 2000, the Company had made such investments totaling $18.6 million, which are reported in homebuilding other assets.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for ordinary expenditures for the construction of homes, the acquisition of land and lots for development and sale of homes, at June 30, 2000, the Company had no material commitments for capital expenditures.

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

The following table shows, as of June 30, 2000, the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table shows the notional amounts and weighted average interest rates of the Company's interest rate swaps.


                          Three Months
                             Ended
                            Sept. 30,                                Year ended September 30,
                           ----------    --------------------------------------------------------------------------------
                                                                        ($ in millions)
                                                                                                                 FMV @
                              2000        2001       2002       2003       2004     Thereafter      Total       6/30/00
                             -----       -----      -----      -----      -----     ----------     --------    ---------

Debt:

  Fixed rate..............    $4.2        $2.7       $4.8         $0     $149.6       $730.5        $891.8       $833.3

  Average interest rate...   8.63%       8.00%      7.15%        ---      8.45%        9.13%         9.00%          ---

  Variable rate...........   $82.2          $0     $415.0         $0         $0           $0        $497.2       $497.2

  Average interest rate...   7.65%         ---      7.53%        ---        ---          ---         7.55%          ---

Interest Rate Swaps:

  Variable to fixed.......  $200.0      $200.0     $200.0     $200.0     $200.0       $200.0           ---         $4.2

  Average pay rate........   5.10%       5.10%      5.10%      5.10%      5.10%        5.08%           ---          ---

  Average receive rate....  90-day LIBOR

  Fixed to variable.......  $148.5      $148.5     $148.5     $148.5     $148.5       $148.5           ---        ($1.9)

  Average pay rate........  8.745%         *       -----------90-day LIBOR + 2.745%----------          ---          ---

  Average receive rate....  10.00%      10.00%     10.00%     10.00%     10.00%       10.00%           ---          ---


  * - 8.745% until April 15, 2001; 90-day LIBOR + 2.745% thereafter.


PART II.   OTHER INFORMATION

ITEM 2.    Changes in Securities.

      On June 8, 2000, the Company issued $50 million principal amount of its 10 1/2 % Senior Notes, due 2005 (the "Notes"). The $50 million principal amount of Notes are in the same series as, and are in addition to, the $150 million principal amount of Notes issued March 21, 2000 (the "Existing Notes") pursuant to the Eighth Supplemental Indenture, dated as of March 21, 2000. Prior to the offering of the $50 million principal amount of Notes, the Company obtained the consents of holders of the Existing Notes to amend the Eighth Supplemental Indenture to increase the aggregate principal amount of the Notes that may be issued thereunder from $150 million to $200 million. The Company also executed a Tenth Supplemental Indenture, dated as of June 5, 2000, which amended the Eighth Supplement Indenture to permit issuance of the additional Notes. Each of the supplemental indentures is among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee. The Eighth Supplemental Indenture, and the Indenture to which it relates (dated June 9, 1997, as supplemented), impose limitations on the ability of the Company and its subsidiaries guaranteeing the Notes to, among other things, incur indebtedness, make "Restricted Payments" (as defined, which includes payments of dividends or other distributions on the Common Stock of the Company), effect certain "Asset Dispositions" (as defined), enter into certain transactions with affiliates, merge or consolidate with any person, or transfer all or substantially all of their properties and assets. These limitations are substantially similar to the limitations already existing with respect to the Company's 8% Senior Notes, due 2009, and related Indenture and Supplemental Indenture. Other information concerning the offering and issuance of the Notes has previously been reported in, and is described in, the Company's Registration Statement on Form S-3 (Registration Number 333-76175) dated April 13, 1999, the Company's Prospectus Supplement, dated June 5, 2000 and filed with the Securities Exchange Commission (the "Commission") on June 6, 2000 pursuant to Rule 424(b), and the Company's current report on Form 8-K, dated June 6, 2000 and filed with the Commission on June 6, 2000, each of which is incorporated herein by reference.

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

           4.2 Eighth Supplemental Indenture, dated as of March 21, 2000, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 10 1/2% Senior Notes due 2005, is incorporated herein by reference from Exhibit 4.1 to the Company's Form 8-K, filed with the Commission on March 17, 2000.

           4.3 Tenth Supplemental Indenture, dated as of June 5, 2000, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 10 1/2% Senior Notes due 2005, including the form of the Company's 10 1/2% Senior Notes due 2005, is incorporated herein by reference from Exhibit 4.1 to the Company's Form 8-K, filed with the Commission on June 6, 2000.

           4.4 Solicitation Agent Agreement, dated May 27, 2000, between the Company and Morgan Stanley & Co. Incorporated, is filed herewith.

      (b)  Reports on Form 8-K.

                 On June 6, 2000, the Company filed a Current Report on Form 8-K (Items 5 and 7), which filed an underwriting agreement, a supplemental indenture and a statement of computation of ratio of earnings to fixed changes, all relating to the offering and issuance of $50 million additional principal amount of the Company's 10 1/2% Senior Notes, due 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                D.R. HORTON, INC.


Date: August 11, 2000           By:  /s/ Samuel R. Fuller
                                -----------------------
                                Samuel R. Fuller, on behalf of D.R. Horton, Inc.
                                and as Executive Vice President, Treasurer and
                                Chief Financial Officer (Principal Financial and
                                Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION

4.4 Solicitation Agent Agreement, dated May 27, 2000, between the Company and Morgan Stanley & Co. Incorporated, is filed herewith.