Form 10-K
period 2000-09-30
HORTON D R INC /DE/
filed 2000-12-13
CIK 882184

                            LETTER TO STOCKHOLDERS

Dear Fellow Stockholders:

   Fiscal 2000 marks our Company's 23rd consecutive year of growth in revenues and increased profitability. In 2000, we again achieved quarterly and fiscal year records in new sales orders, sales backlog, revenues, homes delivered, net income and earnings per share.

   Key financial and operating accomplishments for 2000 include:

  . Record new sales contracts signed of $3,676.4 million (19,223 homes), a 13% increase over our 1999 record of $3,266.2 million (18,911 homes);

  . New sales orders in the third quarter of $1,001.6 million, the first time in Company history that quarterly sales exceeded the $1 billion mark;

  . Record revenues of $3,653.7 million (19,144 homes delivered), a 16% increase over our 1999 record of $3,156.2 million (18,395 homes delivered);

  . Record net income of $191.7 million, a 20% increase over our fiscal 1999 record of $159.8 million;

  . Record earnings per share of $2.81, a 23% increase over our 1999 record of $2.29;

  . Record year-end sales backlog of $1,536.9 million (7,388 homes), up 13% over our 1999 record of $1,356.5 million (7,309 homes);

  . Homebuilding debt to total capitalization ratio of 56.2% at the end of fiscal 2000, down from 57.7% at the end of 1999, and at its lowest year-end level in the past five years;

  . Record stockholders' equity of $969.6 million, up 22% from the 1999 level of $797.6 million;

  . Return on beginning stockholders' equity of 24% and on average stockholders' equity of 22%; and

  . Our third consecutive year of generating more than $1,000,000 in revenues per employee.

   Although the housing market in fiscal 2000 was aided by the continuation of the longest economic expansion in U.S. history, housing demand was adversely affected in the first seven months of our fiscal year by credit tightening by the Federal Reserve and the resulting increase in rates on mortgage loans. Since April 2000, though, long-term fixed-rate mortgage rates have eased considerably and housing demand appears as strong as ever. More importantly, D.R. Horton's financial and operating strategies have allowed us to differentiate our Company from others in the industry. Those strategies continued to be successful in fiscal 2000, resulting in our 23rd consecutive year of record results, a track record unmatched by any other company in the industry.

   The Company's strategic focus in fiscal 2000 was to grow its homebuilding operations primarily in existing markets. We achieved this by taking advantage of our proven ability to operate profitably as both a production and a custom builder in any given market. This strategy permitted us to capture greater market share in our more rapidly growing markets.

   The Company's financial services division generated operating income in fiscal 2000 of more than $767 per home delivered, up 8% from the 1999 amount of $712. We expanded the operations of both our mortgage and title operations to serve a larger share of our homebuyers and to provide to them a more streamlined, enjoyable homebuying experience.

   In March 2000, we announced the formation of Encore Venture Partners II. Through that entity, along with Encore Venture Partners I, formed in July 1999, we invest in technology and emerging growth companies that have the potential to become market leaders. Several of the Encore investments are in businesses that allow us to leverage our homebuilding expertise and national presence to better serve our homebuyers and to become more efficient managers of our homebuilding supply chain. We intend to benefit in at least two ways from our venture capital activities. First, as an equity owner we will share the economic success of the investee businesses. Second, as a homebuilder we will enjoy the enhanced revenues and reduced costs associated with using technology to improve our homebuilding business practices.

   Although we are extremely pleased with our financial and operating performance this year, we continue to be disappointed with the performance of our stock, the price of which does not adequately reflect our growth and profitability records. Although at the end of fiscal 2000, the stock price was up 45% over 1999, the ratio of price to trailing earnings per share amounted to only 6.7. With compound annual growth rates in revenue and pre-tax earnings since 1995 of 33% and 40%, respectively, growth rates that should be the envy of many "growth" companies with much higher price-to-earnings multiples, we continue to believe that our stock is significantly under-valued. In the early part of fiscal 2000, we repurchased $14.5 million of our stock under the Board-approved $100 million stock repurchase plan, bringing the total repurchased to $36.9 million. Additionally, to improve the liquidity of our outstanding shares, in September 2000 we declared and paid a 9% stock dividend. Finally, the quarterly cash dividend, at $0.04 per share, represented a 33% increase over the $0.03 per share amount paid in fiscal 1999.

   As we enter the second year of the new millennium, our Company is extremely well-positioned to take advantage of its leadership role in the homebuilding industry. In fiscal 2000, our stockholders' equity increased 22%, to $969.6 million, and our homebuilding debt to total capitalization ratio decreased by 150 basis points, from 57.7% at September 30, 1999, to 56.2% at the end of fiscal 2000. Our solid balance sheet, consistent financial performance, risk averse operating strategies and reduced leverage will keep improving our standing in the capital markets. To support planned future growth, we issued $200 million of 10 1/2% senior unsecured notes in March 2000; and $150 million of 9 3/4% senior subordinated unsecured notes in September 2000. The senior notes are due in 2005 and the senior subordinated notes in 2010. We continue to have in place an unsecured $775 million revolving credit facility for our homebuilding operations, and a $175 million mortgage loan warehouse facility for our financial services operations.

   With our sales backlog at a record year-end level and our business model fully intact, we feel that we are well-positioned to thrive in an industry that offers many opportunities for long-term growth. Our history clearly demonstrates our ability to grow through cycles and shows that we are the most interest rate and recession proof homebuilder in the United States. We thank all D.R. Horton stockholders for supporting the building of a company with a solid foundation and an exciting future. In addition, we thank our dedicated employees, suppliers and subcontractors. They are the backbone of this organization and provide us the ability to react quickly and make sound decisions. We look forward to a highly successful fiscal 2001 and anticipate that D.R. Horton will enjoy its 24th consecutive year of growth and profitability.

                                          /s/ Donald R. Horton
                                          Donald R. Horton
                                          Chairman of the Board

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended September 30, 2000

                                      OR

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Transition period from  to

                          Commission File No. 1-14122
                               D.R. HORTON, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              75-2386963
    (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)

    1901 Ascension Blvd., Suite 100                     76006
           Arlington, Texas                          (Zip Code)
    (Address of principal executive
               offices)

Registrant's telephone number, including area code 817/856-8200

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
          Title of each Class                     which registered
               ---------                             -------------

Common Stock, par value $.01 per share       The New York Stock Exchange
     8 3/8% Senior Notes due 2004            The New York Stock Exchange
      10 % Senior Notes due 2006             The New York Stock Exchange
       8 % Senior Notes due 2009             The New York Stock Exchange
     10 1/2% Senior Notes due 2005           The New York Stock Exchange
 9 3/4% Senior Subordinated Notes due        The New York Stock Exchange
                 2010
          Securities registered pursuant to Section 12(g) of the Act:
                                     None
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K    .

   As of December 5, 2000, there were 67,505,329 shares of Common Stock, par value $.01 per share, issued and outstanding, and the aggregate market value of these shares held by non-affiliates of the registrant was approximately $1,076,902,000. Solely for purposes of this calculation, all directors and executive officers were excluded as affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 25, 2001, are incorporated herein by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

   D.R. Horton, Inc. (the "Company") is a national homebuilder. As such, we construct and sell single-family homes in metropolitan areas of the Mid-Atlantic, Midwest, Southeast, Southwest and West regions of the United States. We offer high quality homes, designed principally for first-time and move-up home buyers. Our homes generally range in size from 1,000 to 5,000 square feet and range in price from $60,000 to $800,000. For the year ended September 30, 2000, we closed 19,144 homes with an average sales price approximating $182,600.

   On April 20, 1998, we acquired Continental Homes Holding Corp. ("Continental"), a geographically diversified homebuilder, through the merger of Continental into the Company (the "Merger"). In the Merger, the Company issued approximately 15.5 million shares of its common stock, and Continental's outstanding convertible securities and options became convertible into and exercisable for an additional 8.2 million shares. The Merger was accounted for as a pooling of interests. Accordingly, all information for prior periods has been restated to show the combined results of the Company and Continental.

   We are one of the largest and most geographically diversified homebuilders in the United States, with operating divisions in 23 states and 39 markets as of September 30, 2000. The markets we operate in include: Albuquerque, Atlanta, Austin, Birmingham, Charleston, Charlotte, Chicago, Cincinnati, Columbia, Dallas/Fort Worth, Denver, Greensboro, Greenville, Hilton Head, Houston, Jacksonville, Killeen, Las Vegas, Los Angeles, Louisville, Minneapolis/St. Paul, Myrtle Beach, Nashville, New Jersey, Newport News, Orlando, Phoenix, Portland, Raleigh/Durham, Richmond, Sacramento, Salt Lake City, San Antonio, San Diego, St. Louis, South Florida, Tucson, suburban Washington, D.C. and Wilmington.

   We build homes under the following names: D.R. Horton, Arappco, Cambridge, Continental, Dobson, Mareli, Milburn, Regency, SGS, Torrey and Trimark.

   Our financial reporting segments consist of homebuilding and financial services. Our homebuilding operations comprise the most substantial part of our business, with approximately 99% of consolidated revenues in fiscal 1998, 1999 and 2000. The homebuilding operations segment generates the majority of its revenues from the sale of completed homes with a lesser amount from the sale of land and lots. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services. Financial information, including revenue, pre-tax income and identifiable assets of both of our reporting segments are included in the consolidated financial statements.

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

Operating Strategy

   We believe that the following operating strategies have enabled us to achieve consistent growth and profitability:

 Geographic Diversity

   From 1978 to late 1987, excluding Continental Homes' locations, our homebuilding activities were conducted in the Dallas/Fort Worth area. We then instituted a policy of diversifying geographically, entering the following markets, both through startup operations and acquisitions, in the years shown:

   Years Entered    Markets
   -------------    -------
   1987............ Phoenix
   1988............ Atlanta, Orlando
   1989............ Charlotte
   1990............ Houston
   1991............ Suburban Washington, D.C.
   1992............ Chicago, Cincinnati, Raleigh/Durham, South Florida
   1993............ Austin, Los Angeles, Salt Lake City, San Diego
   1994............ Minneapolis/St. Paul, Las Vegas, San Antonio
   1995............ Birmingham, Denver, Greensboro, St. Louis
   1996............ Albuquerque
   1997............ Greenville, Nashville, New Jersey, Tucson
   1998............ Charleston, Hilton Head, Jacksonville, Killeen, Louisville,
                    Myrtle Beach, Newport News, Portland, Richmond, Sacramento,
                    Wilmington
   1999............ Columbia

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

 Acquisitions

   As an integral component of our operational strategy of continued expansion, we continually evaluate opportunities for strategic acquisitions. We believe that expanding our operations through the acquisition of existing homebuilding companies affords us several benefits not found in start-up operations. Such benefits include:

  .  Established land positions and inventories;

  . Existing relationships with land owners, developers, subcontractors and suppliers;

  .  Brand name recognition; and

  .  Proven product acceptance by home buyers in the market.

   In evaluating potential acquisition candidates, we seek homebuilding companies that have an excellent reputation, a track record of profitability and a strong management team with an entrepreneurial orientation. We limit the risks associated with acquiring a going concern by conducting extensive operational, financial and legal due diligence on each acquisition and by only acquiring homebuilding companies that we believe will have an immediate positive impact on our earnings. During the last seven fiscal years, we have made 14 acquisitions. We will continue to evaluate potential future acquisition opportunities that satisfy our acquisition criteria in both existing and new markets.

 Decentralized Operations

   We decentralize our homebuilding activities to give more operating flexibility to our local division presidents. We have 46 separate operating divisions, some of which are in the same market area. Generally, each operating division consists of a division president, an office manager and staff, a sales manager and sales personnel, and a construction manager and construction superintendents. We believe that division presidents, who are intimately familiar with local conditions, make better decisions regarding local operations. Our division presidents receive performance bonuses based upon achieving targeted operating levels in their operating divisions.

 Operating Division Responsibilities

   Each operating division is responsible for:

  .  Site selection, which involves

    -- A feasibility study;

    -- Soil and environmental reviews;

    -- Review of existing zoning and other governmental requirements; and

    -- Review of the need for and extent of offsite work required to meet local building codes.

  .  Negotiating lot option or similar contracts;

  .  Overseeing land development;

  .  Planning its homebuilding schedule;

  .  Selecting building plans and architectural schemes;

  .  Obtaining all necessary building approvals; and

  .  Developing a marketing plan.

 Corporate Office Controls

   The corporate office controls key risk elements through centralized:

  .  Financing;

  .  Cash management;

  .  Risk management;

  .  Accounting and management reporting;

  .  Payment of subcontractors' invoices;

  .  Administration of payroll and employee benefits;

  .  Final approval of land and lot acquisitions;

  .  Capital allocation; and

  .  Oversight of inventory levels.

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

   We control construction costs through the efficient design of our homes and by obtaining favorable pricing from certain subcontractors and national vendors based on the high volume of services and products they provide us. We also control construction costs by monitoring expenses on each house through our purchase order system. We control capital and overhead costs by monitoring our inventory levels through our management information systems.

Markets

   We conduct homebuilding activities in five geographic regions, consisting of:

   Geographic Region        Markets
   -----------------        -------
   Mid-Atlantic............ Charleston, Charlotte, Columbia, Greensboro, Greenville,
                            Hilton Head, Myrtle Beach, New Jersey, Newport News,
                            Raleigh/Durham, Richmond, Suburban Washington, D.C.,
                            Wilmington
   Midwest................. Chicago, Cincinnati, Louisville, Minneapolis/St. Paul,
                            St. Louis
   Southeast............... Atlanta, Birmingham, Jacksonville, Nashville, Orlando,
                            South Florida
   Southwest............... Albuquerque, Austin, Dallas/Fort Worth, Houston, Killeen,
                            Phoenix, San Antonio, Tucson
   West.................... Denver, Las Vegas, Los Angeles, Portland, Sacramento,
                            Salt Lake City, San Diego

   When entering new markets or conducting operations in existing markets, among the things we consider are:

  .  Regional economic conditions;

  .  Job growth;

  .  Land availability;

  .  Local land development process;

  .  Consumer tastes;

  .  Competition; and

  .  Secondary home sales activity.

   Our homebuilding revenues by geographic region are:

                                                       Year Ended September 30,
                                                      --------------------------
                                                        1998     1999     2000
                                                      -------- -------- --------
                                                            (In millions)
   Mid-Atlantic.....................................  $  372.2 $  540.6 $  614.5
   Midwest..........................................     130.4    347.1    451.0
   Southeast........................................     384.5    429.6    491.5
   Southwest........................................     789.6  1,068.0  1,176.7
   West.............................................     478.3    733.7    870.5
                                                      -------- -------- --------
    Total...........................................  $2,155.0 $3,119.0 $3,604.2
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

   We also use lot option contracts, in which we purchase the right, but not the obligation, to buy building lots at predetermined prices on a takedown schedule commensurate with anticipated home closings. Lot option contracts generally are on a nonrecourse basis, thereby limiting our financial exposure to earnest money deposits given to property sellers. This enables us to control significant lot positions with a minimal capital investment and substantially reduces the risks associated with land ownership and development. At September 30, 2000, about 43% of our total lot position of 84,377 lots was under option contracts.

   A summary of our land/lot position at September 30, 2000 is:

   Finished lots we own.................................................  10,228
   Lots under development we own........................................  37,599
                                                                          ------
   Total lots owned.....................................................  47,827
   Lots available under lot option and similar contracts................  36,550
                                                                          ------
   Total land/lot positions.............................................  84,377
                                                                          ======

   We limit our exposure to real estate inventory risks by:

  . Generally commencing construction of homes under contract only after receipt of a satisfactory down payment and, where applicable, the buyer's receipt of mortgage approval;

  . Limiting the number of speculative homes (homes started without an executed sales contract) built in each subdivision;

  . Closely monitoring local market and demographic trends, housing preferences and related economic developments, such as new job opportunities, local growth initiatives and personal income trends;

  .  Utilizing lot option contracts, where possible; and

  .  Limiting the size of acquired land parcels to smaller tracts of land.

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

Marketing and Sales

   We market and sell our homes through commissioned employees and independent real estate brokers. We typically conduct home sales from sales offices located in furnished model homes in each subdivision. At September 30, 2000, we owned 751 model homes, which we generally do not offer for sale until the completion of a subdivision. Our sales personnel assist prospective home buyers by providing them with floor plans, price information, tours of model homes and the selection of options and other custom features. We train and inform our sales personnel as to the availability of financing, construction schedules, and marketing and advertising plans.

   In addition to using model homes, we typically build a limited number of speculative homes in each subdivision to enhance our marketing and sales activities. Construction of these speculative homes also is necessary to satisfy the requirements of relocated personnel and independent brokers, who often represent home buyers requiring a completed home within 60 days. We sell a majority of these speculative homes while they are under construction or immediately following completion. The number of speculative homes is influenced by local market factors, such as new employment opportunities, significant job relocations, growing housing demand and the length of time we have built in the market. Depending upon the seasonality of each market, we attempt to limit our speculative homes in each subdivision. At September 30, 2000, we averaged less than 5 speculative homes, in various stages of construction, in each subdivision.

   We advertise on a limited basis in newspapers and in real estate broker, mortgage company and utility publications, brochures, newsletters and on billboards. In addition, we use our Internet web site to market the location, price range, and availability of our homes. To minimize advertising costs, we attempt to operate in subdivisions in conspicuous locations that permit us to take advantage of local traffic patterns. We also believe that model homes play a significant role in our marketing efforts. Consequently, we expend significant effort in creating an attractive atmosphere in our model homes.

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

Customer Financing

   We provide mortgage financing services principally to purchasers of homes we build and sell. CH Mortgage, a wholly-owned subsidiary, provides mortgage banking services in Arizona, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Nevada, New Mexico, North and South Carolina, Oregon and Texas. D.R. Horton Mortgage Company, Ltd., a joint venture formed in 1998 with a third party, presently provides services in California. On a combined basis, our mortgage banking entities provided mortgage financing services for about 51% of the homes closed during the year ended September 30, 2000 in the markets served. We anticipate expanding these mortgage activities to other markets in which we conduct homebuilding operations.

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

Title Services

   Through our subsidiaries, Century Title, Custom Title, DRH Title Company of Texas, Ltd., DRH Title Company of Florida, Inc., DRH Title Company of Minnesota, Inc., Metro Title Company and Travis County Title Company, we serve as a title insurance agent by providing title insurance policies and closing services to purchasers of homes we build in the Dallas/Fort Worth, Austin, Orlando, Minneapolis, Phoenix, San Antonio, South Florida and suburban Washington, D.C. markets. We assume no underwriting risk associated with these title policies.

Employees

   At September 30, 2000, we employed 3,631 persons, of whom 970 were sales and marketing personnel, 1,100 were executive, administrative and clerical personnel, 1,104 were involved in construction, and 457 worked in mortgage and title operations. Fewer than 20 of our employees are covered by collective bargaining agreements. Some of the subcontractors which we use are represented by labor unions or are subject to collective bargaining agreements. We believe that our relations with our employees and subcontractors are good.

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

ITEM 2. PROPERTIES

   We own a 52,000 square foot office complex, consisting of three single-story buildings of steel and brick construction, located in Arlington, Texas, that serves as the principal executive offices and houses two of the Dallas/Fort Worth divisions. We also lease approximately 333,072 square feet of space for our operating divisions under leases expiring between November 2000 and June 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   Our common stock (the "Common Stock") is listed on the New York Stock Exchange under the symbol "DHI". The following table shows the high and low sales prices for the Common Stock for the periods indicated, as reported by the NYSE, adjusted for the 9% stock dividend of September 29, 2000.

                                                     Year Ended September 30,
                                                    ---------------------------
                                                        1999          2000
                                                    ------------- -------------
                                                     HIGH   LOW    HIGH   LOW
                                                    ------ ------ ------ ------
   Quarter Ended December 31....................... $21.10 $ 9.75 $14.28 $ 9.17
   Quarter Ended March 31..........................  21.10  13.59  12.90   9.98
   Quarter Ended June 30...........................  18.35  14.11  13.42  11.18
   Quarter Ended September 30 .....................  16.11  11.12  19.13  12.61

   As of November 30, 2000, the closing price was $18.56, and there were approximately 338 holders of record. We have declared quarterly cash dividends of three cents per share for fiscal 1999 and four cents per share for fiscal 2000.

   The declaration of cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our general financial condition and general business conditions. We are required to comply with certain covenants contained in the bank agreements and Senior Note and Senior Subordinated Note indentures. The most restrictive of these requirements allows us to pay cash dividends on common stock in an amount, on a cumulative basis, not to exceed 50% of consolidated net income, as defined, subject to certain other adjustments. Pursuant to the most restrictive of these requirements, we had approximately $242.8 million available for the payment of dividends and the acquisition of our common stock at September 30, 2000.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected consolidated financial data are derived from our Consolidated Financial Statements. The data should be read in conjunction with the Consolidated Financial Statements, related Notes thereto and other financial data elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future.

                                            Year Ended September 30,
                                  --------------------------------------------
                                    1996     1997     1998     1999     2000
                                  -------- -------- -------- -------- --------
Income Statement Data:(1)(2)
Revenues ($ millions)............ $1,147.7 $1,578.4 $2,176.9 $3,156.2 $3,653.7
Homebuilding revenues ($
 millions).......................  1,136.3  1,567.5  2,155.0  3,119.0  3,604.2
Net income from continuing
 operations ($ millions).........     53.2     65.0     93.4    159.8    191.7
Net income per share from
 continuing operations:(4)(5)
 Basic...........................     1.05     1.18     1.61     2.34     2.83
 Diluted.........................     0.98     1.06     1.43     2.29     2.81
Cash dividends declared per
 common share (3)................      --       .06      .09      .11      .15

                                                 As of September 30,
                                      ------------------------------------------
                                       1996    1997     1998     1999     2000
                                      ------ -------- -------- -------- --------
Balance Sheet Data:(1)(2)
Inventories.......................... $690.2 $1,024.3 $1,358.0 $1,866.1 $2,191.0
Total Assets.........................  841.3  1,248.3  1,667.8  2,361.8  2,694.6
Notes Payable........................  420.4    650.7    854.5  1,190.6  1,344.4
Stockholders' Equity.................  306.6    427.9    549.4    797.6    969.6

--------
(1) See Note C to the audited financial statements for details concerning acquisitions by the Company.

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

   Prior to the merger, Continental had a fiscal year end of May 31. Accordingly, the Continental consolidated balance sheet as of May 31, 1996 has been combined with the Company's balance sheet as of September 30, 1996. The related Continental statements of income, stockholders' equity and cash flows for the fiscal year ended May 31, 1996 have been combined with the Company's statements of income, stockholders' equity and cash flows for the fiscal year ended September 30, 1996, respectively. Continental's balance sheet and the related statements of income, stockholders' equity and cash flows have been restated to conform to the Company's fiscal year end of September 30, 1997.

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

(4) In fiscal 1998, net income includes the net effect of a $7.1 million, net of tax, provision for costs associated with the merger with Continental. The earnings per share effects were $0.12 basic and $0.10 diluted.

(5) All basic and diluted net income per share amounts have been restated to reflect the effects of the September 29, 2000 9% stock dividend.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS--CONSOLIDATED

   D.R. Horton, Inc. and subsidiaries (the "Company") provide homebuilding activities in 23 states and 39 markets through its 46 homebuilding divisions. Through its financial services activities, the Company also provides mortgage banking and title agency services in many of these same markets.

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

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

   Consolidated revenues increased 15.8%, to $3,653.7 million in 2000 from $3,156.2 million in 1999, due to increases in both home and land/lot sales revenues, as well as financial services revenues.

   Income before income taxes increased 17.2%, to $309.2 million in 2000 from $263.8 million in 1999. As a percentage of revenues, income before income taxes increased 0.1%, to 8.5%, from 8.4% in 1999, primarily due to an increase in homebuilding gross profit as a percentage of revenues.

   The consolidated provision for income taxes increased 13.0%, to $117.5 million in 2000, from $104.0 million in 1999, primarily due to the corresponding increase in income before income taxes. The effective income tax rate decreased 1.4%, to 38.0% in 2000, from 39.4% in 1999, primarily due to changes in the estimated overall effective state income tax rate.

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

RESULTS OF OPERATIONS--HOMEBUILDING

   The following tables set forth certain operating and financial data for the Company's homebuilding activities:

                                               Percentages of Homebuilding
                                                        Revenues
                                              -------------------------------
                                                Years Ended September 30,
                                              -------------------------------
                                                1998       1999       2000
                                              ---------  ---------  ---------
   Costs and expenses:
    Cost of sales............................      81.7%      81.7%      81.6%
    Selling, general and administrative
     expense.................................      10.3        9.9       10.0
    Interest expense.........................       0.6        0.4        0.3
                                              ---------  ---------  ---------
   Total costs and expenses..................      92.6       92.0       91.9
   Other (income)............................      (0.2)        --       (0.1)
                                              ---------  ---------  ---------
   Income before income taxes................       7.6%       8.0%       8.2%
                                              =========  =========  =========

Homes Closed

                                         Years Ended September 30,
                              -------------------------------------------------
                                   1998             1999             2000
                              ---------------  ---------------  ---------------
                              Homes            Homes             Homes
                              Closed    %      Closed    %      Closed    %
                              ------ --------  ------ --------  ------ --------
   Mid-Atlantic..............  2,056     14.7%  2,986     16.2%  3,042     15.9%
   Midwest...................    701      5.0%  1,733      9.4%  1,951     10.2%
   Southeast.................  2,595     18.6%  2,648     14.4%  2,755     14.4%
   Southwest.................  6,145     44.1%  7,640     41.6%  7,721     40.3%
   West......................  2,447     17.6%  3,388     18.4%  3,675     19.2%
                              ------ --------  ------ --------  ------ --------
                              13,944    100.0% 18,395    100.0% 19,144    100.0%
                              ====== ========  ====== ========  ====== ========

Net New Sales Contracts
                                         Years Ended September 30,
                              -------------------------------------------------
                                   1998             1999             2000
                              ---------------  ---------------  ---------------
                              Homes            Homes            Homes
                               Sold    $        Sold    $        Sold    $
                              ------ --------  ------ --------  ------ --------
                                               ($ millions)
   Mid-Atlantic..............  2,384 $  440.6   3,145 $  602.0   2,774 $  576.2
   Midwest...................    888    169.5   1,996    416.7   1,717    418.7
   Southeast.................  2,608    395.2   2,751    452.5   2,906    501.8
   Southwest.................  7,161    952.6   7,678  1,103.5   7,829  1,243.2
   West......................  2,911    575.3   3,341    691.5   3,997    936.5
                              ------ --------  ------ --------  ------ --------
                              15,952 $2,533.2  18,911 $3,266.2  19,223 $3,676.4
                              ====== ========  ====== ========  ====== ========

Sales Backlog
                                               September 30,
                              -------------------------------------------------
                                   1998             1999             2000
                              ---------------  ---------------  ---------------
                              Homes    $       Homes    $       Homes    $
                              ------ --------  ------ --------  ------ --------
                                               ($ millions)
   Mid-Atlantic..............    932 $  180.9   1,091 $  242.8     823 $  207.6
   Midwest...................    419     80.5   1,134    247.2     900    225.4
   Southeast.................    733    116.3     836    140.6     987    177.8
   Southwest.................  3,043    423.9   3,081    472.9   3,189    551.5
   West......................  1,214    251.3   1,167    253.0   1,489    374.6
                              ------ --------  ------ --------  ------ --------
                               6,341 $1,052.9   7,309 $1,356.5   7,388 $1,536.9
                              ====== ========  ====== ========  ====== ========

   The Company's market regions consist of the following markets:

  Mid-Atlantic  Charleston, Charlotte, Columbia, Greensboro, Greenville,
                Hilton Head, Myrtle Beach, New Jersey, Newport News, Raleigh/Durham, Richmond, Suburban Washington D.C. and Wilmington
  Midwest Chicago, Cincinnati, Louisville, Minneapolis/St. Paul, and St.
     Louis
  Southeast Atlanta, Birmingham, Jacksonville, Nashville, Orlando, and South
     Florida
  Southwest  Albuquerque, Austin, Dallas/Fort Worth, Houston, Killeen,
             Phoenix, San Antonio and Tucson
  West Denver, Las Vegas, Los Angeles, Portland, Sacramento, Salt Lake City and San Diego

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

   Revenues from homebuilding activities (including land/lot sales) increased 15.6%, to $3,604.2 million (19,144 homes closed) in 2000, from $3,119.0 million (18,395 homes closed) in 1999. Revenues from home sales increased in all of the Company's market regions, with percentage increases ranging from 8.5% in the Southeast region to 28.7% in the Midwest region. The increases in both revenues and homes closed were due to strong housing demand and the increases attributable to the acquisition of Cambridge Homes in January 1999. In markets where the Company operated throughout both twelve-month periods, home sales revenues increased by 12.3%, to $3,426.6 million, and the number of homes closed increased 2.4%, to 18,826 homes.

   The average selling price of homes closed during 2000 was $182,600, up 9.9% from $166,100 in 1999. The increase in average selling price was due to changes in the mix of homes closed and, with the strong housing demand, the Company's ability to sell more custom features with its homes and to raise prices to cover increased costs.

   The value of new net sales contracts increased 12.6%, to $3,676.4 million (19,223 homes) in 2000, from $3,266.2 million (18,911 homes) in 1999. The value of new net sales contracts increased in four of the Company's five market regions, with percentage increases ranging from 0.5% in the Midwest to 35.4% in the West. The value of new net sales contracts declined 4.3% in the Mid-Atlantic region. The overall increase in the value of new net sales contracts was due in part to sales achieved by Cambridge Homes, acquired in January 1999. In markets where the Company operated throughout both fiscal years, the value of new net sales contracts increased 10.6%, to $3,607.7 million, and the number of new net sales contracts increased 0.4%, to 18,976 homes. The average price of a new net sales contract in 2000 was $191,300, up 10.8% over the $172,700 average in 1999. The increase in average selling price was due to changes in the mix of homes closed and, with the strong housing demand, the Company's ability to sell more custom features with its homes and to raise prices to cover increased costs.

   At September 30, 2000, the Company's backlog of sales contracts was $1,536.9 million (7,388 homes), up 13.3% from the comparable amount at September 30, 1999. The average sales price of homes in sales backlog was $208,000 at September 30, 2000, up 12.1% from the $185,600 average at September 30, 1999.

   Cost of sales increased by 15.4%, to $2,941.1 million in 2000, from $2,548.5 million in 1999. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues declined 0.2%, to 81.4% in 2000, from 81.6% in 1999, as higher costs were more than offset by increased prices and savings achieved in our national purchasing program. Cost of land/lot sales decreased to 87.6% of land/lot sales revenues in 2000, from 88.2% in 1999. Total homebuilding cost of sales was 81.6% of total homebuilding revenue, down 0.1% from 81.7% in 1999.

   Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 16.4%, to $360.4 million in 2000, from $309.6 million in 1999. As a percentage of revenues, SG&A expenses increased to 10.0% in 2000, from 9.9% in 1999.

   Interest expense associated with homebuilding activities decreased to $10.2 million in 2000, from $12.0 million in 1999. As a percentage of homebuilding revenues, homebuilding interest expense decreased to

0.3% in 2000, from 0.4% in 1999. Throughout 2000, inventory under construction or development grew at a more rapid pace than interest-bearing debt. Therefore, a larger proportion of total interest incurred was capitalized to inventory than in 1999. The Company follows a policy of capitalizing interest only on inventory under construction or development. During both periods, we expensed the portion of incurred interest and other financing costs which could not be charged to inventory. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

   Revenues from homebuilding activities (including land/lot sales) increased 44.7%, to $3,119.0 million (18,395 homes closed) in 1999, from $2,155.0 million (13,944 homes closed) in 1998. Revenues from home sales increased in all of the Company's market regions, with percentage increases ranging from 11.4% in the Southeast region to 162.5% in the Midwest region. The increases in both revenues and homes closed were due to strong housing demand, the Company's entrance into new markets, and the increases attributable to the acquisition of Cambridge Homes (January, 1999); C. Richard Dobson Builders, Inc. (February, 1998); Mareli Development & Construction Co. (May, 1998); and RMP Development, Inc. (June, 1998). In markets where the Company operated during both fiscal years, homebuilding revenues increased by 32.9%, to $2,828.1 million (17,206 homes closed).

   The average selling price of homes closed during 1999 was $166,100, up 8.3% from $153,300 in 1998. The increase in average selling price was due to changes in the mix of homes closed and increased selling prices.

   The value of new net sales contracts increased 28.9%, to $3,266.2 million (18,911 homes) in 1999, from $2,533.2 million (15,952 homes) in 1998. The value of new net sales contracts increased in all of the Company's market regions, with increases ranging from 14.5% in the Southeast region to 145.9% in the Midwest region. The overall increase in the value of new net sales contracts was due in part to sales achieved by Cambridge and the 1998 acquisitions, while the value of new net sales contracts increased 15.9%, to $2,935.3 million, in markets where the Company operated in both periods. The average price of a new net sales contract in 1999 was $172,700, up 8.8% over the $158,800 average in 1998. This increase was due to changes in the mix of homes sold and increased selling prices.

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

   Cost of sales increased by 44.8%, to $2,548.5 million in 1999, from $1,760.1 million in 1998. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues was at 81.6% for both years. The application of purchase accounting to homes acquired in the Cambridge acquisition, and closed subsequent to the acquisition, caused an $8.4 million increase (0.3% of revenues) in cost of goods sold for the year. Cost of land/lot sales decreased to 88.2% of land/lot sales revenues in 1999, from 94.2% in 1998. Total homebuilding cost of sales was 81.7% of total homebuilding revenues in both years.

   Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 39.5%, to $309.6 million in 1999, from $221.9 million in 1998. As a percentage of revenues, SG&A expenses decreased to 9.9% in 1999, from 10.3% in 1998. The decrease in SG&A expenses as a percentage of revenue is primarily due to the Company's cost containment efforts and the increased revenues that absorb the fixed elements of overhead. Included in SG&A expenses in 1999, is a $5.2 million charge (0.2% of revenues) for severance benefits associated with former Continental executives.

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

RESULTS OF OPERATIONS--FINANCIAL SERVICES

   Financial services include mortgage financing and title insurance agency and closing services, primarily related to purchases of homes built and sold by the Company. Mortgage services are provided in Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Nevada, New Mexico, North and South Carolina, Oregon and Texas. Title agency and closing services are provided in Arizona, Florida, Maryland, Minnesota, Texas and Virginia. The following table summarizes financial and other information for the Company's financial services operations:

                                                     Year Ended September
                                                              30,
                                                    -------------------------
   Financial Services:                               1998     1999     2000
   -------------------                              -------  -------  -------
   Number of loans originated......................   6,047    8,528    9,151
                                                    -------  -------  -------
   Loan origination fees........................... $ 5,929  $ 8,702  $ 9,981
   Sale of servicing rights and gains from sale of
    mortgages......................................   9,276   16,632   21,271
   Other revenues..................................   1,998    4,154    4,529
                                                    -------  -------  -------
   Total mortgage banking revenues.................  17,203   29,488   35,781
   Title policy premiums, net......................   4,689    7,763   13,741
                                                    -------  -------  -------
   Total revenues..................................  21,892   37,251   49,522
   General and administrative expenses.............  15,244   24,713   35,470
   Interest expense................................   2,220    4,433    5,616
   Interest/other (income).........................  (2,668)  (4,984)  (6,257)
                                                    -------  -------  -------
   Income before income taxes...................... $ 7,096  $13,089  $14,693
                                                    =======  =======  =======

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

   Revenues from the financial services segment increased 32.9%, to $49.5 million in 2000, from $37.3 million in 1999. The increase in financial services revenues was due to the rapid expansion of the Company's mortgage loan and title services provided to customers of the Company's homebuilding segment. These activities are being expanded to additional markets served by the homebuilding segment. General and administrative expenses associated with financial services increased 43.5%, to $35.5 million in 2000, from $24.7 million in 1999. As a percentage of financial services revenues, general and administrative expenses increased by 5.3%, to 71.6% in 2000, from 66.3% in 1999, due primarily to 2000 startup expenses in new markets with limited revenues.

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

   Revenues from financial services operations increased 70.2% to $37.3 million in 1999 from $21.9 million in 1998. The increase in financial services revenues was due to the rapid expansion of the Company's title agency and mortgage loan services provided to the Company's homebuilding customers. Accordingly, general and administrative expenses associated with financial services increased 62.1%, to $24.7 million in 1999 from $15.2 million in 1998. As a percentage of financial services revenues, general and administrative expenses decreased by 3.3% to 66.3% in 1999 from 69.6% in 1998, due primarily to higher than normal 1998 startup expenses in new markets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 2000, the Company had available cash and cash equivalents of $72.5 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land) at September 30, 2000, had increased by $324.9 million from September 30, 1999, due to a general increase in business activity and the expansion of operations in the Company's market areas. The inventory increase was financed largely by issuing senior notes and retaining earnings. The revolving credit facility was reduced by $203 million during fiscal 2000. As a result, the Company's ratio of homebuilding notes payable to total capital at September 30, 2000, decreased 1.5% to 56.2%, from 57.7% at September 30, 1999. The stockholders' equity to total assets ratio increased 2.2%, to 36.0% at September 30, 2000, from 33.8% at September 30, 1999.

   The Company has an $825 million, unsecured revolving credit facility, consisting of a $775 million four-year revolving loan and a $50 million four-year letter of credit facility that matures in fiscal 2002. Additionally, the Company has another $25 million standby letter of credit agreement and a $10.9 million non-renewable letter of credit facility. At September 30, 2000, the Company had outstanding homebuilding debt of $1,245.6 million, of which $192 million represented advances under the revolving credit facility. Under the debt covenants associated with the revolving credit facility, at September 30, 2000, the Company had additional homebuilding borrowing capacity of $583 million. The Company has entered into multi-year interest rate swap agreements, aggregating $200 million, that fix the interest rate on a portion of the variable rate revolving credit facility. An additional interest rate swap agreement, with a notional amount of $148.5 million, was entered into in December 1999. This agreement has the effect of converting part of the Company's fixed rate debt to a variable rate, which is currently less than the related fixed rate, and helps re-establish the Company's balance of fixed and variable rate debt at historical levels.

   During March and June 2000, under an existing universal shelf registration statement, the Company issued $200 million aggregate principal amount of 10 1/2% Senior Notes, due 2005. During September 2000, the Company issued $150 million aggregate principal amount of 9 3/4% Senior Subordinated Notes due 2010. The proceeds of the notes were used to repay outstanding debt under our revolving credit facility and for general corporate purposes. The Company has $250 million remaining on its currently effective universal shelf registration statement, which facilitates access to the capital markets.

   At September 30, 2000, the financial services segment has mortgage loans held for sale of $119.6 million and loan commitments for $75.6 million at fixed rates. The Company hedges the interest rate market risk on these mortgage loans held for sale and loan commitments through the use of best-efforts whole loan delivery commitments, mandatory forward commitments to sell mortgage-backed securities and the purchase of options on financial instruments.

   The financial services segment has a $175 million, one-year bank warehouse facility that is secured by mortgage loans held for sale. The warehouse facility is not guaranteed by the parent company. As of September 30, 2000, $98.8 million had been drawn under this facility. In the future, it is anticipated that all mortgage company activities will be financed under the warehouse facility.

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

   During fiscal 2000, the Company's Board of Directors declared one quarterly cash dividend of $0.03 per common share and three quarterly cash dividends of $0.04 per common share, the last of which was paid on August 25, 2000.

   In November 1998, the Company's Board of Directors approved stock and debt repurchase programs for up to $100 million each. These programs are intended to allow the Company to repurchase securities at attractive prices should favorable market conditions occur. During the fiscal year 2000, the Company repurchased in the open market $14.5 million of its common stock, or 1,104,900 shares at an average cost of $13.16. At September 30, 2000, the Company had repurchased $36.9 million of its common stock, or 2,589,200 shares.

   In July 1999, the Company formed GP-Encore, Inc. and Encore II, Inc., which have since entered into three separate limited partnership agreements with the purpose of investing in start-up and emerging growth companies whose technology and business plans will permit the Company to leverage its size, expertise and customer base in the homebuilding industry. The Company has authorized investments of up to $125 million through these limited partnerships over the next four years. These investments will be concentrated primarily in e-commerce businesses that serve the homebuilding, real estate and financial services industries, as well as in strategic opportunities that allow for diversification of the Company's operations. As of September 30, 2000, the Company had made such investments totaling $29.3 million, which are reported in homebuilding other assets.

   Except for ordinary expenditures for the construction of homes, the acquisition of land and lots for development and sale of homes, at September 30, 2000, the Company had no material commitments for capital expenditures.

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

SAFE HARBOR STATEMENT

   Certain statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements made by Company officials to analysts, stockholders and the press in the course of presentations about the Company, may be construed as "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Any or all of the forward-looking statements included in this report and in any other reports or public statements of the Company may turn out to be inaccurate due to known or unknown risks and uncertainties. As a result, actual results may differ materially from the results discussed in and anticipated by the forward-looking statements. The following cautionary discussion of risks and uncertainties relevant to our business includes factors we believe could adversely affect us. Other factors beyond those listed below could also adversely affect us.

 . General Economic, Real Estate and Other Conditions--The homebuilding industry is cyclical and is significantly affected by changes in general and local economic conditions, such as employment levels, availability of financing for home buyers, interest rates, consumer confidence and housing demand. Any oversupply of alternatives to new homes, such as rental properties and used homes, could depress new home prices and reduce our margins on the sale of new homes. Homebuilders are also subject to risks related to the availability and cost of land suitable for homebuilding, the availability and cost of materials and labor, adverse weather conditions which can cause delays in construction schedules and cost overruns.

 .  Increases in Interest Rates or Decreases in Mortgage Availability--
   Virtually all of our customers finance their homes through lenders providing mortgage financing. Any future increases in interest rates or decreases in the availability of mortgage financing could depress the market for new homes by making our homes less affordable.

 . Governmental Regulations and Environmental Matters--We are subject to extensive and complex regulations that affect the development and homebuilding process, including zoning, density and building standards. Such regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the costs of development or homebuilding. Laws and regulations relating to the protection of the environment can cause delays, increased costs of compliance and prohibitions or restrictions of development and homebuilding activity in environmentally sensitive areas.

 . Substantial Debt--We have a significant amount of debt. The amount of our debt could limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements. It could also limit our flexibility in planning for, or reacting to, changes in our business and make us more vulnerable in the event of a downturn in our business or in general economic conditions.

 . Competitive Conditions--The homebuilding industry is very competitive. In each of the markets we serve, we compete with other homebuilders for home buyers, desirable properties, financing, raw materials and skilled labor. Competitive conditions in the homebuilding industry could result in difficulty in acquiring suitable land at acceptable prices, the need for increased selling incentives, lower sales or delays in construction.

 . Availability of Capital--Our ability to grow our business and operations profitably is substantially dependent upon our ability to obtain capital from the sale of equity or debt or additional bank borrowings. Increases in interest rates, changes in our debt ratings by the national credit rating agencies, concerns by potential investors about the market or the economy, changing lending objectives of financial institutions, or further consolidation of financial institutions that lend to the homebuilding industry could increase our costs of borrowing or reduce the availability of funds necessary for us to achieve our strategic growth objectives. Moreover, the indentures for our outstanding debt contain provisions that may restrict the debt we may incur in the future.

 . Growth Strategies--Since 1993, we have acquired and successfully integrated many homebuilding companies. In the future, we may acquire additional companies. Our prospects may be affected by our ability to successfully identify and integrate future acquisitions. Our prospects may also be affected by our ability to implement successfully our growth strategies in the markets we currently serve.

 . Diversification Efforts--Our prospects may be affected by the results of our investments in e-commerce and technology initiatives related to homebuilding.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is subject to interest rate risk on its long term debt. The Company manages its exposure to changes in interest rates by optimizing the use of variable and fixed rate debt. In addition, the Company hedges its exposure to changes in interest rates on its variable rate bank debt by entering into interest rate swap agreements to lock in a fixed interest rate for a portion of these borrowings. Finally, in order to maintain a more appropriate balance of variable and fixed rate debt, the Company entered into an interest rate swap agreement exchanging a fixed rate interest payment for a variable rate payment on a notional amount equal to the $148.5 million principal amount of the 10% Senior Notes due 2006. The variable payment for which the Company is obligated is fixed through the 10% Senior Notes' first call date, April 15, 2001, and will ensure that the Company will have received a net amount of $2.3 million as of that date. Thereafter, the variable payment will be made through the 10% Senior Notes's maturity, April 15, 2006, and will be based upon the 90-day LIBOR rate, plus 2.745%.

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

   The following table sets forth, as of September 30, 2000, the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table sets forth the notional amounts and weighted average interest rates of the Company's interest rate swaps.

                                            Year Ended September 30,
                         ---------------------------------------------------------------------
                                                 ($ in millions)
                                                                                       FMV @
                          2001    2002    2003    2004    2005   Thereafter  Total    9/30/00
                         ------  ------  ------  ------  ------  ---------- --------  --------
Debt:
  Fixed rate............ $ 18.3  $  6.2  $  --   $149.6  $200.2    $679.3   $1,053.6  $1,036.9
  Average interest
   rate.................   8.22%   7.29%    --     8.45%  10.52%     8.87%      9.11%      --
  Variable rate......... $ 98.8  $192.0  $  --   $  --   $  --     $  --    $  290.8  $  290.8
  Average interest
   rate.................   7.62%   7.41%    --      --      --        --        7.48%      --
Interest Rate Swaps:
  Variable to fixed..... $200.0  $200.0  $200.0  $200.0  $200.0    $200.0   $    --   $    4.2
  Average pay rate......   5.10%   5.10%   5.10%   5.10%   5.10%     5.08%       --        --
  Average receive rate..  90-day LIBOR
  Fixed to Variable..... $148.5  $148.5  $148.5  $148.5  $148.5    $148.5   $    --   $   (0.8)
  Average pay rate......      *       *       *       *       *         *
  Average receive rate..   10.0%   10.0%   10.0%   10.0%   10.0%     10.0%       --        --

--------
*   - 8.745% until April 15, 2001; 90-day LIBOR + 2.745% thereafter

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Auditors...........................................   21
Consolidated Balance Sheets, September 30, 1999 and 2000.................   22
Consolidated Statements of Income for the three years ended September 30,
 2000....................................................................   23
Consolidated Statements of Stockholders' Equity for the three years ended
 September 30, 2000......................................................   24
Consolidated Statements of Cash Flows for the three years ended September
 30, 2000................................................................   25
Notes to Consolidated Financial Statements...............................   26

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
D.R. Horton, Inc.

   We have audited the accompanying consolidated balance sheets of D.R. Horton, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of D.R. Horton, Inc. and subsidiaries at September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young
Fort Worth, Texas
November 9, 2000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       D.R. HORTON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                         As of September 30,
                                                        ----------------------
                                                           1999        2000
                                                        ----------  ----------
                                                            (In thousands)
                        ASSETS
Homebuilding:
Cash..................................................  $  122,208  $   61,798
Inventories:
 Finished homes and construction in progress..........     952,015   1,095,636
 Residential lots--developed and under development....     909,586   1,092,571
 Land held for development............................       4,507       2,824
                                                        ----------  ----------
                                                         1,866,108   2,191,031
Property and equipment (net)..........................      36,972      38,960
Earnest money deposits and other assets...............      96,807     148,983
Excess of cost over net assets acquired (net).........     112,456     115,966
                                                        ----------  ----------
                                                         2,234,551   2,556,738
                                                        ----------  ----------
Financial Services:
Cash..................................................       6,360      10,727
Mortgage loans held for sale..........................     113,786     119,581
Other assets..........................................       7,111       7,531
                                                        ----------  ----------
                                                           127,257     137,839
                                                        ----------  ----------
                                                        $2,361,808  $2,694,577
                                                        ==========  ==========
                     LIABILITIES
Homebuilding:
Accounts payable and other liabilities................  $  365,506  $  370,389
Notes payable:
 Unsecured:
   Revolving credit facility due 2002.................     395,000     192,000
   8 3/8% senior notes due 2004, net..................     148,150     148,547
   10 1/2% senior notes due 2005, net.................          --     199,343
   10% senior notes due 2006, net.....................     147,278     147,398
   8% senior notes due 2009, net......................     382,941     383,089
   9 3/4% senior subordinated notes due 2010, net.....          --     148,821
   Other secured......................................      12,904      26,388
                                                        ----------  ----------
                                                         1,086,273   1,245,586
                                                        ----------  ----------
                                                         1,451,779   1,615,975
                                                        ----------  ----------
Financial Services:
Accounts payable and other liabilities................       3,268       4,958
Notes payable to financial institutions...............     104,350      98,817
                                                        ----------  ----------
                                                           107,618     103,775
                                                        ----------  ----------
                                                         1,559,397   1,719,750
                                                        ----------  ----------
Minority interest.....................................       4,802       5,264
                                                        ----------  ----------
                 STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 30,000,000 shares
 authorized, no shares issued.........................          --          --
Common stock, $.01 par value, 200,000,000 shares
 authorized, 64,267,073 shares at September 30, 1999
 and 70,074,110 shares at September 30, 2000, issued
 and outstanding......................................         643         701
Additional capital....................................     419,259     537,145
Retained earnings.....................................     400,111     468,664
Treasury stock, 1,484,300 shares at September 30, 1999
 and 2,589,200 shares at September 30, 2000, at cost..     (22,404)    (36,947)
                                                        ----------  ----------
                                                           797,609     969,563
                                                        ----------  ----------
                                                        $2,361,808  $2,694,577
                                                        ==========  ==========

          See accompanying notes to consolidated financial statements

                       D.R. HORTON, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                               Year Ended September 30,
                                           ----------------------------------
                                              1998        1999        2000
                                           ----------  ----------  ----------
                                           (In thousands, except per share
                                                        data)
Homebuilding:
Revenues
 Home sales............................... $2,138,203  $3,055,032  $3,496,091
 Land/lot sales...........................     16,846      63,928     108,082
                                           ----------  ----------  ----------
                                            2,155,049   3,118,960   3,604,173
Cost of sales
 Home sales...............................  1,744,281   2,492,113   2,846,407
 Land/lot sales...........................     15,867      56,383      94,702
                                           ----------  ----------  ----------
                                            1,760,148   2,548,496   2,941,109
Gross profit
 Home sales...............................    393,922     562,919     649,684
 Land/lot sales...........................        979       7,545      13,380
                                           ----------  ----------  ----------
                                              394,901     570,464     663,064
Selling, general and administrative
 expense..................................    221,906     309,598     360,404
Interest expense..........................     14,020      12,018      10,227
Other (income)............................     (4,945)     (1,889)     (2,098)
                                           ----------  ----------  ----------
                                              163,920     250,737     294,531
                                           ----------  ----------  ----------
Financial Services:
Revenues..................................     21,892      37,251      49,522
General and administrative expense........     15,244      24,713      35,470
Interest expense..........................      2,220       4,433       5,616
Other (income)............................     (2,668)     (4,984)     (6,257)
                                           ----------  ----------  ----------
                                                7,096      13,089      14,693
                                           ----------  ----------  ----------
Merger costs..............................     11,917          --          --
                                           ----------  ----------  ----------
  INCOME BEFORE INCOME TAXES..............    159,099     263,826     309,224
Provision for income taxes................     65,719     103,999     117,505
                                           ----------  ----------  ----------
  NET INCOME.............................. $   93,380  $  159,827  $  191,719
                                           ==========  ==========  ==========
Basic earnings per common share........... $     1.61  $     2.34  $     2.83
                                           ==========  ==========  ==========
Diluted earnings per common share......... $     1.43  $     2.29  $     2.81
                                           ==========  ==========  ==========
Cash dividends per share.................. $   0.0875  $   0.1125  $     0.15
                                           ==========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       Total
                            Common  Additional Retained  Treasury  Stockholders'
                             Stock   Capital   Earnings   Stock       Equity
                            ------- ---------- --------  --------  -------------
                              (In thousands, except common stock share data)
Balances at October 1,
 1997.....................  $   527  $268,631  $158,708  $     --    $427,866
Net income................       --        --    93,380        --      93,380
Stock issued as partial
 consideration for
 acquisition (70,249
 shares)..................        1     1,124        --        --       1,125
Issuances under D.R.
 Horton, Inc. employee
 benefit plans (27,098
 shares)..................       --       483        --        --         483
Exercise of stock options
 (374,514 shares).........        4     4,429        --        --       4,433
Conversion of convertible
 subordinated notes
 (2,586,174 shares).......       26    26,836        --        --      26,862
Cash dividends declared
 ($.0875 per share to D.R.
 Horton stockholders).....       --        --    (4,713)       --      (4,713)
                            -------  --------  --------  --------    --------
Balances at September 30,
 1998.....................  $   558  $301,503  $247,375  $     --    $549,436
Net income................       --        --   159,827        --     159,827
Stock issued as partial
 consideration for
 acquisition (2,555,911
 shares)..................       26    54,974        --        --      55,000
Issuances under D.R.
 Horton, Inc. employee
 benefit plans (11,217
 shares)..................       --       150        --        --         150
Exercise of stock options
 (293,869 shares).........        3     3,361        --        --       3,364
Conversion of convertible
 subordinated notes
 (5,569,343 shares).......       56    59,271        --        --      59,327
Purchase of treasury stock
 (1,484,300 shares).......       --        --        --   (22,404)    (22,404)
Cash dividends declared
 ($.1125 per share).......       --        --    (7,091)       --      (7,091)
                            -------  --------  --------  --------    --------
Balances at September 30,
 1999.....................  $   643  $419,259  $400,111  $(22,404)   $797,609
Net income................       --        --   191,719        --     191,719
Issuances under D.R.
 Horton, Inc.
 employee benefit plans
 (34,750 shares)..........       --       380        --        --         380
Exercise of stock options
 (200,305 shares).........        2     3,684        --        --       3,686
Purchase of treasury stock
 (1,104,900 shares).......       --        --        --   (14,543)    (14,543)
Cash dividends declared
 ($.15 per share).........       --        --    (9,288)       --      (9,288)
9% stock dividend
 (5,571,982 shares).......       56   113,822  (113,878)       --          --
                            -------  --------  --------  --------    --------
Balances at September 30,
 2000.....................  $   701  $537,145  $468,664  $(36,947)   $969,563
                            =======  ========  ========  ========    ========

          See accompanying notes to consolidated financial statements

                       D.R. HORTON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended September 30,
                                                -------------------------------
                                                  1998       1999       2000
                                                ---------  ---------  ---------
                                                       (In thousands)
OPERATING ACTIVITIES
Net income....................................  $  93,380  $ 159,827  $ 191,719
Adjustments to reconcile net income to net
 cash provided by (used in) operating
 activities:
  Depreciation and amortization...............      9,400     20,293     21,960
  Amortization of debt premiums and fees......      1,452      1,601      2,532
  Expense associated with issuance of stock
   under employee benefit plans...............        999         --         --
Changes in operating assets and liabilities:
  Increase in inventories.....................   (261,189)  (385,552)  (299,931)
  Increase in earnest money deposits and other
   assets.....................................    (17,053)   (10,584)   (21,126)
  Increase in mortgage loans held for sale....    (38,253)   (41,461)    (5,795)
  Increase in accounts payable and other
   liabilities................................     87,552     88,949      3,093
                                                ---------  ---------  ---------
NET CASH USED IN OPERATING ACTIVITIES.........   (123,712)  (166,927)  (107,548)
                                                ---------  ---------  ---------
INVESTING ACTIVITIES
  Net purchases of property and equipment.....    (13,167)   (19,610)   (15,789)
  Net investments in venture capital
   entities...................................         --       (250)   (29,032)
  Net cash paid for acquisitions..............    (34,035)    (6,951)   (11,559)
                                                ---------  ---------  ---------
NET CASH USED IN INVESTING ACTIVITIES.........    (47,202)   (26,811)   (56,380)
                                                ---------  ---------  ---------
FINANCING ACTIVITIES
  Proceeds from notes payable.................    416,093    515,868    745,000
  Repayment of notes payable..................   (246,856)  (621,469)  (963,695)
  Issuance of senior and senior subordinated
   notes payable..............................         --    377,134    346,345
  Repurchase of treasury stock................         --    (22,404)   (14,543)
  Proceeds from stock associated with certain
   employee benefit plans.....................        483        150        380
  Proceeds from exercise of stock options.....      4,433      3,364      3,686
  Cash dividends paid.........................     (4,713)    (7,091)    (9,288)
                                                ---------  ---------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES.....    169,440    245,552    107,885
                                                ---------  ---------  ---------
INCREASE / (DECREASE) IN CASH.................     (1,474)    51,814    (56,043)
  Cash at beginning of year...................     78,228     76,754    128,568
                                                ---------  ---------  ---------
  Cash at end of year.........................  $  76,754  $ 128,568  $  72,525
                                                =========  =========  =========
  Supplemental cash flow information:
   Interest paid, net of amounts capitalized..  $  15,937  $  16,279  $  14,718
                                                =========  =========  =========
   Income taxes paid..........................  $  65,863  $  99,784  $ 126,964
                                                =========  =========  =========
  Supplemental disclosures of noncash
   activities:
   Notes payable assumed related to
    acquisitions..............................  $  61,377  $ 103,780  $      --
                                                =========  =========  =========
   Conversion of subordinated notes to common
    stock.....................................  $  26,862  $  59,327  $      --
                                                =========  =========  =========
   Issuance of common stock related to
    acquisitions..............................  $   1,125  $  55,000  $      --
                                                =========  =========  =========
   Notes payable issued for inventory.........  $   1,105  $  13,075  $  24,992
                                                =========  =========  =========

          See accompanying notes to consolidated financial statements

                      D.R. HORTON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Business: D. R. Horton, Inc. (the Company) is a national builder that is engaged primarily in the construction and sale of single-family housing in 39 markets and 23 states in the United States. The Company designs, builds and sells single-family houses on lots developed by the Company and on finished lots which it purchases, ready for home construction. Periodically, the Company sells lots it has developed. The Company also provides title agency and mortgage brokerage services to its homebuyers. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.

   Merger: On April 20, 1998, the Company and Continental Homes Holding Corp. (Continental) consummated a merger pursuant to which Continental was merged into the Company, with 2.25 shares of the Company common shares exchanged for each outstanding share of Continental. Approximately 15,459,500 of Company common shares were issued to effect the merger. The merger with Continental was treated as a pooling of interests for accounting purposes. Therefore, all financial amounts have been presented as if Continental and the Company had been combined at the earliest period presented.

   Continental's statements of income, stockholders' equity and cash flows have been restated to conform to the Company's fiscal year end of September 30, 1997. The results of operations for the separate companies prior to combination and the combined amounts presented in the consolidated financial statements are (in thousands):

                                                                Six Months Ended
                                                                 March 31, 1998
                                                                ----------------
   Revenue
     D.R. Horton, Inc..........................................    $ 508,603
     Continental...............................................      358,910
                                                                   ---------
     Combined..................................................    $ 867,513
                                                                   =========
   Net income
     D.R. Horton, Inc..........................................    $  22,574
     Continental...............................................       15,242
                                                                   ---------
     Combined..................................................    $  37,816
                                                                   =========

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

   Excess of cost over net assets acquired: The excess of amounts paid for business acquisitions over the net fair value of the assets acquired and liabilities assumed is amortized using the straight-line method over the estimated benefit period, ranging from ten to twenty years. Additional consideration paid in subsequent periods under the terms of purchase agreements are included as acquisition costs. Amortization expense was $3,427,000, $9,481,000 and $8,193,000 in fiscal 1998, 1999 and 2000, respectively. Accumulated amortization was $21,116,000 and $29,309,000 at September 30, 1999 and 2000, respectively.

                      D.R. HORTON, INC. AND SUBSIDIARIES

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

   Interest: The Company capitalizes interest during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the home buyer. Interest costs are (in thousands):

                                                    Year Ended September 30,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
   Capitalized interest, beginning of year........ $ 28,952  $ 35,153  $ 41,525
   Interest incurred--homebuilding................   68,216    76,543   104,360
   Interest expensed
     Directly--homebuilding.......................  (14,020)  (12,018)  (10,227)
     Amortized to cost of sales...................  (47,995)  (58,153)  (69,566)
                                                   --------  --------  --------
   Capitalized interest, end of year.............. $ 35,153  $ 41,525  $ 66,092
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

   Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

   Minority interest: The Company has a joint venture arrangement on a land project whereby the Company is entitled to 55% of the profits and/or losses and is the managing partner. The financial position and results of operations of the joint venture are consolidated for financial statement purposes and the partners' equity position is disclosed as a minority interest.

   Property and equipment: Property and equipment, including model home furniture, are stated on the basis of cost. Major renewals and improvements are capitalized. Repairs and maintenance are expensed as incurred. Depreciation generally is provided using the straight-line method over the estimated useful life of the asset. Accumulated depreciation was $30,563,000 and $38,285,000 as of September 30, 1999 and 2000, respectively.

   Revenue recognition: Revenue is recognized at the time of the closing of a sale, when title to and possession of the property transfer to the buyer.

   Advertising cost: The Company expenses advertising costs as they are incurred. Advertising expense was approximately $13,077,000, $22,182,000, and $24,043,000 in fiscal 1998, 1999, and 2000, respectively.

   Earnings per share: Basic earnings per share is based upon the weighted average number of shares of common stock outstanding during each year.

   Diluted earnings per share is based upon the weighted average number of shares of common stock outstanding during each year, adjusted for the effects of dilutive securities. Per share information has been restated for the effect of the 9% stock dividend issued in September, 2000.

                      D.R. HORTON, INC. AND SUBSIDIARIES

   The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                      Year Ended September 30,
                                                      -------------------------
                                                       1998     1999     2000
                                                      ------- -------- --------
   Numerator:
     Net income...................................... $93,380 $159,827 $191,719
     Effect of dilutive securities:
       Interest expense associated with 6 7/8%
        convertible subordinated notes, net..........   3,322       --       --
                                                      ------- -------- --------
     Numerator for diluted earnings per share after
      assumed conversions............................ $96,702 $159,827 $191,719
                                                      ======= ======== ========
   Denominator:
     Denominator for basic earnings per share--
      weighted-average shares........................  58,128   68,427   67,629
     Effect of dilutive securities:
       6 7/8% convertible subordinated notes.........   8,320      359       --
       Employee stock options........................   1,226      925      589
                                                      ------- -------- --------
       Denominator for diluted earnings per share--
        adjusted weighted average shares and assumed
        conversions..................................  67,674   69,711   68,218
                                                      ======= ======== ========

   Options to purchase 1,703,000 and 1,425,000 shares of common stock at various prices were outstanding during 1999 and 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

   Segment information: Effective September 30, 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes new standards for segment reporting which is based on the way management organizes segments within a company for making operating decisions and assessing performance.

   The Company's financial reporting segments consist of homebuilding and financial services. The Company's homebuilding operations comprise the most substantial part of its business, with approximately 99% of consolidated revenues in fiscal 1998, 1999 and 2000. The homebuilding operations segment generates the majority of its revenues from the sale of completed homes with a lesser amount from the sale of land and lots. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services. Expenditures for long-lived assets and depreciation and amortization related to the financial services segment for the years ended September 30, 1998, 1999 and 2000 were not significant.

   The accounting policies of the reportable segments are described throughout this note. Assets, revenues and operating income of the Company's reportable segments are included in the consolidated balance sheets and consolidated statements of income.

   Mortgage loans: Mortgage loans held for sale are reported net of discounts and are stated at the lower of cost or market as determined in the aggregate, based on sale commitments or current market quotes, net of any unrealized market gains or losses on related hedge instruments. Any gain or loss on the sale of loans is recognized at the time of sale. Loan origination fees, net of the related direct origination costs, are deferred as an adjustment to the carrying value of the related mortgage loans held for sale and are recognized in income upon the sale of the mortgage loans.

                      D.R. HORTON, INC. AND SUBSIDIARIES

   Loan commitments: To meet the financing needs of its customers, the Company is party to commitments to extend credit at fixed rates. These loan commitments have no carrying value on the balance sheet and expose the Company to market risk as a result of increases in mortgage interest rates. These risks are managed by the Company's hedging activities described below. At September 30, 1999 and 2000, the Company had loan commitments of $103.0 million and $75.6 million, respectively.

   Financial services hedging strategy: The Company manages its interest rate market risk on mortgage loans held for sale and its estimated future commitments to originate and close mortgage loans at fixed prices through the use of best-efforts whole loan delivery commitments, mandatory forward commitments to sell mortgage-backed securities and the purchase of options on financial instruments. The Company estimates the portion of the locked mortgage loan pipeline that is expected to close in order to determine the amount of hedging instruments. These hedging instruments are intended and effective as hedges for interest rate market risk on mortgage loans held for sale and estimated future commitments. Accordingly, gains and losses are deferred until ultimate disposition of the contract. As of September 30, 1999 and 2000, the Company had approximately $104.0 million and $118.3 million, respectively, of mandatory forward commitments outstanding and no options on financial instruments outstanding.

   Long-lived assets: Impairment of long-lived assets is reviewed annually or when events and circumstances warrant an earlier review. In accordance with SFAS No. 121, impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset's carrying value.

   Stock-based compensation: The Company may, with the approval of its Board of Directors, grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants. The Company has adopted the disclosure-only provisions as specified by SFAS No. 123, "Accounting for Stock-Based Compensation."

   Impact of recently issued accounting standards: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement addresses the accounting for and disclosure of derivative instruments, including derivative instruments imbedded in other contracts (collectively referred to as "derivatives"), and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. SFAS No. 137 was issued in June 1999 delaying the implementation of SFAS 133 until fiscal 2001. Management has analyzed the implementation requirements and does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

NOTE B--NOTES PAYABLE

   In April 1999, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for up to $600 million of the Company's debt and equity securities. The universal shelf registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock and/or common stock. The Company has $250 million remaining available on its currently effective universal shelf registration statement.

Homebuilding:

   The Company has an $825 million unsecured revolving bank credit facility, consisting of a $775 million four-year revolving loan and a $50 million four-year letter of credit facility that matures in April 2002. Borrowings bear daily interest at rates based upon federal funds or the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company's ratio of debt to tangible net worth. In addition to the stated interest

                      D.R. HORTON, INC. AND SUBSIDIARIES
rates, the revolving credit facility requires the Company to pay certain fees. Under the debt covenants associated with the revolving credit facility, at September 30, 2000, the Company had additional borrowing capacity of $583 million. The Company also has a supplemental $25 million facility with the same maturity for use as standby letters of credit and a $10.9 million non-renewable letter of credit facility. The average interest rates of the unsecured bank debt at September 30, 1999 and 2000 were 6.3% and 7.4%, respectively.

   In September 2000, the Company issued $150 million principal amount of 9 3/4% Senior Subordinated Notes. The Notes, which are due September 15, 2010, with interest payable semi-annually, represent unsecured obligations of the Company. The 9 3/4% Senior Subordinated Notes are not redeemable except that 33.3% of the amount originally issued can be redeemed with proceeds of a public equity offering by the Company at a redemption price of 109.75% through September 15, 2003. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discount, is 9.9%.

   In March 2000, the Company issued $150 million principal amount of 10 1/2% Senior Notes due April 1, 2005. In June 2000, the Company issued an additional $50 million principal amount of its 10 1/2% Senior Notes due April 1, 2005. The notes bear interest payable semi-annually and represent unsecured obligations of the Company. The 10 1/2% Senior Notes are not redeemable except that 50% of the amount originally issued can be redeemed with proceeds of a public equity offering by the Company at a redemption price of 110.50% through April 1, 2003. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discount, is 10.9%.

   In February 1999, the Company issued $385 million principal amount of 8% Senior Notes. The Notes, which are due February 1, 2009, with interest payable semi-annually, represent unsecured obligations of the Company. The 8% Senior Notes are not redeemable except that 35% of the amount originally issued can be redeemed with proceeds of a public equity offering by the Company at a redemption price of 108% through February 1, 2002. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discount, is 8.3%.

   In June, 1997, the Company issued $150 million principal amount of 8 3/8% Senior Notes. The Notes, which are due June 15, 2004, with interest payable semi-annually, represent unsecured obligations of the Company. The 8 3/8% Senior Notes are not redeemable. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discount, is 8.7%.

   In April 1996, the Company issued $130,000,000 principal amount of 10% Senior Notes due April 15, 2006. In January 1997, the Company issued an additional $20,000,000 principal amount of its 10% Senior Notes due April 15, 2006. The notes bear interest payable semi-annually and represent unsecured obligations of the Company. The 10% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2001, at redemption prices decreasing from 105%. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discount, is 10.2 %.

   All series of Senior Notes are senior obligations of the Company and rank pari passu in right of payment to all existing and future unsecured indebtedness of the Company, and senior to all existing and future indebtedness expressly subordinated to them. The Senior Subordinated Notes rank behind all existing and future Senior Notes and bank credit facilities. Both the Senior and Senior Subordinated Notes are guaranteed by the majority of the Company's subsidiaries. Upon a change of control of the Company, holders of all series of the Notes have the right to require the Company to redeem such Notes at a price of 101% of the par amount, along with accrued and unpaid interest.

   The indentures of the bank credit facilities and the Senior and Senior Subordinated Notes contain covenants which, taken together, limit investments in inventory, stock repurchases, cash dividends and other restricted payments, incurrence of indebtedness, asset dispositions and creation of liens, and require certain levels of tangible net worth. At September 30, 2000, these covenants limit the additional debt the Company could incur to

                      D.R. HORTON, INC. AND SUBSIDIARIES

$652.2 million. Additionally, cash dividends paid on the Company's common stock and other restricted payments are limited to an amount not to exceed, on a cumulative basis, 50% of consolidated net income, as defined, subject to certain other adjustments. Pursuant to the most restrictive of these requirements, the Company had approximately $242.8 million available for the payment of dividends and other restricted payments at September 30, 2000.

   The Company uses interest rate swap agreements to help manage a portion of its interest rate exposure. The agreements convert a notional amount of $200 million from a variable rate to a fixed rate. These agreements are cancellable by a third party during periods where LIBOR exceeds 7%. The agreements expire at dates through September, 2008. The Company does not expect non-performance by the counter-party, a major U.S. bank, and any losses incurred in the event of non-performance are not expected to be material. Net payments or receipts under these agreements are recorded as adjustments to interest incurred. In December 1999, the Company entered an interest rate swap agreement to restore its balance of fixed and variable rate debt to historical levels. This agreement converts a notional amount of $148.5 million from a fixed to a variable rate. The Company receives 10% and pays 8.745% until April 15, 2001, and 90-day LIBOR plus 2.745% from then until the agreement matures on April 15, 2006. The agreement is cancellable by a third party anytime after April 15, 2001, if 90-day LIBOR is less than 7.255%. The Company does not expect non-performance by the counter-party, a major U.S. bank, and any losses in the event of non-performance are not expected to be material. As a result of these agreements, the Company incurred an additional net interest cost of $1.2 million in fiscal 1999 and a $3.6 million reduction of net interest costs in fiscal 2000.

   In November 1998, the Company converted the remainder of its 6 7/8% convertible subordinated notes to 5.6 million shares of common stock.

   Maturities of consolidated notes payable, assuming the revolving bank facility is not extended, are $117.1 million in 2001, $198.2 million in 2002, $151.1 million in 2004, $200.8 million in 2005 and $683.5 million thereafter.

Financial Services:

   The Company has a $175 million mortgage warehouse line payable to financial institutions, secured by mortgage loans held for sale, maturing August 2001 at the Eurodollar rate plus 1%. These notes payable enable the Company's wholly-owned subsidiary, CH Mortgage Company I, Ltd. to perform its loan origination and warehousing functions. The interest rates of the mortgage warehouse line payable at September 30, 1999 and 2000 were 6.4% and 7.6%, respectively.

NOTE C--ACQUISITIONS

   In fiscal 1998, 1999 and 2000, the Company made the following acquisitions:

   Company Acquired                         Date Acquired    Consideration
   ----------------                       ------------------ --------------
   C. Richard Dobson Builders, Inc.
   (Southeastern seaboard)                February 1998      $ 75.8 million

   Mareli Construction and Development,
    L.L.C.
   (Louisville) and RMP Properties, Inc.
    (Portland)                            May, June 1998     $ 25.2 million

   Cambridge Properties, Century Title    January, July 1999 $182.8 million

                      D.R. HORTON, INC. AND SUBSIDIARIES

   Consideration includes cash paid and assumption of certain accounts payable and notes payable, which were repaid subsequent to the acquisitions. In addition, the Company issued 2,555,911 shares of common stock, valued at $55 million, as partial consideration for the acquisition of Cambridge Properties.

   The Mareli Construction acquisition contains provisions for additional consideration to be paid annually for up to three years subsequent to the acquisition date. The additional consideration is based upon subsequent pretax income, adjusted for a preferential return to the Company. Such additional consideration will be recorded when paid as excess of cost over net assets acquired, which is amortized using the straight line method over the remaining amortization period for the related acquisition. All of the acquired companies are involved in homebuilding and land development except for Century Title, which conducts title agency services in Arizona. The Company has accounted for these acquisitions under the purchase method and has included the operations of the acquired businesses in its Consolidated Statements of Income since their acquisition.

   The following unaudited pro forma summaries of combined operations were prepared to illustrate the estimated effects of the 1998 and 1999 acquisitions of Cambridge, Dobson, Mareli, and RMP as if such acquisitions had occurred on the first day of fiscal 1998. Pro forma information for 1999 is not significantly different from historical results and is not presented. The pro forma information should be read in conjunction with the historical financial statements and notes thereto. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of the results which would have been obtained if the acquisitions had been effected throughout the period. The pro forma financial information is based upon the purchase method of accounting.

                                                              Year ended
                                                          September 30, 1998
                                                       -------------------------
                                                       (In thousands, except per
                                                            share amounts)
                                                              (Unaudited)
   Revenues...........................................        $2,442,196
   Net income.........................................            98,615
   Basic earnings per common share....................              1.62
   Diluted earnings per common share..................              1.45

NOTE D--STOCKHOLDERS' EQUITY

   On September 7, 2000, the Board of Directors declared a 9% common stock dividend, payable on September 29, 2000, to stockholders of record on September 18, 2000. The dividend was accounted for based on the fair value of the Company's stock on the date of declaration.

   The Company has a shelf registration statement with the Securities and Exchange Commission to issue, from time to time, up to 7.4 million shares of registered common stock in connection with future acquisitions.

   In November, 1998, the Board of Directors authorized the repurchase of up to $100 million each of the Company's common stock and senior debt securities, as market conditions warrant. Through September 30, 2000, the Company had repurchased $36.9 million (2,589,200 shares) of common stock in open market purchases under the stock repurchase plan.

                      D.R. HORTON, INC. AND SUBSIDIARIES

NOTE E--PROVISION FOR INCOME TAXES

   The provision for income taxes includes the following components (in thousands):

                                                    Year ended September 30,
                                                    ---------------------------
                                                     1998      1999      2000
                                                    -------  --------  --------
   Current provision (benefit):
     Federal....................................... $61,897  $ 97,707  $109,584
     State.........................................   6,938     9,792    11,862
                                                    -------  --------  --------
                                                     68,835   107,499   121,446
                                                    -------  --------  --------
   Deferred:
     Federal.......................................  (4,788)   (5,171)   (1,912)
     State.........................................   1,672     1,671    (2,029)
                                                    -------  --------  --------
                                                     (3,116)   (3,500)   (3,941)
                                                    -------  --------  --------
                                                    $65,719  $103,999  $117,505
                                                    =======  ========  ========

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These differences primarily relate to the following (in thousands):

                                                                 September 30,
                                                                ---------------
                                                                 1999    2000
                                                                ------- -------
   Deferred tax assets:
     Capitalization of costs in inventory for tax reporting.... $21,121 $24,489
     Warranty cost and other accruals..........................  10,715  14,031
     All other.................................................   3,064   3,636
                                                                ------- -------
   Total deferred tax assets...................................  34,900  42,156
   Total deferred tax liabilities..............................  11,224  14,539
                                                                ------- -------
   Net deferred tax asset...................................... $23,676 $27,617
                                                                ======= =======

   The difference between income tax expense and tax computed by applying the federal statutory income tax rate of 35% to income before taxes is due the following (in thousands):

                                                      Year ended September 30,
                                                      -------------------------
                                                       1998     1999     2000
                                                      ------- -------- --------
   Income taxes at federal statutory rate............ $55,685 $ 92,339 $108,228
   Increase (decrease) in tax resulting from:
     State income taxes, net.........................   6,182    8,036    7,838
     Non-deductible merger costs.....................   1,704       --       --
     Other...........................................   2,148    3,624    1,439
                                                      ------- -------- --------
   Provision for income taxes........................ $65,719 $103,999 $117,505
                                                      ======= ======== ========

NOTE F--EMPLOYEE BENEFIT PLANS

   The Company has 401(k) plans for Company employees. The Company matches portions of employees' voluntary contributions. Additional employer contributions in the form of profit sharing are at the discretion of the Company. Expenses for these Plans were $1,977,000, $2,272,000 and $3,124,000 for 1998, 1999 and 2000, respectively.

                      D.R. HORTON, INC. AND SUBSIDIARIES

   The Company's Supplemental Executive Retirement Plans (SERP's) are non-qualified deferred compensation programs that provide benefits payable to certain management employees upon retirement, death, or termination of employment with the Company. Under one SERP, the Company accrues an unfunded benefit based on a percentage of the eligible employees' salaries, as well as an interest factor based upon a predetermined formula. The Company recorded $698,000, $833,000 and $972,000 of expense for this plan in 1998, 1999 and
2000, respectively.

   Effective January 1, 1994, the Company adopted the D.R. Horton, Inc. Stock Tenure Plan (an Employee Stock Ownership Plan), covering those employees generally not participating in the stock option or SERP benefit plans. Contributions are made at the discretion of the Company. Expenses related to Company contributions of common stock to the Plan of $999,000 were recognized for 1998. No expenses were recognized in 1999 and 2000. Further contributions to the plan have been suspended.

   Effective January 15, 1999, the Company adopted the D.R. Horton, Inc. 1999 Employee Stock Purchase Plan which provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the date of purchase. Under the terms of the plan, the total fair market value of common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee's annual compensation or $25,000. Under the plan, employees of the Company purchased 10,750 shares for $144,000 in 1999 and 34,750 shares for $380,000 in 2000.

   The Company Stock Incentive Plans provide for the granting of stock options to certain key employees of the Company to purchase shares of common stock. Options are granted at exercise prices which approximate the market value of the Company's common stock at the date of the grant. Options generally expire 10 years after the dates on which they were granted. Options vest over periods of 4 to 10 years. There were 863,954 and 1,104,591 shares available for future grants under the Plans at September 30, 1999 and 2000, respectively. The Company issued a 9% stock dividend on September 29, 2000. The net effect of the dividend was to increase options outstanding by 345,664 shares.

   Activity under the Company Stock Incentive Plans are:

                                 1998                1999                2000
                          ------------------- ------------------- -------------------
                                     Weighted            Weighted            Weighted
                                     Average             Average             Average
                                     Exercise            Exercise            Exercise
                           Options    Price    Options    Price    Options    Price
                          ---------  -------- ---------  -------- ---------  --------
Stock Options
Outstanding at beginning
 of year................  3,544,295  $  8.16  4,747,614  $ 13.30  4,141,820  $ 13.44
Stock dividend..........         --       --         --       --    345,664       --
Granted.................  1,705,000    22.06    152,500    16.19    592,500    13.63
Exercised...............   (388,857)    6.46   (293,869)    7.04   (200,305)    9.11
Canceled................   (112,824)    7.83   (464,425)   16.91   (746,306)   14.20
                          ---------  -------  ---------  -------  ---------  -------
Outstanding at end of
 year...................  4,747,614  $ 13.30  4,141,820  $ 13.44  4,133,373  $ 12.42
                          =========  =======  =========  =======  =========  =======
Exercisable at end of
 year...................    968,608  $  6.80  1,122,709  $  9.23  1,408,631  $  9.33
                          =========  =======  =========  =======  =========  =======

   Exercise prices for options outstanding at September 30, 2000, ranged from $1.6550 to $20.8142

                      D.R. HORTON, INC. AND SUBSIDIARIES

   The weighted average remaining contractual lives of those options are:

                                Outstanding                 Exercisable
                        --------------------------- ---------------------------
                                  Weighted Weighted           Weighted Weighted
                                  Average  Average            Average  Average
                                  Exercise Maturity           Exercise Maturity
 Exercise Price Range    Options   Price   (Years)   Options   Price   (Years)
 --------------------   --------- -------- -------- --------- -------- --------
Less than $9........... 1,045,804 $  5.53    3.1      754,470  $ 5.33    3.0
$9--$18................ 1,813,141   10.87    7.2      389,509    9.62    5.8
More than $18.......... 1,274,428   20.27    7.8      264,652   20.27    7.8
                        --------- -------    ---    ---------  ------    ---
  Total................ 4,133,373 $ 12.42    6.3    1,408,631  $ 9.33    4.7
                        ========= =======    ===    =========  ======    ===

   The Company has elected to follow Accounting Principles Board Opinion No. 25, in accounting for its employee stock options. The exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, and therefore no compensation expense is recognized for the initial grants. SFAS No. 123 requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense for option awards granted in fiscal 1998, 1999 and 2000. Management believes the fiscal 1998, 1999 and 2000 pro forma amounts may not be representative of the effects of option awards on future pro forma net income and pro forma net income per share because options granted before 1996 are not considered in these calculations. Application of the fair value method, as specified by SFAS 123, would decrease net income by $815,000 ($0.01 per diluted share), $1,648,000 ($0.02 per diluted share) and $1,909,000 ($0.03 per diluted share) in 1998, 1999 and 2000, respectively.

   The weighted average fair value of grants made in 1998, 1999 and 2000 was $10.09, $8.85 and $7.14, respectively.

   The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

                                                            1998   1999   2000
                                                            -----  -----  -----
   Risk free interest rate.................................  4.82%  5.78%  6.00%
   Expected life (in years)................................   7.0    7.0    7.0
   Expected volatility..................................... 36.71% 49.50% 48.80%
   Expected dividend yield.................................   .38%   .70%  1.10%

                      D.R. HORTON, INC. AND SUBSIDIARIES

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

   The table below sets forth the carrying values and estimated fair values of the Company's financial instruments (in thousands).

                           September 30, 1999  September 30, 2000
                           ------------------  ------------------
                                    Estimated           Estimated
                           Carrying   Fair     Carrying   Fair
                            Value     Value     Value     Value
                           -------- ---------  -------- ---------
HOMEBUILDING:
Liabilities
  8% Senior notes......... $382,941 $346,500   $383,089 $358,050
  8 3/8% Senior notes.....  148,150  146,625    148,547  146,250
  9 3/4% Senior
   subordinated notes.....       --       --    148,821  147,750
  10% Senior notes........  147,278  151,497    147,398  151,497
  10 1/2% Senior notes....       --       --    199,343  207,000
Off-balance sheet
 financial instruments:
  Interest rate swaps.....       --    1,436         --    3,418
FINANCIAL SERVICES:
Assets
  Mortgage loans held for
   sale...................  113,786  115,607    119,581  121,562
Off-balance sheet
 financial instruments:
  Mandatory forward
   commitments............       --   (1,000)        --    1,300
  Commitments to originate
   loans..................       --    1,900         --    2,600

   The Company used the following methods and assumptions in estimating fair values:

   For cash and cash equivalents, the revolving credit facility, other notes payable and standby letters of credit the carrying amounts reported in the balance sheet or as reported in note (H) approximate fair values due to their short maturity or floating interest rate terms, as applicable.

   For the senior and senior subordinated notes, fair values represent quoted market prices on the exchange on which the securities are traded. For interest rate swaps, mortgage loans held for sale, loan commitments and forward contracts, the fair values are estimated based on quoted market prices for similar financial instruments.

NOTE H--COMMITMENTS AND CONTINGENCIES

   The Company is involved in lawsuits and other contingencies in the ordinary course of business. Management believes that, while the ultimate outcome of the contingencies cannot be predicted with certainty, the ultimate liability, if any, will not have a material adverse effect on the Company's financial position.

   In the ordinary course of business, the Company enters into option agreements to purchase land and developed lots. At September 30, 2000, cash deposits of approximately $29.0 million and promissory notes approximating $1.1 million secured the Company's performance under these agreements.

   Additionally, in the normal course of its business activities, the Company provides standby letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At September 30,

                      D.R. HORTON, INC. AND SUBSIDIARIES

2000, outstanding standby letters of credit were $82.0 million and performance bonds were $291.8 million. The Company has an additional capacity of $3.8 million for standby letters of credit under its revolving credit facility.

   The Company leases office space under noncancellable operating leases. Minimum annual lease payments under these leases at September 30, 2000 approximate (in thousands):

            2001................................ $  3,734
            2002................................    3,453
            2003................................    2,451
            2004................................    1,850
            2005................................    1,110
            Thereafter..........................      443
                                                 --------
                                                 $ 13,041
                                                 ========

   Rent expense approximated $4,674,000, $8,456,000 and $11,346,000 for fiscal 1998, 1999 and 2000, respectively.

                      D.R. HORTON, INC. AND SUBSIDIARIES

NOTE I--SUMMARIZED FINANCIAL INFORMATION

   The 8%, 8 3/8%, 10% and 10 1/2% Senior Notes and the 9 3/4% Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's direct and indirect subsidiaries (Guarantor Subsidiaries), other than financial services subsidiaries and certain other inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

                          Consolidating Balance Sheet

                              September 30, 2000

                                                     Non-Guarantor
                                                     Subsidiaries
                                                   -----------------
                             D.R.      Guarantor   Financial          Intercompany
                         Horton, Inc. Subsidiaries Services   Other   Eliminations    Total
                         ------------ ------------ --------- -------  ------------  ----------
         ASSETS
Homebuilding:
 Cash & cash
  equivalents...........  $   20,397   $   40,349  $     --  $ 1,052  $        --   $   61,798
 Advances to and
  investments in
  unconsolidated
  subsidiaries..........   1,862,988       14,653        --       --   (1,877,641)          --
 Inventories............     395,848    1,768,934        --   26,538         (289)   2,191,031
 Property & equipment
  (net).................       3,031       30,645        --    5,284           --       38,960
 Earnest money deposits
  & other assets........      44,463       86,134        --   28,773      (10,387)     148,983
 Excess of cost over
  net assets acquired
  (net).................          --      115,966        --       --           --      115,966
                          ----------   ----------  --------  -------  -----------   ----------
                           2,326,727    2,056,681        --   61,647   (1,888,317)   2,556,738
                          ----------   ----------  --------  -------  -----------   ----------
Financial services:
 Cash & cash
  equivalents...........          --           --    10,727       --           --       10,727
 Mortgage loans held
  for sale..............          --           --   119,581       --           --      119,581
 Other assets...........          --           --     7,531       --           --        7,531
                          ----------   ----------  --------  -------  -----------   ----------
                                  --           --   137,839       --           --      137,839
                          ----------   ----------  --------  -------  -----------   ----------
   Total Assets.........  $2,326,727   $2,056,681  $137,839  $61,647  $(1,888,317)  $2,694,577
                          ==========   ==========  ========  =======  ===========   ==========
  LIABILITIES & EQUITY
Homebuilding:
 Accounts payable and
  other liabilities.....  $  124,823   $  358,895  $     --  $ 2,355  $  (115,684)  $  370,389
 Advances from
  parent/unconsolidated
  subsidiaries..........      11,617    1,263,038        --   32,775   (1,307,430)          --
 Notes payable..........   1,220,724       24,861        --   10,222      (10,221)   1,245,586
                          ----------   ----------  --------  -------  -----------   ----------
                           1,357,164    1,646,794        --   45,352   (1,433,335)   1,615,975
                          ----------   ----------  --------  -------  -----------   ----------
Financial services:
 Accounts payable and
  other liabilities.....          --           --     9,388       --       (4,430)       4,958
 Advances from parent/
  unconsolidated
  subsidiaries..........          --           --     5,653       --       (5,653)          --
 Notes payable..........          --           --    98,817       --           --       98,817
                          ----------   ----------  --------  -------  -----------   ----------
                                  --           --   113,858       --      (10,083)     103,775
                          ----------   ----------  --------  -------  -----------   ----------
   Total Liabilities....   1,357,164    1,646,794   113,858   45,352   (1,443,418)   1,719,750
                          ----------   ----------  --------  -------  -----------   ----------
 Minority interest......          --           --        10    5,254           --        5,264
                          ----------   ----------  --------  -------  -----------   ----------
 Common stock...........         701            1         6    6,155       (6,162)         701
 Additional capital.....     537,145       84,794     2,299   10,129      (97,222)     537,145
 Retained earnings......     468,664      325,092    21,666   (5,243)    (341,515)     468,664
 Treasury stock.........     (36,947)          --        --       --           --      (36,947)
                          ----------   ----------  --------  -------  -----------   ----------
                             969,563      409,887    23,971   11,041     (444,899)     969,563
                          ----------   ----------  --------  -------  -----------   ----------
   Total Liabilities &
    Equity..............  $2,326,727   $2,056,681  $137,839  $61,647  $(1,888,317)  $2,694,577
                          ==========   ==========  ========  =======  ===========   ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES

                          Consolidating Balance Sheet

                               September 30, 1999

                                                     Nonguarantor
                                                     Subsidiaries
                                                   -----------------
                             D.R.      Guarantor   Financial          Intercompany
                         Horton, Inc. Subsidiaries Services   Other   Eliminations    Total
                         ------------ ------------ --------- -------  ------------  ----------
         ASSETS
Homebuilding:
 Cash & cash
  equivalents...........  $   66,777   $   53,468  $     --  $ 1,963  $        --   $  122,208
 Advances to and
  investments in
  unconsolidated
  subsidiaries..........   1,566,132       12,486        --    2,931   (1,581,549)          --
 Inventories............     321,494    1,520,444        --   24,357         (187)   1,866,108
 Property & equipment
  (net).................       2,422       28,740        --    5,810           --       36,972
 Earnest money deposits
  & other assets........      39,485       74,334        --   (1,746)     (15,266)      96,807
 Excess of cost over
  net assets acquired
  (net).................          --      112,456        --       --           --      112,456
                          ----------   ----------  --------  -------  -----------   ----------
                           1,996,310    1,801,928        --   33,315   (1,597,002)   2,234,551
                          ----------   ----------  --------  -------  -----------   ----------
Financial services:
 Cash & cash
  equivalents...........          --           --     6,360       --           --        6,360
 Mortgage loans held
  for sale..............          --           --   113,786       --           --      113,786
 Other assets...........          --           --     7,111       --           --        7,111
                          ----------   ----------  --------  -------  -----------   ----------
                                  --           --   127,257       --           --      127,257
                          ----------   ----------  --------  -------  -----------   ----------
   Total Assets.........  $1,996,310   $1,801,928  $127,257  $33,315  $(1,597,002)  $2,361,808
                          ==========   ==========  ========  =======  ===========   ==========
  LIABILITIES & EQUITY
Homebuilding:
 Accounts payable and
  other liabilities.....  $  114,560   $  341,881  $     --  $ 2,527  $   (93,462)  $  365,506
 Advances from
  parent/unconsolidated
  subsidiaries..........       9,042    1,137,437        --       --   (1,146,479)          --
 Notes payable..........   1,075,099       11,175        --   15,066      (15,067)   1,086,273
                          ----------   ----------  --------  -------  -----------   ----------
                           1,198,701    1,490,493        --   17,593   (1,255,008)   1,451,779
                          ----------   ----------  --------  -------  -----------   ----------
Financial services:
 Accounts payable and
  other liabilities.....          --           --     8,417       --       (5,149)       3,268
 Advances from
  parent/unconsolidated
  subsidiaries..........          --           --     2,238       --       (2,238)          --
 Notes payable..........          --           --   104,350       --           --      104,350
                          ----------   ----------  --------  -------  -----------   ----------
                                  --           --   115,005       --       (7,387)     107,618
                          ----------   ----------  --------  -------  -----------   ----------
   Total Liabilities....   1,198,701    1,490,493   115,005   17,593   (1,262,395)   1,559,397
                          ----------   ----------  --------  -------  -----------   ----------
 Minority interest......          --          665         4    4,133           --        4,802
                          ----------   ----------  --------  -------  -----------   ----------
 Common stock...........         643            1         6    6,155       (6,162)         643
 Additional capital.....     419,259       84,789     2,292   10,124      (97,205)     419,259
 Retained earnings......     400,111      225,980     9,950   (4,690)    (231,240)     400,111
 Treasury stock.........     (22,404)          --        --       --           --      (22,404)
                          ----------   ----------  --------  -------  -----------   ----------
                             797,609      310,770    12,248   11,589     (334,607)     797,609
                          ----------   ----------  --------  -------  -----------   ----------
   Total Liabilities &
    Equity..............  $1,996,310   $1,801,928  $127,257  $33,315  $(1,597,002)  $2,361,808
                          ==========   ==========  ========  =======  ===========   ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES

                       Consolidating Statement of Income

                         Year Ended September 30, 2000

                                                     Nonguarantor
                                                     Subsidiaries
                                                   -----------------
                             D.R.      Guarantor   Financial          Intercompany
                         Horton, Inc. Subsidiaries Services   Other   Eliminations   Total
                         ------------ ------------ --------- -------  ------------ ----------
Homebuilding:
 Revenues:
   Home sales...........  $ 548,963    $2,910,190   $    --  $36,938   $      --   $3,496,091
   Land/lot sales.......     15,860        92,222        --       --          --      108,082
                          ---------    ----------   -------  -------   ---------   ----------
                            564,823     3,002,412        --   36,938          --    3,604,173
 Cost of sales:
   Home sales...........    458,640     2,359,624        --   28,838        (695)   2,846,407
   Land/lot sales.......     19,590        75,112        --       --          --       94,702
                          ---------    ----------   -------  -------   ---------   ----------
                            478,230     2,434,736        --   28,838        (695)   2,941,109
 Gross profit:
   Home sales...........     90,323       550,566        --    8,100         695      649,684
   Land/lot sales.......     (3,730)       17,110        --       --          --       13,380
                          ---------    ----------   -------  -------   ---------   ----------
                             86,593       567,676        --    8,100         695      663,064
   Selling, general &
    administrative
    expenses............     84,679       265,615        --    7,102       3,008      360,404
   Interest expense.....     10,067           159        --      599        (598)      10,227
   Other (income).......   (317,377)       (3,241)       --    1,373     317,147       (2,098)
                          ---------    ----------   -------  -------   ---------   ----------
                            309,224       305,143        --     (974)   (318,862)     294,531
                          ---------    ----------   -------  -------   ---------   ----------
Financial services:
 Revenues...............         --            --    49,522       --          --       49,522
 Selling, general &
  administrative
  expenses..............         --            --    38,477       --      (3,007)      35,470
 Interest expense.......         --            --     5,616       --          --        5,616
 Other (income).........         --            --    (6,257)      --          --       (6,257)
                          ---------    ----------   -------  -------   ---------   ----------
                                 --            --    11,686       --       3,007       14,693
                          ---------    ----------   -------  -------   ---------   ----------
 Income before income
  taxes.................    309,224       305,143    11,686     (974)   (315,855)     309,224
 Provision for income
  taxes.................    117,505       115,954     4,441     (370)   (120,025)     117,505
                          ---------    ----------   -------  -------   ---------   ----------
 Net income.............  $ 191,719    $  189,189   $ 7,245  $  (604)  $(195,830)  $  191,719
                          =========    ==========   =======  =======   =========   ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES

                       Consolidating Statement of Income

                         Year Ended September 30, 1999

                                                     Nonguarantor
                                                     Subsidiaries
                                                   -----------------
                             D.R.      Guarantor   Financial         Intercompany
                         Horton, Inc. Subsidiaries Services   Other  Eliminations   Total
                         ------------ ------------ --------- ------- ------------ ----------
Homebuilding:
 Revenues:
   Homes sales..........  $ 543,233    $2,484,612   $    --  $27,187  $       --  $3,055,032
   Land/lot sales.......      8,463        55,465        --       --          --      63,928
                          ---------    ----------   -------  -------  ----------  ----------
                            551,696     2,540,077        --   27,187          --   3,118,960
 Cost of sales:
   Home sales...........    445,623     2,025,809        --   21,015        (334)  2,492,113
   Land/lot sales.......      8,374        48,009        --       --          --      56,383
                          ---------    ----------   -------  -------  ----------  ----------
                            453,997     2,073,818        --   21,015        (334)  2,548,496
 Gross profit:
   Home sales...........     97,610       458,803        --    6,172         334     562,919
   Land/lot sales.......         89         7,456        --       --          --       7,545
                          ---------    ----------   -------  -------  ----------  ----------
                             97,699       466,259        --    6,172         334     570,464
   Selling, general &
    administrative
    expenses............     74,016       230,910        --    4,654          18     309,598
   Interest expense.....     11,551           145        --    1,074        (752)     12,018
   Other (income).......   (251,694)       (1,443)       --      316     250,932      (1,889)
                          ---------    ----------   -------  -------  ----------  ----------
                            263,826       236,647        --      128    (249,864)    250,737
                          ---------    ----------   -------  -------  ----------  ----------
Financial services:
 Revenues...............         --            --    37,251       --          --      37,251
 Selling, general &
  administrative
  expenses..............         --            --    24,731       --         (18)     24,713
 Interest expense.......         --            --     4,433       --          --       4,433
 Other (income).........         --            --    (4,984)      --          --      (4,984)
                          ---------    ----------   -------  -------  ----------  ----------
                                 --            --    13,071       --          18      13,089
                          ---------    ----------   -------  -------  ----------  ----------
 Income before income
  taxes.................    263,826       236,647    13,071      128    (249,846)    263,826
 Provision for income
  taxes.................    103,999        93,285     5,153       50     (98,488)    103,999
                          ---------    ----------   -------  -------  ----------  ----------
 Net income.............  $ 159,827    $  143,362   $ 7,918  $    78  $ (151,358) $  159,827
                          =========    ==========   =======  =======  ==========  ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES

                       Consolidating Statement of Income

                         Year Ended September 30, 1998

                                                      Nonguarantor
                                                      Subsidiaries
                                                   ------------------
                             D.R.      Guarantor   Financial           Intercompany
                         Horton, Inc. Subsidiaries Services   Other    Eliminations   Total
                         ------------ ------------ --------- --------  ------------ ----------
Homebuilding:
 Revenues:
   Homes sales..........  $ 361,223    $1,762,611   $   --   $ 14,369   $       --  $2,138,203
   Land/lot sales.......      1,624        15,222       --         --           --      16,846
                          ---------    ----------   ------   --------   ----------  ----------
                            362,847     1,777,833       --     14,369           --   2,155,049
 Cost of sales:
   Home sales...........    310,717     1,422,010       --     11,554           --   1,744,281
   Land/lot sales.......      6,604         9,263       --         --           --      15,867
                          ---------    ----------   ------   --------   ----------  ----------
                            317,321     1,431,273       --     11,554           --   1,760,148
 Gross profit:
   Home sales...........     50,506       340,601       --      2,815           --     393,922
   Land/lot sales.......     (4,980)        5,959       --         --           --         979
                          ---------    ----------   ------   --------   ----------  ----------
                             45,526       346,560       --      2,815           --     394,901
   Selling, general &
    administrative
    expenses............     30,423       292,585       --      3,207     (104,309)    221,906
   Interest expense.....      8,608         4,296       --      1,116           --      14,020
   Other (income).......   (156,118)     (174,030)      --        691      324,512      (4,945)
                          ---------    ----------   ------   --------   ----------  ----------
                            162,613       223,709       --     (2,199)    (220,203)    163,920
                          ---------    ----------   ------   --------   ----------  ----------
 Financial services:
   Revenues.............         --            --   21,892         --           --      21,892
   Selling, general &
    administrative
    expenses............         --            --   15,244         --           --      15,244
   Interest expense.....         --            --    2,220         --           --       2,220
   Other (income).......         --            --   (2,668)        --           --      (2,668)
                          ---------    ----------   ------   --------   ----------  ----------
                                 --            --    7,096         --           --       7,096
                          ---------    ----------   ------   --------   ----------  ----------
   Merger costs.........      3,514         8,403       --         --           --      11,917
                          ---------    ----------   ------   --------   ----------  ----------
   Income before income
    taxes...............    159,099       215,306    7,096     (2,199)    (220,203)    159,099
   Provision for income
    taxes...............     65,719        88,936    2,931       (908)     (90,959)     65,719
                          ---------    ----------   ------   --------   ----------  ----------
   Net income...........  $  93,380    $  126,370   $4,165   $ (1,291)  $ (129,244) $   93,380
                          =========    ==========   ======   ========   ==========  ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES

                     Consolidating Statement of Cash Flows

                         Year Ended September 30, 2000

                                                        Nonguarantor
                                                        Subsidiaries
                                                     ------------------
                               D.R.      Guarantor   Financial           Intercompany
                           Horton, Inc. Subsidiaries Services   Other    Eliminations   Total
                           ------------ ------------ --------- --------  ------------ ---------
OPERATING ACTIVITIES
 Net income..............   $ 191,719    $ 189,189    $ 7,245  $   (604)  $(195,830)  $ 191,719
 Adjustments to reconcile
  net income to net cash
  provided by (used in)
  operating activities:
   Depreciation and
    amortization.........       1,535       18,527      1,141       757          --      21,960
   Amortization of debt
    premiums and fees....       2,532           --         --        --          --       2,532
   Changes in operating
    assets and
    liabilities:
     (Increase) decrease
      in inventories.....     (71,419)    (226,433)        --    (2,181)        102    (299,931)
     (Increase) decrease
      in earnest money
      deposits and other
      assets.............      (6,372)     (11,800)      (530)   (1,487)       (937)    (21,126)
     Increase in mortgage
      loans held for
      sale...............          --           --     (5,795)       --          --      (5,795)
     Increase (decrease)
      in accounts payable
      and other
      liabilities........      10,262       16,349        978       949     (25,445)      3,093
                            ---------    ---------    -------  --------   ---------   ---------
Net cash provided by
 (used in) operating
 activities..............     128,257      (14,168)     3,039    (2,566)   (222,110)   (107,548)
                            ---------    ---------    -------  --------   ---------   ---------
INVESTING ACTIVITIES
 Net purchases of
  property and
  equipment..............      (2,143)     (12,309)    (1,106)     (231)         --     (15,789)
 Net investments in
  venture capital
  entities...............          --           --         --   (29,032)         --     (29,032)
 Net cash paid for
  acquisitions...........          --      (11,633)        74        --          --     (11,559)
                            ---------    ---------    -------  --------   ---------   ---------
Net cash used in
 investing activities....      (2,143)     (23,942)    (1,032)  (29,263)         --     (56,380)
                            ---------    ---------    -------  --------   ---------   ---------
FINANCING ACTIVITIES
 Net change in notes
  payable................     141,552       (8,371)    (5,533)   (4,844)      4,846     127,650
 Increase (decrease) in
  intercompany payables..    (294,281)     221,156      8,593    35,762      28,770          --
 Repurchase of treasury
  stock..................     (14,543)          --         --        --          --     (14,543)
 Proceeds from stock
  associated with certain
  employee benefit
  plans..................         380           --         --        --          --         380
 Proceeds from exercise
  of stock options.......       3,686           --         --        --          --       3,686
 Cash
  dividends/distributions
  paid...................      (9,288)    (187,794)      (700)       --     188,494      (9,288)
                            ---------    ---------    -------  --------   ---------   ---------
Net cash (used in)
 provided by financing
 activities..............    (172,494)      24,991      2,360    30,918     222,110     107,885
                            ---------    ---------    -------  --------   ---------   ---------
Increase (decrease) in
 cash....................     (46,380)     (13,119)     4,367      (911)         --     (56,043)
Cash at beginning of
 year....................      66,777       53,468      6,360     1,963          --     128,568
                            ---------    ---------    -------  --------   ---------   ---------
Cash at end of year......   $  20,397    $  40,349    $10,727  $  1,052   $      --   $  72,525
                            =========    =========    =======  ========   =========   =========

                       D.R. HORTON, INC. AND SUBSIDIARIES

                     Consolidating Statement of Cash Flows

                         Year Ended September 30, 1999

                                                       Nonguarantor
                                                       Subsidiaries
                                                     ------------------
                               D.R.      Guarantor   Financial           Intercompany
                           Horton, Inc. Subsidiaries Services    Other   Eliminations   Total
                           ------------ ------------ ---------  -------  ------------ ---------
OPERATING ACTIVITIES
Net income...............   $ 159,827    $ 143,362   $  7,918   $    78   $(151,358)  $ 159,827
 Adjustments to reconcile
  net income to net
  cash provided by (used
  in) operating
  activities:
   Depreciation and
    amortization.........       1,856       17,029        714       694          --      20,293
   Amortization of debt
    premiums and
    fees.................       1,601           --         --        --          --       1,601
   Changes in operating
    assets and
    liabilities:
     (Increase) decrease
      in inventories.....     (35,674)    (350,406)        --       341         187    (385,552)
     (Increase) decrease
      in earnest money
      deposits and other
      assets.............      (4,268)     (18,358)      (313)    2,276      10,079     (10,584)
     Increase in mortgage
      loans held for
      sale...............          --           --    (41,461)       --          --     (41,461)
     Increase (decrease)
      in accounts payable
      and other
      liabilities........      16,265       71,549      5,978     2,809      (7,652)     88,949
                            ---------    ---------   --------   -------   ---------   ---------
Net cash provided by
 (used in) operating
 activities..............     139,607     (136,824)   (27,164)    6,198    (148,744)   (166,927)
                            ---------    ---------   --------   -------   ---------   ---------
INVESTING ACTIVITIES
 Net purchases of
  property and
  equipment..............      (1,656)     (14,811)    (1,702)   (1,441)         --     (19,610)
 Net investments in
  venture capital
  entities...............          --           --         --      (250)         --        (250)
 Net cash paid for
  acquisitions...........          --       (5,598)    (1,353)       --          --      (6,951)
                            ---------    ---------   --------   -------   ---------   ---------
Net cash used in
 investing activities          (1,656)     (20,409)    (3,055)   (1,691)         --     (26,811)
                            ---------    ---------   --------   -------   ---------   ---------
FINANCING ACTIVITIES
 Net change in notes
  payable................     316,918     (109,790)    75,457     4,015     (15,067)    271,533
 Increase (decrease) in
  intercompany
  payables...............    (425,329)     461,491    (47,020)   (7,078)     17,936          --
 Repurchase of treasury
  stock..................     (22,404)          --         --        --          --     (22,404)
 Proceeds from stock
  associated with certain
  employee benefit
  plans..................         150           --         --        --          --         150
 Proceeds from exercise
  of stock options.......       3,364           --         --        --          --       3,364
 Cash
  dividends/distributions
  paid...................      (7,091)    (141,000)    (4,875)       --     145,875      (7,091)
                            ---------    ---------   --------   -------   ---------   ---------
Net cash (used in)
 provided by financing
 activities..............    (134,392)     210,701     23,562    (3,063)    148,744     245,552
                            ---------    ---------   --------   -------   ---------   ---------
Increase (decrease) in
 cash....................       3,559       53,468     (6,657)    1,444          --      51,814
Cash at beginning of
 year....................      63,218           --     13,017       519          --      76,754
                            ---------    ---------   --------   -------   ---------   ---------
Cash at end of year......   $  66,777    $  53,468   $  6,360   $ 1,963   $      --   $ 128,568
                            =========    =========   ========   =======   =========   =========

                       D.R. HORTON, INC. AND SUBSIDIARIES

                     Consolidating Statement of Cash Flows

                         Year Ended September 30, 1998

                                                       Nonguarantor
                                                       Subsidiaries
                                                     ------------------
                               D.R.      Guarantor   Financial           Intercompany
                           Horton, Inc. Subsidiaries Services    Other   Eliminations   Total
                           ------------ ------------ ---------  -------  ------------ ---------
OPERATING ACTIVITIES
 Net income..............   $  93,380    $ 126,370   $  4,165   $(1,291)  $(129,244)  $  93,380
 Adjustments to reconcile
  net income to net
  cash provided by (used
  in) operating
  activities:
   Depreciation and
    amortization.........       1,743        6,917        352       388          --       9,400
   Amortization of debt
    premiums and
    fees.................       1,452           --         --        --          --       1,452
   Expense associated
    with issuance of
    stock under employee
    benefit plans........         999           --         --        --          --         999
   Changes in operating
    assets and
    liabilities:
     (Increase) decrease
      in inventories.....     (50,509)    (209,539)        --    (1,141)         --    (261,189)
     (Increase) decrease
      in earnest money
      deposits and other
      assets.............     (15,771)      (4,501)    (1,191)       37       4,373     (17,053)
     Increase in mortgage
      loans held for
      sale...............          --           --    (38,253)       --          --     (38,253)
     Increase (decrease)
      in accounts payable
      and other
      liabilities........      56,199      123,109        917    (2,016)    (90,657)     87,552
                            ---------    ---------   --------   -------   ---------   ---------
Net cash provided by
 (used in) operating
 activities..............      87,493       42,356    (34,010)   (4,023)   (215,528)   (123,712)
                            ---------    ---------   --------   -------   ---------   ---------
INVESTING ACTIVITIES
 Net purchases of
  property and
  equipment..............      (1,848)      (5,295)      (677)   (5,347)         --     (13,167)
 Net cash paid for
  acquisitions...........          --      (34,035)        --        --          --     (34,035)
                            ---------    ---------   --------   -------   ---------   ---------
Net cash used in
 investing activities          (1,848)     (39,330)      (677)   (5,347)         --     (47,202)
                            ---------    ---------   --------   -------   ---------   ---------
FINANCING ACTIVITIES
 Net change in notes
  payable................     487,499     (335,285)    10,197     6,826          --     169,237
 Increase (decrease) in
  intercompany payables..    (530,430)     404,505     44,386     2,335      79,204          --
 Proceeds from stock
  associated with certain
  employee benefit
  plans..................         483           --         --        --          --         483
 Proceeds from exercise
  of stock options.......       4,433           --         --        --          --       4,433
 Cash
  dividends/distributions
  paid...................      (4,713)    (124,874)   (11,450)       --     136,324      (4,713)
                            ---------    ---------   --------   -------   ---------   ---------
Net cash (used in)
 provided by financing
 activities..............     (42,728)     (55,654)    43,133     9,161     215,528     169,440
                            ---------    ---------   --------   -------   ---------   ---------
Increase (decrease) in
 cash....................      42,917      (52,628)     8,446      (209)         --      (1,474)
Cash at beginning of
 year....................      20,301       52,628      4,571       728          --      78,228
                            ---------    ---------   --------   -------   ---------   ---------
Cash at end of year......   $  63,218    $      --   $ 13,017   $   519   $      --   $  76,754
                            =========    =========   ========   =======   =========   =========

                      D.R. HORTON, INC. AND SUBSIDIARIES

NOTE J--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations are (in thousands, except for per share amounts):

                                                        2000
                                     ------------------------------------------
                                                 Three Months Ended
                                     ------------------------------------------
                                     September 30 June 30  March 31 December 31
                                     ------------ -------- -------- -----------
Revenues............................  $1,086,675  $959,216 $798,864  $808,940
Gross profit........................     195,843   172,502  143,792   150,927
Net income..........................      61,686    48,067   39,434    42,532
Basic earnings per common share.....        0.91      0.71     0.59      0.62
Diluted earnings per common share...        0.90      0.71     0.58      0.62

                                                        1999
                                     ------------------------------------------
                                                 Three Months Ended
                                     ------------------------------------------
                                     September 30 June 30  March 31 December 31
                                     ------------ -------- -------- -----------
Revenues............................  $  953,550  $842,950 $699,081  $660,630
Gross profit........................     171,791   154,317  122,308   122,048
Net income..........................      49,378    44,334   33,420    32,695
Basic earnings per common share.....        0.71      0.63     0.48      0.50
Diluted earnings per common share...        0.70      0.63     0.48      0.48

NOTE K--TRANSACTIONS WITH RELATED PARTIES

   One of the Company's directors is the beneficial owner of EVP Capital, L.P., a general partner of Encore Venture Partners II (Texas), L.P. ("Encore"), the Company affiliate formed in fiscal 2000 to invest, along with Encore Venture Partners, L.P. and Encore Venture Partners II (California), in technology, start-up and emerging growth companies. He is also a limited partner of Encore. Pursuant to Encore's limited partnership agreement, partnership overhead expenses are borne by a limited partner owned by the Company, and EVP Capital, L.P. is paid an annual management fee, currently equal to 2.5% of the capital committed to Encore, not to exceed $1.25 million per year. For the year ended September 30, 2000, such management fee equaled approximately $677,000. In addition, EVP Capital, L.P. is entitled to 5% of the net profits of Encore after payment of a 10% preferred return on the capital contributed by the other partners. As of September 30, 2000, Encore had made investments totaling approximately $6.7 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is set forth under the caption "Election of Directors" at pages 2 through 4, and the caption "Section 16(a) Beneficial Ownership Reporting Compliance" at page 21, of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 25, 2001 and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is set forth under the caption "Executive Compensation" at page 14 through "Compensation Committee Interlocks and Insider Participation" at page 16 of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 25, 2001 and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is set forth under the caption "Beneficial Ownership of Common Stock" at pages 12 and 13 of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 25, 2001 and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is set forth under the caption "Executive Compensation--Transactions with Management" at pages 15 and 16 of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 25, 2001 and incorporated herein by reference.

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

     3. Exhibits:

 Exhibit
 Number                                  Exhibit
 -------                                 -------
  2.1    Agreement and Plan of Merger, dated as of December 18, 1997, by and between the Registrant and Continental Homes Holding Corp. The
         Registrant agrees to furnish supplementally a copy of omitted schedules to the Commission upon request (1)

  3.1    Amended and Restated Certificate of Incorporation, as amended (2)

  3.2    Amended and Restated Bylaws (3)

  4.1    See Exhibits 3.1 and 3.2

  4.2 Indenture, dated as of June 9, 1997, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (4)

  4.3    First Supplemental Indenture, dated as of June 9, 1997, among the
         Registrant, the guarantors named therein and American Stock Transfer &
         Trust Company, as Trustee (5)

  4.4 Second Supplemental Indenture, dated as of September 30, 1997, among the Registrant, the guarantors named therein and American Stock
         Transfer & Trust Company, as Trustee (6)

  4.5    Third Supplemental Indenture, dated as of April 17, 1998, among the
         Registrant, the guarantors named therein and American Stock Transfer &
         Trust Company, as Trustee (7)

  4.6    Fourth Supplemental Indenture, dated as of April 20, 1998, among the
         Registrant, the guarantors named therein and American Stock Transfer &
         Trust Company, as Trustee (8)

  4.7    Fifth Supplemental Indenture, dated as of August 31, 1998, among the
         Registrant, the guarantors named therein and American Stock Transfer &
         Trust Company, as Trustee (9)

  4.8    Sixth Supplemental Indenture, dated as of February 4, 1999, among the
         Registrant, the guarantors named therein and American Stock Transfer &
         Trust Company, as Trustee (10)

  4.9    Seventh Supplemental Indenture, dated as of August 31, 1999, among the
         Registrant, the guarantors named therein and American Stock Transfer &
         Trust Company, as Trustee (11)

  4.10   Eighth Supplemental Indenture, dated as of March 21, 2000, among the
         Registrant, the guarantors named therein and American Stock Transfer &
         Trust Company, as Trustee (12)

  4.11   Ninth Supplemental Indenture, dated as of March 31, 2000, among the
         Registrant, the guarantors named therein and American Stock Transfer &
         Trust Company, as Trustee (13)

  4.12   Tenth Supplemental Indenture, dated as of June 5, 2000, among the
         Registrant, the guarantors named therein and American Stock Transfer &
         Trust Company, as Trustee (14)

  4.13 Indenture, dated as of September 11, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (15)

 Exhibit
 Number                                  Exhibit
 -------                                 -------
  4.14   First Supplemental Indenture, dated as of September 11, 2000, among the Registrant, the guarantors named therein and American Stock
         Transfer & Trust Company, as Trustee (16)

  4.15   Indenture, dated as of April 15, 1996, between Continental and First
         Union National Bank, as Trustee (17)

  4.16   First Supplemental Indenture, dated as of April 20, 1998, among the
         Registrant, the guarantors named therein and First Union National
         Bank, as Trustee (18)

  4.17   Second Supplemental Indenture, dated as of August 31, 1998, among the
         Registrant, the guarantors named therein and First Union National
         Bank, as Trustee (19)

  4.18   Third Supplemental Indenture, dated as of August 31, 1999, among the
         Registrant, the guarantors named therein and First Union National
         Bank, as Trustee (20)

 10.1 Form of Indemnification Agreement between the Registrant and each of its directors and schedules of substantially identical documents (21)

 10.2    D.R. Horton, Inc. 1991 Stock Incentive Plan (22)(23)

 10.2a   Amendment No. 1 to 1991 Stock Incentive Plan (22)(23)

 10.2b   Amendment No. 2 to 1991 Stock Incentive Plan (22)(23)

 10.2c   Amendment No. 3 to 1991 Stock Incentive Plan (23)(24)

 10.2d   Amendment No. 4 to 1991 Stock Incentive Plan (23)(24)

 10.2e   Amendment No. 5 to 1991 Stock Incentive Plan (23)(25)

 10.2f   Amendment No. 6 to 1991 Stock Incentive Plan (23)(26)

 10.3    Form of Non-Qualified Stock Option Agreement (Term Vesting)(23)(27)

         Form of Non-Qualified Stock Option Agreement (Performance Vesting)(23)
 10.4    (28)

 10.5    Form of Incentive Stock Option Agreement (Term Vesting)(23)(28)

 10.6    Form of Incentive Stock Option Agreement (Performance Vesting)(23)(28)

 10.7    Form of Restricted Stock Agreement (Term Vesting)(23)(28)

 10.8    Form of Restricted Stock Agreement (Performance Vesting)(23)(28)

 10.9    Form of Stock Appreciation Right Agreement (Term Vesting)(23)(28)

 10.10   Form of Stock Appreciation Right Agreement (Performance
         Vesting)(23)(28)

 10.11   Form of Stock Appreciation Right Notification (Tandem)(23)(28)

 10.12   Form of Performance Share Notification (23)(28)

 10.13   Form of Performance Unit Notification (23)(28)

 10.14   D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 1
         (23)(29)

 10.15   D.R. Horton, Inc. Supplemental Executive Retirement Trust No. 1
         (23)(29)

 10.16   D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 2
         (23)(29)

 10.17 Continental Homes Holding Corp. 1988 Stock Incentive Plan (as amended and restated June 20, 1997)(23)(30)

 10.18 Restated Continental Homes Holding Corp. 1986 Stock Incentive Plan, and the First Amendment thereto dated June 17, 1987(23)(31)

 10.19   Form of Stock Option Agreement pursuant to Continental's 1986 and 1988
         Stock Incentive Plans (23)(32)

 10.20   The D.R. Horton, Inc. 2000 Incentive Bonus Plan (23)(33)


 Exhibit
 Number                                  Exhibit
 -------                                 -------
 10.21   First Amendment to Non-Qualified Stock Option Agreements, dated as of
         March 15, 2000, between the Registrant and Richard Beckwitt (23)(34)

 10.22 Letter Agreement concerning partial bonus under Incentive Bonus Plan, dated March 15, 2000, between the Registrant and Richard Beckwitt
         (23)(35)

 10.23   Limited Partnership Agreement of Encore Venture Partners II (Texas),
         L.P., dated as of March 21, 2000, among GP-Encore, Inc. (formerly,
         Encore I, Inc.), Encore II, Inc., EVP Capital, L.P. (formerly, Encore
         Capital (Texas), L.P.) and Richard Beckwitt (23)(36)

 10.24 Amended and Restated Master Loan and Inter-Creditor Agreement dated as of July 1, 1999, among D.R. Horton, Inc., as Borrower; NationsBank,
         N.A., Bank of America National Trust and Savings Association, Fleet
         National Bank, Bank United, Comerica Bank, Credit Lyonnais New York
         Branch, Societe Generale, Southwest Agency, The First National Bank of
         Chicago, PNC Bank, National Association, Amsouth Bank, Bank One,
         Arizona, NA, First American Bank Texas, SSB, Harris Trust and Savings
         Bank, Sanwa Bank California, Norwest Bank Arizona, National
         Association, Wachovia Mortgage Company and Summit Bank, as Banks; and
         NationsBank, N.A., as Administrative Agent (37)

 10.25   Credit Agreement dated as of August 13, 1999, among CH Mortgage
         Company I, Ltd., as Borrower; U.S. Bank National Association,
         Residential Funding Corporation, Hibernia Bank, First Union National
         Bank, and National City Bank of Kentucky, as Lenders and U.S. Bank
         National Association, as Agent (38)

 21.1    Subsidiaries of D.R. Horton, Inc. (39)

 23.1    Consent of Ernst & Young LLP, Fort Worth, Texas (39)

 27      Financial Data Schedule for year ended September 30, 2000 (39)

--------
(1) Incorporated by reference from Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-44279), filed with the Commission on January 15, 1998.
(2) Incorporated by reference from Exhibit 4.2 to the Registrant's registration statement (No. 333-76175) on Form S-3, filed with the Commission on April 13, 1999.
(3) Incorporated by reference from Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the Commission on February 12, 1999.
(4) Incorporated by reference from Exhibit 4.1(a) to the Registrant's Registration Statement on Form S-3 (No. 333-27521), filed with the Commission on May 21, 1997.
(5) Incorporated by reference from Exhibit 4.1 to the Registrant's Form 8-K/A dated April 1, 1997, filed with the Commission on June 6, 1997.
(6) Incorporated by reference from Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 8, 1997.
(7) Incorporated by reference from Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with Commission on May 14, 1998.
(8) Incorporated by reference from Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with Commission on May 14, 1998.
(9) Incorporated by reference from Exhibit 4.7 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1998, filed with the Commission on December 10, 1998.
(10) Incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated February 2, 1999, filed with the Commission on February 2, 1999.
(11) Incorporated by reference from Exhibit 4.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the Commission on December 10, 1999.
(12) Incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on March 17, 2000.
(13) Incorporated by reference from Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Commission on May 12, 2000.
(14) Incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on June 6, 2000.

(15) Incorporated by reference from Exhibit 4.1(a) to the Registrant's Current Report on Form 8-K, filed with the Commission on September 7, 2000.
(16) Incorporated by reference from Exhibit 4.1(b) to the Registrant's Current Report on Form 8-K, filed with the Commission on September 7, 2000.
(17) Incorporated by reference from Exhibit 4.1 to Continental's Annual Report on Form 10-K for the year ended May 31, 1996. The Commission file number for Continental is 1-10700.

(18) Incorporated by reference from Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with Commission on May 14, 1998.
(19) Incorporated by reference from Exhibit 4.10 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1998, filed with Commission on December 10, 1998.
(20) Incorporated by reference from Exhibit 4.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with Commission on December 10, 1999.
(21) Incorporated by reference from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission on November 22, 1995 (file number 1-14122); and
      Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 6, 1998.
(22) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-46554) declared effective by the Commission on June 4, 1992.
(23)  Management contract or compensatory plan arrangement.
(24) Incorporated by reference from the Registrant's Annual Report Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission on December 9, 1994 (file number 1-14122).
(25) Incorporated by reference from Exhibit 10.2e to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission on November 22, 1995 (file number 1-14122).
(26) Incorporated by reference from Exhibit 10.2f to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 8, 1997.
(27) Incorporated by reference from Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (Registration No. 3-81856), filed with the Commission on July 22, 1994.
(28) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed with the Commission on March 29, 1993.
(29) Incorporated by reference from the Registrant's Transitional Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the Commission on December 28, 1993 (file number 1-14122).
(30) Incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 6, 1998.
(31) Incorporated by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 6, 1998.
(32) Incorporated by reference from Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 6, 1998.
(33) Incorporated by reference from Exhibit A to the Registrant's Proxy Statement, filed with the Commission on December 10, 1999.
(34) Incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the commission on May 12, 2000.
(35) Incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Commission on May 12, 2000.
(36) Incorporated by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Commission on May 12, 2000.
(37) Incorporated by reference from Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed with the Commission on December 10, 1999.
(38) Incorporated by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed with the Commission on December 10, 1999.
(39)  Filed herewith.
(b) The following reports were filed on Form 8-K by the Registrant during the quarter ended September 30, 2000:

   On September 7, 2000, the Company filed a Current Report on Form 8-K (Items 5 and 7), which filed an underwriting agreement, an indenture, a supplemental indenture and a statement of computation of ratio of earnings to fixed changes, all relating to the offering and issuance of $150 million principal amount of the Registrant's 10 1/2% Senior Subordinated Notes, due 2010.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date: December 13, 2000             D.R. HORTON, INC.

                                          By:      /s/ Donald R. Horton
                                             ----------------------------------
                                                     Donald R. Horton,
                                                   Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Donald R. Horton          Chairman of the Board       December 13, 2000
______________________________________  (Principal Executive
           Donald R. Horton             Officer)

       /s/ Bradley S. Anderson         Director                    December 13, 2000
______________________________________
         Bradley S. Anderson

         /s/ Richard Beckwitt          Director                    December 13, 2000
______________________________________
           Richard Beckwitt

         /s/ Samuel R. Fuller          Executive Vice President,   December 13, 2000
______________________________________  Treasurer, Chief
           Samuel R. Fuller             Financial Officer and
                                        Director (Principal
                                        Financial Officer and
                                        Principal Accounting
                                        Officer)

        /s/ Richard I. Galland         Director                    December 13, 2000
______________________________________
          Richard I. Galland

        /s/ Richard L. Horton          Director                    December 13, 2000
______________________________________
          Richard L. Horton

        /s/ Terrill J. Horton          Director                    December 13, 2000
______________________________________
          Terrill J. Horton

         /s/ Francine I. Neff          Director                    December 13, 2000
______________________________________
           Francine I. Neff

          /s/ Scott J. Stone           Director                    December 13, 2000
______________________________________
            Scott J. Stone

        /s/ Donald J. Tomnitz          Vice Chairman, Chief        December 13, 2000
______________________________________  Executive Officer,
          Donald J. Tomnitz             President, and Director

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                             CORPORATE INFORMATION

   D.R. Horton, Inc., one of the largest homebuilders in the United States, builds high quality single-family homes designed principally for the entry-level and move-up markets. Founded in 1978, the Company operates in 23 states and 39 markets, with a geographic presence in the Midwest, Mid-Atlantic, Southeast, Southwest, and Western regions of the United States. The Company builds and sells homes under the trade names D.R. Horton, Arappco, Cambridge, Continental, Dobson, Mareli, Milburn, Regency, SGS Communities, Torrey and Trimark.

   Horton has established a unique marketing niche, offering a broader selection of homes that typically have more amenities and greater design flexibility than homes offered by volume builders, at prices that are generally more affordable than those charged by local custom builders. Horton homes range in size from 1,000 to 5,000 square feet and are priced from $60,000 to $800,000. For the year ended September 30, 2000, the Company closed 19,144 homes with an average sales price of approximately $182,600.

THE BOARD OF DIRECTORS

Donald R. Horton                             Transfer Agent and Registrar
Chairman


                                             American Stock Transfer & Trust
Bradley S. Anderson                       Co.
Senior Vice President of                     New York, NY
CB Richard Ellis, Inc. (1) (2)               (800) 937-5449


Richard Beckwitt                             Investor Relations
Principal of Encore Venture

Partners II (Texas), L.P.                    Stacey Dwyer

                                             D.R. Horton, Inc.
Richard I. Galland                           1901 Ascension Blvd., Suite 100
Former Chief Executive Officer and           Arlington, Texas 76006
Chairman of Fina, Inc. (1) (2)               (817) 856-8200


Richard L. Horton                            Annual Meeting
Former Vice President--Dallas/Fort
Worth

                                             January 25, 2001 9:30 a.m. C.S.T.
East Division


                                             At the Corporate Offices of
Terrill J. Horton                            D.R. Horton, Inc.
Former Vice President--Dallas/Fort           1901 Ascension Blvd., Suite 100
Worth                                        Arlington, Texas 76006
North Division


                                             Public Debt Ratings
Francine I. Neff

Former Treasurer of the United               Senior:
States (1) (2)                               BB -- Standard & Poors
                                          Corporation

Scott J. Stone                               Ba1 -- Moody's Investors Service
Former Vice President --Eastern
Region

                                             Senior Subordinated:

                                             B+ -- Standard & Poors
Donald J. Tomnitz                         Corporation
Vice Chairman, President and Chief           Ba3 -- Moody's Investors Service
Executive Officer

Samuel R. Fuller
Executive Vice President, Treasurer
and Chief
Financial Officer
--------
(1) Audit Committee Member
(2) Compensation Committee Member