Form 10-Q
period 2000-12-31
HORTON D R INC /DE/
filed 2001-02-13
CIK 882184

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


(Mark One)

 x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2000
                               -----------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
For the Transition Period From _____________ To _____________


Commission file number 1-14122
                       -------

                                D.R. HORTON, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      DELAWARE                          75-2386963
          -------------------------------           -------------------
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)           Identification No.)


             1901 Ascension Blvd., Suite 100, Arlington, Texas 76006
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (817) 856-8200
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)


          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

    Common stock, $.01 par value -- 67,947,282 shares as of February 5, 2001

                         This Report contains 22 pages.

                                      INDEX

                                D.R. HORTON, INC.


PART I.  FINANCIAL INFORMATION.                                                                     Page
                                                                                                    ----


ITEM 1.    Financial Statements.

           Consolidated Balance Sheets-December 31, 2000 and September 30, 2000.                       3

           Consolidated Statements of Income--Three Months Ended December 31,
                 2000 and 1999.                                                                        4

           Consolidated Statement of Stockholders' Equity-Three Months Ended
                 December 31, 2000.                                                                    5

           Consolidated Statements of Cash Flows-Three Months Ended December 31,
                 2000 and 1999.                                                                        6

           Notes to Consolidated Financial Statements.                                              7-14

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                   15-19

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.                                20


PART II.  OTHER INFORMATION.

ITEM 6.    Exhibits and Reports on Form 8-K.                                                          21


SIGNATURES.                                                                                           22

                       D.R. HORTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                        DECEMBER 31,         SEPTEMBER 30,
                                                                                            2000                 2000
                                                                                       ---------------      ---------------
                                                                                                 (IN THOUSANDS)
                                                                                         (UNAUDITED)

                                                         ASSETS

HOMEBUILDING:
Cash .............................................................................     $        62,828      $        61,798
Inventories:
     Finished homes and construction in progress .................................           1,160,965            1,095,636
     Residential lots  - developed and under development .........................           1,227,604            1,092,571
     Land held for development ...................................................               2,824                2,824
                                                                                       ---------------      ---------------
                                                                                             2,391,393            2,191,031
Property and equipment (net) .....................................................              38,102               38,960
Earnest money deposits and other assets ..........................................             155,318              148,983
Excess of cost over net assets acquired (net) ....................................             115,311              115,966
                                                                                       ---------------      ---------------
                                                                                             2,762,952            2,556,738
                                                                                       ---------------      ---------------
FINANCIAL SERVICES:
Cash .............................................................................              16,300               10,727
Mortgage loans held for sale .....................................................              96,259              119,581
Other assets .....................................................................               9,212                7,531
                                                                                       ---------------      ---------------
                                                                                               121,771              137,839
                                                                                       ---------------      ---------------
                                                                                       $     2,884,723      $     2,694,577
                                                                                       ===============      ===============
                                                      LIABILITIES

HOMEBUILDING:
Accounts payable and other liabilities ...........................................     $       367,541      $       370,389
Notes payable:
     Unsecured:
          Revolving credit facility due 2002 .....................................             327,000              192,000
          8 3/8% senior notes due 2004, net ......................................             148,646              148,547
          10 1/2% senior notes due 2005, net .....................................             199,365              199,343
          10% senior notes due 2006, net .........................................             147,448              147,398
          8% senior notes due 2009, net ..........................................             383,131              383,089
          9 3/4% senior subordinated notes due 2010, net .........................             148,852              148,821
     Other secured ...............................................................              52,278               26,388
                                                                                       ---------------      ---------------
                                                                                             1,406,720            1,245,586
                                                                                       ---------------      ---------------
                                                                                             1,774,261            1,615,975
                                                                                       ---------------      ---------------
FINANCIAL SERVICES:
Accounts payable and other liabilities ...........................................               3,833                4,958
Notes payable to financial institutions ..........................................              78,247               98,817
                                                                                       ---------------      ---------------
                                                                                                82,080              103,775
                                                                                       ---------------      ---------------
                                                                                             1,856,341            1,719,750
                                                                                       ---------------      ---------------
Minority interest ................................................................               8,210                5,264
                                                                                       ---------------      ---------------

                                                  STOCKHOLDERS' EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares
     issued ......................................................................                  --                   --
Common stock, $.01 par value, 200,000,000 shares authorized, 70,320,663 at
     December 31, 2000 and 70,074,110 at September 30, 2000,
     issued and outstanding ......................................................                 703                  701
Additional capital ...............................................................             540,593              537,145
Retained earnings ................................................................             515,823              468,664
Treasury stock, 2,589,200 shares at December 31, 2000 and September 30,
     2000, at cost ...............................................................             (36,947)             (36,947)
                                                                                       ---------------      ---------------
                                                                                             1,020,172              969,563
                                                                                       ---------------      ---------------
                                                                                       $     2,884,723      $     2,694,577
                                                                                       ===============      ===============

          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                              THREE MONTHS
                                                                                            ENDED DECEMBER 31,
                                                                                  -------------------------------------
                                                                                        2000                  1999
                                                                                  ----------------      ---------------
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                  -------------------------------------
                                                                                                (UNAUDITED)
HOMEBUILDING:
Revenues
   Home sales ................................................................     $       856,077      $       782,372
   Land/lot sales ............................................................              17,477               15,192
                                                                                   ---------------      ---------------
                                                                                           873,554              797,564
                                                                                   ---------------      ---------------
Cost of sales
   Home sales ................................................................             689,899              635,832
   Land/lot sales ............................................................              13,432               10,805
                                                                                   ---------------      ---------------
                                                                                           703,331              646,637
                                                                                   ---------------      ---------------
Gross profit
   Home sales ................................................................             166,178              146,540
   Land/lot sales ............................................................               4,045                4,387
                                                                                   ---------------      ---------------
                                                                                           170,223              150,927

Selling, general and administrative expense ..................................              91,898               82,697
Interest expense .............................................................               2,906                3,295
Other expense (income) .......................................................               3,314                  (81)
                                                                                   ---------------      ---------------
                                                                                            72,105               65,016
                                                                                   ---------------      ---------------
FINANCIAL SERVICES:
Revenues .....................................................................              14,109               11,376
Selling, general and administrative expense ..................................              10,137                7,975
Interest expense .............................................................               1,132                1,549
Other (income) ...............................................................              (1,416)              (1,733)
                                                                                   ---------------      ---------------
                                                                                             4,256                3,585
                                                                                   ---------------      ---------------
   INCOME BEFORE INCOME TAXES ................................................              76,361               68,601
Provision for income taxes ...................................................              28,636               26,069
                                                                                   ---------------      ---------------
Income before cumulative effect of change in accounting principle ............              47,725               42,532
Cumulative effect of change in accounting principle, net of income
   taxes .....................................................................               2,136                   --
                                                                                   ---------------      ---------------
   NET INCOME ................................................................     $        49,861      $        42,532
                                                                                   ===============      ===============

Basic earnings per common share:
   Income before cumulative effect of change in accounting principle .........     $          0.71      $          0.62
   Cumulative effect of change in accounting principle, net of income
       taxes .................................................................                0.03                   --
                                                                                   ---------------      ---------------
   Net income ................................................................     $          0.74      $          0.62
                                                                                   ===============      ===============

Diluted earnings per common share:
   Income before cumulative effect of change in accounting principle .........     $          0.70      $          0.62
   Cumulative effect of change in accounting principle, net of income
       taxes .................................................................                0.03                   --
                                                                                   ---------------      ---------------
   Net income ................................................................     $          0.73      $          0.62
                                                                                   ===============      ===============

Cash dividends per share .....................................................     $          0.04      $          0.03
                                                                                   ===============      ===============




          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                                      TOTAL
                                                   COMMON        ADDITIONAL       RETAINED         TREASURY       STOCKHOLDERS'
                                                   STOCK          CAPITAL         EARNINGS          STOCK            EQUITY
                                               --------------  --------------  --------------   --------------   --------------
                                                                (IN THOUSANDS, EXCEPT COMMON STOCK SHARE DATA)
                                                                                (UNAUDITED)

Balances at September 30, 2000 ..............  $          701  $      537,145  $      468,664   $      (36,947)  $      969,563

Net income ..................................              --              --          49,861               --           49,861
Issuances under D.R. Horton, Inc.
  employee benefit plans (4,400 shares) .....              --              66              --               --               66
Exercise of stock options (242,153 shares) ..               2           3,382              --               --            3,384
Cash dividends paid .........................              --              --          (2,702)              --           (2,702)
                                               --------------  --------------  --------------   --------------   --------------

Balances at December 31, 2000 ...............  $          703  $      540,593  $      515,823   $      (36,947)  $    1,020,172
                                               ==============  ==============  ==============   ==============   ==============













          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                        THREE MONTHS
                                                                                                     ENDED DECEMBER 31,
                                                                                               ------------------------------
                                                                                                   2000               1999
                                                                                               ------------      ------------
                                                                                                       (IN THOUSANDS)
                                                                                                         (UNAUDITED)
OPERATING ACTIVITIES
  Net income .............................................................................     $     49,861      $     42,532
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
  Depreciation and amortization ..........................................................            5,992             4,945
  Amortization of debt premiums and fees .................................................              598               659
  Changes in operating assets and liabilities:
        Increase in inventories ..........................................................         (154,791)         (124,039)
        Increase in earnest money deposits and other assets ..............................           (6,283)          (24,389)
        Decrease in mortgage loans held for sale .........................................           23,322            17,997
        Decrease in accounts payable and other liabilities ...............................           (1,028)          (24,288)
                                                                                               ------------      ------------

NET CASH USED IN OPERATING ACTIVITIES ....................................................          (82,329)         (106,583)
                                                                                               ------------      ------------

INVESTING ACTIVITIES
  Net purchase of property and equipment .................................................           (3,179)           (4,374)
  Net investment in venture capital entities .............................................           (2,022)           (7,500)
  Net cash paid for acquisitions .........................................................           (1,364)               --
                                                                                               ------------      ------------

NET CASH USED IN INVESTING ACTIVITIES ....................................................           (6,565)          (11,874)
                                                                                               ------------      ------------

FINANCING ACTIVITIES
  Proceeds from notes payable ............................................................          200,000           115,000
  Repayment of notes payable .............................................................         (105,251)          (69,395)
  Repurchase of treasury stock ...........................................................               --            (5,356)
  Proceeds from issuance of common stock associated with
    certain employee benefit plans .......................................................               66               189
  Proceeds from exercise of stock options ................................................            3,384               635
  Payment of cash dividends ..............................................................           (2,702)           (1,870)
                                                                                               ------------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES ................................................           95,497            39,203
                                                                                               ------------      ------------

 INCREASE (DECREASE) IN CASH .............................................................            6,603           (79,254)
        Cash at beginning of period ......................................................           72,525           128,568
                                                                                               ------------      ------------
        Cash at end of period ............................................................     $     79,128      $     49,314
                                                                                               ============      ============













          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2000


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and its subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year. Operating results for the three-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

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

NOTE B - CHANGE IN ACCOUNTING PRINCIPLE

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998, and was later amended by SFAS 137 and 138, which were issued in June 1999 and June 2000, respectively. Pursuant to the implementation requirements of SFAS No. 133, the Company adopted it on October 1, 2000, the first day of the Company's fiscal year ending September 30, 2001. The Company's interest rate swaps, the terms of which are more fully described in Item 3, do not qualify as hedges under the provisions of SFAS No. 133. The Statement requires such swaps to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statements of income. Accordingly, the Company recorded a cumulative effect of a change in accounting principle amounting to $2.1 million, net of income taxes, as an adjustment to net income in the three months ended December 31, 2000. The fair value of the Company's interest rate swaps at December 31, 2000 is recorded in homebuilding other assets, and the change in their fair value during the three months ended December 31, 2000 is recorded in homebuilding other expense.

SFAS No. 133 was also implemented on October 1, 2000 for the hedging activities of the Company's financial services segment. The effects of doing so were not significant.

NOTE C - SEGMENT INFORMATION

The Company's financial reporting segments consist of homebuilding and financial services. The Company's homebuilding operations comprise the most substantial part of its business, with more than 98% of consolidated revenues for the three months ended December 31, 2000 and 1999. The homebuilding operations segment generates the majority of its revenues from the sale of completed homes with a lesser amount from the sale of land and lots. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                                DECEMBER 31, 2000



NOTE D - NET INCOME PER SHARE

Basic net income per share for the three months ended December 31, 2000 and 1999 is based on the weighted average number of shares of common stock outstanding. Diluted net income per share is based on the weighted average number of shares of common stock and dilutive securities outstanding.

The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings per share (in thousands):


                                                                         THREE  MONTHS ENDED
                                                                             DECEMBER  31,
                                                                       -----------------------
                                                                          2000          1999
                                                                       ---------     ---------
Denominator for basic earnings per share--weighted
     average shares ..............................................        67,537        68,288
Employee stock options ...........................................         1,035           547
                                                                       ---------     ---------
Denominator for diluted earnings per share--adjusted
     weighted average shares and assumed conversions .............        68,572        68,835
                                                                       =========     =========


Options to purchase 1,251,000 and 2,365,000 additional shares of common stock at various prices were outstanding during the three months ended December 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

NOTE E - INTEREST

The Company capitalizes interest during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the home buyer. Homebuilding interest costs are (in thousands):


                                                                   THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                            ------------------------------
                                                                2000              1999
                                                            ------------      ------------

Capitalized interest, beginning of period .............     $     66,092      $     41,525
Interest incurred - homebuilding ......................           29,543            22,101
Interest expensed:
     Directly - homebuilding ..........................           (2,906)           (3,295)
     Amortized to cost of sales .......................          (18,172)          (13,868)
                                                            ------------      ------------
Capitalized interest, end of period ...................     $     74,557      $     46,463
                                                            ============      ============

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                                DECEMBER 31, 2000


NOTE F - SUMMARIZED FINANCIAL INFORMATION

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


                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000

                                                                                                           NON-GUARANTOR
                                                                                                            SUBSIDIARIES
                                                                                                          ---------------
                                                                       D.R.             GUARANTOR            FINANCIAL
                                                                   HORTON, INC.        SUBSIDIARIES          SERVICES
                                                                 ---------------      ---------------     ---------------
                                                                                      (IN THOUSANDS)

ASSETS
HOMEBUILDING:
  Cash and cash equivalents ................................     $            --      $        61,804     $            --
  Advances to/investments in unconsolidated subsidiaries ...           2,025,217               10,789                  --
  Inventories ..............................................             475,233            1,886,663                  --
  Property and equipment (net) .............................               3,060               29,650                  --
  Earnest money deposits and other assets ..................              44,619               89,080                  --
  Excess of cost over net assets acquired (net) ............                  --              115,311                  --
                                                                 ---------------      ---------------     ---------------
                                                                       2,548,129            2,193,297                  --
                                                                 ---------------      ---------------     ---------------
FINANCIAL SERVICES:
  Cash and cash equivalents ................................                  --                   --              16,300
  Mortgage loans held for sale .............................                  --                   --              96,259
  Other assets .............................................                  --                   --               9,212
                                                                 ---------------      ---------------     ---------------
                                                                              --                   --             121,771
                                                                 ---------------      ---------------     ---------------
  TOTAL ASSETS                                                   $     2,548,129      $     2,193,297     $       121,771
                                                                 ===============      ===============     ===============

LIABILITIES & EQUITY
HOMEBUILDING:
  Accounts payable and other liabilities ...................     $       138,419      $       255,220     $            --
  Advances from parent/unconsolidated subsidiaries .........                  --            1,413,422                  --
  Notes payable ............................................           1,389,538               17,182                  --
                                                                 ---------------      ---------------     ---------------
                                                                       1,527,957            1,685,824                  --
                                                                 ---------------      ---------------     ---------------
FINANCIAL SERVICES:
  Accounts payable and other liabilities ...................                  --                   --               5,430
  Advances from parent/unconsolidated subsidiaries .........                  --                   --               7,015
  Notes payable ............................................                  --                   --              78,247
                                                                 ---------------      ---------------     ---------------
                                                                              --                   --              90,692
                                                                 ---------------      ---------------     ---------------
  TOTAL LIABILITIES                                                    1,527,957            1,685,824              90,692
                                                                 ---------------      ---------------     ---------------

  Minority interest ........................................                  --                   --                   8
                                                                 ---------------      ---------------     ---------------

  Common stock .............................................                 703                    1                   6
  Additional capital .......................................             540,593               84,795               2,299
  Retained earnings ........................................             515,823              422,677              28,766
  Treasury stock ...........................................             (36,947)                  --                  --
                                                                 ---------------      ---------------     ---------------
                                                                       1,020,172              507,473              31,071
                                                                 ---------------      ---------------     ---------------
  TOTAL LIABILITIES & EQUITY                                     $     2,548,129      $     2,193,297     $       121,771
                                                                 ===============      ===============     ===============

                                                                    NON-GUARANTOR
                                                                     SUBSIDIARIES
                                                                   ---------------
                                                                                          INTERCOMPANY
                                                                        OTHER             ELIMINATIONS            TOTAL
                                                                   ---------------      ---------------      ---------------
                                                                                        (IN THOUSANDS)

ASSETS
HOMEBUILDING:
  Cash and cash equivalents ................................       $         1,024      $            --      $        62,828
  Advances to/investments in unconsolidated subsidiaries ...                  (356)          (2,035,650)                  --
  Inventories ..............................................                29,776                 (279)           2,391,393
  Property and equipment (net) .............................                 5,392                   --               38,102
  Earnest money deposits and other assets ..................                29,782               (8,163)             155,318
  Excess of cost over net assets acquired (net) ............                    --                   --              115,311
                                                                   ---------------      ---------------      ---------------
                                                                            65,618           (2,044,092)           2,762,952
                                                                   ---------------      ---------------      ---------------
FINANCIAL SERVICES:
  Cash and cash equivalents ................................                    --                   --               16,300
  Mortgage loans held for sale .............................                    --                   --               96,259
  Other assets .............................................                    --                   --                9,212
                                                                   ---------------      ---------------      ---------------
                                                                                --                   --              121,771
                                                                   ---------------      ---------------      ---------------
  TOTAL ASSETS                                                     $        65,618      $    (2,044,092)     $     2,884,723
                                                                   ===============      ===============      ===============

LIABILITIES & EQUITY
HOMEBUILDING:
  Accounts payable and other liabilities ...................       $         1,674      $       (27,772)     $       367,541
  Advances from parent/unconsolidated subsidiaries .........                37,616           (1,451,038)                  --
  Notes payable ............................................                 8,016               (8,016)           1,406,720
                                                                   ---------------      ---------------      ---------------
                                                                            47,306           (1,486,826)           1,774,261
                                                                   ---------------      ---------------      ---------------
FINANCIAL SERVICES:
  Accounts payable and other liabilities ...................                    --               (1,597)               3,833
  Advances from parent/unconsolidated subsidiaries .........                    --               (7,015)                  --
  Notes payable ............................................                    --                   --               78,247
                                                                   ---------------      ---------------      ---------------
                                                                                --               (8,612)              82,080
                                                                   ---------------      ---------------      ---------------
  TOTAL LIABILITIES                                                         47,306           (1,495,438)           1,856,341
                                                                   ---------------      ---------------      ---------------

  Minority interest ........................................                 8,202                   --                8,210
                                                                   ---------------      ---------------      ---------------

  Common stock .............................................                 6,155               (6,162)                 703
  Additional capital .......................................                10,130              (97,224)             540,593
  Retained earnings ........................................                (6,175)            (445,268)             515,823
  Treasury stock ...........................................                    --                   --              (36,947)
                                                                   ---------------      ---------------      ---------------
                                                                            10,110             (548,654)           1,020,172
                                                                   ---------------      ---------------      ---------------
  TOTAL LIABILITIES & EQUITY                                       $        65,618      $    (2,044,092)     $     2,884,723
                                                                   ===============      ===============      ===============

                       D.R. HORTON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE F - SUMMARIZED FINANCIAL INFORMATION - (CONTINUED)



                           CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000

                                                                                                         NON-GUARANTOR
                                                                                                         SUBSIDIARIES
                                                                                                  ---------------------------
                                                                     D.R.          GUARANTOR       FINANCIAL
                                                                 HORTON, INC.    SUBSIDIARIES       SERVICES         OTHER
                                                                 -----------     ------------     -----------     -----------
                                                                                        (IN THOUSANDS)

ASSETS
HOMEBUILDING:
  Cash and cash equivalents ................................     $    20,397      $    40,349     $        --     $     1,052
  Advances to/investments in unconsolidated subsidiaries ...       1,862,988           14,653              --              --
  Inventories ..............................................         395,848        1,768,934              --          26,538
  Property and equipment (net) .............................           3,031           30,645              --           5,284
  Earnest money deposits and other assets ..................          44,463           86,134              --          28,773
  Excess of cost over net assets acquired (net) ............              --          115,966              --              --
                                                                 -----------      -----------     -----------     -----------
                                                                   2,326,727        2,056,681              --          61,647
                                                                 -----------      -----------     -----------     -----------

FINANCIAL SERVICES:
  Cash and cash equivalents ................................              --               --          10,727              --
  Mortgage loans held for sale .............................              --               --         119,581              --
  Other assets .............................................              --               --           7,531              --
                                                                 -----------      -----------     -----------     -----------
                                                                          --               --         137,839              --
                                                                 -----------      -----------     -----------     -----------
  TOTAL ASSETS                                                   $ 2,326,727      $ 2,056,681     $   137,839     $    61,647
                                                                 ===========      ===========     ===========     ===========

LIABILITIES & EQUITY
HOMEBUILDING:
  Accounts payable and other liabilities ...................     $   124,823      $   358,895     $        --     $     2,355
  Advances from parent/unconsolidated subsidiaries .........          11,617        1,263,038              --          32,775
  Notes payable ............................................       1,220,724           24,861              --          10,222
                                                                 -----------      -----------     -----------     -----------
                                                                   1,357,164        1,646,794              --          45,352
                                                                 -----------      -----------     -----------     -----------
FINANCIAL SERVICES:
  Accounts payable and other liabilities ...................              --               --           9,388              --
  Advances from parent/unconsolidated subsidiaries .........              --               --           5,653              --
  Notes payable ............................................              --               --          98,817              --
                                                                 -----------      -----------     -----------     -----------
                                                                          --               --         113,858              --
                                                                 -----------      -----------     -----------     -----------
  TOTAL LIABILITIES                                                1,357,164        1,646,794         113,858          45,352
                                                                 -----------      -----------     -----------     -----------

  Minority interest ........................................              --               --              10           5,254
                                                                 -----------      -----------     -----------     -----------

  Common stock .............................................             701                1               6           6,155
  Additional capital .......................................         537,145           84,794           2,299          10,129
  Retained earnings ........................................         468,664          325,092          21,666          (5,243)
  Treasury stock ...........................................         (36,947)              --              --              --
                                                                 -----------      -----------     -----------     -----------
                                                                     969,563          409,887          23,971          11,041
                                                                 -----------      -----------     -----------     -----------
  TOTAL LIABILITIES & EQUITY                                     $ 2,326,727      $ 2,056,681     $   137,839     $    61,647
                                                                 ===========      ===========     ===========     ===========




                                                                    INTERCOMPANY
                                                                    ELIMINATIONS        TOTAL
                                                                    ------------     -----------
                                                                          (IN THOUSANDS)
ASSETS
HOMEBUILDING:
  Cash and cash equivalents ................................        $        --      $    61,798
  Advances to/investments in unconsolidated subsidiaries ...         (1,877,641)              --
  Inventories ..............................................               (289)       2,191,031
  Property and equipment (net) .............................                 --           38,960
  Earnest money deposits and other assets ..................            (10,387)         148,983
  Excess of cost over net assets acquired (net) ............                 --          115,966
                                                                    -----------      -----------
                                                                     (1,888,317)       2,556,738
                                                                    -----------      -----------

FINANCIAL SERVICES:
  Cash and cash equivalents ................................                 --           10,727
  Mortgage loans held for sale .............................                 --          119,581
  Other assets .............................................                 --            7,531
                                                                    -----------      -----------
                                                                             --          137,839
                                                                    -----------      -----------
  TOTAL ASSETS                                                      $(1,888,317)     $ 2,694,577
                                                                    ===========      ===========

LIABILITIES & EQUITY
HOMEBUILDING:
  Accounts payable and other liabilities ...................        $  (115,684)     $   370,389
  Advances from parent/unconsolidated subsidiaries .........         (1,307,430)              --
  Notes payable ............................................            (10,221)       1,245,586
                                                                    -----------      -----------
                                                                     (1,433,335)       1,615,975
                                                                    -----------      -----------
FINANCIAL SERVICES:
  Accounts payable and other liabilities ...................             (4,430)           4,958
  Advances from parent/unconsolidated subsidiaries .........             (5,653)              --
  Notes payable ............................................                 --           98,817
                                                                    -----------      -----------
                                                                        (10,083)         103,775
                                                                    -----------      -----------
  TOTAL LIABILITIES                                                  (1,443,418)       1,719,750
                                                                    -----------      -----------

  Minority interest ........................................                 --            5,264
                                                                    -----------      -----------

  Common stock .............................................             (6,162)             701
  Additional capital .......................................            (97,222)         537,145
  Retained earnings ........................................           (341,515)         468,664
  Treasury stock ...........................................                 --          (36,947)
                                                                    -----------      -----------
                                                                       (444,899)         969,563
                                                                    -----------      -----------
  TOTAL LIABILITIES & EQUITY                                        $(1,888,317)     $ 2,694,577
                                                                    ===========      ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE F - SUMMARIZED FINANCIAL INFORMATION - (CONTINUED)



                        CONSOLIDATING STATEMENT OF INCOME
                      THREE MONTHS ENDED DECEMBER 31, 2000

                                                                                                            NON-GUARANTOR
                                                                                                             SUBSIDIARIES
                                                                                                           ---------------
                                                                       D.R.              GUARANTOR           FINANCIAL
                                                                   HORTON, INC.        SUBSIDIARIES           SERVICES
                                                                 ---------------      ---------------      ---------------
                                                                                      (IN THOUSANDS)
HOMEBUILDING:
  Revenues:
    Home sales .............................................     $       119,199      $       722,139      $            --
    Land/lot sales .........................................               6,238               11,239                   --
                                                                 ---------------      ---------------      ---------------
                                                                         125,437              733,378                   --
  Cost of Sales:
    Home sales .............................................              96,561              581,303                   --
    Land/lot sales .........................................               4,788                8,644                   --
                                                                 ---------------      ---------------      ---------------
                                                                         101,349              589,947                   --
  Gross profit:
    Home sales .............................................              22,638              140,836                   --
    Land/lot sales .........................................               1,450                2,595                   --
                                                                 ---------------      ---------------      ---------------
                                                                          24,088              143,431                   --

  Selling, general and administrative expense ..............              20,216               69,422                   --
  Interest expense .........................................               2,856                   48                   --
  Other expense (income) ...................................             (75,345)                (799)                  --
                                                                 ---------------      ---------------      ---------------
                                                                          76,361               74,760                   --
                                                                 ---------------      ---------------      ---------------
FINANCIAL SERVICES:
  Revenues .................................................                  --                   --               14,109
  Selling, general and administrative expense ..............                  --                   --               10,137
  Interest expense .........................................                  --                   --                1,132
  Other (income) ...........................................                  --                   --               (1,416)
                                                                 ---------------      ---------------      ---------------
                                                                              --                   --                4,256
                                                                 ---------------      ---------------      ---------------
  Income before income taxes ...............................              76,361               74,760                4,256
  Provision for income taxes ...............................              28,636               28,035                1,596
                                                                 ---------------      ---------------      ---------------
  Income before cumulative effect of change in
      accounting principle .................................              47,725               46,725                2,660
  Cumulative effect of change in accounting principle,
      net of income taxes ..................................               2,136                   --                   --
                                                                 ---------------      ---------------      ---------------
  Net income ...............................................     $        49,861      $        46,725      $         2,660
                                                                 ===============      ===============      ===============

                                                                  NON-GUARANTOR
                                                                   SUBSIDIARIES
                                                                 ---------------
                                                                                       INTERCOMPANY
                                                                      OTHER            ELIMINATIONS             TOTAL
                                                                 ---------------      ---------------      ---------------
                                                                                      (IN THOUSANDS)
HOMEBUILDING:
  Revenues:
    Home sales .............................................     $        14,739      $            --      $       856,077
    Land/lot sales .........................................                  --                   --               17,477
                                                                 ---------------      ---------------      ---------------
                                                                          14,739                   --              873,554
  Cost of Sales:
    Home sales .............................................              12,181                 (146)             689,899
    Land/lot sales .........................................                  --                   --               13,432
                                                                 ---------------      ---------------      ---------------
                                                                          12,181                 (146)             703,331
  Gross profit:
    Home sales .............................................               2,558                  146              166,178
    Land/lot sales .........................................                  --                   --                4,045
                                                                 ---------------      ---------------      ---------------
                                                                           2,558                  146              170,223

  Selling, general and administrative expense ..............               2,260                   --               91,898
  Interest expense .........................................                 108                 (106)               2,906
  Other expense (income) ...................................               1,082               78,376                3,314
                                                                 ---------------      ---------------      ---------------
                                                                            (892)             (78,124)              72,105
                                                                 ---------------      ---------------      ---------------
FINANCIAL SERVICES:
  Revenues .................................................                  --                   --               14,109
  Selling, general and administrative expense ..............                  --                   --               10,137
  Interest expense .........................................                  --                   --                1,132
  Other (income) ...........................................                  --                   --               (1,416)
                                                                 ---------------      ---------------      ---------------
                                                                              --                   --                4,256
                                                                 ---------------      ---------------      ---------------
  Income before income taxes ...............................                (892)             (78,124)              76,361
  Provision for income taxes ...............................                (334)             (29,297)              28,636
                                                                 ---------------      ---------------      ---------------
  Income before cumulative effect of change in
      accounting principle .................................                (558)             (48,827)              47,725
  Cumulative effect of change in accounting principle,
      net of income taxes ..................................                  --                   --                2,136
                                                                 ---------------      ---------------      ---------------
  Net income ...............................................     $          (558)     $       (48,827)     $        49,861
                                                                 ===============      ===============      ===============

                       D.R. HORTON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE F - SUMMARIZED FINANCIAL INFORMATION - (CONTINUED)



                        CONSOLIDATING STATEMENT OF INCOME
                      THREE MONTHS ENDED DECEMBER 31, 1999

                                                                                                      NON-GUARANTOR
                                                                                                       SUBSIDIARIES
                                                                                             --------------------------------
                                                             D.R.           GUARANTOR          FINANCIAL
                                                        HORTON, INC.       SUBSIDIARIES        SERVICES             OTHER
                                                       -------------      -------------      -------------      -------------
                                                                                  (IN THOUSANDS)

HOMEBUILDING:
  Revenues:
    Home sales ...................................     $     113,089      $     661,582      $          --      $       7,701
    Land/lot sales ...............................               950             14,242                 --                 --
                                                       -------------      -------------      -------------      -------------
                                                             114,039            675,824                 --              7,701
  Cost of Sales:
    Home sales ...................................            93,732            536,538                 --              5,653
    Land/lot sales ...............................               989              9,816                 --                 --
                                                       -------------      -------------      -------------      -------------
                                                              94,721            546,354                 --              5,653
  Gross profit:
    Home sales ...................................            19,357            125,044                 --              2,048
    Land/lot sales ...............................               (39)             4,426                 --                 --
                                                       -------------      -------------      -------------      -------------
                                                              19,318            129,470                 --              2,048

  Selling, general and administrative expense ....            16,552             64,818                 --              1,327
  Interest expense ...............................             3,257                 40                 --                172
  Other expense (income) .........................           (69,092)              (526)                --                167
                                                       -------------      -------------      -------------      -------------
                                                              68,601             65,138                 --                382
                                                       -------------      -------------      -------------      -------------
FINANCIAL SERVICES:
  Revenues .......................................                --                 --             11,376                 --
  Selling, general and administrative expense ....                --                 --              7,975                 --
  Interest expense ...............................                --                 --              1,549                 --
  Other (income) .................................                --                 --             (1,733)                --
                                                       -------------      -------------      -------------      -------------
                                                                  --                 --              3,585                 --
                                                       -------------      -------------      -------------      -------------
  Income before income taxes .....................            68,601             65,138              3,585                382
  Provision for income taxes .....................            26,069             24,753              1,362                145
                                                       -------------      -------------      -------------      -------------
  Net income .....................................     $      42,532      $      40,385      $       2,223      $         237
                                                       =============      =============      =============      =============





                                                        INTERCOMPANY
                                                        ELIMINATIONS           TOTAL
                                                        -------------      -------------
                                                                (IN THOUSANDS)
HOMEBUILDING:
  Revenues:
    Home sales ...................................      $          --      $     782,372
    Land/lot sales ...............................                 --             15,192
                                                        -------------      -------------
                                                                   --            797,564
  Cost of Sales:
    Home sales ...................................                (91)           635,832
    Land/lot sales ...............................                 --             10,805
                                                        -------------      -------------
                                                                  (91)           646,637
  Gross profit:
    Home sales ...................................                 91            146,540
    Land/lot sales ...............................                 --              4,387
                                                        -------------      -------------
                                                                   91            150,927

  Selling, general and administrative expense ....                 --             82,697
  Interest expense ...............................               (174)             3,295
  Other expense (income) .........................             69,370                (81)
                                                        -------------      -------------
                                                              (69,105)            65,016
                                                        -------------      -------------
FINANCIAL SERVICES:
  Revenues .......................................                 --             11,376
  Selling, general and administrative expense ....                 --              7,975
  Interest expense ...............................                 --              1,549
  Other (income) .................................                 --             (1,733)
                                                        -------------      -------------
                                                                   --              3,585
                                                        -------------      -------------
  Income before income taxes .....................            (69,105)            68,601
  Provision for income taxes .....................            (26,260)            26,069
                                                        -------------      -------------
  Net income .....................................      $     (42,845)     $      42,532
                                                        =============      =============

                       D.R. HORTON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE F - SUMMARIZED FINANCIAL INFORMATION - (CONTINUED)



                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      THREE MONTHS ENDED DECEMBER 31, 2000

                                                                                                      NON-GUARANTOR
                                                                                                       SUBSIDIARIES
                                                                                              ------------------------------
                                                                 D.R.          GUARANTOR        FINANCIAL
                                                             HORTON, INC.     SUBSIDIARIES       SERVICES          OTHER
                                                            -------------    -------------    -------------    -------------
                                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
   Net income ...........................................   $      49,861    $      47,265    $       2,120    $        (558)
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ......................             416            5,185              283              108
     Amortization of debt premiums and fees .............             598               --               --               --
     Changes in operating assets and liabilities:
      Increase in inventories ...........................         (45,217)        (106,323)              --           (3,238)
      (Increase) decrease in earnest money
        deposits and other assets .......................            (510)          (2,946)          (1,616)           1,013
      Decrease in mortgage loans held for sale ..........              --               --           23,322               --
      Increase (decrease) in accounts payable and
        other liabilities ...............................          13,596         (103,351)          (4,284)           2,267
                                                            -------------    -------------    -------------    -------------
Net cash provided by (used in) operating activities .....          18,744         (160,170)          19,825             (408)
                                                            -------------    -------------    -------------    -------------
INVESTING ACTIVITIES
   Net purchases of property and equipment ..............            (444)          (2,171)            (348)            (216)
   Net investments in venture capital entities ..........              --               --               --           (2,022)
   Net cash paid for acquisitions .......................              --           (1,364)              --               --
                                                            -------------    -------------    -------------    -------------
Net cash used in investing activities ...................            (444)          (3,535)            (348)          (2,238)
                                                            -------------    -------------    -------------    -------------
FINANCING ACTIVITIES
   Net change in notes payable ..........................         134,402          (19,083)         (20,570)          (2,206)
   Increase (decrease) in intercompany payables .........        (173,847)         268,743            6,666            4,824
   Proceeds from stock associated with certain
    employee benefit plans ..............................              66               --               --               --
   Proceeds from exercise of stock options ..............           3,384               --               --               --
   Cash dividends/distributions paid ....................          (2,702)         (64,500)              --               --
                                                            -------------    -------------    -------------    -------------
Net cash (used in) provided by financing activities .....         (38,697)         185,160          (13,904)           2,618
                                                            -------------    -------------    -------------    -------------
Increase (decrease) in cash .............................         (20,397)          21,455            5,573              (28)
Cash at beginning of year ...............................          20,397           40,349           10,727            1,052
                                                            -------------    -------------    -------------    -------------
Cash at end of year .....................................   $          --    $      61,804    $      16,300    $       1,024
                                                            =============    =============    =============    =============

                                                             INTERCOMPANY
                                                             ELIMINATIONS        TOTAL
                                                            -------------    -------------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
   Net income ...........................................   $     (48,827)   $      49,861
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ......................              --            5,992
     Amortization of debt premiums and fees .............              --              598
     Changes in operating assets and liabilities:
      Increase in inventories ...........................             (13)        (154,791)
      (Increase) decrease in earnest money
        deposits and other assets .......................          (2,224)          (6,283)
      Decrease in mortgage loans held for sale ..........              --           23,322
      Increase (decrease) in accounts payable and
        other liabilities ...............................          90,744           (1,028)
                                                            -------------    -------------
Net cash provided by (used in) operating activities .....          39,680          (82,329)
                                                            -------------    -------------
INVESTING ACTIVITIES
   Net purchases of property and equipment ..............              --           (3,179)
   Net investments in venture capital entities ..........              --           (2,022)
   Net cash paid for acquisitions .......................              --           (1,364)
                                                            -------------    -------------
Net cash used in investing activities ...................              --           (6,565)
                                                            -------------    -------------
FINANCING ACTIVITIES
   Net change in notes payable ..........................           2,206           94,749
   Increase (decrease) in intercompany payables .........        (106,386)              --
   Proceeds from stock associated with certain
    employee benefit plans ..............................              --               66
   Proceeds from exercise of stock options ..............              --            3,384
   Cash dividends/distributions paid ....................          64,500           (2,702)
                                                            -------------    -------------
Net cash (used in) provided by financing activities .....         (39,680)          95,497
                                                            -------------    -------------
Increase (decrease) in cash .............................              --            6,603
Cash at beginning of year ...............................              --           72,525
                                                            -------------    -------------
Cash at end of year .....................................   $          --    $      79,128
                                                            =============    =============

                       D.R. HORTON, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE F - SUMMARIZED FINANCIAL INFORMATION - (CONTINUED)



                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      THREE MONTHS ENDED DECEMBER 31, 1999

                                                                                                       NON-GUARANTOR
                                                                                                       SUBSIDIARIES
                                                                                              ------------------------------
                                                                 D.R.          GUARANTOR        FINANCIAL
                                                             HORTON, INC.    SUBSIDIARIES       SERVICES           OTHER
                                                            -------------    -------------    -------------    -------------
                                                                                   (IN THOUSANDS)

OPERATING ACTIVITIES
   Net income ...........................................   $      42,532    $      40,385    $       2,223    $         237
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ......................             370            4,118              276              181
     Amortization of debt premiums and fees .............             659               --               --               --
     Changes in operating assets and liabilities:
       (Increase) decrease in inventories ...............         (45,651)         (81,191)              --              886
       (Increase) decrease in earnest money
          deposits and other assets .....................            (169)         (20,440)            (445)          (2,172)
       Decrease in mortgage loans held for sale .........              --               --           17,997               --
       Increase (decrease) in accounts payable and
         other liabilities ..............................           3,938          (96,674)          (4,709)             949
                                                            -------------    -------------    -------------    -------------
Net cash provided by (used in) operating activities .....           1,679         (153,802)          15,342               81
                                                            -------------    -------------    -------------    -------------
INVESTING ACTIVITIES
   Net purchases of property and equipment ..............            (391)          (3,801)            (371)             189
   Net investments in venture capital entities ..........              --               --               --           (7,500)
                                                            -------------    -------------    -------------    -------------
Net cash used in investing activities ...................            (391)          (3,801)            (371)          (7,311)
                                                            -------------    -------------    -------------    -------------
FINANCING ACTIVITIES
   Net change in notes payable ..........................          69,999           (6,649)         (17,746)          (1,183)
   Increase (decrease) in intercompany payables .........         (95,642)         167,128            9,405            6,754
   Repurchase of treasury stock .........................          (5,356)              --               --               --
   Proceeds from stock associated with certain
    employee benefit plans ..............................             189               --               --               --
   Proceeds from exercise of stock options ..............             635               --               --               --
   Cash dividends/distributions paid ....................          (1,870)         (56,344)              --               --
                                                            -------------    -------------    -------------    -------------
Net cash (used in) provided by financing activities .....         (32,045)         104,135           (8,341)           5,571
                                                            -------------    -------------    -------------    -------------
Increase (decrease) in cash .............................         (30,757)         (53,468)           6,630           (1,659)
Cash at beginning of year ...............................          66,777           53,468            6,360            1,963
                                                            -------------    -------------    -------------    -------------
Cash at end of year .....................................   $      36,020    $          --    $      12,990    $         304
                                                            =============    =============    =============    =============

                                                              INTERCOMPANY
                                                              ELIMINATIONS        TOTAL
                                                             -------------    -------------
                                                                    (IN THOUSANDS)

OPERATING ACTIVITIES
   Net income ...........................................    $     (42,845)   $      42,532
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ......................               --            4,945
     Amortization of debt premiums and fees .............               --              659
     Changes in operating assets and liabilities:
       (Increase) decrease in inventories ...............            1,917         (124,039)
       (Increase) decrease in earnest money
          deposits and other assets .....................           (1,163)         (24,389)
       Decrease in mortgage loans held for sale .........               --           17,997
       Increase (decrease) in accounts payable and
         other liabilities ..............................           72,208          (24,288)
                                                             -------------    -------------
Net cash provided by (used in) operating activities .....           30,117         (106,583)
                                                             -------------    -------------
INVESTING ACTIVITIES
   Net purchases of property and equipment ..............               --           (4,374)
   Net investments in venture capital entities ..........               --           (7,500)
                                                             -------------    -------------
Net cash used in investing activities ...................               --          (11,874)
                                                             -------------    -------------
FINANCING ACTIVITIES
   Net change in notes payable ..........................            1,184           45,605
   Increase (decrease) in intercompany payables .........          (87,645)              --
   Repurchase of treasury stock .........................               --           (5,356)
   Proceeds from stock associated with certain
    employee benefit plans ..............................               --              189
   Proceeds from exercise of stock options ..............               --              635
   Cash dividends/distributions paid ....................           56,344           (1,870)
                                                             -------------    -------------
Net cash (used in) provided by financing activities .....          (30,117)          39,203
                                                             -------------    -------------
Increase (decrease) in cash .............................               --          (79,254)
Cash at beginning of year ...............................               --          128,568
                                                             -------------    -------------
Cash at end of year .....................................    $          --    $      49,314
                                                             =============    =============

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

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

Consolidated revenues for the three months ended December 31, 2000, increased 9.7%, to $887.7 million, from $808.9 million for the comparable period of 1999, primarily due to increases in home sales revenues.

Income before income taxes for the three months ended December 31, 2000, increased 11.3%, to $76.4 million, from $68.6 million for the comparable period of 1999. As a percentage of revenues, income before income taxes for the three months ended December 31, 2000, increased 0.1%, to 8.6%, from 8.5% for the comparable period of 1999, primarily due to an increase in the gross profit percentage achieved by the homebuilding segment.

The consolidated provision for income taxes increased 9.8%, to $28.6 million for the three months ended December 31, 2000, from $26.1 million for the same period of 1999, due to the corresponding increase in income before income taxes. The effective income tax rate decreased 0.5%, to 37.5%, from 38.0% for the comparable period of 1999, primarily due to changes in the estimated overall effective state income tax rate.

The cumulative effect of a change in accounting principle was an increase in income of $2.1 million, net of income taxes, for the three months ended December 31, 2000. This accounting change is the result of the Company's October 1, 2000 adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the Company to recognize its interest rate swap agreements in the consolidated balance sheet at fair value.


RESULTS OF OPERATIONS - HOMEBUILDING

The following tables set forth certain operating and financial data for the Company's homebuilding activities:


                                                                  PERCENTAGES OF
                                                              HOMEBUILDING REVENUES
                                                            ------------------------
                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                            ------------------------
                                                               2000           1999
                                                            ---------      ---------
Cost and expenses:
  Cost of sales .......................................          80.5%          81.1%
  Selling, general and administrative expense .........          10.5           10.4
  Interest expense ....................................           0.3            0.4
                                                            ---------      ---------
Total costs and expenses ..............................          91.3           91.9
Other expense (income) ................................           0.4           (0.1)
                                                            ---------      ---------
Income before income taxes ............................           8.3%           8.2%
                                                            =========      =========



HOMES CLOSED

                                        THREE MONTHS ENDED DECEMBER 31,
                              ---------------------------------------------------
                                        2000                       1999
                              -----------------------     -----------------------
                                HOMES                       HOMES
                               CLOSED        REVENUES      CLOSED        REVENUES
                              ---------     ---------     ---------     ---------
                                                ($'S IN MILLIONS)

Mid-Atlantic ............           595     $   133.9           647     $   124.0
Midwest .................           488         118.7           511         105.1
Southeast ...............           565         100.2           592          98.0
Southwest ...............         1,792         288.5         1,890         275.1
West ....................           850         214.8           852         180.2
                              ---------     ---------     ---------     ---------
                                  4,290     $   856.1         4,492     $   782.4
                              =========     =========     =========     =========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NEW NET SALES CONTRACTS

                                         THREE MONTHS ENDED DECEMBER 31,
                              ---------------------------------------------------
                                        2000                       1999
                              -----------------------     -----------------------
                                 HOMES                      HOMES
                                 SOLD           $           SOLD            $
                              ---------     ---------     ---------     ---------
                                                 ($'S IN MILLIONS)
Mid-Atlantic ............           550     $   128.4           569     $   122.0
Midwest .................           326          80.1           365          98.0
Southeast ...............           548          98.0           618         100.8
Southwest ...............         1,679         277.8         1,634         253.2
West ....................         1,126         316.0           665         148.3
                              ---------     ---------     ---------     ---------
                                  4,229     $   900.3         3,851     $   722.3
                              =========     =========     =========     =========

SALES CONTRACT BACKLOG

                                 DECEMBER 31, 2000           DECEMBER 31, 1999
                              -----------------------     -----------------------
                                HOMES           $           HOMES            $
                              ---------     ---------     ---------     ---------
                                               ($'S IN MILLIONS)
Mid-Atlantic ............           778     $   202.0         1,013     $   240.9
Midwest .................           738         186.8           988         240.1
Southeast ...............           970         175.6           862         143.4
Southwest ...............         3,076         540.8         2,825         451.0
West ....................         1,765         475.9           980         221.1
                              ---------     ---------     ---------     ---------
                                  7,327     $ 1,581.1         6,668     $ 1,296.5
                              =========     =========     =========     =========

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

   MIDWEST        Chicago, Cincinnati, Louisville, Minneapolis/St. Paul and St.
                  Louis

   SOUTHEAST      Atlanta, Birmingham, Jacksonville, Nashville, Orlando and
                  South Florida

   SOUTHWEST      Albuquerque, Austin, Dallas/Fort Worth, Houston, Killeen,
                  Phoenix, San Antonio and Tucson

   WEST Denver, Las Vegas, Los Angeles, Portland, Sacramento, Salt Lake City and San Diego

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

Revenues from homebuilding activities increased 9.5%, to $873.6 million (4,290 homes closed) for the three months ended December 31, 2000, from $797.6 million (4,492 homes closed) for the comparable period of 1999. Revenues from home sales increased in all of the Company's five market regions, with percentage increases ranging from 2.2% in the Southeast region to 19.2% in the West region. The increases in total homebuilding revenues and revenues from home sales were due to strong housing demand throughout the majority of the Company's markets, and an increase in the average selling price of homes closed.

The average selling price of homes closed during the three months ended December 31, 2000 was $199,600, up 14.6% from $174,200 for the same period in 1999. The increase in average selling price was due to changes in the mix of homes closed and, with the strong housing demand, the Company's ability to sell more custom features with its homes and to raise prices in some of its markets.

The value of new net sales contracts increased 24.6%, to $900.3 million (4,229 homes) for the three months ended December 31, 2000, from $722.3 million (3,851 homes) for the same period of 1999. The value of new net sales contracts increased in three of the Company's five market regions, with percentage increases ranging from 5.2% in the Mid-Atlantic region to 113.1% in the West Region. The value of new net sales contracts declined 2.8% and 18.3% in the Southeast and Midwest regions, respectively. The average price of a new net sales contract in the three months ended December 31, 2000 was $212,900, up 13.5% over the $187,600 average in the three months ended December 31, 1999. The increase in average selling price was due to changes in the mix of homes sold and, with the strong housing demand, the Company's ability to

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



sell more custom features with its homes and to raise prices in some of its markets.

At December 31, 2000, the Company's backlog of sales contracts was $1,581.1 million (7,327 homes), up 22.0% from $1,296.5 million (6,668 homes) at December 31, 1999. The average sales price of homes in sales backlog was $215,800 at December 31, 2000, up 11.0% from the $194,400 average at December 31, 1999. The average sales price of homes in backlog typically is higher than the average sales price of closed homes because it takes longer to construct more expensive homes.

Cost of sales increased by 8.8%, to $703.3 million for the three months ended December 31, 2000, from $646.6 million for the comparable quarter of 1999. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues declined 0.7%, to 80.6% for the three months ended December 31, 2000, from 81.3% for the comparable period of 1999, due to the increase in average selling price of homes closed, higher margins obtained from selling more custom features, and reduced material costs. Cost of land/lot sales increased to 76.9% of land/lot sales revenues for the three months ended December 31, 2000, from 71.1% for the comparable period of 1999. Total homebuilding cost of sales was 80.5% of total homebuilding revenues, down 0.6% from 81.1% for the comparable period of 1999, primarily due to the decline in cost of home sales as a percentage of revenues.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 11.1%, to $91.9 million in the three months ended December 31, 2000, from $82.7 million in the comparable period of 1999. As a percentage of homebuilding revenues, SG&A expenses increased to 10.5% for the three months ended December 31, 2000, from 10.4% for the comparable period of 1999.

Interest expense associated with homebuilding activities decreased to $2.9 million in the three months ended December 31, 2000, from $3.3 million in the comparable period of 1999. As a percentage of homebuilding revenues, homebuilding interest expense decreased to 0.3% for the three months ended December 31, 2000, from 0.4% in the comparable period of 1999. During both periods, the Company expensed the portion of incurred interest and other financing costs which could not be charged to inventory. The Company follows a policy of capitalizing interest only on inventory under construction or development. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other expense associated with homebuilding activities was $3.3 million in the three months ended December 31, 2000, as compared to $0.1 million of other income in the comparable period of 1999. The expense in 2000 is primarily due to the change in fair value of the Company's interest rate swap agreements during the quarter, resulting from the Company's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities ," on October 1, 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - FINANCIAL SERVICES

The following table summarizes financial and other information for the Company's financial services operations:


                                                                  THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                            ------------------------------
                                                                2000              1999
                                                            ------------      ------------
                                                                   ($ IN THOUSANDS)

Number of loans originated ............................            2,337             2,098
                                                            ------------      ------------
Loan origination fees .................................     $      2,646      $      2,199
Sale of servicing rights and gains from sale of
mortgages .............................................            6,826             4,753
Other revenues ........................................            1,272             1,208
                                                            ------------      ------------
Total mortgage banking revenues .......................           10,744             8,160
Title policy premiums, net ............................            3,365             3,216
                                                            ------------      ------------
Total revenues ........................................           14,109            11,376
General and administrative expense ....................           10,137             7,975
Interest expense ......................................            1,132             1,549
Interest/other (income) ...............................           (1,416)           (1,733)
                                                            ------------      ------------
Income before income taxes ............................     $      4,256      $      3,585
                                                            ============      ============


THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

Revenues from the financial services segment increased 24.0%, to $14.1 million in the three months ended December 31, 2000, from $11.4 million in the comparable period of 1999. The increase in financial services revenues was due to the rapid expansion of the Company's mortgage loan and title services provided to customers of the Company's homebuilding segment. SG&A expenses associated with financial services increased 27.1%, to $10.1 million in the three months ended December 31, 2000, from $8.0 million in the comparable period of 1999. As a percentage of financial services revenues, SG&A expenses increased by 1.7%, to 71.8% in the three months ended December 31, 2000, from 70.1% in the comparable period in 1999, due primarily to 2000 startup expenses in new markets with limited revenues.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had available cash and cash equivalents of $79.1 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land) at December 31, 2000, had increased by $200.4 million since September 30, 2000, due to a general increase in business activity and the expansion of operations in the Company's market areas. The inventory increase was financed largely by borrowing an additional $135 million under the revolving credit facility and by retaining earnings. As a result, the Company's ratio of homebuilding notes payable to total capital at December 31, 2000, increased 1.8% to 58.0%, from 56.2% at September 30, 2000. The stockholders' equity to total assets ratio decreased 0.6%, to 35.4% at December 31, 2000, from 36.0% at September 30, 2000.

The Company has an $825 million, unsecured revolving credit facility, consisting of a $775 million four-year revolving loan and a $50 million four-year letter of credit facility that matures in 2002. Additionally, the Company has another $25 million standby letter of credit agreement and a $5.7 million non-renewable letter of credit facility. At December 31, 2000, the Company had outstanding homebuilding debt of $1,406.7 million, of which $327.0 million represented advances under the revolving credit facility. Under the debt covenants associated with the revolving credit facility, at December 31, 2000, the Company had additional homebuilding borrowing capacity of $448.0 million. The Company has entered into multi-year interest rate swap agreements, aggregating $200 million, that fix the interest rate on a portion of the variable rate revolving credit facility. An additional interest rate swap agreement, with a notional amount of $148.5 million, was entered into in December 1999. This agreement has the effect of converting part of the Company's fixed rate debt to a variable rate, which is currently less than the related fixed rate, and helps re-establish the Company's balance of fixed and variable rate debt at historical levels.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has $250 million remaining on a currently effective universal shelf registration statement, which facilitates access to the capital markets.

At December 31, 2000, the financial services segment has mortgage loans held for sale of $96.3 million and loan commitments for $61.3 million at fixed rates. The Company hedges the interest rate market risk on these mortgage loans held for sale and loan commitments through the use of best-efforts whole loan delivery commitments, mandatory forward commitments to sell mortgage-backed securities and the purchase of options on financial instruments.

The financial services segment has a $175 million, one-year bank warehouse facility that is secured by mortgage loans held for sale. The warehouse facility is not guaranteed by the parent company. As of December 31, 2000, $78.2 million had been drawn under this facility. All mortgage company activities are financed under the warehouse facility.

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

During the three months ended December 31, 2000, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per common share, which was paid on October 30, 2000 to stockholders of record on October 20, 2000.

In November 1998, the Company's Board of Directors approved stock and debt repurchase programs for up to $100 million each. These programs are intended to allow the Company to repurchase securities at attractive prices should favorable market conditions occur. At December 31, 2000, the Company had repurchased $36.9 million of its common stock, or 2,589,200 shares. No shares were repurchased during the three months ended December 31, 2000.

In July 1999, the Company formed GP-Encore, Inc. and Encore II, Inc., which have since entered into three separate limited partnership agreements with the purpose of investing in start-up and emerging growth companies whose technology and business plans will permit the Company to leverage its size, expertise and customer base in the homebuilding industry. The Company is authorized to invest up to $125 million through these limited partnerships over the next three years. These investments will be concentrated primarily in e-commerce businesses that serve the homebuilding, real estate and financial services industries, as well as in strategic opportunities that allow for diversification of the Company's operations. As of December 31, 2000, the Company had made such investments totaling $31.3 million, which are reported in homebuilding other assets.

Except for ordinary expenditures for the construction of homes, the acquisition of land and lots for development and sale of homes, at December 31, 2000, the Company had no material commitments for capital expenditures.


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


    -   Changes in general economic and business conditions

    -   Changes in interest rates and the availability of mortgage financing

    -   Governmental regulations and environmental matters

    -   The Company's substantial leverage

    -   Changes in costs and availability of material, supplies and labor

    -   Competitive conditions within the homebuilding industry

    -   The availability of capital

    -   The Company's ability to effect its growth strategies successfully

    -   The success of the Company's diversification efforts

Additional information about issues that could lead to material changes in performance is contained in the Company's annual report on Form 10-K, which is filed with the Securities and Exchange Commission.


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

The following table shows, as of December 31, 2000, the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table shows the notional amounts and weighted average interest rates of the Company's interest rate swaps.



                                Nine Months
                                   Ended
                                 Sept. 30,                                 Year ended September 30,
                                 ---------    --------------------------------------------------------------------------------------
                                                                           ($ in millions)

                                                                                                                              FMV @
                                    2001        2002         2003         2004         2005     Thereafter      Total       12/31/00
                                 ---------    ---------    ---------    ---------    --------   ----------    ---------    ---------


DEBT:
    Fixed rate ...............   $    19.5    $    18.8    $    11.7    $   150.0    $  200.2    $   679.5    $ 1,079.7    $ 1,038.8
    Average interest rate ....        8.50%        6.64%        6.25%        8.72%      10.84%        9.08%        9.27%          --
    Variable rate ............   $    78.3    $   327.0    $     0.0    $     0.0    $    0.0    $     0.0    $   405.3    $   405.3
    Average interest rate ....        7.56%        6.31%          --           --          --           --         6.55%          --
INTEREST RATE SWAPS:
    Variable to fixed ........   $   200.0    $   200.0    $   200.0    $   200.0    $  200.0    $   200.0           --    $     0.3
    Average pay rate .........        5.10%        5.10%        5.10%        5.10%       5.10%        5.08%          --           --
    Average receive rate .....   90-day LIBOR

    Fixed to variable ........   $   148.5    $   148.5    $   148.5    $   148.5    $  148.5    $   148.5           --    $     0.3
    Average pay rate .........           *            *            *            *           *            *           --           --
    Average receive rate .....       10.00%       10.00%       10.00%       10.00%      10.00%       10.00%          --           --


* - 8.745% until April 15, 2001; 90-day LIBOR + 2.745% thereafter.

PART II.         OTHER INFORMATION


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

                         (a)    Exhibits.

                                None.

                         (b) The following reports were filed on Form 8-K by the Company during the quarter ended December 31, 2000.

                                None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               D.R. HORTON, INC.



Date: February 13, 2001        By /s/ SAMUEL R. FULLER
                                 ----------------------------------------------
                               Samuel R. Fuller, on behalf of D.R. Horton, Inc.
                               and as Executive Vice President, Treasurer and
                               Chief Financial Officer (Principal Financial and
                               Accounting Officer)