Form 10-Q
period 2001-03-31
HORTON D R INC /DE/
filed 2001-05-15
CIK 882184

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


(Mark One)

  x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the Quarterly Period Ended    March  31, 2001
                               ----------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the Transition Period From                     To
                               -------------------    -------------------


Commission file number   1-14122
                       -----------

                                D.R. HORTON, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                  75-2386963
    -------------------------------         ------------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


             1901 Ascension Blvd., Suite 100, Arlington, Texas 76006
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (817) 856-8200
                                ----------------
              (Registrant's telephone number, including area code)

      ---------------------------------------------------------------------

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

                                   Yes  X   No
                                       ---     ---



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, $.01 par value --    75,602,771    shares as of May 11, 2001
                                      ---------------

                         This Report contains 28 pages.

                                      INDEX

                                D.R. HORTON, INC.



PART I. FINANCIAL INFORMATION.                                                                                  Page
                                                                                                                ----
ITEM 1.    Financial Statements.

           Consolidated Balance Sheets-March 31, 2001 and September 30, 2000...................................   3

           Consolidated Statements of Income--Three Months and Six Months Ended
                  March 31, 2001 and 2000. ....................................................................   4

           Consolidated Statement of Stockholders' Equity-Six Months Ended
                 March 31, 2001................................................................................   5

           Consolidated Statements of Cash Flows-Six Months Ended
                 March 31, 2001 and 2000.......................................................................   6

           Notes to Consolidated Financial Statements........................................................  7-16

ITEM 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition .........................................................................  17-23

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk..........................................  24


PART II.  OTHER INFORMATION.

ITEM 2.          Changes in Securities.........................................................................  25

ITEM 4.          Submission of Matters to a Vote of Security Holders...........................................  25

ITEM 6.          Exhibits and Reports on Form 8-K...........................................................  26-27

SIGNATURES.....................................................................................................  28

                       D.R. HORTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                           MARCH 31,         SEPTEMBER 30,
                                                                                              2001              2000
                                                                                          -------------      --------------
                                                                                                   (IN THOUSANDS)
                                                                                           (UNAUDITED)
                                     ASSETS
HOMEBUILDING:
Cash ...............................................................................      $     118,276      $      61,798
Inventories:
     Finished homes and construction in progress ...................................          1,321,174          1,095,636
     Residential lots  - developed and under development ...........................          1,209,044          1,092,571
     Land held for development .....................................................              2,824              2,824
                                                                                          -------------      -------------
                                                                                              2,533,042          2,191,031
Property and equipment (net) .......................................................             40,846             38,960
Earnest money deposits and other assets ............................................            174,500            148,983
Excess of cost over net assets acquired (net) ......................................            113,265            115,966
                                                                                          -------------      -------------
                                                                                              2,979,929          2,556,738
                                                                                          -------------      -------------
FINANCIAL SERVICES:
Cash ...............................................................................              7,871             10,727
Mortgage loans held for sale .......................................................            129,108            119,581
Other assets .......................................................................             10,066              7,531
                                                                                          -------------      -------------
                                                                                                147,045            137,839
                                                                                          -------------      -------------
                                                                                          $   3,126,974      $   2,694,577
                                                                                          =============      =============
                                   LIABILITIES
HOMEBUILDING:
Accounts payable and other liabilities .............................................      $     350,252      $     370,389
Notes payable:
     Unsecured:
          Revolving credit facility due 2002 .......................................            314,000            192,000
          8 3/8% senior notes due 2004, net ........................................            148,745            148,547
          10 1/2% senior notes due 2005, net .......................................            199,386            199,343
          10% senior notes due 2006, net ...........................................            147,499            147,398
          8% senior notes due 2009, net ............................................            383,172            383,089
          9 3/4% senior subordinated notes due 2010, net ...........................            148,883            148,821
          9 3/8% senior subordinated notes due 2011, net ...........................            199,678                 --
     Other secured .................................................................             47,550             26,388
                                                                                          -------------      -------------
                                                                                              1,588,913          1,245,586
                                                                                          -------------      -------------
                                                                                              1,939,165          1,615,975
                                                                                          -------------      -------------
FINANCIAL SERVICES:
Accounts payable and other liabilities .............................................              4,477              4,958
Notes payable to financial institutions ............................................            102,810             98,817
                                                                                          -------------      -------------
                                                                                                107,287            103,775
                                                                                          -------------      -------------
                                                                                              2,046,452          1,719,750
                                                                                          -------------      -------------
Minority interests .................................................................              8,299              5,264
                                                                                          -------------      -------------
                              STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares
 issued ............................................................................                 --                 --
Common stock, $.01 par value, 200,000,000 shares authorized, 75,522,310 at March
     31, 2001 and 70,074,110 at September 30, 2000,
     issued and outstanding ........................................................                755                701
Additional capital .................................................................            674,776            537,145
Retained earnings ..................................................................            396,692            468,664
Treasury stock, no shares at March 31, 2001 and 2,589,200 shares at
     September 30, 2000, at cost ...................................................                 --            (36,947)
                                                                                          -------------      -------------
                                                                                              1,072,223            969,563
                                                                                          -------------      -------------
                                                                                          $   3,126,974      $   2,694,577
                                                                                          =============      =============

          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                      THREE MONTHS                     SIX MONTHS
                                                                     ENDED MARCH 31,                 ENDED MARCH 31,
                                                             -----------------------------     -----------------------------
                                                                 2001             2000            2001               2000
                                                             ------------     ------------     ------------     ------------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                           -----------------------------------
                                                                                       (UNAUDITED)
HOMEBUILDING:
Revenues
   Home sales ...........................................    $    853,575     $    780,156     $  1,709,652     $  1,562,528
   Land/lot sales .......................................          38,832            7,958           56,309           23,150
                                                             ------------     ------------     ------------     ------------
                                                                  892,407          788,114        1,765,961        1,585,678
                                                             ------------     ------------     ------------     ------------
Cost of sales
   Home sales ...........................................         682,760          636,990        1,372,659        1,272,822
   Land/lot sales .......................................          30,647            7,332           44,079           18,137
                                                             ------------     ------------     ------------     ------------
                                                                  713,407          644,322        1,416,738        1,290,959
                                                             ------------     ------------     ------------     ------------
Gross profit
   Home sales ...........................................         170,815          143,166          336,993          289,706
   Land/lot sales .......................................           8,185              626           12,230            5,013
                                                             ------------     ------------     ------------     ------------
                                                                  179,000          143,792          349,223          294,719

Selling, general and administrative expense .............          94,101           82,133          185,999          164,830
Interest expense ........................................           1,623            1,561            4,529            4,856
Other expense (income) ..................................           5,684             (644)           8,998             (725)
                                                             ------------     ------------     ------------     ------------
                                                                   77,592           60,742          149,697          125,758
                                                             ------------     ------------     ------------     ------------
FINANCIAL SERVICES:
Revenues ................................................          14,429           10,750           28,538           22,126
Selling, general and administrative expense .............           9,830            8,022           19,967           15,997
Interest expense ........................................             875            1,157            2,007            2,706
Other (income) ..........................................          (1,213)          (1,290)          (2,629)          (3,023)
                                                             ------------     ------------     ------------     ------------
                                                                    4,937            2,861            9,193            6,446
                                                             ------------     ------------     ------------     ------------
   INCOME BEFORE INCOME TAXES ...........................          82,529           63,603          158,890          132,204
Provision for income taxes ..............................          30,948           24,169           59,584           50,238
                                                             ------------     ------------     ------------     ------------
   Income before cumulative effect of change in
     accounting principle ...............................          51,581           39,434           99,306           81,966
   Cumulative effect of change in accounting principle,
      net of income taxes ...............................              --               --            2,136               --
                                                             ------------     ------------     ------------     ------------
   NET INCOME ...........................................    $     51,581     $     39,434     $    101,442     $     81,966
                                                             ============     ============     ============     ============

Basic earnings per common share:
   Income before cumulative effect of change in
     accounting principle ...............................    $       0.68     $       0.53     $       1.32     $       1.09
   Cumulative effect of change in accounting principle,
      net of income taxes ...............................              --               --             0.03               --
                                                             ------------     ------------     ------------     ------------
   Net income ...........................................    $       0.68     $       0.53     $       1.35     $       1.09
                                                             ============     ============     ============     ============

Diluted earnings per common share:
   Income before cumulative effect of change in
     accounting principle ...............................    $       0.67     $       0.52     $       1.30     $       1.08
   Cumulative effect of change in accounting principle,
      net of income taxes ...............................              --               --             0.03               --
                                                             ------------     ------------     ------------     ------------
   Net income ...........................................    $       0.67     $       0.52     $       1.33     $       1.08
                                                             ============     ============     ============     ============

Cash dividends per share ................................    $       0.05     $       0.04     $       0.09     $       0.07
                                                             ============     ============     ============     ============

          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                                       TOTAL
                                                     COMMON        ADDITIONAL      RETAINED          TREASURY       STOCKHOLDERS'
                                                     STOCK          CAPITAL        EARNINGS           STOCK           EQUITY
                                                  ------------    ------------    ------------     ------------     ------------
                                                                 (IN THOUSANDS, EXCEPT COMMON STOCK SHARE DATA)
                                                                                   (UNAUDITED)

Balances at September 30, 2000 ...............    $        701    $    537,145    $    468,664     $    (36,947)    $    969,563

Net income ...................................              --              --         101,442               --          101,442
Issuances under D.R. Horton, Inc.
  employee benefit plans (4,720 shares) ......              --              73              --               --               73
Exercise of stock options (536,833 shares) ...               5           7,246              --               --            7,251
Cash dividends paid ..........................              --              --          (6,106)              --           (6,106)
Stock dividend paid ..........................              49         130,312        (167,308)          36,947               --
                                                  ------------    ------------    ------------     ------------     ------------

Balances at March 31, 2001 ...................    $        755    $    674,776    $    396,692     $         --     $  1,072,223
                                                  ============    ============    ============     ============     ============


          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        SIX MONTHS
                                                                                       ENDED MARCH 31,
                                                                               ------------------------------
                                                                                   2001              2000
                                                                               ------------      ------------
                                                                                      (IN THOUSANDS)
                                                                                       (UNAUDITED)
OPERATING ACTIVITIES
  Net income .............................................................     $    101,442      $     81,966
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
  Depreciation and amortization ..........................................           11,972            10,176
  Amortization of debt premiums and fees .................................            1,165             1,106
  Changes in operating assets and liabilities:
        Increase in inventories ..........................................         (289,052)         (280,602)
        Increase in earnest money deposits and other assets ..............          (24,905)          (25,528)
        (Increase)/decrease in mortgage loans held for sale ..............           (9,527)           22,353
        Decrease in accounts payable and other liabilities ...............          (17,584)          (24,082)
                                                                               ------------      ------------

NET CASH USED IN OPERATING ACTIVITIES ....................................         (226,489)         (214,611)
                                                                               ------------      ------------

INVESTING ACTIVITIES
  Net purchase of property and equipment .................................          (10,356)           (9,353)
  Net investment in venture capital entities .............................           (2,022)          (15,071)
  Net cash paid for acquisitions .........................................           (1,318)           (4,800)
                                                                               ------------      ------------

NET CASH USED IN INVESTING ACTIVITIES ....................................          (13,696)          (29.224)
                                                                               ------------      ------------

FINANCING ACTIVITIES
  Proceeds from notes payable ............................................          538,993           355,000
  Repayment of notes payable .............................................         (444,808)         (285,302)
  Issuance of senior subordinated notes payable ..........................          198,404           148,464
  Purchase of treasury stock .............................................               --           (14,543)
  Proceeds from issuance of common stock associated with
    certain employee benefit plans .......................................               73               329
  Proceeds from exercise of stock options ................................            7,251             1,056
  Payment of cash dividends ..............................................           (6,106)           (4,340)
                                                                               ------------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES ................................          293,807           200,664
                                                                               ------------      ------------

 INCREASE / (DECREASE) IN CASH ...........................................           53,622           (43,171)
        Cash at beginning of period ......................................           72,525           128,568
                                                                               ------------      ------------
        Cash at end of period ............................................     $    126,147      $     85,397
                                                                               ============      ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       D.R. HORTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and its subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year. Operating results for the three-month and six-month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

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

NOTE B - CHANGE IN ACCOUNTING PRINCIPLE

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998, and was later amended by SFAS 137 and 138, which were issued in June 1999 and June 2000, respectively. Pursuant to the implementation requirements of SFAS No. 133, the Company adopted it on October 1, 2000, the first day of the Company's fiscal year ending September 30, 2001. The Company's interest rate swaps, the terms of which are more fully described in Item 3, were not designated as hedges under the provisions of SFAS No. 133. The Statement requires such swaps to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statements of income. Accordingly, the Company recorded a cumulative effect of a change in accounting principle amounting to $2.1 million, net of income taxes of $1.3 million, as an adjustment to net income in the six months ended March 31, 2001. The fair value of the Company's interest rate swaps at March 31, 2001 is recorded in homebuilding other assets, and the change in their fair value during the three and six months ended March 31, 2001 is recorded in homebuilding other expense.

SFAS No. 133 was also implemented on October 1, 2000 for the hedging activities of the Company's financial services segment. The effects of doing so were not significant.

NOTE C - SEGMENT INFORMATION

The Company's financial reporting segments consist of homebuilding and financial services. The Company's homebuilding operations comprise the most substantial part of its business, with more than 98% of consolidated revenues for the three months and six months ended March 31, 2001 and 2000. The homebuilding operations segment generates the majority of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                                 MARCH 31, 2001


NOTE D - NET INCOME PER SHARE

Basic net income per share for the three and six months ended March 31, 2001 and 2000 is based on the weighted average number of shares of common stock outstanding. Diluted net income per share is based on the weighted average number of shares of common stock and dilutive securities outstanding.

The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings per share (in thousands):


                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      MARCH 31,                     MARCH 31,
                                                            ---------------------------     ---------------------------
                                                               2001            2000            2001             2000
                                                            -----------     -----------     -----------     -----------
Denominator for basic earnings per share--weighted
     average shares ...................................          75,433          74,819          75,197          75,312
Employee stock options ................................           1,294             516           1,222             561
                                                            -----------     -----------     -----------     -----------
Denominator for diluted earnings per share--adjusted
     weighted average shares ..........................          76,727          75,335          76,419          75,873
                                                            ===========     ===========     ===========     ===========


In February, 2001, the Company's Board of Directors declared an 11% stock dividend, payable on March 23, 2001 to stockholders of record on March 9, 2001. All average share amounts presented above for the three and six month periods ended March 31, 2000 have been restated to reflect the effects of the 11% stock dividend.

NOTE E - INTEREST

The Company capitalizes interest during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the home buyer. Homebuilding interest costs are (in thousands):


                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             MARCH 31,                        MARCH 31,
                                                   ----------------------------      ----------------------------
                                                      2001              2000            2001             2000
                                                   -----------      -----------      -----------      -----------

Capitalized interest, beginning of period ....     $    74,557      $    46,463      $    66,092      $    41,525
Interest incurred - homebuilding .............          31,185           24,971           60,728           47,072
Interest expensed:
     Directly - homebuilding .................          (1,623)          (1,561)          (4,529)          (4,856)
     Amortized to cost of sales ..............         (18,540)         (14,725)         (36,712)         (28,593)
                                                   -----------      -----------      -----------      -----------
Capitalized interest, end of period ..........     $    85,579      $    55,148      $    85,579      $    55,148
                                                   ===========      ===========      ===========      ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                                 MARCH 31, 2001


NOTE F - SUMMARIZED FINANCIAL INFORMATION

The 8%, 8 3/8%, 10% and 10 1/2% Senior Notes, and the 9 3/8% and 9 3/4% Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's direct and indirect subsidiaries (Guarantor Subsidiaries), other than financial services subsidiaries and certain other inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.


                           CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2001


                                                                                     NON-GUARANTOR
                                                                                     SUBSIDIARIES
                                                                                -----------------------
                                                        D.R.       GUARANTOR    FINANCIAL                 INTERCOMPANY
                                                    HORTON, INC.  SUBSIDIARIES  SERVICES       OTHER      ELIMINATIONS       TOTAL
                                                    ------------  ------------ -----------   ----------   ------------    ----------
                                                                                    (IN THOUSANDS)
ASSETS
HOMEBUILDING:
  Cash and cash equivalents ......................   $   40,612   $   77,121   $        --   $      543    $        --    $  118,276
  Advances to/investments in subsidiaries ........    2,165,816           --            --           --     (2,165,816)           --
  Inventories ....................................      511,685    1,997,722            --       23,944           (309)    2,533,042
  Property and equipment (net) ...................        3,400       31,965            --        5,481             --        40,846
  Earnest money deposits and other assets ........       46,379      109,516            --       29,170        (10,565)      174,500
  Excess of cost over net assets acquired (net) ..           --      113,265            --           --             --       113,265
                                                     ----------   ----------   -----------   ----------    -----------    ----------
                                                      2,767,892    2,329,589            --       59,138     (2,176,690)    2,979,929
                                                     ----------   ----------   -----------   ----------    -----------    ----------
FINANCIAL SERVICES:
  Cash and cash equivalents ......................           --           --         7,871           --             --         7,871
  Mortgage loans held for sale ...................           --           --       129,108           --             --       129,108
  Other assets ...................................           --           --        10,066           --             --        10,066
                                                     ----------   ----------   -----------   ----------    -----------    ----------
                                                             --           --       147,045           --             --       147,045
                                                     ----------   ----------   -----------   ----------    -----------    ----------
  TOTAL ASSETS ...................................   $2,767,892   $2,329,589   $   147,045   $   59,138    $(2,176,690)   $3,126,974
                                                     ==========   ==========   ===========   ==========    ===========    ==========

LIABILITIES & EQUITY
HOMEBUILDING:
  Accounts payable and other liabilities .........   $  121,911   $  283,621   $        --   $    1,839    $   (57,119)   $  350,252
  Advances from parent/subsidiaries ..............           --    1,525,223            --       33,089     (1,558,312)           --
  Notes payable ..................................    1,573,758       15,155            --        8,391         (8,391)    1,588,913
                                                     ----------   ----------   -----------   ----------    -----------    ----------
                                                      1,695,669    1,823,999            --       43,319     (1,623,822)    1,939,165
                                                     ----------   ----------   -----------   ----------    -----------    ----------
FINANCIAL SERVICES:
  Accounts payable and other liabilities .........           --           --         7,268           --         (2,791)        4,477
  Advances from parent/subsidiaries ..............           --           --         5,893           --         (5,893)           --
  Notes payable ..................................           --           --       102,810           --             --       102,810
                                                     ----------   ----------   -----------   ----------    -----------    ----------
                                                             --           --       115,971           --         (8,684)      107,287
                                                     ----------   ----------   -----------   ----------    -----------    ----------
  TOTAL LIABILITIES ..............................    1,695,669    1,823,999       115,971       43,319     (1,632,506)    2,046,452
                                                     ----------   ----------   -----------   ----------    -----------    ----------

  Minority interest ..............................           --           --            12        8,287             --         8,299
                                                     ----------   ----------   -----------   ----------    -----------    ----------

  Common stock ...................................          755            1             6        6,155         (6,162)          755
  Additional capital .............................      674,776       84,796         2,299       10,129        (97,224)      674,776
  Retained earnings ..............................      396,692      420,793        28,757       (8,752)      (440,798)      396,692
                                                     ----------   ----------   -----------   ----------    -----------    ----------
                                                      1,072,223      505,590        31,062        7,532       (544,184)    1,072,223
                                                     ----------   ----------   -----------   ----------    -----------    ----------
  TOTAL LIABILITIES & EQUITY .....................   $2,767,892   $2,329,589   $   147,045   $   59,138    $(2,176,690)   $3,126,974
                                                     ==========   ==========   ===========   ==========    ===========    ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE F - SUMMARIZED FINANCIAL INFORMATION - (CONTINUED)



                           CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000


                                                                                    NON-GUARANTOR
                                                                                    SUBSIDIARIES
                                                                                ----------------------
                                                       D.R.         GUARANTOR   FINANCIAL                INTERCOMPANY
                                                    HORTON, INC.   SUBSIDIARIES  SERVICES     OTHER      ELIMINATIONS       TOTAL
                                                    ------------   ------------ ---------   ----------   ------------    ----------
                                                                                   (IN THOUSANDS)
ASSETS
HOMEBUILDING:
  Cash and cash equivalents ......................   $   20,397    $   40,349   $      --   $    1,052    $        --    $   61,798
  Advances to/investments in subsidiaries ........    1,862,988        14,653          --           --     (1,877,641)           --
  Inventories ....................................      395,848     1,768,934          --       26,538           (289)    2,191,031
  Property and equipment (net) ...................        3,031        30,645          --        5,284             --        38,960
  Earnest money deposits and other assets ........       44,463        86,134          --       28,773        (10,387)      148,983
  Excess of cost over net assets acquired (net) ..           --       115,966          --           --             --       115,966
                                                     ----------    ----------   ---------   ----------    -----------    ----------
                                                      2,326,727     2,056,681          --       61,647     (1,888,317)    2,556,738
                                                     ----------    ----------   ---------   ----------    -----------    ----------

FINANCIAL SERVICES:
  Cash and cash equivalents ......................           --            --      10,727           --             --        10,727
  Mortgage loans held for sale ...................           --            --     119,581           --             --       119,581
  Other assets ...................................           --            --       7,531           --             --         7,531
                                                     ----------    ----------   ---------   ----------    -----------    ----------
                                                             --            --     137,839           --             --       137,839
                                                     ----------    ----------   ---------   ----------    -----------    ----------
  TOTAL ASSETS ...................................   $2,326,727    $2,056,681   $ 137,839   $   61,647    $(1,888,317)   $2,694,577
                                                     ==========    ==========   =========   ==========    ===========    ==========

LIABILITIES & EQUITY
HOMEBUILDING:
  Accounts payable and other liabilities .........   $  124,823    $  358,895   $      --   $    2,355    $  (115,684)   $  370,389
  Advances from parent/subsidiaries ..............       11,617     1,263,038          --       32,775     (1,307,430)           --
  Notes payable ..................................    1,220,724        24,861          --       10,222        (10,221)    1,245,586
                                                     ----------    ----------   ---------   ----------    -----------    ----------
                                                      1,357,164     1,646,794          --       45,352     (1,433,335)    1,615,975
                                                     ----------    ----------   ---------   ----------    -----------    ----------
FINANCIAL SERVICES:
  Accounts payable and other liabilities .........           --            --       9,388           --         (4,430)        4,958
  Advances from parent/subsidiaries ..............           --            --       5,653           --         (5,653)           --
  Notes payable ..................................           --            --      98,817           --             --        98,817
                                                     ----------    ----------   ---------   ----------    -----------    ----------
                                                             --            --     113,858           --        (10,083)      103,775
                                                     ----------    ----------   ---------   ----------    -----------    ----------
  TOTAL LIABILITIES ..............................    1,357,164     1,646,794     113,858       45,352     (1,443,418)    1,719,750
                                                     ----------    ----------   ---------   ----------    -----------    ----------

  Minority interest ..............................           --            --          10        5,254             --         5,264
                                                     ----------    ----------   ---------   ----------    -----------    ----------

  Common stock ...................................          701             1           6        6,155         (6,162)          701
  Additional capital .............................      537,145        84,794       2,299       10,129        (97,222)      537,145
  Retained earnings ..............................      468,664       325,092      21,666       (5,243)      (341,515)      468,664
  Treasury stock .................................      (36,947)           --          --           --             --       (36,947)
                                                     ----------    ----------   ---------   ----------    -----------    ----------
                                                        969,563       409,887      23,971       11,041       (444,899)      969,563
                                                     ----------    ----------   ---------   ----------    -----------    ----------
  TOTAL LIABILITIES & EQUITY .....................   $2,326,727    $2,056,681   $ 137,839   $   61,647    $(1,888,317)   $2,694,577
                                                     ==========    ==========   =========   ==========    ===========    ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE F - SUMMARIZED FINANCIAL INFORMATION - (CONTINUED)



                        CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2001


                                                                                     NON-GUARANTOR
                                                                                     SUBSIDIARIES
                                                                                ------------------------
                                                      D.R.        GUARANTOR     FINANCIAL                  INTERCOMPANY
                                                  HORTON, INC.   SUBSIDIARIES   SERVICES        OTHER      ELIMINATIONS    TOTAL
                                                  ------------   ------------   ----------    ----------   ------------  ----------
                                                                                     (IN THOUSANDS)
HOMEBUILDING:
  Revenues:
    Home sales .................................   $  156,304    $  693,224    $       --    $    4,047    $       --    $  853,575
    Land/lot sales .............................       10,371        28,461            --            --            --        38,832
                                                   ----------    ----------    ----------    ----------    ----------    ----------
                                                      166,675       721,685            --         4,047            --       892,407
                                                   ----------    ----------    ----------    ----------    ----------    ----------
  Cost of Sales:
    Home sales .................................      125,753       554,278            --         2,840          (111)      682,760
    Land/lot sales .............................        7,486        23,161            --            --            --        30,647
                                                   ----------    ----------    ----------    ----------    ----------    ----------
                                                      133,239       577,439            --         2,840          (111)      713,407
                                                   ----------    ----------    ----------    ----------    ----------    ----------
  Gross profit:
    Home sales .................................       30,551       138,946            --         1,207           111       170,815
    Land/lot sales .............................        2,885         5,300            --            --            --         8,185
                                                   ----------    ----------    ----------    ----------    ----------    ----------
                                                       33,436       144,246            --         1,207           111       179,000

  Selling, general and administrative expense ..       21,939        69,075            --         2,200           887        94,101
  Interest expense .............................        1,579            42            --            74           (72)        1,623
  Other expense (income) .......................      (72,611)         (413)           --         2,479        76,229         5,684
                                                   ----------    ----------    ----------    ----------    ----------    ----------
                                                       82,529        75,542            --        (3,546)      (76,933)       77,592
                                                   ----------    ----------    ----------    ----------    ----------    ----------
FINANCIAL SERVICES:
  Revenues .....................................           --            --        14,429            --            --        14,429
  Selling, general and administrative expense ..           --            --        10,717            --          (887)        9,830
  Interest expense .............................           --            --           875            --            --           875
  Other (income) ...............................           --            --        (1,213)           --            --        (1,213)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
                                                           --            --         4,050            --           887         4,937
                                                   ----------    ----------    ----------    ----------    ----------    ----------
  Income before income taxes ...................       82,529        75,542         4,050        (3,546)      (76,046)       82,529
  Provision for income taxes ...................       30,948        28,328         1,519        (1,330)      (28,517)       30,948
                                                   ----------    ----------    ----------    ----------    ----------    ----------
  Net income ...................................   $   51,581    $   47,214    $    2,531    $   (2,216)   $  (47,529)   $   51,581
                                                   ==========    ==========    ==========    ==========    ==========    ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE F - SUMMARIZED FINANCIAL INFORMATION - (CONTINUED)



                        CONSOLIDATING STATEMENT OF INCOME
                         SIX MONTHS ENDED MARCH 31, 2001


                                                                                    NON-GUARANTOR
                                                                                    SUBSIDIARIES
                                                                               ------------------------
                                                      D.R.       GUARANTOR     FINANCIAL                  INTERCOMPANY
                                                  HORTON, INC.  SUBSIDIARIES   SERVICES        OTHER      ELIMINATIONS      TOTAL
                                                  ------------  ------------   ----------    ----------   ------------    ----------
                                                                                   (IN THOUSANDS)
HOMEBUILDING:
  Revenues:
    Home sales .................................   $  275,503    $1,421,997    $       --    $   12,152    $       --    $1,709,652
    Land/lot sales .............................       16,609        39,700            --            --            --        56,309
                                                   ----------    ----------    ----------    ----------    ----------    ----------
                                                      292,112     1,461,697            --        12,152            --     1,765,961
                                                   ----------    ----------    ----------    ----------    ----------    ----------
  Cost of Sales:
    Home sales .................................      222,314     1,141,634            --         8,968          (257)    1,372,659
    Land/lot sales .............................       12,274        31,805            --            --            --        44,079
                                                   ----------    ----------    ----------    ----------    ----------    ----------
                                                      234,588     1,173,439            --         8,968          (257)    1,416,738
                                                   ----------    ----------    ----------    ----------    ----------    ----------
  Gross profit:
    Home sales .................................       53,189       280,363            --         3,184           257       336,993
    Land/lot sales .............................        4,335         7,895            --            --            --        12,230
                                                   ----------    ----------    ----------    ----------    ----------    ----------
                                                       57,524       288,258            --         3,184           257       349,223

  Selling, general and administrative expense ..       42,155       137,772            --         4,321         1,751       185,999
  Interest expense .............................        4,435            90            --           182          (178)        4,529
  Other expense (income) .......................     (147,956)       (1,212)           --         3,561       154,605         8,998
                                                   ----------    ----------    ----------    ----------    ----------    ----------
                                                      158,890       151,608            --        (4,880)     (155,921)      149,697
                                                   ----------    ----------    ----------    ----------    ----------    ----------
FINANCIAL SERVICES:
  Revenues .....................................           --            --        28,538            --            --        28,538
  Selling, general and administrative expense ..           --            --        21,718            --        (1,751)       19,967
  Interest expense .............................           --            --         2,007            --            --         2,007
  Other (income) ...............................           --            --        (2,629)           --            --        (2,629)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
                                                           --            --         7,442            --         1,751         9,193
                                                   ----------    ----------    ----------    ----------    ----------    ----------
  Income before income taxes ...................      158,890       151,608         7,442        (4,880)     (154,170)      158,890
  Provision for income taxes ...................       59,584        56,853         2,791        (1,830)      (57,814)       59,584
                                                   ----------    ----------    ----------    ----------    ----------    ----------
  Income before cumulative effect of change in
       accounting principle ....................       99,306        94,755         4,651        (3,050)      (96,356)       99,306
  Cumulative effect of change in accounting
       principle, net of income taxes ..........        2,136            --            --            --            --         2,136
                                                   ----------    ----------    ----------    ----------    ----------    ----------
  Net income ...................................   $  101,442    $   94,755    $    4,651    $   (3,050)   $  (96,356)   $  101,442
                                                   ==========    ==========    ==========    ==========    ==========    ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE F - SUMMARIZED FINANCIAL INFORMATION - (CONTINUED)



                        CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2000


                                                                                     NON-GUARANTOR
                                                                                     SUBSIDIARIES
                                                                                ------------------------
                                                        D.R.      GUARANTOR     FINANCIAL                  INTERCOMPANY
                                                    HORTON, INC. SUBSIDIARIES   SERVICES       OTHER       ELIMINATIONS    TOTAL
                                                    ------------ ------------   ----------    ----------   ------------  ---------
                                                                                    (IN THOUSANDS)
HOMEBUILDING:
  Revenues: ......................................   $ 122,941    $  650,941    $       --    $    6,274    $       --    $ 780,156
    Home sales ...................................          26         7,932            --            --            --        7,958
                                                     ---------    ----------    ----------    ----------    ----------    ---------
    Land/lot sales ...............................     122,967       658,873            --         6,274            --      788,114
                                                     ---------    ----------    ----------    ----------    ----------    ---------

  Cost of Sales: .................................     103,752       528,768            --         4,726          (256)     636,990
    Home sales ...................................         (49)        7,381            --            --            --        7,332
                                                     ---------    ----------    ----------    ----------    ----------    ---------
    Land/lot sales ...............................     103,703       536,149            --         4,726          (256)     644,322
                                                     ---------    ----------    ----------    ----------    ----------    ---------

  Gross profit: ..................................      19,189       122,173            --         1,548           256      143,166
    Home sales ...................................          75           551            --            --            --          626
                                                     ---------    ----------    ----------    ----------    ----------    ---------
    Land/lot sales ...............................      19,264       122,724            --         1,548           256      143,792

  Selling, general and  administrative expense ...      18,959        61,886            --         1,292            (4)      82,133
  Interest expense ...............................       1,534            25            --           138          (136)       1,561
  Other expense (income) .........................     (64,832)       (1,170)           --           270        65,088         (644)
                                                     ---------    ----------    ----------    ----------    ----------    ---------
                                                        63,603        61,983            --          (152)      (64,692)      60,742
                                                     ---------    ----------    ----------    ----------    ----------    ---------

FINANCIAL SERVICES:
  Revenues .......................................          --            --        10,750            --            --       10,750
  Selling, general and administrative expense ....          --            --         8,018            --             4        8,022
  Interest expense ...............................          --            --         1,157            --            --        1,157
  Other (income) .................................          --            --        (1,290)           --            --       (1,290)
                                                     ---------    ----------    ----------    ----------    ----------    ---------
                                                            --            --         2,865            --            (4)       2,861
                                                     ---------    ----------    ----------    ----------    ----------    ---------
  Income before income taxes .....................      63,603        61,983         2,865          (152)      (64,696)      63,603
  Provision for income taxes .....................      24,169        23,553         1,089           (58)      (24,584)      24,169
                                                     ---------    ----------    ----------    ----------    ----------    ---------
  Net income .....................................   $  39,434    $   38,430    $    1,776    $      (94)   $  (40,112)   $  39,434
                                                     =========    ==========    ==========    ==========    ==========    =========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE F - SUMMARIZED FINANCIAL INFORMATION - (CONTINUED)



                        CONSOLIDATING STATEMENT OF INCOME
                         SIX MONTHS ENDED MARCH 31, 2000


                                                                                     NON-GUARANTOR
                                                                                     SUBSIDIARIES
                                                                                -----------------------
                                                        D.R.       GUARANTOR    FINANCIAL                INTERCOMPANY
                                                   HORTON, INC.   SUBSIDIARIES  SERVICES       OTHER     ELIMINATIONS      TOTAL
                                                   ------------   ------------  ---------    ----------  ------------    ----------
                                                                                   (IN THOUSANDS)
HOMEBUILDING:
  Revenues:
    Home sales ..................................   $  236,030    $1,312,523    $      --    $   13,975    $       --    $1,562,528
    Land/lot sales ..............................          976        22,174           --            --            --        23,150
                                                    ----------    ----------    ---------    ----------    ----------    ----------
                                                       237,006     1,334,697           --        13,975            --     1,585,678
                                                    ----------    ----------    ---------    ----------    ----------    ----------
  Cost of Sales:
    Home sales ..................................      197,484     1,065,306           --        10,379          (347)    1,272,822
    Land/lot sales ..............................          940        17,197           --            --            --        18,137
                                                    ----------    ----------    ---------    ----------    ----------    ----------
                                                       198,424     1,082,503           --        10,379          (347)    1,290,959
                                                    ----------    ----------    ---------    ----------    ----------    ----------
  Gross profit:
    Home sales ..................................       38,546       247,217           --         3,596           347       289,706
    Land/lot sales ..............................           36         4,977           --            --            --         5,013
                                                    ----------    ----------    ---------    ----------    ----------    ----------
                                                        38,582       252,194           --         3,596           347       294,719

  Selling, general and  administrative expense ..       35,511       126,704           --         2,619            (4)      164,830
  Interest expense ..............................        4,791            65           --           310          (310)        4,856
  Other expense (income) ........................     (133,924)       (1,696)          --           437       134,458          (725)
                                                    ----------    ----------    ---------    ----------    ----------    ----------
                                                       132,204       127,121           --           230      (133,797)      125,758
                                                    ----------    ----------    ---------    ----------    ----------    ----------
FINANCIAL SERVICES:
  Revenues ......................................           --            --       22,126            --            --        22,126
  Selling, general and administrative expense ...           --            --       15,993            --             4        15,997
  Interest expense ..............................           --            --        2,706            --            --         2,706
  Other (income) ................................           --            --       (3,023)           --            --        (3,023)
                                                    ----------    ----------    ---------    ----------    ----------    ----------
                                                            --            --        6,450            --            (4)        6,446
                                                    ----------    ----------    ---------    ----------    ----------    ----------
  Income before income taxes ....................      132,204       127,121        6,450           230      (133,801)      132,204
  Provision for income taxes ....................       50,238        48,306        2,451            87       (50,844)       50,238
                                                    ----------    ----------    ---------    ----------    ----------    ----------
  Net income ....................................   $   81,966    $   78,815    $   3,999    $      143    $  (82,957)   $   81,966
                                                    ==========    ==========    =========    ==========    ==========    ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE F - SUMMARIZED FINANCIAL INFORMATION - (CONTINUED)



                      CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED MARCH 31, 2001



                                                                                          NON-GUARANTOR
                                                                                          SUBSIDIARIES
                                                                                      -------------------
                                                              D.R.       GUARANTOR    FINANCIAL            INTERCOMPANY
                                                          HORTON, INC.  SUBSIDIARIES  SERVICES    OTHER    ELIMINATIONS     TOTAL
                                                          ------------  ------------  ---------  --------  ------------    --------
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
   Net income ...........................................   $ 101,442    $  94,755    $  4,651    $ (3,050)   $ (96,356)   $101,442
   Adjustments to reconcile net income to net cash
              provided by (used in) operating activities:
     Depreciation and amortization ......................         899       10,222         608         243           --      11,972
     Amortization of debt premiums and fees .............       1,165           --          --          --           --       1,165
     Changes in operating assets and liabilities:
      (Increase)/decrease in inventories ................     (74,649)    (217,017)         --       2,594           20    (289,052)
      (Increase)/decrease in earnest money
        deposits and other assets .......................      (1,497)     (23,194)     (2,014)      1,621          179     (24,905)
      Increase in mortgage loans held for sale ..........          --           --      (9,527)         --           --      (9,527)
      Increase/(decrease) in accounts payable and
        other liabilities ...............................      (2,911)     (75,599)     (1,794)      2,518       60,202     (17,584)
                                                            ---------    ---------    --------    --------    ---------    --------
Net cash provided by (used in) operating
   activities ...........................................      24,449     (210,833)     (8,076)      3,926      (35,955)   (226,489)
                                                            ---------    ---------    --------    --------    ---------    --------
INVESTING ACTIVITIES
   Net purchases of property and equipment ..............      (1,268)      (7,477)     (1,175)       (436)          --     (10,356)
   Net investments in venture capital entities ..........          --           --          --      (2,022)          --      (2,022)
   Net cash paid for acquisitions .......................          --       (1,318)         --          --           --      (1,318)
                                                            ---------    ---------    --------    --------    ---------    --------
Net cash used in investing activities ...................      (1,268)      (8,795)     (1,175)     (2,458)          --     (13,696)
                                                            ---------    ---------    --------    --------    ---------    --------
FINANCING ACTIVITIES
   Net change in notes payable ..........................     310,262      (21,665)      3,993      (1,831)       1,830     292,589
   Increase/(decrease) in intercompany payables .........    (314,446)     392,565       4,402        (146)     (82,375)         --
   Proceeds from stock associated with certain
     employee benefit plans .............................          73           --          --          --           --          73
   Proceeds from exercise of stock options ..............       7,251           --          --          --           --       7,251
   Cash dividends/distributions paid ....................      (6,106)    (114,500)     (2,000)         --      116,500      (6,106)
                                                            ---------    ---------    --------    --------    ---------    --------
Net cash (used in) provided by financing
   activities ...........................................      (2,966)     256,400       6,395      (1,977)      35,955     293,807
                                                            ---------    ---------    --------    --------    ---------    --------
Increase/(decrease) in cash .............................      20,215       36,772      (2,856)       (509)          --      53,622
Cash at beginning of period .............................      20,397       40,349      10,727       1,052           --      72,525
                                                            ---------    ---------    --------    --------    ---------    --------
Cash at end of period ...................................   $  40,612    $  77,121    $  7,871    $    543    $      --    $126,147
                                                            =========    =========    ========    ========    =========    ========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE F - SUMMARIZED FINANCIAL INFORMATION - (CONTINUED)



                      CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED MARCH 31, 2000


                                                                                        NON-GUARANTOR
                                                                                        SUBSIDIARIES
                                                                                   ----------------------
                                                         D.R.       GUARANTOR      FINANCIAL                INTERCOMPANY
                                                     HORTON, INC.  SUBSIDIARIES    SERVICES       OTHER     ELIMINATIONS     TOTAL
                                                     ------------  ------------    ---------    ---------   ------------  ----------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
   Net income .....................................   $   81,966    $   78,815    $   3,999    $     143    $  (82,957)   $  81,966
   Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation and amortization ................          730         8,528          556          362            --       10,176
     Amortization of debt premiums and fees .......        1,106            --           --           --            --        1,106
     Changes in operating assets and liabilities:
       (Increase)/decrease in inventories .........      (86,117)     (196,687)          --          363         1,839     (280,602)
       (Increase)/decrease in earnest money
          deposits and other assets ...............         (265)      (23,446)          22       (1,930)           91      (25,528)
       Decrease in mortgage loans held for sale ...           --            --       22,353           --            --       22,353
       Increase/(decrease) in accounts payable and
         other liabilities ........................      (15,259)      (53,584)      (3,222)         349        47,634      (24,082)
                                                      ----------    ----------    ---------    ---------    ----------    ---------
Net cash provided by (used in) operating
   activities .....................................      (17,839)     (186,374)      23,708         (713)      (33,393)    (214,611)
                                                      ----------    ----------    ---------    ---------    ----------    ---------
INVESTING ACTIVITIES
   Net purchases of property and equipment ........         (854)       (8,194)        (507)         202            --       (9,353)
   Net investments in venture capital entities ....           --            --           --      (15,071)           --      (15,071)
   Net cash paid for acquisitions .................           --        (4,800)          --           --            --       (4,800)
                                                      ----------    ----------    ---------    ---------    ----------    ---------
Net cash used in investing activities .............         (854)      (12,994)        (507)     (14,869)           --      (29,224)
                                                      ----------    ----------    ---------    ---------    ----------    ---------
FINANCING ACTIVITIES
   Net change in notes payable ....................      253,860        (8,149)     (27,550)          82           (81)     218,162
   Increase/(decrease) in intercompany payables ...     (206,223)      255,643        4,468       14,932       (68,820)          --
   Repurchase of treasury stock ...................      (14,543)           --           --           --            --      (14,543)
   Proceeds from stock associated with certain
    employee benefit plans ........................          329            --           --           --            --          329
   Proceeds from exercise of stock options ........        1,056            --           --           --            --        1,056
   Cash dividends/distributions paid ..............       (4,340)     (101,594)        (700)          --       102,294       (4,340)
                                                      ----------    ----------    ---------    ---------    ----------    ---------
Net cash (used in) provided by financing
   activities .....................................       30,139       145,900      (23,782)      15,014        33,393      200,664
                                                      ----------    ----------    ---------    ---------    ----------    ---------
Increase/(decrease) in cash .......................       11,446       (53,468)        (581)        (568)           --      (43,171)
Cash at beginning of period .......................       66,777        53,468        6,360        1,963            --      128,568
                                                      ----------    ----------    ---------    ---------    ----------    ---------
Cash at end of period .............................   $   78,223    $       --    $   5,779    $   1,395    $       --    $  85,397
                                                      ==========    ==========    =========    =========    ==========    =========

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Consolidated revenues for the three months ended March 31, 2001, increased 13.5%, to $906.8 million, from $798.9 million for the comparable period of 2000, primarily due to increases in home sales revenues.

Income before income taxes for the three months ended March 31, 2001, increased 29.8%, to $82.5 million, from $63.6 million for the comparable period of 2000. As a percentage of revenues, income before income taxes for the three months ended March 31, 2001, increased 1.1%, to 9.1%, from 8.0% for the comparable period of 2000, primarily due to an increase in the gross profit percentage achieved by the homebuilding segment.

The consolidated provision for income taxes increased 28.0%, to $30.9 million for the three months ended March 31, 2001, from $24.2 million for the same period of 2000, due to the corresponding increase in income before income taxes. The effective income tax rate decreased 0.5%, to 37.5%, from 38.0% for the comparable period of 2000, primarily due to changes in the estimated overall effective state income tax rate.


SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

Consolidated revenues for the six months ended March 31, 2001, increased 11.6%, to $1,794.5 million, from $1,607.8 million for the comparable period of 2000, primarily due to increases in home sales revenues.

Income before income taxes for the six months ended March 31, 2001, increased 20.2%, to $158.9 million, from $132.2 million for the comparable period of 2000. As a percentage of revenues, income before income taxes for the six months ended March 31, 2001, increased 0.7%, to 8.9%, from 8.2% for the comparable period of 2000, primarily due to an increase in the gross profit percentage achieved by the homebuilding segment.

The consolidated provision for income taxes increased 18.6%, to $59.6 million for the six months ended March 31, 2001, from $50.2 million for the same period of 2000, due to the corresponding increase in income before income taxes. The effective income tax rate decreased 0.5%, to 37.5%, from 38.0% for the comparable period of 2000, primarily due to changes in the estimated overall effective state income tax rate.

The cumulative effect of a change in accounting principle was an increase in income of $2.1 million, net of income taxes, for the six months ended March 31, 2001. This accounting change is the result of the Company's October 1, 2000 adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the Company to recognize its interest rate swap agreements in the consolidated balance sheet at fair value.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables set forth certain operating and financial data for the Company's homebuilding activities:

                                                          PERCENTAGES OF HOMEBUILDING REVENUES
                                                     ---------------------------------------------
                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           MARCH 31,               MARCH 31,
                                                     --------------------     --------------------
                                                       2001        2000         2001        2000
                                                     --------    --------     --------    --------
Cost and expenses:
  Cost of sales ..................................       79.9%       81.8%        80.2%       81.4%
  Selling, general and administrative expense ....       10.6        10.4         10.5        10.4
  Interest expense ...............................        0.2         0.2          0.3         0.3
                                                     --------    --------     --------    --------
Total costs and expenses .........................       90.7        92.4         91.0        92.1
Other expense (income) ...........................        0.6        (0.1)         0.5          --
                                                     --------    --------     --------    --------
Income before income taxes .......................        8.7%        7.7%         8.5%        7.9%
                                                     ========    ========     ========    ========

HOMES CLOSED                  THREE MONTHS ENDED MARCH 31,                     SIX MONTHS ENDED MARCH 31,
                      ---------------------------------------------   ---------------------------------------------
                               2001                   2000                    2001                   2000
                      ---------------------   ---------------------   ---------------------   ---------------------
                        HOMES                  HOMES                     HOMES                  HOMES
                       CLOSED     REVENUES     CLOSED     REVENUES      CLOSED    REVENUES     CLOSED     REVENUES
                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                    ($'S IN MILLIONS)                              ($'S IN MILLIONS)
Mid-Atlantic ......         630   $   139.5         680   $   133.7       1,225   $   273.5       1,327   $   257.6
Midwest ...........         386        89.7         443        95.9         874       208.4         954       200.9
Southeast .........         593       104.5         656       109.4       1,158       204.7       1,248       207.5
Southwest .........       1,886       314.3       1,825       270.1       3,678       602.8       3,715       545.2
West ..............         835       205.6         760       171.1       1,685       420.3       1,612       351.3
                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

                          4,330   $   853.6       4,364   $   780.2       8,620   $ 1,709.7       8,856   $ 1,562.5
                      =========   =========   =========   =========   =========   =========   =========   =========

NEW NET SALES                    THREE MONTHS ENDED MARCH 31,                            SIX MONTHS ENDED MARCH 31,
CONTRACTS          ----------------------------------------------------    ----------------------------------------------------
                              2001                       2000                        2001                       2000
                   ------------------------    ------------------------    ------------------------    ------------------------
                      HOMES                      HOMES                       HOMES                       HOMES
                      SOLD           $           SOLD            $           SOLD            $            SOLD           $
                   ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
                                     ($'S IN MILLIONS)                                      ($'S IN MILLIONS)
Mid-Atlantic ..           860    $    184.3           761    $    153.2         1,410    $    312.7         1,330    $    275.3
Midwest .......           595         155.6           476         110.0           921         235.6           841         208.0
Southeast .....           850         154.0           824         142.5         1,398         252.0         1,442         243.3
Southwest .....         2,795         453.4         2,360         363.2         4,474         731.1         3,994         616.4
West ..........         1,612         408.6         1,013         226.1         2,738         724.7         1,678         374.4
                   ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
                        6,712    $  1,355.9         5,434    $    995.0        10,941    $  2,256.1         9,285    $  1,717.4
                   ==========    ==========    ==========    ==========    ==========    ==========    ==========    ==========

SALES CONTRACT BACKLOG       MARCH 31, 2001              MARCH 31, 2000
                        ------------------------    ------------------------
                          HOMES           $           HOMES            $
                        ----------    ----------    ----------    ----------
                                          ($'S IN MILLIONS)
Mid-Atlantic .......         1,008    $    246.8         1,094    $    260.5
Midwest ............           947         252.7         1,021         254.3
Southeast ..........         1,227         225.0         1,030         176.4
Southwest ..........         3,985         679.8         3,360         544.1
West ...............         2,542         679.0         1,233         276.1
                        ----------    ----------    ----------    ----------
                             9,709    $  2,083.3         7,738    $  1,511.4
                        ==========    ==========    ==========    ==========

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

SOUTHEAST     Atlanta, Birmingham, Jacksonville, Nashville, Orlando and South
              Florida

SOUTHWEST     Albuquerque, Austin, Dallas/Fort Worth, Houston, Killeen, Phoenix,
              San Antonio and Tucson

WEST Denver, Las Vegas, Los Angeles, Portland, Sacramento, Salt Lake City and San Diego

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Revenues from homebuilding activities increased 13.2%, to $892.4 million (4,330 homes closed) for the three months ended March 31, 2001, from $788.1 million (4,364 homes closed) for the comparable period of 2000. Revenues from home sales increased in three of the Company's five market regions, with percentage increases ranging from 4.4% in the Mid-Atlantic region to 20.1% in the West region. Revenues from homebuilding activities declined 4.5% and 6.5% in the Southeast and Midwest regions, respectively. The increases in total homebuilding revenues and revenues from home sales were due to strong housing demand throughout the majority of the Company's markets, and an increase in the average selling price of homes closed.

The average selling price of homes closed during the three months ended March 31, 2001 was $197,100, up 10.2% from $178,800 for the same period in 2000. The increase in average selling price was due to changes in the mix of homes closed and, with the strong housing demand, the Company's ability to sell more custom features with its homes and to raise prices in some of its markets.

The value of new net sales contracts increased 36.3%, to $1,355.9 million (6,712 homes) for the three months ended March 31, 2001, from $995.0 million (5,434 homes) for the same period of 2000. The value of new net sales contracts increased in all of the Company's five market regions, with percentage increases ranging from 8.1% in the Southeast region to 80.7% in the West region. The average price of a new net sales contract in the three months ended March 31, 2001 was $202,000, up 10.3% over the $183,100 average in the three months ended March 31, 2000. The increase in average selling price was due to changes in the mix of homes sold and, with the strong housing demand, the Company's ability to sell more custom features with its homes and to raise prices in some of its markets.

At March 31, 2001, the Company's backlog of sales contracts was $2,083.3 million (9,709 homes), up 37.8% from $1,511.4 million (7,738 homes) at March 31, 2000.
The average sales price of homes in sales backlog was $214,600 at March 31, 2001, up 9.9% from the $195,300 average at March 31, 2000. The average sales price of homes in backlog typically is higher than the average sales price of closed homes because it takes longer to construct more expensive homes.

Cost of sales increased by 10.7%, to $713.4 million for the three months ended March 31, 2001, from $644.3 million for the comparable quarter of 2000. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues declined 1.6%, to 80.0% for the three months ended March 31, 2001, from 81.6% for the comparable period of 2000, due to the increase in average selling price of homes closed, higher margins obtained from selling more custom features, and reduced material costs. Cost of land/lot sales decreased to 78.9% of land/lot sales revenues for the three months ended March 31, 2001, from 92.1% for the comparable period of 2000. Total homebuilding cost of sales was 79.9% of total homebuilding revenues, down 1.9% from 81.8% for the comparable period of 2000, primarily due to the decline in cost of home sales as a percentage of revenues.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 14.6%, to $94.1 million in the three months ended March 31, 2001, from $82.1 million in the comparable period of 2000. As a percentage of homebuilding revenues, SG&A expenses increased to 10.6% for the three months ended March 31, 2001, from 10.4% for the comparable period of 2000.

Interest expense associated with homebuilding activities was $1.6 million or 0.2% of homebuilding revenues in both three month periods. During both periods, the Company expensed the portion of incurred interest and other financing costs which could not be charged to inventory. The Company follows a policy of capitalizing interest only on inventory under construction or development. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other expense associated with homebuilding activities was $5.7 million in the three months ended March 31, 2001, as compared to $0.6 million of other income in the comparable period of 2000. The expense in 2001 is primarily due to the change in fair value of the Company's interest rate swap agreements during the quarter, resulting from the Company's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on October 1, 2000, and an adjustment to the carrying value of the Company's investments in venture capital entities.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

Revenues from homebuilding activities increased 11.4%, to $1,766.0 million (8,620 homes closed) for the six months ended March 31, 2001, from $1,585.7 million (8,856 homes closed) for the comparable period of 2000. Revenues from home sales increased in four of the Company's five market regions, with percentage increases ranging from 3.7% in the Midwest region to 19.6% in the West region. Revenues from homebuilding activities declined 1.3% in the Southeast region. The increases in total homebuilding revenues and revenues from home sales were due to strong housing demand throughout the majority of the Company's markets, and an increase in the average selling price of homes closed.

The average selling price of homes closed during the six months ended March 31, 2001 was $198,300, up 12.4% from $176,400 for the same period in 2000. The increase in average selling price was due to changes in the mix of homes closed and, with the strong housing demand, the Company's ability to sell more custom features with its homes and to raise prices in some of its markets.

The value of new net sales contracts increased 31.4%, to $2,256.1 million (10,941 homes) for the six months ended March 31, 2001, from $1,717.4 million (9,285 homes) for the same period of 2000. The value of new net sales contracts increased in all of the Company's five market regions, with percentage increases ranging from 3.6% in the Southeast region to 93.5% in the West region. The average price of a new net sales contract in the six months ended March 31, 2001 was $206,200, up 11.5% over the $185,000 average in the six months ended March 31, 2000. The increase in average selling price was due to changes in the mix of homes sold and, with the strong housing demand, the Company's ability to sell more custom features with its homes and to raise prices in some of its markets.

Cost of sales increased by 9.7%, to $1,416.7 million for the six months ended March 31, 2001, from $1,291.0 million for the comparable period of 2000. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues declined 1.2%, to 80.3% for the six months ended March 31, 2001, from 81.5% for the comparable period of 2000, due to the increase in average selling price of homes closed, higher margins obtained from selling more custom features, and reduced material costs. Cost of land/lot sales was 78.3% of land/lot sales revenues for the six months ended March 31, 2001 and 2000. Total homebuilding cost of sales was 80.2% of total homebuilding revenues, down 1.2% from 81.4% for the comparable period of 2000, due to the decline in cost of home sales as a percentage of revenues.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 12.8%, to $186.0 million in the six months ended March 31, 2001, from $164.8 million in the comparable period of 2000. As a percentage of homebuilding revenues, SG&A expenses increased to 10.5% for the six months ended March 31, 2001, from 10.4% for the comparable period of 2000.

Interest expense associated with homebuilding activities decreased to $4.5 million in the six months ended March 31, 2001, from $4.9 million in the comparable period of 2000. As a percentage of homebuilding revenues, homebuilding interest expense was 0.3% for both six month periods. During both periods, the Company expensed the portion of incurred interest and other financing costs which could not be charged to inventory. The Company follows a policy of capitalizing interest only on inventory under construction or development. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other expense associated with homebuilding activities was $9.0 million in the six months ended March 31, 2001, as compared to $0.7 million of other income in the comparable period of 2000. The expense in 2001 is primarily due to the change in fair value of the Company's interest rate swap agreements during the period, resulting from the Company's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on October 1, 2000, and an adjustment to the carrying value of the Company's investments in venture capital entities.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - FINANCIAL SERVICES

The following table summarizes financial and other information for the Company's financial services operations:


                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    MARCH 31,                         MARCH 31,
                                                         -----------------------------     -----------------------------
                                                             2001             2000             2001              2000
                                                         ------------     ------------     ------------     ------------
                                                               ($ IN THOUSANDS)                   ($ IN THOUSANDS)
Number of loans originated ..........................           2,738            1,987            5,075            4,085
                                                         ------------     ------------     ------------     ------------
Loan origination fees ...............................    $      3,080     $      2,146     $      5,726     $      4,345
Sale of servicing rights and gains from sale of
mortgages ...........................................           6,160            4,514           12,987            9,267
Other revenues ......................................           1,750              994            3,021            2,202
                                                         ------------     ------------     ------------     ------------
Total mortgage banking revenues .....................          10,990            7,654           21,734           15,814
Title policy premiums, net ..........................           3,439            3,096            6,804            6,312
                                                         ------------     ------------     ------------     ------------
Total revenues ......................................          14,429           10,750           28,538           22,126
General and administrative expense ..................           9,830            8,022           19,967           15,997
Interest expense ....................................             875            1,157            2,007            2,706
Interest/other (income) .............................          (1,213)          (1,290)          (2,629)          (3,023)
                                                         ------------     ------------     ------------     ------------
Income before income taxes ..........................    $      4,937     $      2,861     $      9,193     $      6,446
                                                         ============     ============     ============     ============


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Revenues from the financial services segment increased 34.2%, to $14.4 million in the three months ended March 31, 2001, from $10.8 million in the comparable period of 2000. The increase in financial services revenues was due to the rapid expansion of the Company's mortgage loan and title services provided to customers of the Company's homebuilding segment. General and administrative expenses associated with financial services increased 22.5%, to $9.8 million in the three months ended March 31, 2001, from $8.0 million in the comparable period of 2000. As a percentage of financial services revenues, general and administrative expenses decreased by 6.5%, to 68.1% in the three months ended March 31, 2001, from 74.6% in the comparable period in 2000, due primarily to fiscal year 2000 startup expenses in new markets with limited revenues.


SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

Revenues from the financial services segment increased 29.0%, to $28.5 million in the six months ended March 31, 2001, from $22.1 million in the comparable period of 2000. The increase in financial services revenues was due to the rapid expansion of the Company's mortgage loan and title services provided to customers of the Company's homebuilding segment. General and administrative expenses associated with financial services increased 24.8%, to $20.0 million in the six months ended March 31, 2001, from $16.0 million in the comparable period of 2000. As a percentage of financial services revenues, general and administrative expenses decreased by 2.3%, to 70.0% in the six months ended March 31, 2001, from 72.3% in the comparable period in 2000, due primarily to fiscal year 2000 startup expenses in new markets with limited revenues.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had available cash and cash equivalents of $126.1 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land) at March 31, 2001, had increased by $342.0 million since September 30, 2000, due to a general increase in business activity and the expansion of operations in the Company's market areas. The inventory increase was financed largely by borrowing an additional $122 million under the revolving credit facility, issuing $200 million of senior subordinated notes and by retaining earnings. As a result, the Company's ratio of homebuilding notes payable to total capital at March 31, 2001, increased 3.5% to 59.7%, from 56.2% at September 30, 2000. The stockholders' equity to total assets ratio decreased 1.7%, to 34.3% at March 31, 2001, from 36.0% at September 30, 2000.

The Company has an $825 million, unsecured revolving credit facility, consisting of a $775 million four-year revolving loan and a $50 million four-year letter of credit facility, that matures in 2002. Additionally, the Company has another $45 million standby letter of credit agreement maturing in 2003 and a $1.7 million non-renewable letter of credit facility. At March 31, 2001, the Company had outstanding homebuilding debt of $1,588.9 million, of which $314.0 million represented advances under the revolving credit facility. Under the debt covenants associated with the revolving credit facility, at March 31, 2001, the Company had additional homebuilding borrowing capacity of $461.0 million. The Company has entered into multi-year interest rate swap agreements aggregating $200 million that serve to fix the interest rate on a portion of the variable rate revolving credit facility. An additional interest rate swap agreement, with a notional amount of $148.5 million, was entered into in December 1999. It exchanged one of the Company's fixed rate obligations for a variable rate one. In accordance with its terms, it was canceled by the counterparty in April 2001.

At March 31, 2001, the Company had $50 million remaining on its universal shelf registration. In April, 2001, a new universal shelf registration statement for an aggregate amount of $750 million was filed, which included the $50 million remaining on the prior registration. It was declared effective by the Securities and Exchange Commission on April 20, 2001. Under the new shelf registration statement, on May 11, 2001, the Company issued $381.1 million (at maturity) in zero coupon convertible senior notes due May 11, 2021. Each $1,000 note was sold for $524.78, providing a yield-to-maturity of 3.25% per year. Each note is convertible into 17.4927 shares of the Company's common stock. The holders of the notes may put them to the Company at their accreted value on May 11, 2003, May 11, 2008 or May 11, 2013. The Company may call the notes at any time after May 11, 2003. Beginning on May 11, 2003, the Company is obligated to pay contingent interest on the notes should their market price rise to more than 120% of their accreted value.

At March 31, 2001, the financial services segment has mortgage loans held for sale of $129.1 million and loan commitments for $82.5 million at fixed rates. The Company hedges the interest rate market risk on these mortgage loans held for sale and loan commitments through the use of best-efforts whole loan delivery commitments, mandatory forward commitments to sell mortgage-backed securities and the purchase of options on financial instruments.

The financial services segment has a $175 million, one-year bank warehouse facility that is secured by mortgage loans held for sale. The warehouse facility is not guaranteed by the parent company. As of March 31, 2001, $102.8 million had been drawn under this facility. All mortgage company activities are financed under the warehouse facility.

The Company's rapid growth and acquisition strategy require significant amounts of cash. It is anticipated that future home construction, lot and land purchases and acquisitions will be funded through internally generated funds and existing credit facilities. Additionally, an effective shelf registration contains about 7.4 million shares of common stock issuable to effect, in whole or in part, possible future acquisitions. In the future, the Company intends to continue to maintain effective shelf registration statements that would facilitate access to the capital markets.

During the three months ended March 31, 2001, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per common share, which was paid on February 15, 2001 to stockholders of record on February 5, 2001. Additionally, the Company's Board of Directors declared an 11% stock dividend on February 27, 2001, paid on March 23, 2001 to stockholders of record on March 9, 2001. Cash was paid in lieu of fractional shares.

In November 1998, the Company's Board of Directors approved stock and debt repurchase programs for up to $100 million each. These programs are intended to allow the Company to repurchase securities at attractive prices should favorable market conditions occur. At March 31, 2001, the Company had repurchased $36.9 million of its common stock, or 2,589,200 shares. No shares were repurchased during the six months ended March 31, 2001. In March 2001, all treasury shares were distributed to shareholders as part of the 11% stock dividend.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In 1999 and 2000, the Company entered into three separate limited partnership agreements with the purpose of investing in start-up and emerging growth companies whose technology and business plans have the potential of permitting the Company to leverage its size, expertise and customer base in the homebuilding industry. The Company originally authorized investment of up to $125 million in such companies over a four-year period. In January 2001, the original $125 million authorization was reduced to $75 million, of which $31.3 million has been invested in such companies to date. The investments are concentrated in e-commerce businesses that serve the homebuilding, real estate and financial service industries, as well as in businesses whose strategic focus allows for the diversification of the Company's operations. As of March 31, 2001, the carrying value of the Company's investments in such companies, reported in homebuilding other assets, amounted to $27.3 million.

Except for ordinary expenditures for the construction of homes, the acquisition of land and lots for development and sale of homes, at March 31, 2001, the Company had no material commitments for capital expenditures.

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

         - Changes in general economic, real estate and business conditions

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long term debt. The Company monitors its exposure to changes in interest rates and utilizes both fixed and variable rate debt. For fixed rate debt, changes in interest rates generally affect the value of the debt instrument, but not the Company's earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect the Company's future earnings and cash flows. The Company has mitigated its exposure to changes in interest rates on its variable rate bank debt by entering into interest rate swap agreements to obtain a fixed interest rate for a portion of the variable rate borrowings. The Company does not have an obligation to prepay fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not have a significant impact on the Company's fixed-rate debt until such time as the Company is required to refinance or repay such debt. In efforts to decrease the Company's overall cost of funds, favorably priced interest rate swaps that obligate the Company to pay a variable rate debt cost and receive a fixed cost are sometimes considered; however, their favorable impact on the Company's overall cost of funds cannot be assured. At March 31, 2001, the Company had such an interest rate swap agreement in the notional amount of $148.5 million. Under its terms, the agreement was canceled in April 2001 by the counterparty. Over the life of the agreement, the Company received a net amount of $2.3 million, which reduced interest incurred.

The Company's interest rate swaps were not designated as hedges under Statement of Financial Accounting Standards No. 133 when it was adopted on October 1, 2001. Since their maturities and other terms did not match the related debt, they were determined to be ineffective hedges (as defined by the Statement). Therefore, the Company is exposed to market risk associated with changes in the fair values of the swaps, since any such changes must be reflected in the Company's income statements.

The following table shows, as of March 31, 2001, the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table shows the notional amounts and weighted average interest rates of the Company's interest rate swaps.




                                Six Months
                                  Ended
                                 Sept. 30,             Year ended September 30,
                                 ---------   ---------------------------------------------
                                                               ($ in millions)
                                                                                                                            FMV @
                                   2001       2002         2003        2004         2005      Thereafter      Total        03/31/01
                                 -------     -------     -------     --------     --------    ----------     ---------    ---------
DEBT:
    Fixed rate ..............    $  10.6     $  23.5     $  12.1     $  150.1     $  199.4     $  879.2     $ 1,274.9     $ 1,276.0
    Average interest rate ...       8.50%       7.01%       6.36%        8.72%       10.85%        9.18%         9.31%           --
    Variable rate ...........    $ 102.8     $ 314.0     $   0.0     $    0.0     $    0.0     $    0.0     $   416.8     $   416.8
    Average interest rate ...       6.08%       5.65%         --           --           --           --          5.76%           --
INTEREST RATE SWAPS:
    Variable to fixed .......    $ 200.0     $ 200.0     $ 200.0     $  200.0     $  200.0     $  200.0            --     $    (3.4)
    Average pay rate ........       5.10%       5.10%       5.10%        5.10%        5.10%        5.08%           --            --
    Average receive rate.....    90-day LIBOR

    Fixed to variable .......    $ 148.5     $ 148.5     $ 148.5     $  148.5     $  148.5     $  148.5            --     $     0.1
    Average pay rate ........          *           *           *            *            *            *            --            --
    Average receive rate ....      10.00%      10.00%      10.00%       10.00%       10.00%       10.00%           --            --


* - 8.745% until April 15, 2001; 90-day LIBOR + 2.745% thereafter. The fixed to variable interest rate swap agreement was canceled in April 2001.

PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES.

On March 12, 2001, the Company issued $200 million principal amount of its 9.375 % Senior Subordinated Notes, due 2011 (the "Notes"). As part of that issuance, the Company executed a Second Supplemental Indenture, dated as of March 12, 2000, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, authorizing the Notes. The Supplemental Indenture, and the Indenture to which it relates (dated September 11, 2000, as supplemented), impose limitations on the ability of the Company and its subsidiaries guaranteeing the Notes to, among other things, incur indebtedness, make "Restricted Payments" (as defined, which includes payments of dividends or other distributions on the Common Stock of the Company), effect certain "Asset Dispositions" (as defined), enter into certain transactions with affiliates, merge or consolidate with any person, or transfer all or substantially all of their properties and assets. These limitations are substantially similar to the limitations already existing with respect to the Company's 9.75% Senior Subordinated Notes, due 2010, and related Indentures and Supplemental Indentures. Other information concerning the offering and issuance of the Notes has previously been reported in, and is described in, the Company's Registration Statement on Form S-3 (Registration Number 333-76175) dated April 13, 1999, the Company's Prospectus Supplement, dated March 5, 2001 and filed with the Securities Exchange Commission (the "Commission") on March 8, 2001 pursuant to Rule 424(b), and the Company's current report on Form 8-K, dated March 5, 2001 and filed with the Commission on March 8, 2001, each of which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             (a) On January 25, 2001, the Company held its Annual Meeting of Stockholders (the "Meeting"). At the Meeting, the stockholders re-elected ten members of the Board of Directors of the Company to serve until the Company's next annual meeting of stockholders and until their respective successors are elected and qualified. The names of the ten directors, the votes cast for and the number of votes withheld were as follows:



                  NAME                                VOTES FOR                       VOTES WITHHELD
                  ----                                ---------                       --------------

DONALD R. HORTON                                      60,076,921                        3,132,816

BRADLEY S. ANDERSON                                   60,356,792                        2,852,945

RICHARD BECKWITT                                      60,072,793                        3,136,944

SAMUEL R. FULLER                                      60,075,990                        3,133,747

RICHARD I. GALLAND                                    60,049,800                        3,159,937

RICHARD L. HORTON                                     59,810,177                        3,399,560

TERRILL J. HORTON                                     59,810,177                        3,399,560

FRANCINE I. NEFF                                      60,372,074                        2,837,663

SCOTT J. STONE                                        57,373,830                        5,835,907

DONALD J. TOMNITZ                                     60,212,918                        2,996,819


             (b) At the Meeting, a vote was taken for the approval and adoption of a proposal to amend and restate the D.R. Horton, Inc. 1991 Stock Incentive Plan. The following votes were cast upon this proposal:


FOR:                                         39,718,081

AGAINST:                                     23,417,722

ABSTAIN:                                       73,930

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.


    EXHIBIT NO.      DESCRIPTION

        4.1 Indenture, dated as of September 11, 2000, among D.R. Horton, Inc., the guarantors named therein and American Stock Transfer and Trust Company, as Trustee, relating to the Senior Subordinated Debt Securities of D.R. Horton, Inc., is incorporated herein by reference from Exhibit 4.1(a) to the Company's Current Report on Form 8-K filed with the Commission on September 7, 2000.

        4.2 First Supplemental Indenture, dated as of September 11, 2000, among D.R. Horton, Inc., the guarantors named therein and American Stock Transfer and Trust Company, as Trustee, relating to the 9.75% Senior Subordinated Notes due 2010 of D.R. Horton, Inc., is incorporated herein by reference from Exhibit 4.1(b) to the Company's Current Report on Form 8-K filed with the Commission on September 7, 2000.

        4.3 Second Supplemental Indenture, dated as of March 12, 2001, among D.R. Horton, Inc., the guarantors named therein and American Stock Transfer and Trust Company, as Trustee, relating to the 9.375% Senior Subordinated Notes due 2011 of D.R. Horton, Inc., is incorporated herein by reference from Exhibit 4.1(a) to the Company's Current Report on Form 8-K filed with the Commission on March 8, 2001.

        4.4 Indenture, dated as of June 9, 1997, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to Senior Debt Securities, is incorporated herein by reference from Exhibit 4.1(a) to the Company's Registration Statement on Form S-3 (Registration No. 333-27521) filed with the Commission on May 21, 1997.

        4.5 First Supplemental Indenture, dated as of June 1, 1997, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 8 3/8% Senior Notes due 2009, is incorporated by reference from Exhibit
                4.1 to the Company's Form 8-K/A dated April 1, 1997, filed with the Commission on June 6, 1997.

        4.6 Second Supplemental Indenture, dated as of September 30, 1997, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, is incorporated by reference from Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 8, 1997.

        4.7 Third Supplemental Indenture, dated as of April 17, 1998, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, is incorporated by reference form Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with Commission on May 14, 1998.

        4.8 Fourth Supplemental Indenture, dated as of April 20, 1998, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, is incorporated by reference from 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with Commission on May 14, 1998.

        4.9 Fifth Supplemental Indenture, dated as of August 31, 1998, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, is incorporated herein by reference from Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, filed with the Commission on December 10, 1998.

        4.10 Sixth Supplemental Indenture, dated as of February 4, 1999, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 8% Senior Notes due 2009, is incorporated herein by reference from
                Exhibit 4.1 to the Company's Form 8-K filed with the Commission on February 2, 1999.

        4.11 Seventh Supplemental Indenture, dated as of August 31, 1999, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, is incorporated herein by reference from Exhibit 4.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the Commission on December 10, 1999.

        4.12 Eighth Supplemental Indenture, dated as of March 21, 2000, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 10-1/2% Senior Notes due 2005, is incorporated herein by reference from
                Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Commission on March 17, 2000.

        4.13 Ninth Supplemental Indenture, dated as of March 31, 2000, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, is incorporated herein by reference from Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Commission on May 12, 2000.

        4.14 Tenth Supplemental Indenture, dated as of June 5, 2000, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 10-1/2% Senior Notes due 2005, is incorporated herein by reference from
                Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Commission on June 6, 2000.

        4.15 Indenture dated as of April 15, 1996 between Continental Homes Holding Corp. ("Continental") and First Union National Bank, as Trustee, relating to the 10% Senior Notes due 2006, is incorporated herein by reference from Exhibit 4.1 to Continental's Annual Report on Form 10-K for the year ended May 31, 1996. The Commission file number for Continental is 1-10700.

        4.16 First Supplemental Indenture, dated as of April 20, 1998, among the Company, the guarantors named therein and First Union National Bank, as Trustee, is incorporated by reference from
                Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 14, 1998

        4.17 Second Supplemental Indenture, dated as of August 31, 1998, among the Company, the guarantors named herein and First Union National Bank, as Trustee, is incorporated by reference from
                Exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 301, 1998, filed with the Commission on December 10, 1998.

        4.18 Third Supplemental Indenture, dated as of August 31, 1999, among the Company, the guarantors named herein and First Union National Bank, as Trustee, is incorporated by reference from
                Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the Commission on December 10, 1999.

        10.1 Amended and Restated Master Loan and Inter-Creditor Agreement dated as of July 1, 1999, among D.R. Horton, Inc., as a Borrower; Nationsbank, N.A., Bank of America National Trust and Savings Association, Fleet National Bank, Bank United, Comerica Bank, Credit Lyonnais New York Branch, Societe Generale, Southwest Agency, The First National Bank of Chicago, PNC Bank, National Association, Amsouth Bank, Bank One, Arizona, NA, First American Bank Texas, SSB, Harris Trust and Savings Bank, Sanwa Bank California, Norwest Bank Arizona, National Association,. Wachovia Mortgage Company and Summit Bank, as Banks; and Nationsbank, N.A., as Administrative Agent, is incorporated by reference from Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the Commission on December 10, 1999.

        10.2* The D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated.

        10.3* Amendment No. 1 to the D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated.

        10.4* Indemnification Agreement, dated as of February 1, 2001, for a director and executive officer of the Company, Samuel R. Fuller. (On the same date, an Indemnification Agreement in substantially identical form was executed for Stacey H. Dwyer, an executive officer of the Company.

----------
* filed herewith

                (b) Reports on Form 8-K.

                On March 8, 2001, the Company filed a Current Report on Form 8-K (Items 5 and 7), which filed an underwriting agreement, a supplemental indenture and a statement of computation of ratio of earnings to fixed changes, all relating to the offering and issuance of $200 million principal amount of the Company's 9.375% Senior Subordinated Notes, due 2011.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             D.R. HORTON, INC.



Date: May 15, 2001              By /S/ SAMUEL R. FULLER
                                  ----------------------------------------------
                                Samuel R. Fuller, on behalf of D.R. Horton, Inc.
                                and as Executive Vice President, Treasurer and
                                Chief Financial Officer (Principal Financial and
                                Accounting Officer)

                                 EXHIBIT INDEX


    EXHIBIT
    NUMBER      DESCRIPTION
    ------      -----------

        4.1     Indenture, dated as of September 11, 2000, among D.R. Horton,
                Inc., the guarantors named therein and American Stock Transfer and Trust Company, as Trustee, relating to the Senior
                Subordinated Debt Securities of D.R. Horton, Inc., is incorporated herein by reference from Exhibit 4.1(a) to the Company's Current Report on Form 8-K filed with the Commission on September 7, 2000.

        4.2 First Supplemental Indenture, dated as of September 11, 2000, among D.R. Horton, Inc., the guarantors named therein and American Stock Transfer and Trust Company, as Trustee, relating to the 9.75% Senior Subordinated Notes due 2010 of D.R. Horton,
                Inc., is incorporated herein by reference from Exhibit 4.1(b) to the Company's Current Report on Form 8-K filed with the Commission on September 7, 2000.

        4.3     Second Supplemental Indenture, dated as of March 12, 2001, among
                D.R. Horton, Inc., the guarantors named therein and American
                Stock Transfer and Trust Company, as Trustee, relating to the 9.375% Senior Subordinated Notes due 2011 of D.R. Horton, Inc., is incorporated herein by reference from Exhibit 4.1(a) to the Company's Current Report on Form 8-K filed with the Commission on March 8, 2001.

        4.4 Indenture, dated as of June 9, 1997, among the Company, the guarantors named therein and American Stock Transfer & Trust
                Company, as Trustee, relating to Senior Debt Securities, is incorporated herein by reference from Exhibit 4.1(a) to the Company's Registration Statement on Form S-3 (Registration No.
                333-27521) filed with the Commission on May 21, 1997.

        4.5 First Supplemental Indenture, dated as of June 1, 1997, among the Company, the guarantors named therein and American Stock
                Transfer & Trust Company, as Trustee, relating to the 8 3/8%
                Senior Notes due 2009, is incorporated by reference from Exhibit
                4.1 to the Company's Form 8-K/A dated April 1, 1997, filed with the Commission on June 6, 1997.

        4.6 Second Supplemental Indenture, dated as of September 30, 1997, among the Company, the guarantors named therein and American
                Stock Transfer & Trust Company, as Trustee, is incorporated by reference from Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 8, 1997.

        4.7 Third Supplemental Indenture, dated as of April 17, 1998, among the Company, the guarantors named therein and American Stock
                Transfer & Trust Company, as Trustee, is incorporated by reference form Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with Commission on May 14, 1998.

        4.8 Fourth Supplemental Indenture, dated as of April 20, 1998, among the Company, the guarantors named therein and American Stock
                Transfer & Trust Company, as Trustee, is incorporated by reference from 4.4 to the Company's Quarterly Report on Form
                10-Q for the quarter ended March 31, 1998, filed with Commission on May 14, 1998.

        4.9 Fifth Supplemental Indenture, dated as of August 31, 1998, among the Company, the guarantors named therein and American Stock
                Transfer & Trust Company, as Trustee, is incorporated herein by reference from Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, filed with the Commission on December 10, 1998.

        4.10 Sixth Supplemental Indenture, dated as of February 4, 1999, among the Company, the guarantors named therein and American
                Stock Transfer & Trust Company, as Trustee, relating to the 8%
                Senior Notes due 2009, is incorporated herein by reference from
                Exhibit 4.1 to the Company's Form 8-K filed with the Commission on February 2, 1999.

        4.11 Seventh Supplemental Indenture, dated as of August 31, 1999, among the Company, the guarantors named therein and American
                Stock Transfer & Trust Company, as Trustee, is incorporated herein by reference from Exhibit 4.9 to the Company's Annual
                Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the Commission on December 10, 1999.


    EXHIBIT
    NUMBER      DESCRIPTION
    ------      -----------
        4.12    Eighth Supplemental Indenture, dated as of March 21, 2000, among the Company, the guarantors named therein and American Stock
                Transfer & Trust Company, as Trustee, relating to the 10-1/2%
                Senior Notes due 2005, is incorporated herein by reference from
                Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Commission on March 17, 2000.

        4.13 Ninth Supplemental Indenture, dated as of March 31, 2000, among the Company, the guarantors named therein and American Stock
                Transfer & Trust Company, as Trustee, is incorporated herein by reference from Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Commission on May 12, 2000.

        4.14 Tenth Supplemental Indenture, dated as of June 5, 2000, among the Company, the guarantors named therein and American Stock
                Transfer & Trust Company, as Trustee, relating to the 10-1/2%
                Senior Notes due 2005, is incorporated herein by reference from
                Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Commission on June 6, 2000.

        4.15    Indenture dated as of April 15, 1996 between Continental Homes
                Holding Corp. ("Continental") and First Union National Bank, as
                Trustee, relating to the 10% Senior Notes due 2006, is incorporated herein by reference from Exhibit 4.1 to Continental's Annual Report on Form 10-K for the year ended May
                31, 1996. The Commission file number for Continental is 1-10700.

        4.16 First Supplemental Indenture, dated as of April 20, 1998, among the Company, the guarantors named therein and First Union
                National Bank, as Trustee, is incorporated by reference from
                Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 14, 1998

        4.17 Second Supplemental Indenture, dated as of August 31, 1998, among the Company, the guarantors named herein and First Union
                National Bank, as Trustee, is incorporated by reference from
                Exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 301, 1998, filed with the Commission on December 10, 1998.

        4.18 Third Supplemental Indenture, dated as of August 31, 1999, among the Company, the guarantors named herein and First Union
                National Bank, as Trustee, is incorporated by reference from
                Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the Commission on December 10, 1999.

        10.1 Amended and Restated Master Loan and Inter-Creditor Agreement dated as of July 1, 1999, among D.R. Horton, Inc., as a Borrower; Nationsbank, N.A., Bank of America National Trust and
                Savings Association, Fleet National Bank, Bank United, Comerica
                Bank, Credit Lyonnais New York Branch, Societe Generale,
                Southwest Agency, The First National Bank of Chicago, PNC Bank,
                National Association, Amsouth Bank, Bank One, Arizona, NA, First
                American Bank Texas, SSB, Harris Trust and Savings Bank, Sanwa
                Bank California, Norwest Bank Arizona, National Association,.
                Wachovia Mortgage Company and Summit Bank, as Banks; and
                Nationsbank, N.A., as Administrative Agent, is incorporated by reference from Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the Commission on December 10, 1999.

        10.2* The D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated.

        10.3*   Amendment No. 1 to the D.R. Horton, Inc. 1991 Stock Incentive
                Plan, as amended and restated.

        10.4* Indemnification Agreement, dated as of February 1, 2001, for a director and executive officer of the Company, Samuel R. Fuller.
                (On the same date, an Indemnification Agreement in substantially identical form was executed for Stacey H. Dwyer, an executive officer of the Company.

----------
* filed herewith