Form 10-Q
period 2001-06-30
HORTON D R INC /DE/
filed 2001-08-14
CIK 882184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
  x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934
For the Quarterly Period Ended    June  30, 2001
                               ---------------------

                                            OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934
For the Transition Period From                     To
                               -------------------    -------------------


Commission file number   1-14122
                       -----------

                               D.R. HORTON, INC.
     -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                DELAWARE                             75-2386963
     -------------------------------     -------------------------------
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)            Identification No.)


       1901 Ascension Blvd., Suite 100, Arlington, Texas      76006
     -------------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)


                               (817)856-8200
     -------------------------------------------------------------------
            (Registrant's telephone number, including area code)

     -------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common stock, $.01 par value --  76,845,107  shares as of August 7, 2001
                                 --------------

                         This Report contains 29 pages.

                                      INDEX

                                 D.R. HORTON, INC.


PART I.      FINANCIAL INFORMATION.                                                       Page
-------      ----------------------                                                       ----

ITEM 1.      Financial Statements.

             Consolidated Balance Sheets --- June 30, 2001 and September 30, 2000.           3

             Consolidated Statements of Income-- Three Months and Nine Months Ended
                  June 30, 2001 and 2000.                                                    4

             Consolidated Statement of Stockholders' Equity-- Nine Months Ended
                  June 30, 2001.                                                             5

             Consolidated Statements of Cash Flows-- Nine Months Ended
                  June 30, 2001 and 2000.                                                    6

             Notes to Consolidated Financial Statements.                                  7-17

ITEM 2.      Management's Discussion and Analysis of Results of Operations and
             Financial Condition.                                                        18-24

ITEM 3.      Quantitative and Qualitative Disclosures about Market Risk.                    25


PART II.     OTHER INFORMATION.
--------     ------------------

ITEM 2.      Changes in Securities                                                          26

ITEM 5.      Other Information                                                              27

ITEM 6.      Exhibits and Reports on Form 8-K                                               28

SIGNATURES.                                                                                 29
----------

                       D.R. HORTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              June 30,   September 30,
                                                                2001          2000
                                                            -----------  -------------
                                                                  (In thousands)
                                                             (Unaudited)
                                    ASSETS
Homebuilding:
Cash ....................................................... $   60,439  $   61,798
Inventories:
     Finished homes and construction in progress ...........  1,472,240   1,095,636
     Residential lots  - developed and under development ...  1,240,610   1,092,571
     Land held for development .............................      2,824       2,824
                                                             ----------  ----------
                                                              2,715,674   2,191,031
Property and equipment (net) ...............................     49,124      38,960
Earnest money deposits and other assets ....................    184,728     148,983
Excess of cost over net assets acquired (net) ..............    119,851     115,966
                                                             ----------  ----------
                                                              3,129,816   2,556,738
Financial Services:
Cash .......................................................     20,964      10,727
Mortgage loans held for sale ...............................    170,197     119,581
Other assets ...............................................     13,991       7,531
                                                             ----------  ----------
                                                                205,152     137,839
                                                             ----------  ----------
                                                             $3,334,968  $2,694,577
                                                             ==========  ==========
                                   LIABILITIES
Homebuilding:
Accounts payable and other liabilities ..................... $  400,802  $  370,389
Notes payable:
     Unsecured:
          Revolving credit facility due 2002 ...............    144,000     192,000
          8 3/8% senior notes due 2004, net ................    148,844     148,547
          10 1/2% senior notes due 2005, net ...............    199,412     199,343
          10% senior notes due 2006, net ...................    147,550     147,398
          8% senior notes due 2009, net ....................    383,214     383,089
          9 3/4% senior subordinated notes due 2010, net ...    148,899     148,821
          9 3/8% senior subordinated notes due 2011, net ...    199,683          --
          Zero coupon convertible senior notes due 2021, net    200,884          --
     Other secured .........................................     53,438      26,388
                                                             ----------  ----------
                                                              1,625,924   1,245,586
                                                             ----------  ----------
                                                              2,026,726   1,615,975
                                                             ----------  ----------
Financial Services:
Accounts payable and other liabilities .....................      4,928       4,958
Notes payable to financial institutions ....................    155,237      98,817
                                                             ----------  ----------
                                                                160,165     103,775
                                                             ----------  ----------
                                                              2,186,891   1,719,750
                                                             ----------  ----------
Minority interests .........................................      8,356       5,264
                                                             ----------  ----------
                                   STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized,
  no shares issued .........................................         --          --
Common stock, $.01 par value, 200,000,000 shares authorized,
  75,689,624 at June 30, 2001 and 70,074,110 at September 30,
  2000, issued and outstanding .............................        757         701
Additional capital .........................................    677,248     537,145
Retained earnings ..........................................    461,716     468,664
Treasury stock, no shares at June 30, 2001 and  2,589,200
  shares at September 30, 2000, at cost. ...................         --    (36,947)
                                                             ----------  ----------
                                                              1,139,721     969,563
                                                             ----------  ----------
                                                             $3,334,968  $2,694,577
                                                             ==========  ==========

         See accompanying notes to consolidated financial statements.

                    D.R. HORTON, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months            Nine Months
                                                   Ended June 30,         Ended June 30,
                                             -----------------------  ----------------------
                                                 2001         2000       2001        2000
                                             -----------  ----------  ----------  ----------
                                                    (In thousands, except per share data)
                                                                (Unaudited)
Homebuilding:
Revenues
   Home sales ............................... $1,090,242  $  930,786  $2,799,894  $2,493,314
   Land/lot sales ...........................     11,724      15,630      68,033      38,780
                                              ----------  ----------  ----------  ----------
                                               1,101,966     946,416   2,867,927   2,532,094
                                              ----------  ----------  ----------  ----------
Cost of sales
   Home sales ...............................    872,095     755,527   2,244,754   2,028,349
   Land/lot sales ...........................     10,712      18,387      54,791      36,524
                                              ----------  ----------  ----------  ----------
                                                 882,807     773,914   2,299,545   2,064,873
                                              ----------  ----------  ----------  ----------
Gross profit
   Home sales ...............................    218,147     175,259     555,140     464,965
   Land/lot sales ...........................      1,012      (2,757)     13,242       2,256
                                              ----------  ----------  ----------  ----------
                                                 219,159     172,502     568,382     467,221

Selling, general and administrative expense .    109,085      97,243     295,084     262,073
Interest expense ............................      2,089       2,339       6,618       7,195
Other expense (income) ......................      5,040        (747)     14,038      (1,472)
                                              ----------  ----------  ----------  ----------
                                                 102,945      73,667     252,642     199,425
                                              ----------  ----------  ----------  ----------
Financial Services:
Revenues ....................................     19,015      12,800      47,553      34,926
Selling, general and administrative expense .     12,540       9,155      32,507      25,152
Interest expense ............................      1,575       1,485       3,582       4,191
Other (income) ..............................     (2,240)     (1,700)     (4,869)     (4,723)
                                              ----------  ----------  ----------  ----------
                                                   7,140       3,860      16,333      10,306
                                              ----------  ----------  ----------  ----------
   INCOME BEFORE INCOME TAXES ...............    110,085      77,527     268,975     209,731
Provision for income taxes ..................     41,282      29,460     100,866      79,698
                                              ----------  ----------  ----------  ----------
   Income before cumulative effect of change
    in accounting principle .................     68,803      48,067     168,109     130,033
   Cumulative effect of change in accounting
    principle, net of income taxes ..........       --          --         2,136        --
                                              ----------  ----------  ----------  ----------
   NET INCOME ............................... $   68,803  $   48,067  $  170,245  $  130,033
                                              ==========  ==========  ==========  ==========

Basic earnings per common share:
   Income before cumulative effect of change
    in accounting principle ................. $     0.91  $     0.64  $     2.23  $     1.73
   Cumulative effect of change in accounting
    principle, net of income taxes ..........       --          --          0.03        --
                                              ----------  ----------  ----------  ----------
   Net income ............................... $     0.91  $     0.64  $     2.26  $     1.73
                                              ==========  ==========  ==========  ==========

Diluted earnings per common share:
   Income before cumulative effect of change
    in accounting principle ................. $     0.89  $     0.64  $     2.19  $     1.72
   Cumulative effect of change in accounting
    principle, net of income taxes ..........       --          --          0.03        --
                                              ----------  ----------  ----------  ----------
   Net income ............................... $     0.89  $     0.64  $     2.22  $     1.72
                                              ==========  ==========  ==========  ==========

Cash dividends per share .................... $     0.05  $     0.04  $     0.14  $     0.11
                                              ==========  ==========  ==========  ==========

              See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                                 Total
                                                Common    Additional   Retained    Treasury  Stockholders'
                                                 Stock      Capital    Earnings     Stock        Equity
                                              ----------  ----------  ----------  ----------   ----------
                                                    (In thousands, except common stock share data)
                                                                       (Unaudited)

Balances at September 30, 2000 ..............   $    701  $  537,145  $  468,664  $  (36,947)  $  969,563

Net income ..................................       --          --       170,245        --        170,245
Issuances under D.R. Horton, Inc. ...........
  employee benefit plans (6,540 shares) .....       --           106        --          --            106
Exercise of stock options (719,046 shares) ..          7       9,685        --          --          9,692
Cash dividends paid .........................       --          --        (9,885)       --         (9,885)
Stock dividend paid (4,889,928 shares) ......         49     130,312    (167,308)     36,947         --
                                              ----------  ----------  ----------  ----------   ----------

Balances at June 30, 2001 ...................   $    757  $  677,248  $  461,716  $     --     $1,139,721
                                              ==========  ==========  ==========  ==========   ==========





































       See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Nine Months
                                                                 Ended June 30,
                                                             ----------------------
                                                                2001        2000
                                                             ----------  ----------
                                                                 (In thousands)
                                                                  (Unaudited)
OPERATING ACTIVITIES
  Net income ............................................... $  170,245  $  130,033
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
  Depreciation and amortization ............................     18,463      15,899
  Amortization of debt premiums and fees ...................      2,645       1,830
  Changes in operating assets and liabilities:
        Increase in inventories ............................   (416,639)   (305,929)
        Increase in earnest money deposits and other assets     (33,649)    (32,477)
        (Increase)/decrease in mortgage loans held for sale     (50,616)     13,857
        Increase/(decrease) in accounts payable and other
          liabilities ......................................     26,608      (2,563)
                                                             ----------  ----------

NET CASH USED IN OPERATING ACTIVITIES ......................   (282,943)   (179,350)
                                                             ----------  ----------

INVESTING ACTIVITIES
  Net purchase of property and equipment ...................    (21,807)    (14,674)
  Net investment in venture capital entities ...............     (1,970)    (18,311)
  Net cash paid for acquisitions ...........................    (49,009)     (5,016)
                                                             ----------  ----------

NET CASH USED IN INVESTING ACTIVITIES ......................    (72,786)    (38,001)
                                                             ----------  ----------

FINANCING ACTIVITIES
  Proceeds from notes payable ..............................    891,420     570,000
  Repayment of notes payable ...............................   (920,630)   (580,213)
  Issuance of senior and senior subordinated notes payable .    393,904     197,897
  Purchase of treasury stock ...............................       --       (14,543)
  Proceeds from issuance of common stock associated with
    certain employee benefit plans .........................      9,798       1,599
  Payment of cash dividends ................................     (9,885)     (6,813)
                                                             ----------  ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..................    364,607     167,927
                                                             ----------  ----------

INCREASE / (DECREASE) IN CASH ..............................      8,878     (49,424)
        Cash at beginning of period ........................     72,525     128,568
                                                             ----------  ----------
        Cash at end of period .............................. $   81,403  $   79,144
                                                             ==========  ==========












       See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and its subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year. Operating results for the three-month and nine-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

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



NOTE B - CHANGES IN ACCOUNTING PRINCIPLES

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998, and was later amended by SFAS 137 and 138, which were issued in June 1999 and June 2000, respectively. Pursuant to the implementation requirements of SFAS No. 133, the Company adopted it on October 1, 2000, the first day of the Company's fiscal year ending September 30, 2001. The Company's interest rate swaps, the terms of which are more fully described in Item 3, were not designated as hedges under the provisions of SFAS No. 133. The Statement requires such swaps to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statements of income. Accordingly, the Company recorded a cumulative effect of a change in accounting principle amounting to $2.1 million, net of income taxes of $1.3 million, as an adjustment to net income in the nine months ended June 30, 2001. The fair value of the Company's interest rate swaps at June 30, 2001 is recorded in homebuilding other assets, and the change in their fair value during the three and nine months ended June 30, 2001 is recorded in homebuilding other expense.

SFAS No. 133 was also implemented on October 1, 2000 for the hedging activities of the Company's financial services segment. The effects of doing so were not significant.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to periodic tests for impairment of recorded values.

In accordance with the terms of SFAS No. 142 that permit its early adoption, the Company plans to apply the new rules for goodwill and other intangible assets beginning October 1, 2001. Application of the provision prohibiting the amortization of goodwill is expected to result in an increase in income before income taxes of approximately $9.0 million in the fiscal year ended September 30, 2002. During the year, the Company will perform the required tests for impairment of goodwill. The Company does not believe that such tests will have a significant, adverse effect on its results of operations or financial position.

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  June 30, 2001

NOTE C - SEGMENT INFORMATION

The Company's financial reporting segments consist of homebuilding and financial services. The Company's homebuilding operations comprise the most substantial part of its business, with more than 98% of consolidated revenues for the three months and nine months ended June 30, 2001 and 2000. The homebuilding operations segment generates the majority of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.


NOTE D - NET INCOME PER SHARE

Basic net income per share for the three and nine months ended June 30, 2001 and 2000 is based on the weighted average number of shares of common stock outstanding. Diluted net income per share is based on the weighted average number of shares of common stock and dilutive securities outstanding.

The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings per share (in thousands):

                                                 Three Months Ended       Nine Months Ended
                                                      June 30,                June 30,
                                                 ------------------       -----------------
                                                   2001       2000         2001       2000
                                                   ----       ----         ----       ----
Denominator for basic earnings per
  share--weighted average shares ............     75,594      74,799      75,329      75,142
Employee stock options ......................      1,305         603       1,250         575
                                              ----------  ----------  ----------  ----------
Denominator for diluted earnings per
  share--adjusted weighted average shares ...     76,899      75,402      76,579      75,717
                                              ==========  ==========  ==========  ==========


In February, 2001, the Company's Board of Directors declared an 11% stock dividend, payable on March 23, 2001 to stockholders of record on March 9, 2001. All average share amounts presented above for the three and nine month periods ended June 30, 2000 have been restated to reflect the effects of the 11% stock dividend.


NOTE E - DEBT

On May 11, 2001 the Company issued, for gross proceeds of approximately $200 million, Zero Coupon Convertible Senior Notes due 2021 ("Notes") with a face amount at maturity of approximately $381.1 million. The Notes were issued at a price of $524.78 per $1,000 face amount at maturity, which equates to an annual yield to maturity over the life of the Notes of 3.25%. Proceeds from the offering, after underwriting discount, were approximately $195.5 million, and were used to repay amounts outstanding under the Company's revolving credit facility. The Notes are convertible into the Company's common stock at any time, if the sale price of the common stock exceeds specified thresholds or in other specified instances, at the rate of approximately 17.5 shares per $1,000 face amount at maturity. The conversion ratio equates to an initial conversion price of $30.00 per share. Holders have the option to require the Company to repurchase the Notes on any of the second, seventh or twelfth anniversary dates from the issue date for the initial issue price plus accrued yield to the purchase date. The Company must satisfy any Notes submitted for repurchase on the second anniversary date in cash. Any Notes submitted for repurchase on the seventh or twelfth anniversary dates may be settled in any combination of cash and/or the Company's common stock, at the Company's option. The Company will have the option to redeem the Notes, in cash, at any time after the second anniversary date of the Notes for the initial issue price plus accrued yield to redemption. The Company will pay contingent interest on the Notes during specified six-month periods beginning on May 12, 2003, if the market price of the Notes exceeds specified levels.

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  June 30, 2001


NOTE F - INTEREST

The  Company   capitalizes   interest  during   development  and   construction.
Capitalized interest is charged to cost of sales as the related inventory is delivered to the home buyer. Homebuilding interest costs are (in thousands):

                                                Three Months Ended       Nine Months Ended
                                                      June 30,               June 30,
                                              ----------------------  ----------------------
                                                 2001        2000        2001        2000
                                              ----------  ----------  ----------  ----------

Capitalized interest, beginning of period ... $   85,579  $   55,148  $   66,092  $   41,525
Interest incurred - homebuilding ............     34,133      29,310      94,861      76,382
Interest expensed:
     Directly - homebuilding ................     (2,089)     (2,339)     (6,618)     (7,195)
     Amortized to cost of sales .............    (24,012)    (18,631)    (60,724)    (47,224)
                                              ----------  ----------  ----------  ----------
Capitalized interest, end of period ......... $   93,611  $   63,488  $   93,611  $   63,488
                                              ==========  ==========  ==========  ==========


NOTE G - ACQUISITIONS

On May 1, 2001, the Company acquired the assets of Fortress-Florida, Inc. (Fortress), a wholly owned subsidiary of The Fortress Group, Inc., for $28.7 million. Fortress assets, primarily inventories, amounted to approximately $47.1 million. Total liabilities assumed amounted to approximately $24.3 million, including notes payable of $17.5 million, which were paid at closing. The Fortress acquisition was treated as a purchase for accounting purposes. Pro forma results of operations had the Fortress acquisition occurred on the first day of our fiscal year are not materially different from historical results and are not presented.

On July 17, 2001, the Company completed the acquisition of the assets of Emerald Builders (Emerald), a privately held homebuilder based in Houston, Texas. In the transaction, the Company issued approximately 1.0 million shares of common stock, paid $30.7 million in cash and assumed debt of approximately $115.3 million, including notes payable of $109.6 million, which were paid at closing. The final number of shares issued is subject to adjustment, based on a final determination of the book value of the assets acquired. The Emerald acquisition will be treated as a purchase for accounting purposes.

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  June 30, 2001


NOTE H - SUMMARIZED FINANCIAL INFORMATION

The 8%, 8 3/8%, 10% and 10 1/2% Senior Notes, the 9 3/8% and 9 3/4% Senior Subordinated Notes, and the Zero Coupon Convertible Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's direct and indirect subsidiaries (Guarantor Subsidiaries), other than financial services subsidiaries and certain other inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

                                             Consolidating Balance Sheet
                                                    June 30, 2001
                                                                           Non-Guarantor
                                                                           Subsidiaries
                                                                      ----------------------
                                                D.R.      Guarantor    Financial             Intercompany
                                            Horton, Inc. Subsidiaries  Services     Other    Eliminations      Total
                                            ------------ ------------ ----------  ---------- ------------   ----------
                                                                          (In thousands)
ASSETS
Homebuilding:
  Cash and cash equivalents ................. $     --    $   59,154  $     --    $    1,285   $     --     $   60,439
  Advances to/investments in subsidiaries ...  2,264,397      92,513        --         4,673   (2,361,583)        --
  Inventories ...............................    558,432   2,130,803        --        26,798         (359)   2,715,674
  Property and equipment (net) ..............      8,826      34,992        --         5,306         --         49,124
  Earnest money deposits and other assets ...     55,283     134,910        --        25,420      (30,885)     184,728
  Excess of cost over net assets acquired (net)     --       119,851        --          --           --        119,851
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                               2,886,938   2,572,223        --        63,482   (2,392,827)   3,129,816
                                              ----------  ----------  ----------  ----------   ----------   ----------
Financial services:
  Cash and cash equivalents .................       --          --        20,964        --           --         20,964
  Mortgage loans held for sale ..............       --          --       170,197        --           --        170,197
  Other assets ..............................       --          --        13,991        --           --         13,991
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                    --          --       205,152        --           --        205,152
                                              ----------  ----------  ----------  ----------   ----------   ----------
  Total Assets .............................. $2,886,938  $2,572,223  $  205,152  $   63,482   $(2,392,827) $3,334,968
                                              ==========  ==========  ==========  ==========   ===========  ==========
LIABILITIES & EQUITY
Homebuilding:
  Accounts payable and other liabilities .... $  140,313  $  350,821  $     --    $    2,457   $  (92,789)  $  400,802
  Advances from parent/subsidiaries .........       --     1,680,710        --        43,118   (1,723,828)        --
  Notes payable .............................  1,606,904      19,020        --        10,578      (10,578)   1,625,924
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                               1,747,217   2,050,551        --        56,153   (1,827,195)   2,026,726
                                              ----------  ----------  ----------  ----------   ----------   ----------
Financial services:
  Accounts payable and other liabilities ....       --          --         9,956        --         (5,028)       4,928
  Advances from parent/subsidiaries .........       --          --         7,657        --         (7,657)        --
  Notes payable .............................       --          --       155,237        --           --        155,237
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                    --          --       172,850        --        (12,685)     160,165
                                              ----------  ----------  ----------  ----------   ----------   ----------
  Total Liabilities .........................  1,747,217   2,050,551     172,850      56,153   (1,839,880)   2,186,891
                                              ----------  ----------  ----------  ----------   ----------   ----------

  Minority interest .........................       --         3,672          11       4,673         --          8,356
                                              ----------  ----------  ----------  ----------   ----------   ----------

  Common stock ..............................        757           1           6       6,155       (6,162)         757
  Additional capital ........................    677,248      84,611       2,299      10,129      (97,039)     677,248
  Retained earnings .........................    461,716     433,388      29,986     (13,628)    (449,746)     461,716
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                               1,139,721     518,000      32,291       2,656     (552,947)   1,139,721
                                              ----------  ----------  ----------  ----------   ----------   ----------
  Total Liabilities & Equity ................ $2,886,938  $2,572,223  $  205,152  $   63,482  $(2,392,827) $ 3,334,968
                                              ==========  ==========  ==========  ==========  ===========  ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                 June 30, 2001




NOTE H - SUMMARIZED FINANCIAL INFORMATION - (Continued)


                                             Consolidating Balance Sheet
                                                  September 30, 2000
                                                                           Non-Guarantor
                                                                           Subsidiaries
                                                                       ---------------------
                                                 D.R.      Guarantor    Financial            Intercompany
                                              Horton,Inc. Subsidiaries   Services   Other    Eliminations     Total
                                              ----------- ------------ ----------- --------- -------------- ----------
                                                                          (In thousands)
ASSETS
Homebuilding:
  Cash and cash equivalents ................. $   20,397  $   40,349  $     --    $    1,052  $      --     $   61,798
  Advances to/investments in subsidiaries ...  1,862,988      14,653        --          --     (1,877,641)        --
  Inventories ...............................    395,848   1,774,357        --        21,115         (289)   2,191,031
  Property and equipment (net) ..............      3,031      30,645        --         5,284         --         38,960
  Earnest money deposits and other assets ...     44,463      86,134        --        28,773      (10,387)     148,983
  Excess of cost over net assets acquired (net)     --       115,966        --          --           --        115,966
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                               2,326,727   2,062,104        --        56,224   (1,888,317)   2,556,738
                                              ----------  ----------  ----------  ----------   ----------   ----------

Financial services:
  Cash and cash equivalents .................       --          --        10,727        --           --         10,727
  Mortgage loans held for sale ..............       --          --       119,581        --           --        119,581
  Other assets ..............................       --          --         7,531        --           --          7,531
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                    --          --       137,839        --           --        137,839
                                              ----------  ----------  ----------  ----------   ----------   ----------
  Total Assets .............................. $2,326,727  $2,062,104  $  137,839  $   56,224   $(1,888,317) $2,694,577
                                              ==========  ==========  ==========  ==========   ===========  ==========

LIABILITIES & EQUITY
Homebuilding:
  Accounts payable and other liabilities .... $  124,823  $  359,004  $     --    $    2,246   $ (115,684)  $  370,389
  Advances from parent/subsidiaries .........     11,617   1,268,266        --        27,547   (1,307,430)        --
  Notes payable .............................  1,220,724      24,861        --        10,222      (10,221)   1,245,586
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                               1,357,164   1,652,131        --        40,015   (1,433,335)   1,615,975
                                              ----------  ----------  ----------  ----------   ----------   ----------
Financial services:
  Accounts payable and other liabilities ....       --          --         9,388        --         (4,430)       4,958
  Advances from parent/subsidiaries .........       --          --         5,653        --         (5,653)        --
  Notes payable .............................       --          --        98,817        --           --         98,817
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                    --          --       113,858        --        (10,083)     103,775
                                              ----------  ----------  ----------  ----------   ----------   ----------
  Total Liabilities .........................  1,357,164   1,652,131     113,858      40,015   (1,443,418)   1,719,750
                                              ----------  ----------  ----------  ----------   ----------   ----------

  Minority interest .........................       --          --            10       5,254         --          5,264
                                              ----------  ----------  ----------  ----------   ----------   ----------

  Common stock ..............................        701           1           6       6,155       (6,162)         701
  Additional capital ........................    537,145      84,795       2,299      10,128      (97,222)     537,145
  Retained earnings .........................    468,664     325,177      21,666      (5,328)    (341,515)     468,664
  Treasury stock ............................    (36,947)       --          --          --           --        (36,947)
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                 969,563     409,973      23,971      10,955     (444,899)     969,563
                                              ----------  ----------  ----------  ----------   ----------   ----------
  Total Liabilities & Equity ................ $2,326,727  $2,062,104  $  137,839  $   56,224   $(1,888,317) $2,694,577
                                              ==========  ==========  ==========  ==========   ===========  ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                 June 30, 2001




NOTE H - SUMMARIZED FINANCIAL INFORMATION - (Continued)


                                          Consolidating Statement of Income
                                           Three Months Ended June 30, 2001
                                                                         Non-Guarantor
                                                                          Subsidiaries
                                                                     ---------------------
                                               D.R.      Guarantor    Financial             Intercompany
                                           Horton, Inc. Subsidiaries  Services     Other    Eliminations      Total
                                           ------------ ------------ ----------- --------- --------------- -----------
                                                                         (In thousands)
Homebuilding:
  Revenues:
    Home sales .............................. $  199,313  $  887,058  $     --    $    3,871   $     --     $1,090,242
    Land/lot sales ..........................      6,267       5,457        --          --           --         11,724
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                 205,580     892,515        --         3,871         --      1,101,966
                                              ----------  ----------  ----------  ----------   ----------   ----------
  Cost of Sales:
    Home sales ..............................    154,876     714,376        --         2,985         (142)     872,095
    Land/lot sales ..........................      5,502       5,210        --          --           --         10,712
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                 160,378     719,586        --         2,985         (142)     882,807
                                              ----------  ----------  ----------  ----------   ----------   ----------
  Gross profit:
    Home sales ..............................     44,437     172,682        --           886          142      218,147
    Land/lot sales ..........................        765         247        --          --           --          1,012
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                  45,202     172,929        --           886          142      219,159
  Selling, general and administrative
    expense .................................     28,294      77,838        --         1,779        1,174      109,085
  Interest expense ..........................      2,043          44        --            14          (12)       2,089
  Other expense (income) ....................    (95,220)       (305)       --         6,895       93,670        5,040
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                 110,085      95,352        --        (7,802)     (94,690)     102,945
                                              ----------  ----------  ----------  ----------   ----------   ----------
Financial services:
  Revenues ..................................       --          --        19,015        --           --         19,015
  Selling, general and administrative
    expense .................................       --          --        13,714        --         (1,174)      12,540
  Interest expense ..........................       --          --         1,575        --           --          1,575
  Other (income) ............................       --          --        (2,240)       --           --         (2,240)
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                    --          --         5,966        --          1,174        7,140
                                              ----------  ----------  ----------  ----------   ----------   ----------
  Income before income taxes ................    110,085      95,352       5,966      (7,802)     (93,516)     110,085
  Provision for income taxes ................     41,282      35,757       2,237      (2,925)     (35,069)      41,282
                                              ----------  ----------  ----------  ----------   ----------   ----------
  Net income ................................ $   68,803  $   59,595  $    3,729  $   (4,877)  $  (58,447)  $   68,803
                                              ==========  ==========  ==========  ==========   ==========   ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                 June 30, 2001




NOTE H - SUMMARIZED FINANCIAL INFORMATION - (Continued)


                                          Consolidating Statement of Income
                                           Nine Months Ended June 30, 2001
                                                                         Non-Guarantor
                                                                          Subsidiaries
                                                                      --------------------
                                               D.R.      Guarantor    Financial             Intercompany
                                           Horton, Inc. Subsidiaries  Services     Other    Eliminations      Total
                                           ------------ ------------- ----------- -------- --------------- -----------
                                                                         (In thousands)
Homebuilding:
  Revenues:
    Home sales .............................. $  474,816  $2,309,055  $     --    $   16,023   $     --     $2,799,894
    Land/lot sales ..........................     22,876      45,157        --          --           --         68,033
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                 497,692   2,354,212        --        16,023         --      2,867,927
                                              ----------  ----------  ----------  ----------   ----------   ----------
  Cost of Sales:
    Home sales ..............................    377,190   1,856,010        --        11,953         (399)   2,244,754
    Land/lot sales ..........................     17,776      37,015        --          --           --         54,791
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                 394,966   1,893,025        --        11,953         (399)   2,299,545
                                              ----------  ----------  ----------  ----------   ----------   ----------
  Gross profit:
    Home sales ..............................     97,626     453,045        --         4,070          399      555,140
    Land/lot sales ..........................      5,100       8,142        --          --           --         13,242
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                 102,726     461,187        --         4,070          399      568,382
  Selling, general and administrative
    expense .................................     70,449     215,610        --         6,100        2,925      295,084
  Interest expense ..........................      6,478         134        --           196         (190)       6,618
  Other expense (income) ....................   (243,176)     (1,517)       --        10,456      248,275       14,038
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                 268,975     246,960        --       (12,682)    (250,611)     252,642
                                              ----------  ----------  ----------  ----------   ----------   ----------
Financial services:
  Revenues ..................................       --          --        47,553        --           --         47,553
  Selling, general and administrative
    expense .................................       --          --        35,432        --         (2,925)      32,507
  Interest expense ..........................       --          --         3,582        --           --          3,582
  Other (income) ............................       --          --        (4,869)       --           --         (4,869)
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                    --          --        13,408        --          2,925       16,333
                                              ----------  ----------  ----------  ----------   ----------   ----------
  Income before income taxes ................    268,975     246,960      13,408     (12,682)    (247,686)     268,975
  Provision for income taxes ................    100,866      92,610       5,028      (4,755)     (92,883)     100,866
                                              ----------  ----------  ----------  ----------   ----------   ----------
  Income before cumulative effect of
    change in accounting principle ..........    168,109     154,350       8,380      (7,927)    (154,803)     168,109
  Cumulative effect of change in
    accounting principle, net of
    income taxes ............................      2,136        --          --          --           --          2,136
                                              ----------  ----------  ----------  ----------   ----------   ----------
  Net income ................................ $  170,245  $  154,350  $    8,380  $   (7,927)  $ (154,803)  $  170,245
                                              ==========  ==========  ==========  ==========   ==========   ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                 June 30, 2001




NOTE H - SUMMARIZED FINANCIAL INFORMATION - (Continued)


                                          Consolidating Statement of Income
                                           Three Months Ended June 30, 2000
                                                                          Non-Guarantor
                                                                           Subsidiaries
                                                                       ---------------------
                                               D.R.        Guarantor   Financial              Intercompany
                                            Horton, Inc.  Subsidiaries Services     Other     Eliminations     Total
                                            ------------  ------------ ----------  ---------  ------------- -----------
                                                                          (In thousands)
Homebuilding:
  Revenues:
    Home sales .............................. $  150,081  $  771,216  $     --    $    9,489   $     --     $  930,786
    Land/lot sales ..........................      2,953      12,677        --          --           --         15,630
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                 153,034     783,893        --         9,489         --        946,416
                                              ----------  ----------  ----------  ----------   ----------   ----------
  Cost of Sales:
    Home sales ..............................    126,903     621,548        --         7,238         (162)     755,527
    Land/lot sales ..........................      3,396      14,991        --          --           --         18,387
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                 130,299     636,539        --         7,238         (162)     733,914
                                              ----------  ----------  ----------  ----------   ----------   ----------
  Gross profit:
    Home sales ..............................     23,178     149,668        --         2,251          162      175,259
    Land/lot sales ..........................       (443)     (2,314)       --          --           --         (2,757)
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                  22,735     147,354        --         2,251          162      172,502
  Selling, general and  administrative
    expense .................................     23,821      69,296        --         2,192        1,934       97,243
  Interest expense ..........................      2,287          52        --           161         (161)       2,339
  Other expense (income) ....................    (80,900)        295        --           178       79,680         (747)
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                  77,527      77,711        --          (280)     (81,291)      73,667
                                              ----------  ----------  ----------  ----------   ----------   ----------
Financial services:
  Revenues ..................................       --          --        12,800        --           --         12,800
  Selling, general and administrative
    expense .................................       --          --        11,089        --         (1,934)       9,155
  Interest expense ..........................       --          --         1,485        --           --          1,485
  Other (income) ............................       --          --        (1,700)       --           --         (1,700)
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                    --          --         1,926        --          1,934        3,860
                                              ----------  ----------  ----------  ----------   ----------   ----------
  Income before income taxes ................     77,527      77,711       1,926        (280)     (79,357)      77,527
  Provision for income taxes ................     29,460      29,534         728        (106)     (30,156)      29,460
                                              ----------  ----------  ----------  ----------   ----------   ----------
  Net income ................................ $   48,067  $   48,177  $    1,198  $     (174)  $  (49,201)  $   48,067
                                              ==========  ==========  ==========  ==========   ==========   ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                 June 30, 2001




NOTE H - SUMMARIZED FINANCIAL INFORMATION - (Continued)


                                          Consolidating Statement of Income
                                           Nine Months Ended June 30, 2000
                                                                          Non-Guarantor
                                                                           Subsidiaries
                                                                       ---------------------
                                               D.R.        Guarantor   Financial              Intercompany
                                            Horton, Inc.  Subsidiaries Services     Other     Eliminations     Total
                                            ------------  ------------ ----------  ---------  ------------- -----------
                                                                          (In thousands)
Homebuilding:
  Revenues:
    Home sales .............................. $  386,111  $2,083,739  $     --    $   23,464   $     --     $2,493,314
    Land/lot sales ..........................      3,929      34,851        --          --           --         38,780
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                 390,040   2,118,590        --        23,464         --      2,532,094
                                              ----------  ----------  ----------  ----------   ----------   ----------
  Cost of Sales:
    Home sales ..............................    324,387   1,686,854        --        17,617         (509)   2,028,349
    Land/lot sales ..........................      4,336      32,188        --          --           --         36,524
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                 328,723   1,719,042        --        17,617         (509)   2,064,873
                                              ----------  ----------  ----------  ----------   ----------   ----------
  Gross profit:
    Home sales ..............................     61,724     396,885        --         5,847          509      464,965
    Land/lot sales ..........................       (407)      2,663        --          --           --          2,256
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                  61,317     399,548        --         5,847          509      467,221
  Selling, general and  administrative
    expense .................................     59,332     196,000        --         4,811        1,930      262,073
  Interest expense ..........................      7,078         117        --           471         (471)       7,195
  Other expense (income) ....................   (214,824)     (1,401)       --           615      214,138       (1,472)
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                 209,731     204,832        --           (50)    (215,088)     199,425
                                              ----------  ----------  ----------  ----------   ----------   ----------
Financial services:
  Revenues ..................................       --          --        34,926        --           --         34,926
  Selling, general and administrative
    expense .................................       --          --        27,082        --         (1,930)      25,152
  Interest expense ..........................       --          --         4,191        --           --          4,191
  Other (income) ............................       --          --        (4,723)       --           --         (4,723)
                                              ----------  ----------  ----------  ----------   ----------   ----------
                                                    --          --         8,376        --          1,930       10,306
                                              ----------  ----------  ----------  ----------   ----------   ----------
  Income before income taxes ................    209,731     204,832       8,376         (50)    (213,158)     209,731
  Provision for income taxes ................     79,698      77,840       3,179         (19)     (81,000)      79,698
                                              ----------  ----------  ----------  ----------   ----------   ----------
  Net income ................................ $  130,033  $  126,992  $    5,197  $      (31)  $ (132,158)  $  130,033
                                              ==========  ==========  ==========  ==========   ==========   ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                 June 30, 2001




NOTE H - SUMMARIZED FINANCIAL INFORMATION - (Continued)


                                        Consolidating Statement of Cash Flows
                                           Nine Months Ended June 30, 2001
                                                                         Non-Guarantor
                                                                          Subsidiaries
                                                                     -----------------------
                                               D.R.      Guarantor    Financial              Intercompany
                                           Horton, Inc. Subsidiaries  Services     Other     Eliminations     Total
                                           ------------ ------------ ----------- ----------- ------------- -----------
                                                                         (In thousands)
OPERATING ACTIVITIES
   Net income ............................... $  170,245  $  154,350  $    8,380  $   (7,927)  $ (154,803)  $  170,245
   Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
     Depreciation and amortization ..........      1,418      15,711         955         379         --         18,463
     Amortization of debt premiums and fees .      2,645        --          --          --           --          2,645
     Changes in operating assets and
     liabilities:
     (Increase)/decrease in inventories .....   (141,521)   (269,505)       --        (5,683)          70     (416,639)
     (Increase)/decrease in earnest money
       deposits and other assets ............     (5,522)    (48,394)     (5,555)      5,323       20,499      (33,649)
      Increase in mortgage loans held for
       sale .................................       --          --       (50,616)       --           --        (50,616)
      Increase/(decrease) in accounts
       payable and other liabilities ........     15,490     (11,378)        569        (369)      22,296       26,608
                                              ----------  ----------  ----------  ----------   ----------   ----------
Net cash provided by (used in) operating
   activities ...............................     42,755    (159,216)    (46,267)     (8,277)    (111,938)    (282,943)
                                              ----------  ----------  ----------  ----------   ----------   ----------
INVESTING ACTIVITIES
   Net purchases of property and equipment ..     (7,213)    (12,333)     (1,860)       (401)        --        (21,807)
   Net investments in venture capital
    entities ................................       --          --          --        (1,970)        --         (1,970)
   Net cash paid for acquisitions ...........       --       (49,009)       --          --           --        (49,009)
                                              ----------  ----------  ----------  ----------   ----------   ----------
Net cash used in investing activities .......     (7,213)    (61,342)     (1,860)     (2,371)        --        (72,786)
                                              ----------  ----------  ----------  ----------   ----------   ----------
FINANCING ACTIVITIES
   Net change in notes payable ..............    357,174     (48,899)     56,420         356         (357)     364,694
   Increase/(decrease) in intercompany
    payables ................................   (413,026)    449,761       6,444      10,526      (53,705)        --
   Proceeds from stock associated with
    certain employee benefit plans ..........      9,798        --          --          --           --          9,798
   Cash dividends/distributions paid ........     (9,885)   (161,500)     (4,500)       --        166,000       (9,885)
                                              ----------  ----------  ----------  ----------   ----------   ----------
Net cash (used in) provided by financing
   activities ...............................    (55,939)    239,362      58,364      10,882      111,938      364,607
                                              ----------  ----------  ----------  ----------   ----------   ----------
Increase/(decrease) in cash .................    (20,397)     18,804      10,237         234         --          8,878
Cash at beginning of period .................     20,397      40,349      10,727       1,052         --         72,525
                                              ----------  ----------  ----------  ----------   ----------   ----------
Cash at end of period ....................... $     --    $   59,153  $   20,964  $    1,286   $     --     $   81,403
                                              ==========  ==========  ==========  ==========   ==========   ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                 June 30, 2001




NOTE H - SUMMARIZED FINANCIAL INFORMATION - (Continued)


                                        Consolidating Statement of Cash Flows
                                           Nine Months Ended June 30, 2000
                                                                          Non-Guarantor
                                                                           Subsidiaries
                                                                       ---------------------
                                               D.R.       Guarantor    Financial              Intercompany
                                            Horton, Inc.  Subsidiaries  Services     Other    Eliminations    Total
                                            ------------  -----------  ----------  ---------  ------------  ----------
                                                                         (In thousands)
OPERATING ACTIVITIES
   Net income ............................... $  130,033  $  126,992  $    5,197  $      (31)  $ (132,158)  $  130,033
   Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
     Depreciation and amortization ..........      1,133      13,404         823         539         --         15,899
     Amortization of debt premiums and fees .      1,830        --          --          --           --          1,830
     Changes in operating assets and
       liabilities:
       (Increase)/decrease in inventories ...    (82,053)   (226,795)       --         2,827           92     (305,929)
       (Increase)/decrease in earnest
          money deposits and other assets ...      1,706     (24,976)       (508)     (2,541)      (6,158)     (32,477)
       Decrease in mortgage loans held
          for sale ..........................       --          --        13,857        --           --         13,857
       Increase/(decrease) in accounts
          payable and other liabilities .....      7,853     (37,536)     (1,156)        582       27,694       (2,563)
                                              ----------  ----------  ----------  ----------   ----------   ----------
Net cash provided by (used in) operating
   activities ...............................     60,502    (148,911)     18,213       1,376     (110,530)    (179,350)
                                              ----------  ----------  ----------  ----------   ----------   ----------
INVESTING ACTIVITIES
   Net purchases of property and equipment ..     (1,347)    (12,394)       (744)       (189)        --        (14,674)
   Net investments in venture capital
    entities ................................       --          --          --       (18,311)        --        (18,311)
   Net cash paid for acquisitions ...........       --        (5,091)         75        --           --         (5,016)
                                              ----------  ----------  ----------  ----------   ----------   ----------
Net cash used in investing activities .......     (1,347)    (17,485)       (669)    (18,500)        --        (38,001)
                                              ----------  ----------  ----------  ----------   ----------   ----------
FINANCING ACTIVITIES
   Net change in notes payable ..............    217,497      (7,666)    (22,149)     (3,949)       3,951      187,684
   Increase/(decrease) in intercompany
    payables ................................   (254,019)    222,188       7,802      19,744        4,285         --
   Repurchase of treasury stock .............    (14,543)       --          --          --           --        (14,543)
   Proceeds from stock associated with
    certain employee benefit plans ..........      1,599        --          --          --           --          1,599
   Cash dividends/distributions paid ........     (6,813)   (101,594)       (700)       --        102,294       (6,813)
                                              ----------  ----------  ----------  ----------   ----------   ----------
Net cash (used in) provided by financing
   activities ...............................    (56,279)    112,928     (15,047)     15,795      110,530      167,927
                                              ----------  ----------  ----------  ----------   ----------   ----------
Increase/(decrease) in cash .................      2,876     (53,468)      2,497      (1,329)        --        (49,424)
Cash at beginning of period .................     66,777      53,468       6,360       1,963         --        128,568
                                              ----------  ----------  ----------  ----------   ----------   ----------
Cash at end of period ....................... $   69,653  $     --    $    8,857  $      634   $     --     $   79,144
                                              ==========  ==========  ==========  ==========   ==========   ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - CONSOLIDATED

D. R. Horton, Inc. and subsidiaries (the "Company") provide homebuilding activities in 22 states and 38 markets through its 45 homebuilding divisions. Through its financial services segment, the Company also provides mortgage banking and title agency services in many of these same markets.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Consolidated revenues for the three months ended June 30, 2001, increased 16.9%, to $1,121.0 million, from $959.2 million for the comparable period of 2000, primarily due to increases in home sales revenues.

Income before income taxes for the three months ended June 30, 2001, increased 42.0%, to $110.1 million, from $77.5 million for the comparable period of 2000. As a percentage of revenues, income before income taxes for the three months ended June 30, 2001, increased 1.7 percentage points, to 9.8%, from 8.1% for the comparable period of 2000, primarily due to an increase in the gross profit percentage achieved by the homebuilding segment.

The consolidated provision for income taxes increased 40.1%, to $41.3 million for the three months ended June 30, 2001, from $29.5 million for the same period of 2000, due to the corresponding increase in income before income taxes. The effective income tax rate decreased 0.5 percentage points, to 37.5%, from 38.0% for the comparable period of 2000, primarily due to changes in the estimated overall effective state income tax rate.


Nine Months Ended June 30, 2001 Compared to Nine Months Ended June 30, 2000

Consolidated revenues for the nine months ended June 30, 2001, increased 13.6%, to $2,915.5 million, from $2,567.0 million for the comparable period of 2000, primarily due to increases in home sales revenues.

Income before income taxes for the nine months ended June 30, 2001, increased 28.2%, to $269.0 million, from $209.7 million for the comparable period of 2000. As a percentage of revenues, income before income taxes for the nine months ended June 30, 2001, increased 1.0 percentage points, to 9.2%, from 8.2% for the comparable period of 2000, primarily due to an increase in the gross profit percentage achieved by the homebuilding segment.

The consolidated provision for income taxes increased 26.6%, to $100.9 million for the nine months ended June 30, 2001, from $79.7 million for the same period of 2000, due to the corresponding increase in income before income taxes. The effective income tax rate decreased 0.5 percentage points, to 37.5%, from 38.0% for the comparable period of 2000, primarily due to changes in the estimated overall effective state income tax rate.

The cumulative effect of a change in accounting principle was an increase in income of $2.1 million, net of income taxes, for the nine months ended June 30, 2001. This accounting change is the result of the Company's October 1, 2000 adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the Company to recognize its interest rate swap agreements in the consolidated balance sheet at fair value.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - HOMEBUILDING

The following tables set forth certain operating and financial data for the Company's homebuilding activities:

                                                     Percentages of Homebuilding Revenues
                                                     ------------------------------------
                                                Three Months Ended       Nine Months Ended
                                                      June 30,               June 30,
                                              ----------------------  ----------------------
                                                 2001        2000        2001        2000
                                              ----------  ----------  ----------  ----------
Cost and expenses:
  Cost of sales .............................       80.1%       81.8%       80.2%       81.5%
  Selling, general and administrative
    expense .................................        9.9        10.3        10.3        10.4
  Interest expense ..........................        0.2         0.2         0.2         0.3
                                              ----------  ----------  ----------  ----------
Total costs and expenses ....................       90.2        92.3        90.7        92.2
Other expense (income) ......................        0.5        (0.1)        0.5        (0.1)
                                              ----------  ----------  ----------  ----------
Income before income taxes ..................        9.3%        7.8%        8.8%        7.9%
                                              ==========  ==========  ==========  ==========

Homes Closed                         Three Months Ended June 30,               Nine Months Ended June 30,
                               -------------------------------------     ------------------------------------
                                      2001                2000                  2001               2000
                               -----------------   -----------------     -----------------   ----------------
                               Homes               Homes                 Homes               Homes
                               Closed   Revenues   Closed   Revenues     Closed   Revenues   Closed  Revenues
                               ------   --------   ------   --------     ------   --------   ------  --------
                                        ($'s in millions)                         ($'s in millions)
Mid-Atlantic                      725   $  158.8      860     $178.5      1,950   $  432.3    2,187  $  436.1
Midwest                           437      105.2      470      108.3      1,311      313.6    1,424     309.2
Southeast                         818      143.6      767      129.7      1,976      348.3    2,015     337.1
Southwest                       2,277      378.9    1,888      288.0      5,955      981.7    5,603     833.3
West                            1,210      303.7    1,025      226.3      2,895      724.0    2,637     577.6
                                -----   --------    -----     ------     ------   --------   ------  --------
                                5,467   $1,090.2    5,010     $930.8     14,087   $2,799.9   13,866  $2,493.3
                                =====   ========    =====     ======     ======   ========   ======  ========

Net Sales Contracts                  Three Months Ended June 30,              Nine Months Ended June 30,
                                ------------------------------------     -----------------------------------
                                      2001               2000                   2001              2000
                                ----------------    ----------------     -----------------   ---------------
                                Homes              Homes                 Homes               Homes
                                 Sold       $       Sold        $         Sold        $       Sold      $
                                -----    -------    -----   --------     ------   --------   ------  -------
                                         ($'s in millions)                        ($'s in millions)
Mid-Atlantic                      674   $  146.7      754   $  159.1      2,084   $  459.4    2,084  $  434.4
Midwest                           520      139.2      476      118.4      1,441      374.8    1,317     326.4
Southeast                         868      152.9      718      126.5      2,266      404.8    2,160     369.8
Southwest                       2,453      411.0    1,998      321.2      6,927    1,142.2    5,992     937.6
West                            1,499      364.7    1,149      276.4      4,237    1,089.4    2,827     650.8
                                -----   --------    -----   --------     ------   --------   ------  --------
                                6,014   $1,214.5    5,095   $1,001.6     16,955   $3,470.6   14,380  $2,719.0
                                =====   ========    =====   ========     ======   ========   ======  ========

Sales Contract Backlog       June 30, 2001        June 30, 2000
                           -----------------     ---------------
                            Homes       $        Homes      $
                           ------    -------     -----  --------
                                      ($'s in millions)
Mid-Atlantic                  957    $  234.7      988  $  241.1
Midwest                     1,030       286.6    1,027     264.4
Southeast                   1,629       288.2      981     173.3
Southwest                   4,161       711.9    3,470     577.3
West                        2,831       740.0    1,357     326.1
                           ------    --------    -----  --------
                           10,608    $2,261.4    7,823  $1,582.2
                           ======    ========    =====  ========

The Company's market regions consist of the following markets:
Mid-Atlantic   Charleston, Charlotte, Columbia, Greensboro, Greenville, Hilton Head, Myrtle Beach,
               New Jersey, Newport News, Raleigh/Durham, Richmond, Suburban Washington, D.C. and Wilmington
Midwest        Chicago, Cincinnati, Louisville, Minneapolis/St. Paul and St. Louis
Southeast      Atlanta, Birmingham, Jacksonville, Orlando and South Florida
Southwest      Albuquerque, Austin, Dallas/Fort Worth, Houston, Killeen, Phoenix, San Antonio and Tucson
West           Denver, Las Vegas, Los Angeles, Portland, Sacramento, Salt Lake City and San Diego

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Revenues from homebuilding activities increased 16.4%, to $1,102.0 million (5,467 homes closed) for the three months ended June 30, 2001, from $946.4 million (5,010 homes closed) for the comparable period of 2000. Revenues from home sales increased in three of the Company's five market regions, with percentage increases ranging from 10.7% in the Southeast region to 34.2% in the West region. Home sales revenues declined 2.8% and 11.1% in the Midwest and Mid-Atlantic regions, respectively. The increases in total homebuilding revenues and revenues from home sales were due to strong housing demand throughout the majority of the Company's markets, and an increase in the average selling price of homes closed.

The average selling price of homes closed during the three months ended June 30, 2001 was $199,400, up 7.3% from $185,800 for the same period in 2000. The increase in average selling price was due to changes in the mix of homes closed and, with the strong housing demand, the Company's ability to sell more custom features with its homes and to raise prices in some of its markets.

The value of net sales contracts increased 21.3%, to $1,214.5 million (6,014 homes) for the three months ended June 30, 2001, from $1,001.6 million (5,095 homes) for the same period of 2000. The value of net sales contracts increased in four of the Company's five market regions, with percentage increases ranging from 17.6% in the Midwest region to 32.0% in the West region. The value of net sales contracts declined 7.8% in the Mid-Atlantic region. The average price of a net sales contract in the three months ended June 30, 2001 was $201,900, up 2.7% over the $196,600 average in the three months ended June 30, 2000. The increase in average selling price was due to changes in the mix of homes sold and, with the strong housing demand, the Company's ability to sell more custom features with its homes and to raise prices in some of its markets.

At June 30, 2001, the Company's backlog of sales contracts was $2,261.4 million (10,608 homes), up 42.9% from $1,582.2 million (7,823 homes) at June 30, 2000.
The average sales price of homes in sales backlog was $213,200 at June 30, 2001, up 5.4% from the $202,300 average at June 30, 2000. The average sales price of homes in backlog typically is higher than the average sales price of closed homes because it takes longer to construct more expensive homes.

Cost of sales increased by 14.1%, to $882.8 million for the three months ended June 30, 2001, from $773.9 million for the comparable quarter of 2000. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues declined 1.2 percentage points, to 80.0% for the three months ended June 30, 2001, from 81.2% for the comparable period of 2000, due to the increase in average selling price of homes closed, higher margins obtained from selling more custom features, and reduced material costs. Total homebuilding cost of sales was 80.1% of total homebuilding revenues, down 1.7 percentage points from 81.8% for the comparable period of 2000, primarily due to the decline in cost of home sales as a percentage of revenues.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 12.2%, to $109.1 million in the three months ended June 30, 2001, from $97.2 million in the comparable period of 2000. As a percentage of homebuilding revenues, SG&A expenses decreased to 9.9% for the three months ended June 30, 2001, from 10.3% for the comparable period of 2000, due primarily to the large increase in revenues absorbing fixed costs.

Interest expense associated with homebuilding activities decreased to $2.1 million in the three months ended June 30, 2001, from $2.3 million in the comparable period of 2000. As a percentage of homebuilding revenues, homebuilding interest expense was 0.2% for both three month periods. During both periods, the Company expensed the portion of incurred interest and other financing costs which could not be charged to inventory. The Company follows a policy of capitalizing interest only on inventory under construction or development. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other expense associated with homebuilding activities was $5.0 million in the three months ended June 30, 2001, compared to $0.1 million of other income in the comparable period of 2000. The expense in 2001 is primarily due to write-downs to estimated fair value of the carrying amounts of the Company's investments in start-up and emerging growth companies, offset in part by an increase in the fair value of the Company's interest rate swap agreements during the quarter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Nine Months Ended June 30, 2001 Compared to Nine Months Ended June 30, 2000

Revenues from homebuilding activities increased 13.3%, to $2,867.9 million (14,087 homes closed) for the nine months ended June 30, 2001, from $2,532.1 million (13,866 homes closed) for the comparable period of 2000. Revenues from home sales increased in four of the Company's five market regions, with percentage increases ranging from 1.4% in the Midwest region to 25.4% in the West region. Revenues from homebuilding activities declined 0.9% in the Southeast region. The increases in total homebuilding revenues and revenues from home sales were due to strong housing demand throughout the majority of the Company's markets, and an increase in the average selling price of homes closed.

The average selling price of homes closed during the nine months ended June 30, 2001 was $198,800, up 10.6% from $179,800 for the same period in 2000. The increase in average selling price was due to changes in the mix of homes closed and, with the strong housing demand, the Company's ability to sell more custom features with its homes and to raise prices in some of its markets.

The value of net sales contracts increased 27.6%, to $3,470.6 million (16,955 homes) for the nine months ended June 30, 2001, from $2,719.0 million (14,380 homes) for the same period of 2000. The value of net sales contracts increased in all of the Company's five market regions, with percentage increases ranging from 5.8% in the Mid-Atlantic region to 67.4% in the West region. The average price of a net sales contract in the nine months ended June 30, 2001 was $204,700, up 8.2% over the $189,100 average in the nine months ended June 30, 2000. The increase in average selling price was due to changes in the mix of homes sold and, with the strong housing demand, the Company's ability to sell more custom features with its homes and to raise prices in some of its markets.

Cost of sales increased by 11.4%, to $2,299.5 million for the nine months ended June 30, 2001, from $2,064.9 million for the comparable period of 2000. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues declined 1.2 percentage points, to 80.2% for the nine months ended June 30, 2001, from 81.4% for the comparable period of 2000, due to the increase in average selling price of homes closed, higher margins obtained from selling more custom features, and reduced material costs. Total homebuilding cost of sales was 80.2% of total homebuilding revenues, down 1.3 percentage points from 81.5% for the comparable period of 2000, due primarily to the decline in cost of home sales as a percentage of revenues.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 12.6%, to $295.1 million in the nine months ended June 30, 2001, from $262.1 million in the comparable period of 2000. As a percentage of homebuilding revenues, SG&A expenses decreased to 10.3% for the nine months ended June 30, 2001, from 10.4% for the comparable period of 2000, due primarily to the large increase in revenues absorbing fixed costs.

Interest expense associated with homebuilding activities was $6.6 million in the nine months ended June 30, 2001, compared to $7.2 million in the comparable period of 2000. As a percentage of homebuilding revenues, homebuilding interest expense decreased to 0.2% for the nine months ended June 30, 2001, from 0.3% in the comparable period of 2000. During both periods, the Company expensed the portion of incurred interest and other financing costs which could not be charged to inventory. The Company follows a policy of capitalizing interest only on inventory under construction or development. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other expense associated with homebuilding activities was $14.0 million in the nine months ended June 30, 2001, as compared to $1.5 million of other income in the comparable period of 2000. The expense in 2001 is primarily due to write-downs to estimated fair value of the carrying amounts of the Company's investments in start-up and emerging growth companies and the decline in the fair value of the Company's interest rate swap agreements during the period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS - FINANCIAL SERVICES

The following table summarizes financial and other information for the Company's financial services operations:

                                                Three Months Ended       Nine Months Ended
                                                      June 30,               June 30,
                                              ----------------------  ----------------------
                                                 2001        2000        2001        2000
                                              ----------  ----------  ---------   ----------
                                                               ($ in Thousands)
Number of loans originated ..................      3,658       2,384       8,733       6,470
                                              ----------  ----------  ----------  ----------
Loan origination fees ....................... $    3,969  $    2,650  $    9,695  $    6,995
Sale of servicing rights and gains from
sale of mortgages ...........................      8,326       5,428      21,512      14,695
Other revenues ..............................      2,130       1,142       4,952       3,344
                                              ----------  ----------  ----------  ----------
Total mortgage banking revenues .............     14,425       9,220      36,159      25,034
Title policy premiums, net ..................      4,590       3,580      11,394       9,892
                                              ----------  ----------  ----------  ----------
Total revenues ..............................     19,015      12,800      47,553      34,926
General and administrative expense ..........     12,540       9,155      32,507      25,152
Interest expense ............................      1,575       1,485       3,582       4,191
Interest/other (income) .....................     (2,240)     (1,700)     (4,869)     (4,723)
                                              ----------  ----------  ----------  ----------
Income before income taxes .................. $    7,140  $    3,860  $   16,333  $   10,306
                                              ==========  ==========  ==========  ==========


Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Revenues from the financial services segment increased 48.6%, to $19.0 million in the three months ended June 30, 2001, from $12.8 million in the comparable period of 2000. The increase in financial services revenues was due to the rapid expansion of the Company's mortgage loan and title services provided to customers of the Company's homebuilding segment. General and administrative expenses associated with financial services increased 37.0%, to $12.5 million in the three months ended June 30, 2001, from $9.2 million in the comparable period of 2000. As a percentage of financial services revenues, general and administrative expenses decreased by 5.6 percentage points, to 65.9% in the three months ended June 30, 2001, from 71.5% in the comparable period in 2000, due primarily to fiscal year 2000 startup expenses in new markets with limited revenues.


Nine Months Ended June 30, 2001 Compared to Nine Months Ended June 30, 2000

Revenues from the financial services segment increased 36.2%, to $47.6 million in the nine months ended June 30, 2001, from $34.9 million in the comparable period of 2000. The increase in financial services revenues was due to the rapid expansion of the Company's mortgage loan and title services provided to customers of the Company's homebuilding segment. General and administrative expenses associated with financial services increased 29.2%, to $32.5 million in the nine months ended June 30, 2001, from $25.2 million in the comparable period of 2000. As a percentage of financial services revenues, general and administrative expenses decreased by 3.6 percentage points, to 68.4% in the nine months ended June 30, 2001, from 72.0% in the comparable period in 2000, due primarily to fiscal year 2000 startup expenses in new markets with limited revenues.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had available cash and cash equivalents of $81.4 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land) at June 30, 2001, had increased by $524.6 million since September 30, 2000, due to a general increase in business activity and the expansion of operations in the Company's market areas. The inventory increase was financed largely by issuing $200 million of senior subordinated notes, issuing for $200 million of zero coupon convertible senior notes and by retaining earnings. As a result, the Company's ratio of homebuilding notes payable to total capital at June 30, 2001, increased 2.6 percentage points to 58.8%, from 56.2% at September 30, 2000. The stockholders' equity to total assets ratio decreased 1.8 percentage points, to 34.2% at June 30, 2001, from 36.0% at September 30, 2000.

The Company has an $825 million, unsecured revolving credit facility, consisting of a $775 million four-year revolving loan and a $50 million four-year letter of credit facility, that matures in 2002. Additionally, the Company has another $45 million standby letter of credit agreement maturing in 2003. The Company is currently in negotiations to refinance the four year revolving loan and letter of credit facilities. At June 30, 2001, the Company had outstanding homebuilding debt of $1,625.9 million, of which $144.0 million represented advances under the revolving credit facility. Under the debt covenants associated with the revolving credit facility, at June 30, 2001, the Company had additional homebuilding borrowing capacity of $631.0 million. The Company has entered into multi-year interest rate swap agreements with notional amounts aggregating $200 million that serve to fix the interest rate on a portion of the variable rate revolving credit facility. An additional interest rate swap agreement, with a notional amount of $148.5 million, was entered into in December 1999. It exchanged one of the Company's fixed rate obligations for a variable rate one. In accordance with its terms, it was canceled by the counterparty in April 2001.

In April 2001, a universal shelf registration statement for an aggregate amount of $750 million was filed. It was declared effective by the Securities and Exchange Commission on April 20, 2001. Under the new shelf registration statement, on May 11, 2001, the Company issued $381.1 million (at maturity) in zero coupon convertible senior notes due May 11, 2021. Each $1,000 note was sold for $524.78, providing a yield-to-maturity of 3.25% per year. The notes are convertible into the Company's common stock at any time, if the sale price of the common stock exceeds specified thresholds or in other specified instances, at the rate of approximately 17.5 shares per $1,000 face amount at maturity. The conversion ratio equates to an initial conversion price of $30.00 per share. Holders have the option to require the Company to repurchase the notes on any of the second, seventh or twelfth anniversary dates from the issue date for the initial issue price plus accrued yield to the purchase date. The Company must satisfy any notes submitted for repurchase on the second anniversary date in cash. Any notes submitted for repurchase on the seventh or twelfth anniversary dates may be settled in any combination of cash and/or the Company's common stock, at the Company's option. The Company will have the option to redeem the notes, in cash, at any time after the second anniversary date of the notes for the initial issue price plus accrued yield to redemption. The Company will pay contingent interest on the notes during specified six-month periods beginning on May 12, 2003, if the market price of the notes exceeds specified levels.

The Company expects to issue $200 million 7.875% Senior Notes due August 15, 2011 on or about August 15, 2001. The Company intends to use the proceeds from the offering of these notes to repay outstanding debt under our revolving credit facility and for general corporate purposes.

In June 2001, the Company issued a post-effective amendment to an existing registration statement, which increased to 9.0 million the number of shares of the Company's common stock available for issuance as consideration for acquisitions. The amendment was declared effective by the Securities and Exchange Commission on June 18, 2001.

At June 30, 2001, the financial services segment had mortgage loans held for sale of $170.2 million and loan commitments for $113.3 million at fixed rates. The Company hedges the interest rate market risk on these mortgage loans held for sale and loan commitments through the use of best-efforts whole loan delivery commitments, mandatory forward commitments to sell mortgage-backed securities and the purchase of options on financial instruments.

The financial services segment has a $175 million, one-year bank warehouse facility that matures on August 13, 2001, and is secured by mortgage loans held for sale. The warehouse facility is not guaranteed by the parent company. As of June 30, 2001, $155.2 million had been drawn under this facility. All mortgage company activities are financed under the warehouse facility.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On May 1, 2001, the Company acquired the assets of Fortress-Florida, Inc. (Fortress), a wholly owned subsidiary of The Fortress Group, Inc., for $28.7 million. Fortress assets, primarily inventories, amounted to approximately $47.1 million. Total liabilities assumed amounted to approximately $24.3 million, including notes payable of $17.5 million, which were paid at closing. On July 17, 2001, the Company completed the acquisition of the assets of Emerald Builders (Emerald), a privately held homebuilder based in Houston, Texas. In the transaction, the Company issued approximately 1.0 million shares of common stock, paid $30.7 million in cash and assumed debt of approximately $115.3 million, including notes payable of $109.6 million, which were paid at closing. The final number of shares issued is subject to adjustment, based on a final determination of the book value of the assets acquired.

The Company's rapid growth and acquisition strategy require significant amounts of cash. It is anticipated that future home construction, lot and land purchases and acquisitions will be funded through internally generated funds and existing and future credit facilities. After giving effect to the Emerald acquisition, under the currently effective shelf registration statement, the Company has approximately 8.0 million shares issuable to effect, in whole or in part, possible future acquisitions. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets.

During the three months ended June 30, 2001, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per common share, which was paid on May 15, 2001 to stockholders of record on May 8, 2001.

In 1999 and 2000, the Company entered into three separate limited partnership agreements with the purpose of investing in start-up and emerging growth companies whose technology and business plans have the potential of permitting the Company to leverage its size, expertise and customer base in the homebuilding industry. The Company originally authorized investment of up to $125 million in such companies over a four-year period. Since January, 2001, the original $125 million authorization was reduced to the $31.3 million that had been invested in such companies as of that date. The investments are concentrated in e-commerce businesses that serve the homebuilding, real estate and financial service industries, as well as in businesses whose strategic focus allows for the diversification of the Company's operations. As of June 30, 2001, the carrying value of the Company's investments in such companies, reported in homebuilding other assets, amounted to $22.0 million.

Except for ordinary expenditures for the construction of homes, the acquisition of land and lots for development and sale of homes, at June 30, 2001, the Company had no material commitments for capital expenditures.




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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long term debt. The Company monitors its exposure to changes in interest rates and utilizes both fixed and variable rate debt. For fixed rate debt, changes in interest rates generally affect the value of the debt instrument, but not the Company's earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect the Company's future earnings and cash flows. The Company has mitigated its exposure to changes in interest rates on its variable rate bank debt by entering into interest rate swap agreements to obtain a fixed interest rate for a portion of the variable rate borrowings. The Company generally does not have an obligation to prepay fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not have a significant impact on the Company's fixed-rate debt until such time as the Company is required to refinance, repurchase or repay such debt.

The Company's interest rate swaps were not designated as hedges under Statement of Financial Accounting Standards No. 133 when it was adopted on October 1, 2000. Since their maturities and other terms did not match the related debt, they were determined to be ineffective hedges (as defined by the Statement). Therefore, the Company is exposed to market risk associated with changes in the fair values of the swaps, since any such changes must be reflected in the Company's income statements.

The following table shows, as of June 30, 2001, the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table shows the notional amounts, weighted average interest rates and estimated fair market value of the Company's interest rate swaps.



                            Three Months
                                Ended
                              Sept. 30,            Year ended September 30,
                            ------------ -----------------------------------------------             Fair
                                                      ($ in millions)                               market
                                                                                                   value at
                                2001      2002     2003     2004      2005   Thereafter   Total    06/30/01
                               ------    ------   ------   ------    ------  -----------  ------   --------
Debt:
    Fixed rate                   $6.5     $24.4    $14.0   $157.4    $201.2    $1,264.6  $1,668.1  $1,486.9
    Average interest rate       8.50%     6.98%    6.58%    8.71%    10.83%       8.10%     8.50%        --
    Variable rate              $155.2    $144.0       --       --        --          --    $299.2    $299.2
    Average interest rate       4.75%     5.65%       --       --        --          --     5.19%        --
Interest Rate Swaps:
    Variable to fixed          $200.0    $200.0   $200.0   $200.0    $200.0      $200.0        --    ($2.2)
    Average pay rate            5.10%     5.10%    5.10%    5.10%     5.10%       5.08%        --        --
    Average receive rate       90-day LIBOR

PART II.        OTHER INFORMATION

ITEM 2.         CHANGES  IN SECURITIES

On May 11, 2001, the Company issued $381,113,000 principal amount at maturity of its Zero Coupon Convertible Senior Notes due 2021 (the "Notes"). As part of that issuance, the Company executed an Eleventh Supplemental Indenture, dated as of May 11, 2001, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, authorizing the Notes. The Supplemental Indenture, and the Indenture to which it relates (dated June 9, 1997, as supplemented), impose limitations on the ability of the Company and its subsidiaries guaranteeing the Notes to, among other things, incur indebtedness, make "Restricted Payments" (as defined, which includes payments of dividends or other distributions on the Common Stock of the Company), effect certain "Asset Dispositions" (as defined), enter into certain transactions with affiliates, merge or consolidate with any person, or transfer all or substantially all of their properties and assets. These limitations are substantially similar to the limitations already existing with respect to the Company's other senior notes, and related indentures and supplemental indentures.

Holders of the Notes may convert their Notes at any time on or before the maturity date, unless the Notes have been redeemed or purchased previously, into
17.4927 shares of the Company's common stock per $1,000 principal amount at maturity, if (1) the sale price of the common stock issuable upon conversion of a Note reaches a specified threshold, (2) the credit rating of the Notes is reduced to or below a specified level by the rating agencies, (3) the Notes are called for redemption or (4) specified corporate transactions have occurred. The conversion rate will be subject to adjustment in some events.

Other information concerning the offering and issuance of the Notes has previously been reported in, and is described in, Amendment No. 1 to the Company's Registration Statement on Form S-3 (Registration Number 333-57388) dated April 18, 2001, the Company's Prospectus Supplement, dated May 4, 2001 and filed with the Securities and Exchange Commission (the "Commission") on May 9, 2001 pursuant to Rule 424(b), and the Company's current reports on Form 8-K, dated May 4, 2001 and filed with the Commission on May 10, 2001, and dated May 11, 2001 and filed with the Commission on May 14, 2001.

ITEM 5.  OTHER INFORMATION

The Company has executed the Third Supplemental Indenture, dated as of May 21, 2001, to the Indenture dated as of September 11, 2000, among the Company, the guarantors named therein and American Stock Transfer and Trust Company, as Trustee, relating to the Senior Subordinated Debt Securities of the Company; the Twelfth Supplemental Indenture, dated as of May 21, 2001, to the Indenture dated as of June 9, 1997, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to Senior Debt Securities of the Company; and the Fourth Supplemental Indenture, dated as of May 21, 2001, to the Indenture dated as of April 15, 1996, between Continental Homes Holding Corp. ("Continental") and First Union National Bank, as Trustee, relating to the 10% Senior Notes due 2006, of Continental, which have been assumed by the Company. The effect of these three supplemental indentures, dated as of May 21, 2001, is to include additional subsidiaries of the Company as "Restricted Subsidiaries" and " Guarantors" of the debt to which the related Indentures apply. The new Restricted Subsidiaries are as follows:



                                                              Jurisdiction
                  Name                                       of Organization
                  ----                                       ---------------
                  DRH Cambridge Homes, LLC                      Delaware

                  DRH Southwest Construction, Inc.             California

                  DRH Title Company of Colorado, Inc.           Colorado

                  Meadows VIII, Ltd.                            Delaware

                  D.R. Horton, Inc. - Dietz-Crane,
                  (formerly DRH Regrem I, Inc.)                 Delaware

                  DRH Regrem II, Inc.                           Delaware

                  DRH Regrem III, Inc.                          Delaware

                  DRH Regrem IV, Inc.                           Delaware

                  DRH Regrem V, Inc.                            Delaware

                  DRH Regrem VII, LP                              Texas

                  D.R. Horton - Emerald, Ltd., (formerly
                  DRH Regrem VI, LP)                              Texas

                  DRH Regrem VIII, LLC                          Delaware


The three supplemental indentures, dated as of May 21, 2001, are each attached hereto as exhibits.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)Exhibits.

  Exhibit No.     Description

      4.1 Indenture, dated as of September 11, 2000, among the Company, the guarantors named therein and American Stock Transfer and Trust Company, as Trustee, relating to the Senior Subordinated
                  Debt Securities of the Company, is incorporated herein by reference from Exhibit 4.1(a) to the Company's Current Report on Form 8-K filed with the Commission on September 7, 2000.

      4.2* Third Supplemental Indenture, dated as of May 21, 2001, among the Company, the guarantors named therein and American Stock
                  Transfer and Trust Company, as Trustee.

      4.3 Indenture, dated as of June 9, 1997, among the Company, the guarantors named therein and American Stock Transfer & Trust
                  Company, as Trustee, relating to Senior Debt Securities, is incorporated herein by reference from Exhibit 4.1(a) to the Company's Registration Statement on Form S-3 (Registration No.
                  333-27521) filed with the Commission on May 21, 1997.

      4.4 Eleventh Supplemental Indenture, dated as of May 11, 2001, among the Company, the guarantors named therein and American
                  Stock Transfer & Trust Company, as Trustee, relating to the
                  Zero Coupon Convertible Senior Notes due 2021, incorporated herein by reference from Exhibit 4.1(a) to the Company's
                  Form 8-K filed with the Commission on May 14, 2001.

      4.5* Twelfth Supplemental Indenture, dated as of May 21, 2001, among the Company, the guarantors named therein and American
                  Stock Transfer & Trust Company, as Trustee.

      4.6         Indenture dated as of April 15, 1996 between Continental Homes
                  Holding Corp.  ("Continental")  and First Union National Bank,
                  as  Trustee,  relating  to the 10% Senior  Notes due 2006,  is
                  incorporated   herein  by   reference   from  Exhibit  4.1  to
                  Continental's Annual Report on Form 10-K for the year ended
                  May 31, 1996.  The Commission file number for Continental is
                  1-10700.

      4.7* Fourth Supplemental Indenture, dated as of May 21, 2001, among the Company, the guarantors named herein and First Union
                  National Bank, as Trustee.

-------------------
* filed herewith

    (b)    Reports on Form 8-K.

           On April 18, 2001, the Company filed a Current Report on Form 8-K (Item 5) announcing its financial results for its second quarter ended March 31, 2001.

           On May 10, 2001, the Company filed a Current Report on Form 8-K (Items 5 and 7), which filed an underwriting agreement and a form of supplemental indenture, both relating to the offering and issuance of $381,113,000 million principal amount at maturity of the Company's Zero Coupon Convertible Senior Notes due 2021.

           On May 14, 2001, the Company filed a Current Report on Form 8-K (Items 5 and 7), which filed a supplemental indenture and tax opinion, both relating to the offering and issuance of $381,113,000 million principal amount at maturity of the Company's Zero Coupon Convertible Senior Notes due 2021.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       D.R. HORTON, INC.



Date: August 14, 2001                  By:  /s/ Samuel R. Fuller
                                       ---------------------------------------
                                       Samuel R. Fuller, on behalf of
                                       D.R. Horton, Inc. and as Executive
                                       Vice President, Treasurer and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)

                                INDEX TO EXHIBITS



   EXHIBIT
    NUMBER       DESCRIPTION
  ---------      -----------
     4.2*        Third Supplemental  Indenture,  dated as of May 21, 2001, among the Company,  the  guarantors  named therein and American Stock
                 Transfer and Trust Company, as Trustee.

     4.5* Twelfth Supplemental Indenture, dated as of May 21, 2001, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee.

     4.7* Fourth Supplemental Indenture, dated as of May 21, 2001, among the Company, the guarantors named herein and First
                 Union  National Bank, as Trustee.