Form 10-K
period 2001-09-30
HORTON D R INC /DE/
filed 2001-11-20
CIK 882184

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission File Number 1-14122

D.R. HORTON, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2386963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 Ascension Blvd., Suite 100 Arlington, Texas (Address of principal executive offices)	76006 (Zip Code)

(817) 856-8200 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each Class	which registered

Common Stock, par value $.01 per share	The New York Stock Exchange
8 3/8% Senior Notes due 2004	The New York Stock Exchange
10% Senior Notes due 2006	The New York Stock Exchange
8% Senior Notes due 2009	The New York Stock Exchange
10 1/2% Senior Notes due 2005	The New York Stock Exchange
9 3/4% Senior Subordinated Notes due 2010	The New York Stock Exchange
9 3/8% Senior Subordinated Notes due 2011	The New York Stock Exchange
Zero Coupon Convertible Senior Notes due 2021	The New York Stock Exchange
7 7/8% Senior Notes due 2011	The New York Stock Exchange

Securities registered Pursuant to Section 12(g) of the Act:

None
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐.

      As of November 14, 2001, there were 76,909,368 shares of Common Stock, par value $.01 per share, issued and outstanding, and the aggregate market value of these shares held by non-affiliates of the registrant was approximately $1,647,739,000. Solely for purposes of this calculation, all directors and executive officers were excluded as affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

PART 1

ITEM 1.     BUSINESS

      D.R. Horton, Inc. (the “Company”) is a national homebuilder. As such, we construct and sell single-family homes in metropolitan areas of the Mid-Atlantic, Midwest, Southeast, Southwest and West regions of the United States. We offer high quality homes, designed principally for first-time and move-up home buyers. Our homes generally range in size from 1,000 to 5,000 square feet and range in price from $80,000 to $900,000. For the year ended September 30, 2001, we closed 21,371 homes with an average sales price approximating $200,700.

      We are one of the largest and most geographically diversified homebuilders in the United States, with operating divisions in 20 states and 38 markets as of September 30, 2001. The markets we operate in include: Albuquerque, Atlanta, Austin, Birmingham, Charleston, Charlotte, Chicago, Columbia, Dallas, Denver, Fort Myers/ Naples, Fort Worth, Greensboro, Greenville, Hilton Head, Houston, Jacksonville, Killeen, Las Vegas, Los Angeles, Louisville, Maryland-D.C., Miami/ West Palm Beach, Minneapolis/ St. Paul, Myrtle Beach, New Jersey, Orlando, Phoenix, Portland, Raleigh/ Durham, Richmond, Sacramento, Salt Lake City, San Antonio, San Diego, Tucson, Virginia-D.C. and Williamsburg.

      We build homes under the following names: D.R. Horton, Arappco, Cambridge, Continental, Dietz Crane, Dobson, Emerald, Mareli, Milburn, Regency, SGS, Torrey and Trimark.

      Our financial reporting segments consist of homebuilding and financial services. Our homebuilding operations comprise the most substantial part of our business, with more than 98% of consolidated revenues in fiscal 1999, 2000 and 2001. The homebuilding operations segment generates the majority of its revenues from the sale of completed homes with a lesser amount from the sale of land and lots. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance and closing services. Financial information, including revenue, pre-tax income and identifiable assets of both of our reporting segments are included in the consolidated financial statements.

      We were incorporated in Delaware on July 1, 1991, to acquire all of the assets and businesses of 25 predecessor companies, which were residential home construction and development companies owned or controlled by Donald R. Horton.

      Our principal executive offices are located at 1901 Ascension Blvd., Suite 100, Arlington, Texas 76006, our telephone number is (817) 856-8200, and our Internet website address is www.drhorton.com.

Operating Strategy

      We believe that the following operating strategies have enabled us to achieve consistent growth and profitability:

Geographic Diversity

      From 1978 to late 1987, excluding locations acquired in our 1998 merger with Continental Homes, our homebuilding activities were conducted in the Dallas/ Fort Worth area. We then instituted a policy of diversifying geographically, entering the following of our current markets, both through startup operations and acquisitions, in the years shown:

Years Entered	Markets

1987	Phoenix
1988	Atlanta, Orlando
1989	Charlotte
1990	Houston
1991	Maryland-D.C., Virginia-D.C.
1992	Chicago, Raleigh/Durham
1993	Austin, Los Angeles, Salt Lake City, San Diego
1994	Minneapolis/St. Paul, Las Vegas, San Antonio
1995	Birmingham, Denver, Greensboro, Miami/West Palm Beach
1996	Albuquerque
1997	Greenville, New Jersey, Tucson
1998	Charleston, Hilton Head, Jacksonville, Killeen, Louisville, Myrtle Beach, Portland, Richmond, Sacramento, Williamsburg
1999	Columbia
2001	Fort Myers/Naples

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

Acquisitions

      As an integral component of our operational strategy of continued expansion, we continually evaluate opportunities for strategic acquisitions. We believe that expanding our operations through the acquisition of existing homebuilding companies affords us several benefits not found in start-up operations. Such benefits include:

•	Established land positions and inventories;

•	Existing relationships with land owners, developers, subcontractors and suppliers;

•	Brand name recognition; and

•	Proven product acceptance by home buyers in the market.

      In evaluating potential acquisition candidates, we seek homebuilding companies that have an excellent reputation, a track record of profitability and a strong management team with an entrepreneurial orientation.

We limit the risks associated with acquiring a going concern by conducting extensive operational, financial and legal due diligence on each acquisition and by only acquiring homebuilding companies that we believe will have an immediate positive impact on our earnings. During the last eight fiscal years, we have made 16 acquisitions, including the assets of Fortress-Florida, Inc. (Fortress) and Emerald Builders (Emerald) in May and July, 2001, respectively. For the year ended December 31, 2000, Fortress, which operates in the Jacksonville, Florida market, closed 711 homes, generating revenues of approximately $99 million. For the year ended December 31, 2000, Emerald, with operations primarily in Houston, Texas and Phoenix, Arizona, closed 1,394 homes, generating revenues of approximately $236 million. In October, 2001, we signed a definitive agreement under which Schuler Homes (NASDAQ:SHLR) will merge into D.R. Horton, Inc., through a cash and stock transaction valued at approximately $1.2 billion, including the assumption of debt. We will continue to evaluate potential future acquisition opportunities that satisfy our acquisition criteria in both existing and new markets.

Decentralized Operations

      We decentralize our homebuilding activities to give more operating flexibility to our local division presidents. We have 45 separate operating divisions, some of which are in the same market area. Generally, each operating division consists of a division president, an office manager and staff, a sales manager and sales personnel, and a construction manager and construction superintendents. We believe that division presidents, who are intimately familiar with local conditions, make better decisions regarding local operations. Our division presidents receive performance bonuses based upon achieving targeted operating levels in their operating divisions.

Operating Division Responsibilities

      Each operating division is responsible for:

•	Site selection, which involves

—	A feasibility study;

—	Soil and environmental reviews;

—	Review of existing zoning and other governmental requirements; and

—	Review of the need for and extent of offsite work required to meet local building codes.

•	Negotiating lot option or similar contracts;

•	Overseeing land development;

•	Planning its homebuilding schedule;

•	Selecting building plans and architectural schemes;

•	Obtaining all necessary building approvals; and

•	Developing a marketing plan.

Corporate Office Controls

      The corporate office controls key risk elements through centralized:

•	Financing;

•	Cash management;

•	Risk management;

•	Accounting and management reporting;

•	Payment of subcontractors’ invoices;

•	Administration of payroll and employee benefits;

•	Final approval of land and lot acquisitions;

•	Capital allocation; and

•	Oversight of inventory levels.

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

Markets

      We conduct homebuilding activities in five geographic regions, consisting of:

Geographic Region	Markets

Mid-Atlantic	Charleston, Charlotte, Columbia, Greensboro, Greenville, Hilton Head, Maryland-D.C., Myrtle Beach, New Jersey, Raleigh/Durham, Richmond, Virginia-D.C., Williamsburg
Midwest	Chicago, Louisville, Minneapolis/St. Paul
Southeast	Atlanta, Birmingham, Fort Myers/Naples, Jacksonville, Miami/West Palm Beach, Orlando
Southwest	Albuquerque, Austin, Dallas, Fort Worth, Houston, Killeen, Phoenix, San Antonio, Tucson
West	Denver, Las Vegas, Los Angeles, Portland, Sacramento, Salt Lake City, San Diego

      When entering new markets or conducting operations in existing markets, among the things we consider are:

•	Regional economic conditions;

•	Job growth;

•	Land availability;

•	Local land development process;

•	Consumer tastes;

•	Competition; and

•	Secondary home sales activity.

      Our homebuilding revenues by geographic region are:

	Year Ended September 30,

	1999	2000	2001

	(In millions)
Mid-Atlantic	$540.6	$614.5	$615.6
Midwest	347.1	451.0	457.6
Southeast	429.6	491.5	518.2
Southwest	1,068.0	1,176.7	1,489.5
West	733.7	870.5	1,302.7

Total	$3,119.0	$3,604.2	$4,383.6

Land Policies

      Typically, we acquire land and enter into lot option contracts to acquire developed building lots only after necessary “entitlements” have been obtained, i.e., when we have the right to begin development or construction. Before we acquire lots or tracts of land, we will, among other things, complete a feasibility study, which includes soil tests, independent environmental studies and other engineering work, and determine that all necessary zoning and other governmental entitlements required to develop and use the property for home construction have been acquired. Although we purchase and develop land primarily to support our own homebuilding activities, occasionally we sell lots and land to other developers and homebuilders.

      We also use lot option contracts, in which we purchase the right, but not the obligation, to buy building lots at predetermined prices on a takedown schedule commensurate with anticipated home closings. Lot option contracts generally are on a nonrecourse basis, thereby limiting our financial exposure to earnest money deposits given to property sellers. This enables us to control significant lot positions with a minimal capital investment and substantially reduces the risks associated with land ownership and development. At September 30, 2001, about 46% of our total lot position of 115,655 lots was under option contracts.

      A summary of our land/lot position at September 30, 2001 is:

Finished lots we own	15,831
Lots under development we own	46,263

Total lots owned	62,094
Lots available under lot option and similar contracts	53,561

Total land/lot positions	115,655

      We limit our exposure to real estate inventory risks by:

•	Generally commencing construction of homes under contract only after receipt of a satisfactory down payment and, where applicable, the buyer’s receipt of mortgage approval;

•	Limiting the number of speculative homes (homes started without an executed sales contract) built in each subdivision;

•	Closely monitoring local market and demographic trends, housing preferences and related economic developments, such as new job opportunities, local growth initiatives and personal income trends;

•	Utilizing lot option contracts, where possible; and

•	Limiting the size of acquired land parcels to smaller tracts of land.

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

Marketing and Sales

      We market and sell our homes through commissioned employees and independent real estate brokers. We typically conduct home sales from sales offices located in furnished model homes in each subdivision. At September 30, 2001, we owned 942 model homes, which we generally do not offer for sale until the completion of a subdivision. Our sales personnel assist prospective home buyers by providing them with floor plans, price information, tours of model homes and the selection of options and other custom features. We train and inform our sales personnel as to the availability of financing, construction schedules, and marketing and advertising plans.

      In addition to using model homes, we typically build a limited number of speculative homes in each subdivision to enhance our marketing and sales activities. Construction of these speculative homes also is necessary to satisfy the requirements of relocated personnel and independent brokers, who often represent home buyers requiring a completed home within 60 days. We sell a majority of these speculative homes while they are under construction or immediately following completion. The number of speculative homes is influenced by local market factors, such as new employment opportunities, significant job relocations, growing housing demand and the length of time we have built in the market. Depending upon the seasonality of each market, we attempt to limit our speculative homes in each subdivision. At September 30, 2001, we averaged less than five speculative homes, in various stages of construction, in each subdivision.

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

Customer Service and Quality Control

      Our operating divisions are responsible for pre-closing, quality control inspections and responding to customers’ post-closing needs. We believe that prompt and courteous response to home buyers’ needs during and after construction reduces post-closing repair costs, enhances our reputation for quality and service, and ultimately leads to significant repeat and referral business from the real estate community and home buyers. We provide our home buyers with a limited one-year warranty on workmanship and building materials. The subcontractors who perform most of the actual construction also provide us with warranties on workmanship and are generally prepared to respond to us and the homeowner promptly upon request. In most cases, we supplement our one-year warranty by purchasing a ten-year limited warranty from a third party. To cover our potential warranty obligations, we accrue an estimated amount for future warranty costs.

Customer Financing

      We provide mortgage financing services principally to purchasers of homes we build and sell. CH Mortgage, a wholly-owned subsidiary, provides mortgage banking services in Arizona, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Nevada, New Mexico, North and South Carolina, Texas, and Virginia. DRH Mortgage, LLC, a joint venture formed in 1998 with a third party, presently provides services in California. On a combined basis, our mortgage banking entities provided mortgage financing services for about 61% of the homes closed during the year ended September 30, 2001, in the markets served, compared to 51% during the year ended September 30, 2000. We anticipate expanding these mortgage activities to other markets in which we conduct homebuilding operations.

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

Title Services

      Through our subsidiaries, Century Title, Custom Title, DRH Title Company of Texas, Ltd., DRH Title Company of Florida, Inc., DRH Title Company of Minnesota, Inc., Metro Title Company, Principal Title and Travis County Title Company, we serve as a title insurance agent by providing title insurance policies and closing services to purchasers of homes we build in the Austin, Dallas, Fort Worth, Houston, Maryland-D.C., Miami/ West Palm Beach, Minneapolis, Orlando, Phoenix, San Antonio and Virginia-D.C. markets. We assume no underwriting risk associated with these title policies.

Employees

      At September 30, 2001, we employed 4,342 persons, of whom 1,095 were sales and marketing personnel, 1,382 were executive, administrative and clerical personnel, 1,326 were involved in construction, and 539 worked in mortgage and title operations. The Company had fewer than 20 employees covered by collective bargaining agreements. Some of the subcontractors which we use are represented by labor unions or are subject to collective bargaining agreements. We believe that our relations with our employees and subcontractors are good.

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

ITEM 2.     PROPERTIES

      We own a 52,000 square foot office complex, consisting of three single-story buildings of steel and brick construction, located in Arlington, Texas, that serves as the principal executive offices and houses one of the Dallas/ Fort Worth divisions. We also own a 37,000 square foot one-story building in Atlanta, Georgia; a 22,864 square foot building in Lakeville, Minnesota; two buildings in Englewood, Colorado totaling 28,217 square feet; and a 16,000 square foot building in The Woodlands, Texas, that serve as division offices for some of our operating divisions. We lease approximately 438,000 square feet of space for our other operating divisions under leases expiring between November 2001 and March 2011.

ITEM 3.     LEGAL PROCEEDINGS

      We are a party to routine litigation incidental to our business. Such matters, if decided adversely to us, would not, in the opinion of management, have a material adverse effect upon our financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock (the “Common Stock”) is listed on the New York Stock Exchange under the symbol “DHI”. The following table shows the high and low sales prices for the Common Stock for the periods indicated, as reported by the NYSE, adjusted for the 9% stock dividend of September 29, 2000, and the 11% stock dividend of March 23, 2001.

	Year Ended September 30,

	2000		2001

	HIGH	LOW	HIGH	LOW

Quarter Ended December 31	$12.86	$8.26	$23.42	$13.74
Quarter Ended March 31	11.62	8.99	24.32	17.90
Quarter Ended June 30	12.09	10.07	25.99	19.25
Quarter Ended September 30	17.23	11.36	30.00	17.50

      As of November 14, 2001, the closing price was $26.02, and there were approximately 334 holders of record. We have declared quarterly cash dividends of four cents per share for fiscal 2000 and five cents per share for fiscal 2001.

      The declaration of cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our general financial condition and general business conditions. We are required to comply with certain covenants contained in the bank agreements and Senior Note and Senior Subordinated Note indentures. The most restrictive of these requirements allows us to pay cash dividends on common stock in an amount, on a cumulative basis, not to exceed 50% of consolidated net income, as defined, subject to certain other adjustments. Pursuant to the most restrictive of these requirements, we had approximately $392.5 million available for the payment of dividends and the acquisition of our common stock at September 30, 2001.

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

	Year Ended September 30,

	1997	1998	1999	2000	2001

	(In millions, except per share data)
Income Statement Data:(1)(2)
Revenues	$1,578.4	$2,176.9	$3,156.2	$3,653.7	$4,455.5
Homebuilding revenues	1,567.5	2,155.0	3,119.0	3,604.2	4,383.6
Income before cumulative effect of change in accounting principle	65.0	93.4	159.8	191.7	254.9
Income per share before cumulative effect of change in accounting principle:(4)(5)
Basic	1.06	1.45	2.10	2.55	3.37
Diluted	.95	1.29	2.07	2.53	3.31
Cash dividends declared per common share(3)	.06	.09	.11	.15	.19

	As of September 30,

	1997	1998	1999	2000	2001

	(In millions)
Balance Sheet Data:(1)(2)
Inventories	$1,024.3	$1,358.0	$1,866.1	$2,191.0	$2,804.4
Total Assets	1,248.3	1,667.8	2,361.8	2,694.6	3,652.2
Notes Payable	650.7	854.5	1,190.6	1,344.4	1,884.3
Stockholders’ Equity	427.9	549.4	797.6	969.6	1,250.2

(1)	See Note C to the audited financial statements for details concerning acquisitions by the Company.

(2)	On April 20, 1998, D.R. Horton and Continental Homes Holding Corp. (“Continental”) consummated a merger pursuant to which Continental was merged into D.R. Horton, with 2.25 shares of D.R. Horton common shares being exchanged for each outstanding share of Continental. Approximately 15.5 million D.R. Horton common shares were issued to effect the merger. The merger with Continental was treated as a pooling of interests for accounting purposes. Therefore, all financial amounts have been restated as if Continental and D.R. Horton had been combined throughout the periods presented.

(3)	Cash dividends per common share represent those dividends declared to D.R. Horton shareholders, unadjusted for the merger with Continental.

(4)	In fiscal 1998, net income includes the net effect of a $7.1 million, net of tax, provision for costs associated with the merger with Continental. The earnings per share effects were $0.11 basic and $0.09 diluted.

(5)	All basic and diluted per share amounts have been restated to reflect the effects of the 9% stock dividend of September 29, 2000 and the 11% stock dividend of March 23, 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS— CONSOLIDATED

      D.R. Horton, Inc. and subsidiaries (the “Company”) provide homebuilding services in 20 states and 38 markets through its 45 homebuilding divisions. Through its financial services operations, the Company also provides mortgage banking and title agency services in many of these same markets.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

      Consolidated revenues increased 21.9%, to $4,455.5 million in 2001 from $3,653.7 million in 2000, primarily due to increases in both home sales and financial services revenues. The increase in home sales revenues was attributable in part to $103.0 million in revenues generated by Fortress-Florida, acquired in May 2001, and Emerald Builders, acquired in July 2001.

      Income before income taxes increased 31.9%, to $407.8 million in 2001 from $309.2 million in 2000. As a percentage of revenues, income before income taxes increased 0.7 percentage points, to 9.2%, from 8.5% in 2000, primarily due to an increase in the gross profit percentage achieved by the homebuilding segment, which was offset in part by write-downs to estimated fair value of the carrying amounts of the Company’s investments in start-up and emerging growth companies and the decline in the fair value of the Company’s interest rate swap agreements during the year.

      The consolidated provision for income taxes increased 30.1%, to $152.9 million in 2001, from $117.5 million in 2000, due to the corresponding increase in income before income taxes. The effective income tax rate decreased 0.5 percentage points, to 37.5% in 2001, from 38.0% in 2000, primarily due to changes in the overall effective state income tax rate.

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

      Consolidated revenues increased 15.8%, to $3,653.7 million in 2000 from $3,156.2 million in 1999 due to increases in both home and land/lot sales revenues, as well as financial services revenues.

      Income before income taxes increased 17.2%, to $309.2 million in 2000 from $263.8 million in 1999. As a percentage of revenues, income before income taxes increased 0.1 percentage point, to 8.5% from 8.4% in 1999, primarily due to an increase in homebuilding gross profit as a percentage of revenues.

      The consolidated provision for income taxes increased 13.0%, to $117.5 million in 2000 from $104.0 million in 1999, primarily due to the corresponding increase in income before income taxes. The effective income tax rate decreased 1.4 percentage points, to 38.0% in 2000 from 39.4% in 1999, primarily due to changes in the overall effective state income tax rate.

RESULTS OF OPERATIONS— HOMEBUILDING

      The following tables set forth certain operating and financial data for the Company’s homebuilding activities:

	Percentages of Homebuilding Revenues

	Year Ended September 30,

	1999	2000	2001

Costs and expenses:
Cost of sales	81.7%	81.6%	80.4%
Selling, general and administrative expense	9.9	10.0	9.9
Interest expense	0.4	0.3	0.2

Total costs and expenses	92.0	91.9	90.5
Other (income)/expense	—	(0.1)	0.8

Income before income taxes	8.0%	8.2%	8.7%

Homes Closed

	Year Ended September 30,

	1999		2000		2001

	Homes		Homes		Homes
	Closed	%	Closed	%	Closed	%

Mid-Atlantic	2,986	16.2%	3,042	15.9%	2,757	12.9%
Midwest	1,733	9.4%	1,951	10.2%	1,833	8.6%
Southeast	2,648	14.4%	2,755	14.4%	2,882	13.5%
Southwest	7,640	41.6%	7,721	40.3%	8,902	41.6%
West	3,388	18.4%	3,675	19.2%	4,997	23.4%

	18,395	100.0%	19,144	100.0%	21,371	100.0%

Net New Sales Contracts

	Year Ended September 30,

	1999		2000		2001

	Homes		Homes		Homes
	Sold	$	Sold	$	Sold	$

	($ millions)
Mid-Atlantic	3,145	$602.0	2,774	$576.2	2,756	$590.0
Midwest	1,996	416.7	1,717	418.7	1,851	481.3
Southeast	2,751	452.5	2,906	501.8	3,007	530.8
Southwest	7,678	1,103.5	7,829	1,243.2	9,233	1,536.4
West	3,341	691.5	3,997	936.5	5,332	1,364.1

	18,911	$3,266.2	19,223	$3,676.4	22,179	$4,502.6

Sales Backlog

	September 30,

	1999		2000		2001

	Homes	$	Homes	$	Homes	$

	($ millions)
Mid-Atlantic	1,091	$242.8	823	$207.6	822	$190.3
Midwest	1,134	247.2	900	225.4	918	262.8
Southeast	836	140.6	987	177.8	1,464	253.6
Southwest	3,081	472.9	3,189	551.5	4,235	738.0
West	1,167	253.0	1,489	374.6	1,824	489.1

	7,309	$1,356.5	7,388	$1,536.9	9,263	$1,933.8

      The Company’s market regions consist of the following markets:

Mid-Atlantic	Charleston, Charlotte, Columbia, Greensboro, Greenville, Hilton Head, Maryland-D.C., Myrtle Beach, New Jersey, Raleigh/ Durham, Richmond, Virginia-D.C. and Williamsburg
Midwest	Chicago, Louisville and Minneapolis/ St. Paul
Southeast	Atlanta, Birmingham, Fort Myers/ Naples, Jacksonville, Miami/ West Palm Beach and Orlando
Southwest	Albuquerque, Austin, Dallas, Fort Worth, Houston, Killeen, Phoenix, San Antonio and Tucson
West	Denver, Las Vegas, Los Angeles, Portland, Sacramento, Salt Lake City and San Diego

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

      Revenues from home sales increased 22.7%, to $4,289.8 million (21,371 homes closed) in 2001 from $3,496.1 million (19,144 homes closed) in 2000. Revenues from home sales increased in four of the

Company’s five market regions, with percentage increases ranging from 0.8% in the Midwest region to 53.4% in the West region. Home sales revenues declined 0.7% in the Mid-Atlantic region. The increases in both revenues and homes closed were due to strong housing demand throughout the majority of the Company’s markets, and an increase in the average selling price of homes closed, as well as the increases attributable to the acquisition of Fortress-Florida in May 2001 and Emerald Builders in July 2001. In markets where the Company operated throughout both twelve-month periods, home sales revenues increased by 19.9%, to $4,188.7 million (20,748 homes closed) in 2001 from $3,494.9 million (19,138 homes closed) in 2000.

      The average selling price of homes closed during 2001 was $200,700, up 9.9% from $182,600 in 2000. The increase in average selling price was due to changes in the mix of homes closed and, with the strong housing demand, the Company’s ability to sell more custom features with its homes and to raise prices in some of its markets.

      The value of new net sales contracts increased 22.5%, to $4,502.6 million (22,179 homes) in 2001 from $3,676.4 million (19,223 homes) in 2000. The value of new net sales contracts increased in all of the Company’s five market regions, with percentage increases ranging from 2.4% in the Mid-Atlantic to 45.7% in the West. The overall increase in the value of new net sales contracts was due to strong housing demand throughout the majority of the Company’s markets, as well as sales achieved by Fortress-Florida, acquired in May 2001, and Emerald Builders, acquired in July 2001. In markets where the Company operated throughout both fiscal years, the value of new net sales contracts increased 19.5%, to $4,391.0 million, and the number of new net sales contracts increased 12.0%, to 21,518 homes. The average price of a new net sales contract in 2001 was $203,000, up 6.1% over the $191,300 average in 2000. The increase in average selling price was due to changes in the mix of homes sold and, with the strong housing demand, the Company’s ability to sell more custom features with its homes and to raise prices in some of its markets.

      At September 30, 2001, the Company’s backlog of sales contracts was $1,933.8 million (9,263 homes), up 25.8% from $1,536.9 million (7,388 homes) at September 30, 2000. In markets where the Company operated at the end of both fiscal years, the Company’s backlog of sales contracts increased 14.4%, to $1,758.1 (8,229 homes). The average sales price of homes in backlog was $208,800 at September 30, 2001, up 0.4% from the $208,000 average at September 30, 2000.

      Cost of sales increased by 19.9%, to $3,527.1 million in 2001 from $2,941.1 million in 2000. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues declined 1.0 percentage point, to 80.4% in 2001, from 81.4% in 2000, as the Company continued to benefit from increased prices, savings achieved in its national purchasing program and lower material costs. Total homebuilding cost of sales was 80.4% of total homebuilding revenue, down 1.2 percentage points from 81.6% in 2000.

      Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 19.9%, to $432.0 million in 2001 from $360.4 million in 2000. As a percentage of revenues, SG&A expenses decreased to 9.9% in 2001 from 10.0% in 2000, primarily as a result of a 0.2 percentage point decline in salaries and benefits expense as a percentage of revenues.

      Interest expense associated with homebuilding activities decreased to $8.8 million in 2001 from $10.2 million in 2000. As a percentage of homebuilding revenues, homebuilding interest expense decreased to 0.2% in 2001 from 0.3% in 2000. Throughout 2001, inventory under construction or development grew at a more rapid pace than interest-bearing debt. Therefore, a larger proportion of total interest incurred was capitalized to inventory than in 2000. The Company follows a policy of capitalizing interest only on inventory under construction or development. During both periods, the Company expensed the portion of incurred interest and other financing costs which could not be charged to inventory. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

      Other expense associated with homebuilding activities was $34.7 million in 2001, as compared to $2.1 million of other income in 2000. The expense in 2001 is primarily due to a $22.9 million write-down to estimated fair value of the carrying amounts of the Company’s investments in start-up and emerging growth companies and a $13.8 million decline in the fair value of the Company’s interest rate swap agreements.

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

      Revenues from home sales increased 14.4%, to $3,496.1 million (19,144 homes closed) in 2000 from $3,055.0 million (18,395 homes closed) in 1999. Revenues from home sales increased in all of the Company’s market regions, with percentage increases ranging from 8.5% in the Southeast region to 28.7% in the Midwest region. The increases in both revenues and homes closed were due to strong housing demand and the increases attributable to the acquisition of Cambridge Homes in January 1999. In markets where the Company operated throughout both twelve-month periods, home sales revenues increased by 12.3%, to $3,426.6 million, and the number of homes closed increased 2.4%, to 18,826 homes.

      The average selling price of homes closed during 2000 was $182,600, up 9.9% from $166,100 in 1999. The increase in average selling price was due to changes in the mix of homes closed and, with the strong housing demand, the Company’s ability to sell more custom features with its homes and to raise prices to cover increased costs.

      The value of new net sales contracts increased 12.6%, to $3,676.4 million (19,223 homes) in 2000 from $3,266.2 million (18,911 homes) in 1999. The value of new net sales contracts increased in four of the Company’s five market regions, with percentage increases ranging from 0.5% in the Midwest to 35.4% in the West. The value of new net sales contracts declined 4.3% in the Mid-Atlantic region. The overall increase in the value of new net sales contracts was due in part to sales achieved by Cambridge Homes, acquired in January 1999. In markets where the Company operated throughout both fiscal years, the value of new net sales contracts increased 10.6%, to $3,607.7 million, and the number of new net sales contracts increased 0.4%, to 18,976 homes. The average price of a new net sales contract in 2000 was $191,300, up 10.8% over the $172,700 average in 1999. The increase in average selling price was due to changes in the mix of homes sold and, with the strong housing demand, the Company’s ability to sell more custom features with its homes and to raise prices to cover increased costs.

      At September 30, 2000, the Company’s backlog of sales contracts was $1,536.9 million (7,388 homes), up 13.3% from the comparable amount at September 30, 1999. The average sales price of homes in sales backlog was $208,000 at September 30, 2000, up 12.1% from the $185,600 average at September 30, 1999.

      Cost of sales increased by 15.4%, to $2,941.1 million in 2000 from $2,548.5 million in 1999. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues declined 0.2 percentage points, to 81.4% in 2000 from 81.6% in 1999, as higher costs were more than offset by increased prices and savings achieved in our national purchasing program. Cost of land/lot sales decreased to 87.6% of land/lot sales revenues in 2000, from 88.2% in 1999. Total homebuilding cost of sales was 81.6% of total homebuilding revenue, down 0.1 percentage point from 81.7% in 1999.

      Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 16.4%, to $360.4 million in 2000 from $309.6 million in 1999. As a percentage of revenues, SG&A expenses increased to 10.0% in 2000 from 9.9% in 1999.

      Interest expense associated with homebuilding activities decreased to $10.2 million in 2000, from $12.0 million in 1999. As a percentage of homebuilding revenues, homebuilding interest expense decreased to 0.3% in 2000 from 0.4% in 1999. Throughout 2000, inventory under construction or development grew at a more rapid pace than interest-bearing debt. Therefore, a larger proportion of total interest incurred was capitalized to inventory than in 1999. The Company follows a policy of capitalizing interest only on inventory under construction or development. During both periods, we expensed the portion of incurred interest and other financing costs which could not be charged to inventory. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

RESULTS OF OPERATIONS— FINANCIAL SERVICES

      Financial services include mortgage financing and title insurance agency and closing services, primarily related to purchases of homes built and sold by the Company. Mortgage services are provided in Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Nevada, New Mexico, North and South Carolina, Texas and Virginia. Title agency and closing services are provided in Arizona, Florida,

Maryland, Minnesota, Texas and Virginia. The following table summarizes financial and other information for the Company’s financial services operations:

	Year Ended September 30,

Financial Services:	1999	2000	2001

	($ in thousands)
Number of loans originated	8,528	9,151	13,347

Loan origination fees	$8,702	$9,981	$14,748
Sale of servicing rights and gains from sale of mortgages	16,632	21,271	32,905
Other revenues	4,154	4,529	7,711

Total mortgage banking revenues	29,488	35,781	55,364
Title policy premiums, net	7,763	13,741	16,598

Total revenues	37,251	49,522	71,962
General and administrative expenses	24,713	35,470	47,387
Interest expense	4,433	5,616	5,288
Interest/other (income)	(4,984)	(6,257)	(7,669)

Income before income taxes	$13,089	$14,693	$26,956

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

      Revenues from the financial services segment increased 45.3%, to $72.0 million in 2001 from $49.5 million in 2000. The increase in financial services revenues was due to the continued expansion of the Company’s mortgage loan and title services provided to customers of the Company’s homebuilding segment. These activities are being expanded to additional markets served by the homebuilding segment. General and administrative expenses associated with financial services increased 33.6%, to $47.4 million in 2001 from $35.5 million in 2000. As a percentage of financial services revenues, general and administrative expenses decreased by 5.7 percentage points to 65.9% in 2001 from 71.6% in 2000, primarily from efficiencies realized with the increase in revenues generated in markets entered in 2000.

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

      Revenues from the financial services segment increased 32.9% to $49.5 million in 2000 from $37.3 million in 1999. The increase in financial services revenues was due to the continued expansion of the Company’s mortgage loan and title services provided to customers of the Company’s homebuilding segment. General and administrative expenses associated with financial services increased 43.5%, to $35.5 million in 2000 from $24.7 million in 1999. As a percentage of financial services revenues, general and administrative expenses increased by 5.3 percentage points to 71.6% in 2000 from 66.3% in 1999, due primarily to startup expenses in new markets with limited revenues.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2001, the Company had available cash and cash equivalents of $239.3 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land) at September 30, 2001, had increased by $613.3 million from September 30, 2000, due to a general increase in business activity, the acquisitions of Fortress-Florida and Emerald Homes and the expansion of operations in the Company’s market areas. The inventory increase was financed largely by issuing senior notes, senior subordinated notes and senior convertible notes, and by retaining earnings. The amount outstanding on the revolving credit facility was reduced by $192 million during the year. The Company’s ratio of homebuilding notes payable to total capital at September 30, 2001, increased 1.4 percentage points, to 57.6% from 56.2% at September 30, 2000. After an assumed application of excess cash of $157.3 million to reduce debt, the ratio of homebuilding notes payable to total capital declined 0.9 percentage points, to 55.3%. The stockholders’ equity to total assets ratio decreased 1.8 percentage points, to 34.2% at September 30, 2001, from 36.0% at September 30, 2000.

      The Company has an $825 million, unsecured revolving credit facility, consisting of a $775 million four-year revolving loan and a $50 million four-year letter of credit facility that matures in April 2002. Additionally, the Company has another $45 million standby letter of credit agreement. The Company is currently negotiating the terms of a new four-year unsecured revolving credit facility that is expected to close in January 2002. At September 30, 2001, the Company had outstanding homebuilding debt of $1,701.7 million. Under the debt covenants associated with the revolving credit facility, at September 30, 2001, the Company had additional homebuilding borrowing capacity of $746.8 million. The Company has entered into multi-year interest rate swap agreements, aggregating a notional amount of $200 million, that fix the interest rate on a portion of the variable rate revolving credit facility.

      In April 2001, a universal shelf registration statement for an aggregate amount of $750 million was filed. It was declared effective by the Securities and Exchange Commission on April 20, 2001. Under the new shelf registration statement, on May 11, 2001, the Company issued $381.1 million (at maturity) in zero coupon convertible senior notes due May 11, 2021, for gross proceeds of $200 million. Each $1,000 note was sold for $524.78, providing a yield-to-maturity of 3.25% per year. The notes are convertible into the Company’s common stock at any time, if the sale price of the common stock exceeds specified thresholds or in other specified instances, at the rate of approximately 17.5 shares per $1,000 face amount at maturity. The conversion ratio equates to an initial conversion price of $30.00 per share. Holders have the option to require the Company to repurchase the notes on any of the second, seventh or twelfth anniversary dates from the issue date for the initial issue price plus accrued yield to the purchase date. The Company must satisfy any notes submitted for repurchase on the second anniversary date in cash. Any notes submitted for repurchase on the seventh or twelfth anniversary dates may be settled in any combination of cash and/or the Company’s common stock, at the Company’s option. The Company will have the option to redeem the notes, in cash, at any time after the second anniversary date of the notes for the initial issue price plus accrued yield to redemption. The Company will pay contingent interest on the notes during specified six-month periods beginning on May 12, 2003, if the market price of the notes exceeds specified levels.

      In March 2001, the Company issued $200 million 9 3/8% Senior Subordinated Notes, due March 15, 2011. In August 2001, the Company issued $200 million 7 7/8% Senior Notes due August 15, 2011. The Company used the proceeds from these notes and the zero coupon convertible senior notes to repay outstanding debt under its revolving credit facility and for general corporate purposes.

      In June 2001, the Company issued a post-effective amendment to an existing registration statement, which increased to 9.0 million the number of shares of the Company’s common stock available for issuance as consideration for acquisitions. The amendment was declared effective by the Securities and Exchange Commission on June 18, 2001.

      On May 1, 2001, the Company acquired the assets of Fortress-Florida, Inc. (Fortress), a wholly owned subsidiary of The Fortress Group, Inc., for $28.7 million. Fortress assets, primarily inventories, amounted to approximately $47.1 million. Total liabilities assumed amounted to approximately $24.3 million, including notes payable of $17.4 million, which were paid at closing. On July 17, 2001, the Company completed the acquisition of the assets of Emerald Builders (Emerald), a privately held homebuilder based in Houston, Texas. In the transaction, the Company issued approximately 1.0 million shares of common stock and paid $31.6 million in cash. Emerald’s assets, primarily inventories, amounted to approximately $170.4 million. Total liabilities assumed amounted to approximately $137.0 million, including notes payable of $110.6 million, most of which were paid at closing.

      The Company examines the carrying value of its excess cost over net assets acquired (goodwill) and other intangible assets as current events and circumstances warrant to determine whether there are any impairment losses. If indicators of impairment were present in intangible assets used in operations and future cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. No event has been identified that would indicate an impairment of the value of goodwill recorded in the consolidated financial statements.

      On October 23, 2001, the Company announced that it has signed a definitive agreement under which Schuler Homes, Inc. would merge into D. R. Horton, Inc. through a cash and stock transaction valued at approximately $1.2 billion, including the assumption of debt. At September 30, 2001, Schuler had consolidated assets, primarily inventories, of approximately $1.2 billion. On a pro-forma basis combining Schuler with Western Pacific, in the twelve-month period ended September 30, 2001, Schuler closed 5,254 homes, generating revenues of approximately $1.5 billion. This merger is expected to close in January or February 2002, pending approval by the shareholders of both companies. After the merger is completed, the holders of Schuler’s public debt, under change of control covenants thereof, will have the right to require the Company to redeem such debt at 101% of par, plus accrued interest. At September 30, 2001, Schuler’s public debt amounted to $499 million. The Company expects to finance the cash portion of the consideration, including any required redemptions of public debt, with existing cash resources and credit facilities. The Company’s assumption of Schuler’s public debt will have the additional effect of reducing the amount the Company has available for the payment of cash dividends and other restricted payments.

      At September 30, 2001, the financial services segment had mortgage loans held for sale of $222.8 million and loan commitments for $143.8 million at fixed rates. The Company hedges the interest rate market risk on these mortgage loans held for sale and loan commitments through the use of best-efforts whole loan delivery commitments, mandatory forward commitments to sell mortgage-backed securities and the purchase of options on financial instruments.

      The financial services segment has a $200 million, one-year bank warehouse facility that matures on August 13, 2002, and is secured by mortgage loans held for sale. The warehouse facility is not guaranteed by the parent company. As of September 30, 2001, $182.6 million had been drawn under this facility. All mortgage company activities are financed under the warehouse facility. The warehouse facility contains financial covenants relating to minimum net worth and maximum leverage with which the mortgage company is in compliance.

      The Company’s rapid growth and acquisition strategy require significant amounts of cash. It is anticipated that future home construction, lot and land purchases and acquisitions will be funded through internally generated funds and existing and future credit facilities. At September 30, 2001, under the currently effective shelf registration statements, the Company has approximately 8.0 million shares issuable to effect, in whole or in part, possible future acquisitions and the capacity to issue new debt or equity securities amounting to $350 million. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets.

      During fiscal 2001, the Company’s Board of Directors declared one quarterly cash dividend of $0.04 per common share and three quarterly cash dividends of $0.05 per common share, the last of which was paid on August 22, 2001 to stockholders of record on August 8, 2001. At September 30, 2001, the Company has $63.1 million authorized for stock repurchases and $100.0 million authorized for dept repurchases.

      In 1999 and 2000, the Company entered into three separate limited partnership agreements with the purpose of investing in start-up and emerging growth companies whose technology and business plans have the potential of permitting the Company to leverage its size, expertise and customer base in the homebuilding industry. The Company originally authorized investment of up to $125 million in such companies over a four-year period. In January 2001, the original $125 million authorization was reduced to the $31.3 million that had been invested in such companies as of that date. The investments are concentrated in e-commerce businesses that serve the homebuilding, real estate and financial service industries, as well as in businesses whose strategic focus allows for the diversification of the Company’s operations. As of September 30, 2001, the carrying value of the Company’s investments in such companies, reported in homebuilding other assets, amounted to $10.2 million.

      Except for the Schuler merger, ordinary expenditures for the construction of homes, the acquisition of land and lots for development and sale of homes, at September 30, 2001, the Company had no material commitments for capital expenditures.

INFLATION

      The Company and the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. Inflation also increases the Company’s financing, labor and material costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. The Company attempts to pass through to its customers any increases in its costs through increased sales prices and, to date, inflation has not had a material adverse effect on the Company’s results of operations. However, there is no assurance that inflation will not have a material adverse impact on the Company’s future results of operations.

SAFE HARBOR STATEMENT

      Certain statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements made by Company officials to analysts, stockholders and the press in the course of presentations about the Company, may be construed as “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Any or all of the forward-looking statements included in this report and in any other reports or public statements of the Company may turn out to be inaccurate due to known or unknown risks and uncertainties. As a result, actual results may differ materially from the results discussed in and anticipated by the forward-looking statements. The following cautionary discussion of risks and uncertainties relevant to our business includes factors we believe could adversely affect us. Other factors beyond those listed below could also adversely affect us.

•	General Economic, Real Estate and Other Conditions—The homebuilding industry is cyclical and is significantly affected by changes in general and local economic conditions, such as employment levels, availability of financing for home buyers, interest rates, consumer confidence and housing demand. Any oversupply of alternatives to new homes, such as rental properties and used homes, could depress new home prices and reduce our margins on the sale of new homes. Homebuilders are also subject to risks related to the availability and cost of land suitable for homebuilding, the availability and cost of materials and labor, adverse weather conditions which can cause delays in construction schedules and cost overruns.

•	Increases in Interest Rates or Decreases in Mortgage Availability—Virtually all of our customers finance their homes through lenders providing mortgage financing. Any future increases in interest rates or decreases in the availability of mortgage financing could depress the market for new homes by making our homes less affordable.

•	Governmental Regulations and Environmental Matters—We are subject to extensive and complex regulations that affect the development and homebuilding process, including zoning, density and building standards. Such regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the costs of development or homebuilding. Laws and regulations relating to the protection of the environment can cause delays, increased costs of compliance and prohibitions or restrictions of development and homebuilding activity in environmentally sensitive areas.

•	Substantial Debt—We have a significant amount of debt. The amount of our debt could limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements. It could also limit our flexibility in planning for, or reacting to, changes in our business and make us more vulnerable in the event of a downturn in our business or in general economic conditions.

•	Competitive Conditions—The homebuilding industry is very competitive. In each of the markets we serve, we compete with other homebuilders for home buyers, desirable properties, financing, raw materials and skilled labor. Competitive conditions in the homebuilding industry could result in difficulty in acquiring suitable land at acceptable prices, the need for increased selling incentives, lower sales or delays in construction.

•	Availability of Capital—Our ability to grow our business and operations profitably is substantially dependent upon our ability to obtain capital from the sale of equity or debt or additional bank borrowings. Increases in interest rates, changes in our debt ratings by the national credit rating agencies, concerns by potential investors about the market or the economy, changing lending objectives of financial institutions, or further consolidation of financial institutions that lend to the homebuilding industry could increase our costs of borrowing or reduce the availability of funds necessary for us to achieve our strategic growth objectives. Moreover, the indentures for our outstanding debt contain provisions that may restrict the debt we may incur in the future.

•	Growth Strategies—Since 1993, we have acquired and successfully integrated many homebuilding companies. In the future, we may acquire additional companies. Our prospects may be affected by our ability to successfully identify and integrate future acquisitions. Our prospects may also be affected by our ability to implement successfully our growth strategies in the markets we currently serve.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is subject to interest rate risk on its long term debt. The Company monitors its exposure to changes in interest rates and utilizes both fixed and variable rate debt. For fixed rate debt, changes in interest rates generally affect the value of the debt instrument, but not the Company’s earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect the Company’s future earnings and cash flows. The Company has mitigated its exposure to changes in interest rates on its variable rate bank debt by entering into interest rate swap agreements to obtain a fixed interest rate for a portion of the variable rate borrowings. The Company generally does not have an obligation to prepay fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not have a significant impact on the Company’s fixed-rate debt until such time as the Company is required to refinance, repurchase or repay such debt.

      The Company’s interest rate swaps were not designated as hedges under Statement of Financial Accounting Standards No. 133 when it was adopted on October 1, 2000. Since their maturities and other terms did not match the related debt, they were determined to be ineffective hedges (as defined by the Statement). Therefore, the Company is exposed to market risk associated with changes in the fair values of the swaps, since any such changes must be reflected in the Company’s income statements.

      The Company’s financial services segment is exposed to interest rate risk associated with its mortgage loan production activities. Mortgage loans are funded at fixed interest rates before they are committed to specific investors and interest rate lock commitments (IRLC’s) are extended to borrowers who have applied for loan funding and who meet certain defined credit and underwriting criteria. Forward commitments to sell mortgage-backed securities are designated as fair value hedges of the risk of changes in the overall fair value of funded loans. The effectiveness of the fair value hedge is continuously monitored and any ineffectiveness, which for the year ended September 30, 2001, was not significant, is recognized in current earnings. The IRLC’s are classified and accounted for as non-designated derivative instruments with gains and losses recorded in current earnings. Interest rate risk associated with IRLC’s is managed through the use of best-efforts whole loan delivery commitments, forward commitments to sell mortgage-backed securities and the purchase of options on financial instruments. These instruments are considered non-designated derivatives and are accounted for at fair market value with gains and losses recorded in current earnings. At September 30, 2001, total forward commitments to mitigate interest rate risk related to funded loans and IRLC’s were approximately $160.5 million, the duration of which was less than six months.

      The following table sets forth, as of September 30, 2001, the Company’s long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table sets forth the notional amounts, weighted average interest rates and estimated fair market value of the Company’s interest rate swaps.

	Year Ended September 30,

	($ in millions)
								Fair
								market
								value @
	2002	2003	2004	2005	2006	Thereafter	Total	9/30/01

Debt:
Fixed rate	$52.0	$15.3	$152.8	$201.1	$148.5	$1,317.9	$1,887.6	$1,619.3
Average interest rate	7.63%	6.67%	8.71%	10.83%	10.21%	7.80%	8.43%	—
Variable rate	$182.6	$—	$—	$—	$—	$—	$182.6	$182.6
Average interest rate	3.63%	—	—	—	—	—	3.63%	—
Interest Rate Swaps:
Variable to fixed	$200.0	$200.0	$200.0	$200.0	$200.0	$200.0	$—	$(10.4)
Average pay rate	5.10%	5.10%	5.10%	5.10%	5.10%	5.07%	—	—
Average receive rate	90-day LIBOR

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

D.R. Horton, Inc.

      We have audited the accompanying consolidated balance sheets of D.R. Horton, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of D.R. Horton, Inc. and subsidiaries at September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

Fort Worth, Texas

November 9, 2001

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30,

	2000	2001

	(In thousands)
ASSETS

Homebuilding:
Cash	$61,798	$232,305
Inventories:
Finished homes and construction in progress	1,095,636	1,424,101
Residential lots—developed and under development	1,092,571	1,377,452
Land held for development	2,824	2,824

	2,191,031	2,804,377
Property and equipment (net)	38,960	53,096
Earnest money deposits and other assets	148,983	181,659
Excess of cost over net assets acquired (net)	115,966	136,223

	2,556,738	3,407,660

Financial Services:
Cash	10,727	6,975
Mortgage loans held for sale	119,581	222,818
Other assets	7,531	14,737

	137,839	244,530

	$2,694,577	$3,652,190

LIABILITIES

Homebuilding:
Accounts payable and other liabilities	$370,389	$498,576
Notes payable	1,245,586	1,701,689

	1,615,975	2,200,265

Financial Services:
Accounts payable and other liabilities	4,958	10,173
Notes payable to financial institutions	98,817	182,641

	103,775	192,814

	1,719,750	2,393,079

Minority interests	5,264	8,864

STOCKHOLDERS’ EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 70,074,110 shares at September 30, 2000 and 76,901,511 shares at September 30, 2001, issued and outstanding	701	769
Additional capital	537,145	704,842
Retained earnings	468,664	544,636
Treasury stock, 2,589,200 shares at September 30, 2000 and no shares at September 30, 2001, at cost	(36,947)	—

	969,563	1,250,247

	$2,694,577	$3,652,190

See accompanying notes to consolidated financial statements

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,

	1999	2000	2001

	(In thousands, except per share data)
Homebuilding:
Revenues
Home sales	$3,055,032	$3,496,091	$4,289,826
Land/lot sales	63,928	108,082	93,726

	3,118,960	3,604,173	4,383,552
Cost of sales
Home sales	2,492,113	2,846,407	3,450,805
Land/lot sales	56,383	94,702	76,337

	2,548,496	2,941,109	3,527,142
Gross profit
Home sales	562,919	649,684	839,021
Land/lot sales	7,545	13,380	17,389

	570,464	663,064	856,410
Selling, general and administrative expense	309,598	360,404	432,013
Interest expense	12,018	10,227	8,809
Other (income) expense	(1,889)	(2,098)	34,747

	250,737	294,531	380,841

Financial Services:
Revenues	37,251	49,522	71,962
General and administrative expense	24,713	35,470	47,387
Interest expense	4,433	5,616	5,288
Other (income)	(4,984)	(6,257)	(7,669)

	13,089	14,693	26,956

INCOME BEFORE INCOME TAXES	263,826	309,224	407,797
Provision for income taxes	103,999	117,505	152,924

Income before cumulative effect of change in accounting principle	159,827	191,719	254,873
Cumulative effect of change in accounting principle, net of income taxes of $1,282	—	—	2,136

NET INCOME	$159,827	$191,719	$257,009

Basic earnings per common share:
Income before cumulative effect of change in accounting principle	$2.10	$2.55	$3.37
Cumulative effect of change in accounting principle, net of income taxes	—	—	0.03

Net Income	$2.10	$2.55	$3.40

Earnings per common share assuming dilution:
Income before cumulative effect of change in accounting principle	$2.07	$2.53	$3.31
Cumulative effect of change in accounting principle, net of income taxes	—	—	0.03

Net Income	$2.07	$2.53	$3.34

Cash dividends per share	$0.1125	$0.15	$0.19

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Total
	Common	Additional	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity

	(In thousands, except common stock share data)
Balances at October 1, 1998	$558	$301,503	$247,375	$—	$549,436
Net income	—	—	159,827	—	159,827
Stock issued as partial consideration for acquisition (2,555,911 shares)	26	54,974	—	—	55,000
Issuances under D.R. Horton, Inc. employee benefit plans (11,217 shares)	—	150	—	—	150
Exercise of stock options (293,869 shares)	3	3,361	—	—	3,364
Conversion of convertible subordinated notes (5,569,343 shares)	56	59,271	—	—	59,327
Purchase of treasury stock (1,484,300 shares)	—	—	—	(22,404)	(22,404)
Cash dividends declared ($.1125 per share)	—	—	(7,091)	—	(7,091)

Balances at September 30, 1999	$643	$419,259	$400,111	$(22,404)	$797,609
Net income	—	—	191,719	—	191,719
Issuances under D.R. Horton, Inc. employee benefit plans (34,750 shares)	—	380	—	—	380
Exercise of stock options (200,305 shares)	2	3,684	—	—	3,686
Purchase of treasury stock (1,104,900 shares)	—	—	—	(14,543)	(14,543)
Cash dividends declared ($.15 per share)	—	—	(9,288)	—	(9,288)
9% stock dividend (5,571,982 shares)	56	113,822	(113,878)	—	—

Balances at September 30, 2000	$701	$537,145	$468,664	$(36,947)	$969,563

Net income	—	—	257,009	—	257,009
Issuances under D.R. Horton, Inc. employee benefit plans (7,450 shares)	—	125	—	—	125
Exercise of stock options (917,098 shares)	9	12,269	—	—	12,278
Cash dividends declared ($.19 per share)	—	—	(13,728)	—	(13,728)
Stock issued as partial consideration for acquisition (1,012,925 shares)	10	24,990	—	—	25,000
11% stock dividend (4,889,928 shares)	49	130,313	(167,309)	36,947	—

Balances at September 30, 2001	$769	$704,842	$544,636	$—	$1,250,247

See accompanying notes to consolidated financial statements

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	1999	2000	2001

	(In thousands)
OPERATING ACTIVITIES
Net income	$159,827	$191,719	$257,009
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,293	21,960	31,184
Amortization of debt premiums and fees	1,601	2,532	4,878
Changes in operating assets and liabilities:
Increase in inventories	(385,552)	(299,931)	(333,142)
Increase in earnest money deposits and other assets	(10,584)	(21,126)	(14,617)
Increase in mortgage loans held for sale	(41,461)	(5,795)	(103,237)
Increase in accounts payable and other liabilities	88,949	3,093	102,641

NET CASH USED IN OPERATING ACTIVITIES	(166,927)	(107,548)	(55,284)

INVESTING ACTIVITIES
Net purchases of property and equipment	(19,610)	(15,789)	(33,368)
Net investments in venture capital entities	(250)	(29,032)	(1,988)
Net cash paid for acquisitions	(6,951)	(11,559)	(61,897)

NET CASH USED IN INVESTING ACTIVITIES	(26,811)	(56,380)	(97,253)

FINANCING ACTIVITIES
Proceeds from notes payable	515,868	745,000	1,258,824
Repayment of notes payable	(621,469)	(963,695)	(1,530,211)
Issuance of senior and senior subordinated notes payable	377,134	346,345	592,004
Repurchase of treasury stock	(22,404)	(14,543)	—
Proceeds from stock associated with certain employee benefit plans	150	380	125
Proceeds from exercise of stock options	3,364	3,686	12,278
Cash dividends paid	(7,091)	(9,288)	(13,728)

NET CASH PROVIDED BY FINANCING ACTIVITIES	245,552	107,885	319,292

INCREASE (DECREASE) IN CASH	51,814	(56,043)	166,755
Cash at beginning of year	76,754	128,568	72,525

Cash at end of year	$128,568	$72,525	$239,280

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$16,279	$14,718	$14,127

Income taxes paid	$99,784	$126,964	$116,458

Supplemental disclosures of noncash activities:
Notes payable assumed related to acquisitions	$103,780	$—	$128,013

Conversion of subordinated notes to common stock	$59,327	$—	$—

Issuance of common stock related to acquisitions	$55,000	$—	$25,000

Notes payable issued for inventory	$13,075	$24,992	$79,934

See accompanying notes to consolidated financial statements

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business: D.R. Horton, Inc. (the Company) is a national builder that is engaged primarily in the construction and sale of single-family housing in 38 markets and 20 states in the United States. The Company designs, builds and sells single-family houses on lots developed by the Company and on finished lots which it purchases, ready for home construction. Periodically, the Company sells lots it has developed. The Company also provides title agency and mortgage brokerage services to its homebuyers. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.

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

      Excess of cost over net assets acquired: For business acquisitions consummated prior to July 1, 2001, the excess of amounts paid over the net fair value of the assets acquired and liabilities assumed is amortized using the straight-line method over the estimated benefit period, ranging from ten to twenty years. The Company plans to adopt Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” on October 1, 2001, the first day of fiscal 2002. At that time, the consolidated goodwill will no longer be amortized but will be subject to periodic review for impairment.

      Additional consideration paid in subsequent periods under the terms of purchase agreements is included as acquisition costs. Amortization expense was $9,481,000, $8,193,000 and $9,567,000 in fiscal 1999, 2000 and 2001, respectively. Accumulated amortization was $29,309,000 and $38,876,000 at September 30, 2000 and 2001, respectively.

      Potential impairments of intangible assets are reviewed annually or when events and circumstances warrant an earlier review. Impairments are determined to exist when estimated future undiscounted cash flows associated with an intangible asset are less than the asset’s carrying value.

      Interest: The Company capitalizes interest during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the home buyer. Interest costs are (in thousands):

	Year Ended September 30,

	1999	2000	2001

Capitalized interest, beginning of year	$35,153	$41,525	$66,092
Interest incurred— homebuilding	76,543	104,360	131,028
Interest expensed
Directly— homebuilding	(12,018)	(10,227)	(8,809)
Amortized to cost of sales	(58,153)	(69,566)	(91,401)

Capitalized interest, end of year	$41,525	$66,092	$96,910

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      Inventories: Finished inventories are stated at the lower of accumulated cost or fair value less costs to sell. Inventories under development or held for development are stated at accumulated costs, unless such costs would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are measured at fair value, less costs of disposal.

      Sold units are expensed on a specific identification basis as cost of sales. Included in inventories are related interest and property taxes which are capitalized in inventory during the development and construction periods. Residential lots are transferred to construction in progress when building permits are requested. Land and development costs are allocated to individual lots on a pro-rata basis.

      Minority interests: The Company has joint venture arrangements on two land projects whereby the Company is entitled to a percentage of the profits and/or losses and is the managing partner. The financial position and results of operations of the joint venture are consolidated for financial statement purposes and the partners’ equity positions are disclosed as minority interests.

      Property and equipment: Property and equipment, including model home furniture, is stated on the basis of cost. Major renewals and improvements are capitalized. Repairs and maintenance are expensed as incurred. Depreciation generally is provided using the straight-line method over the estimated useful life of the asset. Accumulated depreciation was $38,285,000 and $54,038,000 as of September 30, 2000 and 2001, respectively.

      Revenue recognition: Revenue is recognized at the time of the closing of a sale, when title to and possession of the property transfer to the buyer.

      Advertising cost: The Company expenses advertising costs as they are incurred. Advertising expense was approximately $22,182,000, $24,043,000, and $28,900,000 in fiscal 1999, 2000, and 2001, respectively.

      Earnings per share: Basic net income per share is based upon the weighted average number of shares of common stock outstanding during each year.

      Diluted earnings per share is based upon the weighted average number of shares of common stock and dilutive securities outstanding.

      The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings per share (in thousands):

	Year Ended September 30,

	1999	2000	2001

Numerator:
Net income	$159,827	$191,719	$257,009

Denominator:
Denominator for basic earnings per share— weighted-average shares	75,954	75,068	75,677
Effect of dilutive securities:
6 7/8% convertible subordinated notes	398	—	—
Employee stock options	1,027	654	1,276

Denominator for diluted earnings per share— adjusted weighted average shares and assumed conversions	77,379	75,722	76,953

      In September 2000, the Board of Directors declared a 9% common stock dividend, payable on September 29, 2000, to stockholders of record on September 18, 2000. In February 2001, the Board of Directors declared an 11% common stock dividend , payable on March 23, 2001 to stockholders of record on

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

March 9, 2001. The dividends were accounted for based on the fair value of the Company’s stock on the date of declaration. The average share amounts presented above for 1999 and 2000 have been restated to reflect the effects of the stock dividends.

      Options to purchase 1,425,000 shares of common stock at various prices were outstanding during fiscal 2000 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive. All options outstanding during 2001 were included in the computation of diluted earnings per share.

      Segment information: Effective September 30, 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes new standards for segment reporting which is based on the way management organizes segments within a company for making operating decisions and assessing performance.

      The Company’s financial reporting segments consist of homebuilding and financial services. The Company’s homebuilding operations comprise the most substantial part of its business, with more than 98% of consolidated revenues in fiscal 1999, 2000 and 2001. The homebuilding operations segment generates the majority of its revenues from the sale of completed homes with a lesser amount from the sale of land and lots. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services. Expenditures for long-lived assets and depreciation and amortization related to the financial services segment for the years ended September 30, 1999, 2000 and 2001 were not significant.

      The accounting policies of the reportable segments are described throughout this note. Assets, revenues and operating income of the Company’s reportable segments are included in the consolidated balance sheets and consolidated statements of income.

      Long-lived assets: Potential impairments of long-lived assets are reviewed annually or when events and circumstances warrant an earlier review. In accordance with SFAS No. 121, impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.

      Stock-based compensation: The Company may, with the approval of its Board of Directors, grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and, accordingly, recognizes no compensation expense for the stock option grants. The Company has adopted the disclosure-only provisions as specified by the SFAS No. 123, “Accounting for Stock-Based Compensation.”

      Impact of recently issued accounting standards: Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, was issued in June 1998, and was later amended by SFAS 137 and 138, which were issued in June 1999 and June 2000, respectively. Pursuant to the implementation requirements of SFAS No. 133, the Company adopted it on October 1, 2000, the first day of the Company’s fiscal year ending September 30, 2001. The Company’s interest rate swaps, the terms of which are more fully described in Note B, were not designated as hedges under the provisions of SFAS No. 133. The Statement requires such swaps to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statements of income. Accordingly, the Company recorded a cumulative effect of a change in accounting principle amounting to $2.1 million, net of income taxes of $1.3 million, as an adjustment to net income in 2001. The fair value of the Company’s interest rate swaps is recorded in homebuilding other assets, and the change in their fair value is recorded in other expense. The impact of adoption of SFAS No. 133 relating to hedging activities for mortgage loans and loan commitments was not material.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to periodic tests for impairment of recorded values.

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

      Mortgage loans: Mortgage loans held for sale are reported net of discounts and are stated at fair value as determined in the aggregate, based on sale commitments or current market quotes. Any gain or loss on the sale of loans is recognized at the time of sale. Loan origination fees, net of the related direct origination costs, are deferred as an adjustment to the carrying value of the related mortgage loans held for sale and are recognized in income upon the sale of the mortgage loans.

      The Company enters into forward commitments to sell mortgage-backed securities when loans are funded but not yet committed to a specific investor and designates the derivative instruments as fair value hedges of the risk of changes in the overall fair value of the loans. Accordingly, changes in the value of the derivative instruments are recognized in current earnings, as is the change in value of the loans. During the fiscal year ended September 30, 2001, the Company’s net gain related to the ineffective portion of its fair value hedging instruments was not material. The net gain is included in Financial Services Revenues in the Consolidated Statements of Income.

      Loan commitments: To meet the financing needs of its customers, the Company is party to interest rate lock commitments (“IRLCs”) which are extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133 and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments with gains and losses recorded to current earnings. At September 30, 2000 and 2001, the Company’s IRLCs totaled $75.6 million and $143.8 million, respectively.

      The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments, forward commitments to sell mortgage-backed securities and the infrequent purchase of options on financial instruments. These instruments are considered nondesignated derivatives and are accounted for at fair market value with gains and losses recorded to current earnings. As of September 30, 2001, the Company had approximately $160.5 million of forward commitments outstanding which were subject to interest rate risk.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

NOTE B— NOTES PAYABLE

      The Company’s notes payable consist of the following (in thousands):

	As of September 30,

	2000	2001

Unsecured:
Revolving credit facility due 2002	$192,000	$—
8 3/8% Senior notes due 2004, net	148,547	148,943
10 1/2% Senior notes due 2005, net	199,343	199,439
10% Senior notes due 2006, net	147,398	147,600
8% Senior notes due 2009, net	383,089	383,257
9 3/4% Senior subordinated notes due 2010, net	148,821	148,917
9 3/8% Senior subordinated notes due 2011, net	—	199,688
7 7/8% Senior notes due 2011 net	—	198,319
Zero coupon convertible senior notes due 2021, net	—	202,509
Other secured	26,388	73,017

	$1,245,586	$1,701,689

      In April 2001, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for up to an aggregate amount of $750 million of the Company’s debt and equity securities. The universal shelf registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock and/or common stock. The Company has $350 million remaining on its currently effective universal shelf registration statement.

Homebuilding:

      The Company has an $825 million unsecured revolving bank credit facility, consisting of a $775 million four-year revolving loan and a $50 million four-year letter of credit facility that matures in April 2002. Additionally, the Company has another $45 million standby letter of credit agreement maturing in 2003. The Company is currently in negotiations to refinance the four-year revolving loan and letter of credit facilities. Borrowings bear daily interest at rates based upon federal funds or the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of debt to tangible net worth. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees. Under the debt covenants associated with the revolving credit facility, at September 30, 2001, the Company had additional borrowing capacity of $746.8 million. The average interest rates of the unsecured bank debt at September 30, 2000 and 2001 were 7.4% and 3.3%, respectively.

      In August 2001, the Company issued $200 million principal amount of 7 7/8% Senior Notes. The notes, which are due August 15, 2011, with interest payable semi-annually, represent unsecured obligations of the Company. The 7 7/8% Senior Notes are not redeemable except that 35% of the amount originally issued can be redeemed with the proceeds of public equity offerings at a redemption price equal to 107.875% of the principal amount through August 15, 2004, plus accrued interest. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discount, is 8.0%.

      In May 2001, the Company issued, for gross proceeds of approximately $200 million, Zero Coupon Convertible Senior Notes due 2021 with a face amount at maturity of approximately $381.1 million. The notes were issued at a price of $524.78 per $1,000 face amount at maturity, which equates to an annual yield to maturity over the life of the notes of 3.25%. The notes are convertible into the Company’s common stock at any time, if the sale price of the common stock exceeds specified thresholds or in other specified instances, at

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

the rate of approximately 17.5 shares per $1,000 face amount at maturity. The conversion ratio equates to an initial conversion price of $30.00 per share. Holders have the option to require the Company to repurchase the notes on any of the second, seventh or twelfth anniversary dates from the issue date for the initial issue price plus accrued yield to the purchase date. The Company must satisfy any notes submitted for repurchase on the second anniversary date in cash. Any notes submitted for repurchase on the seventh or twelfth anniversary dates may be settled in any combination of cash and/or the Company’s common stock, at the Company’s option. The Company will have the option to redeem the notes, in cash, at any time after the second anniversary date of the notes for the initial issue price plus accrued yield to redemption. The Company will pay contingent interest on the Notes during specified six-month periods beginning on May 12, 2003, if the market price of the notes exceeds specified levels.

      In March 2001, the Company issued $200 million principal amount of 9 3/8% Senior Subordinated Notes. These notes, which are due March 15, 2011, with interest payable semi-annually, represent unsecured obligations of the Company. The 9 3/8% Senior Subordinated notes may be redeemed, in whole or in part, at any time on or after March 15, 2006 at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued interest. The Company may also redeem up to 35% of the amount originally issued with the proceeds of public equity offerings at a redemption price equal to 109.375% of the principal amount, plus accrued interest through March 15, 2004. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discount, is 9.5%.

      In September 2000, the Company issued $150 million principal amount of 9 3/4% Senior Subordinated Notes. These notes, which are due September 15, 2010, with interest payable semi-annually, represent unsecured obligations of the Company. The 9 3/4% Senior Subordinated Notes are not redeemable except that 33.3% of the amount originally issued can be redeemed with proceeds of a public equity offering by the Company at a redemption price of 109.75% through September 15, 2003. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discount, is 9.9%.

      In March 2000, the Company issued $150 million principal amount of 10 1/2% Senior Notes due April 1, 2005. In June 2000, the Company issued an additional $50 million principal amount of its 10 1/2% Senior Notes due April 1, 2005. The notes bear interest payable semi-annually and represent unsecured obligations of the Company. The 10 1/2% Senior Notes are not redeemable except that 50% of the amount originally issued can be redeemed with proceeds of a public equity offering by the Company at a redemption price of 110.5% through April 1, 2003. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discount, is 10.9%.

      In February 1999, the Company issued $385 million principal amount of 8% Senior Notes. These notes, which are due February 1, 2009, with interest payable semi-annually, represent unsecured obligations of the Company. The 8% Senior Notes are not redeemable except that 35% of the amount originally issued can be redeemed with proceeds of a public equity offering by the Company at a redemption price of 108% through February 1, 2002. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discount, is 8.3%.

      In June 1997, the Company issued $150 million principal amount of 8 3/8% Senior Notes. These notes, which are due June 15, 2004, with interest payable semi-annually, represent unsecured obligations of the Company. The 8 3/8% Senior Notes are not redeemable. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discount, is 8.7%.

      In April 1996, the Company issued $130 million principal amount of 10% Senior Notes due April 15, 2006. In January 1997, the Company issued an additional $20 million principal amount of its 10% Senior Notes due April 15, 2006. The notes bear interest payable semi-annually and represent unsecured obligations of the Company. The 10% Senior Notes are redeemable at the option of the Company, in whole or in part, at

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

any time on or after April 15, 2001 at redemption prices decreasing from 105%. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discount, is 10.2%.

      All series of Senior Notes are senior obligations of the Company and rank pari passu in right of payment to all existing and future unsecured indebtedness of the Company, and senior to all existing and future indebtedness expressly subordinated to them. The Senior Subordinated Notes rank behind all existing and future Senior Notes and bank credit facilities. Both the Senior and Senior Subordinated Notes are guaranteed by the majority of the Company’s subsidiaries. Upon a change of control of the Company, holders of all series of the notes have the right to require the Company to redeem such notes at a price of 101% of the par amount, along with accrued and unpaid interest.

      The indentures of the bank credit facilities and the Senior and Senior Subordinated Notes contain covenants which, taken together, limit investments in inventory, stock repurchases, cash dividends and other restricted payments, incurrence of indebtedness, asset dispositions and creation of liens, and require certain levels of tangible net worth. At September 30, 2001, these covenants limit the additional debt the Company could incur to $746.8 million. Additionally, cash dividends paid on the Company’s common stock and other restricted payments are limited to an amount not to exceed, on a cumulative basis, 50% of consolidated net income, as defined, subject to certain other adjustments. Pursuant to the most restrictive of these requirements, the Company had approximately $392.5 million available for the payment of dividends and other restricted payments at September 30, 2001.

      The Company uses interest rate swap agreements to help manage a portion of its interest rate exposure. The agreements convert a notional amount of $200 million from a variable rate to a fixed rate. These agreements are cancellable by a third party during periods where LIBOR exceeds 7%. The agreements expire at dates through September, 2008. The Company does not expect non-performance by the counter-party, a major U.S. bank, and any losses incurred in the event of non-performance are not expected to be material. Net payments or receipts under these agreements are recorded as adjustments to interest incurred. As a result of these agreements, the Company’s net interest costs were reduced by $3.6 million and $1.5 million in fiscal 2000 and 2001, respectively.

      Maturities of consolidated notes payable, assuming the revolving bank facility is not extended, are $234.6 million in 2002, $15.3 million in 2003, $152.8 million in 2004, $201.1 million in 2005, $148.5 million in 2006 and $1,317.9 million thereafter.

Financial Services:

      The Company has a $200 million mortgage warehouse line payable to financial institutions, secured by mortgage loans held for sale, maturing August 13, 2002 at the 30-day LIBOR rate plus 1%. These notes payable enable the Company’s wholly-owned subsidiary, CH Mortgage Company I, Ltd. to perform its loan origination and warehousing functions. The interest rates of the mortgage warehouse line payable at September 30, 2000 and 2001 were 7.6% and 3.6%, respectively.

NOTE C— ACQUISITIONS

      On October 22, 2001, the Company entered into a definitive agreement under which Schuler Homes, Inc. would merge into D.R. Horton, Inc. through a cash and stock transaction valued at approximately $1.2 billion, including the assumption of debt. The transaction is conditioned upon obtaining the approvals of both D.R. Horton stockholders and Schuler Homes stockholders, including separate class votes by the Class A and Class B common stockholders of Schuler Homes, as well as other customary closing conditions. Under the terms of the transaction, each Schuler Homes stockholder will have the right to elect to receive a combination of cash and stock, or all cash or all stock. However, elections to receive either all cash or all stock will be subject to proration in order to limit the total amount of cash consideration to be paid by the Company to an

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

aggregate of $4.09 multiplied by the total Schuler Homes shares outstanding. The complete Agreement and Plan of Merger and subsequent amendment were included as exhibits to the Company’s Current Reports on Form 8-K, filed with the SEC on October 24, 2001, as amended on November 8, 2001.

      In fiscal 1999, 2000 and 2001, the Company made the following acquisitions:

Company Acquired	Date Acquired	Consideration

Cambridge Properties, Century Title	January, July 1999	$182.8 million
Fortress-Florida	May 2001	$53.0 million
Emerald Builders	July 2001	$193.6 million

      Consideration includes cash paid and assumption of certain accounts payable and notes payable, which were repaid subsequent to the acquisitions. In addition, the Company issued 2,555,911 shares of common stock, valued at $55.0 million, as partial consideration for the acquisition of Cambridge Properties and 1,012,925 shares of common stock, valued at $25.0 million, as partial consideration for the acquisition of Emerald Builders.

      On May 1, 2001, the Company acquired the assets of Fortress-Florida, Inc. (Fortress), a wholly-owned subsidiary of The Fortress Group, Inc., for $28.7 million in cash. Fortress assets, primarily inventories, amounted to approximately $47.1 million. Total liabilities assumed amounted to approximately $24.3 million, including notes payable of $17.4 million, which were paid at closing. The Fortress acquisition was treated as a purchase for accounting purposes.

      On July 17, 2001, the Company completed the acquisition of the assets of Emerald Builders (Emerald), a privately held homebuilder based in Houston, Texas. In the transaction, the Company issued 1,012,925 shares of common stock valued at $25.0 million, paid $31.6 million in cash and assumed liabilities of approximately $137.0 million, including notes payable of $110.6 million, most of which were paid at closing. Emerald’s assets, primarily inventories, amounted to approximately $170.4 million. The Emerald acquisition was treated as a purchase for accounting purposes. Pro forma results of operations had the Fortress and Emerald acquisitions occurred on the first day of our fiscal year are not materially different from historical results and are not presented.

NOTE D— STOCKHOLDERS’ EQUITY

      On September 7, 2000, the Board of Directors declared a 9% common stock dividend, payable on September 29, 2000, to stockholders of record on September 18, 2000. The dividend was accounted for based on the fair value of the Company’s stock on the date of declaration.

      On February 27, 2001, the Board of Directors declared an 11% common stock dividend, payable on March 23, 2001, to stockholders of record on March 9, 2001. The dividend was accounted for based on the fair value of the Company’s stock on the date of declaration.

      The Company has a shelf registration statement with the Securities and Exchange Commission to issue, from time to time, up to 8.0 million shares of registered common stock in connection with future acquisitions.

      In November, 1998, the Board of Directors authorized the repurchase of up to $100 million each of the Company’s common stock and senior debt securities, as market conditions warrant. Through September 30, 2001, the Company had repurchased $36.9 million (2,589,200 shares) of common stock in open market purchases under the stock repurchase plan. All 2,589,200 shares were reissued in March 2001 as partial payment of the 11% stock dividend.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

NOTE E—PROVISION FOR INCOME TAXES

      The provision for income taxes includes the following components (in thousands):

	Year ended September 30,

	1999	2000	2001

Current provision:
Federal	$97,707	$109,584	$161,721
State	9,792	11,862	16,504

	107,499	121,446	178,225

Deferred provision (benefit):
Federal	(5,171)	(1,912)	(21,919)
State	1,671	(2,029)	(2,100)

	(3,500)	(3,941)	(24,019)

Total provision for income taxes	103,999	117,505	154,206
(Provision) for cumulative effect of change in accounting principle	—	—	(1,282)

Provision for income taxes before cumulative effect of change in accounting principle	$103,999	$117,505	$152,924

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These differences primarily relate to the following (in thousands):

	September 30,

	2000	2001

Deferred tax assets:
Capitalization of inventory costs	$29,063	$36,752
Warranty cost and other accruals	9,457	17,053
Venture capital investment valuation allowances	—	6,908
Change in value of interest rate swaps	—	3,973
Other	3,636	7,503

Total deferred tax assets	42,156	72,189
Deferred tax liabilities	14,539	20,534

Net deferred tax assets	$27,617	$51,655

      The difference between income tax expense and tax computed by applying the federal statutory income tax rate of 35% to income before taxes is due to the following (in thousands):

	Year ended September 30,

	1999	2000	2001

Income taxes at federal statutory rate	$92,339	$108,228	$142,729
Increase in tax resulting from:
State income taxes, net	8,036	7,838	9,602
Other	3,624	1,439	593

Provision for income taxes before cumulative effect of change in accounting principle	$103,999	$117,505	$152,924

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

NOTE F—EMPLOYEE BENEFIT PLANS

      The Company has 401(k) plans for all Company employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing are at the discretion of the Company. Expenses for these Plans were $2,272,000, $3,124,000 and $4,204,000 for 1999, 2000 and 2001, respectively.

      The Company’s Supplemental Executive Retirement Plans (SERP’s) are non-qualified deferred compensation programs that provide benefits payable to certain management employees upon retirement, death, or termination of employment with the Company. Under one SERP, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company recorded $833,000, $972,000 and $1,265,000 of expense for this plan in 1999, 2000 and 2001, respectively.

      Effective January 15, 1999, the Company adopted the D.R. Horton, Inc. 1999 Employee Stock Purchase Plan which provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the date of purchase. Under the terms of the plan, the total fair market value of the common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees of the Company purchased 34,750 shares for $380,000 in 2000 and 7,450 shares for $125,000 in 2001.

      The Company Stock Incentive Plans provide for the granting of stock options to certain key employees of the Company to purchase shares of common stock. Options are granted at exercise prices which approximate the market value of the Company’s common stock at the date of the grant. Options generally expire 10 years after the dates on which they were granted. Options vest over periods of 4 to 10 years. There were 1,104,591 and 1,611,012 shares available for future grants under the Plans at September 30, 2000 and 2001, respectively. The Company issued a 9% stock dividend on September 18, 2000, and an 11% stock dividend on March 9, 2001. The net effects of the dividends were to increase options outstanding by 345,664 shares in September 2000 and 493,210 in March 2001.

      Activity under the Company Stock Incentive Plans are:

	1999		2000		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Stock Options
Outstanding at beginning of year	4,747,614	$13.30	4,141,820	$13.44	4,133,373	$12.42
Stock dividend	—	—	345,664	—	493,210	—
Granted	152,500	16.19	592,500	13.63	933,680	16.69
Exercised	(293,869)	7.04	(200,305)	9.11	(917,098)	8.09
Canceled	(464,425)	16.91	(746,306)	14.20	(302,671)	16.83

Outstanding at end of year	4,141,820	$13.44	4,133,373	$12.42	4,340,494	$12.53

Exercisable at end of year	1,122,709	$9.23	1,408,631	$9.33	1,016,529	$10.20

      Exercise prices for options outstanding at September 30, 2001, ranged from $3.7168 to $18.2350.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      The weighted average remaining contractual lives of those options are:

	Outstanding			Exercisable

		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Maturity		Exercise	Maturity
Exercise Price Range	Options	Price	(Years)	Options	Price	(Years)

Less than $9	1,560,510	$7.32	4.0	682,756	$6.78	3.4
$9—$18	1,675,928	13.63	8.6	57,215	12.25	7.8
More than $18	1,104,056	18.23	6.8	276,558	18.23	6.8

Total	4,340,494	$12.53	6.5	1,016,529	$10.20	4.6

      The Company has elected to follow Accounting Principles Board Opinion No. 25, in accounting for its employee stock options. The exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, and therefore no compensation expense is recognized for the initial grants. SFAS No. 123 requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense for option awards granted in fiscal 1999, 2000 and 2001. Management believes the fiscal 1999, 2000 and 2001 pro forma amounts may not be representative of the effects of option awards on future pro forma net income and pro forma net income per share because options granted before 1996 are not considered in these calculations. Application of the fair value method, as specified by SFAS 123, would decrease net income by $1,648,000 ($0.02 per diluted share), $1,909,000 ($0.03 per diluted share) and $2,300,624 ($0.03 per diluted share) in 1999, 2000 and 2001, respectively.

      The weighted average fair value of grants made in 1999, 2000 and 2001 was $8.85, $7.14 and $7.78, respectively.

      The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	1999	2000	2001

Risk free interest rate	5.78%	6.00%	5.83%
Expected life (in years)	7.0	7.0	7.0
Expected volatility	49.50%	48.80%	49.50%
Expected dividend yield	.70%	1.10%	1.26%

NOTE G—FINANCIAL INSTRUMENTS

      The fair values of the Company’s financial instruments are based on quoted market prices, where available, or are estimated. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature, involve matters of judgment and therefore, cannot be determined with precision. Estimated fair values are significantly affected by the assumptions used.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      The table below sets forth the carrying values and estimated fair values of the Company’s financial instruments (in thousands).

	September 30, 2000		September 30, 2001

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

HOMEBUILDING:
Liabilities
8% Senior notes	$383,089	$358,050	$383,257	$350,350
8 3/8% Senior notes	148,547	146,250	148,943	147,000
9 3/4% Senior subordinated notes	148,821	147,750	148,917	139,500
10% Senior notes	147,398	151,497	147,600	150,011
10 1/2% Senior notes	199,343	207,000	199,439	202,000
9 3/8% Senior subordinated notes	—	—	199,688	185,000
Zero coupon convertible senior notes	—	—	202,509	196,388
7 7/8% Senior notes	—	—	198,319	176,000
Interest rate swaps	—	(3,418)	10,389	10,389
FINANCIAL SERVICES:
Assets
Mortgage loans held for sale	119,581	121,562	222,818	222,818
Loan delivery and forward commitments	—	1,300	(1,500)	(1,500)
Interest rate lock commitments	—	2,600	1,600	1,600

      The Company used the following methods and assumptions in estimating fair values:

      For cash and cash equivalents, the revolving credit facility, other notes payable, and standby letters of credit, the carrying amounts reported in the balance sheet or as reported in Note H approximate fair values due to their short maturity or floating interest rate terms, as applicable.

      For the senior and senior subordinated notes, fair values represent quoted market prices on the exchange on which the securities are traded. For interest rate swaps, mortgage loans held for sale, loan commitments and forward contracts, the fair values are estimated based on quoted market prices for similar financial instruments.

NOTE H— COMMITMENTS AND CONTINGENCIES

      The Company is involved in lawsuits and other contingencies in the ordinary course of business. Management believes that, while the ultimate outcome of the contingencies cannot be predicted with certainty, the ultimate liability, if any, will not have a material adverse effect on the Company’s financial position.

      In the ordinary course of business, the Company enters into option agreements to purchase land and developed lots. At September 30, 2001, cash deposits of approximately $41.8 million and promissory notes approximating $1.7 million secured the Company’s performance under these agreements.

      Additionally, in the normal course of its business activities, the Company provides standby letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At September 30, 2001, outstanding standby letters of credit were $74.9 million and performance bonds were $416.2 million. The Company has an additional capacity of $21.3 million for standby letters of credit under its revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      The Company leases office space under noncancellable operating leases. Minimum annual lease payments under these leases at September 30, 2001 approximate (in thousands):

2002	$5,224
2003	5,016
2004	4,352
2005	3,555
2006	2,767
Thereafter	10,260

$31,174

      Rent expense approximated $8,456,000, $11,346,000 and $14,393,000 for fiscal 1999, 2000 and 2001, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

NOTE I— SUMMARIZED FINANCIAL INFORMATION

      The 7 7/8%, 8%, 8 3/8%, 10% and 10 1/2% Senior Notes, the 9 3/8% and 9 3/4% Senior Subordinated Notes, and the Zero Coupon Convertible Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s direct and indirect subsidiaries (Guarantor Subsidiaries), other than financial services subsidiaries and certain other inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

Consolidating Balance Sheet

September 30, 2001

			Non-Guarantor
			Subsidiaries

	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total

	(In thousands)
ASSETS
Homebuilding:
Cash & cash equivalents	$—	$230,481	$—	$1,824	$—	$232,305
Advances to and investments in unconsolidated subsidiaries	2,493,783	74,241	—	—	(2,568,024)	—
Inventories	564,593	2,212,933	—	27,230	(379)	2,804,377
Property & equipment (net)	8,114	39,823	—	5,159	—	53,096
Earnest money deposits & other assets	39,978	140,436	—	10,793	(9,548)	181,659
Excess of cost over net assets acquired (net)	—	136,223	—	—	—	136,223

	3,106,468	2,834,137	—	45,006	(2,577,951)	3,407,660

Financial services:
Cash & cash equivalents	—	—	6,975	—	—	6,975
Mortgage loans held for sale	—	—	222,818	—	—	222,818
Other assets	—	—	14,737	—	—	14,737

	—	—	244,530	—	—	244,530

Total Assets	$3,106,468	$2,834,137	$244,530	$45,006	$(2,577,951)	$3,652,190

LIABILITIES & EQUITY
Homebuilding:
Accounts payable and other liabilities	$191,596	$304,486	$—	$2,552	$(58)	$498,576
Advances from parent/ unconsolidated subsidiaries	—	1,944,796	—	28,367	(1,973,163)	—
Notes payable	1,664,625	37,064	—	9,489	(9,489)	1,701,689

	1,856,221	2,286,346	—	40,408	(1,982,710)	2,200,265

Financial services:
Accounts payable and other liabilities	—	—	10,173	—	—	10,173
Advances from parent/ unconsolidated subsidiaries	—	—	13,748	—	(13,748)	—
Notes payable	—	—	182,641	—	—	182,641

	—	—	206,562	—	(13,748)	192,814

Total Liabilities	1,856,221	2,286,346	206,562	40,408	(1,996,458)	2,393,079

Minority interests	—	—	10	8,854	—	8,864

Common stock	769	1	6	6,155	(6,162)	769
Additional capital	704,842	84,612	2,299	10,129	(97,040)	704,842
Retained earnings	544,636	463,178	35,653	(20,540)	(478,291)	544,636

	1,250,247	547,791	37,958	(4,256)	(581,493)	1,250,247

Total Liabilities & Equity	$3,106,468	$2,834,137	$244,530	$45,006	$(2,577,951)	$3,652,190

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Consolidating Balance Sheet

September 30, 2000

			Nonguarantor
			Subsidiaries

	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total

	(In thousands)
ASSETS
Homebuilding:
Cash & cash equivalents	$20,397	$40,349	$—	$1,052	$—	$61,798
Advances to and investments in unconsolidated subsidiaries	1,862,988	14,653	—	—	(1,877,641)	—
Inventories	395,848	1,768,934	—	26,538	(289)	2,191,031
Property & equipment (net)	3,031	30,645	—	5,284	—	38,960
Earnest money deposits & other assets	44,463	86,134	—	28,773	(10,387)	148,983
Excess of cost over net assets acquired (net)	—	115,966	—	—	—	115,966

	2,326,727	2,056,681	—	61,647	(1,888,317)	2,556,738

Financial services:
Cash & cash equivalents	—	—	10,727	—	—	10,727
Mortgage loans held for sale	—	—	119,581	—	—	119,581
Other assets	—	—	7,531	—	—	7,531

	—	—	137,839	—	—	137,839

Total Assets	$2,326,727	$2,056,681	$137,839	$61,647	$(1,888,317)	$2,694,577

LIABILITIES & EQUITY
Homebuilding:
Accounts payable and other liabilities	$124,823	$358,895	$—	$2,355	$(115,684)	$370,389
Advances from parent/unconsolidated subsidiaries	11,617	1,263,038	—	32,775	(1,307,430)	—
Notes payable	1,220,724	24,861	—	10,222	(10,221)	1,245,586

	1,357,164	1,646,794	—	45,352	(1,433,335)	1,615,975

Financial services:
Accounts payable and other liabilities	—	—	9,388	—	(4,430)	4,958
Advances from parent/unconsolidated subsidiaries	—	—	5,653	—	(5,653)	—
Notes payable	—	—	98,817	—	—	98,817

	—	—	113,858	—	(10,083)	103,775

Total Liabilities	1,357,164	1,646,794	113,858	45,352	(1,443,418)	1,719,750

Minority interests	—	—	10	5,254	—	5,264

Common stock	701	1	6	6,155	(6,162)	701
Additional capital	537,145	84,794	2,299	10,129	(97,222)	537,145
Retained earnings	468,664	325,092	21,666	(5,243)	(341,515)	468,664
Treasury stock	(36,947)	—	—	—	—	(36,947)

	969,563	409,887	23,971	11,041	(444,899)	969,563

Total Liabilities & Equity	$2,326,727	$2,056,681	$137,839	$61,647	$(1,888,317)	$2,694,577

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Consolidating Statement of Income

Year Ended September 30, 2001

			Nonguarantor
			Subsidiaries

	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total

	(In thousands)
Homebuilding:
Revenues:
Home sales	$715,702	$3,549,644	$—	$24,480	$—	$4,289,826
Land/lot sales	28,509	65,217	—	—	—	93,726

	744,211	3,614,861	—	24,480	—	4,383,552
Cost of sales:
Home sales	581,341	2,851,674	—	18,379	(589)	3,450,805
Land/lot sales	27,166	49,171	—	—	—	76,337

	608,507	2,900,845	—	18,379	(589)	3,527,142
Gross profit:
Home sales	134,361	697,970	—	6,101	589	839,021
Land/lot sales	1,343	16,046	—	—	—	17,389

	135,704	714,016	—	6,101	589	856,410
Selling, general & administrative expenses	94,557	325,592	—	7,384	4,480	432,013
Interest expense	8,624	179	—	193	(187)	8,809
Other (income) expense	(375,274)	(2,380)	—	22,268	390,133	34,747

	407,797	390,625	—	(23,744)	(393,837)	380,841

Financial services:
Revenues	—	—	71,962	—	—	71,962
Selling, general & administrative expenses	—	—	51,867	—	(4,480)	47,387
Interest expense	—	—	5,288	—	—	5,288
Other (income)	—	—	(7,669)	—	—	(7,669)

	—	—	22,476	—	4,480	26,956

Income before income taxes	407,797	390,625	22,476	(23,744)	(389,357)	407,797
Provision for income taxes	152,924	146,484	8,429	(8,904)	(146,009)	152,924

Income before cumulative effect of change in accounting principle	254,873	244,141	14,047	(14,840)	(243,348)	254,873
Cumulative effect of change in accounting principle	2,136	—	—	—	—	2,136

Net income	$257,009	$244,141	$14,047	$(14,840)	$(243,348)	$257,009

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Consolidating Statement of Income

Year Ended September 30, 2000

			Nonguarantor
			Subsidiaries

	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total

	(In thousands)
Homebuilding:
Revenues:
Homes sales	$548,963	$2,910,190	$—	$36,938	$—	$3,496,091
Land/lot sales	15,860	92,222	—	—	—	108,082

	564,823	3,002,412	—	36,938	—	3,604,173
Cost of sales:
Home sales	458,640	2,359,624	—	28,838	(695)	2,846,407
Land/lot sales	19,590	75,112	—	—	—	94,702

	478,230	2,434,736	—	28,838	(695)	2,941,109
Gross profit:
Home sales	90,323	550,566	—	8,100	695	649,684
Land/lot sales	(3,730)	17,110	—	—	—	13,380

	86,593	567,676	—	8,100	695	663,064
Selling, general & administrative expenses	84,679	265,615	—	7,102	3,008	360,404
Interest expense	10,067	159	—	599	(598)	10,227
Other (income) expense	(317,377)	(3,241)	—	1,373	317,147	(2,098)

	309,224	305,143	—	(974)	(318,862)	294,531

Financial services:
Revenues	—	—	49,522	—	—	49,522
Selling, general & administrative expenses	—	—	38,477	—	(3,007)	35,470
Interest expense	—	—	5,616	—	—	5,616
Other (income)	—	—	(6,257)	—	—	(6,257)

	—	—	11,686	—	3,007	14,693

Income before income taxes	309,224	305,143	11,686	(974)	(315,855)	309,224
Provision for income taxes	117,505	115,954	4,441	(370)	(120,025)	117,505

Net income	$191,719	$189,189	$7,245	$(604)	$(195,830)	$191,719

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Consolidating Statement of Income

Year Ended September 30, 1999

			Nonguarantor
			Subsidiaries

	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total

	(In thousands)
Homebuilding:
Revenues:
Homes sales	$543,233	$2,484,612	$—	$27,187	$—	$3,055,032
Land/lot sales	8,463	55,465	—	—	—	63,928

	551,696	2,540,077	—	27,187	—	3,118,960
Cost of sales:
Home sales	445,623	2,025,809	—	21,015	(334)	2,492,113
Land/lot sales	8,374	48,009	—	—	—	56,383

	453,997	2,073,818	—	21,015	(334)	2,548,496
Gross profit:
Home sales	97,610	458,803	—	6,172	334	562,919
Land/lot sales	89	7,456	—	—	—	7,545

	97,699	466,259	—	6,172	334	570,464
Selling, general & administrative expenses	74,016	230,910	—	4,654	18	309,598
Interest expense	11,551	145	—	1,074	(752)	12,018
Other (income)/expense	(251,694)	(1,443)	—	316	250,932	(1,889)

	263,826	236,647	—	128	(249,864)	250,737

Financial services:
Revenues	—	—	37,251	—	—	37,251
Selling, general & administrative expenses	—	—	24,731	—	(18)	24,713
Interest expense	—	—	4,433	—	—	4,433
Other (income)	—	—	(4,984)	—	—	(4,984)

	—	—	13,071	—	18	13,089

Income before income taxes	263,826	236,647	13,071	128	(249,846)	263,826
Provision for income taxes	103,999	93,285	5,153	50	(98,488)	103,999

Net income	$159,827	$143,362	$7,918	$78	$(151,358)	$159,827

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Consolidating Statement of Cash Flows

Year Ended September 30, 2001

			Nonguarantor
			Subsidiaries

	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total

	(In thousands)
OPERATING ACTIVITIES
Net income	$257,009	$244,141	$14,047	$(14,840)	$(243,348)	$257,009
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,417	25,935	1,338	494	—	31,184
Amortization of debt premiums and fees	4,878	—	—	—	—	4,878
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(124,424)	(202,693)	—	(6,404)	379	(333,142)
(Increase) decrease in earnest money deposits and other assets	11,968	(49,837)	(6,264)	19,968	9,548	(14,617)
Increase in mortgage loans held for sale	—	—	(103,237)	—	—	(103,237)
Increase (decrease) in accounts payable and other liabilities	64,287	29,572	5,215	3,625	(58)	102,641

Net cash provided by (used in) operating activities	217,135	47,118	(88,901)	2,843	(233,479)	(55,284)

INVESTING ACTIVITIES
Net purchases of property and equipment	(8,500)	(22,218)	(2,280)	(370)	—	(33,368)
Net investments in venture capital entities	—	—	—	(1,988)	—	(1,988)
Net cash paid for acquisitions	—	(61,897)	—	—	—	(61,897)

Net cash used in investing activities	(8,500)	(84,115)	(2,280)	(2,358)	—	(97,253)

FINANCING ACTIVITIES
Net change in notes payable	389,704	(152,911)	83,824	9,489	(9,489)	320,617
Increase (decrease) in intercompany payables	(617,411)	601,540	8,105	(9,202)	16,968	—
Proceeds from stock associated with certain employee benefit plans	12,403	—	—	—	—	12,403
Cash dividends/distributions paid	(13,728)	(221,500)	(4,500)	—	226,000	(13,728)

Net cash (used in) provided by financing activities	(229,032)	227,129	87,429	287	233,479	319,292

Increase (decrease) in cash	(20,397)	190,132	(3,752)	772	—	166,755
Cash at beginning of year	20,397	40,349	10,727	1,052	—	72,525

Cash at end of year	$—	$230,481	$6,975	$1,824	$—	$239,280

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Consolidating Statement of Cash Flows

Year Ended September 30, 2000

			Nonguarantor
			Subsidiaries

	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total

	(In thousands)
OPERATING ACTIVITIES
Net income	$191,719	$189,189	$7,245	$(604)	$(195,830)	$191,719
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,535	18,527	1,141	757	—	21,960
Amortization of debt premiums and fees	2,532	—	—	—	—	2,532
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(71,419)	(226,433)	—	(2,181)	102	(299,931)
Increase in earnest money deposits and other assets	(6,372)	(11,800)	(530)	(1,487)	(937)	(21,126)
Increase in mortgage loans held for sale	—	—	(5,795)	—	—	(5,795)
Increase (decrease) in accounts payable and other liabilities	10,262	16,349	978	949	(25,445)	3,093

Net cash provided by (used in) operating activities	128,257	(14,168)	3,039	(2,566)	(222,110)	(107,548)

INVESTING ACTIVITIES
Net purchases of property and equipment	(2,143)	(12,309)	(1,106)	(231)	—	(15,789)
Net investments in venture capital entities	—	—	—	(29,032)	—	(29,032)
Net cash paid for acquisitions	—	(11,633)	74	—	—	(11,559)

Net cash used in investing activities	(2,143)	(23,942)	(1,032)	(29,263)	—	(56,380)

FINANCING ACTIVITIES
Net change in notes payable	141,552	(8,371)	(5,533)	(4,844)	4,846	127,650
Increase (decrease) in intercompany payables	(294,281)	221,156	8,593	35,762	28,770	—
Repurchase of treasury stock	(14,543)	—	—	—	—	(14,543)
Proceeds from stock associated with certain employee benefit plans	4,066	—	—	—	—	4,066
Cash dividends/distributions paid	(9,288)	(187,794)	(700)	—	188,494	(9,288)

Net cash (used in) provided by financing activities	(172,494)	24,991	2,360	30,918	222,110	107,885

Increase (decrease) in cash	(46,380)	(13,119)	4,367	(911)	—	(56,043)
Cash at beginning of year	66,777	53,468	6,360	1,963	—	128,568

Cash at end of year	$20,397	$40,349	$10,727	$1,052	$—	$72,525

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Consolidating Statement of Cash Flows

Year Ended September 30, 1999

			Nonguarantor
			Subsidiaries

	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total

	(In thousands)
OPERATING ACTIVITIES
Net income	$159,827	$143,362	$7,918	$78	$(151,358)	$159,827
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,856	17,029	714	694	—	20,293
Amortization of debt premiums and fees	1,601	—	—	—	—	1,601
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(35,674)	(350,406)	—	341	187	(385,552)
(Increase) decrease in earnest money deposits and other assets	(4,268)	(18,358)	(313)	2,276	10,079	(10,584)
Increase in mortgage loans held for sale	—	—	(41,461)	—	—	(41,461)
Increase (decrease) in accounts payable and other liabilities	16,265	71,549	5,978	2,809	(7,652)	88,949

Net cash provided by (used in) operating activities	139,607	(136,824)	(27,164)	6,198	(148,744)	(166,927)

INVESTING ACTIVITIES
Net purchases of property and equipment	(1,656)	(14,811)	(1,702)	(1,441)	—	(19,610)
Net investments in venture capital entities	—	—	—	(250)	—	(250)
Net cash paid for acquisitions	—	(5,598)	(1,353)	—	—	(6,951)

Net cash used in investing activities	(1,656)	(20,409)	(3,055)	(1,691)	—	(26,811)

FINANCING ACTIVITIES
Net change in notes payable	316,918	(109,790)	75,457	4,015	(15,067)	271,533
Increase (decrease) in intercompany payables	(425,329)	461,491	(47,020)	(7,078)	17,936	—
Repurchase of treasury stock	(22,404)	—	—	—	—	(22,404)
Proceeds from stock associated with certain employee benefit plans	3,514	—	—	—	—	3,514
Cash dividends/distributions paid	(7,091)	(141,000)	(4,875)	—	145,875	(7,091)

Net cash (used in) provided by financing activities	(134,392)	210,701	23,562	(3,063)	148,744	245,552

Increase (decrease) in cash	3,559	53,468	(6,657)	1,444	—	51,814
Cash at beginning of year	63,218	—	13,017	519	—	76,754

Cash at end of year	$66,777	$53,468	$6,360	$1,963	$—	$128,568

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

NOTE J— QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Quarterly results of operations are (in thousands, except for per share amounts):

	Fiscal 2001

	Three Months Ended

	September 30	June 30	March 31	December 31

Revenues	$1,540,034	$1,120,981	$906,836	$887,663
Gross profit	288,028	219,159	179,000	170,223
Income before cumulative effect of change in accounting principle	86,764	68,803	51,581	47,725
Net income	86,764	68,803	51,581	49,861
Basic earnings per common share before cumulative effect of change in accounting principle	1.13	0.91	0.68	0.64
Diluted earnings per common share before cumulative effect of change in accounting principle	1.11	0.89	0.67	0.63

	Fiscal 2000

	Three Months Ended

	September 30	June 30	March 31	December 31

Revenues	$1,086,675	$959,216	$798,864	$808,940
Gross profit	195,843	172,502	143,792	150,927
Net income	61,686	48,067	39,434	42,532
Basic earnings per common share	0.82	0.64	0.53	0.56
Diluted earnings per common share	0.81	0.64	0.52	0.56

NOTE K— TRANSACTIONS WITH RELATED PARTIES

      One of the Company’s directors beneficially owns EVP Capital, L.P., (“EVP”), which was a general partner of Encore Venture Partners II (Texas), L.P. (“Encore”), a Company affiliate which, together with other Company affiliates, invested in technology start-up and emerging growth companies. During the term of EVP’s interest in Encore, such director advised and assisted the Company in its homebuilder acquisitions. In connection with the termination of the Company’s investment program through Encore, the existing agreement with EVP was terminated, along with EVP’s interests in Encore. Since such termination, through advisory arrangements with the Company, such director has continued to monitor Encore and affiliate investments and to advise and assist the Company in its homebuilder acquisitions, and the Company has paid fees to EVP. Under these advisory arrangements, such director has also been active in the process of integrating acquired homebuilding operations. For the years ended September 30, 2000 and 2001, the Company paid EVP approximately $677,000 and $1,724,000, respectively, excluding reimbursement of expenses, under the foregoing agreements and arrangements. For the first three quarters of fiscal 2002, the Company has agreed to pay EVP at a quarterly rate of $500,000, in addition to the reimbursement of expenses, in connection with such director’s continued advice and assistance.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is set forth under the caption “Additional Information About D.R. Horton—Directors and Executive Officers” and the caption “Additional Information About D.R. Horton—Section 16(a) Beneficial Ownership Reporting Compliance” of the registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

      The information required by this item is set forth under the caption “Additional Information About D.R. Horton—Executive Compensation” through “Additional Information About D.R. Horton—Compensation Committee Interlocks and Insider Participation” of the registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is set forth under the caption “Additional Information About D.R. Horton—D.R. Horton’s Principal Stockholders” of the registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is set forth under the caption “Additional Information About D.R. Horton—Transactions with Management” of the registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

1. Financial Statements:

See Item 8 above.

2. Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are not required under the related instructions or are not applicable, and therefore have been omitted.

3. Exhibits:

Exhibit
Number		Exhibit

2.1		Agreement and Plan of Merger, dated as of December 18, 1997, by and between the Registrant and Continental Homes Holding Corp. The Registrant agrees to furnish supplementally a copy of omitted schedules to the Commission upon request (1)
2.2		Agreement and Plan of Merger, dated as of October 22, 2001, as amended on November 8, 2001, by and between the Registrant and Schuler Homes, Inc. The Registrant agrees to furnish supplementally a copy of omitted schedules to the Commission upon request (2)
3.1		Amended and Restated Certificate of Incorporation, as amended (3)
3.2		Amended and Restated Bylaws (4)
4.1		See Exhibits 3.1 and 3.2
4.2		Indenture, dated as of June 9, 1997, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (5)
4.3		First Supplemental Indenture, dated as of June 9, 1997, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (6)
4.4		Second Supplemental Indenture, dated as of September 30, 1997, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (7)
4.5		Third Supplemental Indenture, dated as of April 17, 1998, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (8)
4.6		Fourth Supplemental Indenture, dated as of April 20, 1998, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (9)
4.7		Fifth Supplemental Indenture, dated as of August 31, 1998, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (10)
4.8		Sixth Supplemental Indenture, dated as of February 4, 1999, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (11)
4.9		Seventh Supplemental Indenture, dated as of August 31, 1999, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (12)
4.1	0	Eighth Supplemental Indenture, dated as of March 21, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (13)
4.1	1	Ninth Supplemental Indenture, dated as of March 31, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (14)
4.1	2	Tenth Supplemental Indenture, dated as of June 5, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (15)

Exhibit
Number		Exhibit

4.1	3	Eleventh Supplemental Indenture, dated as of May 11, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (16)
4.1	4	Twelfth Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (17)
4.1	5	Thirteenth Supplemental Indenture, dated as of August 15, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (18)
4.1	6	Indenture, dated as of September 11, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (19)
4.1	7	First Supplemental Indenture, dated as of September 11, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (20)
4.1	8	Second Supplemental Indenture, dated as of March 12, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (21)
4.1	9	Third Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (22)
4.2	0	Indenture, dated as of April 15, 1996, between Continental and First Union National Bank, as Trustee (23)
4.2	1	First Supplemental Indenture, dated as of April 20, 1998, among the Registrant, the guarantors named therein and First Union National Bank, as Trustee (24)
4.2	2	Second Supplemental Indenture, dated as of August 31, 1998, among the Registrant, the guarantors named therein and First Union National Bank, as Trustee (25)
4.2	3	Third Supplemental Indenture, dated as of August 31, 1999, among the Registrant, the guarantors named therein and First Union National Bank, as Trustee (26)
4.2	4	Fourth Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the guarantors named therein and First Union National Bank, as Trustee (27)
10.1		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and schedules of substantially identical documents (28)
10.2		D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated (29)(30)
10.2	a	Amendment No. 1 to 1991 Stock Incentive Plan, as amended and restated (30)(31)
10.3		Form of Non-Qualified Stock Option Agreement (Term Vesting)(30)(32)
10.4		Form of Non-Qualified Stock Option Agreement (Performance Vesting)(30) (33)
10.5		Form of Incentive Stock Option Agreement (Term Vesting)(30)(33)
10.6		Form of Incentive Stock Option Agreement (Performance Vesting)(30)(33)
10.7		Form of Restricted Stock Agreement (Term Vesting)(30)(33)
10.8		Form of Restricted Stock Agreement (Performance Vesting)(30)(33)
10.9		Form of Stock Appreciation Right Agreement (Term Vesting)(30)(33)
10.1	0	Form of Stock Appreciation Right Agreement (Performance Vesting)(30)(33)
10.1	1	Form of Stock Appreciation Right Notification (Tandem)(30)(33)
10.1	2	Form of Performance Share Notification (30)(33)
10.1	3	Form of Performance Unit Notification (30)(33)
10.1	4	D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 1 (30)(34)
10.1	5	D.R. Horton, Inc. Supplemental Executive Retirement Trust No. 1 (30)(34)
10.1	6	D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 2 (30)(34)

Exhibit
Number		Exhibit

10.1	7	Continental Homes Holding Corp. 1988 Stock Incentive Plan (as amended and restated June 20, 1997)(30)(35)
10.1	8	Restated Continental Homes Holding Corp. 1986 Stock Incentive Plan, and the First Amendment thereto dated June 17, 1987(30)(36)
10.1	9	Form of Stock Option Agreement pursuant to Continental’s 1986 and 1988 Stock Incentive Plans (30)(37)
10.2	0	The D.R. Horton, Inc. 2000 Incentive Bonus Plan (30)(38)
10.2	1	First Amendment to Non-Qualified Stock Option Agreements, dated as of March 15, 2000, between the Registrant and Richard Beckwitt (30)(39)
10.2	2	Letter Agreement concerning partial bonus under Incentive Bonus Plan, dated March 15, 2000, between the Registrant and Richard Beckwitt (30)(40)
10.2	3	Limited Partnership Agreement of Encore Venture Partners II (Texas), L.P., dated as of March 21, 2000, among GP-Encore, Inc. (formerly, Encore I, Inc.), Encore II, Inc., EVP Capital, L.P. (formerly, Encore Capital (Texas), L.P.) and Richard Beckwitt (30)(41)
10.2	4	Agreement for Termination of, and Withdrawal from, Partnership, dated as of June 30, 2001, among Encore Venture Partners II (Texas), L.P., EVP Capital, L.P., Encore Management, LLC, Richard Beckwitt, GP-Encore, Inc. and Encore II, Inc. (30)(42)
10.2	5	Summary of Advisory Arrangement for Richard Beckwitt (30)(42)
10.2	6	Amended and Restated Master Loan and Inter-Creditor Agreement dated as of July 1, 1999, among D.R. Horton, Inc., as Borrower; NationsBank, N.A., Fleet National Bank, Bank United, Comerica Bank, Credit Lyonnais New York Branch, Société Générale, Southwest Agency, The First National Bank of Chicago, PNC Bank, National Association, Amsouth Bank, Bank One, Arizona, NA, First American Bank Texas, SSB, Harris Trust and Savings Bank, Sanwa Bank California, Norwest Bank Arizona, National Association, Wachovia Mortgage Company and Summit Bank, as Banks; and NationsBank, N.A., as Administrative Agent (43)
10.2	7	Credit Agreement dated as of August 13, 1999, among CH Mortgage Company I, Ltd., as Borrower; U.S. Bank National Association, Residential Funding Corporation, Hibernia Bank, First Union National Bank, and National City Bank of Kentucky, as Lenders and U.S. Bank National Association, as Agent (44)
21.1		Subsidiaries of D.R. Horton, Inc. (42)
23.1		Consent of Ernst & Young LLP, Fort Worth, Texas (42)

(1)	Incorporated by reference from Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-44279), filed with the Commission on January 15, 1998.

(2)	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated October 22, 2001, filed with the Commission on October 24, 2001; and Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated November 8, 2001, filed with the Commission on November 8, 2001.

(3)	Incorporated by reference from Exhibit 4.2 to the Registrant’s registration statement (No. 333-76175) on Form S-3, filed with the Commission on April 13, 1999.

(4)	Incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the Commission on February 16, 1999.

(5)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Registration Statement on Form S-3 (No. 333-27521), filed with the Commission on May 21, 1997.

(6)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Form 8-K/ A dated June 6, 1997, filed with the Commission on June 9, 1997.

(7)	Incorporated by reference from Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 8, 1997.

(8)	Incorporated by reference from Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with Commission on May 14, 1998.

(9)	Incorporated by reference from Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with Commission on May 14, 1998.

(10)	Incorporated by reference from Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998, filed with the Commission on December 10, 1998.

(11)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 2, 1999, filed with the Commission on February 2, 1999.

(12)	Incorporated by reference from Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the Commission on December 10, 1999.

(13)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2000.

(14)	Incorporated by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Commission on May 12, 2000.

(15)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 6, 2000.

(16)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 14, 2001.

(17)	Incorporated by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2001.

(18)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 14, 2001.

(19)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 11, 2000.

(20)	Incorporated by reference from Exhibit 4.1(b) to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 11, 2000.

(21)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 8, 2001.

(22)	Incorporated by reference from Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.

(23)	Incorporated by reference from Exhibit 4.1 to Continental’s Annual Report on Form 10-K for the year ended May 31, 1996, filed with the Commission on August 23, 1996. The Commission file number for Continental is 1-10700.

(24)	Incorporated by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with Commission on May 14, 1998.

(25)	Incorporated by reference from Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998, filed with Commission on December 10, 1998.

(26)	Incorporated by reference from Exhibit 4.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with Commission on December 10, 1999.

(27)	Incorporated by reference from Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.

(28)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission on November 22, 1995 (file number 1-14122); Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 6, 1998; and Exhibit 10.4 to the Registrant’s Quarterly

Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(29)	Incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(30)	Management contract or compensatory plan arrangement.

(31)	Incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 15, 2001.

(32)	Incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 3-81856), filed with the Commission on July 22, 1994.

(33)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed with the Commission on March 29, 1993.

(34)	Incorporated by reference from the Registrant’s Transitional Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the Commission on December 28, 1993 (file number 1-14122).

(35)	Incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 6, 1998.

(36)	Incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 6, 1998.

(37)	Incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 6, 1998.

(38)	Incorporated by reference from Exhibit A to the Registrant’s Proxy Statement, filed with the Commission on December 10, 1999.

(39)	Incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the commission on May 12, 2000.

(40)	Incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Commission on May 12, 2000.

(41)	Incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Commission on May 12, 2000.

(42)	Filed herewith.

(43)	Incorporated by reference from Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the Commission on December 10, 1999.

(44)	Incorporated by reference from Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the Commission on December 10, 1999.

      (b) The following reports were filed on Form 8-K by the Registrant during the quarter ended September 30, 2001:

      On August 14, 2001, the Company filed a Current Report on Form 8-K (Items 5 and 7), which filed an underwriting agreement, a supplemental indenture and a statement of computation of ratio of earnings to fixed changes, all relating to the offering and issuance of $200 million principal amount of the Registrant’s 7.875% Senior Notes due 2011.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2001	D.R. HORTON, INC. By /s/ DONALD R. HORTON Donald R. Horton, Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD R. HORTON Donald R. Horton	Chairman of the Board (Principal Executive Officer)	November 20, 2001

/s/ BRADLEY S. ANDERSON Bradley S. Anderson	Director	November 20, 2001

/s/ RICHARD BECKWITT Richard Beckwitt	Director	November 20, 2001

/s/ SAMUEL R. FULLER Samuel R. Fuller	Executive Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	November 20, 2001

/s/ RICHARD I. GALLAND Richard I. Galland	Director	November 20, 2001

/s/ RICHARD L. HORTON Richard L. Horton	Director	November 20, 2001

/s/ TERRILL J. HORTON Terrill J. Horton	Director	November 20, 2001

/s/ FRANCINE I. NEFF Francine I. Neff	Director	November 20, 2001

/s/ SCOTT J. STONE Scott J. Stone	Vice President, Director	November 20, 2001

/s/ DONALD J. TOMNITZ Donald J. Tomnitz	Vice Chairman, Chief Executive Officer, President, and Director	November 20, 2001

CORPORATE INFORMATION

      D.R. Horton, Inc., one of the largest homebuilders in the United States, builds high quality single-family homes designed principally for the entry-level and move-up markets. Founded in 1978, the Company operates in 20 states and 38 markets, with a geographic presence in the Midwest, Mid-Atlantic, Southeast, Southwest, and Western regions of the United States. The Company builds and sells homes under the trade names D.R. Horton, Arappco, Cambridge, Continental, Dietz Crane, Dobson, Emerald Builders, Mareli, Milburn, Regency, SGS Communities, Torrey and Trimark.

      Horton has established a unique marketing niche, offering a broader selection of homes that typically have more amenities and greater design flexibility than homes offered by volume builders, at prices that are generally more affordable than those charged by local custom builders. Horton homes range in size from 1,000 to 5,000 square feet and are priced from $80,000 to $900,000. For the year ended September 30, 2001, the Company closed 21,371 homes with an average sales price of approximately $200,700.

THE BOARD OF DIRECTORS

Donald R. Horton

Chairman

Bradley S. Anderson

Senior Vice President of
CB Richard Ellis, Inc.(1)(2)

Richard Beckwitt

Principal of Encore Venture
Partners II (Texas), L.P.

Richard I. Galland

Former Chief Executive Officer and
Chairman of Fina, Inc.(1)(2)

Richard L. Horton

Former Vice President— Dallas/ Fort Worth
East Division

Terrill J. Horton

Former Vice President— Dallas/ Fort Worth
North Division

Francine I. Neff

Former Treasurer of the United States(1)(2)

Scott J. Stone

President— Atlanta Division

Donald J. Tomnitz

Vice Chairman, President and Chief
Executive Officer

Samuel R. Fuller

Executive Vice President, Treasurer and Chief
Financial Officer
Transfer Agent and Registrar

American Stock Transfer & Trust Co.

New York, NY
(800) 937-5449

Investor Relations

Stacey Dwyer

D.R. Horton, Inc.
1901 Ascension Blvd., Suite 100
Arlington, Texas 76006
(817) 856-8200

Annual Meeting

(To be announced)

January or February 2002

At the Corporate Offices of

D.R. Horton, Inc.
1901 Ascension Blvd., Suite 100
Arlington, Texas 76006

Public Debt Ratings

Senior:

BB — Standard & Poors Corporation
Ba1 — Moody’s Investors Service

Senior Subordinated:

B+ — Standard & Poors Corporation
Ba2 — Moody’s Investors Service

(1)	Audit Committee Member
(2)	Compensation Committee Member

EXHIBIT INDEX

Exhibit
Number		Exhibit

10.2	4	Agreement for Termination of, and Withdrawal from, Partnership, dated as of June 30, 2001, among Encore Venture Partners II (Texas), L.P., EVP Capital, L.P., Encore Management, LLC, Richard Beckwitt, GP-Encore, Inc. and Encore II, Inc.
10.2	5	Summary of Advisory Arrangement for Richard Beckwitt
21.1		Subsidiaries of D.R. Horton, Inc.
23.1		Consent of Ernst & Young LLP, Fort Worth, Texas