Form 10-Q
period 2001-12-31
HORTON D R INC /DE/
filed 2002-02-14
CIK 882184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
  x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934
For the Quarterly Period Ended    December  31, 2001
                               -------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934
For the Transition Period From                     To
                               -------------------    -------------------

Commission file number   1-14122
                       -----------



                                D.R. Horton, Inc.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                 75-2386963
----------------------------------     --------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)


 1901 Ascension Blvd., Suite 100, Arlington, Texas          76006
-----------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)


                                 (817) 856-8200
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



-----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                   -----    -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common stock, $.01 par value -- 77,183,551 shares as of February 13 , 2002
                                  ------------

                         This Report contains 25 pages.

                                      INDEX

                                D.R. HORTON, INC.



PART I.    FINANCIAL INFORMATION.                                                        Page
-------    ----------------------                                                        ----


ITEM 1.    Financial Statements.

           Consolidated Balance Sheets-- December 31, 2001 and September 30, 2001.          3

           Consolidated Statements of Income-- Three Months Ended December 31,
             2001 and 2000.                                                                 4

           Consolidated Statement of Stockholders' Equity-- Three Months Ended
             December 31, 2001.                                                             5

           Consolidated Statement of Cash Flows-- Three Months Ended December 31,
             2001 and 2000.                                                                 6

           Notes to Consolidated Financial Statements.                                   7-16

ITEM 2.    Management's Discussion and Analysis of Results of Operations and
             Financial Condition.                                                       17-22

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.                     23


PART II.   OTHER INFORMATION.
--------   -----------------

ITEM 6.    Exhibits and Reports on Form 8-K                                                24


SIGNATURES.                                                                                25
----------

ITEM 1.  FINANCIAL STATEMENTS

                       D.R. HORTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,   September 30,
                                                                            2001           2001
                                                                       -------------  ---------------
                                                                               (In thousands)
                                                                         (Unaudited)
                                ASSETS
Homebuilding:
Cash .................................................................   $   22,076      $  232,305
Inventories:
  Finished homes and construction in progress ........................    1,488,924       1,424,101
  Residential lots - developed and under development .................    1,488,336       1,377,452
  Land held for development ..........................................        2,824           2,824
                                                                         ----------      ----------
                                                                          2,980,084       2,804,377
Property and equipment (net) .........................................       55,093          53,096
Earnest money deposits and other assets ..............................      207,926         181,659
Excess of cost over net assets acquired (net) ........................      136,765         136,223
                                                                         ----------      ----------
                                                                          3,401,944       3,407,660
                                                                         ----------      ----------
Financial Services:
Cash .................................................................        9,904           6,975
Mortgage loans held for sale .........................................      233,858         222,818
Other assets .........................................................       15,100          14,737
                                                                         ----------      ----------
                                                                            258,862         244,530
                                                                         ----------      ----------
                                                                         $3,660,806      $3,652,190
                                                                         ==========      ==========

                             LIABILITIES
Homebuilding:
Accounts payable and other liabilities ...............................   $  465,617      $  498,576
Notes payable ........................................................    1,699,899       1,701,689
                                                                         ----------      ----------
                                                                          2,165,516       2,200,265
                                                                         ----------      ----------

Financial Services:
Accounts payable and other liabilities ...............................        7,849          10,173
Notes payable to financial institutions ..............................      154,786         182,641
                                                                         ----------      ----------
                                                                            162,635         192,814
                                                                         ----------      ----------
                                                                          2,328,151       2,393,079
                                                                         ----------      ----------
Minority interests ...................................................        9,319           8,864
                                                                         ----------      ----------

                        STOCKHOLDER'S EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized,
  no shares issued ...................................................         --              --
Common stock, $.01 par value, 200,000,000 shares authorized,
  77,092,912 shares at December 31, 2001 and 76,901,511 shares at
  September 30, 2001, issued and outstanding .........................          771             769
Additional capital ...................................................      708,346         704,842
Retained earnings ....................................................      614,219         544,636
                                                                         ----------      ----------
                                                                          1,323,336       1,250,247
                                                                         ----------      ----------
                                                                         $3,660,806      $3,652,190
                                                                         ==========      ==========


          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                            Three Months
                                                                                          Ended December 31,
                                                                               -------------------------------------
                                                                                      2001                2000
                                                                               -----------------    ----------------
                                                                               (In thousands, except per share data)
                                                                                            (Unaudited)
Homebuilding:
Revenues
  Home sales ...................................................................   $  1,125,738     $    856,077
  Land/lot sales ...............................................................          9,230           17,477
                                                                                   ------------     ------------
                                                                                      1,134,968          873,554
                                                                                   ------------     ------------
Cost of sales
  Home sales ...................................................................        898,898          689,899
  Land/lot sales ...............................................................          7,907           13,432
                                                                                   ------------     ------------
                                                                                        906,805          703,331
                                                                                   ------------     ------------
Gross profit
  Home sales ...................................................................        226,840          166,178
  Land/lot sales ...............................................................          1,323            4,045
                                                                                   ------------     ------------
                                                                                        228,163          170,223

Selling, general and administrative expense ....................................        118,417           91,898
Interest expense ...............................................................          1,196            2,906
Other expense ..................................................................          2,572            3,314
                                                                                   ------------     ------------
                                                                                        105,978           72,105
                                                                                   ------------     ------------
Financial Services:
Revenues .......................................................................         24,922           14,109
Selling, general and administrative expense ....................................         15,123           10,137
Interest expense ...............................................................          1,336            1,132
Other (income) .................................................................         (3,044)          (1,416)
                                                                                   ------------     ------------
                                                                                         11,507            4,256
                                                                                   ------------     ------------
  INCOME BEFORE INCOME TAXES ...................................................        117,485           76,361
Provision for income taxes .....................................................         44,057           28,636
                                                                                   ------------     ------------
Income before cumulative effect of change in accounting principle ..............         73,428           47,725
Cumulative effect of change in accounting principle, net of income
  taxes of $1,282 ..............................................................           --              2,136
                                                                                   ------------     ------------
  NET INCOME ...................................................................   $     73,428     $     49,861
                                                                                   ============     ============

Basic earnings per common share:
  Income before cumulative effect of change in accounting principle ............   $       0.95     $       0.64
  Cumulative effect of change in accounting principle, net of income taxes .....           --               0.03
                                                                                   ------------     ------------
  Net income ...................................................................   $       0.95     $       0.67
                                                                                   ============     ============

Diluted earnings per common share:
  Income before cumulative effect of change in accounting principle ............   $       0.94     $       0.63
  Cumulative effect of change in accounting principle, net of income taxes .....           --               0.03
                                                                                   ------------     ------------
  Net income ...................................................................   $       0.94     $       0.66
                                                                                   ============     ============

Cash dividends per share .......................................................   $       0.05     $       0.04
                                                                                   ============     ============




          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                              Total
                                                        Common    Additional    Retained   Stockholders'
                                                        Stock      Capital      Earnings      Equity
                                                     ----------   ----------   ----------   ----------
                                                       (In thousands, except common stock share data)
                                                                         (Unaudited)

Balances at September 30, 2001 ...................   $      769   $  704,842   $  544,636   $1,250,247

Net income .......................................         --           --         73,428       73,428
Issuances under D.R. Horton, Inc. employee
  benefit plans (740 shares) .....................         --             17         --             17
Exercise of stock options (190,661 shares) .......            2        3,487         --          3,489
Cash dividends paid ..............................         --           --         (3,845)      (3,845)
                                                     ----------   ----------   ----------   ----------

Balances at December 31, 2001 ....................   $      771   $  708,346   $  614,219   $1,323,336
                                                     ==========   ==========   ==========   ==========




































          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    Three Months
                                                                                 Ended December 31,
                                                                              ------------------------
                                                                                  2001         2000
                                                                              -----------  -----------
                                                                                   (In thousands)
                                                                                    (Unaudited)
OPERATING ACTIVITIES
  Net income ..............................................................   $   73,428   $   49,861
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization ...........................................        5,317        5,992
  Amortization of debt premiums and fees ..................................        2,272          598
  Changes in operating assets and liabilities:
    Increase in inventories ...............................................     (171,947)    (154,791)
    Increase in earnest money deposits and other assets ...................       (7,331)      (6,283)
    (Increase) decrease in mortgage loans held for sale ...................      (11,040)      23,322
    Decrease in accounts payable and other liabilities ....................      (56,462)      (1,028)
                                                                              ----------   ----------

NET CASH USED IN OPERATING ACTIVITIES .....................................     (165,763)     (82,329)
                                                                              ----------   ----------

INVESTING ACTIVITIES
  Net purchases of property and equipment .................................       (7,036)      (3,179)
  Distributions from (investments in) venture capital entities ............          500       (2,022)
  Cash paid for acquisitions ..............................................         --         (1,364)
                                                                              ----------   ----------

NET CASH USED IN INVESTING ACTIVITIES .....................................       (6,536)      (6,565)
                                                                              ----------   ----------

FINANCING ACTIVITIES
  Proceeds from notes payable .............................................      450,000      200,000
  Repayment of notes payable ..............................................     (484,662)    (105,251)
  Proceeds from issuance of common stock associated with certain
    employee benefit plans ................................................           17           66
  Proceeds from exercise of stock options .................................        3,489        3,384
  Payment of cash dividends ...............................................       (3,845)      (2,702)
                                                                              ----------   ----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES .......................      (35,001)      95,497
                                                                              ----------   ----------

(DECREASE) INCREASE IN CASH ...............................................     (207,300)       6,603
  Cash at beginning of period .............................................      239,280       72,525
                                                                              ----------   ----------
  Cash at end of period ...................................................   $   31,980   $   79,128
                                                                              ==========   ==========











          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                December 31, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and its subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

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


NOTE B - CHANGES IN ACCOUNTING PRINCIPLES

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998, and was later amended by SFAS 137 and 138, which were issued in June 1999 and June 2000, respectively. Pursuant to the implementation requirements of SFAS No. 133, the Company adopted it on October 1, 2000, the first day of the Company's fiscal year ending September 30, 2001. The Company's interest rate swaps, the terms of which are more fully described in Item 3, were not designated as hedges under the provisions of SFAS No. 133. The Statement requires such swaps to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statements of income. Accordingly, the Company recorded a cumulative effect of a change in accounting principle amounting to $2.1 million, net of income taxes of $1.3 million, as an adjustment to net income in the three months ended December 31, 2000. The fair value of the Company's interest rate swaps at December 31, 2001 and September 30, 2001 is recorded in homebuilding other assets, and the changes in their fair value during the three months ended December 31, 2001 and 2000 are recorded in homebuilding other income.

SFAS No. 133 was also implemented on October 1, 2000 for the hedging activities of the Company's financial services segment. The effects of doing so were not significant.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under Statement No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company has early-adopted the new rules on accounting for goodwill and other intangible assets beginning October 1, 2001. During the year, the Company will perform the required tests for impairment of goodwill. The Company does not believe that such tests will have a significant, adverse effect on its results of operations or financial position. The following summarizes the pro forma impact of the non-amortization approach for the three months ended December 31, 2000 as if these Statements had been adopted on October 1, 2000 (in thousands, except for per share amounts):

                                                            Three Months Ended
                                                             December 31, 2000
                                                             -----------------
Net income, as previously reported .........................     $   49,861
Amortization of goodwill, net of income taxes of $764 ......          1,273
                                                                 ----------
Net income, as adjusted ....................................     $   51,134
                                                                 ==========
Net income per share, as adjusted:
  Basic ....................................................     $     0.68
                                                                 ==========
  Diluted ..................................................     $     0.67
                                                                 ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                December 31, 2001


NOTE C - SEGMENT INFORMATION

The Company's financial reporting segments consist of homebuilding and financial services. The Company's homebuilding operations comprise the most substantial part of its business, with 98% of consolidated revenues for the three months ended December 31, 2001 and 2000. The homebuilding segment generates the majority of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.


NOTE D - EARNINGS PER SHARE

Basic earnings per share for the three months ended December 31, 2001 and 2000 is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding.

The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings per share (in thousands):

                                                                                     Three Months Ended
                                                                                        December 31,
                                                                                  -----------------------
                                                                                     2001         2000
                                                                                  ----------   ----------
Denominator for basic earnings per share--weighted average shares .............       76,961       74,966
Employee stock options ........................................................        1,376        1,149
                                                                                  ----------   ----------
Denominator for diluted earnings per share--adjusted weighted average shares ..       78,337       76,115
                                                                                  ==========   ==========

Options to purchase 1,251,000 additional shares of common stock at various prices were outstanding during the three months ended December 31, 2000, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive. All options outstanding during the three months ended December 31, 2001 were dilutive and are included in the computation of diluted earnings per share.

In February, 2001, the Company's Board of Directors declared an 11% stock dividend, payable on March 23, 2001 to stockholders of record on March 9, 2001. The average share amounts presented above for the three months ended December 31, 2000 have been restated to reflect the effects of the 11% stock dividend.

On February 5, 2002, each of the Company's 381,113 zero coupon convertible senior notes outstanding first became eligible for conversion into 17.4927 shares of the Company's common stock. These convertible senior notes are convertible on any date as of which the average closing price of the Company's common stock for the twenty preceding trading days exceeds the specified threshold of 110% of the accreted value of each note, divided by the conversion rate. If the twenty-day average closing price of the Company's common stock had exceeded the specified threshold on December 31, 2001, diluted earnings per share for the three months then ended would have been $0.88.

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                December 31, 2001


NOTE E - DEBT

The Company's homebuilding notes payable consist of the following (in thousands):


                                                              December 31, September 30,
                                                                  2001         2001
                                                              -----------   ----------
                                                              (Unaudited)
Unsecured:
  Revolving credit facility due 2002 .......................   $     --     $     --
  8 3/8% Senior notes due 2004, net ........................      149,042      148,943
  10 1/2% Senior notes due 2005, net .......................      199,468      199,439
  10% Senior notes due 2006, net ...........................      147,651      147,600
  8% Senior notes due 2009, net ............................      383,301      383,257
  9 3/4% Senior subordinated notes due 2010, net ...........      148,935      148,917
  9 3/8% Senior subordinated notes due 2011, net ...........      199,693      199,688
  7 7/8% Senior notes due 2011, net ........................      198,348      198,319
  Zero coupon convertible senior notes due 2021, net .......      204,163      202,509
Other secured ..............................................       69,298       73,017
                                                               ----------   ----------
                                                               $1,699,899   $1,701,689
                                                               ==========   ==========

On January 31, 2002, the Company refinanced its existing unsecured revolving credit facility with a new, replacement facility. The new facility will total $795 million after the merger with Schuler Homes, Inc. is closed in February, 2002, and includes $125 million which may be used for letters of credit. The new facility matures in January, 2006, and is guaranteed by substantially all of the Company's subsidiaries other than its financial services subsidiaries.


NOTE F - INTEREST

The  Company   capitalizes   interest  during   development  and   construction.
Capitalized interest is charged to cost of sales as the related inventory is delivered to the home buyer. Homebuilding interest costs are (in thousands):



                                                                  Three Months Ended
                                                                      December 31,
                                                               ------------------------
                                                                   2001         2000
                                                               -----------  -----------

Capitalized interest, beginning of period ..................   $   96,910   $   66,092
Interest incurred - homebuilding ...........................       36,712       29,543
Interest expensed:
  Directly - homebuilding ..................................       (1,196)      (2,906)
  Amortized to cost of sales ...............................      (22,300)     (18,172)
                                                               ----------   ----------
Capitalized interest, end of period ........................   $  110,126   $   74,557
                                                               ==========   ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                December 31, 2001


NOTE G - ACQUISITIONS

On October 22, 2001, the Company entered into a definitive agreement under which Schuler Homes, Inc. would merge into D.R. Horton, Inc. through a cash and stock transaction that is currently valued at approximately $1.5 billion, including the assumption of debt. The transaction is conditioned upon obtaining the approvals of both the D.R. Horton stockholders and Schuler Homes stockholders, including separate class votes by the Class A and Class B common stockholders of Schuler Homes, as well as other customary closing conditions. Meetings of the stockholders of Schuler Homes and D.R. Horton will be held on February 21, 2002, to vote on the merger. Under the terms of the merger agreement, each Schuler Homes stockholder will have the right to elect to receive a combination of cash and stock, or all cash or all stock. However, elections to receive either all cash or all stock will be subject to proration in order to limit the total amount of cash consideration to be paid by the Company in the merger to an aggregate of $4.09 multiplied by the total Schuler Homes shares outstanding other than any dissenting shares. The complete Agreement and Plan of Merger was filed as an exhibit to the Joint Proxy Statement/Prospectus of D.R. Horton, Inc. and Schuler Homes, Inc., which is included in the D.R. Horton, Inc. Registration Statement, Amendment No. 3 to Form S-4, filed with the SEC on January 16, 2002.

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                December 31, 2001

NOTE H - SUMMARIZED FINANCIAL INFORMATION

The 7 7/8%,  8%, 8 3/8%,  10% and 10 1/2%  Senior  Notes,  the 9 3/8% and 9 3/4%
Senior Subordinated Notes, and the Zero Coupon Convertible Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's direct and indirect subsidiaries (Guarantor Subsidiaries), other than financial services subsidiaries and certain other inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned. In lieu of providing separate financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

                           Consolidating Balance Sheet
                                December 31, 2001
                                                                                 Non-Guarantor
                                                                                  Subsidiaries
                                                                             ---------------------
                                                     D.R.       Guarantor      Financial             Intercompany
                                                 Horton, Inc.  Subsidiaries    Services    Other     Eliminations    Total
                                                ------------- -------------- ------------ -------- --------------- ---------
                                                                                (In thousands)
ASSETS
Homebuilding:
  Cash and cash equivalents ....................  $     --    $     20,518   $     --    $  1,558  $        --    $   22,076
  Advances to/investments in subsidiaries ......   2,503,648       175,684         --        --       (2,679,332)       --
  Inventories ..................................     613,555     2,340,125         --      26,726           (322)  2,980,084
  Property and equipment (net) .................       9,255        40,930         --       4,908           --        55,093
  Earnest money deposits and other assets ......      63,994       143,727         --       5,436         (5,231)    207,926
  Excess of cost over net assets acquired (net).        --         136,765         --        --             --       136,765
                                                 -----------  ------------   ----------  --------  -------------  ----------
                                                   3,190,452     2,857,749         --      38,628     (2,684,885)  3,401,944
                                                 -----------  ------------   ----------  --------  -------------  ----------
Financial services:
  Cash and cash equivalents ....................        --            --          9,904      --             --         9,904
  Mortgage loans held for sale .................        --            --        233,858      --             --       233,858
  Other assets .................................        --            --         15,100      --             --        15,100
                                                 -----------  ------------   ----------  --------  -------------  ----------
                                                        --            --        258,862      --             --       258,862
                                                 -----------  ------------   ----------  --------  -------------  ----------
  Total Assets ................................. $ 3,190,452  $  2,857,749   $  258,862  $ 38,628  $  (2,684,885) $3,660,806
                                                 ===========  ============   ==========  ========  =============  ==========

LIABILITIES & EQUITY
Homebuilding:
  Accounts payable and other liabilities ....... $   202,963  $    260,411   $     --    $  2,278  $         (35) $  465,617
  Advances from parent/subsidiaries ............        --       1,878,508         --      37,581     (1,916,089)       --
  Notes payable ................................   1,664,153        35,746         --       5,196         (5,196)  1,699,899
                                                 -----------  ------------   ----------  --------  -------------  ----------
                                                   1,867,116     2,174,665         --      45,055     (1,921,320)  2,165,516
                                                 -----------  ------------   ----------  --------  -------------  ----------
Financial services:
  Accounts payable and other liabilities .......        --            --          7,849      --             --         7,849
  Advances from parent/subsidiaries ............        --            --         43,519      --          (43,519)       --
  Notes payable ................................        --            --        154,786      --             --       154,786
                                                 -----------  ------------   ----------  --------  -------------  ----------
                                                        --            --        206,154      --          (43,519)    162,635
                                                 -----------  ------------   ----------  --------  -------------  ----------
  Total Liabilities ............................   1,867,116     2,174,665      206,154    45,055     (1,964,839)  2,328,151
                                                 -----------  ------------   ----------  --------  -------------  ----------

  Minority interests ...........................        --            --             19     9,300           --         9,319
                                                 -----------  ------------   ----------  --------  -------------  ----------


  Common stock .................................         771             1            6     6,155         (6,162)        771
  Additional capital ...........................     708,346        84,611        2,400    10,129        (97,140)    708,346
  Retained earnings ............................     614,219       598,472       50,283   (32,011)      (616,744)    614,219
                                                 -----------  ------------   ----------  --------  -------------  ----------
                                                   1,323,336       683,084       52,689   (15,727)      (720,046)  1,323,336
                                                 -----------  ------------   ----------  --------  -------------  ----------
  Total Liabilities & Equity ................... $ 3,190,452  $  2,857,749   $  258,862  $ 38,628  $  (2,684,885) $3,660,806
                                                 ===========  ============   ==========  ========  =============  ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                December 31, 2001


NOTE H - SUMMARIZED FINANCIAL INFORMATION - (Continued)


                           Consolidating Balance Sheet
                               September 30, 2001
                                                                                    Non-Guarantor
                                                                                     Subsidiaries
                                                                                 --------------------
                                                         D.R.       Guarantor     Financial             Intercompany
                                                     Horton, Inc.  Subsidiaries   Services    Other     Eliminations      Total
                                                     ------------ -------------- ---------- ---------  --------------- -----------
                                                                                    (In thousands)
ASSETS
Homebuilding:
  Cash and cash equivalents ........................ $       --    $   230,481  $     --   $    1,824  $        --     $   232,305
  Advances to/investments in subsidiaries ..........    2,493,783       74,241        --         --       (2,568,024)         --
  Inventories ......................................      564,593    2,212,933        --       27,230           (379)    2,804,377
  Property and equipment (net) .....................        8,114       39,823        --        5,159           --          53,096
  Earnest money deposits and other assets ..........       39,978      140,436        --       10,793         (9,548)      181,659
  Excess of cost over net assets acquired (net) ....         --        136,223        --         --             --         136,223
                                                     ------------ ------------ ----------- ----------  -------------  ------------
                                                        3,106,468    2,834,137        --       45,006     (2,577,951)    3,407,660
                                                     ------------ ------------ ----------- ----------  -------------  ------------

Financial services:
  Cash and cash equivalents ........................         --           --         6,975       --             --           6,975
  Mortgage loans held for sale .....................         --           --       222,818       --             --         222,818
  Other assets .....................................         --           --        14,737       --             --          14,737
                                                     ------------ ------------ ----------- ----------  -------------  ------------
                                                             --           --       244,530       --             --         244,530
                                                     ------------ ------------ ----------- ----------  -------------  ------------
  Total Assets ..................................... $  3,106,468 $  2,834,137 $   244,530 $   45,006  $  (2,577,951) $  3,652,190
                                                     ============ ============ =========== ==========  =============  ============

LIABILITIES & EQUITY
Homebuilding:
  Accounts payable and other liabilities ........... $    191,596 $    304,486 $      --   $    2,552  $         (58) $    498,576
  Advances from parent/subsidiaries ................         --      1,944,796        --       28,367     (1,973,163)         --
  Notes payable ....................................    1,664,625       37,064        --        9,489         (9,489)    1,701,689
                                                     ------------ ------------ ----------- ----------  -------------  ------------
                                                        1,856,221    2,286,346        --       40,408     (1,982,710)    2,200,265
                                                     ------------ ------------ ----------- ----------  -------------  ------------
Financial services:
  Accounts payable and other liabilities ...........         --           --        10,173       --             --          10,173
  Advances from parent/subsidiaries ................         --           --        13,748       --          (13,748)         --
  Notes payable ....................................         --           --       182,641       --             --         182,641
                                                     ------------ ------------ ----------- ----------  -------------  ------------
                                                             --           --       206,562       --          (13,748)      192,814
                                                     ------------ ------------ ----------- ----------  -------------  ------------
  Total Liabilities ................................    1,856,221    2,286,346     206,562     40,408     (1,996,458)    2,393,079
                                                     ------------ ------------ ----------- ----------  -------------  ------------

  Minority interests ...............................         --           --            10      8,854           --           8,864
                                                     ------------ ------------ ----------- ----------  -------------  ------------

  Common stock .....................................          769            1           6      6,155         (6,162)          769
  Additional capital ...............................      704,842       84,612       2,299     10,129        (97,040)      704,842
  Retained earnings ................................      544,636      463,178      35,653    (20,540)      (478,291)      544,636
                                                     ------------ ------------ ----------- ----------  -------------  ------------
                                                        1,250,247      547,791      37,958     (4,256)      (581,493)    1,250,247
                                                     ------------ ------------ ----------- ----------  -------------  ------------
  Total Liabilities & Equity ....................... $  3,106,468 $  2,834,137 $   244,530 $   45,006  $  (2,577,951) $  3,652,190
                                                     ============ ============ =========== ==========  =============  ============

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)



NOTE H - SUMMARIZED FINANCIAL INFORMATION - (Continued)

                        Consolidating Statement of Income
                      Three Months Ended December 31, 2001

                                                                                  Non-Guarantor
                                                                                  Subsidiaries
                                                                             ----------------------
                                                       D.R.      Guarantor    Financial              Intercompany
                                                   Horton, Inc. Subsidiaries  Services      Other    Eliminations      Total
                                                  ------------- ------------ ----------  ---------- --------------  -----------
                                                                                  (In thousands)
Homebuilding:
 Revenues:
  Home sales ....................................   $  179,037   $  938,245   $    --     $   8,456   $      --     $ 1,125,738
  Land/lot sales ................................          661        8,569        --          --            --           9,230
                                                    ----------   ----------   ---------   ---------   -----------   -----------
                                                       179,698      946,814        --         8,456          --       1,134,968
                                                    ----------   ----------   ---------   ---------   -----------   -----------
 Cost of sales:
  Home sales ....................................      144,418      748,191        --         6,465          (176)      898,898
  Land/lot sales ................................          759        7,148        --          --            --           7,907
                                                    ----------   ----------   ---------   ---------   -----------   -----------
                                                       145,177      755,339        --         6,465          (176)      906,805
                                                    ----------   ----------   ---------   ---------   -----------   -----------
 Gross profit:
  Home sales ....................................       34,619      190,054        --         1,991           176       226,840
  Land/lot sales ................................          (98)       1,421        --          --            --           1,323
                                                    ----------   ----------   ---------   ---------   -----------   -----------
                                                        34,521      191,475        --         1,991           176       228,163

 Selling, general and administrative expense ....       30,596       84,941        --         1,295         1,585       118,417
 Interest expense ...............................        1,038          157        --            11           (10)        1,196
 Other expense (income) .........................     (114,598)        (807)       --         4,791       113,186         2,572
                                                    ----------   ----------   ---------   ---------   -----------   -----------
                                                       117,485      107,184        --        (4,106)     (114,585)      105,978
                                                    ----------   ----------   ---------   ---------   -----------   -----------
Financial services:
 Revenues .......................................         --           --        24,922        --            --          24,922
 Selling, general and administrative expense ....         --           --        16,708        --          (1,585)       15,123
 Interest expense ...............................         --           --         1,336        --            --           1,336
 Other (income) .................................         --           --        (3,044)       --            --          (3,044)
                                                    ----------   ----------   ---------   ---------   -----------   -----------
                                                          --           --         9,922        --           1,585        11,507
                                                    ----------   ----------   ---------   ---------   -----------   -----------
 Income before income taxes .....................      117,485      107,184       9,922      (4,106)     (113,000)      117,485
 Provision for income taxes .....................       44,057       40,194       3,721      (1,540)      (42,375)       44,057
                                                    ----------   ----------   ---------   ---------   -----------   -----------
 Net income .....................................   $   73,428   $   66,990   $   6,201   $  (2,566)  $   (70,625)  $    73,428
                                                    ==========   ==========   =========   =========   ===========   ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)



NOTE H - SUMMARIZED FINANCIAL INFORMATION - (Continued)


                        Consolidating Statement of Income
                      Three Months Ended December 31, 2000

                                                                                  Non-Guarantor
                                                                                   Subsidiaries
                                                                                -------------------
                                                          D.R.      Guarantor   Financial           Intercompany
                                                      Horton, Inc. Subsidiaries Services    Other   Eliminations    Total
                                                     ------------- ------------ --------- --------- ------------ -----------
                                                                                  (In thousands)
Homebuilding:
 Revenues:
  Home sales .......................................   $  119,199  $  722,139  $    --    $  14,739  $     --    $   856,077
  Land/lot sales ...................................        6,238      11,239       --         --          --         17,477
                                                       ----------  ----------  ---------  ---------  ----------  -----------
                                                          125,437     733,378       --       14,739        --        873,554
 Cost of sales:
  Home sales .......................................       96,561     581,303       --       12,181        (146)     689,899
  Land/lot sales ...................................        4,788       8,644       --         --          --         13,432
                                                       ----------  ----------  ---------  ---------  ----------  -----------
                                                          101,349     589,947       --       12,181        (146)     703,331
 Gross profit:
  Home sales .......................................       22,638     140,836       --        2,558         146      166,178
  Land/lot sales ...................................        1,450       2,595       --         --          --          4,045
                                                       ----------  ----------  ---------  ---------  ----------  -----------
                                                           24,088     143,431       --        2,558         146      170,223

 Selling, general and administrative expense .......       20,216      69,422       --        2,260        --         91,898
 Interest expense ..................................        2,856          48       --          108        (106)       2,906
 Other expense (income) ............................      (75,345)       (799)      --        1,082      78,376        3,314
                                                       ----------  ----------  ---------  ---------  ----------  -----------
                                                           76,361      74,760       --         (892)    (78,124)      72,105
                                                       ----------  ----------  ---------  ---------  ----------  -----------

Financial services:
 Revenues ..........................................         --          --       14,109       --          --         14,109
 Selling, general and administrative expense .......         --          --       10,137       --          --         10,137
 Interest expense ..................................         --          --        1,132       --          --          1,132
 Other (income) ....................................         --          --       (1,416)      --          --         (1,416)
                                                       ----------  ----------  ---------  ---------  ----------  -----------
                                                             --          --        4,256       --          --          4,256
                                                       ----------  ----------  ---------  ---------  ----------  -----------
 Income before income taxes ........................       76,361      74,760      4,256       (892)    (78,124)      76,361
 Provision for income taxes ........................       28,636      28,035      1,596       (334)    (29,297)      28,636
                                                       ----------  ----------  ---------  ---------  ----------  -----------
 Income before cumulative effect of change
  in accounting principle ..........................       47,725      46,725      2,660       (558)    (48,827)      47,725
 Cumulative effect of change in accounting
  principle, net of income taxes ...................        2,136        --         --         --          --          2,136
                                                       ----------  ----------  ---------  ---------  ----------  -----------
 Net income ........................................   $   49,861  $   46,725  $   2,660  $    (558) $  (48,827) $    49,861
                                                       ==========  ==========  =========  =========  ==========  ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)



NOTE H - SUMMARIZED FINANCIAL INFORMATION - (Continued)


                      Consolidating Statement of Cash Flows
                      Three Months Ended December 31, 2001
                                                                                     Non-Guarantor
                                                                                      Subsidiaries
                                                                                   ------------------
                                                            D.R.      Guarantor     Financial         Intercompany
                                                        Horton, Inc. Subsidiaries   Services   Other  Eliminations   Total
                                                       ------------- ------------- ---------- ------- ------------ ----------
                                                                                     (In thousands)

OPERATING ACTIVITIES
  Net income ...........................................  $  73,428  $   66,990  $   6,201  $  (2,566) $  (70,625) $   73,428
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization .......................        631       4,216        347        123        --         5,317
   Amortization of debt premiums and fees ..............      2,272        --         --         --          --         2,272
   Changes in operating assets and liabilities:
    (Increase) decrease in inventories .................    (48,505)   (123,889)      --          504         (57)   (171,947)
    (Increase) decrease in earnest money deposits and
     other assets ......................................     (3,560)     (3,878)      (533)     4,857      (4,217)     (7,331)
    Increase in mortgage loans held for sale ...........       --          --      (11,040)      --          --       (11,040)
    Increase (decrease) in accounts payable and other
     liabilities .......................................    (10,268)    (44,074)    (2,315)       172          23     (56,462)
                                                          ---------  ----------  ---------  ---------  ----------  ----------
  Net cash provided by (used in) operating activities ..     13,998    (100,635)    (7,340)     3,090     (74,876)   (165,763)
                                                          ---------  ----------  ---------  ---------  ----------  ----------
INVESTING ACTIVITIES
  Net (purchases) dispositions of property and
   equipment ...........................................     (1,772)     (5,214)      (177)       127        --        (7,036)
  Distributions from venture capital entities ..........       --          --         --          500        --           500
                                                          ---------  ----------  ---------  ---------  ----------  ----------
  Net cash provided by (used in) investing activities ..     (1,772)     (5,214)      (177)       627        --        (6,536)
                                                          ---------  ----------  ---------  ---------  ----------  ----------
FINANCING ACTIVITIES
  Net change in notes payable ..........................     (2,123)     (4,684)   (27,855)    (4,294)      4,294     (34,662)
  Increase (decrease) in intercompany payables .........     (9,764)    (19,540)    38,301        311      (9,308)       --
  Proceeds from stock associated with certain
   employee benefit plans ..............................         17        --         --         --          --            17
  Proceeds from exercise of stock options ..............      3,489        --         --         --          --         3,489
  Cash dividends/distributions paid ....................     (3,845)    (79,890)      --         --        79,890      (3,845)
                                                          ---------  ----------  ---------  ---------  ----------  ----------
  Net cash provided by (used in) financing activities ..    (12,226)   (104,114)    10,446     (3,983)     74,876     (35,001)
                                                          ---------  ----------  ---------  ---------  ----------  ----------
Increase (decrease) in cash ............................       --      (209,963)     2,929       (266)       --      (207,300)
Cash at beginning of period ............................       --       230,481      6,975      1,824        --       239,280
                                                          ---------  ----------  ---------  ---------  ----------  ----------
Cash at end of period ..................................  $    --    $   20,518  $   9,904  $   1,558  $     --    $   31,980
                                                          =========  ==========  =========  =========  ==========  ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)



NOTE H - SUMMARIZED FINANCIAL INFORMATION - (Continued)


                      Consolidating Statement of Cash Flows
                      Three Months Ended December 31, 2000
                                                                                      Non-Guarantor
                                                                                      Subsidiaries
                                                                                   ------------------
                                                           D.R.       Guarantor    Financial          Intercompany
                                                       Horton, Inc.  Subsidiaries  Services   Other   Eliminations   Total
                                                       ------------  ------------- -------- --------- ------------ ---------
                                                                                    (In thousands)

OPERATING ACTIVITIES
  Net income .........................................   $   49,861  $   47,265  $   2,120  $   (558) $ (48,827)  $   49,861
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization .....................          416       5,185        283       108       --          5,992
   Amortization of debt premiums and fees ............          598        --         --        --         --            598
   Changes in operating assets and liabilities:
   Increase in inventories ...........................      (45,217)   (106,323)      --      (3,238)       (13)    (154,791)
   (Increase) decrease in earnest money deposits and
    other assets .....................................         (510)     (2,946)    (1,616)    1,013     (2,224)      (6,283)
   Decrease in mortgage loans held for sale ..........         --          --       23,322      --         --         23,322
   Increase (decrease) in accounts payable and other
    liabilities ......................................       13,596    (103,351)    (4,284)    2,267     90,744       (1,028)
                                                         ----------  ----------  ---------  --------  ---------   ----------
  Net cash provided by (used in) operating
   activities ........................................       18,744    (160,170)    19,825      (408)    39,680      (82,329)
                                                         ----------  ----------  ---------  --------  ---------   ----------
INVESTING ACTIVITIES
  Net purchases of property and equipment ............         (444)     (2,171)      (348)     (216)      --         (3,179)
  Investments in venture capital entities ............         --          --         --      (2,022)      --         (2,022)
  Cash paid for acquisitions .........................         --        (1,364)      --        --         --         (1,364)
                                                         ----------  ----------  ---------  --------  ---------   ----------
  Net cash used in investing activities ..............         (444)     (3,535)      (348)   (2,238)      --         (6,565)
                                                         ----------  ----------  ---------  --------  ---------   ----------
FINANCING ACTIVITIES
  Net change in notes payable ........................      134,402     (19,083)   (20,570)   (2,206)     2,206       94,749
  Increase (decrease) in intercompany payables .......     (173,847)    268,743      6,666     4,824   (106,386)        --
  Proceeds from stock associated with certain
   employee benefit plans ............................           66        --         --        --         --             66
  Proceeds from exercise of stock options ............        3,384        --         --        --         --          3,384
  Cash dividends/distributions paid ..................       (2,702)    (64,500)      --        --       64,500       (2,702)
                                                         ----------  ----------  ---------  --------  ---------   ----------
  Net cash provided by (used in) financing
   activities ........................................      (38,697)    185,160    (13,904)    2,618    (39,680)      95,497
                                                         ----------  ----------  ---------  --------  ---------   ----------
Increase (decrease) in cash ..........................      (20,397)     21,455      5,573       (28)      --          6,603
Cash at beginning of period ..........................       20,397      40,349     10,727     1,052       --         72,525
                                                         ----------  ----------  ---------  --------  ---------   ----------
Cash at end of period ................................   $     --    $   61,804  $  16,300  $  1,024  $    --     $   79,128
                                                         ==========  ==========  =========  ========  =========   ==========

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - CONSOLIDATED

D. R. Horton, Inc. and subsidiaries (the "Company") provide homebuilding activities in 20 states and 38 markets through its 45 homebuilding divisions. Through its financial services segment, the Company also provides mortgage banking and title agency services in many of these same markets.

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

Consolidated revenues for the three months ended December 31, 2001, increased 30.7%, to $1,160.0 million, from $887.7 million for the comparable period of 2000, primarily due to increases in both homebuilding and financial services revenues. Part of the increase in homebuilding revenues was attributable to $100.5 million in revenues generated by Fortress-Florida, acquired in May, 2001, and Emerald Builders, acquired in July, 2001.

Income before income taxes for the three months ended December 31, 2001, increased 53.9%, to $117.5 million, from $76.4 million for the comparable period of 2000. As a percentage of revenues, income before income taxes for the three months ended December 31, 2001, increased 1.5 percentage points, to 10.1%, from 8.6% for the comparable period of 2000. The increase was due to a 1.0 percentage point increase in homebuilding income before income taxes as a percentage of revenues and a 16.0 percentage point increase for financial services.

The consolidated provision for income taxes increased 53.9%, to $44.1 million for the three months ended December 31, 2001, from $28.6 million for the same period of 2000, due to the corresponding increase in income before income taxes. The effective income tax rate was 37.5% for both periods.


RESULTS OF OPERATIONS - HOMEBUILDING

The following tables set forth certain operating and financial data for the Company's homebuilding activities:

                                                             Percentages of
                                                         Homebuilding Revenues
                                                         ---------------------
                                                           Three Months Ended
                                                              December 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
Costs and expenses:
 Cost of sales ........................................       79.9%      80.5%
 Selling, general and administrative expense ..........       10.4       10.5
 Interest expense .....................................        0.1        0.3
                                                          --------   --------
Total costs and expenses ..............................       90.4       91.3
Other expense .........................................        0.3        0.4
                                                          --------   --------
Income before income taxes ............................        9.3%       8.3%
                                                          ========   ========


Homes Closed                          Three Months Ended December 31,
                                 -----------------------------------------
                                         2001                 2000
                                 -------------------   -------------------
                                  Homes                 Homes
                                  Closed    Revenues    Closed    Revenues
                                 --------   --------   --------   --------
                                             ($'s in millions)
Mid-Atlantic .................        595   $  125.1        595   $  133.9
Midwest ......................        463      118.7        488      118.7
Southeast ....................        888      154.9        565      100.2
Southwest ....................      2,571      432.6      1,792      288.5
West .........................      1,174      294.4        850      214.8
                                 --------   --------   --------   --------
                                    5,691   $1,125.7      4,290   $  856.1
                                 ========   ========   ========   ========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net New Sales Contracts                Three Months Ended December 31,
                                 -----------------------------------------
                                         2001                  2000
                                 -------------------   -------------------
                                   Homes                 Homes
                                   Sold         $        Sold         $
                                 --------   --------   --------   --------
                                             ($'s in millions)
Mid-Atlantic .................        628   $  128.1        550   $  128.4
Midwest ......................        388       96.9        326       80.1
Southeast ....................        735      118.3        548       98.0
Southwest ....................      2,332      379.2      1,679      277.8
West .........................      1,061      298.9      1,126      316.0
                                 --------   --------   --------   --------
                                    5,144   $1,021.4      4,229   $  900.3
                                 ========   ========   ========   ========


Sales Contract Backlog            December 31, 2001     December 31, 2000
                                 -------------------   -------------------
                                  Homes        $        Homes        $
                                 --------   --------   --------   --------
                                              ($'s in millions)
Mid-Atlantic .................        855   $  193.3        778   $  202.0
Midwest ......................        843      241.0        738      186.8
Southeast ....................      1,311      216.9        970      175.6
Southwest ....................      3,996      684.6      3,076      540.8
West .........................      1,711      493.7      1,765      475.9
                                 --------   --------   --------   --------
                                    8,716   $1,829.5      7,327   $1,581.1
                                 ========   ========   ========   ========


The Company's market regions consist of the following markets:
  Mid-Atlantic  Charleston, Charlotte, Columbia, Greensboro, Greenville, Hilton
                Head, Maryland-D.C., Myrtle Beach, New Jersey, Raleigh/Durham,
                Richmond, Virginia-D.C. and Williamsburg
  Midwest       Chicago, Louisville and Minneapolis/St. Paul
  Southeast     Atlanta, Birmingham, Fort Myers/Naples, Jacksonville,
                Miami/West Palm Beach and Orlando
  Southwest     Albuquerque, Austin, Dallas, Fort Worth, Houston, Killeen,
                Phoenix, San Antonio and Tucson
  West          Denver, Las Vegas, Los Angeles, Portland, Sacramento, Salt Lake
                City and San Diego


Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

Revenues from homebuilding activities increased 29.9%, to $1,135.0 million (5,691 homes closed) for the three months ended December 31, 2001, from $873.6 million (4,290 homes closed) for the comparable period of 2000. Revenues from home sales increased in three of the Company's five market regions, with percentage increases ranging from 37.1% in the West region to 54.6% in the Southeast. Home sales revenues declined 6.6% in the Mid-Atlantic region and remained unchanged in the Midwest. The increases in total homebuilding revenues and revenues from home sales were due to strong housing demand throughout the majority of the Company's markets and the acquisitions of the assets of Fortress-Florida and Emerald Builders during fiscal 2001. In divisions where the Company operated throughout both periods, home sales revenues increased 20.0%, to $1,026.6 million (5,095 homes closed) for the three months ended December 31, 2001 from $855.3 million (4,285 homes closed) for the comparable period of 2000.

The average selling price of homes closed during the three months ended December 31, 2001 was $197,800, down 0.9% from $199,600 for the same period in 2000. The decrease in average selling price was due primarily to changes in the mix of homes closed and the effects of the Fortress-Florida and Emerald Builders acquisitions.

Net new sales contracts increased 21.6% to 5,144 (valued at $1,021.4 million) for the three months ended December 31, 2001, from 4,229 (valued at $900.3 million) for the same period of 2000. Net new sales contracts increased in four of the Company's five market regions, with percentage increases ranging from 14.2% in the Mid-Atlantic region to 38.9% in the Southwest. Net new sales contracts declined 5.8% in the West region, due primarily to a temporary shortage of lots available for sale in the Denver market. In divisions where the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company operated throughout both periods, net new sales contracts increased 8.4%, to 4,579 (valued at $930.7 million) for the three months ended December 31, 2001, from 4,223 (valued at $899.4 million) for the comparable period of 2000. The average price of a net new sales contract in the three months ended December 31, 2001 was $198,600, down 6.7% from the $212,900 average in the comparable period of 2000. The decrease in average selling price was due to an increased emphasis on attracting first-time home buyers in several of our markets and the effects of the Fortress-Florida and Emerald Builders acquisitions.

At December 31, 2001, the value of the Company's backlog of sales contracts was $1,829.5 million (8,716 homes), up 15.7% from $1,581.1 million (7,327 homes) at
December 31, 2000. In divisions where the Company operated throughout both periods, the value of the Company's backlog of sales contracts increased 5.2% to $1,662.3 million (7,713 homes), from $1,580.2 million (7,321 homes). The average sales price of homes in sales backlog was $209,900 at December 31, 2001, down 2.7% from the $215,800 average at December 31, 2000, due to changes in the mix of homes sold and the effects of the Fortress-Florida and Emerald Builders acquisitions. The average sales price of homes in backlog typically is higher than the average sales price of closed homes because it takes longer to construct more expensive homes.

Cost of sales increased by 28.9%, to $906.8 million for the three months ended December 31, 2001, from $703.3 million for the comparable period of 2000. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues declined 0.8 percentage points, to 79.8% for the three months ended December 31, 2001, from 80.6% for the comparable period of 2000, due to the Company's continuing ability to selectively raise prices in certain lot-constrained markets and to reduce material costs through its national purchasing program. This decline in cost of home sales as a percentage of revenues caused total homebuilding cost of sales to decline by 0.6 percentage points to 79.9% of total homebuilding revenues, from 80.5% for the comparable period of 2000.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 28.9%, to $118.4 million in the three months ended December 31, 2001, from $91.9 million in the comparable period of 2000. As a percentage of homebuilding revenues, SG&A expenses decreased to 10.4% for the three months ended December 31, 2001, from 10.5% for the comparable period of 2000, due primarily to the fact that, with the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" on October 1, 2001, no goodwill was amortized in the three months ended December 31, 2001.

Interest expense associated with homebuilding activities decreased to $1.2 million in the three months ended December 31, 2001 from $2.9 million in the comparable period of 2000. As a percentage of homebuilding revenues, homebuilding interest expense was 0.1% for the three months ended December 31, 2001, down from 0.3% in the comparable period of 2000. During both periods, the Company expensed the portion of incurred interest and other financing costs which could not be charged to inventory. The Company follows a policy of capitalizing interest only on inventory under construction or development. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other expense associated with homebuilding activities was $2.6 million in the three months ended December 31, 2001, compared to $3.3 million in the comparable period of 2000. The expense in the three months ended December 31, 2001, is primarily due to write-downs to estimated fair value of the carrying amounts of the Company's investments in start-up and emerging growth companies, offset in part by an increase in the fair value of the Company's interest rate swap agreements during the quarter. During the quarter ended December 31, 2000, the expense was due to a decrease in the fair value of the Company's interest rate swap agreements and a write-down to estimated fair value of the carrying amounts of the Company's investments in start-up and emerging growth companies.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FINANCIAL SERVICES

The following table summarizes financial and other information for the Company's financial services operations:


                                                                  Three Months Ended
                                                                     December 31,
                                                               ------------------------
                                                                  2001          2000
                                                               ----------    ----------
                                                                    ($ in Thousands)
Number of loans originated .................................        4,423         2,337
                                                               ----------    ----------
Loan origination fees ......................................   $    4,643    $    2,646
Sale of servicing rights and gains from sale of mortgages ..       13,061         6,826
Other revenues .............................................        1,739         1,272
                                                               ----------    ----------
Total mortgage banking revenues ............................       19,443        10,744
Title policy premiums, net .................................        5,479         3,365
                                                               ----------    ----------
Total revenues .............................................       24,922        14,109
Selling, general and administrative expense ................       15,123        10,137
Interest expense ...........................................        1,336         1,132
Interest/other (income) ....................................       (3,044)       (1,416)
                                                               ----------    ----------
Income before income taxes .................................   $   11,507    $    4,256
                                                               ==========    ==========

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

Revenues from the financial services segment increased 76.6%, to $24.9 million in the three months ended December 31, 2001, from $14.1 million in the comparable period of 2000. The increase in financial services revenues was due to the rapid expansion of the Company's mortgage loan and title services provided to customers of the Company's homebuilding segment and the effects of the Emerald acquisition. Selling, general and administrative expenses associated with financial services increased 49.2%, to $15.1 million in the three months ended December 31, 2001, from $10.1 million in the comparable period of 2000. As a percentage of financial services revenues, selling, general and administrative expenses decreased by 11.1 percentage points, to 60.7% in the three months ended December 31, 2001, from 71.8% in the comparable period in 2000, due primarily to the increase in revenues absorbing fixed costs.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had available cash and cash equivalents of $32.0 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land) at December 31, 2001, had increased by $175.7 million since September 30, 2001, due to a general increase in business activity and the expansion of operations in the Company's market areas. The inventory increase was financed largely with available cash and by retaining earnings. The Company's ratio of homebuilding notes payable to total capital at December 31, 2001, decreased by 1.4 percentage points, to 56.2% from 57.6% at September 30, 2001. The stockholders' equity to total assets ratio increased 1.9 percentage points, to 36.1% at December 31, 2001, from 34.2% at September 30, 2001.

At December 31, 2001, the Company had an $825 million, unsecured revolving credit facility, consisting of a $775 million four-year revolving loan and a $50 million four-year letter of credit facility, that was scheduled to mature in April, 2002. The Company refinanced the old revolving credit facility on January 31, 2002. The new, replacement facility will total $795 million after the merger with Schuler Homes, Inc. is closed in February, 2002, and includes $125 million which may be used for letters of credit. The new facility matures in January, 2006, and is guaranteed by substantially all of the Company's subsidiaries other than its financial services subsidiaries. At December 31, 2001, the Company had outstanding homebuilding debt of $1,699.9 million. Under the debt covenants associated with the old revolving credit facility, at December 31, 2001, the Company had additional homebuilding borrowing capacity of $879.2 million, including $775.0 million available capacity under the old revolving credit facility. The Company has entered into multi-year interest rate swap agreements, aggregating a notional amount of $200 million, that fix the interest rate on a
                                      -20-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

portion of the variable rate revolving  credit facility.

The Company currently estimates that its total cash requirement to complete the Schuler merger will be approximately $330 million, which includes the cash consideration to be paid to Schuler Homes stockholders, merger costs, and the repayment of the Schuler Homes revolving credit facility. In addition, the holders of $500 million principal amount of Schuler's outstanding senior and senior subordinated notes will have the right to require the Company to repurchase their notes at 101% of the principal amount of the notes. At February 1, 2002, market "bid" prices of the Schuler notes ranged from 102.5% to 105.5% of the principal amounts outstanding. If the Company is required to repurchase any of the outstanding notes, it currently has the ability to do so either with existing cash resources and borrowing capacity under the new revolving credit facility, or by accessing the capital markets at rates less than those borne by the refinanced notes.

In the normal course of business, the Company provides standby letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At December 31, 2001, outstanding standby letters of credit and performance bonds, the majority of which mature in less than one year, were $75.6 million and $456.9 million, respectively.

At December 31, 2001, the financial services segment had mortgage loans held for sale of $233.9 million and loan commitments for $100.3 million at fixed rates. The Company hedges the interest rate market risk on these mortgage loans held for sale and loan commitments through the use of best-efforts whole loan delivery commitments, mandatory forward commitments to sell mortgage-backed securities and the purchase of options on financial instruments.

The financial services segment has a $155 million, one-year bank warehouse facility that matures on August 13, 2002, and is secured by mortgage loans held for sale. The warehouse facility is not guaranteed by the parent company. As of December 31, 2001, $154.8 million had been drawn under this facility.
Substantially all of the mortgage company activities are financed under the warehouse facility.

The Company's rapid growth and acquisition strategy require significant amounts of cash. It is anticipated that future home construction, lot and land purchases and acquisitions will be funded through internally generated funds, existing and future credit facilities and the issuance of new debt or equity securities. At December 31, 2001, under currently effective shelf registration statements, the Company has approximately 8.0 million shares issuable to effect, in whole or in part, possible future acquisitions and the capacity to issue new debt or equity securities amounting to $350 million. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets.

On October 4, 2001, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per common share, which was paid on October 26, 2001 to stockholders of record on October 20, 2001. On January 24, 2002, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per common share, which is payable on February 15, 2002 to stockholders of record on February 5, 2002.

In 1999 and 2000, the Company entered into three separate limited partnership agreements with the purpose of investing in start-up and emerging growth companies whose technology and business plans have the potential of permitting the Company to leverage its size, expertise and customer base in the homebuilding industry. The Company originally authorized investment of up to $125 million in such companies over a four-year period. In January 2001, the original $125 million authorization was reduced to the $31.3 million that had been invested in such companies as of that date. The investments are concentrated in e-commerce businesses that serve the homebuilding, real estate and financial service industries, as well as in businesses whose strategic focus allows for the diversification of the Company's operations. As of December 31, 2001, the carrying value of the Company's investments in such companies, reported in homebuilding other assets, amounted to $5.0 million.

Except for the Schuler merger, ordinary expenditures for the construction of homes, and the acquisition of land and lots for development and sale of homes, at December 31, 2001, the Company had no material commitments for capital expenditures.
                                      -21-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT

Certain statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements made by Company officials to analysts, stockholders and the press in the course of presentations about the Company, may be construed as "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Any or all of the
forward-looking statements included in this report and in any other reports or public statements of the Company are subject to risks, uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from the results discussed in and anticipated by the forward-looking statements. The following risks and uncertainties relevant to our business include factors we believe could adversely affect us. Other factors beyond those listed could also adversely affect us.

        - Changes in general economic, real estate and other business conditions
        - Changes in interest rates and the availability of mortgage financing
        - Governmental regulations and environmental matters
        - The Company's substantial leverage
        - Competitive conditions within the homebuilding industry
        - The availability of capital
        - The Company's ability to effect its growth strategies successfully

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

The  Company's  financial  services  segment is exposed  to  interest  rate risk associated with its mortgage loan production activities. Mortgage loans are funded at fixed interest rates before they are committed to specific investors and interest rate lock commitments (IRLC's) are extended to borrowers who have applied for loan funding and who meet certain defined credit and underwriting criteria. Forward commitments to sell mortgage-backed securities are designated as fair value hedges of the risk of changes in the overall fair value of funded loans. The effectiveness of the fair value hedge is continuously monitored and any ineffectiveness, which for the three months ended December 31, 2001, was not significant, is recognized in current earnings. The IRLC's are classified and accounted for as non-designated derivative instruments with gains and losses recorded in current earnings. Interest rate risk associated with IRLC's is managed through the use of best-efforts whole loan delivery commitments, forward commitments to sell mortgage-backed securities and the purchase of options on financial instruments. These instruments are considered non-designated derivatives and are accounted for at fair market value with gains and losses recorded in current earnings. At December 31, 2001, total forward commitments to mitigate interest rate risk related to funded loans and IRLC's were approximately $84.5 million, the duration of which was less than six months.

The following table shows, as of December 31, 2001, the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table shows the notional amounts, weighted average interest rates and estimated fair market value of the Company's interest rate swaps.


                               Nine Months
                                  Ended                                                                     Fair
                                 Sep. 30,               Year ended September 30,                            market
                                ----------  --------------------------------------------------              value at
                                   2002      2003      2004      2005      2006     Thereafter   Total      12/31/01
                                  ------    ------    ------    -------   -------   ----------  -------     --------
                                                                ($'s in millions)
Debt:
  Fixed rate .................     $44.4     $16.8    $153.7    $200.9    $150.5    $1,317.5    $1,883.8    $1,765.4
  Average interest rate ......      7.37%     6.08%     8.71%    10.83%    10.18%       7.80%       8.42%       --
  Variable rate ..............    $154.8      --        --        --        --          --        $154.8      $154.8
  Average interest rate ......      2.87%     --        --        --        --          --          2.87%       --
Interest Rate Swaps:
  Variable to fixed ..........    $200.0    $200.0    $200.0    $200.0    $200.0      $200.0        --         ($9.2)
  Average pay rate ...........      5.10%     5.10%     5.10%     5.10%     5.10%       5.07%       --          --
  Average receive rate .......      90-day LIBOR

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

    (a)     Exhibits.


    Exhibit No.      Description
        2.1          Agreement and Plan of Merger, dated as of October 22, 2001, as amended on November 8, 2001, by and between the Company and Schuler Homes, Inc., is incorporated by reference from
                     Exhibit 2.1 to the Company's Current Report on Form 8-K, dated October 22, 2001, filed with the Securities and Exchange Commission on October 24, 2001; and Exhibit 2.2 to the Company's Current Report on Form 8-K, dated November 8,
                     2001, filed with the Commission on November 8, 2001. The
                     Company agrees to furnish supplementally a copy of omitted schedules to the Commission upon request.

       10.1 Revolving Credit Agreement, dated as of January 31, 2002, by and among D.R. Horton, Bank of America, N.A., as administrative agent and letter of credit issuer, and the lenders named therein, is incorporated by reference from
                     Exhibit 10.1 to the Company's Current Report on Form 8-K, dated January 31, 2002, filed with the Commission February 1, 2002.


    (b)     Reports on Form 8-K.

On October 24, 2001, the Company filed a Current Report on Form 8-K, dated October 22, 2001, (Items 5 and 7) announcing that it had entered into an Agreement and Plan of Merger with Schuler Homes, Inc., a Delaware corporation, dated as of October 22, 2001, pursuant to which Schuler Homes, Inc. would be merged into D.R. Horton, Inc. A copy of the Merger Agreement was filed as an Exhibit.

On November 8, 2001, the Company filed a Current Report on Form 8-K (Items 5 and
7), which announced that the Company and Schuler Homes, Inc. had executed an amendment to the Agreement and Plan of Merger dated as of October 22, 2001. The amendment was dated November 8, 2001 and filed as an Exhibit.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   D.R. HORTON, INC.



Date: February 14, 2001        By   /s/ SAMUEL R. FULLER
                                 --------------------------------------------
                               Samuel R. Fuller, on behalf of D.R. Horton, Inc.
                               and as Executive Vice President, Treasurer and
                               Chief Financial Officer (Principal Financial and
                               Accounting Officer)