Form 10-Q
period 2002-03-31
HORTON D R INC /DE/
filed 2002-05-15
CIK 882184

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

    x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934

For the Quarterly Period Ended March  31, 2002
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
      --------------------------------------------------------------------
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

                           Yes  X   No
                               ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, $.01 par value --   146,309,661  shares as of May 10, 2002
                                       -------------

                         This report contains 35 pages.

                                      INDEX

                                D.R. HORTON, INC.



                                                                                                                   PAGE
                                                                                                                   ----
PART I.        FINANCIAL INFORMATION.



ITEM 1.        Financial Statements.

               Consolidated Balance Sheets -- March 31, 2002 and September 30, 2001.                                  3

               Consolidated Statements of Income -- Three Months and Six Months Ended
                   March 31, 2002 and 2001.                                                                           4

               Consolidated Statements of Cash Flows -- Six Months Ended March 31,
                   2002 and 2001.                                                                                     5

               Notes to Consolidated Financial Statements.                                                         6-18

ITEM 2.        Management's Discussion and Analysis of Results of Operations and
                   Financial Condition.                                                                           19-27

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk.                                           28

PART II.       OTHER INFORMATION.

ITEM 2.        Changes in Securities.                                                                                29

ITEM 4.        Submission of Matters to a Vote of Security Holders.                                                  30

ITEM 5.        Other Information.                                                                                    31

ITEM 6.        Exhibits and Reports on Form 8-K                                                                   32-34

SIGNATURES.                                                                                                          35

ITEM 1.  FINANCIAL STATEMENTS

                       D.R. HORTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                                   MARCH 31,        SEPTEMBER 30,
                                                                                     2002               2001
                                                                                 -------------      -------------
                                                                                          (IN THOUSANDS)
                                                                                  (UNAUDITED)
                                        ASSETS

HOMEBUILDING:
Cash .......................................................................     $     176,241      $     232,305
Inventories:
    Finished homes and construction in progress ............................         1,991,513          1,424,101
    Residential lots  - developed and under development ....................         2,199,256          1,377,452
    Land held for development ..............................................            10,365              2,824
                                                                                 -------------      -------------
                                                                                     4,201,134          2,804,377
Property and equipment (net) ...............................................            68,536             53,096
Earnest money deposits and other assets ....................................           358,888            181,659
Excess of cost over net assets acquired ....................................           564,005            136,223
                                                                                 -------------      -------------
                                                                                     5,368,804          3,407,660
                                                                                 -------------      -------------
FINANCIAL SERVICES:
Cash .......................................................................            13,485              6,975
Mortgage loans held for sale ...............................................           202,323            222,818
Other assets ...............................................................            12,042             14,737
                                                                                 -------------      -------------
                                                                                       227,850            244,530
                                                                                 -------------      -------------
                                                                                 $   5,596,654      $   3,652,190
                                                                                 =============      =============

                                     LIABILITIES
HOMEBUILDING:
Accounts payable and other liabilities .....................................     $     629,932      $     498,576
Notes payable ..............................................................         2,748,197          1,701,689
                                                                                 -------------      -------------
                                                                                     3,378,129          2,200,265
                                                                                 -------------      -------------

FINANCIAL SERVICES:
Accounts payable and other liabilities .....................................             9,750             10,173
Notes payable to financial institutions ....................................           148,157            182,641
                                                                                 -------------      -------------
                                                                                       157,907            192,814
                                                                                 -------------      -------------
                                                                                     3,536,036          2,393,079
                                                                                 -------------      -------------
Minority interests .........................................................            21,887              8,864
                                                                                 -------------      -------------

                                 STOCKHOLDERS' EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized,
    no shares issued .......................................................                --                 --
Common stock, $.01 par value, 200,000,000 shares authorized, 146,254,255 shares at March 31, 2002 and 76,901,511 shares at September 30,
    2001, issued and outstanding ...........................................             1,463                769
Additional capital .........................................................         1,346,209            704,842
Unearned compensation ......................................................            (7,460)                --
Retained earnings ..........................................................           698,519            544,636
                                                                                 -------------      -------------
                                                                                     2,038,731          1,250,247
                                                                                 -------------      -------------
                                                                                 $   5,596,654      $   3,652,190
                                                                                 =============      =============




          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                  THREE MONTHS                   SIX MONTHS
                                                                 ENDED MARCH 31,               ENDED MARCH 31,
                                                          ----------------------------    ----------------------------
                                                              2002            2001           2002             2001
                                                          ------------    ------------    ------------    ------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                      -------------------------------------
                                                                                  (UNAUDITED)
                                                                                  -----------
HOMEBUILDING:
Revenues

     Home sales .......................................   $  1,534,357    $    853,575    $  2,660,095    $  1,709,652
     Land/lot sales ...................................         41,843          38,832          51,073          56,309
                                                          ------------    ------------    ------------    ------------
                                                             1,576,200         892,407       2,711,168       1,765,961
                                                          ------------    ------------    ------------    ------------
Cost of sales
     Home sales .......................................      1,258,842         682,760       2,157,740       1,372,659
     Land/lot sales ...................................         36,203          30,647          44,110          44,079
                                                          ------------    ------------    ------------    ------------
                                                             1,295,045         713,407       2,201,850       1,416,738
                                                          ------------    ------------    ------------    ------------
Gross profit
     Home sales .......................................        275,515         170,815         502,355         336,993
     Land/lot sales ...................................          5,640           8,185           6,963          12,230
                                                          ------------    ------------    ------------    ------------
                                                               281,155         179,000         509,318         349,223

Selling, general and administrative expense ...........        149,494          94,101         267,911         185,999
Interest expense ......................................          2,563           1,623           3,759           4,529
Other (income) expense ................................         (2,426)          5,684             146           8,998
                                                          ------------    ------------    ------------    ------------
                                                               131,524          77,592         237,502         149,697
                                                          ------------    ------------    ------------    ------------
FINANCIAL SERVICES:
Revenues ..............................................         23,865          14,429          48,787          28,538
Selling, general and administrative expense ...........         14,918           9,830          30,041          19,967
Interest expense ......................................            999             875           2,335           2,007
Other (income) ........................................         (2,818)         (1,213)         (5,862)         (2,629)
                                                          ------------    ------------    ------------    ------------
                                                                10,766           4,937          22,273           9,193
                                                          ------------    ------------    ------------    ------------
     INCOME BEFORE INCOME TAXES .......................        142,290          82,529         259,775         158,890
Provision for income taxes ............................         53,359          30,948          97,416          59,584
                                                          ------------    ------------    ------------    ------------
Income before cumulative effect of change in
     accounting principle .............................         88,931          51,581         162,359          99,306
Cumulative effect of change in accounting
     principle, net of income taxes of $1,282 .........             --              --              --           2,136
                                                          ------------    ------------    ------------    ------------
     NET INCOME .......................................   $     88,931    $     51,581    $    162,359    $    101,442
                                                          ============    ============    ============    ============

Basic earnings per common share:
     Income before cumulative effect of change
         in accounting principle ......................   $       0.69    $       0.46    $       1.33    $       0.88
     Cumulative effect of change in accounting
         principle, net of income taxes ...............             --              --              --            0.02
                                                          ------------    ------------    ------------    ------------
     Net income .......................................   $       0.69    $       0.46    $       1.33    $       0.90
                                                          ============    ============    ============    ============

Diluted earnings per common share:
     Income before cumulative effect of change in
         in accounting principle ......................   $       0.64    $       0.45    $       1.26    $       0.86
     Cumulative effect of change in accounting
         principle, net of income taxes ...............             --              --              --            0.02
                                                          ------------    ------------    ------------    ------------
     Net income .......................................   $       0.64    $       0.45    $       1.26    $       0.88
                                                          ============    ============    ============    ============

Cash dividends per share ..............................   $       0.06    $       0.05    $       0.11    $       0.09
                                                          ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               SIX MONTHS
                                                                                            ENDED MARCH 31,
                                                                                     ------------------------------
                                                                                        2002               2001
                                                                                     ------------      ------------
                                                                                              (IN THOUSANDS)
                                                                                               (UNAUDITED)
OPERATING ACTIVITIES
     Net income ................................................................     $    162,359      $    101,442
     Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
     Depreciation and amortization .............................................           11,024            11,972
     Amortization of debt premiums and fees ....................................            4,476             1,165
     Changes in operating assets and liabilities:
      Increase in inventories ..................................................         (116,046)         (289,052)
      Increase in earnest money deposits and other assets ......................          (45,592)          (24,905)
      Decrease (increase) in mortgage loans held for sale ......................           20,495            (9,527)
      Decrease in accounts payable and other liabilities .......................          (97,586)          (17,584)
                                                                                     ------------      ------------

NET CASH USED IN OPERATING ACTIVITIES ..........................................          (60,870)         (226,489)
                                                                                     ------------      ------------

INVESTING ACTIVITIES
     Net purchases of property and equipment ...................................          (15,725)          (10,356)
     Distributions from (investments in) venture capital entities ..............              500            (2,022)
     Net cash paid for acquisitions ............................................         (152,573)           (1,318)
                                                                                     ------------      ------------

NET CASH USED IN INVESTING ACTIVITIES ..........................................         (167,798)          (13,696)
                                                                                     ------------      ------------

FINANCING ACTIVITIES
     Proceeds from notes payable ...............................................        1,555,000           538,993
     Repayment of notes payable ................................................       (1,377,974)         (444,808)
     Issuance of senior subordinated notes payable .............................               --           198,404
     Proceeds from issuance of common stock associated with certain
      employee benefit plans ...................................................              855                73
     Proceeds from exercise of stock options ...................................            9,709             7,251
     Payment of cash dividends .................................................           (8,476)           (6,106)
                                                                                     ------------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES ......................................          179,114           293,807
                                                                                     ------------      ------------

(DECREASE) INCREASE IN CASH ....................................................          (49,554)           53,622
      Cash at beginning of period ..............................................          239,280            72,525
                                                                                     ------------      ------------
      Cash at end of period ....................................................     $    189,726      $    126,147
                                                                                     ============      ============


          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and its subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

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

Stock Split - In March 2002, the Company's Board of Directors declared a three-for-two stock split (effected as a 50% stock dividend), payable on April 9, 2002 to common stockholders of record on March 26, 2002. The shares issued and outstanding as of March 31, 2002 and the related Common Stock and Additional Capital balances have been restated to reflect the stock split.

NOTE B - CHANGES IN ACCOUNTING PRINCIPLES

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998, and was later amended by SFAS 137 and 138, which were issued in June 1999 and June 2000, respectively. Pursuant to the implementation requirements of SFAS No. 133, the Company adopted it on October 1, 2000, the first day of the Company's fiscal year ending September 30, 2001. The Company's interest rate swaps, the terms of which are more fully described in Item 3, were not designated as hedges under the provisions of SFAS No. 133. The Statement requires such swaps to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statements of income. Accordingly, the Company recorded a cumulative effect of a change in accounting principle amounting to $2.1 million, net of income taxes of $1.3 million, as an adjustment to net income in the six months ended March 31, 2001. The fair value of the Company's interest rate swaps at March 31, 2002 and September 30, 2001 is recorded in homebuilding other assets, and the changes in their fair value during the three months and six months ended March 31, 2002 and 2001 are recorded in homebuilding other income.

SFAS No. 133 was also implemented on October 1, 2000 for the hedging activities of the Company's financial services segment. The effects of doing so were not significant.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". Under Statement No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company early-adopted the new rules on accounting for goodwill and other intangible assets beginning October 1, 2001. The Company performed the required impairment tests at October 31, 2001 and determined that no goodwill or other intangible asset impairments exist. The following summarizes the pro forma impact of the non-amortization approach for the three months and six months ended March 31, 2001 as if these Statements had been adopted on October 1, 2000:



                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           MARCH 31, 2001         MARCH 31, 2001
                                                         ------------------      ----------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income, as previously reported ....................     $      51,581         $     101,442
Amortization of goodwill, net of income taxes
    of $775 and $1,538 respectively ...................             1,291                 2,564
                                                            -------------         -------------
Net income, as adjusted ...............................     $      52,872         $     104,006
                                                            =============         =============
Net income per share, as adjusted:
        Basic .........................................     $        0.47         $        0.92
                                                            =============         =============
        Diluted .......................................     $        0.46         $        0.91
                                                            =============         =============

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                                 MARCH 31, 2002


NOTE C - SEGMENT INFORMATION

The Company's financial reporting segments consist of homebuilding and financial services. The Company's homebuilding operations comprise the most substantial part of its business, with approximately 98% of consolidated revenues for the three months and six months ended March 31, 2002 and 2001. The homebuilding segment generates the majority of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

NOTE D - EARNINGS PER SHARE

Basic earnings per share for the three months and six months ended March 31, 2002 and 2001 is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                          MARCH 31,                MARCH 31,
                                                                                    ----------------------   -----------------------
                                                                                      2002         2001         2002         2001
                                                                                    ---------   ----------   ----------   ----------
                                                                                                     (IN THOUSANDS)
Numerator:
    Net income ..................................................................   $  88,931   $   51,581   $  162,359   $  101,442
Effect of dilutive securities:
    Interest expense and amortization of issuance costs associated zero coupon convertible senior notes, net of applicable income
        taxes ...................................................................       1,042           --        1,042           --
                                                                                    ---------   ----------   ----------   ----------
    Numerator for diluted earnings per share after assumed
        conversions .............................................................   $  89,973   $   51,581   $  163,401   $  101,442
                                                                                    =========   ==========   ==========   ==========

Denominator:
    Denominator for basic earnings per share--weighted
        average shares ..........................................................     128,897      113,150      122,095      112,796
Effect of dilutive securities:
    Zero coupon convertible senior notes ........................................      10,000           --        5,000           --
    Employee stock options ......................................................       2,576        1,940        2,320        1,832
                                                                                    ---------   ----------   ----------   ----------
    Denominator for diluted earnings per share--adjusted weighted
        average shares and assumed conversions ..................................     141,473      115,090      129,415      114,628
                                                                                    =========   ==========   ==========   ==========



In March 2002, the Company's Board of Directors declared a three-for-two stock split (effected as a 50% stock dividend), payable on April 9, 2002 to common stockholders of record on March 26, 2002. All average share amounts presented above have been restated to reflect the effects of the three-for-two stock split.

On February 5, 2002, each of the Company's 381,113 zero coupon convertible senior notes outstanding first became eligible for conversion into 26.239 shares of the Company's common stock. These convertible senior notes are convertible on any date as of which the average closing price of the Company's common stock for the twenty preceding trading days exceeds the specified threshold of 110% of the accreted value of each note, divided by the conversion rate. The twenty-day average closing price of the Company's common stock exceeded the specified threshold on March 31, 2002, which had the effect of increasing the denominator for diluted earnings per share by 10 million shares for the three months ended March 31, 2002 and 5 million shares for the six months ended March 31, 2002. Also, the numerator for diluted earnings per share was increased by tax-effected interest expense and amortization of issuance costs associated with the convertible senior notes for the three months and six months ended March 31, 2002.

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                                 MARCH 31, 2002


NOTE E - DEBT

The Company's homebuilding notes payable consist of the following:


                                                                     MARCH 31,        SEPTEMBER 30,
                                                                       2002                2001
                                                                   -------------      -------------
                                                                            (IN THOUSANDS)
                                                                    (UNAUDITED)
Unsecured:
      Revolving credit facility due 2006 ....................      $     480,000      $          --
      8.375% Senior notes due 2004, net .....................            149,141            148,943
      10.5% Senior notes due 2005, net ......................            199,498            199,439
      10% Senior notes due 2006, net ........................            147,701            147,600
      9% Senior notes due 2008, net .........................            102,704                 --
      8% Senior notes due 2009, net .........................            383,346            383,257
      9.375% Senior notes due 2009, net .....................            262,305                 --
      9.75% Senior subordinated notes due 2010, net .........            148,954            148,917
      9.375% Senior subordinated notes due 2011, net ........            199,698            199,688
      7.875% Senior notes due 2011, net .....................            198,377            198,319
      10.5% Senior subordinated notes due 2011, net .........            159,334                 --
      Zero coupon convertible senior notes due 2021, net ....            205,805            202,509
Other secured ...............................................            111,334             73,017
                                                                   -------------      -------------
                                                                   $   2,748,197      $   1,701,689
                                                                   =============      =============

On January 31, 2002, the Company refinanced its existing unsecured revolving credit facility with a new, replacement facility. The new $805 million facility includes $125 million which may be used for letters of credit. The new facility matures in January 2006, and is guaranteed by substantially all of the Company's subsidiaries other than its financial services subsidiaries. Borrowings bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company's ratio of debt to tangible net worth. In addition to stated interest rates, the revolving credit facility requires the Company to pay certain fees. The new credit facility contains covenants which are essentially the same as those that existed under the old facility.

On February 21, 2002, the Company assumed the outstanding debt of Schuler Homes, Inc. ("Schuler") as part of Schuler's merger into the Company. The debt assumed included the 9% senior notes due 2008, the 9.375% senior notes due 2009 and the 10.5% senior subordinated notes due 2011, all of which were recorded by the Company at their market values as of February 21, 2002. The Company repaid $20.2 million, in principal amount, of the Schuler senior and senior subordinated notes as part of the Company's change of control offer in connection with the merger.

On April 11, 2002, the Company issued $250 million of 8.5% Senior notes due 2012. The net proceeds from this offering were used to repay borrowings under the unsecured revolving credit facility. These notes are guaranteed by substantially all of the Company's subsidiaries other than its financial services subsidiaries.

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                                 MARCH 31, 2002


NOTE F - INTEREST

The Company capitalizes interest during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the home buyer. Homebuilding interest costs are:



                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     MARCH 31,                     MARCH 31,
                                                          ----------------------------    ----------------------------
                                                              2002            2001           2002            2001
                                                          ------------    ------------    ------------    ------------
                                                                                 (IN THOUSANDS)

Capitalized interest, beginning of period .............   $    110,126    $     74,557    $     96,910    $     66,092
Interest incurred - homebuilding ......................         46,535          31,185          83,247          60,728
Interest expensed:
      Directly - homebuilding .........................         (2,563)         (1,623)         (3,759)         (4,529)
      Amortized to cost of sales ......................        (29,446)        (18,540)        (51,746)        (36,712)
                                                          ------------    ------------    ------------    ------------
Capitalized interest, end of period ...................   $    124,652    $     85,579    $    124,652    $     85,579
                                                          ============    ============    ============    ============

NOTE G - ACQUISITIONS

On February 21, 2002, Schuler Homes, Inc. merged with and into D.R. Horton, Inc., with D.R. Horton the surviving corporation. At the time of the merger, Schuler's assets amounted to $1,377.6 million, mostly inventory. The total merger consideration consisted of the issuance of 20,079,532 shares of D.R. Horton, Inc. common stock, valued at $30.93 per share (the average closing price of D.R. Horton common stock for a period of ten trading days from December 4, 2001 to December 17, 2001); the payment of $168.7 million in cash; the assumption of $802.2 million of Schuler's debt, $238.2 million of which was paid at closing; the assumption of trade payables and other liabilities amounting to $200.0 million; and the assumption of $10.8 million of obligations to the Schuler entities' minority interest holders. Also, D.R. Horton issued options to purchase approximately 527,000 shares of D.R. Horton common stock to Schuler employees to replace outstanding Schuler stock options. The fair value of the options issued was $10.4 million and was recorded as additional capital. The intrinsic value of the unvested options issued was $7.8 million and was recorded as unearned compensation. The unearned compensation is being amortized over the remaining vesting period of the stock options.

The merger was treated as a purchase of Schuler by D.R. Horton for accounting purposes. Under this method, Schuler assets acquired and liabilities assumed were recorded on the Company's balance sheet at their fair market values as of February 21, 2002.

Schuler's results of operations from February 22, 2002 to March 31, 2002 are included in the Company's results of operations for the three and six months ended March 31, 2002.

The following unaudited pro forma combined condensed financial data for the three and six-month periods ending March 31, 2002 and 2001 are derived from the historical financial statements of D.R. Horton, Inc., Schuler, Fortress-Florida (acquired in May 2001), and Emerald Builders (acquired in July 2001). The unaudited pro forma combined condensed financial data give effect to the merger with Schuler and the acquisitions of Fortress-Florida and Emerald as if they had occurred at the beginning of each period presented. Pro forma adjustments to historical financial data include adjustments that we deem appropriate, reflecting items of recurring significance and which are factually supported based on currently available information.

The proforma adjustments include the estimated effects on net income of the recording of Schuler's inventory at fair value, net of income taxes, as follows:
$1.3 million for the three months ended March 31, 2002; $9.7 million for the three months ended March 31, 2001; $4.7 million for the six months ended March 31,2002; and $12.3 million for the six months ended March 31,2001.

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                                 MARCH 31, 2002



NOTE G - ACQUISITIONS - (CONTINUED)

The unaudited pro forma combined condensed financial data have been included for comparative purposes only and do not purport to show what the operating results would have been if the merger had been consummated as of the dates indicated and should not be construed as representative of future operating results.



                                                                   THREE MONTHS                   SIX MONTHS
                                                                 ENDED MARCH  31,               ENDED MARCH 31,
                                                          -----------------------------   -----------------------------
                                                              2002            2001            2002            2001
                                                          -------------   -------------   -------------   -------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues ..............................................   $   1,759,696   $   1,470,800   $   3,334,957   $   2,800,106
                                                          -------------   -------------   -------------   -------------


Income before cumulative effect of change in
     accounting principle .............................          92,468          79,122         189,209         149,093
Cumulative effect of change in accounting
     principle, net of income taxes ...................              --              --              --           2,136
                                                          -------------   -------------   -------------   -------------
     Net income .......................................   $      92,468   $      79,122   $     189,209   $     151,229
                                                          =============   =============   =============   =============

Basic earnings per common share:
     Income before cumulative effect of change
         in accounting principle ......................   $        0.63   $        0.55   $        1.30   $        1.03
     Cumulative effect of change in accounting
         principle, net of income taxes ...............              --              --              --            0.02
                                                          -------------   -------------   -------------   -------------
     Net income .......................................   $        0.63   $        0.55   $        1.30   $        1.05
                                                          =============   =============   =============   =============

Diluted earnings per common share:
     Income before cumulative effect of change in
         in accounting principle ......................   $        0.59   $        0.54   $        1.24   $        1.03
     Cumulative effect of change in accounting
         principle, net of income taxes ...............              --              --              --            0.01
                                                          -------------   -------------   -------------   -------------
     Net income .......................................   $        0.59   $        0.54   $        1.24   $        1.04
                                                          =============   =============   =============   =============

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                                 MARCH 31, 2002



NOTE H - SUMMARIZED FINANCIAL INFORMATION

The 7.875%, 8%, 8.375%, 9%, 9.375%, 10% and 10.5% Senior Notes, the 9.375%,
9.75% and 10.5% Senior Subordinated Notes, and the Zero Coupon Convertible Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's direct and indirect subsidiaries (Guarantor Subsidiaries), other than financial services subsidiaries and certain other inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned. In lieu of providing separate financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.


                           CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2002


                                                                                 NON-GUARANTOR
                                                                                  SUBSIDIARIES
                                                                              ----------------------
                                                      D.R.       GUARANTOR    FINANCIAL                INTERCOMPANY
                                                  HORTON, INC.  SUBSIDIARIES  SERVICES      OTHER      ELIMINATIONS      TOTAL
                                                  -----------   ------------  ---------    ---------   ------------    -----------
                                                                                 (IN THOUSANDS)

ASSETS
HOMEBUILDING:
   Cash and cash equivalents ..................   $        --    $  162,600   $      --    $  13,641    $        --    $   176,241
   Advances to/investments in subsidiaries ....     4,172,895        44,038          --        2,595     (4,219,528)            --
   Inventories ................................       620,202     3,499,536          --       81,760           (364)     4,201,134
   Property and equipment (net) ...............         9,813        53,814          --        4,909             --         68,536
   Earnest money deposits and other assets ....        93,322       260,711          --        9,914         (5,059)       358,888
   Excess of cost over net assets acquired
     (net) ....................................            --       564,005          --           --             --        564,005
                                                  -----------    ----------   ---------    ---------    -----------    -----------
                                                    4,896,232     4,584,704          --      112,819     (4,224,951)     5,368,804
                                                  -----------    ----------   ---------    ---------    -----------    -----------
FINANCIAL SERVICES:
   Cash and cash equivalents ..................            --            --      13,485           --             --         13,485
   Mortgage loans held for sale ...............            --            --     202,323           --             --        202,323
   Other assets ...............................            --            --      12,042           --             --         12,042
                                                  -----------    ----------   ---------    ---------    -----------    -----------
                                                           --            --     227,850           --             --        227,850
                                                  -----------    ----------   ---------    ---------    -----------    -----------
   TOTAL ASSETS ...............................   $ 4,896,232    $4,584,704   $ 227,850    $ 112,819    $(4,224,951)   $ 5,596,654
                                                  ===========    ==========   =========    =========    ===========    ===========

LIABILITIES & EQUITY
HOMEBUILDING:
   Accounts payable and other liabilities .....   $   175,090    $  447,696   $      --    $   7,173    $       (27)   $   629,932
   Advances from parent/subsidiaries ..........            --     2,917,034          --       44,554     (2,961,588)            --
   Notes payable ..............................     2,682,411        30,664          --       40,154         (5,032)     2,748,197
                                                  -----------    ----------   ---------    ---------    -----------    -----------
                                                    2,857,501     3,395,394          --       91,881     (2,966,647)     3,378,129
                                                  -----------    ----------   ---------    ---------    -----------    -----------
FINANCIAL SERVICES:
   Accounts payable and other liabilities .....            --            --       9,750           --             --          9,750
   Advances from parent/subsidiaries ..........            --            --      10,624           --        (10,624)            --
   Notes payable ..............................            --            --     148,157           --             --        148,157
                                                  -----------    ----------   ---------    ---------    -----------    -----------
                                                           --            --     168,531           --        (10,624)       157,907
                                                                 ----------   ---------    ---------    -----------    -----------
   TOTAL LIABILITIES ..........................     2,857,501     3,395,394     168,531       91,881     (2,977,271)     3,536,036
                                                  -----------    ----------   ---------    ---------    -----------    -----------

   Minority interests .........................            --            --          17       21,870             --         21,887
                                                  -----------    ----------   ---------    ---------    -----------    -----------

   Common stock ...............................           975            45         (26)       6,155         (6,174)           975
   Additional capital .........................     1,346,697       352,245       2,917       28,484       (383,646)     1,346,697
   Retained earnings ..........................       698,519       837,020      56,411      (35,571)      (857,860)       698,519
   Unearned compensation ......................        (7,460)           --          --           --             --         (7,460)
                                                  -----------    ----------   ---------    ---------    -----------    -----------
                                                    2,038,731     1,189,310      59,302         (932)    (1,247,680)     2,038,731
                                                  -----------    ----------   ---------    ---------    -----------    -----------
   TOTAL LIABILITIES & EQUITY .................   $ 4,896,232    $4,584,704   $ 227,850    $ 112,819    $(4,224,951)   $ 5,596,654
                                                  ===========    ==========   =========    =========    ===========    ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED) - (CONTINUED)

NOTE H - SUMMARIZED FINANCIAL INFORMATION (CONTINUED)




                           CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2001


                                                                                    NON-GUARANTOR
                                                                                    SUBSIDIARIES
                                                                               ------------------------
                                                        D.R.      GUARANTOR    FINANCIAL                  INTERCOMPANY
                                                    HORTON, INC. SUBSIDIARIES  SERVICES       OTHER       ELIMINATIONS      TOTAL
                                                    ------------ ------------  ---------    -----------   ------------    ----------
                                                                                   (IN THOUSANDS)

ASSETS
HOMEBUILDING:
   Cash and cash equivalents .....................   $       --   $  230,481   $      --    $     1,824    $        --    $  232,305
   Advances to/investments in  subsidiaries ......    2,493,783       74,241          --             --     (2,568,024)           --
   Inventories ...................................      564,593    2,212,933          --         27,230           (379)    2,804,377
   Property and equipment (net) ..................        8,114       39,823          --          5,159             --        53,096
   Earnest money deposits and other assets .......       39,978      140,436          --         10,793         (9,548)      181,659
   Excess of cost over net assets acquired
     (net) .......................................           --      136,223          --             --             --       136,223
                                                     ----------   ----------   ---------    -----------    -----------    ----------
                                                      3,106,468    2,834,137          --         45,006     (2,577,951)    3,407,660
                                                     ----------   ----------   ---------    -----------    -----------    ----------

FINANCIAL SERVICES:
   Cash and cash equivalents .....................           --           --       6,975             --             --         6,975
   Mortgage loans held for sale ..................           --           --     222,818             --             --       222,818
   Other assets ..................................           --           --      14,737             --             --        14,737
                                                     ----------   ----------   ---------    -----------    -----------    ----------
                                                             --           --     244,530             --             --       244,530
                                                                  ----------   ---------    -----------    -----------    ----------
     TOTAL ASSETS ................................   $3,106,468   $2,834,137   $ 244,530    $    45,006    $(2,577,951)   $3,652,190
                                                     ==========   ==========   =========    ===========    ===========    ==========

LIABILITIES & EQUITY
HOMEBUILDING:
   Accounts payable and other liabilities ........   $  191,596   $  304,486   $      --    $     2,552    $       (58)   $  498,576
   Advances from parent/subsidiaries .............           --    1,944,796          --         28,367     (1,973,163)           --
   Notes payable .................................    1,664,625       37,064          --          9,489         (9,489)    1,701,689
                                                     ----------   ----------   ---------    -----------    -----------    ----------
                                                      1,856,221    2,286,346          --         40,408     (1,982,710)    2,200,265
                                                     ----------   ----------   ---------    -----------    -----------    ----------
FINANCIAL SERVICES:
   Accounts payable and other liabilities ........           --           --      10,173             --             --        10,173
   Advances from parent/subsidiaries .............           --           --      13,748             --        (13,748)           --
   Notes payable .................................           --           --     182,641             --             --       182,641
                                                     ----------   ----------   ---------    -----------    -----------    ----------
                                                             --           --     206,562             --        (13,748)      192,814
                                                     ----------   ----------   ---------    -----------    -----------    ----------
   TOTAL LIABILITIES .............................    1,856,221    2,286,346     206,562         40,408     (1,996,458)    2,393,079
                                                     ----------   ----------   ---------    -----------    -----------    ----------

   Minority interests ............................           --           --          10          8,854             --         8,864
                                                     ----------   ----------   ---------    -----------    -----------    ----------

   Common stock ..................................          769            1           6          6,155         (6,162)          769
   Additional capital ............................      704,842       84,612       2,299         10,129        (97,040)      704,842
   Retained earnings .............................      544,636      463,178      35,653        (20,540)      (478,291)      544,636
                                                     ----------   ----------   ---------    -----------    -----------    ----------
                                                      1,250,247      547,791      37,958         (4,256)      (581,493)    1,250,247
                                                     ----------   ----------   ---------    -----------    -----------    ----------
   TOTAL LIABILITIES & EQUITY ....................   $3,106,468   $2,834,137   $ 244,530    $    45,006    $(2,577,951)   $3,652,190
                                                     ==========   ==========   =========    ===========    ===========    ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED) - (CONTINUED)

NOTE H - SUMMARIZED FINANCIAL INFORMATION (CONTINUED)



                        CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2002


                                                                                NON-GUARANTOR
                                                                                SUBSIDIARIES
                                                                          -------------------------
                                              D.R.         GUARANTOR       FINANCIAL                   INTERCOMPANY
                                          HORTON, INC.    SUBSIDIARIES     SERVICES        OTHER       ELIMINATIONS       TOTAL
                                          ------------    ------------    ------------    ---------    ------------    -----------
                                                                               (IN THOUSANDS)
HOMEBUILDING:
 Revenues:
      Home sales ......................   $    222,514    $  1,284,294    $         --    $  27,549    $         --    $ 1,534,357
      Land/lot sales ..................            799          41,044              --           --              --         41,843
                                          ------------    ------------    ------------    ---------    ------------    -----------
                                               223,313       1,325,338              --       27,549              --      1,576,200
                                          ------------    ------------    ------------    ---------    ------------    -----------
 Cost of sales:
      Home sales ......................        173,909       1,061,771              --       23,201             (39)     1,258,842
      Land/lot sales ..................           (254)         36,457              --           --              --         36,203
                                          ------------    ------------    ------------    ---------    ------------    -----------
                                               173,655       1,098,228              --       23,201             (39)     1,295,045
                                          ------------    ------------    ------------    ---------    ------------    -----------
 Gross profit:
      Home sales ......................         48,605         222,523              --        4,348              39        275,515
      Land/lot sales ..................          1,053           4,587              --           --              --          5,640
                                          ------------    ------------    ------------    ---------    ------------    -----------
                                                49,658         227,110              --        4,348              39        281,155

 Selling, general and administrative
   expense ............................         42,449         103,512              --        2,012           1,521        149,494
 Interest expense .....................          1,873             689              --            1              --          2,563
 Other expense (income) ...............       (136,954)         (1,067)             --        1,598         133,997         (2,426)
                                          ------------    ------------    ------------    ---------    ------------    -----------
                                               142,290         123,976              --          737        (135,479)       131,524
                                          ------------    ------------    ------------    ---------    ------------    -----------
FINANCIAL SERVICES:
 Revenues .............................             --              --          23,865           --              --         23,865
 Selling, general and administrative
   expense ............................             --              --          16,439           --          (1,521)        14,918
 Interest expense .....................             --              --             999           --              --            999
 Other (income) .......................             --              --          (2,818)          --              --         (2,818)
                                          ------------    ------------    ------------    ---------    ------------    -----------
                                                    --              --           9,245           --           1,521         10,766
                                          ------------    ------------    ------------    ---------    ------------    -----------
 Income before income taxes ...........        142,290         123,976           9,245          737        (133,958)       142,290
 Provision for income taxes ...........         53,359          46,491           3,467          277         (50,235)        53,359
                                          ------------    ------------    ------------    ---------    ------------    -----------
 Net income ...........................   $     88,931    $     77,485    $      5,778    $     460    $    (83,723)   $    88,931
                                          ============    ============    ============    =========    ============    ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED) - (CONTINUED)

NOTE H - SUMMARIZED FINANCIAL INFORMATION (CONTINUED)



                        CONSOLIDATING STATEMENT OF INCOME
                         SIX MONTHS ENDED MARCH 31, 2002


                                                                                 NON-GUARANTOR
                                                                                 SUBSIDIARIES
                                                                           ------------------------
                                                D.R.        GUARANTOR      FINANCIAL                  INTERCOMPANY
                                             HORTON, INC.  SUBSIDIARIES     SERVICES        OTHER     ELIMINATIONS       TOTAL
                                             -----------   ------------    -----------    ---------   ------------    -----------
                                                                                (IN THOUSANDS)

HOMEBUILDING:
   Revenues:
      Home sales .........................   $   401,551    $ 2,222,539    $        --    $  36,005    $        --    $ 2,660,095
      Land/lot sales .....................         1,460         49,613             --           --             --         51,073
                                             -----------    -----------    -----------    ---------    -----------    -----------
                                                 403,011      2,272,152             --       36,005             --      2,711,168
                                             -----------    -----------    -----------    ---------    -----------    -----------
   Cost of sales:
      Home sales .........................       318,327      1,809,962             --       29,666           (215)     2,157,740
      Land/lot sales .....................           505         43,605             --           --             --         44,110
                                             -----------    -----------    -----------    ---------    -----------    -----------
                                                 318,832      1,853,567             --       29,666           (215)     2,201,850
                                             -----------    -----------    -----------    ---------    -----------    -----------
   Gross profit:
      Home sales .........................        83,224        412,577             --        6,339            215        502,355
      Land/lot sales .....................           955          6,008             --           --             --          6,963
                                             -----------    -----------    -----------    ---------    -----------    -----------
                                                  84,179        418,585             --        6,339            215        509,318

   Selling, general and  administrative
      expense ............................        73,045        188,453             --        3,307          3,106        267,911
   Interest expense ......................         2,911            846             --           12            (10)         3,759
   Other expense (income) ................      (251,552)        (1,874)            --        6,389        247,183            146
                                             -----------    -----------    -----------    ---------    -----------    -----------
                                                 259,775        231,160             --       (3,369)      (250,064)       237,502
                                             -----------    -----------    -----------    ---------    -----------    -----------

FINANCIAL SERVICES:
   Revenues ..............................            --             --         48,787           --             --         48,787
   Selling, general and administrative
      expense ............................            --             --         33,147           --         (3,106)        30,041
   Interest expense ......................            --             --          2,335           --             --          2,335
   Other (income) ........................            --             --         (5,862)          --             --         (5,862)
                                             -----------    -----------    -----------    ---------    -----------    -----------
                                                      --             --         19,167           --          3,106         22,273
                                             -----------    -----------    -----------    ---------    -----------    -----------
   Income before income taxes ............       259,775        231,160         19,167       (3,369)      (246,958)       259,775
   Provision for income taxes ............        97,416         86,685          7,188       (1,263)       (92,610)        97,416
                                             -----------    -----------    -----------    ---------    -----------    -----------
   Net income ............................   $   162,359    $   144,475    $    11,979    $  (2,106)   $  (154,348)   $   162,359
                                             ===========    ===========    ===========    =========    ===========    ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED) - (CONTINUED)

NOTE H - SUMMARIZED FINANCIAL INFORMATION (CONTINUED)



                        CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2001


                                                                                 NON-GUARANTOR
                                                                                 SUBSIDIARIES
                                                                           --------------------------
                                                 D.R.       GUARANTOR      FINANCIAL                    INTERCOMPANY
                                             HORTON, INC.  SUBSIDIARIES     SERVICES        OTHER       ELIMINATIONS       TOTAL
                                             -----------   ------------    -----------    -----------   ------------    -----------
                                                                                (IN THOUSANDS)

HOMEBUILDING:
   Revenues:
      Home sales .........................   $   156,304    $   693,224    $        --    $     4,047    $        --    $   853,575
      Land/lot sales .....................        10,371         28,461             --             --             --         38,832
                                             -----------    -----------    -----------    -----------    -----------    -----------
                                                 166,675        721,685             --          4,047             --        892,407
                                             -----------    -----------    -----------    -----------    -----------    -----------
   Cost of sales:
      Home sales .........................       125,753        554,278             --          2,840           (111)       682,760
      Land/lot sales .....................         7,486         23,161             --             --             --         30,647
                                             -----------    -----------    -----------    -----------    -----------    -----------
                                                 133,239        577,439             --          2,840           (111)       713,407
                                             -----------    -----------    -----------    -----------    -----------    -----------
   Gross profit:
      Home sales .........................        30,551        138,946             --          1,207            111        170,815
      Land/lot sales .....................         2,885          5,300             --             --             --          8,185
                                             -----------    -----------    -----------    -----------    -----------    -----------
                                                  33,436        144,246             --          1,207            111        179,000

   Selling, general and administrative
      expense ............................        21,939         69,075             --          2,200            887         94,101
   Interest expense ......................         1,579             42             --             74            (72)         1,623
   Other expense (income) ................       (72,611)          (413)            --          2,479         76,229          5,684
                                             -----------    -----------    -----------    -----------    -----------    -----------
                                                  82,529         75,542             --         (3,546)       (76,933)        77,592
                                             -----------    -----------    -----------    -----------    -----------    -----------

FINANCIAL SERVICES:
   Revenues ..............................            --             --         14,429             --             --         14,429
   Selling, general and administrative
      expense ............................            --             --         10,717             --           (887)         9,830
   Interest expense ......................            --             --            875             --             --            875
   Other (income) ........................            --             --         (1,213)            --             --         (1,213)
                                             -----------    -----------    -----------    -----------    -----------    -----------
                                                      --             --          4,050             --            887          4,937
                                             -----------    -----------    -----------    -----------    -----------    -----------
   Income before income taxes ............        82,529         75,542          4,050         (3,546)       (76,046)        82,529
   Provision for income taxes ............        30,948         28,328          1,519         (1,330)       (28,517)        30,948
                                             -----------    -----------    -----------    -----------    -----------    -----------
   Net income ............................   $    51,581    $    47,214    $     2,531    $    (2,216)   $   (47,529)   $    51,581
                                             ===========    ===========    ===========    ===========    ===========    ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED) - (CONTINUED)

NOTE H - SUMMARIZED FINANCIAL INFORMATION (CONTINUED)



                        CONSOLIDATING STATEMENT OF INCOME
                         SIX MONTHS ENDED MARCH 31, 2001


                                                                                    NON-GUARANTOR
                                                                                    SUBSIDIARIES
                                                                               ----------------------
                                                    D.R.        GUARANTOR      FINANCIAL                INTERCOMPANY
                                                 HORTON, INC.  SUBSIDIARIES    SERVICES       OTHER     ELIMINATIONS      TOTAL
                                                 -----------   ------------    ---------    ---------   ------------    -----------
                                                                                   (IN THOUSANDS)
HOMEBUILDING:
   Revenues:
      Home sales .............................   $   275,503    $ 1,421,997    $      --    $  12,152    $        --    $ 1,709,652
      Land/lot sales .........................        16,609         39,700           --           --             --         56,309
                                                 -----------    -----------    ---------    ---------    -----------    -----------
                                                     292,112      1,461,697           --       12,152             --      1,765,961
                                                 -----------    -----------    ---------    ---------    -----------    -----------
   Cost of sales:
      Home sales .............................       222,314      1,141,634           --        8,968           (257)     1,372,659
      Land/lot sales .........................        12,274         31,805           --           --             --         44,079
                                                 -----------    -----------    ---------    ---------    -----------    -----------
                                                     234,588      1,173,439           --        8,968           (257)     1,416,738
                                                 -----------    -----------    ---------    ---------    -----------    -----------
   Gross profit:
      Home sales .............................        53,189        280,363           --        3,184            257        336,993
      Land/lot sales .........................         4,335          7,895           --           --             --         12,230
                                                 -----------    -----------    ---------    ---------    -----------    -----------
                                                      57,524        288,258           --        3,184            257        349,223

   Selling, general and administrative
     expense .................................        42,155        137,772           --        4,321          1,751        185,999
   Interest expense ..........................         4,435             90           --          182           (178)         4,529
   Other expense (income) ....................      (147,956)        (1,212)          --        3,561        154,605          8,998
                                                 -----------    -----------    ---------    ---------    -----------    -----------
                                                     158,890        151,608           --       (4,880)      (155,921)       149,697
                                                 -----------    -----------    ---------    ---------    -----------    -----------

FINANCIAL SERVICES:
   Revenues ..................................            --             --       28,538           --             --         28,538
   Selling, general and administrative
     expense .................................            --             --       21,718           --         (1,751)        19,967
   Interest expense ..........................            --             --        2,007           --             --          2,007
   Other (income) ............................            --             --       (2,629)          --             --         (2,629)
                                                 -----------    -----------    ---------    ---------    -----------    -----------
                                                          --             --        7,442           --          1,751          9,193
                                                 -----------    -----------    ---------    ---------    -----------    -----------
   Income before income taxes ................       158,890        151,608        7,442       (4,880)      (154,170)       158,890
   Provision for income taxes ................        59,584         56,853        2,791       (1,830)       (57,814)        59,584
                                                 -----------    -----------    ---------    ---------    -----------    -----------
   Income before cumulative effect of change
      in accounting principle ................        99,306         94,755        4,651       (3,050)       (96,356)        99,306
   Cumulative effect of change in accounting
      principle, net of income taxes .........         2,136             --           --           --             --          2,136
                                                 -----------    -----------    ---------    ---------    -----------    -----------
   Net income ................................   $   101,442    $    94,755    $   4,651    $  (3,050)   $   (96,356)   $   101,442
                                                 ===========    ===========    =========    =========    ===========    ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED) - (CONTINUED)

NOTE H - SUMMARIZED FINANCIAL INFORMATION (CONTINUED)



                      CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED MARCH 31, 2002


                                                                                        NON-GUARANTOR
                                                                                        SUBSIDIARIES
                                                                                    --------------------
                                                             D.R.      GUARANTOR    FINANCIAL              INTERCOMPANY
                                                       HORTON, INC.  SUBSIDIARIES   SERVICES     OTHER     ELIMINATIONS     TOTAL
                                                       ------------  ------------   ---------   --------   ------------   ---------
                                                                                     (IN THOUSANDS)

OPERATING ACTIVITIES
    Net income ......................................   $ 162,359    $   144,475    $ 11,979    $ (2,106)  $  (154,348)   $ 162,359
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation and amortization ................       1,728          8,404         678         214            --       11,024
       Amortization of debt premiums and fees .......       4,476             --          --          --            --        4,476
       Changes in operating assets and liabilities:
          Increase in inventories ...................     (56,648)       (18,539)         --     (40,844)          (15)    (116,046)
          (Increase) decrease in earnest money
             deposits and other assets ..............     (24,378)       (19,820)      2,716         379        (4,489)     (45,592)
          Decrease in mortgage loans held for sale ..          --             --      20,495          --            --       20,495
          Increase (decrease) in accounts payable
             and other liabilities ..................     (47,192)       (67,646)       (416)     17,637            31      (97,586)
                                                        ---------    -----------    --------    --------   -----------    ---------
    Net cash provided by (used in) operating
       activities ...................................      40,345         46,874      35,452     (24,720)     (158,821)     (60,870)
                                                        ---------    -----------    --------    --------   -----------    ---------
INVESTING ACTIVITIES
    Net (purchases) dispositions of property and
       equipment ....................................      (3,055)       (12,007)       (699)         36            --      (15,725)
    Distributions from venture capital entities .....          --             --          --         500            --          500
    Net cash paid for acquisitions ..................          --       (152,573)         --          --            --     (152,573)
                                                        ---------    -----------    --------    --------   -----------    ---------
    Net cash provided by (used in) investing
       activities ...................................      (3,055)      (164,580)       (699)        536            --     (167,798)
                                                        ---------    -----------    --------    --------   -----------    ---------
FINANCING ACTIVITIES
    Net change in notes payable .....................     472,144       (260,634)    (34,484)     (4,457)        4,457      177,026
    Increase (decrease) in intercompany payables ....    (511,522)       450,349       6,241      40,458        14,474           --
    Proceeds from stock associated with certain
       employee benefit plans .......................         855             --          --          --            --          855
    Proceeds from exercise of stock options .........       9,709             --          --          --            --        9,709
    Cash dividends/distributions paid ...............      (8,476)      (139,890)         --          --       139,890       (8,476)
                                                        ---------    -----------    --------    --------   -----------    ---------
    Net cash provided by (used in) financing
       activities ...................................     (37,290)        49,825     (28,243)     36,001       158,821      179,114
                                                        ---------    -----------    --------    --------   -----------    ---------
Increase (decrease) in cash .........................          --        (67,881)      6,510      11,817            --      (49,554)
Cash at beginning of period .........................          --        230,481       6,975       1,824            --      239,280
                                                        ---------    -----------    --------    --------   -----------    ---------
Cash at end of period ...............................   $      --    $   162,600    $ 13,485    $ 13,641   $        --    $ 189,726
                                                        =========    ===========    ========    ========   ===========    =========

                       D.R. HORTON, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED) - (CONTINUED)

NOTE H - SUMMARIZED FINANCIAL INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED MARCH 31, 2001


                                                                                       NON-GUARANTOR
                                                                                       SUBSIDIARIES
                                                                                    -------------------
                                                          D.R.       GUARANTOR      FINANCIAL              INTERCOMPANY
                                                      HORTON, INC.  SUBSIDIARIES    SERVICES    OTHER      ELIMINATIONS     TOTAL
                                                      ------------  ------------    ---------   -------    ------------   ---------
                                                                                      (IN THOUSANDS)

OPERATING ACTIVITIES
   Net income ......................................   $ 101,442    $     94,755    $  4,651    $(3,050)   $   (96,356)   $ 101,442
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization ................         899          10,222         608        243             --       11,972
      Amortization of debt premiums and fees .......       1,165              --          --         --             --        1,165
      Changes in operating assets and liabilities:
         (Increase) decrease in inventories ........     (74,649)       (217,017)         --      2,594             20     (289,052)
         (Increase) decrease in earnest money
            deposits and other assets ..............      (1,497)        (23,194)     (2,014)     1,621            179      (24,905)
         Increase in mortgage loans held for sale ..          --              --      (9,527)        --             --       (9,527)
         Increase (decrease) in accounts payable
            and other liabilities ..................      (2,911)        (75,599)     (1,794)     2,518         60,202      (17,584)
                                                       ---------    ------------    --------    -------    -----------    ---------
   Net cash provided by (used in) operating
      activities ...................................      24,449        (210,833)     (8,076)     3,926        (35,955)    (226,489)
                                                       ---------    ------------    --------    -------    -----------    ---------
INVESTING ACTIVITIES
   Net purchases of property and equipment .........      (1,268)         (7,477)     (1,175)      (436)            --      (10,356)
   Investments in venture capital entities .........          --              --          --     (2,022)            --       (2,022)
   Net cash paid for acquisitions ..................          --          (1,318)         --         --             --       (1,318)
                                                       ---------    ------------    --------    -------    -----------    ---------
   Net cash used in investing activities ...........      (1,268)         (8,795)     (1,175)    (2,458)            --      (13,696)
                                                       ---------    ------------    --------    -------    -----------    ---------
FINANCING ACTIVITIES
   Net change in notes payable .....................     310,262         (21,665)      3,993     (1,831)         1,830      292,589
   Increase (decrease) in intercompany payables ....    (314,446)        392,565       4,402       (146)       (82,375)          --
   Proceeds from stock associated with certain
      employee benefit plans .......................          73              --          --         --             --           73
   Proceeds from exercise of stock options .........       7,251              --          --         --             --        7,251
   Cash dividends/distributions paid ...............      (6,106)       (114,500)     (2,000)        --        116,500       (6,106)
                                                       ---------    ------------    --------    -------    -----------    ---------
   Net cash provided by (used in) financing
      activities ...................................      (2,966)        256,400       6,395     (1,977)        35,955      293,807
                                                       ---------    ------------    --------    -------    -----------    ---------
Increase (decrease) in cash ........................      20,215          36,772      (2,856)      (509)            --       53,622
Cash at beginning of period ........................      20,397          40,349      10,727      1,052             --       72,525
                                                       ---------    ------------    --------    -------    -----------    ---------
Cash at end of period ..............................   $  40,612    $     77,121    $  7,871    $   543    $        --    $ 126,147
                                                       =========    ============    ========    =======    ===========    =========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONSOLIDATED

D. R. Horton, Inc. and subsidiaries (the "Company") conduct homebuilding activities in 21 states and 42 markets through its 50 homebuilding divisions. Through its financial services segment, the Company also provides mortgage banking and title agency services in many of these same markets.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Consolidated revenues for the three months ended March 31, 2002, increased 76.4%, to $1,600.1 million, from $906.8 million for the comparable period of 2001, due to increases in both homebuilding and financial services revenues. $492.6 million of the increase in homebuilding revenues was attributable to revenues generated by Fortress-Florida, acquired in May 2001, Emerald Builders, acquired in July 2001, and Schuler, acquired in February 2002.

Income before income taxes for the three months ended March 31, 2002, increased 72.4%, to $142.3 million, from $82.5 million for the comparable period of 2001. As a percentage of revenues, income before income taxes for the three months ended March 31, 2002, decreased 0.2 percentage points, to 8.9%, from 9.1% for the comparable period of 2001, primarily due to the effects of purchase accounting adjustments related to the Schuler acquisition, offset by fixed costs leverage achieved by the large amount of home closings generated by the Schuler operating divisions after the February 21, 2002 merger.

The consolidated provision for income taxes increased 72.4%, to $53.4 million for the three months ended March 31, 2002, from $30.9 million for the same period of 2001, due to the corresponding increase in income before income taxes. The effective income tax rate was 37.5% for both periods.

SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001

Consolidated revenues for the six months ended March 31, 2002, increased 53.8%, to $2,760.0 million, from $1,794.5 million for the comparable period of 2001, primarily due to increases in home sales revenues. $591.8 million of the increase in homebuilding revenues was attributable to revenues generated by the acquisitions of Fortress-Florida, Emerald Builders and Schuler.

Income before income taxes for the six months ended March 31, 2002, increased 63.5%, to $259.8 million, from $158.9 million for the comparable period of 2001. As a percentage of revenues, income before income taxes for the six months ended March 31, 2002, increased 0.5 percentage points, to 9.4%, from 8.9% for the comparable period of 2001, primarily due to the reduction in homebuilding selling, general and administrative (SG&A) expenses as a percentage of revenues.

The consolidated provision for income taxes increased 63.5%, to $97.4 million for the six months ended March 31, 2002, from $59.6 million for the same period of 2001, due to the corresponding increase in income before income taxes. The effective income tax rate was 37.5% for both periods.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - HOMEBUILDING

The following tables set forth certain operating and financial data for the Company's homebuilding activities:


                                                                      PERCENTAGES OF HOMEBUILDING REVENUES
                                                          ----------------------------------------------------------------
                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     MARCH 31,                         MARCH 31,
                                                          ------------------------------     -----------------------------
                                                              2002             2001             2002             2001
                                                          ------------      ------------     ------------     ------------
Costs and expenses:
     Cost of sales ...................................            82.2%             79.9%            81.2%            80.2%
     Selling, general and administrative expense .....             9.5              10.6              9.9             10.5
     Interest expense ................................             0.2               0.2              0.1              0.3
                                                          ------------      ------------     ------------     ------------
Total costs and expenses .............................            91.9              90.7             91.2             91.0
Other (income) expense ...............................            (0.2)              0.6              0.0              0.5
                                                          ------------      ------------     ------------     ------------
Income before income taxes ...........................             8.3%              8.7%             8.8%             8.5%
                                                          ============      ============     ============     ============


HOMES CLOSED                    THREE MONTHS ENDED MARCH 31,                           SIX MONTHS ENDED MARCH 31,
                       -------------------------------------------------   -------------------------------------------------
                                2002                      2001                     2002                       2001
                       -----------------------   -----------------------   -----------------------   -----------------------
                          HOMES                    HOMES                      HOMES                     HOMES
                         CLOSED      REVENUES     CLOSED       REVENUES      CLOSED      REVENUES      CLOSED      REVENUES
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                       ($'S IN MILLIONS)                                  ($'S IN MILLIONS)
MID-ATLANTIC .......          633   $    138.6          630   $    139.5        1,228   $    263.7        1,225   $    273.5
MIDWEST ............          388         95.4          386         89.7          851        214.1          874        208.4
SOUTHEAST ..........          790        135.7          593        104.5        1,678        290.6        1,158        204.7
SOUTHWEST ..........        2,338        403.9        1,886        314.3        4,909        836.5        3,678        602.8
WEST ...............        2,490        760.8          835        205.6        3,664      1,055.2        1,685        420.3
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                            6,639   $  1,534.4        4,330   $    853.6       12,330   $  2,660.1        8,620   $  1,709.7
                       ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========




NET NEW SALES CONTRACTS               THREE MONTHS ENDED MARCH 31,                        SIX MONTHS ENDED MARCH 31,
                           -------------------------------------------------   -------------------------------------------------
                                     2002                     2001                      2002                      2001
                           -----------------------   -----------------------   -----------------------   -----------------------
                             HOMES                     HOMES                      HOMES                    HOMES
                             SOLD           $          SOLD           $           SOLD          $          SOLD           $
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                           ($'S IN MILLIONS)                                   ($'S IN MILLIONS)
Mid-Atlantic .......              883   $    182.6          860   $    184.3        1,511   $    310.7        1,410   $    312.7
MIDWEST ............              463        117.4          595        155.6          851        214.3          921        235.6
SOUTHEAST ..........              969        158.4          850        154.0        1,704        276.7        1,398        252.0
SOUTHWEST ..........            3,685        613.9        2,795        453.4        6,017        993.2        4,474        731.1
WEST ...............            2,617        761.1        1,612        408.6        3,678      1,060.0        2,738        724.7
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                8,617   $  1,833.4        6,712   $  1,355.9       13,761   $  2,854.9       10,941   $  2,256.1
                           ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========


SALES CONTRACT BACKLOG         MARCH 31, 2002                   MARCH 31, 2001
                          --------------------------    --------------------------
                            HOMES            $             HOMES           $
                          -----------    -----------    -----------    -----------
                                            ($'S IN MILLIONS)
MID-ATLANTIC .........          1,105    $     237.4          1,008    $     246.8
MIDWEST ..............            918          263.0            947          252.7
SOUTHEAST ............          1,490          239.6          1,227          225.0
SOUTHWEST ............          5,410          910.2          3,985          679.8
WEST .................          3,475        1,013.5          2,542          679.0
                          -----------    -----------    -----------    -----------
                               12,398    $   2,663.7          9,709    $   2,083.3
                          ===========    ===========    ===========    ===========

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

    MIDWEST          Chicago, Louisville and Minneapolis/St. Paul

    SOUTHEAST        Atlanta, Birmingham, Fort Myers/Naples, Jacksonville,
                     Miami/West Palm Beach and Orlando

    SOUTHWEST        Albuquerque, Austin, Dallas, Fort Worth, Houston, Killeen,
                     Phoenix, San Antonio and Tucson

    WEST Colorado Springs, Denver, Hawaii, Las Vegas, Los Angeles, Portland, Sacramento, San Francisco Bay Area, Salt Lake City, San Diego and Seattle

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Revenues from homebuilding activities increased 76.6%, to $1,576.2 million (6,639 homes closed) for the three months ended March 31, 2002, from $892.4 million (4,330 homes closed) for the comparable period of 2001. Revenues from home sales increased in four of the Company's five market regions, with percentage increases ranging from 6.3% in the Midwest region to 270.1% in the West. Home sales revenues declined 0.6% in the Mid-Atlantic region. The increases in total homebuilding revenues and revenues from home sales were due to strong housing demand throughout the majority of the Company's markets, the acquisitions of Fortress-Florida and Emerald Builders during fiscal 2001, and the merger with Schuler in February 2002. In divisions where the Company operated throughout both periods, home sales revenues increased 22.8%, to $1,041.7 million (4,978 homes closed) for the three months ended March 31, 2002, from $848.5 million (4,311 homes closed) for the comparable period of 2001.

The average selling price of homes closed during the three months ended March 31, 2002 was $231,100, up 17.3% from $197,100 for the same period in 2001. The increase in average selling price was due primarily to the Schuler acquisition. Schuler's operations are concentrated on the West Coast and in Hawaii, where average home selling prices are significantly higher than in the rest of the United States.

The value of net new sales contracts increased 35.2% to $1,833.4 million (8,617 homes) for the three months ended March 31, 2002, from $1,355.9 million (6,712 homes) for the same period of 2001. The number of net new sales contracts increased in four of the Company's five market regions, with percentage increases ranging from 2.7% in the Mid-Atlantic region to 62.3% in the West region. The number of net new sales contracts declined 22.2% in the Midwest region. In divisions where the Company operated throughout both periods, the value of net new sales contracts increased 5.4%, to $1,425.5 million (6,959 homes) for the three months ended March 31, 2002, from $1,351.9 million (6,696 homes) for the comparable period of 2001. The average price of a net new sales contract in the three months ended March 31, 2002 was $212,800, up 5.3% from the $202,000 average in the comparable period of 2001. The increase in average selling price was primarily due to the effect of the Schuler acquisition.

At March 31, 2002, the value of the Company's backlog of sales contracts was $2,663.7 million (12,398 homes), up 27.9% from $2,083.3 million (9,709 homes) at
March 31, 2001. In divisions where the Company operated throughout both periods, the Company's sales contracts in backlog increased 0.8%, to 9,775 homes (valued at $2,064.2 million), from 9,697 homes (valued at $2,080.5 million) at March 31, 2001. The average sales price of homes in sales backlog was $214,800 at March 31, 2002, essentially unchanged from the average price at March 31, 2001.

Cost of sales increased by 81.5%, to $1,295.0 million for the three months ended March 31, 2002, from $713.4 million for the comparable period of 2001. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues increased
2.0 percentage points, to 82.0% for the three months ended March 31, 2002, from 80.0% for the comparable period of 2001, due primarily to $33.6 million in charges related to the Schuler acquisition, the majority of which was a result of recording Schuler's inventory at fair value on the acquisition date. The increase in cost of home sales as a percentage of revenues was the primary cause of the 2.3 percentage point increase in total homebuilding cost of sales as a percentage of total homebuilding revenues, to 82.2% in the three months ended March 31, 2002, from 79.9% in the comparable period of 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 58.9%, to $149.5 million in the three months ended March 31, 2002, from $94.1 million in the comparable period of 2001. As a percentage of homebuilding revenues, SG&A expenses decreased to 9.5% for the three months ended March 31, 2002, from 10.6% for the comparable period of 2001, due primarily to the fixed costs leverage achieved by the large amount of home closings revenues generated by the Schuler operating divisions between the Schuler acquisition date, February 21, 2002, and the end of the quarter.

Interest expense associated with homebuilding activities increased to $2.6 million in the three months ended March 31, 2002, from $1.6 million in the comparable period of 2001. As a percentage of homebuilding revenues, homebuilding interest expense was 0.2% for the three months ended March 31, 2002, unchanged from the comparable period of 2001. During both periods, the Company expensed the portion of incurred interest and other financing costs which could not be charged to inventory. The Company follows a policy of capitalizing interest only on inventory under construction or development. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other income associated with homebuilding activities was $2.4 million in the three months ended March 31, 2002, compared to other expense of $5.7 million in the comparable period of 2001. The income in the three months ended March 31, 2002 is primarily due to an increase in the fair value of the Company's interest rate swap agreements during the quarter. During the year-ago quarter, the expense was primarily due to a decrease in the fair value of the same interest rate swap agreements and an adjustment to the carrying value of the Company's investments in venture capital entities.

SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001

Revenues from homebuilding activities increased 53.5%, to $2,711.2 million (12,330 homes closed) for the six months ended March 31, 2002, from $1,766.0 million (8,620 homes closed) for the comparable period of 2001. Revenues from home sales increased in four of the Company's five market regions, with percentage increases ranging from 2.7% in the Midwest region to 151.1% in the West region. Revenues from homebuilding activities declined 3.6% in the Mid-Atlantic region. The increases in total homebuilding revenues and revenues from home sales were due to strong housing demand throughout the majority of the Company's markets, and the acquisitions of Fortress-Florida, Emerald Builders and Schuler. In divisions where the Company operated throughout both periods, home sales revenues increased 21.4% to $2,068.3 million (10,073 homes closed) for the six months ended March 31, 2002, from $1,703.8 million (8,596 homes closed) for the comparable period of 2001.

The average selling price of homes closed during the six months ended March 31, 2002 was $215,700, up 8.8% from $198,300 for the same period in 2001. The increase in average selling price was primarily due to the Schuler acquisition. Schuler's operations are concentrated on the West Coast and in Hawaii, where average home selling prices are significantly higher than in the rest of the United States.

The value of net new sales contracts increased 26.5%, to $2,854.9 million (13,761 homes) for the six months ended March 31, 2002, from $2,256.1 million (10,941 homes) for the same period of 2001. The number of net new sales contracts increased in four of the Company's five market regions, with percentage increases ranging from 7.2% in the Mid-Atlantic region to 34.5% in the Southwest region. The number of net new sales contracts declined 7.6% in the Midwest region. In divisions where the Company operated throughout both periods, the value of net new sales contracts increased 4.7%, to $2,356.3 million (11,538 homes) for the six months ended March 31, 2002, from $2,251.3 million (10,919 homes) for the comparable period of 2001. The average price of a net new sales contract in the six months ended March 31, 2002 was $207,500, up 0.6% over the $206,200 average in the six months ended March 31, 2001.

Cost of sales increased 55.4%, to $2,201.9 million for the six months ended March 31, 2002, from $1,416.7 million for the comparable period of 2001. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues increased
0.8 percentage points, to 81.1% for the six months ended March 31, 2002, from 80.3% for the comparable period of 2001, due primarily to $33.6 million in charges related to the Schuler acquisition, the majority of which was a result of recording Schuler's inventory at fair value on the acquisition date. The increase in cost of home sales as a percentage of revenues was the primary cause of the 1.0 percentage point increase in total homebuilding cost of sales as a percentage of total homebuilding revenues, to 81.2% in the six months ended March 31, 2002, from 80.2% in the comparable period of 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 44.0%, to $267.9 million in the six months ended March 31, 2002, from $186.0 million in the comparable period of 2001. As a percentage of homebuilding revenues, SG&A expenses decreased to 9.9% for the six months ended March 31, 2002, from 10.5% for the comparable period of 2001, due primarily to the fixed costs leverage achieved by the large amount of home closings revenues generated by the Schuler operating divisions between the Schuler acquisition date, February 21, 2002, and the end of the current six-month period.

Interest expense associated with homebuilding activities decreased to $3.8 million in the six months ended March 31, 2002, from $4.5 million in the comparable period of 2001. As a percentage of homebuilding revenues, homebuilding interest expense declined 0.2 percentage points to 0.1% for the six months ended March 31, 2002, from 0.3% for the comparable period of 2001. During both periods, the Company expensed the portion of incurred interest and other financing costs which could not be charged to inventory. The Company follows a policy of capitalizing interest only on inventory under construction or development. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other expense associated with homebuilding activities was $0.1 million in the six months ended March 31, 2002, compared to $9.0 million in the comparable period of 2001. The expense in 2001 is primarily due to the change in fair value of the Company's interest rate swap agreements during the period, resulting from the Company's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities ," on October 1, 2000, and adjustments to the carrying value of the Company's venture capital investments.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - FINANCIAL SERVICES

The following table summarizes financial and other information for the Company's financial services operations:


                                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                            MARCH 31,                       MARCH 31,
                                                                   ---------------------------     ---------------------------
                                                                      2002            2001             2002           2001
                                                                   -----------     -----------     -----------     -----------
                                                                                        ($ IN THOUSANDS)

Number of loans originated ....................................          4,024           2,738           8,447           5,075
                                                                   -----------     -----------     -----------     -----------
Loan origination fees .........................................    $     4,175     $     3,080     $     8,818     $     5,726
Sale of servicing rights and gains from sale of mortgages .....         11,239           6,160          24,300          12,987
Other revenues ................................................          2,894           1,750           4,633           3,021
                                                                   -----------     -----------     -----------     -----------
Total mortgage banking revenues ...............................         18,308          10,990          37,751          21,734
Title policy premiums, net ....................................          5,557           3,439          11,036           6,804
                                                                   -----------     -----------     -----------     -----------
Total revenues ................................................         23,865          14,429          48,787          28,538
Selling, general and administrative expense ...................         14,918           9,830          30,041          19,967
Interest expense ..............................................            999             875           2,335           2,007
Interest/other (income) .......................................         (2,818)         (1,213)         (5,862)         (2,629)
                                                                   -----------     -----------     -----------     -----------
Income before income taxes ....................................    $    10,766     $     4,937     $    22,273     $     9,193
                                                                   ===========     ===========     ===========     ===========

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Revenues from the financial services segment increased 65.4%, to $23.9 million in the three months ended March 31, 2002, from $14.4 million in the comparable period of 2001. The increase in financial services revenues was due to the rapid expansion of the Company's mortgage loan and title services provided to customers of the Company's homebuilding segment and the effects of the Fortress-Florida and Emerald Builders acquisitions. Selling, general and administrative expenses associated with financial services increased 51.8%, to $14.9 million in the three months ended March 31, 2002, from $9.8 million in the comparable period of 2001. As a percentage of financial services revenues, selling, general and administrative expenses decreased by 5.6 percentage points, to 62.5% in the three months ended March 31, 2002, from 68.1% in the comparable period in 2001, due primarily to the increase in revenues absorbing fixed costs.

SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001

Revenues from the financial services segment increased 71.0%, to $48.8 million in the six months ended March 31, 2002, from $28.5 million in the comparable period of 2001. The increase in financial services revenues was due to the rapid expansion of the Company's mortgage loan and title services provided to customers of the Company's homebuilding segment and the effects of the Fortress-Florida and Emerald Builders acquisitions. General and administrative expenses associated with financial services increased 50.5%, to $30.0 million in the six months ended March 31, 2002, from $20.0 million in the comparable period of 2001. As a percentage of financial services revenues, general and administrative expenses decreased by 8.4 percentage points, to 61.6% in the six months ended March 31, 2002, from 70.0% in the comparable period in 2001, due primarily to the increase in revenues absorbing fixed costs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had available cash and cash equivalents of $189.7 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land) at March 31, 2002, had increased by $1,396.8 million since September 30, 2001, due to the acquisition of Schuler, a general increase in business activity and the expansion of operations in the Company's market areas. The increase in inventories was due primarily to the Schuler acquisition. Net of homebuilding cash, the Company's ratio of homebuilding notes payable to total capital at March 31, 2002, increased 1.8 percentage points, to 55.8% from 54.0% at September 30, 2001. The stockholders' equity to total assets ratio increased 2.2 percentage points, to 36.4% at March 31, 2002, from 34.2% at September 30, 2001.

At March 31, 2002, the Company has an $805 million, unsecured revolving credit facility , including $125 million which may be used for letters of credit. The new facility matures in January 2006, and is guaranteed by substantially all of the Company's subsidiaries other than its financial services subsidiaries. Under the most restrictive of the limitations imposed by the Company's indentures and the revolving credit facility, as of March 31, 2002, the Company was permitted to increase its homebuilding debt by approximately $1,376.8 million, which included $306.1 million available under the revolving credit facility. The Company has entered into multi-year interest rate swap agreements, aggregating a notional amount of $200 million, that fix the interest rate on a portion of the variable rate revolving credit facility.

In the normal course of business, the Company provides standby letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At March 31, 2002, outstanding standby letters of credit and performance bonds, the majority of which mature in less than one year, were $88.8 million and $478.1 million, respectively.

At March 31, 2002, the financial services segment had mortgage loans held for sale of $202.3 million and loan commitments for $249.4 million at fixed rates. The Company hedges the interest rate market risk on these mortgage loans held for sale and loan commitments through the use of best-efforts whole loan delivery commitments, mandatory forward commitments to sell mortgage- backed securities and the purchase of options on financial instruments.

The financial services segment has a $205 million, one-year bank warehouse facility that matures on August 13, 2002, and is secured by mortgage loans held for sale. The warehouse facility is not guaranteed by the parent company. As of March 31, 2002, $148.2 million had been drawn under this facility. Substantially all of the mortgage company activities are financed under the warehouse facility.

On February 21, 2002, Schuler Homes, Inc. merged with and into D.R. Horton, Inc., with D.R. Horton the surviving corporation. At the time of the merger, Schuler's assets amounted to $1,377.6 million, mostly inventory. The total merger consideration consisted of the issuance of 20,079,532 shares of D.R. Horton, Inc. common stock, valued at $30.93 per share (the average closing price of D.R. Horton common stock for a period of ten trading days from December 4, 2001 to December 17, 2001); the payment of $168.7 million in cash; the assumption of $802.2 million of Schuler's debt, $238.2 million of which was paid at closing; the assumption of trade payables and other liabilities amounting to $200.0 million; and the assumption of $10.8 million of obligations to the Schuler entities' minority interest holders. Also, D.R. Horton issued options to purchase approximately 527,000 shares of D.R. Horton common stock to Schuler employees to replace outstanding Schuler stock options. The fair value of the options issued was $10.4 million and was recorded as additional capital. The intrinsic value of the unvested options issued was $7.8 million and was recorded as unearned compensation. The unearned compensation is being amortized over the remaining vesting period of the stock options.

The Schuler merger was accounted for as a purchase. Accordingly, Schuler's assets and liabilities, including identifiable intangibles, were initially recorded at their fair values as of the date of the merger. The excess of the total consideration paid over the net assets' fair value (approximately $425.2 million) was recorded as an addition to goodwill.

The Company's rapid growth and acquisition strategy require significant amounts of cash. It is anticipated that future home construction, lot and land purchases and acquisitions will be funded through internally generated funds, existing and future credit facilities and the issuance of new debt or equity securities. At March 31, 2002, under currently effective shelf registration

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

statements, the Company has approximately 8.0 million shares issuable to effect, in whole or in part, possible future acquisitions and the capacity to issue new debt or equity securities amounting to $1.0 billion. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets.

During the three months ended March 31, 2002, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per common share, which was paid on February 15, 2002 to stockholders of record on February 5, 2002. On March 4, 2002, the Company's Board of Directors declared a three-for-two stock split (effected as a 50% stock dividend) which was paid on April 9, 2002, to stockholders of record on March 26, 2002. Cash was paid in lieu of fractional shares. On April 30, 2002, the Company's Board of Directors declared a cash dividend of $0.06 per common share, payable on May 21, 2002 to stockholders of record on May 14, 2002.

On April 11, 2002, the Company issued $250 million of 8.5% Senior notes due 2012. The net proceeds from this offering were used to repay borrowings under the unsecured revolving credit facility. These notes are guaranteed by substantially all of the Company's subsidiaries other than its financial services subsidiaries.

In 1999 and 2000, the Company entered into three separate limited partnership agreements with the purpose of investing in start-up and emerging growth companies whose technology and business plans have the potential of permitting the Company to leverage its size, expertise and customer base in the homebuilding industry. The Company originally authorized investment of up to $125 million in such companies over a four-year period. In January 2001, the original $125 million authorization was reduced to the $31.3 million that had been invested in such companies as of that date. The investments are concentrated in e-commerce businesses that serve the homebuilding, real estate and financial service industries, as well as in businesses whose strategic focus allows for the diversification of the Company's operations. As of March 31, 2002, the carrying value of the Company's investments in such companies, reported in homebuilding other assets, amounted to $5.0 million.

Except for ordinary expenditures for the construction of homes and the acquisition of land and lots for development and sale of homes, at March 31, 2002, the Company had no material commitments for capital expenditures.

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

         The Company's financial services segment is exposed to interest rate risk associated with its mortgage loan production activities. Mortgage loans are funded at fixed interest rates before they are committed to specific investors and interest rate lock commitments (IRLC's) are extended to borrowers who have applied for loan funding and who meet certain defined credit and underwriting criteria. Forward commitments to sell mortgage-backed securities are designated as fair value hedges of the risk of changes in the overall fair value of funded loans. The effectiveness of the fair value hedge is continuously monitored and any ineffectiveness, which for the three months ended March 31, 2002, was not significant, is recognized in current earnings. The IRLC's are classified and accounted for as non-designated derivative instruments with gains and losses recorded in current earnings. Interest rate risk associated with IRLC's is managed through the use of best-efforts whole loan delivery commitments, forward commitments to sell mortgage-backed securities and the purchase of options on financial instruments. These instruments are considered non-designated derivatives and are accounted for at fair market value with gains and losses recorded in current earnings. At March 31, 2002, total forward commitments to mitigate interest rate risk related to funded loans and IRLC's were approximately $154.5 million, the duration of which was less than six months.

The following table shows, as of March 31, 2002, the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table shows the notional amounts, weighted average interest rates and estimated fair market value of the Company's interest rate swaps.


                                    Six Months
                                      Ended                                                                              Fair
                                     Sep. 30,                       Year ended September 30,                             market
                                    ----------  -------------------------------------------------------                 value at
                                       2002       2003      2004       2005       2006      Thereafter       Total       03/31/02
                                    ----------  -------    -------    -------    -------    -----------    ---------    ---------
                                                                      ($'s in millions)
DEBT:
    Fixed rate ...................   $  24.3    $  36.1    $ 167.9    $ 207.1    $ 150.5    $   1,817.8    $ 2,403.7    $ 2,350.3
    Average interest rate ........      7.42%      6.33%      8.49%     10.73%     10.18%          8.08%        8.46%          --
    Variable rate ................   $ 152.9    $   3.2    $   8.3         --    $ 486.1             --    $   650.5    $   650.5
    Average interest rate ........      2.97%      5.75%      2.81%        --       3.68%            --         3.51%          --
INTEREST RATE SWAPS:
    Variable to fixed ............   $ 200.0    $ 200.0    $ 200.0    $ 200.0    $ 200.0    $     200.0           --    ($    5.4)
    Average pay rate .............      5.10%      5.10%      5.10%      5.10%      5.10%          5.07%          --           --
    Average receive rate .........     90-day LIBOR

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

Certain new indebtedness and limitations on payment of dividends or other distributions by the Company on its Common Stock were created in connection with its February 21, 2002 acquisition of Schuler Homes, Inc. ("Schuler"). As part of that acquisition, the Company executed:

     (i) the Seventh Supplemental Indenture, dated as of February 21, 2002, among the Company, the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, assuming the obligations under the Indenture dated as of May 6, 1998, among Schuler, the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, and Schuler's related 9% Senior Notes due 2008;

     (ii) the First Supplemental Indenture, dated as of February 21, 2002, among the Company, the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, assuming the obligations under the Indenture, dated as of June 28, 2001, among Schuler, the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, and Schuler's related 9.375% Senior Notes due 2009; and

     (iii) the First Supplemental Indenture, dated as of February 21, 2002, among the Company, the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, assuming the obligations under the Indenture, dated as of June 28, 2001, among Schuler, the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, and Schuler's related 10.5% Senior Subordinated Notes due 2011.

Each of these indentures, as supplemented, impose limitations on the ability of the Company and its subsidiaries guaranteeing the assumed notes to, among other things, incur indebtedness, make "Restricted Payments" (as defined, which includes payments of dividends or other distributions on the Common Stock of the Company), effect certain "Asset Sales" (as defined), enter into certain transactions with affiliates, merge or consolidate with any person, or transfer all or substantially all of their properties and assets. These limitations are similar to limitations already existing by reason of the Company's other senior and senior subordinated notes and related indentures. The indentures related to the Schuler senior notes, as supplemented, also impose limitations on the ability of the Company and its guarantor subsidiaries to make any principal payment on, or redeem, repurchase, defease or otherwise acquire or retire for value prior to scheduled principal payments or at maturity indebtedness of the Company or the guarantor subsidiaries which is expressly subordinated in right of payment to such senior notes unless such transactions comply with the limitations on "Restricted Payment" contained in such indentures. The Schuler senior subordinated notes and the Company's 9.75% Senior Subordinated Notes due 2010 and 9.375% Senior Subordinated Notes due 2011 are indebtedness of the Company expressly subordinated in right of payment to such senior notes.

Other information concerning the acquisition of Schuler has previously been reported in, and is described in, the Company's Amendment No. 1 to Registration Statement on Form S-4 (Registration Number 333-73888) filed with the SEC on January 16, 2002 and the Company's current reports on Form 8-K, filed with the SEC on February 19, 2002 and February 22, 2002 (as amended on March 25, 2002).

On April 11, 2002, the Company issued $250,000,000 in principal amount of its 8.5% Senior Notes due 2012 (the "Notes"). As part of that issuance, the Company executed the Indenture, dated as of April 11, 2002, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, and the First Supplemental Indenture, dated as of April 11, 2002, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, authorizing the Notes, in addition to the Registration Rights Agreement, dated as of April 11, 2002, among the Company, the guarantors named therein and the initial purchasers of the Notes. This indenture and supplemental indenture impose limitations on the ability of the Company and its subsidiaries guaranteeing the Notes to, among other things, incur indebtedness, make "Restricted Payments" (as defined, which includes payments of dividends or other distributions on the Common Stock of the Company), effect certain "Asset Dispositions" (as defined), enter into certain transactions with affiliates, merge or consolidate with any other person, or transfer all or substantially all of their properties and assets. These limitations are substantially similar to the limitations already existing with respect to the Company's 8.375% Senior Notes due 2004, 10.5% Senior Notes due 2005, 8% Senior Notes due 2009, 7.875% Senior Notes due 2011 and Zero Coupon Convertible Senior Notes due 2021 and the related indenture and supplemental indentures under which such series of senior notes were issued.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) On February 21, 2002, the Company held its Annual Meeting of Stockholders (the "Meeting"). At the Meeting, the stockholders re-elected ten members of the Board of Directors of the Company to serve until the Company's next annual meeting of stockholders and until their respective successors are elected and qualified. The names of the ten directors, the votes cast for and the number of votes withheld were as follows:



                  Name                                 Votes For                      Votes Withheld
                  ----                                 ---------                      --------------

Donald R. Horton                                      64,152,604                        7,713,226

Bradley S. Anderson                                   70,714,594                        1,151,236

Richard Beckwitt                                      70,592,380                        1,303,450

Samuel R. Fuller                                      64,112,853                        7,752,977

Richard I. Galland                                    70,712,119                        1,153,711

Richard L. Horton                                     70,558,757                        1,307,073

Terrill J. Horton                                     70,558,877                        1,306,953

Francine I. Neff                                      71,009,112                        1,129,718

Scott J. Stone                                        64,092,876                        7,772,954

Donald J. Tomnitz                                     64,110,793                        7,755,037


At the annual meeting of the Board of Directors following the Meeting, pursuant to the Merger Agreement with Schuler Homes, Inc., James K. Schuler was elected as a director to serve until the Company's next annual meeting of stockholders and until his successor is elected and qualified.


(b) At the Meeting, a vote was taken for the approval and adoption of a proposal to amend and restate the D.R. Horton, Inc. 1991 Stock Incentive Plan. The following votes were cast upon this proposal:




For:                                         43,962,460

Against:                                     27,775,516

Abstain:                                        125,782

(c) At the Meeting, the stockholders considered and approved a proposal to approve and adopt the Agreement and Plan of Merger, dated as of October 22, 2001, as amended November 8, 2001 (the "Merger Agreement"), between the Company and Schuler, providing for, among other things, the merger of Schuler into the Company (the "Merger Proposal"). The number of votes cast for and against the Merger Proposal and the number of abstentions were as follows:


For:                                         64,440,267

Against:                                         77,471

Abstain:                                         68,635



ITEM 5. OTHER INFORMATION.

On February 21, 2002, the Company and the guarantors named therein executed the Seventh Supplemental Indenture, dated as of February 21, 2002, among the Company, the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to Schuler's 9% Senior Notes due 2008; the First Supplemental Indenture, dated as of February 21, 2002, among the Company, the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, relating to Schuler's 9.375% Senior Notes due 2009; the First Supplemental Indenture, dated as of February 21, 2002, among the Company, the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, relating to Schuler's 10.5% Senior Subordinated Notes due 2011. The effect of these three supplemental indentures is for the Company to assume the obligations of Schuler under the indentures to which such supplemental indentures relate and to include the restricted subsidiaries of the Company as guarantors of the debt to which such supplemental indentures relate. In addition, on February 21, 2002, the Company and the guarantors named therein executed the Fourteenth Supplemental Indenture, dated as of February 21, 2002, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the Company's 8.375% Senior Notes due 2004, 10.5% Senior Notes due 2005, 8% Senior Notes due 2009, 7.875% Senior Notes due 2011 and Zero Coupon Convertible Senior Notes due 2021; the Fourth Supplemental Indenture, dated as of February 21, 2002, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the Company's 9.75% Senior Subordinated Notes due 2010 and 9.375% Senior Subordinated Notes due 2011; and the Fifth Supplemental Indenture, dated as of February 21, 2002, among the Company, the guarantors named therein and First Union National Bank, as trustee, relating to the Company's 10% Senior Notes due 2006. The effect of these three indentures is to include the restricted subsidiaries of Schuler as guarantors of the debt to which such supplemental indentures relate. The six supplemental indentures are each attached hereto as exhibits. On April 1, 2002, as required under the applicable indentures, the Company completed a change of control offer to repurchase the three series of senior and senior subordinated notes previously issued by Schuler at 101% of their aggregate principal amount. $15,000,000 in aggregate principal amount of the 9.375% Senior Notes due 2009 and $5,225,000 in aggregate principal amount of the 10.5% Senior Subordinated Notes due 2011 were tendered for purchase. No holders chose to tender the 9% Senior Notes due 2008.

On March 4, 2002, the Company announced that the Board of Directors declared a 3 for 2 stock split (effected as a 50% stock dividend), which was paid on April 9, 2002 to holders of record of the Company's common stock as of the close of business on March 26, 2002.

On March 11, 2002, the Company filed a universal shelf registration statement on Form S-3 registering up to $1,000,000,000 of debt securities and associated guarantees, preferred stock, depositary shares, common stock, warrants, stock purchase contracts, stock purchase units, trust preferred securities and associated subordinated trust debt securities, and units of the above securities, which registration statement was declared effective by the SEC on March 27, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


     (a)   Exhibits.

           3.1 Amended and Restated Certificate of Incorporation, as amended, of the Company is incorporated herein by reference from Exhibit 4.2 to the Company's registration statement (No. 333-76175) on Form S-3, filed April 13, 1999.

           3.2 Amended and Restated Bylaws of the Company are incorporated herein by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

           4.1 Indenture, dated as of May 6, 1998, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008, is incorporated herein by reference from
                      Exhibit 4.4 to Schuler Residential, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. The Commission file number for Schuler Residential, Inc. is 0-19891.

           4.2 First Supplemental Indenture, dated as of February 26, 1999, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008, is incorporated herein by reference from Exhibit 1.07 to Schuler Homes, Inc.'s Registration Statement on Form 8-A filed with the SEC on June 22, 2001. The Commission file number for Schuler Homes, Inc. is 0-32461.

           4.3 Second Supplemental Indenture, dated as of July 15, 1999, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008, is incorporated herein by reference from Exhibit 1.08 to Schuler Homes, Inc.'s Registration Statement on Form 8-A filed with the SEC on June 22, 2001. The Commission file number for Schuler Homes, Inc. is 0-32461.

           4.4 Third Supplemental Indenture, dated as of June 27, 2000, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008, is incorporated herein by reference from Exhibit 1.09 to Schuler Homes, Inc.'s Registration Statement on Form 8-A filed with the SEC on June 22, 2001. The Commission file number for Schuler Homes, Inc. is 0-32461.

           4.5 Fourth Supplemental Indenture, dated as of October 20, 2000, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008, is incorporated herein by reference from Exhibit 1.10 to Schuler Homes, Inc.'s Registration Statement on Form 8-A filed with the SEC on June 22, 2001. The Commission file number for Schuler Homes, Inc. is 0-32461.

           4.6 Fifth Supplemental Indenture, dated as of June 21, 2001, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), Schuler Homes, Inc., the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008, is incorporated herein by reference from Exhibit 1.11 to Schuler Homes, Inc.'s Registration Statement on Form 8-A filed with the SEC on June 22, 2001. The Commission file number for Schuler Homes, Inc. is 0-32461.

           4.7* Sixth Supplemental Indenture, dated as of October 4, 2001, among Schuler Homes, Inc., the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008.

           4.8* Seventh Supplemental Indenture, dated as of February 21, 2002, among the Company, the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008.


           4.9 Indenture, dated as of June 28, 2001, among Schuler Homes, Inc., the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, relating to the 9.375% Senior Notes due 2009, is incorporated herein by reference from
                      Exhibit 4.8 to Schuler Homes, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. The Commission file number for Schuler Homes, Inc. is 0-32461.

           4.10* First Supplemental Indenture, dated as of February 21, 2002, among the Company, the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, relating to the 9.375% Senior Notes due 2009.

           4.11 Indenture, dated as of June 28, 2001, among Schuler Homes, Inc., the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, relating to the 10.5% Senior Subordinated Notes due 2011, is incorporated herein by reference from Exhibit 4.10 to Schuler Homes, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. The Commission file number for Schuler Homes, Inc. is 0-32461.

           4.12* First Supplemental Indenture, dated as of February 21, 2002, among the Company, the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, relating to the 10.5% Senior Subordinated Notes due 2011.

           4.13* Fourteenth Supplemental Indenture, dated as of February 21, 2002, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 8.375% Senior Notes due 2004, 10.5% Senior Notes due 2005, 8% Senior Notes due 2009, 7.875% Senior Notes due 2011 and Zero Coupon Convertible Senior Notes due 2021.

           4.14* Fourth Supplemental Indenture, dated as of February 21, 2002, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 9.75% Senior Subordinated Notes due 2010 and 9.375% Senior Subordinated Notes due 2011.

           4.15* Fifth Supplemental Indenture, dated as of February 21, 2002, among the Company, the guarantors named therein and First Union National Bank, as trustee, relating to the 10% Senior Notes due 2006.

           4.16* Indenture, dated as of April 11, 2002, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to senior debt securities of the Company.

           4.17* First Supplemental Indenture, dated as of April 11, 2002, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 8.5% Senior Notes due 2012.

           4.18* Registration Rights Agreement, dated as of April 11, 2002, among the Company, the guarantors named therein and Salomon Smith Barney Inc., Banc of America Securities LLC, Credit Lyonnais Securities (USA) Inc. and Fleet Securities, Inc., relating to the 8.5% Senior Notes due 2012.

           10.1 Revolving Credit Agreement, dated as of January 31, 2002, among the Company, the lenders named therein, and Bank Of America, N.A., a national banking association, as Administrative Agent and Letter of Credit Issuer, is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, dated January 31, 2002, filed with the SEC on February 1, 2002.

           10.2*      Indemnification Agreement for new Director, James K.
                      Schuler.

           10.3 Employment Agreement, dated as of October 22, 2001, between the Company and James K. Schuler, is incorporated by reference from Exhibit 10.8 of the Company's Registration Statement on Form S-4 (Registration No. 333-73888), filed with the SEC on November 21, 2001.

           10.4* Form of Incentive Stock Option Agreement for replacement incentive stock options granted to former employees of Schuler Homes, Inc. pursuant to the D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated.

           10.5* Form of Non-Qualified Stock Option Agreement for replacement non-qualified stock options granted to former employees of Schuler Homes, Inc. pursuant to the D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated.


----------

*Filed herewith.



    (b)    Reports on Form 8-K.

           1. On January 22, 2002, the Company filed a Current Report on Form 8-K (Item 5), which included its press release of that date announcing the Company's financial results for the quarter ended December 31, 2002.

           2. On January 24, 2002, the Company filed a Current Report on Form 8-K (Item 5), which announced the declaration of a cash dividend of six cents ($0.06) per share.

           3. On February 1, 2002, the Company filed a Current Report on Form 8-K (Item 5), which announced that it had entered into a four-year, unsecured, revolving credit facility with several banks to replace its credit facility that had been scheduled to mature in April 2002.

           4. On February 19, 2002, the Company filed a Current Report on Form 8-K (Item 5), which included its press release of that date announcing the stock portion of the merger consideration for the Schuler merger.

           5. On February 22, 2002, the Company filed a Current Report on Form 8-K (Items 2 and 7), which announced the completion of the acquisition of Schuler and provided further information concerning the acquisition of Schuler and incorporated by reference the financial statements of Schuler and pro forma combined financial information for the Company and Schuler.

           6. On March 25, 2002, the Company filed an amendment to the Current Report on Form 8-K (Item 7) previously filed on February 22, 2002, which provided amended pro forma combined financial information for the Company and Schuler.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               D.R. HORTON, INC.



Date: May  15, 2002            By  /s/ SAMUEL R. FULLER
                                 -----------------------------------------------
                               Samuel R. Fuller, on behalf of D.R. Horton, Inc.
                               and as Executive Vice President, Treasurer and
                               Chief Financial Officer (Principal Financial and
                               Accounting Officer)

                                INDEX TO EXHIBITS



EXHIBIT
 NUMBER             DESCRIPTION
-------             -----------

  4.7               SIXTH SUPPLEMENTAL INDENTURE, DATED AS OF OCTOBER 4, 2001,
                    AMONG SCHULER HOMES, INC., THE GUARANTORS NAMED THEREIN AND
                    BNY WESTERN TRUST COMPANY, AS SUCCESSOR IN INTEREST TO U.S.
                    TRUST COMPANY OF CALIFORNIA, N.A., AS TRUSTEE, RELATING TO
                    THE 9% SENIOR NOTES DUE 2008.

  4.8               SEVENTH SUPPLEMENTAL INDENTURE, DATED AS OF FEBRUARY 21,
                    2002, AMONG THE COMPANY, THE GUARANTORS NAMED THEREIN AND
                    BNY WESTERN TRUST COMPANY, AS SUCCESSOR IN INTEREST TO U.S.
                    TRUST COMPANY OF CALIFORNIA, N.A., AS TRUSTEE, RELATING TO
                    THE 9% SENIOR NOTES DUE 2008.

  4.10              FIRST SUPPLEMENTAL INDENTURE, DATED AS OF FEBRUARY 21, 2002,
                    AMONG THE COMPANY, THE GUARANTORS NAMED THEREIN AND U.S.
                    BANK, N.A., AS SUCCESSOR BY MERGER TO U.S. BANK TRUST
                    NATIONAL ASSOCIATION, AS TRUSTEE, RELATING TO THE 9.375%
                    SENIOR NOTES DUE 2009.

  4.12              FIRST SUPPLEMENTAL INDENTURE, DATED AS OF FEBRUARY 21, 2002,
                    AMONG THE COMPANY, THE GUARANTORS NAMED THEREIN AND U.S.
                    BANK, N.A., AS SUCCESSOR BY MERGER TO U.S. BANK TRUST
                    NATIONAL ASSOCIATION, AS TRUSTEE, RELATING TO THE 10.5%
                    SENIOR SUBORDINATED NOTES DUE 2011.

  4.13              FOURTEENTH SUPPLEMENTAL INDENTURE, DATED AS OF FEBRUARY 21,
                    2002, AMONG THE COMPANY, THE GUARANTORS NAMED THEREIN AND
                    AMERICAN STOCK TRANSFER & TRUST COMPANY, AS TRUSTEE,
                    RELATING TO THE 8.375% SENIOR NOTES DUE 2004, 10.5% SENIOR
                    NOTES DUE 2005, 8% SENIOR NOTES DUE 2009, 7.875% SENIOR
                    NOTES DUE 2011 AND ZERO COUPON CONVERTIBLE SENIOR NOTES DUE
                    2021.

  4.14              FOURTH SUPPLEMENTAL INDENTURE, DATED AS OF FEBRUARY 21,
                    2002, AMONG THE COMPANY, THE GUARANTORS NAMED THEREIN AND
                    AMERICAN STOCK TRANSFER & TRUST COMPANY, AS TRUSTEE,
                    RELATING TO THE 9.75% SENIOR SUBORDINATED NOTES DUE 2010 AND
                    9.375% SENIOR SUBORDINATED NOTES DUE 2011.

  4.15              FIFTH SUPPLEMENTAL INDENTURE, DATED AS OF FEBRUARY 21, 2002,
                    AMONG THE COMPANY, THE GUARANTORS NAMED THEREIN AND FIRST
                    UNION NATIONAL BANK, AS TRUSTEE, RELATING TO THE 10% SENIOR
                    NOTES DUE 2006.

  4.16              INDENTURE, DATED AS OF APRIL 11, 2002, AMONG THE COMPANY,
                    THE GUARANTORS NAMED THEREIN AND AMERICAN STOCK TRANSFER &
                    TRUST COMPANY, AS TRUSTEE, RELATING TO SENIOR DEBT
                    SECURITIES OF THE COMPANY.

  4.17              FIRST SUPPLEMENTAL INDENTURE, DATED AS OF APRIL 11, 2002,
                    AMONG THE COMPANY, THE GUARANTORS NAMED THEREIN AND AMERICAN
                    STOCK TRANSFER & TRUST COMPANY, AS TRUSTEE, RELATING TO THE
                    8.5% SENIOR NOTES DUE 2012.

  4.18              REGISTRATION RIGHTS, DATED AS OF APRIL 11, 2002, AMONG THE
                    COMPANY, THE GUARANTORS NAMED THEREIN AND SALOMON SMITH
                    BARNEY INC., BANC OF AMERICA SECURITIES LLC, CREDIT LYONNAIS
                    SECURITIES (USA) INC. AND FLEET SECURITIES, INC., RELATING
                    TO THE 8.5% SENIOR NOTES DUE 2012.

  10.2              INDEMNIFICATION AGREEMENT FOR NEW DIRECTOR, JAMES K.
                    SCHULER.


  10.4              FORM OF INCENTIVE STOCK OPTION AGREEMENT FOR REPLACEMENT
                    INCENTIVE STOCK OPTIONS GRANTED TO FORMER EMPLOYEES OF
                    SCHULER HOMES, INC. PURSUANT TO THE D.R. HORTON, INC. 1991
                    STOCK INCENTIVE PLAN, AS AMENDED AND RESTATED.

  10.5              FORM OF NON-QUALIFIED STOCK OPTION AGREEMENT FOR REPLACEMENT
                    NON-QUALIFIED STOCK OPTIONS GRANTED TO FORMER EMPLOYEES OF
                    SCHULER HOMES, INC. PURSUANT TO THE D.R. HORTON, INC. 1991
                    STOCK INCENTIVE PLAN, AS AMENDED AND RESTATED.