Form 10-Q
period 2002-06-30
HORTON D R INC /DE/
filed 2002-08-13
CIK 882184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---ACT OF 1934
For the Quarterly Period Ended    June 30, 2002
                               --------------------

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---ACT OF 1934
For the Transition Period From                     To
                               -------------------    -------------------


Commission file number   1-14122
                       -----------


                                D.R. Horton, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      75-2386963
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

  1901 Ascension Blvd., Suite 100, Arlington, Texas               76006
-------------------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)

                                 (817) 856-8200
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     Common stock, $.01 par value -- 146,490,625 shares as of August 8, 2002
                                    -------------

                         This report contains 30 pages.

                                      INDEX

                                D.R. HORTON, INC.



PART I.        FINANCIAL INFORMATION.                                                       Page
-------        ----------------------                                                       ----

ITEM 1.        Financial Statements.
               Consolidated Balance Sheets-- June 30, 2002 and September 30, 2001.             3
               Consolidated Statements of Income-- Three Months and Nine Months Ended
                   June 30, 2002 and 2001.                                                     4
               Consolidated Statements of Cash Flows-- Nine Months Ended June 30,
                   2002 and 2001.                                                              5
               Notes to Consolidated Financial Statements.                                  6-18
ITEM 2.        Management's Discussion and Analysis of Results of Operations and
                   Financial Condition.                                                    19-27
ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk.                    28

PART II.       OTHER INFORMATION.
--------       -----------------
ITEM 6         Exhibits and Reports on Form 8-K.                                              29

SIGNATURES.                                                                                   30
----------

ITEM 1.  FINANCIAL STATEMENTS

                       D.R. HORTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                           June 30,     September 30,
                                                                            2002            2001
                                                                       --------------  --------------
                                                                              (In thousands)
                                                                         (Unaudited)
                                        ASSETS

Homebuilding:
Cash .................................................................   $   42,758      $  232,305
Inventories:
  Finished homes and construction in progress ........................    2,069,731       1,424,101
  Residential lots - developed and under development .................    2,301,671       1,377,452
  Land held for development ..........................................       10,251           2,824
                                                                         ----------      ----------
                                                                          4,381,653       2,804,377
Property and equipment (net) .........................................       73,338          53,096
Earnest money deposits and other assets ..............................      347,331         181,659
Excess of cost over net assets acquired ..............................      586,390         136,223
                                                                         ----------      ----------
                                                                          5,431,470       3,407,660
                                                                         ----------      ----------
Financial Services:
Cash .................................................................       13,169           6,975
Mortgage loans held for sale .........................................      288,478         222,818
Other assets .........................................................       17,611          14,737
                                                                         ----------      ----------
                                                                            319,258         244,530
                                                                         ----------      ----------
                                                                         $5,750,728      $3,652,190
                                                                         ==========      ==========

                                  LIABILITIES
Homebuilding:
Accounts payable and other liabilities ...............................   $  625,225      $  498,576
Notes payable ........................................................    2,750,333       1,701,689
                                                                         ----------      ----------
                                                                          3,375,558       2,200,265
                                                                         ----------      ----------

Financial Services:
Accounts payable and other liabilities ...............................       10,847          10,173
Notes payable to financial institutions ..............................      204,630         182,641
                                                                         ----------      ----------
                                                                            215,477         192,814
                                                                         ----------      ----------
                                                                          3,591,035       2,393,079
                                                                         ----------      ----------
Minority interests ...................................................       20,370           8,864
                                                                         ----------      ----------

                              STOCKHOLDERS' EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized,
  no shares issued ...................................................         --              --
Common stock, $.01 par value, 200,000,000 shares authorized,
  146,445,994 shares at June 30, 2002 and 76,901,511 shares at
  September 30, 2001, issued and outstanding .........................        1,464             769
Additional capital ...................................................    1,349,142         704,842
Unearned compensation ................................................       (6,963)           --
Retained earnings ....................................................      795,680         544,636
                                                                         ----------      ----------
                                                                          2,139,323       1,250,247
                                                                         ----------      ----------
                                                                         $5,750,728      $3,652,190
                                                                         ==========      ==========



          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                         Three Months             Nine Months
                                                        Ended June  30,          Ended June 30,
                                                   ------------------------ -----------------------
                                                       2002         2001        2002       2001
                                                   ------------ ----------- ----------- -----------

                                                          (In thousands, except per share data)
                                                           -----------------------------------
                                                                       (Unaudited)
                                                                       -----------
Homebuilding:
Revenues
  Home sales .....................................   $1,750,189  $1,090,242  $4,410,284  $2,799,894
  Land/lot sales .................................       29,426      11,724      80,499      68,033
                                                     ----------  ----------  ----------  ----------
                                                      1,779,615   1,101,966   4,490,783   2,867,927
                                                     ----------  ----------  ----------  ----------
Cost of sales
  Home sales .....................................    1,416,050     872,095   3,573,790   2,244,754
  Land/lot sales .................................       25,938      10,712      70,048      54,791
                                                     ----------  ----------  ----------  ----------
                                                      1,441,988     882,807   3,643,838   2,299,545
                                                     ----------  ----------  ----------  ----------
Gross profit
  Home sales .....................................      334,139     218,147     836,494     555,140
  Land/lot sales .................................        3,488       1,012      10,451      13,242
                                                     ----------  ----------  ----------  ----------
                                                        337,627     219,159     846,945     568,382

Selling, general and administrative expense ......      177,020     109,085     444,931     295,084
Interest expense .................................        1,465       2,089       5,224       6,618
Other expense ....................................        3,842       5,040       3,988      14,038
                                                     ----------  ----------  ----------  ----------
                                                        155,300     102,945     392,802     252,642
                                                     ----------  ----------  ----------  ----------
Financial Services:
Revenues .........................................       28,864      19,015      77,651      47,553
Selling, general and administrative expense ......       18,220      12,540      48,261      32,507
Interest expense .................................        1,155       1,575       3,490       3,582
Other (income) ...................................       (4,714)     (2,240)    (10,576)     (4,869)
                                                     ----------  ----------  ----------  ----------
                                                         14,203       7,140      36,476      16,333
                                                     ----------  ----------  ----------  ----------
  INCOME BEFORE INCOME TAXES .....................      169,503     110,085     429,278     268,975
Provision for income taxes .......................       63,563      41,282     160,979     100,866
                                                     ----------  ----------  ----------  ----------
Income before cumulative effect of change in
  accounting principle ...........................      105,940      68,803     268,299     168,109
Cumulative effect of change in accounting
  principle, net of income taxes of $1,282 .......         --          --          --         2,136
                                                     ----------  ----------  ----------  ----------
  NET INCOME .....................................   $  105,940  $   68,803  $  268,299  $  170,245
                                                     ==========  ==========  ==========  ==========

Basic earnings per common share:
  Income before cumulative effect of change
    in accounting principle ......................   $     0.72  $     0.61  $     2.06  $     1.49
  Cumulative effect of change in accounting
    principle, net of income taxes ...............         --          --          --          0.02
                                                     ----------  ----------  ----------  ----------
  Net income .....................................   $     0.72  $     0.61  $     2.06  $     1.51
                                                     ==========  ==========  ==========  ==========

Diluted earnings per common share:
  Income before cumulative effect of change in
    in accounting principle ......................   $     0.67  $     0.60  $     1.94  $     1.46
  Cumulative effect of change in accounting
    principle, net of income taxes ...............         --          --          --          0.02
                                                     ----------  ----------  ----------  ----------
  Net income .....................................   $     0.67  $     0.60  $     1.94  $     1.48
                                                     ==========  ==========  ==========  ==========

Cash dividends per share .........................   $     0.06  $     0.05  $     0.17  $     0.14
                                                     ==========  ==========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     Nine Months
                                                                                    Ended June 30,
                                                                                 -------------------
                                                                                  2002         2001
                                                                                 ------       ------
                                                                                   (In thousands)
                                                                                     (Unaudited)
OPERATING ACTIVITIES
  Net income ..............................................................   $  268,299   $  170,245
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
  Depreciation and amortization ...........................................       18,621       18,463
  Amortization of debt premiums and fees ..................................        5,991        2,645
  Changes in operating assets and liabilities:
    Increase in inventories ...............................................     (311,773)    (416,639)
    Increase in earnest money deposits and other assets ...................      (38,274)     (33,649)
    Increase in mortgage loans held for sale ..............................      (65,660)     (50,616)
    (Decrease) increase in accounts payable and other liabilities .........     (110,590)      26,608
                                                                              ----------   ----------

NET CASH USED IN OPERATING ACTIVITIES .....................................     (233,386)    (282,943)
                                                                              ----------   ----------

INVESTING ACTIVITIES
  Net purchases of property and equipment .................................      (28,155)     (21,807)
  Distributions from (investments in) venture capital entities ............          250       (1,970)
  Net cash paid for acquisitions ..........................................     (152,662)     (49,009)
                                                                              ----------   ----------

NET CASH USED IN INVESTING ACTIVITIES .....................................     (180,567)     (72,786)
                                                                              ----------   ----------

FINANCING ACTIVITIES
  Proceeds from notes payable .............................................    2,439,106      891,420
  Repayment of notes payable ..............................................   (2,451,496)    (920,630)
  Issuance of senior and senior subordinated notes payable ................      247,928      393,904
  Proceeds from issuance of common stock associated with certain
    employee benefit plans ................................................       12,380        9,798
  Payment of cash dividends ...............................................      (17,318)      (9,885)
                                                                              ----------   ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES .................................      230,600      364,607
                                                                              ----------   ----------

(DECREASE) INCREASE IN CASH ...............................................     (183,353)       8,878
  Cash at beginning of period .............................................      239,280       72,525
                                                                              ----------   ----------
  Cash at end of period ...................................................   $   55,927   $   81,403
                                                                              ==========   ==========












          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2002


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and its subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

Business - The Company is a national builder that is engaged primarily in the construction and sale of single housing in the United States. The Company designs, builds and sells single-family houses on lots developed by the Company and on finished lots which it purchases, ready for home construction. Periodically, the Company sells land or lots it has developed. The Company also provides title agency and mortgage brokerage services to its home buyers.

NOTE B - CHANGES IN ACCOUNTING PRINCIPLES

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998, and was later amended by SFAS 137 and 138, which were issued in June 1999 and June 2000, respectively. Pursuant to the implementation requirements of SFAS No. 133, the Company adopted it on October 1, 2000, the first day of the Company's fiscal year ending September 30, 2001. The Company's interest rate swaps, the terms of which are more fully described in Item 3, were not designated as hedges under the provisions of SFAS No. 133. The Statement requires such swaps to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statements of income. Accordingly, the Company recorded a cumulative effect of a change in accounting principle amounting to $2.1 million, net of income taxes of $1.3 million, as an adjustment to net income in the nine months ended June 30, 2001. The fair value of the Company's interest rate swaps at June 30, 2002 and September 30, 2001 is recorded in homebuilding other assets, and the changes in their fair value during the three months and nine months ended June 30, 2002 and 2001 are recorded in homebuilding other income.

SFAS No. 133 was also implemented on October 1, 2000 for the hedging activities of the Company's financial services segment. The effects of doing so were not significant.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". Under Statement No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company early-adopted the new rules on accounting for goodwill and other intangible assets beginning October 1, 2001. The Company performed the required impairment tests at October 31, 2001 and determined that no goodwill or other intangible asset impairments exist. The following summarizes the pro forma impact of the non-amortization approach for the three months and nine months ended June 30, 2001 as if these Statements had been adopted on October 1, 2000:

                                                  Three Months Ended   Nine Months Ended
                                                     June 30, 2001       June 30, 2001
                                                   -----------------  ------------------
                                                   (In thousands, except per share data)
Net income, as previously reported ...............   $        68,803   $       170,245
Amortization of goodwill, net of income taxes
  of $789 and $2,328, respectively ...............             1,316             3,880
                                                     ---------------   ---------------
Net income, as adjusted ..........................   $        70,119   $       174,125
                                                     ===============   ===============
Net income per share, as adjusted:
    Basic ........................................   $          0.62   $          1.54
                                                     ===============   ===============
    Diluted ......................................   $          0.61   $          1.52
                                                     ===============   ===============

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  June 30, 2002



NOTE C - SEGMENT INFORMATION

The Company's financial reporting segments consist of homebuilding and financial services. The Company's homebuilding operations comprise the most substantial part of its business, with approximately 98% of consolidated revenues for the three months and nine months ended June 30, 2002 and 2001. The homebuilding segment generates the majority of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

NOTE D - EARNINGS PER SHARE

Basic earnings per share for the three months and nine months ended June 30, 2002 and 2001 is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding.

The following table sets forth the computation of basic and diluted earnings per share:



                                                                     Three Months Ended          Nine Months Ended
                                                                           June 30,                    June 30,
                                                                    ----------------------     ---------------------
                                                                       2002          2001         2002          2001
                                                                    ---------     --------     ---------     -------

                                                                                   (In thousands)
Numerator:
     Net income...............................................       $105,940      $68,803      $268,299     $170,245
Effect of dilutive securities:
     Interest expense and amortization of issuance costs
        associated with zero coupon convertible senior
        notes, net of applicable income taxes.................          1,054          --          2,096          --
                                                                     --------      -------      --------     --------
     Numerator for diluted earnings per share after
        assumed conversions...................................       $106,994      $68,803      $270,395     $170,245
                                                                     ========      =======      ========     ========

Denominator:
     Denominator for basic earnings per share--
        weighted average shares...............................        146,331      113,390       130,174      112,994
Effect of dilutive securities:
     Zero coupon convertible senior notes.....................         10,000           --         6,667           --
     Employee stock options...................................          2,626        1,958         2,422        1,874
                                                                     --------      -------     ---------     --------
     Denominator for diluted earnings per share--
        adjusted weighted average shares and
        assumed conversions...................................        158,957      115,348       139,263      114,868
                                                                     ========      =======     =========     ========

In March 2002, the Company's Board of Directors declared a three-for-two stock split (effected as a 50% stock dividend), payable on April 9, 2002 to common stockholders of record on March 26, 2002. All average share amounts presented above have been restated to reflect the effects of the three-for-two stock split.

 On February 5, 2002, each of the Company's 381,113 zero coupon convertible senior notes outstanding first became eligible for conversion into 26.2391 shares of the Company's common stock. These convertible senior notes are convertible on any date as of which the average closing price of the Company's common stock for the twenty preceding trading days exceeds the specified threshold of 110% of the accreted value of each note, divided by the conversion rate. The twenty-day average closing price of the Company's common stock exceeded the specified threshold on June 30, 2002, which had the effect of increasing the denominator for diluted earnings per share by 10 million shares for the three months ended June 30, 2002 and 6.67 million shares for the nine

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  June 30, 2002

 months ended June 30, 2002. Also, the numerator for diluted earnings per share was increased by tax-effected interest expense and amortization of issuance costs associated with the convertible senior notes for the three months and nine months ended June 30, 2002.

NOTE E - DEBT

The Company's homebuilding notes payable consist of the following:


                                                                                 June 30,        September 30,
                                                                                  2002               2001
                                                                               -----------        -----------
                                                                                       (In thousands)

Unsecured:
      Revolving credit facility due 2006...............................         $  255,000         $       --
      8.375% Senior notes due 2004, net................................            149,240            148,943
      10.5% Senior notes due 2005, net.................................            199,528            199,439
      10% Senior notes due 2006, net...................................            147,752            147,600
      9% Senior notes due 2008, net....................................            102,565                 --
      8% Senior notes due 2009, net....................................            383,392            383,257
      9.375% Senior notes due 2009, net................................            246,609                 --
      9.75% Senior subordinated notes due 2010, net....................            148,974            148,917
      9.375% Senior subordinated notes due 2011, net...................            199,704            199,688
      7.875% Senior notes due 2011, net................................            198,406            198,319
      10.5% Senior subordinated notes due 2011, net....................            153,672                 --
      8.5% Senior notes due 2012, net..................................            247,961                 --
      Zero coupon convertible senior notes due 2021, net...............            207,465            202,509
Other secured..........................................................            110,065             73,017
                                                                                ----------         ----------
                                                                                $2,750,333         $1,701,689
                                                                                ==========         ==========

On January 31, 2002, the Company refinanced its existing unsecured revolving credit facility with a new, replacement facility. The new $805 million facility includes $125 million which may be used for letters of credit. The new facility matures in January 2006, and is guaranteed by substantially all of the Company's wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company's ratio of debt to tangible net worth. In addition to stated interest rates, the revolving credit facility requires the Company to pay certain fees. The new credit facility contains covenants which are essentially the same as those that existed under the old facility.

The revolving credit facility and the indentures related to the Company's Senior and Senior Subordinated Notes contain covenants which, taken together, limit amounts of debt that may be incurred, investments in inventory, stock repurchases, cash dividends and other restricted payments, asset dispositions and creation of liens, and require certain levels of tangible net worth. At June 30, 2002, these covenants limit the additional homebuilding debt the Company could incur to $1,251.3 million, which included $464.9 million available under the revolving credit facility.

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

On April 11, 2002, the Company issued $250 million of 8.5% Senior notes due 2012. The net proceeds from this offering were used to repay borrowings under the unsecured revolving credit facility. These notes are guaranteed by substantially all of the Company's wholly-owned subsidiaries other than its financial services subsidiaries.

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  June 30, 2002


NOTE F - INTEREST

The  Company   capitalizes   interest  during   development  and  construction.
Capitalized interest is charged to cost of sales as the related inventory is delivered to the home buyer. Homebuilding interest costs are:

                                                         Three Months Ended            Nine Months Ended
                                                               June 30,                     June 30,
                                                       -------------------------    -------------------------
                                                          2002          2001           2002           2001
                                                       ---------    ------------    ----------    -----------
                                                                         (In thousands)

Capitalized interest, beginning of period........      $ 124,652     $    85,579    $   96,910    $    66,092
Interest incurred - homebuilding.................         58,349          34,133       141,596         94,861
Interest expensed:
      Directly - homebuilding....................        (1,465)         (2,089)       (5,224)        (6,618)
      Amortized to cost of sales.................       (37,811)        (24,012)      (89,557)       (60,724)
                                                       ---------     -----------     ---------    -----------
Capitalized interest, end of period..............      $ 143,725     $    93,611     $ 143,725    $    93,611
                                                       =========     ===========     =========    ===========

NOTE G - ACQUISITIONS

On February 21, 2002, Schuler Homes, Inc. merged with and into D.R. Horton, Inc., with D.R. Horton the surviving corporation. At the time of the merger, Schuler's assets amounted to $1,364.4 million, mostly inventory. The total merger consideration consisted of the issuance of 20,079,532 shares of D.R. Horton, Inc. common stock, valued at $30.93 per share (the average closing price of D.R. Horton common stock for a period of ten trading days from December 4, 2001 to December 17, 2001); the payment of $168.7 million in cash; the assumption of $802.2 million of Schuler's debt, $238.2 million of which was paid at closing; the assumption of trade payables and other liabilities amounting to $209.1 million; and the assumption of $10.8 million of obligations to the Schuler entities' minority interest holders. Also, D.R. Horton issued options to purchase approximately 527,000 shares of D.R. Horton common stock to Schuler employees to replace outstanding Schuler stock options. The fair value of the options issued was $10.4 million and was recorded as additional capital. The fair value of the unvested options issued was $7.8 million and was recorded as unearned compensation The unearned compensation is being amortized over the remaining vesting period of the stock options.

The merger was treated as a purchase of Schuler by D.R. Horton for accounting purposes. Under this method, Schuler assets acquired and liabilities assumed were recorded on the Company's balance sheet at their fair market values as of February 21, 2002.

Schuler's results of operations for the three months ended June 30, 2002 and from February 22, 2002 to June 30, 2002, are included in the Company's results of operations for the three months and nine months ended June 30, 2002, respectively.

The following unaudited pro forma combined condensed financial data for the nine-month periods ending June 30, 2002 and 2001 are derived from the historical financial statements of D.R. Horton, Inc., Schuler, Fortress-Florida (acquired in May 2001), and Emerald Builders (acquired in July 2001). The unaudited pro forma combined condensed financial data give effect to the merger with Schuler and the acquisitions of Fortress-Florida and Emerald as if they had occurred at the beginning of each period presented. Pro forma adjustments to the historical financial data reflect those that we deem appropriate and are factually supported based upon currently available information. The only pro forma adjustment that significantly affected the combined historical financial data for the nine-month periods ended June 30, 2001 and 2002 was the pro forma effect of recording Schuler's inventories at fair value at the beginning of the nine months ended June 30, 2001. Such pro forma adjustment would have reduced net income for that period by $15.8 million.

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  June 30, 2002


NOTE G - ACQUISITIONS - (Continued)

 The unaudited pro forma combined condensed financial data have been included for comparative purposes only and do not purport to show what the operating results would have been if the merger had been consummated as of the dates indicated and should not be construed as representative of future operating results.

                                                                                Nine Months
                                                                               Ended June 30,
                                                                      --------------------------------
                                                                            2002            2001
                                                                      ---------------  ---------------





Revenues...........................................................    $    5,143,436   $    4,312,414
                                                                       --------------   --------------

Income before cumulative effect of change in accounting
     principle.....................................................           300,592          234,339
Cumulative effect of change in accounting principle,
     net of income taxes...........................................               --             2,136
                                                                       --------------   --------------
     Net income....................................................    $      300,592   $      236,475
                                                                       ==============   ==============

Basic earnings per common share:
     Income before cumulative effect of change in
          accounting principle.....................................    $         2.01   $         1.62
     Cumulative effect of change in accounting principle,
          net of income taxes......................................               --              0.02
                                                                       --------------   --------------
     Net income....................................................    $         2.01   $         1.64
                                                                       ==============   ==============

Diluted earnings per common share:
     Income before cumulative effect of change in
           accounting principle....................................    $         1.91   $         1.61
     Cumulative effect of change in accounting principle,
           net of income taxes.....................................               --              0.01
                                                                       --------------   --------------
     Net income....................................................    $         1.91   $         1.62
                                                                       ==============   ==============

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  June 30, 2002

NOTE H - SUMMARIZED FINANCIAL INFORMATION

The 7.875%,  8%,  8.375%,  8.5%, 9%,  9.375%,  10% and 10.5% Senior Notes,  the
9.375%, 9.75% and 10.5% Senior Subordinated Notes, and the Zero Coupon Convertible Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's direct and indirect subsidiaries (Guarantor Subsidiaries), other than financial services subsidiaries and certain other inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned. In lieu of providing separate financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

                                                     Consolidating Balance Sheet
                                                             June 30, 2002
                                                                                     Non-Guarantor
                                                                                     Subsidiaries
                                                                               -----------------------
                                                     D.R.        Guarantor     Financial                 Intercompany
                                                 Horton, Inc.   Subsidiaries    Services     Other       Eliminations     Total
                                               --------------- --------------  ---------- ------------  -------------- ------------
                                                                                      (In thousands)
                       ASSETS
Homebuilding:
Cash and cash equivalents.....................    $       --    $    32,208    $     --    $    10,550   $        --    $    42,758
Advances to/investments in affiliates.........      4,238,009       217,422          --            615     (4,456,046)          --
Inventories...................................        676,894     3,617,996          --         87,136           (373)    4,381,653
Property and equipment (net)..................          9,932        57,710          --          5,696            --         73,338
Earnest money deposits and other assets.......         88,113       250,352          --         12,824         (3,958)      347,331
Excess of cost over net assets acquired (net).            --        586,390          --            --             --        586,390
                                                  -----------   -----------    ---------   -----------   ------------   -----------
                                                    5,012,948     4,762,078          --        116,821     (4,460,377)    5,431,470
                                                  -----------   -----------    ---------   -----------   ------------   -----------
Financial services:
Cash and cash equivalents.....................            --            --        13,169           --             --         13,169
Mortgage loans held for sale..................            --            --       288,478           --             --        288,478
Other assets..................................            --            --        17,611           --             --         17,611
                                                  -----------   -----------    ---------   -----------   ------------   -----------
                                                          --            --       319,258           --             --        319,258
                                                  -----------   -----------    ---------   -----------   ------------   -----------
Total Assets                                      $ 5,012,948   $ 4,762,078    $ 319,258   $   116,821   $ (4,460,377)  $ 5,750,728
                                                  ===========   ===========    =========   ===========   ============   ===========


                LIABILITIES & EQUITY
Homebuilding:
Accounts payable and other liabilities........    $   190,379   $   427,614    $     --    $     7,252   $        (20)  $   625,225
Advances from parent/affiliates...............            --      3,103,400          --         50,424     (3,153,824)          --
Notes payable.................................      2,683,246        30,199          --         40,826         (3,938)    2,750,333
                                                  -----------   -----------    ---------   -----------   ------------   -----------
                                                    2,873,625     3,561,213          --         98,502     (3,157,782)    3,375,558
                                                  -----------   -----------    ---------   -----------   ------------   -----------
Financial services:
Accounts payable and other liabilities........            --            --        10,847           --             --         10,847
Advances from parent/affiliates...............            --            --        36,760           --         (36,760)          --
Notes payable.................................            --            --       204,630           --             --        204,630
                                                  -----------   -----------    ---------    ----------   ------------   -----------
                                                          --            --       252,237           --         (36,760)      215,477
                                                  -----------   -----------    ---------    ----------   ------------   -----------
Total Liabilities                                   2,873,625     3,561,213      252,237        98,502     (3,194,542)    3,591,035
                                                  -----------   -----------    ---------    ----------   ------------   -----------

Minority interests............................            --            --            18        20,352            --         20,370
                                                  -----------   -----------    ---------    ----------   ------------   -----------
Common stock..................................          1,464            45            6         6,155         (6,206)        1,464
Additional capital............................      1,349,142       352,295        2,885        28,434       (383,614)    1,349,142
Retained earnings.............................        795,680       848,525       64,112       (36,622)      (876,015)      795,680
Unearned compensation.........................         (6,963)          --           --            --             --         (6,963)
                                                  -----------   -----------    ---------    ----------   ------------   -----------
                                                    2,139,323     1,200,865       67,003        (2,033)    (1,265,835)    2,139,323
                                                  -----------   -----------    ---------    ----------   ------------   -----------
Total Liabilities & Equity                        $ 5,012,948   $ 4,762,078    $ 319,258    $  116,821   $ (4,460,377)  $ 5,750,728
                                                  ===========   ===========    =========    ==========   ============   ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

NOTE H - SUMMARIZED FINANCIAL INFORMATION (Continued)



                                                     Consolidating Balance Sheet
                                                          September 30, 2001
                                                                                    Non-Guarantor
                                                                                    Subsidiaries
                                                                                --------------------
                                                       D.R.         Guarantor   Financial              Intercompany
                                                   Horton, Inc.    Subsidiaries  Services    Other     Eliminations      Total
                                                  --------------  ------------- ----------- --------  --------------  ------------
                                                                                    (In thousands)
                       ASSETS
Homebuilding:
   Cash and cash equivalents...................... $        --    $   230,481   $     --    $  1,824   $        --    $   232,305
   Advances to/investments in affiliates..........    2,493,783        74,241         --         --      (2,568,024)          --
   Inventories....................................      564,593     2,212,933         --      27,230           (379)    2,804,377
   Property and equipment (net)...................        8,114        39,823         --       5,159            --         53,096
   Earnest money deposits and other assets........       39,978       140,436         --      10,793         (9,548)      181,659
   Excess of cost over net assets acquired (net)..          --        136,223         --         --             --        136,223
                                                   ------------   -----------   ---------   --------   ------------   -----------
                                                      3,106,468     2,834,137         --      45,006     (2,577,951)    3,407,660
                                                   ------------   -----------   ---------   --------   ------------   -----------

Financial services:
   Cash and cash equivalents......................          --            --        6,975        --             --          6,975
   Mortgage loans held for sale...................          --            --      222,818        --             --        222,818
   Other assets...................................          --            --       14,737        --             --         14,737
                                                   ------------   -----------   ---------   --------   ------------   -----------
                                                            --            --      244,530        --             --        244,530
                                                   ------------   -----------   ---------   --------   ------------   -----------
     Total Assets                                  $  3,106,468   $ 2,834,137   $ 244,530   $ 45,006   $ (2,577,951)  $ 3,652,190
                                                   ============   ===========   =========   ========   ============   ===========

                LIABILITIES & EQUITY
Homebuilding:
   Accounts payable and other liabilities......... $    191,596   $   304,486   $     --    $  2,552   $        (58)  $   498,576
   Advances from parent/affiliates................          --      1,944,796         --      28,367     (1,973,163)          --
   Notes payable..................................    1,664,625        37,064         --       9,489         (9,489)    1,701,689
                                                   ------------   -----------   ---------   --------   ------------   -----------
                                                      1,856,221     2,286,346         --      40,408     (1,982,710)    2,200,265
                                                   ------------   -----------   ---------   --------   ------------   -----------
Financial services:
   Accounts payable and other liabilities.........          --            --       10,173        --             --         10,173
   Advances from parent/affiliates................          --            --       13,748        --         (13,748)          --
   Notes payable..................................          --            --      182,641        --             --        182,641
                                                   ------------   -----------   ---------   --------   ------------   -----------
                                                            --            --      206,562        --         (13,748)      192,814
                                                   ------------   -----------   ---------   --------   ------------   -----------
   Total Liabilities                                  1,856,221     2,286,346     206,562     40,408     (1,996,458)    2,393,079
                                                   ------------   -----------   ---------   --------   ------------   -----------

   Minority interests.............................          --            --           10      8,854            --          8,864
                                                   ------------   -----------   ---------   --------   ------------   -----------

   Common stock...................................          769             1           6      6,155         (6,162)          769
   Additional capital.............................      704,842        84,612       2,299     10,129        (97,040)      704,842
   Retained earnings..............................      544,636       463,178      35,653    (20,540)      (478,291)      544,636
                                                   ------------   -----------   ---------   --------   ------------   -----------
                                                      1,250,247       547,791      37,958    ( 4,256)      (581,493)    1,250,247
                                                   ------------   -----------   ---------   --------   ------------   -----------
   Total Liabilities & Equity                      $  3,106,468   $ 2,834,137   $ 244,530   $ 45,006   $ (2,577,951)  $ 3,652,190
                                                   ============   ===========   =========   ========   ============   ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Unaudited) - (Continued)

NOTE H - SUMMARIZED FINANCIAL INFORMATION (Continued)



                                               Consolidating Statement of Income
                                               Three Months Ended June 30, 2002
                                                                                  Non-Guarantor
                                                                                   Subsidiaries
                                                                               ----------------------
                                                    D.R.          Guarantor    Financial                Intercompany
                                                Horton, Inc.    Subsidiaries   Services      Other      Eliminations       Total
                                               -------------   --------------  ---------  -----------  --------------  ------------
                                                                                    (In thousands)
Homebuilding:
 Revenues:
      Home sales...............................  $ 239,827      $ 1,498,052     $    --    $  12,310    $       --     $ 1,750,189
      Land/lot sales...........................      2,106           27,320          --          --             --          29,426
                                                 ---------      -----------     --------   ---------    -----------    -----------
                                                   241,933        1,525,372          --       12,310            --       1,779,615
                                                 ---------      -----------     --------   ---------    -----------    -----------
 Cost of sales:
      Home sales...............................    184,347        1,221,525          --       10,237            (59)     1,416,050
      Land/lot sales...........................      2,129           23,809          --          --             --          25,938
                                                 ---------      -----------     --------   ---------    -----------    -----------
                                                   186,476        1,245,334          --       10,237            (59)     1,441,988
                                                 ---------      -----------     --------   ---------    -----------    -----------
 Gross profit:
      Home sales...............................     55,480          276,527          --        2,073             59        334,139
      Land/lot sales...........................        (23)           3,511          --          --             --           3,488
                                                 ---------      -----------     --------   ---------    -----------    -----------
                                                    55,457          280,038          --        2,073             59        337,627

 Selling, general and administrative expense...     43,885          129,788          --        1,465          1,882        177,020
 Interest expense..............................      1,018              446          --            1            --           1,465
 Other expense (income)........................   (158,949)          (2,035)         --         (132)       164,958          3,842
                                                 ---------      -----------     --------   ---------    -----------    -----------
                                                   169,503          151,839          --          739       (166,781)       155,300
                                                 ---------      -----------     --------   ---------    -----------    -----------
Financial services:
 Revenues......................................        --               --        28,864         --             --          28,864
 Selling, general and administrative expense...        --               --        20,102         --          (1,882)        18,220
 Interest expense..............................        --               --         1,155         --             --           1,155
 Other (income)................................        --               --        (4,714)        --             --          (4,714)
                                                 ---------      -----------     --------   ---------    -----------    -----------
                                                       --               --        12,321         --           1,882         14,203
                                                 ---------      -----------     --------   ---------    -----------    -----------
 Income before income taxes....................    169,503          151,839       12,321         739       (164,899)       169,503
 Provision for income taxes....................     63,563           56,939        4,621         276        (61,836)        63,563
                                                 ---------      -----------     --------   ---------    -----------    -----------
 Net income....................................  $ 105,940      $    94,900     $  7,700   $     463    $  (103,063)   $   105,940
                                                 =========      ===========     ========   =========    ===========    ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Unaudited) - (Continued)

NOTE H - SUMMARIZED FINANCIAL INFORMATION (Continued)



                                               Consolidating Statement of Income
                                                Nine Months Ended June 30, 2002
                                                                                   Non-Guarantor
                                                                                   Subsidiaries
                                                                               --------------------
                                                         D.R.      Guarantor   Financial            Intercompany
                                                     Horton, Inc. Subsidiaries  Services    Other   Eliminations     Total
                                                     ------------ ------------ ---------  --------- ------------  -----------
                                                                                  (In thousands)
Homebuilding:
Revenues:
  Home sales .......................................   $  641,378  $3,720,591  $     --   $  48,315  $      --    $ 4,410,284
  Land/lot sales ...................................        3,566      76,933        --         --          --         80,499
                                                       ----------  ----------  ---------  ---------  ----------   -----------
                                                          644,944   3,797,524        --      48,315         --      4,490,783
                                                       ----------  ----------  ---------  ---------  ----------   -----------
Cost of sales:
  Home sales .......................................      502,674   3,031,487        --      39,903        (274)    3,573,790
  Land/lot sales ...................................        2,634      67,414        --         --          --         70,048
                                                       ----------  ----------  ---------  ---------  ----------   -----------
                                                          505,308   3,098,901        --      39,903        (247)    3,643,838
                                                       ----------  ----------  ---------  ---------  ----------   -----------
Gross profit:
  Home sales .......................................      138,704     689,104        --       8,412         274       836,494
  Land/lot sales ...................................          932       9,519        --         --          --         10,451
                                                       ----------  ----------  ---------  ---------  ----------   -----------
                                                          139,636     698,623        --       8,412         274       846,945

Selling, general and administrative expense ........      116,930     318,241        --        4,772      4,988       444,931
Interest expense ...................................        3,929       1,292        --           13        (10)        5,224
Other expense (income) .............................     (410,501)     (3,909)       --        6,257    412,141         3,988
                                                       ----------  ----------  ---------  ----------  ---------   -----------
                                                          429,278     382,999        --       (2,630)  (416,845)      392,802
                                                       ----------  ----------  ---------  ----------  ---------   -----------

Financial services:
Revenues ...........................................          --          --      77,651         --          --        77,651
Selling, general and administrative expense ........          --          --      53,249         --       (4,988)      48,261
Interest expense ...................................          --          --       3,490         --          --         3,490
Other (income) .....................................          --          --     (10,576)        --          --       (10,576)
                                                       ----------  ----------  ---------  ----------  ----------  -----------
                                                              --          --      31,488         --        4,988       36,476
                                                       ----------  ----------  ---------  ----------  ----------  -----------
Income before income taxes .........................      429,278     382,999     31,488      (2,630)   (411,857)     429,278
Provision for income taxes .........................      160,979     143,624     11,809        (987)   (154,446)     160,979
                                                       ----------  ----------  ---------  ----------  ----------  -----------
Net income .........................................   $  268,299  $  239,375  $  19,679  $   (1,643) $ (257,411) $   268,299
                                                       ==========  ==========  =========  ==========  ==========  ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Unaudited) - (Continued)

NOTE H - SUMMARIZED FINANCIAL INFORMATION (Continued)



                                               Consolidating Statement of Income
                                                Three Months Ended June 30, 2001
                                                                                  Non-Guarantor
                                                                                  Subsidiaries
                                                                             ---------------------
                                                       D.R.      Guarantor   Financial            Intercompany
                                                   Horton, Inc. Subsidiaries Services    Other    Eliminations    Total
                                                   ------------ ------------ --------- ---------- ------------ -----------
                                                                                (In thousands)
Homebuilding:
Revenues:
  Home sales .....................................   $  199,313  $  887,058  $    --    $   3,871  $     --    $ 1,090,242
  Land/lot sales .................................        6,267       5,457       --         --          --         11,724
                                                     ----------  ----------  ---------  ---------  ----------  -----------
                                                        205,580     892,515       --        3,871        --      1,101,966
                                                     ----------  ----------  ---------  ---------  ----------  -----------
Cost of sales:
  Home sales .....................................      154,876     714,376       --        2,985        (142)     872,095
  Land/lot sales .................................        5,502       5,210       --         --          --         10,712
                                                     ----------  ----------  ---------  ---------  ----------  -----------
                                                        160,378     719,586       --        2,985        (142)     882,807
                                                     ----------  ----------  ---------  ---------  ----------  -----------
Gross profit:
  Home sales .....................................       44,437     172,682       --          886         142      218,147
  Land/lot sales .................................          765         247       --         --          --          1,012
                                                     ----------  ----------  ---------  ---------  ----------  -----------
                                                         45,202     172,929       --          886         142      219,159

Selling, general and administrative expense ......       28,294      77,838       --        1,779       1,174      109,085
Interest expense .................................        2,043          44       --           14         (12)       2,089
Other expense (income) ...........................      (95,220)       (305)      --        6,895      93,670        5,040
                                                     ----------  ----------  ---------  ---------  ----------  -----------
                                                        110,085      95,352       --       (7,802)    (94,690)     102,945
                                                     ----------  ----------  ---------  ---------  ----------  -----------

Financial services:
Revenues .........................................         --          --       19,015       --          --         19,015
Selling, general and administrative expense ......         --          --       13,714       --        (1,174)      12,540
Interest expense .................................         --          --        1,575       --          --          1,575
Other (income) ...................................         --          --       (2,240)      --          --         (2,240)
                                                     ----------  ----------  ---------  ---------  ----------  -----------
                                                           --          --        5,966       --         1,174        7,140
                                                     ----------  ----------  ---------  ---------  ----------  -----------
Income before income taxes .......................      110,085      95,352      5,966     (7,802)    (93,516)     110,085
Provision for income taxes .......................       41,282      35,757      2,237     (2,925)    (35,069)      41,282
                                                     ----------  ----------  ---------  ---------  ----------  -----------
Net income .......................................   $   68,803  $   59,595  $   3,729  $  (4,877) $  (58,447) $    68,803
                                                     ==========  ==========  =========  =========  ==========  ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Unaudited) - (Continued)

NOTE H - SUMMARIZED FINANCIAL INFORMATION (Continued)



                                              Consolidating Statement of Income
                                               Nine Months Ended June 30, 2001
                                                                                 Non-Guarantor
                                                                                  Subsidiaries
                                                                             --------------------
                                                       D.R.      Guarantor    Financial           Intercompany
                                                   Horton, Inc. Subsidiaries  Services    Other   Eliminations    Total
                                                   ------------ ------------ ---------- --------- ------------ -----------
                                                                                 (In thousands)
Homebuilding:
Revenues:
  Home sales .....................................   $  474,816  $2,309,055  $    --    $  16,023  $     --    $ 2,799,894
  Land/lot sales .................................       22,876      45,157       --         --          --         68,033
                                                     ----------  ----------  ---------  ---------  ----------  -----------
                                                        497,692   2,354,212       --       16,023        --      2,867,927
                                                     ----------  ----------  ---------  ---------  ----------  -----------
Cost of sales:
  Home sales .....................................      377,190   1,856,010       --       11,953        (399)   2,244,754
  Land/lot sales .................................       17,776      37,015       --         --          --         54,791
                                                     ----------  ----------  ---------  ---------  ----------  -----------
                                                        394,966   1,893,025       --       11,953        (399)   2,299,545
                                                     ----------  ----------  ---------  ---------  ----------  -----------
Gross profit:
  Home sales .....................................       97,626     453,045       --        4,070         399      555,140
  Land/lot sales .................................        5,100       8,142       --         --          --         13,242
                                                     ----------  ----------  ---------  ---------  ----------  -----------
                                                        102,726     461,187       --        4,070         399      568,382

Selling, general and administrative expense ......       70,449     215,610       --        6,100       2,925      295,084
Interest expense .................................        6,478         134       --          196        (190)       6,618
Other expense (income) ...........................     (243,176)     (1,517)      --       10,456     248,275       14,038
                                                     ----------  ----------  ---------  ---------  ----------  -----------
                                                        268,975     246,960       --      (12,682)   (250,611)     252,642
                                                     ----------  ----------  ---------  ---------  ----------  -----------

Financial services:
Revenues .........................................         --          --       47,553       --          --         47,553
Selling, general and administrative expense ......         --          --       35,432       --        (2,925)      32,507
Interest expense .................................         --          --        3,582       --          --          3,582
Other (income) ...................................         --          --       (4,869)      --          --         (4,869)
                                                     ----------  ----------  ---------  ---------  ----------  -----------
                                                           --          --       13,408       --         2,925       16,333
                                                     ----------  ----------  ---------  ---------  ----------  -----------
Income before income taxes .......................      268,975     246,960     13,408    (12,682)   (247,686)     268,975
Provision for income taxes .......................      100,866      92,610      5,028     (4,755)    (92,883)     100,866
                                                     ----------  ----------  ---------  ---------  ----------  -----------
Income before cumulative effect of change
 in accounting principle .........................      168,109     154,350      8,380     (7,927)   (154,803)     168,109
Cumulative effect of change in accounting
 principle, net of income taxes ..................        2,136        --         --         --          --          2,136
                                                     ----------  ----------  ---------  ---------  ----------  -----------
Net income .......................................   $  170,245  $  154,350  $   8,380  $  (7,927) $ (154,803) $   170,245
                                                     ==========  ==========  =========  =========  ==========  ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Unaudited) - (Continued)

NOTE H - SUMMARIZED FINANCIAL INFORMATION (Continued)



                                          Consolidating Statement of Cash Flows
                                             Nine Months Ended June 30, 2002
                                                                                    Non-Guarantor
                                                                                     Subsidiaries
                                                                                 --------------------
                                                           D.R.      Guarantor   Financial            Intercompany
                                                       Horton, Inc. Subsidiaries  Services    Other   Eliminations   Total
                                                       ------------ ------------ ---------- --------- ------------ ---------
                                                                                   (In thousands)
OPERATING ACTIVITIES
Net income ...........................................   $  268,299  $  239,375  $  19,679  $ (1,643) $(257,411)  $  268,299
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization .......................        3,065      14,075      1,102       379       --         18,621
 Amortization of debt premiums and fees ..............        5,991        --         --        --         --          5,991
 Changes in operating assets and liabilities:
  Increase in inventories ............................     (115,340)   (150,207)      --     (46,220)        (6)    (311,773)
  Increase in earnest money
   deposits and other assets .........................      (19,419)     (8,916)    (2,068)   (2,281)    (5,590)     (38,274)
  Increase in mortgage loans held for sale ...........         --          --      (65,660)     --         --        (65,660)
  Increase (decrease) in accounts payable
   and other liabilities .............................      (30,740)    (96,768)       682    16,198         38     (110,590)
                                                         ----------  ----------  ---------  --------  ---------   ----------
Net cash provided by (used in) operating
 activities ..........................................      111,856      (2,441)   (46,265)  (33,567)  (262,969)    (233,386)
                                                         ----------  ----------  ---------  --------  ---------   ----------
INVESTING ACTIVITIES
Net (purchases) dispositions of property and
 equipment ...........................................       (4,014)    (21,317)    (1,908)     (916)      --        (28,155)
Distributions from venture capital entities ..........         --          --         --         250       --            250
Net cash paid for acquisitions .......................         --      (152,662)      --        --         --       (152,662)
                                                         ----------  ----------  ---------  --------  ---------   ----------
Net cash provided by (used in) investing
 activities ..........................................       (4,014)   (173,979)    (1,908)     (666)      --       (180,567)
                                                         ----------  ----------  ---------  --------  ---------   ----------
FINANCING ACTIVITIES
Net change in notes payable ..........................      478,331    (266,436)    21,989    (3,897)     5,551      235,538
Increase (decrease) in intercompany payables .........     (581,235)    469,448     32,378    46,856     32,553         --
Proceeds from issuance of common stock
 associated with certain employee benefit plans ......       12,380        --         --        --         --         12,380
Cash dividends/distributions paid ....................      (17,318)   (224,865)      --        --      224,865      (17,318)
                                                         ----------  ----------  ---------  --------  ---------   ----------
Net cash provided by (used in) financing
 activities ..........................................     (107,842)    (21,853)    54,367    42,959    262,969      230,600
                                                         ----------  ----------  ---------  --------  ---------   ----------
Increase (decrease) in cash ..........................         --      (198,273)     6,194     8,726       --       (183,353)
Cash at beginning of period ..........................         --       230,481      6,975     1,824       --        239,280
                                                         ----------  ----------  ---------  --------  ---------   ----------
Cash at end of period ................................   $     --    $   32,208  $  13,169  $ 10,550  $    --     $   55,927
                                                         ==========  ==========  =========  ========  =========   ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Unaudited) - (Continued)

NOTE H - SUMMARIZED FINANCIAL INFORMATION (Continued)





                                          Consolidating Statement of Cash Flows
                                              Nine Months Ended June 30, 2001
                                                                                    Non-Guarantor
                                                                                    Subsidiaries
                                                                                 --------------------
                                                           D.R.       Guarantor  Financial            Intercompany
                                                       Horton, Inc. Subsidiaries Services     Other   Eliminations   Total
                                                       ------------ ------------ ---------  --------- ------------ ---------
                                                                                    (In thousands)
OPERATING ACTIVITIES
Net income ...........................................   $  170,245  $  154,350  $   8,380  $ (7,927) $(154,803)  $  170,245
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization .......................        1,418      15,711        955       379       --         18,463
 Amortization of debt premiums and fees ..............        2,645        --         --        --         --          2,645
 Changes in operating assets and liabilities:
  (Increase) decrease in inventories .................     (141,521)   (269,505)      --      (5,683)        70     (416,639)
  (Increase) decrease in earnest money
   deposits and other assets .........................       (5,522)    (48,394)    (5,555)    5,323     20,499      (33,649)
  Increase in mortgage loans held for sale ...........         --          --      (50,616)     --         --        (50,616)
  Increase (decrease) in accounts payable
   and other liabilities .............................       15,490     (11,378)       569      (369)    22,296       26,608
                                                         ----------  ----------  ---------  --------  ---------   ----------
Net cash provided by (used in) operating
  activities .........................................       42,755    (159,216)   (46,267)   (8,277)  (111,938)    (282,943)
                                                         ----------  ----------  ---------  --------  ---------   ----------
INVESTING ACTIVITIES
Net purchases of property and equipment ..............       (7,213)    (12,333)    (1,860)     (401)      --        (21,807)
Net investments in venture capital entities ..........         --          --         --      (1,970)      --         (1,970)
Net cash paid for acquisitions .......................         --       (49,009)      --        --         --        (49,009)
                                                         ----------  ----------  ---------  --------  ---------   ----------
Net cash used in investing activities ................       (7,213)    (61,342)    (1,860)   (2,371)      --        (72,786)
                                                         ----------  ----------  ---------  --------  ---------   ----------
FINANCING ACTIVITIES
Net change in notes payable ..........................      357,174     (48,899)    56,420       356       (357)     364,694
Increase (decrease) in intercompany payables .........     (413,026)    449,761      6,444    10,526    (53,705)        --
Proceeds from issuance of common stock
 associated with certain employee benefit plans ......        9,798        --         --        --         --          9,798
Cash dividends/distributions paid ....................       (9,885)   (161,500)    (4,500)     --      166,000       (9,885)
                                                         ----------  ----------  ---------  --------  ---------   ----------
Net cash provided by (used in) financing
 activities ..........................................      (55,939)    239,362     58,364    10,882    111,938      364,607
                                                         ----------  ----------  ---------  --------  ---------   ----------
Increase (decrease) in cash ..........................      (20,397)     18,804     10,237       234       --          8,878
Cash at beginning of period ..........................       20,397      40,349     10,727     1,052       --         72,525
                                                         ----------  ----------  ---------  --------  ---------   ----------
Cash at end of period ................................   $     --    $   59,153  $  20,964  $  1,286  $    --     $   81,403
                                                         ==========  ==========  =========  ========  =========   ==========

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONSOLIDATED

D. R. Horton, Inc. and subsidiaries (the "Company") conduct homebuilding activities in 20 states and 44 markets through its 50 homebuilding divisions. Through its financial services segment, the Company also provides mortgage banking and title agency services in many of these same markets.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Consolidated revenues for the three months ended June 30, 2002, increased 61.3%, to $1,808.5 million, from $1,121.0 million for the comparable period of 2001, due to increases in both homebuilding and financial services revenues. Approximately $447 million of the increase in homebuilding revenues was attributable to revenues generated by Fortress- Florida, acquired in May 2001, Emerald Builders, acquired in July 2001, and Schuler Homes, acquired in February 2002.

Income before income taxes for the three months ended June 30, 2002, increased 54.0%, to $169.5 million, from $110.1 million for the comparable period of 2001. As a percentage of revenues, income before income taxes for the three months ended June 30, 2002, decreased 0.4 percentage points, to 9.4%, from 9.8% for the comparable period of 2001, primarily due to the effects of purchase accounting adjustments related to the Schuler acquisition.

The consolidated provision for income taxes increased 54.0%, to $63.6 million for the three months ended June 30, 2002, from $41.3 million for the same period of 2001, due to the corresponding increase in income before income taxes. The effective income tax rate was 37.5% for both periods.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

Consolidated revenues for the nine months ended June 30, 2002, increased 56.7%, to $4,568.4 million, from $2,915.5 million for the comparable period of 2001, primarily due to increases in home sales revenues. Approximately $1,069 million of the increase in homebuilding revenues was attributable to revenues generated by Fortress-Florida, Emerald Builders and Schuler.

Income before income taxes for the nine months ended June 30, 2002, increased 59.6%, to $429.3 million, from $269.0 million for the comparable period of 2001. As a percentage of revenues, income before income taxes for the nine months ended June 30, 2002, increased 0.2 percentage points, to 9.4%, from 9.2% for the comparable period of 2001, primarily due to the increase in financial services pre-tax income as a percentage of consolidated revenues.

The consolidated provision for income taxes increased 59.6%, to $161.0 million for the nine months ended June 30, 2002, from $100.9 million for the same period of 2001, due to the corresponding increase in income before income taxes. The effective income tax rate was 37.5% for both periods.

The cumulative effect of a change in accounting principle was an increase in income of $2.1 million, net of income taxes of $1.3 million, for the nine months ended June 30, 2001. This accounting change is the result of the Company's October 1, 2000 adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the Company to recognize its interest rate swap agreements in the consolidated balance sheet at fair value.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables set forth certain operating and financial data for the Company's homebuilding activities:


                                                                        Percentages of Homebuilding Revenues
                                                             -----------------------------------------------------------
                                                                Three Months Ended                 Nine Months Ended
                                                                     June 30,                           June 30,
                                                             ------------------------           ------------------------
                                                              2002              2001             2002              2001
                                                             ------            ------           ------             -----
Costs and expenses:
     Cost of sales.................................            81.0%             80.1%            81.2%             80.2%
     Selling, general and administrative expense...             9.9               9.9              9.9              10.3
     Interest expense..............................             0.1               0.2              0.1               0.2
                                                             ------            ------           ------             -----
Total costs and expenses...........................            91.0              90.2             91.2              90.7
Other (income) expense.............................             0.3               0.5              0.1               0.5
                                                             ------            ------           ------             -----
Income before income taxes.........................             8.7%              9.3%             8.7%              8.8%
                                                             ======            ======           ======             =====


Homes Closed                         Three Months Ended June 30,                Nine Months Ended June 30,
                               --------------------------------------  -------------------------------------------
                                      2002                2001               2002                     2001
                               ------------------  ------------------  -------------------   ---------------------
                                Homes               Homes               Homes                   Homes
                                Closed   Revenues   Closed   Revenues   Closed    Revenues      Closed    Revenues
                               -------   --------  -------   --------  -------   ---------   ---------   ---------
                                          ($'s in millions)                         ($'s in millions)
Mid-Atlantic ...............       788   $  167.3      725   $  158.8    2,016   $   431.0       1,950   $   432.3
Midwest ....................       472      119.4      437      105.2    1,323       333.5       1,311       313.6
Southeast ..................       838      139.1      818      143.6    2,516       429.7       1,976       348.3
Southwest ..................     3,062      516.4    2,277      378.9    7,971     1,352.9       5,955       981.7
West .......................     2,717      808.0    1,210      303.7    6,381     1,863.2       2,895       724.0
                               -------   --------  -------   --------  -------   ---------   ---------   ---------
                                 7,877   $1,750.2    5,467   $1,090.2   20,207   $ 4,410.3      14,087   $ 2,799.9
                               =======   ========  =======   ========  =======   =========   =========   =========


Net New Sales Contracts              Three Months Ended June 30,                Nine Months Ended June 30,
                               --------------------------------------   -------------------------------------------
                                      2002                 2001                2002                    2001
                               ------------------   -----------------   -------------------   ---------------------
                                Homes                Homes               Homes                  Homes
                                Sold         $       Sold        $       Sold         $         Sold          $
                               -------   --------   -------  --------   -------   ---------   ---------   ---------
                                          ($'s in millions)                         ($'s in millions)
Mid-Atlantic ...............       960   $  201.3      674   $  146.7     2,471   $   512.0       2,084   $   459.4
Midwest ....................       543      126.8      520      139.2     1,394       341.1       1,441       374.8
Southeast ..................       976      161.9      868      152.9     2,680       438.6       2,266       404.8
Southwest ..................     3,520      590.5    2,453      411.0     9,537     1,583.7       6,927     1,142.2
West .......................     3,066      954.1    1,499      364.7     6,744     2,014.1       4,237     1,089.4
                               -------   --------   -------  --------   -------   ---------   ---------   ---------
                                 9,065   $2,034.6    6,014   $1,214.5    22,826   $ 4,889.5      16,955   $ 3,470.6
                               =======   ========   =======  ========   =======   =========   =========   =========


Sales Contract Backlog                                        June 30, 2002             June 30, 2001
                                                         ----------------------      --------------------
                                                           Homes          $           Homes         $
                                                         --------     ---------      -------    ---------
                                                                      ($'s in millions)
Mid-Atlantic.......................................         1,277     $   271.3          957    $   234.7
Midwest............................................           989         270.4        1,030        286.6
Southeast..........................................         1,628         262.4        1,629        288.2
Southwest..........................................         5,868         984.4        4,161        711.9
West...............................................         3,824       1,159.7        2,831        740.0
                                                         --------      --------      -------     --------
                                                           13,586      $2,948.2       10,608     $2,261.4
                                                         ========      ========      =======     ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's market regions consist of the following markets:
    Mid-Atlantic    Charleston, Charlotte, Columbia, Greensboro, Greenville,
                    Hilton Head, Maryland-D.C., Myrtle Beach, New Jersey,
                    Raleigh/Durham and Virginia-D.C.
    Midwest         Chicago and Minneapolis/St. Paul
    Southeast       Atlanta, Birmingham, Fort Myers/Naples, Jacksonville, Miami/
                    West Palm Beach and Orlando
    Southwest       Albuquerque, Austin, Dallas, Fort Worth, Houston, Killeen,
                    Phoenix, San Antonio and Tucson
    West            Colorado Springs, Denver, Fort Collins, Hawaii, Inland
                    Empire, Las Vegas, Los Angeles, Oakland, Orange County,
                    Portland, Sacramento, San Francisco, Salt Lake City, San
                    Diego, Seattle/Tacoma and Ventura County

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues from homebuilding activities increased 61.5%, to $1,779.6 million (7,877 homes closed) for the three months ended June 30, 2002, from $1,102.0 million (5,467 homes closed) for the comparable period of 2001. Revenues from home sales increased in four of the Company's five market regions, with percentage increases ranging from 5.4% in the Mid-Atlantic region to 166.1% in the West. Home sales revenues declined 3.1% in the Southeast region. The increases in total homebuilding revenues and revenues from home sales were due to strong housing demand throughout the majority of the Company's markets, the acquisitions of Fortress-Florida and Emerald Builders during fiscal 2001, and the merger with Schuler in February 2002. In divisions where the Company operated throughout both periods, home sales revenues increased 20.6%, to $1,310.2 million (6,295 homes closed) for the three months ended June 30, 2002, from $1,086.1 million (5,452 homes closed) for the comparable period of 2001.

The average selling price of homes closed during the three months ended June 30, 2002 was $222,200, up 11.4% from $199,400 for the same period in 2001. The increase in average selling price was due primarily to the Schuler acquisition. Schuler's operations are concentrated on the West Coast and in Hawaii, where average home selling prices are significantly higher than in the rest of the United States.

The value of net new sales contracts increased 67.5% to $2,034.6 million (9,065 homes) for the three months ended June 30, 2002, from $1,214.5 million (6,014 homes) for the same period of 2001. The number of net new sales contracts increased in all of the Company's five market regions, with percentage increases ranging from 4.4% in the Midwest region to 104.5% in the West region. In divisions where the Company operated throughout both periods, the value of net new sales contracts increased 22.2%, to $1,481.8 million (7,047 homes) for the three months ended June 30, 2002, from $1,213.0 million (6,009 homes) for the comparable period of 2001. The average price of a net new sales contract in the three months ended June 30, 2002 was $224,500, up 11.2% from the $201,900 average in the comparable period of 2001. The increase in average selling price was primarily due to the effect of the Schuler acquisition.

At June 30, 2002, the value of the Company's backlog of sales contracts was $2,948.2 million (13,586 homes), up 30.4% from $2,261.4 million (10,608 homes)
at June 30, 2001. In divisions where the Company operated throughout both periods, the value of the Company's backlog of sales contracts increased 3.0%, to $2,328.4 million (11,171 homes), from $2,261.1 million (10,606 homes) at
June 30, 2001. The average sales price of homes in sales backlog was $217,000 at June 30, 2002, up 1.8% from the average price of $213,200 at June 30, 2001.

Cost of sales increased by 63.3%, to $1,442.0 million for the three months ended June 30, 2002, from $882.8 million for the comparable period of 2001. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues increased
0.9 percentage points, to 80.9% for the three months ended June 30, 2002, from 80.0% for the comparable period of 2001, due primarily to $14.0 million in charges related to the Schuler acquisition, the majority of which was a result of recording Schuler's inventory at fair value on the acquisition date. The increase in cost of home sales as a percentage of revenues was also the cause of the 0.9 percentage point increase in total homebuilding cost of sales as a percentage of total homebuilding revenues, to 81.0% in the three months ended June 30, 2002, from 80.1% in the comparable period of 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 62.3%, to $177.0 million in the three months ended June 30, 2002, from $109.1 million in the comparable period of 2001. As a percentage of homebuilding revenues, SG&A expenses remained unchanged at 9.9% for the three months ended June 30, 2002 and 2001.

Interest expense associated with homebuilding activities decreased to $1.5 million in the three months ended June 30, 2002, from $2.1 million in the comparable period of 2001. As a percentage of homebuilding revenues, homebuilding interest expense was 0.1% for the three months ended June 30, 2002, a decline of 0.1 percentage points from 0.2% in the comparable period of 2001. During both periods, the Company expensed the portion of incurred interest and other financing costs which could not be charged to inventory. The Company follows a policy of capitalizing interest only on inventory under construction or development. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other expense associated with homebuilding activities was $3.8 million in the three months ended June 30, 2002, compared to $5.0 million in the comparable period of 2001. The expense in the three months ended June 30, 2002 is primarily due to a decrease in the fair value of the Company's interest rate swap agreements during the quarter. During the year-ago quarter, the expense was primarily due to write-downs to estimated fair value of the carrying amounts of the Company's investments in venture capital entities, offset in part by an increase in the fair value of the Company's interest rate swap agreements during the quarter.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

Revenues from homebuilding activities increased 56.6%, to $4,490.8 million (20,207 homes closed) for the nine months ended June 30, 2002, from $2,867.9 million (14,087 homes closed) for the comparable period of 2001. Revenues from home sales increased in four of the Company's five market regions, with percentage increases ranging from 6.3% in the Midwest region to 157.3% in the West region. Revenues from homebuilding activities declined 0.3% in the Mid-Atlantic region. The increases in total homebuilding revenues and revenues from home sales were due to strong housing demand throughout the majority of the Company's markets, and the acquisitions of Fortress-Florida, Emerald Builders and Schuler. In divisions where the Company operated throughout both periods, home sales revenues increased 21.1% to $3,378.5 million (16,368 homes closed) for the nine months ended June 30, 2002, from $2,790.0 million (14,048 homes closed) for the comparable period of 2001.

The average selling price of homes closed during the nine months ended June 30, 2002 was $218,300, up 9.8% from $198,800 for the same period in 2001. The increase in average selling price was primarily due to the Schuler acquisition. Schuler's operations are concentrated on the West Coast and in Hawaii, where average home selling prices are significantly higher than in the rest of the United States.

The value of net new sales contracts increased 40.9%, to $4,889.5 million (22,826 homes) for the nine months ended June 30, 2002, from $3,470.6 million (16,955 homes) for the same period of 2001. The value of net new sales contracts increased in four of the Company's five market regions, with percentage increases ranging from 8.3% in the Southeast region to 84.9% in the West region. The value of net new sales contracts declined 9.0% in the Midwest region. In divisions where the Company operated throughout both periods, the value of net new sales contracts increased 10.8%, to $3,838.0 million (18,585 homes) for the nine months ended June 30, 2002, from $3,464.3 million (16,928 homes) for the comparable period of 2001. The average price of a net new sales contract in the nine months ended June 30, 2002 was $214,200, up 4.6% over the $204,700 average in the nine months ended June 30, 2001.

Cost of sales increased 58.5%, to $3,643.8 million for the nine months ended June 30, 2002, from $2,299.5 million for the comparable period of 2001. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues increased
0.8 percentage points, to 81.0% for the nine months ended June 30, 2002, from 80.2% for the comparable period of 2001, due primarily to $47.6 million in charges related to the Schuler acquisition, the majority of which was a result of recording Schuler's inventory at fair value on the acquisition date. The increase in cost of home sales as a percentage of revenues was the primary

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


cause of the 1.0 percentage point increase in total homebuilding cost of sales as a percentage of total homebuilding revenues, to 81.2% in the nine months ended June 30, 2002, from 80.2% in the comparable period of 2001.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 50.8%, to $444.9 million in the nine months ended June 30, 2002, from $295.1 million in the comparable period of 2001. As a percentage of homebuilding revenues, SG&A expenses decreased to 9.9% for the nine months ended June 30, 2002, from 10.3% for the comparable period of 2001, due primarily to the fixed costs leverage achieved by the large amount of home closings revenues generated by the Schuler operating divisions between the Schuler acquisition date, February 21, 2002, and the end of the quarter ended March 31, 2002.

Interest expense associated with homebuilding activities decreased to $5.2 million in the nine months ended June 30, 2002, from $6.6 million in the comparable period of 2001. As a percentage of homebuilding revenues, homebuilding interest expense decreased 0.1 percentage points to 0.1% for the nine months ended June 30, 2002, from 0.2% for the comparable period of 2001. During both periods, the Company expensed the portion of incurred interest and other financing costs which could not be charged to inventory. The Company follows a policy of capitalizing interest only on inventory under construction or development. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other expense associated with homebuilding activities was $4.0 million in the nine months ended June 30, 2002, compared to $14.0 million in the comparable period of 2001. The expense in 2002 is primarily due to the change in fair value of the Company's interest rate swap agreements during the period. The expense in 2001 is primarily due to write-downs to estimated fair value of the carrying amounts of the Company's investments in start-up and emerging growth companies and the decline in the fair value of the Company's interest rate swap agreements during the period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - FINANCIAL SERVICES

The following table summarizes financial and other information for the Company's financial services operations:

                                                                      Three Months Ended            Nine Months Ended
                                                                           June 30,                      June 30,
                                                                   -----------------------        ---------------------
                                                                     2002           2001            2002         2001
                                                                   --------       --------        --------     --------
                                                                                       ($ in thousands)
Number of loans originated....................................        5,134          3,658          13,581        8,733
                                                                   --------       --------        --------     --------
Loan origination fees.........................................     $  5,884       $  3,969        $ 14,702     $  9,695
Sale of servicing rights and gains from sale of mortgages.....       13,485          8,326          37,785       21,512
Other revenues................................................        2,144          2,130           6,777        4,952
                                                                   --------       --------        --------     --------
Total mortgage banking revenues...............................       21,513         14,425          59,264       36,159
Title policy premiums, net....................................        7,351          4,590          18,387       11,394
                                                                   --------       --------        --------     --------
Total revenues................................................       28,864         19,015          77,651       47,553
Selling, general and administrative expense...................       18,220         12,540          48,261       32,507
Interest expense..............................................        1,155          1,575           3,490        3,582
Interest/other (income).......................................       (4,714)        (2,240)        (10,576)      (4,869)
                                                                   --------       --------        --------     --------
Income before income taxes....................................     $ 14,203       $  7,140        $ 36,476     $ 16,333
                                                                   ========       ========        ========     ========

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues from the financial services segment increased 51.8%, to $28.9 million in the three months ended June 30, 2002, from $19.0 million in the comparable period of 2001. The increase in financial services revenues was due to the rapid expansion of the Company's mortgage loan and title services provided to customers of the Company's homebuilding segment and the effects of the Emerald Builders acquisition. Selling, general and administrative expenses associated with financial services increased 45.3%, to $18.2 million in the three months ended June 30, 2002, from $12.5 million in the comparable period of 2001. As a percentage of financial services revenues, selling, general and administrative expenses decreased by 2.8 percentage points, to 63.1% in the three months ended June 30, 2002, from 65.9% in the comparable period in 2001, due primarily to the increase in revenues absorbing fixed costs.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

Revenues from the financial services segment increased 63.3%, to $77.7 million in the nine months ended June 30, 2002, from $47.6 million in the comparable period of 2001. The increase in financial services revenues was due to the rapid expansion of the Company's mortgage loan and title services provided to customers of the Company's homebuilding segment and the effects of the Fortress-Florida and Emerald Builders acquisitions. Selling, general and administrative expenses associated with financial services increased 48.5%, to $48.3 million in the nine months ended June 30, 2002, from $32.5 million in the comparable period of 2001. As a percentage of financial services revenues, general and administrative expenses decreased by 6.2 percentage points, to 62.2% in the nine months ended June 30, 2002, from 68.4% in the comparable period in 2001, due primarily to the increase in revenues absorbing fixed costs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had available cash and cash equivalents of $55.9 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land) at June 30, 2002, had increased by $1,577.3 million since September 30, 2001, due to the acquisition of Schuler, a general increase in business activity and the expansion of operations in the Company's market areas. Net of homebuilding cash, the Company's ratio of homebuilding notes payable to total capital at June 30, 2002, increased 1.9 percentage points, to 55.9% from 54.0% at September 30, 2001. The stockholders' equity to total assets ratio increased 3.0 percentage points, to 37.2% at June 30, 2002, from 34.2% at September 30, 2001.

At June 30, 2002, the Company has an $805 million, unsecured revolving credit facility, including $125 million which may be used for letters of credit. The facility matures in January 2006, and is guaranteed by substantially all of the Company's wholly-owned subsidiaries other than its financial services subsidiaries. The revolving credit facility and the indentures related to the Company's Senior and Senior Subordinated Notes contain covenants which, taken together, limit amounts of debt that may be incurred, investments in inventory, stock repurchases, cash dividends and other restricted payments, asset dispositions and creation of liens, and require certain levels of tangible net worth. At June 30, 2002, these covenants limit the additional homebuilding debt the Company could incur to $1,251.3 million, which included $464.9 million available under the revolving credit facility. The Company has entered into multi-year interest rate swap agreements, aggregating a notional amount of $200 million, that fix the interest rate on a portion of the variable rate revolving credit facility.

In the normal course of business, the Company provides standby letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At June 30, 2002, outstanding standby letters of credit and performance bonds, the majority of which mature in less than one year, were $122.5 million and $632.1 million, respectively.

At June 30, 2002, the financial services segment had mortgage loans held for sale of $288.5 million and loan commitments for $266.3 million at fixed rates. The Company hedges the interest rate market risk on these mortgage loans held for sale and loan commitments through the use of best-efforts whole loan delivery commitments, mandatory forward commitments to sell mortgage-backed securities and the purchase of options on financial instruments.

The financial services segment has a $205 million, one-year bank warehouse facility that matures on August 13, 2002, and is secured by mortgage loans held for sale. The warehouse facility is not guaranteed by the parent company. As of June 30, 2002, $204.6 million had been drawn under this facility. Substantially all of the mortgage company activities have been financed under the warehouse facility. To supplement the warehouse facility, a new $100 million credit facility for financial services was finalized in July 2002. The new facility will mature on July 9, 2003, and is also secured by mortgage loans held for sale.

On February 21, 2002, Schuler Homes, Inc. merged with and into D.R. Horton, Inc., with D.R. Horton the surviving corporation. At the time of the merger, Schuler's assets amounted to $1,364.4 million, mostly inventory. The total merger consideration consisted of the issuance of 20,079,532 shares of D.R. Horton, Inc. common stock, valued at $30.93 per share (the average closing price of D.R. Horton common stock for a period of ten trading days from December 4, 2001 to December 17, 2001); the payment of $168.7 million in cash; the assumption of $802.2 million of Schuler's debt, $238.2 million of which was paid at closing; the assumption of trade payables and other liabilities amounting to $209.1 million; and the assumption of $10.8 million of obligations to the Schuler entities' minority interest holders. Also, D.R. Horton issued options to purchase approximately 527,000 shares of D.R. Horton common stock to Schuler employees to replace outstanding Schuler stock options. The fair value of the options issued was $10.4 million and was recorded as additional capital. The fair value of the unvested options issued was $7.8 million and was recorded as unearned compensation. The unearned compensation is being amortized over the remaining vesting period of the stock options. The fair value of the options was estimated using the Black-Scholes option pricing model.

The  Schuler  merger was  accounted  for as a purchase.  Accordingly,  Schuler's assets and liabilities, including identifiable intangibles, were initially recorded at their fair values as of the date of the merger. The excess of the total consideration paid over the net assets' fair value (approximately $447.5 million) was recorded as an addition to goodwill.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




The Company's rapid growth and acquisition strategy require significant amounts of cash. It is anticipated that future home construction, lot and land purchases and acquisitions will be funded through internally generated funds, existing and future credit facilities and the issuance of new debt or equity securities. At June 30, 2002, under currently effective shelf registration statements, the Company has approximately 15 million shares issuable to effect, in whole or in part, possible future acquisitions and the capacity to issue new debt or equity securities amounting to $1.0 billion. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets.

During the three months ended June 30, 2002, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per common share, which was paid on May 21, 2002 to stockholders of record on May 14, 2002. On March 4, 2002, the Company's Board of Directors declared a three-for-two stock split (effected as a 50% stock dividend) which was paid on April 9, 2002, to stockholders of record on March 26, 2002. Cash was paid in lieu of fractional shares. On July 24, 2002, the Company's Board of Directors declared a cash dividend of $0.06 per common share, payable on August 23, 2002 to stockholders of record on August 9, 2002.

On April 11, 2002, the Company issued $250 million of 8.5% Senior notes due 2012. The net proceeds from this offering were used to repay borrowings under the unsecured revolving credit facility. These notes are guaranteed by substantially all of the Company's wholly-owned subsidiaries other than its financial services subsidiaries.

In 1999 and 2000, the Company entered into three separate limited partnership agreements with the purpose of investing in start-up and emerging growth companies whose technology and business plans have the potential of permitting the Company to leverage its size, expertise and customer base in the homebuilding industry. The Company originally authorized investment of up to $125 million in such companies over a four-year period. In January 2001, the original $125 million authorization was reduced to the $31.3 million that had been invested in such companies as of that date. The investments are concentrated in e-commerce businesses that serve the homebuilding, real estate and financial service industries, as well as in businesses whose strategic focus allows for the diversification of the Company's operations. As of June 30, 2002, the carrying value of the Company's investments in such companies, reported in homebuilding other assets, amounted to $5.0 million.

Except for ordinary expenditures for the construction of homes and the acquisition of land and lots for development and sale of homes, at June 30, 2002, the Company had no material commitments for capital expenditures.

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

 We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 1 and 8-K should be consulted. Additional information about issues that could lead to material changes in performance is contained in the Company's annual report on Form 10-K, which is filed with the Securities and Exchange Commission.

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

The  Company's  financial  services  segment is exposed  to  interest  rate risk associated with its mortgage loan production activities. Mortgage loans are funded at fixed interest rates before they are committed to specific investors and interest rate lock commitments (IRLC's) are extended to borrowers who have applied for loan funding and who meet certain defined credit and underwriting criteria. Forward commitments to sell mortgage-backed securities are designated as fair value hedges of the risk of changes in the overall fair value of funded loans. The effectiveness of the fair value hedge is continuously monitored and any ineffectiveness, which for the three and nine months ended June 30, 2002, was not significant, is recognized in current earnings. The IRLC's are classified and accounted for as non-designated derivative instruments with gains and losses recorded in current earnings. Interest rate risk associated with IRLCs is managed through the use of best-efforts whole loan delivery commitments, forward commitments to sell mortgage-backed securities and the purchase of options on financial instruments. These instruments are considered non-designated derivatives and are accounted for at fair market value with gains and losses recorded in current earnings. At June 30, 2002, total forward commitments to mitigate interest rate risk related to funded loans and IRLC's were approximately $195.5 million, the duration of which was less than nine months.

The following table shows, as of June 30, 2002, the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table shows the notional amounts, weighted average interest rates and estimated fair market value of the Company's interest rate swaps.

                            Three Months                                                                                    Fair
                              Ended                                                                                        market
                             Sep. 30,                        Year ended September 30,                                     value at
                            ---------      -------------------------------------------------------------

                              2002          2003          2004         2005         2006      Thereafter        Total     06/30/02
                             ------        ------        ------      -------      -------     ----------      --------    ---------
                                                                ($'s in millions)
Debt:
  Fixed rate.............    $ 19.2        $ 20.0        $166.9       $210.7       $150.0       $2,047.1      $2,613.9     $2,543.9
  Average interest rate..     7.96%         6.62%         8.52%       10.69%       10.19%          8.15%         8.50%           --
  Variable rate..........    $210.8        $ 19.6        $  8.7           --       $261.1             --        $500.2       $500.2
  Average interest rate..     2.92%         5.75%         3.83%           --        3.73%             --         3.47%           --
Interest Rate Swaps:
  Variable to fixed......    $200.0        $200.0        $200.0       $200.0       $200.0         $200.0            --      ($11.2)
  Average pay rate.......     5.10%         5.10%         5.10%        5.10%        5.10%          5.07%            --           --
  Average receive rate...    90-day LIBOR

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

               10.1* D.R. Horton Deferred Compensation Plan, effective as of June 15, 2002.

               10.2* D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated.

               10.3* Amendment No. 1 to the D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated.



------------
*Filed herewith.



         (b)      Reports on Form 8-K.
                  1. On April 3, 2002, the Company filed a Current Report on Form 8-K (Item 5), which included its press release of that date announcing the Company planned to sell approximately $250 million of senior notes to qualified institutional buyers in reliance upon Rule 144A.

                  2. On May 30, 2002, the Company filed a Current Report on Form 8-K (Item 5), which provided unaudited pro forma combined condensed statements of income of D.R. Horton, Inc. and Schuler Homes, Inc. for the six months ended March 31, 2002 and the year ended September 30, 2002.

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    D.R. HORTON, INC.



Date: August 13, 2002               By  /s/ Samuel R. Fuller
                                      ------------------------------------------

                                    Samuel R. Fuller, on behalf of D.R. Horton,
                                    Inc. and as Executive Vice President,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS





               EXHIBIT
               NUMBER      DESCRIPTION
              --------     -----------

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

               10.1* D.R. Horton Deferred Compensation Plan, effective as of June 15, 2002.

               10.2* D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated.

               10.3* Amendment No. 1 to the D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated.



------------
*Filed herewith.