Form 10-K
period 2002-09-30
HORTON D R INC /DE/
filed 2002-12-13
CIK 882184

Dear Fellow Stockholders:

We did it! Just as we predicted we would, our Company achieved our 25th consecutive year of growth in revenues and profitability in fiscal 2002. On a trailing twelve-month basis, at September 30, 2002, we have delivered more homes in the United States than any other homebuilder! Some of the records we achieved this year included:

•	Completing our largest acquisition, by adding Schuler Homes, Inc. to the Horton family in February 2002;

•	Signing record new sales contracts, amounting to $6.9 billion (31,491 homes), a 53% increase over our 2001 record of $4.5 billion (22,179 homes);

•	Earning record revenues of $6.7 billion (29,761 homes delivered), a 51% increase over our 2001 record of $4.5 billion (21,371 homes delivered);

•	Earning record net income of $404.7 million, a 57% increase over our fiscal 2001 record of $257.0 million;

•	Earning record diluted earnings per share of $2.87, a 29% increase over our 2001 record of $2.23;

•	Holding a record year-end sales backlog of $2.8 billion (12,697 homes), up 46% over our 2001 year-end record of $1.9 billion (9,263 homes);

•	Attaining a record level of stockholders’ equity of $2.3 billion, up 82% from the 2001 level of $1.3 billion; and

•	Achieving a return on beginning stockholders’ equity of 32% and on average stockholders’ equity of 22%.

These accomplishments in our silver anniversary year continue our history of out-performing the homebuilding industry. We understand that, in our Company, “nothing happens until a home is sold”. As a result of that focus, our year-over-year percentage increases in homes sold during the period 1991-2001 exceeded the national rate of change in homes sold in every year! In three of those years, national homes sales were down from 3.7% to 14.3%; in each of those same years, our Company’s year-over-year sales increased! In the first two quarters of fiscal 2002, national homes sales were down 0.5% and 3.7%, respectively; ours were up in those two quarters 21.6% and 28.4%, respectively. Although national home sales improved in the last two quarters of fiscal 2002, ours has significantly outpaced them, growing at the rate of 50.7% in the third quarter and 65.9% in the fourth. That sort of sales momentum has continued in the first two months of fiscal 2003.

One of the most significant factors that has allowed us to achieve such startling results is our realization that homebuilding is truly a local business. Whether they are promoted from within our Company, hired from outside it, or come to us as a result of our acquisition program, our division presidents are truly entrepreneurs, charged with the responsibility and given the authority to react to changes in their respective markets and adjust land positions, product and pricing as necessary. In addition, our division presidents are stockholders through direct ownership and through stock options. This ownership, coupled with a bonus program that rewards bottom-line performance, ensures that management and stockholder interests are firmly aligned. We are convinced that our decentralized structure and management incentive plans have allowed us to grow the Company through all economic cycles and gives us a competitive advantage in each of our markets.

We are able to penetrate our markets by offering a wide variety of products, ranging from entry-level production homes, to customized production homes, to first- and second-time move-up homes, to active adult homes in age-restricted communities. We are prepared to always say “Yes!” to our home buyers, at all price levels, by offering them custom changes to their homes. This is both a profitable market niche for us as well as a strategy which affords us a marked advantage over our competitors.

We have historically grown the Company through a balanced combination of internal growth and acquisitions. Our five-year compounded annual growth rate in revenues through fiscal 2002 was 34%. While we are proud of that growth rate, we are more focused on improving our profitability, which is reflected by our five-year compounded annual growth rate in net income of 44%. Our outstanding operating results in fiscal year 2002 were remarkable on a “same store” basis, but were made truly exceptional by the acquisitions of Fortress-Florida in May 2001, Emerald Builders in July 2001 and Schuler Homes in February 2002.

In the seven months since the Schuler acquisition, we have seamlessly and fully integrated its operations into the Horton “family”. Adding Schuler’s operations to ours has produced dominant market positions for us in California, Hawaii, Denver and Portland. We are excited about the prospect of the former Schuler divisions’ contributions to our future results. With those contributions and our focus on improving the strength of our balance sheet, we believe that we will easily achieve our historical growth targets of 20% or more in revenues, net income and net income per share in fiscal 2003. Although we currently plan no acquisitions during 2003, we believe that a continuation of our historically successful internal growth and acquisition strategies will be necessary to achieve our internal target of more than $10 billion in revenues in fiscal 2004.

At September 30, 2002, our stockholders’ equity exceeded $2.3 billion, up 82% over the year earlier level. Importantly, our ratio of homebuilding debt, net of cash, to total capital declined from 54.0% at the end of fiscal 2001 to 51.3% at the end of 2002. By the end of fiscal 2003, we believe that our net homebuilding leverage will be less than 49%. Our strong balance sheet and our consistent ability to deliver superior operating results have generated strong acceptance of our Company by the capital markets. In January 2002, we renewed our revolving bank credit facility, which at $805 million continues to be one of the largest in the homebuilding industry. The new facility matures in January 2006. In April 2002, we issued $250 million in 8.5% senior notes due 2012. In December 2002, after the end of our fiscal year, we issued $215 million in 7.5% senior notes due 2007. We had $108 million in letters of credit and no cash advances under our revolving credit line at September 30, 2002. The $697 million in capacity under the credit line plus the $214 million net proceeds of the December 2002 senior notes issue afford us ample resources to effect our growth strategies in fiscal 2003.

In fiscal 2002, our quarterly cash dividend amounted to $.06 per share, up 20% from the quarterly amount paid in fiscal 2001. Also, we authorized and paid a three-for-two stock split, effected as a stock dividend, in April 2002.

Our financial services division had another banner year in fiscal 2002, earning pre-tax income of $56 million on revenues of $114 million, more than doubling the $27 million earned in the prior year. We believe that our financial services division has the momentum to continue this level of astounding performance, since we have only begun to tap the additional revenues and earnings that will come as we expand our mortgage services to the former Schuler divisions in California. We will continue to expand our mortgage and title services into markets served by our homebuilding divisions as it makes economic sense to do so.

We thank all D.R. Horton stockholders for helping us build a company with a solid foundation and an exciting future. In addition, we thank our dedicated employees, suppliers and subcontractors. They are the backbone of this organization and provide us the ability to react quickly and make sound decisions. We look forward to a highly successful fiscal 2003, as we commence our next 25 years of continued growth and profitability.

Donald R. Horton
Chairman of the Board

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2002 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission File number 1-14122

D.R. HORTON, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2386963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 Ascension Blvd., Suite 100 Arlington, Texas	76006
(Address of principal executive offices)	(Zip Code)

(817) 856-8200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The New York Stock Exchange
8 3/8% Senior Notes due 2004	The New York Stock Exchange
10% Senior Notes due 2006	The New York Stock Exchange
8% Senior Notes due 2009	The New York Stock Exchange
10 1/2% Senior Notes due 2005	The New York Stock Exchange
9 3/4% Senior Subordinated Notes due 2010	The New York Stock Exchange
9 3/8% Senior Subordinated Notes due 2011	The New York Stock Exchange
Zero Coupon Convertible Senior Notes due 2021	The New York Stock Exchange
7 7/8% Senior Notes due 2011	The New York Stock Exchange
9% Senior Notes due 2008	The New York Stock Exchange
9 3/8% Senior Notes due 2009	The New York Stock Exchange
10 1/2% Senior Subordinated Notes due 2011	The New York Stock Exchange
8% Senior Notes due 2012	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

As of November 30, 2002, there were 146,531,499 shares of Common Stock, par value $.01 per share, issued and outstanding, and the aggregate market value of these shares held by non-affiliates of the registrant was approximately $2,309,771,000. Solely for purposes of this calculation, all directors and executive officers were excluded as affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

PART 1

ITEM 1.    BUSINESS

D. R. Horton, Inc. is a national homebuilder. (Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton., Inc., a Delaware corporation, and its predecessors and subsidiaries.) As a national homebuilder, we construct and sell single-family homes in metropolitan areas of the Mid-Atlantic, Midwest, Southeast, Southwest and West regions of the United States. We offer high quality homes, designed principally for first-time and move-up home buyers. Although we have historically positioned ourselves as a custom builder, in the last five years we have acquired six volume homebuilding companies (Torrey, Continental, Cambridge, Fortress-Florida, Emerald and Schuler) which enable us to compete across a broader product offering. Our homes generally range in size from 1,000 to 5,000 square feet and range in price from $80,000 to $900,000. For the year ended September 30, 2002, we closed 29,761 homes with an average sales price approximating $219,400.

We are one of the largest and most geographically diversified homebuilders in the United States, with operating divisions in 20 states and 44 markets as of September 30, 2002. The markets we operate in include: Albuquerque, Atlanta, Austin, Birmingham, Charleston, Charlotte, Chicago, Colorado Springs, Columbia, Dallas, Denver, Fort Collins, Fort Myers/Naples, Fort Worth, Greensboro, Greenville, Hawaii, Hilton Head, Houston, Inland Empire (Southern California), Jacksonville, Killeen, Las Vegas, Los Angeles, Maryland-D.C., Miami/West Palm Beach, Minneapolis/St. Paul, Myrtle Beach, New Jersey, Oakland, Orange County, Orlando, Phoenix, Portland, Raleigh/Durham, Sacramento, Salt Lake City, San Antonio, San Diego, San Francisco, Seattle/Tacoma, Tucson, Ventura County and Virginia-D.C.

We build homes under the following names: D.R. Horton, Arappco, Cambridge, Continental, Dietz Crane, Dobson, Emerald, Melody, Milburn, Regency, Schuler, SGS Communities, Stafford, Torrey, Trimark and Western Pacific.

Our financial reporting segments consist of homebuilding and financial services. Our homebuilding operations comprise the most substantial part of our business, with more than 98% of consolidated revenues in fiscal 2000, 2001 and 2002. The homebuilding operations segment generates the majority of its revenues from the sale of completed homes with a lesser amount from the sale of land and lots. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance and closing services. Financial information, including revenue, pre-tax income and identifiable assets of both of our reporting segments are included in the consolidated financial statements.

We were incorporated in Delaware on July 1, 1991, to acquire all of the assets and businesses of 25 predecessor companies, which were residential home construction and development companies owned or controlled by Donald R. Horton. In the last nine fiscal years, we have acquired 17 other homebuilding companies, including Schuler Homes, Inc., which we acquired on February 21, 2002. Schuler strengthened our market position in several markets, including California, while expanding our geographic presence and product offerings in other markets in the West region.

Our principal executive offices are located at 1901 Ascension Blvd., Suite 100, Arlington, Texas 76006, our telephone number is (817) 856-8200, and our Internet website address is www.drhorton.com. Information on our Internet website is not part of this annual report on Form 10-K.

Operating Strategy

We believe that the following operating strategies have enabled us to achieve consistent growth and profitability:

Geographic Diversity

From 1978 to late 1987, excluding locations acquired in our 1998 merger with Continental Homes, our homebuilding activities were conducted in the Dallas/Fort Worth area. We then instituted a policy of diversifying geographically, entering the following of our current markets, both through startup operations and acquisitions, in the years shown:

Years Entered	Markets
1987	Phoenix
1988	Atlanta, Orlando
1989	Charlotte
1990	Houston
1991	Maryland-D.C., Virginia-D.C.
1992	Chicago, Raleigh/Durham
1993	Austin, Los Angeles, Salt Lake City, San Diego
1994	Minneapolis/St. Paul, Las Vegas, San Antonio
1995	Birmingham, Denver, Greensboro, Miami/West Palm Beach
1996	Albuquerque
1997	Greenville, New Jersey, Tucson
1998	Charleston, Hilton Head, Jacksonville, Killeen, Myrtle Beach, Portland, Sacramento
1999	Columbia
2000	Ventura County
2001	Fort Myers/Naples
2002	Colorado Springs, Fort Collins, Hawaii, Inland Empire (Southern California), Oakland, Orange County, San Francisco, Seattle/Tacoma

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

Acquisitions

We are currently focusing on internal growth. However, as an integral component of our operational strategy of continued expansion, we are continuing our historical approach of evaluating opportunities for strategic acquisitions in the future. We believe that expanding our operations through the acquisition of existing homebuilding companies has afforded us several benefits not found in start-up operations. Such benefits include:

•	Established land positions and inventories;

•	Existing relationships with land owners, developers, subcontractors and suppliers;

•	Brand name recognition; and

•	Proven product acceptance by home buyers in the market.

In evaluating potential acquisition candidates, we have sought homebuilding companies that have an excellent reputation, a track record of profitability and a strong management team with an entrepreneurial orientation. We have limited the risks associated with acquiring a going concern by conducting extensive operational, financial and legal due diligence on each acquisition and by only acquiring homebuilding companies that we believe will have an immediate positive impact on our earnings. In the last nine fiscal years, we have made 17 acquisitions. In the future, we may resume acquisitions of homebuilders that satisfy our acquisition criteria in existing or new markets.

Decentralized Operations

We decentralize our homebuilding activities to give more operating flexibility to our local division presidents. We have 48 separate operating divisions, some of which are in the same market area. Generally, each operating division consists of a division president, an office manager and staff, a sales manager and sales personnel, and a construction manager and construction superintendents. We believe that division presidents, who are intimately familiar with local conditions, make better decisions regarding local operations. Our division presidents receive performance bonuses based upon achieving targeted operating levels in their operating divisions.

Operating Division Responsibilities

Each operating division is responsible for:

•	Site selection, which involves

—	A feasibility study;

—	Soil and environmental reviews;

—	Review of existing zoning and other governmental requirements; and

—	Review of the need for and extent of offsite work required to meet local building codes;

•	Negotiating lot option or similar contracts;

•	Overseeing land development;

•	Planning its homebuilding schedule;

•	Selecting building plans and architectural schemes;

•	Obtaining all necessary building approvals; and

•	Developing a marketing plan.

Corporate Office Controls

The corporate office controls key risk elements through centralized:

•	Financing;

•	Cash management;

•	Risk management;

•	Accounting and management reporting;

•	Administration of payroll and employee benefits;

•	Final approval of land and lot acquisitions;

•	Capital allocation; and

•	Oversight of inventory levels.

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

Markets

We conduct homebuilding activities in five geographic regions, consisting of:

Geographic Region	Markets

Mid-Atlantic	Charleston, Charlotte, Columbia, Greensboro, Greenville, Hilton Head, Maryland-D.C., Myrtle Beach, New Jersey, Raleigh/Durham, Virginia-D.C.

Midwest	Chicago, Minneapolis/St. Paul

Southeast	Atlanta, Birmingham, Fort Myers/Naples, Jacksonville, Miami/West Palm Beach, Orlando

Southwest	Albuquerque, Austin, Dallas, Fort Worth, Houston, Killeen, Phoenix, San Antonio, Tucson

West
Colorado Springs, Denver, Fort Collins, Hawaii, Inland Empire (Southern California), Las Vegas, Los Angeles, Oakland, Orange County, Portland, Sacramento, Salt Lake City, San Francisco, San Diego, Seattle/Tacoma, Ventura County

When entering new markets or conducting operations in existing markets, among the things we consider are:

•	Regional economic conditions;

•	Job growth;

•	Land availability;

•	Local land development process;

•	Consumer tastes;

•	Competition; and

•	Secondary home sales activity.

Our homebuilding revenues by geographic region are:

	Year Ended September 30,
	2000	2001	2002
	(In millions)
Mid-Atlantic	$614.5	$615.6	$639.5
Midwest	451.0	457.6	493.8
Southeast	491.5	518.2	634.2
Southwest	1,176.7	1,489.5	2,003.9
West	870.5	1,302.7	2,853.8

Total	$3,604.2	$4,383.6	$6,625.2

Land Policies

Typically, we acquire land only after necessary “entitlements” have been obtained, i.e., when we have the right to begin development or construction. Before we acquire lots or tracts of land, we will, among other things, complete a feasibility study, which includes soil tests, independent environmental studies and other engineering work, and determine that all necessary zoning and other governmental entitlements required to develop and use the property for home construction have been acquired. Although we purchase and develop land primarily to support our own homebuilding activities, occasionally we sell lots and land to other developers and homebuilders.

We also use lot option contracts, in which we purchase the right, but not the obligation, to buy building lots at predetermined prices on a takedown schedule commensurate with anticipated home closings. Lot option contracts generally are on a nonrecourse basis, thereby limiting our financial exposure to earnest money deposits given to property sellers. This enables us to control significant lot positions with a minimal capital investment and substantially reduces the risks associated with land ownership and development. At September 30, 2002, about 47% of our total lot position of 150,763 lots was under option contracts.

A summary of our land/lot position at September 30, 2002 is:

Finished lots we own	21,330
Lots under development we own	59,005

Total lots owned	80,335
Lots available under lot option and similar contracts	70,428

Total land/lot positions	150,763

We limit our exposure to real estate inventory risks by:

•	Generally commencing construction of homes under contract only after receipt of a satisfactory down payment and, where applicable, the buyer’s receipt of mortgage approval;

•	Limiting the number of speculative homes (homes started without an executed sales contract) built in each subdivision;

•	Closely monitoring local market and demographic trends, housing preferences and related economic developments, such as new job opportunities, local growth initiatives and personal income trends;

•	Utilizing lot option contracts, where possible; and

•	Limiting the size of acquired land parcels to smaller tracts of land.

Construction

Our home designs are prepared by architects in each of our markets to appeal to local tastes and preferences of the community. We also offer optional interior and exterior features to enhance the basic home design and to promote our sales efforts.

Substantially all of our construction work is performed by subcontractors. Our construction supervisors monitor the construction of each home, participate in important design and building decisions, coordinate the activities of subcontractors and suppliers, subject the work of subcontractors to quality and cost controls and monitor compliance with zoning and building codes. Subcontractors typically are retained for a specific subdivision pursuant to a contract that obligates the subcontractor to complete construction at a fixed price. Agreements with our subcontractors and suppliers generally are negotiated for each subdivision. We compete with other homebuilders for qualified subcontractors, raw materials and lots in the markets where we operate.

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

Marketing and Sales

We market and sell our homes through commissioned employees and independent real estate brokers. We typically conduct home sales from sales offices located in furnished model homes in each subdivision. At September 30, 2002, we owned 1,207 model homes, which we generally do not offer for sale until the completion of a subdivision. Our sales personnel assist prospective home buyers by providing them with floor plans, price information, tours of model homes and the selection of options and other custom features. We train and inform our sales personnel as to the availability of financing, construction schedules, and marketing and advertising plans.

In addition to using model homes, we typically build a limited number of speculative homes in each subdivision to enhance our marketing and sales activities. Construction of these speculative homes also is necessary to satisfy the requirements of relocated personnel and independent brokers, who often represent home buyers requiring a completed home within 60 days. We sell a majority of these speculative homes while they are under construction or immediately following completion. The number of speculative homes is influenced by local market factors, such as new employment opportunities, significant job relocations, growing housing demand and the length of time we have built in the market. Depending upon the seasonality of each market, we attempt to limit our speculative homes in each subdivision. At September 30, 2002, we averaged less than five speculative homes, in various stages of construction, in each subdivision.

We advertise on a limited basis in newspapers and in real estate broker, mortgage company and utility publications, brochures, newsletters and on billboards. In addition, we use our Internet website to market the location, price range and availability of our homes. To minimize advertising costs, we attempt to operate in subdivisions in conspicuous locations that permit us to take advantage of local traffic patterns. We also believe that model homes play a significant role in our marketing efforts. Consequently, we expend significant effort in creating an attractive atmosphere in our model homes.

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

Customer Service and Quality Control

Our operating divisions are responsible for pre-closing quality control inspections and responding to customers’ post-closing needs. We believe that prompt and courteous response to home buyers’ needs during and after construction reduces post-closing repair costs, enhances our reputation for quality and service, and ultimately leads to significant repeat and referral business from the real estate community and home buyers. We provide our home buyers with a limited one-year warranty on workmanship and building materials. The subcontractors who perform most of the actual construction also provide us with warranties on workmanship and are generally prepared to respond to us and the homeowner promptly upon request. In addition, we provide a supplemental ten-year limited warranty that covers major construction defects. To cover our potential warranty obligations, we accrue an estimated amount for future warranty costs.

Customer Financing

We provide mortgage financing services principally to purchasers of homes we build and sell. CH Mortgage, a wholly-owned subsidiary, provides mortgage banking services in Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Nevada, New Mexico, North and South Carolina, Oregon, Texas, Virginia and Washington. DRH Mortgage, LLC, a joint venture formed in 1998 with a third party, has until recently provided mortgage origination services in California. During the year ended September 30, 2002, in the markets served, our combined mortgage banking entities provided mortgage financing services for approximately 72% of the homes closed that required mortgage financing, an increase from 64% during the year ended September 30, 2001. We anticipate expanding these mortgage activities to other markets in which we conduct homebuilding operations.

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

Title Services

Through our subsidiaries, Century Title, Custom Title, DRH Title Company of Texas, Ltd., DRH Title Company of Florida, Inc., DRH Title Company of Minnesota, Inc., Metro Title Company, Principal Title and Travis County Title Company, we serve as a title insurance agent by providing title insurance policies, examination and closing services to purchasers of homes we build in the Austin, Dallas, Fort Worth, Houston, Maryland-D.C., Miami/West Palm Beach, Minneapolis, Orlando, Phoenix, San Antonio and Virginia-D.C. markets. We assume no underwriting risk associated with these title policies.

Employees

At September 30, 2002, we employed 5,701 persons, of whom 1,317 were sales and marketing personnel, 1,975 were executive, administrative and clerical personnel, 1,654 were involved in construction, and 755 worked in mortgage and title operations. The Company had fewer than 20 employees covered by collective bargaining agreements. Employees of some of the subcontractors which we use are represented by labor unions or are subject to collective bargaining agreements. We believe that our relations with our employees and subcontractors are good.

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

ITEM 2.    PROPERTIES

We own a 52,000 square foot office complex, consisting of three single-story buildings of steel and brick construction, located in Arlington, Texas, that serves as our principal executive and administrative offices. We also own a 22,864 square foot building in Lakeville, Minnesota; a 27,000 square foot building in Westminster, Colorado; two buildings in Englewood, Colorado totaling 28,217 square feet; and a 16,000 square foot building in The Woodlands, Texas, that serve as division offices for some of our operating divisions. We lease approximately 595,000 square feet of space for our other operating divisions under leases expiring between December 2002 and March 2011.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock (the “Common Stock”) is listed on the New York Stock Exchange under the symbol “DHI”. The following table shows the high and low sales prices for the Common Stock for the periods indicated, as reported by the NYSE, adjusted for the 11% stock dividend of March 23, 2001 and the three-for-two stock split (effected as a 50% stock dividend) of April 9, 2002.

	Year Ended September 30,
	2001		2002
	HIGH	LOW	HIGH	LOW
Quarter Ended December 31	$15.61	$9.16	$22.33	$13.25

Quarter Ended March 31	16.21	11.93	29.17	19.83

Quarter Ended June 30	17.33	12.83	27.50	21.85

Quarter Ended September 30	20.00	11.67	26.85	18.30

As of December 2, 2002, the closing price was $19.05, and there were approximately 473 holders of record. We have declared quarterly cash dividends of five cents per share for fiscal 2001 and six cents per share for fiscal 2002.

The declaration of cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our general financial condition and general business conditions. We are required to comply with certain covenants contained in the bank agreements and senior note and senior subordinated note indentures. The most restrictive of these requirements allows us to pay cash dividends on Common Stock in an amount, on a cumulative basis, not to exceed 50% of consolidated net income, as defined, subject to certain other adjustments. Pursuant to the most restrictive of these requirements, at September 30, 2002, we had approximately $172.8 million available for the payment of dividends, the acquisition of our common stock and other restricted payments.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our Consolidated Financial Statements. The data should be read in conjunction with the Consolidated Financial Statements, related Notes thereto and other financial data elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future.
	Year Ended September 30,
	1998	1999	2000	2001	2002
	(In millions, except per share data)
Income Statement Data: (1)(2)
Revenues	$2,176.9	$3,156.2	$3,653.7	$4,455.5	$6,738.8
Homebuilding revenues	2,155.0	3,119.0	3,604.2	4,383.6	6,625.2
Income before cumulative effect of change in accounting principle	93.4	159.8	191.7	254.9	404.7
Income before cumulative effect of change in accounting principle per share:(3)(4)
Basic	0.96	1.40	1.70	2.24	3.01
Diluted	0.86	1.38	1.69	2.21	2.87
Cash dividends declared per common share	.09	.11	.15	.19	.23

	As of September 30,
	1998	1999	2000	2001	2002
	(In millions)
Balance Sheet Data: (1)(2)
Inventories	$1,358.0	$1,866.1	$2,191.0	$2,804.4	$4,343.1
Total Assets	1,667.8	2,361.8	2,694.6	3,652.2	6,017.5
Notes Payable	854.5	1,190.6	1,344.4	1,884.3	2,878.3
Stockholders’ Equity	549.4	797.6	969.6	1,250.2	2,269.9

(1)	See Note C to the audited financial statements for details concerning acquisitions by the Company.

(2)
On February 21, 2002, D.R. Horton, Inc. and Schuler Homes, Inc. consummated a merger pursuant to which Schuler Homes was merged with and into D.R. Horton, with D.R. Horton the surviving corporation. The total merger consideration consisted of the issuance of 20,079,532 shares of D.R. Horton common stock, valued at $30.93 per share; the payment of $168.7 million in cash; the assumption of $802.2 million of Schuler’s debt, $238.2 million of which was paid at closing; the assumption of trade payables and other liabilities amounting to $227.6 million; and the assumption of $10.8 million of obligations to the Schuler entities’ minority interest holders.

Schuler’s revenues for the period February 22 through September 30, 2002 were $1,246.6 million.

(3)
In fiscal 1998, net income includes the net effect of a $7.1 million, net of tax, provision for costs associated with the merger with Continental. The earnings per share effects were $0.07 basic and $0.06 diluted.

(4)
All basic and diluted per share amounts have been restated to reflect the effects of the 9% stock dividend of September 29, 2000, the 11% stock dividend of March 23, 2001 and the three-for-two stock split (effected as a 50% stock dividend) of April 9, 2002.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CRITICAL ACCOUNTING POLICIES

General—A comprehensive enumeration of the significant accounting policies of D.R. Horton, Inc. and subsidiaries is presented in Note A to the accompanying financial statements as of September 30, 2002 and 2001, and for the years ended September 30, 2002, 2001 and 2000. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises Generally Accepted Accounting Principles (“GAAP”) for public companies operating in the United States of America. In instances where alternative methods of accounting for a given economic phenomenon are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

Basis of presentation—Our financial statements include the accounts of D.R. Horton, Inc. and all of its majority-owned or controlled subsidiaries. All significant intercompany accounts, transactions and balances have been eliminated in consolidation. Except for insignificant amounts remaining from our venture capital investments of fiscal 1999 and 2000, and a few inconsequential joint ventures we inherited with the Schuler acquisition, we owned no minority interests in unconsolidated entities at September 30, 2002. Based upon currently available information, we believe that none of them will qualify for consolidation in our financial statements under the Financial Accounting Standards Board’s (“FASB”) proposed new accounting rules on consolidations.

Segment information—Our reportable business segments consist of homebuilding and financial services. Our homebuilding segment derives the majority of its revenue from constructing and selling single-family housing in 20 states and 44 markets throughout the United States. The financial services segment generates revenue by originating and selling mortgage loans and by collecting fees for title insurance and closing services in many of the same markets. We have no foreign subsidiaries or operations.

Revenue recognition—We recognize homebuilding revenues when homes close and title to and possession of the property is formally transferred to the buyer. Virtually all of our homebuilding revenues are received in cash within a day or two of closing. We include amounts in transit from title companies at the end of each reporting period in homebuilding cash. When we execute a sales contract with our home buyers, or when we require advance payment from home buyers for custom changes, upgrades, or options related to their homes, we record the cash deposits as liabilities until the homes are closed or the contracts are canceled. We either retain or refund to the home buyer deposits on canceled sales contracts, depending upon the provisions of the contracts.

We recognize financial services revenues associated with our title operations as homes are closed, closing services are rendered and title insurance policies are issued, all of which generally occur simultaneously as each home is closed. We recognize the majority of the revenues associated with our mortgage loan operations when the mortgage loans and related servicing rights are sold to third-party investors. We earn mortgage loan origination fees when we close and fund the loans associated with the homes financed. We defer the earned origination fees, net of direct origination costs, and recognize them as revenues, along with the associated gains or losses on the sales of the loans and related servicing rights, when the loans are sold to third-party investors. All of the financial services mortgage loans and related servicing rights are sold to third-party investors. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.

Inventories—We use the specific identification method for the purpose of accumulating costs associated with home construction. We state inventories at the lower of historical cost or fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121. In addition to the costs of direct land acquisition, land development and home construction, inventory costs include interest, real estate taxes and direct overhead costs incurred during development and home construction. Applicable direct overhead costs that we incur after development projects or homes are substantially complete are charged to selling, general and administrative (SG&A) expense as incurred. All indirect overhead costs, such as construction superintendents’ compensation, advertising and builder’s risk insurance are either charged to SG&A expense as incurred or, in the case of builder’s risk insurance, amortized to SG&A expense over the applicable policy periods.

We amortize to cost of sales for homes closed all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) based upon the total number of homes expected to be closed in each project. Any changes to the estimated total development costs subsequent to the initial home closings in a project are generally allocated on a pro-rata basis to the remaining homes in the project.

When a home is closed, we usually have not yet recorded and paid all incurred costs necessary to complete the home. Each month we record as a liability and as a charge to cost of sales the amount we will ultimately pay related to completed homes that have been closed as of the end of that month. We compare our home construction budgets to actual recorded costs to estimate the additional costs needed to complete each closed home. We monitor the accuracy of each month’s accrual by comparing actual costs incurred on closed homes in subsequent months to the amount we accrued. Although actual costs to complete in the future could differ from our current estimate, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.

Each quarter, we review all components of our inventory for the purpose of determining whether recorded costs and costs required to complete each home (or project) are recoverable. If our review indicates that an impairment loss is required under the SFAS No. 121 guidelines, we estimate and record such loss to cost of sales in that quarter. To date, such impairment losses have occurred primarily in markets that we have chosen to abandon, and have been insignificant in the aggregate. Fair value estimation under SFAS No. 121 involves management estimates of future revenues and costs and, due to uncertainties in the estimation process, it is at least reasonably possible that actual results could differ from such estimates.

Warranty Costs—Warranty reserves have been established by charging cost of sales and crediting a warranty liability for each home closed. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and labor required under one- and ten-year warranty obligation periods. The one-year warranty is comprehensive for all parts and labor; the ten-year period is for major construction defects. We have, and require all of our subcontractors to have, general liability insurance that protects us against a portion of our risk of loss from construction product defects, but accrue the warranty costs liability to cover our self-insured retentions and deductible amounts under those policies. Our warranty cost accruals are based upon our historical warranty cost experience in each market in which we operate and are adjusted as appropriate to reflect qualitative risks associated with the type of homes we build and the geographic areas in which we build them. Actual future warranty costs could differ from our currently estimated amounts.

Interest rate swaps—We have two interest rate swap agreements with a major United States bank under which we receive each quarter the London Inter-Bank Offered Rate (LIBOR) and pay a fixed amount that averages 5.1% on a total notional amount of $200 million. We entered into both of the ten-year swap contracts in 1998. Because we were unwilling to “buy out” the bank’s current right to cancel each swap during any quarter in which LIBOR exceeds 7%, we chose not to designate the swaps as cash-flow hedges under SFAS No. 133, which we adopted on October 1, 2000. As a result, even though they still protect us to some extent from increases in variable interest rates associated with our revolving credit facility, we are required to record the changes in their market value in our income statement each quarter. At the end of each quarter, the swaps’ market value will have changed depending upon the market’s current anticipation of quarterly LIBOR rate levels from the present until the swaps’ maturity in 2008. The swaps’ market values generally vary directly with changes in anticipated future LIBOR rates. The declines in short term interest rates in the past two years have resulted in a decline in the swaps’ market value to a liability of approximately $22.6 million at September 30, 2002. We cannot predict the changes in either future LIBOR rates or the market values of our swaps. Any future reductions in anticipated LIBOR rates could result in corresponding future reductions in their market value and charges to our income statements.

Goodwill—We adopted SFAS No. 142 at the beginning of fiscal 2002. Under its provisions, we are no longer permitted to amortize goodwill to earnings. Such amounts are recorded on our balance sheet under the caption “excess of cost over net assets acquired” and, in our homebuilding segment, totaled $579.2 million at September 30, 2002. SFAS No. 142 requires companies to periodically assess recorded goodwill amounts for the purpose of determining whether any impairments have occurred and need to be recorded. We performed such assessments as of October 1, 2001 and September 30, 2002, and determined that no impairment of goodwill existed. The goodwill assessment procedures required by SFAS No. 142 require management to make comprehensive estimates of future revenues and costs and due to the uncertainties associated with such estimates, it is at least reasonably possible that actual results could differ from such estimates.

Stock-based compensation—With the approval of the Board of Directors, we occasionally issue to employees options to purchase our common stock. Our Board of Directors approves grants only out of amounts remaining available for grant from amounts formally authorized by our common stockholders. We grant approved options with strike prices equal to the market price of the common stock on the date of the option grant. The majority of the options granted vest ratably over a ten-year period. We account for options under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, recognize no compensation expense for the grants at the time of issuance. SFAS No. 123 requires us to disclose the effects on net income and diluted net income per share had we recorded compensation expense for the estimated value of the options when granted and the changes in their values over their terms. The SFAS No. 123 requirements applied only to options granted after its effective date. If we had used the Black-Scholes formula for valuing option grants made after our adoption of SFAS No. 123, our net income would have been $1.9 million, $2.3 million and $2.7 million less than reported amounts for fiscal 2000, 2001 and 2002, respectively, and diluted net income per share would have been $0.02 less than the reported amounts for each of those years. For the present, we have chosen to continue our current method of accounting for stock options until the FASB and/or the Securities and Exchange Commission (SEC) have formalized and revised requirements for accounting for them in the future. When they do, we will promptly adopt whatever new accounting methods are required.

RESULTS OF OPERATIONS—CONSOLIDATED

We provide homebuilding services in 20 states and 44 markets through our 48 homebuilding divisions. Through our financial services operations, we also provide mortgage banking and title agency services in many of these same markets.

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

Consolidated revenues increased 51.2%, to $6,738.8 million in 2002 from $4,455.5 million in 2001, primarily due to increases in both home sales and financial services revenues. The increase in home sales revenues was attributable in part to $1,507.2 million in revenues generated by Fortress-Florida, acquired in May 2001, Emerald Builders, acquired in July 2001, and Schuler Homes, Inc., acquired in February 2002, during the periods in 2002 that were less than one year after each was acquired.

Income before income taxes increased 58.8% to $647.5 million in 2002 from $407.8 million in 2001. As a percentage of revenues, income before income taxes increased 0.4 percentage points, to 9.6%, from 9.2% in 2001. Factors contributing to that improvement were reductions in homebuilding other expense, a 0.1 percentage point improvement in homebuilding SG&A expenses as a percentage of revenues, a significantly improved operating margin in our financial services segment, all offset in part by a 0.5 percentage point decline in our homebuilding gross margins. The decline in the homebuilding gross margin was due primarily to sales of inventory acquired in the Schuler acquisition that had lower gross margins as a result of purchase accounting adjustments that increased the acquired inventory to its fair value as of the date of the acquisition. If the acquired inventory had been recorded at Schuler’s historical cost, rather than adjusted to its fair value at acquisition and to conform to our inventory accounting policies, reported homebuilding gross profit would have been greater by approximately $61.1 million (0.9% of homebuilding revenues).

The consolidated provision for income taxes increased 58.8% to $242.8 million in 2002, from $152.9 million in 2001, due to the corresponding increase in income before income taxes. The effective income tax rate of 37.5% remained the same in both periods.

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

Income before income taxes increased 31.9%, to $407.8 million in 2001 from $309.2 million in 2000. As a percentage of revenues, income before income taxes increased 0.7 percentage points, to 9.2%, from 8.5% in 2000, primarily due to the increase in gross profit percentage achieved by the homebuilding segment, which was offset in part by write-downs to estimated fair value of the carrying amounts of our investments in start-up and emerging growth companies and the decline in the fair value of our interest rate swap agreements during the year.

The consolidated provision for income taxes increased 30.1%, to $152.9 million in 2001, from $117.5 million in 2000, due to the corresponding increase in income before income taxes. The effective income tax rate decreased 0.5 percentage points, to 37.5% in 2001, from 38.0% in 2000, primarily due to changes in the overall effective state income tax rate.

RESULTS OF OPERATIONS—HOMEBUILDING

We currently conduct our homebuilding operations in five market regions consisting of the following markets:

Mid-Atlantic	Charleston, Charlotte, Columbia, Greensboro, Greenville, Hilton Head, Maryland-D.C., Myrtle Beach, New Jersey, Raleigh/Durham and Virginia-D.C.
Midwest	Chicago and Minneapolis/St. Paul
Southeast	Atlanta, Birmingham, Fort Myers/Naples, Jacksonville, Miami/West Palm Beach and Orlando
Southwest	Albuquerque, Austin, Dallas, Fort Worth, Houston, Killeen, Phoenix, San Antonio and Tucson
West
Colorado Springs, Denver, Fort Collins, Hawaii, Inland Empire (Southern California), Las Vegas, Los Angeles, Oakland, Orange County, Portland, Sacramento, Salt Lake City, San Francisco, San Diego, Seattle/Tacoma and Ventura County

The following tables set forth certain operating and financial data for the Company’s homebuilding activities:

	Percentages of Homebuilding Revenues
	Year Ended September 30,
	2000	2001	2002
Costs and expenses:
Cost of sales	81.6%	80.4%	81.0%
Selling, general and administrative expense	10.0	9.9	9.8
Interest expense	0.3	0.2	0.1

Total costs and expenses	91.9	90.5	90.9
Other (income)/expense	(0.1)	0.8	0.2

Income before income taxes	8.2%	8.7%	8.9%

Homes Closed

	Year Ended September 30,
	2000		2001		2002
	Homes Closed	%	Homes Closed	%	Homes Closed	%
Mid-Atlantic	3,042	15.9%	2,757	12.9%	2,950	9.9%
Midwest	1,951	10.2%	1,833	8.6%	1,911	6.4%
Southeast	2,755	14.4%	2,882	13.5%	3,513	11.8%
Southwest	7,721	40.3%	8,902	41.6%	11,859	39.9%
West	3,675	19.2%	4,997	23.4%	9,528	32.0%

	19,144	100.0%	21,371	100.0%	29,761	100.0%

New Net Sales Contracts

	Year Ended September 30,
	2000		2001		2002
	Homes Sold	$	Homes Sold	$	Homes Sold	$
	($ in millions)
Mid-Atlantic	2,774	$576.2	2,756	$590.0	3,381	$700.2
Midwest	1,717	418.7	1,851	481.3	1,909	464.4
Southeast	2,906	501.8	3,007	530.8	3,718	617.0
Southwest	7,829	1,243.2	9,233	1,536.4	12,743	2,131.5
West	3,997	936.5	5,332	1,364.1	9,740	2,972.8

	19,223	$3,676.4	22,179	$4,502.6	31,491	$6,885.9

Sales Backlog

	September 30,
	2000		2001		2002
	Homes	$	Homes	$	Homes	$
	($ in millions)
Mid-Atlantic	823	$207.6	822	$190.3	1,253	$264.8
Midwest	900	225.4	918	262.8	916	238.5
Southeast	987	177.8	1,464	253.6	1,669	274.7
Southwest	3,189	551.5	4,235	738.0	5,186	887.8
West	1,489	374.6	1,824	489.1	3,673	1,159.4

	7,388	$1,536.9	9,263	$1,933.8	12,697	$2,825.2

Sales backlog represents homes under contract but not yet closed at the end of the period, some of which are subject to contingencies, including mortgage loan approval. In the past, our backlog has been a reliable indicator of future closings.

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

Revenues from home sales increased 52.2%, to $6,529.6 million (29,761 homes closed) in 2002 from $4,289.8 million (21,371 homes closed) in 2001. Revenues from home sales increased in all of our five market regions, with percentage increases ranging from 3.0% in the Mid-Atlantic region to 125.8% in the West region. The increases in both revenues and homes closed were due to strong housing demand throughout the majority of our markets, an increase in the average selling price of homes closed, and the increases attributable to the acquisition of Fortress-Florida in May 2001, Emerald Builders in July 2001, and Schuler Homes, Inc. in February 2002. In markets where we operated throughout both twelve-month periods, home sales revenues increased by 17.4%, to $5,022.4 million (24,478 homes closed) in 2002 from $4,279.3 million (21,328 homes closed) in 2001.

The average selling price of homes we closed during 2002 was $219,400, up 9.3% from $200,700 in 2001. The increase in average selling price was primarily due to the higher average selling price ($334,400) of the 3,662 homes closed by the former Schuler divisions, which operate in the western part of the United States with higher prevailing home prices. Excluding Schuler closings, the average selling price of homes we closed was $203,300, up 1.3% from 2001.

The value of new net sales contracts increased 52.9%, to $6,885.9 million (31,491 homes) in 2002 from $4,502.6 million (22,179 homes) in 2001. The value of new net sales contracts increased in four of our five market regions, with percentage increases ranging from 16.2% in the Southeast to 117.9% in the West. The value of new net sales contracts declined 3.5% in the Midwest. Although our two primary markets in the Midwest (Chicago and Minneapolis/St. Paul) remain strong, we ceased operations in Cincinnati, Louisville and St. Louis in 2002, which contributed to the slight decline in new net sales contracts in that region. The overall increase in the value of new net sales contracts was due to strong housing demand throughout the majority of our markets, as well as sales achieved by Fortress-Florida, Emerald Builders and Schuler Homes. In markets where we operated throughout both fiscal years, the value of new net sales contracts increased 18.9%, to $5,343.5 million, and the number of new net sales contracts increased 16.3%, to 25,762 homes. The average price of a new net sales contract in 2002 was $218,700, up 7.7% over the $203,000 average in 2001. The increase in average selling price was primarily due to the higher average selling price ($327,100) of the 3,666 homes sold by the former Schuler divisions, which operate in the western part of the United States with higher prevailing home prices. Excluding the Schuler sales, our average selling price of homes sold in 2002 was $204,400, up 0.7% from 2001.

At September 30, 2002, our backlog of sales contracts was $2,825.2 million (12,697 homes), up 46.1% from $1,933.8 million (9,263 homes) at September 30, 2001. In markets where we operated at the end of both fiscal years, our backlog of sales contracts increased 20.7%, to $2,333.7 (11,070 homes). The average sales price of homes in backlog was $222,500 at September 30, 2002, up 6.6% from the $208,800 average at September 30, 2001. As with the average selling prices of homes closed and sold, the increase in the average selling price of homes in backlog was primarily due to the effect of homes in the backlogs of the former Schuler divisions, which operate in the western part of the United States with higher prevailing home prices. Excluding the Schuler amounts, the average price of homes in our backlog was $210,800, up 1.0% from 2001.

Cost of sales increased by 52.1%, to $5,364.4 million in 2002 from $3,527.1 million in 2001. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues increased 0.5 percentage points, to 80.9% in 2002, from 80.4% in 2001. The benefits we achieved in 2002 from our continuing ability to raise prices in selected markets and reduce costs through our national purchasing program were offset by sales of inventory acquired in the Schuler acquisition that had lower gross margins as a result of purchase accounting adjustments that increased the acquired inventory to its fair value as of the date of the acquisition. If the acquired inventory had been recorded at Schuler’s historical cost, rather than adjusted to its fair value at acquisition and to conform to our inventory accounting policies, reported gross profit from home sales would have been greater by approximately $54.0 million (0.8% of home sales revenues). All of the significant purchase accounting adjustments associated with the Schuler acquisition were recorded in 2002. For essentially the same reasons as mentioned, total homebuilding cost of sales was 81.0% of total homebuilding revenue, up 0.6 percentage points from 80.4% in 2001. We do not expect future cost of sales to be materially affected by charges associated with the Schuler merger.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 49.7%, to $646.8 million in 2002 from $432.0 million in 2001. As a percentage of revenues, SG&A expenses decreased to 9.8% in 2002 from 9.9% in 2001. The 0.1 percentage point decline in SG&A expenses as a percentage of revenues was primarily due to the increased leverage of fixed SG&A expenses achieved by the increases in homebuilding revenues.

Interest expense associated with homebuilding activities decreased to $6.0 million in 2002 from $8.8 million in 2001. As a percentage of homebuilding revenues, homebuilding interest expense decreased to 0.1% in 2002 from 0.2% in 2001. Due to the declining interest rate environment experienced in 2002, our total interest costs as a percentage of average interest-bearing debt declined. Also, throughout 2002, inventory under construction or development grew at a more rapid pace than interest-bearing debt. Therefore, a larger proportion of total interest incurred was capitalized to inventory than in 2001. We follow a policy of capitalizing interest only on inventory under construction or development. During both years, we expensed the portion of incurred interest and other financing costs which could not be charged to inventory. Capitalized interest and other financing costs are included in cost of sales at the time homes are closed.

Other expense associated with homebuilding activities was $16.9 million in 2002, as compared to $34.7 million in 2001. The expense in 2002 is primarily due to a $12.3 million decline in the fair value of our interest rate swap agreements and a $6.6 million write-down to estimated fair value of the carrying amounts of our investments in start-up and emerging growth companies. The expense in 2001 was primarily due to a $13.8 million decline in the fair value of our interest rate swaps and a $22.9 million write-down of the carrying amounts of our investments in start-up and emerging growth companies.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

Revenues from home sales increased 22.7%, to $4,289.8 million (21,371 homes closed) in 2001 from $3,496.1 million (19,144 homes closed) in 2000. Revenues from home sales increased in four of our five market regions, with percentage increases ranging from 0.8% in the Midwest region to 53.4% in the West region. Home sales revenues declined 0.7% in the Mid-Atlantic region. The increases in both revenues and homes closed were due to strong housing demand throughout the majority of our markets, and an increase in the average selling price of homes closed, as well as the increases attributable to the acquisition of Fortress-Florida in May 2001 and Emerald Builders in July 2001. In markets where we operated throughout both twelve-month periods, home sales revenues increased by 19.9%, to $4,188.7 million (20,748 homes closed) in 2001 from $3,494.9 million (19,138 homes closed) in 2000.

The average selling price of homes closed during 2001was $200,700, up 9.9% from $182,600 in 2000. The increase in average selling price was due to changes in the mix of homes closed and, with the strong housing demand, our ability to sell more custom features with our homes and to raise prices in some of our markets.

The value of new net sales contracts increased 22.5%, to $4,502.6 million (22,179 homes) in 2001 from $3,676.4 million (19,223 homes) in 2000. The value of new net sales contracts increased in all of our five market regions, with percentage increases ranging from 2.4% in the Mid-Atlantic to 45.7% in the West. The overall increase in the value of new net sales contracts was due to strong housing demand throughout the majority of our markets, as well as sales achieved by Fortress-Florida and Emerald Builders. In markets where we operated throughout both fiscal years, the value of new net sales contracts increased 19.5%, to $4,391.0 million, and the number of new net sales contracts increased 12.0%, to 21,518 homes. The average price of a new net sales contract in 2001 was $203,000, up 6.1% over the $191,300 average in 2000. The increase in average selling price was due to changes in the mix of homes sold and, with the strong housing demand, our ability to sell more custom features with our homes and to raise prices in some of our markets.

At September 30, 2001, our backlog of sales contracts was $1,933.8 million (9,263 homes), up 25.8% from $1,536.9 million (7,388 homes) at September 30, 2000. In markets where we operated at the end of both fiscal years, our backlog of sales contracts increased 14.4%, to $1,758.1 (8,229 homes). The average sales price of homes in backlog was $208,800 at September 30, 2001, up 0.4% from the $208,000 average at September 30, 2000.

Cost of sales increased by 19.9%, to $3,527.1 million in 2001 from $2,941.1 million in 2000. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues declined 1.0 percentage point, to 80.4% in 2001, from 81.4% in 2000, as we continued to benefit from increased prices, savings achieved in our national purchasing program and lower material costs. Total homebuilding cost of sales was 80.4% of total homebuilding revenue, down 1.2 percentage points from 81.6% in 2000.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 19.9%, to $432.0 million in 2001 from $360.4 million in 2000. As a percentage of revenues, SG&A expenses decreased to 9.9% in 2001 from 10.0% in 2000, primarily as a result of a 0.2 percentage point decline in salaries and benefits expense as a percentage of revenues.

Interest expense associated with homebuilding activities decreased to $8.8 million in 2001 from $10.2 million in 2000. As a percentage of homebuilding revenues, homebuilding interest expense decreased to 0.2% in 2001 from 0.3% in 2000. Throughout 2001, inventory under construction or development grew at a more rapid pace than interest-bearing debt. Therefore, a larger proportion of total interest incurred was capitalized to inventory than in 2000. We follow a policy of capitalizing interest only on inventory under construction or development. During both years, we expensed the portion of incurred interest and other financing costs which could not be charged to inventory. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other expense associated with homebuilding activities was $34.7 million in 2001, compared to $2.1 million of other income in 2000. The expense in 2001 is primarily due to a $22.9 million write-down to estimated fair value of the carrying amounts of our investments in start-up and emerging growth companies and a $13.8 million decline in the fair value of our interest rate swap agreements.

RESULTS OF OPERATIONS—FINANCIAL SERVICES

Financial services include mortgage financing and title insurance agency and closing services, primarily related to purchases of homes we build and sell. Mortgage services are provided in Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Nevada, New Mexico, North Carolina, Oregon, South Carolina, Texas and Virginia. Title agency and closing services are provided in Arizona, Florida, Georgia, Maryland, Minnesota, Texas, Virginia and Washington. The following table summarizes financial and other information for the Company’s financial services operations:

	Year Ended September 30,
	2000	2001	2002
Financial Services:	($ in thousands)
Number of loans originated	9,151	13,347	20,421

Loan origination fees	$9,981	$14,748	$22,336
Sale of servicing rights and gains from sale of mortgages	21,271	32,905	55,045
Other revenues	4,529	7,711	11,182

Total mortgage banking revenues	35,781	55,364	88,563
Title policy premiums, net	13,741	16,598	25,029

Total revenues	49,522	71,962	113,592
General and administrative expenses	35,470	47,387	67,771
Interest expense	5,616	5,288	5,505
Interest/other (income)	(6,257)	(7,669)	(16,107)

Income before income taxes	$14,693	$26,956	$56,423

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

Revenues from the financial services segment increased 57.8%, to $113.6 million in 2002 from $72.0 million in 2001. The increase in financial services revenues was due to the rapid expansion of our mortgage loan and title services provided to customers of our homebuilding segment and the effects of the Fortress-Florida and Emerald Builders acquisitions. General and administrative expenses associated with financial services increased 43.0%, to $67.8 million in 2002 from $47.4 million in 2001. As a percentage of financial services revenues, general and administrative expenses decreased by 6.2 percentage points to 59.7% in 2002 from 65.9% in 2001, due primarily to efficiencies realized with the increase in revenues generated in markets we entered in 2001.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

Revenues from the financial services segment increased 45.3% to $72.0 million in 2001 from $49.5 million in 2000. The increase in financial services revenues was due to the continued expansion of our mortgage loan and title services provided to customers of our homebuilding segment. General and administrative expenses associated with financial services increased 33.6%, to $47.4 million in 2001 from $35.5 million in 2000. As a percentage of financial services revenues, general and administrative expenses decreased by 5.7 percentage points to 65.9% in 2001 from 71.6% in 2000, primarily from efficiencies realized with the increase in revenues generated in markets entered in 2000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had available cash and cash equivalents of $104.3 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land) at September 30, 2002, had increased by $1,538.7 million from September 30, 2001, due to a general increase in business activity, the acquisition of Schuler Homes, Inc. and the expansion of operations in our market areas. The inventory increase was financed largely by issuing senior notes and by retaining earnings. Our revolving credit facility had no amounts outstanding at September 30, 2002 and 2001. Our ratio of homebuilding notes payable (net of cash) to total capital at September 30, 2002 improved 2.7 percentage points, to 51.3% from 54.0% at September 30, 2001. The stockholders’ equity to total assets ratio increased 3.5 percentage points, to 37.7% at September 30, 2002, from 34.2% at September 30, 2001.

We refinanced our existing unsecured revolving credit facility in fiscal 2002 with a new, replacement facility. The new $805 million facility includes $125 million which may be used for letters of credit. The new facility matures in January 2006, and is guaranteed by substantially all of our wholly-owned subsidiaries other than those that make up our financial services segment. At September 30, 2002, we had outstanding homebuilding debt of $2,487.0 million. Under the debt covenants associated with the revolving credit facility, our additional homebuilding borrowing capacity under it is limited to the lesser of the unused portion of the facility, $697.1 million at September 30, 2002, or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on our revolving credit facility may not exceed certain percentages of the various categories of our inventory. At September 30, 2002, the borrowing base arrangement would have limited our additional borrowing capacity from any source to $1,242.1 million. At September 30, 2002, we were in compliance with all of the covenants, limitations and restrictions that form a part of our public debt obligations and our bank revolving credit facility. We have entered into multi-year interest rate swap agreements, aggregating a notional amount of $200 million, that have the effect of fixing the interest rate on a portion of the variable rate revolving credit facility at 5.1%.

On February 21, 2002, Schuler Homes, Inc. merged with and into D.R. Horton, Inc., with D.R. Horton the surviving corporation. At the time of the merger, Schuler’s assets amounted to $1,393.3 million, mostly inventory. The total merger consideration consisted of the issuance of 20,079,532 shares of D.R. Horton, Inc. common stock, valued at $30.93 per share (the average closing price of D.R. Horton common stock for a period of ten trading days from December 4, 2001 to December 17, 2001); the payment of $168.7 million in cash; the assumption of $802.2 million of Schuler’s debt, $238.2 million of which was paid at closing; the assumption of trade payables and other liabilities amounting to $227.6 million; and the assumption of $10.8 million of obligations to the Schuler entities’ minority interest holders. Also, D.R. Horton issued options to purchase approximately 527,000 shares of D.R. Horton common stock to Schuler employees to replace outstanding Schuler stock options. The fair value of the options issued was $10.4 million and was recorded as additional capital. The fair value of the unvested options issued was $6.0 million and was recorded as unearned compensation. The unearned compensation is being amortized over the remaining vesting period of the stock options. The fair value of the options was estimated using the Black-Scholes option pricing model.

The Schuler merger was accounted for as a purchase. Accordingly, Schuler’s assets and liabilities, including identifiable intangibles, were initially recorded at their fair values as of the date of the merger. The excess of the total consideration paid over the net assets’ fair value (approximately $441.9 million) was recorded as an addition to goodwill.

On April 11, 2002, we issued $250 million of 8½% senior notes due 2012. The net proceeds from this offering were used to repay borrowings under the unsecured revolving credit facility. These notes are guaranteed by substantially all of our wholly-owned subsidiaries other than those that make up our financial services segment.

On February 21, 2002, we assumed the outstanding debt of Schuler Homes, Inc. as part of Schuler’s merger with us. The debt assumed included 9% senior notes due 2008, 9 3/8% senior notes due 2009 and 10½% senior subordinated notes due 2011, all of which we recorded at their respective market values as of February 21, 2002. As required by their indentures in the event of a change of control, we offered to redeem all of the Schuler notes at 101% of their par amount, plus accrued interest. In connection with that offer, we redeemed $20.2 million in principal amount of the Schuler senior and senior subordinated notes.

We examine the carrying value of our excess cost over net assets acquired (goodwill) annually to determine whether there are any impairment losses. Impairment is determined to exist when the estimated fair value of goodwill is less than its carrying value. Our consolidated goodwill amounted to $579.2 million (homebuilding) and $1.2 million (financial services) at September 30, 2002. We performed the required tests at October 1, 2001 and September 30, 2002 and determined that no goodwill or other intangible asset impairments existed.

At September 30, 2002, the financial services segment had mortgage loans held for sale of $464.1 million and loan commitments for $279.3 million at fixed rates. We hedge the interest rate market risk on these mortgage loans held for sale and loan commitments through the use of best-efforts whole loan delivery commitments, forward sales of mortgage-backed securities and the infrequent purchase of options on financial instruments. We record gains or losses related to such hedging instruments in other income as their market value changes. Such gains and losses have not significantly affected our financial services results of operations.

As of September 30, 2002, the financial services segment had a $300 million, one-year mortgage warehouse bank facility that matures on August 12, 2003, and is secured by certain mortgage loans held for sale. The mortgage warehouse facility is not guaranteed by either the parent company or any of the subsidiaries that guarantee our homebuilding debt. At September 30, 2002, $242.4 million had been drawn under the mortgage warehouse facility. Our wholly-owned mortgage company completed a new $100 million mortgage-backed commercial paper conduit facility (“CP conduit facility”) in July 2002. The facility was increased to $150 million in August 2002. Although the agreement governing the CP conduit facility expires on July 3, 2005, maintenance of the facility beyond the first (and subsequent) anniversary date(s) must be annually approved by the sponsoring bank. The CP conduit facility is also secured by certain mortgage loans held for sale and is not guaranteed by either the parent company or any of the subsidiaries that guarantee our homebuilding debt. As of September 30, 2002, $149.0 million had been drawn under the new facility. The mortgage loans pledged to secure the new facility are used as collateral for mortgage-backed securities sold by the sponsoring bank in the secondary commercial paper markets at rates that are more attractive than those applicable to the mortgage warehouse facility. All mortgage company activities are financed under the mortgage warehouse and CP conduit facilities. Both of the financial services’ credit facilities contain financial covenants with which we are in compliance. Subsequent to September 30, 2002, the mortgage warehouse facility was reduced to $200 million and the CP conduit facility was increased to $200 million.

Our historical strategy of internal growth and growth by acquisitions has required significant amounts of cash. If we are to achieve our future growth targets, we expect that those cash requirements will continue. We anticipate that future home construction, lot and land purchases and any acquisitions will be funded through internally generated funds, existing and future credit facilities and the issuance of new debt or equity securities. At September 30, 2002, under currently effective shelf registration statements, we had approximately 15 million shares of common stock issuable to effect, in whole or in part, possible future acquisitions and the capacity to issue new debt or equity securities amounting to $1.0 billion. On December 3, 2002, we used the $1.0 billion shelf registration statement to issue $215 million 7.5% senior notes due 2007, leaving the unused shelf registration statement amount at $785 million. The $214.2 million net proceeds of the December senior note offering were used to pay down amounts borrowed under our bank revolving credit facility.

On May 11, 2003, the holders of our zero coupon convertible senior notes due 2021 will have an opportunity to require us to purchase their notes for cash at their accreted value of $559.73 per note on that date. If all of the note holders elect to require us to purchase all of their notes, we will be required to purchase notes having a total accreted value of $213.3 million on that date.

In the future, we intend to continue to maintain effective shelf registration statements that will facilitate access to the capital markets. We believe that our current cash position, our cash generation capabilities, the amounts available under our revolving line of credit agreements and our ability to access the capital markets in a timely manner with our existing shelf registration statement are adequate to meet our cash needs for the foreseeable future.

During fiscal 2002, our Board of Directors declared one quarterly cash dividend of $0.05 per common share and three quarterly cash dividends of $0.06 per common share, the last of which was paid on August 23, 2002 to stockholders of record on August 9, 2002. At September 30, 2002, we had $63.1 million remaining on a Board of Directors’ authorization for repurchases of our common stock. On November 21, 2002, our Board of Directors increased the amount authorized for repurchases of our debt from $100 million to $150 million.

In 1999 and 2000, we entered into three separate limited partnership agreements with the purpose of investing in start-up and emerging growth companies whose technology and business plans had the potential of permitting us to leverage our size, expertise and customer base in the homebuilding industry. We originally authorized investment of up to $125 million in such companies over a four-year period. In January 2001, the original $125 million authorization was reduced to the $31.3 million that had been invested in such companies as of that date. The investments are concentrated in e-commerce businesses that serve the homebuilding, real estate and financial service industries, as well as in businesses whose strategic focus allowed for the diversification of our operations. As of September 30, 2002, the carrying value of our investments in such companies, all accounted for under the cost method and reported in homebuilding other assets, amounted to $4.9 million.

Except for ordinary expenditures for the construction of homes, the acquisition of land and lots for development and sale of homes, at September 30, 2002, we had no material commitments for capital expenditures.

INFLATION

We and the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. Inflation also increases our financing, labor and material costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. We attempt to pass through to our customers any increases in our costs through increased sales prices and, to date, inflation has not had a material adverse effect on our results of operations. However, there is no assurance that inflation will not have a material adverse impact on our future results of operations.

SAFE HARBOR STATEMENT

Certain statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These forward- looking statements typically include the words “anticipate,” “believe,” “expect,” “estimate,” “project” and “future.” Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may turn out to be inaccurate due to known or unknown risks and uncertainties. As a result, actual results may differ materially from the results discussed in and anticipated by the forward-looking statements. The following cautionary discussion of risks and uncertainties relevant to our business includes factors we believe could adversely affect us. Other factors beyond those listed below could also adversely affect us.

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

•
Growth Strategies—Since 1993, we have acquired many homebuilding companies. Although we are currently focusing on internal growth, we may make strategic acquisitions of homebuilding companies in the future. Successful strategic acquisitions require the integration of operations and management and other efforts to realize the benefits that may be available. Although we believe that we have been successful in doing so in the past, we can give no assurance that, when we resume our acquisition activity, we will be able to successfully identify, acquire and integrate strategic acquisitions in the future. Moreover, we may not be able to implement successfully our operating and growth strategies within our existing markets.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on our long term debt. We monitor our exposure to changes in interest rates and utilize both fixed and variable rate debt. For fixed rate debt, changes in interest rates generally affect the value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows. We have mitigated our exposure to changes in interest rates on our variable rate bank debt by entering into interest rate swap agreements to obtain a fixed interest rate for a portion of the variable rate borrowings. We generally do not have an obligation to prepay fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not have a significant impact on our fixed-rate debt until such time as we are required to refinance, repurchase or repay such debt.

Our interest rate swaps were not designated as hedges under Statement of Financial Accounting Standards No. 133 when it was adopted on October 1, 2000. We are exposed to market risk associated with changes in the fair values of the swaps and such changes must be reflected in our income statements.

Our financial services segment is exposed to interest rate risk associated with its mortgage loan origination services. Most mortgage loans are funded at fixed interest rates before they are committed to third-party investors. Interest rate lock commitments (IRLC’s) are extended to borrowers who have applied for loan funding and who meet certain defined credit and underwriting criteria. Typically, IRLC’s will have a duration of less than six months. Forward sales of mortgage-backed securities are designated as fair value hedges against the risk of changes to the overall fair value of funded loans. Accordingly, changes in the value of the derivative instruments are recognized in current earnings, as are the changes in the value of the funded loans. The effectiveness of the fair value hedge is continuously monitored and any ineffectiveness, which for the years ended September 30, 2001 and 2002, was not significant, is recognized in current earnings. Interest rate risk associated with IRLC’s is managed through the use of best-efforts whole loan delivery commitments, forward sales of mortgage-backed securities and the infrequent purchase of options on financial instruments. Both the IRLC’s and these instruments are considered non-designated derivatives and are accounted for at fair market value with gains and losses recorded in current earnings. At September 30, 2002, forward sales of mortgage backed securities related to uncommitted mortgage loans held for sale and IRLC’s totaled approximately $229.5 million. At September 30, 2002, the fair value of the net forward sales and IRLC’s was $0.2 million.

The following table sets forth, as of September 30, 2002, for our debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table sets forth the notional amounts, weighted average interest rates and estimated fair market value of our interest rate swaps.

	Year Ended September 30,
	($ in millions)
	2003	2004	2005	2006	2007	Thereafter	Total	Fair market value @ 9/30/02
Debt:
Fixed rate	$42.1	$158.7	$212.2	$150.0	$—	$2,047.1	$2,610.1	$2,423.0
Average interest rate	6.72%	8.70%	10.67%	10.19%	—	8.15%	8.50%	—
Variable rate	$410.7	$9.7	$—	$6.1	$—	$—	$426.5	$426.5
Average interest rate	2.88%	3.63%	—	5.75%	—	—	2.94%	—
Interest Rate Swaps:
Variable to fixed	$200.0	$200.0	$200.0	$200.0	$200.0	$200.0	$—	$(22.6)
Average pay rate	5.10%	5.10%	5.10%	5.10%	5.10%	5.02%	—	—
Average receive rate	90-day LIBOR

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
D.R. Horton, Inc.

We have audited the accompanying consolidated balance sheets of D.R. Horton, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of D.R. Horton, Inc. and subsidiaries at September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

Fort Worth, Texas
November 8, 2002

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2001	2002
	(In thousands)
ASSETS
Homebuilding:
Cash	$232,305	$92,106
Inventories:
Finished homes and construction in progress	1,424,101	2,035,221
Residential lots—developed and under development	1,377,452	2,297,545
Land held for development	2,824	10,303

	2,804,377	4,343,069
Property and equipment (net)	53,096	71,895
Earnest money deposits and other assets	181,659	430,415
Excess of cost over net assets acquired	136,223	579,230

	3,407,660	5,516,715

Financial Services:
Cash	6,975	12,238
Mortgage loans held for sale	222,818	464,088
Other assets	14,737	24,486

	244,530	500,812

	$3,652,190	$6,017,527

LIABILITIES
Homebuilding:
Accounts payable and other liabilities	$498,576	$834,048
Notes payable	1,701,689	2,486,976

	2,200,265	3,321,024

Financial Services:
Accounts payable and other liabilities	10,173	14,340
Notes payable to financial institutions	182,641	391,355

	192,814	405,695

	2,393,079	3,726,719

Minority interests	8,864	20,945

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized, 76,901,511 shares at September 30, 2001 and 146,505,091 shares at September 30, 2002, issued and outstanding	769	1,465
Additional capital	704,842	1,349,630
Unearned compensation	—	(4,453)
Retained earnings	544,636	923,221

	1,250,247	2,269,863

	$3,652,190	$6,017,527

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
	2000	2001	2002
	(In thousands, except per share data)
Homebuilding:
Revenues:
Home sales	$3,496,091	$4,289,826	$6,529,607
Land/lot sales	108,082	93,726	95,632

	3,604,173	4,383,552	6,625,239
Cost of sales:
Home sales	2,846,407	3,450,805	5,282,138
Land/lot sales	94,702	76,337	82,290

	2,941,109	3,527,142	5,364,428
Gross profit:
Home sales	649,684	839,021	1,247,469
Land/lot sales	13,380	17,389	13,342

	663,064	856,410	1,260,811
Selling, general and administrative expense	360,404	432,013	646,769
Interest expense	10,227	8,809	6,012
Other (income) expense	(2,098)	34,747	16,946

	294,531	380,841	591,084

Financial Services:
Revenues	49,522	71,962	113,592
General and administrative expense	35,470	47,387	67,771
Interest expense	5,616	5,288	5,505
Other (income)	(6,257)	(7,669)	(16,107)

	14,693	26,956	56,423

INCOME BEFORE INCOME TAXES	309,224	407,797	647,507
Provision for income taxes	117,505	152,924	242,815

Income before cumulative effect of change in accounting principle	191,719	254,873	404,692
Cumulative effect of change in accounting principle, net of income taxes of $1,282	—	2,136	—

NET INCOME	$191,719	$257,009	$404,692

Basic earnings per common share:
Income before cumulative effect of change in accounting principle	$1.70	$2.24	$3.01
Cumulative effect of change in accounting principle, net of income taxes	—	0.02	—

Net Income	$1.70	$2.26	$3.01

Earnings per common share assuming dilution:
Income before cumulative effect of change in accounting principle	$1.69	$2.21	$2.87
Cumulative effect of change in accounting principle, net of income taxes	—	0.02	—

Net Income	$1.69	$2.23	$2.87

Cash dividends per share	$0.15	$0.19	$0.23

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Capital	Unearned Compensation	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	(In thousands, except common stock share data)
Balances at October 1, 1999 (64,267,073 shares)	$643	$419,259	$—	$400,111	$(22,404)	$797,609

Net income	—	—	—	191,719	—	191,719
Issuances under D.R. Horton, Inc. employee employee benefit plans (34,750 shares)	—	380	—	—	—	380
Exercise of stock options (200,305 shares)	2	3,684	—	—	—	3,686
Purchase of treasury stock (1,104,900 shares)	—	—	—	—	(14,543)	(14,543)
Cash dividends declared ($.15 per share)	—	—	—	(9,288)	—	(9,288)
9% stock dividend (5,571,982 shares)	56	113,822	—	(113,878)	—	—

Balances at September 30, 2000 (70,074,110 shares)	$701	$537,145	$—	$468,664	$(36,947)	$969,563

Net income	—	—	—	257,009	—	257,009
Issuances under D.R. Horton, Inc. employee benefit plans (7,450 shares)	—	125	—	—	—	125
Exercise of stock options (917,098 shares)	9	12,269	—	—	—	12,278
Cash dividends declared ($.19 per share)	—	—	—	(13,728)	—	(13,728)
Stock issued as partial consideration for acquisition (1,012,925 shares)	10	24,990	—	—	—	25,000
11% stock dividend (4,889,928 shares)	49	130,313	—	(167,309)	36,947	—

Balances at September 30, 2001 (76,901,511 shares)	$769	$704,842	$—	$544,636	$—	$1,250,247

Net income	—	—	—	404,692	—	404,692
Issuances under D.R. Horton, Inc. employee benefit plans (18,460 shares)	—	420	—	—	—	420
Exercise of stock options (756,235 shares)	8	13,559	—	—	—	13,567
Fair value of unvested stock options issued in connection with an acquisition	—	10,437	(6,009)	—	—	4,428
Amortization of unvested stock options issued in connection with an acquisition over remaining vesting period	—	—	1,556	—	—	1,556
Cash dividends declared ($.23 per share)	—	—	—	(26,107)	—	(26,107)
Stock issued as partial consideration for acquisition (20,079,532 shares)	201	620,859	—	—	—	621,060
Three-for-two stock split (48,749,353 shares)	487	(487)	—	—	—	—

Balances at September 30, 2002 (146,505,091 shares)	$1,465	$1,349,630	$(4,453)	$923,221	$—	$2,269,863

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2000	2001	2002
	(In thousands)
OPERATING ACTIVITIES
Net income	$191,719	$257,009	$404,692
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,960	31,184	32,806
Amortization of debt premiums and fees	2,532	4,878	7,839
Changes in operating assets and liabilities:
Increase in inventories	(299,931)	(333,142)	(244,216)
Increase in earnest money deposits and other assets	(21,126)	(14,617)	(92,300)
Increase in mortgage loans held for sale	(5,795)	(103,237)	(241,270)
Increase in accounts payable and other liabilities	3,093	102,641	41,852

NET CASH USED IN OPERATING ACTIVITIES	(107,548)	(55,284)	(90,597)

INVESTING ACTIVITIES
Net purchases of property and equipment	(15,789)	(33,368)	(39,818)
Net (investments in) distributions from venture capital entities	(29,032)	(1,988)	486
Net cash paid for acquisitions	(11,559)	(61,897)	(153,761)

NET CASH USED IN INVESTING ACTIVITIES	(56,380)	(97,253)	(193,093)

FINANCING ACTIVITIES
Proceeds from notes payable	745,000	1,258,824	3,138,100
Repayment of notes payable	(963,695)	(1,530,211)	(3,223,535)
Issuance of senior and senior subordinated notes payable	346,345	592,004	247,928
Repurchase of treasury stock	(14,543)	—	—
Proceeds from stock associated with certain employee benefit plans	4,066	12,403	12,368
Cash dividends paid	(9,288)	(13,728)	(26,107)

NET CASH PROVIDED BY FINANCING ACTIVITIES	107,885	319,292	148,754

INCREASE (DECREASE) IN CASH	(56,043)	166,755	(134,936)
Cash at beginning of year	128,568	72,525	239,280

Cash at end of year	$72,525	$239,280	$104,344

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$14,718	$14,127	$9,669

Income taxes paid	$126,964	$116,458	$302,419

Supplemental disclosures of noncash activities:
Notes payable assumed related to acquisitions	$—	$128,013	$802,205

Issuance of common stock related to acquisitions	$—	$25,000	$621,060

Notes payable issued for inventory	$24,992	$79,934	$36,775

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business:    D. R. Horton, Inc. (the Company) is a national builder that is engaged primarily in the construction and sale of single-family housing in 44 markets and 20 states in the United States. The Company designs, builds and sells single-family houses on lots developed by the Company and on finished lots which it purchases, ready for home construction. Periodically, the Company sells lots it has developed. The Company also provides title agency and mortgage brokerage services to its homebuyers. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.

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

Excess of cost over net assets acquired:    In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. Under Statement No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. The Company early-adopted the new rules on accounting for goodwill and other intangible assets beginning October 1, 2001. Potential impairments of intangible assets are reviewed annually or when events and circumstances warrant an earlier review. Impairment is determined to exist when the estimated fair value of goodwill is less than its carrying value. The Company performed the required impairment tests at October 1, 2001 and September 30, 2002 and determined that no goodwill impairment existed. The following summarizes the pro forma impact of the non-amortization approach for fiscal years ended 2000 and 2001 as if these Statements had been adopted on October 1, 1999. The average share amounts presented below for 2000 and 2001 have been restated to reflect the effects of the 11% stock dividend and the three-for-two stock split (effected as a 50% dividend) of March 2001 and April 2002, respectively.

	As of September 30,
	2000	2001
	(In thousands, except per share data)
Net income, as previously reported	$191,719	$257,009
Amortization of goodwill, net of income taxes of $3,113 and $3,588, respectively	5,080	5,979

Net income, as adjusted	$196,799	$262,988

Net income per share, as adjusted:
Basic	$1.75	$2.32

Diluted	$1.73	$2.28

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional consideration paid in subsequent periods under the terms of purchase agreements are included as acquisition costs.

Expense related to amortization of goodwill and other intangible assets was $8,193,000 and $9,567,000 in fiscal 2000 and 2001, respectively. Amortization of other intangible assets was $875,000 in fiscal 2002.

Interest:    The Company capitalizes interest during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the home buyer. Interest costs are (in thousands):

	Year Ended September 30,
	2000	2001	2002
Capitalized interest, beginning of year	$41,525	$66,092	$96,910
Interest incurred—homebuilding	104,360	131,028	198,780
Interest expensed
Directly—homebuilding	(10,227)	(8,809)	(6,012)
Amortized to cost of sales	(69,566)	(91,401)	(136,142)

Capitalized interest, end of year	$66,092	$96,910	$153,536

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

Minority interests:    Through acquisitions, the Company has assumed several joint venture arrangements on land projects whereby the Company is entitled to a percentage of the profits and/or losses. The Company has a controlling interest in these joint ventures. Therefore, their financial position and results of operations are consolidated for financial statement purposes and the partners’ equity positions are disclosed as minority interests.

Property and equipment:    Property and equipment, including model home furniture, is stated on the basis of cost. Major renewals and improvements are capitalized. Repairs and maintenance are expensed as incurred. Depreciation generally is provided using the straight-line method over the estimated useful life of the asset. Depreciable lives for model home furniture typically range from 2 to 3 years; depreciable lives for buildings and improvements typically range from 5 to 20 years; depreciable lives for office furniture and equipment typically range from 2 to 5 years. Accumulated depreciation was $54,038,000 and $71,812,000 as of September 30, 2001 and 2002, respectively. Depreciation expense was $13,767,000, $21,617,000 and $30,375,000 in fiscal 2000, 2001 and 2002, respectively.

Revenue recognition:    Homebuilding revenue is recognized at the time of the closing of a sale, when title to and possession of the property transfer to the buyer. Financial services revenues associated with the Company’s title operations are recognized as homes are closed, closing services are rendered and title insurance policies are issued, all of which generally occur simultaneously as each home is closed. The majority of the revenues associated with mortgage loan operations are recognized when the mortgage loans and related servicing rights

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are sold to third-party investors. Mortgage loan origination fees are earned when the loans associated with the homes financed are closed and funded. Earned origination fees, net of direct origination costs, are deferred and recognized as revenues, along with the associated gains or losses on the sales of the loans and related servicing rights, when the loans are sold to third-party investors.

Advertising cost:    The Company expenses advertising costs as they are incurred. Advertising expense was approximately $24,043,000, $28,900,000 and $46,706,000 in fiscal 2000, 2001 and 2002, respectively.

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

The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings per share (in thousands):

	Year Ended September 30,
	2000	2001	2002
Numerator:
Net income	$191,719	$257,009	$404,692
Effect of dilutive securities:
Interest expense and amortization of issuance costs associated with zero coupon convertible senior notes, net of applicable income taxes	—	—	2,096

Numerator for diluted earnings per share after assumed conversions	$191,719	$257,009	$406,788

Denominator:
Denominator for basic earnings per share—weighted average shares	112,602	113,515	134,252
Effect of dilutive securities:
Zero coupon convertible senior notes	—	—	5,000
Employee stock options	981	1,915	2,387

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	113,583	115,430	141,639

In February 2001, the Board of Directors declared an 11% common stock dividend, payable on March 23, 2001 to stockholders of record on March 9, 2001. In March 2002, the Company’s Board of Directors declared a three-for-two common stock split (effected as a 50% stock dividend), payable on April 9, 2002 to stockholders of record on March 26, 2002. The dividend was accounted for based on the fair value of the Company’s stock on the date of declaration. The split was accounted for by transferring the $.01 par value of the 48,749,353 shares issued to effect it from additional capital to common stock. The average share amounts presented above for 2000 and 2001 have been restated to reflect the effects of the stock dividend and the three-for-two stock split.

On February 5, 2002, each of the Company’s 381,113 Zero Coupon Convertible Senior Notes outstanding first became eligible for conversion into 26.2391 shares of the Company’s common stock. These Convertible Senior Notes are convertible on any date as of which the average closing price of the Company’s common stock

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the twenty preceding trading days exceeds the specified threshold of 110% of the accreted value of each note, divided by the conversion rate. The twenty-day average closing price of the Company’s common stock exceeded the specified threshold at the end of the March 31, 2002 and June 30, 2002 quarters, which had the effect of increasing the denominator for diluted earnings per share. Also, the numerator for diluted earnings per share was increased by tax-effected interest expense and amortization of issuance costs associated with the Convertible Senior Notes for the March 31, 2002 and June 30, 2002 quarters.

Options to purchase 2,373,000 and 2,727,000 shares of common stock at various prices were outstanding during fiscal 2000 and 2002, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive. All options outstanding during 2001 were included in the computation of diluted earnings per share.

Segment information:    The Company’s financial reporting segments consist of homebuilding and financial services. The Company’s homebuilding operations comprise the most substantial part of its business, with more than 98% of consolidated revenues in fiscal 2000, 2001 and 2002. The homebuilding reporting segment is comprised of the aggregate of the Company’s regional homebuilding operating segments and generates the majority of its revenues from the sale of completed homes with a lesser amount from the sale of land and lots. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services. Expenditures for long-lived assets and depreciation and amortization related to the financial services segment for the years ended September 30, 2000, 2001 and 2002 were not significant.

The accounting policies of the reporting segments are described throughout this note. Assets, revenues and operating income of the Company’s reporting segments are included in the consolidated balance sheets and consolidated statements of income.

Long-lived assets:    Potential impairments of long-lived assets are reviewed annually or when events and circumstances warrant an earlier review. In accordance with SFAS No. 121, impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.

Stock-based compensation:    The Company may, with the approval of the Compensation Committee of its Board of Directors, grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and, accordingly, recognizes no compensation expense for the stock option grants. The Company has adopted the disclosure-only provisions as specified by the SFAS No. 123, “Accounting for Stock-Based Compensation.”

Derivative instruments and hedging activities:    The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, on October 1, 2000, the first day of the Company’s fiscal year ending September 30, 2001. The Company’s interest rate swaps were not designated as hedges under the provisions of SFAS No. 133. The Statement requires such swaps to be recorded in the consolidated balance sheet at fair value. Changes in their fair value must be recorded in the consolidated statements of income. Accordingly, the Company recorded a cumulative effect of a change in accounting principle amounting to $2.1 million, net of income taxes of $1.3 million, as an adjustment to net income in 2001. The fair value of the Company’s interest rate swaps at September 30, 2002 and 2001 is recorded in homebuilding other liabilities, and the changes in their fair value are recorded in homebuilding other expense. The impact of adoption of SFAS No. 133 relating to hedging activities for mortgage loans and loan commitments was not significant.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage loans:    Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Loans that have been closed but not committed to a third-party investor are matched with forward sales of mortgage backed securities that are designated as fair value hedges. Hedged loans are typically committed to third-party investors within three days of origination. All loans are carried at cost adjusted for changes in fair value based on either sale commitments or current market quotes. Any gain or loss on the sale of loans is recognized at the time of sale.

The forward sales of mortgage-backed securities are associated with uncommitted, funded loans, designated as fair value hedges of the risk of changes in the overall fair value of the related loans. Accordingly, changes in the value of the derivative instruments are recognized in current earnings, as are changes in the value of the loans. During the fiscal years ended September 30, 2001 and 2002, the Company’s net gains related to the ineffective portion of its fair value hedging instruments were not material. The net gains are included in Financial Services Revenues in the Consolidated Statements of Income.

Loan commitments:    To meet the financing needs of its customers, the Company is party to interest rate lock commitments (“IRLCs”) which are extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133 and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value with gains and losses recorded to current earnings. At September 30, 2001 and 2002, the Company’s IRLCs totaled $143.8 million and $279.3 million, respectively.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments, forward sales of mortgage-backed securities and the infrequent purchase of options on financial instruments. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recorded to current earnings. As of September 30, 2002, the Company had approximately $229.5 million of forward sales of mortgage-backed securities outstanding which were subject to interest rate risk.

Recent Accounting Pronouncements:    In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 provides guidance for the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The Company anticipates that the adoption of SFAS No. 144 on October 1, 2002 will not have a material effect on its financial position, results of operations or cash flows.

In December 2001, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others”, (“SOP 01-6”). SOP 01-6 is effective for annual and interim financial statements issued for fiscal years beginning after December 31, 2001. Under SOP 01-6, mortgage companies are explicitly subject to new accounting rules and reporting and disclosure requirements, including disclosures about regulatory capital and net worth requirements. SOP 01-6 also requires the carrying amounts of loans and servicing rights to be allocated using relative fair values in a manner consistent with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The Company anticipates that the adoption of SOP 01-6 will not have a material effect on its financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 provides that gains or losses

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resulting from the extinguishment of debt not be classified as extraordinary items unless they meet the criteria of APB Opinion No. 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company anticipates that the adoption of SFAS No. 145 will not have a material impact on its financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)”. SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan as prescribed under EITF No. 94-3. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company anticipates that the adoption of SFAS No. 146 will not have a material effect on its financial position, results of operations or cash flows.

NOTE B—NOTES PAYABLE

The Company’s notes payable consist of the following (in thousands):

	As of September 30,
	2001	2002
Homebuilding:
Unsecured:
Revolving credit facility due 2006	$—	$—
8 3/8% Senior notes due 2004, net	148,943	149,339
10 1/2% Senior notes due 2005, net	199,439	199,559
10% Senior notes due 2006, net	147,600	147,802
9% Senior notes due 2008, net	—	102,427
8% Senior notes due 2009, net	383,257	383,438
9 3/8% Senior notes due 2009, net	—	246,057
9 3/4% Senior subordinated notes due 2010, net	148,917	148,994
9 3/8% Senior subordinated notes due 2011, net	199,688	199,710
7 7/8% Senior notes due 2011, net	198,319	198,437
10 1/2% Senior subordinated notes due 2011, net	—	153,284
8 1/2% Senior notes due 2012, net	—	247,995
Zero coupon convertible senior notes due 2021, net	202,509	209,144
Other secured	73,017	100,790

	$1,701,689	$2,486,976

Financial Services:
Mortgage warehouse facility due 2003	$182,641	$242,355
Commercial paper conduit facility due 2005	—	149,000

	$182,641	$391,355

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2002, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for up to an aggregate amount of $1.0 billion of the Company’s debt and equity securities. The universal shelf registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock and/or common stock.

Maturities of consolidated notes payable, assuming the mortgage warehouse and commercial paper conduit facilities are not extended, are $452.8 million in 2003, $168.4 million in 2004, $212.2 million in 2005, $156.1 million in 2006 and $2,047.1 million thereafter.

Homebuilding:

The Company refinanced its existing unsecured revolving credit facility in fiscal 2002 with a new, replacement facility. The new $805 million facility includes $125 million which may be used for letters of credit. The new facility matures in January 2006, and is guaranteed by substantially all of the Company’s subsidiaries other than its financial services subsidiaries. Borrowings bear daily interest at rates based upon federal funds or the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of debt to tangible net worth. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees. Under the debt covenants associated with the revolving credit facility, at September 30, 2002, the Company had additional borrowing capacity of $697.1 million. The interest rates of the unsecured bank debt at September 30, 2001 and 2002 were 3.3% and 3.6%, respectively.

On April 11, 2002, the Company issued $250 million principal amount of 8 1/2% Senior Notes. The notes, which are due April 15, 2012, with interest payable semi-annually, represent unsecured obligations of the Company. The 8 1/2% Senior Notes may be redeemed, in whole or in part, at any time on or after April 15, 2007 at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued interest. The Company may also redeem up to 35% of the amount originally issued with the proceeds of public equity offerings at a redemption price equal to 108.5% of the principal amount through April 15, 2005, plus accrued interest. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discount, is 8.7%.

On February 21, 2002, the Company assumed the outstanding debt of Schuler Homes, Inc. (“Schuler”) as part of Schuler’s merger into the Company. The debt assumed included the 9% Senior Notes due 2008, the 9 3/8% Senior Notes due 2009 and the 10 1/2% Senior Subordinated Notes due 2011, all of which were recorded by the Company at their market values as of February 21, 2002. The Company repaid $20.2 million, in principal amount, of the Schuler Senior and Senior Subordinated Notes as part of the Company’s change of control offer in connection with the merger.

The 10 1/2% Senior Subordinated Notes assumed from Schuler are due July 15, 2011, with interest payable semi-annually, and represent unsecured obligations of the Company. The 10 1/2% Senior Subordinated Notes may be redeemed, in whole or in part, at any time on or after July 15, 2006 at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued interest. The Company may also redeem up to 35% of the aggregate principal amount of the notes with the proceeds of public equity offerings at a redemption price equal to 110.5% of the principal amount, plus accrued interest, at any time prior to July 15, 2004. The annual effective interest rate of the notes, after giving effect to the amortization of the premium, is 9.4%.

The 9 3/8% Senior Notes assumed from Schuler are due July 15, 2009, with interest payable semi-annually, and represent unsecured obligations of the Company. The 9 3/8% Senior Notes may be redeemed, in whole or in

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

part, at any time on or after July 15, 2005 at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued interest. The Company may also redeem up to 35% of the aggregate principal amount of the notes with the proceeds of public equity offerings at a redemption price equal to 109.375% of the principal amount, plus accrued interest, at any time prior to July 15, 2004. The annual effective interest rate of the notes, after giving effect to the amortization of the premium, is 8.4%.

The 9% Senior Notes assumed from Schuler are due April 15, 2008, with interest payable semi-annually, and represent unsecured obligations of the Company. The 9% Senior Notes may be redeemed, in whole or in part, at any time on or after April 15, 2003 at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued interest. The annual effective interest rate of the notes, after giving effect to the amortization of the premium, is 8.4%.

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

In May 2001, the Company issued, for gross proceeds of approximately $200 million, Zero Coupon Convertible Senior Notes due 2021 with a face amount at maturity of approximately $381.1 million. The notes were issued at a price of $524.78 per $1,000 face amount at maturity, which equates to an annual yield to maturity over the life of the notes of 3.25%. The notes are convertible into the Company’s common stock at any time, if the sale price of the common stock exceeds specified thresholds or in other specified instances, at the rate of approximately 26.2 shares per $1,000 face amount at maturity. The conversion ratio, adjusted for the April 2002 three-for-two stock split, equates to an initial conversion price of $20.00 per share. Holders have the option to require the Company to repurchase the notes on any of the second, seventh or twelfth anniversary dates from the issue date for the initial issue price plus accrued yield to the purchase date. The Company must satisfy any notes submitted for repurchase on the second anniversary date in cash and on that date each will have an accreted price of $559.73. Any notes submitted for repurchase on the seventh or twelfth anniversary dates may be settled in any combination of cash and/or the Company’s common stock, at the Company’s option. The Company will have the option to redeem the notes, in cash, at any time after the second anniversary date of the notes for the initial issue price plus accrued yield to redemption. The Company will pay contingent interest on the Notes during specified six-month periods beginning on May 12, 2003, if the market price of the notes exceeds specified levels.

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In February 1999, the Company issued $385 million principal amount of 8% Senior Notes. These notes, which are due February 1, 2009, with interest payable semi-annually, represent unsecured obligations of the Company. The 8% Senior Notes are not redeemable. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discount, is 8.3%.

In June 1997, the Company issued $150 million principal amount of 8 3/8% Senior Notes. These notes, which are due June 15, 2004, with interest payable semi-annually, represent unsecured obligations of the Company. The 8 3/8% Senior Notes are not redeemable. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discount, is 8.7%.

In April 1996, the Company issued $130 million principal amount of 10% Senior Notes due April 15, 2006. In January 1997, the Company issued an additional $20 million principal amount of its 10% Senior Notes due April 15, 2006. Under the notes’ change of control provisions, concurrent with the Company’s merger with Continental Homes Holding Corp. in April 1998, the Company became contractually obligated to offer to purchase the notes from their holders at 101% of the principal amount, plus accrued and unpaid interest. Holders of $1.5 principal amount of the notes exercised those rights and the Company purchased their notes from them, leaving $148.5 million principal amount outstanding. The notes bear interest payable semi-annually and represent unsecured obligations of the Company. The 10% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2001 at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued interest. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discount, is 10.2%.

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

The indentures of the bank credit facilities and the Senior and Senior Subordinated Notes contain covenants which, taken together, limit investments in inventory, stock repurchases, cash dividends and other restricted payments, incurrence of indebtedness, asset dispositions and creation of liens, and require certain levels of tangible net worth. At September 30, 2002, under the most restrictive covenants, the additional debt the Company could incur would be limited to $1,242.1 million. Additionally, cash dividends paid on the Company’s common stock and other restricted payments are limited to an amount not to exceed, on a cumulative basis, 50% of consolidated net income, as defined, subject to certain other adjustments. Pursuant to the most restrictive of these requirements, the Company had approximately $172.8 million available for the payment of dividends and other restricted payments at September 30, 2002.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses interest rate swap agreements to help manage a portion of its interest rate exposure. The agreements convert a notional amount of $200 million from a variable rate to a fixed rate. These agreements are cancellable by a third party during periods where LIBOR exceeds 7%. The agreements expire at dates through September, 2008. The Company does not expect non-performance by the counter-party, a major U.S. bank, and any losses incurred in the event of non-performance are not expected to be material. Net payments or receipts under these agreements are recorded as adjustments to interest incurred. As a result of these agreements, the Company’s net interest costs were reduced by $1.5 million in 2001 and increased by $6.0 million in 2002.

Financial Services:

The Company’s mortgage subsidiary has a $200 million, one-year mortgage warehouse line payable to financial institutions, maturing August 12, 2003, at the 30-day LIBOR rate plus a fixed premium. The warehouse line was increased to $300 million for 60 days effective September 25, 2002. On July 9, 2002, the Company’s mortgage subsidiary entered into a three-year commercial paper conduit credit facility in order to supplement the existing one-year mortgage warehouse credit facility. The new credit facility, the terms of which are renewable annually, increased the current borrowing capacity of our mortgage subsidiary to $400 million, $200 million of which is provided by the mortgage warehouse credit facility and $200 million by the commercial paper conduit credit facility. These two credit facilities are secured by mortgage loans held for sale and are not guaranteed by D.R. Horton, Inc. or any of the guarantors of the Senior and Senior Subordinated Notes. The interest rates of the mortgage warehouse line payable at September 30, 2001 and 2002 were 3.6% and 2.9%, respectively. The interest rate on the commercial paper conduit facility at September 30, 2002 was 2.4%.

NOTE C—ACQUISITIONS

In fiscal 2001 and 2002 the Company made the following acquisitions:

Company Acquired	Date Acquired	Consideration
Fortress-Florida	May 2001	$53.0 million

Emerald Builders	July 2001	$193.6 million

Schuler Homes, Inc.	February 2002	$1,830.3 million

Consideration includes cash paid and assumption of certain accounts payable and notes payable, some of which were repaid subsequent to the acquisitions. In addition, the Company issued 1,012,925 shares of common stock, valued at $25.0 million, as partial consideration for the acquisition of Emerald Builders, and 20,079,532 shares of common stock, valued at $621.1 million, as partial consideration for the acquisition of Schuler Homes, Inc.

On May 1, 2001, the Company acquired the assets of Fortress-Florida, Inc. (Fortress-Florida), a wholly-owned subsidiary of The Fortress Group, Inc., for $28.7 million in cash. Fortress-Florida assets, primarily inventories, amounted to approximately $47.1 million. Total liabilities assumed amounted to approximately $24.3 million, including notes payable of $17.4 million, which were paid at closing. The Fortress-Florida acquisition was treated as a purchase for accounting purposes.

On July 17, 2001, the Company completed the acquisition of the assets of Emerald Builders (Emerald), a privately held homebuilder based in Houston, Texas. In the transaction, the Company issued 1,012,925 shares of common stock valued at $25.0 million, paid $31.6 million in cash and assumed liabilities of approximately

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$137.0 million, including notes payable of $110.6 million, most of which were paid at closing. Emerald’s assets, primarily inventories, amounted to approximately $170.4 million. The Emerald acquisition was treated as a purchase for accounting purposes.

On February 21, 2002, Schuler Homes, Inc. merged with and into D.R. Horton, Inc., with D.R. Horton the surviving corporation. At the time of the merger, Schuler’s assets amounted to $1,393.3 million, mostly inventory. The total merger consideration consisted of the issuance of 20,079,532 shares of D.R. Horton, Inc. common stock, valued at $30.93 per share (the average closing price of D.R. Horton common stock for a period of ten trading days from December 4, 2001 to December 17, 2001); the payment of $168.7 million in cash; the assumption of $802.2 million of Schuler’s debt, $238.2 million of which was paid at closing; the assumption of trade payables and other liabilities amounting to $227.6 million; and the assumption of $10.8 million of obligations to the Schuler entities’ minority interest holders. Also, D.R. Horton issued options to purchase approximately 527,000 shares of D.R. Horton common stock to Schuler employees to replace outstanding Schuler stock options. The fair value of the options issued was $10.4 million and was recorded as additional capital. The fair value of the unvested options issued was $6.0 million and was recorded as unearned compensation. The unearned compensation is being amortized over the remaining vesting period of the stock options. The amount of goodwill acquired in the Schuler acquisition was $441.9 million of which $2.2 million is deductible for tax purposes. There were no other significant changes in goodwill during the year ended September 30, 2002.

The merger was treated as a purchase of Schuler by D.R. Horton for accounting purposes. Under this method, Schuler assets acquired and liabilities assumed were recorded on the Company’s balance sheet at their fair market values as of February 21, 2002. Schuler’s results of operations from February 22, 2002 to September 30, 2002 are included in the Company’s results of operations for the year ended September 30, 2002.

The following unaudited pro forma combined condensed financial data for the years ending September 30, 2002 and 2001 are derived from the historical financial statements of D.R. Horton, Inc., Schuler, Fortress-Florida, and Emerald Builders. The unaudited pro forma combined condensed financial data give effect to the merger with Schuler and the acquisitions of Fortress-Florida and Emerald as if they had occurred at the beginning of each period presented. Pro forma adjustments to the historical financial data reflect those that we deem appropriate and are factually supported based upon currently available information. The only pro forma adjustment that significantly affected the combined historical financial data for the years ended September 30, 2001 and 2002 was the pro forma effect of recording Schuler’s inventories at fair value at the beginning of the year ended September 30, 2001. This pro forma adjustment would have reduced net income for that year by $25.2 million.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unaudited pro forma combined condensed financial data have been included for comparative purposes only and do not purport to show what the operating results would have been if the merger had been consummated as of the dates indicated and should not be construed as representative of future operating results.

	Year Ended September 30,
	2001	2002
	(In thousands, except per share data)

Revenues	$6,236,040	$7,313,833

Income before cumulative effect of change in accounting principle	339,736	436,684
Cumulative effect of change in accounting principle, net of income taxes	2,136	—

Net income	$341,872	$436,684

Basic earnings per common share:
Income before cumulative effect of change in accounting principle	$2.35	$2.99
Cumulative effect of change in accounting principle, net of income taxes	0.01	—

Net income	$2.36	$2.99

Diluted earnings per common share:
Income before cumulative effect of change in accounting principle	$2.33	$2.86
Cumulative effect of change in accounting principle, net of income taxes	0.01	—

Net income	$2.34	$2.86

NOTE D—STOCKHOLDERS’ EQUITY

At September 30, 2002, 146,505,091 shares of Common Stock and no shares of Preferred Stock were issued and outstanding. On that date, 10,312,148 and 8,960,270 shares of Common Stock were reserved for issuance pursuant to the D.R. Horton, Inc. Stock Incentive Plans and Employee Stock Purchase Plan, respectively. In addition, 15 million shares of Common Stock were reserved for issuance from time to time in acquisitions pursuant to an effective SEC registration statement and 10 million shares of Common Stock were reserved for issuance upon conversion of the D.R. Horton Zero Coupon Convertible Senior Notes.

On February 27, 2001, the Board of Directors declared an 11% common stock dividend, payable on March 23, 2001, to stockholders of record on March 9, 2001. The dividend was accounted for based on the fair value of the Company’s stock on the date of declaration.

On March 4, 2002, the Board of Directors declared a three-for-two stock split (effected as a 50% stock dividend) payable on April 9, 2002, to stockholders of record on March 26, 2002.

The Company has a shelf registration statement with the Securities and Exchange Commission to issue, from time to time, up to 15.0 million shares of registered common stock in connection with future acquisitions.

In November 1998, the Board of Directors authorized the repurchase of up to $100 million each of the Company’s common stock and debt securities, as market conditions warrant. Through September 30, 2002, the Company had repurchased $36.9 million (2,589,200 shares) of common stock in open market purchases under the stock repurchase plan. All 2,589,200 shares were reissued in March 2001 as partial payment of the 11% stock dividend. In November 2002, the Board of Directors increased the authorization to repurchase the Company’s debt securities to $150 million.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE E—PROVISION FOR INCOME TAXES

The provision for income taxes includes the following components (in thousands):

	Year ended September 30,
	2000	2001	2002
Current provision:
Federal	$109,584	$161,721	$248,823
State	11,862	16,504	26,668

	121,446	178,225	275,491

Deferred provision (benefit):
Federal	(1,912)	(21,919)	(29,869)
State	(2,029)	(2,100)	(2,807)

	(3,941)	(24,019)	(32,676)

Total provision for income taxes	117,505	154,206	242,815
Provision for cumulative effect of change in accounting principle	—	(1,282)	—

Provision for income taxes before cumulative effect of change in accounting principle	$117,505	$152,924	$242,815

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These differences primarily relate to the following (in thousands):

	September 30,
	2001	2002
Deferred tax assets:
Capitalization of inventory costs	$36,752	$56,997
Warranty cost and other accruals	17,053	35,611
Fair value adjustment of Schuler notes	—	13,693
Change in value of interest rate swaps	3,973	8,663
Venture capital investment valuation allowances	6,908	5,253
Other	7,503	13,958

Total deferred tax assets	72,189	134,175
Deferred tax liabilities	20,534	30,427

Net deferred tax assets	$51,655	$103,748

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between income tax expense and tax computed by applying the federal statutory income tax rate of 35% to income before taxes is due to the following (in thousands):

	Year ended September 30,
	2000	2001	2002
Income taxes at federal statutory rate	$108,228	$142,729	$226,627
Increase in tax resulting from:
State income taxes, net	7,838	9,602	15,756
Other	1,439	593	432

Provision for income taxes before cumulative effect of change in accounting principle	$117,505	$152,924	$242,815

NOTE F—EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for all Company employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing are at the discretion of the Company. Expenses for the plan were $3,124,000, $4,204,000 and $6,009,000 for 2000, 2001 and 2002, respectively.

The Company’s Supplemental Executive Retirement Plan (SERP) is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death, or termination of employment with the Company. Under it, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company recorded $972,000, $1,265,000 and $1,369,000 of expense for the plan in 2000, 2001 and 2002, respectively.

In June 2002, the Company established a new deferred compensation plan to a select group of employees. The participating employees designate investments for their contributions; however, the Company is not required to actually invest the contributions in the designated investments. The Company records as expense the amount that the employee contributions would have earned had the funds been invested in the designated investments. The Company recorded $585,000 of expense for this plan in 2002.

The Company’s Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the date of purchase. Under the terms of the plan, the total fair market value of the common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees of the Company purchased 7,450 shares for $125,000 in 2001 and 18,460 shares for $420,000 in 2002.

The Company Stock Incentive Plans provide for the granting of stock options to certain key employees of the Company to purchase shares of common stock. Options are granted at exercise prices which approximate the market value of the Company’s common stock at the date of the grant. Options generally expire 10 years after the dates on which they were granted. Options generally vest over periods of 5 to 10 years. There were 1,611,012 and 1,525,958 shares available for future grants under the Plans at September 30, 2001 and 2002, respectively. The Company issued a 9% stock dividend on September 29, 2000, an 11% stock dividend on March 23, 2001 and a three-for-two stock split on April 9, 2002. The net effects of the stock dividends were to increase options outstanding by 345,664 shares in September 2000 and by 493,210 shares in March 2001. The net effect of the stock split was to increase options outstanding by 2,116,892 shares in April 2002.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under the Company Stock Incentive Plans is:

	2000		2001		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Stock Options
Outstanding at beginning of year	4,141,820	$13.44	4,133,373	$12.42	4,340,494	$12.53
Stock dividends/split	345,664	—	493,210	—	2,116,892	—
Granted	592,500	13.63	933,680	16.69	3,263,474	20.52
Exercised	(200,305)	9.11	(917,098)	8.09	(756,235)	9.12
Canceled	(746,306)	14.20	(302,671)	16.83	(178,435)	13.46

Outstanding at end of year	4,133,373	$12.42	4,340,494	$12.53	8,786,190	$12.76

Exercisable at end of year	1,408,631	$9.33	1,016,529	$10.20	1,739,237	$7.84

Exercise prices for options outstanding at September 30, 2002, ranged from $3.3039 to $28.7067.

The weighted average remaining contractual lives of those options are:

	Outstanding			Exercisable
Exercise Price Range	Options	Weighted Average Exercise Price	Weighted Average Maturity (Years)	Options	Weighted Average Exercise Price	Weighted Average Maturity (Years)
Less than $9	2,895,214	$6.13	4.7	1,066,269	$5.60	3.8
$9—$18	3,163,982	10.94	7.0	671,174	11.33	6.5
More than $18	2,726,994	21.90	9.8	1,794	28.71	1.5

Total	8,786,190	$12.76	7.1	1,739,237	$7.84	4.8

The Company has elected to follow APB Opinion No. 25, in accounting for its employee stock options. The exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, and therefore no compensation expense is recognized for the initial grants. SFAS No. 123 requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense for option awards granted in fiscal 2000, 2001 and 2002. Management believes the fiscal 2000, 2001 and 2002 pro forma amounts may not be representative of the effects of option awards on future pro forma net income and pro forma net income per share because options granted before 1996 are not considered in these calculations. Application of the fair value method, as specified by SFAS 123, would decrease net income by approximately $1,909,000 ($0.02 per diluted share), $2,301,000 ($0.02 per diluted share) and $2,683,000 ($0.02 per diluted share) in 2000, 2001 and 2002, respectively. The dilution per share amounts for 2000 and 2001 have been adjusted as applicable for the 11% stock dividend of March 23, 2001 and the three-for-two stock split of April 9, 2002.

The weighted average fair value of grants made in 2000, 2001 and 2002 was $7.14, $7.78 and $12.85 per share, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2000	2001	2002
Risk free interest rate	6.00%	5.83%	4.66%
Expected life (in years)	7.0	7.0	7.0
Expected volatility	48.80%	49.50%	61.20%
Expected dividend yield	1.10%	1.26%	1.05%

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

The table below sets forth the carrying values and estimated fair values of the Company’s financial instruments (in thousands).

	September 30, 2001		September 30, 2002
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
HOMEBUILDING:
Liabilities
8% Senior notes	$383,257	$350,350	$383,438	$373,450
8 3/8% Senior notes	148,943	147,000	149,339	151,500
9 3/4% Senior subordinated notes	148,917	139,500	148,994	145,500
10% Senior notes	147,600	150,011	147,802	151,497
10 1/2% Senior notes	199,439	202,000	199,559	209,500
9 3/8% Senior subordinated notes	199,688	185,000	199,710	194,000
Zero coupon convertible senior notes	202,509	196,388	209,144	227,715
7 7/8% Senior notes	198,319	176,000	198,437	190,000
9% Senior notes	—	—	102,427	99,000
9 3/8% Senior notes	—	—	246,057	227,950
10 1/2% Senior subordinated notes	—	—	153,284	144,775
8 1/2% Senior notes	—	—	247,995	242,500
Interest rate swaps	10,389	10,389	22,648	22,648
FINANCIAL SERVICES:
Assets
Mortgage loans held for sale	222,818	222,818	464,088	464,088
Loan delivery and forward commitments	(1,500)	(1,500)	(2,168)	(2,168)
Interest rate lock commitments	1,600	1,600	2,357	2,357

The Company used the following methods and assumptions in estimating fair values:

For cash and cash equivalents, the revolving credit facility, the mortgage warehouse facility, the commercial paper conduit facility and other notes payable, the carrying amounts reported in the balance sheet approximate fair values due to their short maturity or floating interest rate terms, as applicable.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Senior and Senior Subordinated Notes, fair values represent quoted market prices on the exchange on which the securities are traded. For interest rate swaps, mortgage loans held for sale, loan commitments and forward contracts, the fair values are estimated based on quoted market prices for similar financial instruments.

NOTE H—COMMITMENTS AND CONTINGENCIES

The Company is involved in lawsuits and other contingencies in the ordinary course of business. Management believes that, while the ultimate outcome of the contingencies cannot be predicted with certainty, the ultimate liability, if any, will not have a material adverse effect on the Company’s financial position.

In the ordinary course of business, the Company enters into option agreements to purchase land and developed lots. At September 30, 2002, cash deposits of approximately $89.2 million and promissory notes approximating $1.4 million secured the Company’s performance under these agreements.

Additionally, in the normal course of its business activities, the Company provides standby letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At September 30, 2002, outstanding standby letters of credit were $126.5 million and performance bonds were $937.8 million. The Company has an additional capacity of $17.1 million for standby letters of credit under its revolving credit facility.

The Company leases office space under noncancellable operating leases. Minimum annual lease payments under these leases at September 30, 2002 approximate (in thousands):

2003	$8,633
2004	8,617
2005	7,101
2006	5,953
2007	4,536
Thereafter	6,319

$41,159

Rent expense approximated $11,346,000, $14,393,000 and $21,680,000 for fiscal 2000, 2001 and 2002, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE I—SUMMARIZED FINANCIAL INFORMATION

The 7 7/8%, 8%, 8 3/8%, 8½%, 9%, 9 3/8%, 10% and 10½% Senior Notes, the 9 3/8%, 9 3/4% and 10 1/2% Senior Subordinated Notes, and the Zero Coupon Convertible Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s direct and indirect subsidiaries (Guarantor Subsidiaries), other than financial services subsidiaries and certain other inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, consolidating condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

Consolidating Balance Sheet
September 30, 2002

			Non-Guarantor Subsidiaries
	D.R. Horton, Inc.	Guarantor Subsidiaries	Financial Services	Other	Intercompany Eliminations	Total
	(In thousands)
ASSETS
Homebuilding:
Cash	$—	$80,273	$—	$11,833	$—	$92,106
Advances to and investments in unconsolidated subsidiaries	4,126,233	260,725	—	68	(4,387,026)	—
Inventories	689,111	3,566,280	—	88,048	(370)	4,343,069
Property & equipment (net)	10,826	55,424	—	5,645	—	71,895
Earnest money deposits & other assets	209,990	212,685	—	12,408	(4,668)	430,415
Excess of cost over net assets acquired	—	579,230	—	—	—	579,230

	5,036,160	4,754,617	—	118,002	(4,392,064)	5,516,715

Financial services:
Cash	—	—	12,238	—	—	12,238
Mortgage loans held for sale	—	—	464,088	—	—	464,088
Other assets	—	—	24,486	—	—	24,486

	—	—	500,812	—	—	500,812

Total Assets	$5,036,160	$4,754,617	$500,812	$118,002	$(4,392,064)	$6,017,527

LIABILITIES & EQUITY
Homebuilding:
Accounts payable and other liabilities	$341,405	$483,252	$—	$9,415	$(24)	$834,048
Advances from parent/unconsolidated subsidiaries	—	3,019,521	—	50,370	(3,069,891)	—
Notes payable	2,424,892	30,491	—	36,237	(4,644)	2,486,976

	2,766,297	3,533,264	—	96,022	(3,074,559)	3,321,024

Financial services:
Accounts payable and other liabilities	—	—	14,340	—	—	14,340
Advances from parent/unconsolidated subsidiaries	—	—	25,386	—	(25,386)	—
Notes payable	—	—	391,355	—	—	391,355

	—	—	431,081	—	(25,386)	405,695

Total Liabilities	2,766,297	3,533,264	431,081	96,022	(3,099,945)	3,726,719

Minority interests	—	—	26	20,919	—	20,945

Common stock	1,465	45	6	6,155	(6,206)	1,465
Additional capital	1,349,630	350,347	2,885	29,379	(382,611)	1,349,630
Unearned compensation	(4,453)	—	—	—	—	(4,453)
Retained earnings	923,221	870,961	66,814	(34,473)	(903,302)	923,221

	2,269,863	1,221,353	69,705	1,061	(1,292,119)	2,269,863

Total Liabilities & Equity	$5,036,160	$4,754,617	$500,812	$118,002	$(4,392,064)	$6,017,527

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet
September 30, 2001

			Nonguarantor Subsidiaries
	D.R. Horton, Inc.	Guarantor Subsidiaries	Financial Services	Other	Intercompany Eliminations	Total
	(In thousands)
ASSETS
Homebuilding:
Cash	$—	$230,481	$—	$1,824	$—	$232,305
Advances to and investments in unconsolidated subsidiaries	2,493,783	74,241	—	—	(2,568,024)	—
Inventories	564,593	2,212,933	—	27,230	(379)	2,804,377
Property & equipment (net)	8,114	39,823	—	5,159	—	53,096
Earnest money deposits & other assets	39,978	140,436	—	10,793	(9,548)	181,659
Excess of cost over net assets acquired	—	136,223	—	—	—	136,223

	3,106,468	2,834,137	—	45,006	(2,577,951)	3,407,660

Financial services:
Cash	—	—	6,975	—	—	6,975
Mortgage loans held for sale	—	—	222,818	—	—	222,818
Other assets	—	—	14,737	—	—	14,737

	—	—	244,530	—	—	244,530

Total Assets	$3,106,468	$2,834,137	$244,530	$45,006	$(2,577,951)	$3,652,190

LIABILITIES & EQUITY
Homebuilding:
Accounts payable and other liabilities	$191,596	$304,486	$—	$2,552	$(58)	$498,576
Advances from parent/unconsolidated subsidiaries	—	1,944,796	—	28,367	(1,973,163)	—
Notes payable	1,664,625	37,064	—	9,489	(9,489)	1,701,689

	1,856,221	2,286,346	—	40,408	(1,982,710)	2,200,265

Financial services:
Accounts payable and other liabilities	—	—	10,173	—	—	10,173
Advances from parent/unconsolidated subsidiaries	—	—	13,748	—	(13,748)	—
Notes payable	—	—	182,641	—	—	182,641

	—	—	206,562	—	(13,748)	192,814

Total Liabilities	1,856,221	2,286,346	206,562	40,408	(1,996,458)	2,393,079

Minority interests	—	—	10	8,854	—	8,864

Common stock	769	1	6	6,155	(6,162)	769
Additional capital	704,842	84,612	2,299	10,129	(97,040)	704,842
Retained earnings	544,636	463,178	35,653	(20,540)	(478,291)	544,636

	1,250,247	547,791	37,958	(4,256)	(581,493)	1,250,247

Total Liabilities & Equity	$3,106,468	$2,834,137	$244,530	$45,006	$(2,577,951)	$3,652,190

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Income
Year Ended September 30, 2002

	D.R. Horton, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiaries		Intercompany Eliminations	Total
			Financial Services	Other
	(In thousands)
Homebuilding:
Revenues:
Home sales	$959,427	$5,496,151	$—	$74,029	$—	$6,529,607
Land/lot sales	6,792	77,300	—	11,540	—	95,632

	966,219	5,573,451	—	85,569	—	6,625,239
Cost of sales:
Home sales	742,850	4,482,625	—	57,004	(341)	5,282,138
Land/lot sales	6,205	65,549	—	10,536	—	82,290

	749,055	4,548,174	—	67,540	(341)	5,364,428
Gross profit:
Home sales	216,577	1,013,526	—	17,025	341	1,247,469
Land/lot sales	587	11,751	—	1,004	—	13,342

	217,164	1,025,277	—	18,029	341	1,260,811
Selling, general & administrative expense	180,112	451,597	—	7,648	7,412	646,769
Interest expense	3,905	611	—	1,506	(10)	6,012
Other (income) expense	(614,360)	(3,330)	—	7,104	627,532	16,946

	647,507	576,399	—	1,771	(634,593)	591,084

Financial services:
Revenues	—	—	113,592	—	—	113,592
General and administrative expense	—	—	75,183	—	(7,412)	67,771
Interest expense	—	—	5,505	—	—	5,505
Other (income)	—	—	(16,107)	—	—	(16,107)

	—	—	49,011	—	7,412	56,423

Income before income taxes	647,507	576,399	49,011	1,771	(627,181)	647,507
Provision for income taxes	242,815	216,149	18,379	665	(235,193)	242,815

Net income	$404,692	$360,250	$30,632	$1,106	$(391,988)	$404,692

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Income
Year Ended September 30, 2001

	D.R. Horton, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiaries		Intercompany Eliminations	Total
			Financial Services	Other
	(In thousands)
Homebuilding:
Revenues:
Homes sales	$715,702	$3,549,644	$—	$24,480	$—	$4,289,826
Land/lot sales	28,509	65,217	—	—	—	93,726

	744,211	3,614,861	—	24,480	—	4,383,552
Cost of sales:
Home sales	581,341	2,851,674	—	18,379	(589)	3,450,805
Land/lot sales	27,166	49,171	—	—	—	76,337

	608,507	2,900,845	—	18,379	(589)	3,527,142
Gross profit:
Home sales	134,361	697,970	—	6,101	589	839,021
Land/lot sales	1,343	16,046	—	—	—	17,389

	135,704	714,016	—	6,101	589	856,410
Selling, general & administrative expense	94,557	325,592	—	7,384	4,480	432,013
Interest expense	8,624	179	—	193	(187)	8,809
Other (income) expense	(375,274)	(2,380)	—	22,268	390,133	34,747

	407,797	390,625	—	(23,744)	(393,837)	380,841

Financial services:
Revenues	—	—	71,962	—	—	71,962
General and administrative expense	—	—	51,867	—	(4,480)	47,387
Interest expense	—	—	5,288	—	—	5,288
Other (income)	—	—	(7,669)	—	—	(7,669)

	—	—	22,476	—	4,480	26,956

Income before income taxes	407,797	390,625	22,476	(23,744)	(389,357)	407,797
Provision for income taxes	152,924	146,484	8,429	(8,904)	(146,009)	152,924

Income before cumulative effect of change in accounting principle	254,873	244,141	14,047	(14,840)	(243,348)	254,873
Cumulative effect of change in accounting principle	2,136	—	—	—	—	2,136

Net income	$257,009	$244,141	$14,047	$(14,840)	$(243,348)	$257,009

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Income
Year Ended September 30, 2000
	D.R. Horton, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiaries		Intercompany Eliminations	Total
			Financial Services	Other
	(In thousands)
Homebuilding:
Revenues:
Homes sales	$548,963	$2,910,190	$—	$36,938	$—	$3,496,091
Land/lot sales	15,860	92,222	—	—	—	108,082

	564,823	3,002,412	—	36,938	—	3,604,173
Cost of sales:
Home sales	458,640	2,359,624	—	28,838	(695)	2,846,407
Land/lot sales	19,590	75,112	—	—	—	94,702

	478,230	2,434,736	—	28,838	(695)	2,941,109
Gross profit:
Home sales	90,323	550,566	—	8,100	695	649,684
Land/lot sales	(3,730)	17,110	—	—	—	13,380

	86,593	567,676	—	8,100	695	663,064
Selling, general & administrative expense	84,679	265,615	—	7,102	3,008	360,404
Interest expense	10,067	159	—	599	(598)	10,227
Other (income)/expense	(317,377)	(3,241)	—	1,373	317,147	(2,098)

	309,224	305,143	—	(974)	(318,862)	294,531

Financial services:
Revenues	—	—	49,522	—	—	49,522
General and administrative expense	—	—	38,477	—	(3,007)	35,470
Interest expense	—	—	5,616	—	—	5,616
Other (income)	—	—	(6,257)	—	—	(6,257)

	—	—	11,686	—	3,007	14,693

Income before income taxes	309,224	305,143	11,686	(974)	(315,855)	309,224
Provision for income taxes	117,505	115,954	4,441	(370)	(120,025)	117,505

Net income	$191,719	$189,189	$7,245	$(604)	$(195,830)	$191,719

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2002

	D.R. Horton, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiaries		Intercompany Eliminations	Total
			Financial Services	Other
	(In thousands)
OPERATING ACTIVITIES
Net income	$404,692	$360,250	$30,632	$1,106	$(391,988)	$404,692
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,686	25,992	1,560	568	—	32,806
Amortization of debt premiums and fees	7,839	—	—	—	—	7,839
Changes in operating assets and liabilities:
Increase in inventories	(123,389)	(73,686)	—	(47,132)	(9)	(244,216)
(Increase) decrease in earnest money deposits and other assets	(100,009)	23,504	(8,814)	(2,101)	(4,880)	(92,300)
Increase in mortgage loans held for sale	—	—	(241,270)	—	—	(241,270)
Increase (decrease) in accounts payable and other liabilities	78,339	(59,632)	4,183	18,928	34	41,852

Net cash provided by (used in) operating activities	272,158	276,428	(213,709)	(28,631)	(396,843)	(90,597)

INVESTING ACTIVITIES
Net purchases of property and equipment	(5,842)	(30,427)	(2,495)	(1,054)	—	(39,818)
Distributions from venture capital entities	—	—	—	486	—	486
Net cash paid for acquisitions	—	(153,761)	—	—	—	(153,761)

Net cash used in investing activities	(5,842)	(184,188)	(2,495)	(568)	—	(193,093)

FINANCING ACTIVITIES
Net change in notes payable	215,060	(257,637)	208,714	(8,489)	4,845	162,493
Increase (decrease) in intercompany payables	(467,637)	339,074	12,753	47,697	68,113	—
Proceeds from stock associated with certain employee benefit plans	12,368	—	—	—	—	12,368
Cash dividends/distributions paid	(26,107)	(323,885)	—	—	323,885	(26,107)

Net cash (used in) provided by financing activities	(266,316)	(242,448)	221,467	39,208	396,843	148,754

Increase (decrease) in cash	—	(150,208)	5,263	10,009	—	(134,936)
Cash at beginning of year	—	230,481	6,975	1,824	—	239,280

Cash at end of year	$—	$80,273	$12,238	$11,833	$—	$104,344

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2001

	D.R. Horton, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiaries		Intercompany Eliminations	Total
			Financial Services	Other
	(In thousands)
OPERATING ACTIVITIES
Net income	$257,009	$244,141	$14,047	$(14,840)	$(243,348)	$257,009
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,417	25,935	1,338	494	—	31,184
Amortization of debt premiums and fees	4,878	—	—	—	—	4,878
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(124,424)	(202,693)	—	(6,404)	379	(333,142)
(Increase) decrease in earnest money deposits and other assets	11,968	(49,837)	(6,264)	19,968	9,548	(14,617)
Increase in mortgage loans held for sale	—	—	(103,237)	—	—	(103,237)
Increase (decrease) in accounts payable and other liabilities	64,287	29,572	5,215	3,625	(58)	102,641

Net cash provided by (used in) operating activities	217,135	47,118	(88,901)	2,843	(233,479)	(55,284)

INVESTING ACTIVITIES
Net purchases of property and equipment	(8,500)	(22,218)	(2,280)	(370)	—	(33,368)
Net investments in venture capital entities	—	—	—	(1,988)	—	(1,988)
Net cash paid for acquisitions	—	(61,897)	—	—	—	(61,897)

Net cash used in investing activities	(8,500)	(84,115)	(2,280)	(2,358)	—	(97,253)

FINANCING ACTIVITIES
Net change in notes payable	389,704	(152,911)	83,824	9,489	(9,489)	320,617
Increase (decrease) in intercompany payables	(617,411)	601,540	8,105	(9,202)	16,968	—
Proceeds from stock associated with certain employee benefit plans	12,403	—	—	—	—	12,403
Cash dividends/distributions paid	(13,728)	(221,500)	(4,500)	—	226,000	(13,728)

Net cash (used in) provided by financing activities	(229,032)	227,129	87,429	287	233,479	319,292

Increase (decrease) in cash	(20,397)	190,132	(3,752)	772	—	166,755
Cash at beginning of year	20,397	40,349	10,727	1,052	—	72,525

Cash at end of year	$—	$230,481	$6,975	$1,824	$—	$239,280

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2000

	D.R. Horton, Inc.	Guarantor Subsidiaries	Nonguarantor Subsidiaries		Intercompany Eliminations	Total
			Financial Services	Other
	(In thousands)
OPERATING ACTIVITIES
Net income	$191,719	$189,189	$7,245	$(604)	$(195,830)	$191,719
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,535	18,527	1,141	757	—	21,960
Amortization of debt premiums and fees	2,532	—	—	—	—	2,532
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(71,419)	(226,433)	—	(2,181)	102	(299,931)
Increase in earnest money deposits and other assets	(6,372)	(11,800)	(530)	(1,487)	(937)	(21,126)
Increase in mortgage loans held for sale	—	—	(5,795)	—	—	(5,795)
Increase (decrease) in accounts payable and other liabilities	10,262	16,349	978	949	(25,445)	3,093

Net cash provided by (used in) operating activities	128,257	(14,168)	3,039	(2,566)	(222,110)	(107,548)

INVESTING ACTIVITIES
Net purchases of property and equipment	(2,143)	(12,309)	(1,106)	(231)	—	(15,789)
Net investments in venture capital entities	—	—	—	(29,032)	—	(29,032)
Net cash paid for acquisitions	—	(11,633)	74	—	—	(11,559)

Net cash used in investing activities	(2,143)	(23,942)	(1,032)	(29,263)	—	(56,380)

FINANCING ACTIVITIES
Net change in notes payable	141,552	(8,371)	(5,533)	(4,844)	4,846	127,650
Increase (decrease) in intercompany payables	(294,281)	221,156	8,593	35,762	28,770	—
Repurchase of treasury stock	(14,543)	—	—	—	—	(14,543)
Proceeds from stock associated with certain employee benefit plans	4,066	—	—	—	—	4,066
Cash dividends/distributions paid	(9,288)	(187,794)	(700)	—	188,494	(9,288)

Net cash (used in) provided by financing activities	(172,494)	24,991	2,360	30,918	222,110	107,885

Increase (decrease) in cash	(46,380)	(13,119)	4,367	(911)	—	(56,043)
Cash at beginning of year	66,777	53,468	6,360	1,963	—	128,568

Cash at end of year	$20,397	$40,349	$10,727	$1,052	$—	$72,525

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE J—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations are (in thousands, except for per share amounts):

	Fiscal 2002
	Three Months Ended
	September 30	June 30	March 31	December 31
Revenues(1)	$2,170,397	$1,808,479	$1,600,065	$1,159,890
Gross profit	413,866	337,627	281,155	228,163
Net income	136,393	105,940	88,931	73,428
Basic earnings per common share(2)	0.93	0.72	0.69	0.64
Diluted earnings per common share(2)	0.92	0.67	0.64	0.62

	Fiscal 2001
	Three Months Ended
	September 30	June 30	March 31	December 31
Revenues	$1,540,034	$1,120,981	$906,836	$887,663
Gross profit	288,028	219,159	179,000	170,223
Income before cumulative effect of change in accounting principle	86,764	68,803	51,581	47,725
Net income	86,764	68,803	51,581	49,861
Basic earnings before cumulative effect of change in accounting principle per common share(2)	0.75	0.61	0.46	0.42
Diluted earnings before cumulative effect of change in accounting principle per common share(2)	0.74	0.60	0.45	0.42

(1)
Revenues from the acquired Schuler operations were $475.4 million in the three months ended September 30, 2002, $352.4 million in the three months ended June 30, 2002, and $418.8 million in the three months ended March 31, 2002.

(2)
All basic and diluted share amounts presented above have been restated to reflect the effects of the three-for-two stock split (effected as a 50% stock dividend) of April 9, 2002 and the 11% stock dividend of March 23, 2001.

NOTE K—TRANSACTIONS WITH RELATED PARTIES

One of the Company’s directors beneficially owns EVP Capital, L.P., (“EVP”), which was a general partner of Encore Venture Partners II (Texas), L.P. (“Encore”), a Company affiliate which, together with other Company affiliates, invested in technology start-up and emerging growth companies. During the term of EVP’s interest in Encore, such director advised and assisted the Company in its homebuilder acquisitions. In connection with the termination of the Company’s investment program through Encore, the existing agreement with EVP was terminated, along with EVP’s interests in Encore. After such termination, through advisory arrangements with the Company, such director continued to monitor Encore and affiliate investments and to advise and assist the Company in its homebuilder acquisitions and in the process of integrating acquired homebuilding operations. For the year ended September 30, 2001, the Company paid EVP approximately $1,724,000, excluding reimbursement of expenses, for advice and assistance provided by such director under the foregoing agreements and arrangements. For such director’s advice and assistance during the fiscal year ended September 30, 2002, the Company paid EVP $1,500,000, in addition to the reimbursement of expenses, for the first three fiscal quarters, and the Company has agreed to pay EVP $500,000, excluding reimbursement of expenses, for the fourth fiscal quarter, payable in quarterly installments during fiscal 2003. The advisory arrangements terminated as of September 30, 2002.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth under the caption “Election of Directors” at pages 3 through 5, and the caption: “Section 16(a) Beneficial Ownership Reporting Compliance” at page 19, of the registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on January 30, 2003 and incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” at page 9 through “Compensation Committee Interlocks and Insider Participation” at page 13 of the registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on January 30, 2003 and incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2002:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	8,786,190	$12.76	10,486,228	(1)
Equity compensation plans not approved by stockholders	—	n/a	—
Total	8,786,190	$12.76	10,486,228	(1)

(1)
Includes 8,960,270 shares reserved for issuance under the Company’s Employee Stock Purchase Plan. Under this Employee Stock Purchase Plan, employees of the Company purchased 7,450 shares of common stock in 2001 and 18,460 shares of common stock in 2002.

The remaining information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” at pages 7 and 8 of the registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on January 30, 2003 and incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the caption “Executive Compensation —Transactions with Management” at pages 11 through 13 of the registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on January 30, 2003 and incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES.

The Company’s management has long recognized its responsibilities for developing, implementing and monitoring effective and efficient controls and procedures. As part of those responsibilities, as of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s disclosure controls and procedures or in other factors that could significantly affect its disclosure controls and procedures subsequent to September 30, 2002.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

3.1	Amended and Restated Certificate of Incorporation, as amended (3)

3.2	Amended and Restated Bylaws (4)

4.1	See Exhibits 3.1 and 3.2

4.2	Indenture, dated as of June 9, 1997, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (5)

4.3	First Supplemental Indenture, dated as of June 9, 1997, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (6)

4.4	Second Supplemental Indenture, dated as of September 30, 1997, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (7)

4.5	Third Supplemental Indenture, dated as of April 17, 1998, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (8)

4.6	Fourth Supplemental Indenture, dated as of April 20, 1998, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (9)

4.7	Fifth Supplemental Indenture, dated as of August 31, 1998, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (10)

4.8	Sixth Supplemental Indenture, dated as of February 4, 1999, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (11)

4.9	Seventh Supplemental Indenture, dated as of August 31, 1999, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (12)

4.10	Eighth Supplemental Indenture, dated as of March 21, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (13)

4.11	Ninth Supplemental Indenture, dated as of March 31, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (14)

4.12	Tenth Supplemental Indenture, dated as of June 5, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (15)

Exhibit Number	Exhibit

4.13	Eleventh Supplemental Indenture, dated as of May 11, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (16)

4.14	Twelfth Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (17)

4.15	Thirteenth Supplemental Indenture, dated as of August 15, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (18)

4.16
Fourteenth Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 8.375% Senior Notes due 2004, 10.5% Senior Notes due 2005, 8% Senior Notes due 2009, 7.875% Senior Notes due 2011 and Zero Coupon Convertible Senior Notes due 2021 (62)

4.17	Indenture, dated as of September 11, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (19)

4.18	First Supplemental Indenture, dated as of September 11, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (20)

4.19	Second Supplemental Indenture, dated as of March 12, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (21)

4.20	Third Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee (22)

4.21
Fourth Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 9.75% Senior Subordinated Notes due 2010 and 9.375% Senior Subordinated Notes due 2011 (63)

4.22	Indenture, dated as of April 15, 1996, between Continental Homes Holding Corp. (“Continental”) and First Union National Bank, as Trustee (23)

4.23	First Supplemental Indenture, dated as of April 20, 1998, among the Registrant, the guarantors named therein and First Union National Bank, as Trustee (24)

4.24	Second Supplemental Indenture, dated as of August 31, 1998, among the Registrant, the guarantors named therein and First Union National Bank, as Trustee (25)

4.25	Third Supplemental Indenture, dated as of August 31, 1999, among the Registrant, the guarantors named therein and First Union National Bank, as Trustee (26)

4.26	Fourth Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the guarantors named therein and First Union National Bank, as Trustee (27)

4.27
Fifth Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the guarantors named therein and First Union National Bank, as trustee, relating to the 10% Senior Notes due 2006 (64)

4.28
Indenture, dated as of May 6, 1998, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008 (50)

4.29
First Supplemental Indenture, dated as of February 26, 1999, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008 (51)

4.30
Second Supplemental Indenture, dated as of July 15, 1999, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008 (52)

Exhibit Number	Exhibit

4.31
Third Supplemental Indenture, dated as of June 27, 2000, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008 (53)

4.32
Fourth Supplemental Indenture, dated as of October 20, 2000, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008 (54)

4.33
Fifth Supplemental Indenture, dated as of June 21, 2001, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), Schuler Homes, Inc., the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008 (55)

4.34
Sixth Supplemental Indenture, dated as of October 4, 2001, among Schuler Homes, Inc., the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008 (56)

4.35
Seventh Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008 (57)

4.36
Indenture, dated as of June 28, 2001, among Schuler Homes, Inc., the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, relating to the 9.375% Senior Notes due 2009 (58)

4.37
First Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, relating to the 9.375% Senior Notes due 2009 (59)

4.38
Indenture, dated as of June 28, 2001, among Schuler Homes, Inc., the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, relating to the 10.5% Senior Subordinated Notes due 2011 (60)

4.39
First Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, relating to the 10.5% Senior Subordinated Notes due 2011 (61)

4.40
Indenture, dated as of April 11, 2002, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to senior debt securities of the Registrant (65)

4.41
First Supplemental Indenture, dated as of April 11, 2002, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 8.5% Senior Notes due 2012 (66)

4.42
Registration Rights Agreement, dated as of April 11, 2002, among the Registrant, the guarantors named therein and Salomon Smith Barney Inc. Banc of America Securities LLC, Credit Lyonnais Securities (USA) Inc. and Fleet Securities, Inc., relating to the 8.5% Senior Notes due 2012 (67)

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and schedules of substantially identical documents (28)

10.2	D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated (29)(30)

10.2a	Amendment No. 1 to 1991 Stock Incentive Plan, as amended and restated (30)(31)

10.3	Form of Non-Qualified Stock Option Agreement (Term Vesting)(30)(32)

Exhibit Number	Exhibit

10.4	Form of Non-Qualified Stock Option Agreement (Performance Vesting)(30) (33)

10.5	Form of Incentive Stock Option Agreement (Term Vesting)(30)(33)

10.6	Form of Incentive Stock Option Agreement (Performance Vesting)(30)(33)

10.7	Form of Restricted Stock Agreement (Term Vesting)(30)(33)

10.8	Form of Restricted Stock Agreement (Performance Vesting)(30)(33)

10.9	Form of Stock Appreciation Right Agreement (Term Vesting)(30)(33)

10.10	Form of Stock Appreciation Right Agreement (Performance Vesting)(30)(33)

10.11	Form of Stock Appreciation Right Notification (Tandem)(30)(33)

10.12	Form of Performance Share Notification (30)(33)

10.13	Form of Performance Unit Notification (30)(33)

10.14	D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 1 (30)(34)

10.15	D.R. Horton, Inc. Supplemental Executive Retirement Trust No. 1 (30)(34)

10.16	D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 2 (30)(34)

10.17	Continental Homes Holding Corp. 1988 Stock Incentive Plan (as amended and restated June 20, 1997)(30)(35)

10.18	Restated Continental Homes Holding Corp. 1986 Stock Incentive Plan, and the First Amendment thereto dated June 17, 1987(30)(36)

10.19	Form of Stock Option Agreement pursuant to Continental’s 1986 and 1988 Stock Incentive Plans (30)(37)

10.20	The D.R. Horton, Inc. 2000 Incentive Bonus Plan (30)(38)

10.21	First Amendment to Non-Qualified Stock Option Agreements, dated as of March 15, 2000, between the Registrant and Richard Beckwitt (30)(39)

10.22	Letter Agreement concerning partial bonus under Incentive Bonus Plan, dated March 15, 2000, between the Registrant and Richard Beckwitt (30)(40)

10.23
Limited Partnership Agreement of Encore Venture Partners II (Texas), L.P., dated as of March 21, 2000, among GP-Encore, Inc. (formerly, Encore I, Inc.), Encore II, Inc., EVP Capital, L.P. (formerly, Encore Capital (Texas), L.P.) and Richard Beckwitt (30)(41)

10.24
Agreement for Termination of, and Withdrawal from, Partnership, dated as of June 30, 2001, among Encore Venture Partners II (Texas), L.P., EVP Capital, L.P., Encore Management, LLC, Richard Beckwitt, GP-Encore, Inc. and Encore II, Inc. (30)(69)

10.25	Summary of Advisory Arrangement for Richard Beckwitt (30)(70)

10.26
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

10.27
Credit Agreement dated as of August 13, 1999, among CH Mortgage Company I, Ltd., as Borrower; U.S. Bank National Association, Residential Funding Corporation, Hibernia Bank, First Union National Bank, and National City Bank of Kentucky, as Lenders and U.S. Bank National Association, as Agent (44)

Exhibit Number	Exhibit

10.28
Revolving Credit Agreement, dated as of January 31, 2002, among the Registrant, the lenders named therein, and Bank of America, N.A., a national banking association, as Administrative Agent and Letter of Credit Issuer (45)

10.29	Indemnification Agreement by and between the Registrant and James K. Schuler, director (46)

10.30	Employment Agreement by and between the Registrant and James K. Schuler dated October 22, 2001 (30)(47)

10.31
Form of Incentive Stock Option Agreement for replacement incentive stock options granted to former employees of Schuler Homes, Inc. pursuant to the D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated (30)(48)

10.32
Form of Non-Qualified Stock Option Agreement for replacement non-qualified stock options granted to former employees of Schuler Homes, Inc. pursuant to the D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated (30)(49)

10.33	D.R. Horton, Inc. Deferred Compensation Plan, effective as of June 15, 2002 (30)(68)

10.34	Grantor Trust Agreement, dated June 21, 2002 by and between the Registrant and Wachovia Bank, National Association, as trustee (*)

10.35	First Amendment to Credit Agreement, dated as of August 14, 2000, among CH Mortgage Company I, Ltd., as Borrower; U.S. Bank National Association, as agent and Lenders referred to therein (*)

10.36
Second Amendment to Credit Agreement and Second Amendment to Pledge and Security Agreement, dated as of August 10, 2001, among CH Mortgage Company I, Ltd., as Borrower; U.S. Bank National Association, as agent and Lenders referred to therein (*)

10.37	Third Amendment to Credit Agreement, dated as of February 22, 2002, among CH Mortgage Company I, Ltd., as Borrower; U.S. Bank National Association, as agent and Lenders referred to therein (*)

10.38	Fourth Amendment to Credit Agreement, dated as of August 12, 2002, among CH Mortgage Company I, Ltd., as Borrower; U.S. Bank National Association, as agent and Lenders referred to therein (*)

10.39	Fifth Amendment to Credit Agreement, dated as of September 25, 2002, among CH Mortgage Company I, Ltd., as Borrower; U.S. Bank National Association, as agent and Lenders referred to therein (*)

10.40	Sixth Amendment to Credit Agreement, dated as of October 18, 2002, among CH Mortgage Company I, Ltd., as Borrower; U.S. Bank National Association, as agent and Lenders referred to therein (*)

10.41	Loan Agreement, dated July 9, 2002, among CH Funding LLC, Atlantic Asset Securitization Corp., Credit Lyonnais New York Branch and CH Mortgage Company I, Ltd. (*)

10.42
Omnibus Amendment, dated August 26, 2002, to Loan Agreement dated July 9, 2002, among CH Mortgage Company I, Ltd., CH Funding LLC, Atlantic Asset Securitization Corp., Credit Lyonnais New York Branch and U.S. Bank National Association (*)

10.43
Second Omnibus Amendment, dated November 25, 2002, to Loan Agreement dated July 9, 2002, among CH Mortgage Company I, Ltd., CH Funding LLC, Atlantic Asset Securitization Corp., Credit Lyonnais New York Branch and U.S. Bank National Association (*)

21.1	Subsidiaries of D.R. Horton, Inc. (*)

23.1	Consent of Ernst & Young LLP, Fort Worth, Texas (*)

*  Filed herewith

(1)	Incorporated by reference from Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-44279), filed with the Commission on January 15, 1998.

(2)
Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated October 22, 2001, filed with the Commission on October 24, 2001; and Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated November 8, 2001, filed with the Commission on November 8, 2001.

(3)	Incorporated by reference from Exhibit 4.2 to the Registrant’s registration statement (No. 333-76175) on Form S-3, filed with the Commission on April 13, 1999.
(4)	Incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the Commission on February 16, 1999.
(5)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Registration Statement on Form S-3 (No. 333-27521), filed with the Commission on May 21, 1997.
(6)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Form 8-K/A dated June 6, 1997, filed with the Commission on June 9, 1997.
(7)	Incorporated by reference from Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 8, 1997.
(8)	Incorporated by reference from Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with Commission on May 14, 1998.
(9)	Incorporated by reference from Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with Commission on May 14, 1998.
(10)	Incorporated by reference from Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998, filed with the Commission on December 10, 1998.
(11)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 2, 1999, filed with the Commission on February 2, 1999.
(12)	Incorporated by reference from Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the Commission on December 10, 1999.
(13)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 17, 2000.
(14)	Incorporated by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Commission on May 12, 2000.
(15)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 6, 2000.
(16)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 14, 2001.
(17)	Incorporated by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2001.
(18)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 14, 2001.
(19)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 11, 2000.
(20)	Incorporated by reference from Exhibit 4.1(b) to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 11, 2000.
(21)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 8, 2001.
(22)	Incorporated by reference from Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001, filed with the Commission on August 14, 2001.
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

(29)
Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, dated August 13, 2002 and filed with the SEC on August 13, 2002.

(30)	Management contract or compensatory plan arrangement.
(31)
Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, dated August 13, 2002 and filed with the SEC on August 13, 2002.

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

(35)	Incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 6, 1998.
(36)	Incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 6, 1998.
(37)	Incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 6, 1998.
(38)	Incorporated by reference from Exhibit A to the Registrant’s Proxy Statement, filed with the Commission on December 10, 1999.
(39)	Incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the commission on May 12, 2000.
(40)	Incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Commission on May 12, 2000.
(41)	Incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Commission on May 12, 2000.
(42)	Reserved.
(43)	Incorporated by reference from Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the Commission on December 10, 1999.
(44)	Incorporated by reference from Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the Commission on December 10, 1999.
(45)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated January 31, 2002, filed with the SEC on February 1, 2002.
(46)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.
(47)	Incorporated herein by reference from Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-73888), filed with the SEC on November 21, 2001.
(48)	Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.
(49)	Incorporated herein by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.
(50)
Incorporated herein by reference from Exhibit 4.4 to Schuler Residential, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. The Commission file number for Schuler Residential, Inc. is 0-19891.

(51)
Incorporated herein by reference from Exhibit 1.07 to Schuler Homes, Inc.’s Registration Statement on Form 8-A filed with the SEC on June 22, 2001. The Commission file number for Schuler Homes, Inc. is 0-32461.

(52)
Incorporated herein by reference from Exhibit 1.08 to Schuler Homes, Inc.’s Registration Statement on Form 8-A filed with the SEC on June 22, 2001. The Commission file number for Schuler Homes, Inc. is 0-32461.

(53)
Incorporated herein by reference from Exhibit 1.09 to Schuler Homes, Inc.’s Registration Statement on Form 8-A filed with the SEC on June 22, 2001. The Commission file number for Schuler Homes, Inc. is 0-32461.

(54)
Incorporated herein by reference from Exhibit 1.10 to Schuler Homes, Inc.’s Registration Statement on Form 8-A filed with the SEC on June 22, 2001. The Commission file number for Schuler Homes, Inc. is 0-32461.

(55)
Incorporsated herein by reference from Exhibit 1.11 to Schuler Homes, Inc.’s Registration Statement on Form 8-A filed with the SEC on June 22, 2001. The Commission file number for Schuler Homes, Inc. is 0-32461.

(56)	Incorporated herein by reference from Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.
(57)	Incorporated herein by reference from Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.
(58)
Incorporated herein by reference from Exhibit 4.8 to Schuler Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. The Commission file number for Schuler Homes, Inc. is 0-32461.

(59)	Incorporated herein by reference from Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.
(60)
Incorporated herein by reference from Exhibit 4.10 to Schuler Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. The Commission file number for Schuler Homes, Inc. is 0-32461.

(61)	Incorporated herein by reference from Exhibit 4.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.
(62)	Incorporated herein by reference from Exhibit 4.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.
(63)	Incorporated herein by reference from Exhibit 4.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.
(64)	Incorporated herein by reference from Exhibit 4.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.
(65)	Incorporated herein by reference from Exhibit 4.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.
(66)	Incorporated herein by reference from Exhibit 4.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.
(67)	Incorporated herein by reference from Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.
(68)
Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, dated August 13, 2002 and filed with the SEC on August 13, 2002.

(69)	Incorporated herein by reference from Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2001.
(70)	Incorporated herein by reference from Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2001.

(b)	The following reports were filed on Form 8-K by the Registrant during the quarter ended September 30, 2002:

On August 13, 2002, the Registrant filed a Current Report on Form 8-K relating to certifications made by the Registrants’s Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002. Also, the Registrant’s Chief Executive Officer and Chief Financial Officer filed therewith, written statements, made under oath, as required by SEC Order 4-460.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 13, 2002	D.R. HORTON, INC

	By	/s/ DONALD J. TOMNITZ
Donald J. Tomnitz, Vice Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD R. HORTON	Chairman of the Board	December 13, 2002
Donald R. Horton

/s/ DONALD J. TOMNITZ Donald J. Tomnitz	Vice Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)	December 13, 2002

/s/ SAMUEL R. FULLER Samuel R. Fuller	Executive Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	December 13, 2002

/s/ BRADLEY S. ANDERSON Bradley S. Anderson	Director	December 13, 2002

/s/ RICHARD BECKWITT Richard Beckwitt	Director	December 13, 2002

/s/ RICHARD I. GALLAND Richard I. Galland	Director	December 13, 2002

/s/ RICHARD L. HORTON Richard L. Horton	Director	December 13, 2002

/s/ TERRILL J. HORTON Terrill J. Horton	Director	December 13, 2002

/s/ FRANCINE I. NEFF Francine I. Neff	Director	December 13, 2002

/s/ JAMES K. SCHULER James K. Schuler	Senior Vice President, Director	December 13, 2002

/s/ SCOTT J. STONE Scott J. Stone	Vice President, Director	December 13, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Donald J. Tomnitz, certify that:

1.	I have reviewed this annual report on Form 10-K of D.R. Horton, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	/s/ Donald J. Tomnitz
DONALD J. TOMNITZ
Vice Chairman, Chief Executive Officer and President

I, Samuel R. Fuller, certify that:

1.	I have reviewed this annual report on Form 10-K of D.R. Horton, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	/s/ Samuel R. Fuller
Samuel R. Fuller
Executive Vice President, Treasurer and Chief Financial Officer

CORPORATE INFORMATION

D.R. Horton, Inc. (the “Company”), one of the largest homebuilders in the United States, constructs and sells high quality single-family homes designed principally for the first-time and move-up home-buyers. Founded in 1978, the Company operates in 20 states and 44 markets, with a geographic presence in the Midwest, Mid-Atlantic, Southeast, Southwest, and Western regions of the United States. The Company builds and sells homes under the trade names D.R. Horton, Arappco, Cambridge, Continental, Dietz Crane, Dobson, Emerald, Melody, Milburn, Regency, Schuler, SGS Communities, Stafford, Torrey, Trimark and Western Pacific.

The Company has historically positioned itself as a custom builder offering homes that typically have more amenities and greater design flexibility than homes offered by volume builders, at prices that are generally more affordable than those charged by local custom builders. In the last five years, the Company has acquired six volume homebuilding companies, which enables the Company to compete across a broader product offering. The Company’s homes generally range in size from 1,000 to 5,000 square feet and range in price from $80,000 to $900,000. For the year ended September 30, 2002, the Company closed 29,761 homes with an average sales price of approximately $219,400.

THE BOARD OF DIRECTORS

Donald R. Horton
Chairman

Donald J. Tomnitz
Vice Chairman,President and
Chief Executive Officer

Samuel R. Fuller
Executive Vice President, Treasurer and
Chief Financial Officer

Bradley S. Anderson
Senior Vice President of CB Richard
Ellis, Inc. (1) (2)

Richard Beckwitt
Principal of EVP Capital, L.P.

Richard I. Galland
Former Chief Executive Officer and
Chairman of Fina, Inc. (1) (2)

Richard L. Horton
Former Vice President—Dallas/Fort Worth
East Division

Terrill J. Horton
Former Vice President—Dallas/Fort Worth
North Division

Francine I. Neff
Former Treasurer of the United States (1) (2)

(1)  Audit Committee Member
(2)  Compensation Committee Member

James K. Schuler
President—West Region

Scott J. Stone
President—Atlanta Division

Transfer Agent and Registrar

American Stock Transfer & Trust Co.
New York, NY
(800) 937-5449

Investor Relations

Stacey H. Dwyer
D.R. Horton, Inc.
1901 Ascension Blvd., Suite 100
Arlington, Texas 76006
(817) 856-8200

Annual Meeting

January 30, 2003

At the Corporate Offices of
D.R. Horton, Inc.
1901 Ascension Blvd., Suite 100
Arlington, Texas 76006

Public Debt Ratings

Senior:
BB+ — Fitch Ratings
BB — Standard & Poors Corporation
Ba1 — Moody’s Investors Service

Senior Subordinated:
BB- — Fitch Ratings
B+ — Standard & Poors Corporation
Ba2 — Moody’s Investors Service