Form 10-Q
period 2002-12-31
HORTON D R INC /DE/
filed 2003-02-14
CIK 882184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the Quarterly Period Ended    December 31, 2002
                                --------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the Transition Period From                     To
                               -------------------    -------------------


Commission file number   1-14122


                             D.R. Horton, Inc.
  ------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              DELAWARE                             75-2386963
  -------------------------------     ------------------------------------
  (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)

   1901 Ascension Blvd., Suite 100, Arlington, Texas            76006
  ------------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

                             (817) 856-8200
  ------------------------------------------------------------------------
          (Registrant's telephone number, including area code)


  ------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                         if changed since last report)

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes  X   No
                                 -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common stock, $.01 par value -- 146,579,465 shares as of February 10, 2003
                                  -------------

                         This report contains 31 pages.

                                      INDEX

                                D.R. HORTON, INC.




PART I.         FINANCIAL INFORMATION.                                           Page
-------         ----------------------                                           ----

ITEM 1.         Financial Statements.
                Consolidated Balance Sheets-- December 31, 2002 and
                     September 30, 2002.                                            3
                Consolidated Statements of Income-- Three Months Ended
                     December 31, 2002 and 2001.                                    4
                Consolidated Statements of Cash Flows-- Three Months Ended
                     December 31, 2002 and 2001.                                    5
                Notes to Consolidated Financial Statements.                      6-15
ITEM 2.         Management's Discussion and Analysis of Results of Operations
                     and Financial Condition.                                   16-22
ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk.        23
ITEM 4.         Controls and Procedures                                            24

PART II.        OTHER INFORMATION.
--------        -----------------
ITEM 2.         Changes in Securities and Use of Proceeds.                         25
ITEM 5.         Other Information                                                  25
ITEM 6.         Exhibits and Reports on Form 8-K.                               25-26

SIGNATURES.                                                                        27
-----------

CERTIFICATIONS.
---------------
                Certification of Chief Executive Officer Pursuant to
                     Section 302 (a) of the Sarbanes-Oxley Act of 2002          28-29

                Certification of Chief Financial Officer Pursuant to
                     Section 302 (a) of the Sarbanes-Oxley Act of 2002          30-31


ITEM 1.  FINANCIAL STATEMENTS

                               D.R. HORTON, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS


                                                                        December 31,   September 30,
                                                                            2002           2002
                                                                        ------------   -------------
                                                                               (In thousands)
                                                                         (Unaudited)
                                     ASSETS
Homebuilding:
Cash .................................................................   $  179,995      $   92,106
Inventories:
  Finished homes and construction in progress ........................    2,178,053       2,035,221
  Residential lots - developed and under development .................    2,391,706       2,297,545
  Land held for development ..........................................       10,740          10,303
                                                                         ----------      ----------
                                                                          4,580,499       4,343,069
Property and equipment (net) .........................................       77,057          71,895
Earnest money deposits and other assets ..............................      376,213         430,415
Excess of cost over net assets acquired ..............................      578,994         579,230
                                                                         ----------      ----------
                                                                          5,792,758       5,516,715
                                                                         ----------      ----------
Financial Services:
Cash .................................................................       14,700          12,238
Mortgage loans held for sale .........................................      431,827         464,088
Other assets .........................................................       19,307          24,486
                                                                         ----------      ----------
                                                                            465,834         500,812
                                                                         ----------      ----------
                                                                         $6,258,592      $6,017,527
                                                                         ==========      ==========

                                  LIABILITIES
Homebuilding:
Accounts payable and other liabilities ...............................   $  814,210      $  834,048
Notes payable ........................................................    2,699,559       2,486,976
                                                                         ----------      ----------
                                                                          3,513,769       3,321,024
                                                                         ----------      ----------

Financial Services:
Accounts payable and other liabilities ...............................       13,791          14,340
Notes payable to financial institutions ..............................      338,336         391,355
                                                                         ----------      ----------
                                                                            352,127         405,695
                                                                         ----------      ----------
                                                                          3,865,896       3,726,719
                                                                         ----------      ----------
Minority interests ...................................................       18,552          20,945
                                                                         ----------      ----------

                              STOCKHOLDERS' EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized,
  no shares issued ...................................................         --              --
Common stock, $.01 par value, 200,000,000 shares authorized,
  146,557,322 shares at December 31, 2002 and 146,505,091 shares at
  September 30, 2002, issued and outstanding .........................        1,466           1,465
Additional capital ...................................................    1,350,266       1,349,630
Unearned compensation ................................................       (3,847)         (4,453)
Retained earnings ....................................................    1,026,259         923,221
                                                                         ----------      ----------
                                                                          2,374,144       2,269,863
                                                                         ----------      ----------
                                                                         $6,258,592      $6,017,527
                                                                         ==========      ==========




          See accompanying notes to consolidated financial statements.

                               D.R. HORTON, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME


                                                                                           Three Months
                                                                                        Ended December  31,
                                                                              -------------------------------------
                                                                                     2002               2001
                                                                              ------------------  -----------------
                                                                              (In thousands, except per share data)
                                                                                            (Unaudited)
Homebuilding:
Revenues
  Home sales ...................................................................   $  1,666,449     $  1,125,738
  Land/lot sales ...............................................................         40,244            9,230
                                                                                   ------------     ------------
                                                                                      1,706,693        1,134,968
                                                                                   ------------     ------------
Cost of sales
  Home sales ...................................................................      1,333,758          898,898
  Land/lot sales ...............................................................         34,782            7,907
                                                                                   ------------     ------------
                                                                                      1,368,540          906,805
                                                                                   ------------     ------------
Gross profit
  Home sales ...................................................................        332,691          226,840
  Land/lot sales ...............................................................          5,462            1,323
                                                                                   ------------     ------------
                                                                                        338,153          228,163

Selling, general and administrative expense ....................................        179,181          118,417
Interest expense ...............................................................            347            1,196
Other (income) expense .........................................................           (205)           2,572
                                                                                   ------------     ------------
                                                                                        158,830          105,978
                                                                                   ------------     ------------
Financial Services:
Revenues .......................................................................         38,241           24,922
General and administrative expense .............................................         22,007           15,123
Interest expense ...............................................................          2,067            1,336
Other (income) .................................................................         (5,928)          (3,044)
                                                                                   ------------     ------------
                                                                                         20,095           11,507
                                                                                   ------------     ------------
  INCOME BEFORE INCOME TAXES ...................................................        178,925          117,485
Provision for income taxes .....................................................         67,097           44,057
                                                                                   ------------     ------------
  NET INCOME ...................................................................   $    111,828     $     73,428
                                                                                   ============     ============

Net income per share:
  Basic ........................................................................   $       0.76     $       0.64
  Diluted ......................................................................   $       0.75     $       0.62
                                                                                   ============     ============

Weighted average number of shares of stock outstanding:
  Basic ........................................................................        146,523          115,442
  Diluted ......................................................................        148,503          117,506
                                                                                   ============     ============

Cash dividends per share .......................................................   $       0.06     $       0.05
                                                                                   ============     ============



          See accompanying notes to consolidated financial statements.

                               D.R. HORTON, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Three Months
                                                                                         Ended December 31,
                                                                                   -----------------------------
                                                                                       2002              2001
                                                                                   -----------      ------------
                                                                                          (In thousands)
                                                                                            (Unaudited)
OPERATING ACTIVITIES
  Net income....................................................................   $   111,828      $    73,428
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
  Depreciation and amortization.................................................         9,004            5,317
  Amortization of debt premiums and fees........................................         1,744            2,272
  Changes in operating assets and liabilities:
   Increase in inventories......................................................      (231,760)        (171,947)
   (Increase) decrease in earnest money deposits and other assets...............        59,111           (7,331)
   (Increase) decrease in mortgage loans held for sale..........................        32,261          (11,040)
   Decrease in accounts payable and other liabilities...........................       (22,673)         (56,462)
                                                                                   ------------     ------------

NET CASH USED IN OPERATING ACTIVITIES...........................................       (40,485)        (165,763)
                                                                                   ------------     ------------

INVESTING ACTIVITIES
  Net purchases of property and equipment.......................................       (13,229)          (7,036)
  Distributions from venture capital entities...................................           --               500
                                                                                   ------------     ------------

NET CASH USED IN INVESTING ACTIVITIES...........................................       (13,229)          (6,536)
                                                                                   ------------     ------------

FINANCING ACTIVITIES
  Proceeds from notes payable...................................................       538,876          450,000
  Issuance of senior notes payable..............................................       214,206              --
  Repayment of notes payable....................................................      (600,757)        (484,662)
  Proceeds from stock associated with certain employee benefit plans............           530            3,506
  Payment of cash dividends.....................................................        (8,790)          (3,845)
                                                                                   ------------     ------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.............................       144,065          (35,001)
                                                                                   ------------     ------------

(DECREASE) INCREASE IN CASH.....................................................        90,351         (207,300)
  Cash at beginning of period...................................................       104,344          239,280
                                                                                   ------------     ------------
  Cash at end of period.........................................................   $   194,695      $    31,980
                                                                                   ============     ============







          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                December 31, 2002


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and its subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

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

NOTE B - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of Opinion No. 28 are effective for interim periods beginning after December 15, 2002. The Company will adopt this standard for the second quarter of fiscal year 2003. Unless the Company elects to adopt the fair value recognition provisions of SFAS No. 123, adoption of SFAS No. 148 will only require expanded disclosure to include the effect of stock-based compensation in interim reporting.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 provides guidance for the financial accounting and reporting of certain variable interest entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain business entities that either have equity investors with no voting rights or have equity investors that do not provide sufficient financial resources for the entities to support their activities. The Interpretation requires consolidation of such entities by any company that is subject to a majority of the risk of loss from the entities' activities or is entitled to receive a majority of the entities' residual returns or both. Furthermore, disclosures about significant variable interest entities are required even if the company is not required to consolidate them. The Interpretation applies to all variable interest entities created after January 31, 2003, and the consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements filed after January 31, 2003. The Company has reviewed all of its unconsolidated business relationships and believes that it has no significant investments in variable interest entities at December 31, 2002. Moreover, the Company believes that full adoption of Interpretation No. 46 as required in fiscal 2003 will not have a material effect on its financial position, results of operations or cash flows.

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                December 31, 2002


NOTE C - SEGMENT INFORMATION

The Company's financial reporting segments consist of homebuilding and financial services. The Company's homebuilding operations comprise the most substantial part of its business, with approximately 98% of consolidated revenues for the three months ended December 31, 2002 and 2001. The homebuilding reporting segment is comprised of the aggregate of the Company's regional homebuilding operating segments and generates the majority of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

Effective with its fiscal year beginning October 1, 2002, the Company's wholly-owned mortgage subsidiary is required by Statement of Position 01-6 (SOP 01-6), of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, to disclose the minimum net worth requirements by regulatory agencies, secondary market investors and states in which it conducts business. Currently, the largest of these minimum net worth requirements is $1.0 million, which is insignificant compared to the $35 million minimum net worth required by the mortgage subsidiary's warehouse credit line. At December 31, 2002, the mortgage subsidiary's total equity was $99.7 million.

NOTE D - EARNINGS PER SHARE

Basic earnings per share for the three months ended December 31, 2002 and 2001 is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding.

The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings per share (in thousands):

                                                           Three Months Ended
                                                              December 31,
                                                            2002         2001
                                                         ----------   ----------
Denominator:
  Denominator for basic earnings per share--
   weighted average shares ...........................      146,523      115,442
Effect of dilutive securities:
  Employee stock options .............................        1,980        2,064
                                                         ----------   ----------
  Denominator for diluted earnings per share--
   adjusted weighted average shares ..................      148,503      117,506
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

Options to purchase 2,714,000 shares of common stock at various prices were outstanding during the three months ended December 31, 2002, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive. All options outstanding during the three months ended December 31, 2001 were included in the computation of diluted earnings per share.

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                December 31, 2002


NOTE E - DEBT

The Company's notes payable consist of the following (in thousands):


                                                                December 31, September 30,
                                                                    2002         2002
                                                                -----------  ------------
Homebuilding:
 Unsecured:
  Revolving credit facility due 2006 .........................   $     --     $     --
  8 3/8% Senior notes due 2004, net ..........................      149,438      149,339
  10 1/2% Senior notes due 2005, net .........................      199,591      199,559
  10% Senior notes due 2006, net .............................      147,853      147,802
  7 1/2% Senior notes due 2007, net ..........................      215,000         --
  9% Senior notes due 2008, net ..............................      102,291      102,427
  8% Senior notes due 2009, net ..............................      383,486      383,438
  9 3/8% Senior notes due 2009, net ..........................      245,502      246,057
  9 3/4% Senior subordinated notes due 2010, net .............      149,015      148,994
  9 3/8% Senior subordinated notes due 2011, net .............      199,715      199,710
  7 7/8% Senior notes due 2011, net ..........................      198,468      198,437
  10 1/2% Senior subordinated notes due 2011, net ............      152,895      153,284
  8 1/2% Senior notes due 2012, net ..........................      248,030      247,995
  Zero coupon convertible senior notes due 2021, net .........       10,852      209,144
 Other secured ...............................................       97,423      100,790
                                                                 ----------   ----------
                                                                 $2,699,559   $2,486,976
                                                                 ==========   ==========

Financial Services:
 Mortgage warehouse facility due 2003 ........................   $  138,336   $  242,355
 Commercial paper conduit facility due 2005 ..................      200,000      149,000
                                                                 ----------   ----------
                                                                 $  338,336   $  391,355
                                                                 ==========   ==========


Homebuilding:

The Company has an $805 million unsecured revolving credit facility, including $125 million which may be used for letters of credit. The facility matures in January 2006, and is guaranteed by substantially all of the Company's subsidiaries other than its financial services subsidiaries. Borrowings bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company's ratio of debt to tangible net worth. The interest rate applicable to the revolving credit facility at December 31, 2002 was 3.0%. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees.

The revolving credit facility and the indentures related to the Company's Senior and Senior Subordinated Notes contain covenants which, taken together, limit amounts of debt that may be incurred, investments in inventory, stock repurchases, cash dividends and other restricted payments, asset dispositions and creation of liens, and require certain levels of tangible net worth. At December 31, 2002, these covenants limit the additional homebuilding debt the Company could incur to $1,195.5 million, which included $688.9 million available under the revolving credit facility.

On December 3, 2002, the Company issued $215 million principal amount of 7 1/2% Senior Notes. The notes, which are due December 1, 2007, with interest payable semi-annually, represent unsecured obligations of the Company. The Company may redeem up to 35% of the amount originally issued with the proceeds of public offerings at a redemption price equal to 107.5% of the principal amount through December 1, 2005, plus accrued interest. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs, is 7.6%.

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                December 31, 2002


Financial Services:

The Company's mortgage subsidiary has a $190 million, one-year mortgage warehouse line payable to financial institutions, maturing August 12, 2003, at the 30-day LIBOR rate plus a fixed premium. The Company's mortgage subsidiary also has a $200 million commercial paper conduit credit facility which expires in July 2005, the terms of which are renewable annually by the sponsoring bank. The current total borrowing capacity of our mortgage subsidiary under these two credit facilities is $390 million. These two credit facilities are secured by mortgage loans held for sale and are not guaranteed by D.R. Horton, Inc. or any of the guarantors of the Senior and Senior Subordinated Notes. The interest rates of the mortgage warehouse line payable at December 31, 2002 and 2001 were 2.5% and 2.9%, respectively. The interest rate on the commercial paper conduit facility at December 31, 2002 was 2.0%.

NOTE F - INTEREST

The  Company   capitalizes   interest  during   development  and   construction.
Capitalized interest is charged to cost of sales as the related inventory is delivered to the home buyer. Homebuilding interest costs are (in thousands):

                                                          Three Months Ended
                                                             December 31,
                                                       ------------------------
                                                           2002         2001
                                                       -----------  -----------

Capitalized interest, beginning of period ..........   $  153,536   $   96,910
Interest incurred - homebuilding ...................       56,735       36,712
Interest expensed:
  Directly - homebuilding ..........................         (347)      (1,196)
  Amortized to cost of sales .......................      (39,519)     (22,300)
                                                       -----------  -----------
Capitalized interest, end of period ................   $  170,405   $  110,126
                                                       ===========  ===========

NOTE G - WARRANTY

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which is effective as to disclosure requirements for all financial statements for periods ending after December 15, 2002. With respect to the product warranty disclosure requirements contained therein, the Company provides its home buyers a one-year comprehensive limited warranty for all parts and labor and a ten-year limited warranty for major construction defects. Since the Company subcontracts its homebuilding work to subcontractors who provide it with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty reserves have been established by charging cost of sales and crediting a warranty liability for each home delivered. The amounts charged are estimated by management to be adequate to cover expected warranty- related costs under all unexpired warranty obligation periods. The Company's warranty cost accruals are based upon historical warranty cost experience in each market in which it operates and are adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built.

Changes in the Company's warranty liability are as follows (in thousands):


                                                       Three Months Ended
                                                        December 31, 2002
                                                       ------------------
Warranty liability, beginning of period .............      $   39,471
Warranties issued ...................................           8,197
Settlements made ....................................          (5,319)
                                                           ----------
Warranty liability, end of period ...................      $   42,349
                                                           ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                December 31, 2002


NOTE H - SUMMARIZED FINANCIAL INFORMATION

The 7 1/2%,  7 7/8%,  8%, 8 3/8%,  8 1/2%,  9%, 9 3/8%,  10% and 10 1/2%  Senior
Notes, the 9 3/8%, 9 3/4% and 10 1/2% Senior Subordinated Notes, and the Zero Coupon Convertible Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's direct and indirect subsidiaries (Guarantor Subsidiaries), other than financial services subsidiaries and certain other inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

                                                   Consolidating Balance Sheet
                                                        December 31, 2002

                                                                                    Non-Guarantor
                                                                                     Subsidiaries
                                                                               -----------------------
                                                       D.R.       Guarantor     Financial              Intercompany
                                                   Horton, Inc.  Subsidiaries   Services      Other    Eliminations     Total
                                                  ------------- -------------  ----------- ----------- ------------- ------------
                                                                                       (In thousands)
                 ASSETS
Homebuilding:
 Cash .............................................  $      --    $   170,302   $      --    $   9,693  $       --     $   179,995
 Advances to/investments in unconsolidated
  subsidiaries ....................................    4,447,512      628,797          --         --      (5,076,309)         --
 Inventories ......................................      740,104    3,750,581          --       90,135          (321)    4,580,499
 Property and equipment (net) .....................       11,531       59,079          --        6,447          --          77,057
 Earnest money deposits and other assets ..........      153,681      218,016          --        7,234        (2,718)      376,213
 Excess of cost over net assets acquired ..........         --        578,994          --         --            --         578,994
                                                     -----------  -----------   -----------  ---------  ------------   -----------
                                                       5,352,828    5,405,769          --      113,509    (5,079,348)    5,792,758
                                                     -----------  -----------   -----------  ---------  ------------   -----------
Financial services:
 Cash .............................................         --           --          14,700       --            --          14,700
 Mortgage loans held for sale .....................         --           --         431,827       --            --         431,827
 Other assets .....................................         --           --          19,307       --            --          19,307
                                                     -----------  -----------   -----------  ---------  ------------   -----------
                                                            --           --         465,834       --            --         465,834
                                                     -----------  -----------   -----------  ---------  ------------   -----------
 Total Assets .....................................  $ 5,352,828  $ 5,405,769   $   465,834  $ 113,509  $ (5,079,348)  $ 6,258,592
                                                     ===========  ===========   ===========  =========  ============   ===========

           LIABILITIES & EQUITY
Homebuilding:
 Accounts payable and other liabilities ...........  $   345,368  $   461,208   $      --    $   7,651  $        (17)  $   814,210
 Advances from parent/unconsolidated subsidiaries .         --      3,374,624          --       50,100    (3,424,724)         --
 Notes payable ....................................    2,633,316       29,445          --       39,499        (2,701)    2,699,559
                                                     -----------  -----------   -----------  ---------  ------------   -----------
                                                       2,978,684    3,865,277          --       97,250    (3,427,442)    3,513,769
                                                     -----------  -----------   -----------  ---------  ------------   -----------
Financial services:
 Accounts payable and other liabilities ...........         --           --          13,791       --            --          13,791
 Advances from parent/unconsolidated subsidiaries .         --           --          14,642       --         (14,642)         --
 Notes payable ....................................         --           --         338,336       --            --         338,336
                                                     -----------  -----------   -----------  ---------  ------------   -----------
                                                            --           --         366,769       --         (14,642)      352,127
                                                     -----------  -----------   -----------  ---------  ------------   -----------
 Total Liabilities ................................    2,978,684    3,865,277       366,769     97,250    (3,442,084)    3,865,896
                                                     -----------  -----------   -----------  ---------  ------------   -----------

 Minority interests ...............................         --           --              24     18,528          --          18,552
                                                     -----------  -----------   -----------  ---------  ------------   -----------

 Common stock .....................................        1,466           45             6      6,155        (6,206)        1,466
 Additional capital ...............................    1,350,266      355,534         2,886     24,191      (382,611)    1,350,266
 Unearned compensation ............................       (3,847)        --            --         --            --          (3,847)
 Retained earnings ................................    1,026,259    1,184,913        96,149    (32,615)   (1,248,447)    1,026,259
                                                     -----------  -----------   -----------  ---------  ------------   -----------
                                                       2,374,144    1,540,492        99,041     (2,269)   (1,637,264)    2,374,144
                                                     -----------  -----------   -----------  ---------  ------------   -----------
 Total Liabilities & Equity .......................  $ 5,352,828  $ 5,405,769   $   465,834  $ 113,509  $ (5,079,348)  $ 6,258,592
                                                     ===========  ===========   ===========  =========  ============   ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                December 31, 2002

NOTE H - SUMMARIZED FINANCIAL INFORMATION - (Continued)



                                                   Consolidating Balance Sheet
                                                       September 30, 2002

                                                                                     Non-Guarantor
                                                                                     Subsidiaries
                                                                                ----------------------
                                                         D.R.      Guarantor     Financial              Intercompany
                                                     Horton, Inc. Subsidiaries   Services      Other    Eliminations      Total
                                                    ------------- ------------  -----------  ---------  ------------   -----------
                                                                                       (In thousands)
                          ASSETS
Homebuilding:
 Cash .............................................  $      --    $    80,273   $      --    $  11,833  $       --     $    92,106
 Advances to/investments in unconsolidated
  subsidiaries ....................................    4,126,233      260,725          --           68    (4,387,026)         --
 Inventories ......................................      689,111    3,566,280          --       88,048          (370)    4,343,069
 Property and equipment (net) .....................       10,826       55,424          --        5,645          --          71,895
 Earnest money deposits and other assets ..........      209,990      212,685          --       12,408        (4,668)      430,415
 Excess of cost over net assets acquired ..........         --        579,230          --         --            --         579,230
                                                     -----------  -----------   -----------  ---------  ------------   -----------
                                                       5,036,160    4,754,617          --      118,002    (4,392,064)    5,516,715
                                                     -----------  -----------   -----------  ---------  ------------   -----------

Financial services:
 Cash .............................................         --           --          12,238       --            --          12,238
 Mortgage loans held for sale .....................         --           --         464,088       --            --         464,088
 Other assets .....................................         --           --          24,486       --            --          24,486
                                                     -----------  -----------   -----------  ---------  ------------   -----------
                                                            --           --         500,812       --            --         500,812
                                                     -----------  -----------   -----------  ---------  ------------   -----------
 Total Assets .....................................  $ 5,036,160  $ 4,754,617   $   500,812  $ 118,002  $ (4,392,064)  $ 6,017,527
                                                     ===========  ===========   ===========  =========  ============   ===========

                   LIABILITIES & EQUITY
Homebuilding:
 Accounts payable and other liabilities ...........  $   341,405  $   483,252   $      --    $   9,415  $        (24)  $   834,048
 Advances from parent/unconsolidated subsidiaries .         --      3,019,521          --       50,370    (3,069,891)         --
 Notes payable ....................................    2,424,892       30,491          --       36,237        (4,644)    2,486,976
                                                     -----------  -----------   -----------  ---------  ------------   -----------
                                                       2,766,297    3,533,264          --       96,022    (3,074,559)    3,321,024
                                                     -----------  -----------   -----------  ---------  ------------   -----------
Financial services:
 Accounts payable and other liabilities ...........         --           --          14,340       --            --          14,340
 Advances from parent/unconsolidated subsidiaries .         --           --          25,386       --         (25,386)         --
 Notes payable ....................................         --           --         391,355       --            --         391,355
                                                     -----------  -----------   -----------  ---------  ------------   -----------
                                                            --           --         431,081       --         (25,386)      405,695
                                                     -----------  -----------   -----------  ---------  ------------   -----------
 Total Liabilities ................................    2,766,297    3,533,264       431,081     96,022    (3,099,945)    3,726,719
                                                     -----------  -----------   -----------  ---------  ------------   -----------

 Minority interests ...............................         --           --              26     20,919          --          20,945
                                                     -----------  -----------   -----------  ---------  ------------   -----------

 Common stock .....................................        1,465           45             6      6,155        (6,206)        1,465
 Additional capital ...............................    1,349,630      350,347         2,885     29,379      (382,611)    1,349,630
 Unearned compensation ............................       (4,453)        --            --         --            --          (4,453)
 Retained earnings ................................      923,221      870,961        66,814    (34,473)     (903,302)      923,221
                                                     -----------  -----------   -----------  ---------  ------------   -----------
                                                       2,269,863    1,221,353        69,705      1,061    (1,292,119)    2,269,863
                                                     -----------  -----------   -----------  ---------  ------------   -----------
 Total Liabilities & Equity .......................  $ 5,036,160  $ 4,754,617   $   500,812  $ 118,002  $ (4,392,064)  $ 6,017,527
                                                     ===========  ===========   ===========  =========  ============   ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                December 31, 2002

NOTE H - SUMMARIZED FINANCIAL INFORMATION - (Continued)


                                        Consolidating Statement of Income
                                      Three Months Ended December 31, 2002

                                                                                    Non-Guarantor
                                                                                     Subsidiaries
                                                                                 --------------------
                                                          D.R.      Guarantor    Financial            Intercompany
                                                      Horton, Inc. Subsidiaries  Services    Other    Eliminations    Total
                                                      ------------ ------------  ---------  --------- ------------ -----------
                                                                                 (In thousands)
Homebuilding:
 Revenues:
  Home sales ......................................   $   196,885  $  1,446,988  $    --    $  22,576  $      --   $ 1,666,449
  Land/lot sales ..................................         3,265        36,979       --         --           --        40,244
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                          200,150     1,483,967       --       22,576         --     1,706,693
                                                      -----------  ------------  ---------  ---------  ----------- -----------
 Cost of sales:
  Home sales ......................................       148,316     1,168,709       --       16,836         (103)  1,333,758
  Land/lot sales ..................................         3,349        31,433       --         --           --        34,782
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                          151,665     1,200,142       --       16,836         (103)  1,368,540
                                                      -----------  ------------  ---------  ---------  ----------- -----------
 Gross profit:
  Home sales ......................................        48,569       278,279       --        5,740          103     332,691
  Land/lot sales ..................................           (84)        5,546       --         --           --         5,462
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                           48,485       283,825       --        5,740          103     338,153

 Selling, general and administrative expense ......        44,483       129,288       --        2,844        2,566     179,181
 Interest expense .................................          --              17       --          330         --           347
 Other expense (income) ...........................      (174,923)       (1,813)      --          504      176,027        (205)
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                          178,925       156,333       --        2,062     (178,490)    158,830
                                                      -----------  ------------  ---------  ---------  ----------- -----------
Financial services:
 Revenues .........................................          --            --       38,241       --           --        38,241
 General and administrative expense ...............          --            --       24,573       --         (2,566)     22,007
 Interest expense .................................          --            --        2,067       --           --         2,067
 Other (income) ...................................          --            --       (5,928)      --           --        (5,928)
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                             --            --       17,529       --          2,566      20,095
                                                      -----------  ------------  ---------  ---------  ----------- -----------
 Income before income taxes .......................       178,925       156,333     17,529      2,062     (175,924)    178,925
 Provision for income taxes .......................        67,097        58,625      6,573        773      (65,971)     67,097
                                                      -----------  ------------  ---------  ---------  ----------- -----------
 Net income .......................................   $   111,828  $     97,708  $  10,956  $   1,289  $ (109,953) $   111,828
                                                      ===========  ============  =========  =========  =========== ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                December 31, 2002

NOTE H - SUMMARIZED FINANCIAL INFORMATION - (Continued)



                                        Consolidating Statement of Income
                                      Three Months Ended December 31, 2001

                                                                                     Non-Guarantor
                                                                                     Subsidiaries
                                                                                 --------------------
                                                          D.R.       Guarantor    Financial            Intercompany
                                                      Horton, Inc. Subsidiaries   Services    Other    Eliminations    Total
                                                      ------------ ------------  ---------- ---------  ------------ -----------
                                                                                      (In thousands)
Homebuilding:
 Revenues:
  Home sales ......................................   $   179,037  $    938,245  $    --    $   8,456  $      --    $ 1,125,738
  Land/lot sales ..................................           661         8,569       --         --           --          9,230
                                                      -----------  ------------  ---------  ---------  -----------  -----------
                                                          179,698       946,814       --        8,456         --      1,134,968
                                                      -----------  ------------  ---------  ---------  -----------  -----------
 Cost of sales:
  Home sales ......................................       144,418       748,191       --        6,465         (176)     898,898
  Land/lot sales ..................................           759         7,148       --         --           --          7,907
                                                      -----------  ------------  ---------  ---------  -----------  -----------
                                                          145,177       755,339       --        6,465         (176)     906,805
                                                      -----------  ------------  ---------  ---------  -----------  -----------
 Gross profit:
  Home sales ......................................        34,619       190,054       --        1,991          176      226,840
  Land/lot sales ..................................           (98)        1,421       --         --           --          1,323
                                                      -----------  ------------  ---------  ---------  -----------  -----------
                                                           34,521       191,475       --        1,991          176      228,163

 Selling, general and administrative expense ......        30,596        84,941       --        1,295        1,585      118,417
 Interest expense .................................         1,038           157       --           11          (10)       1,196
 Other expense (income) ...........................      (114,598)         (807)      --        4,791      113,186        2,572
                                                      -----------  ------------  ---------  ---------  -----------  -----------
                                                          117,485       107,184       --       (4,106)    (114,585)     105,978
                                                      -----------  ------------  ---------  ---------  -----------  -----------

Financial services:
 Revenues .........................................          --            --       24,922       --           --         24,922
 General and administrative expense ...............          --            --       16,708       --         (1,585)      15,123
 Interest expense .................................          --            --        1,336       --           --          1,336
 Other (income) ...................................          --            --       (3,044)      --           --         (3,044)
                                                      -----------  ------------  ---------  ---------  -----------  -----------
                                                             --            --        9,922       --          1,585       11,507
                                                      -----------  ------------  ---------  ---------  -----------  -----------
 Income before income taxes .......................       117,485       107,184      9,922     (4,106)    (113,000)     117,485
 Provision for income taxes .......................        44,057        40,194      3,721     (1,540)     (42,375)      44,057
                                                      -----------  ------------  ---------  ---------  -----------  -----------
 Net income .......................................   $    73,428  $     66,990  $   6,201  $  (2,566) $   (70,625) $    73,428
                                                      ===========  ============  =========  =========  ===========  ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                December 31, 2002

NOTE H - SUMMARIZED FINANCIAL INFORMATION - (Continued)



                                      Consolidating Statement of Cash Flows
                                      Three Months Ended December 31, 2002

                                                                                       Non-Guarantor
                                                                                       Subsidiaries
                                                                                    ------------------
                                                             D.R.      Guarantor    Financial           Intercompany
                                                         Horton, Inc. Subsidiaries  Services    Other   Eliminations      Total
                                                         ------------ ------------  --------- --------  ------------   ----------
                                                                                      (In thousands)
OPERATING ACTIVITIES
 Net income ..........................................   $   111,828  $    97,708  $  10,956  $  1,289  $  (109,953)   $  111,828
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization ......................         1,250        6,922        420       412         --           9,004
  Amortization of debt premiums and fees .............         1,744         --         --        --           --           1,744
  Changes in operating assets and liabilities:
   Increase in inventories ...........................       (49,304)    (180,320)      --      (2,087)         (49)     (231,760)
   (Increase) decrease in earnest money
    deposits and other assets ........................        56,963       (6,228)     5,152     5,174       (1,950)       59,111
   Decrease in mortgage loans held for sale ..........          --           --       32,261      --           --          32,261
   Increase (decrease) in accounts payable
    and other liabilities ............................         4,070      (22,044)      (551)   (4,155)           7       (22,673)
                                                         -----------  -----------  ---------  --------  -----------    ----------
 Net cash provided by (used in) operating
  activities .........................................       126,551     (103,962)    48,238       633     (111,945)      (40,485)
                                                         -----------  -----------  ---------  --------  -----------    ----------
INVESTING ACTIVITIES
 Net purchases of property and equipment .............        (1,349)     (10,273)      (393)   (1,214)        --         (13,229)
                                                         -----------  -----------  ---------  --------  -----------    ----------

 Net cash used in investing activities ...............        (1,349)     (10,273)      (393)   (1,214)        --         (13,229)
                                                         -----------  -----------  ---------  --------  -----------    ----------
FINANCING ACTIVITIES
 Net change in notes payable .........................       204,336       (4,198)   (53,019)    5,206         --         152,325
 Increase (decrease) in intercompany payables ........      (321,278)     208,462      7,636    (6,765)     111,945          --
 Proceeds from stock associated with certain
  employee benefit plans .............................           530         --         --        --           --             530
 Cash dividends/distributions paid ...................        (8,790)        --         --        --           --          (8,790)
                                                         -----------  -----------  ---------  --------  -----------    ----------
 Net cash provided by (used in) financing
  activities .........................................      (125,202)     204,264    (45,383)   (1,559)     111,945       144,065
                                                         -----------  -----------  ---------  --------  -----------    ----------
Increase (decrease) in cash ..........................          --         90,029      2,462    (2,140)        --          90,351
Cash at beginning of period ..........................          --         80,273     12,238    11,833         --         104,344
                                                         -----------  -----------  ---------  --------  -----------    ----------
Cash at end of period ................................   $      --    $   170,302  $  14,700  $  9,693  $      --      $  194,695
                                                         ===========  ===========  =========  ========  ===========    ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                December 31, 2002

NOTE H - SUMMARIZED FINANCIAL INFORMATION - (Continued)



                                      Consolidating Statement of Cash Flows
                                      Three Months Ended December 31, 2001

                                                                                       Non-Guarantor
                                                                                       Subsidiaries
                                                                                   --------------------
                                                             D.R.      Guarantor    Financial           Intercompany
                                                         Horton, Inc. Subsidiaries  Services    Other   Eliminations    Total
                                                         ------------ ------------ ---------- --------- ------------ ----------
                                                                                       (In thousands)
OPERATING ACTIVITIES
 Net income ..........................................   $    73,428  $     66,990 $   6,201  $ (2,566) $   (70,625) $   73,428
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization ......................           631         4,216       347       123         --         5,317
  Amortization of debt premiums and fees .............         2,272          --        --        --           --         2,272
  Changes in operating assets and liabilities:
   (Increase) decrease in inventories ................       (48,505)     (123,889)     --         504          (57)   (171,947)
   (Increase) decrease in earnest money
    deposits and other assets ........................        (3,560)       (3,878)     (533)    4,857       (4,217)     (7,331)
   Increase in mortgage loans held for sale ..........          --            --     (11,040)     --           --       (11,040)
   Increase (decrease) in accounts payable
    and other liabilities ............................       (10,268)      (44,074)   (2,315)      172           23     (56,462)
                                                         -----------  ------------ ---------  --------  -----------  ----------
 Net cash provided by (used in) operating
  activities .........................................        13,998      (100,635)   (7,340)    3,090      (74,876)   (165,763)
                                                         -----------  ------------ ---------  --------  -----------  ----------
INVESTING ACTIVITIES
 Net (purchases) dispositions of property and
  equipment ..........................................        (1,772)       (5,214)     (177)      127         --        (7,036)
 Distributions from venture capital entities .........          --            --        --         500         --           500
                                                         -----------  ------------ ---------  --------  -----------  ----------
 Net cash provided by (used in) investing
  activities .........................................        (1,772)       (5,214)     (177)      627         --        (6,536)
                                                         -----------  ------------ ---------  --------  -----------  ----------
FINANCING ACTIVITIES
 Net change in notes payable .........................        (2,123)       (4,684)  (27,855)   (4,294)       4,294     (34,662)
 Increase (decrease) in intercompany payables ........        (9,764)      (19,540)   38,301       311       (9,308)       --
 Proceeds from stock associated with certain
  employee benefit plans .............................         3,506          --        --        --           --         3,506
 Cash dividends/distributions paid ...................        (3,845)      (79,890)     --        --         79,890      (3,845)
                                                         -----------  ------------ ---------  --------  -----------  ----------
 Net cash provided by (used in) financing
  activities .........................................       (12,226)     (104,114)   10,446    (3,983)      74,876     (35,001)
                                                         -----------  ------------ ---------  --------  -----------  ----------
Increase (decrease) in cash ..........................          --        (209,963)    2,929      (266)        --      (207,300)
Cash at beginning of period ..........................          --         230,481     6,975     1,824         --       239,280
                                                         -----------  ------------ ---------  --------  -----------  ----------
Cash at end of period ................................   $      --    $     20,518 $   9,904  $  1,558  $      --    $   31,980
                                                         ===========  ============ =========  ========  ===========  ==========

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES

We believe that there have been no significant changes to our critical accounting policies during the three months ended December 31, 2002, as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended September 30, 2002.

RESULTS OF OPERATIONS - CONSOLIDATED

We provide homebuilding services in 20 states and 44 markets through our 48 homebuilding divisions. Through our financial services operations, we also provide mortgage banking and title agency services in many of these same markets.

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Consolidated revenues for the three months ended December 31, 2002, increased 50.4%, to $1,744.9 million, from $1,159.9 million for the comparable period of 2001, due to increases in both homebuilding and financial services revenues. Approximately $356.0 million of the increase in homebuilding revenues was attributable to revenues generated by Schuler Homes, acquired in February 2002.

Income before income taxes for the three months ended December 31, 2002, increased 52.3%, to $178.9 million, from $117.5 million for the comparable period of 2001. As a percentage of revenues, income before income taxes for the three months ended December 31, 2002, increased 0.2 percentage point, to 10.3% from 10.1% for the comparable period of 2001, primarily due to the improved results achieved by our financial services operations.

The consolidated provision for income taxes increased 52.3%, to $67.1 million for the three months ended December 31, 2002, from $44.1 million for the same period of 2001, due to the corresponding increase in income before income taxes. The effective income tax rate was 37.5% for both periods.

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables set forth certain operating and financial data for our homebuilding activities:

                                                              Percentages of
                                                          Homebuilding Revenues
                                                         -----------------------
                                                           Three Months Ended
                                                               December 31,
                                                         -----------------------
                                                            2002         2001
                                                         ----------   ----------
Costs and expenses:
 Cost of sales .....................................         80.2%        79.9%
 Selling, general and administrative expense .......         10.5         10.4
 Interest expense ..................................          --           0.1
                                                         ----------   ----------
Total costs and expenses ...........................         90.7         90.4
Other (income) expense .............................          --           0.3
                                                         ----------   ----------
Income before income taxes .........................          9.3%         9.3%
                                                         ==========   ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Homes Closed                               Three Months Ended December 31,
                                      -----------------------------------------
                                             2002                  2001
                                      -------------------   -------------------
                                       Homes                 Homes
                                       Closed    Revenues    Closed    Revenues
                                      --------   --------   --------   --------
                                                  ($'s in millions)
Mid-Atlantic ......................        665   $  134.2        595   $  125.1
Midwest ...........................        426      109.5        463      118.7
Southeast .........................        947      157.3        888      154.9
Southwest .........................      3,080      517.9      2,571      432.6
West ..............................      2,396      747.5      1,174      294.4
                                      --------   --------   --------   --------
                                         7,514   $1,666.4      5,691   $1,125.7
                                      ========   ========   ========   ========

Net New Sales Orders                      Three Months Ended December 31,
                                     -----------------------------------------
                                             2002                  2001
                                     -------------------   -------------------
                                       Homes                 Homes
                                       Sold         $        Sold        $
                                     --------   --------   --------   --------
                                                 ($'s in millions)
Mid-Atlantic .....................        721   $  146.0        628   $  128.1
Midwest ..........................        429      106.9        388       96.9
Southeast ........................        949      169.8        735      118.3
Southwest ........................      2,771      468.9      2,332      379.2
West .............................      2,382      806.9      1,061      298.9
                                     --------   --------   --------   --------
                                        7,252   $1,698.5      5,144   $1,021.4
                                     ========   ========   ========   ========



Sales  Backlog                        December 31, 2002     December 31, 2001
                                     -------------------   -------------------
                                      Homes         $       Homes         $
                                     --------   --------   --------   --------
                                                 ($'s in millions)
Mid-Atlantic .....................      1,309   $  276.6        855   $  193.3
Midwest ..........................        919      235.9        843      241.0
Southeast ........................      1,671      287.3      1,311      216.9
Southwest ........................      4,877      838.7      3,996      684.6
West .............................      3,659    1,218.8      1,711      493.7
                                     --------   --------   --------   --------
                                       12,435   $2,857.3      8,716   $1,829.5
                                     ========   ========   ========   ========



Our market regions consist of the following markets:
  Mid-Atlantic    Charleston, Charlotte, Columbia, Greensboro, Greenville,
                  Hilton Head, Maryland-D.C., Myrtle Beach, New Jersey, Raleigh/
                  Durham and Virginia-D.C.
  Midwest         Chicago and Minneapolis/St. Paul
  Southeast       Atlanta, Birmingham, Fort Myers/Naples, Jacksonville, Miami/
                  West Palm Beach and Orlando
  Southwest       Albuquerque, Austin, Dallas, Fort Worth, Houston, Killeen,
                  Phoenix, San Antonio and Tucson
  West            Colorado Springs, Denver, Fort Collins, Hawaii, Inland Empire
                  (Southern California), Las Vegas, Los Angeles, Oakland, Orange
                  County, Portland, Sacramento, Salt Lake City, San Francisco,
                  San Diego, Seattle/Tacoma and Ventura County


Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Revenues from homebuilding activities increased 50.4%, to $1,706.7 million (7,514 homes closed) for the three months ended December 31, 2002, from $1,135.0 million (5,691 homes closed) for the comparable period of 2001. Revenues from home sales increased in four of our five market regions, with percentage

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


increases ranging from 1.5% in the Southeast region to 153.9% in the West. Home sales revenues declined 7.8% in the Midwest region, primarily due to our decision to abandon the Louisville market in 2002. The increases in both revenues and homes closed were due to strong housing demand throughout the majority of our markets, and the merger with Schuler in February 2002. Excluding Schuler, home sales revenues in the West region, where all of the former Schuler divisions are located, increased 38.2% over the year-ago quarter. On a consolidated basis, in divisions where we operated throughout both periods, home sales revenues increased 17.9%, to $1,325.9 million (6,437 homes closed) for the three months ended December 31, 2002, from $1,124.7 million (5,685 homes closed) for the comparable period of 2001.

The average selling price of homes closed during the three months ended December 31, 2002 was $221,800, up 12.1% from $197,800 for the same period in 2001. The increase in average selling price was primarily due to the Schuler acquisition. Schuler's operations are concentrated on the West Coast and in Hawaii, where average home selling prices are significantly higher than in the rest of the United States.

The value of net new sales orders increased 66.3% to $1,698.5 million (7,252 homes) for the three months ended December 31, 2002, from $1,021.4 million (5,144 homes) for the same period of 2001. The value of net new sales orders increased in all of our five market regions, with percentage increases ranging from 10.2% in the Midwest region to 169.9% in the West region. The increases in both net new sales orders and the value of same were due to strong housing demand throughout the majority of our markets and the merger with Schuler in February 2002. Excluding Schuler, the value of net new sales orders in the West region, where all of the former Schuler divisions are located, increased 19.3% over the year-ago quarter. On a consolidated basis, in markets where we operated throughout both periods, the value of net new sales orders increased 22.2%, to $1,248.1 million (6,004 homes) for the three months ended December 31, 2002, from $1,021.1 million (5,141 homes) for the comparable period of 2001. The average price of a net new sales order in the three months ended December 31, 2002 was $234,200, up 17.9% from the $198,600 average in the comparable period of 2001. The increase in average selling price was primarily due to the effect of the Schuler acquisition.

At December 31, 2002, the value of our backlog of sales orders was $2,857.3 million (12,435 homes), up 56.2% from $1,829.5 million (8,716 homes) at December 31, 2001. In markets where we operated throughout both periods, the value of our backlog of sales orders increased 23.3%, to $2,255.9 million (10,637 homes), from $1,829.5 million (8,716 homes) at December 31, 2001. The average sales price of homes in sales backlog was $229,800 at December 31, 2002, up 9.5% from the average price of $209,900 at December 31, 2001.

Cost of sales increased by 50.9%, to $1,368.5 million for the three months ended December 31, 2002, from $906.8 million for the comparable period of 2001. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues increased
0.2 percentage point, to 80.0% for the three months ended December 31, 2002, from 79.8% for the comparable period of 2001. Compared to all of fiscal 2002, cost of home sales as a percentage of home sales revenues in the current quarter decreased by 0.9 percentage point. The majority of costs associated with the sales of inventory acquired in the Schuler acquisition that had lower gross margins as a result of purchase accounting adjustments that increased the acquired inventory to its fair value as of the date of acquisition was recognized in fiscal 2002. A relatively insignificant amount was recognized in the three months ended December 31, 2002, which accounted for the majority of the 0.2 percentage point increase from the year-ago quarter. For the same reason, total homebuilding cost of sales as a percentage of total homebuilding revenues increased 0.3 percentage point, to 80.2% in the three months ended December 31, 2002, from 79.9% in the comparable period of 2001. Compared to all of fiscal 2002, total homebuilding cost of sales as a percentage of homebuilding revenues in the current quarter decreased 1.0 percentage point.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 51.3%, to $179.2 million in the three months ended December 31, 2002, from $118.4 million in the comparable period of 2001. As a percentage of homebuilding revenues, SG&A expenses increased 0.1 percentage point, to 10.5% for the three months ended December 31, 2002, from 10.4% in the comparable period of 2001. The majority of the increase in SG&A expenses and the increase in SG&A expenses as a percentage of homebuilding revenues was attributable to the SG&A expenses incurred by the former Schuler divisions in the current quarter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest expense associated with homebuilding activities decreased 71.0%, to $0.3 million in the three months ended December 31, 2002, from $1.2 million in the comparable period of 2001. Due to the declining interest rate environment experienced throughout calendar 2002, our total interest costs as a percentage of average interest-bearing debt declined. Also, throughout the three months ended December 31, 2002, inventory under construction or development grew at a more rapid pace than interest-bearing debt. Therefore, virtually all of the total homebuilding interest incurred was capitalized to inventory in the current quarter. During both periods, we expensed the portion of incurred interest and other financing costs which could not be capitalized to inventory. Capitalized interest and other financing costs are included in cost of sales at the time homes are closed.

Other income associated with homebuilding activities was $0.2 million in the three months ended December 31, 2002, compared to other expense of $2.6 million in the comparable period of 2001. The income in the three months ended December 31, 2002 is primarily due to an increase in the fair value of our interest rate swap agreements during the quarter. During the year-ago quarter, the expense was primarily due to write-downs to estimated fair value of the carrying amounts of our investments in start-up and emerging growth companies, offset in part by an increase in the fair value of our interest rate swap agreements during the quarter.

RESULTS OF OPERATIONS - FINANCIAL SERVICES

Financial services include mortgage financing and title insurance agency and closing services, primarily related to purchases of homes we build and sell. We provide mortgage services in Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Nevada, New Mexico, North Carolina, Oregon, South Carolina, Texas, Virginia and Washington. We provide title agency and closing services in Arizona, Florida, Georgia, Maryland, Minnesota, Texas, Virginia and Washington. The following table summarizes financial and other information for our financial services operations:

                                                                Three Months Ended
                                                                    December 31,
                                                                -------------------
                                                                  2002       2001
                                                                --------   --------
                                                                  ($ in thousands)
Number of loans originated..................................       6,228      4,423
                                                                --------   --------
Loan origination fees.......................................    $  6,732   $  4,643
Sale of servicing rights and gains from sale of mortgages...      20,134     13,061
Other revenues..............................................       3,635      1,739
                                                                --------   --------
Total mortgage banking revenues.............................      30,501     19,443
Title policy premiums, net..................................       7,740      5,479
                                                                --------   --------
Total revenues..............................................      38,241     24,922
General and administrative expense..........................      22,007     15,123
Interest expense............................................       2,067      1,336
Interest/other (income).....................................      (5,928)    (3,044)
                                                                --------   --------
Income before income taxes..................................    $ 20,095   $ 11,507
                                                                ========   ========

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Revenues from the financial services segment increased 53.4%, to $38.2 million in the three months ended December 31, 2002, from $24.9 million in the comparable period of 2001. The increase in financial services revenues was due to the rapid expansion of our mortgage loan and title services provided to customers of our homebuilding segment and the effects of the Schuler acquisition. General and administrative expenses associated with financial services increased 45.5%, to $22.0 million in the three months ended December 31, 2002, from $15.1 million in the comparable period of 2001. As a percentage of financial services revenues, general and administrative expenses decreased
3.2 percentage points, to 57.5% in the three months ended December 31, 2002, from 60.7% in the comparable period in 2001, due primarily to efficiencies realized with the increase in revenues generated in markets entered in 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, we had available cash and cash equivalents of $194.7 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land), at December 31, 2002, had increased by $237.4 million since September 30, 2002, due to a general increase in business activity and the expansion of operations in our market areas. The inventory increase was financed largely by issuing senior notes and by retaining earnings. Our revolving credit facility had no amounts outstanding at either December 31, 2002 or September 30, 2002. Our ratio of homebuilding notes payable (net of cash) to total capital at December 31, 2002, increased 0.2 percentage point, to 51.5% from 51.3% at September 30, 2002. The stockholders' equity to total assets ratio increased 0.2 percentage point, to 37.9% at December 31, 2002, from 37.7% at September 30, 2002.

We have an $805 million, unsecured revolving credit facility, including $125 million which may be used for letters of credit. The facility matures in January 2006, and is guaranteed by substantially all of our wholly-owned subsidiaries other than those that make up our financial services segment. At December 31, 2002, we had outstanding homebuilding debt of $2,699.6 million. Under the debt covenants associated with the revolving credit facility, our additional borrowing  capacity  under it is limited to the lesser of the unused  portion of the facility, $688.9 million at December 31, 2002, or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the sum of our senior debt and the amount drawn under our revolving credit facility may not exceed certain percentages of the various categories of our unencumbered inventory. At December 31, 2002, the borrowing base arrangement would have limited our additional borrowing capacity from any source to $1,195.5 million. At December 31, 2002, we were in compliance with all of the covenants, limitations and restrictions that form a part of our public debt obligations and our bank revolving credit facility. We have entered into multi-year interest rate swap agreements, aggregating a notional amount of $200 million, that have the effect of fixing the interest rate on a portion of the variable rate revolving credit facility at 5.1%.

In the normal course of business, we provide standby letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At December 31, 2002, outstanding standby letters of credit and performance bonds, the majority of which mature in less than one year, were $128.2 million and $1,050.8 million, respectively.

At December 31, 2002, our financial services segment had mortgage loans held for sale of $431.8 million and loan commitments for $285.4 million at fixed rates. We hedge the interest rate risk on these mortgage loans and mortgage loan commitments through the use of best-efforts whole loan delivery commitments, forward sales of mortgage-backed securities and the infrequent purchase of options on financial instruments. We record gains or losses related to such hedging instruments in other income as their market values change. Such gains and losses have not significantly affected our financial services results of operations.

As of December 31, 2002, our financial services segment had a $190 million, one-year mortgage warehouse bank facility that matures on August 12, 2003, and is secured by certain mortgage loans held for sale. The mortgage warehouse facility is not guaranteed by either the parent company or any of the subsidiaries that guarantee our homebuilding debt. At December 31, 2002, $138.3 million had been drawn under the mortgage warehouse facility. Our wholly-owned mortgage company completed a new $100 million mortgage-backed commercial paper conduit facility ("CP conduit facility") in July 2002. The facility was increased to $200 million in November 2002. Although the agreement governing the CP conduit facility expires on July 3, 2005, maintenance of the facility beyond the first (and subsequent) anniversary date(s) must be annually approved by the sponsoring bank. The CP conduit facility is also secured by certain mortgage loans held for sale and is not guaranteed by either the parent company or any of the subsidiaries that guarantee our homebuilding debt. As of December 31, 2002, $200.0 million had been drawn under the CP conduit facility. The mortgage loans pledged to secure the CP conduit facility are used as collateral for mortgage-backed securities sold in the secondary commercial paper markets at rates that are more attractive than those applicable to the mortgage warehouse facility. All mortgage company activities are financed under the mortgage warehouse and CP conduit facilities. Both of the financial services' credit facilities contain financial covenants with which we are in compliance.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Our historical strategy of internal growth and growth by acquisition has required significant amounts of cash. It is anticipated that future home construction, lot and land purchases and acquisitions will be funded through internally generated funds, existing and future credit facilities and the issuance of new debt or equity securities. At December 31, 2002, under currently effective shelf registration statements, we have approximately 15 million shares of common stock issuable to effect, in whole or in part, possible future acquisitions and the capacity to issue new debt or equity securities amounting to $785 million. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets.

On December 3, 2002, we issued $215 million of 7.5% Senior notes due 2007. The net proceeds from this offering were used to repay borrowings under the unsecured revolving credit facility. These notes are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.

On May 11, 2003, the holders of our zero coupon convertible senior notes due 2021 will have an opportunity to require us to purchase their notes for cash at their accreted value of $559.73 per note on that date. If all of the note holders elect to require us to purchase all of their notes, we will be required to purchase notes having a total accreted value of $213.3 million on that date. We believe that a combination of cash resources available from operations and under our revolving bank credit facility will be adequate to meet our obligations associated with any exercise of the rights of our convertible note holders to require us to redeem their notes on May 11, 2003. We also believe that repaying any notes submitted for redemption will not have any significant adverse effects on our financial condition, operations or cash flows, except that we may be required to write off a pro-rata portion of unamortized debt issuance costs that will total approximately $4.8 million on that date.


During the three months ended December 31, 2002, our Board of Directors declared a quarterly cash dividend of $0.06 per common share, which was paid on November 15, 2002 to stockholders of record on November 4, 2002.

Except for ordinary expenditures for the construction of homes and the acquisition of land and lots for development and sale of homes, at December 31, 2002, we had no material commitments for capital expenditures.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT

Certain statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically include words such as "anticipate", "believe", "expect", "estimate", "project", and/or "future". Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may turn out to be inaccurate due to known or unknown risks and uncertainties. As a result, actual results may differ materially from the results discussed in and anticipated by the forward-looking statements. The following risks and uncertainties relevant to our business include factors we believe could adversely affect us. Other factors beyond those listed below could also adversely affect us.

        -  Changes in general economic, real estate and other conditions
        -  Changes in interest rates and the availability of mortgage financing
        -  Governmental regulations and environmental matters
        -  Our substantial leverage
        -  Competitive conditions within the homebuilding industry
        -  The availability of capital
        -  Our ability to effect our growth strategies successfully

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance is contained in our annual report on Form 10-K, which is filed with the Securities and Exchange Commission.

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

Our interest rate swaps were not designated as hedges under Statement of Financial Accounting Standards No. 133 when it was adopted on October 1, 2000. We are exposed to market risk associated with changes in the fair values of the swaps, since any such changes must be reflected in our income statements.

Our financial services segment is exposed to interest rate risk associated with its mortgage loan origination services. Mortgage loans are funded at fixed interest rates before they are committed to specific investors and interest rate lock commitments (IRLC's) are extended to borrowers who have applied for loan funding and who meet certain defined credit and underwriting criteria. Forward sales of mortgage-backed securities are designated as fair value hedges of the risk of changes in the overall fair value of funded loans. Accordingly, changes in the value of the derivative instruments are recognized in current earnings, as are the changes in the value of the funded loans. The effectiveness of the fair value hedge is continuously monitored and any ineffectiveness, which for the three month periods ended December 31, 2002 and 2001, was not significant, is recognized in current earnings. The IRLC's are classified and accounted for as non-designated derivative instruments with gains and losses recorded in current earnings. Interest rate risk associated with IRLC's is managed through the use of best-efforts whole loan delivery commitments, forward sales of mortgage-backed securities and the infrequent purchase of options on financial instruments. These instruments are considered non-designated derivatives and are accounted for at fair market value with gains and losses recorded in current earnings. At December 31, 2002, total forward sales of mortgage backed securities to mitigate interest rate risk related to uncommitted mortgage loans held for sale and IRLC's were approximately $178.0 million, the duration of which was less than nine months.

The following table shows, as of December 31, 2002, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table shows the notional amounts, weighted average interest rates and estimated fair market value of our interest rate swaps.


                               Nine Months
                                 Ended                                                                     Fair
                                Sep. 30,               Year ended September 30,                            market
                                --------  --------------------------------------------------              value at
                                  2003      2004      2005      2006      2007    Thereafter    Total     12/31/02
                                --------  --------  --------  --------  --------  ----------  ---------   ---------
                                                                 ($'s in millions)
Debt:
 Fixed rate .................   $  21.9   $ 167.6   $ 213.5   $ 151.0      --     $ 2,262.7   $ 2,816.7   $ 2,687.8
 Average interest rate ......      7.29%     8.53%    10.63%    10.17%     --          8.09%       8.43%       --
 Variable rate ..............   $ 358.3   $  14.0      --     $   6.1      --          --     $   378.4   $   378.4
 Average interest rate ......      2.30%     4.31%     --        5.25%     --          --          2.43%       --
Interest Rate Swaps:
 Variable to fixed ..........   $ 200.0   $ 200.0   $ 200.0   $ 200.0   $ 200.0   $   200.0        --     $   (22.2)
 Average pay rate ...........      5.10%     5.10%     5.10%     5.10%     5.10%       5.02%       --          --
 Average receive rate .......      90-day LIBOR

ITEM 4.  CONTROLS AND PROCEDURES.

The Company's management has long recognized its responsibilities for developing, implementing and monitoring effective and efficient controls and procedures. As part of those responsibilities, as of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a - 14(c) and Rule 15d - 14(c) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2002. Accordingly, there have been no corrective actions taken as no significant deficiencies or material weaknesses were detected in these controls.

PART II.    OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On December 3, 2002, the Company issued $215,000,000 in principal amount of its 7.5% Senior Notes due 2007 (the "Notes"). The Notes bear interest from December 3, 2002 at 7.5% per annum, payable semi-annually on June 1 and December 1 of each year commencing on June 1, 2003. As part of that issuance, the Company executed the Fifteenth Supplemental Indenture, dated as of December 3, 2002, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, authorizing the Notes.

The Supplemental Indenture, and the Indenture to which it relates (dated June 9, 1997, as supplemented), impose limitations on the ability of the Company and its subsidiaries guaranteeing the Notes to, among other things, incur indebtedness, make "Restricted Payments" (as defined, which includes payments of dividends or other distributions on the Common Stock of the Company), effect certain "Asset Dispositions" (as defined therein), enter into certain transactions with affiliates, merge or consolidate with any person, or transfer all or substantially all of their properties and assets. These limitations are substantially similar to the limitations already existing with respect to the Company's other senior notes, and related indentures and supplemental indentures.

Other information concerning the offering and issuance of the Notes has previously been reported in, and is described in the Company's Prospectus Supplement, dated November 22, 2002 and filed with the Securities and Exchange Commission (the "Commission") on November 27, 2002 pursuant to Rule 424(b)(5), and the Company's current report, on Form 8-K, dated November 22, 2002 and filed with the Commission on December 2, 2002, and dated November 26, 2002 and filed with the Commission on November 26, 2002.


ITEM 5.  OTHER INFORMATION.

On January 30, 2003, the Company's Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock from 200 million to 400 million. This amendment was filed with the Secretary of State of the State of Delaware on February 6, 2003 and also became effective on that date.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


    (a)  Exhibits.
         3.1 Amended and Restated Certificate of Incorporation, as amended, of the Company, effective March 18, 1992, is filed herewith.

         3.1(a) Amendment to Amended and Restated Certificate of Incorporation, as amended, of the Company effective February 6, 2003, is filed herewith.

         3.2 Amended and Restated Bylaws of the Company are incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the Commission on February 16, 1999.

         4.1 Indenture, dated June 9, 1997, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, is incorporated by reference from Exhibit 4.1(a) to the Company's Registration Statement on Form S-3 (No. 333-27521) and filed with the Commission on May 21, 1997.

         4.2 Fifteenth Supplemental Indenture by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 7.5% Senior Notes due 2007 issued by the Company is incorporated by reference from
                  Exhibit 4.1 to the Company's Form 8-K dated November 22, 2002 and filed with the Commission on December 2, 2002.

        10.1 Second Omnibus Amendment, dated November 25, 2002, to Loan Agreement dated July 9, 2002, among CH Mortgage Company I, Ltd., CH Funding LLC, Atlantic Asset Securitization Corp., Credit Lyonnais New York Branch and U.S. Bank National Association is incorporated by reference from Exhibit 10.43 to the Company's Form 10-K dated December 13, 2002 and filed with the Commission on December 13, 2002.



----------------
*Filed herewith.



    (b)  Reports on Form 8-K.

     1. On November 26, 2002, the Company filed a Current Report on Form 8-K (Item 5), dated November 26, 2002, which filed with the Commission unaudited pro forma combined condensed statements of income for the nine months ended June 30, 2002 and the year ended September 30, 2001 reflecting the Company's acquisition of Schuler Homes, Inc. which occurred on February 21, 2002.


    2. On December 2, 2002, the Company filed a Current Report on Form 8-K (Item 5), dated November 22, 2002, which filed with the Commission (i) an Underwriting Agreement, (ii) the form of Fifteenth Supplemental Indenture, (iii) legal opinion, and (iv) statement of computation of ratios or earnings to fixed charges, all relating to the offering and issuance of $215,000,000 of the Company's 7.5% Senior Notes due 2007.


    3. On December 13, 2002, the Company filed a Current Report on Form 8-K (Item 9), dated December 13, 2002, which submitted to the Commission
         Section 906 certifications made by the Chief Executive Officer and Chief Financial Officer of the Company as required by the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                D.R. HORTON, INC.



Date: February 14, 2003     By     /S/  SAMUEL R. FULLER
                              --------------------------------------------------
                              Samuel R. Fuller, on behalf of D.R. Horton, Inc. and as Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002


I, Donald J. Tomnitz, certify that:


1.   I have reviewed this quarterly report on Form 10-Q of D.R. Horton, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date: February 14, 2003                      /S/ DONALD J. TOMNITZ
                                              ------------------------------
                                                  By:  Donald J. Tomnitz
                                              Vice Chairman, Chief Executive
                                                   Officer and President

I, Samuel R. Fuller, certify that:


1.   I have reviewed this quarterly report on Form 10-Q of D.R. Horton, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date: February 14, 2003                       /S/ SAMUEL R. FULLER
                                            -----------------------------------
                                                   By:  Samuel R. Fuller
                                            Executive Vice President, Treasurer
                                                and Chief Financial Officer

Index to Exhibits

         Exhibits.
         3.1 Amended and Restated Certificate of Incorporation, as amended, of the Company, effective March 18, 1992, is filed herewith.

         3.1(a) Amendment to Amended and Restated Certificate of Incorporation, as amended, of the Company effective February 6, 2003, is filed herewith.

         3.2 Amended and Restated Bylaws of the Company are incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the Commission on February 16, 1999.

         4.1 Indenture, dated June 9, 1997, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, is incorporated by reference from Exhibit 4.1(a) to the Company's Registration Statement on Form S-3 (No. 333-27521) and filed with the Commission on May 21, 1997.

         4.2 Fifteenth Supplemental Indenture by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 7.5% Senior Notes due 2007 issued by the Company is incorporated by reference from
                  Exhibit 4.1 to the Company's Form 8-K dated November 22, 2002 and filed with the Commission on December 2, 2002.

        10.1 Second Omnibus Amendment, dated November 25, 2002, to Loan Agreement dated July 9, 2002, among CH Mortgage Company I, Ltd., CH Funding LLC, Atlantic Asset Securitization Corp., Credit Lyonnais New York Branch and U.S. Bank National Association is incorporated by reference from Exhibit 10.43 to the Company's Form 10-K dated December 13, 2002 and filed with the Commission on December 13, 2002.