Form 10-Q/A
period 2002-12-31
HORTON D R INC /DE/
filed 2003-02-18
CIK 882184

FORM 10-Q/A
                               (AMENDMENT NO. 1)

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

   Common stock, $.01 par value -- 146,579,465 shares as of February 10, 2003
                                  -------------

   See "Explanatory Note" regarding this Amended Form 10-Q on the next page.

                         This report contains 31 pages.

     EXPLANATORY NOTE REGARDING FILING THIS AMENDED FORM 10-Q ON FORM 10-Q/A

We are filing this Form 10-Q/A to correct an error contained in our Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003. The error occurred in "Note E - Debt" to the Consolidated Financial Statements on page 8. Although the total amount listed for all notes payable was correct, the amount listed for the "zero coupon convertible senior notes due 2021, net" had a "2" missing. This number should have been $210,852,000 and not $10,852,000. The error occurred during the process of converting the Form 10-Q from text format to Edgar format, and has been corrected in this Form 10-Q/A. This error had no impact on the Consolidated Financial Statements as originally filed in the Form 10-Q on February 14, 2003 because the total amount of the Debt was properly reflected where applicable.



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

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                December 31, 2002


NOTE E - DEBT

The Company's notes payable consist of the following (in thousands):


                                                                December 31, September 30,
                                                                    2002         2002
                                                                -----------  ------------
Homebuilding:
 Unsecured:
  Revolving credit facility due 2006 .........................   $     --     $     --
  8 3/8% Senior notes due 2004, net ..........................      149,438      149,339
  10 1/2% Senior notes due 2005, net .........................      199,591      199,559
  10% Senior notes due 2006, net .............................      147,853      147,802
  7 1/2% Senior notes due 2007, net ..........................      215,000         --
  9% Senior notes due 2008, net ..............................      102,291      102,427
  8% Senior notes due 2009, net ..............................      383,486      383,438
  9 3/8% Senior notes due 2009, net ..........................      245,502      246,057
  9 3/4% Senior subordinated notes due 2010, net .............      149,015      148,994
  9 3/8% Senior subordinated notes due 2011, net .............      199,715      199,710
  7 7/8% Senior notes due 2011, net ..........................      198,468      198,437
  10 1/2% Senior subordinated notes due 2011, net ............      152,895      153,284
  8 1/2% Senior notes due 2012, net ..........................      248,030      247,995
  Zero coupon convertible senior notes due 2021, net .........      210,852      209,144
 Other secured ...............................................       97,423      100,790
                                                                 ----------   ----------
                                                                 $2,699,559   $2,486,976
                                                                 ==========   ==========

Financial Services:
 Mortgage warehouse facility due 2003 ........................   $  138,336   $  242,355
 Commercial paper conduit facility due 2005 ..................      200,000      149,000
                                                                 ----------   ----------
                                                                 $  338,336   $  391,355
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
                                                       ===========  ===========

NOTE G - WARRANTY

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which is effective as to disclosure requirements for all financial statements for periods ending after December 15, 2002. With respect to the product warranty disclosure requirements contained therein, the Company provides its home buyers a one-year comprehensive limited warranty for all parts and labor and a ten-year limited warranty for major construction defects. Since the Company subcontracts its homebuilding work to subcontractors who provide it with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty reserves have been established by charging cost of sales and crediting a warranty liability for each home delivered. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs under all unexpired warranty obligation periods. The Company's warranty cost accruals are based upon historical warranty cost experience in each market in which it operates and are adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built.

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


ITEM 5.  OTHER INFORMATION.

On January 30, 2003, at the Company's Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock from 200 million to 400 million. This amendment was filed with the Secretary of State of the State of Delaware on February 6, 2003 and also became effective on that date.


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


          3. On December 13, 2002, the Company filed a Current Report on Form 8-K (Item 9), dated December 13, 2002, which submitted to the Commission Section 906 certifications made by the Chief Executive Officer and Chief Financial Officer of the Company as required by the Sarbanes- Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                D.R. HORTON, INC.



Date: February 18, 2003     By     /S/  SAMUEL R. FULLER
                              --------------------------------------------------
                              Samuel R. Fuller, on behalf of D.R. Horton, Inc. and as Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002


I, Donald J. Tomnitz, certify that:


1.   I have reviewed this quarterly report on Form 10-Q/A of D.R. Horton, Inc.;


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



     Date: February 18, 2003                      /S/ DONALD J. TOMNITZ
                                              ------------------------------
                                                  By:  Donald J. Tomnitz
                                              Vice Chairman, Chief Executive
                                                   Officer and President

I, Samuel R. Fuller, certify that:


1.   I have reviewed this quarterly report on Form 10-Q/A of D.R. Horton, Inc.;


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



     Date: February 18, 2003                       /S/ SAMUEL R. FULLER
                                            -----------------------------------
                                                   By:  Samuel R. Fuller
                                            Executive Vice President, Treasurer
                                                and Chief Financial Officer

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