Form 10-Q
period 2003-03-31
HORTON D R INC /DE/
filed 2003-05-13
CIK 882184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the Quarterly Period Ended    March 31, 2003
                               ------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the Transition Period From                     To
                               -------------------    -------------------


Commission file number   1-14122


                                D.R. Horton, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      75-2386963
-------------------------------------      ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

   1901 Ascension Blvd., Suite 100, Arlington, Texas             76006
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

                                Yes  X   No
                                   -----    -----


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes  X   No
                                   -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value --      146,915,960     shares as of May  6, 2003
                                --------------------

                         This report contains 37 pages.

                                      INDEX

                                D.R. HORTON, INC.




PART I.     FINANCIAL INFORMATION.                                               Page
-------     ----------------------                                              ------

ITEM 1.     Financial Statements.
            Consolidated Balance Sheets-- March 31, 2003 and September 30, 2002.     3
            Consolidated Statements of Income-- Three Months and Six Months
                Ended March 31, 2003 and 2002.                                       4
            Consolidated Statements of Cash Flows-- Six Months Ended March 31,
                2003 and 2002.                                                       5
            Notes to Consolidated Financial Statements.                           6-18
ITEM 2.     Management's Discussion and Analysis of Results of Operations and
                Financial Condition.                                             19-27
ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk.             28
ITEM 4.     Controls and Procedures.                                                29

PART II.    OTHER INFORMATION.
--------    -----------------
ITEM 2.     Changes in Securities and Use of Proceeds.                              30
ITEM 4.     Submission of Matters to a Vote of Security Holders.                    30
ITEM 5.     Other Information.                                                      31
ITEM 6.     Exhibits and Reports on Form 8-K.                                       32

SIGNATURES.                                                                         33
-----------

CERTIFICATIONS.
---------------
            Certification of Chief Executive Officer Pursuant to Section 302 (a)
                of the Sarbanes-Oxley Act of 2002.                               34-35
            Certification of Chief Financial Officer Pursuant to Section 302 (a)
                of the Sarbanes-Oxley Act of 2002.                               36-37

ITEM 1.  FINANCIAL STATEMENTS

                       D.R. HORTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                   March 31,  September 30,
                                                                     2003         2002
                                                                 ------------ ------------
                                                                      (In thousands)
                                                                  (Unaudited)
                                     ASSETS
Homebuilding:
Cash and cash equivalents ....................................    $  161,139 $   92,106
Inventories:
 Finished homes and construction in progress .................     2,407,594  2,035,221
 Residential lots - developed and under development ..........     2,321,784  2,297,545
 Land held for development ...................................         6,801     10,303
                                                                  ---------- ----------
                                                                   4,736,179  4,343,069
Property and equipment (net) .................................        77,035     71,895
Earnest money deposits and other assets ......................       371,891    430,415
Excess of cost over net assets acquired ......................       581,230    579,230
                                                                  ---------- ----------
                                                                   5,927,474  5,516,715
                                                                  ---------- ----------
Financial Services:
Cash and cash equivalents ....................................        26,339     12,238
Mortgage loans held for sale .................................       424,674    464,088
Other assets .................................................        20,462     24,486
                                                                  ---------- ----------
                                                                     471,475    500,812
                                                                  ---------- ----------
                                                                  $6,398,949 $6,017,527
                                                                  ========== ==========

                                  LIABILITIES
Homebuilding:
Accounts payable and other liabilities .......................    $  803,555 $  834,048
Notes payable ................................................     2,763,264  2,486,976
                                                                  ---------- ----------
                                                                   3,566,819  3,321,024
                                                                  ---------- ----------

Financial Services:
Accounts payable and other liabilities .......................        14,442     14,340
Notes payable to financial institutions ......................       325,613    391,355
                                                                  ---------- ----------
                                                                     340,055    405,695
                                                                  ---------- ----------
                                                                   3,906,874  3,726,719
                                                                  ---------- ----------
Minority interests ...........................................        26,039     20,945
                                                                  ---------- ----------

                              STOCKHOLDERS' EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized,
 no shares issued ............................................           --         --
Common stock, $.01 par value, 400,000,000 shares authorized,
 146,874,543 shares at March 31, 2003 and 146,505,091 shares
 at September 30, 2002, issued and outstanding ...............         1,469      1,465
Additional capital ...........................................     1,353,537  1,349,630
Unearned compensation ........................................        (3,273)    (4,453)
Retained earnings ............................................     1,143,825    923,221
Treasury stock, 1,672,500 shares at March 31, 2003 and no
 shares at September 30, 2002, at cost .......................       (29,522)       --
                                                                  ----------  ---------
                                                                   2,466,036  2,269,863
                                                                  ----------  ---------
                                                                  $6,398,949 $6,017,527
                                                                  ========== ==========



          See accompanying notes to consolidated financial statements.

                               D.R. HORTON, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME


                                                         Three Months              Six Months
                                                        Ended March  31,        Ended March  31,
                                                     ----------------------  ----------------------
                                                         2003       2002        2003        2002
                                                     ----------------------  ----------------------
                                                          (In thousands, except per share data)
                                                                       (Unaudited)
Homebuilding:
Revenues
 Home sales ......................................   $1,777,829  $1,534,357  $3,444,278  $2,660,095
 Land/lot sales ..................................       90,952      41,843     131,196      51,073
                                                     ----------  ----------  ----------  ----------
                                                      1,868,781   1,576,200   3,575,474   2,711,168
                                                     ----------  ----------  ----------  ----------
Cost of sales
 Home sales ......................................    1,419,537   1,258,842   2,753,295   2,157,740
 Land/lot sales ..................................       76,868      36,203     111,650      44,110
                                                     ----------  ----------  ----------  ----------
                                                      1,496,405   1,295,045   2,864,945   2,201,850
                                                     ----------  ----------  ----------  ----------
Gross profit
 Home sales ......................................      358,292     275,515     690,983     502,355
 Land/lot sales ..................................       14,084       5,640      19,546       6,963
                                                     ----------  ----------  ----------  ----------
                                                        372,376     281,155     710,529     509,318

Selling, general and administrative expense ......      187,285     149,494     366,466     267,911
Interest expense .................................            7       2,563         354       3,759
Other (income)/expense ...........................          (71)     (2,426)       (276)        146
                                                     ----------  ----------  ----------  ----------
                                                        185,155     131,524     343,985     237,502
                                                     ----------  ----------  ----------  ----------
Financial Services:
Revenues .........................................       39,766      23,865      78,007      48,787
General and administrative expense ...............       22,235      14,918      44,242      30,041
Interest expense .................................        1,482         999       3,549       2,335
Other (income) ...................................       (4,982)     (2,818)    (10,910)     (5,862)
                                                     ----------  ----------  ----------  ----------
                                                         21,031      10,766      41,126      22,273
                                                     ----------  ----------  ----------  ----------
  INCOME BEFORE INCOME TAXES .....................      206,186     142,290     385,111     259,775
Provision for income taxes .......................       78,351      53,359     145,448      97,416
                                                     ----------  ----------  ----------  ----------
  NET INCOME .....................................   $  127,835  $   88,931  $  239,663  $  162,359
                                                     ==========  ==========  ==========  ==========

Net income per share:
  Basic ..........................................   $     0.87  $     0.69  $     1.64  $     1.33
  Diluted ........................................   $     0.86  $     0.64  $     1.62  $     1.26
                                                     ==========  ==========  ==========  ==========

Weighted average number of shares of stock
  Basic ..........................................      146,327     128,897     146,426     122,095
  Diluted ........................................      148,218     141,473     148,362     129,415
                                                     ==========  ==========  ==========  ==========

  Cash dividends per share .......................   $     0.07  $     0.06  $     0.13  $     0.11
                                                     ==========  ==========  ==========  ==========









          See accompanying notes to consolidated financial statements.

                               D.R. HORTON, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Six Months
                                                                                  Ended March 31,
                                                                              -----------------------
                                                                                 2003         2002
                                                                              ----------   ----------
                                                                                  (In thousands)
                                                                                    (Unaudited)
OPERATING ACTIVITIES
 Net income ...............................................................   $  239,663   $  162,359
 Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
 Depreciation and amortization ............................................       18,784       11,024
 Amortization of debt premiums and fees ...................................        3,559        4,476
 Changes in operating assets and liabilities:
  Increase in inventories .................................................     (358,234)    (116,046)
  Decrease (increase) in earnest money deposits and other assets ..........       62,164      (45,592)
  Decrease in mortgage loans held for sale ................................       39,414       20,495
  Decrease in accounts payable and other liabilities ......................      (25,045)     (97,586)
                                                                              ----------   ----------

NET CASH USED IN OPERATING ACTIVITIES .....................................      (19,695)     (60,870)
                                                                              ----------   ----------

INVESTING ACTIVITIES
 Net purchases of property and equipment ..................................      (22,199)     (15,725)
 Distributions from venture capital entities ..............................         --            500
 Net cash paid for acquisitions ...........................................         --       (152,573)
                                                                              ----------   ----------

NET CASH USED IN INVESTING ACTIVITIES .....................................      (22,199)    (167,798)
                                                                              ----------   ----------

FINANCING ACTIVITIES
 Proceeds from notes payable ..............................................    1,066,160    1,555,000
 Issuance of senior notes payable .........................................      214,206         --
 Repayment of notes payable ...............................................   (1,110,417)  (1,377,974)
 Proceeds from stock associated with certain employee benefit plans .......        3,660       10,564
 Purchase of treasury stock ...............................................      (29,522)        --
 Payment of cash dividends ................................................      (19,059)      (8,476)
                                                                              ----------   ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES .................................      125,028      179,114
                                                                              ----------   ----------

INCREASE (DECREASE) IN CASH ...............................................       83,134      (49,554)
 Cash at beginning of period ..............................................      104,344      239,280
                                                                              ----------   ----------
 Cash at end of period ....................................................   $  187,478   $  189,726
                                                                              ==========   ==========












          See accompanying notes to consolidated financial statements.

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  March 31,2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and its subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

Business - The Company is a national builder that is engaged primarily in the construction and sale of single-family housing in 44 markets and 20 states in the United States. The Company designs, builds and sells detached and attached single-family houses on lots developed by the Company and on finished lots which it purchases, ready for home construction. Periodically, the Company sells lots it has developed. The Company also provides title agency and mortgage brokerage services to its home buyers. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.

NOTE B - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 provides guidance for the financial accounting and reporting of certain variable interest entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain business entities that either have equity investors with no voting rights or have equity investors that do not provide sufficient financial resources for the entities to support their activities. The Interpretation requires consolidation of such entities by any company that is subject to a majority of the risk of loss from the entities' activities or is entitled to receive a majority of the entities' residual returns or both. Furthermore, disclosures about significant variable interest entities are required even if the company is not required to consolidate them. The Interpretation applies to all variable interest entities created after January 31, 2003, and the consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements filed after January 31, 2003. The Company has reviewed all of its unconsolidated business relationships and believes that it has no significant investments in variable interest entities at March 31, 2003. Moreover, the Company believes that full adoption of Interpretation No. 46 as required in fiscal 2003 will not have a material effect on its financial position, results of operations or cash flows.

NOTE C - SEGMENT INFORMATION

The Company's financial reporting segments consist of homebuilding and financial services. The Company's homebuilding operations comprise the most substantial part of its business, with approximately 98% of consolidated revenues for the three-months and six-months ended March 31, 2003 and 2002. The homebuilding reporting segment is comprised of the aggregate of the Company's regional homebuilding operating segments and generates the majority of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. Approximately 92% of its home sales revenues were generated from the sale of detached homes for the three and six months ended March 31, 2003. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

Effective with its fiscal year beginning October 1, 2002, the Company's wholly-owned mortgage subsidiary is required by Statement of Position 01-6 (SOP 01-6), of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, to disclose the minimum net worth requirements by regulatory agencies, secondary market investors and states in which it conducts business. Currently, the largest of these minimum net worth requirements is $1.0 million, which is insignificant compared to the $35 million minimum net worth required by the mortgage subsidiary's warehouse credit line. At March 31, 2003, the mortgage subsidiary's total equity was $115.6 million.

NOTE D - EARNINGS PER SHARE

Basic earnings per share for the three months and six months ended March 31, 2003 and 2002 is based on the weighted

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  March 31,2003

average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding.

The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings per share (in thousands):

                                                              Three Months Ended     Six Months Ended
                                                                    March 31,            March 31,
                                                             --------------------- ---------------------
                                                                2003       2002       2003       2002
                                                             ---------- ---------- ---------- ----------

Numerator:
 Net income ................................................ $  127,835 $   88,931 $  239,663 $  162,359
Effect of dilutive securities:
 Interest expense and amortization of issuance costs
 associated with zero coupon convertible senior notes,
 net of applicable income taxes ............................       --        1,042       --        1,042
                                                             ---------- ---------- ---------- ----------
 Numerator for diluted earnings per share after assumed
 conversions ............................................... $  127,835 $   89,973 $  239,663 $  163,401
                                                             ========== ========== ========== ==========

Denominator:
 Denominator for basic earnings per share--
  weighted average shares ..................................    146,327    128,897    146,426    122,095
Effect of dilutive securities:
 Zero coupon convertible senior notes ......................       --       10,000       --        5,000
 Employee stock options ....................................      1,891      2,576      1,936      2,320
                                                             ---------- ---------- ---------- ----------
 Denominator for diluted earnings per share--
  adjusted weighted average shares .........................    148,218    141,473    148,362    129,415
                                                             ========== ========== ========== ==========



Options to purchase approximately 2,723,000 and 2,709,000 shares of common stock at various prices were outstanding during the three months and six months ended March 31, 2003, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive. All options outstanding during the three months and six months ended March 31, 2002 were included in the computation of diluted earnings per share.

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  March 31,2003

NOTE E - DEBT

The Company's notes payable consist of the following (in thousands):


                                                                  March 31, September 30,
                                                                    2003        2002
                                                                 ---------- -------------
Homebuilding:
 Unsecured:
  Revolving credit facility due 2006 .......................     $   50,000   $     --
  8 3/8% Senior notes due 2004, net ........................        149,538      149,339
  10 1/2% Senior notes due 2005, net .......................        199,623      199,559
  10% Senior notes due 2006, net ...........................        147,903      147,802
  7 1/2% Senior notes due 2007, net ........................        215,000         --
  9% Senior notes due 2008, net ............................        102,155      102,427
  8% Senior notes due 2009, net ............................        383,535      383,438
  9 3/8% Senior notes due 2009, net ........................        244,965      246,057
  9 3/4% Senior subordinated notes due 2010, net ...........        149,037      148,994
  9 3/8% Senior subordinated notes due 2011, net ...........        199,721      199,710
  7 7/8% Senior notes due 2011, net ........................        198,499      198,437
  10 1/2% Senior subordinated notes due 2011, net ..........        152,520      153,284
  8 1/2% Senior notes due 2012, net ........................        248,065      247,995
  Zero coupon convertible senior notes due 2021, net .......        212,548      209,144
Other secured ..............................................        110,155      100,790
                                                                 ----------   ----------
                                                                 $2,763,264   $2,486,976
                                                                 ==========   ==========

Financial Services:
 Mortgage warehouse facility due 2003 ......................     $  155,613   $  242,355
 Commercial paper conduit facility due 2005 ................        170,000      149,000
                                                                 ----------   ----------
                                                                 $  325,613   $  391,355
                                                                 ==========   ==========


Homebuilding:

The Company has an $805 million unsecured revolving credit facility, including $125 million which may be used for letters of credit. The facility matures in January 2006, and is guaranteed by substantially all of the Company's subsidiaries other than its financial services subsidiaries. Borrowings bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company's ratio of debt to tangible net worth. The interest rate applicable to the revolving credit facility at March 31, 2003 was 2.9%. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees.

The revolving credit facility and the indentures related to the Company's Senior and Senior Subordinated Notes contain covenants which, taken together, limit amounts of debt that may be incurred, investments in inventory, stock repurchases, cash dividends and other restricted payments, asset dispositions and creation of liens, and require certain levels of tangible net worth. At
March 31, 2003, these covenants limit the additional homebuilding debt the Company could incur to $1,327.5 million, which included $633.3 million available under the revolving credit facility.

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

On April 17, 2003, the Company issued $200 million principal amount of 6 7/8% Senior Notes. The notes, which are due May 1, 2013, with interest payable semi-annually, represent unsecured obligations of the Company. The Company may redeem up to 35% of the amount originally issued with the proceeds of public offerings at a redemption price equal to 106.875% of the principal amount

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  March 31,2003

through May 1, 2006, plus accrued interest. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs, is 7.0%.

On April 18, 2003, the Company called for full redemption of the 10% Senior Notes due 2006 at an aggregate redemption price of approximately $150.1 million, including accrued interest. The Company will use a part of the proceeds of the 6 7/8% Senior Notes to redeem the called notes. Concurrent with the redemption, the Company will record interest expense of approximately $1.3 million, representing unaccreted discount and unamortized debt issuance costs associated with the redeemed notes.

Financial Services:

The Company's mortgage subsidiary has a $190 million, one-year mortgage warehouse line payable to financial institutions, maturing August 12, 2003, at the 30-day LIBOR rate plus a fixed premium. The Company's mortgage subsidiary also has a $200 million commercial paper conduit credit facility which expires in July 2005, the terms of which are renewable annually by the sponsoring bank. The current total borrowing capacity of our mortgage subsidiary under these two credit facilities is $390 million. These two credit facilities are secured by mortgage loans held for sale and are not guaranteed by D.R. Horton, Inc. or any of the guarantors of the Senior and Senior Subordinated Notes. The interest rates of the mortgage warehouse line payable at March 31, 2003 and 2002 were 2.4% and 2.9%, respectively. The interest rate on the commercial paper conduit facility at March 31, 2003 was 1.9%.

NOTE F - INTEREST

The  Company   capitalizes   interest  during   development  and   construction.
Capitalized interest is charged to cost of sales as the related inventory is delivered to the home buyer. Homebuilding interest costs are (in thousands):



                                                   Three Months Ended          Six Months Ended
                                                        March 31,                  March 31,
                                                ------------------------     ---------------------
                                                   2003           2002         2003         2002
                                                ---------      ---------     --------    ---------

Capitalized interest, beginning of period.....   $170,405      $ 110,126     $153,536    $  96,910
Interest incurred - homebuilding..............     60,265         46,535      117,000       83,247
Interest expensed:
 Directly - homebuilding......................         (7)        (2,563)        (354)      (3,759)
 Amortized to cost of sales...................    (49,709)       (29,446)     (89,228)     (51,746)
                                                 --------      ---------     --------    ---------
Capitalized interest, end of period...........   $180,954      $ 124,652     $180,954    $ 124,652
                                                 ========      =========     ========    =========



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

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  March 31,2003

Changes in the Company's warranty liability are as follows (in thousands):


                                           Three Months Ended  Six Months Ended
                                             March 31, 2003      March 31, 2003
                                           ------------------  ----------------

Warranty liability, beginning of period....     $42,349             $39,471
 Warranties issued.........................       8,970              17,167
 Settlements made..........................      (5,197)            (10,516)
                                                -------             -------
Warranty liability, end of period..........     $46,122             $46,122
                                                =======             =======


NOTE H - STOCK-BASED COMPENSATION

On January 1, 2003,  the  Company  adopted  Statement  of  Financial  Accounting
Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to follow APB Opinion No. 25 in accounting for its employee stock options. The exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, and therefore no compensation expense is recognized for
the  initial  grants.  If  compensation  cost  for  the  Company's   stock-based
compensation plan had been determined based on the fair value method at the grant date, as prescribed in SFAS No. 123, the Company's net income and net earnings per share would have been as follows (in thousands, except per-share amounts):


                                                       Three Months Ended       Six Months Ended
                                                            March 31,               March 31,
                                                     ----------------------  ----------------------
                                                         2003       2002        2003        2002
                                                     ----------- ----------  ----------  ----------

Net income, as reported ..........................   $  127,835  $   88,931  $  239,663  $  162,359

Pro forma effect of expensing
 stock options (net of related tax effects) ......       (1,060)       (567)     (2,137)     (1,136)
                                                     ----------  ----------  ----------  ----------
Pro forma net income .............................   $  126,775  $   88,364  $  237,526  $  161,223
                                                     ==========  ==========  ==========  ==========

Reported basic net income per share ..............   $     0.87  $     0.69  $     1.64  $     1.33
Pro forma effect of expensing stock options ......         --          --         (0.02)      (0.01)
                                                     ----------  ----------  ----------  ----------
Pro forma basic net income per share .............   $     0.87  $     0.69  $     1.62  $     1.32
                                                     ==========  ==========  ==========  ==========

Reported diluted net income per share ............   $     0.86  $     0.64  $     1.62  $     1.26
Pro forma effect of expensing stock options ......         --         (0.01)      (0.02)      (0.01)
                                                     ----------  ----------  ----------  ----------
Pro forma diluted net income per share ...........   $     0.86  $     0.63  $     1.60  $     1.25
                                                     ==========  ==========  ==========  ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  March 31,2003


NOTE I - SUMMARIZED FINANCIAL INFORMATION

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

                                   Consolidating Balance Sheet
                                         March 31, 2003

                                                                                     Non-Guarantor
                                                                                     Subsidiaries
                                                                                ----------------------
                                                        D.R.      Guarantor      Financial              Intercompany
                                                    Horton, Inc. Subsidiaries    Services      Other    Eliminations     Total
                                                    ------------ ------------   -----------  ---------  ------------   -----------
                          ASSETS                                                      (In thousands)

Homebuilding:
 Cash and cash equivalents ........................  $      --    $   149,836   $      --    $  11,303  $       --     $   161,139
 Advances to/investments in unconsolidated
  subsidiaries ....................................    4,486,565      190,734          --         --      (4,677,299)         --
 Inventories ......................................      808,364    3,838,807          --       89,254          (246)    4,736,179
 Property and equipment (net) .....................       12,186       58,694          --        6,155          --          77,035
 Earnest money deposits and other assets ..........      155,136      207,866          --        8,889          --         371,891
 Excess of cost over net assets acquired ..........         --        581,230          --         --            --         581,230
                                                     -----------  -----------   -----------  ---------  ------------   -----------
                                                       5,462,251    5,027,167          --      115,601    (4,677,545)    5,927,474
                                                     -----------  -----------   -----------  ---------  ------------   -----------
Financial Services:
 Cash and cash equivalents ........................         --           --          26,339       --            --          26,339
 Mortgage loans held for sale .....................         --           --         424,674       --            --         424,674
 Other assets .....................................         --           --          20,462       --            --          20,462
                                                     -----------  -----------   -----------  ---------  ------------   -----------
                                                            --           --         471,475       --            --         471,475
                                                     -----------  -----------   ---------  ------------   -----------  -----------
Total Assets ......................................  $ 5,462,251  $ 5,027,167   $   471,475  $ 115,601  $ (4,677,545)  $ 6,398,949
                                                     ===========  ===========   ===========  =========  ============   ===========

                LIABILITIES & EQUITY
Homebuilding:
 Accounts payable and other liabilities ...........  $   288,324  $   501,251   $      --    $  13,980  $       --     $   803,555
 Advances from parent/unconsolidated subsidiaries .         --      2,832,135          --       52,082    (2,884,217)         --
 Notes payable ....................................    2,707,891       33,734          --       21,639          --       2,763,264
                                                     -----------  -----------   -----------  ---------  ------------   -----------
                                                       2,996,215    3,367,120          --       87,701    (2,884,217)    3,566,819
                                                     -----------  -----------   -----------  ---------  ------------   -----------
Financial Services:
Accounts payable and other liabilities ...........          --           --          14,442       --            --          14,442
Advances from parent/unconsolidated subsidiaries .          --           --          20,938       --         (20,938)         --
Notes payable ....................................          --           --         325,613       --            --         325,613
                                                     -----------  -----------   -----------  ---------  ------------   -----------
                                                            --           --         360,993       --         (20,938)      340,055
                                                     -----------  -----------   -----------  ---------  ------------   -----------
Total Liabilities ................................     2,996,215    3,367,120       360,993     87,701    (2,905,155)    3,906,874
                                                     -----------  -----------   -----------  ---------  ------------   -----------

Minority interests ...............................          --           --              28     26,011          --          26,039
                                                     -----------  -----------   -----------  ---------  ------------   -----------
Stockholders' Equity .............................     2,466,036    1,660,047       110,454      1,889    (1,772,390)    2,466,036
                                                     -----------  -----------   -----------  ---------  ------------   -----------
Total Liabilities & Equity .......................   $ 5,462,251  $ 5,027,167   $   471,475  $ 115,601  $ (4,677,545)  $ 6,398,949
                                                     ===========  ===========   ===========  =========  ============   ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  March 31,2003

NOTE I - SUMMARIZED FINANCIAL INFORMATION - (Continued)

                                   Consolidating Balance Sheet
                                       September 30, 2002
                                                                                    Non-Guarantor
                                                                                     Subsidiaries
                                                                                ----------------------
                                                         D.R.       Guarantor    Financial              Intercompany
                                                     Horton, Inc. Subsidiaries   Services      Other    Eliminations     Total
                                                    ------------- ------------  -----------  ---------  -------------  -----------
                                                                                     (In thousands)

                           ASSETS
Homebuilding:
 Cash and cash equivalents ........................  $      --    $    80,273   $      --    $  11,833  $       --     $    92,106
 Advances to/investments in unconsolidated
  subsidiaries ....................................    4,126,233      260,725          --           68    (4,387,026)         --
 Inventories ......................................      689,111    3,566,280          --       88,048          (370)    4,343,069
 Property and equipment (net) .....................       10,826       55,424          --        5,645          --          71,895
 Earnest money deposits and other assets ..........      209,990      212,685          --       12,408        (4,668)      430,415
 Excess of cost over net assets acquired ..........         --        579,230          --         --            --         579,230
                                                     -----------  -----------   -----------  ---------  ------------   -----------
                                                       5,036,160    4,754,617          --      118,002    (4,392,064)    5,516,715
                                                     -----------  -----------   -----------  ---------  ------------   -----------

Financial services:
 Cash and cash equivalents ........................         --           --          12,238       --            --          12,238
 Mortgage loans held for sale .....................         --           --         464,088       --            --         464,088
 Other assets .....................................         --           --          24,486       --            --          24,486
                                                     -----------  -----------   -----------  ---------  ------------   -----------
                                                            --           --         500,812       --            --         500,812
                                                     -----------  -----------   -----------  ---------  ------------   -----------
Total Assets ......................................  $ 5,036,160  $ 4,754,617   $   500,812  $ 118,002  $ (4,392,064)  $ 6,017,527
                                                     ===========  ===========   ===========  =========  ============   ===========

                   LIABILITIES & EQUITY
Homebuilding:
 Accounts payable and other liabilities ...........  $   341,405  $   483,252   $      --    $   9,415  $        (24)  $   834,048
 Advances from parent/unconsolidated subsidiaries .         --      3,019,521          --       50,370    (3,069,891)         --
 Notes payable ....................................    2,424,892       30,491          --       36,237        (4,644)    2,486,976
                                                     -----------  -----------   -----------  ---------  ------------   -----------
                                                       2,766,297    3,533,264          --       96,022    (3,074,559)    3,321,024
                                                     -----------  -----------   -----------  ---------  ------------   -----------
Financial services:
 Accounts payable and other liabilities ...........         --           --          14,340       --            --          14,340
 Advances from parent/unconsolidated subsidiaries .         --           --          25,386       --         (25,386)         --
 Notes payable ....................................         --           --         391,355       --            --         391,355
                                                     -----------  -----------   -----------  ---------  ------------   -----------
                                                            --           --         431,081       --         (25,386)      405,695
                                                     -----------  -----------   -----------  ---------  ------------   -----------
Total Liabilities .................................    2,766,297    3,533,264       431,081     96,022    (3,099,945)    3,726,719
                                                     -----------  -----------   -----------  ---------  ------------   -----------

Minority interests ................................         --           --              26     20,919          --          20,945
                                                     -----------  -----------   -----------  ---------  ------------   -----------
Stockholders' Equity ..............................    2,269,863    1,221,353        69,705      1,061    (1,292,119)    2,269,863
                                                     -----------  -----------   -----------  ---------  ------------   -----------
Total Liabilities & Equity ........................  $ 5,036,160  $ 4,754,617   $   500,812  $ 118,002  $ (4,392,064)  $ 6,017,527
                                                     ===========  ===========   ===========  =========  ============   ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  March 31,2003

NOTE I - SUMMARIZED FINANCIAL INFORMATION - (Continued)



                                Consolidating Statement of Income
                                Three Months Ended March 31, 2003

                                                                                    Non-Guarantor
                                                                                    Subsidiaries
                                                                                ---------------------
                                                         D.R.       Guarantor    Financial            Intercompany
                                                     Horton, Inc.  Subsidiaries  Services     Other   Eliminations   Total
                                                     ------------  ------------ ----------  --------- ------------ -----------
                                                                                    (In thousands)
Homebuilding:
Revenues:
 Home sales .......................................   $   256,090  $  1,469,744  $    --    $  51,995  $      --   $ 1,777,829
 Land/lot sales ...................................         2,519        88,433       --         --           --        90,952
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                          258,609     1,558,177       --       51,995         --     1,868,781
                                                      -----------  ------------  ---------  ---------  ----------- -----------
Cost of sales:
 Home sales .......................................       200,810     1,179,041       --       39,773          (87)  1,419,537
 Land/lot sales ...................................         6,912        69,956       --         --           --        76,868
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                          207,722     1,248,997       --       39,773          (87)  1,496,405
                                                      -----------  ------------  ---------  ---------  ----------- -----------
Gross profit:
 Home sales .......................................        55,280       290,703       --       12,222           87     358,292
 Land/lot sales ...................................        (4,393)       18,477       --         --           --        14,084
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                           50,887       309,180       --       12,222           87     372,376

Selling, general and administrative expense .......        54,118       127,491       --        3,060        2,616     187,285
Interest expense ..................................          --            (480)      --          487         --             7
Other expense (income) ............................      (209,417)       (1,426)      --          894      209,878         (71)
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                          206,186       183,595       --        7,781     (212,407)    185,155
                                                      -----------  ------------  ---------  ---------  ----------- -----------

Financial services:
Revenues ..........................................          --            --       39,766       --           --        39,766
General and administrative expense ................          --            --       24,851       --         (2,616)     22,235
Interest expense ..................................          --            --        1,482       --           --         1,482
Other (income) ....................................          --            --       (4,982)      --           --        (4,982)
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                             --            --       18,415       --          2,616      21,031
                                                      -----------  ------------  ---------  ---------  ----------- -----------
Income before income taxes ........................       206,186       183,595     18,415      7,781     (209,791)    206,186
Provision for income taxes ........................        78,351        69,758      7,002      2,945      (79,705)     78,351
                                                      -----------  ------------  ---------  ---------  ----------- -----------
Net income ........................................   $   127,835  $    113,837  $  11,413  $   4,836  $  (130,086)$   127,835
                                                      ===========  ============  =========  =========  =========== ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  March 31,2003

NOTE I - SUMMARIZED FINANCIAL INFORMATION - (Continued)



                                Consolidating Statement of Income
                                 Six Months Ended March 31, 2003

                                                                                     Non-Guarantor
                                                                                     Subsidiaries
                                                                                ---------------------
                                                         D.R.       Guarantor    Financial            Intercompany
                                                     Horton, Inc.  Subsidiaries  Services     Other   Eliminations   Total
                                                     ------------  ------------  ---------  --------- ------------ -----------
                                                                                    (In thousands)
Homebuilding:
Revenues:
 Home sales .......................................   $   452,975  $  2,916,732  $    --    $  74,571  $      --   $ 3,444,278
 Land/lot sales ...................................         5,784       125,412       --         --           --       131,196
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                          458,759     3,042,144       --       74,571         --     3,575,474
                                                      -----------  ------------  ---------  ---------  ----------- -----------
Cost of sales:
 Home sales .......................................       349,126     2,347,750       --       56,609         (190)  2,753,295
 Land/lot sales ...................................        10,261       101,389       --         --           --       111,650
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                          359,387     2,449,139       --       56,609         (190)  2,864,945
                                                      -----------  ------------  ---------  ---------  ----------- -----------
Gross profit:
 Home sales .......................................       103,849       568,982       --       17,962          190     690,983
 Land/lot sales ...................................        (4,477)       24,023       --         --           --        19,546
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                           99,372       593,005       --       17,962          190     710,529

Selling, general and administrative expense .......        98,601       256,779       --        5,904        5,182     366,466
Interest expense ..................................          --            (463)      --          817         --           354
Other expense (income) ............................      (384,340)       (3,239)      --        1,398      385,905        (276)
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                          385,111       339,928       --        9,843     (390,897)    343,985
                                                      -----------  ------------  ---------  ---------  ----------- -----------

Financial services:
Revenues ..........................................          --            --       78,007       --           --        78,007
General and administrative expense ................          --            --       49,424       --         (5,182)     44,242
Interest expense ..................................          --            --        3,549       --           --         3,549
Other (income) ....................................          --            --      (10,910)      --           --       (10,910)
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                             --            --       35,944       --          5,182      41,126
                                                      -----------  ------------  ---------  ---------  ----------- -----------
Income before income taxes ........................       385,111       339,928     35,944      9,843     (385,715)    385,111
Provision for income taxes ........................       145,448       128,383     13,575      3,718     (145,676)    145,448
                                                      -----------  ------------  ---------  ---------  ----------- -----------
Net income ........................................   $   239,663  $    211,545  $  22,369  $   6,125  $  (240,039)$   239,663
                                                      ===========  ============  =========  =========  =========== ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  March 31,2003

NOTE I - SUMMARIZED FINANCIAL INFORMATION - (Continued)



                                Consolidating Statement of Income
                                Three Months Ended March 31, 2002

                                                                                    Non-Guarantor
                                                                                    Subsidiaries
                                                                                ---------------------
                                                          D.R.      Guarantor    Financial            Intercompany
                                                      Horton, Inc. Subsidiaries  Services     Other   Eliminations    Total
                                                     ------------- ------------  ---------  --------- ------------ -----------
                                                                                    (In thousands)
Homebuilding:
Revenues:
 Home sales .......................................   $   222,514  $  1,284,294  $    --    $  27,549  $      --   $ 1,534,357
 Land/lot sales ...................................           799        41,044       --         --           --        41,843
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                          223,313     1,325,338       --       27,549         --     1,576,200
                                                      -----------  ------------  ---------  ---------  ----------- -----------
Cost of sales:
 Home sales .......................................       173,909     1,061,771       --       23,201          (39)  1,258,842
 Land/lot sales ...................................          (254)       36,457       --         --           --        36,203
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                          173,655     1,098,228       --       23,201          (39)  1,295,045
                                                      -----------  ------------  ---------  ---------  ----------- -----------
Gross profit:
 Home sales .......................................        48,605       222,523       --        4,348           39     275,515
 Land/lot sales ...................................         1,053         4,587       --         --           --         5,640
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                           49,658       227,110       --        4,348           39     281,155

Selling, general and administrative expense .......        42,449       103,512       --        2,012        1,521     149,494
Interest expense ..................................         1,873           689       --            1         --         2,563
Other expense (income) ............................      (136,954)       (1,067)      --        1,598      133,997      (2,426)
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                          142,290       123,976       --          737     (135,479)    131,524
                                                      -----------  ------------  ---------  ---------  ----------- -----------

Financial services:
Revenues ..........................................          --            --       23,865       --           --        23,865
General and administrative expense ................          --            --       16,439       --         (1,521)     14,918
Interest expense ..................................          --            --          999       --           --           999
Other (income) ....................................          --            --       (2,818)      --           --        (2,818)
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                             --            --        9,245       --          1,521      10,766
                                                      -----------  ------------  ---------  ---------  ----------- -----------
Income before income taxes ........................       142,290       123,976      9,245        737     (133,958)    142,290
Provision for income taxes ........................        53,359        46,491      3,467        277      (50,235)     53,359
                                                      -----------  ------------  ---------  ---------  ----------- -----------
Net income ........................................   $    88,931  $     77,485  $   5,778  $     460  $   (83,723)$    88,931
                                                      ===========  ============  =========  =========  =========== ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  March 31,2003

NOTE I - SUMMARIZED FINANCIAL INFORMATION - (Continued)



                                Consolidating Statement of Income
                                 Six Months Ended March 31, 2002

                                                                                    Non-Guarantor
                                                                                     Subsidiaries
                                                                                ---------------------
                                                          D.R.       Guarantor   Financial            Intercompany
                                                      Horton, Inc.  Subsidiaries Services     Other   Eliminations   Total
                                                      ------------ ------------- ---------  --------- ------------ -----------
                                                                                    (In thousands)
Homebuilding:
Revenues:
 Home sales .......................................   $   401,551  $  2,222,539  $    --    $  36,005  $      --   $ 2,660,095
 Land/lot sales ...................................         1,460        49,613       --         --           --        51,073
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                          403,011     2,272,152       --       36,005         --     2,711,168
                                                      -----------  ------------  ---------  ---------  ----------- -----------
Cost of sales:
 Home sales .......................................       318,327     1,809,962       --       29,666         (215)  2,157,740
 Land/lot sales ...................................           505        43,605       --         --           --        44,110
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                          318,832     1,853,567       --       29,666         (215)  2,201,850
                                                      -----------  ------------  ---------  ---------  ----------- -----------
Gross profit:
 Home sales .......................................        83,224       412,577       --        6,339          215     502,355
 Land/lot sales ...................................           955         6,008       --         --           --         6,963
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                           84,179       418,585       --        6,339          215     509,318

Selling, general and administrative expense .......        73,045       188,453       --        3,307        3,106     267,911
Interest expense ..................................         2,911           846       --           12          (10)      3,759
Other expense (income) ............................      (251,552)       (1,874)      --        6,389      247,183         146
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                          259,775       231,160       --       (3,369)    (250,064)    237,502
                                                      -----------  ------------  ---------  ---------  ----------- -----------

Financial services:
Revenues ..........................................          --            --       48,787       --           --        48,787
General and administrative expense ................          --            --       33,147       --         (3,106)     30,041
Interest expense ..................................          --            --        2,335       --           --         2,335
Other (income) ....................................          --            --       (5,862)      --           --        (5,862)
                                                      -----------  ------------  ---------  ---------  ----------- -----------
                                                             --            --       19,167       --          3,106      22,273
                                                      -----------  ------------  ---------  ---------  ----------- -----------
Income before income taxes ........................       259,775       231,160     19,167     (3,369)    (246,958)    259,775
Provision for income taxes ........................        97,416        86,685      7,188     (1,263)     (92,610)     97,416
                                                      -----------  ------------  ---------  ---------  ----------- -----------
Net income ........................................   $   162,359  $    144,475  $  11,979  $  (2,106) $  (154,348)$   162,359
                                                      ===========  ============  =========  =========  =========== ===========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  March 31,2003

NOTE I - SUMMARIZED FINANCIAL INFORMATION - (Continued)



                              Consolidating Statement of Cash Flows
                                 Six Months Ended March 31, 2003

                                                                                        Non-Guarantor
                                                                                        Subsidiaries
                                                                                    --------------------
                                                              D.R.      Guarantor    Financial           Intercompany
                                                          Horton, Inc. Subsidiaries  Services    Other   Eliminations   Total
                                                          ------------ ------------ ---------- --------- ------------ -----------
                                                                                       (In thousands)
OPERATING ACTIVITIES
Net income ............................................   $   239,663  $    211,545 $  22,369  $  6,125  $  (240,039) $  239,663
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization ........................         2,592        14,625       854       713         --        18,784
 Amortization of debt premiums and fees ...............         3,559          --        --        --           --         3,559
 Changes in operating assets and liabilities:
  Increase in inventories .............................      (106,422)     (250,482)     --      (1,206)        (124)   (358,234)
  (Increase) decrease in earnest money
   deposits and other assets ..........................        54,223         5,003     4,087     3,519       (4,668)     62,164
  Decrease in mortgage loans held for sale ............          --            --      39,414      --           --        39,414
  Increase (decrease) in accounts payable
   and other liabilities ..............................       (52,829)       17,999       104     9,657           24     (25,045)
                                                          -----------  ------------ ---------  --------  -----------  ----------
Net cash provided by (used in) operating
activities ............................................       140,786        (1,310)   66,828    18,808     (244,807)    (19,695)
                                                          -----------  ------------ ---------  --------  -----------  ----------
INVESTING ACTIVITIES
Net purchases of property and equipment ...............        (2,773)      (17,286)     (917)   (1,223)        --       (22,199)
                                                          -----------  ------------ ---------  --------  -----------  ----------
Net cash used in investing activities .................        (2,773)      (17,286)     (917)   (1,223)        --       (22,199)
                                                          -----------  ------------ ---------  --------  -----------  ----------
FINANCING ACTIVITIES
Net change in notes payable ...........................       252,105        (6,516)  (65,742)   (9,898)        --       169,949
Increase (decrease) in intercompany advances ..........      (345,197)       94,675    13,932    (8,217)     244,807        --
Purchase of treasury stock ............................       (29,522)         --        --        --           --       (29,522)
Proceeds from stock associated with certain
 employee benefit plans ...............................         3,660          --        --        --           --         3,660
Cash dividends paid ...................................       (19,059)         --        --        --           --       (19,059)
                                                          -----------  ------------ ---------  --------  -----------  ----------
Net cash provided by (used in) financing
 activities ...........................................      (138,013)       88,159   (51,810)  (18,115)     244,807     125,028
                                                          -----------  ------------ ---------  --------  -----------  ----------
Increase (decrease) in cash ...........................          --          69,563    14,101      (530)        --        83,134
Cash at beginning of period ...........................          --          80,273    12,238    11,833         --       104,344
                                                          -----------  ------------ ---------  --------  -----------  ----------
Cash at end of period .................................   $      --    $    149,836 $  26,339  $ 11,303  $      --    $  187,478
                                                          ===========  ============ =========  ========  ===========  ==========

                       D.R. HORTON, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  March 31,2003

NOTE I - SUMMARIZED FINANCIAL INFORMATION - (Continued)



                              Consolidating Statement of Cash Flows
                                 Six Months Ended March 31, 2002

                                                                                        Non-Guarantor
                                                                                        Subsidiaries
                                                                                    --------------------
                                                              D.R.      Guarantor    Financial           Intercompany
                                                          Horton, Inc. Subsidiaries  Services    Other   Eliminations   Total
                                                          ------------ ------------ ---------- --------- ------------ ----------
                                                                                       (In thousands)

OPERATING ACTIVITIES
Net income ............................................   $   162,359  $    144,475 $  11,979  $ (2,106) $  (154,348) $  162,359
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization ........................         1,728         8,404       678       214         --        11,024
 Amortization of debt premiums and fees ...............         4,476          --        --        --           --         4,476
 Changes in operating assets and liabilities:
  Increase in inventories .............................       (56,648)      (18,539)     --     (40,844)         (15)   (116,046)
  (Increase) decrease in earnest money
   deposits and other assets ..........................       (24,378)      (19,820)    2,716       379       (4,489)    (45,592)
  Decrease in mortgage loans held for sale ............          --            --      20,495      --           --        20,495
  Increase (decrease) in accounts payable
   and other liabilities ..............................       (47,192)      (67,646)     (416)   17,637           31     (97,586)
                                                          -----------  ------------ ---------  --------  -----------  ----------
Net cash provided by (used in) operating
 activities ...........................................        40,345        46,874    35,452   (24,720)    (158,821)    (60,870)
                                                          -----------  ------------ ---------  --------  -----------  ----------
INVESTING ACTIVITIES
Net (purchases) dispositions of property and
 equipment ............................................        (3,055)      (12,007)     (699)       36         --       (15,725)
Distributions from venture capital entities ...........          --            --        --         500         --           500
Net cash paid for acquisitions ........................          --        (152,573)     --        --           --      (152,573)
                                                          -----------  ------------ ---------  --------  -----------  ----------
Net cash provided by (used in) investing
 activities ...........................................        (3,055)     (164,580)     (699)      536         --      (167,798)
                                                          -----------  ------------ ---------  --------  -----------  ----------
FINANCING ACTIVITIES
Net change in notes payable ...........................       472,144      (260,634)  (34,484)   (4,457)       4,457     177,026
Increase (decrease) in intercompany advances ..........      (511,522)      450,349     6,241    40,458       14,474        --
Proceeds from stock associated with certain
 employee benefit plans ...............................        10,564          --        --        --           --        10,564
Cash dividends/distributions paid .....................        (8,476)     (139,890)     --        --        139,890      (8,476)
                                                          -----------  ------------ ---------  --------  -----------  ----------
Net cash provided by (used in) financing
 activities ...........................................       (37,290)       49,825   (28,243)   36,001      158,821     179,114
                                                          -----------  ------------ ---------  --------  -----------  ----------
Increase (decrease) in cash ...........................          --         (67,881)    6,510    11,817         --       (49,554)
Cash at beginning of period ...........................          --         230,481     6,975     1,824         --       239,280
                                                          -----------  ------------ ---------  --------  -----------  ----------
Cash at end of period .................................   $      --    $    162,600 $  13,485  $ 13,641  $      --    $  189,726
                                                          ===========  ============ =========  ========  ===========  ==========

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

We believe that there have been no significant changes to our critical accounting policies during the six months ended March 31, 2003, as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended September 30, 2002.

RESULTS OF OPERATIONS - CONSOLIDATED

We provide homebuilding services in 20 states and 44 markets through our 48 homebuilding divisions. Through our financial services operations, we also provide mortgage banking and title agency services in many of these same markets. On February 21, 2002, Schuler Homes, Inc. ("Schuler") merged into D.R. Horton, Inc., with D.R. Horton the surviving corporation.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Consolidated revenues for the three months ended March 31, 2003, increased 19.3%, to $1,908.5 million, from $1,600.1 million for the comparable period of 2002, due to increases in both homebuilding and financial services revenues. Approximately $142.5 million of the increase in homebuilding revenues was attributable to revenues generated by Schuler prior to the February 21, 2003 anniversary date of the acquisition.

Income before income taxes for the three months ended March 31, 2003, increased 44.9%, to $206.2 million, from $142.3 million for the comparable period of 2002. As a percentage of revenues, income before income taxes for the three months ended March 31, 2003, increased 1.9 percentage points, to 10.8% from 8.9% for the comparable period of 2002, primarily due to the effects of purchase accounting adjustments related to the Schuler acquisition in the three months ended March 31, 2002.

The consolidated provision for income taxes increased 46.8%, to $78.4 million for the three months ended March 31, 2003, from $53.4 million for the same period of 2002, due to the corresponding increase in income before income taxes and an increase in the effective income tax rate. The effective income tax rate for the three months ended March 31, 2003 increased to 38.0%, from 37.5% for the comparable period of 2002, due to increases in pre-tax income in states with higher tax rates.

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

Consolidated revenues for the six months ended March 31, 2003, increased 32.4%, to $3,653.5 million, from $2,760.0 million for the comparable period of 2002, due to increases in both homebuilding and financial services revenues. Approximately $498.6 million of the increase in homebuilding revenues was attributable to revenues generated by Schuler prior to the February 21, 2003 anniversary date of the acquisition.

Income before income taxes for the six months ended March 31, 2003, increased 48.2%, to $385.1 million, from $259.8 million for the comparable period of 2002. As a percentage of revenues, income before income taxes for the six months ended March 31, 2003, increased 1.1 percentage points, to 10.5% from 9.4% for the comparable period of 2002, primarily due to the effects of purchase accounting adjustments related to the Schuler acquisition in the six months ended March 31, 2002.

The consolidated provision for income taxes increased 49.3%, to $145.4 million for the six months ended March 31, 2003, from $97.4 million for the same period of 2002, due to the corresponding increase in income before income taxes and an increase in the effective income tax rate. The effective income tax rate for the six months ended March 31, 2003 increased to 37.8%, from 37.5% for the comparable period of 2002, due to increases in pre-tax income in states with higher tax rates.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS - HOMEBUILDING

The following tables set forth certain operating and financial data for our homebuilding activities ($ in millions):


                                                     Percentages of Homebuilding Revenues
                                                   ----------------------------------------
                                                   Three Months Ended    Six Months Ended
                                                        March 31,           March 31,
                                                   ------------------  --------------------
                                                     2003      2002      2003        2002
                                                   --------  --------  --------    --------
Costs and expenses:
Cost of sales ....................................     80.1%     82.2%     80.1%       81.2%
Selling, general and administrative expense ......     10.0       9.5      10.3         9.9
Interest expense .................................     --         0.2      --           0.1
                                                   --------  --------  --------    --------
Total costs and expenses .........................     90.1      91.9      90.4        91.2
Other (income) expense ...........................     --        (0.2)     --          --
                                                   --------  --------  --------    --------
Income before income taxes .......................      9.9%      8.3%      9.6%        8.8%
                                                   ========  ========  ========    ========



Homes Closed                            Three Months Ended March 31,                Six Months Ended March 31,
                                 -----------------------------------------  ------------------------------------------
                                        2003                  2002                  2003                  2002
                                 -------------------  --------------------  --------------------   -------------------
                                   Homes                Homes                 Homes                  Homes
                                  Closed    Revenues   Closed     Revenues   Closed     Revenues    Closed    Revenues
                                 --------   --------  ---------   --------  ---------   --------   --------   --------

Mid-Atlantic .................        743   $  154.5        633   $  138.6      1,408   $  288.7      1,228   $  263.7
Midwest ......................        441      107.6        388       95.4        867      217.1        851      214.1
Southeast ....................        979      167.7        790      135.7      1,926      325.0      1,678      290.6
Southwest ....................      3,277      552.3      2,338      403.9      6,357    1,070.2      4,909      836.5
West .........................      2,448      795.7      2,490      760.8      4,844    1,543.3      3,664    1,055.2
                                 --------   --------   --------   --------   --------   --------   --------   --------
                                    7,888   $1,777.8      6,639   $1,534.4     15,402   $3,444.3     12,330   $2,660.1
                                 ========   ========   ========   ========   ========   ========   ========   ========



Net New Sales Orders                   Three Months Ended March 31,                  Six Months Ended March 31,
                                 -----------------------------------------   -----------------------------------------
                                         2003                  2002                 2003                  2002
                                 -------------------   -------------------   -------------------   -------------------
                                   Homes                 Homes                 Homes                 Homes
                                   Sold        $         Sold        $         Sold        $         Sold        $
                                 --------   --------   --------   --------   --------   --------   --------   --------

Mid-Atlantic .................        993   $  215.1        883   $  182.6      1,714   $  361.0      1,511   $  310.7
Midwest ......................        522      140.7        463      117.4        951      247.6        851      214.3
Southeast ....................      1,152      215.5        969      158.4      2,101      385.4      1,704      276.7
Southwest ....................      4,473      740.2      3,685      613.9      7,244    1,209.1      6,017      993.2
West .........................      3,408    1,128.0      2,617      761.1      5,790    1,934.9      3,678    1,060.0
                                 --------   --------   --------   --------   --------   --------   --------   --------
                                   10,548   $2,439.5      8,617   $1,833.4     17,800   $4,138.0     13,761   $2,854.9
                                 ========   ========   ========   ========   ========   ========   ========   ========


Sales  Backlog                                       March 31, 2003      March 31, 2002
                                                   ------------------  -------------------
                                                     Homes       $      Homes        $
                                                   --------  --------  --------   --------
Mid-Atlantic .....................................    1,559  $  337.2     1,105   $  237.4
Midwest ..........................................    1,000     269.0       918      263.0
Southeast ........................................    1,844     335.1     1,490      239.6
Southwest ........................................    6,073   1,026.6     5,410      910.2
West .............................................    4,619   1,551.0     3,475    1,013.5
                                                   --------  --------  --------   --------
                                                     15,095  $3,518.9    12,398   $2,663.7
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

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues from homebuilding activities increased 18.6%, to $1,868.8 million (7,888 homes closed) for the three months ended March 31, 2003, from $1,576.2 million (6,639 homes closed) for the comparable period of 2002. Revenues from home sales increased in all five of our market regions, with percentage increases ranging from 4.6% in the West region to 36.7% in the Southwest. The increases in both revenues and homes closed were due to strong housing demand throughout the majority of our markets, and the acquisition of Schuler. Excluding the activities of Schuler prior to the February 21, 2003 anniversary date of the acquisition, home sales revenues increased 6.9%, to $1,640.3 million (7,441 homes closed) for the three months ended March 31, 2003, from $1,534.4 million (6,639 homes closed) for the comparable period of 2002. Revenues from the sale of land and lots increased by $49.1 million, to $91.0 million in the three months ended March 31, 2003.

The average selling price of homes closed during the three months ended March 31, 2003 was $225,400, down 2.5% from $231,100 for the same period in 2002. The decrease in average selling price was primarily due to relatively fewer closings in the West region, which has the highest average selling price.

The value of net new sales orders increased 33.1%, to $2,439.5 million (10,548 homes) for the three months ended March 31, 2003, from $1,833.4 million (8,617 homes) for the same period of 2002. The value of net new sales orders increased in all of our five market regions, with percentage increases ranging from 17.8% in the Mid-Atlantic region to 48.2% in the West region. The increases in both net new sales orders and their value were due to strong housing demand throughout the majority of our markets and the merger with Schuler in February 2002. On a consolidated basis, excluding the activities of Schuler prior to the February 21, 2003 anniversary date of the acquisition, the value of net new sales orders increased 18.9%, to $2,180.4 million (9,777 homes) for the three months ended March 31, 2003, from $1,833.4 million (8,617 homes) for the comparable period of 2002. The average price of a net new sales order in the three months ended March 31, 2003 was $231,300, up 8.7% from the $212,800 average in the comparable period of 2002. The increase in average selling price was primarily due to increased sales orders in the West region, which has the highest average selling price.

At March 31, 2003, the value of our backlog of sales orders was $3,518.9 million (15,095 homes), up 32.1% from $2,663.7 million (12,398 homes) at March 31, 2002.
The value of our backlog of sales orders increased in all five of our market regions, with percentage increases ranging from 2.3% in the Midwest to region to 53.0% in the West region. The average sales price of homes in sales backlog was $233,100 at March 31, 2003, up 8.5% from the average price of $214,800 at March 31, 2002 due to the increase in sales orders in the West region, which has the highest average selling price.

Cost of sales increased by 15.5%, to $1,496.4 million for the three months ended March 31, 2003, from $1,295.0 million for the comparable period of 2002. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues decreased
2.2 percentage points to 79.8% for the three months ended March 31, 2003, from 82.0% for the comparable period of 2002. A significant portion of costs associated with the sales of inventory acquired in the Schuler acquisition, with lower gross margins as a result of purchase accounting adjustments that increased the acquired inventory to its fair value as of the date of acquisition, was recognized in the three months ended March 31, 2002. For the same reason, total homebuilding cost of sales as a percentage of total homebuilding revenues decreased 2.1 percentage points, to 80.1% in the three months ended March 31, 2003, from 82.2% in the comparable period of 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 25.3%, to $187.3 million in the three months ended March 31, 2003, from $149.5 million in the comparable period of 2002. As a percentage of homebuilding revenues, SG&A expenses increased 0.5 percentage point, to 10.0% for the three months ended March 31, 2003, from 9.5% in the comparable period of 2002, due primarily to the fixed costs leverage achieved by the large amount of home closings revenues generated by the Schuler operating divisions between the Schuler acquisition date, February 21, 2002, and March 31, 2002.

Interest expense associated with homebuilding activities decreased to a negligible amount in the three months ended March 31, 2003, from $2.6 million in the comparable period of 2002. Due to the declining interest rate environment experienced throughout fiscal 2003, our total interest costs as a percentage of average interest-bearing debt declined. Also, throughout the three months ended March 31, 2003, inventory under construction or development grew at a more rapid pace than interest- bearing debt. Therefore, virtually all of the total homebuilding interest incurred was capitalized to inventory in the current quarter. During both periods, we expensed the portion of incurred interest and other financing costs which could not be capitalized to inventory. Capitalized interest and other financing costs are included in cost of sales at the time homes are closed.

Other income associated with homebuilding activities was $0.1 million in the three months ended March 31, 2003, compared to $2.4 million in the comparable period of 2002. The income in both quarters was primarily due to increases in the fair value of our interest rate swap agreements.

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

Revenues from homebuilding activities increased 31.9%, to $3,575.5 million (15,402 homes closed) for the six months ended March 31, 2003, from $2,711.2 million (12,330 homes closed) for the comparable period of 2002. Revenues from home sales increased in all of the Company's five market regions, with percentage increases ranging from 1.4% in the Midwest region to 46.3% in the West region. The increases in total homebuilding revenues and revenues from home sales were due to strong housing demand throughout the majority of our markets, and the acquisition of Schuler. Excluding the activities of Schuler prior to the February 21, 2003 anniversary date of the acquisition, home sales revenues increased 11.5% to $2,966.2 million (13,878 homes closed) for the six months ended March 31, 2003, from $2,660.1 million (12,330 homes closed) for the comparable period of 2002. Revenues from the sale of land and lots increased by $80.1 million, to $131.2 million in the six months ended March 31, 2003.

The average selling price of homes closed during the six months ended March 31, 2003 was $223,600, up 3.7% from $215,700 for the same period in 2002. The increase in average selling price was primarily due to the Schuler acquisition. Schuler's operations are concentrated on the West Coast and in Hawaii, where average home selling prices are significantly higher than in the rest of the United States.

The value of net new sales orders increased 44.9%, to $4,138.0 million (17,800 homes) for the six months ended March 31, 2003, from $2,854.9 million (13,761 homes) for the same period of 2002. The value of net new sales orders increased in all of the Company's five market regions, with percentage increases ranging from 15.5% in the Mid-West region to 82.5% in the West region. Excluding the activities of Schuler prior to the February 21, 2003 anniversary date of the acquisition, the value of net new sales orders increased 20.1%, to $3,428.5 million (15,781 homes) for the six months ended March 31, 2003, from $2,854.9 million (13,761 homes) for the comparable period of 2002. The average price of a net new sales orders in the six months ended March 31, 2003 was $232,500, up 12.0% over the $207,500 average in the six months ended March 31, 2002, due to increased sales orders in the West region, which has the highest average selling price.

Cost of sales increased 30.1%, to $2,864.9 million for the six months ended March 31, 2003, from $2,201.9 million for the comparable period of 2002. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues decreased
1.2 percentage points, to 79.9% for the six months ended March 31, 2003, from 81.1% for the comparable period of 2002. A significant portion of costs associated with the sales of inventory acquired in the Schuler acquisition, with

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




lower gross margins as a result of purchase accounting adjustments that increased the acquired inventory to its fair value as of the date of acquisition, was recognized in the six months ended March 31, 2002. For the same reason, total homebuilding cost of sales as a percentage of total homebuilding revenues decreased 1.1 percentage points, to 80.1% in the six months ended March 31, 2003, from 81.2% in the comparable period of 2002.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 36.8%, to $366.5 million in the six months ended March 31, 2003, from $267.9 million in the comparable period of 2002. As a percentage of homebuilding revenues, SG&A expenses increased to 10.3% for the six months ended March 31, 2003, from 9.9% for the comparable period of 2002, due primarily to the fixed costs leverage achieved by the large amount of home closings revenues generated by the Schuler operating divisions between the Schuler acquisition date, February 21, 2002, and March 31, 2002.

Interest expense associated with homebuilding activities decreased to $0.4 million in the six months ended March 31, 2003, from $3.8 million in the comparable period of 2002. Due to the declining interest rate environment experienced throughout fiscal 2003, our total interest costs as a percentage of average interest-bearing debt declined. Also, throughout the six months ended March 31, 2003, inventory under construction or development grew at a more rapid pace than interest-bearing debt. Therefore, virtually all of the total homebuilding interest incurred was capitalized to inventory in the six months ended March 31, 2003. During both periods, the Company expensed the portion of incurred interest and other financing costs which could not be charged to inventory. The Company follows a policy of capitalizing interest only on inventory under construction or development. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

Other income associated with homebuilding activities was $0.3 million in the six months ended March 31, 2003, compared to other expense of $0.1 million in the comparable period of 2002. The expense in 2002 was primarily due to write-downs to estimated fair value of the carrying amounts of our investments in start-up and emerging growth companies, offset in part by an increase in the fair value of our interest rate swap agreements during the period.

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


                                                             Three Months Ended   Six Months Ended
                                                                  March 31,           March 31,
                                                             ------------------  ------------------
                                                               2003      2002      2003      2002
                                                             --------  --------  --------  --------
                                                                         ($ in thousands)
Number of loans originated .................................    6,374     4,024    12,602     8,447
                                                             --------  --------  --------  --------
Loan origination fees ...................................... $  7,200  $  4,175  $ 13,932  $  8,818
Sale of servicing rights and gains from sale of mortgages ..   21,046    11,239    41,180    24,300
Other revenues .............................................    3,873     2,894     7,508     4,633
                                                             --------  --------  --------  --------
Total mortgage banking revenues ............................   32,119    18,308    62,620    37,751
Title policy premiums, net .................................    7,647     5,557    15,387    11,036
                                                             --------  --------  --------  --------
Total revenues .............................................   39,766    23,865    78,007    48,787
General and administrative expense .........................   22,235    14,918    44,242    30,041
Interest expense ...........................................    1,482       999     3,549     2,335
Interest/other (income) ....................................   (4,982)   (2,818)  (10,910)   (5,862)
                                                             --------  --------  --------  --------
Income before income taxes ................................. $ 21,031  $ 10,766  $ 41,126  $ 22,273
                                                             ========  ========  ========  ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues from the financial services segment increased 66.6%, to $39.8 million in the three months ended March 31, 2003, from $23.9 million in the comparable period of 2002. The increase in financial services revenues was due to the rapid expansion of our mortgage loan and title services provided to customers of our homebuilding segment. General and administrative expenses associated with financial services increased 49.0%, to $22.2 million in the three months ended March 31, 2003, from $14.9 million in the comparable period of 2002. As a percentage of financial services revenues, general and administrative expenses decreased 6.6 percentage points, to 55.9% in the three months ended March 31, 2003, from 62.5% in the comparable period in 2002, due primarily to efficiencies realized with the increase in revenues in markets entered in 2002.

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

Revenues from the financial services segment increased 59.9%, to $78.0 million in the six months ended March 31, 2003, from $48.8 million in the comparable period of 2002. The increase in financial services revenues was due to the rapid expansion of the Company's mortgage loan and title services provided to customers of the Company's homebuilding segment. General and administrative expenses associated with financial services increased 47.3%, to $44.2 million in the six months ended March 31, 2003, from $30.0 million in the comparable period of 2002. As a percentage of financial services revenues, general and administrative expenses decreased by 4.9 percentage points, to 56.7% in the six months ended March 31, 2003, from 61.6% in the comparable period in 2002, due primarily to efficiencies realized with the increase in revenues in markets entered in 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had available cash and cash equivalents of $187.5 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land), at March 31, 2003, had increased by $393.1 million since September 30, 2002, due to a general increase in business activity and the expansion of operations in our market areas. The inventory increase was financed largely by issuing senior notes and by retaining earnings. Our revolving credit facility had $50 million outstanding at March 31, 2003 and no amount outstanding at September 30, 2002. Our ratio of homebuilding notes payable (net of cash) to total capital at March 31, 2003 and September 30, 2002, remained constant at 51.3%. The stockholders' equity to total assets ratio increased 0.8 percentage point, to 38.5% at March 31, 2003, from 37.7% at September 30, 2002.

We have an $805 million, unsecured revolving credit facility, including $125 million which may be used for letters of credit. The facility matures in January 2006, and is guaranteed by substantially all of our wholly-owned subsidiaries other than those that make up our financial services segment. At March 31, 2003, we had outstanding homebuilding debt of $2,763.3 million. Under the debt covenants associated with the revolving credit facility, our additional borrowing capacity under it is limited to the lesser of the unused portion of the facility, $633.3 million at March 31, 2003, or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the sum of our senior debt and the amount drawn under our revolving credit facility may not exceed certain percentages of the various categories of our unencumbered inventory. At March 31, 2003, the borrowing base arrangement would have limited our additional borrowing capacity from any source to $1,327.5 million. At March 31, 2003, we were in compliance with all of the covenants, limitations and restrictions that form a part of our public debt obligations and our bank revolving credit facility. We have entered into multi-year interest rate swap agreements, aggregating a notional amount of $200 million, that have the effect of fixing the interest rate on a portion of the variable rate revolving credit facility at 5.1%.

In the normal course of business, we provide standby letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At March 31, 2003, outstanding standby letters of credit and performance bonds, the majority of which mature in less than one year, were $144.4 million and $1,044.2 million, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



At March 31, 2003, our financial services segment had mortgage loans held for sale of $424.7 million and loan commitments for $387.3 million at fixed rates. We hedge the interest rate risk on these mortgage loans and mortgage loan commitments through the use of best-efforts whole loan delivery commitments, forward sales of mortgage-backed securities and the infrequent purchase of options on financial instruments. We record gains or losses related to such hedging instruments in other income as their market values change. Such gains and losses have not significantly affected our financial services results of operations.

As of March 31, 2003, our financial services segment had a $190 million, one-year mortgage warehouse bank facility that matures on August 12, 2003, and is secured by certain mortgage loans held for sale. The mortgage warehouse facility is not guaranteed by either the parent company or any of the subsidiaries that guarantee our homebuilding debt and is expected to be renewed at maturity in the ordinary course of business. At March 31, 2003, $155.6 million had been drawn under the mortgage warehouse facility. Our wholly-owned mortgage company completed a new $100 million mortgage-backed commercial paper conduit facility ("CP conduit facility") in July 2002. The facility was increased to $200 million in November 2002. Although the agreement governing the CP conduit facility expires on July 3, 2005, maintenance of the facility beyond the first (and subsequent) anniversary date(s) must be annually approved by the sponsoring bank. The CP conduit facility is also secured by certain mortgage loans held for sale and is not guaranteed by either the parent company or any of the subsidiaries that guarantee our homebuilding debt. As of March 31, 2003, $170.0 million had been drawn under the CP conduit facility. The mortgage loans pledged to secure the CP conduit facility are used as collateral for mortgage-backed securities sold in the secondary commercial paper markets at rates that are more attractive than those applicable to the mortgage warehouse facility. All mortgage company activities are financed under the mortgage warehouse and CP conduit facilities. Both of the financial services' credit facilities contain financial covenants with which we are in compliance.

Our historical strategy of internal growth and growth by acquisition has required significant amounts of cash. It is anticipated that future home construction, lot and land purchases and acquisitions will be funded through internally generated funds, existing and future credit facilities and the issuance of new debt or equity securities. Under a currently effective shelf registration statement, we have approximately 15 million shares of common stock issuable to effect, in whole or in part, possible future acquisitions. Under another effective shelf registration statement, we have, at April 17, 2003, the capacity to issue new debt or equity securities amounting to $585 million. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets.

On December 3, 2002, we issued $215 million of 7.5% Senior notes due 2007. The net proceeds from this offering were used to repay borrowings under the unsecured revolving credit facility. These notes are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.

On April 17, 2003, we issued $200 million of 6 7/8% Senior notes due 2013. On May 23, 2003, the majority of the net proceeds from this offering will be used to redeem the approximately $148.5 million aggregate principal amount outstanding of our 10% senior notes due 2006, at a redemption price of 100% of the principal amount plus accrued interest.

On May 12, 2003, the holders of our zero coupon convertible senior notes due 2021 had an opportunity to require us to purchase their notes for cash at their accreted value of $559.73 per note on that date. None of the note holders exercised this right, but if all of the note holders had elected to require us to purchase all of their notes, we would have been required to purchase notes having a total accreted value of $213.3 million on that date. A combination of cash resources available from operations and under our revolving bank credit facility would have been adequate to meet our obligations associated with any exercise of the rights of our convertible note holders to require us to redeem their notes on May 12, 2003. Also, repaying any notes submitted for redemption would not have had any significant adverse effects on our financial condition, operations or cash flows, except that we would have been required to write off a pro-rata portion of unamortized debt issuance costs that totaled approximately $4.8 million on that date. Beginning on May 12, 2003, and continuing until the notes maturity date on May 11, 2021, we will have the right to call the zero coupon convertible senior notes. To redeem any notes that may be called, we must pay the holder of each note, at the holder's option, either the note's accreted value at the date of redemption in cash, or 26.2391 shares of our common stock for each $1,000 note redeemed.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



In March 2003, we repurchased 1,672,500 shares of our common stock in open market purchases at an aggregate purchase price of $29.5 million. At March 31, 2003, the Company had $33.5 million remaining on a board of directors' authorization for repurchases of our common stock.

During the three months ended March 31, 2003, our Board of Directors declared a quarterly cash dividend of $0.07 per common share, which was paid on February 14, 2003 to stockholders of record on February 3, 2003.

Except for ordinary expenditures for the construction of homes and the acquisition of land and lots for development and sale of homes, at March 31, 2003, we had no material commitments for capital expenditures.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




SAFE HARBOR STATEMENT

Certain statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically include words such as "anticipate", "believe", "expect", "estimate", "project" and "future". Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may turn out to be inaccurate due to known or unknown risks and uncertainties. As a result, actual results may differ materially from the results discussed in and anticipated by the forward- looking statements. The following risks and uncertainties relevant to our business include factors we believe could adversely affect us. They include, but are not limited to:

        - changes in general economic, real estate and business conditions;
        - changes in interest rates and the availability of mortgage financing;
        - governmental regulations and environmental matters;
        - our substantial leverage;
        - competitive conditions within our industry;
        - the availability of capital; and
        - our ability to effect our growth strategies successfully.

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

Our financial services segment is exposed to interest rate risk associated with its mortgage loan origination services. Mortgage loans are funded at fixed interest rates before they are committed to specific investors and interest rate lock commitments (IRLC's) are extended to borrowers who have applied for loan funding and who meet certain defined credit and underwriting criteria. Forward sales of mortgage-backed securities are designated as fair value hedges of the risk of changes in the overall fair value of funded loans. Accordingly, changes in the value of the derivative instruments are recognized in current earnings, as are the changes in the value of the funded loans. The effectiveness of the fair value hedge is continuously monitored and any ineffectiveness, which for the three and six month periods ended March 31, 2003 and 2002, was not significant, is recognized in current earnings. The IRLC's are classified and accounted for as non-designated derivative instruments with gains and losses recorded in current earnings. Interest rate risk associated with IRLC's is managed through the use of best- efforts whole loan delivery commitments, forward sales of mortgage-backed securities and the infrequent purchase of options on financial instruments. These instruments are considered non-designated derivatives and are accounted for at fair market value with gains and losses recorded in current earnings. At March 31, 2003, total forward sales of mortgage backed securities to mitigate interest rate risk related to uncommitted mortgage loans held for sale and IRLC's were approximately $237.0 million, the duration of which was less than nine months.

The following table shows, as of March 31, 2003, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table shows the notional amounts, weighted average interest rates and estimated fair market value of our interest rate swaps.


                                 Six Months                                                                      Fair
                                   Ended                                                                        market
                                September 30,              Year ended September 30,                            value at
                                               -------------------------------------------------
                                     2003       2004      2005        2006      2007    Thereafter    Total     3/31/03
                                  ---------  ---------  ---------  ---------  --------- ----------  ---------  ---------
                                                                    ($'s in millions)
 Debt:
 Fixed rate ...................   $   34.7   $  172.8   $  216.2   $  153.9   $    1.1   $2,265.9   $2,844.6   $2,800.8
 Average interest rate ........       7.56%      8.42%     10.59%     10.11%      4.78%      8.08%      8.41%      --
 Variable rate ................   $  343.4   $    7.2       --     $   50.0       --         --     $  400.6   $  400.6
 Average interest rate ........       2.25%      3.95%      --         2.91%      --         --         2.36%      --
Interest Rate Swaps:
 Variable to fixed ............   $  200.0   $  200.0   $  200.0   $  200.0   $  200.0   $  200.0       --     $  (22.1)
 Average pay rate .............       5.10%      5.10%      5.10%      5.10%      5.10%      5.02%      --         --
 Average receive rate .........       90-day LIBOR

ITEM 4.  CONTROLS AND PROCEDURES.

The Company's management has long recognized its responsibilities for developing, implementing and monitoring effective and efficient controls and procedures. As part of those responsibilities, as of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a - 14(c) and Rule 15d - 14(c) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2003. Accordingly, there have been no corrective actions taken as no significant deficiencies or material weaknesses were detected in these controls.

PART II.    OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

On January 30, 2003, the Company held its Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock from 200 million to 400 million.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) At the Company's Annual Meeting, the stockholders re-elected eleven members of the Board of Directors of the Company to serve until the Company's next annual meeting of stockholders and until their respective successors are elected and qualified. The names of the eleven directors, the votes cast for and the number of votes withheld were as follows:


Name                                  Votes For            Votes Withheld
--------------------                 -----------           --------------
Donald R. Horton                     112,485,401              27,220,263
Bradley S. Anderson                  133,533,061               6,172,603
Richard Beckwitt                     133,331,981               6,373,682
Samuel R. Fuller                     112,621,992              27,083,672
Richard I. Galland                   133,528,499               6,177,165
Richard L. Horton                    133,057,494               6,648,170
Terrill J. Horton                    133,071,894               6,633,770
Francine I. Neff                     133,569,536               6,136,128
James K. Schuler                     112,071,930              27,633,734
Scott J. Stone                       114,208,284              25,497,446
Donald J. Tomnitz                    112,060,506              27,645,158

     (b) At the Company's Annual Meeting, a vote was taken for the approval and adoption of a proposal to amend the Company's Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock from 200 million to 400 million. The votes cast for this proposal were as follows:


        For:                         130,984,786
        Against:                       8,436,988
        Abstain:                         283,639

ITEM 5.  OTHER INFORMATION.

On May 12, 2003, the Company was advised by the paying agent, American Stock Transfer & Trust Company, that none of the holders of the Zero Coupon
Convertible Senior Notes presented their notes for purchase by the Company pursuant to the holders' put option which commenced on March 31, 2003 and expired on May 12, 2003 at 5 p.m. New York City time. At expiration of the offer, $381,113,000 of the Zero Coupon Convertible Senior Notes at maturity in 2021 remain outstanding and subject to their existing terms.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a) Exhibits.

             3.1 Amended and Restated Certificate of Incorporation, as amended, of the Company is incorporated by reference from Exhibit 4.2 to the Company's registration statement (No. 333-76175) on Form S-3, filed with the Commission on April 13, 1999.

             3.1(a) Amendment to Amended and Restated Certificate of Incorporation, as amended, of the Company, effective February 6, 2003, is incorporated by reference from
                        Exhibit 3.1(a) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2002, filed with the Commission on February 18, 2003.

             3.2 Amended and Restated Bylaws of the Company are incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the Commission on February 16, 1999.

             99.1 * Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company's Chief Executive Officer.

             99.2 * Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company's Chief Financial Officer.


----------------
*Filed herewith.




         (b) Reports on Form 8-K.
             1. On February 14, 2003, the Company filed a Current Report on Form 8-K (Item 9), dated February 14, 2003, which submitted to the Commission Section 906 certifications made by the Chief Executive Officer and Chief Financial Officer of the Company as required by the Sarbanes-Oxley Act of 2002.

             2. On February 18, 2003, the Company filed a Current Report on Form 8-K (Item 9), dated February 18, 2003, which submitted to the Commission Section 906 certifications made by the Chief Executive Officer and Chief Financial Officer of the Company as required by the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   D.R. HORTON, INC.



Date: May 13, 2003                By      /s/ Samuel R. Fuller
                                    ------------------------------------------
                                    Samuel R. Fuller, on behalf of D.R. Horton,
                                    Inc. and as Executive Vice President,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

      Date: May 13, 2003                  /s/ Donald J. Tomnitz
                                         ------------------------------------
                                          By:  Donald  J. Tomnitz
                                               Vice Chairman, Chief Executive
                                               Officer and President

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


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


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





      Date: May 13, 2003                  /s/ Samuel R. Fuller
                                         --------------------------------------
                                          By:  Samuel R. Fuller
                                               Executive Vice President,
                                               Treasurer and Chief Financial
                                               Officer

Index to Exhibits


      Exhibits.
       3.1 Amended and Restated Certificate of Incorporation, as amended, of the Company is incorporated by reference from Exhibit 4.2 to the Company's registration statement (No. 333-76175) on Form S-3, filed with the Commission on April 13, 1999.

       3.1(a) Amendment to Amended and Restated Certificate of Incorporation, as amended, of the Company, effective February 6, 2003, is incorporated by reference from Exhibit 3.1(a) to the Company's Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2002, filed with the Commission on February 18, 2003.

       3.2 Amended and Restated Bylaws of the Company are incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the Commission on February 16, 1999.

      99.1 * Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company's Chief Executive Officer.

      99.2 * Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company's Chief Financial Officer.


*Filed herewith.