Form 10-Q
period 2003-06-30
HORTON D R INC /DE/
filed 2003-08-14
CIK 882184

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
  x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934
For the Quarterly Period Ended    June 30, 2003
                                -------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934
For the Transition Period From                To
                                ------------     ------------

Commission file number   1-14122
                       -----------


                                D.R. Horton, Inc.
                          -----------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                   75-2386963
      ----------------------                    -------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


            1901 Ascension Blvd., Suite 100, Arlington, Texas  76006
        ------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)


                                 (817) 856-8200
                        --------------------------------
               (Registrant's telephone number, including area code)


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


                                Yes  X     No
                                    -----     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).


                                Yes   X    No
                                    -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value --    157,195,345    shares as of August 8, 2003
                                -----------------

                         This report contains 35 pages.

                                      INDEX

                                D.R. HORTON, INC.



PART I.         FINANCIAL INFORMATION.                                                                                    Page
------          ----------------------                                                                                    ----


ITEM 1.         Financial Statements.
                Consolidated Balance Sheets-- June 30, 2003 and September 30, 2002.                                          3

                Consolidated Statements of Income-- Three Months and Nine Months Ended June 30, 2003
                     and 2002.                                                                                               4
                Consolidated Statements of Cash Flows-- Nine Months Ended June 30, 2003
                     and 2002.                                                                                               5
                Notes to Consolidated Financial Statements.                                                               6-19

ITEM 2.         Management's Discussion and Analysis of Results of Operations and
                     Financial Condition.                                                                                20-28

ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk.                                                 29

ITEM 4.         Controls and Procedures.                                                                                    30



PART II.        OTHER INFORMATION.
--------        ------------------

ITEM 2.         Changes in Securities and Use of Proceeds.                                                                  31

ITEM 5.         Other Information.                                                                                          32

ITEM 6.         Exhibits and Reports on Form 8-K.                                                                        33-34



SIGNATURES.                                                                                                                 35
-----------

ITEM 1.  FINANCIAL STATEMENTS

                              D.R. HORTON, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS


                                                                                                      June 30,         September 30,
                                                                                                        2003               2002
                                                                                                      ---------          --------
                                                                                                             (In thousands)
                                                                                                               (Unaudited)
                                        ASSETS

Homebuilding:
Cash and cash equivalents.................................................................         $    264,158      $       92,106
Inventories:
    Finished homes and construction in progress...........................................            2,651,045           2,035,221
    Residential lots  - developed and under development...................................            2,335,681           2,297,545
    Land held for development ............................................................               10,570              10,303
                                                                                                   ------------       -------------
                                                                                                      4,997,296           4,343,069
Property and equipment (net)..............................................................               75,689              71,895
Earnest money deposits and other assets...................................................              418,600             430,415
Excess of cost over net assets acquired...................................................              581,230             579,230
                                                                                                   ------------       -------------
                                                                                                      6,336,973           5,516,715
                                                                                                   ------------       -------------
Financial Services:
Cash and cash equivalents.................................................................               32,084              12,238
Mortgage loans held for sale..............................................................              525,475             464,088
Other assets..............................................................................               21,527              24,486
                                                                                                   ------------       -------------
                                                                                                        579,086             500,812
                                                                                                   ------------       -------------
                                                                                                   $  6,916,059        $  6,017,527
                                                                                                   ------------       -------------

                                       LIABILITIES
Homebuilding:
Accounts payable and other liabilities....................................................         $    918,128        $    834,048
Notes payable.............................................................................            2,666,990           2,486,976
                                                                                                   ------------        ------------
                                                                                                      3,585,118           3,321,024
                                                                                                   ------------        ------------

Financial Services:
Accounts payable and other liabilities....................................................               12,147              14,340
Notes payable to financial institutions...................................................              414,042             391,355
                                                                                                   ------------        ------------
                                                                                                        426,189             405,695
                                                                                                   ------------        ------------
                                                                                                      4,011,307           3,726,719
                                                                                                   ------------        ------------
Minority interests........................................................................               69,450              20,945
                                                                                                   ------------        ------------

                                   STOCKHOLDERS' EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized,
    no shares issued......................................................................                   --                  --
Common stock, $.01 par value, 400,000,000 shares authorized, 157,131,997 shares at June 30, 2003 and 146,505,091 shares at September 30, 2002,
    issued and outstanding................................................................                1,571               1,465
Additional capital........................................................................            1,576,738           1,349,630
Unearned compensation.....................................................................               (2,707)             (4,453)
Retained earnings.........................................................................            1,289,222             923,221
Treasury stock, 1,672,500 shares at June 30, 2003 and no shares at
    September 30, 2002, at cost...........................................................              (29,522)                 --
                                                                                                   ------------        ------------
                                                                                                      2,835,302           2,269,863
                                                                                                   ------------        ------------
                                                                                                   $  6,916,059        $  6,017,527
                                                                                                   ============        ============


          See accompanying notes to consolidated financial statements.

                                       -3-



                       D.R. HORTON, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                            Three Months                      Nine Months
                                                                           Ended June  30,                  Ended June  30,
                                                                          -----------------                ------------------
                                                                          2003            2002             2003            2002
                                                                        --------        --------         --------        --------
                                                                                  (In thousands, except per share data)
                                                                                              (Unaudited)
Homebuilding:
Revenues
     Home sales................................................      $ 2,108,899    $  1,750,189      $ 5,553,177     $  4,410,284
     Land/lot sales............................................           57,869          29,426          189,065           80,499
                                                                     -----------    ------------      -----------     ------------
                                                                       2,166,768       1,779,615        5,742,242        4,490,783
                                                                     -----------    ------------      -----------     ------------
Cost of sales
     Home sales................................................        1,676,326       1,416,050        4,429,621        3,573,790
     Land/lot sales............................................           50,505          25,938          162,155           70,048
                                                                     -----------    ------------      -----------     ------------
                                                                       1,726,831       1,441,988        4,591,776        3,643,838
                                                                     -----------    ------------      -----------     ------------
Gross profit
     Home sales................................................          432,573         334,139        1,123,556          836,494
     Land/lot sales............................................            7,364           3,488           26,910           10,451
                                                                     -----------    ------------      -----------     ------------
                                                                         439,937         337,627        1,150,466          846,945

Selling, general and administrative expense....................          207,971         177,020          574,437          444,931
Interest expense...............................................            1,703           1,465            2,057            5,224
Other expense..................................................            3,330           3,842            3,054            3,988
                                                                     -----------    ------------      -----------     ------------
                                                                         226,933         155,300          570,918          392,802
                                                                     -----------    ------------      -----------     ------------
Financial Services:
Revenues.......................................................           45,619          28,864          123,626           77,651
General and administrative expense.............................           25,344          18,220           69,586           48,261
Interest expense...............................................            1,732           1,155            5,281            3,490
Other (income).................................................           (5,434)         (4,714)         (16,344)         (10,576)
                                                                     -----------    ------------      -----------     ------------
                                                                          23,977          14,203           65,103           36,476
                                                                     -----------    ------------      -----------     ------------
     INCOME BEFORE INCOME TAXES................................          250,910         169,503          636,021          429,278
Provision for income taxes.....................................           95,345          63,563          240,793          160,979
                                                                     -----------    ------------      -----------     ------------
     NET INCOME................................................      $   155,565    $    105,940      $   395,228     $    268,299
                                                                     ===========    ============      ===========     ============

Net income per share:
     Basic.....................................................      $      1.07    $       0.72      $      2.70      $      2.06
     Diluted...................................................      $      0.99    $       0.67      $      2.62      $      1.94
                                                                     ===========    ============      ===========     ============

Weighted average number of shares of stock:
     Basic.....................................................          145,996         146,331          146,283          130,174
     Diluted...................................................          157,476         158,957          151,400          139,263
                                                                     ===========    ============      ===========     ============

Cash dividends per share.......................................      $      0.07    $       0.06      $     0.20       $      0.17
                                                                     ===========    ============      ===========     ============










          See accompanying notes to consolidated financial statements.



                       D.R. HORTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                              Nine Months
                                                                                                             Ended June 30,
                                                                                                             --------------
                                                                                                         2003               2002
                                                                                                         ----               ----
                                                                                                              (In thousands)
                                                                                                                (Unaudited)
OPERATING ACTIVITIES
     Net income.............................................................................         $   395,228        $   268,299
     Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
     Depreciation and amortization..........................................................              30,041             18,621
     Amortization of debt premiums and fees.................................................               5,848              5,991
     Changes in operating assets and liabilities:
        Increase in inventories.............................................................            (545,754)          (311,773)
        Decrease (increase) in earnest money deposits and other assets......................              20,961            (38,274)
        Increase in mortgage loans held for sale............................................             (61,387)           (65,660)
        Increase (decrease) in accounts payable and other liabilities.......................              88,915           (110,590)
                                                                                                     -----------        -----------
NET CASH USED IN OPERATING ACTIVITIES.......................................................             (66,148)          (233,386)
                                                                                                     -----------        -----------

INVESTING ACTIVITIES
     Net purchases of property and equipment................................................             (31,245)           (28,155)
     Distributions from venture capital entities............................................                 --                 250
     Net cash paid for acquisitions.........................................................                 --            (152,662)
                                                                                                     -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES.......................................................             (31,245)          (180,567)
                                                                                                     -----------        -----------

FINANCING ACTIVITIES
     Proceeds from notes payable............................................................           1,507,421          2,439,106
     Issuance of senior notes payable.......................................................             512,556            247,928
     Repayment of notes payable.............................................................          (1,679,582)        (2,451,496)
     Proceeds from stock associated with certain employee benefit plans.....................               7,645             12,380
     Purchase of treasury stock.............................................................             (29,522)                --
     Payment of cash dividends..............................................................             (29,227)           (17,318)
                                                                                                     -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................................................             289,291            230,600
                                                                                                     -----------        -----------

INCREASE (DECREASE) IN CASH.................................................................             191,898           (183,353)
     Cash at beginning of period............................................................             104,344            239,280
                                                                                                     -----------        -----------
     Cash at end of period..................................................................         $   296,242       $     55,927
                                                                                                     ===========       ============






          See accompanying notes to consolidated financial statements.

                    D.R. HORTON, INC. AND SUBSIDIARIES NOTES
                TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2003


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and its subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

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

NOTE B - SEGMENT INFORMATION

The Company's financial reporting segments consist of homebuilding and financial services. The Company's homebuilding operations comprise the most substantial part of its business, with approximately 98% of consolidated revenues for the three-months and nine-months ended June 30, 2003 and 2002. The homebuilding reporting segment is comprised of the aggregate of the Company's regional homebuilding operating segments and generates the majority of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. Approximately 92% of home sales revenues were generated from the sale of detached homes for the three months and nine months ended June 30, 2003. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

Effective with its fiscal year beginning October 1, 2002, the Company's wholly-owned mortgage subsidiary is required by Statement of Position 01-6 (SOP 01-6), of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, to disclose the minimum net worth requirements by regulatory agencies, secondary market investors and states in which it conducts business. Currently, the largest of these minimum net worth requirements is $1.0 million, which is insignificant compared to the $35 million minimum net worth required by the mortgage subsidiary's warehouse credit line. At June 30, 2003, the mortgage subsidiary's total equity was $133.2 million.

NOTE C - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides guidance for the financial accounting and reporting of interests in certain variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain business entities that either have equity investors with no voting rights or have equity investors that do not provide sufficient financial resources for the entities to support their activities. FIN 46 requires consolidation of such entities by any company that is subject to a majority of the risk of loss from the entities' activities or is entitled to receive a majority of the entities' residual returns or both. Furthermore, disclosures about significant interests in variable interest entities are required even if the company is not required to consolidate them. The consolidation requirements of FIN 46 are currently effective for all interests in variable interest entities created after January 31, 2003, and will be effective for all interests in variable interest entities created before February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003.

In the ordinary course of its business the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Under such option purchase contracts the Company will fund a stated deposit in consideration for the right to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase
                                       -6-

                    D.R. HORTON, INC. AND SUBSIDIARIES NOTES
         TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  June 30, 2003


contracts, most of the Company's option deposits are non-refundable.Certain non-refundable deposits are deemed to create a variable interest in a variable interest entity under the requirements of FIN 46. As such, certain of the Company's option purchase contracts result in the acquisition of a variable interest in the entity holding the land parcel under option. The Company's maximum exposure to loss associated with such variable interest entities is limited to the amount of the Company's option deposit.

In accordance with the implementation requirements of FIN 46, the Company has evaluated all of its interests in variable interest entities created after January 31, 2003 and has begun its evaluation of its variable interests created prior to February 1, 2003. Based upon its evaluations to date, the Company has consolidated certain variable interest entities from which the Company is purchasing lots under option contracts.The consolidation of these entities added $41.7 million in inventory and minority interests to the Company's balance sheet at June 30, 2003. The Company's obligations related to these lot option contracts are guaranteed by performance letters of credit totaling $17.3 million. Creditors, if any, of these variable interest entities have no recourse against the Company.

The Company will complete the evaluations of all of its interests in variable interest entities by September 30, 2003. Based on the results of evaluations completed through June 30, 2003, the Company believes that FIN 46 will not materially affect its financial position, results of operations or cash flows.

NOTE D - EARNINGS PER SHARE

Basic earnings per share for the three months and nine months ended June 30, 2003 and 2002 is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding.

The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings per share (in thousands):

                                                                           Three Months Ended           Nine Months Ended
                                                                               June 30,                     June 30,
                                                                           -------------------          ------------------
                                                                            2003          2002          2003          2002
                                                                            ----          ----          ----          ----
Numerator:
    Net income.....................................................       $155,565      $105,940      $395,228     $268,299
Effect of dilutive securities:
    Interest expense and amortization of issuance costs associated with zero coupon convertible senior notes,
    net of applicable income taxes.................................            993         1,054           993        2,096
                                                                          --------      --------      --------     --------
    Numerator for diluted earnings per share after assumed
        conversions................................................       $156,558      $106,994      $396,221     $270,395
                                                                          ========      ========      ========     ========

Denominator:
    Denominator for basic earnings per share--
        weighted average shares....................................        145,996       146,331       146,283      130,174
Effect of dilutive securities:
    Zero coupon convertible senior notes...........................          9,086        10,000         3,029        6,667
    Employee stock options.........................................          2,394         2,626         2,088        2,422
                                                                          --------      --------      --------     --------

   Denominator for diluted earnings per share--
        adjusted weighted average shares...........................        157,476       158,957       151,400      139,263
                                                                          ========      ========      ========     ========

               D.R. HORTON, INC. AND SUBSIDIARIES NOTES TO
       CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
                              June 30, 2003


NOTE E - DEBT


The Company's notes payable consist of the following (in thousands):

                                                                                    June 30,         September 30,
                                                                                      2003               2002
                                                                                  -----------        --------------
Homebuilding:
     Unsecured:
          Revolving credit facility due 2006..............................         $       --          $       --
          8 3/8% Senior notes due 2004, net...............................            149,637             149,339
          10 1/2% Senior notes due 2005, net..............................            199,657             199,559
          10% Senior notes due 2006, net..................................                 --             147,802
          7 1/2% Senior notes due 2007, net...............................            215,000                  --
          9% Senior notes due 2008, net...................................            102,023             102,427
          8% Senior notes due 2009, net...................................            383,584             383,438
          9 3/8% Senior notes due 2009, net...............................            244,437             246,057
          9 3/4% Senior subordinated notes due 2010, net..................            149,059             148,994
          9 3/8% Senior subordinated notes due 2011, net..................            199,727             199,710
          7 7/8% Senior notes due 2011, net...............................            198,532             198,437
          10 1/2% Senior subordinated notes due 2011, net.................            152,152             153,284
          8 1/2% Senior notes due 2012, net...............................            248,101             247,995
          6 7/8% Senior notes due 2013, net...............................            200,000                  --
          5 7/8% Senior notes due 2013, net...............................            100,000                  --
          Zero coupon convertible senior notes due 2021, net..............                 --             209,144
     Other secured........................................................            125,081             100,790
                                                                                   ----------          ----------
                                                                                   $2,666,990          $2,486,976
                                                                                   ==========          ==========

Financial Services:
     Mortgage warehouse facility due 2003.................................         $  214,042          $  242,355
     Commercial paper conduit facility due 2005...........................            200,000             149,000
                                                                                   ----------          ----------
                                                                                   $  414,042          $  391,355
                                                                                   ==========          ==========


Homebuilding:

The Company has an $805 million unsecured revolving credit facility, including $125 million which may be used for letters of credit. The facility matures in January 2006, and is guaranteed by substantially all of the Company's subsidiaries other than its financial services subsidiaries. Borrowings bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company's ratio of debt to tangible net worth. On August 5, 2003, the facility was amended and the amount available for use for letters of credit was increased to $250 million. The interest rate applicable to the revolving credit facility at June 30, 2003 was 2.7%. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees.

The revolving credit facility and the indentures related to the Company's Senior and Senior Subordinated Notes contain covenants which, taken together, limit amounts of debt that may be incurred, investments in inventory, stock repurchases, cash dividends and other restricted payments, asset dispositions and creation of liens, and require certain levels of tangible net worth. At June 30, 2003, these covenants limit the additional homebuilding debt the Company could incur to $1,601.1 million, which included $694.7 million available under the revolving credit facility.

On December 3, 2002, the Company issued $215 million principal amount of 7 1/2% Senior Notes. The notes, which are due December 1, 2007, with interest payable semi-annually, represent unsecured obligations of the Company. The Company may redeem up to 35% of the amount originally issued with the proceeds of public offerings at a redemption price equal to 107.5% of the principal amount through December 1, 2005, plus accrued interest. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs, is 7.6%.
                                       -8-

           D.R. HORTON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED
                FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                June 30, 2003


On April 17, 2003, the Company issued $200 million principal amount of 6 7/8% Senior Notes. The notes, which are due May 1, 2013, with interest payable semi-annually, represent unsecured obligations of the Company. The Company may redeem up to 35% of the amount originally issued with the proceeds of public offerings at a redemption price equal to 106.875% of the principal amount through May 1, 2006, plus accrued interest. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs, is 7.0%.

On May 23, 2003, the Company redeemed its 10% Senior Notes due 2006 at an aggregate redemption price of approximately $150.1 million, including accrued interest. The Company used part of the proceeds of the 6 7/8% Senior Notes to redeem the called notes. Concurrent with the redemption, the Company recorded interest expense of approximately $1.3 million, representing unamortized discount and unamortized debt issuance costs associated with the redeemed notes.

On June 18, 2003, the Company issued $100 million principal amount of 5 7/8% Senior Notes. The notes, which are due July 1, 2013, with interest payable semi-annually, represent unsecured obligations of the Company. The Company may redeem up to 35% of the amount originally issued with the proceeds of public offerings at a redemption price equal to 105.875% of the principal amount through July 1, 2006, plus accrued interest. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs, is 5.9%.

On May 27, 2003, the Company called all of its zero coupon convertible senior notes for redemption. The call for redemption gave note holders the right to convert their notes into shares of D.R. Horton common stock. As a result, all of the notes were presented for conversion into D.R. Horton common stock, and accordingly the Company issued approximately 10 million shares of common stock in exchange for the notes. As a result of the conversion, common stock increased $0.1 million and additional capital increased $219.2 million.

On July 25, 2003, the Company redeemed its 9% Senior Notes due April 15, 2008 at an aggregate redemption price of $107.0 million, including accrued interest. The Company used the proceeds of the 5 7/8% Senior Notes and available cash to redeem the called notes. Concurrent with the redemption, the Company recorded interest expense of approximately $2.5 million, representing the difference between the redemption premium and the unamortized premium associated with the redeemed notes.

Financial Services:

The Company's mortgage subsidiary has a $230 million, one-year mortgage warehouse line payable to financial institutions, maturing February 12, 2004,at the 30-day LIBOR rate plus a fixed premium. The Company's mortgage subsidiary also has a $300 million commercial paper conduit credit facility which expires in July 2005, the terms of which are renewable annually by the sponsoring bank. The current total borrowing capacity of our mortgage subsidiary under these two credit facilities is $530 million. These two credit facilities are secured by mortgage loans held for sale and are not guaranteed by D.R. Horton, Inc. or any of the guarantors of the Senior and Senior Subordinated Notes. The interest rates of the mortgage warehouse line payable at June 30, 2003 was 2.2%. The interest rate on the commercial paper conduit facility at June 30, 2003 was 1.9%.

            D.R. HORTON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED
                 FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  June 30, 2003


NOTE F - INTEREST

The  Company   capitalizes   interest  during   development  and   construction.
Capitalized interest is charged to cost of sales as the related inventory is delivered to the home buyer. Homebuilding interest costs are (in thousands):


                                                                Three Months Ended               Nine Months Ended
                                                                     June 30,                         June 30,
                                                              ------------------------       ---------------------------
                                                                2003           2002             2003             2002
                                                              --------      ----------       ---------        ----------
Capitalized interest, beginning of period...........         $180,954       $ 124,652        $ 153,536        $  96,910
Interest incurred - homebuilding....................           62,354          58,349          179,354          141,596
Interest expensed:
     Directly - homebuilding........................           (1,703)         (1,465)          (2,057)          (5,224)
     Amortized to cost of sales.....................          (55,487)        (37,811)        (144,715)         (89,557)
                                                             --------       ---------        ---------       ----------
Capitalized interest, end of period.................         $186,118       $ 143,725        $ 186,118        $ 143,725
                                                             ========       =========        =========        =========



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


                                                                 Three Months Ended        Nine Months Ended
                                                                   June 30, 2003             June 30, 2003
                                                                 ------------------        -----------------

Warranty liability, beginning of period...................             $46,122                 $39,471
     Warranties issued....................................              10,480                  27,647
     Settlements made.....................................              (6,313)                (16,829)
                                                                        ------                 -------
Warranty liability, end of period.........................             $50,289                 $50,289
                                                                       =======                 =======

            D.R. HORTON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED
                 FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  June 30, 2003


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

                                                                       Three Months Ended             Nine Months Ended
                                                                            June 30,                       June 30,
                                                                    --------------------------      ------------------------
                                                                       2003            2002            2003          2002
                                                                       ----            ----            ----          ----
Net income, as reported........................................     $155,565        $105,940        $395,228      $268,299
Pro forma effect of expensing
    stock options (net of related tax effects).................       (1,068)           (568)         (3,204)       (1,704)
                                                                    --------        --------        --------      --------
Pro forma net income...........................................     $154,497        $105,372        $392,024      $266,595
                                                                    ========        ========        ========      ========

Reported basic net income per share............................     $   1.07        $   0.72       $    2.70      $   2.06
Pro forma effect of expensing stock options....................        (0.01)             --           (0.02)        (0.01)
                                                                    --------        --------       ---------         -----
Pro forma basic net income per share...........................     $   1.06        $   0.72       $    2.68      $   2.05
                                                                    ========        ========       =========      ========

Reported diluted net income per share..........................     $   0.99        $   0.67       $    2.62      $   1.94
Pro forma effect of expensing stock options....................          --              --            (0.02)        (0.01)
                                                                    --------        --------       ---------      --------
Pro forma diluted net income per share.........................     $   0.99        $   0.67       $    2.60      $   1.93
                                                                    ========        ========       =========      ========


NOTE I - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe that the implementation of SFAS No. 149 will have a material impact on the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company does not believe that the implementation of SFAS No. 150 will have a material impact on the Company's financial position, results of operations or cash flows.

            D.R. HORTON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED
                 FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  June 30, 2003



NOTE J - SUMMARIZED FINANCIAL INFORMATION

The 5 7/8%, 6 7/8%, 7 1/2%, 7 7/8%,  8%, 8 3/8%, 8 1/2%, 9%, 9 3/8%, and 10 1/2%
Senior Notes, and the 9 3/8%, 9 3/4% and 10 1/2% Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's direct and indirect subsidiaries (Guarantor Subsidiaries), other than financial services subsidiaries and certain other inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

                           Consolidating Balance Sheet
                                  June 30, 2003

                                                                                  Non-Guarantor
                                                                                   Subsidiaries
                                                                                 ----------------
                                                          D.R.       Guarantor   Financial           Intercompany
                                                       Horton, Inc. Subsidiaries Services    Other   Eliminations    Total
                                                      ------------  ------------ ---------  -------- ------------  ----------
                     ASSETS                                                    (In thousands)
Homebuilding:
Cash and cash equivalents ............................  $     --      $  244,810  $   --    $ 19,348  $      --    $  264,158
Advances to/investments in unconsolidated
 subsidiaries ........................................   4,716,250       307,858      --        --     (5,024,108)       --
Inventories ..........................................     874,740     4,004,432      --     118,326         (202)  4,997,296
Property and equipment (net) .........................      12,420        57,099      --       6,170         --        75,689
Earnest money deposits and other assets ..............     158,364       247,959      --      12,277         --       418,600
Excess of cost over net assets acquired ..............        --         581,230      --        --           --       581,230
                                                         ---------     ---------   -----     -------    ---------   ---------
                                                         5,761,774     5,443,388      --     156,121   (5,024,310)  6,336,973
                                                         ---------     ---------   -----     -------    ---------   ---------
Financial Services:
Cash and cash equivalents ............................        --            --      32,084      --           --        32,084
Mortgage loans held for sale .........................        --            --     525,475      --           --       525,475
Other assets .........................................        --            --      21,527      --           --        21,527
                                                        ----------    ----------   -------  -------    ----------   ---------
                                                              --                   579,086      --           --       579,086
                                                        ----------    ----------  --------  --------  -----------  ----------
Total Assets ........................................   $5,761,774    $5,443,388  $579,086  $156,121  $(5,024,310) $6,916,059
                                                        ==========    ==========  ========  ========  ===========  ==========

LIABILITIES & EQUITY
Homebuilding:
Accounts payable and other liabilities ...............  $  324,377    $  576,195  $   --    $ 17,556  $      --    $  918,128
Advances from parent/unconsolidated
 subsidiaries ........................................        --       3,034,144      --      33,708   (3,067,852)       --
Notes payable ........................................   2,602,095        38,707      --      26,188         --     2,666,990
                                                         ---------        ------    ----      ------   ----------   ---------
                                                         2,926,472     3,649,046      --      77,452   (3,067,852)  3,585,118
                                                         ---------     ---------    ----      ------   ----------   ---------
Financial Services:
Accounts payable and other liabilities ...............        --            --      12,147      --           --        12,147
Advances from parent/unconsolidated
subsidiaries .........................................        --            --      29,417      --        (29,417)       --
Notes payable ........................................        --            --     414,042      --           --       414,042
                                                         ---------     ---------   -------    ------    ---------   ---------
                                                              --            --     455,606      --        (29,417)    426,189
                                                         ---------     ---------   -------    ------    ---------   ---------
Total Liabilities ....................................   2,926,472     3,649,046   455,606    77,452   (3,097,269)  4,011,307
                                                         ---------     ---------   -------    ------   ----------   ---------

Minority interests ...................................        --            --          23    69,427         --        69,450
                                                         ---------    ----------  --------    ------   ----------   ---------
Stockholders' Equity .................................   2,835,302     1,794,342   123,457     9,242   (1,927,041)  2,835,302
                                                         ---------     ---------   -------     -----   ----------   ---------
Total Liabilities & Equity ...........................  $5,761,774    $5,443,388  $579,086  $156,121  $(5,024,310) $6,916,059
                                                        ==========    ==========  ========  ========  ===========  ==========

            D.R. HORTON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED
                 FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  June 30, 2003


NOTE J - SUMMARIZED FINANCIAL INFORMATION - (Continued)




                                             Consolidating Balance Sheet
                                                 September 30, 2002

                                                                                     Non-Guarantor
                                                                                      Subsidiaries
                                                                                    ----------------
                                                             D.R.      Guarantor    Financial           Intercompany
                                                         Horton, Inc.  Subsidiaries Services    Other   Eliminations   Total
                                                        ------------   ------------ --------- --------  ------------ ----------
                                                                                  (In thousands)

                     ASSETS
Homebuilding:
Cash and cash equivalents ............................    $      --     $   80,273  $   --    $ 11,833  $      --    $   92,106
Advances to/investments in unconsolidated
subsidiaries .........................................     4,126,233       260,725      --          68   (4,387,026)       --
Inventories ..........................................       689,111     3,566,280      --      88,048         (370)  4,343,069
Property and equipment (net) .........................        10,826        55,424      --       5,645         --        71,895
Earnest money deposits and other assets ..............       209,990       212,685      --      12,408       (4,668)    430,415
Excess of cost over net assets acquired ..............          --         579,230      --        --           --       579,230
                                                           ---------     ---------   -------   -------    ---------   ---------
                                                           5,036,160     4,754,617      --     118,002   (4,392,064)  5,516,715
                                                           ---------     ---------   -------   -------    ---------   ---------

Financial services:
Cash and cash equivalents ............................          --            --      12,238      --           --        12,238
Mortgage loans held for sale .........................          --            --     464,088      --           --       464,088
Other assets .........................................          --            --      24,486      --           --        24,486
                                                           ---------     ---------   -------    -------    ---------   --------
                                                                --            --     500,812      --           --       500,812
                                                           ---------     ---------   -------    -------    ---------   --------
Total Assets ........................................     $5,036,160    $4,754,617  $500,812  $118,002  $(4,392,064) $6,017,527
                                                          ==========    ==========  ========  ========  ===========  ==========


LIABILITIES & EQUITY
Homebuilding:
Accounts payable and other liabilities ...............    $  341,405    $  483,252  $   --    $  9,415  $       (24) $  834,048
Advances from parent/unconsolidated
subsidiaries .........................................          --       3,019,521      --      50,370   (3,069,891)       --
Notes payable ........................................     2,424,892        30,491      --      36,237       (4,644)  2,486,976
                                                           ---------     ---------   -------    -------   ---------   ---------
                                                           2,766,297     3,533,264      --      96,022   (3,074,559)  3,321,024
                                                           ---------     ---------   -------    -------   ---------   ---------
Financial services:
Accounts payable and other liabilities ...............          --            --      14,340      --           --        14,340
Advances from parent/unconsolidated
subsidiaries .........................................          --            --      25,386      --        (25,386)       --
Notes payable ........................................          --            --     391,355      --           --       391,355
                                                           ---------     ---------   -------    -------   ---------   ---------
                                                                --            --     431,081      --        (25,386)    405,695
                                                           ---------     ---------   -------    -------   ---------   ---------
Total Liabilities ....................................     2,766,297     3,533,264   431,081    96,022   (3,099,945)  3,726,719
                                                           ---------     ---------   -------    -------   ---------   ---------

Minority interests ...................................          --            --          26    20,919         --        20,945
                                                           ---------     ---------   -------    -------    ---------   ---------
Stockholders' Equity .................................     2,269,863     1,221,353    69,705     1,061   (1,292,119)  2,269,863
                                                           ---------     ---------    ------   -------    ---------   ---------
Total Liabilities & Equity ...........................    $5,036,160    $4,754,617  $500,812  $118,002  $(4,392,064) $6,017,527
                                                          ==========    ==========  ========  ========  ===========  ==========

            D.R. HORTON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED
                 FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  June 30, 2003


NOTE J - SUMMARIZED FINANCIAL INFORMATION - (Continued)



                                         Consolidating Statement of Income
                                          Three Months Ended June 30, 2003

                                                                                     Non-Guarantor
                                                                                      Subsidiaries
                                                                                   ------------------
                                                             D.R.     Guarantor    Financial            Intercompany
                                                        Horton, Inc. Subsidiaries  Services     Other   Eliminations   Total
                                                     --------------  ------------  ---------  --------- ------------ ----------
                                                                                    (In thousands)

Homebuilding:
 Revenues:
    Home sales .......................................   $   311,161   $ 1,733,481  $   --    $ 64,257  $      --    $2,108,899
    Land/lot sales ...................................         8,896        48,973      --        --           --        57,869
                                                           ---------     ---------   ------    -------    ---------   ---------
                                                             320,057     1,782,454      --      64,257         --     2,166,768
                                                           ---------     ---------   ------    -------    ---------   ---------
 Cost of sales:
    Home sales .......................................       248,997     1,380,022      --      47,351          (44)  1,676,326
    Land/lot sales .. ................................         5,472        45,033      --        --           --        50,505
                                                           ---------     ---------   ------    -------    ---------   ---------
                                                             254,469     1,425,055      --      47,351          (44)  1,726,831
                                                           ---------     ---------   ------    -------    ---------   ---------
Gross profit:
    Home sales .......................................        62,164       353,459      --      16,906           44     432,573
    Land/lot sales ...................................         3,424         3,940      --        --           --         7,364
                                                           ---------     ---------   ------    -------    ---------   ---------
                                                              65,588       357,399      --      16,906           44     439,937

 Selling, general and administrative
  expense ............................................        61,353       135,236      --       8,381        3,001     207,971
 Interest expense ....................................         1,088           847      --         630         (862)      1,703
 Other expense (income) ..............................      (247,763)       (2,836)     --       1,916      252,013       3,330
                                                           ---------     ---------   ------    -------    ---------   ---------
                                                             250,910       224,152      --       5,979     (254,108)    226,933
                                                           ---------     ---------   ------    -------    ---------   ---------

Financial services:
 Revenues ............................................          --            --      45,619      --           --        45,619
 General and administrative expense ..................          --            --      28,345      --         (3,001)     25,344
 Interest expense ....................................          --            --       1,732      --           --         1,732
 Other (income) ......................................          --            --      (5,434)     --           --        (5,434)
                                                           ---------     ---------    ------   -------    ---------   ---------
                                                                --            --      20,976      --          3,001      23,977
                                                           ---------     ---------    ------   -------    ---------   ---------
 Income before income taxes ..........................       250,910       224,152    20,976     5,979     (251,107)    250,910
 Provision for income taxes ..........................        95,345        85,174     7,975     2,272      (95,421)     95,345
                                                           ---------     ---------    ------   -------    ---------   ---------
 Net income ..........................................   $   155,565    $  138,978  $ 13,001  $  3,707  $  (155,686) $  155,565
                                                         ===========    ==========  ========  ========  ===========  ==========

            D.R. HORTON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED
                 FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  June 30, 2003


NOTE J - SUMMARIZED FINANCIAL INFORMATION - (Continued)



                                  Consolidating Statement of Income
                                   Nine Months Ended June 30, 2003

                                                                                      Non-Guarantor
                                                                                       Subsidiaries
                                                                                    -----------------
                                                             D.R.       Guarantor   Financial           Intercompany
                                                         Horton, Inc.  Subsidiaries Services   Other    Eliminations   Total
                                                         ------------  ------------ --------- --------  ------------ ----------
                                                                                  (In thousands)

Homebuilding:
 Revenues:
    Home sales .......................................    $  764,136   $ 4,650,213  $   --    $138,828   $     --    $5,553,177
    Land/lot sales ...................................        14,680       174,385      --        --           --       189,065
                                                           ---------     ---------   ------    -------    ---------   ---------
                                                             778,816     4,824,598      --     138,828         --     5,742,242
                                                           ---------     ---------   ------    -------    ---------   ---------
 Cost of sales:
    Home sales .......................................       598,123     3,727,772      --     103,960         (234)  4,429,621
    Land/lot sales ...................................        15,733       146,422      --        --           --       162,155
                                                           ---------     ---------   ------    -------    ---------   ---------
                                                             613,856     3,874,194      --     103,960         (234)  4,591,776
                                                           ---------     ---------   ------    -------    ---------   ---------
 Gross profit:
    Home sales .......................................       166,013       922,441      --      34,868          234   1,123,556
    Land/lot sales ...................................        (1,053)       27,963      --        --           --        26,910
                                                           ---------     ---------   ------    -------    ---------   ---------
                                                             164,960       950,404      --      34,868          234   1,150,466

 Selling, general and administrative
  expense ............................................       159,954       392,015      --      14,285        8,183     574,437
    Interest expense .................................         1,088           384      --       1,447         (862)      2,057
    Other expense (income) ...........................      (632,103)       (6,075)     --       3,314      637,918       3,054
                                                           ---------     ---------   ------    -------    ---------   ---------
                                                             636,021       564,080      --      15,822     (645,005)    570,918
                                                           ---------     ---------   ------    -------    ---------   ---------

Financial services:
 Revenues ............................................          --            --     123,626      --           --       123,626
 General and administrative expense ..................          --            --      77,769      --         (8,183)     69,586
 Interest expense ....................................          --            --       5,281      --           --         5,281
 Other (income) ......................................          --            --     (16,344)     --           --       (16,344)
                                                           ---------     ---------    ------   -------    ---------   ---------
                                                                --            --      56,920      --          8,183      65,103
                                                           ---------     ---------    ------   -------    ---------   ---------
 Income before income taxes ..........................       636,021       564,080    56,920    15,822     (636,822)    636,021
 Provision for income taxes ..........................       240,793       213,557    21,550     5,990     (241,097)    240,793
                                                           ---------     ---------    ------   -------    ---------   ---------
 Net income ..........................................    $  395,228    $  350,523  $ 35,370  $  9,832   $ (395,725)  $ 395,228
                                                          ==========    ==========  ========  ========   ==========   =========

            D.R. HORTON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED
                 FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  June 30, 2003


NOTE J - SUMMARIZED FINANCIAL INFORMATION - (Continued)


                                       Consolidating Statement of Income
                                       Three Months Ended June 30, 2002

                                                                                     Non-Guarantor
                                                                                       Subsidiaries
                                                                                   ------------------
                                                            D.R.        Guarantor   Financial          Intercompany
                                                         Horton, Inc. Subsidiaries  Services   Other   Eliminations    Total
                                                         -----------  ------------ ---------- -------- ------------  ----------
                                                                                (In thousands)


Homebuilding:
Revenues:
    Home sales .......................................   $   239,827   $ 1,498,052  $   --    $ 12,310  $      --    $1,750,189
    Land/lot sales ...................................         2,106        27,320      --        --           --        29,426
                                                           ---------     ---------   ------    -------    ---------   ---------
                                                             241,933     1,525,372      --      12,310         --     1,779,615
                                                           ---------     ---------   ------    -------    ---------   ---------
 Cost of sales:
    Home sales .......................................       184,347     1,221,525      --      10,237          (59)  1,416,050
    Land/lot sales ...................................         2,129        23,809      --        --           --        25,938
                                                           ---------     ---------   ------    -------    ---------   ---------
                                                             186,476     1,245,334      --      10,237          (59)  1,441,988
                                                           ---------     ---------   ------    -------    ---------   ---------
 Gross profit:
    Home sales .......................................        55,480       276,527      --       2,073           59     334,139
    Land/lot sales ...................................           (23)        3,511      --        --           --         3,488
                                                           ---------     ---------   ------    -------    ---------   ---------
                                                              55,457       280,038      --       2,073           59     337,627

 Selling, general and administrative
  expense ............................................        43,885       129,788      --       1,465        1,882     177,020
 Interest expense ....................................         1,018           446      --           1         --         1,465
 Other expense (income) ..............................      (158,949)       (2,035)     --        (132)     164,958       3,842
                                                           ---------     ---------   ------    -------    ---------   ---------
                                                             169,503       151,839      --         739     (166,781)    155,300
                                                           ---------     ---------   ------    -------    ---------   ---------

Financial services:
 Revenues ............................................          --            --      28,864      --           --        28,864
 General and administrative expense ..................          --            --      20,102      --         (1,882)     18,220
 Interest expense ....................................          --            --       1,155      --           --         1,155
 Other (income) ......................................          --            --      (4,714)     --           --        (4,714)
                                                           ---------     ---------    ------   -------    ---------   ---------
                                                                --            --      12,321      --          1,882      14,203
                                                           ---------     ---------    ------   -------    ---------   ---------
 Income before income taxes ..........................       169,503       151,839    12,321       739     (164,899)    169,503
 Provision for income taxes ..........................        63,563        56,939     4,621       276      (61,836)     63,563
                                                           ---------     ---------    ------   -------    ---------   ---------
 Net income ..........................................   $   105,940   $    94,900  $  7,700  $    463  $  (103,063) $  105,940
                                                         ===========   ===========  ========  ========  ===========  ==========

            D.R. HORTON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED
                 FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  June 30, 2003


NOTE J - SUMMARIZED FINANCIAL INFORMATION - (Continued)


                                     Consolidating Statement of Income
                                      Nine Months Ended June 30, 2002

                                                                                     Non-Guarantor
                                                                                      Subsidiaries
                                                                                   -----------------
                                                             D.R.     Guarantor    Financial           Intercompany
                                                         Horton, Inc. Subsidiaries Services    Other   Eliminations     Total
                                                         -----------  ------------ ---------  -------  ------------   ----------
                                                                                 (In thousands)

Homebuilding:
 Revenues:
    Home sales .......................................   $   641,378  $  3,720,591 $    --    $ 48,315  $      --    $4,410,284
    Land/lot sales ...................................         3,566        76,933      --        --           --        80,499
                                                           ---------     ---------   ------    -------    ---------   ---------
                                                             644,944     3,797,524      --      48,315         --     4,490,783
                                                           ---------     ---------   ------    -------    ---------   ---------
 Cost of sales:
    Home sales .......................................       502,674     3,031,487      --      39,903         (274)  3,573,790
    Land/lot sales ...................................         2,634        67,414      --        --           --        70,048
                                                           ---------     ---------   ------    -------    ---------   ---------
                                                             505,308     3,098,901      --      39,903         (274)  3,643,838
                                                           ---------     ---------   ------    -------    ---------   ---------
 Gross profit:
    Home sales .......................................       138,704       689,104      --       8,412          274     836,494
    Land/lot sales ...................................           932         9,519      --        --           --        10,451
                                                           ---------     ---------   ------    -------    ---------   ---------
                                                             139,636       698,623      --       8,412          274     846,945

 Selling, general and administrative
  expense ............................................       116,930       318,241      --       4,772        4,988     444,931
 Interest expense ....................................         3,929         1,292      --          13          (10)      5,224
 Other expense (income) ..............................      (410,501)       (3,909)     --       6,257      412,141       3,988
                                                           ---------     ---------   ------    -------    ---------   ---------
                                                             429,278       382,999      --      (2,630)    (416,845)    392,802
                                                           ---------     ---------   ------    -------    ---------   ---------

Financial services:
 Revenues ............................................          --            --      77,651      --           --        77,651
 General and administrative expense ..................          --            --      53,249      --         (4,988)     48,261
 Interest expense ....................................          --            --       3,490      --           --         3,490
 Other (income) ......................................          --            --     (10,576)     --           --       (10,576)
                                                           ---------     ---------    ------   -------    ---------   ---------
                                                                --            --      31,488      --          4,988      36,476
                                                           ---------     ---------    ------   -------    ---------   ---------
 Income before income taxes ..........................       429,278       382,999    31,488    (2,630)    (411,857)    429,278
 Provision for income taxes ..........................       160,979       143,624    11,809      (987)    (154,446)    160,979
                                                           ---------     ---------    ------   -------    ---------   ---------
 Net income ..........................................   $   268,299  $    239,375 $  19,679  $ (1,643) $  (257,411) $  268,299
                                                         ===========  ============ =========  ========  ===========  ==========


            D.R. HORTON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED
                 FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  June 30, 2003


NOTE J - SUMMARIZED FINANCIAL INFORMATION - (Continued)


                                     Consolidating Statement of Cash Flows
                                        Nine Months Ended June 30, 2003

                                                                                     Non-Guarantor
                                                                                      Subsidiaries
                                                                                    ----------------
                                                             D.R.      Guarantor    Financial           Intercompany
                                                         Horton, Inc.  Subsidiaries Services   Other    Eliminations    Total
                                                         ------------  ------------ --------- -------   ------------  ---------
                                                                                  (In thousands)
OPERATING ACTIVITIES
 Net income ..........................................    $  395,228   $   350,523  $ 35,370  $  9,832   $ (395,725)  $ 395,228
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization ......................         5,592        21,764     1,317     1,368         --        30,041
  Amortization of debt premiums and fees .............         5,848          --        --        --           --         5,848
  Changes in operating assets and liabilities:
   (Increase) decrease in inventories ................      (160,569)     (396,464)     --      11,447         (168)   (545,754)
   (Increase) decrease in earnest money
    deposits and other assets ........................        55,911       (33,440)    3,027       131       (4,668)     20,961
  Increase in mortgage loans held for sale ...........          --            --     (61,387)     --           --       (61,387)
  Increase (decrease) in accounts payable
    and other liabilities ............................       (16,780)       92,943    (2,196)   14,924           24      88,915
                                                           ---------     ---------    ------   -------    ---------   ---------
 Net cash provided by (used in) operating
  activities .........................................       285,230        35,326   (23,869)   37,702     (400,537)    (66,148)
                                                           ---------     ---------    ------   -------    ---------   ---------
INVESTING ACTIVITIES
 Net purchases of property and equipment .............        (4,528)      (23,439)   (1,385)   (1,893)        --       (31,245)
                                                           ---------     ---------    ------   -------    ---------   ---------
 Net cash used in investing activities ...............        (4,528)      (23,439)   (1,385)   (1,893)        --       (31,245)
                                                           ---------     ---------    ------   -------    ---------   ---------
FINANCING ACTIVITIES
 Net change in notes payable .........................       339,422        (9,805)   22,687   (11,909)        --       340,395
 Increase (decrease) in intercompany advances.........      (569,020)      162,455    22,413   (16,385)     400,537        --
 Purchase of treasury stock ..........................       (29,522)         --        --        --           --       (29,522)
 Proceeds from stock associated with certain
  employee benefit plans .............................         7,645          --        --        --           --         7,645
 Cash dividends paid .................................       (29,227)         --        --        --           --       (29,227)
                                                           ---------     ---------    ------   -------    ---------   ---------
 Net cash provided by (used in) financing
  activities .........................................      (280,702)      152,650    45,100   (28,294)     400,537     289,291
 Increase in cash ....................................          --         164,537    19,846     7,515         --       191,898
 Cash at beginning of period .........................          --          80,273    12,238    11,833         --       104,344
                                                           ---------     ---------    ------   -------    ---------   ---------
 Cash at end of period ...............................    $     --      $  244,810  $ 32,084  $ 19,348   $     --    $  296,242
                                                          ==========    ==========  ========  ========   ==========  ==========


            D.R. HORTON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED
                 FINANCIAL STATEMENTS (Unaudited) - (Continued)
                                  June 30, 2003


NOTE J - SUMMARIZED FINANCIAL INFORMATION - (Continued)


                                    Consolidating Statement of Cash Flows
                                       Nine Months Ended June 30, 2002

                                                                                     Non-Guarantor
                                                                                      Subsidiaries
                                                                                    -----------------
                                                             D.R.      Guarantor    Financial           Intercompany
                                                          Horton, Inc. Subsidiaries  Services   Other   Eliminations   Total
                                                          -----------  ------------ --------- --------  ------------  --------
                                                                                  (In thousands)

Net income ...........................................    $  268,299   $   239,375  $ 19,679  $ (1,643)  $(257,411)  $ 268,299
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization ......................         3,065        14,075     1,102       379         --        18,621
  Amortization of debt premiums and fees .............         5,991          --        --        --           --         5,991
  Changes in operating assets and liabilities:
    Increase in inventories ..........................      (115,340)     (150,207)     --     (46,220)          (6)   (311,773)
    Increase in earnest money deposits
     and other assets ................................       (19,419)       (8,916)   (2,068)   (2,281)      (5,590)    (38,274)
    Increase in mortgage loans held for sale .........          --            --     (65,660)     --           --       (65,660)
    Increase (decrease) in accounts payable
     and other liabilities ...........................       (30,740)      (96,768)      682    16,198           38    (110,590)
                                                           ---------     ---------    ------   -------    ---------   ---------
  Net cash provided by (used in) operating
   activities ........................................       111,856        (2,441)  (46,265)  (33,567)    (262,969)   (233,386)
                                                           ---------     ---------    ------   -------    ---------   ---------
INVESTING ACTIVITIES
  Net purchases of property and equipment ............        (4,014)      (21,317)   (1,908)     (916)        --       (28,155)
  Distributions from venture capital entities ........          --            --        --         250         --           250
  Net cash paid for acquisitions .....................          --        (152,662)     --        --           --      (152,662)
                                                           ---------     ---------    ------   -------    ---------   ---------
  Net cash used in investing activities ..............        (4,014)     (173,979)   (1,908)     (666)        --      (180,567)
                                                           ---------     ---------    ------   -------    ---------   ---------
FINANCING ACTIVITIES
  Net change in notes payable ........................       478,331      (266,436)   21,989    (3,897)       5,551     235,538
  Increase (decrease) in intercompany advances........      (581,235)      469,448    32,378    46,856       32,553        --
  Proceeds from stock associated with certain
    employee benefit plans ...........................        12,380          --        --        --           --        12,380
  Cash dividends/distributions paid ..................       (17,318)     (224,865)     --        --        224,865     (17,318)
                                                           ---------     ---------    ------   -------    ---------   ---------
  Net cash provided by (used in) financing
    activities .......................................      (107,842)      (21,853)   54,367    42,959      262,969     230,600
                                                           ---------     ---------    ------   -------    ---------   ---------
  Increase (decrease) in cash ........................          --        (198,273)    6,194     8,726         --      (183,353)
  Cash at beginning of period ........................          --         230,481     6,975     1,824         --       239,280
                                                           ---------     ---------    ------   -------    ---------   ---------
  Cash at end of period ..............................   $      --     $    32,208  $ 13,169  $ 10,550   $     --     $  55,927
                                                         ===========   ===========  ========  ========   ==========   =========


                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES

We believe that there have been no significant changes to our critical accounting policies during the nine months ended June 30, 2003, as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended September 30, 2002.

RESULTS OF OPERATIONS - CONSOLIDATED

We provide homebuilding services in 20 states and 44 markets through our 47 homebuilding divisions. Through our financial services operations, we also provide mortgage banking and title agency services in many of these same markets. On February 21, 2002, Schuler Homes, Inc. ("Schuler") merged into D.R. Horton, Inc., with D.R. Horton continuing as the surviving corporation.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Consolidated revenues for the three months ended June 30, 2003, increased 22.3%, to $2,212.4 million, from $1,808.5 million for the comparable period of 2002, due to increases in both homebuilding and financial services revenues.

Income before income taxes for the three months ended June 30, 2003, increased 48.0%, to $250.9 million, from $169.5 million for the comparable period of 2002. As a percentage of revenues, income before income taxes for the three months ended June 30, 2003, increased 1.9 percentage points, to 11.3% from 9.4% for the comparable period of 2002, primarily due to the effects of purchase accounting adjustments related to the Schuler acquisition in the three months ended June 30, 2002.

The consolidated provision for income taxes increased 50.0%, to $95.3 million for the three months ended June 30, 2003, from $63.6 million for the same period of 2002, due to the corresponding increase in income before income taxes and an increase in the effective income tax rate. The effective income tax rate for the three months ended June 30, 2003 increased to 38.0%, from 37.5% for the comparable period of 2002, due primarily to increases in pre-tax income in states with higher tax rates.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

Consolidated revenues for the nine months ended June 30, 2003, increased 28.4%, to $5,865.9 million, from $4,568.4 million for the comparable period of 2002, due to increases in both homebuilding and financial services revenues. Approximately $498.8 million of the increase in homebuilding revenues was attributable to revenues generated by Schuler prior to the February 21, 2003 anniversary date of the acquisition.

Income before income taxes for the nine months ended June 30, 2003, increased 48.2%, to $636.0 million, from $429.3 million for the comparable period of 2002. As a percentage of revenues, income before income taxes for the nine months ended June 30, 2003, increased 1.4 percentage points, to 10.8% from 9.4% for the comparable period of 2002, primarily due to the effects of purchase accounting adjustments related to the Schuler acquisition in the nine months ended June 30, 2002.

The consolidated provision for income taxes increased 49.6%, to $240.8 million for the nine months ended June 30, 2003, from $161.0 million for the same period of 2002, due to the corresponding increase in income before income taxes and an increase in the effective income tax rate. The effective income tax rate for the nine months ended June 30, 2003 increased to 37.9%, from 37.5% for the comparable period of 2002, due primarily to increases in pre-tax income in states with higher tax rates.
                                      -20-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables set forth certain operating and financial data for our homebuilding activities ($ in millions):

                                        Percentages of Homebuilding Revenues
                                      ---------------------------------------
                                      Three Months Ended    Nine Months Ended
                                          June 30,               June 30,
                                      ------------------    -----------------
                                        2003       2002       2003       2002
                                        ----       ----       ----       ----
   Costs and expenses:
   Cost of sales ................       79.7%      81.0%      80.0%      81.2%
   Selling, general and
      administrative expense.....        9.6        9.9       10.0        9.9
   Interest expense .............        0.1        0.1       --          0.1
                                         ---        ---       ----        ---
   Total costs and expenses .....       89.4       91.0       90.0       91.2
   Other expense ................        0.1        0.3        0.1        0.1
                                         ---        ---        ---        ---
   Income before income taxes ...       10.5%       8.7%       9.9%       8.7%
                                        ====        ===        ===        ===

Homes Closed                           Three Months Ended June 30,               Nine Months Ended June 30,
------------                           ---------------------------               --------------------------
                                      2003                  2002                2003                     2002
                                -----------------   ------------------    -------------------     -------------------
                                 Homes                Homes               Homes                    Homes
                                Closed   Revenues    Closed   Revenues    Closed    Revenues       Closed   Revenues
                                ------   --------    ------   --------   ------     --------       ------   --------
Mid-Atlantic ...............       833   $  175.0       788    $ 167.3      2,241   $   463.7       2,016   $   431.0
Midwest ....................       468      118.2       472      119.4      1,335       335.3       1,323       333.5
Southeast ..................     1,099      194.8       838      139.1      3,025       519.8       2,516       429.7
Southwest ..................     3,581      607.7     3,062      516.4      9,938     1,677.9       7,971     1,352.9
West .......................     3,024    1,013.2     2,717      808.0      7,868     2,556.5       6,381     1,863.2
                                 -----   --------     -----   --------      -----     -------       -----     -------
                                 9,005   $2,108.9     7,877   $1,750.2     24,407   $ 5,553.2      20,207   $ 4,410.3
                                 =====   ========     =====   ========     ======   =========      ======   =========

Net New Sales Orders                   Three Months Ended June 30,              Nine Months Ended June 30,
--------------------                   ---------------------------              --------------------------
                                       2003                2002                2003                    2002
                                 ---------------   ------------------    ------------------     ------------------

                                 Homes               Homes                Homes                 Homes
                                 Sold      $         Sold        $        Sold        $         Sold          $
                                ------  --------   -------    -------    -------   --------     -------    --------
Mid-Atlantic ...............       952  $  216.1       960   $  201.3     2,666   $   577.1       2,471   $   512.0
Midwest ....................       503     138.0       543      126.8     1,454       385.6       1,394       341.1
Southeast ..................     1,213     237.7       976      161.9     3,314       623.0       2,680       438.6
Southwest ..................     4,317     715.5     3,520      590.5    11,561     1,924.6       9,537     1,583.7
West .......................     3,826   1,311.1     3,066      954.1     9,616     3,246.0       6,744     2,014.1
                                 -----   -------     -----    -------    ------     -------       -----     -------
                                10,811  $2,618.4     9,065   $2,034.6    28,611   $ 6,756.3      22,826   $ 4,889.5
                                ======  ========     =====   ========    ======   =========      ======   =========

     Sales  Backlog                                    June 30, 2003               June 30, 2002
     --------------                                ---------------------       ---------------------
                                                    Homes          $            Homes          $
                                                   -------    ----------       -------     ---------
     Mid-Atlantic..............................     1,678     $   378.3         1,277      $   271.3
     Midwest...................................     1,035         288.9           989          270.4
     Southeast.................................     1,958         377.9         1,628          262.4
     Southwest.................................     6,809       1,134.4         5,868          984.4
     West......................................     5,421       1,848.9         3,824        1,159.7
                                                    -----       -------         -----        -------
                                                   16,901      $4,028.4        13,586       $2,948.2
                                                   ======      ========        ======       ========

                                      -21-

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

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues from homebuilding activities increased 21.8%, to $2,166.8 million (9,005 homes closed) for the three months ended June 30, 2003, from $1,779.6 million (7,877 homes closed) for the comparable period of 2002. Revenues from home sales increased in four of our five market regions, with percentage increases ranging from 4.6% in the Mid-Atlantic region to 40.1% in the Southeast region. Home sales revenues declined 1.0% in the Midwest region. The increases in both revenues and homes closed were due to strong housing demand throughout the majority of our markets. Revenues from the sale of land and lots increased by $28.4 million, to $57.9 million in the three months ended June 30, 2003.

The average selling price of homes closed during the three months ended June 30, 2003 was $234,200, up 5.4% from $222,200 for the same period in 2002. The increase in average selling price was due primarily to increases in average selling prices of homes closed in the West and Southeast regions of 12.7% and 6.9%, respectively.

The value of net new sales orders increased 28.7%, to $2,618.4 million (10,811 homes) for the three months ended June 30, 2003, from $2,034.6 million (9,065 homes) for the same period of 2002. The value of net new sales orders increased in all five market regions, with percentage increases ranging from 7.3% in the Mid-Atlantic region to 46.9% in the Southeast region. The increases in both net new sales orders and their value were due to strong housing demand throughout the majority of our markets. The average price of a net new sales order in the three months ended June 30, 2003 was $242,200, up 7.9% from the $224,400 average in the comparable period of 2002. Increases in the average amounts of new sales orders occurred in four of our five market regions, ranging from 8.2% in the Mid-Atlantic region to 18.2% in the Southeast region. In the Southwest region, we refocused our marketing efforts on entry-level home buyers in selected Texas markets and in Phoenix. As a result, we sold 22.6% more homes in the three months ended June 30, 2003, than in the comparable period of 2002, but the average amount of each sales order declined 1.2%, to $165,700.

At June 30, 2003, the value of our backlog of sales orders was $4,028.4 million (16,901 homes), up 36.6% from $2,948.2 million (13,586 homes) at June 30, 2002.
The value of our backlog of sales orders increased in all five of our market regions, with percentage increases ranging from 6.8% in the Midwest region to 59.4% in the West region. The average sales price of homes in sales backlog was $238,400 at June 30, 2003, up 9.9% from the average price of $217,000 at June 30, 2002. The West region, with the highest average prices in the Company, was the primary cause of the overall increase in average price of homes in backlog at June 30, 2003.

Cost of sales increased by 19.8%, to $1,726.8 million for the three months ended June 30, 2003, from $1,442.0 million for the comparable period of 2002. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues decreased
1.4 percentage points to 79.5% for the three months ended June 30, 2003, from 80.9% for the comparable period of 2002. A significant portion of costs associated with the sales of inventory acquired in the Schuler acquisition, with lower gross margins as a result of purchase accounting adjustments that increased the acquired inventory to its fair value as of the date of acquisition, was recognized in the three months ended June 30, 2002. For the same reason, total homebuilding cost of sales as a percentage of total homebuilding revenues decreased 1.3 percentage points, to 79.7% in the three months ended June 30, 2003, from 81.0% in the comparable period of 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 17.5%, to $208.0 million in the three months ended June 30, 2003, from $177.0 million in the comparable period of 2002. As a percentage of homebuilding revenues, SG&A expenses decreased 0.3 percentage points, to 9.6% for the three months ended June 30, 2003, from 9.9% in the comparable period of 2002, due primarily to the continued success of our cost containment efforts and the increased revenues that absorb the fixed elements of overhead.

Interest expense associated with homebuilding activities increased 16.2% , to $1.7 million in the three months ended June 30, 2003, from $1.5 million in the comparable period of 2002. During the three months ended June 30, 2003, average inventory under construction or development consistently exceeded the average amounts of interest-bearing debt. We follow a policy of capitalizing only the incurred interest and other financial costs that are associated with inventory under construction or development. Therefore, except for the $1.3 million in unamortized discount and issuance costs associated with the retire-ment of the 10% senior notes we redeemed in May 2003, we capitalized to inventory virtually all of the homebuilding interest and other financing costs we incurred in the three months ended June 30, 2003. Capitalized interest and other financing costs are included in cost of sales at the time homes are closed.

Other expense associated with homebuilding activities was $3.3 million in the three months ended June 30, 2003, compared to $3.8 million in the comparable period of 2002. Other expense in both quarters was primarily due to decreases in the fair value of our interest rate swap agreements.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

Revenues from homebuilding activities increased 27.9%, to $5,742.2 million (24,407 homes closed) for the nine months ended June 30, 2003, from $4,490.8 million (20,207 homes closed) for the comparable period of 2002. Revenues from home sales increased in all of the Company's five market regions, with percentage increases ranging from 0.5% in the Midwest region to 37.2% in the West region. The increases in total homebuilding revenues and revenues from home sales were due to strong housing demand throughout the majority of our markets, and the acquisition of Schuler. Excluding the activities of Schuler prior to the February 21, 2003 anniversary date of the acquisition, home sales revenues increased 15.1% to $5,075.1 million (22,883 homes closed) for the nine months ended June 30, 2003, from $4,410.3 million (20,207 homes closed) for the comparable period of 2002. Revenues from the sale of land and lots increased to $189.1 million, from $80.5 million in the nine months ended June 30, 2003.

The average selling price of homes closed during the nine months ended June 30, 2003 was $227,500, up 4.2% from $218,300 for the same period in 2002. The increase in average selling price was primarily due to the Schuler acquisition. Schuler's operations are concentrated on the West Coast and in Hawaii, where average home selling prices are significantly higher than in the rest of the United States.

The value of net new sales orders increased 38.2%, to $6,756.3 million (28,611 homes) for the nine months ended June 30, 2003, from $4,889.5 million (22,826 homes) for the same period of 2002. The value of net new sales orders increased in all of the Company's five market regions, with percentage increases ranging from 12.7% in the Mid-Atlantic region to 61.2% in the West region. Excluding the activities of Schuler prior to the February 21, 2003 anniversary date of the acquisition, the value of net new sales orders increased 23.7%, to $6,046.9 million (26,592 homes) for the nine months ended June 30, 2003, from $4,889.5 million (22,826 homes) for the comparable period of 2002. The average price of a net new sales orders in the nine months ended June 30, 2003 was $236,100, up 10.2% over the $214,200 average in the nine months ended June 30, 2002, due to increased sales orders in the West region, which has the highest average selling price of all our regions.

Cost of sales increased 26.0%, to $4,591.8 million for the nine months ended June 30, 2003, from $3,643.8 million for the comparable period of 2002. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues decreased
1.2 percentage points, to 79.8% for the nine months ended June 30, 2003, from 81.0% for the comparable period of 2002. A significant portion of costs associated with the sales of inventory acquired in the Schuler acquisition, with lower gross margins as a result of purchase accounting adjustments
                                      -23-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



that increased the acquired inventory to its fair value as of the date of acquisition, was recognized in the nine months ended June 30, 2002. For the same reason, total homebuilding cost of sales as a percentage of total homebuilding revenues decreased 1.2 percentage points, to 80.0% in the nine months ended June 30, 2003, from 81.2% in the comparable period of 2002.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 29.1%, to $574.4 million in the nine months ended June 30, 2003, from $444.9 million in the comparable period of 2002. As a percentage of homebuilding revenues, SG&A expenses for the nine months ended June 30, 2003 were consistent with the comparable period of 2002, increasing to 10.0% of revenues from 9.9% in the year earlier period.

Interest expense associated with homebuilding activities decreased to $2.1 million in the nine months ended June 30, 2003, from $5.2 million in the comparable period of 2002. During the nine months ended June 30, 2003, average inventory under struction or development consistently exceeded the average amounts of interest-bearing debt. We follow a policy of capitalizing only the incurred interest and other financing costs that are associated with inventory under construction or development. Therefore, except for the $1.3 million in unamortized discount and issuance costs associated with the retirement of the 10% senior notes we redeemed in May 2003, we capitalized to inventory virtually all of the homebuilding interest and other financing costs we incurred in the nine months ended June 30, 2003. Capitalized interest and other financing costs are included in cost of sales at the time homes are closed.

Other expense associated with homebuilding activities was $3.1 million in the nine months ended June 30, 2003, compared to $4.0 million in the comparable period of 2002. The expense in both periods was primarily due to write-downs to estimated fair value of the carrying amounts of our investments in start-up and emerging growth companies and the decline in the fair value of our interest rate swap agreements during the periods.

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

                                                                         Three Months Ended          Nine Months Ended
                                                                             June 30,                      June 30,
                                                                        2003          2002          2003           2002
                                                                        ----          ----          ----           ----
                                                                                      ($ in thousands)
Number of loans originated....................................           7,720         5,134         20,322         13,581
                                                                      --------      --------       --------       --------
Loan origination fees.........................................        $  8,909      $  5,884       $ 22,841       $ 14,702
Sale of servicing rights and gains from sale of mortgages.....          22,528        13,485         63,708         37,785
Other revenues................................................           5,062         2,144         12,570          6,777
                                                                      --------      --------       --------       --------
Total mortgage banking revenues...............................          36,499        21,513         99,119         59,264
Title policy premiums, net....................................           9,120         7,351         24,507         18,387
                                                                      --------      --------       --------       --------
Total revenues................................................          45,619        28,864        123,626         77,651
General and administrative expense............................          25,344        18,220         69,586         48,261
Interest expense..............................................           1,732         1,155          5,281          3,490
Interest/other (income).......................................          (5,434)       (4,714)       (16,344)       (10,576)
                                                                      --------      --------       --------       --------
Income before income taxes....................................        $ 23,977      $ 14,203       $ 65,103       $ 36,476
                                                                      ========      ========       ========       ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues from financial services increased 58.0%, to $45.6 million in the three months ended June 30, 2003, from $28.9 million in the comparable period of 2002. The increase in financial services revenues was due to the rapid expansion of our mortgage loan and title services provided to customers of our homebuilding segment. General and administrative expenses associated with financial services increased 39.1%, to $25.3 million in the three months ended June 30, 2003, from $18.2 million in the comparable period of 2002. As a percentage of financial services revenues, general and administrative expenses decreased 7.5 percentage points, to 55.6% in the three months ended June 30, 2003, from 63.1% in the comparable period in 2002, due primarily to efficiencies realized with the increase in revenues in markets entered in 2002.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

Revenues from financial services increased 59.2%, to $123.6 million in the nine months ended June 30, 2003, from $77.7 million in the comparable period of 2002. The increase in financial services revenues was due to the rapid expansion of the Company's mortgage loan and title services provided to customers of the Company's homebuilding segment. General and administrative expenses associated with financial services increased 44.2%, to $69.6 million in the nine months ended June 30, 2003, from $48.3 million in the comparable period of 2002. As a percentage of financial services revenues, general and administrative expenses decreased by 5.9 percentage points, to 56.3% in the nine months ended June 30, 2003, from 62.2% in the comparable period in 2002, due primarily to efficiencies realized with the increase in revenues in markets entered in 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, we had available cash and cash equivalents of $296.2 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land), at June 30, 2003, had increased by $654.2 million since September 30, 2002, due to a general increase in business activity and the expansion of operations in our market areas. The inventory increase was financed largely by issuing senior notes and by retaining earnings. Our revolving credit facility had no amounts outstanding at either June 30, 2003 or September 30, 2002. Our ratio of homebuilding notes payable (net of cash) to total capital at June 30, 2003 decreased 5.4 percentage points, to 45.9% from 51.3% at September 30, 2002. The stockholders' equity to total assets ratio increased 3.3 percentage points, to 41.0% at June 30, 2003, from 37.7% at September 30, 2002.

We have an $805 million, unsecured revolving credit facility, including $250 million which may be used for letters of credit. As of June 30, 2003, the letters of credit limit was $125 million and increased to $250 million on August 5, 2003. The facility matures in January 2006, and is guaranteed by substantially all of our wholly-owned subsidiaries other than those that make up our financial services segment. At June 30, 2003, we had outstanding homebuilding debt of $2,667.0 million. Under the debt covenants associated with the revolving credit facility, our additional borrowing capacity under it is limited to the lesser of the unused portion of the facility, $694.7 million at June 30, 2003, or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the sum of our senior debt and the amount drawn under our revolving credit facility may not exceed certain percentages of the various categories of our unencumbered inventory. At June 30, 2003, the borrowing base arrangement would have limited our additional borrowing capacity from any source to $1,601.1 million. At June 30, 2003, we were in compliance with all of the covenants, limitations and restrictions that form a part of our public debt obligations and our bank revolving credit facility. We have entered into multi-year interest rate swap agreements, aggregating a notional amount of $200 million, that have the effect of fixing the interest rate on a portion of the variable rate revolving credit facility at 5.1%.

In the normal course of business, we provide standby letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At June 30, 2003, outstanding standby letters of credit and performance bonds, the majority of which mature in less than one year, were $133.0 million and $1,074.1 million, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


At June 30, 2003, our financial services segment had mortgage loans held for sale of $525.5 million and loan commitments for $480.7 million at fixed rates. We hedge the interest rate risk on these mortgage loans and mortgage loan commitments through the use of best-efforts whole loan delivery commitments, forward sales of mortgage-backed securities and the infrequent purchase of options on financial instruments. We record gains or losses related to such hedging instruments in other income as their market values change. Such gains and losses have not significantly affected our financial services results of operations.

Currently, our wholly-owned mortgage company has a mortgage warehouse loan facility in the amount of $230 million which matures on February 12, 2004, and which is secured by certain mortgage loans held for sale. The mortgage warehouse facility is not guaranteed by either the parent company or any of the subsidiaries that guarantee our homebuilding debt and is expected to be renewed at maturity in the ordinary course of business. At June 30, 2003, $214.0 million had been drawn under the mortgage warehouse facility. Our wholly-owned mortgage company completed a $100 million mortgage-backed commercial paper conduit facility (the "CP conduit facility") in July 2002. The CP conduit facility was increased to $200 million in November 2002, and to $300 million on July 25, 2003. Although the current agreement governing the CP conduit facility expires on June 29, 2006, maintenance of the facility beyond the first (and subsequent) anniversary date(s) must be annually approved by the sponsoring bank. The CP conduit facility is also secured by certain mortgage loans held for sale and is not guaranteed by either the parent company or any of the subsidiaries that guarantee our homebuilding debt. As of June 30, 2003, $200.0 million had been drawn under the CP conduit facility. The mortgage loans pledged to secure the CP conduit facility are used as collateral for mortgage-backed securities sold in the secondary commercial paper markets at rates that are more attractive than those applicable to the mortgage warehouse facility. All mortgage company activities are financed with the mortgage warehouse facility, the CP conduit facility or internally generated funds. Both of the financial services' credit facilities contain financial covenants with which we are in compliance.

Our historical strategy of internal growth and growth by acquisition has required significant amounts of cash. It is anticipated that future home construction, lot and land purchases and acquisitions will be funded through internally generated funds, existing and future credit facilities and the issuance of new debt or equity securities. Under a currently effective shelf registration statement, we have approximately 15 million shares of common stock issuable to effect, in whole or in part, possible future acquisitions. Under another effective shelf registration statement, we have, at June 30, 2003, the capacity to issue new debt or equity securities amounting to $485 million. In the future, the Company intends to continue to maintain effective shelf registration statements that will facilitate access to the capital markets.

On December 3, 2002, we issued $215 million of 7 1/2% senior notes due 2007. The net proceeds from this offering were used to repay borrowings under the unsecured revolving credit facility. These notes are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.

On April 17, 2003, we issued $200 million of 6 7/8% senior notes due 2013. The majority of the net proceeds from this offering were used to redeem the approximately $148.5 million aggregate principal amount outstanding of our 10% senior notes due 2006, at a redemption price of 100% of the principal amount. These notes are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.

On June 18, 2003, we issued $100 million of 5 7/8% senior notes due 2013.The net proceeds from this offering were used to redeem the approximately $100 million aggregate principal amount outstanding of our 9% senior notes due 2008. These notes were called for full redemption on June 25, 2003 and redeemed on July 25, 2003, at a redemption price of 104.5% of the principal amount, together with accrued and unpaid interest thereon to the redemption date. The 5 7/8% senior notes due 2013 are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



On May 27, 2003, we called the zero coupon convertible senior notes for redemption. The call for redemption gave the note holders the right to convert their notes into shares of our common stock. As a result, all of the notes were presented by June 26, 2003, for conversion into D.R. Horton common stock, and accordingly we issued approximately 10 million shares of common stock in exchange for the notes.

In the nine months ended June 30, 2003, we repurchased 1,672,500 shares of our common stock in open market purchases at an aggregate purchase price of $29.5 million. In July 2003, we purchased an additional 173,000 shares at an aggregate price of $4.9 million. On July 31, 2003, our Board of Directors increased the authorizations for repurchases of our common stock to $200 million and of our outstanding debt securities to an additional $200 million.

On April 28, 2003, we, at the direction of our Board of Directors, declared a quarterly cash dividend of $0.07 per common share, which was paid on May 20, 2003 to stockholders of record on May 13, 2003.

At  June 30, 2003, except   for  ordinary   expenditures  for  the  construction
of homes and the acquisition and development of land and lots, we had no material commitments for capital expenditures.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides guidance for the financial accounting and reporting of interests in certain variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain business entities that either have equity investors with no voting rights or have equity investors that do not provide sufficient financial resources for the entities to support their activities. FIN 46 requires consolidation of such entities by any company that is subject to a majority of the risk of loss from the entities' activities or is entitled to receive a majority of the entities' residual returns or both. Furthermore, disclosures about significant interests in variable interest entities are required  even  if  the  company  is  not  required  to  consolidate  them.  The consolidation requirements of FIN 46 are currently effective for all interests in variable interest entities created after January 31, 2003, and will be effective for all interests in variable interest entities created before February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003.

In the ordinary course of our business we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Under such option purchase contracts we will fund a stated deposit in consideration for the right to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, most of our option deposits are non-refundable. Certain non-refundable deposits are deemed to create a variable interest in a variable interest entity under the requirements of FIN 46. As such, certain of our option purchase contracts result in the acquisition of a variable interest in the entity holding the land parcel under option. Our maximum exposure to loss associated with such variable interest entities is limited to the amount of our option deposit.

In accordance with the implementation requirements of FIN 46, we have evaluated all of our interests in variable interest entities created after January 31, 2003 and have begun our evaluation of our variable interests created prior to February 1, 2003. Based upon our evaluations to date, we have consolidated certain variable interest entities from which we are purchasing lots under option contracts. The consolidation of these entities added $41.7 million in inventory and minority interests to our balance sheet at June 30, 2003. Our obligations related to these lot option contracts are guaranteed by performance letters of credit totaling $17.3 million. Creditors, if any, of these variable interest entities have no recourse against us.

We will complete the evaluations of all of our interests in variable interest entities by September 30, 2003. Based on the results of evaluations completed through June 30, 2003, we believe that FIN 46 will not materially affect our financial position, results of operations or cash flows.

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

Our interest rate swaps were not designated as hedges under Statement of Financial Accounting Standards No. 133 when it was adopted on October 1, 2000. We are exposed to market risk associated with changes in the fair values of the swaps and any such changes are reflected in our income statements.

Our financial services segment is exposed to interest rate risk associated with its mortgage loan origination services. Mortgage loans are funded at fixed interest rates before they are committed to specific investors and interest rate lock commitments (IRLC's) are extended to borrowers who have applied for loan funding and who meet certain defined credit and underwriting criteria. Forward sales of mortgage-backed securities are designated as fair value hedges of the risk of changes in the overall fair value of funded loans. Accordingly, changes in the value of the derivative instruments are recognized in current earnings, as are the changes in the value of the funded loans. The effectiveness of the fair value hedge is continuously monitored and any ineffectiveness, which for the three and nine month periods ended June 30, 2003 and 2002, was not significant, is recognized in current earnings. The IRLC's are classified and accounted for as non- designated derivative instruments with gains and losses recorded in current earnings. Interest rate risk associated with IRLC's is managed through the use of best-efforts whole loan delivery commitments, forward sales of mortgage-backed securities and the infrequent purchase of options on financial instruments. These instruments are considered non- designated derivatives and are accounted for at fair market value with gains and losses recorded in current earnings. At June 30, 2003, total forward sales of mortgage backed securities to mitigate interest rate risk related to uncommitted mortgage loans held for sale and IRLC's were approximately $284.0 million, the duration of which was less than nine months.

The following table shows, as of June 30, 2003, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table shows the notional amounts, weighted average interest rates and estimated fair market value of our interest rate swaps.


                           Three Months               Year ended September 30,                           Fair
                              ended      -------------------------------------------------               market
                           September 30,                                                                value at
                               2003      2004      2005       2006      2007    Thereafter    Total     6/30/03
                               ----      ----      ----       ----      ----    ----------    -----     -------
                                                            ($'s in millions)
Debt:
  Fixed rate ...............  $ 117.1    $ 199.3   $ 220.5   $   6.1   $   1.9   $ 2,087.0   $ 2,631.9   $ 2,863.8
  Average interest rate ....     8.34%      8.36%    10.51%     7.41%     6.15%       8.34%       8.52%       --
  Variable rate ............  $ 432.2    $   4.7      --        --        --          --     $   436.9   $   436.9
  Average interest rate ....     2.19%      3.40%     --        --        --          --          2.20%       --
Interest Rate Swaps:
  Variable to fixed ........  $ 200.0    $ 200.0   $ 200.0   $ 200.0   $ 200.0   $   200.0        --     $   (24.9)
  Average pay rate .........     5.10%      5.10%     5.10%     5.10%     5.10%       5.02%       --          --
  Average receive rate .....      90-day LIBOR

ITEM 4.   CONTROLS AND PROCEDURES.

The Company's management has long recognized its responsibilities for developing, implementing and monitoring effective and efficient controls and procedures. As part of those responsibilities, as of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003. Accordingly, there have been no corrective actions taken as no significant deficiencies or material weaknesses were detected in these controls.

PART II.    OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

6.875% Senior Notes: On April 17, 2003, the Company issued $200,000,000 in principal amount of its 6.875% Senior Notes due 2013 (the "6.875% Notes"). The 6.875% Notes bear interest from April 17, 2003 at 6.875% per annum, payable semi-annually on May 1 and November 1 of each year commencing on November 1, 2003. As part of that issuance, the Company executed the Sixteenth Supplemental Indenture, dated as of April 17, 2003, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, authorizing the 6.875% Notes. On May 23, 2003, the Company used part of the proceeds from the 6.875% offering to fully redeem the 10% Senior Notes due April 2006 at a redemption price of $1,010.56 per $1,000 face amount which included principal and accrued interest to May 23, 2003.

The Supplemental Indenture, and the Indenture to which it relates (dated June 9, 1997, as supplemented), impose limitations on the ability of the Company and its subsidiaries guaranteeing the 6.875% Notes to, among other things, incur indebtedness, make "Restricted Payments" (as defined, which includes payments of dividends or other distributions on the Common Stock of the Company), effect certain "Asset Dispositions" (as defined therein), enter into certain transactions with affiliates, merge or consolidate with any person, or transfer all or substantially all of their properties and assets. These limitations are substantially similar to the limitations already existing with respect to the Company's other senior notes, and related indentures and supplemental indentures.

Other information concerning the offering and issuance of the 6.875% Notes has previously been reported in, and is described in the Company's Prospectus Supplement, dated April 11, 2003 and filed with the Securities and Exchange Commission (the "Commission") on April 15, 2003 pursuant to Rule 424(b)(5), and the Company's current reports, on Form 8-K, dated April 15, 2003 and filed with the Commission on April 15, 2003 and, dated April 11, 2003 and filed with the Commission on April 17, 2003.

5.875% Senior Notes: On June 25, 2003, the Company issued $100,000,000 in principal amount of its 5.875% Senior Notes due 2013 (the "5.875% Notes"). The 5.875% Notes bear interest from June 25, 2003 at 5.875% per annum, payable semi-annually on each January 1 and July 1 of each year commencing on January 1, 2004. As part of that issuance, the Company executed the Seventeenth Supplemental Indenture, dated as of June 25, 2003, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, authorizing the Notes. On July 25, 2003, the Company used the proceeds from the 5.875% offering to fully redeem the 9% Senior Notes due April 2008 at a redemption price of $1,070 per $1,000 face amount which included principal, premium and accrued interest to July 25, 2003.

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

Other information concerning the offering and issuance of the Notes has previously been reported in, and is described in the Company's Prospectus Supplement, dated June 18, 2003 and filed with the Commission on June 20, 2003 pursuant to Rule 424(b)(5), and the Company's current report, on Form 8-K, dated June 18, 2003 and filed with the Commission on June 24, 2003.

Redemption of Zero Coupon Convertible Notes: On June 26, 2003, the Company announced the results of the call of its Zero Coupon Convertible Senior Notes due 2021. All of the Zero Coupon Convertible Senior Notes were presented for conversion into approximately 10 million shares of D.R. Horton, Inc. common stock. As a result, the Company decreased its debt account by approximately $214 million and increased its shareholders' equity account by approximately $219 million.

ITEM 5.             OTHER INFORMATION

Stock and Debt Repurchase Authorization and Stock Repurchase Activity. On July 31, 2003, the Company announced that its board of directors authorized the
Company to repurchase up to $200 million of its common stock and up to $200 million of senior and senior subordinated debt securities. These repurchase programs replace the previous stock and debt repurchase authorizations. In July 2003, the Company repurchased approximately $4.9 million of its common stock (173,000 shares), for a 2003 fiscal year to date total of approximately $34.4 million (1,845,500 shares).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits.

           3.1 Amended and Restated Certificate of Incorporation, as amended, of the Company is incorporated by reference from Exhibit 4.2 to the Company's registration statement (No. 333- 76175) on Form S-3, filed with the Commission on April 13, 1999.

           3.1(a) Amendment  to  Amended  and    Restated     Certificate     of
                  Incorporation, as amended, of the Company, effective February 6, 2003, is incorporated by reference from Exhibit 3.1(a) to the Company's Quarterly Report on Form 10-Q/A, filed with the Commission on February 18, 2003.

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

           4.2 Sixteenth Supplemental Indenture by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 6.875% Senior Notes due 2013 issued by the Company is incorporated by reference from
                  Exhibit 4.1 to the Company's Form 8-K dated April 11, 2003 and filed with the Commission on April 17, 2003.

           4.3 Seventeenth Supplemental Indenture by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 5.875% Senior Notes due 2013 issued by the Company is incorporated by reference from Exhibit 4.1 to the Company's Form 8-K dated June 18, 2003 and filed with the Commission on June 24, 2003.

           10.1 Seventh Amendment to Credit Agreement, dated February 28, 2003, among CH Mortgage Company I, LTD., as Borrower, U.S. Bank National Association, as Agent, and Lenders referred to therein, is filed herewith.

           10.2 Eighth Amendment to Credit Agreement, dated August 12, 2003, among CH Mortgage Company I, LTD., as Borrower, U.S. Bank National Association, as Agent, and Lenders referred to therein, is filed herewith.

           10.3 Third Omnibus Amendment, dated April 18, 2003, among CH Funding, LLC, Atlantic Asset Securitization Corp., Credit Lyonnaise New York Branch, U.S. Bank National Association and CH Mortgage Company I LTD., is filed herewith.

           10.4 Fourth Omnibus Amendment, dated July 25, 2003 among CH Funding, LLC, Atlantic Asset Securitization Corp., Credit Lyonnaise New York Branch, U.S. Bank National Association and CH Mortgage Company I, LTD., is filed herewith.

           31.1   Certificate of Chief Executive Officer  provided  pursuant  to
                  Section 302(a) of the Sarbanes-Oxley Act of 2002, is filed herewith.

           31.2   Certificate of Chief Financial Officer  provided  pursuant  to
                  Section 302(a) of the Sarbanes-Oxley Act of 2002, is filed herewith

           32.1 Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company's Chief Executive Officer, is filed herewith.

           32.2 Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company's Chief Financial Officer, is filed herewith.

------------

     (b)     Reports on Form 8-K.
             1. On April 8, 2003 the Company filed a Current Report on Form 8-K (Item 9 and Item 12), dated April 8, 2003, whereby it filed with the Commission its press release related to the Company's Net Sales Orders for the three and six-month periods ended March 31, 2003.

             2. On April 15, 2003, the Company filed a Current Report on Form 8-K (Item 5), dated April 15, 2003, whereby it filed with the Commission unaudited pro forma combined condensed statements of income for the year ended September 30, 2002, reflecting the Company's acquisition of Schuler Homes, Inc.which occurred on February 21, 2002.

             3. On April 17, the Company filed a Current Report on Form 8-K (Item 5, Item 7, Item 9 and Item 12), dated April 11, 2003 whereby the Company (i) announced its financial results for the three-month and six-month periods ended March 31, 2003, and issued a related press release and filed this press release as exhibit 99.1 to the Form 8-K, and (ii) filed with the Commission (a) an Underwriting Agreement, (b) the form of Sixteenth Supplemental Indenture, (c) legal opinion, and (d) statement of computation of ratios or earnings to fixed charges, all relating to the offering and issuance of $200,000,000 of the Company's 6.875% Senior Notes due 2013.

             4. On June 24, 2003, the Company filed a Current Report on Form 8-K (Item 5 and Item 7), dated June 18, 2003, whereby the Company filed with the Commission (i) an Underwriting Agree-ment, (ii) the form of Seventeenth Supplemental Indenture,
                  (iii) legal opinion, and (iv) statement of computation of ratios of earnings to fixed charges, all relating to the offering and issuance of $100,000,000 of the Company's 5.875% Senior Notes due 2013.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               D.R. HORTON, INC.



Date: August 14, 2003                          By /s/ Samuel R. Fuller
                                                 ------------------------
                                               Samuel R. Fuller, on behalf of
                                               D.R. Horton, Inc. and as
                                               Executive Vice President,
                                               Treasurer and Chief Financial
                                               Officer (Principal Financial and
                                               Accounting Officer)