Form 10-K
period 2003-09-30
HORTON D R INC /DE/
filed 2003-12-12
CIK 882184

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-14122

D.R. HORTON, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2386963 (I.R.S. Employer Identification No.)

1901 Ascension Blvd., Suite 100 Arlington, Texas (Address of principal executive offices)	76006 (Zip Code)

(817) 856-8200 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	The New York Stock Exchange
8 3/8% Senior Notes due 2004	The New York Stock Exchange
10 1/2% Senior Notes due 2005	The New York Stock Exchange
7 1/2% Senior Notes due 2007	The New York Stock Exchange
8% Senior Notes due 2009	The New York Stock Exchange
9 3/4% Senior Subordinated Notes due 2010	The New York Stock Exchange
7 7/8% Senior Notes due 2011	The New York Stock Exchange
9 3/8% Senior Subordinated Notes due 2011	The New York Stock Exchange
8 1/2% Senior Notes due 2012	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑         No ☐

    As of March 31, 2003, the aggregate market value of the outstanding shares held by non-affiliates of the registrant was approximately $2,291,672,000. Solely for purposes of this calculation, all directors and executive officers were excluded as affiliates of the registrant.

    As of December 4, 2003, there were 157,535,358 shares of Common Stock, par value $.01 per share, issued and 154,882,558 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

PART 1

ITEM 1.	BUSINESS

      D. R. Horton, Inc. is a national homebuilder. (Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.) As a national homebuilder, we construct and sell single-family homes in metropolitan areas of the Mid-Atlantic, Midwest, Southeast, Southwest and West regions of the United States. We offer high quality homes, designed principally for first-time and move-up home buyers. Our homes generally range in size from 1,000 to 5,000 square feet and range in price from $80,000 to $900,000. For the year ended September 30, 2003, we closed 35,934 homes with an average sales price approximating $231,900.

      We are one of the largest and most geographically diversified homebuilders in the United States, with operating divisions in 20 states and 47 markets as of September 30, 2003. The markets we operate in include: Albuquerque, Atlanta, Austin, Baltimore, Bend (Oregon), Birmingham, Charleston, Charlotte, Chicago, Colorado Springs, Columbia, Dallas, Denver, Fort Collins, Fort Myers/ Naples, Fort Worth, Greensboro, Greenville, Hawaii, Hilton Head, Houston, Inland Empire (Southern California), Jacksonville, Killeen (Texas), Las Vegas, Los Angeles, Maryland-D.C., Miami/ West Palm Beach, Minneapolis/ St. Paul, Myrtle Beach, New Jersey, Oakland, Orange County, Orlando, Phoenix, Portland, Raleigh/ Durham, Sacramento, Salt Lake City, San Antonio, San Diego, San Francisco, Seattle/ Tacoma, Tampa, Tucson, Ventura County and Virginia-D.C.

      We build homes under the following names: D.R. Horton, Cambridge, Continental, Dietz Crane, Emerald, Melody, Milburn, Schuler, Stafford, Torrey, Trimark and Western Pacific.

      Our financial reporting segments consist of homebuilding and financial services. Our homebuilding operations comprise the most substantial part of our business, with approximately 98% of consolidated revenues in fiscal 2001, 2002 and 2003. Our homebuilding operations segment generates the majority of its revenues from the sale of completed homes with a lesser amount from the sale of land and lots. Our financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance and closing services. Financial information, including revenue, pre-tax income and identifiable assets, for both of our reporting segments is included in our consolidated financial statements.

      Donald R. Horton began our homebuilding business in 1978. In 1991, we were incorporated in Delaware to acquire the assets and businesses of our predecessor companies, which were residential home construction and development companies owned or controlled by Mr. Horton. In the last ten fiscal years, we have acquired 17 other homebuilding companies. Our acquisitions have strengthened our market position in existing markets and expanded our geographic presence and product offerings in other markets.

      We make available, as soon as reasonably practicable, on our Internet website all of our reports required to be filed with the Securities and Exchange Commission. These reports include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, changes in beneficial ownership reports on Forms 3, 4, and 5 and proxy statement and amendments to such reports. These reports may be accessed by going to our website at www.drhorton.com and clicking on the “Investor Relations” link. We will also provide these reports in electronic or paper format to our stockholders free of charge upon request made to our Investor Relations department. Information on our Internet website is not part of this annual report on Form 10-K.

      Our principal executive offices are located at 1901 Ascension Blvd., Suite 100, Arlington, Texas 76006, our telephone number is (817) 856-8200, and our Internet website address is www.drhorton.com.

Operating Strategy

      We believe that the following operating strategies have enabled us to achieve consistent growth and profitability:

Geographic Diversity

      From 1978 to late 1987, excluding locations acquired in our 1998 merger with Continental Homes, our homebuilding activities were conducted in the Dallas/ Fort Worth area. We then instituted a strategy of diversifying geographically, entering the following of our current markets, both through startup operations and acquisitions, in the years shown:

Years Entered	Markets

1987	Phoenix
1988	Atlanta, Orlando
1989	Charlotte
1990	Houston
1991	Maryland-D.C., Virginia-D.C.
1992	Chicago, Raleigh/Durham
1993	Austin, Los Angeles, Salt Lake City, San Diego
1994	Minneapolis/St. Paul, Las Vegas, San Antonio
1995	Birmingham, Denver, Greensboro, Miami/West Palm Beach
1996	Albuquerque
1997	Greenville, New Jersey, Tucson
1998	Charleston, Hilton Head, Jacksonville, Killeen (Texas), Myrtle Beach, Portland, Sacramento
1999	Columbia
2000	Ventura County
2001	Fort Myers/Naples
2002	Colorado Springs, Fort Collins, Hawaii, Inland Empire (Southern California), Oakland, Orange County, San Francisco, Seattle/Tacoma
2003	Baltimore, Bend (Oregon), Tampa

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

•	Established land positions and inventories;

•	Existing relationships with land owners, developers, subcontractors and suppliers;

•	Brand name recognition in the local market; and

•	Proven product acceptance by home buyers in the market.

      In evaluating potential acquisition candidates, we have sought homebuilding companies that have an excellent reputation, a track record of profitability and a strong management team with an entrepreneurial orientation. We have limited the risks associated with acquiring a going concern by conducting extensive operational, financial and legal due diligence on each acquisition and by only acquiring homebuilding companies that we believe will have an immediate positive impact on our earnings. In the last ten fiscal years, we have made 17 acquisitions. In the future, we may resume acquisitions of homebuilders that satisfy our acquisition criteria in existing or new markets.

Decentralized Operations

      We decentralize our homebuilding activities to give more operating flexibility to our local division presidents. We have 43 separate operating divisions, some of which operate in the same market area and some of which operate in more than one market area. Generally, each operating division consists of a division president, a land acquisition manager, a sales manager and sales personnel, a construction manager and construction superintendents, a controller, a purchasing manager and office staff. We believe that division presidents, who are intimately familiar with local conditions, make better decisions regarding local operations. Our division presidents receive performance bonuses based upon achieving targeted operating levels in their operating divisions.

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

      We control construction costs through the efficient design of our homes and by obtaining favorable pricing from certain subcontractors and national vendors based on the high volume of services and products they provide us. We also control construction costs by monitoring costs on each house through our purchase order system. We control capital and overhead costs by monitoring our inventory levels through our management information systems.

Markets

      We conduct homebuilding activities in five geographic regions, consisting of:

Geographic Region	Markets

Mid-Atlantic	Baltimore, Charleston, Charlotte, Columbia, Greensboro, Greenville, Hilton Head, Maryland-D.C., Myrtle Beach, New Jersey, Raleigh/ Durham, Virginia-D.C.
Midwest	Chicago, Minneapolis/ St. Paul
Southeast	Atlanta, Birmingham, Fort Myers/ Naples, Jacksonville, Miami/- West Palm Beach, Orlando, Tampa
Southwest	Albuquerque, Austin, Dallas, Fort Worth, Houston, Killeen (Texas), Phoenix, San Antonio, Tucson
West	Bend (Oregon), Colorado Springs, Denver, Fort Collins, Hawaii, Inland Empire (Southern California), Las Vegas, Los Angeles, Oakland, Orange County, Portland, Sacramento, Salt Lake City, San Diego, San Francisco, Seattle/ Tacoma, Ventura County

      When entering new markets or conducting operations in existing markets, among the things we consider are:

•	Regional economic conditions;

•	Job growth;

•	Land availability;

•	Local land development process;

•	Consumer tastes;

•	Competition; and

•	Secondary home sales activity.

      Our homebuilding revenues, which include land and lot sales, by geographic region are:

	Year Ended September 30,

	2001	2002	2003

	(In millions)
Mid-Atlantic	$615.6	$639.5	$676.4
Midwest	457.6	493.8	523.7
Southeast	518.2	634.2	795.1
Southwest	1,489.5	2,003.9	2,400.6
West	1,302.7	2,853.8	4,156.3

Total	$4,383.6	$6,625.2	$8,552.1

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

      We also use lot option contracts, in which we purchase the right, but not the obligation, to buy building lots at predetermined prices on a takedown schedule commensurate with anticipated home closings. Lot option contracts generally are on a non-recourse basis, thereby limiting our financial exposure to earnest money deposits given to property sellers. This enables us to control significant lot positions with a minimal capital investment and substantially reduces the risks associated with land ownership and development. At September 30, 2003, about 51% of our total lot position of 179,370 lots was under option contracts.

      The following is a summary of our land/lot positions at September 30, 2003:

Finished lots owned	22,320
Lots under development owned	66,427

Total lots owned	88,747
Lots available under lot option and similar contracts	90,623

Total land/lot positions	179,370

      We limit our exposure to real estate inventory risks by:

•	Generally commencing construction of homes under contract only after receipt of a satisfactory down payment and, where applicable, the buyer’s receipt of mortgage approval;

•	Limiting the number of speculative homes (homes started without an executed sales contract) built in each subdivision;

•	Closely monitoring local market and demographic trends, housing preferences and related economic developments, such as new job opportunities, local growth initiatives and personal income trends;

•	Utilizing lot option contracts, where possible; and

•	Limiting the size of acquired land parcels to smaller tracts of land.

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

Marketing and Sales

      We market and sell our homes through commissioned employees and independent real estate brokers. We typically conduct home sales from sales offices located in furnished model homes in each subdivision. At September 30, 2003, we owned 1,453 model homes, which we generally do not offer for sale until the completion of a subdivision. Our sales personnel assist prospective home buyers by providing them with floor plans, price information, tours of model homes and the selection of options and other custom features. We train and inform our sales personnel as to the availability of financing, construction schedules, and marketing and advertising plans.

      In addition to using model homes, we typically build a limited number of speculative homes in each subdivision to enhance our marketing and sales activities. Construction of these speculative homes also is necessary to satisfy the requirements of relocated personnel and independent brokers, who often represent home buyers requiring a completed home within 60 days. We sell a majority of these speculative homes while they are under construction or immediately following completion. The number of speculative homes is influenced by local market factors, such as new employment opportunities, significant job relocations, growing housing demand and the length of time we have built in the market. Depending upon the seasonality of each market, we attempt to limit our speculative homes in each subdivision. At September 30, 2003, we averaged less than six speculative homes, in various stages of construction, in each subdivision.

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

      Our sales contracts require a down payment of at least $500. The contracts include a financing contingency which permits customers to cancel if they cannot obtain mortgage financing at prevailing interest rates within a specified period, typically four to six weeks, and may include other contingencies, such as the sale of an existing home. We include a home sale in our sales backlog when the sales contract is signed and we have received the initial down payment. We recognize revenue from the sale of a home only when it is closed and title passes to the home buyer. The average period between the signing of a sales contract for a home and closing is approximately three to five months.

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

Customer Financing

      We provide mortgage financing services principally to purchasers of homes we build and sell. CH Mortgage, a wholly-owned subsidiary, provides mortgage banking services in Arizona, California, Colorado, Florida, Georgia, Hawaii, Illinois, Maryland, Minnesota, Nevada, New Mexico, North Carolina, Oregon, South Carolina, Texas, Virginia and Washington. During the year ended September 30, 2003, in the markets served, our combined mortgage banking entities provided mortgage financing services for approximately 73% of the homes closed that required mortgage financing, an increase from 72% during the year ended September 30, 2002.

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

Title Services

      Through our subsidiaries, Century Title, Custom Title, DRH Title Company of Texas, Ltd., DRH Title Company of Florida, Inc., DRH Title Company of Minnesota, Inc., Grande Title Agency, LLC, Metro Title Company and Travis County Title Company, we serve as a title insurance agent by providing title insurance policies, examination and closing services to purchasers of homes we build in the Atlanta, Austin, Dallas, Fort Worth, Houston, Maryland-D.C., Miami/ West Palm Beach, Minneapolis, New Jersey, Orlando, Phoenix, San Antonio and Virginia-D.C. markets. We assume no underwriting risk associated with these title policies.

Employees

      At September 30, 2003, we employed 6,348 persons, of whom 1,345 were sales and marketing personnel, 2,138 were executive, administrative and clerical personnel, 1,767 were involved in construction, and 1,098 worked in mortgage and title operations. The Company had fewer than 25 employees covered by collective bargaining agreements. Employees of some of the subcontractors which we use are represented by labor unions or are subject to collective bargaining agreements. We believe that our relations with our employees and subcontractors are good.

Competition

      The single family residential housing industry is highly competitive and we compete in each of our markets with numerous other national, regional and local homebuilders. Our homes compete on the basis of quality, price, design, mortgage financing terms and location.

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

      We own a 52,000 square foot office complex, consisting of three single-story buildings of steel and brick construction, located in Arlington, Texas, that serves as our principal executive and administrative offices. We also own a 22,864 square foot building in Lakeville, Minnesota; a 27,000 square foot building in Westminster, Colorado; two buildings in Englewood, Colorado totaling 28,217 square feet; a 16,000 square foot building in The Woodlands, Texas; and a 22,000 square foot building in Rowlett, Texas, that serve as division offices for some of our operating divisions. We lease approximately 796,000 square feet of space for our other operating divisions under leases expiring between October 2003 and March 2011.

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

      Our common stock (the “Common Stock”) is listed on the New York Stock Exchange under the symbol “DHI”. The following table shows the high and low sales prices for the Common Stock for the periods indicated, as reported by the NYSE, adjusted for the three-for-two stock split (effected as a 50% stock dividend) of April 9, 2002.

	Year Ended September 30,

	2002		2003

	High	Low	High	Low

Quarter Ended December 31	$22.33	$13.25	$21.01	$16.03
Quarter Ended March 31	29.17	19.83	20.45	16.95
Quarter Ended June 30	27.50	21.85	32.30	18.96
Quarter Ended September 30	26.85	18.30	33.27	26.82

      As of December 4, 2003, the closing price was $43.86, and there were approximately 730 holders of record. During fiscal 2003, we declared one quarterly cash dividend of six cents per share and three quarterly cash dividends of seven cents per share. During fiscal 2002, we declared one quarterly cash dividend of five cents per share and three quarterly cash dividends of six cents per share.

      The declaration of cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our general financial condition and general business conditions. We are required to comply with certain covenants contained in the bank agreements and senior note and senior subordinated note indentures. The most restrictive of these requirements allows us to pay cash dividends on Common Stock in an amount, on a cumulative basis, not to exceed 50% of consolidated net income, as defined, subject to certain other adjustments. Pursuant to the most restrictive of these requirements, at September 30, 2003, we had approximately $373.4 million available for the payment of dividends, the acquisition of our common stock and other restricted payments.

ITEM 6.	SELECTED FINANCIAL DATA

      The following selected consolidated financial data are derived from our Consolidated Financial Statements. The data should be read in conjunction with the Consolidated Financial Statements, related Notes thereto and other financial data elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended September 30,

	1999	2000	2001	2002	2003

	(In millions, except per share data)
Income Statement Data:(1)(2)
Revenues	$3,156.2	$3,653.7	$4,455.5	$6,738.8	$8,728.1
Homebuilding revenues	3,119.0	3,604.2	4,383.6	6,625.2	8,552.1
Income before cumulative effect of change in accounting principle(3)	159.8	191.7	254.9	404.7	626.0
Income before cumulative effect of change in accounting principle per share:(4)(5)
Basic	1.40	1.70	2.24	3.01	4.21
Diluted	1.38	1.69	2.21	2.87	4.10
Cash dividends declared per common share	.11	.15	.19	.23	.27

	As of September 30,

	1999	2000	2001	2002	2003

	(In millions)
Balance Sheet Data:(1)(2)
Inventories	$1,866.1	$2,191.0	$2,804.4	$4,343.1	$5,082.3
Total Assets	2,361.8	2,694.6	3,652.2	6,017.5	7,279.4
Notes Payable	1,190.6	1,344.4	1,884.3	2,878.3	2,963.1
Stockholders’ Equity	797.6	969.6	1,250.2	2,269.9	3,031.3

(1)	See Note C to the audited financial statements for details concerning acquisitions by the Company.

(2)	On February 21, 2002, D.R. Horton, Inc. and Schuler Homes, Inc. completed a merger in which D.R. Horton was the surviving corporation. The total merger consideration consisted of 20,079,532 shares of D.R. Horton common stock, valued at $30.93 per share; $168.7 million in cash; $802.2 million of assumed Schuler debt, $238.2 million of which was paid at closing; $218.7 million of assumed trade payables and other liabilities and $10.8 million of assumed obligations to the Schuler entities’ minority interest holders.

        Schuler’s revenues for the period February 22 through September 30, 2002 were $1,246.6 million.

(3)	In fiscal 2001, we recorded a cumulative effect of a change in accounting principle of $2.1 million, net of income taxes of $1.3 million, as an adjustment to net income, related to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” See Note A to the audited financial statements.

(4)	All basic and diluted income per share amounts have been restated to reflect the effects of the 9% stock dividend of September 29, 2000, the 11% stock dividend of March 23, 2001 and the three-for-two stock split (effected as a 50% stock dividend) of April 9, 2002.

(5)	On December 1, 2003, our Board of Directors declared a three-for-two common stock split (to be effected as a 50% stock dividend), payable on January 12, 2004 to stockholders of record on December 22, 2003. See Note L to the audited financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CRITICAL ACCOUNTING POLICIES

      General — A comprehensive enumeration of the significant accounting policies of D.R. Horton, Inc. and subsidiaries is presented in Note A to the accompanying financial statements as of September 30, 2003 and 2002, and for the years ended September 30, 2003, 2002 and 2001. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises Generally Accepted Accounting Principles (“GAAP”) for public companies operating in the United States of America. In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

      Basis of presentation — Our financial statements include the accounts of D.R. Horton, Inc. and all of its majority-owned or controlled subsidiaries. All significant intercompany accounts, transactions and balances have been eliminated in consolidation. We have also consolidated certain variable interest entities from which we are purchasing lots under option purchase contracts, under the requirements of Interpretation No. 46 issued by the Financial Accounting Standards Board (“FASB”).

      Segment information — Our reportable business segments consist of homebuilding and financial services. Our homebuilding segment derives the majority of its revenue from constructing and selling single-family housing in 20 states and 47 markets throughout the United States. The financial services segment generates revenue by originating and selling mortgage loans and by collecting fees for title insurance and closing services in many of the same markets. We have no foreign subsidiaries or operations.

      Revenue recognition — We recognize homebuilding revenues when a home closes and title to and possession of the property are transferred to the buyer. Virtually all of our homebuilding revenues are received in cash within a day or two of closing. We include amounts in transit from title companies at the end of each reporting period in homebuilding cash. When we execute a sales contract with our home buyers, or when we require advance payment from home buyers for custom changes, upgrades or options related to their homes, we record the cash deposits as liabilities until the homes are closed or the contracts are canceled. We either retain or refund to the home buyer deposits on canceled sales contracts, depending upon the applicable provisions of the contract.

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

      Inventories — We use the specific identification method for the purpose of accumulating costs associated with home construction. We state inventories at the lower of historical cost or fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144. In addition to the costs of direct land acquisition, land development and home construction, inventory costs include interest, real estate taxes and direct overhead costs incurred during development and home construction. Applicable direct overhead costs that we incur after development projects or homes are substantially complete are charged to selling, general and administrative (SG&A) expense as incurred. All indirect overhead costs, such as construction superintendents’ compensation, advertising and builder’s risk insurance are either charged to SG&A expense as incurred or, in the case of builder’s risk insurance, amortized to SG&A expense over the applicable policy periods.

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

      When a home is closed, we usually have not yet recorded and paid all incurred costs necessary to complete the home. Each month we record as a liability and as a charge to cost of sales the amount we estimate will ultimately be paid related to completed homes that have been closed as of the end of that month. We compare our home construction budgets to actual recorded costs to estimate the additional costs needed to complete each closed home. We monitor the accuracy of each month’s accrual by comparing actual costs incurred on closed homes in subsequent months to the amount we accrued. Although actual costs to complete in the future could differ from our current estimate, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.

      Each quarter, we review all components of our inventory for the purpose of determining whether recorded costs and costs required to complete each home (or project) are recoverable. If our review indicates that an impairment loss is required under the SFAS No. 144 guidelines, we estimate and record such loss to cost of sales in that quarter. To date, such impairment losses have occurred primarily in markets that we have chosen to abandon, and have been insignificant in the aggregate. Fair value estimation under SFAS No. 144 involves management estimates of future revenues and costs and, due to uncertainties in the estimation process, actual results could differ from such estimates.

      Warranty Costs — Warranty reserves have been established by charging cost of sales and crediting a warranty liability for each home closed. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and labor required under one- and ten-year warranty obligation periods. The one-year warranty is comprehensive for all parts and labor; the ten-year period is for major construction defects. Our warranty cost accruals are based upon our historical warranty cost experience in each market in which we operate and are adjusted as appropriate to reflect qualitative risks associated with the type of homes we build and the geographic areas in which we build them. Actual future warranty costs could differ from our currently estimated amounts.

      Litigation Reserves — Litigation reserves have been established for estimated amounts based on an actuarial analysis of our past history of claims. We have, and require the majority of our subcontractors to have, general liability insurance that protects us against a portion of our risk of loss from construction-related claims. We reserve for costs to cover our self-insured retentions and deductible amounts under those policies and for any costs in excess of our coverage limits. Because of the high degree of judgment required in determining these estimated reserve amounts, actual future litigation costs could differ from our currently estimated amounts.

      Interest rate swaps — We have two interest rate swap agreements with a major United States bank under which we receive each quarter the London Inter-Bank Offered Rate (LIBOR) and pay a fixed amount that averages 5.1% on a total notional amount of $200 million. We entered into both of the ten-year swap contracts in 1998. Because we were unwilling to “buy out” the bank’s current right to cancel each swap during any quarter in which LIBOR exceeds 7%, we chose not to designate the swaps as cash-flow hedges under SFAS No. 133, which we adopted on October 1, 2000. As a result, even though they still protect us to some extent from increases in variable interest rates associated with our revolving credit facility, we are required to record the changes in their market value in our income statement each quarter. At the end of each quarter, the swaps’ market value will have changed depending upon the market’s current anticipation of quarterly LIBOR rate levels from the present until the swaps’ maturity in 2008. The swaps’ market values generally vary directly with changes in anticipated future LIBOR rates. We recorded a gain of $1.8 million during this fiscal year which reduced the liability associated with our interest rate swaps to $20.8 million at September 30, 2003, from $22.6 million at September 30, 2002. The liability is a result of declines in short term interest rates in past years that resulted in a decline in the swaps’ market value. We cannot predict the changes in either future LIBOR rates or the market values of our swaps. Any future reductions in anticipated LIBOR rates could result in corresponding future reductions in their market value and charges to our income statements.

Similarly, any future increases in anticipated LIBOR rates could result in corresponding future increases in their market value and increases in our reported earnings. In the fourth quarter of fiscal 2003, due to increases in anticipated LIBOR rates, their market value increased by $4.1 million, requiring us to record an increase in earnings before income taxes of that amount. By their maturity in 2008, the swaps’ market values will be zero, so all of the current $20.8 million liability will have been added back to earnings by then, offsetting at least partially any amounts we will have been required to pay to the counter-party during that time.

      Goodwill — We adopted SFAS No. 142 at the beginning of fiscal 2002. Under its provisions, we are no longer permitted to amortize goodwill to earnings. Such amounts are recorded on our balance sheet under the caption “excess of cost over net assets acquired” and, in our homebuilding segment, totaled $578.9 million at September 30, 2003. SFAS No. 142 requires companies to periodically assess recorded goodwill amounts for the purpose of determining whether any impairments have occurred and need to be recorded. We have measured the fair value of our reporting units using a discounted cash flow model and determined that the fair value of our reporting units was greater than their book value and therefore no impairment of goodwill existed. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. The goodwill assessment procedures required by SFAS No. 142 require management to make comprehensive estimates of future revenues and costs and due to the uncertainties associated with such estimates, actual results could differ from such estimates.

      Stock-based compensation — With the approval of a committee consisting of independent members of our Board of Directors, we occasionally issue to employees options to purchase our common stock. The committee approves grants only out of amounts remaining available for grant from amounts formally authorized by our common stockholders. We grant approved options with strike prices equal to the market price of the common stock on the date of the option grant. The majority of the options granted vest ratably over a ten-year period. We account for options under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, recognize no compensation expense for the grants. SFAS No. 123 “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123,” (“SFAS No. 148”) require us to disclose the effects on net income and diluted net income per share had we recorded compensation expense in accordance with SFAS No. 123. The SFAS No. 123 requirements applied only to options granted after its effective date. If we had used the Black-Scholes formula for valuing option grants made after our adoption of SFAS No. 123, our net income would have been $2.3 million, $2.7 million and $4.3 million less than reported amounts for fiscal 2001, 2002 and 2003, respectively, and diluted net income per share would have been $0.02 less than the reported amounts for fiscal 2001 and 2002 and $0.03 less in fiscal 2003. For the present, we have chosen to continue our current method of accounting for stock options until the FASB and/or the Securities and Exchange Commission (“SEC”) have formalized and revised requirements for accounting for stock options. When they do, we will promptly adopt whatever new accounting methods are required.

      Consolidation of Variable Interest Entities — In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance for the financial accounting and reporting of interests in certain variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain business entities that either have equity investors with no voting rights or have equity investors that do not provide sufficient financial resources for the entities to support their activities. FIN 46 requires consolidation of such entities by any company that is subject to a majority of the risk of loss from the entities’ activities or is entitled to receive a majority of the entities’ residual returns or both. We have chosen to fully adopt the provisions of FIN 46 for all variable interest entities as of September 30, 2003.

      In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Under such option purchase contracts, we will fund a stated deposit in consideration for the right to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, most of our option deposits are non-refundable. Certain non-refundable deposits are deemed to create a variable interest in a variable interest entity under the requirements of FIN 46. As such, certain of our option purchase contracts result in the acquisition of a variable interest in the entity holding the land parcel under option.

      The land sellers are not required to provide to us the financial information of the variable interest entities. Therefore, when our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities are required. In most cases, the fair value of the assets of the consolidated entities have been assumed to be the contractual purchase price of the land or lots we are buying. In these cases, the only asset the entity is assumed to hold is the land or lots that we are buying with the related offset being recorded as minority interest for the assumed third party investment in the variable interest entity. Creditors, if any, of these variable interest entities have no recourse against us.

RESULTS OF OPERATIONS — CONSOLIDATED

      We provide homebuilding services in 20 states and 47 markets through our 43 homebuilding divisions. Through our financial services operations, we also provide mortgage banking and title agency services in many of these same markets. On February 21, 2002, Schuler Homes, Inc. (“Schuler”) merged into D.R. Horton, Inc. with D.R. Horton, Inc. continuing as the surviving corporation.

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

      Consolidated revenues increased 29.5% to $8,728.1 million in 2003 from $6,738.8 million in 2002, primarily due to increases in both home sales and financial services revenues. Approximately $498.8 million of the increase in homebuilding revenues was attributable to fiscal 2003 revenues generated by Schuler prior to the February 21, 2003 anniversary date of the acquisition.

      Income before income taxes increased 55.7% to $1,008.2 million in 2003 from $647.5 million in 2002. As a percentage of revenues, income before income taxes increased 2.0 percentage points, to 11.6%, from 9.6% in 2002. Factors contributing to that improvement were a 1.4 percentage point increase in homebuilding gross margins, a 0.2 percentage point improvement in homebuilding SG&A expenses as a percentage of revenues and improved operating margins in our financial services segment.

      The consolidated provision for income taxes increased 57.4% to $382.2 million in 2003, from $242.8 million in 2002, due to the corresponding increase in income before income taxes. The effective income tax rate for fiscal year 2003 was 37.9%, 0.4 percentage points higher than the 37.5% rate of fiscal 2002, due primarily to increases in pre-tax income in states with higher tax rates.

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

      Consolidated revenues increased 51.2% to $6,738.8 million in 2002 from $4,455.5 million in 2001, primarily due to increases in both home sales and financial services revenues. The increase in home sales revenues was attributable in part to $1,507.2 million in revenues generated by Fortress-Florida, acquired in May 2001, Emerald Builders, acquired in July 2001, and Schuler Homes, Inc., acquired in February 2002, during the periods in 2002 that were less than one year after each was acquired.

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

RESULTS OF OPERATIONS — HOMEBUILDING

      We currently conduct our homebuilding operations in five market regions consisting of the following markets:

Mid-Atlantic	Baltimore, Charleston, Charlotte, Columbia, Greensboro, Greenville, Hilton Head, Maryland-D.C., Myrtle Beach, New Jersey, Raleigh/ Durham and Virginia-D.C.
Midwest	Chicago and Minneapolis/ St. Paul
Southeast	Atlanta, Birmingham, Fort Myers/ Naples, Jacksonville, Miami/- West Palm Beach, Orlando and Tampa
Southwest	Albuquerque, Austin, Dallas, Fort Worth, Houston, Killeen (Texas), Phoenix, San Antonio and Tucson
West	Bend (Oregon), Colorado Springs, Denver, Fort Collins, Hawaii, Inland Empire (Southern California), Las Vegas, Los Angeles, Oakland, Orange County, Portland, Sacramento, Salt Lake City, San Diego, San Francisco, Seattle/ Tacoma and Ventura County

      The following tables set forth certain operating and financial data for the Company’s homebuilding activities:

	Percentages of
	Homebuilding Revenues

	Year Ended
	September 30,

	2001	2002	2003

Costs and expenses:
Cost of sales	80.4%	81.0%	79.6%
Selling, general and administrative expense	9.9	9.8	9.6
Interest expense	0.2	0.1	—

Total costs and expenses	90.5	90.9	89.2
Other expense	0.8	0.2	0.1

Income before income taxes	8.7%	8.9%	10.7%

Homes Closed

	Year Ended September 30,

	2001		2002		2003

	Homes		Homes		Homes
	Closed	$	Closed	$	Closed	$

	($ in millions)
Mid-Atlantic	2,757	$607.2	2,950	$625.7	3,245	$674.8
Midwest	1,833	443.9	1,911	488.7	2,002	513.2
Southeast	2,882	508.8	3,513	595.8	4,374	773.9
Southwest	8,902	1,480.3	11,859	1,997.3	14,209	2,381.5
West	4,997	1,249.6	9,528	2,822.1	12,104	3,990.7

	21,371	$4,289.8	29,761	$6,529.6	35,934	$8,334.1

Net New Sales Orders

	Year Ended September 30,

	2001		2002		2003

	Homes		Homes		Homes
	Sold	$	Sold	$	Sold	$

	($ in millions)
Mid-Atlantic	2,756	$590.0	3,381	$700.2	3,594	$780.8
Midwest	1,851	481.3	1,909	464.4	2,067	553.6
Southeast	3,007	530.8	3,718	617.0	4,528	863.3
Southwest	9,233	1,536.4	12,743	2,131.5	15,699	2,614.7
West	5,332	1,364.1	9,740	2,972.8	12,837	4,349.9

	22,179	$4,502.6	31,491	$6,885.9	38,725	$9,162.3

Sales Backlog

	September 30,

	2001		2002		2003

	Homes	$	Homes	$	Homes	$

	($ in millions)
Mid-Atlantic	822	$190.3	1,253	$264.8	1,602	$370.9
Midwest	918	262.8	916	238.5	981	278.9
Southeast	1,464	253.6	1,669	274.7	1,823	364.1
Southwest	4,235	738.0	5,186	887.8	6,676	1,120.9
West	1,824	489.1	3,673	1,159.4	4,406	1,518.6

	9,263	$1,933.8	12,697	$2,825.2	15,488	$3,653.4

      Sales backlog represents homes under contract but not yet closed at the end of the period, some of which are subject to contingencies, including mortgage loan approval. In the past, our backlog has been a reliable indicator of future closings.

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

      Revenues from home sales increased 27.6%, to $8,334.1 million (35,934 homes closed) in 2003 from $6,529.6 million (29,761 homes closed) in 2002. Revenues from home sales increased in all of our five market regions, with percentage increases ranging from 5.0% in the Midwest region to 41.4% in the West region. The increases in both revenues and homes closed were due to strong housing demand throughout the majority of our markets and the acquisition of Schuler. Excluding the fiscal 2003 activities of Schuler prior to the February 21, 2003 anniversary date of the acquisition, home sales revenues increased 20.3% to $7,856.0 million (34,410 homes closed) in 2003 from $6,529.6 million (29,761 homes closed) in 2002. Revenues from the sale of land and lots increased 128.0% to $218.0 million in 2003 from $95.6 million in 2002.

      The average selling price of homes we closed during 2003 was $231,900, up 5.7% from $219,400 in 2002. The increase in average selling price was due primarily to the increase in homes closed in the West region, to 33.7% of total homes closed in 2003 from 32.0% of homes closed in 2002. In the West region, average selling prices are higher than in any of our other market regions.

      The value of net new sales orders increased 33.1%, to $9,162.3 million (38,725 homes) in 2003 from $6,885.9 million (31,491 homes) in 2002. The value of net new sales orders increased in all of our five market regions, with percentage increases ranging from 11.5% in the Mid-Atlantic to 46.3% in the West. The overall increase in the value of net new sales orders was due to strong housing demand throughout the majority of our markets. Excluding the fiscal 2003 activities of Schuler prior to the February 21, 2003 anniversary date of the acquisition, the value of net new sales orders increased 22.8%, to $8,452.9 million, and the number of net new sales orders increased 16.6%, to 36,706 homes. The average price of a net new sales order in 2003 was

$236,600, up 8.2% over the $218,700 average in 2002. The increase in average selling price was due primarily to the increase in net new sales orders in the West region, to 33.1% of the total net new sales orders in 2003 from 30.9% of net new sales orders in 2002. In the West region, average selling prices are higher than in any of our other market regions.

      At September 30, 2003, our backlog of sales orders was $3,653.4 million (15,488 homes), up 29.3% from $2,825.2 million (12,697 homes) at September 30, 2002. The average sales price of homes in backlog was $235,900 at September 30, 2003, up 6.0% from the $222,500 average at September 30, 2002. As with the average selling prices of homes closed and sold, the increase in the average selling price of homes in backlog was primarily due to the effect of the increase in homes sold in the West region, which has the highest average sales price of all of our market regions.

      Cost of sales increased by 26.9%, to $6,805.8 million in 2003 from $5,364.4 million in 2002. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues decreased 1.5 percentage points, to 79.4% in 2003, from 80.9% in 2002. Most of the costs associated with the sales of inventory acquired in the Schuler acquisition, with lower gross margins as a result of purchase accounting adjustments that increased the acquired inventory to its fair value as of the date of acquisition, was recognized in 2002.

      Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 26.3%, to $817.1 million in 2003 from $646.8 million in 2002. As a percentage of revenues, SG&A expenses decreased to 9.6% in 2003 from 9.8% in 2002. The 0.2 percentage point decline in SG&A expenses as a percentage of revenues was primarily due to the increased leverage of fixed SG&A expenses achieved by the increase in homebuilding revenues.

      Interest expense associated with homebuilding activities decreased to $5.2 million in 2003 from $6.0 million in 2002. Due to the declining interest rate environment experienced in 2003, our total interest costs as a percentage of average interest-bearing debt declined. Also, throughout 2003, inventory under construction or development grew at a more rapid pace than interest-bearing debt. Therefore, a larger proportion of total interest incurred was capitalized to inventory than in 2002. We follow a policy of capitalizing interest only on inventory under construction or development. During both years, we expensed the portion of incurred interest and other financing costs which could not be charged to inventory. Capitalized interest and other financing costs are included in cost of sales at the time homes are closed.

      Other expense associated with homebuilding activities was $9.4 million in 2003, compared to $16.9 million in 2002. The expense in 2003 is primarily due to a $4.2 million write-down to estimated fair value of the carrying amounts of our investments in start-up and emerging growth companies and $11.8 million of minority interests in the income of our consolidated joint ventures. The expense was offset in part by $3.6 million in interest income and a $1.8 million increase in the fair value of our interest rate swaps. The expense in 2002 was primarily due to a $12.3 million decline in the fair value of our interest rate swaps and a $6.6 million write-down to estimated fair value of the carrying amounts of our investments in start-up and emerging growth companies.

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

      The average selling price of homes closed during 2002 was $219,400, up 9.3% from $200,700 in 2001. The increase in average selling price was primarily due to the higher average selling price ($334,400) of the 3,662 homes closed by the former Schuler divisions, which operate in the western part of the United States with higher prevailing home prices. Excluding Schuler closings, the average selling price of homes we closed was $203,300, up 1.3% from 2001.

      The value of net new sales orders increased 52.9%, to $6,885.9 million (31,491 homes) in 2002 from $4,502.6 million (22,179 homes) in 2001. The value of net new sales orders increased in four of our five market regions, with percentage increases ranging from 16.2% in the Southeast to 117.9% in the West. The value of net new sales orders declined 3.5% in the Midwest. Although our two primary markets in the Midwest (Chicago and Minneapolis/ St. Paul) remained strong, we ceased operations in Cincinnati, Louisville and St. Louis in 2002, which contributed to the slight decline in net new sales orders in that region. The overall increase in the value of net new sales orders was due to strong housing demand throughout the majority of our markets, as well as sales achieved by Fortress-Florida, Emerald Builders and Schuler Homes. In markets where we operated throughout both fiscal years, the value of net new sales orders increased 18.9%, to $5,343.5 million, and the number of net new sales orders increased 16.3%, to 25,762 homes. The average price of a net new sales order in 2002 was $218,700, up 7.7% over the $203,000 average in 2001. The increase in average selling price was primarily due to the higher average selling price ($327,100) of the 3,666 net new sales orders by the former Schuler divisions, which operate in the western part of the United States with higher prevailing home prices. Excluding the Schuler net new sales orders, our average selling price of net new sales orders in 2002 was $204,400, up 0.7% from 2001.

      At September 30, 2002, our backlog of sales orders was $2,825.2 million (12,697 homes), up 46.1% from $1,933.8 million (9,263 homes) at September 30, 2001. In markets where we operated at the end of both fiscal years, our backlog of sales orders increased 20.7%, to $2,333.7 million (11,070 homes). The average sales price of homes in backlog was $222,500 at September 30, 2002, up 6.6% from the $208,800 average at September 30, 2001. As with the average selling prices of homes closed and sold, the increase in the average selling price of homes in backlog was primarily due to the effect of homes in the backlogs of the former Schuler divisions, which operate in the western part of the United States with higher prevailing home prices. Excluding the Schuler amounts, the average price of homes in backlog was $210,800, up 1.0% from 2001.

      Cost of sales increased by 52.1%, to $5,364.4 million in 2002 from $3,527.1 million in 2001. The increase in cost of sales was primarily attributable to the increase in revenues. Cost of home sales as a percentage of home sales revenues increased 0.5 percentage points, to 80.9% in 2002, from 80.4% in 2001. The benefits we achieved in 2002 from our continuing ability to raise prices in selected markets and reduce costs through our national purchasing program were offset by sales of inventory acquired in the Schuler acquisition that had lower gross margins as a result of purchase accounting adjustments that increased the acquired inventory to its fair value as of the date of the acquisition. If the acquired inventory had been recorded at Schuler’s historical cost, rather than adjusted to its fair value at acquisition and to conform to our inventory accounting policies, reported gross profit from home sales would have been greater by approximately $54.0 million (0.8% of home sales revenues). All of the significant purchase accounting adjustments associated with the Schuler acquisition were recorded in 2002. For essentially the same reasons, total homebuilding cost of sales was 81.0% of total homebuilding revenue, up 0.6 percentage points from 80.4% in 2001.

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

      Other expense associated with homebuilding activities was $16.9 million in 2002, as compared to $34.7 million in 2001. The expense in 2002 is primarily due to a $12.3 million decline in the fair value of our interest rate swaps and a $6.6 million write-down to estimated fair value of the carrying amounts of our investments in start-up and emerging growth companies. The expense in 2001 was primarily due to a $13.8 million decline in the fair value of our interest rate swaps and a $22.9 million write-down of the carrying amounts of our investments in start-up and emerging growth companies.

RESULTS OF OPERATIONS — FINANCIAL SERVICES

      Financial services include mortgage financing and title insurance agency and closing services, primarily related to purchases of homes we build and sell. Mortgage services are provided in Arizona, California, Colorado, Florida, Georgia, Hawaii, Illinois, Maryland, Minnesota, Nevada, New Mexico, North Carolina, Oregon, South Carolina, Texas, Virginia and Washington. Title agency and closing services are provided in Arizona, Florida, Georgia, Maryland, Minnesota, New Jersey, Texas and Virginia. The following table summarizes financial and other information for the Company’s financial services operations:

	Year Ended September 30,

	2001	2002	2003

	($’s in thousands)
Financial Services:
Number of loans originated	13,347	20,421	29,169

Loan origination fees	$14,748	$22,336	$33,045
Sale of servicing rights and gains from sale of mortgages	32,405	55,045	91,503
Other revenues	8,211	11,182	16,909

Total mortgage banking revenues	55,364	88,563	141,457
Title policy premiums, net	16,598	25,029	34,510

Total revenues	71,962	113,592	175,967
General and administrative expenses	47,387	67,771	98,295
Interest expense	5,288	5,505	7,438
Interest/other (income)	(7,669)	(16,107)	(23,203)

Income before income taxes	$26,956	$56,423	$93,437

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

      Revenues from the financial services segment increased 54.9%, to $176.0 million in 2003 from $113.6 million in 2002. The increase in financial services revenues was primarily due to the increase in homes closed and the continued expansion of our mortgage loan and title services provided to customers of our homebuilding segment. General and administrative expenses associated with financial services increased 45.0%, to $98.3 million in 2003 from $67.8 million in 2002. As a percentage of financial services revenues, general and administrative expenses decreased by 3.8 percentage points to 55.9% in 2003 from 59.7% in 2002, due primarily to efficiencies realized with the increase in revenues generated from the increase in homes closed.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2003, we had available cash and cash equivalents of $582.9 million. Inventories (including finished homes, construction in progress, and developed residential lots and other land) at September 30, 2003, had increased by $739.2 million from September 30, 2002, due to a general increase in business activity, the expansion of operations in our market areas and the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The consolidation of these entities added $105.0 million in land inventory not owned to the Company’s balance sheet as of September 30, 2003. The inventory increase was financed largely by retaining earnings and by issuing senior notes. Our revolving credit facility had no amounts outstanding at September 30, 2003 and 2002. Our ratio of homebuilding notes payable (net of cash) to total capital at September 30, 2003 improved 11.3 percentage points, to 40.0% from 51.3% at September 30, 2002. The stockholders’ equity to total assets ratio increased 3.9 percentage points, to 41.6% at September 30, 2003, from 37.7% at September 30, 2002.

      We have an $805 million, unsecured revolving credit facility, including $250 million which may be used for letters of credit. The facility matures in January 2006, and is guaranteed by substantially all of our wholly-owned subsidiaries other than those that make up our financial services segment. At September 30, 2003, we had outstanding homebuilding debt of $2,565.1 million. Under the debt covenants associated with the revolving credit facility, our additional homebuilding borrowing capacity under it is limited to the lesser of the unused portion of the facility, $709.1 million at September 30, 2003, or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on our revolving credit facility may not exceed certain percentages of the various categories of our inventory. At September 30, 2003, the borrowing base arrangement would have limited our additional borrowing capacity from any source to $1,644.8 million. At September 30, 2003, we were in compliance with all of the covenants, limitations and restrictions that form a part of our public debt obligations and our bank revolving credit facility. We have entered into multi-year interest rate swap agreements, aggregating a notional amount of $200 million, that have the effect of fixing the interest rate on a portion of the variable rate revolving credit facility at 5.1%.

      On December 3, 2002, we issued $215 million of 7 1/2% senior notes due 2007. The net proceeds from this offering were used to repay borrowings under the unsecured revolving credit facility. These notes are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.

      On April 17, 2003, we issued $200 million of 6 7/8% senior notes due 2013. The majority of the net proceeds from this offering was used to redeem the approximately $148.5 million aggregate principal amount outstanding of our 10% senior notes due 2006, which we called for full redemption on April 18, 2003 and redeemed on May 23, 2003, at a redemption price of 100% of the principal amount, together with accrued and unpaid interest thereon to the redemption date. The aggregate redemption price, including accrued interest, amounted to $150.1 million. Concurrent with the redemption, we recorded interest expense of approximately $1.3 million, representing unamortized discount and unamortized debt issuance costs associated with the redeemed notes. The 6 7/8% senior notes due 2013 are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.

      On May 27, 2003, we called our zero coupon convertible senior notes due 2021 for redemption. The aggregate accreted value of the notes on the date of the call was $213.6 million. The call for redemption gave the note holders the right to convert their notes into shares of our common stock or to redeem them for their cash accreted value on the redemption date. All of the notes were presented to us by June 26, 2003, for conversion into D.R. Horton common stock, and accordingly we issued approximately 10 million shares in exchange for the notes.

      On June 18, 2003, we issued $100 million of 5 7/8% senior notes due 2013. The net proceeds from this offering were used to redeem the $100 million aggregate principal amount outstanding of our 9% senior notes due 2008, which we called for full redemption on June 25, 2003 and redeemed on July 25, 2003, at a redemption price of 104.5% of the principal amount, together with accrued and unpaid interest thereon to the redemption date. The aggregate redemption price, including accrued interest, amounted to $107.0 million. Concurrent with the redemption, we recorded interest expense of approximately $2.5 million, representing the difference between the redemption premium and the unamortized premium associated with the redeemed notes. The 5 7/8% senior notes due 2013 are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.

      During fiscal 2003, we repurchased 2,652,800 shares of our common stock in open market transactions at an aggregate purchase price of $58.9 million. On July 31, 2003, our board of directors increased the authorizations for repurchases of our common stock and of our outstanding debt securities to $200 million each. At September 30, 2003, $175.6 million remained of the stock repurchase authorization and $200 million remained of the debt securities repurchase authorization.

      We examine the carrying value of our excess cost over net assets acquired (goodwill) annually to determine whether there are any impairment losses. Impairment is determined to exist when the implied fair value of goodwill is less than its carrying value. Our consolidated goodwill amounted to $578.9 million (homebuilding) and $1.2 million (financial services) at September 30, 2003. We performed the required tests during the last two fiscal years and determined that no goodwill or other intangible asset impairments existed.

      At September 30, 2003, our financial services segment had mortgage loans held for sale of $485.5 million and loan commitments for $458.7 million at fixed rates. We hedge the interest rate risk on these mortgage loans and mortgage loan commitments through the use of best-efforts whole loan delivery commitments, forward sales of mortgage-backed securities and the infrequent purchase of options on financial instruments. Changes in the value of the derivative instruments are recognized in current earnings, as are the changes in the value of the funded loans. Such gains and losses have not significantly affected our financial services results of operations.

      Currently, our wholly-owned mortgage company has a mortgage warehouse loan facility in the amount of $230 million which matures on February 12, 2004, and which is secured by certain mortgage loans held for sale. The mortgage warehouse facility is not guaranteed by either the parent company or any of the subsidiaries that guarantee our homebuilding debt, and is expected to be renewed prior to maturity in the ordinary course of business. At September 30, 2003, $148.0 million had been drawn under the mortgage warehouse facility. Our wholly-owned mortgage company completed a $100 million mortgage-backed commercial paper conduit facility (the “CP conduit facility”) in July 2002. The CP conduit facility was increased to $300 million on July 25, 2003. Although the current agreement governing the CP conduit facility expires on June 29, 2006, maintenance of the facility beyond the first (and subsequent) anniversary date(s) must be annually approved by the sponsoring bank. The CP conduit facility is also secured by certain mortgage loans held for sale and is not guaranteed by either the parent company or any of the subsidiaries that guarantee our homebuilding debt. As of September 30, 2003, $250.0 million had been drawn under the CP conduit facility. The mortgage loans pledged to secure the CP conduit facility are used as collateral for mortgage-backed securities sold in the secondary commercial paper markets at rates that are more attractive than those applicable to the mortgage warehouse facility. All mortgage company activities are financed with the mortgage warehouse facility, the CP conduit facility or internally generated funds. Both of the financial services’ credit facilities contain financial covenants with which we are in compliance.

      Our historical strategy of internal growth and growth by acquisitions has required significant amounts of cash. If we are to achieve our future growth targets, we expect that those cash requirements will continue. We anticipate that future home construction, lot and land purchases and any acquisitions will be funded through internally generated funds, existing and future credit facilities and the issuance of new debt or equity securities. At September 30, 2003, under currently effective shelf registration statements, we had approxi-

mately 15 million shares of common stock issuable to effect, in whole or in part, possible future acquisitions and the capacity to issue new debt or equity securities amounting to $485 million.

      In the future, we intend to continue to maintain effective shelf registration statements that will facilitate access to the capital markets. We believe that our current cash position, our cash generation capabilities, the amounts available under our revolving line of credit agreements and our ability to access the capital markets in a timely manner with our existing shelf registration statements are adequate to meet our cash needs for the foreseeable future.

      During fiscal 2003, our Board of Directors declared one quarterly cash dividend of $0.06 per common share and three quarterly cash dividends of $0.07 per common share, the last of which was paid on August 22, 2003 to stockholders of record on August 8, 2003. On October 9, 2003 our Board of Directors declared a cash dividend of $0.07 per common share which was paid on October 31, 2003 to stockholders of record on October 20, 2003.

      On December 1, 2003, our Board of Directors declared a three-for-two common stock split (to be effected as a 50% stock dividend) which will be payable on January 12, 2004 to holders of record on December 22, 2003. Cash will be paid in lieu of fractional shares.

      Except for ordinary expenditures for the construction of homes, the acquisition of land and lots for development and sale of homes, at September 30, 2003, we had no material commitments for capital expenditures.

OFF-BALANCE SHEET ARRANGEMENTS

      In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduces the risks associated with land ownership and development. At September 30, 2003, we had $128.6 million in deposits to purchase land and lots with a total purchase price of $2.4 billion. Only $52.0 million of the $2.4 billion in land and lot option purchase contracts contain specific performance clauses which require us to purchase the land or lots. Pursuant to FIN 46, we consolidated certain variable interest entities with assets of $105.0 million.

      At September 30, 2003, we had outstanding letters of credit of $118.6 million and performance bonds of $1,147.1 million, issued by third parties, to secure performance under various contracts. We expect that the obligations secured by these letters of credit and performance bonds will generally be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related letters of credit and performance bonds will be released and we will not have any continuing obligations. We have no material third-party guarantees.

INFLATION

      We and the homebuilding industry in general may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. Inflation also increases our financing, labor and material costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. We attempt to pass through to our customers any increases in our costs through increased sales prices and, to date, inflation has not had a material adverse effect on our results of operations. However, there is no assurance that inflation will not have a material adverse impact on our future results of operations.

SAFE HARBOR STATEMENT

      Certain statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically include the words “anticipate,” “believe,” “expect,” “estimate,” “pro-

ject” and “future.” Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may turn out to be inaccurate due to known or unknown risks and uncertainties. As a result, actual results may differ materially from the results discussed in and anticipated by the forward-looking statements. The following cautionary discussion of risks and uncertainties relevant to our business includes factors we believe could adversely affect us. Other factors beyond those listed below could also adversely affect us.

•	General Economic, Real Estate and Other Conditions—The homebuilding industry is cyclical and is significantly affected by changes in general and local economic conditions, such as employment levels, availability of financing for home buyers, interest rates, consumer confidence and housing demand. Any oversupply of alternatives to new homes, such as rental properties and used homes, could depress new home prices and reduce our margins on the sale of new homes. Homebuilders are also subject to risks related to the availability and cost of land suitable for homebuilding, the availability and cost of materials and labor and adverse weather conditions which can cause delays in construction schedules and cost overruns.

•	Increases in Interest Rates or Decreases in Mortgage Availability—Virtually all of our customers finance their homes through lenders providing mortgage financing. Any future increases in interest rates or decreases in the availability of mortgage financing could depress the market for new homes by making our homes less affordable.

•	Governmental Regulations and Environmental Matters—We are subject to extensive and complex regulations that affect the development and homebuilding process, including zoning, density and building standards. Such regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the costs of development or homebuilding. Laws and regulations relating to the protection of the environment can cause delays, increased costs of compliance and prohibitions or restrictions of development and homebuilding activity in environmentally sensitive areas.

•	Substantial Debt—We have a significant amount of debt. The amount of our debt could limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements. It could also limit our flexibility in planning for, or reacting to, changes in our business and make us more vulnerable in the event of a downturn in our business or in general economic conditions.

•	Competitive Conditions—The homebuilding industry is very competitive. In each of the markets we serve, we compete with other homebuilders for home buyers, desirable properties, financing, raw materials and skilled labor. Competitive conditions in the homebuilding industry could result in difficulty in acquiring suitable land at acceptable prices, the need for increased selling incentives, lower sales or delays in construction.

•	Availability of Capital—Our ability to grow our business and operations profitably is substantially dependent upon our ability to generate or obtain capital. Important sources of capital have included the sale of equity or debt and additional bank borrowings. Increases in interest rates, changes in our debt ratings by the national credit rating agencies, concerns by potential investors about the market or the economy, changing lending objectives of financial institutions, or further consolidation of financial institutions that lend to the homebuilding industry could increase our costs of borrowing or reduce the availability of funds necessary for us to achieve our strategic growth objectives. Moreover, the indentures for our outstanding debt contain provisions that may restrict the debt we may incur in the future.

•	Growth Strategies—Since 1993, we have acquired many homebuilding companies. Although we are currently focusing on internal growth, we may make strategic acquisitions of homebuilding companies in the future. Successful strategic acquisitions require the integration of operations and management and other efforts to realize the benefits that may be available. Although we believe that we have been successful in doing so in the past, we can give no assurance that, when we resume our acquisition

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

      Our interest rate swaps were not designated as hedges under SFAS No. 133 when it was adopted on October 1, 2000. We are exposed to market risk associated with changes in the fair values of the swaps, and such changes must be reflected in our income statements.

      Our mortgage company is exposed to interest rate risk associated with its mortgage loan origination services. Interest rate lock commitments (IRLC’s) are extended to borrowers who have applied for loan funding and who meet certain defined credit and underwriting criteria. Typically, the IRLC’s will have a duration of less than six months. Some IRLC’s are committed immediately to a specific investor through the use of best-efforts whole loan delivery commitments, while the majority of IRLC’s are funded prior to being committed to third-party investors. Forward sales of mortgage-backed securities (“FMBS”) are used to protect uncommitted IRLC’s against the risk of changes in interest rates. FMBS related to IRLC’s are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. FMBS related to funded, uncommitted loans are designated as fair value hedges, with changes in the value of the derivative instruments recognized in current earnings, along with changes in the value of the funded, uncommitted loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the years ended September 30, 2001, 2002 and 2003 was not significant, is recognized in current earnings. At September 30, 2003, total FMBS to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLC’s totaled approximately $216.0 million, the duration of which was less than six months. At September 30, 2003, the fair value of the FMBS and IRLC’s was approximately $26,000.

      The following table sets forth, as of September 30, 2003, for our debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table sets forth the notional amounts, weighted average interest rates and estimated fair market value of our interest rate swaps.

	Year Ended September 30,							Fair market
								value @
	2004	2005	2006	2007	2008	Thereafter	Total	9/30/03

	($ in millions)
Debt:
Fixed rate	$222.6	$215.2	$19.3	$1.9	$218.6	$1,868.2	$2,545.8	$2,732.7
Average interest rate	8.30%	10.58%	6.96%	6.15%	7.63%	8.43%	8.52%	—
Variable rate	$407.8	$—	$—	$—	$—	$—	$407.8	$407.8
Average interest rate	1.93%	—	—	—	—	—	1.93%	—
Interest Rate Swaps:
Variable to fixed	$200.0	$200.0	$200.0	$200.0	$200.0	$—	$—	$(20.8)
Average pay rate	5.10%	5.10%	5.10%	5.10%	5.02%	—	—	—
Average receive rate	90-day LIBOR

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

D.R. Horton, Inc.

      We have audited the accompanying consolidated balance sheets of D.R. Horton, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of D.R. Horton, Inc. and subsidiaries at September 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States.

Fort Worth, Texas

November 7, 2003

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30,

	2002	2003

	(In thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$92,106	$542,464
Inventories:
Finished homes and construction in progress	2,035,221	2,464,634
Residential lots — developed and under development	2,297,545	2,506,126
Land held for development	10,303	6,491
Consolidated land inventory not owned	—	105,044

	4,343,069	5,082,295
Property and equipment (net)	71,895	81,675
Earnest money deposits and other assets	430,415	436,700
Excess of cost over net assets acquired	579,230	578,900

	5,516,715	6,722,034

Financial Services:
Cash and cash equivalents	12,238	40,441
Mortgage loans held for sale	464,088	485,485
Other assets	24,486	31,417

	500,812	557,343

	$6,017,527	$7,279,377

LIABILITIES
Homebuilding:
Accounts payable and other liabilities	$834,048	$1,131,919
Notes payable	2,486,976	2,565,145

	3,321,024	3,697,064

Financial Services:
Accounts payable and other liabilities	14,340	17,174
Notes payable to financial institutions	391,355	397,978

	405,695	415,152

	3,726,719	4,112,216

Minority interests	20,945	135,901

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 400,000,000 shares authorized, 146,505,091 shares issued and outstanding at September 30, 2002 and 157,419,220 shares issued and 154,766,420 shares outstanding at September 30, 2003	1,465	1,574
Additional capital	1,349,630	1,581,629
Unearned compensation	(4,453)	(2,163)
Retained earnings	923,221	1,509,079
Treasury stock, no shares at September 30, 2002 and 2,652,800 shares at September 30, 2003, at cost	—	(58,859)

	2,269,863	3,031,260

	$6,017,527	$7,279,377

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,

	2001	2002	2003

	(In thousands, except per share data)
Homebuilding:
Revenues:
Home sales	$4,289,826	$6,529,607	$8,334,122
Land/lot sales	93,726	95,632	218,011

	4,383,552	6,625,239	8,552,133
Cost of sales:
Home sales	3,450,805	5,282,138	6,621,195
Land/lot sales	76,337	82,290	184,596

	3,527,142	5,364,428	6,805,791
Gross profit:
Home sales	839,021	1,247,469	1,712,927
Land/lot sales	17,389	13,342	33,415

	856,410	1,260,811	1,746,342
Selling, general and administrative expense	432,013	646,769	817,056
Interest expense	8,809	6,012	5,154
Other expense	34,747	16,946	9,407

	380,841	591,084	914,725

Financial Services:
Revenues	71,962	113,592	175,967
General and administrative expense	47,387	67,771	98,295
Interest expense	5,288	5,505	7,438
Other (income)	(7,669)	(16,107)	(23,203)

	26,956	56,423	93,437

INCOME BEFORE INCOME TAXES	407,797	647,507	1,008,162
Provision for income taxes	152,924	242,815	382,207

Income before cumulative effect of change in accounting principle	254,873	404,692	625,955
Cumulative effect of change in accounting principle, net of income taxes of $1,282	2,136	—	—

NET INCOME	$257,009	$404,692	$625,955

Basic earnings per common share:
Income before cumulative effect of change in accounting principle	$2.24	$3.01	$4.21
Cumulative effect of change in accounting principle, net of income taxes	0.02	—	—

Net Income	$2.26	$3.01	$4.21

Earnings per common share assuming dilution:
Income before cumulative effect of change in accounting principle	$2.21	$2.87	$4.10
Cumulative effect of change in accounting principle, net of income taxes	0.02	—	—

Net Income	$2.23	$2.87	$4.10

Cash dividends per share	$0.19	$0.23	$0.27

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Total
	Common	Additional	Unearned	Retained	Treasury	Stockholders’
	Stock	Capital	Compensation	Earnings	Stock	Equity

	(In thousands, except common stock share data)
Balances at September 30, 2000 (70,074,110 shares)	$701	$537,145	$—	$468,664	$(36,947)	$969,563

Net income	—	—	—	257,009	—	257,009
Issuances under D.R. Horton, Inc. employee benefit plans (7,450 shares)	—	125	—	—	—	125
Exercise of stock options (917,098 shares)	9	12,269	—	—	—	12,278
Cash dividends declared ($.19 per share)	—	—	—	(13,728)	—	(13,728)
Stock issued as partial consideration for acquisition (1,012,925 shares)	10	24,990	—	—	—	25,000
11% stock dividend (4,889,928 shares)	49	130,313	—	(167,309)	36,947	—

Balances at September 30, 2001 (76,901,511 shares)	$769	$704,842	$—	$544,636	$—	$1,250,247

Net income	—	—	—	404,692	—	404,692
Issuances under D.R. Horton, Inc. employee benefit plans (18,460 shares)	—	420	—	—	—	420
Exercise of stock options (756,235 shares)	8	13,559	—	—	—	13,567
Fair value of unvested stock options issued in connection with an acquisition	—	10,437	(6,009)	—	—	4,428
Amortization of unvested stock options issued in connection with an acquisition over remaining vesting period	—	—	1,556	—	—	1,556
Cash dividends declared ($.23 per share)	—	—	—	(26,107)	—	(26,107)
Stock issued as partial consideration for acquisition (20,079,532 shares)	201	620,859	—	—	—	621,060
Three-for-two stock split (48,749,353 shares)	487	(487)	—	—	—	—

Balances at September 30, 2002 (146,505,091 shares)	$1,465	$1,349,630	$(4,453)	$923,221	$—	$2,269,863

Net income	—	—	—	625,955	—	625,955
Issuances under D.R. Horton, Inc. employee benefit plans (40,736 shares)	—	846	—	—	—	846
Exercise of stock options (873,353 shares)	9	11,949	—	—	—	11,958
Amortization of unvested stock options issued in connection with an acquisition over remaining vesting period	—	—	2,290	—	—	2,290
Cash dividends declared ($.27 per share)	—	—	—	(40,097)	—	(40,097)
Treasury stock purchases (2,652,800 shares)	—	—	—	—	(58,859)	(58,859)
Conversion of convertible notes (10,000,040 shares)	100	219,204	—	—	—	219,304

Balances at September 30, 2003 (154,766,420 shares)	$1,574	$1,581,629	$(2,163)	$1,509,079	$(58,859)	$3,031,260

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2001	2002	2003

	(In thousands)
OPERATING ACTIVITIES
Net income	$257,009	$404,692	$625,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,184	32,806	41,811
Amortization of debt discounts and fees	4,878	7,839	4,050
Changes in operating assets and liabilities:
Increase in inventories	(333,142)	(244,216)	(486,006)
(Increase) decrease in earnest money deposits and other assets	(14,617)	(92,300)	9,484
Increase in mortgage loans held for sale	(103,237)	(241,270)	(21,397)
Increase in accounts payable and other liabilities	102,641	41,852	249,422

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(55,284)	(90,597)	423,319

INVESTING ACTIVITIES
Net purchases of property and equipment	(33,368)	(39,818)	(48,668)
Net (investments in) distributions from venture capital entities	(1,988)	486	—
Net cash paid for acquisitions	(61,897)	(153,761)	—

NET CASH USED IN INVESTING ACTIVITIES	(97,253)	(193,093)	(48,668)

FINANCING ACTIVITIES
Proceeds from notes payable	1,258,824	3,138,100	1,945,403
Repayment of notes payable	(1,530,211)	(3,223,535)	(2,266,654)
Issuance of senior and senior subordinated notes payable	592,004	247,928	512,556
Repurchase of treasury stock	—	—	(58,859)
Proceeds from stock associated with certain employee benefit plans	12,403	12,368	11,561
Cash dividends paid	(13,728)	(26,107)	(40,097)

NET CASH PROVIDED BY FINANCING ACTIVITIES	319,292	148,754	103,910

INCREASE (DECREASE) IN CASH	166,755	(134,936)	478,561
Cash at beginning of year	72,525	239,280	104,344

Cash at end of year	$239,280	$104,344	$582,905

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$14,127	$9,669	$12,010

Income taxes paid	$116,458	$302,419	$324,998

Supplemental disclosures of noncash activities:
Notes payable assumed related to acquisitions	$128,013	$802,205	$—

Conversion of senior notes	$—	$—	$219,304

Issuance of common stock related to acquisitions	$25,000	$621,060	$—

Notes payable issued for inventory	$79,934	$36,775	$102,293

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business: D. R. Horton, Inc. (the Company) is a national builder that is engaged primarily in the construction and sale of single-family housing in 47 markets and 20 states in the United States. The Company designs, builds and sells single-family houses on lots developed by the Company and on finished lots which it purchases, ready for home construction. Periodically, the Company sells land and lots it has developed or bought. The Company also provides title agency and mortgage brokerage services to its homebuyers. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.

      Principles of consolidation: The consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, as well as certain variable interest entities required to be consolidated pursuant to Interpretation No. 46 issued by the Financial Accounting Standards Board (“FASB”). Intercompany accounts and transactions have been eliminated in consolidation.

      Accounting principles: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

      Cash and cash equivalents: The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Amounts in transit from title companies for home closings are included in cash.

      Cost of sales: Cost of sales includes home warranty costs, purchased discounts for customer financing, and sales commissions paid to third parties.

      Excess of cost over net assets acquired: In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. Under Statement No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. The Company early-adopted the new rules on accounting for goodwill and other intangible assets beginning October 1, 2001. Potential impairments of intangible assets are reviewed annually or when events and circumstances warrant an earlier review. Impairment is determined to exist when the estimated fair value of goodwill is less than its carrying value. The Company performed the required impairment tests during fiscal 2002 and 2003 and determined that no goodwill impairment existed. The following summarizes the pro forma impact of the non-amortization approach for fiscal 2001 as if these Statements had been adopted on October 1, 2000. The net income per share amounts presented below for 2001 have been restated to reflect the effects of the three-for-two stock split (effected as a 50% dividend) of April 2002 (in thousands, except per share data).

Net income, as previously reported	$257,009
Amortization of goodwill, net of income taxes of $3,588	5,979

Net income, as adjusted	$262,988

Net income per share, as adjusted:
Basic	$2.32

Diluted	$2.28

      Additional consideration paid in subsequent periods under the terms of purchase agreements are included as acquisition costs.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Expense related to amortization of goodwill and other intangible assets was $9.6 million in fiscal 2001. Amortization of other intangible assets was $0.9 million and $1.2 million in fiscal 2002 and 2003, respectively. Accumulated amortization related to goodwill was $38.9 million at September 30, 2002 and 2003. Accumulated amortization of other intangible assets was $0.9 million and $2.1 million at September 30, 2002 and 2003, respectively.

      Interest: The Company capitalizes interest during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the home buyer. Interest costs are (in thousands):

	Year Ended September 30,

	2001	2002	2003

Capitalized interest, beginning of year	$66,092	$96,910	$153,536
Interest incurred — homebuilding	131,028	198,780	239,442
Interest expensed
Directly — homebuilding	(8,809)	(6,012)	(5,154)
Amortized to cost of sales	(91,401)	(136,142)	(219,424)

Capitalized interest, end of year	$96,910	$153,536	$168,400

      Inventories: Finished inventories are stated at the lower of accumulated cost or fair value less costs to sell. Inventories under development or held for development are stated at accumulated costs, unless such costs would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are measured at fair value, less costs of disposal.

      Inventories include related interest and property taxes which are capitalized in inventory during the development and construction periods. Residential lots are transferred to construction in progress when building permits are requested. Land and development costs are allocated to individual lots on a pro-rata basis. Sold units are expensed on a specific identification basis as cost of sales. All indirect overhead costs, such as construction superintendents’ compensation, advertising and builder’s risk insurance are either charged to SG&A expense as incurred or, in the case of builder’s risk insurance, amortized to SG&A expense over the applicable policy periods.

      Minority interests: Through acquisitions, the Company has assumed several joint venture arrangements on land projects whereby the Company is entitled to a percentage of the profits and/or losses. The Company has a controlling interest in these joint ventures. Therefore, their financial position and results of operations are consolidated for financial statement purposes and the partners’ equity positions are disclosed as minority interests. Also included in minority interests is the estimated fair value of all third-party interests in our consolidated variable interest entities, which are described later in this note.

      Property and equipment: Property and equipment, including model home furniture, is stated at cost. Major renewals and improvements are capitalized. Repairs and maintenance are expensed as incurred. Depreciation generally is provided using the straight-line method over the estimated useful life of the asset. Depreciable lives for model home furniture typically range from 2 to 3 years; depreciable lives for buildings and improvements typically range from 5 to 20 years; depreciable lives for office furniture and equipment typically range from 2 to 5 years. Accumulated depreciation was $71.8 million and $90.2 million as of September 30, 2002 and 2003, respectively. Depreciation expense was $21.6 million, $30.4 million and $38.3 million in fiscal 2001, 2002 and 2003, respectively.

      Revenue recognition: Homebuilding revenue is recognized at the time of the closing of a sale, when title to and possession of the property transfer to the buyer. Financial services revenues associated with the Company’s title operations are recognized as homes are closed, closing services are rendered and title

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance policies are issued, all of which generally occur simultaneously as each home is closed. The majority of the revenues associated with mortgage loan operations is recognized when the mortgage loans and related servicing rights are sold to third-party investors. Mortgage loan origination fees are earned when the loans associated with the homes financed are closed and funded. Earned origination fees, net of direct origination costs, are deferred and recognized as revenues, along with the associated gains or losses on the sales of the loans and related servicing rights, when the loans are sold to third-party investors.

      Advertising cost: The Company expenses advertising costs as they are incurred. Advertising expense was approximately $28.9 million, $46.7 million and $59.3 million in fiscal 2001, 2002 and 2003, respectively.

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

      The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings per share (in thousands):

	Year Ended September 30,

	2001	2002	2003

Numerator:
Net income	$257,009	$404,692	$625,955
Effect of dilutive securities:
Interest expense and amortization of issuance costs associated with zero coupon convertible senior notes, net of applicable income taxes	—	2,096	993

Numerator for diluted earnings per share after assumed conversions	$257,009	$406,788	$626,948

Denominator:
Denominator for basic earnings per share — weighted average shares	113,515	134,252	148,518
Effect of dilutive securities:
Zero coupon convertible senior notes	—	5,000	2,272
Employee stock options	1,915	2,387	2,218

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	115,430	141,639	153,008

      In March 2002, the Company’s Board of Directors declared a three-for-two common stock split (effected as a 50% stock dividend), payable on April 9, 2002 to stockholders of record on March 26, 2002. The split was accounted for by transferring the $.01 par value of the 48,749,353 shares issued to effect it from additional capital to common stock. The average share amounts presented above for 2001 have been restated to reflect the effects of the three-for-two stock split.

      On February 5, 2002, each of the Company’s 381,113 Zero Coupon Convertible Senior Notes outstanding first became eligible for conversion into 26.2391 shares of the Company’s common stock. These Convertible Senior Notes were convertible on any date as of which the average closing price of the Company’s common stock for the twenty preceding trading days exceeded the specified threshold of 110% of the accreted value of each note, divided by the conversion rate. The twenty-day average closing price of the Company’s common stock exceeded the specified threshold at the end of the March 31, 2002 and June 30, 2002 quarters

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and for a portion of the quarter ended June 30, 2003, which had the effect of increasing the denominator for diluted earnings per share. Also, the numerator for diluted earnings per share was increased by tax-effected interest expense and amortization of issuance costs associated with the Convertible Senior Notes for the March 31, 2002, June 30, 2002 and June 30, 2003 quarters. On May 27, 2003, we called the zero coupon convertible senior notes for redemption. The call for redemption gave the note holders the right to convert their notes into shares of our common stock or to redeem them for cash at their accreted value as of the redemption date. All of the notes were presented by June 26, 2003, for conversion into D.R. Horton common stock, and accordingly we issued approximately 10 million shares of common stock in exchange for the notes, whose total accreted value as of the conversion dates was approximately $214.1 million.

      Options to purchase 2.7 million shares of common stock at various prices were outstanding during fiscal 2002 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive. All options outstanding during fiscal 2001 and 2003 were included in the computation of diluted earnings per share.

      Segment information: The Company’s financial reporting segments consist of homebuilding and financial services. The Company’s homebuilding operations comprise the most substantial part of its business, with approximately 98% of consolidated revenues in fiscal 2001, 2002 and 2003. The homebuilding reporting segment is comprised of the aggregate of the Company’s regional homebuilding operating segments and generates the majority of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. Approximately 91% of home sales revenues were generated from the sale of single-family detached homes in fiscal 2003. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services. Expenditures for long-lived assets and depreciation and amortization related to the financial services segment for the years ended September 30, 2001, 2002 and 2003 were not significant.

      Effective with its fiscal year beginning October 1, 2002, the Company’s wholly-owned mortgage subsidiary is required by Statement of Position 01-6 (“SOP 01-6”), of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, to disclose the minimum net worth requirements by regulatory agencies, secondary market investors and states in which it conducts business. Currently, the largest of these minimum net worth requirements is $1.0 million, which is insignificant compared to the $35 million minimum net worth required by the mortgage subsidiary’s warehouse credit line. At September 30, 2002 and 2003, the mortgage subsidiary’s net worth was $54.0 million and $97.3 million, respectively.

      The accounting policies of the reporting segments are described throughout this note. Assets, revenues and operating income of the Company’s reporting segments are included in the consolidated balance sheets and consolidated statements of income.

      Long-lived assets: Potential impairments of long-lived assets are reviewed annually or when events and circumstances warrant an earlier review. In accordance with SFAS No. 144, impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.

      Stock-based compensation: The Company may, with the approval of the Compensation Committee of its Board of Directors, grant stock options for a fixed number of shares to employees. The Company accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company adopted the disclosure-only provisions as specified by the SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). The exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, and therefore no compensation expense is recognized for the initial

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant. SFAS No. 123 and SFAS No. 148 require disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense for fiscal 2001, 2002 and 2003 for options granted after fiscal 1995.

      The following table sets forth the effect on net income and earnings per share as if the fair value based method had been applied (in thousands, except per share data):

	Year Ended September 30,

	2001	2002	2003

Net income as reported	$257,009	$404,692	$625,955
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	973	1,422
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(2,301)	(3,656)	(5,698)

Pro forma net income	$254,708	$402,009	$621,679

Reported basic net income per share	$2.26	$3.01	$4.21

Pro forma basic net income per share	$2.24	$2.99	$4.19

Reported diluted net income per share	$2.23	$2.87	$4.10

Pro forma diluted net income per share	$2.21	$2.85	$4.07

The per share amounts for 2001 have been adjusted as applicable for the three-for-two stock split of April 9, 2002.

      Interest rate swaps: The Company entered into two ten-year interest rate swap agreements in 1998 with a major United States bank under which it receives each quarter the London Inter-Bank Offered Rate (LIBOR) and pays a fixed amount that averages 5.1% on a total notional amount of $200 million. At the end of each quarter, the swaps’ market value will have changed depending upon the market’s current anticipation of quarterly LIBOR rate levels from the present until the swaps’ maturity in 2008. The swaps’ market values generally vary directly with changes in anticipated future LIBOR rates. Because the Company was unwilling to “buy out” the bank’s current right to cancel each swap during any quarter in which LIBOR exceeds 7%, it chose not to designate the swaps as cash-flow hedges under SFAS No. 133, which was adopted on October 1, 2000. Changes in the swaps’ fair value must be recorded in the consolidated statements of income. Accordingly, the Company recorded a cumulative effect of a change in accounting principle amounting to $2.1 million, net of income taxes of $1.3 million, as an adjustment to net income in 2001. The fair values of the Company’s interest rate swaps were $20.8 million at September 30, 2003 and $22.6 million at September 30, 2002, and are recorded in homebuilding other liabilities, and the changes in their fair values are recorded in homebuilding other expense.

      Mortgage loans: Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Loans that have been closed but not committed to a third-party investor are matched with forward sales of mortgage backed securities (“FMBS”) that are designated as fair value hedges. Hedged loans are typically committed to third-party investors within three days of origination. All loans held for sale are carried at cost adjusted for changes in fair value after the date of designation of an effective hedge, based on either sale commitments or current market quotes. Any gain or loss on the sale of loans is recognized at the time of sale. As of September 30, 2003, the Company had $30.0 million in loans not committed to third-party investors which were hedged with $29.0 million of FMBS. During the years ended September 30, 2001, 2002 and 2003, the Company had net gains on sales of loans of $32.4 million, $55.0 million, and $91.5 million, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The forward sales of mortgage-backed securities associated with uncommitted, funded loans are designated as fair value hedges of the risk of changes in the overall fair value of the related loans. Accordingly, changes in the value of the derivative instruments are recognized in current earnings, as are changes in the value of the loans. During the fiscal years ended September 30, 2001, 2002 and 2003, the Company’s net gains related to the ineffective portion of its fair value hedging instruments were not material. The net gains are included in financial services revenues.

      Loan commitments: To meet the financing needs of its customers, the Company is party to interest rate lock commitments (“IRLC’s”) which are extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133 and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLC’s as non-designated derivative instruments at fair value with gains and losses recorded to current earnings. At September 30, 2002 and 2003, the Company’s IRLC’s totaled $279.3 million and $458.7 million, respectively.

      The Company manages interest rate risk related to its IRLC’s through the use of best-efforts whole loan delivery commitments, forward sales of mortgage-backed securities and the infrequent purchase of options on financial instruments. These instruments are considered non-designated derivatives and are accounted for at fair market value with gains and losses recorded to current earnings. As of September 30, 2003, the Company had approximately $187.0 million outstanding of FMBS and $252.0 million of best efforts whole loan delivery commitments related to its IRLC’s.

      Consolidation of Variable Interest Entities: In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance for the financial accounting and reporting of interests in certain variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain business entities that either have equity investors with no voting rights or have equity investors that do not provide sufficient financial resources for the entities to support their activities. FIN 46 requires consolidation of such entities by any company that is subject to a majority of the risk of loss from the entities’ activities or is entitled to receive a majority of the entities’ residual returns or both. The requirements of FIN 46 are currently effective for all interests in variable interest entities created after January 31, 2003, and will be effective for all interests in variable interest entities created before February 1, 2003 in the first fiscal year or interim period beginning after December 15, 2003. The Company chose to fully adopt the provisions of FIN 46 for all variable interest entities as of September 30, 2003.

      In the ordinary course of its business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Under such option purchase contracts, the Company will fund a stated deposit in consideration for the right to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, most of the Company’s option deposits are non-refundable. Certain non-refundable deposits are deemed to create a variable interest in a variable interest entity under the requirements of FIN 46. As such, certain of the Company’s option purchase contracts result in the acquisition of a variable interest in the entity holding the land parcel under option.

      The Company has evaluated all of its interests in variable interest entities at September 30, 2003 and has consolidated the fair value of certain variable interest entities from which the Company is purchasing land or lots under option contracts. The land sellers are not required to provide the Company the financial information of the variable interest entities. Therefore, when the Company’s requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities are required. In most cases, the fair value of the assets of the consolidated entities have been assumed to be the contractual purchase price of the land or lots the Company is purchasing. In these cases, the only asset recorded is the land or lots the Company is buying with a related offset to minority interest for the assumed third party investment in the variable interest entity. The consolidation of these entities added $105.0 million in land inventory not owned and

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minority interests to the Company’s balance sheet at September 30, 2003. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $13.9 million, performance letters of credit totaling $17.3 million and promissory notes totaling $0.3 million. Creditors, if any, of these variable interest entities have no recourse against the Company. Including the deposits with the variable interest entities above, the Company has deposits amounting to $152.7 million to purchase land and lots with a total purchase price of $2.5 billion at September 30, 2003. The Company’s maximum exposure to loss associated with such unconsolidated variable interest entities is limited to the funded amounts of the Company’s option deposits related to such option purchase contracts, which totaled $146.9 million at September 30, 2003.

      Warranty: In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which is effective as to disclosure requirements for all financial statements for periods ending after December 15, 2002. With respect to the product warranty disclosure requirements contained therein, the Company provides its home buyers a one-year comprehensive limited warranty for all parts and labor and a ten-year limited warranty for major construction defects. Since the Company subcontracts its homebuilding work to subcontractors who provide it with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty reserves have been established by charging cost of sales and crediting a warranty liability for each home delivered. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs under all unexpired warranty obligation periods. The Company’s warranty cost accruals are based upon historical warranty cost experience in each market in which it operates and are adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built. The following table sets forth the activity in the Company’s warranty reserve for the year ended September 30, 2003 (in thousands):

Warranty liability, beginning of period	$39,471
Warranties issued	45,060
Changes in liabilities for pre-existing warranties	15,994
Settlements made	(27,378)

Warranty liability, end of period	$73,147

      Litigation Reserves: Litigation reserves have been established for estimated amounts based on an actuarial analysis of the Company’s past history of claims. The Company has, and requires the majority of its subcontractors to have, general liability insurance that protects the Company against a portion of its risk of loss from construction-related claims. The Company reserves for costs to cover its self-insured retentions and deductible amounts under those policies and for any costs in excess of its coverage limits.

      Recent Accounting Pronouncements: In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Certain provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, FASB deferred indefinitely certain provisions of this statement pertaining to non-controlling interests in limited life entities. The Company does not believe that the implementation of the deferred provisions of SFAS No. 150 will have a material impact on the Company’s financial position, results of operations or cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE B—NOTES PAYABLE

      The Company’s notes payable consist of the following (in thousands):

	As of September 30,

	2002	2003

Homebuilding:
Unsecured:
Revolving credit facility due 2006	$—	$—
8 3/8% Senior notes due 2004, net	149,339	149,736
10 1/2% Senior notes due 2005, net	199,559	199,691
10% Senior notes due 2006, net	147,802	—
7 1/2% Senior notes due 2007, net	—	215,000
9% Senior notes due 2008, net	102,427	—
8% Senior notes due 2009, net	383,438	383,635
9 3/8% Senior notes due 2009, net	246,057	243,927
9 3/4% Senior subordinated notes due 2010, net	148,994	149,082
7 7/8% Senior notes due 2011, net	198,437	198,564
9 3/8% Senior subordinated notes due 2011, net	199,710	199,733
10 1/2% Senior subordinated notes due 2011, net	153,284	151,798
8 1/2% Senior notes due 2012, net	247,995	248,138
6 7/8% Senior notes due 2013, net	—	200,000
5 7/8% Senior notes due 2013, net	—	100,000
Zero coupon convertible senior notes due 2021, net	209,144	—
Other secured	100,790	125,841

	$2,486,976	$2,565,145

Financial Services:
Mortgage warehouse facility due 2004	$242,355	$147,978
Commercial paper conduit facility due 2006	149,000	250,000

	$391,355	$397,978

      In March 2002, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for up to an aggregate amount of $1.0 billion of the Company’s debt and equity securities. At September 30, 2003, the remaining capacity to issue new debt or equity securities amounted to $485 million. The universal shelf registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock and/or common stock.

      Maturities of consolidated notes payable, assuming the mortgage warehouse and commercial paper conduit facilities are not extended, are $630.4 million in 2004, $215.2 million in 2005, $19.3 million in 2006, $1.9 million in 2007, $218.6 million in 2008 and $1,868.2 million thereafter.

Homebuilding:

      The Company has an $805 million, unsecured revolving credit facility, including $250 million which may be used for letters of credit. The facility matures in January 2006, and is guaranteed by substantially all of the

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of debt to tangible net worth. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees. Under the debt covenants associated with the revolving credit facility, at September 30, 2003, the Company had additional borrowing capacity of $709.1 million. The interest rates of the unsecured bank debt at September 30, 2002 and 2003 were 3.6% and 2.6%, respectively.

      On June 18, 2003, the Company issued $100 million principal amount of 5 7/8% Senior Notes. The notes, which are due July 1, 2013, with interest payable semi-annually, represent unsecured obligations of the Company. The 5 7/8% Senior Notes may be redeemed, in whole or in part, at any time on or after July 1, 2008, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued interest. The Company may also redeem up to 35% of the amount originally issued with the proceeds of public offerings at a redemption price equal to 105.875% of the principal amount through July 1, 2006, plus accrued interest. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs, is 5.9%.

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

      On May 27, 2003, the Company called all of its zero coupon convertible senior notes due 2021 for redemption. The call for redemption gave the note holders the right to convert their notes into shares of D. R. Horton common stock or to redeem them for cash at their accreted value as of the redemption date. All of the notes were presented for conversion into D.R. Horton common stock, and accordingly the Company issued approximately 10 million shares of common stock in exchange for the notes. As a result of the conversion, common stock increased $0.1 million and additional capital increased $219.2 million.

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

      On April 11, 2002, the Company issued $250 million principal amount of 8 1/2% Senior Notes. The notes, which are due April 15, 2012, with interest payable semi-annually, represent unsecured obligations of the Company. The 8 1/2% Senior Notes may be redeemed, in whole or in part, at any time on or after April 15, 2007 at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued interest. The Company may also redeem up to 35% of the amount originally issued with the proceeds of public equity offerings at a redemption price equal to 108.5% of the principal amount through April 15, 2005, plus accrued interest. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discount, is 8.6%.

      On February 21, 2002, the Company assumed the outstanding debt of Schuler Homes, Inc. (“Schuler”) as part of Schuler’s merger into the Company. The debt assumed included the 9% Senior Notes due 2008, which were redeemed on July 25, 2003, the 9 3/8% Senior Notes due 2009 and the 10 1/2% Senior Subordinated Notes due 2011, all of which were recorded by the Company at their market values as of February 21, 2002. The Company repaid $20.2 million, in principal amount, of the Schuler Senior and Senior Subordinated Notes as part of the Company’s change of control offer in connection with the merger.

      The 10 1/2% Senior Subordinated Notes assumed from Schuler are due July 15, 2011, with interest payable semi-annually, and represent unsecured obligations of the Company. The 10 1/2% Senior Subordinated Notes may be redeemed, in whole or in part, at any time on or after July 15, 2006 at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued interest. The Company may also redeem up to 35% of the aggregate principal amount of the notes with the proceeds of public equity offerings at a redemption price equal to 110.5% of the principal amount, plus accrued interest, at any time prior to July 15, 2004. The annual effective interest rate of the notes, after giving effect to the amortization of the premium, is 9.6%.

      The 9 3/8% Senior Notes assumed from Schuler are due July 15, 2009, with interest payable semi-annually, and represent unsecured obligations of the Company. The 9 3/8% Senior Notes may be redeemed, in whole or in part, at any time on or after July 15, 2005 at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued interest. The Company may also redeem up to 35% of the aggregate principal amount of the notes with the proceeds of public equity offerings at a redemption price equal to 109.375% of the principal amount, plus accrued interest, at any time prior to July 15, 2004. The annual effective interest rate of the notes, after giving effect to the amortization of the premium, is 8.4%.

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

      In September 2000, the Company issued $150 million principal amount of 9 3/4% Senior Subordinated Notes. These notes, which are due September 15, 2010, with interest payable semi-annually, represent unsecured obligations of the Company. The 9 3/4% Senior Subordinated Notes are not redeemable. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discount, is 9.9%.

      In March 2000, the Company issued $150 million principal amount of 10 1/2% Senior Notes due April 1, 2005. In June 2000, the Company issued an additional $50 million principal amount of its 10 1/2% Senior Notes

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

due April 1, 2005. The notes bear interest payable semi-annually and represent unsecured obligations of the Company. The 10 1/2% Senior Notes are not redeemable. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discount, is 10.8%.

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

      In June 1997, the Company issued $150 million principal amount of 8 3/8% Senior Notes. These notes, which are due June 15, 2004, with interest payable semi-annually, represent unsecured obligations of the Company. The 8 3/8% Senior Notes are not redeemable. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discount, is 8.6%.

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

      The bank credit facilities and the indentures for the Senior and Senior Subordinated Notes contain covenants which, taken together, limit investments in inventory, stock repurchases, cash dividends and other restricted payments, incurrence of indebtedness, asset dispositions and creation of liens, and require certain levels of tangible net worth. At September 30, 2003, under the most restrictive covenants, the additional debt the Company could incur would be limited to $1,644.8 million. Additionally, cash dividends paid on or repurchases of the Company’s common stock and other restricted payments are limited to an amount not to exceed, on a cumulative basis, 50% of consolidated net income, as defined, subject to certain other adjustments. Pursuant to the most restrictive of these requirements, the Company had approximately $373.4 million available for the payment of dividends and other restricted payments at September 30, 2003.

      The Company uses interest rate swap agreements to help manage a portion of its interest rate exposure. The agreements convert a notional amount of $200 million from a variable rate to a fixed rate. These agreements are cancellable by a third party during periods where LIBOR exceeds 7%. The agreements expire at dates through September, 2008. The Company does not expect non-performance by the counter-party, a major U.S. bank, and any losses incurred in the event of non-performance are not expected to be material. Net payments or receipts under these agreements are recorded as adjustments to interest incurred. As a result of these agreements, the Company’s net interest costs were reduced by $1.5 million in 2001 and increased by $6.0 million and $7.5 million in 2002 and 2003, respectively.

Financial Services:

      The Company’s mortgage subsidiary has a $230 million mortgage warehouse line payable to financial institutions, maturing February 12, 2004, at the 30-day LIBOR rate plus a fixed premium. The mortgage warehouse line is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of the Senior and Senior Subordinated Notes. The interest rates of the mortgage warehouse line payable at September 30, 2002 and 2003 were 2.9% and 2.2%, respectively.

      The Company’s mortgage subsidiary also has a $300 million commercial paper conduit facility (the “CP conduit facility”), which expires on June 29, 2006, the terms of which are renewable annually by the sponsoring banks. The CP conduit facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of the Senior and Senior Subordinated Notes. The

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mortgage loans pledged to secure the CP conduit facility are used as collateral for mortgage-backed securities sold in the secondary commercial paper markets. The interest rates of the CP conduit facility at September 30, 2002 and 2003 were 2.4% and 1.7%, respectively.

NOTE C—ACQUISITIONS

      In fiscal 2001 and 2002 the Company made the following acquisitions:

Company Acquired	Date Acquired	Consideration

Fortress-Florida	May 2001	$53.0 million
Emerald Builders	July 2001	$193.6 million
Schuler Homes, Inc	February 2002	$1,821.4 million

      Consideration includes cash paid and assumption of certain accounts payable and notes payable, some of which were repaid subsequent to the acquisitions. Also included are 1,012,925 shares of common stock, valued at $25.0 million, issued as partial consideration for the acquisition of Emerald Builders, and 20,079,532 shares of common stock, valued at $621.1 million, issued as partial consideration for the acquisition of Schuler Homes, Inc.

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

      On February 21, 2002, Schuler Homes, Inc. merged with and into D.R. Horton, Inc., with D.R. Horton the surviving corporation. At the time of the merger, Schuler’s assets amounted to $1,393.3 million, mostly inventory. The total merger consideration consisted of the issuance of 20,079,532 shares of D.R. Horton, Inc. common stock, valued at $30.93 per share (the average closing price of D.R. Horton common stock for a period of ten trading days from December 4, 2001 to December 17, 2001); the payment of $168.7 million in cash; the assumption of $802.2 million of Schuler’s debt, $238.2 million of which was paid at closing; the assumption of trade payables and other liabilities amounting to $218.7 million; and the assumption of $10.8 million of obligations to the Schuler entities’ minority interest holders. Also, D.R. Horton issued options to purchase approximately 527,000 shares of D.R. Horton common stock to Schuler employees to replace outstanding Schuler stock options. The fair value of the options issued was $10.4 million and was recorded as additional capital. The fair value of the unvested options issued was $6.0 million and was recorded as unearned compensation. The unearned compensation is being amortized over the remaining vesting period of the stock options. The amount of goodwill acquired in the Schuler acquisition was $441.6 million of which $30.9 million is deductible for tax purposes. There were no other significant changes in goodwill during the years ended September 30, 2002 and 2003.

      The merger was treated as a purchase of Schuler by D.R. Horton for accounting purposes. Under this method, Schuler assets acquired and liabilities assumed were recorded on the Company’s balance sheet at their fair market values as of February 21, 2002. Schuler’s results of operations from February 22, 2002 to

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2002 are included in the Company’s results of operations for the year ended September 30, 2002.

      The following unaudited pro forma combined condensed financial data for the years ending September 30, 2001 and 2002 were derived from the historical financial statements of D.R. Horton, Inc., Schuler, Fortress-Florida, and Emerald Builders. The unaudited pro forma combined condensed financial data give effect to the merger with Schuler and the acquisitions of Fortress-Florida and Emerald as if they had occurred at the beginning of each period presented. Pro forma adjustments to the historical financial data reflect those that we deem appropriate and are factually supported based upon currently available information. The only pro forma adjustment that significantly affected the combined historical financial data for the years ended September 30, 2001 and 2002 was the pro forma effect of recording Schuler’s inventories at fair value at the beginning of the year ended September 30, 2001. This pro forma adjustment would have reduced net income for that year by $25.2 million.

      The unaudited pro forma combined condensed financial data has been included for comparative purposes only and does not purport to show what the operating results would have been if the merger had been consummated as of the dates indicated and should not be construed as representative of future operating results.

	Year Ended September 30,

	2001	2002

	(Unaudited)
	(In thousands except per
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

NOTE D—STOCKHOLDERS’ EQUITY

      At September 30, 2003, 157,419,220 shares of Common Stock were issued and 154,766,420 shares were outstanding. No shares of Preferred Stock were issued or outstanding. On that date, 9,442,420 and 8,919,534 shares of Common Stock were reserved for issuance pursuant to the D.R. Horton, Inc. Stock Incentive Plans and Employee Stock Purchase Plan, respectively.

      On February 27, 2001, the Board of Directors declared an 11% common stock dividend, payable on March 23, 2001, to stockholders of record on March 9, 2001. The dividend was accounted for based on the fair value of the Company’s stock on the date of declaration.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 4, 2002, the Board of Directors declared a three-for-two common stock split (effected as a 50% stock dividend) payable on April 9, 2002, to stockholders of record on March 26, 2002.

      The Company has a shelf registration statement with the Securities and Exchange Commission to issue, from time to time, up to 15 million shares of registered common stock in connection with future acquisitions.

      In November 1998, the Board of Directors authorized the repurchase of up to $100 million each of the Company’s common stock and debt securities, as market conditions warrant. From November 1998 through March 2001, the Company repurchased $36.9 million (2,589,200 shares) of common stock in open market purchases under the stock repurchase plan. All 2,589,200 shares were reissued in March 2001 as partial payment of the 11% stock dividend. On July 31, 2003, the Board of Directors increased the authorizations for repurchases of the Company’s common stock to $200 million and of the Company’s outstanding debt securities to an additional $200 million. In fiscal 2003, the Company repurchased 2,652,800 shares of common stock in open market purchases at an aggregate purchase price of $58.9 million and had $175.6 million remaining of the Board of Directors’ authorization for repurchases of common stock and $200 million remaining of the authorization for repurchases of debt securities.

NOTE E—PROVISION FOR INCOME TAXES

      The provision for income taxes includes the following components (in thousands):

	Year Ended September 30,

	2001	2002	2003

Current provision:
Federal	$161,721	$248,823	$355,645
State	16,504	26,668	48,166

	178,225	275,491	403,811

Deferred provision (benefit):
Federal	(21,919)	(29,869)	(19,594)
State	(2,100)	(2,807)	(2,010)

	(24,019)	(32,676)	(21,604)

Total provision for income taxes	154,206	242,815	382,207
Provision for cumulative effect of change in accounting principle	(1,282)	—	—

Provision for income taxes before cumulative effect of change in accounting principle	$152,924	$242,815	$382,207

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These differences primarily relate to the following (in thousands):

	September 30,

	2002	2003

Deferred tax assets:
Capitalization of inventory costs	$56,997	$81,179
Warranty cost and other accruals	35,611	63,618
Fair value adjustment of Schuler notes	13,693	6,101
Change in value of interest rate swaps	8,663	7,972
Venture capital investment valuation allowances	5,253	6,758
Other	13,958	8,887

Total deferred tax assets	134,175	174,515
Deferred tax liabilities	30,427	44,818

Net deferred tax assets	$103,748	$129,697

      The net deferred tax assets are included in the balance sheet as other assets.

      The difference between income tax expense and tax computed by applying the federal statutory income tax rate of 35% to income before taxes is due to the following (in thousands):

	Year Ended September 30,

	2001	2002	2003

Income taxes at federal statutory rate	$142,729	$226,627	$352,857
Increase in tax resulting from:
State income taxes, net	9,602	15,756	28,519
Other	593	432	831

Provision for income taxes before cumulative effect of change in accounting principle	$152,924	$242,815	$382,207

NOTE F—EMPLOYEE BENEFIT PLANS

      The Company has a 401(k) plan for all Company employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing are at the discretion of the Company. Expenses for the plan were $4.2 million, $6.0 million and $6.9 million for 2001, 2002 and 2003, respectively.

      The Company’s Supplemental Executive Retirement Plan (“SERP”) is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death, or termination of employment with the Company. Under it, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company recorded $1.3 million, $1.4 million and $2.2 million of expense for this plan in 2001, 2002 and 2003, respectively.

      In June 2002, the Company established a new deferred compensation plan to a select group of employees. The participating employees designate investments for their contributions; however, the Company is not required to invest the contributions in the designated investments. The Company records as expense the amount that the employee contributions would have earned had the funds been invested in the designated

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments. The Company recorded $0.6 million and $1.3 million of expense for this plan in 2002 and 2003, respectively.

      The Company’s Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the date of purchase. Under the terms of the plan, the total fair market value of the common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees of the Company purchased 7,450 shares for $0.1 million in 2001, 18,460 shares for $0.4 million in 2002 and 40,736 shares for $0.8 million in 2003.

      The Company Stock Incentive Plans provide for the granting of stock options to certain key employees of the Company to purchase shares of common stock. Options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. Options generally expire 10 years after the dates on which they were granted. Options generally vest over periods of 5 to 10 years. There were 1,529,583 and 2,137,308 shares available for future grants under the Plans at September 30, 2002 and 2003, respectively. The Company issued an 11% stock dividend on March 23, 2001 and a three-for-two stock split on April 9, 2002. The amounts in the following table have been adjusted to reflect the effects of the dividend and stock split.

      Activity under the Company Stock Incentive Plans are:

	2001		2002		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Stock Options
Outstanding at beginning of year	6,880,413	$7.46	6,510,815	$8.36	8,786,190	$12.76
Granted	1,554,580	10.03	3,527,168	18.99	60,000	20.52
Exercised	(1,459,037)	5.08	(1,015,239)	6.80	(873,353)	7.10
Canceled	(465,141)	10.90	(236,554)	10.16	(667,725)	13.54

Outstanding at end of year	6,510,815	$8.36	8,786,190	$12.76	7,305,112	$13.42

Exercisable at end of year	1,524,851	$6.80	1,739,237	$7.84	1,980,138	$10.23

      Exercise prices for options outstanding at September 30, 2003, ranged from $3.3226 to $28.7067.

      The weighted average remaining contractual lives of those options are:

	Outstanding			Exercisable

		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Maturity		Exercise	Maturity
Exercise Price Range	Options	Price	(Years)	Options	Price	(Years)

Less than $9	2,118,072	$6.34	4.1	894,995	$5.89	3.3
$9 - $18	2,692,846	11.12	6.0	820,729	11.18	5.7
More than $18	2,494,194	21.93	8.8	264,414	21.95	8.7

Total	7,305,112	$13.42	6.4	1,980,138	$10.23	5.0

      The weighted average fair value of grants made in 2001, 2002 and 2003 was $5.19, $12.85 and $12.11 per share, respectively. The grant amount for 2001 has been adjusted for the three-for-two stock split (effected as a 50% stock dividend) of April 9, 2002.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2001	2002	2003

Risk free interest rate	5.83%	4.66%	4.05%
Expected life (in years)	7.0	7.0	6.63
Expected volatility	49.50%	61.20%	67.66%
Expected dividend yield	1.26%	1.05%	1.42%

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

      The table below sets forth the carrying values and estimated fair values of the Company’s financial instruments (in thousands).

	September 30, 2002		September 30, 2003

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

HOMEBUILDING:
Liabilities
8 3/8% Senior notes due 2004, net	$149,339	$151,500	$149,736	$155,250
10 1/2% Senior notes due 2005, net	199,559	209,500	199,691	218,500
10% Senior notes due 2006, net	147,802	151,497	—	—
7 1/2% Senior notes due 2007, net	—	—	215,000	230,588
9% Senior notes due 2008, net	102,427	99,000	—	—
8% Senior notes due 2009, net	383,438	373,450	383,635	417,725
9 3/8% Senior notes due 2009, net	246,057	227,950	243,927	262,613
9 3/4% Senior subordinated notes due 2010, net	148,994	145,500	149,082	168,000
7 7/8% Senior notes due 2011, net	198,437	190,000	198,564	216,000
9 3/8% Senior subordinated notes due 2011, net	199,710	194,000	199,733	218,000
10 1/2% Senior subordinated notes due 2011, net	153,284	144,775	151,798	163,958
8 1/2% Senior notes due 2012, net	247,995	242,500	248,138	272,500
6 7/8% Senior notes due 2013, net	—	—	200,000	201,000
5 7/8% Senior notes due 2013, net	—	—	100,000	92,500
Zero coupon convertible senior notes due 2021, net	209,144	227,715	—	—
Interest rate swaps	22,648	22,648	20,842	20,842

FINANCIAL SERVICES:
Assets
Mortgage loans held for sale	464,088	464,088	485,485	485,485
Forward sales of mortgage backed securities	(2,168)	(2,168)	(3,328)	(3,328)
Interest rate lock commitments	2,357	2,357	3,354	3,354

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      For the Senior and Senior Subordinated Notes, fair values represent quoted market prices. For interest rate swaps, mortgage loans held for sale, forward sales of mortgage backed securities and interest rate lock commitments, the fair values are estimated based on quoted market prices for similar financial instruments.

NOTE H—	COMMITMENTS AND CONTINGENCIES

      The Company is involved in lawsuits and other contingencies in the ordinary course of business. Management believes that, while the ultimate outcome of the contingencies cannot be predicted with certainty, the ultimate liability, if any, will not have a material adverse effect on the Company’s financial position.

      In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At September 30, 2003, the Company had cash deposits of $149.2 million and promissory notes of $3.5 million to purchase land and lots with a total purchase price of $2.5 billion. Only $62.8 million of the $2.5 billion in land lot option purchase contracts contain specific performance clauses which will require the Company to purchase the land or lots. The majority of land and lots under contract are expected to be purchased within three years.

      Additionally, in the normal course of its business activities, the Company provides standby letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At September 30, 2003, outstanding standby letters of credit were $118.6 million and performance bonds were $1,147.1 million. The Company has an additional capacity of $154.1 million for standby letters of credit under its revolving credit facility.

      The Company leases office space under noncancellable operating leases. Minimum annual lease payments under these leases at September 30, 2003 approximate (in thousands):

2004	$12,902
2005	11,669
2006	10,571
2007	7,378
2008	4,694
Thereafter	7,122

$54,336

Rent expense approximated $14.4 million, $25.1 million and $27.7 million for fiscal 2001, 2002 and 2003, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I—SUMMARIZED FINANCIAL INFORMATION

      The 5 7/8%, 6 7/8%, 7 1/2%, 7 7/8%, 8%, 8 3/8%, 8 1/2%, 9 3/8% and 10 1/2% Senior Notes, and the 9 3/8%, 9 3/4% and 10 1/2% Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s direct and indirect subsidiaries (Guarantor Subsidiaries), other than financial services subsidiaries and certain other inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

Consolidating Balance Sheet

September 30, 2003

			Non-Guarantor
			Subsidiaries

	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total

	(In thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$196,104	$318,994	$—	$27,366	$—	$542,464
Advances to and investments in subsidiaries	4,634,619	219,927	—	—	(4,854,546)	—
Inventories	957,816	3,921,285	—	203,194	—	5,082,295
Property & equipment (net)	13,231	51,438	—	17,006	—	81,675
Earnest money deposits & other assets	191,799	232,563	—	12,338	—	436,700
Excess of cost over net assets acquired	—	578,900	—	—	—	578,900

	5,993,569	5,323,107	—	259,904	(4,854,546)	6,722,034

Financial services:
Cash	—	—	40,441	—	—	40,441
Mortgage loans held for sale	—	—	485,485	—	—	485,485
Other assets	—	—	31,417	—	—	31,417

	—	—	557,343	—	—	557,343

Total Assets	$5,993,569	$5,323,107	$557,343	$259,904	$(4,854,546)	$7,279,377

LIABILITIES & EQUITY
Homebuilding:
Accounts payable and other liabilities	$450,757	$613,435	$—	$67,727	$—	$1,131,919
Advances from parent/subsidiaries	—	2,999,897	—	48,944	(3,048,841)	—
Notes payable	2,511,552	44,458	—	9,135	—	2,565,145

	2,962,309	3,657,790	—	125,806	(3,048,841)	3,697,064

Financial services:
Accounts payable and other liabilities	—	—	17,174	—	—	17,174
Advances from parent/subsidiaries	—	—	42,177	—	(42,177)	—
Notes payable	—	—	397,978	—	—	397,978

	—	—	457,329	—	(42,177)	415,152

Total Liabilities	2,962,309	3,657,790	457,329	125,806	(3,091,018)	4,112,216

Minority interests	—	—	56	135,845	—	135,901

Total Equity	3,031,260	1,665,317	99,958	(1,747)	(1,763,528)	3,031,260

Total Liabilities & Equity	$5,993,569	$5,323,107	$557,343	$259,904	$(4,854,546)	$7,279,377

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet

September 30, 2002

			Nonguarantor
			Subsidiaries

	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total

	(In thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$—	$80,273	$—	$11,833	$—	$92,106
Advances to and investments in subsidiaries	4,126,233	260,725	—	68	(4,387,026)	—
Inventories	689,111	3,566,280	—	88,048	(370)	4,343,069
Property & equipment (net)	10,826	55,424	—	5,645	—	71,895
Earnest money deposits & other assets	209,990	212,685	—	12,408	(4,668)	430,415
Excess of cost over net assets acquired	—	579,230	—	—	—	579,230

	5,036,160	4,754,617	—	118,002	(4,392,064)	5,516,715

Financial services:
Cash	—	—	12,238	—	—	12,238
Mortgage loans held for sale	—	—	464,088	—	—	464,088
Other assets	—	—	24,486	—	—	24,486

	—	—	500,812	—	—	500,812

Total Assets	$5,036,160	$4,754,617	$500,812	$118,002	$(4,392,064)	$6,017,527

LIABILITIES & EQUITY
Homebuilding:
Accounts payable and other liabilities	$341,405	$483,252	$—	$9,415	$(24)	$834,048
Advances from parent/subsidiaries	—	3,019,521	—	50,370	(3,069,891)	—
Notes payable	2,424,892	30,491	—	36,237	(4,644)	2,486,976

	2,766,297	3,533,264	—	96,022	(3,074,559)	3,321,024

Financial services:
Accounts payable and other liabilities	—	—	14,340	—	—	14,340
Advances from parent/subsidiaries	—	—	25,386	—	(25,386)	—
Notes payable	—	—	391,355	—	—	391,355

	—	—	431,081	—	(25,386)	405,695

Total Liabilities	2,766,297	3,533,264	431,081	96,022	(3,099,945)	3,726,719

Minority interests	—	—	26	20,919	—	20,945

Total Equity	2,269,863	1,221,353	69,705	1,061	(1,292,119)	2,269,863

Total Liabilities & Equity	$5,036,160	$4,754,617	$500,812	$118,002	$(4,392,064)	$6,017,527

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income

Year Ended September 30, 2003

			Nonguarantor
			Subsidiaries

	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total

	(In thousands)
Homebuilding:
Revenues:
Home sales	$1,296,870	$6,833,650	$—	$203,602	$—	$8,334,122
Land/lot sales	16,576	199,015	—	2,420	—	218,011

	1,313,446	7,032,665	—	206,022	—	8,552,133
Cost of sales:
Home sales	1,033,011	5,440,926	—	147,693	(435)	6,621,195
Land/lot sales	18,968	163,208	—	2,420	—	184,596

	1,051,979	5,604,134	—	150,113	(435)	6,805,791
Gross profit:
Home sales	263,859	1,392,724	—	55,909	435	1,712,927
Land/lot sales	(2,392)	35,807	—	—	—	33,415

	261,467	1,428,531	—	55,909	435	1,746,342
Selling, general & administrative expense	260,515	524,057	—	20,798	11,686	817,056
Interest expense	3,528	(315)	—	1,941	—	5,154
Other (income) expense	(1,010,738)	(4,615)	—	14,659	1,010,101	9,407

	1,008,162	909,404	—	18,511	(1,021,352)	914,725

Financial services:
Revenues	—	—	175,967	—	—	175,967
General & administrative expense	—	—	109,981	—	(11,686)	98,295
Interest expense	—	—	7,438	—	—	7,438
Other (income)	—	—	(23,203)	—	—	(23,203)

	—	—	81,751	—	11,686	93,437

Income before income taxes	1,008,162	909,404	81,751	18,511	(1,009,666)	1,008,162
Provision for income taxes	382,207	344,767	30,992	7,018	(382,777)	382,207

Net income	$625,955	$564,637	$50,759	$11,493	$(626,889)	$625,955

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income

Year Ended September 30, 2002

			Nonguarantor
			Subsidiaries

	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total

	(In thousands)
Homebuilding:
Revenues:
Home sales	$959,427	$5,496,151	$—	$74,029	$—	$6,529,607
Land/lot sales	6,792	77,300	—	11,540	—	95,632

	966,219	5,573,451	—	85,569	—	6,625,239
Cost of sales:
Home sales	742,850	4,482,625	—	57,004	(341)	5,282,138
Land/lot sales	6,205	65,549	—	10,536	—	82,290

	749,055	4,548,174	—	67,540	(341)	5,364,428
Gross profit:
Home sales	216,577	1,013,526	—	17,025	341	1,247,469
Land/lot sales	587	11,751	—	1,004	—	13,342

	217,164	1,025,277	—	18,029	341	1,260,811
Selling, general & administrative expense	180,112	451,597	—	7,648	7,412	646,769
Interest expense	3,905	611	—	1,506	(10)	6,012
Other (income) expense	(614,360)	(3,330)	—	7,104	627,532	16,946

	647,507	576,399	—	1,771	(634,593)	591,084

Financial services:
Revenues	—	—	113,592	—	—	113,592
General & administrative expense	—	—	75,183	—	(7,412)	67,771
Interest expense	—	—	5,505	—	—	5,505
Other (income)	—	—	(16,107)	—	—	(16,107)

	—	—	49,011	—	7,412	56,423

Income before income taxes	647,507	576,399	49,011	1,771	(627,181)	647,507
Provision for income taxes	242,815	216,149	18,379	665	(235,193)	242,815

Net income	$404,692	$360,250	$30,632	$1,106	$(391,988)	$404,692

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income

Year Ended September 30, 2001

			Nonguarantor
			Subsidiaries

	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total

	(In thousands)
Homebuilding:
Revenues:
Home sales	$715,702	$3,549,644	$—	$24,480	$—	$4,289,826
Land/lot sales	28,509	65,217	—	—	—	93,726

	744,211	3,614,861	—	24,480	—	4,383,552
Cost of sales:
Home sales	581,341	2,851,674	—	18,379	(589)	3,450,805
Land/lot sales	27,166	49,171	—	—	—	76,337

	608,507	2,900,845	—	18,379	(589)	3,527,142
Gross profit:
Home sales	134,361	697,970	—	6,101	589	839,021
Land/lot sales	1,343	16,046	—	—	—	17,389

	135,704	714,016	—	6,101	589	856,410
Selling, general & administrative expense	94,557	325,592	—	7,384	4,480	432,013
Interest expense	8,624	179	—	193	(187)	8,809
Other (income)/expense	(375,274)	(2,380)	—	22,268	390,133	34,747

	407,797	390,625	—	(23,744)	(393,837)	380,841

Financial services:
Revenues	—	—	71,962	—	—	71,962
General & administrative expense	—	—	51,867	—	(4,480)	47,387
Interest expense	—	—	5,288	—	—	5,288
Other (income)	—	—	(7,669)	—	—	(7,669)

	—	—	22,476	—	4,480	26,956

Income before income taxes	407,797	390,625	22,476	(23,744)	(389,357)	407,797
Provision for income taxes	152,924	146,484	8,429	(8,904)	(146,009)	152,924

Income before cumulative effect of change in accounting principle	254,873	244,141	14,047	(14,840)	(243,348)	254,873
Cumulative effect of change in accounting principle	2,136	—	—	—	—	2,136

Net income	$257,009	$244,141	$14,047	$(14,840)	$(243,348)	$257,009

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

Year Ended September 30, 2003

			Nonguarantor
			Subsidiaries

	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total

	(In thousands)
OPERATING ACTIVITIES
Net income	$625,955	$564,637	$50,759	$11,493	$(626,889)	$625,955
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,990	31,112	1,836	1,873	—	41,811
Amortization of debt discounts and fees	4,050	—	—	—	—	4,050
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(218,573)	(303,763)	—	36,700	(370)	(486,006)
(Increase) decrease in earnest money deposits and other assets	47,122	(26,693)	(6,347)	70	(4,668)	9,484
Increase in mortgage loans held for sale	—	—	(21,397)	—	—	(21,397)
Increase in accounts payable and other liabilities	86,261	138,881	2,864	21,392	24	249,422

Net cash provided by operating activities	551,805	404,174	27,715	71,528	(631,903)	423,319

INVESTING ACTIVITIES
Investment in consolidated subsidiaries	(216,149)	—	—	—	216,149	—
Net purchases of property and equipment	(7,105)	(25,909)	(2,420)	(13,234)	—	(48,668)

Net cash used in investing activities	(223,254)	(25,909)	(2,420)	(13,234)	216,149	(48,668)

FINANCING ACTIVITIES
Net change in notes payable	227,058	(17,390)	6,623	(24,986)	—	191,305
Increase (decrease) in intercompany payables	(272,110)	207,846	(3,715)	(17,775)	85,754	—
Purchase of treasury stock	(58,859)	—	—	—	—	(58,859)
Proceeds from stock associated with certain employee benefit plans	11,561	—	—	—	—	11,561
Cash dividends/distributions paid	(40,097)	(330,000)	—	—	330,000	(40,097)

Net cash (used in) provided by financing activities	(132,447)	(139,544)	2,908	(42,761)	415,754	103,910

Increase in cash	196,104	238,721	28,203	15,533	—	478,561
Cash at beginning of year	—	80,273	12,238	11,833	—	104,344

Cash at end of year	$196,104	$318,994	$40,441	$27,366	$—	$582,905

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

Year Ended September 30, 2002

			Nonguarantor
			Subsidiaries

	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total

	(In thousands)
OPERATING ACTIVITIES
Net income	$404,692	$360,250	$30,632	$1,106	$(391,988)	$404,692
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,686	25,992	1,560	568	—	32,806
Amortization of debt discounts and fees	7,839	—	—	—	—	7,839
Changes in operating assets and liabilities:
Increase in inventories	(123,389)	(73,686)	—	(47,132)	(9)	(244,216)
(Increase) decrease in earnest money deposits and other assets	(100,009)	23,504	(8,814)	(2,101)	(4,880)	(92,300)
Increase in mortgage loans held for sale	—	—	(241,270)	—	—	(241,270)
Increase (decrease) in accounts payable and other liabilities	78,339	(59,632)	4,183	18,928	34	41,852

Net cash provided by (used in) operating activities	272,158	276,428	(213,709)	(28,631)	(396,843)	(90,597)

INVESTING ACTIVITIES
Net purchases of property and equipment	(5,842)	(30,427)	(2,495)	(1,054)	—	(39,818)
Net distribution from venture capital entities	—	—	—	486	—	486
Investment in consolidated subsidiaries	(146,484)	—	—	—	146,484	—
Net cash paid for acquisitions	—	(153,761)	—	—	—	(153,761)

Net cash used in investing activities	(152,326)	(184,188)	(2,495)	(568)	146,484	(193,093)

FINANCING ACTIVITIES
Net change in notes payable	215,060	(257,637)	208,714	(8,489)	4,845	162,493
Increase (decrease) in intercompany payables	(321,153)	339,074	12,753	47,697	(78,371)	—
Proceeds from stock associated with certain employee benefit plans	12,368	—	—	—	—	12,368
Cash dividends/distributions paid	(26,107)	(323,885)	—	—	323,885	(26,107)

Net cash (used in) provided by financing activities	(119,832)	(242,448)	221,467	39,208	250,359	148,754

Increase (decrease) in cash	—	(150,208)	5,263	10,009	—	(134,936)
Cash at beginning of year	—	230,481	6,975	1,824	—	239,280

Cash at end of year	$—	$80,273	$12,238	$11,833	$—	$104,344

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

Year Ended September 30, 2001

			Nonguarantor
			Subsidiaries

	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total

	(In thousands)
OPERATING ACTIVITIES
Net income	$257,009	$244,141	$14,047	$(14,840)	$(243,348)	$257,009
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,417	25,935	1,338	494	—	31,184
Amortization of debt discounts and fees	4,878	—	—	—	—	4,878
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(124,424)	(202,693)	—	(6,404)	379	(333,142)
(Increase) decrease in earnest money deposits and other assets	11,968	(49,837)	(6,264)	19,968	9,548	(14,617)
Increase in mortgage loans held for sale	—	—	(103,237)	—	—	(103,237)
Increase (decrease) in accounts payable and other liabilities	64,287	29,572	5,215	3,625	(58)	102,641

Net cash provided by (used in) operating activities	217,135	47,118	(88,901)	2,843	(233,479)	(55,284)

INVESTING ACTIVITIES
Net purchases of property and equipment	(8,500)	(22,218)	(2,280)	(370)	—	(33,368)
Net investments in venture capital entities	—	—	—	(1,988)	—	(1,988)
Investment in consolidated subsidiaries	(115,954)	—	—	—	115,954	—
Net cash paid for acquisitions	—	(61,897)	—	—	—	(61,897)

Net cash used in investing activities	(124,454)	(84,115)	(2,280)	(2,358)	115,954	(97,253)

FINANCING ACTIVITIES
Net change in notes payable	389,704	(152,911)	83,824	9,489	(9,489)	320,617
Increase (decrease) in intercompany payables	(501,457)	601,540	8,105	(9,202)	(98,986)	—
Proceeds from stock associated with certain employee benefit plans	12,403	—	—	—	—	12,403
Cash dividends/distributions paid	(13,728)	(221,500)	(4,500)	—	226,000	(13,728)

Net cash (used in) provided by financing activities	(113,078)	227,129	87,429	287	117,525	319,292

Increase (decrease) in cash	(20,397)	190,132	(3,752)	772	—	166,755
Cash at beginning of year	20,397	40,349	10,727	1,052	—	72,525

Cash at end of year	$—	$230,481	$6,975	$1,824	$—	$239,280

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE J—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Quarterly results of operations are (in thousands, except for per share amounts):

	Fiscal 2003

	Three Months Ended

	September 30	June 30	March 31	December 31

Revenues	$2,862,232	$2,212,387	$1,908,547	$1,744,934
Gross profit	595,876	439,937	372,376	338,153
Net income	230,727	155,565	127,835	111,828
Basic earnings per common share	1.49	1.07	0.87	0.76
Diluted earnings per common share	1.46	0.99	0.86	0.75

	Fiscal 2002

	Three Months Ended

	September 30	June 30	March 31	December 31

Revenues(1)	$2,170,397	$1,808,479	$1,600,065	$1,159,890
Gross profit	413,866	337,627	281,155	228,163
Net income	136,393	105,940	88,931	73,428
Basic earnings per common share(2)	0.93	0.72	0.69	0.64
Diluted earnings per common share(2)	0.92	0.67	0.64	0.62

(1)	Revenues from the acquired Schuler operations were $475.4 million in the three months ended September 30, 2002, $352.4 million in the three months ended June 30, 2002, and $418.8 million in the three months ended March 31, 2002.

(2)	All basic and diluted share amounts presented above have been restated to reflect the effects of the three-for-two stock split (effected as a 50% stock dividend) of April 9, 2002.

NOTE K—TRANSACTIONS WITH RELATED PARTIES

      One of the Company’s former directors beneficially owns EVP Capital, L.P., (“EVP”), which was a general partner of Encore Venture Partners II (Texas), L.P. (“Encore”), a Company affiliate which, together with other Company affiliates, invested in technology start-up and emerging growth companies. During the term of EVP’s interest in Encore, this former director advised and assisted the Company in its homebuilder acquisitions. In connection with the termination of the Company’s investment program through Encore, the existing agreement with EVP was terminated, along with EVP’s interests in Encore. After such termination, through advisory arrangements with the Company, this former director continued to monitor Encore and affiliate investments and to advise and assist the Company in its homebuilder acquisitions and in the process of integrating acquired homebuilding operations. For the year ended September 30, 2001, the Company paid EVP approximately $1.7 million, excluding reimbursement of expenses, for advice and assistance provided by this former director under the foregoing agreements and arrangements. For this former director’s advice and assistance during the fiscal year ended September 30, 2002, the Company paid EVP $2.0 million, in addition to the reimbursement of expenses. The advisory arrangements terminated as of September 30, 2002.

NOTE L—SUBSEQUENT EVENT

      On December 1, 2003, the Company’s Board of Directors declared a three-for-two common stock split (to be effected as a 50% stock dividend), payable on January 12, 2004 to stockholders of record on December 22, 2003.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the Company’s earnings per share assuming the stock split had occurred as of October 1, 2000:

	Year Ended September 30,

	2001	2002	2003

Earnings per common share:
Income before cumulative effect of change in accounting principle	$1.50	$2.01	$2.81
Cumulative effect of change in accounting principle, net of tax	0.01	—	—

Net income	$1.51	$2.01	$2.81

Earnings per common share assuming dilution:
Income before cumulative effect of change in accounting principle	$1.47	$1.91	$2.73
Cumulative effect of change in accounting principle, net of tax	0.01	—	—

Net income	$1.48	$1.91	$2.73

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.	CONTROLS AND PROCEDURES

      The Company’s management has long recognized its responsibilities for developing, implementing and monitoring effective and efficient internal controls and procedures. As part of those responsibilities, as of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), Senior Executive Vice President (“SEVP”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO, SEVP and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is set forth under the caption “Election of Directors” at pages 3 through 9, and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” at page 25, of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on January 29, 2004 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

      The information required by this item is set forth under the caption “Executive Compensation” at page 14 through 16 and under the caption “Compensation Committee Interlocks and Insider Participation” at page 17 of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on January 29, 2004 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Securities Authorized for Issuance Under Equity Compensation Plans

      The following table summarizes our equity compensation plans as of September 30, 2003:

		(b)	(c)
	(a)		Number of securities
	Number of shares to		remaining available for
	be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))

Plan Category
Equity compensation plans approved by stockholders	7,305,112	$13.42	11,056,842(1)
Equity compensation plans not approved by stockholders	—	n/a	—
Total	7,305,112	$13.42	11,056,842(1)

(1)	Includes 8,919,534 shares reserved for issuance under the Company’s Employee Stock Purchase Plan. Under this Employee Stock Purchase Plan, employees of the Company purchased 18,460 shares of common stock in fiscal 2002 and 40,736 shares of common stock in fiscal 2003.

      The remaining information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” at pages 12 and 13 of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on January 29, 2004 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is set forth under the caption “Executive Compensation — Transactions with Management” at pages 16 and 17 of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on January 29, 2004 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information required by this item is set forth under the caption “Audit Fees and All Other Fees” at pages 24 and 25 of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on January 29, 2004 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

1. Financial Statements:

      See Item 8 above.

2. Financial Statement Schedules:

      Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “SEC”) are not required under the related instructions or are not applicable, and therefore have been omitted.

3. and 15.(c) Exhibits:

Exhibit
Number		Exhibit

2.1		Agreement and Plan of Merger, dated as of December 18, 1997, by and between the Registrant and Continental Homes Holding Corp. The Registrant agrees to furnish supplementally a copy of omitted schedules to the SEC upon request(1)
2.2		Agreement and Plan of Merger, dated as of October 22, 2001, as amended on November 8, 2001, by and between the Registrant and Schuler Homes, Inc. The Registrant agrees to furnish supplementally a copy of omitted schedules to the SEC upon request(2)
3.1		Amended and Restated Certificate of Incorporation, as amended(3)
3	.1(a)	Amendment to Amended and Restated Certificate of Incorporation(3a)
3.2		Amended and Restated Bylaws(4)
4.1		See Exhibits 3.1, 3.1(a) and 3.2
4.2		Indenture, dated as of June 9, 1997, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(5)
4.3		First Supplemental Indenture, dated as of June 9, 1997, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(6)
4.4		Second Supplemental Indenture, dated as of September 30, 1997, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(7)
4.5		Third Supplemental Indenture, dated as of April 17, 1998, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(8)
4.6		Fourth Supplemental Indenture, dated as of April 20, 1998, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(9)

Exhibit
Number	Exhibit

4.7	Fifth Supplemental Indenture, dated as of August 31, 1998, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(10)
4.8	Sixth Supplemental Indenture, dated as of February 4, 1999, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(11)
4.9	Seventh Supplemental Indenture, dated as of August 31, 1999, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(12)
4.10	Eighth Supplemental Indenture, dated as of March 21, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(13)
4.11	Ninth Supplemental Indenture, dated as of March 31, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(14)
4.12	Tenth Supplemental Indenture, dated as of June 5, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(15)
4.13	Eleventh Supplemental Indenture, dated as of May 11, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(16)
4.14	Twelfth Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(17)
4.15	Thirteenth Supplemental Indenture, dated as of August 15, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(18)
4.16	Fourteenth Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 8.375% Senior Notes due 2004, 10.5% Senior Notes due 2005, 8% Senior Notes due 2009, 7.875% Senior Notes due 2011 and Zero Coupon Convertible Senior Notes due 2021(62)
4.17	Indenture, dated as of September 11, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(19)
4.18	First Supplemental Indenture, dated as of September 11, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(20)
4.19	Second Supplemental Indenture, dated as of March 12, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(21)
4.20	Third Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(22)
4.21	Fourth Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 9.75% Senior Subordinated Notes due 2010 and 9.375% Senior Subordinated Notes due 2011(63)
4.22	Indenture, dated as of April 15, 1996, between Continental Homes Holding Corp. (“Continental”) and First Union National Bank, as Trustee(23)
4.23	First Supplemental Indenture, dated as of April 20, 1998, among the Registrant, the guarantors named therein and First Union National Bank, as Trustee(24)
4.24	Second Supplemental Indenture, dated as of August 31, 1998, among the Registrant, the guarantors named therein and First Union National Bank, as Trustee(25)
4.25	Third Supplemental Indenture, dated as of August 31, 1999, among the Registrant, the guarantors named therein and First Union National Bank, as Trustee(26)
4.26	Fourth Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the guarantors named therein and First Union National Bank, as Trustee(27)
4.27	Fifth Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the guarantors named therein and First Union National Bank, as trustee, relating to the 10% Senior Notes due 2006(64)

Exhibit
Number	Exhibit

4.28	Indenture, dated as of May 6, 1998, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008(50)
4.29	First Supplemental Indenture, dated as of February 26, 1999, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008(51)
4.30	Second Supplemental Indenture, dated as of July 15, 1999, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008(52)
4.31	Third Supplemental Indenture, dated as of June 27, 2000, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008(53)
4.32	Fourth Supplemental Indenture, dated as of October 20, 2000, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008(54)
4.33	Fifth Supplemental Indenture, dated as of June 21, 2001, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), Schuler Homes, Inc., the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008(55)
4.34	Sixth Supplemental Indenture, dated as of October 4, 2001, among Schuler Homes, Inc., the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008(56)
4.35	Seventh Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008(57)
4.36	Indenture, dated as of June 28, 2001, among Schuler Homes, Inc., the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, relating to the 9.375% Senior Notes due 2009(58)
4.37	First Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, relating to the 9.375% Senior Notes due 2009(59)
4.38	Indenture, dated as of June 28, 2001, among Schuler Homes, Inc., the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, relating to the 10.5% Senior Subordinated Notes due 2011(60)
4.39	First Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, relating to the 10.5% Senior Subordinated Notes due 2011(61)
4.40	Indenture, dated as of April 11, 2002, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to senior debt securities of the Registrant(65)
4.41	First Supplemental Indenture, dated as of April 11, 2002, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 8.5% Senior Notes due 2012(66)
4.42	Registration Rights Agreement, dated as of April 11, 2002, among the Registrant, the guarantors named therein and Salomon Smith Barney Inc. Banc of America Securities LLC, Credit Lyonnais Securities (USA) Inc. and Fleet Securities, Inc., relating to the 8.5% Senior Notes due 2012(67)

Exhibit
Number		Exhibit

4.43		Fifteenth Supplemental Indenture by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 7.5% Senior Notes due 2007 issued by the Company(81)
4.44		Sixteenth Supplemental Indenture by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 6.875% Senior Notes due 2013 issued by the Company(82)
4.45		Seventeenth Supplemental Indenture by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 5.875% Senior Notes due 2013 issued by the Company(83)
10.1		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and schedules of substantially identical documents(28)
10.2		D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated(29)(30)
10	.2a	Amendment No. 1 to 1991 Stock Incentive Plan, as amended and restated(30)(31)
10.3		Form of Non-Qualified Stock Option Agreement (Term Vesting)(30)(32)
10.4		Form of Non-Qualified Stock Option Agreement (Performance Vesting)(30)(33)
10.5		Form of Incentive Stock Option Agreement (Term Vesting)(30)(33)
10.6		Form of Incentive Stock Option Agreement (Performance Vesting)(30)(33)
10.7		Form of Restricted Stock Agreement (Term Vesting)(30)(33)
10.8		Form of Restricted Stock Agreement (Performance Vesting)(30)(33)
10.9		Form of Stock Appreciation Right Agreement (Term Vesting)(30)(33)
10.10		Form of Stock Appreciation Right Agreement (Performance Vesting)(30)(33)
10.11		Form of Stock Appreciation Right Notification (Tandem)(30)(33)
10.12		Form of Performance Share Notification(30)(33)
10.13		Form of Performance Unit Notification(30)(33)
10.14		D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 1(30)(34)
10.15		D.R. Horton, Inc. Supplemental Executive Retirement Trust No. 1(30)(34)
10.16		D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 2(30)(34)
10.17		Continental Homes Holding Corp. 1988 Stock Incentive Plan (as amended and restated June 20, 1997)(30)(35)
10.18		Restated Continental Homes Holding Corp. 1986 Stock Incentive Plan, and the First Amendment thereto dated June 17, 1987(30)(36)
10.19		Form of Stock Option Agreement pursuant to Continental’s 1986 and 1988 Stock Incentive Plans(30)(37)
10.20		The D.R. Horton, Inc. 2000 Incentive Bonus Plan(30)(38)
10.21		First Amendment to Non-Qualified Stock Option Agreements, dated as of March 15, 2000, between the Registrant and Richard Beckwitt(30)(39)
10.22		Letter Agreement concerning partial bonus under Incentive Bonus Plan, dated March 15, 2000, between the Registrant and Richard Beckwitt(30)(40)
10.23		Limited Partnership Agreement of Encore Venture Partners II (Texas), L.P., dated as of March 21, 2000, among GP-Encore, Inc. (formerly, Encore I, Inc.), Encore II, Inc., EVP Capital, L.P. (formerly, Encore Capital (Texas), L.P.) and Richard Beckwitt(30)(41)
10.24		Agreement for Termination of, and Withdrawal from, Partnership, dated as of June 30, 2001, among Encore Venture Partners II (Texas), L.P., EVP Capital, L.P., Encore Management, LLC, Richard Beckwitt, GP-Encore, Inc. and Encore II, Inc.(30)(69)
10.25		Summary of Advisory Arrangement for Richard Beckwitt(30)(70)

Exhibit
Number	Exhibit

10.26	Amended and Restated Master Loan and Inter-Creditor Agreement dated as of July 1, 1999, among D.R. Horton, Inc., as Borrower; NationsBank, N.A., Fleet National Bank, Bank United, Comerica Bank, Credit Lyonnais New York Branch, Société Générale, Southwest Agency, The First National Bank of Chicago, PNC Bank, National Association, Amsouth Bank, Bank One, Arizona, NA, First American Bank Texas, SSB, Harris Trust and Savings Bank, Sanwa Bank California, Norwest Bank Arizona, National Association, Wachovia Mortgage Company and Summit Bank, as Banks; and NationsBank, N.A., as Administrative Agent(43)
10.27	Credit Agreement dated as of August 13, 1999, among CH Mortgage Company I, Ltd., as Borrower; U.S. Bank National Association, Residential Funding Corporation, Hibernia Bank, First Union National Bank, and National City Bank of Kentucky, as Lenders and U.S. Bank National Association, as Agent(44)
10.28	Revolving Credit Agreement, dated as of January 31, 2002, among the Registrant, the lenders named therein, and Bank of America, N.A., a national banking association, as Administrative Agent and Letter of Credit Issuer(45)
10.29	Indemnification Agreement by and between the Registrant and James K. Schuler, director(46)
10.30	Employment Agreement by and between the Registrant and James K. Schuler dated October 22, 2001(30)(47)
10.31	Form of Incentive Stock Option Agreement for replacement incentive stock options granted to former employees of Schuler Homes, Inc. pursuant to the D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated(30)(48)
10.32	Form of Non-Qualified Stock Option Agreement for replacement non-qualified stock options granted to former employees of Schuler Homes, Inc. pursuant to the D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated(30)(49)
10.33	D.R. Horton, Inc. Deferred Compensation Plan, effective as of June 15, 2002(30)(68)
10.34	Grantor Trust Agreement, dated June 21, 2002 by and between the Registrant and Wachovia Bank, National Association, as trustee(71)
10.35	First Amendment to Credit Agreement, dated as of August 14, 2000, among CH Mortgage Company I, Ltd., as Borrower; U.S. Bank National Association, as agent and Lenders referred to therein(72)
10.36	Second Amendment to Credit Agreement and Second Amendment to Pledge and Security Agreement, dated as of August 10, 2001, among CH Mortgage Company I, Ltd., as Borrower; U.S. Bank National Association, as agent and Lenders referred to therein(73)
10.37	Third Amendment to Credit Agreement, dated as of February 22, 2002, among CH Mortgage Company I, Ltd., as Borrower; U.S. Bank National Association, as agent and Lenders referred to therein(74)
10.38	Fourth Amendment to Credit Agreement, dated as of August 12, 2002, among CH Mortgage Company I, Ltd., as Borrower; U.S. Bank National Association, as agent and Lenders referred to therein(75)
10.39	Fifth Amendment to Credit Agreement, dated as of September 25, 2002, among CH Mortgage Company I, Ltd., as Borrower; U.S. Bank National Association, as agent and Lenders referred to therein(76)
10.40	Sixth Amendment to Credit Agreement, dated as of October 18, 2002, among CH Mortgage Company I, Ltd., as Borrower; U.S. Bank National Association, as agent and Lenders referred to therein(77)
10.41	Loan Agreement, dated July 9, 2002, among CH Funding LLC, Atlantic Asset Securitization Corp., Credit Lyonnais New York Branch and CH Mortgage Company I, Ltd.(78)
10.42	Omnibus Amendment, dated August 26, 2002, to Loan Agreement dated July 9, 2002, among CH Mortgage Company I, Ltd., CH Funding LLC, Atlantic Asset Securitization Corp., Credit Lyonnais New York Branch and U.S. Bank National Association(79)

Exhibit
Number	Exhibit

10.43	Second Omnibus Amendment, dated November 25, 2002, to Loan Agreement dated July 9, 2002, among CH Mortgage Company I, Ltd., CH Funding LLC, Atlantic Asset Securitization Corp., Credit Lyonnais New York Branch and U.S. Bank National Association(80)
10.44	Seventh Amendment to Credit Agreement, dated February 28, 2003, among CH Mortgage Company I, LTD., as Borrower, U.S. Bank National Association, as Agent, and Lenders referred to therein(84)
10.45	Eighth Amendment to Credit Agreement, dated August 12, 2003, among CH Mortgage Company I, LTD., as Borrower, U.S. Bank National Association, as Agent, and Lenders referred to therein(85)
10.46	Third Omnibus Amendment, dated April 18, 2003, among CH Funding, LLC, Atlantic Asset Securitization Corp., Credit Lyonnaise New York Branch, U.S. Bank National Association and CH Mortgage Company I LTD.(86)
10.47	Fourth Omnibus Amendment, dated July 25, 2003 among CH Funding, LLC, Atlantic Asset Securitization Corp., Credit Lyonnaise New York Branch, U.S. Bank National Association and CH Mortgage Company I, LTD.(87)
14	Code of Ethics for the CEO, CFO and Senior Financial Officers(**)
21.1	Subsidiaries of D.R. Horton, Inc.(*)
23.1	Consent of Ernst & Young LLP, Fort Worth, Texas(*)
31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(*)
31.2	Certificate of Senior Executive Vice President provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(*)
31.3	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(*)
32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer(*)
32.3	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Senior Executive Vice President(*)
32.3	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer(*)

*	Filed herewith

**	Posted to the Company’s website at www.drhorton.com.

(1)	Incorporated by reference from Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-44279), filed with the SEC on January 15, 1998.

(2)	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated October 22, 2001, filed with the SEC on October 24, 2001; and Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated November 8, 2001, filed with the SEC on November 8, 2001.

(3)	Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2002, dated February 18 , 2003 and filed with the SEC on February 18, 2003.

(3a)	Incorporated herein by reference from Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q / A for the quarter ended December 31, 2002, dated February 18, 2003 and filed with the SEC on February 18, 2003.

(4)	Incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the SEC on February 16, 1999.

(5)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Registration Statement on Form S-3 (No. 333-27521), filed with the SEC on May 21, 1997.

(6)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Form 8-K/ A dated June 6, 1997, filed with the SEC on June 9, 1997.

(7)	Incorporated by reference from Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the SEC on December 8, 1997.

(8)	Incorporated by reference from Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with SEC on May 14, 1998.

(9)	Incorporated by reference from Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with SEC on May 14, 1998.

(10)	Incorporated by reference from Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998, filed with the SEC on December 10, 1998.

(11)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 2, 1999, filed with the SEC on February 2, 1999.

(12)	Incorporated by reference from Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the SEC on December 10, 1999.

(13)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 17, 2000.

(14)	Incorporated by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000.

(15)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 6, 2000.

(16)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 14, 2001.

(17)	Incorporated by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2001.

(18)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 14, 2001.

(19)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 11, 2000.

(20)	Incorporated by reference from Exhibit 4.1(b) to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 11, 2000.

(21)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2001.

(22)	Incorporated by reference from Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001, filed with the SEC on August 14, 2001.

(23)	Incorporated by reference from Exhibit 4.1 to Continental’s Annual Report on Form 10-K for the year ended May 31, 1996, filed with the SEC on August 23, 1996. The SEC file number for Continental is 1-10700.

(24)	Incorporated by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with SEC on May 14, 1998.

(25)	Incorporated by reference from Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998, filed with SEC on December 10, 1998.

(25)	Incorporated by reference from Exhibit 4.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with SEC on December 10, 1999.

(27)	Incorporated by reference from Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001, filed with the SEC on August 14, 2001.

(28)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the SEC on November 22, 1995 (file number 1-14122);

Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the SEC on August 6, 1998; and Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the SEC on May 15, 2001.

(29)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, dated August 13, 2002 and filed with the SEC on August 13, 2002.

(30)	Management contract or compensatory plan arrangement.

(31)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, dated August 13, 2002 and filed with the SEC on August 13, 2002.

(32)	Incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 3-81856), filed with the SEC on July 22, 1994.

(33)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed with the SEC on March 29, 1993.

(34)	Incorporated by reference from the Registrant’s Transitional Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the SEC on December 28, 1993 (file number 1-14122).

(35)	Incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the SEC on August 6, 1998.

(36)	Incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the SEC on August 6, 1998.

(37)	Incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the SEC on August 6, 1998.

(38)	Incorporated by reference from Exhibit A to the Registrant’s Proxy Statement, filed with the SEC on December 10, 1999.

(39)	Incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000.

(40)	Incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000.

(41)	Incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000.

(42)	Reserved.

(43)	Incorporated by reference from Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the SEC on December 10, 1999.

(44)	Incorporated by reference from Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the SEC on December 10, 1999.

(45)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated January 31, 2002, filed with the SEC on February 1, 2002.

(46)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(47)	Incorporated herein by reference from Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-73888), filed with the SEC on November 21, 2001.

(48)	Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(49)	Incorporated herein by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(50)	Incorporated herein by reference from Exhibit 4.4 to Schuler Residential, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. The SEC file number for Schuler Residential, Inc. is 0-19891.

(51)	Incorporated herein by reference from Exhibit 1.07 to Schuler Homes, Inc.’s Registration Statement on Form 8-A filed with the SEC on June 22, 2001. The SEC file number for Schuler Homes, Inc. is 0-32461.

(52)	Incorporated herein by reference from Exhibit 1.08 to Schuler Homes, Inc.’s Registration Statement on Form 8-A filed with the SEC on June 22, 2001. The SEC file number for Schuler Homes, Inc. is 0-32461.

(53)	Incorporated herein by reference from Exhibit 1.09 to Schuler Homes, Inc.’s Registration Statement on Form 8-A filed with the SEC on June 22, 2001. The SEC file number for Schuler Homes, Inc. is 0-32461.

(54)	Incorporated herein by reference from Exhibit 1.10 to Schuler Homes, Inc.’s Registration Statement on Form 8-A filed with the SEC on June 22, 2001. The SEC file number for Schuler Homes, Inc. is 0-32461.

(55)	Incorporated herein by reference from Exhibit 1.11 to Schuler Homes, Inc.’s Registration Statement on Form 8-A filed with the SEC on June 22, 2001. The SEC file number for Schuler Homes, Inc. is 0-32461.

(56)	Incorporated herein by reference from Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(57)	Incorporated herein by reference from Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(58)	Incorporated herein by reference from Exhibit 4.8 to Schuler Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. The SEC file number for Schuler Homes, Inc. is 0-32461.

(59)	Incorporated herein by reference from Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(60)	Incorporated herein by reference from Exhibit 4.10 to Schuler Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. The SEC file number for Schuler Homes, Inc. is 0-32461.

(61)	Incorporated herein by reference from Exhibit 4.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(62)	Incorporated herein by reference from Exhibit 4.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(63)	Incorporated herein by reference from Exhibit 4.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(64)	Incorporated herein by reference from Exhibit 4.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(65)	Incorporated herein by reference from Exhibit 4.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(66)	Incorporated herein by reference from Exhibit 4.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(67)	Incorporated herein by reference from Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(68)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, dated August 13, 2002 and filed with the SEC on August 13, 2002.

(69)	Incorporated herein by reference from Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2001.

(70)	Incorporated herein by reference from Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2001.

(71)	Incorporated herein by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(72)	Incorporated herein by reference from Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(73)	Incorporated herein by reference from Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(74)	Incorporated herein by reference from Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(75)	Incorporated herein by reference from Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(76)	Incorporated herein by reference from Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(77)	Incorporated herein by reference from Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(78)	Incorporated herein by reference from Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(79)	Incorporated herein by reference from Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(80)	Incorporated herein by reference from Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(81)	Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K dated November 22, 2002 and filed with the SEC on December 2, 2002.

(82)	Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K dated April 11, 2003 and filed with the SEC on April 17, 2003.

(83)	Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K dated June 18, 2003 and filed with the SEC on June 24, 2003.

(84)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, dated August 14, 2003 and filed with the SEC on August 14, 2003.

(85)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, dated August 14, 2003 and filed with the SEC on August 14, 2003.

(86)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, dated August 14, 2003 and filed with the SEC on August 14, 2003.

(87)	Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, dated August 14, 2003 and filed with the SEC on August 14, 2003.

      (b) The following reports were filed on Form 8-K by the Registrant during the quarter ended September 30, 2003:

(i) On July 9, 2003, the Registrant furnished to the SEC an Item 12 Current Report on Form 8-K relating to a press release the Company issued on July 8, 2003 to announce its net sales orders for the quarterly and nine month period ended June 30, 2003.

(ii) On July 17, 2003, the Registrant furnished to the SEC an Item 12 Current Report on Form 8-K relating to a press release the Company issued on July 16, 2003 to announce its net income for the quarterly and nine month period ended June 30, 2003 and to announce its backlog of homes under contract at June 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.R. HORTON, INC.

Date: December 12, 2003

By	/s/ DONALD J. TOMNITZ

Donald J. Tomnitz,
Vice Chairman, Chief Executive Officer
and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD R. HORTON Donald R. Horton	Chairman of the Board	December 12, 2003

/s/ DONALD J. TOMNITZ Donald J. Tomnitz	Vice Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)	December 12, 2003

/s/ SAMUEL R. FULLER Samuel R. Fuller	Senior Executive Vice President	December 12, 2003

/s/ BILL W. WHEAT Bill W. Wheat	Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)	December 12, 2003

/s/ BRADLEY S. ANDERSON Bradley S. Anderson	Director	December 12, 2003

/s/ MICHAEL R. BUCHANAN Michael R. Buchanan	Director	December 12, 2003

/s/ RICHARD I. GALLAND Richard I. Galland	Director	December 12, 2003

/s/ FRANCINE I. NEFF Francine I. Neff	Director	December 12, 2003

CORPORATE INFORMATION

      D.R. Horton, Inc. (the “Company”), one of the largest homebuilders in the United States, constructs and sells high quality single-family homes designed principally for the first-time and move-up home-buyers. Founded in 1978, the Company operates in 20 states and 47 markets, with a geographic presence in the Midwest, Mid-Atlantic, Southeast, Southwest, and West regions of the United States. The Company builds and sells homes under the trade names D.R. Horton, Cambridge, Continental, Dietz Crane, Emerald, Melody, Milburn, Schuler, Stafford, Torrey, Trimark and Western Pacific.

      The Company’s homes generally range in size from 1,000 to 5,000 square feet and range in price from $80,000 to $900,000. For the year ended September 30, 2003, the Company closed 35,934 homes with an average sales price of approximately $231,900.

THE BOARD OF DIRECTORS
Donald R. Horton
Chairman
Donald J. Tomnitz
Vice Chairman, President and Chief Executive Officer
Bill W. Wheat
Executive Vice President and Chief Financial Officer
Bradley S. Anderson
Senior Vice President of CB Richard Ellis, Inc.(1)(2)(3)
Michael R. Buchanan
Former National Managing Director, Real Estate
Group, Bank of America(1)(3)
Richard I. Galland
Former Chief Executive Officer and Chairman of
Fina, Inc. (1)(2)(3)
Francine I. Neff
Former Treasurer of the United States(1)(2)(3)	Investor Relations
Stacey H. Dwyer
D.R. Horton, Inc.
1901 Ascension Blvd., Suite 100
Arlington, Texas 76006
(817) 856-8200
Annual Meeting
January 29, 2004
At the Corporate Offices of
D.R. Horton, Inc.
1901 Ascension Blvd., Suite 100
Arlington, Texas 76006
Public Debt Ratings
Senior:
BB  Standard & Poor’s Corporation
Bal  Moody’s Investors Service
BB+ Fitch Ratings
Senior Subordinated:
B+  Standard & Poor’s Corporation
Ba2  Moody’s Investors Service
BB- Fitch Ratings

(1) Audit Committee Member

(2) Compensation Committee Member
(3) Nominating and Governance Committee Member

Transfer Agent and Registrar

American Stock Transfer & Trust Co.

59 Maiden Lane
New York, NY 10038
(800) 937-5449