Form 10-Q
period 2003-12-31
HORTON D R INC /DE/
filed 2004-02-06
CIK 882184

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Transition Period From __________ To __________

Commission file number 1-14122

D.R. Horton, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2386963

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1901 Ascension Blvd., Suite 100, Arlington, Texas	76006

(Address of principal executive offices)	(Zip Code)

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

Yes   [X]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value — 232,688,598 shares as of February 2, 2004

This report contains 26 pages.

INDEX

D.R. HORTON, INC.

		Page

PART I.	FINANCIAL INFORMATION.
ITEM 1.	Financial Statements.
	Consolidated Balance Sheets - December 31, 2003 and September 30, 2003.	3
	Consolidated Statements of Income -Three Months Ended December 31, 2003 and 2002.	4
	Consolidated Statements of Cash Flows -Three Months Ended December 31, 2003 and 2002.	5
	Notes to Consolidated Financial Statements.	6-16
ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.	17-23
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.	23
ITEM 4.	Controls and Procedures	23-24
PART II.	OTHER INFORMATION.
ITEM 5.	Other Information	24
ITEM 6.	Exhibits and Reports on Form 8-K	24-25
SIGNATURES.		26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2003	2003

	(In thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$138,166	$542,464
Inventories:
Finished homes and construction in progress	2,557,335	2,464,634
Residential lots — developed and under development	2,905,324	2,506,126
Land held for development	6,491	6,491
Consolidated land inventory not owned	120,499	105,044

	5,589,649	5,082,295
Property and equipment (net)	82,897	81,675
Earnest money deposits and other assets	429,095	436,700
Excess of cost over net assets acquired	578,900	578,900

	6,818,707	6,722,034

Financial Services:
Cash and cash equivalents	25,994	40,441
Mortgage loans held for sale	300,217	485,485
Other assets	24,109	31,417

	350,320	557,343

	$7,169,027	$7,279,377

LIABILITIES
Homebuilding:
Accounts payable and other liabilities	$1,066,114	$1,131,919
Notes payable	2,547,678	2,565,145

	3,613,792	3,697,064

Financial Services:
Accounts payable and other liabilities	11,128	17,174
Notes payable to financial institutions	186,693	397,978

	197,821	415,152

	3,811,613	4,112,216

Minority interests	145,726	135,901

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 400,000,000 shares authorized, 235,195,554 shares issued and 232,542,754 shares outstanding at December 31, 2003 and 157,419,220 shares issued and 154,766,420 shares outstanding at September 30, 2003	2,352	1,574
Additional capital	1,585,957	1,581,629
Unearned compensation	(1,620)	(2,163)
Retained earnings	1,683,858	1,509,079
Treasury stock, 2,652,800 shares at December 31 and September 30, 2003, at cost	(58,859)	(58,859)

	3,211,688	3,031,260

	$7,169,027	$7,279,377

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months
	Ended December 31,

	2003	2002

	(In thousands, except per share data)
	(Unaudited)

Homebuilding:
Revenues:
Home sales	$2,134,626	$1,666,449
Land/lot sales	28,982	40,244

	2,163,608	1,706,693

Cost of sales:
Home sales	1,654,325	1,333,758
Land/lot sales	15,999	34,782

	1,670,324	1,368,540

Gross profit:
Home sales	480,301	332,691
Land/lot sales	12,983	5,462

	493,284	338,153
Selling, general and administrative expense	212,520	179,181
Interest expense	265	347
Other (income)	(2,612)	(205)

	283,111	158,830

Financial Services:
Revenues	40,922	38,241
General and administrative expense	25,489	22,007
Interest expense	1,245	2,067
Other (income)	(4,513)	(5,928)

	18,701	20,095

INCOME BEFORE INCOME TAXES	301,812	178,925
Provision for income taxes	116,198	67,097

NET INCOME	$185,614	$111,828

Earnings per share:
Basic	$0.80	$0.51
Diluted	$0.78	$0.50

Weighted average number of shares of stock outstanding:
Basic	232,285	219,784
Diluted	236,715	222,755

Cash dividends per share	$0.07	$0.06

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended December 31,

	2003	2002

	(In thousands)
	(Unaudited)
OPERATING ACTIVITIES
Net income	$185,614	$111,828
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,476	9,004
Amortization of debt premiums, discounts and fees	258	1,744
Changes in operating assets and liabilities:
Increase in inventories	(508,057)	(231,760)
Decrease in earnest money deposits and other assets	14,255	59,111
Decrease in mortgage loans held for sale	185,268	32,261
Decrease in accounts payable and other liabilities	(40,974)	(22,673)

NET CASH USED IN OPERATING ACTIVITIES	(152,160)	(40,485)

INVESTING ACTIVITIES
Net purchases of property and equipment	(11,215)	(13,229)

NET CASH USED IN INVESTING ACTIVITIES	(11,215)	(13,229)

FINANCING ACTIVITIES
Proceeds from notes payable	305,335	538,876
Issuance of senior notes payable	—	214,206
Repayment of notes payable	(555,037)	(600,757)
Proceeds from stock associated with certain employee benefit plans	5,167	530
Payment of cash dividends	(10,835)	(8,790)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(255,370)	144,065

INCREASE (DECREASE) IN CASH	(418,745)	90,351
Cash at beginning of period	582,905	104,344

Cash at end of period	$164,160	$194,695

Supplemental disclosures of noncash activities:
Notes payable issued for inventory	$20,410	$5,670

Increase in consolidated land inventory not owned	$15,455	$—

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned and majority-owned or controlled subsidiaries (the “Company”). All significant intercompany accounts, transactions and balances have been eliminated in consolidation. We have also consolidated certain variable interest entities from which we are purchasing lots under option purchase contracts, under the requirements of Interpretation No. 46 issued by the Financial Accounting Standards Board (“FASB”). The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

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

Stock Split - In December 2003, the Company’s Board of Directors declared a three-for-two stock split (effected as a 50% stock dividend), payable on January 12, 2004 to common stockholders of record on December 22, 2003. The shares issued and outstanding as of December 31, 2003 reflect the stock split and the earnings per share amounts for the three months ended December 31, 2003 and 2002 have been adjusted to reflect the effects of the stock split.

NOTE B - SEGMENT INFORMATION

The Company’s reportable business segments consist of homebuilding and financial services. The Company’s homebuilding operations comprise the most substantial part of its business, with approximately 98% of consolidated revenues during the three months ended December 31, 2003 and 2002, and 94% and 89% of consolidated income before income taxes for the three months ended December 31, 2003 and 2002, respectively. The homebuilding reporting segment is comprised of the aggregate of the Company’s regional homebuilding operating segments and generates most of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. Approximately 88% and 91% of home sales revenues were generated from the sale of detached homes for the three months ended December 31, 2003 and 2002, respectively. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

The Company’s wholly-owned mortgage subsidiary is required by Statement of Position 01-6 (SOP 01-6), of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, to disclose the minimum net worth requirements by regulatory agencies, secondary market investors and states in which it conducts business. Currently, the largest of these minimum net worth requirements is $1.0 million, which is insignificant compared to the $35 million minimum net worth required by the mortgage subsidiary’s warehouse credit line. At December 31, 2003, the mortgage subsidiary’s total equity was $105.5 million.

NOTE C – CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which provides guidance for the financial accounting and reporting of interests in certain variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain business entities that either have equity investors with no voting rights or have equity investors that do not provide sufficient financial resources for the entities to support their activities. FIN 46 requires consolidation of such entities by any company that is subject to a majority of the risk of loss from the entities’ activities or is entitled to receive a majority of the entities’ residual returns or both. The Company fully adopted the provisions of FIN 46 for all variable interest entities as of September 30, 2003.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2003

In December 2003, the FASB issued a revision to FIN 46. The revision defers the effective date of FIN 46 for certain variable interests and provides additional scope exceptions for certain other variable interests. The Company is currently assessing the impact of the revision of FIN 46 but does not expect the revision to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company has evaluated all of its interests in variable interest entities at December 31, 2003 and has consolidated certain variable interest entities from which the Company is purchasing land or lots under option contracts. The land sellers are not required to provide the Company the financial information of the variable interest entities. Therefore, when the Company’s requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities have been assumed to be the contractual purchase price of the land or lots the Company is purchasing. In these cases, the only asset recorded is the land or lots the Company is buying with a related offset to minority interest for the assumed third party investment in the variable interest entity. The consolidation of these entities added $120.5 million in land inventory not owned and minority interests to the Company’s balance sheet at December 31, 2003. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $9.5 million, surety bonds totaling $4.0 million and promissory notes totaling $0.1 million. Creditors, if any, of these variable interest entities have no recourse against the Company.

Including the deposits with the variable interest entities above, the Company has deposits amounting to $154.1 million to purchase land and lots with a total purchase price of $3.1 billion at December 31, 2003. For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is limited to the funded amounts of the Company’s option deposits, which totaled $137.8 million at December 31, 2003.

NOTE D - EARNINGS PER SHARE

Basic earnings per share for the three months ended December 31, 2003 and 2002 is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding.

The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	December 31,

	2003	2002

Denominator for basic earnings per share— weighted average shares	232,285	219,784
Effect of dilutive securities:
Employee stock options	4,430	2,971

Denominator for diluted earnings per share— adjusted weighted average shares	236,715	222,755

In December 2003, the Company’s Board of Directors declared a three-for-two stock split (effected as a 50% stock dividend), payable on January 12, 2004 to common stockholders of record on December 22, 2003. All share amounts presented above have been restated to reflect the effects of the three-for-two stock split.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2003

Options to purchase 4,071,000 shares of common stock (as adjusted for the January 2004 three-for-two stock split) at various prices were outstanding during the three months ended December 31, 2002, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive. All options outstanding during the three months ended December 31, 2003 were included in the computation of diluted earnings per share.

NOTE E - DEBT

The Company’s notes payable consist of the following (in thousands):

	December 31,	September 30,
	2003	2003

Homebuilding:
Unsecured:
Revolving credit facility due 2006	$—	$—
8 3/8% Senior notes due 2004, net	149,835	149,736
10 1/2% Senior notes due 2005, net	199,727	199,691
7 1/2% Senior notes due 2007, net	215,000	215,000
8% Senior notes due 2009, net	383,686	383,635
9 3/8% Senior notes due 2009, net	243,425	243,927
9 3/4% Senior subordinated notes due 2010, net	149,105	149,082
7 7/8% Senior notes due 2011, net	198,598	198,564
9 3/8% Senior subordinated notes due 2011, net	199,740	199,733
10 1/2% Senior subordinated notes due 2011, net	151,450	151,798
8 1/2% Senior notes due 2012, net	248,176	248,138
6 7/8% Senior notes due 2013, net	200,000	200,000
5 7/8% Senior notes due 2013, net	100,000	100,000
Other secured	108,936	125,841

	$2,547,678	$2,565,145

Financial Services:
Mortgage warehouse facility due 2004	$67,693	$147,978
Commercial paper conduit facility due 2006	119,000	250,000

	$186,693	$397,978

Homebuilding:

The Company has an $805 million unsecured revolving credit facility, including $250 million which may be used for letters of credit. The facility matures in January 2006, and is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of debt to tangible net worth. The interest rate applicable to the revolving credit facility at December 31, 2003 was 2.4%. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees.

The bank credit facilities and the indentures for the Senior and Senior Subordinated Notes contain covenants which, taken together, limit investments in inventory, stock repurchases, cash dividends and other restricted payments, incurrence of indebtedness, asset dispositions and creation of liens, and require certain levels of tangible net worth. At December 31, 2003, under the most restrictive covenants, the additional debt the Company could incur would be limited to $2,027.9 million, which included $713.3 million available under the revolving credit facility. At that date, under the most restrictive covenants, $444.1 million was available for restricted payments.

On January 13, 2004, the Company issued $200 million principal amount of 5.0% Senior Notes. The notes, which are due January 15, 2009, with interest payable semi-annually, represent unsecured obligations of the Company. The Company may redeem up to 35% of the amount originally issued with the proceeds of public offerings at a redemption price equal to 105.0% of the principal amount through January 15, 2007, plus accrued interest. The Company intends to use the proceeds from the notes to repay at maturity the $150.0 million aggregate principal

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2003

amount outstanding of its 8 3/8% Senior notes due June 15, 2004 and for other general corporate purposes. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs, premiums and discounts, is 5.3%.

Financial Services:

The Company’s mortgage subsidiary has a $230 million mortgage warehouse loan facility payable to financial institutions, maturing April 12, 2004, at the 30-day LIBOR rate plus a fixed premium. The Company expects this facility to be renewed in the normal course of business. The mortgage warehouse facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of the Senior and Senior Subordinated Notes. The interest rate of the mortgage warehouse facility at December 31, 2003 was 2.2%.

The Company’s mortgage subsidiary also has a $300 million commercial paper conduit facility (the “CP conduit facility”), that expires on June 29, 2006. The CP conduit facility’s terms are renewable annually by the sponsoring banks. The CP conduit facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of the Senior and Senior Subordinated Notes. The mortgage loans pledged to secure the CP conduit facility are used as collateral for mortgage-backed securities sold in the secondary commercial paper markets. The interest rate of the CP conduit facility at December 31, 2003 was 1.7%.

NOTE F - INTEREST

The Company capitalizes interest during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the home buyer. Homebuilding interest costs are (in thousands):

	Three Months Ended
	December 31,

	2003	2002

Capitalized interest, beginning of period	$168,400	$153,536
Interest incurred – homebuilding	54,908	56,735
Interest expensed:
Directly – homebuilding	(265)	(347)
Amortized to cost of sales	(52,741)	(39,519)

Capitalized interest, end of period	$170,302	$170,405

NOTE G - WARRANTY

The Company provides its home buyers a one-year comprehensive limited warranty for all parts and labor and a ten-year limited warranty for major construction defects. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built.

Changes in the Company’s warranty liability are as follows (in thousands):

	Three Months Ended
	December 31,

	2003	2002

Warranty liability, beginning of period	$73,147	$39,471
Warranties issued	11,339	8,197
Settlements made	(6,449)	(5,319)

Warranty liability, end of period	$78,037	$42,349

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2003

NOTE H – STOCK-BASED COMPENSATION

The Company may, with the approval of the Compensation Committee of its Board of Directors, grant to its employees options to purchase a fixed number of shares of its common stock. The Company accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. The exercise price of the Company’s employee stock options generally equals the market price of the underlying stock on the date of grant; therefore, no compensation expense is recognized for the initial grant. The Company adopted the disclosure provisions specified by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 123 and SFAS No. 148 require disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense.

The following table sets forth the effect on net income and earnings per share for the three months ended December 31, 2003 and 2002 as if the fair value based method had been applied (in thousands, except per share data):

	Three Months Ended
	December 31,

	2003	2002

Net income as reported	$185,614	$111,828
Add: Stock-based employee compensation expense included in reported net income, net of tax	334	379
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(1,398)	(1,448)

Pro forma net income	$184,550	$110,759

Reported basic earnings per share	$0.80	$0.51

Pro forma basic earnings per share	$0.79	$0.50

Reported diluted earnings per share	$0.78	$0.50

Pro forma diluted earnings per share	$0.78	$0.50

All per share amounts presented above have been restated to reflect the effect of the three-for-two stock split (effected as a 50% stock dividend), payable on January 12, 2004 to common stockholders of record on December 22, 2003.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
December 31, 2003

NOTE I - SUMMARIZED FINANCIAL INFORMATION

The 5%, 5 7/8%, 6 7/8%, 7½%, 7 7/8%, 8%, 8 3/8%, 8½%, 9 3/8% and 10½% Senior Notes, and the 9 3/8%, 9¾% and 10½% Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s direct and indirect subsidiaries (Guarantor Subsidiaries), other than financial services subsidiaries and certain other inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

Consolidating Balance Sheet
December 31, 2003

			Non-Guarantor
			Subsidiaries

	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total

			(In thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$—	$111,975	$—	$26,191	$—	$138,166
Advances to and investments in subsidiaries	4,908,467	395,983	—	—	(5,304,450)	—
Inventories	1,054,323	4,374,163	—	161,163	—	5,589,649
Property and equipment (net)	14,092	51,945	—	16,860	—	82,897
Earnest money deposits and other assets	185,815	231,074	—	12,206	—	429,095
Excess of cost over net assets acquired	—	578,900	—	—	—	578,900

	6,162,697	5,744,040	—	216,420	(5,304,450)	6,818,707

Financial services:
Cash and cash equivalents	—	—	25,994	—	—	25,994
Mortgage loans held for sale	—	—	300,217	—	—	300,217
Other assets	—	—	24,109	—	—	24,109

	—	—	350,320	—	—	350,320

Total Assets	$6,162,697	$5,744,040	$350,320	$216,420	$(5,304,450)	$7,169,027

LIABILITIES & EQUITY
Homebuilding:
Accounts payable and other liabilities	$441,837	$611,461	$—	$12,816	$—	$1,066,114
Advances from parent/subsidiaries	—	3,272,658	—	58,843	(3,331,501)	—
Notes payable	2,509,172	30,324	—	8,182	—	2,547,678

	2,951,009	3,914,443	—	79,841	(3,331,501)	3,613,792

Financial services:
Accounts payable and other liabilities	—	—	11,128	—	—	11,128
Advances from parent/subsidiaries	—	—	42,685	—	(42,685)	—
Notes payable to financial institutions	—	—	186,693	—	—	186,693

	—	—	240,506	—	(42,685)	197,821

Total Liabilities	2,951,009	3,914,443	240,506	79,841	(3,374,186)	3,811,613

Minority interests	—	—	3	145,723	—	145,726

Total Equity	3,211,688	1,829,597	109,811	(9,144)	(1,930,264)	3,211,688

Total Liabilities & Equity	$6,162,697	$5,744,040	$350,320	$216,420	$(5,304,450)	$7,169,027

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
December 31, 2003

NOTE I - SUMMARIZED FINANCIAL INFORMATION - (Continued)

Consolidating Balance Sheet
September 30, 2003

			Non-Guarantor
			Subsidiaries

	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total

			(In thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$196,104	$318,994	$—	$27,366	$—	$542,464
Advances to and investments in subsidiaries	4,634,619	219,927	—	—	(4,854,546)	—
Inventories	957,816	3,921,285	—	203,194	—	5,082,295
Property and equipment (net)	13,231	51,438	—	17,006	—	81,675
Earnest money deposits and other assets	191,799	232,563	—	12,338	—	436,700
Excess of cost over net assets acquired	—	578,900	—	—	—	578,900

	5,993,569	5,323,107	—	259,904	(4,854,546)	6,722,034

Financial services:
Cash and cash equivalents	—	—	40,441	—	—	40,441
Mortgage loans held for sale	—	—	485,485	—	—	485,485
Other assets	—	—	31,417	—	—	31,417

	—	—	557,343	—	—	557,343

Total Assets	$5,993,569	$5,323,107	$557,343	$259,904	$(4,854,546)	$7,279,377

LIABILITIES & EQUITY
Homebuilding:
Accounts payable and other liabilities	$450,757	$613,435	$—	$67,727	$—	$1,131,919
Advances from parent/subsidiaries	—	2,999,897	—	48,944	(3,048,841)	—
Notes payable	2,511,552	44,458	—	9,135	—	2,565,145

	2,962,309	3,657,790	—	125,806	(3,048,841)	3,697,064

Financial services:
Accounts payable and other liabilities	—	—	17,174	—	—	17,174
Advances from parent/subsidiaries	—	—	42,177	—	(42,177)	—
Notes payable to financial institutions	—	—	397,978	—	—	397,978

	—	—	457,329	—	(42,177)	415,152

Total Liabilities	2,962,309	3,657,790	457,329	125,806	(3,091,018)	4,112,216

Minority interests	—	—	56	135,845	—	135,901

Total Equity	3,031,260	1,665,317	99,958	(1,747)	(1,763,528)	3,031,260

Total Liabilities & Equity	$5,993,569	$5,323,107	$557,343	$259,904	$(4,854,546)	$7,279,377

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
December 31, 2003

NOTE I - SUMMARIZED FINANCIAL INFORMATION - (Continued)

Consolidating Statement of Income
Three Months Ended December 31, 2003

			Non-Guarantor
			Subsidiaries

	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total

				(In thousands)
Homebuilding:
Revenues:
Home sales	$338,248	$1,764,825	$—	$31,553	$—	$2,134,626
Land/lot sales	45	28,937	—	—	—	28,982

	338,293	1,793,762	—	31,553	—	2,163,608

Cost of sales:
Home sales	257,909	1,373,777	—	22,639	—	1,654,325
Land/lot sales	298	15,701	—	—	—	15,999

	258,207	1,389,478	—	22,639	—	1,670,324

Gross profit:
Home sales	80,339	391,048	—	8,914	—	480,301
Land/lot sales	(253)	13,236	—	—	—	12,983

	80,086	404,284	—	8,914	—	493,284
Selling, general and administrative expense	67,937	138,975	—	2,927	2,681	212,520
Interest expense	—	207	—	58	—	265
Other expense (income)	(289,663)	(2,019)	—	2,478	286,592	(2,612)

	301,812	267,121	—	3,451	(289,273)	283,111

Financial services:
Revenues	—	—	40,922	—	—	40,922
General and administrative expense	—	—	28,170	—	(2,681)	25,489
Interest expense	—	—	1,245	—	—	1,245
Other (income)	—	—	(4,513)	—	—	(4,513)

	—	—	16,020	—	2,681	18,701

Income before income taxes	301,812	267,121	16,020	3,451	(286,592)	301,812
Provision for income taxes	116,198	102,841	6,168	1,329	(110,338)	116,198

Net income	$185,614	$164,280	$9,852	$2,122	$(176,254)	$185,614

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
December 31, 2003

NOTE I - SUMMARIZED FINANCIAL INFORMATION - (Continued)

Consolidating Statement of Income
Three Months Ended December 31, 2002

			Non-Guarantor
			Subsidiaries

	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total

			(In thousands)
Homebuilding:
Revenues:
Home sales	$196,885	$1,446,988	$—	$22,576	$—	$1,666,449
Land/lot sales	3,265	36,979	—	—	—	40,244

	200,150	1,483,967	—	22,576	—	1,706,693

Cost of sales:
Home sales	148,316	1,168,709	—	16,836	(103)	1,333,758
Land/lot sales	3,349	31,433	—	—	—	34,782

	151,665	1,200,142	—	16,836	(103)	1,368,540

Gross profit:
Home sales	48,569	278,279	—	5,740	103	332,691
Land/lot sales	(84)	5,546	—	—	—	5,462

	48,485	283,825	—	5,740	103	338,153
Selling, general and administrative expense	44,483	129,288	—	2,844	2,566	179,181
Interest expense	—	17	—	330	—	347
Other expense (income)	(174,923)	(1,813)	—	504	176,027	(205)

	178,925	156,333	—	2,062	(178,490)	158,830

Financial services:
Revenues	—	—	38,241	—	—	38,241
General and administrative expense	—	—	24,573	—	(2,566)	22,007
Interest expense	—	—	2,067	—	—	2,067
Other (income)	—	—	(5,928)	—	—	(5,928)

	—	—	17,529	—	2,566	20,095

Income before income taxes	178,925	156,333	17,529	2,062	(175,924)	178,925
Provision for income taxes	67,097	58,625	6,573	773	(65,971)	67,097

Net income	$111,828	$97,708	$10,956	$1,289	$(109,953)	$111,828

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
December 31, 2003

NOTE I - SUMMARIZED FINANCIAL INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Three Months Ended December 31, 2003

			Non-Guarantor
			Subsidiaries

	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total

			(In thousands)
OPERATING ACTIVITIES
Net income	$185,614	$164,280	$9,852	$2,122	$(176,254)	$185,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,185	8,482	479	330	—	11,476
Amortization of debt premiums, discounts and fees	258	—	—	—	—	258
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(75,854)	(442,887)	—	10,684	—	(508,057)
Decrease in earnest money deposits and other assets	5,290	1,407	7,426	132	—	14,255
Decrease in mortgage loans held for sale	—	—	185,268	—	—	185,268
Decrease in accounts payable and other liabilities	(8,981)	(12,208)	(6,099)	(13,686)	—	(40,974)

Net cash provided by (used in) operating activities	108,512	(280,926)	196,926	(418)	(176,254)	(152,160)

INVESTING ACTIVITIES
Net purchases of property and equipment	(2,503)	(7,931)	(597)	(184)	—	(11,215)

Net cash used in investing activities	(2,503)	(7,931)	(597)	(184)	—	(11,215)

FINANCING ACTIVITIES
Net change in notes payable	(22,597)	(14,621)	(211,285)	(1,199)	—	(249,702)
Increase (decrease) in intercompany payables	(273,848)	96,459	509	626	176,254	—
Proceeds from stock associated with certain employee benefit plans	5,167	—	—	—	—	5,167
Cash dividends/distributions paid	(10,835)	—	—	—	—	(10,835)

Net cash provided by (used in) financing activities	(302,113)	81,838	(210,776)	(573)	176,254	(255,370)

Decrease in cash	(196,104)	(207,019)	(14,447)	(1,175)	—	(418,745)
Cash at beginning of period	196,104	318,994	40,441	27,366	—	582,905

Cash at end of period	$—	$111,975	$25,994	$26,191	$—	$164,160

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
December 31, 2003

NOTE I - SUMMARIZED FINANCIAL INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Three Months Ended December 31, 2002

			Non-Guarantor
			Subsidiaries

	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total

			(In thousands)
OPERATING ACTIVITIES
Net income	$111,828	$97,708	$10,956	$1,289	$(109,953)	$111,828
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,250	6,922	420	412	—	9,004
Amortization of debt premiums, discounts and fees	1,744	—	—	—	—	1,744
Changes in operating assets and liabilities:
Increase in inventories	(49,304)	(180,320)	—	(2,087)	(49)	(231,760)
(Increase) decrease in earnest money deposits and other assets	56,963	(6,228)	5,152	5,174	(1,950)	59,111
Decrease in mortgage loans held for sale	—	—	32,261	—	—	32,261
Increase (decrease) in accounts payable and other liabilities	4,070	(22,044)	(551)	(4,155)	7	(22,673)

Net cash provided by (used in) operating activities	126,551	(103,962)	48,238	633	(111,945)	(40,485)

INVESTING ACTIVITIES
Net purchases of property and equipment	(1,349)	(10,273)	(393)	(1,214)	—	(13,229)

Net cash used in investing activities	(1,349)	(10,273)	(393)	(1,214)	—	(13,229)

FINANCING ACTIVITIES
Net change in notes payable	204,336	(4,198)	(53,019)	5,206	—	152,325
Increase (decrease) in intercompany payables	(321,278)	208,462	7,636	(6,765)	111,945	—
Proceeds from stock associated with certain employee benefit plans	530	—	—	—	—	530
Cash dividends/distributions paid	(8,790)	—	—	—	—	(8,790)

Net cash provided by (used in) financing activities	(125,202)	204,264	(45,383)	(1,559)	111,945	144,065

Increase (decrease) in cash	—	90,029	2,462	(2,140)	—	90,351
Cash at beginning of period	—	80,273	12,238	11,833	—	104,344

Cash at end of period	$—	$170,302	$14,700	$9,693	$—	$194,695

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

We believe that there have been no significant changes to our critical accounting policies during the three months ended December 31, 2003, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended September 30, 2003.

RESULTS OF OPERATIONS - CONSOLIDATED

We provide homebuilding services in 20 states and 47 markets through our 43 homebuilding divisions. Through our financial services operations, we also provide mortgage banking and title agency services in many of these same markets.

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Consolidated revenues for the three months ended December 31, 2003, increased 26.3%, to $2,204.5 million, from $1,744.9 million for the comparable period of 2002, due to increases in both homebuilding and financial services revenues.

Income before income taxes for the three months ended December 31, 2003, increased 68.7%, to $301.8 million, from $178.9 million for the comparable period of 2002. As a percentage of revenues, income before income taxes for the three months ended December 31, 2003, increased 3.4 percentage points, to 13.7% from 10.3% for the comparable period of 2002. The primary factor contributing to this improvement was a 3.8 percentage point increase in the homebuilding segment’s pre-tax operating margin, which was partially offset by a 6.8 percentage point decrease in the pre-tax operating margin in our financial services segment.

The consolidated provision for income taxes increased 73.2%, to $116.2 million for the three months ended December 31, 2003, from $67.1 million for the same period of 2002, due to the corresponding increase in income before income taxes. The effective income tax rate for the three months ended December 31, 2003 increased to 38.5%, from 37.5% for the comparable period of 2002, due primarily to increases in pre-tax income in states with higher tax rates.

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables set forth certain operating and financial data for our homebuilding activities:

	Three Months Ended December 31,

	2003		2002

	Homes		Homes
Homes Closed	Closed	Revenues	Closed	Revenues

		($’s in millions)
Mid-Atlantic	842	$181.5	665	$134.2
Midwest	444	119.3	426	109.5
Southeast	1,121	217.4	947	157.3
Southwest	3,941	641.5	3,080	517.9
West	2,894	974.9	2,396	747.5

	9,242	$2,134.6	7,514	$1,666.4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended December 31,

	2003		2002

	Homes		Homes
Net New Sales Orders	Sold	$	Sold	$

		($’s in millions)
Mid-Atlantic	715	$166.7	721	$146.0
Midwest	411	125.2	429	106.9
Southeast	1,173	251.6	949	169.8
Southwest	3,280	554.8	2,771	468.9
West	2,655	935.4	2,382	806.9

	8,234	$2,033.7	7,252	$1,698.5

	December 31, 2003		December 31, 2002

Sales Backlog	Homes	$	Homes	$

		($’s in millions)
Mid-Atlantic	1,475	$356.1	1,309	$276.6
Midwest	948	284.8	919	235.9
Southeast	1,875	398.3	1,671	287.3
Southwest	6,015	1,034.2	4,877	838.7
West	4,167	1,479.1	3,659	1,218.8

	14,480	$3,552.5	12,435	$2,857.3

Our market regions consist of the following markets:

Mid-Atlantic	Baltimore, Charleston, Charlotte, Columbia, Greensboro, Greenville, Hilton Head, Maryland-D.C., Myrtle Beach, New Jersey, Raleigh/Durham and Virginia-D.C.

Midwest	Chicago and Minneapolis/St. Paul

Southeast	Atlanta, Birmingham, Fort Myers/Naples, Jacksonville, Miami/West Palm Beach, Orlando and Tampa

Southwest	Albuquerque, Austin, Dallas, Fort Worth, Houston, Killeen (Texas), Phoenix, San Antonio and Tucson

West	Bend (Oregon), Colorado Springs, Denver, Fort Collins, Hawaii, Inland Empire (Southern California), Las Vegas, Los Angeles, Oakland, Orange County, Portland, Sacramento, Salt Lake City, San Diego, San Francisco, Seattle/Tacoma and Ventura County

	Percentages of Total
	Homebuilding Revenues

	Three Months Ended
	December 31,

Homebuilding Operating Margin Analysis	2003	2002

Gross profit	22.8%	19.8%
Selling, general and administrative expense	(9.8)	(10.5)
Other income	0.1	—

Income before income taxes	13.1%	9.3%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Revenues from homebuilding activities increased 26.8%, to $2,163.6 million (9,242 homes closed) for the three months ended December 31, 2003, from $1,706.7 million (7,514 homes closed) for the comparable period of 2002. Revenues from home sales increased in all of our five market regions, with percentage increases ranging from 9.0% in the Midwest region to 38.3% in the Southeast. The increases in both revenues and homes closed were due to strong housing demand throughout the majority of our markets.

The average selling price of homes closed during the three months ended December 31, 2003 was $231,000, up 4.1% from $221,800 for the same period in 2002. The increase in average selling price was due primarily to increases in average selling prices of homes closed in the Southeast and West regions of 16.7% and 8.0%, respectively.

The value of net new sales orders increased 19.7% to $2,033.7 million (8,234 homes) for the three months ended December 31, 2003, from $1,698.5 million (7,252 homes) for the same period of 2002. The value of net new sales orders increased in all of our five market regions, with percentage increases ranging from 14.2% in the Mid-Atlantic region to 48.1% in the Southeast region. The increases in both the value and number of new sales orders were due to strong housing demand throughout the majority of our markets. The average price of a net new sales order in the three months ended December 31, 2003 was $247,000, up 5.5% from the $234,200 average in the comparable period of 2002. Increases in the average prices of net new sales orders occurred in four of our five market regions, ranging from 4.0% in the West region to 22.2% in the Midwest region. In the Southwest region, we have continued to focus our marketing efforts on entry-level home buyers in selected Texas markets and in Phoenix. As a result we sold 18.4% more homes in the three months ended December 31, 2003, than in the comparable period of 2002, but the average amount of each sales order declined 0.1% to $169,100.

At December 31, 2003, the value of our backlog of sales orders was $3,552.5 million (14,480 homes), up 24.3% from $2,857.3 million (12,435 homes) at December 31, 2002. The average sales price of homes in sales backlog was $245,300 at December 31, 2003, up 6.7% from the average price of $229,800 at December 31, 2002.

Gross profit increased by 45.9%, to $493.3 million for the three months ended December 31, 2003, from $338.2 million for the comparable period of 2002. The increase in gross profit was primarily attributable to the increase in revenues. Gross profit from home sales as a percentage of home sales revenues increased 2.5 percentage points, to 22.5% for the three months ended December 31, 2003, from 20.0% for the comparable period of 2002. The improvement in gross profit from home sales as a percentage of revenue is attributable to our ability to increase home prices due to the strong housing demand in many of our markets and lower construction costs resulting from our ongoing efforts to reduce costs as we achieve greater economies of scale. For these same reasons, and due to an increase in the gross profit from land/lot sales as a percentage of land/lot sales revenue, total homebuilding gross profit as a percentage of total homebuilding revenues increased 3.0 percentage points, to 22.8% in the three months ended December 31, 2003, from 19.8% in the comparable period of 2002.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 18.6%, to $212.5 million in the three months ended December 31, 2003, from $179.2 million in the comparable period of 2002. As a percentage of homebuilding revenues, SG&A expenses decreased 0.7 percentage points, to 9.8% for the three months ended December 31, 2003, from 10.5% in the comparable period of 2002. The improvement in SG&A expenses as a percent of revenue was attributable to our ongoing cost control efforts and our ability to generate higher revenue levels while leveraging existing fixed SG&A costs.

Interest expense associated with homebuilding activities remained unchanged at $0.3 million for the three months ended December 31, 2003 and 2002. Due to the declining interest rate environment experienced throughout calendar 2003, our total interest costs as a percentage of average interest-bearing debt declined. Throughout the three months ended December 31, 2003, inventory under construction or development was larger than our interest-bearing debt; therefore, virtually all of the total homebuilding interest incurred was capitalized to inventory in the current quarter. During both periods, we expensed the portion of incurred interest and other financing costs which

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

could not be capitalized to inventory. Capitalized interest and other financing costs are included in cost of sales at the time homes are closed.

Other income associated with homebuilding activities was $2.6 million in the three months ended December 31, 2003, compared to $0.2 million in the comparable period of 2002. During both quarters, the income was primarily due to an increase in the fair value of our interest rate swap agreements.

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

	Three Months Ended
	December 31,

	2003	2002

	($ in thousands)
Number of loans originated	6,747	6,228

Loan origination fees	$7,115	$6,732
Sale of servicing rights and gains from sale of mortgages	21,614	20,134
Other revenues	4,029	3,635

Total mortgage banking revenues	32,758	30,501
Title policy premiums, net	8,164	7,740

Total revenues	40,922	38,241
General and administrative expense	25,489	22,007
Interest expense	1,245	2,067
Interest/other (income)	(4,513)	(5,928)

Income before income taxes	$18,701	$20,095

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Revenues from the financial services segment increased 7.0%, to $40.9 million in the three months ended December 31, 2003, from $38.2 million in the comparable period of 2002. The increase in financial services revenues was primarily due to the increase in homes closed and the continued expansion of our mortgage and title services provided to customers of our homebuilding segment. General and administrative expenses associated with financial services increased 15.8%, to $25.5 million in the three months ended December 31, 2003, from $22.0 million in the comparable period of 2002. As a percentage of financial services revenues, general and administrative expenses increased 4.8 percentage points, to 62.3% in the three months ended December 31, 2003, from 57.5% in the comparable period in 2002, due primarily to increased costs associated with expanding our mortgage operations into California.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had available cash and cash equivalents of $164.2 million. Inventories (including finished homes, construction in progress, developed residential lots and other land and consolidated land inventory not owned) at December 31, 2003, had increased by $507.4 million since September 30, 2003 to support our seasonally higher closings which normally occur during our third and fourth fiscal quarters. The inventory increase was financed largely by using available cash and retaining earnings. Our ratio of homebuilding notes payable (net of cash) to total capital at December 31, 2003, increased 2.9 percentage points, to 42.9% from 40.0% at September 30, 2003, due to our use of available cash to fund the inventory increase. The stockholders’ equity to total assets ratio increased 3.2 percentage points, to 44.8% at December 31, 2003, from 41.6% at September 30, 2003.

We have an $805 million unsecured revolving credit facility, including $250 million which may be used for letters of credit. The facility matures in January 2006, and is guaranteed by substantially all of our wholly-owned subsidiaries other than those that make up our financial services segment. At December 31, 2003, we had outstanding homebuilding debt of $2,547.7 million. We had no cash borrowings outstanding on our revolving credit facility at either December 31, 2003 or September 30, 2003. Under the debt covenants associated with the revolving credit facility, our additional homebuilding borrowing capacity under the facility is limited to the lesser of the unused portion of the facility, $713.3 million at December 31, 2003, or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on our revolving credit facility may not exceed certain percentages of the various categories of our unencumbered inventory. At December 31, 2003, the borrowing base arrangement would have limited our additional borrowing capacity from any source to $2,027.9 million. At December 31, 2003, we were in compliance with all of the covenants, limitations and restrictions that form a part of our public debt obligations and our bank revolving credit facility. We have entered into multi-year interest rate swap agreements, aggregating a notional amount of $200 million, that have the effect of fixing the interest rate on a portion of the variable rate revolving credit facility at 5.1%.

At December 31, 2003, our financial services segment had mortgage loans held for sale of $300.2 million and loan commitments for $344.0 million at fixed rates. We hedge the interest rate risk on these mortgage loans and mortgage loan commitments through the use of best-efforts whole loan delivery commitments, forward sales of mortgage-backed securities and the infrequent purchase of options on financial instruments. Changes in the value of these derivative instruments are recognized in current earnings as are the changes in the value of the funded loans. Such gains and losses have not significantly affected our financial services results of operations.

Our wholly-owned mortgage company has a mortgage warehouse loan facility in the amount of $230 million which matures on April 12, 2004, and which is secured by certain mortgage loans held for sale. The mortgage warehouse facility is not guaranteed by either the parent company or any of the subsidiaries that guarantee our homebuilding debt. At December 31, 2003, $67.7 million had been drawn under the mortgage warehouse facility. We expect this facility to be renewed prior to maturity in the ordinary course of business.

Our wholly-owned mortgage company also has a $300 million commercial paper conduit facility (the “CP conduit facility”), which expires on June 29, 2006, the terms of which are renewable annually by the sponsoring banks. The CP conduit facility is also secured by certain mortgage loans held for sale and is not guaranteed by either the parent company or any of the subsidiaries that guarantee our homebuilding debt. As of December 31, 2003, $119.0 million had been drawn under the CP conduit facility. The mortgage loans pledged to secure the CP conduit facility are used as collateral for mortgage-backed securities sold in the secondary commercial paper markets at rates that are more attractive than those applicable to the mortgage warehouse facility. All mortgage company activities are financed with the mortgage warehouse facility, the CP conduit facility or internally generated funds. Both of the financial services’ credit facilities contain financial covenants with which we are in compliance.

On January 13, 2004, we issued $200 million of 5.0% Senior notes due 2009. The net proceeds from this offering will be used to repay at maturity the approximately $150.0 million aggregate principal amount outstanding of our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

8.375% senior notes, due June 15, 2004, and for other general corporate purposes. These notes are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.

Our historical strategy of internal growth and growth by acquisition has required significant amounts of cash. We anticipate that future home construction, lot and land purchases and acquisitions will be funded through internally generated funds, existing and future credit facilities and the issuance of new debt or equity securities. At December 31, 2003, under currently effective shelf registration statements, we had approximately 22.5 million shares of common stock (as adjusted for the January 2004 three-for-two stock split) issuable to effect, in whole or in part, possible future acquisitions and the capacity to issue new debt or equity securities amounting to $485 million. On January 13, 2004, with the issuance of our $200 million 5.0% Senior notes, our capacity to issue debt or other securities under our universal shelf registration statement was reduced to $285 million. In the future, we intend to continue to maintain effective shelf registration statements that will facilitate access to the capital markets.

On December 1, 2003, our Board of Directors declared a three-for-two common stock split (effected as a 50% stock dividend), which was paid on January 12, 2004 to stockholders of record on December 22, 2003.

During the three months ended December 31, 2003, our Board of Directors declared a quarterly cash dividend of $0.07 per common share, which was paid on October 31, 2002 to stockholders of record on October 20, 2003. In January 2004, our Board of Directors declared a cash dividend of $0.08 per common share, payable on February 13, 2004 to stockholders of record on January 30, 2004.

Except for ordinary expenditures for the construction of homes and the acquisition of land and lots for development and sale of homes, at December 31, 2003, we had no material commitments for capital expenditures.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduces the risks associated with land ownership and development. At December 31, 2003, we had $154.1 million in deposits to purchase land and lots with a total purchase price of $3.1 billion.

In the normal course of business, we provide standby letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At December 31, 2003, outstanding standby letters of credit and performance bonds, the majority of which mature in less than one year, were $112.4 million and $1,168.4 million, respectively.

LAND AND LOT POSITION

At December 31, 2003, about 52% of our total lot position of 193,164 lots was controlled under option or similar contracts. A summary of our land/lot position at December 31, 2003 is:

Finished lots owned	25,965
Lots under development owned	67,605

Total lots owned	93,570
Lots controlled under lot option and similar contracts	99,594

Total land/lot position	193,164

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) recently issued a revision of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), that defers the effective date of certain provisions of FIN 46 and provides additional guidance on variable interests. We are analyzing the provisions of the revision but do not anticipate the impact of the revision will have a material effect on our financial position or results of operations.

SAFE HARBOR STATEMENT

Certain statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically include the words “anticipate”, “believe”, “expect”, “estimate”, “project”, and “future”. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may turn out to be inaccurate due to known or unknown risks and uncertainties. As a result, actual results may differ materially from the results discussed in and anticipated by the forward-looking statements. The following risks and uncertainties relevant to our business include factors we believe could adversely affect us. Other factors beyond those listed below could also adversely affect us. They include, but are not limited to:

-	changes in general economic, real estate and other conditions;

-	changes in interest rates and the availability of mortgage financing;

-	governmental regulations and environmental matters;

-	our substantial leverage;

-	competitive conditions within our industry;

-	the availability of capital;

-	our ability to effect our growth strategies successfully.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks related to fluctuations in interest rates on our debt obligations, mortgage loans held for sale and interest rate lock commitments. We utilize derivative instruments, including interest rate swaps, to mitigate our exposure to changes in interest rates on our debt. We also utilize best-efforts whole loan delivery commitments, forward sales of mortgage-backed securities and the infrequent purchase of options on financial instruments to mitigate the interest rate risk associated with our financial services segment.

Our Annual Report on Form 10-K for the year ended September 30, 2003 contains further information regarding our market risk. There have been no material changes in our market risk since September 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management has long recognized its responsibilities for developing, implementing and monitoring effective and efficient controls and procedures. As part of those responsibilities, as of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a — 14(c) and Rule 15d —

14(c) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2003. Accordingly, there have been no corrective actions taken as no significant deficiencies or material weaknesses were detected in these controls.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On January 29, 2004, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders re-elected each of the seven members of its board of directors. The re-elected independent directors are Bradley S. Anderson, Michael R. Buchanan, Richard I. Galland and Francine I. Neff. The re-elected employee directors are Donald R. Horton, Donald J. Tomnitz and Bill W. Wheat. Also at the 2004 Annual Meeting, the stockholders approved an amendment to the D.R. Horton, Inc. 2000 Incentive Bonus Plan. More information regarding the directors and the amendment to the 2000 Incentive Bonus Plan may be obtained in our Proxy Statement for the 2004 Annual Meeting of Stockholders dated as of, and filed with the SEC, on December 12, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

3.1		Amended and Restated Certificate of Incorporation, as amended, of the Company is incorporated by reference from Exhibit 4.2 to the Company’s registration statement (No. 333-76175) on Form S-3, filed with the Commission on April 13, 1999.

3.1	(a)	Amendment to Amended and Restated Certificate of Incorporation, as amended, of the Company, effective February 6, 2003, is incorporated by reference from Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q/A, filed with the Commission on February 18, 2003.

3.2		Amended and Restated Bylaws of the Company are incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the Commission on February 16, 1999.

10.1*		Fifth Omnibus Amendment, dated December 19, 2003 among CH Funding, LLC, Credit Lyonnais New York Branch, U.S. Bank National Association, Bank One, NA, Lloyds TSB Bank, PLC, Danske Bank A/S, Cayman Islands Branch and CH Mortgage Company I, Ltd.

31.1*		Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, is filed herewith.

31.2*		Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.1*		Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer, is filed herewith.

32.2*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer, is filed herewith.

* Filed herewith

(b)	Reports on Form 8-K.

1.	On October 9, 2003 the Company filed a Current Report on Form 8-K (Item 7 and Item 12), dated, October 7, 2003, whereby it filed with the Commission its press release related to the Company’s Net Sales Orders for the three-month and twelve-month periods ended September 30, 2003.

2.	On November 13, 2003, the Company filed a Current Report on Form 8-K (Item 7and Item 12), dated November 12, 2003, whereby the Company announced its financial results for the three-month and twelve-month periods ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.

Date: February 6, 2004	By:	/s/ Bill W. Wheat

Bill W. Wheat, on behalf of D.R. Horton, Inc. and as Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)