Form 10-Q
period 2004-03-31
HORTON D R INC /DE/
filed 2004-05-10
CIK 882184

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value — 233,040,711 shares as of May 3, 2004

This report contains 32 pages.

INDEX

D.R. HORTON, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2004	2003
	(In thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$190,362	$542,464
Inventories:
Finished homes and construction in progress	2,770,409	2,464,634
Residential lots — developed and under development	3,034,251	2,506,126
Land held for development	6,262	6,491
Consolidated land inventory not owned	24,674	105,044

	5,835,596	5,082,295
Property and equipment (net)	86,383	81,675
Earnest money deposits and other assets	464,124	436,700
Excess of cost over net assets acquired	578,900	578,900

	7,155,365	6,722,034

Financial Services:
Cash and cash equivalents	28,331	40,441
Mortgage loans held for sale	432,494	485,485
Other assets	27,507	31,417

	488,332	557,343

	$7,643,697	$7,279,377

LIABILITIES
Homebuilding:
Accounts payable and other liabilities	$1,045,023	$1,131,919
Notes payable	2,780,861	2,565,145

	3,825,884	3,697,064

Financial Services:
Accounts payable and other liabilities	12,577	17,174
Notes payable to financial institutions	366,864	397,978

	379,441	415,152

	4,205,325	4,112,216

Minority interests	48,169	135,901

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 400,000,000 shares authorized, 235,688,413 shares issued and 233,035,613 shares outstanding at March 31, 2004 and 157,419,220 shares issued and 154,766,420 shares outstanding at September 30, 2003	2,357	1,574
Additional capital	1,594,114	1,581,629
Unearned compensation	(1,079)	(2,163)
Retained earnings	1,853,670	1,509,079
Treasury stock, 2,652,800 shares at March 31, 2004 and September 30, 2003, at cost	(58,859)	(58,859)

	3,390,203	3,031,260

	$7,643,697	$7,279,377

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
		(In thousands, except per share data)
		(Unaudited)
Homebuilding:
Revenues:
Home sales	$2,250,531	$1,777,829	$4,385,157	$3,444,278
Land/lot sales	42,692	90,952	71,674	131,196

	2,293,223	1,868,781	4,456,831	3,575,474

Cost of sales:
Home sales	1,748,798	1,419,537	3,403,123	2,753,295
Land/lot sales	27,373	76,868	43,372	111,650

	1,776,171	1,496,405	3,446,495	2,864,945

Gross profit:
Home sales	501,733	358,292	982,034	690,983
Land/lot sales	15,319	14,084	28,302	19,546

	517,052	372,376	1,010,336	710,529
Selling, general and administrative expense	222,679	187,285	435,199	366,466
Interest expense	3,064	7	3,329	354
Other (income)expense	2,834	(71)	222	(276)

	288,475	185,155	571,586	343,985

Financial Services:
Revenues	42,040	39,766	82,962	78,007
General and administrative expense	26,211	22,235	51,700	44,242
Interest expense	1,152	1,482	2,397	3,549
Other (income)	(3,444)	(4,982)	(7,957)	(10,910)

	18,121	21,031	36,822	41,126

INCOME BEFORE INCOME TAXES	306,596	206,186	608,408	385,111
Provision for income taxes	118,039	78,351	234,237	145,448

NET INCOME	$188,557	$127,835	$374,171	$239,663

Earnings per share:
Basic	$0.81	$0.58	$1.61	$1.09
Diluted	$0.80	$0.57	$1.58	$1.08

Weighted average number of shares of stock outstanding:
Basic	232,813	219,490	232,548	219,639
Diluted	237,096	222,327	236,904	222,543

Cash dividends per share	$0.08	$0.07	$0.15	$0.13

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2004	2003
	(In thousands)
	(Unaudited)
OPERATING ACTIVITIES
Net income	$374,171	$239,663
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	21,878	18,784
Amortization of debt premiums, discounts and fees	4,057	3,559
Changes in operating assets and liabilities:
Increase in inventories	(835,264)	(358,234)
(Increase) decrease in earnest money deposits and other assets	(28,255)	62,164
Decrease in mortgage loans held for sale	52,991	39,414
Decrease in accounts payable and other liabilities	(49,177)	(25,045)

NET CASH USED IN OPERATING ACTIVITIES	(459,599)	(19,695)

INVESTING ACTIVITIES
Net purchases of property and equipment	(24,615)	(22,199)

NET CASH USED IN INVESTING ACTIVITIES	(24,615)	(22,199)

FINANCING ACTIVITIES
Proceeds from notes payable	1,206,661	1,066,160
Issuance of senior notes payable	199,440	214,206
Repayment of notes payable	(1,266,911)	(1,110,417)
Proceeds from stock associated with certain employee benefit plans	10,392	3,660
Purchase of treasury stock	—	(29,522)
Payment of cash dividends	(29,580)	(19,059)

NET CASH PROVIDED BY FINANCING ACTIVITIES	120,002	125,028

INCREASE (DECREASE) IN CASH	(364,212)	83,134
Cash at beginning of period	582,905	104,344

Cash at end of period	$218,693	$187,478

Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$45,209	$36,876

Decrease in consolidated land inventory not owned	$(80,370)	$—

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2004

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned and majority-owned or controlled subsidiaries (the “Company”). All significant intercompany accounts, transactions and balances have been eliminated in consolidation. We have also consolidated certain variable interest entities from which we are purchasing lots under option purchase contracts, under the requirements of Interpretation No. 46 issued by the Financial Accounting Standards Board (“FASB”). The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

Business - The Company is a national builder that is engaged primarily in the construction and sale of single-family housing in 51 markets and 21 states in the United States. The Company designs, builds and sells single-family houses on lots developed by the Company and on finished lots which it purchases, ready for home construction. Periodically, the Company sells land and lots it has developed or bought. The Company also provides title agency and mortgage brokerage services to its home buyers. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.

Stock Split — In December 2003, the Company’s Board of Directors declared a three-for-two stock split (effected as a 50% stock dividend), paid on January 12, 2004 to common stockholders of record on December 22, 2003. The earnings per share amounts for the three months and six months ended March 31, 2004 and 2003 reflect the effects of the stock split.

NOTE B — SEGMENT INFORMATION

The Company’s reportable business segments consist of homebuilding and financial services. The Company’s homebuilding operations comprise the most substantial part of its business, with approximately 98% of consolidated revenues during the six months ended March 31, 2004 and 2003, and approximately 94% and 89% of consolidated income before income taxes for the six months ended March 31, 2004 and 2003, respectively. The homebuilding reporting segment is comprised of the aggregate of the Company’s regional homebuilding operating segments and generates most of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. Approximately 85% and 92% of home sales revenues were generated from the sale of detached homes for the six months ended March 31, 2004, and 2003, respectively. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

NOTE C — CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

In the ordinary course of its business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Under such option purchase contracts, the Company will fund a stated deposit in consideration for the right to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of the Company’s option deposits are non-refundable. Certain non-refundable deposits are deemed to create a variable interest in a variable interest entity under the

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2004

requirements of FIN 46. As such, certain of the Company’s option purchase contracts result in the acquisition of a variable interest in the entity holding the land parcel under option.

The Company has evaluated all of its interests in variable interest entities at March 31, 2004 and has consolidated certain variable interest entities from which the Company is purchasing land or lots under option contracts. The land sellers are not required to provide the Company the financial information of the variable interest entities. Therefore, when the Company’s requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities have been assumed to be the contractual purchase price of the land or lots the Company is purchasing. In these cases, the only asset recorded is the land or lots the Company has the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest entity. The consolidation of these entities added $24.7 million in land inventory not owned and minority interests to the Company’s balance sheet at March 31, 2004. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $4.7 million and promissory notes totaling $0.1 million. Creditors, if any, of these variable interest entities have no recourse against the Company.

Including the deposits with the variable interest entities above, the Company has deposits amounting to $184.4 million to purchase land and lots with a total purchase price of $3.5 billion at March 31, 2004. For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is limited to the funded amounts of the Company’s option deposits, which totaled $171.8 million at March 31, 2004.

NOTE D — EARNINGS PER SHARE

Basic earnings per share for the three months and six months ended March 31, 2004 and 2003 is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding.

The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Denominator for basic earnings per share— weighted average shares	232,813	219,490	232,548	219,639
Effect of dilutive securities:
Employee stock options	4,283	2,837	4,356	2,904

Denominator for diluted earnings per share— adjusted weighted average shares	237,096	222,327	236,904	222,543

In December 2003, the Company’s Board of Directors declared a three-for-two stock split (effected as a 50% stock dividend), paid on January 12, 2004 to common stockholders of record on December 22, 2003. The share amounts for the three months and six months ended March 31, 2004 and 2003 reflect the effects of the three-for-two stock split.

All options outstanding during the three months and six months ended March 31, 2004 were included in the computation of diluted earnings per share. Options to purchase approximately 4,084,000 and 4,063,000 shares of common stock (as adjusted for the January 2004 three-for-two stock split) at various prices were outstanding during the three months and six months ended March 31, 2003, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2004

NOTE E — DEBT

The Company’s notes payable consist of the following (in thousands):

	March 31,	September 30,
	2004	2003
Homebuilding:
Unsecured:
Revolving credit facility due 2008	$50,000	$—
8⅜% Senior notes due 2004, net	149,934	149,736
10½% Senior notes due 2005, net	199,763	199,691
7½% Senior notes due 2007, net	215,000	215,000
5% Senior notes due 2009, net	199,457	—
8% Senior notes due 2009, net	383,739	383,635
9⅜% Senior notes due 2009, net	243,117	243,927
9¾% Senior subordinated notes due 2010, net.	149,129	149,082
7⅞% Senior notes due 2011, net	198,632	198,564
9⅜% Senior subordinated notes due 2011, net	199,746	199,733
10½% Senior subordinated notes due 2011, net	151,277	151,798
8½% Senior notes due 2012, net	248,214	248,138
6⅞% Senior notes due 2013, net	200,000	200,000
5⅞% Senior notes due 2013, net	100,000	100,000
Other secured	92,853	125,841

	$2,780,861	$2,565,145

Financial Services:
Mortgage warehouse facility due 2005	$216,864	$147,978
Commercial paper conduit facility due 2006	150,000	250,000

	$366,864	$397,978

Homebuilding:

In March 2004, the Company restructured and amended its existing unsecured revolving credit facility, increasing it to $1 billion and extending its maturity to March 25, 2008. The new facility includes a $350 million letter of credit sub-facility and an uncommitted $250 million accordion feature, under which the facility may be increased to $1.25 billion. The facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of debt to tangible net worth. The interest rate applicable to the revolving credit facility at March 31, 2004 was 2.2%. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees.

In January 2004, the Company issued $200 million principal amount of 5% Senior Notes. The notes, which are due January 15, 2009, with interest payable semi-annually, represent unsecured obligations of the Company. The Company may redeem up to 35% of the amount originally issued with the proceeds of public offerings at a redemption price equal to 105% of the principal amount through January 15, 2007, plus accrued interest. The Company issued the notes for the purpose of providing capital to repay at maturity the $150 million aggregate principal amount outstanding of its 8⅜% Senior Notes due June 15, 2004. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discounts, is 5.3%.

The bank credit facilities and the indentures for the Senior and Senior Subordinated Notes contain covenants which, taken together, limit investments in inventory, stock repurchases, cash dividends and other restricted payments, incurrence of indebtedness, asset dispositions and creation of liens, and require certain levels of tangible net worth. At March 31, 2004, under the most restrictive covenants, the additional debt the Company could incur would be limited to $2,049.9 million, which included $863.3 million available under the revolving credit facility. At that date, under the most restrictive covenants, $549.1 million was available for restricted payments.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2004

Financial Services:

In April 2004, the Company’s mortgage subsidiary restructured and amended its mortgage warehouse loan facility payable to financial institutions, increasing it to $300 million and extending its maturity to April 8, 2005, at the 30-day LIBOR rate plus a fixed premium. The mortgage warehouse facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of the Senior and Senior Subordinated Notes. The interest rate of the mortgage warehouse facility at March 31, 2004 was 2.2%.

The Company’s mortgage subsidiary also has a $300 million commercial paper conduit facility (the “CP conduit facility”), that expires on June 29, 2006. The CP conduit facility’s terms are renewable annually by the sponsoring banks. The CP conduit facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of the Senior and Senior Subordinated Notes. The mortgage loans pledged to secure the CP conduit facility are used as collateral for asset backed commercial paper issued by multi-seller conduits in the commercial paper market. The interest rate of the CP conduit facility at March 31, 2004 was 1.6%.

The Company’s wholly-owned mortgage subsidiary is required by Statement of Position 01-6 (SOP 01-6), of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, to disclose the minimum net worth requirements by regulatory agencies, secondary market investors and states in which it conducts business. Currently, the largest of these minimum net worth requirements is $1 million, which is insignificant compared to the $45 million minimum tangible net worth required by the mortgage subsidiary’s warehouse credit line. At March 31, 2004, the mortgage subsidiary’s total equity was $112.9 million.

NOTE F – HOMEBUILDING INTEREST

The Company’s homebuilding segment capitalizes interest during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the home buyer. The following table summarizes the Company’s homebuilding interest costs (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Capitalized interest, beginning of period	$170,302	$170,405	$168,400	$153,536
Interest incurred – homebuilding	63,091	60,265	117,999	117,000
Interest expensed:
Directly – homebuilding	(3,064)	(7)	(3,329)	(354)
Amortized to cost of sales	(54,922)	(49,709)	(107,663)	(89,228)

Capitalized interest, end of period	$175,407	$180,954	$175,407	$180,954

NOTE G — WARRANTY

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

Changes in the Company’s warranty liability are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Warranty liability, beginning of period	$78,037	$42,349	$73,147	$39,471
Warranties issued	11,642	8,970	22,981	17,167
Changes in liabilities for pre-existing warranties	(3,382)	—	(3,382)	—
Settlements made	(6,560)	(5,197)	(13,009)	(10,516)

Warranty liability, end of period	$79,737	$46,122	$79,737	$46,122

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2004

NOTE H - STOCK-BASED COMPENSATION

The Company may, with the approval of the Compensation Committee of its Board of Directors, grant to its employees options to purchase a fixed number of shares of its common stock. The Company accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. The exercise price of the Company’s employee stock options generally equals the market price of the underlying stock on the date of grant; therefore, no compensation expense is recognized for the initial grant. The Company adopted the disclosure provisions specified by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 123 and SFAS No. 148 require disclosure of pro forma net income and pro forma net income per share as if the fair value based method had been applied in measuring compensation expense.

In March 2004, the FASB issued a Proposed Statement of Financial Accounting Standard which would amend SFAS No. 123 and require companies that issue share-based payments to record compensation expense based on the fair value of the share-based payment. The Company will adopt the final rules related to the proposed statement when they become effective.

The following table sets forth the effect on net income and earnings per share for the three months and six months ended March 31, 2004 and 2003 as if the fair value based method had been applied (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income as reported	$188,557	$127,835	$374,171	$239,663
Add: Stock-based employee compensation expense included in reported net income, net of tax	333	356	667	735
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(1,397)	(1,424)	(2,795)	(2,872)

Pro forma net income	$187,493	$126,767	$372,043	$237,526

Reported basic earnings per share	$0.81	$0.58	$1.61	$1.09

Pro forma basic earnings per share	$0.81	$0.58	$1.60	$1.08

Reported diluted earnings per share	$0.80	$0.57	$1.58	$1.08

Pro forma diluted earnings per share	$0.79	$0.57	$1.57	$1.07

The earnings per share amounts for the three months and six months ended March 31, 2004 and 2003 presented above reflect the effect of the three-for-two stock split (effected as a 50% stock dividend), paid on January 12, 2004 to common stockholders of record on December 22, 2003.

In April 2004, the Compensation Committee of the Company’s Board of Directors granted stock options to the Company’s employees to purchase 3.6 million shares of its common stock. The exercise price of these employee stock options equals the market price of the Company’s common stock on the date of grant.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
March 31, 2004

NOTE I - SUMMARIZED FINANCIAL INFORMATION

The 5%, 5⅞%, 6⅞%, 7½%, 7⅞%, 8%, 8⅜%, 8½%, 9⅜% and 10½% Senior Notes, and the 9⅜%, 9¾% and 10½% Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s direct and indirect subsidiaries (Guarantor Subsidiaries), other than financial services subsidiaries and certain other inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

Consolidating Balance Sheet
March 31, 2004

			Non-Guarantor
			Subsidiaries
	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total
			(In thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$51,081	$124,323	$—	$14,958	$—	$190,362
Advances to and investments in subsidiaries	5,108,692	502,704	—	—	(5,611,396)	—
Inventories	1,132,538	4,628,306	—	74,752	—	5,835,596
Property and equipment (net)	15,724	54,003	—	16,656	—	86,383
Earnest money deposits and other assets	187,797	261,866	—	14,461	—	464,124
Excess of cost over net assets acquired	—	578,900	—	—	—	578,900

	6,495,832	6,150,102	—	120,827	(5,611,396)	7,155,365

Financial services:
Cash and cash equivalents	—	—	28,331	—	—	28,331
Mortgage loans held for sale	—	—	432,494	—	—	432,494
Advances to parent/subsidiaries	—	—	10,377	—	(10,377)	—
Other assets	—	—	27,507	—	—	27,507

	—	—	498,709	—	(10,377)	488,332

Total Assets	$6,495,832	$6,150,102	$498,709	$120,827	$(5,621,773)	$7,643,697

LIABILITIES & EQUITY
Homebuilding:
Accounts payable and other liabilities	$347,603	$681,022	$—	$16,398	$—	$1,045,023
Advances from parent/subsidiaries	—	3,470,251	—	62,785	(3,533,036)	—
Notes payable	2,758,026	18,311	—	4,524	—	2,780,861

	3,105,629	4,169,584	—	83,707	(3,533,036)	3,825,884

Financial services:
Accounts payable and other liabilities	—	—	12,577	—	—	12,577
Notes payable to financial institutions	—	—	366,864	—	—	366,864

	—	—	379,441	—	—	379,441

Total Liabilities	3,105,629	4,169,584	379,441	83,707	(3,533,036)	4,205,325

Minority interests	—	—	1	48,168	—	48,169

Total Equity	3,390,203	1,980,518	119,267	(11,048)	(2,088,737)	3,390,203

Total Liabilities & Equity	$6,495,832	$6,150,102	$498,709	$120,827	$(5,621,773)	$7,643,697

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
March 31, 2004

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
March 31, 2004

NOTE I — SUMMARIZED FINANCIAL INFORMATION - (Continued)

Consolidating Statement of Income
Three Months Ended March 31, 2004

			Non-Guarantor
			Subsidiaries
	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total
			(In thousands)
Homebuilding:
Revenues:
Home sales	$407,405	$1,823,343	$—	$19,783	$—	$2,250,531
Land/lot sales	8,579	34,113	—	—	—	42,692

	415,984	1,857,456	—	19,783	—	2,293,223

Cost of sales:
Home sales	282,855	1,450,327	—	15,616	—	1,748,798
Land/lot sales	4,378	22,995	—	—	—	27,373

	287,233	1,473,322	—	15,616	—	1,776,171

Gross profit:
Home sales	124,550	373,016	—	4,167	—	501,733
Land/lot sales	4,201	11,118	—	—	—	15,319

	128,751	384,134	—	4,167	—	517,052
Selling, general and administrative expense	77,673	140,630	—	1,632	2,744	222,679
Interest expense	2,998	(105)	—	171	—	3,064
Other (income) expense	(258,516)	(1,664)	—	1,748	261,266	2,834

	306,596	245,273	—	616	(264,010)	288,475

Financial services:
Revenues	—	—	42,040	—	—	42,040
General and administrative expense	—	—	28,955	—	(2,744)	26,211
Interest expense	—	—	1,152	—	—	1,152
Other (income)	—	—	(3,444)	—	—	(3,444)

	—	—	15,377	—	2,744	18,121

Income before income taxes	306,596	245,273	15,377	616	(261,266)	306,596
Provision for income taxes	118,039	94,430	5,920	237	(100,587)	118,039

Net income	$188,557	$150,843	$9,457	$379	$(160,679)	$188,557

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
March 31, 2004

NOTE I - SUMMARIZED FINANCIAL INFORMATION - (Continued)

Consolidating Statement of Income
Six Months Ended March 31, 2004

			Non-Guarantor
			Subsidiaries
	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total
	(In thousands)
Homebuilding:
Revenues:
Home sales	$745,653	$3,588,168	$—	$51,336	$—	$4,385,157
Land/lot sales	8,624	63,050	—	—	—	71,674

	754,277	3,651,218	—	51,336	—	4,456,831

Cost of sales:
Home sales	540,764	2,824,104	—	38,255	—	3,403,123
Land/lot sales	4,676	38,696	—	—	—	43,372

	545,440	2,862,800	—	38,255	—	3,446,495

Gross profit:
Home sales	204,889	764,064	—	13,081	—	982,034
Land/lot sales	3,948	24,354	—	—	—	28,302

	208,837	788,418	—	13,081	—	1,010,336
Selling, general and administrative expense	145,610	279,605	—	4,559	5,425	435,199
Interest expense	2,998	102	—	229	—	3,329
Other (income) expense	(548,179)	(3,683)	—	4,226	547,858	222

	608,408	512,394	—	4,067	(553,283)	571,586

Financial services:
Revenues	—	—	82,962	—	—	82,962
General and administrative expense	—	—	57,125	—	(5,425)	51,700
Interest expense	—	—	2,397	—	—	2,397
Other (income)	—	—	(7,957)	—	—	(7,957)

	—	—	31,397	—	5,425	36,822

Income before income taxes	608,408	512,394	31,397	4,067	(547,858)	608,408
Provision for income taxes	234,237	197,271	12,088	1,566	(210,925)	234,237

Net income	$374,171	$315,123	$19,309	$2,501	$(336,933)	$374,171

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2004

NOTE I — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Statement of Income
Three Months Ended March 31, 2003

			Non-Guarantor
			Subsidiaries
	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total
			(In thousands)
Homebuilding:
Revenues:
Home sales	$256,090	$1,469,744	$—	$51,995	$—	$1,777,829
Land/lot sales	2,519	88,433	—	—	—	90,952

	258,609	1,558,177	—	51,995	—	1,868,781

Cost of sales:
Home sales	200,810	1,179,041	—	39,773	(87)	1,419,537
Land/lot sales	6,912	69,956	—	—	—	76,868

	207,722	1,248,997	—	39,773	(87)	1,496,405

Gross profit:
Home sales	55,280	290,703	—	12,222	87	358,292
Land/lot sales	(4,393)	18,477	—	—	—	14,084

	50,887	309,180	—	12,222	87	372,376
Selling, general and administrative expense	54,118	127,491	—	3,060	2,616	187,285
Interest expense	—	(480)	—	487	—	7
Other (income) expense	(209,417)	(1,426)	—	894	209,878	(71)

	206,186	183,595	—	7,781	(212,407)	185,155

Financial services:
Revenues	—	—	39,766	—	—	39,766
General and administrative expense	—	—	24,851	—	(2,616)	22,235
Interest expense	—	—	1,482	—	—	1,482
Other (income)	—	—	(4,982)	—	—	(4,982)

	—	—	18,415	—	2,616	21,031

Income before income taxes	206,186	183,595	18,415	7,781	(209,791)	206,186
Provision for income taxes	78,351	69,758	7,002	2,945	(79,705)	78,351

Net income	$127,835	$113,837	$11,413	$4,836	$(130,086)	$127,835

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2004

NOTE I — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Statement of Income
Six Months Ended March 31, 2003

			Non-Guarantor
			Subsidiaries
	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total
			(In thousands)
Homebuilding:
Revenues:
Home sales	$452,975	$2,916,732	$—	$74,571	$—	$3,444,278
Land/lot sales	5,784	125,412	—	—	—	131,196

	458,759	3,042,144	—	74,571	—	3,575,474

Cost of sales:
Home sales	349,126	2,347,750	—	56,609	(190)	2,753,295
Land/lot sales	10,261	101,389	—	—	—	111,650

	359,387	2,449,139	—	56,609	(190)	2,864,945

Gross profit:
Home sales	103,849	568,982	—	17,962	190	690,983
Land/lot sales	(4,477)	24,023	—	—	—	19,546

	99,372	593,005	—	17,962	190	710,529
Selling, general and administrative expense	98,601	256,779	—	5,904	5,182	366,466
Interest expense	—	(463)	—	817	—	354
Other (income) expense	(384,340)	(3,239)	—	1,398	385,905	(276)

	385,111	339,928	—	9,843	(390,897)	343,985

Financial services:
Revenues	—	—	78,007	—	—	78,007
General and administrative expense	—	—	49,424	—	(5,182)	44,242
Interest expense	—	—	3,549	—	—	3,549
Other (income)	—	—	(10,910)	—	—	(10,910)

	—	—	35,944	—	5,182	41,126

Income before income taxes	385,111	339,928	35,944	9,843	(385,715)	385,111
Provision for income taxes	145,448	128,383	13,575	3,718	(145,676)	145,448

Net income	$239,663	$211,545	$22,369	$6,125	$(240,039)	$239,663

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2004

NOTE I — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Statement of Cash Flows
Six Months Ended March 31, 2004

			Non-Guarantor
			Subsidiaries
	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total
			(In thousands)
OPERATING ACTIVITIES
Net income	$374,171	$315,123	$19,309	$2,501	$(336,933)	$374,171
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,583	16,668	992	635	—	21,878
Amortization of debt premiums, discounts and fees	4,057	—	—	—	—	4,057
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(131,529)	(705,005)	—	1,270	—	(835,264)
(Increase) decrease in earnest money deposits and other assets	(716)	(29,739)	4,323	(2,123)	—	(28,255)
Decrease in mortgage loans held for sale	—	—	52,991	—	—	52,991
(Decrease) increase in accounts payable and other liabilities	(100,278)	67,587	(4,652)	(11,834)	—	(49,177)

Net cash provided by (used in) operating activities	149,288	(335,366)	72,963	(9,551)	(336,933)	(459,599)

INVESTING ACTIVITIES
Net purchases of property and equipment	(4,992)	(17,933)	(1,405)	(285)	—	(24,615)

Net cash used in investing activities	(4,992)	(17,933)	(1,405)	(285)	—	(24,615)

FINANCING ACTIVITIES
Net change in notes payable	196,975	(24,689)	(31,114)	(1,982)	—	139,190
(Decrease) increase in intercompany payables	(467,106)	183,317	(52,554)	(590)	336,933	—
Proceeds from stock associated with certain employee benefit plans	10,392	—	—	—	—	10,392
Cash dividends/distributions paid	(29,580)	—	—	—	—	(29,580)

Net cash (used in) provided by financing activities	(289,319)	158,628	(83,668)	(2,572)	336,933	120,002

Decrease in cash	(145,023)	(194,671)	(12,110)	(12,408)	—	(364,212)
Cash at beginning of period	196,104	318,994	40,441	27,366	—	582,905

Cash at end of period	$51,081	$124,323	$28,331	$14,958	$—	$218,693

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2004

NOTE I — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Statement of Cash Flows
Six Months Ended March 31, 2003

			Non-Guarantor
			Subsidiaries
	D.R.	Guarantor	Financial		Intercompany
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total
			(In thousands)
OPERATING ACTIVITIES
Net income	$239,663	$211,545	$22,369	$6,125	$(240,039)	$239,663
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,592	14,625	854	713	—	18,784
Amortization of debt premiums, discounts and fees	3,559	—	—	—	—	3,559
Changes in operating assets and liabilities:
Increase in inventories	(106,422)	(250,482)	—	(1,206)	(124)	(358,234)
Decrease (increase) in earnest money deposits and other assets	54,223	5,003	4,087	3,519	(4,668)	62,164
Decrease in mortgage loans held for sale	—	—	39,414	—	—	39,414
(Decrease) increase in accounts payable and other liabilities	(52,829)	17,999	104	9,657	24	(25,045)

Net cash provided by (used in) operating activities	140,786	(1,310)	66,828	18,808	(244,807)	(19,695)

INVESTING ACTIVITIES
Net purchases of property and equipment	(2,773)	(17,286)	(917)	(1,223)	—	(22,199)

Net cash used in investing activities	(2,773)	(17,286)	(917)	(1,223)	—	(22,199)

FINANCING ACTIVITIES
Net change in notes payable	252,105	(6,516)	(65,742)	(9,898)	—	169,949
(Decrease) increase in intercompany payables	(345,197)	94,675	13,932	(8,217)	244,807	—
Proceeds from stock associated with certain employee benefit plans	3,660	—	—	—	—	3,660
Purchase of treasury stock	(29,522)	—	—	—	—	(29,522)
Cash dividends/distributions paid	(19,059)	—	—	—	—	(19,059)

Net cash (used in) provided by financing activities	(138,013)	88,159	(51,810)	(18,115)	244,807	125,028

Increase (decrease) in cash	—	69,563	14,101	(530)	—	83,134
Cash at beginning of period	—	80,273	12,238	11,833	—	104,344

Cash at end of period	$—	$149,836	$26,339	$11,303	$—	$187,478

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our critical accounting policies during the six months ended March 31, 2004, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended September 30, 2003.

RESULTS OF OPERATIONS - CONSOLIDATED

We provide homebuilding services in 21 states and 51 markets through our 41 homebuilding divisions. Through our financial services operations, we also provide mortgage banking and title agency services in many of these same markets.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Consolidated revenues for the three months ended March 31, 2004, increased 22.4%, to $2,335.3 million, from $1,908.5 million for the comparable period of 2003, due to increases in both homebuilding and financial services revenues.

Income before income taxes for the three months ended March 31, 2004, increased 48.7%, to $306.6 million, from $206.2 million for the comparable period of 2003. As a percentage of revenues, income before income taxes for the three months ended March 31, 2004, increased 2.3 percentage points, to 13.1% from 10.8% for the comparable period of 2003. The primary factor contributing to this improvement was a 2.7 percentage point increase in the homebuilding segment’s pre-tax operating margin, which was partially offset by a decrease in the pre-tax operating margin in our financial services segment.

The consolidated provision for income taxes increased 50.7%, to $118.0 million for the three months ended March 31, 2004, from $78.4 million for the same period of 2003, due primarily to the corresponding increase in income before income taxes. The effective income tax rate for the three months ended March 31, 2004 increased to 38.5%, from 38.0% for the comparable period of 2003, due primarily to increases in pre-tax income in states with higher tax rates.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

Consolidated revenues for the six months ended March 31, 2004, increased 24.3%, to $4,539.8 million, from $3,653.5 million for the comparable period of 2003, due to increases in both homebuilding and financial services revenues.

Income before income taxes for the six months ended March 31, 2004, increased 58.0%, to $608.4 million, from $385.1 million for the comparable period of 2003. As a percentage of revenues, income before income taxes for the six months ended March 31, 2004, increased 2.9 percentage points, to 13.4% from 10.5% for the comparable period of 2003. The primary factor contributing to this improvement was a 3.2 percentage point increase in the homebuilding segment’s pre-tax operating margin, which was partially offset by a decrease in the pre-tax operating margin in our financial services segment.

The consolidated provision for income taxes increased 61.0%, to $234.2 million for the six months ended March 31, 2004, from $145.4 million for the same period of 2003, due primarily to the corresponding increase in income before income taxes. The effective income tax rate for the six months ended March 31, 2004 increased to 38.5%, from 37.8% for the comparable period of 2003, due primarily to increases in pre-tax income in states with higher tax rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables set forth certain operating and financial data for our homebuilding activities ($ in millions):

	Three Months Ended March 31,				Six Months Ended March 31,
	2004		2003		2004		2003
	Homes		Homes		Homes		Homes
Homes Closed	Closed	Revenues	Closed	Revenues	Closed	Revenues	Closed	Revenues
Mid-Atlantic	801	$180.5	743	$154.5	1,643	$362.0	1,408	$288.7
Midwest	443	119.2	441	107.6	887	238.5	867	217.1
Southeast	1,282	251.5	979	167.7	2,403	469.0	1,926	325.0
Southwest	4,432	729.5	3,277	552.3	8,373	1,370.9	6,357	1,070.2
West	2,865	969.8	2,448	795.7	5,759	1,944.8	4,844	1,543.3

	9,823	$2,250.5	7,888	$1,777.8	19,065	$4,385.2	15,402	$3,444.3

	Three Months Ended March 31,				Six Months Ended March 31,
	2004		2003		2004		2003
	Homes		Homes		Homes		Homes
Net New Sales Orders	Sold	$	Sold	$	Sold	$	Sold	$
Mid-Atlantic	1,034	$277.3	993	$215.1	1,749	$444.0	1,714	$361.0
Midwest	620	175.1	522	140.7	1,031	300.3	951	247.6
Southeast	1,758	365.0	1,152	215.5	2,931	616.6	2,101	385.4
Southwest	5,435	906.1	4,473	740.2	8,715	1,460.9	7,244	1,209.1
West	4,633	1,610.3	3,408	1,128.0	7,288	2,545.7	5,790	1,934.9

	13,480	$3,333.8	10,548	$2,439.5	21,714	$5,367.5	17,800	$4,138.0

	March 31, 2004		March 31, 2003
Sales Backlog	Homes	$	Homes	$
Mid-Atlantic	1,708	$452.8	1,559	$337.2
Midwest	1,125	340.7	1,000	269.0
Southeast	2,351	511.8	1,844	335.1
Southwest	7,018	1,210.9	6,073	1,026.6
West	5,935	2,119.5	4,619	1,551.0

	18,137	$4,635.7	15,095	$3,518.9

Our market regions consist of the following markets:

Mid-Atlantic	Baltimore, Charleston, Charlotte, Columbia, Greensboro, Greenville, Hilton Head, Maryland-D.C., Myrtle Beach, New Jersey, Philadelphia, Raleigh/Durham, Savannah and Virginia-D.C.

Midwest	Chicago and Minneapolis/St. Paul

Southeast	Atlanta, Birmingham, Fort Myers/Naples, Jacksonville, Miami/West Palm Beach, Orlando and Tampa

Southwest	Albuquerque, Austin, Dallas, Fort Worth, Houston, Killeen (Texas), Laredo (Texas), Phoenix, Rio Grande Valley (Texas), San Antonio and Tucson

West	Bend (Oregon), Colorado Springs, Denver, Fort Collins, Hawaii, Inland Empire (Southern California), Las Vegas, Los Angeles, Oakland, Orange County, Portland, Sacramento, Salt Lake City, San Diego, San Francisco, Seattle/Tacoma and Ventura County

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Percentages of Total Homebuilding Revenues
	Three Months Ended		Six Months Ended
	March 31,		March 31,
Homebuilding Operating Margin Analysis	2004	2003	2004	2003
Gross profit	22.5%	19.9%	22.7%	19.9%
Selling, general and administrative expense	(9.7)	(10.0)	(9.8)	(10.3)
Interest expense	(0.1)	—	(0.1)	—
Other expense	(0.1)	—	—	—

Income before income taxes	12.6%	9.9%	12.8%	9.6%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues from homebuilding activities increased 22.7%, to $2,293.2 million (9,823 homes closed) for the three months ended March 31, 2004, from $1,868.8 million (7,888 homes closed) for the comparable period of 2003. Revenues from home sales increased in all of our five market regions, with percentage increases ranging from 10.8% in the Midwest region to 50.0% in the Southeast. The increases in both revenues and homes closed were due to strong housing demand throughout the majority of our markets. The average selling price of homes closed during the three months ended March 31, 2004 was $229,100, up 1.6% from $225,400 for the same period in 2003.

The value of net new sales orders increased 36.7% to $3,333.8 million (13,480 homes) for the three months ended March 31, 2004, from $2,439.5 million (10,548 homes) for the same period of 2003. The value of net new sales orders increased in all of our five market regions, with percentage increases ranging from 22.4% in the Southwest region to 69.3% in the Southeast region. The increases in both the value and number of new sales orders were due to strong housing demand throughout the majority of our markets. The average price of a net new sales order in the three months ended March 31, 2004 was $247,300, up 6.9% from the $231,300 average in the comparable period of 2003. Increases in the average prices of net new sales orders occurred in all of our five market regions, ranging from 0.7% in the Southwest region to 23.8% in the Mid-Atlantic region.

At March 31, 2004, the value of our backlog of sales orders was $4,635.7 million (18,137 homes), up 31.7% from $3,518.9 million (15,095 homes) at March 31, 2003. The value of our backlog of sales orders was up in all of our five market regions, with percentage increases ranging from 18.0% in the Southwest to 52.7% in the Southeast. The average sales price of homes in sales backlog was $255,600 at March 31, 2004, up 9.7% from the average price of $233,100 at March 31, 2003. The average sales price of homes in our sales backlog increased in all of our five market regions, with percentage increases ranging from 2.1% in the Southwest to 22.6% in the Mid-Atlantic.

Gross profit increased by 38.9%, to $517.1 million for the three months ended March 31, 2004, from $372.4 million for the comparable period of 2003. The increase in gross profit was primarily attributable to the increase in revenues. Gross profit from home sales as a percentage of home sales revenues increased 2.1 percentage points, to 22.3% for the three months ended March 31, 2004, from 20.2% for the comparable period of 2003. The improvement in gross profit from home sales as a percentage of revenue is attributable to our ability to increase home prices due to the strong housing demand in many of our markets and lower construction costs resulting from our ongoing efforts to reduce costs as we achieve greater economies of scale. For these same reasons, and due to an increase in the gross profit from land/lot sales as a percentage of land/lot sales revenue, total homebuilding gross profit as a percentage of total homebuilding revenues increased 2.6 percentage points, to 22.5% in the three months ended March 31, 2004, from 19.9% in the comparable period of 2003.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 18.9%, to $222.7 million in the three months ended March 31, 2004, from $187.3 million in the comparable period of 2003. As a percentage of homebuilding revenues, SG&A expenses decreased 0.3 percentage points, to 9.7% for the three months ended March 31, 2004, from 10.0% in the comparable period of 2003. The improvement in SG&A expenses as a percent of revenue was attributable to our ongoing cost control efforts and our ability to generate higher revenue levels while leveraging existing fixed SG&A costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense associated with homebuilding activities was $3.1 million for the three months ended March 31, 2004 compared to a negligible amount in the comparable period of 2003. During the three months ended March 31, 2004 and 2003, inventory under construction or development was larger than our interest-bearing debt; therefore, virtually all of the total homebuilding interest incurred was capitalized to inventory in both periods, except for $3.1 million in unamortized issuance costs associated with our restructured and amended revolving credit facility which were expensed during the three months ended March 31, 2004. Capitalized interest and other financing costs are included in cost of sales at the time homes are closed.

Other expense associated with homebuilding activities was $2.8 million in the three months ended March 31, 2004, compared to $0.1 million of other income in the comparable period of 2003. The expense in the three months ended March 31, 2004 was due primarily to a decrease in the fair value of our interest rate swap agreements.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

Revenues from homebuilding activities increased 24.7%, to $4,456.8 million (19,065 homes closed) for the six months ended March 31, 2004, from $3,575.5 million (15,402 homes closed) for the comparable period of 2003. Revenues from home sales increased in all of our five market regions, with percentage increases ranging from 9.9% in the Midwest region to 44.3% in the Southeast. The increases in both revenues and homes closed were due to strong housing demand throughout the majority of our markets. The average selling price of homes closed during the six months ended March 31, 2004 was $230,000, up 2.9% from $223,600 for the same period in 2003.

The value of net new sales orders increased 29.7% to $5,367.5 million (21,714 homes) for the six months ended March 31, 2004, from $4,138.0 million (17,800 homes) for the same period of 2003. The value of net new sales orders increased in all of our five market regions, with percentage increases ranging from 20.8% in the Southwest region to 60.0% in the Southeast region. The increases in both the value and number of new sales orders were due to strong housing demand throughout the majority of our markets. The average price of a net new sales order in the six months ended March 31, 2004 was $247,200, up 6.3% from the $232,500 average in the comparable period of 2003. Increases in the average prices of net new sales orders occurred in all of our five market regions, ranging from 0.4% in the Southwest region to 20.5% in the Mid-Atlantic region.

Gross profit increased by 42.2%, to $1,010.3 million for the six months ended March 31, 2004, from $710.5 million for the comparable period of 2003. The increase in gross profit was primarily attributable to the increase in revenues. Gross profit from home sales as a percentage of home sales revenues increased 2.3 percentage points, to 22.4% for the six months ended March 31, 2004, from 20.1% for the comparable period of 2003. The improvement in gross profit from home sales as a percentage of revenue is attributable to our ability to increase home prices due to the strong housing demand in many of our markets and lower construction costs resulting from our ongoing efforts to reduce costs as we achieve greater economies of scale. For these same reasons, and due to an increase in the gross profit from land/lot sales as a percentage of land/lot sales revenue, total homebuilding gross profit as a percentage of total homebuilding revenues increased 2.8 percentage points, to 22.7% in the six months ended March 31, 2004, from 19.9% in the comparable period of 2003.

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 18.8%, to $435.2 million in the six months ended March 31, 2004, from $366.5 million in the comparable period of 2003. As a percentage of homebuilding revenues, SG&A expenses decreased 0.5 percentage points, to 9.8% for the six months ended March 31, 2004, from 10.3% in the comparable period of 2003. The improvement in SG&A expenses as a percent of revenue was attributable to our ongoing cost control efforts and our ability to generate higher revenue levels while leveraging existing fixed SG&A costs.

Interest expense associated with homebuilding activities was $3.3 million for the six months ended March 31, 2004 compared to $0.4 million in the comparable period of 2003. During the six months ended March 31, 2004 and 2003, inventory under construction or development was larger than our interest-bearing debt; therefore, virtually all of the total homebuilding interest incurred was capitalized to inventory, except for $3.1 million in unamortized issuance costs associated with our restructured and amended revolving credit facility which were expensed during the six

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

months ended March 31, 2004. During both periods, we expensed the portion of incurred interest and other financing costs which could not be capitalized to inventory. Capitalized interest and other financing costs are included in cost of sales at the time homes are closed.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
		($ in thousands)
Number of loans originated	7,410	6,374	14,157	12,602

Loan origination fees	$8,106	$7,200	$15,221	$13,932
Sale of servicing rights and gains from sale of mortgages	19,449	21,046	41,063	41,180
Other revenues	5,235	3,873	9,264	7,508

Total mortgage banking revenues	32,790	32,119	65,548	62,620
Title policy premiums, net	9,250	7,647	17,414	15,387

Total revenues	42,040	39,766	82,962	78,007
General and administrative expense	26,211	22,235	51,700	44,242
Interest expense	1,152	1,482	2,397	3,549
Interest/other (income)	(3,444)	(4,982)	(7,957)	(10,910)

Income before income taxes	$18,121	$21,031	$36,822	$41,126

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues from the financial services segment increased 5.7%, to $42.0 million in the three months ended March 31, 2004, from $39.8 million in the comparable period of 2003. The increase in financial services revenues was primarily due to increases in loan originations and title services provided to customers of our homebuilding segment. General and administrative expenses associated with financial services increased 17.9%, to $26.2 million in the three months ended March 31, 2004, from $22.2 million in the comparable period of 2003. As a percentage of financial services revenues, general and administrative expenses increased 6.4 percentage points, to 62.3% in the three months ended March 31, 2004, from 55.9% in the comparable period in 2003. The increase in general and administrative expenses as a percentage of financial services revenue and the 13.8% decrease in income before income taxes were due primarily to changes in the product mix of mortgage loans originated and sold and decreased competition in the mortgage industry, which resulted in a decline in the amount of mortgage revenue earned per loan, as well as increased costs associated with expanding our mortgage operations into California.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

Revenues from the financial services segment increased 6.4%, to $83.0 million in the six months ended March 31, 2004, from $78.0 million in the comparable period of 2003. The increase in financial services revenues was primarily due to increases in loan originations and title services provided to customers of our homebuilding segment. General and administrative expenses associated with financial services increased 16.9%, to $51.7 million in the six months ended March 31, 2004, from $44.2 million in the comparable period of 2003. As a percentage of financial services revenues, general and administrative expenses increased 5.6 percentage points, to 62.3% in the six months ended March 31, 2004, from 56.7% in the comparable period in 2003. The increase in general and administrative expenses as a percentage of financial services revenue and the 10.5% decrease in income before income taxes were

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

due primarily to changes in the product mix of mortgage loans originated and sold and increased competition in the mortgage industry, which resulted in a decline in the amount of mortgage revenue earned per loan, as well as increased costs associated with expanding our mortgage operations into California.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had available cash and cash equivalents of $218.7 million. Inventories (including finished homes, construction in progress, developed residential lots and other land and consolidated land inventory not owned) at March 31, 2004, had increased by $753.3 million since September 30, 2003 to support our seasonally higher closings which normally occur during our third and fourth fiscal quarters. The inventory increase was financed by using available cash, retaining earnings and borrowing under our revolving credit facility. Our ratio of homebuilding notes payable (net of cash) to total capital at March 31, 2004, increased 3.3 percentage points, to 43.3% from 40.0% at September 30, 2003, due to our use of available cash to fund the inventory increase. The stockholders’ equity to total assets ratio increased 2.8 percentage points, to 44.4% at March 31, 2004, from 41.6% at September 30, 2003.

In March 2004, we restructured and amended our existing unsecured revolving credit facility, increasing it to $1 billion and extending its maturity to March 25, 2008. The new facility includes a $350 million letter of credit sub-facility and an uncommitted $250 million accordion feature, under which the facility may be increased to $1.25 billion. The facility is guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries. At March 31, 2004, we had outstanding homebuilding debt of $2,780.9 million. Under our revolving credit facility, we had $50 million cash borrowings outstanding at March 31, 2004 and no outstanding cash borrowings at September 30, 2003. Under the debt covenants associated with the revolving credit facility, our additional homebuilding borrowing capacity under the facility is limited to the lesser of the unused portion of the facility, $863.3 million at March 31, 2004, or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on our revolving credit facility may not exceed certain percentages of the various categories of our unencumbered inventory. At March 31, 2004, the borrowing base arrangement would have limited our additional borrowing capacity from any source to $2,049.9 million. At March 31, 2004, we were in compliance with all of the covenants, limitations and restrictions that form a part of our public debt obligations and our bank revolving credit facility. We have entered into multi-year interest rate swap agreements, maturing in 2008 and aggregating a notional amount of $200 million, that have the effect of fixing the interest rate on a portion of the variable rate revolving credit facility at 5.1%.

At March 31, 2004, our financial services segment had mortgage loans held for sale of $432.5 million and loan commitments for $446.8 million. We hedge the interest rate risk on these mortgage loans and mortgage loan commitments through the use of best-efforts whole loan delivery commitments, forward sales of mortgage-backed securities and the infrequent purchase of options on financial instruments. Changes in the value of these derivative instruments are recognized in current earnings as are the changes in the value of the funded loans. Such gains and losses have not significantly affected our financial services results of operations.

In April 2004, our wholly-owned mortgage company restructured and amended its mortgage warehouse loan facility, increasing the facility to $300 million and extending its maturity to April 8, 2005. The mortgage warehouse facility is secured by certain mortgage loans held for sale. The mortgage warehouse facility is not guaranteed by either the parent company or any of the subsidiaries that guarantee our homebuilding debt. At March 31, 2004, $216.9 million had been drawn under the mortgage warehouse facility.

Our wholly-owned mortgage company also has a $300 million commercial paper conduit facility (the “CP conduit facility”), which expires on June 29, 2006, the terms of which are renewable annually by the sponsoring banks. The CP conduit facility is also secured by certain mortgage loans held for sale and is not guaranteed by either the parent company or any of the subsidiaries that guarantee our homebuilding debt. As of March 31, 2004, $150 million had been drawn under the CP conduit facility. The mortgage loans pledged to secure the CP conduit facility are used as collateral for asset backed commercial paper issued by multi-seller conduits in the commercial paper market at rates that are more attractive than those applicable to the mortgage warehouse facility. All mortgage company activities

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

are financed with the mortgage warehouse facility, the CP conduit facility or internally generated funds. Both of the financial services’ credit facilities contain financial covenants with which we are in compliance.

In January 2004, we issued $200 million of 5% Senior notes due 2009. The primary purpose of this offering was to provide capital to repay at maturity the approximately $150 million aggregate principal amount outstanding of our 8⅜% Senior notes, due June 15, 2004. These notes are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.

We have historically funded our home construction, lot and land purchases and acquisitions with internally generated funds, borrowings under our credit facilities and the issuance of new debt or equity securities. At March 31, 2004, under currently effective shelf registration statements, we had approximately 22.5 million shares of common stock available to effect, in whole or in part, possible future acquisitions and the capacity to issue new debt or equity securities amounting to $285 million. In the future, we intend to continue to maintain effective shelf registration statements that will facilitate access to the capital markets. We believe that our current cash position, our cash generation capabilities, the amounts available under our revolving line of credit agreements and our ability to access the capital markets in a timely manner with our existing shelf registration statements are adequate to meet our cash needs for the foreseeable future.

On December 1, 2003, our Board of Directors declared a three-for-two common stock split (effected as a 50% stock dividend), which was paid on January 12, 2004 to stockholders of record on December 22, 2003.

During the three months ended March 31, 2004, our Board of Directors declared a quarterly cash dividend of $0.08 per common share, which was paid on February 13, 2004 to stockholders of record on January 30, 2004. In April 2004, our Board of Directors declared a cash dividend of $0.08 per common share, payable on May 21, 2004 to stockholders of record on May 7, 2004.

Except for ordinary expenditures for the construction of homes and the acquisition of land and lots for development and sale of homes, at March 31, 2004, we had no material commitments for capital expenditures.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduces the risks associated with land ownership and development. At March 31, 2004, we had $184.4 million in deposits to purchase land and lots with a total purchase price of $3.5 billion.

In the normal course of business, we provide standby letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At March 31, 2004, outstanding standby letters of credit and performance bonds, the majority of which mature in less than one year, were $107.4 million and $1,220.4 million, respectively.

LAND AND LOT POSITION

At March 31, 2004, about 52% of our total lot position of 200,471 lots was controlled under option or similar contracts. A summary of our land/lot position at March 31, 2004 is:

Finished lots owned	23,865
Lots under development owned	72,013

Total lots owned	95,878
Lots controlled under lot option and similar contracts	104,593

Total land/lot position	200,471

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY

We have historically experienced variability in our results of operations from quarter to quarter due to the seasonal nature of the homebuilding business. Historically, we have closed a greater number of homes in our third and fourth fiscal quarters than in our first and second fiscal quarters. As a result, our revenues and net income have been higher in the third and fourth quarters of our fiscal year. In fiscal 2003, 58% of our consolidated revenues and 62% of our net income were attributable to our operations in the third and fourth fiscal quarters.

SAFE HARBOR STATEMENT

Certain statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically include the words “anticipate”, “believe”, “expect”, “estimate”, “project”, and “future”. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may turn out to be inaccurate due to known or unknown risks and uncertainties. As a result, actual results may differ materially from the results discussed in and anticipated by the forward-looking statements. The following risks and uncertainties relevant to our business include factors we believe could adversely affect us. Other factors beyond those listed below could also adversely affect us. They include, but are not limited to:

•	changes in general economic, real estate and other conditions;

•	changes in interest rates and the availability of mortgage financing;

•	governmental regulations and environmental matters;

•	our substantial leverage;

•	competitive conditions within our industry;

•	the availability of capital;

•	our ability to effect our growth strategies successfully.

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

Our mortgage company is exposed to interest rate risk associated with its mortgage loan origination services. Interest rate lock commitments (IRLC’s) are extended to borrowers who have applied for loan funding and who meet certain defined credit and underwriting criteria. Typically, the IRLC’s will have a duration of less than six months. Some IRLC’s are committed immediately to a specific investor through the use of best-efforts whole loan delivery commitments, while the majority of IRLC’s are funded prior to being committed to third-party investors. Forward sales of mortgage backed securities (“FMBS”) are used to protect uncommitted IRLC’s against the risk of changes in interest rates. FMBS related to IRLC’s are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. FMBS related to funded, uncommitted loans are designated as fair value hedges, with changes in the value of the derivative instruments recognized in current earnings, along with changes in the value of the funded, uncommitted loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the three months and six months ended March 31, 2004 and 2003 was not significant, is recognized in current earnings.

The following table sets forth, as of March 31, 2004, for our debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table sets forth the notional amounts, weighted average interest rates and estimated fair market value of our interest rate swaps.

	Six Months							Fair
	Ended	Year Ended September 30,						market
	September 30,							value @
	2004	2005	2006	2007	2008	Thereafter	Total	3/31/04
				($ in millions)
Debt:
Fixed rate	$172.4	$220.1	$17.6	$4.4	$235.6	$2,068.0	$2,718.1	$3,038.9
Average interest rate	8.59%	10.52%	6.86%	6.10%	7.55%	7.62%	7.90%	—
Variable rate	$421.5	$—	$—	$—	$—	$—	$421.5	$421.5
Average interest rate	1.78%	—	—	—	—	—	1.78%	—
Interest rate swaps:
Variable to fixed	$200.0	$200.0	$200.0	$200.0	$200.0	$—	$—	$(19.9)
Average pay rate	5.10%	5.10%	5.10%	5.10%	5.02%	—	—	—
Average receive rate	90-day LIBOR

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management has long recognized its responsibilities for developing, implementing and monitoring effective and efficient controls and procedures. As part of those responsibilities, as of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a - 14(c) and Rule 15d - 14(c) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2004. Accordingly, there have been no corrective actions taken as no significant deficiencies or material weaknesses were detected in these controls.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On January 13, 2004, the Company issued $200,000,000 in principal amount of its 5.0% Senior Notes due 2009 (the “Notes”). The Notes bear interest from January 13, 2004 at 5.0 % per annum, payable semi-annually on January 15 and July 15 of each year commencing on July 15, 2004. As part of that issuance, the Company executed the Eighteenth Supplemental Indenture, dated January 13, 2004, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, authorizing the Notes.

The Supplemental Indenture, and the Indenture to which it relates (dated June 9, 1997, as supplemented), impose limitations on the ability of the Company and its subsidiaries guaranteeing the Notes to, among other things, incur indebtedness, make “Restricted Payments” (as defined, which includes payments of dividends or other distributions on the Common Stock of the Company), effect certain “Asset Dispositions” (as defined therein), enter into certain transactions with affiliates, merge or consolidate with any person, or transfer all or substantially all of their properties and assets. These limitations are substantially similar to the limitations already existing with respect to the Company’s other senior notes, and related indentures and supplemental indentures.

Other information concerning the offering and issuance of the Notes has previously been reported in, and is described in the Company’s Prospectus Supplement, dated January 6, 2004 and filed with the Securities and Exchange Commission on January 8, 2004 pursuant to Rule 424(b)(5), and the Company’s current report, on Form 8-K, dated January 6, 2004 and filed with the Commission on January 12, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) At the Company’s Annual Meeting, the stockholders re-elected each of the seven members of the Board of Directors of the Company to serve until the Company’s next annual meeting of stockholders and until their respective successors are elected and qualified. The names of the seven directors, the votes cast for and the number of votes withheld were as follows:

Name	Votes For	Votes Withheld
Donald R. Horton	137,967,369	852,792
Bradley S. Anderson	136,184,445	2,635,716
Michael R. Buchanan	138,567,339	252,822
Richard I. Galland	136,173,786	2,646,375
Francine I. Neff	136,184,430	2,635,731
Donald J. Tomnitz	138,392,248	427,913
Bill W. Wheat	135,856,007	2,964,154

     (b) At the Company’s Annual Meeting, a vote was taken for the approval and adoption of a proposal to amend the Company’s 2000 Incentive Bonus Plan to increase the limit on awards under the plan. The votes cast for this proposal were as follows:

For:	129,716,260
Against:	8,874,780
Abstain:	229,117

ITEM 5. OTHER INFORMATION

On April 29, 2004, the Compensation Committee of the Company’s Board of Directors granted stock options to the Company’s employees to purchase 3.6 million shares of its common stock. The options have a 10 year term and were granted at an exercise price equal to the closing price of the Company’s common stock on the date of grant.

In April 2004, the Company’s mortgage subsidiary restructured and amended its mortgage warehouse credit facility payable to financial institutions, increasing it to $300 million and extending its maturity to April 8, 2005, at the 30-day LIBOR rate plus a fixed premium. The mortgage warehouse facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of the Company’s Senior and Senior Subordinated Notes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company is incorporated by reference from Exhibit 4.2 to the Company’s registration statement (No. 333-76175) on Form S-3, filed with the Commission on April 13, 1999.

3.1(a)	Amendment to Amended and Restated Certificate of Incorporation, as amended, of the Company, effective February 6, 2003, is incorporated by reference from Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q/A, filed with the Commission on February 18, 2003.

3.2	Amended and Restated Bylaws of the Company are incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the Commission on February 16, 1999.

4.1	Indenture, dated June 9, 1997, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, is incorporated by reference from Exhibit 4.1(a) to the Company’s Registration Statement on Form S-3 (No. 333-27521) and filed with the Commission on May 21, 1997.

4.2	Eighteenth Supplemental Indenture by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 5.0% Senior Notes due 2009 issued by the Company is incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K dated January 6, 2004 and filed with the Commission on January 12, 2004.

10.1	Amended and Restated Revolving Credit Agreement dated March 25, 2004, entered into by and among D.R. Horton, Inc., Lenders (as defined in such Credit Agreement) and Bank of America, N.A., as Administrative Agent and a Letter of Credit Issuer (as defined in such Credit Agreement), incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 29, 2004 and filed with the Commission on March 30, 2004.

10.2*	Amended and Restated Credit Agreement dated April 9, 2004 by and between DHI Mortgage Company, Ltd. (f/k/a CH Mortgage Company, Ltd.) and U.S. Bank National Association and the Lenders thereto.

31.1*	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, is filed herewith.

31.2*	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.1*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer, is filed herewith.

32.2*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer, is filed herewith.

*Filed herewith

(b)	Reports on Form 8-K.

1.	On January 8, 2004, the Company filed a Current Report on Form 8-K (Item 7 and Item 12), dated, January 8, 2004 whereby it filed with the Commission its press release related to the Company’s Net Sales Orders for the three-month period ended December 31, 2003.

2.	On January 12, 2004, the Company filed a Current Report on Form 8-K (Item 5 and Item 7), dated January 6, 2004, whereby the Company filed with the Commission (i) an Underwriting Agreement, (ii) the form of Eighteenth Supplemental Indenture, (iii) legal opinion, and (iv) statement of computation of ratios of earnings to fixed charges, all relating to the offering and issuance of $200 million of the Company’s 5.0% Senior Notes due 2009.

3.	On January 22, 2004, the Company filed a Current Report on Form 8-K (Item 7 and Item 12), dated January 21, 2004, whereby the Company announced its earnings and financial results for the three-month period ended December 31, 2003.

4.	On March 30, 2004, the Company filed a Current Report on Form 8-K (Item 5 and Item 7), dated March 29, 2004, whereby it filed with the Commission its press release dated March 29, 2004 and the Amended and Restated Revolving Credit Agreement dated March 25, 2004 (see Exhibit 10.1 hereto).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date: May 7, 2004	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)