Form 10-Q
period 2004-06-30
HORTON D R INC /DE/
filed 2004-08-13
CIK 882184

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From	To

Commission file number	1-14122

D.R. Horton, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2386963

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

1901 Ascension Blvd., Suite 100, Arlington, Texas	76006

(Address of principal executive offices)	(Zip Code)

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

Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value —	233,217,887	shares as of August 10, 2004

This report contains 31 pages.

INDEX

D.R. HORTON, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2004	2003
	(In thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$202,198	$542,464
Inventories:
Finished homes and construction in progress	3,135,611	2,464,634
Residential lots — developed and under development	3,186,411	2,506,126
Land held for development	6,262	6,491
Consolidated land inventory not owned	54,919	105,044

	6,383,203	5,082,295
Property and equipment (net)	88,868	81,675
Earnest money deposits and other assets	470,201	436,700
Excess of cost over net assets acquired	578,900	578,900

	7,723,370	6,722,034

Financial Services:
Cash and cash equivalents	37,895	40,441
Mortgage loans held for sale	413,614	485,485
Other assets	27,534	31,417

	479,043	557,343

	$8,202,413	$7,279,377

LIABILITIES
Homebuilding:
Accounts payable and other liabilities	$1,176,747	$1,131,919
Notes payable	3,005,379	2,565,145

	4,182,126	3,697,064

Financial Services:
Accounts payable and other liabilities	13,348	17,174
Notes payable to financial institutions	313,415	397,978

	326,763	415,152

	4,508,889	4,112,216

Minority interests	68,479	135,901

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 400,000,000 shares authorized, 235,752,898 shares issued and 233,100,098 shares outstanding at June 30, 2004 and 157,419,220 shares issued and 154,766,420 shares outstanding at September 30, 2003	2,358	1,574
Additional capital	1,595,763	1,581,629
Unearned compensation	(539)	(2,163)
Retained earnings	2,086,322	1,509,079
Treasury stock, 2,652,800 shares at June 30, 2004 and September 30, 2003, at cost	(58,859)	(58,859)

	3,625,045	3,031,260

	$8,202,413	$7,279,377

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
	(Unaudited)
Homebuilding:
Revenues:
Home sales	$2,695,531	$2,108,899	$7,080,688	$5,553,177
Land/lot sales	46,156	57,869	117,830	189,065

	2,741,687	2,166,768	7,198,518	5,742,242

Cost of sales:
Home sales	2,086,816	1,676,326	5,489,939	4,429,621
Land/lot sales	29,058	50,505	72,430	162,155

	2,115,874	1,726,831	5,562,369	4,591,776

Gross profit:
Home sales	608,715	432,573	1,590,749	1,123,556
Land/lot sales	17,098	7,364	45,400	26,910

	625,813	439,937	1,636,149	1,150,466
Selling, general and administrative expense	244,293	207,971	679,492	574,437
Interest expense	11	1,703	3,340	2,057
Other (income) expense	(7,357)	3,330	(7,135)	3,054

	388,866	226,933	960,452	570,918

Financial Services:
Revenues	48,709	45,619	131,671	123,626
General and administrative expense	32,142	25,344	83,842	69,586
Interest expense	1,602	1,732	3,999	5,281
Other (income)	(4,780)	(5,434)	(12,737)	(16,344)

	19,745	23,977	56,567	65,103

INCOME BEFORE INCOME TAXES	408,611	250,910	1,017,019	636,021
Provision for income taxes	157,315	95,345	391,552	240,793

NET INCOME	$251,296	$155,565	$625,467	$395,228

Net income per share:
Basic	$1.08	$0.71	$2.69	$1.80

Diluted	$1.06	$0.66	$2.64	$1.74

Weighted average number of shares of stock outstanding:
Basic	233,057	218,995	232,717	219,424
Diluted	237,088	236,215	236,965	227,100

Cash dividends per share	$0.08	$0.07	$0.23	$0.20

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2004	2003
	(In thousands)
	(Unaudited)
OPERATING ACTIVITIES
Net income	$625,467	$395,228
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	34,384	30,041
Amortization of debt premiums, discounts and fees	4,966	5,848
Changes in operating assets and liabilities:
Increase in inventories	(1,334,050)	(545,754)
(Increase) decrease in earnest money deposits and other assets	(39,545)	20,961
Decrease (increase) in mortgage loans held for sale	71,871	(61,387)
Increase in accounts payable and other liabilities	73,899	88,915

NET CASH USED IN OPERATING ACTIVITIES	(563,008)	(66,148)

INVESTING ACTIVITIES
Net purchases of property and equipment	(39,257)	(31,245)

NET CASH USED IN INVESTING ACTIVITIES	(39,257)	(31,245)

FINANCING ACTIVITIES
Proceeds from notes payable	2,114,448	1,507,421
Issuance of senior notes payable	199,440	512,556
Repayment of notes payable	(2,017,737)	(1,679,582)
Proceeds from stock associated with certain employee benefit plans	11,526	7,645
Purchase of treasury stock	—	(29,522)
Payment of cash dividends	(48,224)	(29,227)

NET CASH PROVIDED BY FINANCING ACTIVITIES	259,453	289,291

INCREASE (DECREASE) IN CASH	(342,812)	191,898
Cash at beginning of period	582,905	104,344

Cash at end of period	$240,093	$296,242

Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$63,785	$68,748

(Decrease) increase in consolidated land inventory not owned	$(50,125)	$41,725

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2004

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned and majority-owned or controlled subsidiaries (the “Company”). All significant intercompany accounts, transactions and balances have been eliminated in consolidation. We have also consolidated certain variable interest entities from which we are purchasing lots under option purchase contracts, under the requirements of Interpretation No. 46 issued by the Financial Accounting Standards Board (“FASB”). The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

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

Stock Split — In December 2003, the Company’s Board of Directors declared a three-for-two stock split (effected as a 50% stock dividend), paid on January 12, 2004 to common stockholders of record on December 22, 2003. The earnings per share amounts for the three months and nine months ended June 30, 2003 have been restated to reflect the effects of the stock split.

NOTE B — SEGMENT INFORMATION

The Company’s reportable business segments consist of homebuilding and financial services. The Company’s homebuilding operations comprise the most substantial part of its business, with approximately 98% of consolidated revenues during the nine months ended June 30, 2004 and 2003, and approximately 94% and 90% of consolidated income before income taxes for the nine months ended June 30, 2004 and 2003, respectively. The homebuilding reporting segment is comprised of the aggregate of the Company’s regional homebuilding operating segments and generates most of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. Approximately 84% and 92% of home sales revenues were generated from the sale of detached homes for the nine months ended June 30, 2004, and 2003, respectively. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

NOTE C — CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” as amended by FIN 46-R issued in December 2003 (collectively referred to as “FIN 46”), which provides guidance for the financial accounting and reporting of interests in certain variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain business entities that either have equity investors with no voting rights or have equity investors that do not provide sufficient financial resources for the entities to support their activities. FIN 46 requires consolidation of such entities by any company that is subject to a majority of the risk of loss from the entities’ activities or is entitled to receive a majority of the entities’ residual returns or both. The Company fully adopted the provisions of FIN 46 for all variable interest entities as of September 30, 2003.

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
June 30, 2004

Certain non-refundable deposits are deemed to create a variable interest in a variable interest entity under the requirements of FIN 46. As such, certain of the Company’s option purchase contracts result in the acquisition of a variable interest in the entity holding the land parcel under option.

The Company has evaluated all of its interests in variable interest entities at June 30, 2004 and has consolidated certain variable interest entities from which the Company is purchasing land or lots under option contracts. The land sellers are not required to provide the Company the financial information of the variable interest entities. Therefore, when the Company’s requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities have been assumed to be the contractual purchase price of the land or lots the Company is purchasing. In these cases, the only asset recorded is the land or lots the Company has the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest entity. The consolidation of these entities added $54.9 million in land inventory not owned and minority interests to the Company’s balance sheet at June 30, 2004. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $8.0 million and promissory notes totaling $0.2 million. Creditors, if any, of these variable interest entities have no recourse against the Company.

Including the deposits with the variable interest entities above, the Company has deposits amounting to $194.6 million to purchase land and lots with a total purchase price of $3.9 billion at June 30, 2004. For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is limited to the funded amounts of the Company’s option deposits, which totaled $174.6 million at June 30, 2004.

NOTE D — EARNINGS PER SHARE

Basic earnings per share for the three months and nine months ended June 30, 2004 and 2003 is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding.

The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Effect of dilutive securities:
Net income	$251,296	$155,565	$625,467	$395,228
Interest expense and amortization of issuance costs associated with zero coupon convertible senior notes, net of applicable income taxes	—	993	—	993

Numerator for diluted earnings per share after assumed conversion	$251,296	$156,558	$625,467	$396,221

Denominator:
Denominator for basic earnings per share- weighted average shares	233,057	218,995	232,717	219,424
Effect of dilutive securities:
Zero coupon convertible senior notes	—	13,629	—	4,543
Employee stock options	4,031	3,591	4,248	3,133

Denominator for diluted earnings per share- adjusted weighted average shares	237,088	236,215	236,965	227,100

In December 2003, the Company’s Board of Directors declared a three-for-two stock split (effected as a 50% stock dividend), paid on January 12, 2004 to common stockholders of record on December 22, 2003. The share amounts for the three months and nine months ended June 30, 2003 have been restated to reflect the effects of the three-for-two stock split.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2004

All options outstanding during the three and nine months ended June 30, 2004 and 2003 were dilutive; and therefore, included in the computation of diluted earnings per share.

NOTE E — DEBT

The Company’s notes payable consist of the following (in thousands):

	June 30,	September 30,
	2004	2003
Homebuilding:
Unsecured:
Revolving credit facility due 2008	$425,000	$—
8 3/8% Senior notes due 2004, net	—	149,736
10 1/2% Senior notes due 2005, net	199,800	199,691
7 1/2% Senior notes due 2007	215,000	215,000
5% Senior notes due 2009, net	199,482	—
8% Senior notes due 2009, net	383,793	383,635
9 3/8% Senior notes due 2009, net	242,809	243,927
9 3/4% Senior subordinated notes due 2010, net.	149,153	149,082
7 7/8% Senior notes due 2011, net	198,667	198,564
9 3/8% Senior subordinated notes due 2011, net	199,753	199,733
10 1/2% Senior subordinated notes due 2011, net	151,104	151,798
8 1/2% Senior notes due 2012, net	248,254	248,138
6 7/8% Senior notes due 2013	200,000	200,000
5 7/8% Senior notes due 2013	100,000	100,000
Other secured	92,564	125,841

	$3,005,379	$2,565,145

Financial Services:
Mortgage warehouse facility due 2005	$154,415	$147,978
Commercial paper conduit facility due 2006	159,000	250,000

	$313,415	$397,978

Homebuilding:

In March 2004, the Company restructured and amended its existing unsecured revolving credit facility, increasing it to $1 billion and extending its maturity to March 25, 2008. The new facility includes a $350 million letter of credit sub-facility and an uncommitted $250 million accordion feature that permitted an increase in the facility. In June 2004, the Company exercised the accordion feature and obtained $210 million in additional commitments from its lenders that increased the facility to $1.21 billion. The facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of debt to tangible net worth and our senior unsecured debt rating. The interest rate applicable to the revolving credit facility at June 30, 2004 was 2.7%. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees.

In July 2004, the Company issued $200 million principal amount of 6.125% Senior Notes. The notes, which are due January 15, 2014, with interest payable semi-annually, represent unsecured obligations of the Company. The Company may redeem up to 35% of the amount originally issued with the proceeds of public offerings at a redemption price equal to 106.125% of the principal amount through July 15, 2007, plus accrued interest. The Company used the net proceeds from these notes to reduce borrowings under its revolving credit facility. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discounts, is 6.3%.

In January 2004, the Company issued $200 million principal amount of 5% Senior Notes. The notes, which are due January 15, 2009, with interest payable semi-annually, represent unsecured obligations of the Company. The

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2004

Company may redeem up to 35% of the amount originally issued with the proceeds of public offerings at a redemption price equal to 105% of the principal amount through January 15, 2007, plus accrued interest. On June 15, 2004, the Company used a portion of the proceeds of the 5% Senior Notes to repay at maturity the $150 million principal amount of its 8?% Senior Notes. The annual effective interest rate of the 5% Senior Notes, after giving effect to the amortization of deferred financing costs and discounts, is 5.3%.

The bank credit facilities and the indentures for the Senior and Senior Subordinated Notes contain covenants which, taken together, limit investments in inventory, stock repurchases, cash dividends and other restricted payments, incurrence of indebtedness, asset dispositions and creation of liens, and require certain levels of tangible net worth. At June 30, 2004, under the most restrictive covenants, the additional debt the Company could incur would be limited to $2,254.4 million, which included $680.2 million available under the revolving credit facility. At that date, under the most restrictive covenants, $643.0 million was available for restricted payments.

Financial Services:

In April 2004, the Company’s mortgage subsidiary restructured and amended its mortgage warehouse loan facility payable to financial institutions, increasing it to $300 million and extending its maturity to April 8, 2005, at the 30-day LIBOR rate plus a fixed premium. The mortgage warehouse facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of the Senior and Senior Subordinated Notes. The interest rate of the mortgage warehouse facility at June 30, 2004 was 2.2%.

The Company’s mortgage subsidiary also has a $300 million commercial paper conduit facility (the “CP conduit facility”), that expires on June 29, 2006. The CP conduit facility’s terms are renewable annually by the sponsoring banks. The CP conduit facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of the Senior and Senior Subordinated Notes. The mortgage loans pledged to secure the CP conduit facility are used as collateral for asset backed commercial paper issued by multi-seller conduits in the commercial paper market. The interest rate of the CP conduit facility at June 30, 2004 was 2.0%.

NOTE F — HOMEBUILDING INTEREST

The Company’s homebuilding segment capitalizes interest during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the home buyer. The following table summarizes the Company’s homebuilding interest costs (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Capitalized interest, beginning of period	$175,407	$180,954	$168,400	$153,536
Interest incurred — homebuilding	59,742	62,354	177,741	179,354
Interest expensed:
Directly — homebuilding	(11)	(1,703)	(3,340)	(2,057)
Amortized to cost of sales	(65,429)	(55,487)	(173,092)	(144,715)

Capitalized interest, end of period	$169,709	$186,118	$169,709	$186,118

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2004

Changes in the Company’s warranty liability are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Warranty liability, beginning of period	$79,737	$46,122	$73,147	$39,471
Warranties issued	13,944	10,480	36,925	27,647
Changes in liabilities for pre-existing warranties	(5,883)	—	(9,265)	—
Settlements made	(7,811)	(6,313)	(20,820)	(16,829)

Warranty liability, end of period	$79,987	$50,289	$79,987	$50,289

NOTE H — STOCK-BASED COMPENSATION

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

The following table sets forth the effect on net income and earnings per share for the three months and nine months ended June 30, 2004 and 2003 as if the fair value based method had been applied (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income as reported	$251,296	$155,565	$625,467	$395,228
Add: Stock-based employee compensation expense included in reported net income, net of tax	331	351	998	1,084
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(1,980)	(1,419)	(4,775)	(4,288)

Pro forma net income	$249,647	$154,497	$621,690	$392,024

Reported basic earnings per share	$1.08	$0.71	$2.69	$1.80

Pro forma basic earnings per share	$1.07	$0.71	$2.67	$1.79

Reported diluted earnings per share	$1.06	$0.66	$2.64	$1.74

Pro forma diluted earnings per share	$1.05	$0.66	$2.62	$1.73

The earnings per share amounts for the three months and nine months ended June 30, 2003 presented above reflect the effect of the three-for-two stock split (effected as a 50% stock dividend), paid on January 12, 2004 to common stockholders of record on December 22, 2003.

In April 2004, the Compensation Committee of the Company’s Board of Directors granted stock options to the Company’s employees to purchase 3.6 million shares of its common stock. The exercise price of these employee stock options equaled the market price of the Company’s common stock on the date of grant.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2004

NOTE I — SUMMARIZED FINANCIAL INFORMATION

All of the Company’s Senior and Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s direct and indirect subsidiaries (Guarantor Subsidiaries), other than financial services subsidiaries and certain other inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

Consolidating Balance Sheet
June 30, 2004

			Non-Guarantor
			Subsidiaries
	D.R.	Guarantor	Financial
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total
	(In thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$73,470	$102,828	$—	$25,900	$—	$202,198
Advances to and investments in subsidiaries	5,410,502	161,582	—	—	(5,572,084)	—
Inventories	1,327,899	4,967,691	—	87,613	—	6,383,203
Property and equipment (net)	15,887	56,489	—	16,492	—	88,868
Earnest money deposits and other assets	187,590	264,685	—	17,926	—	470,201
Excess of cost over net assets acquired	—	578,900	—	—	—	578,900

	7,015,348	6,132,175	—	147,931	(5,572,084)	7,723,370

Financial services:
Cash and cash equivalents	—	—	37,895	—	—	37,895
Mortgage loans held for sale	—	—	413,614	—	—	413,614
Other assets	—	—	27,534	—	—	27,534

	—	—	479,043	—	—	479,043

Total Assets	$7,015,348	$6,132,175	$479,043	$147,931	$(5,572,084)	$8,202,413

LIABILITIES & EQUITY
Homebuilding:
Accounts payable and other liabilities	$402,785	$744,032	$—	$29,930	$—	$1,176,747
Advances from parent/subsidiaries	—	3,697,376	—	59,508	(3,756,884)	—
Notes payable	2,987,518	15,506	—	2,355	—	3,005,379

	3,390,303	4,456,914	—	91,793	(3,756,884)	4,182,126

Financial services:
Accounts payable and other liabilities	—	—	13,348	—	—	13,348
Advances from parent/subsidiaries	—	—	22,820	—	(22,820)	—
Notes payable to financial institutions	—	—	313,415	—	—	313,415

	—	—	349,583	—	(22,820)	326,763

Total Liabilities	3,390,303	4,456,914	349,583	91,793	(3,779,704)	4,508,889

Minority interests	—	—	—	68,479	—	68,479

Total Equity	3,625,045	1,675,261	129,460	(12,341)	(1,792,380)	3,625,045

Total Liabilities & Equity	$7,015,348	$6,132,175	$479,043	$147,931	$(5,572,084)	$8,202,413

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2004

NOTE I — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Balance Sheet
September 30, 2003

			Non-Guarantor
			Subsidiaries
	D.R.	Guarantor	Financial
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total
	(In thousands)
ASSETS
Homebuilding:
Cash and cash equivalents	$196,104	$318,994	$—	$27,366	$—	$542,464
Advances to and investments in subsidiaries	4,634,619	219,927	—	—	(4,854,546)	—
Inventories	957,816	3,921,285	—	203,194	—	5,082,295
Property and equipment (net)	13,231	51,438	—	17,006	—	81,675
Earnest money deposits and other assets	191,799	232,563	—	12,338	—	436,700
Excess of cost over net assets acquired	—	578,900	—	—	—	578,900

	5,993,569	5,323,107	—	259,904	(4,854,546)	6,722,034

Financial services:
Cash and cash equivalents	—	—	40,441	—	—	40,441
Mortgage loans held for sale	—	—	485,485	—	—	485,485
Other assets	—	—	31,417	—	—	31,417

	—	—	557,343	—	—	557,343

Total Assets	$5,993,569	$5,323,107	$557,343	$259,904	$(4,854,546)	$7,279,377

LIABILITIES & EQUITY
Homebuilding:
Accounts payable and other liabilities	$450,757	$613,435	$—	$67,727	$—	$1,131,919
Advances from parent/subsidiaries	—	2,999,897	—	48,944	(3,048,841)	—
Notes payable	2,511,552	44,458	—	9,135	—	2,565,145

	2,962,309	3,657,790	—	125,806	(3,048,841)	3,697,064

Financial services:
Accounts payable and other liabilities	—	—	17,174	—	—	17,174
Advances from parent/subsidiaries	—	—	42,177	—	(42,177)	—
Notes payable to financial institutions	—	—	397,978	—	—	397,978

	—	—	457,329	—	(42,177)	415,152

Total Liabilities	2,962,309	3,657,790	457,329	125,806	(3,091,018)	4,112,216

Minority interests	—	—	56	135,845	—	135,901

Total Equity	3,031,260	1,665,317	99,958	(1,747)	(1,763,528)	3,031,260

Total Liabilities & Equity	$5,993,569	$5,323,107	$557,343	$259,904	$(4,854,546)	$7,279,377

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2004

NOTE I — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Statement of Income
Three Months Ended June 30, 2004

			Non-Guarantor
			Subsidiaries
	D.R.	Guarantor	Financial
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total
	(In thousands)
Homebuilding:
Revenues:
Home sales	$527,758	$2,121,125	$—	$46,648	$—	$2,695,531
Land/lot sales	2,305	43,851	—	—	—	46,156

	530,063	2,164,976	—	46,648	—	2,741,687

Cost of sales:
Homes	378,077	1,677,580	—	31,159	—	2,086,816
Land/lot sales	2,318	26,740	—	—	—	29,058

	380,395	1,704,320	—	31,159	—	2,115,874

Gross profit:
Homes	149,681	443,545	—	15,489	—	608,715
Land/lot sales	(13)	17,111	—	—	—	17,098

	149,668	460,656	—	15,489	—	625,813
Selling, general and administrative expense	89,880	147,557	—	3,681	3,175	244,293
Interest expense	—	(21)	—	32	—	11
Other (income) expense	(348,823)	(3,541)	—	3,382	341,625	(7,357)

	408,611	316,661	—	8,394	(344,800)	388,866

Financial services:
Revenues	—	—	48,709	—	—	48,709
General and administrative expense	—	—	35,317	—	(3,175)	32,142
Interest expense	—	—	1,602	—	—	1,602
Other (income)	—	—	(4,780)	—	—	(4,780)

	—	—	16,570	—	3,175	19,745

Income before income taxes	408,611	316,661	16,570	8,394	(341,625)	408,611
Provision for income taxes	157,315	121,915	6,379	3,232	(131,526)	157,315

Net income	$251,296	$194,746	$10,191	$5,162	$(210,099)	$251,296

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2004

NOTE I — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Statement of Income
Nine Months Ended June 30, 2004

			Non-Guarantor
			Subsidiaries
	D.R.	Guarantor	Financial
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total
	(In thousands)
Homebuilding:
Revenues:
Home sales	$1,273,411	$5,709,293	$—	$97,984	$—	$7,080,688
Land/lot sales	10,929	106,901	—	—	—	117,830

	1,284,340	5,816,194	—	97,984	—	7,198,518

Cost of sales:
Homes	918,841	4,501,684	—	69,414	—	5,489,939
Land/lot sales	6,994	65,436	—	—	—	72,430

	925,835	4,567,120	—	69,414	—	5,562,369

Gross profit:
Homes	354,570	1,207,609	—	28,570	—	1,590,749
Land/lot sales	3,935	41,465	—	—	—	45,400

	358,505	1,249,074	—	28,570	—	1,636,149
Selling, general and administrative expense	235,490	427,162	—	8,240	8,600	679,492
Interest expense	2,998	81	—	261	—	3,340
Other (income) expense	(897,002)	(7,224)	—	7,608	889,483	(7,135)

	1,017,019	829,055	—	12,461	(898,083)	960,452

Financial services:
Revenues	—	—	131,671	—	—	131,671
General and administrative expense	—	—	92,442	—	(8,600)	83,842
Interest expense	—	—	3,999	—	—	3,999
Other (income)	—	—	(12,737)	—	—	(12,737)

	—	—	47,967	—	8,600	56,567

Income before income taxes	1,017,019	829,055	47,967	12,461	(889,483)	1,017,019
Provision for income taxes	391,552	319,186	18,467	4,798	(342,451)	391,552

Net income	$625,467	$509,869	$29,500	$7,663	$(547,032)	$625,467

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2004

NOTE I — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Statement of Income
Three Months Ended June 30, 2003

			Non-Guarantor
			Subsidiaries
	D.R.	Guarantor	Financial
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total
	(In thousands)
Homebuilding:
Revenues:
Home sales	$311,161	$1,733,481	$—	$64,257	$—	$2,108,899
Land/lot sales	8,896	48,973	—	—	—	57,869

	320,057	1,782,454	—	64,257	—	2,166,768

Cost of sales:
Home sales	248,997	1,380,022	—	47,351	(44)	1,676,326
Land/lot sales	5,472	45,033	—	—	—	50,505

	254,469	1,425,055	—	47,351	(44)	1,726,831

Gross profit:
Home sales	62,164	353,459	—	16,906	44	432,573
Land/lot sales	3,424	3,940	—	—	—	7,364

	65,588	357,399	—	16,906	44	439,937
Selling, general and administrative expense	61,353	135,236	—	8,381	3,001	207,971
Interest expense	1,088	847	—	630	(862)	1,703
Other (income) expense	(247,763)	(2,836)	—	1,916	252,013	3,330

	250,910	224,152	—	5,979	(254,108)	226,933

Financial services:
Revenues	—	—	45,619	—	—	45,619
General and administrative expense	—	—	28,345	—	(3,001)	25,344
Interest expense	—	—	1,732	—	—	1,732
Other (income)	—	—	(5,434)	—	—	(5,434)

	—	—	20,976	—	3,001	23,977

Income before income taxes	250,910	224,152	20,976	5,979	(251,107)	250,910
Provision for income taxes	95,345	85,174	7,975	2,272	(95,421)	95,345

Net income	$155,565	$138,978	$13,001	$3,707	$(155,686)	$155,565

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2004

NOTE I — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Statement of Income
Nine Months Ended June 30, 2003

			Non-Guarantor
			Subsidiaries
	D.R.	Guarantor	Financial
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total
	(In thousands)
Homebuilding:
Revenues:
Home sales	$764,136	$4,650,213	$—	$138,828	$—	$5,553,177
Land/lot sales	14,680	174,385	—	—	—	189,065

	778,816	4,824,598	—	138,828	—	5,742,242

Cost of sales:
Home sales	598,123	3,727,772	—	103,960	(234)	4,429,621
Land/lot sales	15,733	146,422	—	—	—	162,155

	613,856	3,874,194	—	103,960	(234)	4,591,776

Gross profit:
Home sales	166,013	922,441	—	34,868	234	1,123,556
Land/lot sales	(1,053)	27,963	—	—	—	26,910

	164,960	950,404	—	34,868	234	1,150,466
Selling, general and administrative expense	159,954	392,015	—	14,285	8,183	574,437
Interest expense	1,088	384	—	1,447	(862)	2,057
Other (income) expense	(632,103)	(6,075)	—	3,314	637,918	3,054

	636,021	564,080	—	15,822	(645,005)	570,918

Financial services:
Revenues	—	—	123,626	—	—	123,626
General and administrative expense	—	—	77,769	—	(8,183)	69,586
Interest expense	—	—	5,281	—	—	5,281
Other (income)	—	—	(16,344)	—	—	(16,344)

	—	—	56,920	—	8,183	65,103

Income before income taxes	636,021	564,080	56,920	15,822	(636,822)	636,021
Provision for income taxes	240,793	213,557	21,550	5,990	(241,097)	240,793

Net income	$395,228	$350,523	$35,370	$9,832	$(395,725)	$395,228

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2004

NOTE I — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2004

			Non-Guarantor
			Subsidiaries
	D.R.	Guarantor	Financial
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES
Net income	$625,467	$509,869	$29,500	$7,663	$(547,032)	$625,467
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,912	26,008	1,542	922	—	34,384
Amortization of debt premiums, discounts and fees	4,966	—	—	—	—	4,966
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(310,132)	(1,042,572)	—	18,654	—	(1,334,050)
(Increase) decrease in earnest money deposits and other assets	(5,921)	(32,815)	4,729	(5,538)	—	(39,545)
Decrease in mortgage loans held for sale	—	—	71,871	—	—	71,871
(Decrease) increase in accounts payable and other liabilities	(44,580)	130,597	(3,882)	(8,236)	—	73,899

Net cash provided by (used in) operating activities	275,712	(408,913)	103,760	13,465	(547,032)	(563,008)

INVESTING ACTIVITIES
Net purchases of property and equipment	(6,944)	(29,517)	(2,388)	(408)	—	(39,257)

Net cash used in investing activities	(6,944)	(29,517)	(2,388)	(408)	—	(39,257)

FINANCING ACTIVITIES
Net change in notes payable	414,248	(29,382)	(84,563)	(4,152)	—	296,151
(Decrease) increase in intercompany payables	(768,952)	751,646	(19,355)	(10,371)	47,032	—
Proceeds from stock associated with certain employee benefit plans	11,526	—	—	—	—	11,526
Cash dividends/distributions paid	(48,224)	(500,000)	—	—	500,000	(48,224)

Net cash (used in) provided by financing activities	(391,402)	222,264	(103,918)	(14,523)	547,032	259,453

Decrease in cash	(122,634)	(216,166)	(2,546)	(1,466)	—	(342,812)
Cash at beginning of period	196,104	318,994	40,441	27,366	—	582,905

Cash at end of period	$73,470	$102,828	$37,895	$25,900	$—	$240,093

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2004

NOTE I — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2003

			Non-Guarantor
			Subsidiaries
	D.R.	Guarantor	Financial
	Horton, Inc.	Subsidiaries	Services	Other	Eliminations	Total
	(In thousands)
OPERATING ACTIVITIES
Net income	$395,228	$350,523	$35,370	$9,832	$(395,725)	$395,228
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,592	21,764	1,317	1,368	—	30,041
Amortization of debt premiums, discounts and fees	5,848	—	—	—	—	5,848
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(160,569)	(396,464)	—	11,447	(168)	(545,754)
Decrease (increase) in earnest money deposits and other assets	55,911	(33,440)	3,027	131	(4,668)	20,961
Increase in mortgage loans held for sale	—	—	(61,387)	—	—	(61,387)
(Decrease) increase in accounts payable and other liabilities	(16,780)	92,943	(2,196)	14,924	24	88,915

Net cash provided by (used in) operating activities	285,230	35,326	(23,869)	37,702	(400,537)	(66,148)

INVESTING ACTIVITIES
Net purchases of property and equipment	(4,528)	(23,439)	(1,385)	(1,893)	—	(31,245)

Net cash used in investing activities	(4,528)	(23,439)	(1,385)	(1,893)	—	(31,245)

FINANCING ACTIVITIES
Net change in notes payable	339,422	(9,805)	22,687	(11,909)	—	340,395
(Decrease) increase in intercompany payables	(569,020)	162,455	22,413	(16,385)	400,537	—
Proceeds from stock associated with certain employee benefit plans	7,645	—	—	—	—	7,645
Purchase of treasury stock	(29,522)	—	—	—	—	(29,522)
Cash dividends/distributions paid	(29,227)	—	—	—	—	(29,227)

Net cash (used in) provided by financing activities	(280,702)	152,650	45,100	(28,294)	400,537	289,291

Increase in cash	—	164,537	19,846	7,515	—	191,898
Cash at beginning of period	—	80,273	12,238	11,833	—	104,344

Cash at end of period	$—	$244,810	$32,084	$19,348	$—	$296,242

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are the largest homebuilding company in the United States based on the domestic homes closed in 2003. We construct and sell single family homes in metropolitan areas in 21 states and 51 markets through our 41 homebuilding divisions primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family detached and attached homes, designed principally for first-time and move-up home buyers.

Through our financial services operations, we provide mortgage banking and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our wholly owned subsidiary, provides mortgage financing services principally to purchasers of homes we build and sell. We originate mortgage loans, then package and sell them and their servicing rights to third-party investors shortly after origination. Our eight subsidiary title companies serve as title insurance agents by providing title insurance policies, examination and closing services primarily to purchasers of homes we build and sell. None of our title companies retain any underwriting risk associated with the title policies they provide.

The following table summarizes the geographic regions, states and markets where we conduct our homebuilding, mortgage and title operations:

Home-
Geographic Region	State	Market	building	Mortgage	Title
Mid-Atlantic	Maryland	Baltimore	X	X
		Suburban Washington D.C.	X	X	X
	New Jersey	New Jersey	X		X
	North Carolina	Charlotte	X	X
		Greensboro	X	X
		Raleigh/Durham	X	X
	Pennsylvania	Philadelphia	X
	South Carolina	Charleston	X	X
		Columbia	X	X
		Greenville	X	X
		Hilton Head	X	X
		Myrtle Beach	X	X
	Virginia	Northern Virginia	X	X	X
Midwest	Illinois	Chicago	X	X
	Minnesota	Minneapolis/St. Paul	X	X	X
Southeast	Alabama	Birmingham	X	X
	Georgia	Atlanta	X	X	X
		Savannah	X	X
	Florida	Fort Myers/Naples	X	X
		Jacksonville	X	X	X
		Miami/West Palm Beach	X	X	X
		Orlando	X	X	X
		Tampa	X	X
Southwest	Arizona	Phoenix	X	X	X
		Tucson	X	X
	New Mexico	Albuquerque	X	X
	Texas	Austin	X	X	X
		Dallas	X	X	X
		Fort Worth	X	X	X
		Houston	X	X	X
		Killeen	X	X
		Laredo	X
		Rio Grande Valley	X	X
		San Antonio	X	X	X

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Home-
Geographic Region	State	Market	building	Mortgage	Title
West	California	Inland Empire	X	X
		Los Angeles	X	X
		Oakland	X	X
		Orange County	X	X
		Sacramento	X	X
		San Diego	X	X
		San Francisco	X	X
		Ventura County	X	X
	Colorado	Colorado Springs	X	X
		Denver	X	X
		Ft. Collins	X
	Hawaii	Hawaii	X	X
	Nevada	Las Vegas	X	X
	Oregon	Bend	X	X
		Portland	X	X
	Utah	Salt Lake City	X	X
	Washington	Seattle/Tacoma	X	X

During the three and nine month periods ended June 30, 2004, our financial performance was strong, driven primarily by our homebuilding operations, which generated year-over-year increases exceeding 20% in the value of net new sales orders, homes closed and revenues, while also improving homebuilding operating margins by 370 and 340 basis points for the three and nine month periods, respectively. Our revenue growth and margin improvements resulted in a 58.3% increase in net income and a 51.7% increase in diluted earnings per share for the nine months ended June 30, 2004.

RESULTS OF OPERATIONS — HOMEBUILDING

The following tables set forth key operating and financial data for our homebuilding operations:

NET NEW SALES ORDERS

	Three Months Ended June 30,
	Homes Sold			Value ($'s in millions)			Average Selling Price
			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change
Mid-Atlantic	1,147	952	20.5%	$296.7	$216.1	37.3%	$258,600	$226,900	14.0%
Midwest	586	503	16.5%	162.2	138.0	17.5%	276,800	274,400	0.9%
Southeast	1,739	1,213	43.4%	394.1	237.7	65.8%	226,600	195,900	15.7%
Southwest	4,962	4,317	14.9%	839.2	715.5	17.3%	169,100	165,700	2.1%
West	4,010	3,826	4.8%	1,524.1	1,311.1	16.3%	380,100	342,700	10.9%

	12,444	10,811	15.1%	$3,216.3	$2,618.4	22.8%	$258,500	$242,200	6.7%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET NEW SALES ORDERS (CONTINUED)

	Nine Months Ended June 30,
	Homes Sold			Value ($'s in millions)			Average Selling Price
			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change
Mid-Atlantic	2,896	2,666	8.6%	$740.6	$577.1	28.3%	$255,700	$216,500	18.1%
Midwest	1,617	1,454	11.2%	462.5	385.6	19.9%	286,000	265,200	7.8%
Southeast	4,670	3,314	40.9%	1,010.7	623.0	62.2%	216,400	188,000	15.1%
Southwest	13,677	11,561	18.3%	2,300.2	1,924.6	19.5%	168,200	166,500	1.0%
West	11,298	9,616	17.5%	4,069.8	3,246.0	25.4%	360,200	337,600	6.7%

	34,158	28,611	19.4%	$8,583.8	$6,756.3	27.0%	$251,300	$236,100	6.4%

SALES BACKLOG

	As of June 30,
	Homes in Backlog			Value ($'s in millions)			Average Selling Price
			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change
Mid-Atlantic	1,861	1,678	10.9%	$523.5	$378.3	38.4%	$281,300	$225,400	24.8%
Midwest	1,177	1,035	13.7%	355.5	288.9	23.1%	302,100	279,100	8.2%
Southeast	2,730	1,958	39.4%	624.0	377.9	65.1%	228,600	193,000	18.4%
Southwest	7,415	6,809	8.9%	1,280.8	1,134.4	12.9%	172,700	166,600	3.7%
West	6,348	5,421	17.1%	2,372.7	1,848.9	28.3%	373,800	341,100	9.6%

	19,531	16,901	15.6%	$5,156.5	$4,028.4	28.0%	$264,000	$238,400	10.7%

HOMES CLOSED

	Three Months Ended June 30,
				Homes Sales Revenues
	Homes Closed			($'s in millions)			Average Selling Price
			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change
Mid-Atlantic	994	833	19.3%	$226.0	$175.0	29.1%	$227,400	$210,000	8.3%
Midwest	534	468	14.1%	147.3	118.2	24.6%	275,900	252,600	9.2%
Southeast	1,360	1,099	23.7%	281.9	194.8	44.7%	207,200	177,300	16.9%
Southwest	4,565	3,581	27.5%	769.3	607.7	26.6%	168,500	169,700	(0.7)%
West	3,597	3,024	18.9%	1,271.0	1,013.2	25.4%	353,400	335,000	5.5%

	11,050	9,005	22.7%	$2,695.5	$2,108.9	27.8%	$243,900	$234,200	4.1%

	Nine Months Ended June 30,
				Homes Sales Revenues
	Homes Closed			($'s in millions)			Average Selling Price
			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change
Mid-Atlantic	2,637	2,241	17.7%	$588.0	$463.7	26.8%	$223,000	$206,900	7.8%
Midwest	1,421	1,335	6.4%	385.8	335.3	15.1%	271,500	251,100	8.1%
Southeast	3,763	3,025	24.4%	750.8	519.8	44.4%	199,500	171,800	16.1%
Southwest	12,938	9,938	30.2%	2,140.3	1,677.9	27.6%	165,400	168,800	(2.0)%
West	9,356	7,868	18.9%	3,215.8	2,556.5	25.8%	343,700	324,900	5.8%

	30,115	24,407	23.4%	$7,080.7	$5,553.2	27.5%	$235,100	$227,500	3.3%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HOMEBUILDING OPERATING MARGIN ANALYSIS

	Percentages of Total Homebuilding Revenues
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Gross profit	22.8%	20.3%	22.7%	20.0%
Selling, general and administrative expense	8.9	9.6	9.4	10.0
Interest expense	—	0.1	0.1	—
Other (income) expense	(0.3)	0.1	(0.1)	0.1

Income before income taxes	14.2%	10.5%	13.3%	9.9%

Net New Sales Orders and Backlog

The value of net new sales orders increased 22.8% to $3,216.3 million (12,444 homes) for the three months ended June 30, 2004, from $2,618.4 million (10,811 homes) for the same period of 2003. The value of net new sales orders increased 27.0% to $8,583.8 million (34,158 homes) for the nine months ended June 30, 2004, from $6,756.3 million (28,611 homes) for the same period of 2003. The average price of a net new sales order in the three months ended June 30, 2004 was $258,500, up 6.7% from the $242,200 average in the comparable period of 2003. The average price of a net new sales order in the nine months ended June 30, 2004 was $251,300, up 6.4% from the $236,100 average in the comparable period of 2003. The number of homes sold, value and the average price of net new sales orders increased in each of our market regions during the three and nine month periods due to the successful execution of our growth strategies and generally strong demand for our homes in all of our market regions. The largest increases in net new sales orders occurred in the Southeast region, which is a result of our efforts to significantly increase our presence in our Florida markets, where housing demand is strong. The increases in our average selling price reflect our ability to increase prices in the markets where demand for our homes is strongest.

At June 30, 2004, the value of our backlog of sales orders was $5,156.5 million (19,531 homes), up 28.0% from $4,028.4 million (16,901 homes) at June 30, 2003. The average sales price of homes in sales backlog was $264,000 at June 30, 2004, up 10.7% from the average price of $238,400 at June 30, 2003. The value of our backlog of sales orders was up in all of our five market regions, with the Southeast region showing the largest increase from the prior period, which is a result of our efforts to increase our presence in our Florida markets. The increase in our average selling price is due to our ability to increase prices in the markets where demand for our homes is strongest.

Home Sales Revenue and Gross Profit

Revenues from home sales increased 27.8%, to $2,695.5 million (11,050 homes closed) for the three months ended June 30, 2004, from $2,108.9 million (9,005 homes closed) for the comparable period of 2003. Revenues from home sales increased 27.5%, to $7,080.7 million (30,115 homes closed) for the nine months ended June 30, 2004, from $5,553.2 million (24,407 homes closed) for the comparable period of 2003. The average selling price of homes closed during the three months ended June 30, 2004 was $243,900, up 4.1% from $234,200 for the same period in 2003. The average selling price of homes closed during the nine months ended June 30, 2004 was $235,100, up 3.3% from $227,500 for the same period in 2003. Revenues from home sales increased by more than 15% in all of our five market regions, reflecting the successful execution of our growth strategies and our homebuilding divisions’ ability to efficiently deliver homes in backlog to home buyers.

Gross profit from home sales increased by 40.7%, to $608.7 million for the three months ended June 30, 2004, from $432.6 million for the comparable period of 2003. Gross profit from home sales increased by 41.6%, to $1,590.7 million for the nine months ended June 30, 2004, from $1,123.6 million for the comparable period of 2003. Gross profit from home sales as a percentage of home sales revenues increased 2.1 percentage points, to 22.6% for the three months ended June 30, 2004, from 20.5% for the comparable period of 2003. Gross profit from home sales as

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a percentage of home sales revenues increased 2.3 percentage points, to 22.5% for the nine months ended June 30, 2004, from 20.2% for the comparable period of 2003. The improvement in gross profit from home sales as a percentage of revenue for both the three and nine month periods is attributable to our ability to increase home prices due to strong demand for our homes in many of our markets and our ongoing efforts to control and reduce construction costs as we achieve greater economies of scale.

Land Sales Revenue and Gross Profit

Land sales revenues decreased 20.2%, to $46.2 million for the three months ended June 30, 2004, and 37.7%, to $117.8 million for the nine months ended June 30, 2004, from $57.9 million and $189.1 million in the comparable periods of 2003. The gross profit percentage from land sales increased to 37.0% for the three months ended June 30, 2003, from 12.7% in the comparable period of the prior year, and to 38.5% for the nine months ended June 30, 2004 from 14.2% in the prior year. The large fluctuations in revenues and gross profit percentages from land sales are a function of how we manage our inventory levels in various markets. We purchase land and lots with the intent to build and sell homes on them. When we have the opportunity and the need to sell land or lots in our various markets to manage inventories at desired levels, the resulting land sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales can fluctuate significantly from period to period.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 17.5%, to $244.3 million in the three months ended June 30, 2004, and 18.3%, to $679.5 million in the nine months ended June 30, 2004, from the comparable periods of 2003. As a percentage of homebuilding revenues, SG&A expenses decreased 0.7 percentage points, to 8.9% for the three months ended June 30, 2004, from 9.6% in the comparable period of 2003, and decreased 0.6 percentage points, to 9.4% for the nine months ended June 30, 2004, from 10.0% in the comparable period of 2003. The improvement in SG&A expenses as a percentage of revenues for both the three and nine month periods ending June 30, 2004 is attributable to our ongoing cost control efforts and our ability to generate higher revenue levels that served to better leverage our existing fixed SG&A costs.

Interest Expense

Interest expense associated with homebuilding activities was $11,000 in the three months ended June 30, 2004, compared to $1.7 million in the comparable period of 2003. During the nine months ended June 30, 2004, interest expense associated with homebuilding activities was $3.3 million compared to $2.1 million in the comparable period of 2003. During all periods presented, inventory under construction or development exceeded our interest-bearing debt. Therefore, virtually all homebuilding interest incurred was capitalized to inventory, except for $3.1 million in unamortized issuance costs associated with our restructured and amended revolving credit facility expensed during the nine months ended June 30, 2004, and $1.3 million in unamortized discount and issuance costs expensed during the three months ended June 30, 2003, related to the 10% senior notes that we redeemed during that period. Capitalized interest and other financing costs are included in cost of sales at the time homes are closed.

Other Income/Expense

Other income associated with homebuilding activities was $7.4 million and $7.1 million in the three and nine months ended June 30, 2004, respectively, compared to other expense of $3.3 million and $3.1 million in the comparable periods of 2003. The major component of other income for both the three and nine months ended June 30, 2004, was an increase in the fair value of our interest rate swaps of $9.3 million and $10.2 million, respectively. Those gains were offset primarily by minority interests in income from our consolidated joint ventures. Other expense for the three and nine month periods ended June 30, 2003, was primarily attributable to a decline in the fair value of our interest rate swaps.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS — FINANCIAL SERVICES

The following table summarizes financial and other information for our financial services operations:

	Three Months Ended June 30,			Nine Months Ended June 30,
			%			%
	2004	2003	Change	2004	2003	Change
	($'s in thousands)
Number of loans originated	8,785	7,720	13.8%	22,942	20,322	12.9%

Loan origination fees	$9,439	$8,909	5.9%	$24,660	$22,841	8.0%
Sale of servicing rights and gains from sale of mortgages	23,875	22,528	6.0%	64,938	63,708	1.9%
Other revenues	6,077	5,062	20.1%	15,341	12,570	22.0%

Total mortgage banking revenues	39,391	36,499	7.9%	104,939	99,119	5.9%
Title policy premiums, net	9,318	9,120	2.2%	26,732	24,507	9.1%

Total revenues	48,709	45,619	6.8%	131,671	123,626	6.5%
General and administrative expense	32,142	25,344	26.8%	83,842	69,586	20.5%
Interest expense	1,602	1,732	(7.5)%	3,999	5,281	(24.3)%
Interest/other (income)	(4,780)	(5,434)	(12.0)%	(12,737)	(16,344)	(22.1)%

Income before income taxes	$19,745	$23,977	(17.7)%	$56,567	$65,103	(13.1)%

FINANCIAL SERVICES OPERATING MARGIN ANALYSIS

	Percentages of Total Financial Services Revenues
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
General and administrative expense	66.0%	55.5%	63.7%	56.3%
Interest expense	3.3	3.8	3.0	4.2
Interest/other (income)	(9.8)	(11.9)	(9.7)	(13.2)
Income before income taxes	40.5%	52.6%	43.0%	52.7%

Revenues from the financial services segment increased 6.8% and 6.5%, to $48.7 million and $131.7 million in the three and nine months ended June 30, 2004, respectively, from the comparable periods of 2003. The increase in financial services revenues was primarily due to increases in the number of mortgage loan originations to customers of our homebuilding operations, offset by declines in the average mortgage revenues earned per loan. The decreases in the average mortgage revenues earned per loan were primarily due to changes in the product mix of mortgage loans originated and sold and increased competition in the mortgage industry. General and administrative expenses associated with financial services increased 26.8% and 20.5%, to $32.1 million and $83.8 million in the three and nine months ended June 30, 2004, respectively, from the comparable periods of 2003. As a percentage of financial services revenues, general and administrative expenses increased 10.5 percentage points, to 66.0% in the three months ended June 30, 2004, and 7.4 percentage points, to 63.7% in the nine months ended June 30, 2004, over the comparable periods of 2003. The increases in general and administrative expenses as a percentage of financial services revenue and the related decreases in income before income taxes were due primarily to the decline in average mortgage revenues earned per loan and increased costs associated with expanding our mortgage operations in California.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS — CONSOLIDATED

Income Before Income Taxes

Income before income taxes for the three and nine months ended June 30, 2004, increased 62.9% and 59.9% from the comparable periods of 2003, to $408.6 million and $1,017.0 million, respectively. As a percentage of revenues, income before income taxes for the three and nine months ended June 30, 2004, increased 3.3 and 3.1 percentage points from the comparable periods of 2003, to 14.6% and 13.9%, respectively. The primary factor contributing to these improvements were 3.7 and 3.4 percentage point increases in the homebuilding segment’s pre-tax operating margin, which was partially offset by decreases in the pre-tax operating margin in our financial services segment.

Provision for Income Taxes

The consolidated provision for income taxes for the three and nine months ended June 30, 2004, increased 65.0% and 62.6% from the comparable periods of 2003, to $157.3 million and $391.6 million, respectively, due primarily to the corresponding increase in income before income taxes. The effective income tax rate for the three months ended June 30, 2004 increased to 38.5% from 38.0% in the same period of 2003, and the effective income tax rate for the nine months ended June 30, 2004 increased to 38.5% from 37.9% for the same period of 2003, due primarily to increases in pre-tax income in states with higher tax rates.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had available cash and cash equivalents of $240.1 million. Inventories (including finished homes, construction in progress, developed residential lots, lots under development, land held for development and consolidated land inventory not owned) at June 30, 2004, had increased by $1,300.9 million since September 30, 2003, to support our seasonally higher closings. The inventory increase was financed by using available cash, retaining earnings and borrowing under our revolving credit facility.

Our ratio of homebuilding notes payable (net of cash) to total capital was 43.6% at June 30, 2004, an increase of 3.6 percentage points from 40.0% at September 30, 2003, due to our use of available cash and increased borrowings under our revolving credit facility to fund the inventory increase. This represents a decrease of 2.3 percentage points from 45.9% at June 30, 2003, because the majority of the inventory increase in the past twelve months has been funded by the increase in retained earnings. Our stockholders’ equity to total assets ratio increased 2.6 percentage points, to 44.2% at June 30, 2004, from 41.6% at September 30, 2003.

In March 2004, we restructured and amended our existing unsecured revolving credit facility, increasing it to $1 billion and extending its maturity to March 25, 2008. The new facility included a $350 million letter of credit sub-facility and an uncommitted $250 million accordion feature that permitted an increase in the facility. In June 2004, we exercised the accordion feature and obtained commitments from our lenders that increased the total size of the facility to $1.21 billion. The facility is guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries. At June 30, 2004, we had outstanding homebuilding debt of $3,005.4 million. Under our revolving credit facility, we had $425.0 million cash borrowings outstanding at June 30, 2004 and no outstanding cash borrowings at September 30, 2003. Under the debt covenants associated with the revolving credit facility, our additional homebuilding borrowing capacity under the facility is limited to the lesser of the unused portion of the facility, $680.2 million at June 30, 2004, or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on our revolving credit facility may not exceed certain percentages of the various categories of our unencumbered inventory. At June 30, 2004, the borrowing base arrangement would have limited our additional borrowing capacity from any source to $2,254.4 million. At June 30, 2004, we were in compliance with all of the covenants, limitations and restrictions that form a part of our public debt obligations and our bank revolving credit facility. We have entered into multi-year interest rate swap agreements, maturing in 2008 and aggregating a notional amount of $200 million, that have the effect of fixing the interest rate on a portion of the variable rate revolving credit facility at 5.1%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At June 30, 2004, our financial services segment had mortgage loans held for sale of $413.6 million and loan commitments for $668.5 million. We hedge the interest rate risk on these mortgage loans and mortgage loan commitments through the use of best-efforts whole loan delivery commitments, forward sales of mortgage-backed securities and the infrequent purchase of options on financial instruments. Changes in the value of these derivative instruments are recognized in current earnings as are the changes in the value of the funded loans. Such gains and losses have not significantly affected our financial services results of operations.

In April 2004, our wholly-owned mortgage company restructured and amended its mortgage warehouse loan facility, increasing the facility to $300 million and extending its maturity to April 8, 2005. The mortgage warehouse facility is secured by certain mortgage loans held for sale. The mortgage warehouse facility is not guaranteed by either the parent company or any of the subsidiaries that guarantee our homebuilding debt. At June 30, 2004, $154.4 million had been drawn under the mortgage warehouse facility.

Our wholly-owned mortgage company also has a $300 million commercial paper conduit facility (the “CP conduit facility”), which expires on June 29, 2006. The terms of the facility are renewable annually by the sponsoring banks. The CP conduit facility is also secured by certain mortgage loans held for sale and is not guaranteed by either the parent company or any of the subsidiaries that guarantee our homebuilding debt. As of June 30, 2004, $159.0 million had been drawn under the CP conduit facility. The mortgage loans pledged to secure the CP conduit facility are used as collateral for asset backed commercial paper issued by multi-seller conduits in the commercial paper market at rates that are more attractive than those applicable to the mortgage warehouse facility. All mortgage company activities are financed with the mortgage warehouse facility, the CP conduit facility or internally generated funds. Both of the financial services’ credit facilities contain financial covenants with which we are in compliance.

In January 2004, we issued $200 million of 5% Senior notes due 2009. On June 15, 2004, we used the majority of the proceeds of the issue to repay at maturity the $150 million aggregate principal amount outstanding of our 8 ⅜% Senior notes. The 5% Senior notes are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.

In July 2004, we issued $200 million of 6.125% Senior notes due 2014. We used the proceeds from this offering to reduce borrowings under our revolving credit facility. These notes are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.

We have historically funded our home construction, lot and land purchases and acquisitions with internally generated funds, borrowings under our credit facilities and the issuance of new debt or equity securities. At June 30, 2004, under our acquisition shelf registration statement, we had approximately 22.5 million shares of common stock available to effect, in whole or in part, future acquisitions, if any. In July 2004, we filed with the Securities and Exchange Commission post-effective amendment number one to the acquisition shelf registration statement to update the base registration statement. This post-effective amendment number one was declared effective on August 11, 2004. At June 30, 2004, under our universal shelf registration statement, we had the remaining capacity to issue up to $285 million in debt or equity securities. The July 2004 issuance of $200 million in 6.125% Senior notes due 2014 decreased the universal shelf capacity to $85 million. Accordingly, we subsequently filed with the Securities and Exchange Commission a new universal shelf registration statement registering $2 billion in debt and equity securities which we may issue, from time to time, in the future. The Securities and Exchange Commission declared the new universal shelf registration statement effective on August 12, 2004. We intend to continue to maintain effective shelf registration statements in order to facilitate our access to the capital markets. We believe that our current cash position, our cash generation capabilities, the amounts available under our revolving line of credit agreements and our ability to access the capital markets in a timely manner with our shelf registration statements will be adequate to meet our cash needs for the foreseeable future.

On December 1, 2003, our Board of Directors declared a three-for-two common stock split (effected as a 50% stock dividend), which was paid on January 12, 2004 to stockholders of record on December 22, 2003.

During the three months ended June 30, 2004, our Board of Directors declared a quarterly cash dividend of $0.08 per common share, which was paid on May 21, 2004 to stockholders of record on May 7, 2004. In July 2004, our Board of Directors declared a cash dividend of $0.08 per common share, payable on August 20, 2004 to stockholders of record on August 6, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for ordinary expenditures for the construction of homes and the acquisition of land and lots for development and sale of homes, at June 30, 2004, we had no material commitments for capital expenditures.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At June 30, 2004, we had $194.6 million in deposits to purchase land and lots with a total purchase price of $3.9 billion. Pursuant to FIN 46, we consolidated certain variable interest entities with assets of $54.9 million.

In the normal course of business, we provide standby letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At June 30, 2004, outstanding standby letters of credit and performance bonds, the majority of which mature in less than one year, were $125.5 million and $1,331.4 million, respectively.

LAND AND LOT POSITION

At June 30, 2004, about 55% of our total lot position of 217,617 lots was controlled under option or similar contracts. A summary of our land/lot position at June 30, 2004 is:

Finished lots owned	22,460
Lots under development owned	75,497

Total lots owned	97,957
Lots controlled under lot option and similar contracts	119,660

Total land/lot position	217,617

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our critical accounting policies during the nine months ended June 30, 2004, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended September 30, 2003.

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

SAFE HARBOR STATEMENT

Certain statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically include the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “good”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy”, “strong” or words of similar meaning. Forward-looking statements are based on our beliefs as well as assumptions made by and information currently available to us. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may turn out to be inaccurate due to known or unknown risks and uncertainties. As a result, actual results may differ materially

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

from the results discussed in and anticipated by the forward-looking statements. The following risks and uncertainties relevant to our business include factors we believe could adversely affect us. Other factors beyond those listed below could also adversely affect us. They include, but are not limited to:

•	changes in general economic, real estate and other conditions;

•	changes in interest rates and the availability of mortgage financing;

•	governmental regulations and environmental matters;

•	our substantial debt;

•	competitive conditions within our industry;

•	the availability of capital; and

•	our ability to effect our growth strategies successfully.

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

Our mortgage company is exposed to interest rate risk associated with its mortgage loan origination services. Interest rate lock commitments (IRLC’s) are extended to borrowers who have applied for loan funding and who meet certain defined credit and underwriting criteria. Typically, the IRLC’s will have a duration of less than six months. Some IRLC’s are committed immediately to a specific investor through the use of best-efforts whole loan delivery commitments, while the majority of IRLC’s are funded prior to being committed to third-party investors. Forward sales of mortgage backed securities (“FMBS”) are used to protect uncommitted IRLC’s against the risk of changes in interest rates. FMBS related to IRLC’s are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. FMBS related to funded, uncommitted loans are designated as fair value hedges, with changes in the value of the derivative instruments recognized in current earnings, along with changes in the value of the funded, uncommitted loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the three months and nine months ended June 30, 2004 and 2003 was not significant, is recognized in current earnings.

The following table sets forth, as of June 30, 2004, for our debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table sets forth the notional amounts, weighted average interest rates and estimated fair market value of our interest rate swaps.

	Three Months							Fair
	Ended	Year Ended September 30,						market
	September 30,							value @
	2004	2005	2006	2007	2008	Thereafter	Total	6/30/04
	($ in millions)
Debt:
Fixed rate	$29.5	$218.1	$18.0	$3.8	$217.5	$2,083.0	$2,569.9	$2,748.3
Average interest rate	8.45%	10.58%	6.56%	6.03%	7.63%	7.62%	7.87%	—
Variable rate	$2.5	$313.4	$—	$—	$425.0	$—	$740.9	$740.9
Average interest rate	5.00%	2.08%	—	—	2.66%	—	2.42%	—
Interest rate swaps:
Variable to fixed	$200.0	$200.0	$200.0	$200.0	$200.0	$—	$—	$(10.6)
Average pay rate	5.10%	5.10%	5.10%	5.10%	5.02%	—	—	—
Average receive rate	90-day LIBOR

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management has long recognized its responsibilities for developing, implementing and monitoring effective and efficient controls and procedures. As part of those responsibilities, as of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a — 14(c) and Rule 15d — 14(c) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2004. Accordingly, there have been no corrective actions taken as no significant deficiencies or material weaknesses were detected in these controls.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company is incorporated by reference from Exhibit 4.2 to the Company’s registration statement (No. 333-76175) on Form S-3, filed with the Commission on April 13, 1999.
3.1(a)	Amendment to Amended and Restated Certificate of Incorporation, as amended, of the Company, effective February 6, 2003, is incorporated by reference from Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q/A, filed with the Commission on February 18, 2003.
3.2	Amended and Restated Bylaws of the Company are incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the Commission on February 16, 1999.
31.1*	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer.
32.2*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer.

* Filed herewith

(b)	Reports on Form 8-K.

1.	On April 8, 2004, the Company filed a Current Report on Form 8-K (Item 7 and Item 12), dated, April 8, 2004 whereby it filed with the Commission its press release related to the Company’s Net Sales Orders for the three-month period ended March 31, 2004.

2.	On April 16, 2004, the Company filed a Current Report on Form 8-K (Item 7and Item 12), dated April 15, 2004, whereby the Company announced its earnings and financial results for the three-month period ended March 31, 2004.

3.	On June 18, 2004, the Company filed a Current Report on Form 8-K (Item 5, Item 7 and Item 9), dated June 18, 2004, whereby it filed with the Commission a press release related to the Company’s exercise of an accordion feature contained in its $1.0 billion unsecured revolving credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date: August 13, 2004	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)