Form 10-K
period 2004-09-30
HORTON D R INC /DE/
filed 2004-12-10
CIK 882184

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-14122

D.R. Horton, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2386963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Commerce St., Suite 500 Fort Worth, Texas (Address of principal executive offices)	76102 (Zip Code)

(817) 390-8200

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	The New York Stock Exchange
10 1/2% Senior Notes due 2005	The New York Stock Exchange
7 1/2% Senior Notes due 2007	The New York Stock Exchange
8% Senior Notes due 2009	The New York Stock Exchange
9 3/4% Senior Subordinated Notes due 2010	The New York Stock Exchange
7 7/8% Senior Notes due 2011	The New York Stock Exchange
9 3/8% Senior Subordinated Notes due 2011	The New York Stock Exchange
8 1/2% Senior Notes due 2012	The New York Stock Exchange

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

         As of March 31, 2004, the aggregate market value of the outstanding shares held by non-affiliates of the registrant was approximately $7,532,556,000. Solely for purposes of this calculation, all directors and executive officers were excluded as affiliates of the registrant.

         As of December 2, 2004, there were 236,185,469 shares of Common Stock, par value $.01 per share, issued and 233,532,669 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

PART 1

ITEM 1.	BUSINESS

      D.R. Horton, Inc. is a national homebuilder. We construct and sell high quality single-family homes, designed principally for first-time and move-up homebuyers, through our operating divisions in 21 states and 63 metropolitan markets of the United States, primarily under the name of D.R. Horton, America’s Builder. D.R. Horton, Inc. is a Fortune 500 company listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

      Donald R. Horton began our homebuilding business in 1978. In 1991, we were incorporated in Delaware to acquire the assets and businesses of our predecessor companies, which were residential home construction and development companies owned or controlled by Mr. Horton. In 1992, we completed our initial public offering of our common stock. From inception, we have consistently grown the size of our company by investing our available capital into our existing homebuilding markets and into start-up operations in new markets. Additionally, from July 1993 to February 2002, we acquired 17 other homebuilding companies, which strengthened our market position in existing markets and expanded our geographic presence and product offerings in other markets. We are now the largest homebuilding company in the United States, based on domestic homebuilding revenues, homes sold and homes closed during the year ended September 30, 2004. Our homes generally range in size from 1,000 to 5,000 square feet and range in price from $80,000 to $900,000. For the year ended September 30, 2004, we closed 43,567 homes with an average closing sales price approximating $240,800.

      Through our financial services operations, we provide mortgage banking and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our wholly owned subsidiary, provides mortgage financing services, principally to purchasers of homes we build and sell. Our subsidiary title companies serve as title insurance agents by providing title insurance policies, examination and closing services, primarily to purchasers of homes we build and sell.

      Our financial reporting segments consist of homebuilding and financial services. Our homebuilding operations are a substantial part of our business, comprising approximately 98% of consolidated revenues and approximately 95% of consolidated income before income taxes in fiscal year 2004. Our homebuilding segment generates the majority of its revenues from the sale of completed homes with a lesser amount from the sale of land and lots. In addition to building traditional single family detached homes, the homebuilding segment also builds attached homes, such as town homes, condominiums, duplexes, and triplexes, which share common walls and roofs. Approximately 84%, 91%, and 92% of home sales revenues in fiscal 2004, 2003 and 2002, respectively, were generated from the sale of detached homes. Our financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance and closing services. Financial information, including revenue, pre-tax income and identifiable assets, for both of our reporting segments is included in our consolidated financial statements.

      We make available, as soon as reasonably practicable, on our Internet website all of our reports required to be filed with the Securities and Exchange Commission. These reports include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, changes in beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. These reports may be accessed by going to our website at www.drhorton.com and clicking on the “Investor Relations” link. We will also provide these reports in electronic or paper format to our stockholders free of charge upon request made to our Investor Relations department. Information on our Internet website is not part of this annual report on Form 10-K.

      Our principal executive offices are located at 301 Commerce Street, Fort Worth, Texas 76102. Our telephone number is (817) 390-8200, and our Internet website address is www.drhorton.com.

Operating Strategy

      We believe that the following operating strategies have enabled us to achieve consistent growth and profitability:

Geographic Diversity

      From 1978 to late 1987, our homebuilding activities were conducted in the Dallas/ Fort Worth area. We then began diversifying geographically by entering additional markets, both through startup operations and acquisitions.

      We believe our diversification strategy mitigates the effects of local and regional economic cycles and enhances our growth potential. Typically, we do not invest material amounts of capital in real estate, including raw land, developed lots, models and speculative homes, or overhead in start-up operations in new markets, until such markets demonstrate significant growth potential and acceptance of our products. While we believe there are significant growth opportunities in our existing markets, we also intend to continue our diversification strategy by seeking to enter new markets. We continually monitor the sales, margins and returns achieved in each of our markets as part of our evaluation of the use of our capital.

Decentralized Operations

      We decentralize our homebuilding activities to give more operating flexibility to our local division presidents. We have 42 separate operating divisions, some of which are in the same market area and some of which operate in more than one market area. Generally, each operating division consists of a division president, land acquisition and development personnel, a sales manager and sales personnel, a construction manager and construction superintendents, a controller, a purchasing manager and office staff. We believe that division presidents and their management teams, who are intimately familiar with local conditions, make better decisions regarding local operations. Our division presidents receive performance bonuses based upon achieving targeted financial measures in their operating divisions.

Operating Division Responsibilities

      Each operating division is responsible for:

•	Site selection, which involves

        — A feasibility study;

        — Soil and environmental reviews;

        — Review of existing zoning and other governmental requirements; and

        — Review of the need for and extent of offsite work required to meet local building codes;

•	Negotiating lot option or similar contracts;

•	Overseeing land development;

•	Selecting building plans and architectural schemes;

•	Obtaining all necessary building approvals;

•	Selecting and managing construction subcontractors and suppliers;

•	Planning and managing homebuilding schedules; and

•	Developing and implementing marketing plans.

Centralized Controls

      We centralize the key risk elements of our homebuilding business through our regional and corporate offices. We have six separate homebuilding operating regions, each of which generally consists of a region president, legal counsel, a chief financial officer and a purchasing manager. Each of our region presidents and their management teams are responsible for oversight of the operations of four to ten divisions, including review and approval of division business plans and budgets, review and approval of all land and lot acquisition contracts, allocation of capital, oversight of inventory levels, and review of major personnel decisions and division president compensation plans.

      Our corporate office departments are responsible for establishing our operational policies and internal control standards and monitoring compliance with established policies and controls throughout our operations. The corporate office also has primary responsibility for direct management of certain key risk elements and initiatives through the following centralized functions:

•	Financing;

•	Cash management;

•	Risk and litigation management;

•	Capital allocation;

•	Oversight of inventory levels;

•	Environmental assessments of land and lot acquisitions;

•	Approval and funding of land and lot acquisitions;

•	Accounting and management reporting;

•	Internal audit;

•	Information technology systems;

•	Administration of payroll and employee benefits;

•	Negotiation of national purchasing contracts; and

•	Monitoring and analysis of margins, returns and expenses.

Cost Management

      We control our overhead costs by centralizing certain administrative and accounting functions and by closely monitoring the number of administrative personnel and management positions in our operating divisions and our corporate office. We also minimize advertising costs by actively participating in promotional activities sponsored by local real estate brokers and trade associations.

      We control construction costs by striving to efficiently design our homes, by obtaining competitive bids for construction materials and labor and by negotiating favorable pricing from our primary subcontractors and suppliers based on the volume of services and products we purchase from them on a local, regional and national basis. We monitor our construction costs on each house through our purchasing and construction budgeting systems, and we monitor our inventory levels, margins, returns and expenses through our management information systems.

Acquisitions

      We have recently focused on internal growth. However, as an integral component of our operational strategy, we continue to evaluate opportunities for strategic acquisitions. We believe that expanding our operations through the acquisition of existing homebuilding companies affords us several benefits not found in start-up operations. Such benefits include:

•	Established land positions and inventories;

•	Existing relationships with land owners, developers, subcontractors and suppliers; and

•	Proven product acceptance by homebuyers and local brand name recognition in new markets.

      In evaluating potential acquisition candidates, we seek homebuilding companies that have excellent reputations, track records of profitability and strong management teams. We limit the risks associated with acquiring a going concern by conducting extensive operational, financial and legal due diligence on each acquisition and by only acquiring homebuilding companies that we believe will have a positive impact on our earnings within one year. We believe that our acquisition evaluation and due diligence processes and our decentralized operating approach with centralized controls have contributed to the successful integration of our prior acquisitions. In the future, we will continue to evaluate potential acquisition opportunities that satisfy our acquisition criteria in existing or new markets.

Markets

      We conduct our homebuilding operations in all of the geographic regions, states and markets listed below, and we conduct our mortgage and title operations in many of these markets as indicated in the following table:

Mortgage (M)
State	Region/Market	Title (T)

Mid-Atlantic Region
Maryland	Baltimore	M
	Suburban Washington D.C.	M,T
New Jersey	New Jersey	T
North Carolina	Charlotte	M
	Greensboro	M
	Raleigh/ Durham	M
Pennsylvania	Philadelphia
South Carolina	Charleston	M
	Columbia	M
	Greenville	M
	Hilton Head	M
	Myrtle Beach	M
Virginia	Northern Virginia	M,T
Midwest Region
Illinois	Chicago	M
Minnesota	Minneapolis/ St. Paul	M,T
Southeast Region
Alabama	Birmingham	M
Huntsville
Georgia	Atlanta	M,T
	Savannah	M
Florida	Daytona Beach
	Fort Myers/ Naples	M
	Jacksonville	M,T
	Miami/ West Palm Beach	M,T
	Orlando	M,T
	Tampa	M
Southwest Region
Arizona	Casa Grande
	Phoenix	M,T
	Tucson	M
New Mexico	Albuquerque	M
Las Cruces
Texas	Austin	M,T
	Dallas	M,T
	Fort Worth	M,T
	Houston	M,T
	Killeen/ Temple	M
Laredo
	Rio Grande Valley	M
	San Antonio	M,T
Waco
West Region
California	Bakersfield/Lancaster/ Palmdale	M
	Fresno/ Modesto	M
	Los Angeles County	M
	Oakland/ North Bay	M
	Orange County	M
	Riverside/ San Bernardino	M
	Sacramento	M
	San Diego County	M
	San Francisco	M
	San Jose/ Pleasanton/ East Bay	M
	Ventura County	M
Colorado	Colorado Springs	M
	Denver	M
Ft. Collins
Hawaii	Hawaii	M
Nevada	Las Vegas	M
Reno
Oregon	Albany
	Bend	M
	Eugene	M
	Portland	M
Utah	Salt Lake City	M
Washington	Seattle/ Tacoma	M
Vancouver

      When evaluating the viability of new or existing homebuilding markets, we consider the following factors, among others:

•	Regional economic conditions;

•	Job growth;

•	Land availability;

•	Local land development process;

•	New home sales activity;

•	Competition;

•	Secondary home sales activity; and

•	Local housing products, features and pricing.

      Our homebuilding revenues from home sales by geographic region are:

	Year Ended September 30,

	2004	2003	2002

	(In millions)
Mid-Atlantic	$888.4	$674.8	$625.7
Midwest	643.7	513.2	488.7
Southeast	1,041.3	773.9	595.8
Southwest	3,012.3	2,381.5	1,997.3
West	4,905.4	3,990.7	2,822.1

Total	$10,491.1	$8,334.1	$6,529.6

      Our homebuilding revenues from land and lot sales by geographic region are:

	Year Ended September 30,

	2004	2003	2002

	(In millions)
Mid-Atlantic	$1.8	$1.6	$13.8
Midwest	0.2	10.5	5.1
Southeast	19.9	21.2	38.3
Southwest	13.3	19.1	6.6
West	131.7	165.6	31.8

Total	$166.9	$218.0	$95.6

      The majority of our homebuilding inventories are concentrated in six states: Arizona, California, Colorado, Florida, Nevada and Texas.

Land Policies

      Typically, we acquire land only after we have completed appropriate due diligence and after we have obtained the rights (“entitlements”) to begin development or construction work. Before we acquire lots or tracts of land, we will, among other things, complete a feasibility study, which includes soil tests, independent environmental studies and other engineering work, and determine that all necessary zoning and other governmental entitlements required to develop and use the property for home construction have been obtained. Although we purchase and develop land primarily to support our homebuilding activities, occasionally we sell lots and land to other developers and homebuilders.

      We also enter into land/lot option contracts, in which we purchase the right, but generally not the obligation, to buy land or lots at predetermined prices on a defined schedule commensurate with anticipated home closings or planned land development. Our option contracts generally are non-recourse, which limits our financial exposure to our earnest money deposited with land and lot sellers. This enables us to control significant land and lot positions with minimal capital investment, which substantially reduces the risks associated with land ownership and development.

      We limit our exposure to real estate inventory risks by:

•	Maintaining approximately a three to four year supply of land/lots controlled (owned and optioned);

•	Closely monitoring local market and demographic trends, housing preferences and related economic developments, such as new job opportunities, local growth initiatives and personal income trends;

•	Utilizing land/lot option contracts, where possible;

•	Limiting the size of acquired land parcels to smaller tracts, where possible;

•	Generally commencing construction of homes under contract only after receipt of a satisfactory down payment and, where applicable, the buyer’s receipt of mortgage approval; and

•	Closely monitoring the number of speculative homes (homes started without an executed sales contract) built in each subdivision.

Construction

      Our home designs are prepared by architects in each of our markets to appeal to local tastes and preferences of homebuyers in each community. We also offer optional interior and exterior features to allow homebuyers to enhance the basic home design and to allow us to generate additional revenues from each home sold.

      Substantially all of our construction work is performed by subcontractors. Our construction supervisors monitor the construction of each home, participate in important design and building decisions, coordinate the activities of subcontractors and suppliers, review the work of subcontractors for quality and cost controls and monitor compliance with zoning and building codes. Subcontractors typically are retained for a specific subdivision pursuant to a contract that obligates the subcontractor to complete construction at a fixed price. Agreements with our subcontractors and suppliers generally are negotiated for each subdivision. We compete with other homebuilders for qualified subcontractors, raw materials and lots in the markets where we operate.

      Construction time for our homes depends on the weather, availability of labor, materials and supplies, size of the home, and other factors. We typically complete the construction of a home within four to six months.

      We do not maintain significant inventories of construction materials, except for work in progress materials for homes under construction. Typically, the construction materials used in our operations are readily available from numerous sources. We have contracts exceeding one year with certain suppliers of our building materials that are cancelable at our option with a 30 day notice. In recent years, we have not experienced any significant delays in construction due to shortages of materials or labor.

Marketing and Sales

      We market and sell our homes through commissioned employees and independent real estate brokers. We typically conduct home sales from sales offices located in furnished model homes in each subdivision. We generally do not offer our model homes for sale until the completion of a subdivision. Our sales personnel assist prospective homebuyers by providing them with floor plans, price information, tours of model homes and the selection of options and other custom features. We train and inform our sales personnel as to the availability of financing, construction schedules, and marketing and advertising plans.

      We advertise in our local markets as necessary. We advertise in newspapers and trade publications (i.e. real estate broker, mortgage company and utility publications), as well as with marketing brochures and newsletters. We also use billboards, radio and television advertising and our Internet website to market the location, price range and availability of our homes. To minimize advertising costs, we also attempt to operate in subdivisions in conspicuous locations that permit us to take advantage of local traffic patterns. We also believe that model homes play a significant role in our marketing efforts, so we expend significant effort to create an attractive atmosphere in our model homes.

      In addition to using model homes, we typically build a limited number of speculative homes in each subdivision to enhance our marketing and sales efforts to prospective homebuyers who are relocating to our markets and to independent brokers, who often represent homebuyers requiring a completed home within 60 days. We sell a majority of these speculative homes while they are under construction or immediately following completion. We determine the number of speculative homes to build in each market based on local market factors, such as new job growth, the number of job relocations, housing demand, seasonality and our past experience in the market.

      Our sales contracts require an earnest money deposit of at least $500. The amount of earnest money required varies between markets and subdivisions, and may significantly exceed $500. Additionally, customers are generally required to pay additional deposits when they select options or upgrade features for their homes. Most of our sales contracts stipulate that when customers cancel their contracts with us, we have the right to retain their earnest money and option deposits; however, our operating divisions occasionally choose to refund such deposits. Our sales contracts also include a financing contingency which permits customers to cancel and receive a refund of their deposits if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified period, and our contracts may include other contingencies, such as the sale of an existing home. Generally, the length of time between the signing of a sales contract for a home and delivery of the home to the buyer (closing) is three to six months.

Customer Service and Quality Control

      Our operating divisions are responsible for pre-closing quality control inspections and responding to customers’ post-closing needs. We believe that prompt and courteous response to homebuyers’ needs during and after construction reduces post-closing repair costs, enhances our reputation for quality and service, and ultimately leads to significant repeat and referral business from the real estate community and homebuyers. We provide our homebuyers with a limited one-year warranty on workmanship and building materials. The subcontractors who perform most of the actual construction also provide us with warranties on workmanship and are generally prepared to respond to us and the homeowner promptly upon request. In addition, we provide a supplemental ten-year limited warranty that covers major construction defects.

Customer Mortgage Financing

      We provide mortgage financing services principally to purchasers of homes we build and sell in the majority of our homebuilding markets through our wholly-owned subsidiary, DHI Mortgage. DHI Mortgage coordinates and expedites the entire sales transaction for both our homebuyers and our homebuilding operations by ensuring that mortgage commitments are received and that closings take place on a timely and efficient basis. During the year ended September 30, 2004, 92% of DHI Mortgage’s loan volume related to homes closed by our homebuilding operations, and DHI Mortgage provided mortgage financing services for approximately 61% of our total homes closed.

      DHI Mortgage originates mortgage loans, and then packages and sells substantially all of the loans and their servicing rights to third-party investors shortly after origination on a non-recourse or limited recourse basis. In markets where we currently do not provide mortgage financing, we work with a variety of mortgage lenders that make available to homebuyers a range of mortgage financing programs.

Title Services

      We serve as a title insurance agent in selected markets by providing title insurance policies, examination and closing services to purchasers of homes we build and sell, through our subsidiary title companies. We assume little or no underwriting risk associated with these title policies.

Employees

      At September 30, 2004, we employed 7,466 persons, of whom 1,420 were sales and marketing personnel, 2,571 were executive, administrative and clerical personnel, 2,170 were involved in construction, and 1,305 worked in mortgage and title operations. The Company had fewer than 20 employees covered by collective bargaining agreements. Employees of some of the subcontractors which we use are represented by labor unions or are subject to collective bargaining agreements. We believe that our relations with our employees and subcontractors are good.

Competition

      The homebuilding industry is highly competitive. We compete in each of our markets with numerous other national, regional and local homebuilders for homebuyers, desirable properties, raw materials, skilled labor and financing. Our homes compete on the basis of quality, price, design, mortgage financing terms and location.

Governmental Regulation and Environmental Matters

      The homebuilding industry is subject to extensive and complex regulations. We and our subcontractors must comply with various federal, state and local laws and regulations, including zoning, density and development requirements, building, environmental, advertising and real estate sales rules and regulations. These requirements affect the development process, as well as building materials to be used, building designs and minimum elevation of properties. Our homes are inspected by local authorities where required, and homes eligible for insurance or guarantees provided by the FHA and VA are subject to inspection by them. These regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the cost of development or homebuilding.

      Our new housing developments may be subject to various assessments for schools, parks, streets and other public improvements. These assessments increase our development and homebuilding costs and can cause increases in the prices of our homes.

      Our homebuilding operations are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment. The particular environmental laws for each site vary greatly according to location, environmental condition and the present and former uses of the site and adjoining properties. These environmental laws may result in delays, may cause us to incur substantial compliance and other costs, and may prohibit or severely restrict development and homebuilding activity in certain environmentally sensitive regions or areas.

      Our mortgage company and title insurance agencies must also comply with various federal and state laws, consumer credit rules and regulations and other rules and regulations unique to such activities. Additionally, mortgage loans and title activities originated under the FHA, VA, GNMA, Fannie Mae and Freddie Mac are subject to rules and regulations imposed by those agencies.

ITEM 2.	PROPERTIES

      We own a 52,000 square foot office complex, consisting of three single-story buildings of steel and brick construction, located in Arlington, Texas, that served as our principal executive and administrative offices from September 1992 through November 2004. In December 2004, we began leasing approximately 160,000 square feet of office space in downtown Fort Worth, Texas that serves as our principal executive and corporate administrative offices.

      We also own several office buildings totaling approximately 128,000 square feet and we lease approximately 994,000 square feet of office space under leases expiring through October 2011, in our various operating markets to house our homebuilding and financial services operating division and region offices.

ITEM 3.	LEGAL PROCEEDINGS

      We are involved in lawsuits and other contingencies in the ordinary course of business. Management believes that, while the ultimate outcome of the contingencies cannot be predicted with certainty, the ultimate liability, if any, will not have a material adverse effect on our financial position or operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock (the “Common Stock”) is listed on the New York Stock Exchange under the symbol “DHI”. The following table shows the high and low sales prices for the Common Stock for the periods indicated, as reported by the NYSE, adjusted for the three-for-two stock split (effected as a 50% stock dividend) of January 12, 2004 and dividends declared per share (split-adjusted).

	Year Ended September 30, 2004			Year Ended September 30, 2003

			Declared			Declared
	High	Low	Dividends	High	Low	Dividends

1st Quarter	$30.25	$21.73	$.047	$14.01	$10.69	$.040
2nd Quarter	36.50	24.67	.080	13.63	11.30	.047
3rd Quarter	35.95	24.63	.080	21.53	12.64	.047
4th Quarter	34.33	24.77	.080	22.18	17.88	.047

      As of December 2, 2004, the closing price was $35.29, and there were approximately 682 holders of record.

      The declaration of cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our general financial condition and general business conditions. We are required to comply with certain covenants contained in the bank agreements and many of our senior note and senior subordinated note indentures. The most restrictive of these requirements allows us to pay cash dividends on Common Stock in an amount, on a cumulative basis, not to exceed 50% of consolidated net income, as defined, subject to certain other adjustments. Pursuant to the most restrictive of these requirements, at September 30, 2004, we had approximately $789.9 million available for the payment of dividends, the acquisition of our common stock and other restricted payments.

ITEM 6.	SELECTED FINANCIAL DATA

      The following selected consolidated financial data are derived from our Consolidated Financial Statements. The data should be read in conjunction with the Consolidated Financial Statements, related Notes thereto and other financial data elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended September 30,

	2004	2003	2002	2001	2000

	(In millions, except per share data)
Income Statement Data(1):
Revenues:
Homebuilding	$10,658.0	$8,552.1	$6,625.2	$4,383.6	$3,604.2
Financial services	182.8	176.0	113.6	72.0	49.5
Gross profit-homebuilding	2,460.7	1,746.3	1,260.8	856.4	663.1
Income before income taxes:
Homebuilding	1,508.2	914.7	591.1	380.8	294.5
Financial services	74.7	93.4	56.4	27.0	14.7
Income before cumulative effect of change in accounting principle(2)	975.1	626.0	404.7	254.9	191.7
Net income	975.1	626.0	404.7	257.0	191.7
Income before cumulative effect of change in accounting principle per share(3):
Basic	4.19	2.81	2.01	1.50	1.14
Diluted	4.11	2.73	1.91	1.47	1.13
Net income per share(3):
Basic	4.19	2.81	2.01	1.51	1.14
Diluted	4.11	2.73	1.91	1.48	1.13
Cash dividends declared per common share(3)	0.29	0.18	0.13	0.08	0.06

	As of September 30,

	2004	2003	2002	2001	2000

	(In millions)
Balance Sheet Data(1):
Inventories	$6,567.4	$5,082.3	$4,343.1	$2,804.4	$2,191.0
Total assets	8,985.2	7,279.4	6,017.5	3,652.2	2,694.6
Notes payable	3,499.2	2,963.2	2,878.3	1,884.3	1,344.4
Stockholders’ equity	3,960.7	3,031.3	2,269.9	1,250.2	969.6

(1)	On February 21, 2002, D.R. Horton, Inc. and Schuler Homes, Inc. completed a merger in which D.R. Horton was the surviving corporation. The total merger consideration consisted of 20,079,532 shares of D.R. Horton common stock, valued at $30.93 per share; $168.7 million in cash; $802.2 million of assumed Schuler debt, $238.2 million of which was paid at closing; $218.7 million of assumed trade payables and other liabilities and $10.8 million of assumed obligations to the Schuler entities’ minority interest holders. Schuler’s revenues for the period February 22 through September 30, 2002 were $1,246.6 million. See Note C to the Consolidated Financial Statements for additional details concerning the Company’s merger with Schuler.

(2)	In fiscal 2001, we recorded a cumulative effect of a change in accounting principle of $2.1 million, net of income taxes of $1.3 million, as an adjustment to net income, related to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

(3)	All basic and diluted income per share amounts and cash dividends declared per share amounts have been restated to reflect the effects of the 9% stock dividend of September 29, 2000, the 11% stock dividend of March 23, 2001 and the three-for-two stock splits (effected as 50% stock dividends) of April 9, 2002 and January 12, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Critical Accounting Policies

      General — A comprehensive enumeration of the significant accounting policies of D.R. Horton, Inc. and subsidiaries is presented in Note A to the accompanying financial statements as of September 30, 2004 and 2003, and for the years ended September 30, 2004, 2003 and 2002. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises Generally Accepted Accounting Principles (“GAAP”) for public companies operating in the United States of America. In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

      Basis of presentation — Our financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries. All significant intercompany accounts, transactions and balances have been eliminated in consolidation. We have also consolidated certain variable interest entities from which we are purchasing lots under option purchase contracts, under the requirements of Interpretation No. 46 issued by the Financial Accounting Standards Board (“FASB”).

      Segment information — Our reportable business segments consist of homebuilding and financial services. Our homebuilding segment derives the majority of its revenue from constructing and selling single-family housing in 21 states and 63 markets throughout the United States. The financial services segment generates revenue by originating and selling mortgage loans and by collecting fees for title insurance and closing services in many of the same markets. We have no foreign subsidiaries or operations.

      Revenue recognition — We recognize homebuilding revenues when a home closes and title to and possession of the property are transferred to the buyer. Virtually all of our homebuilding revenues are received in cash within a day or two of closing. We include amounts in transit from title companies at the end of each reporting period in homebuilding cash. When we execute sales contracts with our homebuyers, or when we require advance payment from homebuyers for custom changes, upgrades or options related to their homes, we record the cash deposits received as liabilities until the homes are closed or the contracts are canceled. We either retain or refund to the homebuyer deposits on canceled sales contracts, depending upon the applicable provisions of the contract.

      We recognize financial services revenues associated with our title operations as homes are closed, closing services are rendered and title insurance policies are issued, all of which generally occur simultaneously as each home is closed. We transfer all underwriting risk associated with title insurance policies to third-party insurers. We recognize the majority of the revenues associated with our mortgage operations when the mortgage loans and related servicing rights are sold to third-party investors. Origination fees, net of direct origination costs, are deferred and recognized as revenues, along with the associated gains and losses on the sales of the loans and related servicing rights, when the loans are sold. We sell all mortgage loans and related servicing rights to third-party investors.

      Inventories and Cost of Sales — We state inventories at the lower of historical cost or fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144. In addition to the costs of direct land acquisition, land development and home construction, inventory costs include interest, real estate taxes and direct overhead costs incurred during development and home construction. Applicable direct overhead costs that we incur after development projects or homes are substantially complete, such as utilities, maintenance, and cleaning, are charged to selling, general and administrative (SG&A) expense as incurred. All indirect overhead costs, such as compensation of construction superintendents, sales personnel and division and region management, advertising and builder’s risk insurance are charged to SG&A expense as incurred.

      We use the specific identification method for the purpose of accumulating home construction costs. Cost of sales for homes closed includes the specific construction costs of each home and all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) based upon the total number of homes expected to be closed in each project. Any changes to the estimated total development costs subsequent to the initial home closings in a project are generally allocated on a pro-rata basis to the remaining homes in the project.

      When a home is closed, we generally have not yet paid and recorded all incurred costs necessary to complete the home. Each month we record as a liability and as a charge to cost of sales the amount we estimate will ultimately be paid related to completed homes that have been closed as of the end of that month. We compare our home construction budgets to actual recorded costs to estimate the additional costs remaining to be paid on each closed home. We monitor the accuracy of each month’s accrual by comparing actual costs incurred on closed homes in subsequent months to the amount we accrued. Although actual costs to be paid on closed homes in the future could differ from our current estimate, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.

      Each quarter, we review all components of our inventory for the purpose of determining whether recorded costs and costs required to complete each home or project are recoverable. If our review indicates that an impairment loss is required under the SFAS No. 144 guidelines, we estimate and record such loss to cost of sales in that quarter. To date, such impairment losses have been insignificant in the aggregate. Fair value estimation under SFAS No. 144 involves management estimates of future revenues and costs and, due to uncertainties in the estimation process, actual results could differ from such estimates.

      Consolidation of Variable Interest Entities — In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” as amended (“FIN 46”). FIN 46 provides guidance for the financial accounting and reporting of interests in certain variable interest entities, which FIN 46 defines as certain business entities that either have equity investors with no voting rights or have equity investors that do not provide sufficient financial resources for the entities to support their activities. FIN 46 requires consolidation of such entities by any company that is subject to a majority of the risk of loss from the entities’ activities or is entitled to receive a majority of the entities’ residual returns or both, defined as the primary beneficiary of the variable interest entity.

      In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Under such option purchase contracts, we will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of our option deposits are non-refundable. Certain non-refundable deposits are deemed to create a variable interest in a variable interest entity under the requirements of FIN 46. As such, certain of our option purchase contracts result in the acquisition of a variable interest in the entity holding the land parcel under option.

      In applying the provisions of FIN 46, we evaluate those land and lot option purchase contracts with variable interest entities to determine whether we are the primary beneficiary based upon analysis of the variability of the expected gains and losses of the entity. Based on this evaluation, if we are the primary beneficiary of an entity with which we have entered into a land or lot option purchase contract, the variable interest entity is consolidated.

      Since we own no equity interest in any of the unaffiliated variable interest entities that we must consolidate pursuant to FIN 46, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities have been assumed to be the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest entity. Creditors, if any, of these variable interest entities have no recourse against us.

      Warranty Costs — We have established warranty reserves by charging cost of sales and crediting a warranty liability for each home closed. We estimate the amounts charged to be adequate to cover expected warranty-related costs for materials and labor required under one- and ten-year warranty obligation periods. The one-year warranty is comprehensive for all parts and labor; the ten-year period is for major construction defects. Our warranty cost accruals are based upon our historical warranty cost experience in each market in which we operate and are adjusted as appropriate to reflect qualitative risks associated with the type of homes we build and the geographic areas in which we build them. Actual future warranty costs could differ from our currently estimated amounts.

      Insurance Claim Costs — We have, and require the majority of our subcontractors to have, general liability and workers compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. We reserve for costs to cover our self-insured and deductible amounts under those policies and for any estimated costs of claims and lawsuits in excess of our coverage limits or not covered by our policies, based on an analysis of our historical claims, which includes an estimate of construction defect claims incurred but not yet reported. Projection of losses related to these liabilities is subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices, and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated reserve amounts, actual future costs could differ significantly from our currently estimated amounts.

      Interest rate swaps — We have two interest rate swap agreements with a major United States bank under which we receive each quarter the London Inter-Bank Offered Rate (LIBOR) and pay a fixed amount that averages 5.1% on a total notional amount of $200 million. We entered into both of the ten-year swap contracts in 1998. Because we were unwilling to “buy out” the bank’s current right to cancel each swap during any quarter in which LIBOR exceeds 7%, we chose not to designate the swaps as cash-flow hedges under SFAS No. 133. As a result, even though they still protect us to some extent from increases in variable interest rates associated with our revolving credit facility, we are required to record the changes in their market value in our income statement each quarter. At the end of each quarter, the swaps’ market value will have changed depending upon the market’s current anticipation of quarterly LIBOR rate levels from the present until the swaps’ maturity in 2008. The swaps’ market values generally vary directly with changes in anticipated future LIBOR rates. Any future reductions in anticipated LIBOR rates could result in corresponding future reductions in their market value and charges to our income statements. Similarly, any future increases in anticipated LIBOR rates could result in corresponding future increases in their market value and increases in our reported earnings. We cannot predict the changes in either future LIBOR rates or the market values of our swaps.

      Goodwill — We adopted SFAS No. 142 at the beginning of fiscal 2002. Under its provisions, we are no longer permitted to amortize goodwill to earnings. Such amounts are recorded on our balance sheet under the caption “Goodwill”. SFAS No. 142 requires companies to periodically assess recorded goodwill amounts for the purpose of determining whether any impairments have occurred and need to be recorded. We have measured the fair value of our reporting units using a discounted cash flow model and determined that the fair value of our reporting units is greater than their book value and therefore no impairment of goodwill exists. We regularly evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. The goodwill assessment procedures required by SFAS No. 142 require management to make comprehensive estimates of future revenues and costs. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.

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

      In March 2004, the FASB issued a Proposed Statement of Financial Accounting Standard which would amend SFAS No. 123 and require companies that issue share-based payments to record compensation expense based on the fair value of the share-based payment. We will adopt the proposed statement when it becomes effective, and we do not expect this change in accounting principle to materially affect our results of operations in future periods.

Results of Operations — Overview

      We experienced significant increases in revenues and earnings during the fiscal years ended September 30, 2004 and 2003, driven primarily by the continued growth of our homebuilding operations and by significant improvements in homebuilding profit margins.

      The demand from first-time and move-up homebuyers has remained favorable. Population growth, demographics, immigration, household formations and changes in home ownership rates were the primary long-term factors driving this housing demand, with particular strength in our Southeast, Southwest and West regions. Low mortgage rates were a positive influence on housing demand during 2004 and 2003, during a period of generally weak employment levels. In addition, because the homebuilding industry in the United States is highly fragmented, we have been able to capitalize on the benefits of our size, such as our capital strength and access to lower material, labor and capital costs, to generate continued growth by increasing market share.

      The mortgage industry was negatively impacted by a decline in loan refinancing activity during 2004. This resulted in increased competitive conditions and lower margins in the mortgage markets, including the market for mortgage loans for new home construction.

      Key financial highlights for our fiscal years ended September 30, 2004 and 2003 were as follows:

Homebuilding Operations:

•	Our homebuilding operations generated year-over-year increases in the value of net new sales orders, homes closed and revenues exceeding 20% in both fiscal 2004 and 2003.

•	Homebuilding operating margins increased by 3.5 and 1.8 percentage points during fiscal 2004 and 2003, respectively, due to improvements in homebuilding gross margins and control of overhead costs.

•	Homebuilding pre-tax income increased 65% and 55% in fiscal 2004 and 2003, respectively.

•	Our sales backlog at September 30, 2004 was $4.6 billion, a fiscal year-end record and 25% higher than our backlog at September 30, 2003.

•	Homebuilding debt to total capitalization (net of cash), which is calculated as homebuilding notes payable net of cash divided by total capital (homebuilding notes payable net of cash plus stockholders’ equity), was 38.9% at September 30, 2004, an improvement of 1.1 percentage points from the prior year, and an all-time low for the Company.

Financial Services Operations:

•	Total financial services revenues increased 4% and 55% in fiscal 2004 and 2003, respectively, reflecting the focus of our mortgage and title operations on supporting our growing homebuilding business, offset by the effects of increased competition in the mortgage industry for new home loans in fiscal 2004.

•	Financial services pre-tax income declined by 20% in fiscal 2004 after having increased by 66% in fiscal 2003, due to lower operating margins caused by the competitive conditions in the mortgage industry and changes in the product mix of mortgage loans originated and sold in 2004.

Consolidated Results:

•	Net income increased 56% and 55% in fiscal 2004 and 2003, respectively, due to the improvements in consolidated revenues and homebuilding operating margins.

•	Diluted earnings per share increased 51% and 43% for fiscal 2004 and 2003, respectively.

•	The effective income tax rate for fiscal year 2004 was 38.4%, as compared to 37.9% in fiscal 2003 and 37.5% in fiscal 2002. The increases in our effective income tax rates in 2004 and 2003 were due primarily to increases in pre-tax income in states with higher state income tax rates.

      Our operating strategy for fiscal 2005 and future years is to take advantage of opportunities to grow our homebuilding business, while continuing to generate profitability improvements and maintaining a strong balance sheet. We plan to execute our growth strategy primarily by investing our available capital in our existing homebuilding markets through our capital allocation process.

Results of Operations — Homebuilding

Year Ended September 30, 2004 Compared to Year Ended September 30, 2003

      The following tables set forth key operating and financial data for our homebuilding operations as of and for the fiscal years ended September 30, 2004 and 2003:

	Net New Sales Orders

	Fiscal Years Ended September 30,

	Homes Sold			Value ($’s in Millions)			Average Selling Price

			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change

Mid-Atlantic	4,032	3,594	12%	$1,009.7	$780.8	29%	$250,400	$217,300	15%
Midwest	2,261	2,067	9%	634.5	553.6	15%	280,600	267,800	5%
Southeast	6,301	4,528	39%	1,375.8	863.3	59%	218,300	190,700	14%
Southwest	18,146	15,699	16%	3,086.7	2,614.7	18%	170,100	166,600	2%
West	14,523	12,837	13%	5,299.5	4,349.9	22%	364,900	338,900	8%

	45,263	38,725	17%	$11,406.2	$9,162.3	24%	$252,000	$236,600	7%

	Sales Backlog

	As of September 30,

	Homes in Backlog			Value ($’s in Millions)			Average Selling Price

			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change

Mid-Atlantic	1,740	1,602	9%	$492.2	$370.9	33%	$282,900	$231,500	22%
Midwest	861	981	(12)%	269.7	278.9	(3)%	313,200	284,300	10%
Southeast	2,987	1,823	64%	698.6	364.1	92%	233,900	199,700	17%
Southwest	6,632	6,676	(1)%	1,195.3	1,120.9	7%	180,200	167,900	7%
West	4,964	4,406	13%	1,912.7	1,518.6	26%	385,300	344,700	12%

	17,184	15,488	11%	$4,568.5	$3,653.4	25%	$265,900	$235,900	13%

	Homes Closed

	Fiscal Years Ended September 30,

				Home Sales Revenues
	Homes Closed			($’s in Millions)			Average Selling Price

			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change

Mid-Atlantic	3,894	3,245	20%	$888.4	$674.8	32%	$228,100	$208,000	10%
Midwest	2,381	2,002	19%	643.7	513.2	25%	270,300	256,300	5%
Southeast	5,137	4,374	17%	1,041.3	773.9	35%	202,700	176,900	15%
Southwest	18,190	14,209	28%	3,012.3	2,381.5	26%	165,600	167,600	(1)%
West	13,965	12,104	15%	4,905.4	3,990.7	23%	351,300	329,700	7%

	43,567	35,934	21%	$10,491.1	$8,334.1	26%	$240,800	$231,900	4%

Homebuilding Operating Margin Analysis

	Percentages of
	Homebuilding
	Revenues

	Year Ended
	September 30,

	2004	2003

Gross profit	23.1%	20.4%
Selling, general and administrative expense	9.0	9.6
Interest and other (income) expense	(0.1)	0.1

Income before income taxes	14.2%	10.7%

      Net new sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations, during the year. The value of net new sales orders increased 24%, to $11,406.2 million (45,263 homes) in 2004 from $9,162.3 million (38,725 homes) in 2003. The average price of a net new sales order in 2004 was $252,000, up 7% from the $236,600 average in 2003. The number of homes sold, value and the average price of net new sales orders increased in each of our market regions during 2004 due to the successful execution of our growth strategies and generally strong demand for our homes in all of our market regions. The largest increases in the value of net new sales orders occurred in the Southeast and Mid-Atlantic regions, which is a result of our efforts to significantly increase our presence in our Florida, Virginia and Maryland markets, where housing demand is strong. The increase in our average selling price reflects our ability to increase prices in the markets where demand for our homes is strongest, while we continue our efforts to ensure that our product offerings and prices remain affordable for our target customers, typically first-time and move-up homebuyers, in most of our markets.

      Sales backlog represents homes under contract but not yet closed at the end of the period, some of which are subject to contingencies, including mortgage loan approval, that can result in cancellations. In the past, our backlog has been a reliable indicator of the level of future closings, although contracts in backlog may not all result in closings. At September 30, 2004, the value of our backlog of sales orders was $4,568.5 million (17,184 homes), up 25% from $3,653.4 million (15,488 homes) at September 30, 2003. The average sales price of homes in backlog was $265,900 at September 30, 2004, up 13% from the $235,900 average at September 30, 2003. The value of our sales backlog increased in four of our five market regions, led by a 92% increase in the Southeast region, which is a result of our efforts to significantly increase our presence in our Florida markets. The average selling price of homes in backlog increased in all of our market regions, reflecting the generally strong demand for our homes in fiscal 2004 which allowed us to increase prices.

      Revenues from home sales increased 26%, to $10,491.1 million (43,567 homes closed) in 2004 from $8,334.1 million (35,934 homes closed) in 2003. Revenues from home sales increased by more than 20%

in all of our five market regions, and the number of homes closed increased by 15% or more in all market regions as well, reflecting the successful execution of our growth strategies and our homebuilding divisions’ ability to efficiently deliver homes in backlog to homebuyers. The average selling price of homes we closed during 2004 was $240,800, up 4% from $231,900 in 2003. The average selling price of homes closed increased in four of our five market regions, with the largest increases occurring in the Southeast and Mid-Atlantic regions.

      Total homebuilding gross profit increased by 41%, to $2,460.7 million in 2004 from $1,746.3 million in 2003. Including sales of both homes and land/lots, total homebuilding gross profit as a percentage of homebuilding revenues increased 2.7 percentage points, to 23.1% in 2004, from 20.4% in 2003. Gross profit from home sales as a percentage of home sales revenues increased 2.2 percentage points, to 22.8% in 2004, from 20.6% in 2003, which is attributable to our ability to increase home prices due to strong demand for our homes in many of our markets and our ongoing efforts to control and reduce construction costs as we achieve greater economies of scale.

      Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 17%, to $959.0 million in 2004 from $817.0 million in 2003. As a percentage of revenues, SG&A expenses decreased 0.6 percentage points, to 9.0% in 2004 from 9.6% in 2003. The improvement in SG&A expenses as a percentage of revenues is attributable to our ongoing cost control efforts and our ability to generate higher revenue levels that better leverage our existing fixed SG&A costs.

      Interest incurred related to homebuilding debt decreased by 1%, to $236.7 million in 2004 from $239.5 million in 2003. Our average homebuilding debt increased 5% in 2004 from 2003; however, during the past two years we have replaced certain of our higher interest rate notes with notes bearing lower interest rates and we have restructured and amended our unsecured revolving credit facility, which lowered our interest costs, resulting in this slight decrease in interest incurred in 2004.

      We capitalize interest costs only to inventory under construction or development. During both years our inventory under construction or development exceeded our interest bearing debt; therefore, we capitalized all interest from homebuilding debt except for the unamortized discounts and fees related to debt we paid off prior to maturity. Interest amortized to cost of sales increased by 13% to $249.0 million in 2004 from $219.4 million in 2003. This increase was attributable to a 20% increase in total cost of sales, partially offset by the effects of the decline in interest incurred.

      Other income associated with homebuilding activities was $9.9 million in 2004, compared to other expense of $9.4 million in 2003. The major component of other income in 2004 was an increase in the fair value of our interest rate swaps of $8.1 million. The major component of other expense in 2003 was $11.8 million of minority interests in the income of our consolidated joint ventures.

Year Ended September 30, 2003 Compared to Year Ended September, 30 2002

      The following tables set forth key operating and financial data for our homebuilding operations as of and for the fiscal years ended September 30, 2003 and 2002:

	Net New Sales Orders

	Fiscal Years Ended September 30,

	Homes Sold			Value ($’s in Millions)			Average Selling Price

			%			%			%
	2003	2002	Change	2003	2002	Change	2003	2002	Change

Mid-Atlantic	3,594	3,381	6%	$780.8	$700.2	12%	$217,300	$207,100	5%
Midwest	2,067	1,909	8%	553.6	464.4	19%	267,800	243,300	10%
Southeast	4,528	3,718	22%	863.3	617.0	40%	190,700	165,900	15%
Southwest	15,699	12,743	23%	2,614.7	2,131.5	23%	166,600	167,300	—%
West	12,837	9,740	32%	4,349.9	2,972.8	46%	338,900	305,200	11%

	38,725	31,491	23%	$9,162.3	$6,885.9	33%	$236,600	$218,700	8%

	Sales Backlog

	As of September 30,

	Homes in Backlog			Value ($’s in Millions)			Average Selling Price

			%			%			%
	2003	2002	Change	2003	2002	Change	2003	2002	Change

Mid-Atlantic	1,602	1,253	28%	$370.9	$264.8	40%	$231,500	$211,300	10%
Midwest	981	916	7%	278.9	238.5	17%	284,300	260,400	9%
Southeast	1,823	1,669	9%	364.1	274.7	33%	199,700	164,600	21%
Southwest	6,676	5,186	29%	1,120.9	887.8	26%	167,900	171,200	(2)%
West	4,406	3,673	20%	1,518.6	1,159.4	31%	344,700	315,700	9%

	15,488	12,697	22%	$3,653.4	$2,825.2	29%	$235,900	$222,500	6%

	Homes Closed

	Fiscal Years Ended September 30,

				Home Sales Revenues
	Homes Closed			($’s in Millions)			Average Selling Price

			%			%			%
	2003	2002	Change	2003	2002	Change	2003	2002	Change

Mid-Atlantic	3,245	2,950	10%	$674.8	$625.7	8%	$208,000	$212,100	(2)%
Midwest	2,002	1,911	5%	513.2	488.7	5%	256,300	255,700	—%
Southeast	4,374	3,513	25%	773.9	595.8	30%	176,900	169,600	4%
Southwest	14,209	11,859	20%	2,381.5	1,997.3	19%	167,600	168,400	—%
West	12,104	9,528	27%	3,990.7	2,822.1	41%	329,700	296,200	11%

	35,934	29,761	21%	$8,334.1	$6,529.6	28%	$231,900	$219,400	6%

Homebuilding Operating Margin Analysis

	Percentages of
	Homebuilding
	Revenues

	Year Ended
	September 30,

	2003	2002

Gross profit	20.4%	19.0%
Selling, general and administrative expense	9.6	9.8
Interest and other expense	0.1	0.3

Income before income taxes	10.7%	8.9%

      The value of net new sales orders increased 33%, to $9,162.3 million (38,725 homes) in 2003 from $6,885.9 million (31,491 homes) in 2002. The value of net new sales orders increased in all of our five market regions, with the largest percentage increases occurring in the West and Southeast regions. The overall increase in the value of net new sales orders was due to generally strong housing demand throughout the majority of our markets and the Schuler acquisition. Excluding the fiscal 2003 activities of Schuler prior to the February 21, 2003 anniversary date of the acquisition, the value of net new sales orders increased 23%, to $8,452.9 million, and the number of net new sales orders increased 17%, to 36,706 homes. The average price of a net new sales order in 2003 was $236,600, up 8% over the $218,700 average in 2002. The increase in average selling price was due primarily to the increase in net new sales orders in the West region, to 33% of the total net new sales orders in 2003 from 31% of net new sales orders in 2002. In the West region, average selling prices are higher than in any of our other market regions.

      At September 30, 2003, the value of our backlog of sales orders was $3,653.4 million (15,488 homes), up 29% from $2,825.2 million (12,697 homes) at September 30, 2002. The average sales price of homes in backlog was $235,900 at September 30, 2003, up 6% from the $222,500 average at September 30, 2002. The value of our sales backlog increased in all five of our market regions, reflecting our continued execution of our growth strategies in each region and the generally strong demand for our homes in the majority of our markets.

      Revenues from home sales increased 28%, to $8,334.1 million (35,934 homes closed) in 2003 from $6,529.6 million (29,761 homes closed) in 2002. Revenues from home sales increased in all of our five market regions, with the largest percentage increases occurring in the West and Southeast regions. The increases in both revenues and homes closed were due to generally strong housing demand throughout the majority of our markets and the acquisition of Schuler. Excluding the fiscal 2003 activities of Schuler prior to the February 21, 2003 anniversary date of the acquisition, home sales revenues increased 20% to $7,856.0 million (34,410 homes closed) in 2003 from $6,529.6 million (29,761 homes closed) in 2002.

      The average selling price of homes we closed during 2003 was $231,900, up 6% from $219,400 in 2002. The increase in average selling price was due primarily to the increase in homes closed in the West region, to 34% of total homes closed in 2003 from 32% of homes closed in 2002. In the West region, average selling prices are higher than in any of our other market regions.

      Total homebuilding gross profit increased by 39%, to $1,746.3 million in 2003 from $1,260.8 million in 2002. Including sales of both homes and land/lots, total homebuilding gross profit as a percentage of homebuilding revenues increased 1.4 percentage points, to 20.4% in 2003, from 19.0% in 2002. Gross profit from home sales as a percentage of home sales revenues increased 1.5 percentage points, to 20.6% in 2003, from 19.1% in 2002. Most of the costs associated with the sales of inventory acquired in the Schuler acquisition, with lower gross margins as a result of purchase accounting adjustments that increased the acquired inventory to its fair value as of the date of acquisition, was recognized in 2002.

      Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 26%, to $817.0 million in 2003 from $646.8 million in 2002. As a percentage of revenues, SG&A expenses decreased 0.2 percentage points, to 9.6% in 2003 from 9.8% in 2002. The improvement in SG&A expenses as a percentage of revenues was primarily due to our cost control efforts and the increased leverage of fixed SG&A expenses achieved by the increase in homebuilding revenues.

      Interest incurred related to homebuilding debt increased by 20%, to $239.5 million in 2003 from $198.8 million in 2002. Our average homebuilding debt increased 14% in 2003 from 2002. During 2003 we incurred a full year of interest associated with the homebuilding debt acquired in the Schuler acquisition, which is fixed rate debt with higher interest rates than most of our other debt.

      We capitalize interest costs only to inventory under construction or development. During 2003 our inventory under construction or development exceeded our interest bearing debt; therefore, we capitalized all interest from homebuilding debt except for the unamortized discounts and fees related to debt we paid off prior to maturity. During 2002, we expensed the portion of the interest related to interest bearing debt in excess of our inventory under construction or development. Interest amortized to cost of sales increased by 61% to $219.4 million in 2003 from $136.2 million in 2002 while total cost of sales increased only 27% in 2003. The disproportionately large increase in interest to total cost of sales in 2003 as compared to 2002 was attributable to the 2002 closings related to the Schuler acquisition that had little or no capitalized interest associated with them.

      Other expense associated with homebuilding activities was $9.4 million in 2003, compared to $16.9 million in 2002. The expense in 2003 is primarily due to $11.8 million of minority interests in the income of our consolidated joint ventures. Additionally, $4.2 million of expense was recorded to write-down to estimated fair value the carrying amounts of our investments in start-up and emerging growth companies, which was offset by $3.6 million in interest income and a $1.8 million increase in the fair value of our interest rate swaps. The expense in 2002 was primarily due to a $12.3 million decline in the fair value of our interest rate swaps and a $6.6 million write-down to estimated fair value of the carrying amounts of our investments in start-up and emerging growth companies.

Results of Operations — Financial Services

Year Ended September 30, 2004 Compared to Year Ended September 30, 2003

	Year Ended September 30,

	2004	2003	% Change

	($’s In millions)
Number of loans originated	33,621	29,169	15%

Loan origination fees	$35.4	$33.1	7%
Sale of servicing rights and gains from sale of mortgages	87.5	91.5	(4)%
Other revenues	23.2	16.9	37%

Total mortgage banking revenues	146.1	141.5	3%
Title policy premiums, net	36.7	34.5	6%

Total revenues	182.8	176.0	4%
General and administrative expenses	121.0	98.3	23%
Interest expense	5.9	7.4	(20)%
Other (income)	(18.8)	(23.2)	(19)%

Income before income taxes	$74.7	$93.5	(20)%

	Percentages of
	Financial
	Services
	Revenues

	Year Ended
	September 30,

	2004	2003

General and administrative expense	66.2%	55.9%
Interest expense	3.2%	4.2%
Other (income)	(10.3)%	(13.2)%
Income before income taxes	40.9%	53.1%

      Revenues from the financial services segment increased 4%, to $182.8 million in 2004 from $176.0 million in 2003. The increase in financial services revenues was primarily due to an increase in the number of mortgage loan originations to customers of our homebuilding operations, offset by a decline in the average mortgage revenues earned per loan. The decrease in the average mortgage revenues earned per loan was primarily due to a shift in the product mix of mortgage loans originated and sold from higher margin fixed-rate loans to lower margin adjustable-rate loans, and increased competition due to excess capacity in the mortgage industry, which has reduced the margins on all mortgage loans.

      General and administrative expenses associated with financial services increased 23%, to $121.0 million in 2004 from $98.3 million in 2003. As a percentage of financial services revenues, general and administrative expenses increased by 10.3 percentage points, to 66.2% in 2004 from 55.9% in 2003. The increase in general and administrative expenses as a percentage of financial services revenue and the related decrease in income before income taxes were due primarily to the decline in average mortgage revenues earned per loan and increased costs associated with strengthening our financial services infrastructure to support our growing homebuilding business and expanding our mortgage operations into California.

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

	Year Ended September 30,

	2003	2002	% Change

	($’s In millions)
Number of loans originated	29,169	20,421	43%

Loan origination fees	$33.1	$22.3	48%
Sale of servicing rights and gains from sale of mortgages	91.5	55.1	66%
Other revenues	16.9	11.2	51%

Total mortgage banking revenues	141.5	88.6	60%
Title policy premiums, net	34.5	25.0	38%

Total revenues	176.0	113.6	55%
General and administrative expenses	98.3	67.8	45%
Interest expense	7.4	5.5	35%
Other (income)	(23.2)	(16.1)	44%

Income before income taxes	$93.5	$56.4	66%

	Percentages of
	Financial
	Services
	Revenues

	Year Ended
	September 30,

	2003	2002

General and administrative expense	55.9%	59.7%
Interest expense	4.2%	4.8%
Other (income)	(13.2)%	(14.2)%
Income before income taxes	53.1%	49.6%

      Revenues from the financial services segment increased 55%, to $176.0 million in 2003 from $113.6 million in 2002. The increase in financial services revenues was primarily due to an increase in the number of mortgage loan originations to customers of our homebuilding operations and an increase in the average mortgage revenues earned per loan.

      General and administrative expenses associated with financial services increased 45%, to $98.3 million in 2003 from $67.8 million in 2002. As a percentage of financial services revenues, general and administrative expenses decreased by 3.8 percentage points, to 55.9% in 2003 from 59.7% in 2002. The decrease in general and administrative expenses as a percentage of financial services revenue and the related increase in income before income taxes were due primarily to efficiencies realized with the increase in revenues generated from the increase in mortgage loans originated and the increase in revenues earned per loan.

Capital Resources and Liquidity

      We fund our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt or equity securities. As we utilize our capital resources and liquidity to fund the growth of our operations, we focus on maintaining strong balance sheet leverage ratios.

      At September 30, 2004, our ratio of homebuilding debt to total capital was 38.9%, an improvement of 1.1 percentage points from 40.0% at September 30, 2003. Homebuilding debt to total capital consists of homebuilding notes payable (net of cash) divided by total capital (homebuilding notes payable net of cash plus stockholders’ equity). Our stockholders’ equity to total assets ratio increased 2.5 percentage points, to 44.1% at September 30, 2004, from 41.6% at September 30, 2003.

      We believe that we will be able to continue to fund our homebuilding and financial services operations and our future cash needs (including debt maturities) through a combination of our existing cash resources, cash flows from operating activities, our existing credit facilities and the issuance of new debt securities through the public debt markets.

Homebuilding Capital Resources

      Cash — At September 30, 2004, our available homebuilding cash and cash equivalents amounted to $480.1 million.

      Bank Credit Facility — In March 2004, we restructured and amended our existing unsecured revolving credit facility, increasing it to $1.0 billion and extending its maturity to March 25, 2008. The new facility included a $350 million letter of credit sub-facility and an uncommitted $250 million accordion feature that permitted an increase in the facility. In June 2004, we exercised the accordion feature and obtained commitments from our lenders that increased the total size of the facility to $1.21 billion. The facility is guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.

      We had no outstanding cash borrowings on our homebuilding revolving credit facility at September 30, 2004 and 2003. Under the debt covenants associated with our revolving credit facility, our additional homebuilding borrowing capacity under the facility is limited to the lesser of the unused portion of the facility, $1.1 billion at September 30, 2004, or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on our revolving credit facility may not exceed certain percentages of the various categories of our unencumbered inventory. At September 30, 2004, the borrowing base arrangement would have limited our additional borrowing capacity from any source to $2.2 billion. At September 30, 2004, we were in compliance with all of the covenants, limitations and restrictions that form a part of our public debt obligations and our bank revolving credit facility.

      Shelf Registration Statements — At September 30, 2004, we had the capacity to issue new debt or equity securities amounting to $1.75 billion under our universal shelf registration statement. After the October 2004 issuance of $250 million of 4 7/8% Senior notes due 2010, our remaining capacity to issue new debt or equity securities was $1.5 billion. Also, at September 30, 2004, we had the capacity to issue approximately 22.5 million shares of common stock under our acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.

Financial Services Capital Resources

      Cash — At September 30, 2004, we had available financial services cash and cash equivalents of $37.9 million.

      Mortgage Warehouse Loan Facility — In April 2004, our wholly-owned mortgage company restructured and amended its mortgage warehouse loan facility, increasing the facility to $300 million and extending its maturity to April 8, 2005. This loan facility was amended on September 28, 2004 for a 30-day period, temporarily increasing the facility to $350 million to provide for increased year-end closing volume. At September 30, 2004, we had borrowings of $267.7 million outstanding under the mortgage warehouse facility.

      Commercial Paper Conduit Facility — Our wholly-owned mortgage company also has a $300 million commercial paper conduit facility (the “CP conduit facility”), which expires on June 29, 2006. The terms of the facility are renewable annually by the sponsoring banks. At September 30, 2004, $225.0 million had been drawn under the CP conduit facility.

      The mortgage warehouse loan facility and the CP conduit facility are not guaranteed by either the parent company or any of the subsidiaries that guarantee our homebuilding debt. Borrowings under both facilities are secured by certain mortgage loans held for sale. The mortgage loans pledged to secure the CP conduit facility are used as collateral for asset backed commercial paper issued by multi-seller conduits in the commercial paper market. At September 30, 2004, our total mortgage loans held for sale were $623.3 million. All mortgage company activities are financed with the mortgage warehouse facility, the CP conduit facility or internally generated funds. Both of the financial services’ credit facilities contain financial covenants with which we are in compliance.

Operating Cash Flow Activities

      During the year ended September 30, 2004, we used $422.5 million of cash in our operating activities, as compared to $423.3 million of cash provided by operations during the prior year, resulting in net cash provided from operating activities of $0.8 million for the two years ended September 30, 2004.

      Both the net cash used in operations in fiscal 2004 and the net cash provided by operations in fiscal 2003 were the result of cash provided from net income and increases in accounts payable and other liabilities, offset by cash used to increase inventories, mortgage loans held for sale and other assets, reflecting the growth of our homebuilding and financial services operations. The variance in operating cash flows from 2003 to 2004 is a direct result of our decision to invest $1.4 billion of cash to fund inventory growth in fiscal 2004 versus a $0.5 billion cash investment in inventory growth in fiscal 2003.

      A large portion of our cash invested in inventories represents purchases of land and lots that will be used to generate revenues and cash flows in future years. Since we control the amounts and timing of our investments in land and lots based on our inventory growth goals and our market opportunities, we believe that cash flows from operating activities before inventory additions is currently a better indicator of our liquidity.

Investing Cash Flow Activities

      In fiscal 2004 and 2003, cash used in investing activities represented net purchases of property and equipment, primarily model home furniture and office equipment. Such purchases are not significant relative to our total assets or cash flows, and they typically do not vary significantly from year to year.

Financing Cash Flow Activities

      The majority of our short-term financing needs are funded with cash generated from operations and funds available under our homebuilding and financial services credit facilities. Long-term financing needs are generally funded with the issuance of new senior unsecured debt securities through the public capital markets. Our homebuilding senior and senior subordinated notes are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.

      In January 2004, we issued $200 million of 5% senior notes due 2009. On June 15, 2004, we used the majority of the proceeds of the issue to repay at maturity the $150 million aggregate principal amount outstanding of our 8 3/8% senior notes.

      In July 2004, we issued $200 million of 6 1/8% senior notes due 2014. In September 2004, we issued $250 million of 5 5/8% senior notes due 2014. We used the proceeds from both of these offerings to reduce borrowings under our revolving credit facility.

      In October 2004, we issued $250 million of 4 7/8% senior notes due 2010. We used the proceeds from this offering for general corporate purposes, including land acquisition and development, home construction and homebuilding operations and other working capital needs.

      During fiscal 2004, our Board of Directors declared one quarterly cash dividend of $0.047 per common share (split-adjusted), and three quarterly cash dividends of $0.08 per common share, the last of which was paid on August 20, 2004 to stockholders of record on August 6, 2004. On October 14, 2004, our Board of Directors declared a cash dividend of $0.08 per common share, which was paid on November 2, 2004, to stockholders of record on October 26, 2004.

Changes in Capital Structure

      On December 1, 2003, our Board of Directors declared a three-for-two common stock split (effected as a 50% stock dividend), which was paid on January 12, 2004 to stockholders of record on December 22, 2003.

      On July 31, 2003, our Board of Directors authorized the repurchase of up to $200 million of our common stock and up to $200 million of our outstanding debt securities, as market conditions warrant. As of September 30, 2004 and 2003, we had $175.6 million remaining of the Board of Directors’ authorization for repurchases of common stock and $200 million remaining of the authorization for repurchases of debt securities.

Contractual Cash Obligations and Commercial Commitments

      Our primary contractual cash obligations for our homebuilding and financial services segments are payments under short-term and long-term debt agreements and lease payments under operating leases. Purchase obligations of our homebuilding segment represent specific performance requirements under lot option purchase agreements that may require us to purchase land contingent upon the land seller meeting certain obligations. We expect to fund our contractual obligations in the ordinary course of business through our operating cash flows, our homebuilding and financial services credit facilities and by issuing senior notes.

      Our future cash requirements for contractual obligations as of September 30, 2004 are presented below:

	Payments Due by Period

	Less Than			More Than
	1 Year	2-3 Years	4-5 Years	5 Years	Total

	(In millions)
Homebuilding:
Notes Payable	$247.3	$21.9	$1,038.8	$1,695.5	$3,003.5
Operating Leases	18.5	30.0	16.8	19.8	85.1
Purchase Obligations	84.0	39.5	4.6	—	128.1

Totals	$349.8	$91.4	$1,060.2	$1,715.3	$3,216.7

Financial Services:
Notes Payable	$492.7	$—	$—	$—	$492.7
Operating Leases	3.1	5.4	1.4	0.1	10.0

Totals	$495.8	$5.4	$1.4	$0.1	$502.7

      At September 30, 2004, our homebuilding operations had outstanding letters of credit of $133.8 million and surety bonds of $1,367.7 million, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

      To meet the financing needs of our customers, our mortgage operations extend interest rate lock commitments (“IRLCs”) to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific investor through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party investors.

      We manage interest rate risk related to our uncommitted IRLCs through the use of forward sales of mortgage-backed securities (“FMBS”) and the infrequent purchase of options on financial instruments. As of September 30, 2004, our IRLCs totaled $562.8 million, and we had approximately $117.0 million outstanding of FMBS and $432.6 million of best efforts whole loan delivery commitments related to our IRLCs.

Off-Balance Sheet Arrangements

      In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At September 30, 2004, we had $251.4 million in deposits to purchase land and lots with a total remaining purchase price of $4.9 billion, of which only $128.1 million is subject to specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations. Pursuant to FIN 46, we consolidated certain variable interest entities with assets of $153.7 million.

Land and Lot Position and Homes in Inventory

      At September 30, 2004, we controlled approximately 268,000 lots, 59% of which were lots under option or similar contracts. The following is a summary of our land/lot position at September 30:

	As of September 30,

	2004	2003

Finished lots owned	24,000	22,000
Lots under development owned	86,000	67,000

Total lots owned	110,000	89,000
Lots controlled under lot option and similar contracts	158,000	90,000

Total land/lots controlled	268,000	179,000

Percentage controlled under option	59%	50%

      The percentage of our lots controlled under option contracts increased during 2004 as our operating divisions used our position as a large, national homebuilder to negotiate favorable land acquisition terms that utilize our capital efficiently and mitigate our land ownership risks.

      At September 30, 2004, we had a total of approximately 24,000 homes under construction, including approximately 1,600 model homes and less than 200 unsold homes that had been completed for more than six months. At September 30, 2003, we had a total of approximately 21,000 homes under construction, including approximately 1,450 model homes and less than 300 unsold homes that had been completed for more than six months.

Inflation

      We and the homebuilding industry in general may be adversely affected during periods of high inflation, primarily because of higher land, financing, labor and material construction costs. In addition, higher mortgage interest rates can significantly affect the affordability of permanent mortgage financing to prospective homebuyers. We attempt to pass through to our customers any increases in our costs through increased sales prices and, to date, inflation has not had a material adverse effect on our results of operations. However, there is no assurance that inflation will not have a material adverse impact on our future results of operations.

Safe Harbor Statement and Risks

      Certain statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically include the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “projection,” “seek,” “strategy” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to known or unknown risks and uncertainties. As a result, actual results may differ materially from the results discussed in and anticipated by the forward-looking statements. The following cautionary discussion of risks and uncertainties relevant to our business includes factors we believe could adversely affect us. Other factors beyond those listed below could also adversely affect us.

•	General Economic, Real Estate and Other Conditions — The homebuilding industry is cyclical and is significantly affected by changes in general and local economic conditions, such as employment levels, housing demand, availability of financing for homebuyers, interest rates, consumer confidence and the effects of terrorist acts or threats or responses to them. Any oversupply of alternatives to new homes, such as rental properties and used homes, could depress new home prices and reduce our margins on the sale of new homes. Homebuilders are also subject to inventory risks related to anticipating consumer demand and supply and risks related to the availability and cost of land suitable for homebuilding, the availability and cost of materials and labor and adverse weather conditions and natural disasters. As a result, in the future, potential customers may be less willing or able to buy our homes, or we may take longer or incur more costs to build them. In addition, some home buyers may cancel or not honor their home sales contracts altogether.

•	Increases in Interest Rates or Decreases in Mortgage Availability — Virtually all of our customers finance their homes through lenders providing mortgage financing. Any future increases in interest rates, decreases in the availability of mortgage financing, or curtailment of the liquidity provided to the mortgage markets by Fannie Mae and Freddie Mac could adversely affect the ability of our customers to obtain financing. This could adversely affect sales of our homes by making our homes less affordable.

•	Governmental Regulations and Environmental Matters — We are subject to extensive and complex regulations that affect land development and home construction, including zoning, density and building standards. Such regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the costs of development or homebuilding. New housing developments can also be subject to assessments for public improvements and property taxes, which can be substantial. Laws and regulations relating to the protection of the environment can cause delays, increased costs of compliance and prohibitions or restrictions of development and homebuilding activity in environmentally sensitive areas. All of these factors can cause increases in the prices of our homes and adversely affect sales of our homes.

•	Competitive Conditions — The homebuilding industry is very competitive. In each of the markets we serve, we compete with other homebuilders for homebuyers, desirable properties, financing, raw materials and skilled labor. Competitive conditions in the homebuilding industry could result in difficulty in acquiring suitable land at acceptable prices, the need for increased selling incentives, lower sales or profit margins or delays in construction.

•	Warranty and Product Liability Claims — We are subject to home warranty and construction defect claims arising in the ordinary course of business. As a consequence, we maintain product liability insurance, obtain indemnities and certificates of insurance from subcontractors generally covering claims related to workmanship and materials and create warranty reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all of our warranty and construction defect claims in the future. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and availability of product liability insurance for construction defects is currently limited and costly. We have responded to the recent increases in insurance costs and coverage limitations by increasing our self-insured retentions and claim reserves. There can be no assurance that coverage will not be further restricted and become more costly.

•	Substantial Debt — We have a significant amount of debt. The amount of our debt could limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements. It could require us to use a substantial portion of our cash flow from operations for debt service rather than for other purposes. It could also limit our flexibility in planning for, or reacting to, changes in our business and make us more vulnerable in the event of a downturn in our business or in general economic conditions.

•	Availability of Capital — Our ability to grow our business and operations profitably is substantially dependent upon our ability to generate or obtain capital. Important sources of capital have included the sale of equity or debt and additional bank borrowings. Increases in interest rates, changes in our debt ratings by the national credit rating agencies, concerns by potential investors about the market or the economy, changing lending objectives of financial institutions, or further consolidation of financial institutions that lend to the homebuilding industry could increase our costs of borrowing or reduce the availability of funds necessary for us to achieve our strategic growth objectives. Moreover, the indentures for many of our outstanding notes contain provisions that may restrict the debt we may incur in the future.

•	Growth Strategies — Since 1993, we have acquired many homebuilding companies. Although we are currently focusing on internal growth, we may make strategic acquisitions of homebuilding companies in the future. Successful strategic acquisitions require the integration of operations and management and other efforts to realize the benefits that may be available. Although we believe that we have been successful in doing so in the past, we can give no assurance that, when we resume our acquisition activity, we will be able to successfully identify, acquire and integrate strategic acquisitions in the future. Moreover, we may not be able to implement successfully our operating and growth strategies within our existing markets.

      We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

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

      Our mortgage company is exposed to interest rate risk associated with its mortgage loan origination services. Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific investor through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party investors. Forward sales of mortgage-backed securities (“FMBS”) are used to protect uncommitted IRLCs against the risk of changes in interest rates. FMBS related to IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. FMBS related to funded, uncommitted loans are designated as fair value hedges, with changes in the value of the derivative instruments recognized in current earnings, along with changes in the value of the funded, uncommitted loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the years ended September 30, 2004, 2003 and 2002 was not significant, is recognized in current earnings. At September 30, 2004, total FMBS to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $144.0 million. Uncommitted IRLCs totaled approximately $130.1 million, the duration of which was less than six months and uncommitted mortgage loans held for sale totaled approximately $27.6 million. At September 30, 2004, the fair value of the FMBS and IRLCs was an insignificant amount.

      The following table sets forth, as of September 30, 2004, for our debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table sets forth the notional amounts, weighted average interest rates and estimated fair market value of our interest rate swaps.

	Year Ended September 30,							Fair market
								value @
	2005	2006	2007	2008	2009	Thereafter	Total	9/30/04

	($ In millions)
Debt:
Fixed rate	$245.5	$16.4	$5.5	$217.6	$821.2	$1,695.5	$3,001.7	$3,264.7
Average interest rate	10.34%	6.40%	5.80%	7.63%	7.62%	7.82%	7.95%
Variable rate	$494.5	$—	$—	$—	$—	$—	$494.5	$494.5
Average interest rate	2.56%	—	—	—	—	—	2.56%
Interest Rate Swaps:
Variable to fixed	$200.0	$200.0	$200.0	$200.0	$—	$—	$—	$(12.7)
Average pay rate	5.10%	5.10%	5.10%	5.02%	—	—	—
Average receive rate	90-day LIBOR

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

D.R. Horton, Inc.

      We have audited the accompanying consolidated balance sheets of D.R. Horton, Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of D.R. Horton, Inc. and subsidiaries at September 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

Fort Worth, Texas

November 19, 2004

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30,

	2004	2003

	(In millions)
ASSETS
Homebuilding:
Cash and cash equivalents	$480.1	$542.4
Inventories:
Construction in progress and finished homes	2,878.5	2,464.6
Residential lots — developed and under development	3,529.0	2,506.2
Land held for development	6.2	6.5
Consolidated land inventory not owned	153.7	105.0

	6,567.4	5,082.3
Property and equipment (net)	91.9	81.7
Earnest money deposits and other assets	576.6	436.7
Goodwill	578.9	578.9

	8,294.9	6,722.0

Financial Services:
Cash and cash equivalents	37.9	40.5
Mortgage loans held for sale	623.3	485.5
Other assets	29.1	31.4

	690.3	557.4

	$8,985.2	$7,279.4

LIABILITIES
Homebuilding:
Accounts payable	$453.9	$422.4
Accrued and other liabilities	888.2	709.5
Notes payable	3,006.5	2,565.2

	4,348.6	3,697.1

Financial Services:
Accounts payable and other liabilities	16.8	17.1
Notes payable to financial institutions	492.7	398.0

	509.5	415.1

	4,858.1	4,112.2

Minority interests	166.4	135.9

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 400,000,000 shares authorized, 236,028,696 shares issued and 233,375,896 shares outstanding at September 30, 2004 and 157,419,220 shares issued and 154,766,420 shares outstanding at September 30, 2003	2.4	1.6
Additional capital	1,599.9	1,581.7
Unearned compensation	—	(2.2)
Retained earnings	2,417.3	1,509.1
Treasury stock, 2,652,800 shares at September 30, 2004 and 2003, at cost	(58.9)	(58.9)

	3,960.7	3,031.3

	$8,985.2	$7,279.4

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,

	2004	2003	2002

	(In millions, except per share data)
Homebuilding:
Revenues:
Home sales	$10,491.1	$8,334.1	$6,529.6
Land/lot sales	166.9	218.0	95.6

	10,658.0	8,552.1	6,625.2
Cost of sales:
Home sales	8,094.7	6,621.2	5,282.1
Land/lot sales	102.6	184.6	82.3

	8,197.3	6,805.8	5,364.4
Gross profit:
Home sales	2,396.4	1,712.9	1,247.5
Land/lot sales	64.3	33.4	13.3

	2,460.7	1,746.3	1,260.8
Selling, general and administrative expense	959.0	817.0	646.8
Interest expense	3.4	5.2	6.0
Other (income) expense	(9.9)	9.4	16.9

	1,508.2	914.7	591.1

Financial Services:
Revenues	182.8	176.0	113.6
General and administrative expense	121.0	98.3	67.8
Interest expense	5.9	7.4	5.5
Other (income)	(18.8)	(23.2)	(16.1)

	74.7	93.5	56.4

INCOME BEFORE INCOME TAXES	1,582.9	1,008.2	647.5
Provision for income taxes	607.8	382.2	242.8

NET INCOME	$975.1	$626.0	$404.7

Basic net income per common share	$4.19	$2.81	$2.01

Net income per common share assuming dilution	$4.11	$2.73	$1.91

Cash dividends declared per share	$0.29	$0.18	$0.13

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Total
	Common	Additional	Unearned	Retained	Treasury	Stockholders’
	Stock	Capital	Compensation	Earnings	Stock	Equity

	(In millions, except common stock share data)
Balances at September 30, 2001 (76,901,511 shares)	$.8	$704.8	$—	$544.6	$—	$1,250.2

Net income	—	—	—	404.7	—	404.7
Issuances under D.R. Horton, Inc. employee benefit plans (18,460 shares)	—	.4	—	—	—	.4
Exercise of stock options (756,235 shares)	—	13.6	—	—	—	13.6
Fair value of unvested stock options issued in connection with an acquisition	—	10.4	(6.0)	—	—	4.4
Amortization of unvested stock options issued in connection with an acquisition over remaining vesting period	—	—	1.6	—	—	1.6
Cash dividends declared	—	—	—	(26.1)	—	(26.1)
Stock issued as partial consideration for acquisition (20,079,532 shares)	.2	620.9	—	—	—	621.1
Three-for-two stock split (48,749,353 shares)	.5	(.5)	—	—	—	—

Balances at September 30, 2002 (146,505,091 shares)	$1.5	$1,349.6	$(4.4)	$923.2	$—	$2,269.9

Net income	—	—	—	626.0	—	626.0
Issuances under D.R. Horton, Inc. employee benefit plans (40,736 shares)	—	.9	—	—	—	.9
Exercise of stock options (873,353 shares)	—	12.0	—	—	—	12.0
Amortization of unvested stock options issued in connection with an acquisition over remaining vesting period	—	—	2.2	—	—	2.2
Cash dividends declared	—	—	—	(40.1)	—	(40.1)
Treasury stock purchases (2,652,800 shares)	—	—	—	—	(58.9)	(58.9)
Conversion of convertible notes (10,000,040 shares)	.1	219.2	—	—	—	219.3

Balances at September 30, 2003 (154,766,420 shares)	$1.6	$1,581.7	$(2.2)	$1,509.1	$(58.9)	$3,031.3

Net income	—	—	—	975.1	—	975.1
Issuances under D.R. Horton, Inc. employee benefit plans (64,526 shares)	—	2.5	—	—	—	2.5
Exercise of stock options (1,033,582 shares)	—	16.5	—	—	—	16.5
Amortization of unvested stock options issued in connection with an acquisition over remaining vesting period	—	—	2.2	—	—	2.2
Cash dividends declared	—	—	—	(66.9)	—	(66.9)
Three-for-two stock split (77,511,368 shares)	.8	(.8)	—	—	—	—

Balances at September 30, 2004 (233,375,896 shares)	$2.4	$1,599.9	$—	$2,417.3	$(58.9)	$3,960.7

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2004	2003	2002

	(In millions)
OPERATING ACTIVITIES
Net income	$975.1	$626.0	$404.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	49.6	41.8	32.8
Amortization of debt discounts and fees	5.9	4.0	7.8
Changes in operating assets and liabilities:
Increase in inventories	(1,411.1)	(486.0)	(244.2)
(Increase) decrease in earnest money deposits and other assets	(95.3)	9.5	(92.3)
Increase in mortgage loans held for sale	(137.8)	(21.4)	(241.3)
Increase in accounts payable and other liabilities	191.1	249.4	41.9

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(422.5)	423.3	(90.6)

INVESTING ACTIVITIES
Net purchases of property and equipment	(55.2)	(48.6)	(39.3)
Net cash paid for acquisitions	—	—	(153.8)

NET CASH USED IN INVESTING ACTIVITIES	(55.2)	(48.6)	(193.1)

FINANCING ACTIVITIES
Proceeds from notes payable	2,879.5	1,945.4	3,138.1
Repayment of notes payable	(3,059.8)	(2,266.7)	(3,223.5)
Issuance of senior and senior subordinated notes payable	644.6	512.6	247.9
Repurchase of treasury stock	—	(58.9)	—
Proceeds from stock associated with certain employee benefit plans	15.4	11.6	12.4
Cash dividends paid	(66.9)	(40.1)	(26.1)

NET CASH PROVIDED BY FINANCING ACTIVITIES	412.8	103.9	148.8

(DECREASE) INCREASE IN CASH	(64.9)	478.6	(134.9)
Cash at beginning of year	582.9	104.3	239.2

Cash at end of year	$518.0	$582.9	$104.3

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$8.5	$12.0	$9.7

Income taxes paid	$614.4	$325.0	$302.4

Supplemental disclosures of noncash activities:
Notes payable assumed related to acquisitions	$—	$—	$802.2

Conversion of senior notes	$—	$219.3	$—

Issuance of common stock related to acquisitions	$—	$—	$621.1

Notes payable issued for inventory	$71.9	$102.3	$36.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The consolidated financial statements include the accounts of D. R. Horton, Inc. and its wholly-owned, majority-owned and controlled subsidiaries (the Company), as well as certain variable interest entities required to be consolidated pursuant to Interpretation No. 46 issued by the Financial Accounting Standards Board (“FASB”). All intercompany balances and transactions have been eliminated in consolidation.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reporting Segments

      The Company has two operating and reporting segments: Homebuilding and Financial Services. Homebuilding is the Company’s core business, generating 98% of consolidated revenues and 91% to 95% of consolidated income before income taxes in fiscal 2004, 2003 and 2002.

      The Company’s homebuilding segment is primarily engaged in the acquisition and development of land for residential purposes and the construction and sale of residential homes on such land, in 21 states and 63 markets in the United States. The homebuilding segment generates most of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.

      The Company’s financial services segment provides mortgage banking and title agency services principally to customers of the Company’s homebuilding segment. The Company does not retain or service the mortgages that it originates, but, rather, sells the mortgages and related servicing rights to investors. The financial services segment generates its revenue from originating and selling mortgages and collecting fees for title insurance agency and closing services.

      Assets, liabilities, revenues, expenses and operating income of the Company’s reporting segments are separately presented in the consolidated balance sheets and consolidated statements of income. The accounting policies of the reporting segments are described throughout this note.

Revenue Recognition

      Homebuilding revenue is recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. Virtually all homebuilding revenues are received in cash within two days of closing. Financial services revenues associated with the Company’s title operations are recognized as homes are closed, closing services are rendered and title insurance policies are issued, all of which generally occur simultaneously as each home is closed. The majority of the revenues associated with the Company’s mortgage operations is recognized when the mortgage loans and related servicing rights are sold to third-party investors. Origination fees, net of direct origination costs, are deferred and recognized as revenues, along with the associated gains or losses on the sale of the loans and related servicing rights, when the loans are sold to third-party investors.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Amounts in transit from title companies for home closings are included in cash.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories and Cost of Sales

      Finished inventories, inventories under construction or development or held for development are stated at accumulated costs, unless such costs would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are measured at fair value, less disposal costs.

      Inventory costs include land, land development and home construction costs, and interest and real estate taxes related to property under development and construction. Applicable direct overhead costs incurred after development projects or homes are substantially complete such as utilities, maintenance, and cleaning are charged to SG&A expense as incurred. All indirect overhead costs, such as compensation of construction superintendents, sales personnel and division and region management, advertising and builder’s risk insurance, are charged to SG&A expense as incurred.

      Land and development costs are allocated to individual residential lots on a pro-rata basis, and the cost of residential lots are transferred to construction in progress when home construction begins. Home construction costs are accumulated for each specific home.

      Cost of sales for homes closed includes the specific construction costs of each home, land acquisition and land development costs allocated to each home, closing costs and sales commissions paid to third parties, related interest and real estate taxes, and an estimate of future warranty and related costs for the homes closed.

      Each quarter, we review all components of our inventory for the purpose of determining whether recorded costs and costs required to complete each home or project are recoverable. If our review indicates that an impairment loss is required under the SFAS No. 144 guidelines, we estimate and record such loss to cost of sales in that quarter. To date, such impairment losses have been insignificant in the aggregate.

Interest

      The Company capitalizes interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, charged to cost of sales and expensed directly during the years ended September 30, 2004, 2003 and 2002:

	Year Ended September 30,

	2004	2003	2002

Capitalized interest, beginning of year	$168.4	$153.5	$96.9
Interest incurred — homebuilding	236.7	239.5	198.8
Interest expensed
Directly — homebuilding	(3.4)	(5.2)	(6.0)
Amortized to cost of sales	(249.0)	(219.4)	(136.2)

Capitalized interest, end of year	$152.7	$168.4	$153.5

Consolidated Land Inventory Not Owned

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” as amended (“FIN 46”). FIN 46 provides guidance for the financial accounting and reporting of interests in certain variable interest entities, which FIN 46 defines as certain business entities that either have equity investors with no voting rights or have equity investors that do not provide sufficient financial resources for the entities to support their activities. FIN 46 requires consolidation of such entities by any company that is subject to a majority of the risk of loss from the entities’ activities or is entitled to receive

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a majority of the entities’ residual returns or both, defined as the primary beneficiary of the variable interest entity.

      In the ordinary course of its homebuilding business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Under such option purchase contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of the Company’s option deposits are non-refundable. Certain non-refundable deposits are deemed to create a variable interest in a variable interest entity under the requirements of FIN 46. As such, certain of the Company’s option purchase contracts result in the acquisition of a variable interest in the entity holding the land parcel under option.

      In applying the provisions of FIN 46, the Company evaluates those land and lot option purchase contracts with variable interest entities to determine whether the Company is the primary beneficiary based upon analysis of the variability of the expected gains and losses of the entity. Based on this evaluation, if the Company is the primary beneficiary of an entity with which the Company has entered into a land or lot option purchase contract, the variable interest entity is consolidated.

      Since the Company owns no equity interest in any of the unaffiliated variable interest entities that it must consolidate pursuant to FIN 46, the Company generally has little or no control or influence over the operations of these entities or their owners. When the Company’s requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities have been assumed to be the remaining contractual purchase price of the land or lots the Company is purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots the Company has the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest entity.

      The consolidation of these variable interest entities added $153.7 million and $105.0 million in land inventory not owned and minority interests to the Company’s balance sheets at September 30, 2004 and 2003, respectively. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $17.2 million and $13.9 million and performance letters of credit, promissory notes and surety bonds totaling $3.3 million and $17.6 million, as of September 30, 2004 and 2003, respectively. Creditors, if any, of these variable interest entities have no recourse against the Company.

      Including the deposits with the variable interest entities above, the Company has deposits amounting to $251.4 million to purchase land and lots with a total remaining purchase price of $4.9 billion at September 30, 2004. For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is limited to the amounts of the Company’s option deposits, which totaled $217.2 million at September 30, 2004.

Property and Equipment

      Property and equipment is stated at cost less accumulated depreciation. Repairs and maintenance costs are expensed as incurred. Depreciation generally is recorded using the straight-line method over the estimated useful life of the asset. Depreciable lives for model home furniture typically range from 2 to 3 years, depreciable lives for office furniture and equipment typically range from 2 to 5 years, and depreciable lives for buildings and improvements typically range from 5 to 20 years. Accumulated depreciation was $118.1 million and $90.2 million as of September 30, 2004 and 2003, respectively. Depreciation expense was $43.7 million, $38.3 million and $30.4 million in fiscal 2004, 2003 and 2002, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets

      Potential impairments of long-lived assets are reviewed annually or when events and circumstances warrant an earlier review. In accordance with SFAS No. 144, impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.

Goodwill and Other Intangible Assets

      Goodwill represents the excess of purchase price over net assets acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective October 1, 2001. Upon the adoption of SFAS No. 142, goodwill is subject to an annual impairment test. Other intangible assets continue to be amortized over their useful lives. Goodwill is reviewed for potential impairment annually or when events and circumstances warrant an earlier review. Impairment is determined to exist when the estimated fair value of goodwill is less than its carrying value. The Company performed the required impairment tests during fiscal 2004, 2003 and 2002 and determined that no goodwill impairment existed.

      Accumulated amortization related to goodwill was $38.9 million at September 30, 2004 and 2003. Amortization of other intangible assets was $3.7 million, $1.2 million and $0.9 million in fiscal 2004, 2003 and 2002, respectively. The carrying values of other intangible assets as of September 30, 2004 and 2003 were $0 and $3.7 million, net of accumulated amortization of $5.8 million and $2.1 million, respectively.

Warranty Costs

      The Company provides its homebuyers a one-year comprehensive limited warranty for all parts and labor and a ten-year limited warranty for major construction defects. Since the Company subcontracts its homebuilding work to subcontractors who provide it with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty reserves have been established by charging cost of sales and crediting a warranty liability for each home delivered. The amounts charged are based on management’s estimate of expected warranty-related costs under all unexpired warranty obligation periods. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built. The following table sets forth the Company’s warranty reserve:

	September 30,

	2004	2003

	(In millions)
Warranty reserve, beginning of period	$73.1	$39.5
Warranties issued	54.9	45.0
Changes in reserves for pre-existing warranties	0.3	16.0
Settlements made	(32.3)	(27.4)

Warranty reserve, end of period	$96.0	$73.1

Insurance Claim Costs

      The Company has, and requires the majority of its subcontractors to have, general liability and workers compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. The Company reserves for costs to cover its self-insured and deductible amounts under those policies and for

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any costs of claims and lawsuits in excess of its coverage limits or not covered by such policies, based on an analysis of the Company’s historical claims which includes an estimate of claims incurred but not yet reported. Expenses related to such claims were approximately $80.9 million, $43.5 million, and $21.0 million in fiscal 2004, 2003, and 2002, respectively.

Minority Interests

      Through acquisitions, the Company has assumed several joint venture arrangements on construction projects whereby the Company is entitled to a percentage of the profits and/or losses. The Company has a controlling interest in these joint ventures, so their financial position and results of operations are consolidated in the Company’s financial statements and the partners’ equity positions are recorded as minority interests. Also, included in minority interests is the estimated fair value of all third-party interests in variable interest entities consolidated pursuant to FIN 46.

Advertising costs

      The Company expenses advertising costs as they are incurred. Advertising expense was approximately $64.3 million, $59.3 million and $46.7 million in fiscal 2004, 2003 and 2002, respectively.

Earnings Per Share

      Basic earnings per share is based upon the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share is based upon the weighted average number of shares of common stock and dilutive securities outstanding.

      On February 5, 2002, each of the Company’s 381,113 Zero Coupon Convertible Senior Notes outstanding first became eligible for conversion into 26.2391 shares of the Company’s common stock. These Convertible Senior Notes were convertible on any date as of which the average closing price of the Company’s common stock for the twenty preceding trading days exceeded the specified threshold of 110% of the accreted value of each note, divided by the conversion rate. The twenty-day average closing price of the Company’s common stock exceeded the specified threshold at the end of the March 31, 2002 and June 30, 2002 quarters and for a portion of the quarter ended June 30, 2003, which had the effect of increasing the denominator for diluted earnings per share. Also, the numerator for diluted earnings per share was increased by tax-effected interest expense and amortization of issuance costs associated with the Convertible Senior Notes for the March 31, 2002, June 30, 2002 and June 30, 2003 quarters. On May 27, 2003, the Company called the zero coupon convertible senior notes for redemption. The call for redemption gave the note holders the right to convert their notes into shares of our common stock or to redeem them for cash at their accreted value as of the redemption date. All of the notes were presented by June 26, 2003 for conversion into D.R. Horton common stock, and accordingly the Company issued approximately 10 million shares of common stock in exchange for the notes, whose total accreted value as of the conversion dates was approximately $214.1 million.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share:

	Year Ended September 30,

	2004	2003	2002

	(In millions)
Numerator:
Net income	$975.1	$626.0	$404.7
Effect of dilutive securities:
Interest expense and amortization of issuance costs associated with zero coupon convertible senior notes, net of applicable income taxes	—	0.9	2.1

Numerator for diluted earnings per share after assumed conversions	$975.1	$626.9	$406.8

Denominator:
Denominator for basic earnings per share — weighted average shares	232.8	222.8	201.4
Effect of dilutive securities:
Zero coupon convertible senior notes	—	3.4	7.5
Employee stock options	4.2	3.3	3.6

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	237.0	229.5	212.5

      In December 2003, the Company’s Board of Directors declared a three-for-two common stock split (effected as a 50% stock dividend), which was paid on January 12, 2004 to stockholders of record on December 22, 2003. The average share amounts presented above for the years ended September 30, 2003 and 2002 were restated to reflect the effects of the three-for-two stock split.

      Options to purchase 4.1 million shares of common stock at various prices were outstanding during fiscal 2002 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive. All options outstanding during fiscal 2004 and 2003 were included in the computation of diluted earnings per share.

Stock-Based Compensation

      The Company may, with the approval of the Compensation Committee of its Board of Directors, grant stock options for a fixed number of shares to employees. The Company accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company adopted the disclosure-only provisions as specified by the SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). The exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, and therefore no compensation expense is recognized for the initial grant. SFAS No. 123 and SFAS No. 148 require disclosure of pro forma net income and pro forma net income per share as if the fair value based method had been applied in measuring compensation expense for fiscal 2004, 2003 and 2002 for options granted after fiscal 1995.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the effect on net income and earnings per share as if the fair value based method had been applied:

	Year Ended September 30,

	2004	2003	2002

	(In millions, except per share
	data)
Net income as reported	$975.1	$626.0	$404.7
Add: Stock-based employee compensation expense included in reported net income, net of tax	1.3	1.4	1.0
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(7.1)	(5.7)	(3.7)

Pro forma net income	$969.3	$621.7	$402.0

Reported basic net income per share	$4.19	$2.81	$2.01

Pro forma basic net income per share	$4.16	$2.79	$2.00

Reported diluted net income per share	$4.11	$2.73	$1.91

Pro forma diluted net income per share	$4.09	$2.71	$1.90

      In December 2003, the Company’s Board of Directors declared a three-for-two common stock split (effected as a 50% stock dividend), which was paid on January 12, 2004 to stockholders of record on December 22, 2003. The net income per share amounts presented above for the years ended September 30, 2003 and 2002 were restated to reflect the effects of the three-for-two stock split.

Interest rate swaps

      The Company entered into two ten-year interest rate swap agreements in 1998 with a major United States bank under which it receives each quarter the London Inter-Bank Offered Rate (LIBOR) and pays a fixed amount that averages 5.1% on a total notional amount of $200 million. At the end of each quarter, the swaps’ market value will have changed depending upon the market’s current anticipation of quarterly LIBOR rate levels from the present until the swaps’ maturity in 2008. The swaps’ market values generally vary directly with changes in anticipated future LIBOR rates. The swaps do not qualify as cash-flow hedges under SFAS No. 133, so changes in the swaps’ fair value must be recorded in the consolidated statements of income. The fair values of the interest rate swaps were liabilities to the Company of $12.7 million at September 30, 2004 and $20.8 million at September 30, 2003, and are recorded in homebuilding other liabilities. Changes in their fair values are recorded in homebuilding other income or expense. During the years ended September 30, 2004, 2003 and 2002, the Company had gains related to the interest rate swaps of $8.1 million, $1.8 million and a loss of $12.3 million, respectively.

Mortgage loans

      Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Loans that have been closed but not committed to a third-party investor are matched with forward sales of mortgage backed securities (“FMBS”) that are designated as fair value hedges. Hedged loans are typically committed to third-party investors within three days of origination. All loans held for sale are carried at cost adjusted for changes in fair value after the date of designation of an effective hedge, based on either sale commitments or current market quotes. Any gain or loss on the sale of loans is recognized at the time of sale. As of September 30, 2004, the Company had $27.6 million in loans not committed to third-party investors which were hedged with $27.0 million of FMBS. During the

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended September 30, 2004, 2003 and 2002, the Company had net gains on sales of loans of $87.5 million, $91.5 million, and $55.1 million, respectively.

      The forward sales of mortgage-backed securities associated with uncommitted, funded loans are designated as fair value hedges of the risk of changes in the overall fair value of the related loans. Accordingly, changes in the value of the derivative instruments are recognized in current earnings, as are changes in the value of the loans. During the fiscal years ended September 30, 2004, 2003 and 2002, the Company’s net gains related to the ineffective portion of its fair value hedging instruments were insignificant. The net gains are included in financial services revenues.

Loan commitments

      To meet the financing needs of its customers, the Company is party to interest rate lock commitments (“IRLCs”) which are extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133 and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value with gains and losses recorded in current earnings. At September 30, 2004 and 2003, the Company’s IRLCs totaled $562.8 million and $458.7 million, respectively.

      The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments, forward sales of mortgage-backed securities and the infrequent purchase of options on financial instruments. These instruments are considered non-designated derivatives and are accounted for at fair market value with gains and losses recorded in current earnings. As of September 30, 2004 the Company had approximately $117.0 million outstanding of FMBS and $432.6 million of best efforts whole loan delivery commitments related to its IRLCs.

Recent Accounting Pronouncements

      In October 2004, the Financial Accounting Standards Board (“FASB”) announced that Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” would become effective for most publicly owned companies for interim or annual periods beginning after June 15, 2005. This Statement would require companies to record compensation expense for all share-based payments, such as employee stock options, at fair value. The FASB plans to issue SFAS No. 123R in its final form on or around December 15, 2004. The Company does not believe that the implementation of the provisions of SFAS No. 123R will have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassification

      Certain prior year balances have been reclassified to conform to the fiscal 2004 presentation.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE B — NOTES PAYABLE

      The Company’s notes payable at their principal amounts, net of unamortized discount or premium, as applicable, consist of the following:

	As of September 30,

	2004	2003

	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility due 2008	$—	$—
8 3/8% Senior notes due 2004, net	—	149.7
10 1/2% Senior notes due 2005, net	199.9	199.7
7 1/2% Senior notes due 2007	215.0	215.0
5% Senior notes due 2009, net	199.5	—
8% Senior notes due 2009, net	383.8	383.6
9 3/8% Senior notes due 2009, net	242.5	243.9
9 3/4% Senior subordinated notes due 2010, net	149.2	149.1
7 7/8% Senior notes due 2011, net	198.7	198.6
9 3/8% Senior subordinated notes due 2011, net	199.8	199.7
10 1/2% Senior subordinated notes due 2011, net	150.9	151.8
8 1/2% Senior notes due 2012, net	248.3	248.2
6 7/8% Senior notes due 2013	200.0	200.0
5 7/8% Senior notes due 2013	100.0	100.0
6 1/8% Senior notes due 2014, net	197.2	—
5 5/8% Senior notes due 2014, net	247.9	—
Other secured	73.8	125.9

	$3,006.5	$2,565.2

Financial Services:
Mortgage warehouse facility due 2005	$267.7	$148.0
Commercial paper conduit facility due 2006	225.0	250.0

	$492.7	$398.0

      The Company filed with the Securities and Exchange Commission a universal shelf registration statement registering $2 billion in debt and equity securities effective in August 2004. At September 30, 2004, the remaining capacity to issue new debt or equity securities amounted to $1.75 billion. After the October 2004 issuance of $250 million of 4 7/8% Senior notes due 2010, the remaining capacity to issue new debt or equity securities amounted to $1.5 billion.

      Maturities of consolidated notes payable, assuming the mortgage warehouse and commercial paper conduit facilities are not extended or renewed, are $740.0 million in 2005, $16.4 million in 2006, $5.5 million in 2007, $217.6 million in 2008, $821.2 million in 2009 and $1,695.5 million thereafter.

Homebuilding:

      In March 2004, the Company restructured and amended its existing unsecured revolving credit facility, increasing it to $1 billion and extending its maturity to March 25, 2008. The new facility included

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a $350 million letter of credit sub-facility and an uncommitted $250 million accordion feature that permitted an increase in the facility. In June 2004, the Company exercised the accordion feature and obtained commitments from its lenders that increased the total size of the facility to $1.21 billion. Borrowing capacity of this facility is reduced by the amount of letters of credit outstanding. At September 30, 2004, the Company had borrowing capacity from this facility of $1.1 billion. The facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of debt to tangible net worth and its senior unsecured debt rating. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees. The interest rates of the unsecured bank debt at September 30, 2004 and 2003 were 3.1% and 2.6%, respectively.

      Following is a summary of the key terms of each of the Company’s unsecured homebuilding notes payable outstanding as of September 30, 2004, including the annual effective interest rate of each series of notes, after giving effect to the amortization of deferred financing costs, discounts and premiums.

	Principal				Effective
Note Payable(1)	Amount	Date Issued	Date Due	Redeemable	Interest Rate

	(In millions)
10 1/2% Senior	$200.0	March/ June 2000	April 1, 2005	No	10.8%
7 1/2% Senior	$215.0	December 2002	December 1, 2007	No(3)	7.6%
5% Senior	$200.0	January 2004	January 15, 2009	No(3)	5.3%
8% Senior	$385.0	February 1999	February 1, 2009	No	8.3%
9 3/8% Senior	$235.0	Assumed from Schuler	July 15, 2009	Yes, on or after July 15, 2005(2)	8.4%
		February 2002
9 3/4% Senior subordinated	$150.0	September 2000	September 15, 2010	No	9.9%
7 7/8% Senior	$200.0	August 2001	August 15, 2011	No	8.0%
9 3/8% Senior subordinated	$200.0	March 2001	March 15, 2011	Yes, on or after March 15, 2006(2)	9.5%
10 1/2% Senior subordinated	$144.8	Assumed from Schuler	July 15, 2011	Yes, on or after July 15, 2006(2)	9.6%
		February 2002
8 1/2% Senior	$250.0	April 2002	April 15, 2012	Yes, on or after	8.6%
				April 15, 2007(2)(3)
6 7/8% Senior	$200.0	April 2003	May 1, 2013	No(3)	7.0%
5 7/8% Senior	$100.0	June 2003	July 1, 2013	Yes, on or after	5.9%
				July 1, 2008(2)(3)
6 1/8% Senior	$200.0	July 2004	January 15, 2014	No(3)	6.3%
5 5/8% Senior	$250.0	September 2004	September 15, 2014	No(3)	5.8%

(1)	Interest is payable semi-annually on each of the series of Senior and Senior Subordinated Notes.

(2)	Each series of notes that is redeemable may be redeemed at a price equal to 100% of the principal amount plus a premium declining ratably to par over a three-year period beginning on the date indicated.

(3)	The Company may only redeem up to 35% of the amount originally issued with the proceeds of public equity offerings at a redemption price equal to the principal amount plus a premium and accrued interest for up to three years after the date of issuance.

      All series of Senior Notes are senior obligations of the Company and rank pari passu in right of payment to all existing and future unsecured indebtedness of the Company, and senior to all existing and

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future indebtedness expressly subordinated to them. The Senior Subordinated Notes rank behind all existing and future Senior Notes and bank credit facilities. Both the Senior and Senior Subordinated Notes are guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Upon a change of control of the Company, holders of all series of the notes have the right to require the Company to redeem such notes at a price of 101% of the par amount, along with accrued and unpaid interest.

      The bank credit facilities and the indentures for the Senior and Senior Subordinated Notes contain covenants which, taken together, limit investments in inventory, stock repurchases, cash dividends and other restricted payments, incurrence of indebtedness, asset dispositions and creation of liens, and require certain levels of tangible net worth. At September 30, 2004, under the most restrictive covenants, the additional debt the Company could incur would be limited to $2.2 billion. Additionally, cash dividends paid on or repurchases of the Company’s common stock and other restricted payments are limited to an amount not to exceed, on a cumulative basis, 50% of consolidated net income, as defined, subject to certain other adjustments. Pursuant to the most restrictive of these requirements, the Company had approximately $789.9 million available for the payment of dividends and other restricted payments at September 30, 2004.

      The Company uses interest rate swap agreements to help manage a portion of its interest rate exposure. The agreements convert a notional amount of $200 million from a variable rate to a fixed rate. These agreements are cancelable by a third party during periods where LIBOR exceeds 7%. The agreements expire at dates through September, 2008. The Company does not expect non-performance by the counter-party, a major U.S. bank, and any losses incurred in the event of non-performance are not expected to be material. Net payments or receipts under these agreements are recorded as adjustments to interest incurred. As a result of these agreements, the Company’s net interest costs were increased by $7.5 million in 2004 and 2003 and $6.0 million in 2002.

Financial Services:

      The Company’s mortgage subsidiary restructured and amended its mortgage warehouse loan facility in April 2004, increasing the facility to $300 million and extending its maturity to April 8, 2005, at the 30-day LIBOR rate plus a fixed premium. Additionally, this loan facility was amended on September 28, 2004 for a 30-day period, temporarily increasing the facility to $350 million to provide for increased year-end closing volume. The mortgage warehouse facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of the Senior and Senior Subordinated Notes. The interest rates of the mortgage warehouse line payable at September 30, 2004 and 2003 were 2.7% and 2.2%, respectively.

      The Company’s mortgage subsidiary also has a $300 million commercial paper conduit facility (the “CP conduit facility”), which expires on June 29, 2006, the terms of which are renewable annually by the sponsoring banks. The CP conduit facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of the Senior and Senior Subordinated Notes. The mortgage loans pledged to secure the CP conduit facility are used as collateral for mortgage-backed securities sold in the secondary commercial paper markets. The interest rates of the CP conduit facility at September 30, 2004 and 2003 were 2.4% and 1.7%, respectively.

NOTE C — ACQUISITIONS

      On February 21, 2002, Schuler Homes, Inc. merged with and into D.R. Horton, Inc., with D.R. Horton the surviving corporation. At the time of the merger, Schuler’s assets amounted to $1,393.3 million, principally inventory. The total merger consideration of $1,821.4 million consisted of the issuance of 20,079,532 shares of D.R. Horton, Inc. common stock, valued at $30.93 per share (the average

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closing price of D.R. Horton common stock for a period of ten trading days from December 4, 2001 to December 17, 2001); the payment of $168.7 million in cash; the assumption of $802.2 million of Schuler’s debt, $238.2 million of which was paid at closing; the assumption of trade payables and other liabilities amounting to $218.7 million; and the assumption of $10.8 million of obligations to the Schuler entities’ minority interest holders. Also, D.R. Horton issued options to purchase approximately 527,000 shares of D.R. Horton common stock to Schuler employees to replace outstanding Schuler stock options. The fair value of the options issued was $10.4 million and was recorded as additional capital. The fair value of the unvested options issued was $6.0 million and was recorded as unearned compensation. The unearned compensation was amortized over the remaining vesting period of the stock options. The amount of goodwill acquired in the Schuler acquisition was $441.6 million of which $30.9 million is deductible for tax purposes. There were no other significant changes in goodwill during the years ended September 30, 2004, 2003 and 2002.

      The merger was treated as a purchase of Schuler by D.R. Horton for accounting purposes; therefore, Schuler assets acquired and liabilities assumed were recorded on the Company’s balance sheet at their fair market values as of February 21, 2002. Schuler’s results of operations from February 22, 2002 to September 30, 2002 are included in the Company’s results of operations for the year ended September 30, 2002.

      The following unaudited pro forma combined condensed financial data for the year ending September 30, 2002 were derived from the historical financial statements of D.R. Horton, Inc. and Schuler. The unaudited pro forma combined condensed financial data give effect to the merger with Schuler as if it had occurred at the beginning of the year ended September 30, 2002. Pro forma adjustments to the historical financial data reflect those that we deem appropriate and are factually supported based upon currently available information.

      The unaudited pro forma combined condensed financial data has been included for comparative purposes only and does not purport to show what the operating results would have been if the merger had been consummated as of the dates indicated and should not be construed as representative of future operating results.

Year Ended
September 30,
2002

(Unaudited)
(In millions except
per share data)
Revenues	$7,313.8
Net income	$436.7

Basic net income per common share	$1.99

Net income per share assuming dilution	$1.91

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — STOCKHOLDERS’ EQUITY

      At September 30, 2004, 236,028,696 shares of Common Stock were issued and 233,375,896 shares were outstanding. No shares of Preferred Stock were issued or outstanding. As of September 30, 2004, 13,009,236 and 13,303,170 shares of Common Stock were reserved for issuance pursuant to the D.R. Horton, Inc. Stock Incentive Plans and Employee Stock Purchase Plan, respectively.

      On December 1, 2003, the Board of Directors declared a three-for-two common stock split (effected as a 50% stock dividend), which was paid on January 12, 2004 to stockholders of record on December 22, 2003.

      The Company has a shelf registration statement with the Securities and Exchange Commission to issue, from time to time, up to 22.5 million shares of registered common stock in connection with future acquisitions.

      On July 31, 2003, the Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock and outstanding debt securities, as market conditions warrant. As of September 30, 2004 and 2003, the Company had $175.6 million remaining of the Board of Directors’ authorization for repurchases of common stock and $200 million remaining of the authorization for repurchases of debt securities.

NOTE E — PROVISION FOR INCOME TAXES

      The provision for income taxes includes the following components:

	Year Ended September 30,

	2004	2003	2002

	(In millions)
Current provision:
Federal	$561.5	$355.6	$248.8
State	96.0	48.2	26.7

	657.5	403.8	275.5

Deferred provision (benefit):
Federal	(45.7)	(19.6)	(29.9)
State	(4.0)	(2.0)	(2.8)

	(49.7)	(21.6)	(32.7)

Total provision for income taxes	$607.8	$382.2	$242.8

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These differences primarily relate to the following:

	As of September 30,

	2004	2003

	(In millions)
Deferred tax assets:
Capitalization of inventory costs	$96.1	$81.2
Warranty cost and other accruals	99.3	63.6
Fair value adjustment of Schuler notes	5.2	6.1
Change in value of interest rate swaps	4.8	8.0
Venture capital investment valuation allowances	5.9	6.7
Other	7.9	8.9

Total deferred tax assets	219.2	174.5
Deferred tax liabilities	38.8	44.8

Net deferred tax assets	$180.4	$129.7

      The net deferred tax assets are included in the balance sheet as other assets.

      The difference between income tax expense and tax computed by applying the federal statutory income tax rate of 35% to income before taxes is due to the following:

	Year Ended September 30,

	2004	2003	2002

	(In millions)
Income taxes at federal statutory rate	$554.0	$352.9	$226.6
Increase (decrease) in tax resulting from:
State income taxes, net	55.5	28.5	15.8
Other	(1.7)	0.8	0.4

Provision for income taxes	$607.8	$382.2	$242.8

NOTE F — EMPLOYEE BENEFIT PLANS

      The Company has a 401(k) plan for all Company employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing are at the discretion of the Company. Expenses for the plan were $7.5 million, $6.9 million and $6.0 million in fiscal 2004, 2003 and 2002, respectively.

      The Company’s Supplemental Executive Retirement Plan (“SERP”) is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death, or termination of employment with the Company. Under it, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company recorded $1.5 million, $0.9 million and $0.8 million of expense for this plan in fiscal 2004, 2003 and 2002, respectively.

      In June 2002, the Company established a new deferred compensation plan to a select group of employees. The participating employees designate investments for their contributions; however, the

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company is not required to invest the contributions in the designated investments. The Company records as expense the amount that the employee contributions would have earned had the funds been invested in the designated investments. The Company recorded $2.2 million, $1.3 million and $0.6 million of expense for this plan in fiscal 2004, 2003 and 2002, respectively.

      The Company’s Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the date of purchase. Under the terms of the plan, the total fair market value of the common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees of the Company purchased 64,526 shares for $2.5 million in fiscal 2004, 40,736 shares for $0.9 million in fiscal 2003 and 18,460 shares for $0.4 million in fiscal 2002.

      The Company Stock Incentive Plans provide for the granting of stock options to certain key employees of the Company to purchase shares of common stock. Options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. Options generally expire 10 years after the dates on which they were granted. Options generally vest over periods of 5 to 10 years. There were 459,185 and 3,205,962 shares available for future grants under the Plans at September 30, 2004 and 2003, respectively. The Company issued a three-for-two stock split on January 12, 2004. The amounts in the following table have been adjusted to reflect the effects of the stock splits.

      Activity under the Company Stock Incentive Plans are:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Stock Options
Outstanding at beginning of year	10,957,735	$8.95	13,179,387	$8.50	9,766,297	$5.57
Granted	3,599,000	28.80	90,000	13.68	5,290,819	12.66
Exercised	(1,154,461)	6.08	(1,310,063)	4.73	(1,522,895)	4.53
Canceled	(852,223)	11.24	(1,001,589)	9.03	(354,834)	6.77

Outstanding at end of year	12,550,051	$14.75	10,957,735	$8.95	13,179,387	$8.50

Exercisable at end of year	3,164,878	$7.75	2,970,256	$6.82	2,608,938	$5.22

      Exercise prices for options outstanding at September 30, 2004, ranged from $2.22 to $28.80.

      The weighted average remaining contractual lives of those options are:

	Outstanding			Exercisable

		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Remaining		Exercise	Remaining
Exercise Price Range	Options	Price	Contract Life	Options	Price	Contract Life

Less than $6	2,335,388	$4.35	3.3	1,091,842	$4.03	2.6
$6-$12	3,326,478	7.34	5.0	1,391,391	7.31	4.9
More than $12	6,888,185	21.86	8.7	681,645	14.62	7.8

Total	12,550,051	$14.75	6.7	3,164,878	$7.75	4.7

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average fair value of grants made in fiscal 2004, 2003 and 2002 was $16.45, $8.08 and $8.57 per share, respectively. The amounts for fiscal 2003 and 2002 have been adjusted for the three-for-two stock split (effected as a 50% stock dividend) of January 2004.

      The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2004	2003	2002

Risk free interest rate	4.38%	4.05%	4.66%
Expected life (in years)	7.18	6.63	7.0
Expected volatility	57.95%	67.66%	61.20%
Expected dividend yield	1.11%	1.42%	1.05%

NOTE G — FINANCIAL INSTRUMENTS

      The fair values of the Company’s financial instruments are based on quoted market prices, where available, or are estimated. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature, involve matters of judgment and therefore, cannot be determined with precision. Estimated fair values are significantly affected by the assumptions used. The Company’s methods and assumptions used in estimating fair values are described below.

      The carrying amounts of cash and cash equivalents, the mortgage warehouse facility, the commercial paper conduit facility and other secured notes payable as reported in the Company’s balance sheets approximate their fair values due to their short maturity or floating interest rate terms, as applicable.

      For the Senior and Senior Subordinated Notes, fair values represent quoted market prices. For our interest rate swaps, fair values represent market values as determined by the issuer of the swaps based upon the market’s current anticipation of future LIBOR rate levels. For mortgage loans held for sale, forward sales of mortgage backed securities and interest rate lock commitments, the fair values are estimated based on quoted market prices for similar financial instruments. The table below sets forth the carrying values and estimated fair values of the Company’s Senior and Senior Subordinated Notes, interest rate swaps, mortgage loans held for sale, forward sales of mortgage backed securities and interest rate lock commitments.

	September 30, 2004		September 30, 2003

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(In millions)
HOMEBUILDING:
Liabilities
Senior and Senior Subordinated Notes	$2,932.7	$3,192.7	$2,439.3	$2,616.6
Interest rate swaps	12.7	12.7	20.8	20.8
FINANCIAL SERVICES:
Assets
Mortgage loans held for sale	623.3	623.3	485.5	485.5
Forward sales of mortgage backed securities	(0.3)	(0.3)	(3.3)	(3.3)
Interest rate lock commitments	0.3	0.3	3.4	3.4

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H — COMMITMENTS AND CONTINGENCIES

      The Company is involved in lawsuits and other contingencies in the ordinary course of business. Management believes that, while the ultimate outcome of the contingencies cannot be predicted with certainty, the ultimate liability, if any, will not have a material adverse effect on the Company’s financial position.

      The Company has established reserves for contingencies occurring in the ordinary course of business, including warranty costs on closed homes and the expected costs of the self-insured portion of general liability and workers compensation insurance claims. The Company’s estimates of the amounts to be charged to these reserves are based on historical data and trends, including but not limited to costs relative to revenues, home closings and product types, and include estimates of the costs of unreported claims related to past operations. The Company’s total reserves for such items were $223.2 million and $137.2 million at September 30, 2004 and 2003, respectively.

      In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At September 30, 2004, the Company had cash deposits of $220.3 million, promissory notes of $9.8 million, and letters of credit and surety bonds of $21.3 million to purchase land and lots with a total remaining purchase price of $4.9 billion. Only $128.1 million of the $4.9 billion in land lot option purchase contracts contain specific performance clauses which will require the Company to purchase the land or lots. The majority of land and lots under contract are expected to be purchased within three years.

      Additionally, in the normal course of its business activities, the Company provides standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At September 30, 2004, outstanding standby letters of credit were $133.8 million and surety bonds were $1,367.7 million. The Company has an additional capacity of $236.9 million for standby letters of credit under its revolving credit facility.

      The Company leases office space and equipment under non-cancelable operating leases. Minimum annual lease payments under these leases at September 30, 2004 approximate (in millions):

2005	$21.6
2006	20.5
2007	14.9
2008	10.6
2009	7.6
Thereafter	19.9

$95.1

      Rent expense approximated $33.2 million, $27.7 million and $25.1 million for fiscal 2004, 2003 and 2002, respectively.

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

Consolidating Balance Sheet

September 30, 2004

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(In millions)
ASSETS
Cash and cash equivalents	$338.9	$131.6	$47.5	$—	$518.0
Advances to and investments in subsidiaries	5,384.5	182.4	—	(5,566.9)	—
Inventories	1,487.6	4,894.4	185.4	—	6,567.4
Property & equipment (net)	16.3	58.8	16.8	—	91.9
Earnest money deposits & other assets	256.3	299.8	49.6	—	605.7
Mortgage loans held for sale	—	—	623.3	—	623.3
Goodwill	—	578.9	—	—	578.9

Total Assets	$7,483.6	$6,145.9	$922.6	$(5,566.9)	$8,985.2

LIABILITIES & EQUITY
Accounts payable and other liabilities	$537.1	$772.3	$49.5	$—	$1,358.9
Advances from parent/subsidiaries	—	3,374.5	90.6	(3,465.1)	—
Notes payable	2,985.8	18.9	494.5	—	3,499.2

Total Liabilities	3,522.9	4,165.7	634.6	(3,465.1)	4,858.1

Minority interests	—	—	166.4	—	166.4

Total Equity	3,960.7	1,980.2	121.6	(2,101.8)	3,960.7

Total Liabilities & Equity	$7,483.6	$6,145.9	$922.6	$(5,566.9)	$8,985.2

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet

September 30, 2003

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(In millions)
ASSETS
Cash and cash equivalents	$196.1	$319.0	$67.8	$—	$582.9
Advances to and investments in subsidiaries	4,634.6	219.9	—	(4,854.5)	—
Inventories	957.8	3,921.3	203.2	—	5,082.3
Property & equipment (net)	13.3	51.4	17.0	—	81.7
Earnest money deposits & other assets	191.8	232.6	43.7	—	468.1
Mortgage loans held for sale	—	—	485.5	—	485.5
Goodwill	—	578.9	—	—	578.9

Total Assets	$5,993.6	$5,323.1	$817.2	$(4,854.5)	$7,279.4

LIABILITIES & EQUITY
Accounts payable and other liabilities	$450.7	$613.4	$84.9	$—	$1,149.0
Advances from parent/subsidiaries	—	2,999.9	91.1	(3,091.0)	—
Notes payable	2,511.6	44.5	407.1	—	2,963.2

Total Liabilities	2,962.3	3,657.8	583.1	(3,091.0)	4,112.2

Minority interests	—	—	135.9	—	135.9

Total Equity	3,031.3	1,665.3	98.2	(1,763.5)	3,031.3

Total Liabilities & Equity	$5,993.6	$5,323.1	$817.2	$(4,854.5)	$7,279.4

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income

Year Ended September 30, 2004

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(In millions)
Homebuilding:
Revenues:
Home sales	$1,885.2	$8,489.4	$116.5	$—	$10,491.1
Land/lot sales	14.9	152.0	—	—	166.9

	1,900.1	8,641.4	116.5	—	10,658.0
Cost of sales:
Home sales	1,376.6	6,633.8	84.3	—	8,094.7
Land/lot sales	12.0	90.6	—	—	102.6

	1,388.6	6,724.4	84.3	—	8,197.3
Gross profit:
Home sales	508.6	1,855.6	32.2	—	2,396.4
Land/lot sales	2.9	61.4	—	—	64.3

	511.5	1,917.0	32.2	—	2,460.7
Selling, general & administrative expense	342.2	594.7	10.2	11.9	959.0
Interest expense	3.0	0.1	0.3	—	3.4
Other (income) expense	(1,416.6)	(12.4)	7.3	1,411.8	(9.9)

	1,582.9	1,334.6	14.4	(1,423.7)	1,508.2

Financial services:
Revenues	—	—	182.8	—	182.8
General & administrative expense	—	—	132.9	(11.9)	121.0
Interest expense	—	—	5.9	—	5.9
Other (income)	—	—	(18.8)	—	(18.8)

	—	—	62.8	11.9	74.7

Income before income taxes	1,582.9	1,334.6	77.2	(1,411.8)	1,582.9
Provision for income taxes	607.8	512.4	29.7	(542.1)	607.8

Net income	$975.1	$822.2	$47.5	$(869.7)	$975.1

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income

Year Ended September 30, 2003

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(In millions)
Homebuilding:
Revenues:
Home sales	$1,296.9	$6,833.6	$203.6	$—	$8,334.1
Land/lot sales	16.6	199.0	2.4	—	218.0

	1,313.5	7,032.6	206.0	—	8,552.1
Cost of sales:
Home sales	1,033.0	5,440.9	147.7	(0.4)	6,621.2
Land/lot sales	19.0	163.2	2.4	—	184.6

	1,052.0	5,604.1	150.1	(0.4)	6,805.8
Gross profit:
Home sales	263.9	1,392.7	55.9	0.4	1,712.9
Land/lot sales	(2.4)	35.8	—	—	33.4

	261.5	1,428.5	55.9	0.4	1,746.3
Selling, general & administrative expense	260.5	524.0	20.8	11.7	817.0
Interest expense	3.5	(0.3)	2.0	—	5.2
Other (income) expense	(1,010.7)	(4.6)	14.6	1,010.1	9.4

	1,008.2	909.4	18.5	(1,021.4)	914.7

Financial services:
Revenues	—	—	176.0	—	176.0
General & administrative expense	—	—	110.0	(11.7)	98.3
Interest expense	—	—	7.4	—	7.4
Other (income)	—	—	(23.2)	—	(23.2)

	—	—	81.8	11.7	93.5

Income before income taxes	1,008.2	909.4	100.3	(1,009.7)	1,008.2
Provision for income taxes	382.2	344.8	38.0	(382.8)	382.2

Net income	$626.0	$564.6	$62.3	$(626.9)	$626.0

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income

Year Ended September 30, 2002

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(In millions)
Homebuilding:
Revenues:
Home sales	$959.4	$5,496.2	$74.0	$—	$6,529.6
Land/lot sales	6.8	77.3	11.5	—	95.6

	966.2	5,573.5	85.5	—	6,625.2
Cost of sales:
Home sales	742.8	4,482.6	57.0	(0.3)	5,282.1
Land/lot sales	6.2	65.6	10.5	—	82.3

	749.0	4,548.2	67.5	(0.3)	5,364.4
Gross profit:
Home sales	216.6	1,013.6	17.0	0.3	1,247.5
Land/lot sales	0.6	11.7	1.0	—	13.3

	217.2	1,025.3	18.0	0.3	1,260.8
General & administrative expense	180.1	451.6	7.7	7.4	646.8
Interest expense	3.9	0.6	1.5	—	6.0
Other (income) expense	(614.3)	(3.3)	7.0	627.5	16.9

	647.5	576.4	1.8	(634.6)	591.1

Financial services:
Revenues	—	—	113.6	—	113.6
General & administrative expense	—	—	75.2	(7.4)	67.8
Interest expense	—	—	5.5	—	5.5
Other (income)	—	—	(16.1)	—	(16.1)

	—	—	49.0	7.4	56.4

Income before income taxes	647.5	576.4	50.8	(627.2)	647.5
Provision for income taxes	242.8	216.1	19.1	(235.2)	242.8

Net income	$404.7	$360.3	$31.7	$(392.0)	$404.7

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

Year Ended September 30, 2004

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(In millions)
OPERATING ACTIVITIES
Net income	$975.1	$822.2	$47.5	$(869.7)	$975.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8.2	37.9	3.5	—	49.6
Amortization of debt discounts and fees	5.9	—	—	—	5.9
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(459.9)	(971.1)	19.9	—	(1,411.1)
Increase in earnest money deposits and other assets	(19.7)	(71.0)	(4.6)	—	(95.3)
Increase in mortgage loans held for sale	—	—	(137.8)	—	(137.8)
Increase (decrease) in accounts payable and other liabilities	39.3	158.8	(7.0)	—	191.1

Net cash provided by (used in) operating activities	548.9	(23.2)	(78.5)	(869.7)	(422.5)

INVESTING ACTIVITIES
Net purchases of property and equipment	(9.1)	(41.6)	(4.5)	—	(55.2)

Net cash used in investing activities	(9.1)	(41.6)	(4.5)	—	(55.2)

FINANCING ACTIVITIES
Net change in notes payable	404.1	(29.8)	90.0	—	464.3
Increase (decrease) in intercompany payables	(749.6)	407.2	(27.3)	369.7	—
Proceeds from stock associated with certain employee benefit plans	15.4	—	—	—	15.4
Cash dividends/distributions paid	(66.9)	(500.0)	—	500.0	(66.9)

Net cash (used in) provided by financing activities	(397.0)	(122.6)	62.7	869.7	412.8

Increase in cash	142.8	(187.4)	(20.3)	—	(64.9)
Cash at beginning of year	196.1	319.0	67.8	—	582.9

Cash at end of year	$338.9	$131.6	$47.5	$—	$518.0

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

Year Ended September 30, 2003

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(In millions)
OPERATING ACTIVITIES
Net income	$626.0	$564.6	$62.3	$(626.9)	$626.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7.0	31.1	3.7	—	41.8
Amortization of debt discounts and fees	4.0	—	—	—	4.0
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(218.6)	(303.7)	36.7	(0.4)	(486.0)
(Increase) decrease in earnest money deposits and other assets	47.1	(26.6)	(6.3)	(4.7)	9.5
Increase in mortgage loans held for sale	—	—	(21.4)	—	(21.4)
Increase in accounts payable and other liabilities	86.2	138.8	24.3	0.1	249.4

Net cash provided by operating activities	551.7	404.2	99.3	(631.9)	423.3

INVESTING ACTIVITIES
Investment in consolidated subsidiaries	(216.1)	—	—	216.1	—
Net purchases of property and equipment	(7.1)	(25.9)	(15.6)	—	(48.6)

Net cash used in investing activities	(223.2)	(25.9)	(15.6)	216.1	(48.6)

FINANCING ACTIVITIES
Net change in notes payable	227.1	(17.4)	(18.4)	—	191.3
Increase (decrease) in intercompany payables	(272.1)	207.8	(21.5)	85.8	—
Purchase of treasury stock	(58.9)	—	—	—	(58.9)
Proceeds from stock associated with certain employee benefit plans	11.6	—	—	—	11.6
Cash dividends/distributions paid	(40.1)	(330.0)	—	330.0	(40.1)

Net cash (used in) provided by financing activities	(132.4)	(139.6)	(39.9)	415.8	103.9

Increase in cash	196.1	238.7	43.8	—	478.6
Cash at beginning of year	—	80.3	24.0	—	104.3

Cash at end of year	$196.1	$319.0	$67.8	$—	$582.9

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows

Year Ended September 30, 2002

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(In millions)
OPERATING ACTIVITIES
Net income	$404.7	$360.3	$31.7	$(392.0)	$404.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4.7	26.0	2.1	—	32.8
Amortization of debt discounts and fees	7.8	—	—	—	7.8
Changes in operating assets and liabilities:
Increase in inventories	(123.4)	(73.7)	(47.1)	—	(244.2)
(Increase) decrease in earnest money deposits and other assets	(100.0)	23.5	(10.9)	(4.9)	(92.3)
Increase in mortgage loans held for sale	—	—	(241.3)	—	(241.3)
Increase (decrease) in accounts payable and other liabilities	78.3	(59.6)	23.2	—	41.9

Net cash provided by (used in) operating activities	272.1	276.5	(242.3)	(396.9)	(90.6)

INVESTING ACTIVITIES
Net purchases of property and equipment	(5.8)	(30.4)	(3.1)	—	(39.3)
Investment in consolidated subsidiaries	(146.5)	—	—	146.5	—
Net cash paid for acquisitions	—	(153.8)	—	—	(153.8)

Net cash used in investing activities	(152.3)	(184.2)	(3.1)	146.5	(193.1)

FINANCING ACTIVITIES
Net change in notes payable	215.1	(257.6)	200.2	4.8	162.5
Increase (decrease) in intercompany payables	(321.2)	339.0	60.5	(78.3)	—
Proceeds from stock associated with certain employee benefit plans	12.4	—	—	—	12.4
Cash dividends/distributions paid	(26.1)	(323.9)	—	323.9	(26.1)

Net cash (used in) provided by financing activities	(119.8)	(242.5)	260.7	250.4	148.8

Increase (decrease) in cash	—	(150.2)	15.3	—	(134.9)
Cash at beginning of year	—	230.5	8.7	—	239.2

Cash at end of year	$—	$80.3	$24.0	$—	$104.3

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE J — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Quarterly results of operations are (in millions, except for per share amounts):

	Fiscal 2004
	Three Months Ended

	September 30	June 30	March 31	December 31

Revenues	$3,510.6	$2,790.4	$2,335.3	$2,204.5
Gross profit	824.5	625.8	517.1	493.3
Net income	349.6	251.3	188.6	185.6
Basic earnings per common share(1)	1.50	1.08	0.81	0.80
Diluted earnings per common share(1)	1.47	1.06	0.80	0.78

	Fiscal 2003
	Three Months Ended

	September 30	June 30	March 31	December 31

Revenues	$2,862.2	$2,212.4	$1,908.5	$1,744.9
Gross profit	595.9	439.9	372.4	338.2
Net income	230.7	155.6	127.8	111.8
Basic earnings per common share(1)	0.99	0.71	0.58	0.51
Diluted earnings per common share(1)	0.98	0.66	0.57	0.50

(1)	All basic and diluted share amounts presented above have been restated to reflect the effects of the three-for-two stock split (effected as a 50% stock dividend) of January 12, 2004.

NOTE K — TRANSACTIONS WITH RELATED PARTIES

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

NOTE L — SUBSEQUENT EVENT

      In October 2004, the Company issued $250 million principal amount of 4 7/8% Senior notes due 2010. The notes, which are due January 15, 2010, with interest payable semi-annually, represent unsecured obligations of the Company. The Company used the proceeds from the borrowings for general corporate purposes, including land acquisition and development, home construction and homebuilding operations and other working capital needs.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.	CONTROLS AND PROCEDURES

      The Company’s management has long recognized its responsibilities for developing, implementing and monitoring effective and efficient internal controls and procedures. As part of those responsibilities, as of September 30, 2004 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is set forth under the caption “Election of Directors” at pages 3 through 6 and the caption: “Section 16(a) Beneficial Ownership Reporting Compliance” at page 34, of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on January 27, 2005 and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

      The information required by this item is set forth under the caption “Executive Compensation” at page 22 through “Compensation Committee Interlocks and Insider Participation” at page 26 of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on January 27, 2005 and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item is set forth under the caption (i) “Beneficial Ownership of Common Stock” at page 21 through “Compensation Committee Interlocks and Insider Participation,” at page 26 and (ii) “Securities Authorized for Issuance Under Equity Compensation Plans” at page 20 of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on January 27, 2005 and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is set forth under the caption “Executive Compensation — Transactions with Management” at pages 25 through 26 of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on January 27, 2005 and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information required by this item is set forth under the caption “Audit Fees and All Other Fees” at page 33 of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on January 27, 2005 and incorporated herein by reference.

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

3.	and 15.(c) Exhibits:

Exhibit
Number		Exhibit

2.1		Agreement and Plan of Merger, dated as of December 18, 1997, by and between the Registrant and Continental Homes Holding Corp. The Registrant agrees to furnish supplementally a copy of omitted schedules to the SEC upon request(1)
2.2		Agreement and Plan of Merger, dated as of October 22, 2001, as amended on November 8, 2001, by and between the Registrant and Schuler Homes, Inc. The Registrant agrees to furnish supplementally a copy of omitted schedules to the SEC upon request(2)
3.1		Amended and Restated Certificate of Incorporation, as amended(3)
3	.1(a)	Amendment to Amended and Restated Certificate of Incorporation(3.a)
3.2		Amended and Restated Bylaws(4)
4.1		See Exhibits 3.1, 3.1(a) and 3.2
4.2		Indenture, dated as of June 9, 1997, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(5)
4.3		First Supplemental Indenture, dated as of June 9, 1997, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(6)
4.4		Second Supplemental Indenture, dated as of September 30, 1997, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(7)
4.5		Third Supplemental Indenture, dated as of April 17, 1998, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(8)
4.6		Fourth Supplemental Indenture, dated as of April 20, 1998, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(9)
4.7		Fifth Supplemental Indenture, dated as of August 31, 1998, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(10)
4.8		Sixth Supplemental Indenture, dated as of February 4, 1999, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(11)
4.9		Seventh Supplemental Indenture, dated as of August 31, 1999, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(12)
4.10		Eighth Supplemental Indenture, dated as of March 21, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(13)
4.11		Ninth Supplemental Indenture, dated as of March 31, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(14)
4.12		Tenth Supplemental Indenture, dated as of June 5, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(15)

Exhibit
Number	Exhibit

4.13	Eleventh Supplemental Indenture, dated as of May 11, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(16)
4.14	Twelfth Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(17)
4.15	Thirteenth Supplemental Indenture, dated as of August 15, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(18)
4.16	Fourteenth Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 8.375% Senior Notes due 2004, 10.5% Senior Notes due 2005, 8% Senior Notes due 2009, 7.875% Senior Notes due 2011 and Zero Coupon Convertible Senior Notes due 2021(62)
4.17	Indenture, dated as of September 11, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(19)
4.18	First Supplemental Indenture, dated as of September 11, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(20)
4.19	Second Supplemental Indenture, dated as of March 12, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(21)
4.20	Third Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(22)
4.21	Fourth Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 9.75% Senior Subordinated Notes due 2010 and 9.375% Senior Subordinated Notes due 2011(63)
4.22	Indenture, dated as of April 15, 1996, between Continental Homes Holding Corp. (“Continental”) and First Union National Bank, as Trustee(23)
4.23	First Supplemental Indenture, dated as of April 20, 1998, among the Registrant, the guarantors named therein and First Union National Bank, as Trustee(24)
4.24	Second Supplemental Indenture, dated as of August 31, 1998, among the Registrant, the guarantors named therein and First Union National Bank, as Trustee(25)
4.25	Third Supplemental Indenture, dated as of August 31, 1999, among the Registrant, the guarantors named therein and First Union National Bank, as Trustee(26)
4.26	Fourth Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the guarantors named therein and First Union National Bank, as Trustee(27)
4.27	Fifth Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the guarantors named therein and First Union National Bank, as trustee, relating to the 10% Senior Notes due 2006(64)
4.28	Indenture, dated as of May 6, 1998, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008(50)
4.29	First Supplemental Indenture, dated as of February 26, 1999, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008(51)
4.30	Second Supplemental Indenture, dated as of July 15, 1999, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008(52)

Exhibit
Number	Exhibit

4.31	Third Supplemental Indenture, dated as of June 27, 2000, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008(53)
4.32	Fourth Supplemental Indenture, dated as of October 20, 2000, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008(54)
4.33	Fifth Supplemental Indenture, dated as of June 21, 2001, among Schuler Residential, Inc. (formerly known as Schuler Homes, Inc.), Schuler Homes, Inc., the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008(55)
4.34	Sixth Supplemental Indenture, dated as of October 4, 2001, among Schuler Homes, Inc., the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008(56)
4.35	Seventh Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the guarantors named therein and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as trustee, relating to the 9% Senior Notes due 2008(57)
4.36	Indenture, dated as of June 28, 2001, among Schuler Homes, Inc., the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, relating to the 9.375% Senior Notes due 2009(58)
4.37	First Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, relating to the 9.375% Senior Notes due 2009(59)
4.38	Indenture, dated as of June 28, 2001, among Schuler Homes, Inc., the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, relating to the 10.5% Senior Subordinated Notes due 2011(60)
4.39	First Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, relating to the 10.5% Senior Subordinated Notes due 2011(61)
4.40	Indenture, dated as of April 11, 2002, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to senior debt securities of the Registrant(65)
4.41	First Supplemental Indenture, dated as of April 11, 2002, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 8.5% Senior Notes due 2012(66)
4.42	Registration Rights Agreement, dated as of April 11, 2002, among the Registrant, the guarantors named therein and Salomon Smith Barney Inc. Banc of America Securities LLC, Credit Lyonnais Securities (USA) Inc. and Fleet Securities, Inc., relating to the 8.5% Senior Notes due 2012(67)
4.43	Fifteenth Supplemental Indenture, dated December 3, 2002, by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 7.5% Senior Notes due 2007 issued by the Company(81)
4.44	Sixteenth Supplemental Indenture, dated April 17, 2003, by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 6.875% Senior Notes due 2013 issued by the Company(82)
4.45	Seventeenth Supplemental Indenture, dated June 25, 2003, by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 5.875% Senior Notes due 2013 issued by the Company(83)
4.46	Eighteenth Supplemental Indenture, dated January 13, 2004, by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 5.0% Senior Notes due 2009 issued by the Company(91)

Exhibit
Number		Exhibit

4.47		Nineteenth Supplemental Indenture, dated July 12, 2004, by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 6.125% Senior Notes due 2014 issued by the Company(92)
4.48		Twentieth Supplemental Indenture, dated September 21, 2004, by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 5.625% Senior Notes due 2014 issued by the Company(93)
4.49		Twenty-First Supplemental Indenture, dated October 15, 2004, by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 4.875% Senior Notes due 2010 issued by the Company(94)
10.1		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and schedules of substantially identical documents(28)
10.2		D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated(29)(30)
10	.2a	Amendment No. 1 to 1991 Stock Incentive Plan, as amended and restated(30)(31)
10.3		Form of Non-Qualified Stock Option Agreement (Term Vesting)(30)(32)
10.4		Form of Non-Qualified Stock Option Agreement (Performance Vesting)(30)(33)
10.5		Form of Incentive Stock Option Agreement (Term Vesting)(30)(33)
10.6		Form of Incentive Stock Option Agreement (Performance Vesting)(30)(33)
10.7		Form of Restricted Stock Agreement (Term Vesting)(30)(33)
10.8		Form of Restricted Stock Agreement (Performance Vesting)(30)(33)
10.9		Form of Stock Appreciation Right Agreement (Term Vesting)(30)(33)
10.10		Form of Stock Appreciation Right Agreement (Performance Vesting)(30)(33)
10.11		Form of Stock Appreciation Right Notification (Tandem)(30)(33)
10.12		Form of Performance Share Notification(30)(33)
10.13		Form of Performance Unit Notification(30)(33)
10.14		D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 1(30)(34)
10.15		D.R. Horton, Inc. Supplemental Executive Retirement Trust No. 1(30)(34)
10.16		D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 2(30)(34)
10.17		Continental Homes Holding Corp. 1988 Stock Incentive Plan (as amended and restated June 20, 1997)(30)(35)
10.18		Restated Continental Homes Holding Corp. 1986 Stock Incentive Plan, and the First Amendment thereto dated June 17, 1987(30)(36)
10.19		Form of Stock Option Agreement pursuant to Continental’s 1986 and 1988 Stock Incentive Plans(30)(37)
10.20		The D.R. Horton, Inc. 2000 Incentive Bonus Plan(30)(38)
10.21		First Amendment to Non-Qualified Stock Option Agreements, dated as of March 15, 2000, between the Registrant and Richard Beckwitt(30)(39)
10.22		Letter Agreement concerning partial bonus under Incentive Bonus Plan, dated March 15, 2000, between the Registrant and Richard Beckwitt(30)(40)
10.23		Limited Partnership Agreement of Encore Venture Partners II (Texas), L.P., dated as of March 21, 2000, among GP-Encore, Inc. (formerly, Encore I, Inc.), Encore II, Inc., EVP Capital, L.P. (formerly, Encore Capital (Texas), L.P.) and Richard Beckwitt(30)(41)
10.24		Agreement for Termination of, and Withdrawal from, Partnership, dated as of June 30, 2001, among Encore Venture Partners II (Texas), L.P., EVP Capital, L.P., Encore Management, LLC, Richard Beckwitt, GP-Encore, Inc. and Encore II, Inc.(30)(69)
10.25		Summary of Advisory Arrangement for Richard Beckwitt(30)(70)

Exhibit
Number	Exhibit

10.26	Amended and Restated Master Loan and Inter-Creditor Agreement dated as of July 1, 1999, among D.R. Horton, Inc., as Borrower; NationsBank, N.A., Fleet National Bank, Bank United, Comerica Bank, Credit Lyonnais New York Branch, Société Générale, Southwest Agency, The First National Bank of Chicago, PNC Bank, National Association, Amsouth Bank, Bank One, Arizona, NA, First American Bank Texas, SSB, Harris Trust and Savings Bank, Sanwa Bank California, Norwest Bank Arizona, National Association, Wachovia Mortgage Company and Summit Bank, as Banks; and NationsBank, N.A., as Administrative Agent(43)
10.27	Credit Agreement dated as of August 13, 1999, among CH Mortgage Company I, Ltd., as Borrower; U.S. Bank National Association, Residential Funding Corporation, Hibernia Bank, First Union National Bank, and National City Bank of Kentucky, as Lenders and U.S. Bank National Association, as Agent(44)
10.28	Revolving Credit Agreement, dated as of January 31, 2002, among the Registrant, the lenders named therein, and Bank of America, N.A., a national banking association, as Administrative Agent and Letter of Credit Issuer(45)
10.29	Indemnification Agreement by and between the Registrant and James K. Schuler, director(46)
10.30	Employment Agreement by and between the Registrant and James K. Schuler dated October 22, 2001(30)(47)
10.31	Form of Incentive Stock Option Agreement for replacement incentive stock options granted to former employees of Schuler Homes, Inc. pursuant to the D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated(30)(48)
10.32	Form of Non-Qualified Stock Option Agreement for replacement non-qualified stock options granted to former employees of Schuler Homes, Inc. pursuant to the D.R Horton, Inc. 1991 Stock Incentive Plan, as amended and restated(30)(49)
10.33	D.R. Horton, Inc. Deferred Compensation Plan, effective as of June 15, 2002(30)(68)
10.34	Grantor Trust Agreement, dated June 21, 2002 by and between the Registrant and Wachovia Bank, National Association, as trustee(71)
10.35	First Amendment to Credit Agreement, dated as of August 14, 2000, among CH Mortgage Company I, Ltd., as Borrower; U.S. Bank National Association, as agent and Lenders referred to therein(72)
10.36	Second Amendment to Credit Agreement and Second Amendment to Pledge and Security Agreement, dated as of August 10, 2001, among CH Mortgage Company I, Ltd., as Borrower; U.S. Bank National Association, as agent and Lenders referred to therein(73)
10.37	Third Amendment to Credit Agreement, dated as of February 22, 2002, among CH Mortgage Company I, Ltd., as Borrower; U.S. Bank National Association, as agent and Lenders referred to therein(74)
10.38	Fourth Amendment to Credit Agreement, dated as of August 12, 2002, among CH Mortgage Company I, Ltd., as Borrower; U.S. Bank National Association, as agent and Lenders referred to therein(75)
10.39	Fifth Amendment to Credit Agreement, dated as of September 25, 2002, among CH Mortgage Company I, Ltd., as Borrower; U.S. Bank National Association, as agent and Lenders referred to therein(76)
10.40	Sixth Amendment to Credit Agreement, dated as of October 18, 2002, among CH Mortgage Company I, Ltd., as Borrower; U.S. Bank National Association, as agent and Lenders referred to therein(77)
10.41	Loan Agreement, dated July 9, 2002, among CH Funding LLC, Atlantic Asset Securitization Corp., Credit Lyonnais New York Branch and CH Mortgage Company I, Ltd.(78)
10.42	Omnibus Amendment, dated August 26, 2002, to Loan Agreement dated July 9, 2002, among CH Mortgage Company I, Ltd., CH Funding LLC, Atlantic Asset Securitization Corp., Credit Lyonnais New York Branch and U.S. Bank National Association(79)

Exhibit
Number	Exhibit

10.43	Second Omnibus Amendment, dated November 25, 2002, to Loan Agreement dated July 9, 2002, among CH Mortgage Company I, Ltd., CH Funding LLC, Atlantic Asset Securitization Corp., Credit Lyonnais New York Branch and U.S. Bank National Association(80)
10.44	Seventh Amendment to Credit Agreement, dated February 28, 2003, among CH Mortgage Company I, Ltd., as Borrower, U.S. Bank National Association, as Agent, and Lenders referred to therein(84)
10.45	Eighth Amendment to Credit Agreement, dated August 12, 2003, among CH Mortgage Company I, Ltd., as Borrower, U.S. Bank National Association, as Agent, and Lenders referred to therein(85)
10.46	Third Omnibus Amendment, dated April 18, 2003, among CH Funding, LLC, Atlantic Asset Securitization Corp., Credit Lyonnaise New York Branch, U.S. Bank National Association and CH Mortgage Company I Ltd.(86)
10.47	Fourth Omnibus Amendment, dated July 25, 2003 among CH Funding, LLC, Atlantic Asset Securitization Corp., Credit Lyonnaise New York Branch, U.S. Bank National Association and CH Mortgage Company I, Ltd.(87)
10.48	Fifth Omnibus Amendment, dated December 19, 2003 among CH Funding, LLC, Credit Lyonnais New York Branch, U.S. Bank National Association, Bank One, NA, Lloyds TSB Bank, PLC, Danske Bank A/ S, Cayman Islands Branch and CH Mortgage Company I, Ltd.(88)
10.49	Amended and Restated Revolving Credit Agreement dated March 25, 2004, entered into by and among D.R. Horton, Inc., Lenders (as defined in such Credit Agreement) and Bank of America, N.A., as Administrative Agent and a Letter of Credit Issuer (as defined in such Credit Agreement)(89)
10.50	Amended and Restated Credit Agreement dated April 9, 2004 by and between DHI Mortgage Company, Ltd. (f/k/a CH Mortgage Company, Ltd.) and U.S. Bank National Association and the Lenders thereto(90)
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges(*)
14.1	Code of Ethical Conduct for the CEO, CFO and Senior Financial Officers(**)
21.1	Subsidiaries of D.R. Horton, Inc.(*)
23.1	Consent of Ernst & Young LLP, Fort Worth, Texas(*)
31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(*)
31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(*)
32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer(*)
32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Financial Officer(*)

*	Filed herewith

**	Posted to the Company’s website at www.drhorton.com under the Corporate Governance link.

(1)	Incorporated by reference from Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-44279), filed with the SEC on January 15, 1998.

(2)	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated October 22, 2001, filed with the SEC on October 24, 2001; and Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated November 8, 2001, filed with the SEC on November 8, 2001.

(3)	Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q / A for the quarter ended December 31, 2002, dated February 18, 2003 and filed with the SEC on February 18, 2003.

(3a)	Incorporated herein by reference from Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q / A for the quarter ended December 31, 2002, dated February 18, 2003 and filed with the SEC on February 18, 2003.

(4)	Incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the SEC on February 16, 1999.

(5)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Registration Statement on Form S-3 (No. 333-27521), filed with the SEC on May 21, 1997.

(6)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Form 8-K/ A dated June 6, 1997, filed with the SEC on June 9, 1997.

(7)	Incorporated by reference from Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the SEC on December 8, 1997.

(7)	Incorporated by reference from Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with SEC on May 14, 1998.

(9)	Incorporated by reference from Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with SEC on May 14, 1998.

(10)	Incorporated by reference from Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998, filed with the SEC on December 10, 1998.

(11)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 2, 1999, filed with the SEC on February 2, 1999.

(12)	Incorporated by reference from Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the SEC on December 10, 1999.

(13)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 17, 2000.

(14)	Incorporated by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000.

(15)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 6, 2000.

(16)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 14, 2001.

(17)	Incorporated by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2001.

(18)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 14, 2001.

(19)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 11, 2000.

(20)	Incorporated by reference from Exhibit 4.1(b) to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 11, 2000.

(21)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2001.

(22)	Incorporated by reference from Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001, filed with the SEC on August 14, 2001.

(23)	Incorporated by reference from Exhibit 4.1 to Continental’s Annual Report on Form 10-K for the year ended May 31, 1996, filed with the SEC on August 23, 1996. The SEC file number for Continental is 1-10700.

(24)	Incorporated by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with SEC on May 14, 1998.

(25)	Incorporated by reference from Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998, filed with SEC on December 10, 1998.

(26)	Incorporated by reference from Exhibit 4.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with SEC on December 10, 1999.

(27)	Incorporated by reference from Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001, filed with the SEC on August 14, 2001.

(28)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the SEC on November 22, 1995 (file number 1-14122); Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the SEC on August 6, 1998; and Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the SEC on May 15, 2001.

(29)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, dated August 13, 2002 and filed with the SEC on August 13, 2002.

(30)	Management contract or compensatory plan arrangement.

(31)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, dated August 13, 2002 and filed with the SEC on August 13, 2002.

(32)	Incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 3-81856), filed with the SEC on July 22, 1994.

(33)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed with the SEC on March 29, 1993.

(34)	Incorporated by reference from the Registrant’s Transitional Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the SEC on December 28, 1993 (file number 1-14122).

(35)	Incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the SEC on August 6, 1998.

(36)	Incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the SEC on August 6, 1998.

(37)	Incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the SEC on August 6, 1998.

(38)	Incorporated by reference from Exhibit A to the Registrant’s Proxy Statement, filed with the SEC on December 10, 1999.

(39)	Incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000.

(40)	Incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000.

(41)	Incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000.

(42)	Reserved.

(43)	Incorporated by reference from Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the SEC on December 10, 1999.

(44)	Incorporated by reference from Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the SEC on December 10, 1999.

(45)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated January 31, 2002, filed with the SEC on February 1, 2002.

(46)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(47)	Incorporated herein by reference from Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-73888), filed with the SEC on November 21, 2001.

(48)	Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(49)	Incorporated herein by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(50)	Incorporated herein by reference from Exhibit 4.4 to Schuler Residential, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. The SEC file number for Schuler Residential, Inc. is 0-19891.

(51)	Incorporated herein by reference from Exhibit 1.07 to Schuler Homes, Inc.’s Registration Statement on Form 8-A filed with the SEC on June 22, 2001. The SEC file number for Schuler Homes, Inc. is 0-32461.

(52)	Incorporated herein by reference from Exhibit 1.08 to Schuler Homes, Inc.’s Registration Statement on Form 8-A filed with the SEC on June 22, 2001. The SEC file number for Schuler Homes, Inc. is 0-32461.

(53)	Incorporated herein by reference from Exhibit 1.09 to Schuler Homes, Inc.’s Registration Statement on Form 8-A filed with the SEC on June 22, 2001. The SEC file number for Schuler Homes, Inc. is 0-32461.

(54)	Incorporated herein by reference from Exhibit 1.10 to Schuler Homes, Inc.’s Registration Statement on Form 8-A filed with the SEC on June 22, 2001. The SEC file number for Schuler Homes, Inc. is 0-32461.

(55)	Incorporated herein by reference from Exhibit 1.11 to Schuler Homes, Inc.’s Registration Statement on Form 8-A filed with the SEC on June 22, 2001. The SEC file number for Schuler Homes, Inc. is 0-32461.

(56)	Incorporated herein by reference from Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(57)	Incorporated herein by reference from Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(58)	Incorporated herein by reference from Exhibit 4.8 to Schuler Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. The SEC file number for Schuler Homes, Inc. is 0-32461.

(59)	Incorporated herein by reference from Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(60)	Incorporated herein by reference from Exhibit 4.10 to Schuler Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. The SEC file number for Schuler Homes, Inc. is 0-32461.

(61)	Incorporated herein by reference from Exhibit 4.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(62)	Incorporated herein by reference from Exhibit 4.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(63)	Incorporated herein by reference from Exhibit 4.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(64)	Incorporated herein by reference from Exhibit 4.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(65)	Incorporated herein by reference from Exhibit 4.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(66)	Incorporated herein by reference from Exhibit 4.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(67)	Incorporated herein by reference from Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(68)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, dated August 13, 2002 and filed with the SEC on August 13, 2002.

(69)	Incorporated herein by reference from Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2001 and filed with the SEC on November 20, 2001.

(70)	Incorporated herein by reference from Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2001 and filed with the SEC on November 20, 2001.

(71)	Incorporated herein by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(72)	Incorporated herein by reference from Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(73)	Incorporated herein by reference from Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(74)	Incorporated herein by reference from Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(75)	Incorporated herein by reference from Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(76)	Incorporated herein by reference from Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(77)	Incorporated herein by reference from Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(78)	Incorporated herein by reference from Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(79)	Incorporated herein by reference from Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(80)	Incorporated herein by reference from Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(81)	Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K dated November 22, 2002 and filed with the SEC on December 2, 2002.

(82)	Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K dated April 11, 2003 and filed with the SEC on April 17, 2003.

(83)	Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K dated June 18, 2003 and filed with the SEC on June 24, 2003.

(84)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, dated August 14, 2003 and filed with the SEC on August 14, 2003.

(85)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, dated August 14, 2003 and filed with the SEC on August 14, 2003.

(86)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 dated August 14, 2003 and filed with the SEC on August 14, 2003.

(87)	Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, dated August 14, 2003 and filed with the SEC on August 14, 2003.

(88)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, dated February 6, 2004 and filed with the SEC on February 6, 2004.

(89)	Incorporated herein by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated March 29, 2004 and filed with the SEC on March 30, 2004.

(90)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, dated May 7, 2004 and filed with the SEC on May 10, 2004.

(91)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 6, 2004 and filed with the SEC on January 12, 2004.

(92)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 6, 2004 and filed with the SEC on July 9, 2004.

(93)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2004 and filed with the SEC on September 17, 2004.

(94)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 7, 2004 and filed with the SEC on October 14, 2004.

(b)	The following reports were filed on Form 8-K by the Registrant during the quarter ended September 30, 2004:

(i) On July 8, 2004, the Registrant furnished to the SEC an Item 12 Current Report on Form 8-K relating to a press release the Company issued on July 8, 2004 to announce its Net Sales Orders for the quarterly and nine month periods ended June 30, 2004.

(ii) On July 9, 2004, the Company filed a Current Report on Form 8-K (Item 5 and Item 7), dated July 9, 2004, whereby the Company filed with the Commission (i) an Underwriting Agreement, (ii) the form of Nineteenth Supplemental Indenture, (iii) legal opinion, and (iv) statement of computation of ratios of earnings to fixed charges, all relating to the offering and issuance of $200 million principal amount of the Registrant’s 6.125% Senior Notes due 2014.

(iii) On July 22, 2004, the furnished to the SEC an Item 12 Current Report on Form 8-K relating to a press release the Company issued on July 21, 2004 to announce its net income for the quarterly and nine month periods ended June 30, 2004 and to announce its backlog of homes under contract at June 30, 2004.

(iv) On September 17, 2004, the Company filed a Current Report on Form 8-K (Item 8.01 and Item 9.01), dated September 17, 2004, whereby the Company filed with the Commission (i) an Underwriting Agreement, (ii) the form of Twentieth Supplemental Indenture, (iii) legal opinion, and (iv) statement of computation of ratios of earnings to fixed charges, all relating to the offering and issuance of $250 million principal amount of the Registrant’s 5.625% Senior Notes due 2014.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.R. HORTON, INC.

By	/s/ DONALD J. TOMNITZ

Donald J. Tomnitz,
Vice Chairman, Chief Executive Officer
and President

Date: December 10, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD R. HORTON Donald R. Horton	Chairman of the Board	December 10, 2004

/s/ DONALD J. TOMNITZ Donald J. Tomnitz	Vice Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)	December 10, 2004

/s/ BILL W. WHEAT Bill W. Wheat	Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)	December 10, 2004

/s/ BRADLEY S. ANDERSON Bradley S. Anderson	Director	December 10, 2004

/s/ MICHAEL R. BUCHANAN Michael R. Buchanan	Director	December 10, 2004

/s/ RICHARD I. GALLAND Richard I. Galland	Director	December 10, 2004

/s/ FRANCINE I. NEFF Francine I. Neff	Director	December 10, 2004

CORPORATE INFORMATION

      D.R. Horton, Inc. (the “Company”), the largest homebuilder in the United States, constructs and sells high quality single-family homes designed principally for the first-time and move-up home-buyers. The Company operates in 21 states and 63 markets in the Mid-Atlantic, Midwest, Southeast, Southwest, and West regions of the United States, primarily under the name of D. R. Horton, America’s Builder. For the year ended September 30, 2004, the Company closed 43,567 homes with an average sales price of approximately $240,800. Founded in 1978, D.R. Horton, Inc. is a Fortune 500 company listed on the New York Stock Exchange under the ticker symbol “DHI.”

THE BOARD OF DIRECTORS

Donald R. Horton
Chairman

Donald J. Tomnitz

Vice Chairman, President and Chief Executive Officer

Bill W. Wheat

Executive Vice President and Chief Financial Officer

Bradley S. Anderson

Senior Vice President of CB Richard Ellis, Inc.(1)(2)(3)

Michael R. Buchanan

Former National Managing Director, Real Estate Group, Bank of America(1)(2)(3)

Richard I. Galland

Former Chief Executive Officer and Chairman of Fina, Inc.(1)(2)(3)

Francine I. Neff

Former Treasurer of the United States(1)(2)(3)

Transfer Agent and Registrar

American Stock Transfer & Trust Co.
59 Maiden Lane
New York, NY 10038
(800) 937-5449

Investor Relations

Stacey H. Dwyer
D.R. Horton, Inc.
301 Commerce Street, Suite 500
Fort Worth, Texas 76102
(817) 390-8200

Annual Meeting

January 27, 2005
At the Corporate Offices of
D.R. Horton, Inc.
301 Commerce Street
Fort Worth, Texas 76102

Public Debt Ratings

Senior:

BBB-	Fitch Ratings
Ba1	Moody’s Investors Service
BB+	Standard & Poor’s Corporation
Senior Subordinated:

BB	Fitch Ratings
Ba2	Moody’s Investors Service
BB-	Standard & Poor’s Corporation

(1)	Audit Committee Member

(2)	Compensation Committee Member

(3)	Nominating and Governance Committee Member