Form 10-Q
period 2004-12-31
HORTON D R INC /DE/
filed 2005-02-08
CIK 882184

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ___________________________ To ________________________

Commission file number 1-14122

D.R. Horton, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2386963

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Commerce St., Suite 500, Fort Worth, Texas	76102

(Address of principal executive offices)	(Zip Code)

(817) 390-8200

(Registrant’s telephone number, including area code)

1901 Ascension Blvd., Suite 100, Arlington, Texas 76006

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

Common stock, $.01 par value — 233,899,839 shares as of February 3, 2005

This report contains 29 pages.

INDEX

D.R. HORTON, INC.

		Page
PART I.	FINANCIAL INFORMATION.

ITEM 1.	Financial Statements.

	Consolidated Balance Sheets - December 31, 2004 and September 30, 2004.	3

	Consolidated Statements of Income -Three Months Ended December 31, 2004 and 2003.	4

	Consolidated Statements of Cash Flows - Three Months Ended December 31, 2004 and 2003.	5

	Notes to Consolidated Financial Statements.	6-17

ITEM 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition.	18-26

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.	27

ITEM 4.	Controls and Procedures.	28

PART II.	OTHER INFORMATION.

ITEM 6.	Exhibits.	28

SIGNATURES.		29
Statement of Computation of Ratio of Earnings to Fixed Charges
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2004
	(In millions)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$313.1	$480.1
Inventories:
Construction in progress and finished homes	3,142.1	2,878.5
Residential lots — developed and under development	4,110.7	3,529.0
Land held for development	6.3	6.2
Consolidated land inventory not owned	234.2	153.7

	7,493.3	6,567.4
Property and equipment (net)	92.2	91.9
Earnest money deposits and other assets	612.8	576.6
Goodwill	578.9	578.9

	9,090.3	8,294.9

Financial Services:
Cash and cash equivalents	43.9	37.9
Mortgage loans held for sale	533.6	623.3
Other assets	30.9	29.1

	608.4	690.3

	$9,698.7	$8,985.2

LIABILITIES
Homebuilding:
Accounts payable	$406.1	$453.9
Accrued and other liabilities	917.5	888.2
Liabilities associated with consolidated land inventory not owned	37.3	—
Notes payable	3,526.3	3,006.5

	4,887.2	4,348.6

Financial Services:
Accounts payable and other liabilities	13.2	16.8
Notes payable to financial institutions	400.5	492.7

	413.7	509.5

	5,300.9	4,858.1

Minority interests	207.7	166.4

STOCKHOLDERS’ EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 400,000,000 shares authorized, 236,400,437 shares issued and 233,747,637 shares outstanding at December 31, 2004 and 236,028,696 shares issued and 233,375,896 shares outstanding at September 30, 2004	2.4	2.4
Additional capital	1,607.0	1,599.9
Retained earnings	2,639.6	2,417.3
Treasury stock, 2,652,800 shares at December 31, 2004 and September 30, 2004, at cost	(58.9)	(58.9)

	4,190.1	3,960.7

	$9,698.7	$8,985.2

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months
	Ended December 31,
	2004	2003
	(In millions, except per share data)
	(Unaudited)
Homebuilding:
Revenues:
Home sales	$2,449.1	$2,134.6
Land/lot sales	25.0	29.0

	2,474.1	2,163.6

Cost of sales:
Home sales	1,831.5	1,654.3
Land/lot sales	15.6	16.0

	1,847.1	1,670.3

Gross profit:
Home sales	617.6	480.3
Land/lot sales	9.4	13.0

	627.0	493.3

Selling, general and administrative expense	257.7	212.5
Interest expense	—	0.3
Other (income)	(4.9)	(2.6)

	374.2	283.1

Financial Services:
Revenues	46.0	40.9
General and administrative expense	32.7	25.5
Interest expense	2.4	1.2
Other (income)	(6.7)	(4.5)

	17.6	18.7

INCOME BEFORE INCOME TAXES	391.8	301.8
Provision for income taxes	150.8	116.2

NET INCOME	$241.0	$185.6

Net income per share:
Basic	$1.03	$0.80

Diluted	$1.01	$0.78

Weighted average number of shares of stock outstanding:
Basic	233.5	232.3

Diluted	237.8	236.7

Cash dividends declared per share	$0.08	$0.047

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended December 31,
	2004	2003
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES
Net income	$241.0	$185.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14.0	11.5
Amortization of debt premiums, discounts and fees	1.0	0.3
Changes in operating assets and liabilities:
Increase in inventories	(841.6)	(508.1)
(Increase) decrease in earnest money deposits and other assets	(40.0)	14.3
Decrease in mortgage loans held for sale	89.7	185.3
Decrease in accounts payable and other liabilities	(23.2)	(41.0)

NET CASH USED IN OPERATING ACTIVITIES	(559.1)	(152.1)

INVESTING ACTIVITIES
Net purchases of property and equipment	(14.1)	(11.2)

NET CASH USED IN INVESTING ACTIVITIES	(14.1)	(11.2)

FINANCING ACTIVITIES
Proceeds from notes payable	108.0	305.3
Repayment of notes payable	(229.0)	(555.0)
Issuance of senior notes payable	545.7	—
Proceeds from stock associated with certain employee benefit plans	6.2	5.1
Cash dividends paid	(18.7)	(10.8)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	412.2	(255.4)

DECREASE IN CASH	(161.0)	(418.7)
Cash at beginning of period	518.0	582.9

Cash at end of period	$357.0	$164.2

Supplemental disclosures of noncash activities:
Notes payable issued for inventory	$3.8	$20.4

Increase in consolidated land inventory not owned	$80.5	$15.5

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2004

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned or controlled subsidiaries, as well as certain variable interest entities from which we are purchasing land or lots under option purchase contracts (the “Company”). All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Historically, the homebuilding industry has experienced seasonal fluctuations, so the operating results for the three-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.

Business - The Company is a national homebuilder that is engaged primarily in the construction and sale of single-family housing in 63 markets and 21 states in the United States. The Company designs, builds and sells single-family houses on lots developed by the Company and on finished lots which it purchases, ready for home construction. Periodically, the Company sells land and lots it has developed or bought. The Company also provides title agency and mortgage brokerage services to its homebuyers. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.

NOTE B — SEGMENT INFORMATION

The Company’s reportable business segments consist of homebuilding and financial services. Homebuilding is the Company’s core business, generating 98% of consolidated revenues and 96% and 94% of consolidated income before income taxes during the three months ended December 31, 2004 and 2003, respectively. The homebuilding reporting segment is comprised of the aggregate of the Company’s regional homebuilding operations and generates most of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. Approximately 84% and 88% of home sales revenues were generated from the sale of single-family detached homes for the three months ended December 31, 2004, and 2003, respectively, and the remainder of home sales revenues were generated from the sale of attached homes, such as town homes, condominiums, duplexes and triplexes, which share common walls and roofs. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

NOTE C — EARNINGS PER SHARE

Basic earnings per share for the three months ended December 31, 2004 and 2003 is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding.

The following table sets forth the denominators used in the computation of basic and diluted earnings per share:

	Three Months Ended
	December 31,
	2004	2003
	(In millions)
Denominator for basic earnings per share— weighted average shares	233.5	232.3
Effect of dilutive securities:
Employee stock options	4.3	4.4

Denominator for diluted earnings per share— adjusted weighted average shares	237.8	236.7

All options outstanding during the three months ended December 31, 2004 and 2003 were included in the computation of diluted earnings per share.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2004

NOTE D – CONSOLIDATED LAND INVENTORY NOT OWNED

In the ordinary course of its homebuilding business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Under such option purchase contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of the Company’s option deposits are non-refundable. Under the requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), certain of the Company’s option purchase contracts result in the acquisition of a variable interest in the entity holding the land parcel under option.

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

The consolidation of these variable interest entities and other inventory obligations added $234.2 million in land inventory not owned, $196.6 million in minority interests related to entities not owned, $37.3 million in liabilities associated with land inventory not owned and $0.3 million in other liabilities to the Company’s balance sheet at December 31, 2004. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $35.0 million and performance letters of credit, promissory notes and surety bonds totaling $2.8 million. Creditors of these variable interest entities have no recourse against the Company.

At December 31, 2004, including the deposits with the variable interest entities above, the Company had deposits amounting to $271.5 million to purchase land and lots with a total remaining purchase price of $4.9 billion. For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits, which totaled $194.9 million at December 31, 2004.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2004

NOTE E – NOTES PAYABLE

The Company’s notes payable (excluding liabilities associated with consolidated land inventory not owned) at their principal amounts, net of unamortized discount or premium, as applicable, consist of the following:

	December 31,	September 30,
	2004	2004
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility due 2008	$—	$—
10 1/2% Senior notes due 2005, net	199.9	199.9
7 1/2% Senior notes due 2007	215.0	215.0
5% Senior notes due 2009, net	199.5	199.5
8% Senior notes due 2009, net	383.9	383.8
9 3/8% Senior notes due 2009, net	242.2	242.5
9 3/4% Senior subordinated notes due 2010, net	149.2	149.2
4 7/8% Senior notes due 2010, net	248.4	—
7 7/8% Senior notes due 2011, net	198.7	198.7
9 3/8% Senior subordinated notes due 2011, net	199.8	199.8
10 1/2% Senior subordinated notes due 2011, net	150.7	150.9
8 1/2% Senior notes due 2012, net	248.3	248.3
6 7/8% Senior notes due 2013	200.0	200.0
5 7/8% Senior notes due 2013	100.0	100.0
6 1/8% Senior notes due 2014, net	197.3	197.2
5 5/8% Senior notes due 2014, net	248.0	247.9
5 5/8% Senior notes due 2016, net	297.3	—
Other secured	48.1	73.8

	$3,526.3	$3,006.5

Financial Services:
Mortgage warehouse facility due 2005	$160.5	$267.7
Commercial paper conduit facility due 2006	240.0	225.0

	$400.5	$492.7

Homebuilding:

The Company has a $1.21 billion unsecured revolving credit facility, which includes a $350 million letter of credit sub-facility, that matures on March 25, 2008. The Company’s borrowing capacity under this facility is reduced by the amount of letters of credit outstanding. At December 31, 2004, the Company’s borrowing capacity from this facility was $1.1 billion. The facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of debt to tangible net worth and senior unsecured debt rating. The interest rate applicable to the revolving credit facility at December 31, 2004 was 3.6%. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees.

In October 2004, the Company issued $250 million principal amount of 4 7/8% Senior notes due 2010. The notes, which are due January 15, 2010, with interest payable semi-annually, represent unsecured obligations of the Company. The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments on the redemption date, discounted at a rate equal to the yield to maturity of a United States Treasury security with a comparable maturity, plus 25 basis points (0.25%), plus, in each case, accrued interest. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discounts, is 5.1%.

In December 2004, the Company issued $300 million principal amount of 5 5/8% Senior notes due 2016. The notes, which are due January 15, 2016, with interest payable semi-annually, represent unsecured obligations of the

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2004

Company. The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments on the redemption date, discounted at a rate equal to the yield to maturity of a United States Treasury security with a comparable maturity, plus 30 basis points (0.30%), plus, in each case, accrued interest. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discounts, is 5.8%.

The bank credit facilities and the indentures for the Senior and Senior Subordinated Notes contain covenants which, taken together, limit investments in inventory, stock repurchases, cash dividends and other restricted payments, incurrence of indebtedness, asset dispositions and creation of liens, and require certain levels of tangible net worth. At December 31, 2004, under the most restrictive covenants, the additional debt the Company could incur would be limited to $2.3 billion, which included $1.1 billion available under the revolving credit facility. At that date, under the most restrictive covenants, $880.4 million was available for restricted payments.

Financial Services:

The Company’s mortgage subsidiary has a $300 million mortgage warehouse loan facility payable to financial institutions that matures April 8, 2005. The mortgage warehouse facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of the Senior and Senior Subordinated Notes. Borrowings bear daily interest at the 30-day LIBOR rate plus a fixed premium. The interest rate of the mortgage warehouse facility at December 31, 2004 was 3.2%.

The Company’s mortgage subsidiary also has a $300 million commercial paper conduit facility (the “CP conduit facility”), that expires on June 29, 2006. The CP conduit facility’s terms are renewable annually by the sponsoring banks. The CP conduit facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of the Senior and Senior Subordinated Notes. The mortgage loans pledged to secure the CP conduit facility are used as collateral for asset backed commercial paper issued by multi-seller conduits in the commercial paper market. The interest rate of the CP conduit facility at December 31, 2004 was 2.9%.

NOTE F – HOMEBUILDING INTEREST

The Company capitalizes homebuilding interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, charged to cost of sales and expensed directly during the three month periods ended December 31, 2004 and 2003:

	Three Months Ended
	December 31,
	2004	2003
	(In millions)
Capitalized interest, beginning of period	$152.7	$168.4
Interest incurred – homebuilding	58.5	54.9
Interest expensed:
Directly – homebuilding	¯	(0.3)
Amortized to cost of sales	(42.9)	(52.7)

Capitalized interest, end of period	$168.3	$170.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2004

NOTE G — WARRANTY

The Company provides its homebuyers a one-year comprehensive limited warranty for all parts and labor and a ten-year limited warranty for major construction defects. The Company’s warranty reserve is based upon historical warranty cost experience in each market in which it operates and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built.

Changes in the Company’s warranty reserve are as follows:

	Three Months Ended
	December 31,
	2004	2003
	(In millions)
Warranty reserve, beginning of period	$96.0	$73.1
Warranties issued	12.9	11.3
Changes in reserves for pre-existing warranties	(2.1)	¯
Settlements made	(10.2)	(6.4)

Warranty reserve, end of period	$96.6	$78.0

NOTE H — STOCK-BASED COMPENSATION

The Company may, with the approval of the Compensation Committee of its Board of Directors, grant to its employees options to purchase a fixed number of shares of its common stock. The Company accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The exercise price of the Company’s employee stock options generally equals the market price of the underlying stock on the date of grant; therefore, no compensation expense is recognized for the initial grant. The Company adopted the disclosure provisions specified by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 123 and SFAS No. 148 require disclosure of pro forma net income and pro forma net income per share as if the fair value based method had been applied in measuring compensation expense.

The following table sets forth the effect on net income and earnings per share for the three months ended December 31, 2004 and 2003 as if the fair value based method had been applied:

	Three Months Ended
	December 31,
	2004	2003
	(In millions,
	except per share data)
Net income as reported	$241.0	$185.6
Add: Stock-based employee compensation expense included in reported net income, net of tax	¯	0.3
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(2.0)	(1.3)

Pro forma net income	$239.0	$184.6

Reported basic earnings per share	$1.03	$0.80

Pro forma basic earnings per share	$1.02	$0.79

Reported diluted earnings per share	$1.01	$0.78

Pro forma diluted earnings per share	$1.01	$0.78

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2004

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment.” This statement, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The statement is effective for most publicly owned companies for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of SFAS No. 123(R); however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2004, the FASB ratified Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”). EITF 04-8 requires that shares underlying contingently convertible debt be included in diluted earnings per share computations using the if-converted method regardless of whether the market price trigger, or other contingent features, has been met. The effective date for EITF 04-8 is for reporting periods ending after December 15, 2004. EITF 04-8 also requires restatement of earnings per share amounts for prior periods presented during which the instrument was outstanding. In May 2001, the Company issued 381,113 zero coupon convertible senior notes, which were converted into shares of its common stock in June 2003. During certain quarters of the years ended September 30, 2003, 2002 and 2001, the market price trigger was not met and the convertible shares were not included in the computation of diluted earnings per share. The following table sets forth the effect of the adoption of EITF 04-8 on diluted income before cumulative effect of change in accounting principle per share and net income per share for the periods effected:

	Year Ended September 30,
	2003	2002	2001
Reported diluted income before cumulative effect of change in accounting principle per share	$2.73	$1.91	$1.47
Per share effect of adoption of EITF 04-8	(0.08)	(0.05)	(0.04)

Adjusted diluted income before cumulative effect of change in accounting principle per share	$2.65	$1.86	$1.43

Reported diluted net income per share	$2.73	$1.91	$1.48
Per share effect of adoption of EITF 04-8	(0.08)	(0.05)	(0.04)

Adjusted diluted net income per share	$2.65	$1.86	$1.44

NOTE J — SUMMARIZED FINANCIAL INFORMATION

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

Consolidating Balance Sheet
December 31, 2004

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations		Total
			(In millions)
ASSETS
Cash and cash equivalents	$252.9	$50.5	$53.6	$	¯	$357.0
Advances to and investments in subsidiaries	5,927.0	365.5	¯		(6,292.5)	¯
Inventories	1,814.5	5,417.1	261.7		¯	7,493.3
Property and equipment (net)	15.3	60.3	16.6		¯	92.2
Earnest money deposits and other assets	268.2	322.0	53.5		¯	643.7
Mortgage loans held for sale	¯	¯	533.6		¯	533.6
Goodwill	¯	578.9	¯		¯	578.9

Total Assets	$8,277.9	$6,794.3	$919.0		$(6,292.5)	$9,698.7

LIABILITIES & EQUITY
Accounts payable and other liabilities	$580.5	$710.6	$45.7	$	¯	$1,336.8
Advances from parent/subsidiaries	¯	3,888.3	103.2		(3,991.5)	¯
Liabilities associated with consolidated land inventory not owned	¯	¯	37.3		¯	37.3
Notes payable	3,507.3	18.0	401.5		¯	3,926.8

Total Liabilities	4,087.8	4,616.9	587.7		(3,991.5)	5,300.9

Minority interests	¯	¯	207.7		¯	207.7

Total Equity	4,190.1	2,177.4	123.6		(2,301.0)	4,190.1

Total Liabilities & Equity	$8,277.9	$6,794.3	$919.0		$(6,292.5)	$9,698.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2004

NOTE J — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Balance Sheet
September 30, 2004

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations		Total
			(In millions)
ASSETS
Cash and cash equivalents	$338.9	$131.6	$47.5	$	¯	$518.0
Advances to and investments in subsidiaries	5,384.5	182.4	¯		(5,566.9)	¯
Inventories	1,487.6	4,894.4	185.4		¯	6,567.4
Property and equipment (net)	16.3	58.8	16.8		¯	91.9
Earnest money deposits and other assets	256.3	299.8	49.6		¯	605.7
Mortgage loans held for sale	¯	¯	623.3		¯	623.3
Goodwill	¯	578.9	¯		¯	578.9

Total Assets	$7,483.6	$6,145.9	$922.6		$(5,566.9)	$8,985.2

LIABILITIES & EQUITY
Accounts payable and other liabilities	$537.1	$772.3	$49.5	$	¯	$1,358.9
Advances from parent/subsidiaries	¯	3,374.5	90.6		(3,465.1)	¯
Notes payable	2,985.8	18.9	494.5		¯	3,499.2

Total Liabilities	3,522.9	4,165.7	634.6		(3,465.1)	4,858.1

Minority interests	¯	¯	166.4		¯	166.4

Total Equity	3,960.7	1,980.2	121.6		(2,101.8)	3,960.7

Total Liabilities & Equity	$7,483.6	$6,145.9	$922.6		$(5,566.9)	$8,985.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2004

NOTE J — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Statement of Income
Three Months Ended December 31, 2004

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations		Total
			(In millions)
Homebuilding:
Revenues:
Home sales	$481.7	$1,947.1	$20.3	$	¯	$2,449.1
Land/lot sales	8.7	16.3	¯		¯	25.0

	490.4	1,963.4	20.3		¯	2,474.1

Cost of sales:
Home sales	338.6	1,478.8	14.1		¯	1,831.5
Land/lot sales	7.3	8.3	¯		¯	15.6

	345.9	1,487.1	14.1		¯	1,847.1

Gross profit:
Home sales	143.1	468.3	6.2		¯	617.6
Land/lot sales	1.4	8.0	¯		¯	9.4

	144.5	476.3	6.2		¯	627.0

Selling, general and administrative expense	91.7	161.2	1.8		3.0	257.7
Other (income) expense	(339.0)	(5.4)	¯		339.5	(4.9)

	391.8	320.5	4.4		(342.5)	374.2

Financial services:
Revenues	¯	¯	46.0		¯	46.0
General and administrative expense	¯	¯	35.7		(3.0)	32.7
Interest expense	¯	¯	2.4		¯	2.4
Other (income)	¯	¯	(6.7)		¯	(6.7)

	¯	¯	14.6		3.0	17.6

Income before income taxes	391.8	320.5	19.0		(339.5)	391.8
Provision for income taxes	150.8	123.4	7.3		(130.7)	150.8

Net income	$241.0	$197.1	$11.7		$(208.8)	$241.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2004

NOTE J — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Statement of Income
Three Months Ended December 31, 2003

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations		Total
			(In millions)
Homebuilding:
Revenues:
Home sales	$338.2	$1,764.9	$31.5	$	¯	$2,134.6
Land/lot sales	0.1	28.9	¯		¯	29.0

	338.3	1,793.8	31.5		¯	2,163.6

Cost of sales:
Home sales	257.9	1,373.8	22.6		¯	1,654.3
Land/lot sales	0.3	15.7	¯		¯	16.0

	258.2	1,389.5	22.6		¯	1,670.3

Gross profit:
Home sales	80.3	391.1	8.9		¯	480.3
Land/lot sales	(0.2)	13.2	¯		¯	13.0

	80.1	404.3	8.9		¯	493.3

Selling, general and administrative expense	67.9	139.0	2.9		2.7	212.5
Interest expense	¯	0.3	¯		¯	0.3
Other (income) expense	(289.6)	(2.1)	2.5		286.6	(2.6)

	301.8	267.1	3.5		(289.3)	283.1

Financial services:
Revenues	¯	¯	40.9		¯	40.9
General and administrative expense	¯	¯	28.2		(2.7)	25.5
Interest expense	¯	¯	1.2		¯	1.2
Other (income)	¯	¯	(4.5)		¯	(4.5)

	¯	¯	16.0		2.7	18.7

Income before income taxes	301.8	267.1	19.5		(286.6)	301.8
Provision for income taxes	116.2	102.8	7.5		(110.3)	116.2

Net income	$185.6	$164.3	$12.0		$(176.3)	$185.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2004

NOTE J — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Statement of Cash Flows
Three Months Ended December 31, 2004

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
OPERATING ACTIVITIES
Net income	$241.0	$197.1	$11.7	$(208.8)	$241.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1.8	11.4	0.8	¯	14.0
Amortization of debt premiums, discounts and fees	1.0	¯	¯	¯	1.0
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(323.2)	(522.6)	4.2	¯	(841.6)
Increase in earnest money deposits and other assets	(14.0)	(21.9)	(4.1)	¯	(40.0)
Decrease in mortgage loans held for sale	¯	¯	89.7	¯	89.7
Increase (decrease) in accounts payable and other liabilities	44.2	(61.7)	(5.7)	¯	(23.2)

Net cash provided by (used in) operating activities	(49.2)	(397.7)	96.6	(208.8)	(559.1)

INVESTING ACTIVITIES
Net purchases of property and equipment	(0.7)	(13.0)	(0.4)	¯	(14.1)

Net cash used in investing activities	(0.7)	(13.0)	(0.4)	¯	(14.1)

FINANCING ACTIVITIES
Net change in notes payable	518.0	(0.6)	(92.7)	¯	424.7
(Decrease) increase in intercompany payables	(541.6)	330.2	2.6	208.8	¯
Proceeds from stock associated with certain employee benefit plans	6.2	¯	¯	¯	6.2
Cash dividends/distributions paid	(18.7)	¯	¯	¯	(18.7)

Net cash (used in) provided by financing activities	(36.1)	329.6	(90.1)	208.8	412.2

Decrease in cash	(86.0)	(81.1)	6.1	¯	(161.0)
Cash at beginning of period	338.9	131.6	47.5	¯	518.0

Cash at end of period	$252.9	$50.5	$53.6	$–	$357.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2004

NOTE J — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Statement of Cash Flows
Three Months Ended December 31, 2003

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
OPERATING ACTIVITIES
Net income	$185.6	$164.3	$12.0	$(176.3)	$185.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2.2	8.5	0.8	¯	11.5
Amortization of debt premiums, discounts and fees	0.3	¯	¯	¯	0.3
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(75.9)	(442.9)	10.7	¯	(508.1)
Decrease in earnest money deposits and other assets	5.4	1.4	7.5	¯	14.3
Decrease in mortgage loans held for sale	¯	¯	185.3	¯	185.3
Decrease in accounts payable and other liabilities	(9.0)	(12.2)	(19.8)	¯	(41.0)

Net cash provided by (used in) operating activities	108.6	(280.9)	196.5	(176.3)	(152.1)

INVESTING ACTIVITIES
Net purchases of property and equipment	(2.5)	(7.9)	(0.8)	¯	(11.2)

Net cash used in investing activities	(2.5)	(7.9)	(0.8)	¯	(11.2)

FINANCING ACTIVITIES
Net change in notes payable	(22.6)	(14.6)	(212.5)	¯	(249.7)
(Decrease) increase in intercompany payables	(273.9)	96.4	1.2	176.3	¯
Proceeds from stock associated with certain employee benefit plans	5.1	¯	¯	¯	5.1
Cash dividends/distributions paid	(10.8)	¯	¯	¯	(10.8)

Net cash (used in) provided by financing activities	(302.2)	81.8	(211.3)	176.3	(255.4)

Decrease in cash	(196.1)	(207.0)	(15.6)	¯	(418.7)
Cash at beginning of period	196.1	319.0	67.8	¯	582.9

Cash at end of period	$–	$112.0	$52.2	$–	$164.2

NOTE K — CONTINGENCIES

The Company has been named as defendant in various claims, complaints and other legal actions arising in the ordinary course of business, including warranty and construction defect claims on closed homes. The Company has established reserves for such contingencies, based on the expected costs of the self-insured portion of such claims. The Company’s estimates of such reserves are based on the facts and circumstances of individual pending claims and historical data and trends, including estimates of the costs of unreported claims related to past operations. Management believes that, while the outcome of such contingencies cannot be predicted with certainty, the liabilities arising from these matters will not have a material adverse effect on the Company’s financial position. However, to the extent the liability arising from the ultimate resolution of any matter exceeds management’s estimates reflected in the reserves relating to such matter, the Company could incur additional charges that could be significant.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2. OVERVIEW

We are the largest homebuilding company in the United States based on domestic homes closed in 2004. We construct and sell single-family homes in metropolitan areas in 21 states and 63 markets through our 42 homebuilding divisions primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family detached and attached homes with sales prices generally ranging from $80,000 to $900,000.

Through our financial services operations, we provide mortgage banking and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our wholly-owned subsidiary, provides mortgage financing services principally to purchasers of homes we build and sell. We originate mortgage loans, then package and sell them and their servicing rights to third-party investors shortly after origination. Our subsidiary title companies serve as title insurance agents by providing title insurance policies, examination and closing services primarily to purchasers of homes we build and sell.

We conduct our homebuilding operations in all of the following geographic regions, states and markets, and we conduct our mortgage and title operations in the markets indicated below:

Mortgage (M)
State	Region/Market	Title (T)

Mid-Atlantic Region
Maryland	Baltimore	M
	Suburban Washington D.C.	M,T
New Jersey	New Jersey	T
North Carolina	Charlotte	M
	Greensboro	M
	Raleigh/Durham	M
Pennsylvania	Philadelphia
South Carolina	Charleston	M
	Columbia	M
	Greenville	M
	Hilton Head	M
	Myrtle Beach	M
Virginia	Northern Virginia	M,T

Midwest Region
Illinois	Chicago	M
Minnesota	Minneapolis/St. Paul	M,T

Southeast Region
Alabama	Birmingham	M
Huntsville
Georgia	Atlanta	M,T
	Savannah	M
Florida	Daytona Beach
	Fort Myers/Naples	M
	Jacksonville	M,T
	Miami/West Palm Beach	M,T
	Orlando	M,T
	Tampa	M

Southwest Region
Arizona	Casa Grande
	Phoenix	M,T
	Tucson	M
New Mexico	Albuquerque	M
Las Cruces
Texas	Austin	M,T
	Dallas	M,T
	Fort Worth	M,T
	Houston	M,T
	Killeen/Temple	M
Laredo
	Rio Grande Valley	M
	San Antonio	M,T
Waco

West Region
California	Bakersfield/Lancaster/Palmdale	M
	Fresno/Modesto	M
	Los Angeles County	M
	Oakland/North Bay	M
	Orange County	M
	Riverside/San Bernardino	M
	Sacramento	M
	San Diego County	M
	San Francisco	M
	San Jose/Pleasanton/East Bay	M
	Ventura County	M
Colorado	Colorado Springs	M
	Denver	M
Ft. Collins
Hawaii	Hawaii	M
Nevada	Las Vegas	M
Reno
Oregon	Albany
	Bend	M
	Eugene	M
	Portland	M
Utah	Salt Lake City	M
Washington	Seattle/Tacoma	M
Vancouver

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We experienced increases in revenues and earnings during the three months ended December 31, 2004, driven by the continued growth of our homebuilding operations and by improvements in homebuilding profit margins. Key financial highlights for the three months ended December 31, 2004 were as follows:

•	Net new sales orders increased 31% to $2.7 billion

•	Sales backlog increased 34% to $4.8 billion

•	Homebuilding revenue increased 14% to $2.5 billion

•	Homebuilding operating margins improved 200 basis points to 15.1%

•	Net income increased 30% to $241.0 million

•	Diluted earnings per share increased 29% to $1.01 per share

RESULTS OF OPERATIONS — HOMEBUILDING

The following tables set forth key operating and financial data for our homebuilding operations:

	NET NEW SALES ORDERS
	Three Months Ended December 31,
	Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change
Mid-Atlantic	1,037	715	45%	$276.9	$166.7	66%	$267,000	$233,100	15%
Midwest	429	411	4%	124.8	125.2	—%	290,900	304,600	(4)%
Southeast	1,759	1,173	50%	410.6	251.6	63%	233,400	214,500	9%
Southwest	3,938	3,280	20%	738.8	554.8	33%	187,600	169,100	11%
West	2,738	2,655	3%	1,104.6	935.4	18%	403,400	352,300	15%

	9,901	8,234	20%	$2,655.7	$2,033.7	31%	$268,200	$247,000	9%

	SALES BACKLOG
	As of December 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change
Mid-Atlantic	1,944	1,475	32%	$560.5	$356.1	57%	$288,300	$241,400	19%
Midwest	871	948	(8)%	283.1	284.8	(1)%	325,000	300,400	8%
Southeast	3,352	1,875	79%	802.9	398.3	102%	239,500	212,400	13%
Southwest	6,466	6,015	7%	1,229.1	1,034.2	19%	190,100	171,900	11%
West	4,772	4,167	15%	1,899.6	1,479.1	28%	398,100	355,000	12%

	17,405	14,480	20%	$4,775.2	$3,552.5	34%	$274,400	$245,300	12%

	HOMES CLOSED
	Three Months Ended December 31,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change
Mid-Atlantic	833	842	(1)%	$208.6	$181.5	15%	$250,400	$215,600	16%
Midwest	419	444	(6)%	111.5	119.3	(7)%	266,100	268,700	(1)%
Southeast	1,394	1,121	24%	306.2	217.4	41%	219,700	193,900	13%
Southwest	4,104	3,941	4%	705.0	641.5	10%	171,800	162,800	6%
West	2,930	2,894	1%	1,117.8	974.9	15%	381,500	336,900	13%

	9,680	9,242	5%	$2,449.1	$2,134.6	15%	$253,000	$231,000	10%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

HOMEBUILDING OPERATING MARGIN ANALYSIS

	Percentages of Total
	Homebuilding Revenues

	Three Months Ended
	December 31,
	2004	2003
Gross profit:
Home sales	25.2%	22.5%
Land/lot sales	37.6	44.8

Total homebuilding gross profit	25.3	22.8
Selling, general and administrative expense	(10.4)	(9.8)
Other income	0.2	0.1

Income before income taxes	15.1%	13.1%

Net New Sales Orders and Backlog

Net new sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations, during the period. The value of net new sales orders increased 31% to $2,655.7 million (9,901 homes) for the three months ended December 31, 2004, from $2,033.7 million (8,234 homes) for the same period of 2003. The average price of a net new sales order in the three months ended December 31, 2004 was $268,200, up 9% from the $247,000 average in the comparable period of 2003. The value and the average price of net new sales orders increased in four of our five market regions during the three month period as a result of our growth strategies and generally strong demand for our homes in those market regions. The largest increases in the value of net new sales orders occurred in the Southeast and Mid-Atlantic regions, both of which achieved increases of greater than 60%, which is a result of our efforts to significantly increase our presence in our Florida, Maryland, New Jersey and Virginia markets, where housing demand is strong. The increases in our average selling price reflect our ability to increase prices in the markets where demand for our homes is strongest.

Sales backlog represents homes under contract but not yet closed at the end of the period, some of which are subject to contingencies, including mortgage loan approval, that can result in cancellations. In the past, our backlog has been a reliable indicator of the level of closings in our subsequent two fiscal quarters, although contracts in backlog may not all result in closings. At December 31, 2004, the value of our backlog of sales orders was $4,775.2 million (17,405 homes), up 34% from $3,552.5 million (14,480 homes) at December 31, 2003. The average sales price of homes in sales backlog was $274,400 at December 31, 2004, up 12% from the average price of $245,300 at December 31, 2003. The value of our backlog of sales orders was up in four of our five market regions, with the Southeast and Mid-Atlantic regions showing the largest increases from the prior period, up 102% and 57%, respectively. These increases are the result of our continued efforts to increase our presence in the Florida, Maryland, New Jersey and Virginia markets. The increase in our average selling price is due to our ability to increase prices in the markets where demand for our homes is strongest.

Home Sales Revenue and Gross Profit

Revenues from home sales increased 15%, to $2,449.1 million (9,680 homes closed) for the three months ended December 31, 2004, from $2,134.6 million (9,242 homes closed) for the comparable period of 2003. The average selling price of homes closed during the three months ended December 31, 2004 was $253,000, up 10% from $231,000 for the same period in 2003. Revenues from home sales increased in four of our five market regions. The increase in our revenues is due to our continued execution of our growth strategies in most of our markets and our ability to increase prices in the markets where demand for our homes is strongest.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Gross profit from home sales increased by 29%, to $617.6 million for the three months ended December 31, 2004, from $480.3 million for the comparable period of 2003. Gross profit from home sales as a percentage of home sales revenues increased 2.7 percentage points, to 25.2% for the three months ended December 31, 2004, from 22.5% for the comparable period of 2003. The improvement in gross profit from home sales as a percentage of revenue for the three month period is primarily attributable to our ability to increase home prices in many of our markets, and our ongoing efforts to control and reduce construction costs through our local, regional and national purchasing programs. It also reflects a reduction in capitalized interest and other financing costs in cost of sales resulting from our improvement in homebuilding leverage ratios and debt refinancing efforts of the past two years.

Land Sales Revenue and Gross Profit

Land sales revenues decreased 14%, to $25.0 million for the three months ended December 31, 2004, from $29.0 million for the three months ended December 31, 2003. The gross profit percentage from land sales decreased to 37.6% for the three months ended December 31, 2004, from 44.8% in the comparable period of the prior year. The fluctuations in revenues and gross profit percentages from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. When we have the opportunity and the need to sell land or lots in our various markets to manage inventories at desired levels, the resulting land sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales can fluctuate significantly from period to period.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 21%, to $257.7 million in the three months ended December 31, 2004, from the comparable period of 2003. As a percentage of homebuilding revenues, SG&A expenses increased 0.6 percentage points, to 10.4% for the three months ended December 31, 2004, from 9.8% in the comparable period of 2003. Our homebuilding SG&A expense as a percentage of revenues can vary significantly between quarters, depending largely on the relative fluctuations in quarterly revenue levels. Our homebuilding revenues for the three months ended December 31, 2004, expressed as a percentage of revenues from the immediately preceding quarter, was 72% as compared to 77% for the comparable period of 2003. As a result, the leverage of our existing fixed SG&A costs declined during the three months ended December 31, 2004.

Interest Expense

Interest incurred related to homebuilding debt increased by 7%, to $58.5 million in the three months ended December 31, 2004, from $54.9 million in the comparable period in 2003, while our average homebuilding debt (excluding liabilities associated with consolidated land inventory not owned) increased 27% from the prior year period. Interest incurred increased at a slower rate than average debt because we have replaced certain of our higher interest rate notes with notes bearing lower interest rates, and we have restructured and amended our unsecured revolving credit facility, which lowered our interest costs.

We capitalize interest costs only to inventory under construction or development. During both years, our inventory under construction or development exceeded our interest-bearing debt; therefore, we capitalized virtually all interest from homebuilding debt. Interest amortized to cost of sales was 2.3% of total cost of sales in the three months ended December 31, 2004, compared to 3.2% in the comparable period of 2003. This 0.9 percentage point reduction is a direct result of the reductions in our homebuilding leverage ratios and our debt refinancing efforts of the past two years, which has also reduced our capitalized interest as a percentage of inventory.

Other Income

Other income associated with homebuilding activities was $4.9 million in the three months ended December 31, 2004, compared to $2.6 million in the comparable period of 2003. The major component of other income for both periods was an increase in the fair value of our interest rate swaps.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following table summarizes financial and other information for our financial services operations:

	Three Months Ended December 31,
			%
	2004	2003	Change
	(In millions)
Loan origination fees	$7.8	$7.1	10%
Sale of servicing rights and gains from sale of mortgages	23.5	21.6	9%
Other revenues	5.9	4.0	48%

Total mortgage banking revenues	37.2	32.7	14%
Title policy premiums, net	8.8	8.2	7%

Total revenues	46.0	40.9	12%
General and administrative expense	32.7	25.5	28%
Interest expense	2.4	1.2	100%
Interest/other (income)	(6.7)	(4.5)	49%

Income before income taxes	$17.6	$18.7	(6)%

FINANCIAL SERVICES OPERATING MARGIN ANALYSIS

	Percentages of Total
	Financial Services Revenues

	Three Months Ended
	December 31,
	2004	2003
General and administrative expense	71.1%	62.3%
Interest expense	5.2	2.9
Interest/other (income)	(14.6)	(11.0)
Income before income taxes	38.3%	45.7%

Revenues from the financial services segment increased 12% to $46.0 million in the three months ended December 31, 2004, from the comparable period of 2003. The increase in financial services revenues was primarily due to increases in the number of mortgage loan originations to customers of our homebuilding operations. General and administrative expenses associated with financial services increased 28% to $32.7 million in the three months ended December 31, 2004, from the comparable period of 2003. As a percentage of financial services revenues, general and administrative expenses increased 8.8 percentage points, to 71.1% in the three months ended December 31, 2004 over the comparable period of 2003. The increases in general and administrative expenses as a percentage of financial services revenue and the related decrease in income before income taxes were due primarily to changes in the product mix of mortgage loans originated and sold, increased competition in the mortgage industry and our efforts to strengthen our financial services infrastructure to support our growing homebuilding business.

RESULTS OF OPERATIONS — CONSOLIDATED

Income Before Income Taxes

Income before income taxes for the three months ended December 31, 2004, increased 30% from the comparable period of 2003, to $391.8 million. As a percentage of revenues, income before income taxes for the three months ended December 31, 2004 was 15.5%, an increase of 1.8 percentage points from the comparable period of 2003. The

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

primary factor contributing to these improvements was a 2.0 percentage point increase in the homebuilding segment’s pre-tax operating margin, which was partially offset by a decrease in the pre-tax operating margin of our financial services segment.

Provision for Income Taxes

The consolidated provision for income taxes for the three months ended December 31, 2004, increased 30% from the comparable period of 2003, to $150.8 million, due to the corresponding increase in income before income taxes. The effective income tax rate for both periods was 38.5%.

CAPITAL RESOURCES AND LIQUIDITY

We fund our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt or equity securities. As we utilize our capital resources and liquidity to fund the growth of our operations, we have focused on maintaining strong balance sheet leverage ratios.

At December 31, 2004, our ratio of homebuilding debt (excluding liabilities associated with consolidated land inventory not owned) to total capital was 43.4%, an increase from 38.9% at September 30, 2004 and 42.9% at December 31, 2003. Homebuilding debt to total capital consists of homebuilding notes payable (net of cash) divided by total capital (homebuilding notes payable net of cash plus stockholders’ equity). The increase in our ratio of homebuilding debt to total capital is due to the increase in borrowings and decrease in cash associated with funding a planned increase in inventory, and is partially offset by the increase in retained earnings. We increased construction in progress inventory to support higher home closings planned for our third and fourth fiscal quarters, and we increased residential lot inventory to support our planned growth in home closings in future years. Our stockholders’ equity to total assets ratio decreased 0.9 percentage points, to 43.2% at December 31, 2004, from 44.1% at September 30, 2004.

We believe that we will be able to continue to fund our homebuilding and financial services operations and our future cash needs (including maturity of our 10 1/2% Senior notes due April 1, 2005) through a combination of our existing cash resources, cash flows from operations, our existing credit facilities and the issuance of new debt securities through the public debt markets.

Homebuilding Capital Resources

Cash — At December 31, 2004, our available homebuilding cash and cash equivalents amounted to $313.1 million.

Bank Credit Facility – We have a $1.21 billion unsecured revolving credit facility, which includes a $350 million letter of credit sub-facility, that matures on March 25, 2008. The facility is guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.

We had no outstanding cash borrowings on our homebuilding revolving credit facility at December 31, 2004 and 2003. Under the debt covenants associated with our revolving credit facility, our additional homebuilding borrowing capacity under the facility is limited to the lesser of the unused portion of the facility, $1.1 billion at December 31, 2004, or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on our revolving credit facility may not exceed certain percentages of the various categories of our unencumbered inventory. At December 31, 2004, the borrowing base arrangement would have limited our additional borrowing capacity from any source to $2.3 billion. At December 31, 2004, we were in compliance with all of the covenants, limitations and restrictions that form a part of our public debt obligations and our bank revolving credit facility.

Shelf Registration Statements — At December 31, 2004, we had the capacity to issue new debt or equity securities amounting to $1.2 billion under our universal shelf registration statement. Also, at December 31, 2004, we had the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

capacity to issue approximately 22.5 million shares of common stock under our acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.

Financial Services Capital Resources

Cash — At December 31, 2004, we had available financial services cash and cash equivalents of $43.9 million.

Mortgage Warehouse Loan Facility – Our wholly-owned mortgage company has a $300 million mortgage warehouse loan facility that matures April 8, 2005. At December 31, 2004, we had borrowings of $160.5 million outstanding under the mortgage warehouse facility. We are planning to renew and extend this mortgage warehouse loan facility with a group of financial institutions prior to its maturity, at a size and with terms similar to the current facility.

Commercial Paper Conduit Facility – Our wholly-owned mortgage company also has a $300 million commercial paper conduit facility (the “CP conduit facility”), which expires on June 29, 2006. The terms of the facility are renewable annually by the sponsoring banks. At December 31, 2004, $240.0 million had been drawn under the CP conduit facility.

The mortgage warehouse loan facility and the CP conduit facility are not guaranteed by either the parent company or any of the subsidiaries that guarantee our homebuilding debt. Borrowings under both facilities are secured by certain mortgage loans held for sale. The mortgage loans pledged to secure the CP conduit facility are used as collateral for asset backed commercial paper issued by multi-seller conduits in the commercial paper market. At December 31, 2004, our total mortgage loans held for sale were $533.6 million. All mortgage company activities are financed with the mortgage warehouse facility, the CP conduit facility or internally generated funds. Both of our financial services credit facilities contain financial covenants with which we are in compliance.

Operating Cash Flow Activities

For the three months ended December 31, 2004, we used $559.1 million of cash in our operating activities, as compared to $152.1 million of cash used in such activities during the comparable period of the prior year. The increase in cash used in operating activities is due to our decision to fund inventory growth with $841.6 million to support our planned home closings volume in the remainder of fiscal 2005 and future years.

A large portion of our cash invested in inventories represents purchases of land and lots that will be used to generate revenues and cash flows in future years. Since we control the amounts and timing of our investments in land and lots based on our inventory growth goals and our market opportunities, we believe that cash flows from operating activities before inventory additions is currently a better indicator of our operational liquidity.

Investing Cash Flow Activities

For the three months ended December 31, 2004 and 2003, cash used in investing activities represented net purchases of property and equipment, primarily model home furniture and office equipment. Such purchases are not significant relative to our total assets or cash flows and typically do not vary significantly from period to period.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In October 2004, we issued $250 million of 4 7/8% senior notes due 2010. We used the proceeds from this offering for general corporate purposes, including land acquisition and development, home construction and homebuilding operations and other working capital needs.

In December 2004, we issued $300 million of 5 5/8% senior notes due 2016. We used the proceeds from this offering to repay borrowings under the revolving credit facility and for general corporate purposes, including land acquisition and development, home construction and homebuilding operations and other working capital needs.

During the three months ended December 31, 2004, our Board of Directors declared a quarterly cash dividend of $0.08 per common share, which was paid on November 2, 2004 to stockholders of record on October 26, 2004. A quarterly cash dividend of $0.047 per common share (split-adjusted) was declared in the comparable quarter of 2003.

In January 2005, our Board of Directors declared a quarterly cash dividend of $0.09 per common share, payable on February 11, 2005 to stockholders of record on January 28, 2005. A quarterly cash dividend of $0.08 per common share was declared in the comparable quarter of 2004.

Changes in Capital Structure

On July 31, 2003, our Board of Directors authorized the repurchase of up to $200 million of our common stock and up to $200 million of our outstanding debt securities, as market conditions warrant. As of December 31, 2004, we had $175.6 million remaining of the Board of Directors’ authorization for repurchases of common stock and $200 million remaining of the authorization for repurchases of debt securities.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At December 31, 2004, we had $271.5 million in deposits to purchase land and lots with a total remaining purchase price of $4.9 billion. Only $125.4 million of the remaining purchase price is subject to specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations. We consolidated certain variable interest entities and other inventory obligations with assets of $234.2 million.

In the normal course of business, we provide standby letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At December 31, 2004, outstanding standby letters of credit and performance bonds, the majority of which mature in less than one year, were $129.0 million and $1.6 billion, respectively.

LAND AND LOT POSITION AND HOMES IN INVENTORY

At December 31, 2004, about 52% of our total lot position of 293,000 lots was controlled under option or similar contracts. The following is a summary of our land/lot position at December 31, 2004:

Lots owned – developed and under development	142,000
Lots controlled under lot option and similar contracts	151,000

Total land/lots controlled	293,000

Percentage controlled under option	52%

At December 31, 2004, we had a total of approximately 25,000 homes under construction, including approximately 1,700 model homes and less than 250 unsold homes that had been completed for more than six months.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our critical accounting policies during the three months ended December 31, 2004, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended September 30, 2004.

SEASONALITY

We have historically experienced variability in our results of operations from quarter to quarter due to the seasonal nature of the homebuilding business. Historically, we have closed a greater number of homes in our third and fourth fiscal quarters than in our first and second fiscal quarters. As a result, our revenues and net income have been higher in the third and fourth quarters of our fiscal year. In fiscal 2004, 58% of our consolidated revenues and 62% of our net income were attributable to our operations in the third and fourth fiscal quarters. However, we can make no assurances that this trend will continue in this or any future fiscal years.

SAFE HARBOR STATEMENT AND RISKS

Certain statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically include the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy”, or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to known or unknown risks and uncertainties. As a result, actual results may differ materially from the results discussed in and anticipated by the forward-looking statements. The following cautionary discussion of risks and uncertainties relevant to our business includes factors we believe could adversely affect us. Other factors beyond those listed below could also adversely affect us. They include, but are not limited to:

-	changes in general economic, real estate and other conditions;

-	changes in interest rates and the availability of mortgage financing;

-	governmental regulations and environmental matters;

-	competitive conditions within our industry;

-	warranty and product liability claims;

-	our substantial debt;

-	the availability of capital; and

-	our ability to effect our growth strategies successfully.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on our long-term debt. We monitor our exposure to changes in interest rates and utilize both fixed and variable rate debt. For fixed rate debt, changes in interest rates generally affect the value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows.

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

Our mortgage company is exposed to interest rate risk associated with its mortgage loan origination services. Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific investor through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party investors. Forward sales of mortgage backed securities (“FMBS”) are used to protect uncommitted IRLCs against the risk of changes in interest rates. FMBS related to IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. FMBS related to funded, uncommitted loans are designated as fair value hedges, with changes in the value of the derivative instruments recognized in current earnings, along with changes in the value of the funded, uncommitted loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the three months ended December 31, 2004 and 2003 was not significant, is recognized in current earnings.

The following table sets forth, as of December 31, 2004, for our debt obligations (excluding liabilities associated with consolidated land inventory not owned), principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table sets forth the notional amounts, weighted average interest rates and estimated fair market value of our interest rate swaps.

	Nine Months							Fair
	Ending							market
	September 30,	Fiscal Year Ending September 30,						value @
	2005	2006	2007	2008	2009	Thereafter	Total	12/31/04
				($ in millions)
Debt:
Fixed rate	$229.2	$9.4	$5.2	$216.3	$821.2	$2,245.5	$3,526.8	$3,751.0
Average interest rate	10.5%	6.4%	6.1%	7.6%	7.6%	7.3%	7.6%
Variable rate	$401.5	$—	$—	$—	$—	$—	$401.5	$401.5
Average interest rate	3.1%	—	—	—	—	—	3.1%

Interest Rate Swaps:
Variable to fixed	$200.0	$200.0	$200.0	$200.0	$—	$—	$—	$(9.8)
Average pay rate	5.1%	5.1%	5.1%	5.0%	—	—	—
Average receive rate	90-day LIBOR

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management has long recognized its responsibilities for developing, implementing and monitoring effective and efficient controls and procedures. As part of those responsibilities, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2004. Accordingly, there have been no corrective actions taken as no significant deficiencies or material weaknesses were detected in these controls.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits.

3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company is incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q/A, filed with the SEC on February 18, 2003.

3.1(a)	Amendment to Amended and Restated Certificate of Incorporation, as amended, of the Company, effective February 6, 2003, is incorporated by reference from Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q/A, filed with the SEC on February 18, 2003.

3.2	Amended and Restated Bylaws of the Company are incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the SEC on February 16, 1999.

4.1	Twenty-First Supplemental Indenture, dated October 15, 2004, by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 4.875% Senior Notes due 2010 issued by the Company (1)

4.2	Twenty-Second Supplemental Indenture, dated December 15, 2004, by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 5.625% Senior Notes due 2016 issued by the Company (2)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (*)

31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer (*)

32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer (*)

* Filed herewith

(1) Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 7, 2004 and filed with the SEC on October 14, 2004.

(2) Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 8, 2004 and filed with the SEC on December 14, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date: February 8, 2005	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)