Form 10-Q
period 2005-03-31
HORTON D R INC /DE/
filed 2005-05-04
CIK 882184

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      To

Commission file number 1-14122

D.R. Horton, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2386963

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

301 Commerce Street, Suite 500, Fort Worth, Texas	76102

(Address of principal executive offices)	(Zip Code)

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

Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value —      312,271,174      shares as of April 28, 2005

This report contains 35 pages.

D.R. HORTON, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION.

ITEM 1.	Financial Statements.

	Consolidated Balance Sheets – March 31, 2005 and September 30, 2004.	3

	Consolidated Statements of Income – Three and Six Months Ended March 31, 2005 and 2004.	4

	Consolidated Statements of Cash Flows – Six Months Ended March 31, 2005 and 2004.	5

	Notes to Consolidated Financial Statements.	6-20

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21-31

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.	32

ITEM 4.	Controls and Procedures.	33

PART II.	OTHER INFORMATION.

ITEM 4.	Submission of Matters to a Vote of Security Holders.	33

ITEM 5.	Other Information.	34

ITEM 6.	Exhibits.	34

SIGNATURES.		35
Second Amendment to Amended and Restated Credit Agreement
Form of Annual Executive Compensation Notification - Chairman and CEO
Executive Compensation Summary - Named Executive Officers
Computation of Ratio of Earnings to Fixed Charges
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2005	2004
	(In millions)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$526.1	$480.1
Inventories:
Construction in progress and finished homes	3,584.5	2,878.5
Residential lots — developed and under development	4,121.2	3,529.0
Land held for development	6.3	6.2
Consolidated land inventory not owned	214.7	153.7

	7,926.7	6,567.4
Property and equipment (net)	94.0	91.9
Earnest money deposits and other assets	690.6	576.6
Goodwill	578.9	578.9

	9,816.3	8,294.9

Financial Services:
Cash and cash equivalents	46.7	37.9
Mortgage loans held for sale	648.3	623.3
Other assets	29.2	29.1

	724.2	690.3

	$10,540.5	$8,985.2

LIABILITIES
Homebuilding:
Accounts payable	$718.2	$585.2
Accrued expenses and other liabilities	775.2	756.9
Liabilities associated with consolidated land inventory not owned	10.4	—
Notes payable	3,823.6	3,006.5

	5,327.4	4,348.6

Financial Services:
Accounts payable and other liabilities	13.4	16.8
Notes payable to financial institutions	517.0	492.7

	530.4	509.5

	5,857.8	4,858.1

Minority interests	213.3	166.4

STOCKHOLDERS’ EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 400,000,000 shares authorized, 314,789,591 shares issued and 312,136,791 shares outstanding at March 31, 2005 and 236,028,696 shares issued and 233,375,896 shares outstanding at September 30, 2004	3.1	2.4
Additional capital	1,613.1	1,599.9
Retained earnings	2,912.1	2,417.3
Treasury stock, 2,652,800 shares at March 31, 2005 and September 30, 2004, at cost	(58.9)	(58.9)

	4,469.4	3,960.7

	$10,540.5	$8,985.2

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
		(In millions, except per share data)
		(Unaudited)
Homebuilding:
Revenues:
Home sales	$2,706.8	$2,250.5	$5,155.8	$4,385.1
Land/lot sales	120.1	42.7	145.2	71.7

	2,826.9	2,293.2	5,301.0	4,456.8

Cost of sales:
Home sales	2,034.7	1,748.8	3,866.1	3,403.1
Land/lot sales	72.7	27.3	88.4	43.4

	2,107.4	1,776.1	3,954.5	3,446.5

Gross profit:
Home sales	672.1	501.7	1,289.7	982.0
Land/lot sales	47.4	15.4	56.8	28.3

	719.5	517.1	1,346.5	1,010.3

Selling, general and administrative expense	267.0	222.7	524.7	435.2
Interest expense	—	3.1	—	3.3
Other (income) expense	(5.9)	2.8	(10.9)	0.2

	458.4	288.5	832.7	571.6

Financial Services:
Revenues	49.8	42.0	95.8	83.0
General and administrative expense	33.9	26.2	66.6	51.7
Interest expense	2.6	1.1	5.0	2.4
Other (income)	(6.3)	(3.4)	(13.0)	(7.9)

	19.6	18.1	37.2	36.8

INCOME BEFORE INCOME TAXES	478.0	306.6	869.9	608.4
Provision for income taxes	184.0	118.0	334.9	234.2

NET INCOME	$294.0	$188.6	$535.0	$374.2

Basic net income per common share	$0.94	$0.61	$1.72	$1.21

Net income per common share assuming dilution	$0.92	$0.60	$1.68	$1.18

Cash dividends declared per common share	$0.0675	$0.06	$0.1275	$0.095

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
	Ended March 31,
	2005	2004
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES
Net income	$535.0	$374.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	26.8	21.9
Amortization of debt premiums, discounts and fees	2.1	4.1
Changes in operating assets and liabilities:
Increase in inventories	(1,278.5)	(835.3)
Increase in earnest money deposits and other assets	(70.9)	(28.3)
(Increase) decrease in mortgage loans held for sale	(24.9)	53.0
Increase (decrease) in accounts payable and other liabilities	96.3	(49.2)

NET CASH USED IN OPERATING ACTIVITIES	(714.1)	(459.6)

INVESTING ACTIVITIES
Net purchases of property and equipment	(28.8)	(24.6)

NET CASH USED IN INVESTING ACTIVITIES	(28.8)	(24.6)

FINANCING ACTIVITIES
Proceeds from notes payable	609.3	1,206.7
Repayment of notes payable	(627.5)	(1,266.9)
Issuance of Senior notes payable	843.4	199.4
Proceeds from stock associated with certain employee benefit plans	12.7	10.4
Cash dividends paid	(40.2)	(29.6)

NET CASH PROVIDED BY FINANCING ACTIVITIES	797.7	120.0

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54.8	(364.2)
Cash and cash equivalents at beginning of period	518.0	582.9

Cash and cash equivalents at end of period	$572.8	$218.7

Supplemental disclosures of noncash activities:
Notes payable issued for inventory	$17.8	$45.2

Increase (decrease) in consolidated land inventory not owned	$61.0	$(80.4)

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries, as well as certain variable interest entities from which we are purchasing land or lots under option purchase contracts (the “Company”). All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. These statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made in the prior year’s financial statements to conform to classifications used in the current year.

Historically, the homebuilding industry has experienced seasonal fluctuations, therefore the operating results for the three-month and six-month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.

Business - The Company is a national homebuilder that is engaged primarily in the construction and sale of single-family housing in 67 markets and 21 states in the United States. The Company designs, builds and sells single-family houses on lots developed by the Company and on finished lots which it purchases, ready for home construction. Periodically, the Company sells land and lots it has developed or bought. The Company also provides title agency and mortgage brokerage services to its homebuyers. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.

Stock Split – In February 2005, the Company’s Board of Directors declared a four-for-three stock split (effected as a 33% stock dividend), paid on March 16, 2005 to common stockholders of record on March 1, 2005. The shares issued and outstanding as of March 31, 2005 reflect the stock split, and the earnings per share and dividends declared per share for the three and six months ended March 31, 2005 and 2004 have been adjusted to reflect the effects of the stock split.

NOTE B — SEGMENT INFORMATION

The Company’s reportable business segments consist of homebuilding and financial services. Homebuilding is the Company’s core business, generating 98% of consolidated revenues during the six months ended March 31, 2005 and 2004, and 96% and 94% of consolidated income before income taxes during the six months ended March 31, 2005 and 2004, respectively. The homebuilding reporting segment is comprised of the aggregate of the Company’s regional homebuilding operations and generates most of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. Approximately 85% of home sales revenues were generated from the sale of single-family detached homes for the six months ended March 31, 2005 and 2004, and the remainder of home sales revenues were generated from the sale of attached homes, such as town homes, condominiums, duplexes and triplexes, which share common walls and roofs. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

NOTE C — EARNINGS PER SHARE

Basic earnings per share for the three months and six months ended March 31, 2005 and 2004 is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2005

The following table sets forth the denominators used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
		(In millions)
Denominator for basic earnings per share— weighted average common shares	312.0	310.4	311.8	310.1
Effect of dilutive securities:
Employee stock options	6.0	5.7	5.8	5.8

Denominator for diluted earnings per share— adjusted weighted average common shares	318.0	316.1	317.6	315.9

In February 2005, the Company’s Board of Directors declared a four-for-three stock split (effected as a 33% stock dividend), paid on March 16, 2005 to common stockholders of record on March 1, 2005. The share amounts presented above reflect the effects of the four-for-three stock split.

All options outstanding during the three and six months ended March 31, 2005 and 2004 were included in the computation of diluted earnings per share.

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

The consolidation of these variable interest entities and other inventory obligations added $214.7 million in land inventory not owned, $204.3 million in minority interests related to entities not owned and $10.4 million in liabilities associated with land inventory not owned to the Company’s balance sheet at March 31, 2005. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $26.5 million and performance letters of credit, promissory notes and surety bonds totaling $2.5 million. Creditors of these variable interest entities have no recourse against the Company.

At March 31, 2005, including the deposits with the variable interest entities above, the Company had deposits amounting to $273.1 million to purchase land and lots with a total remaining purchase price of $5.1 billion. For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits, which totaled $199.7 million at March 31, 2005.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2005

NOTE E – NOTES PAYABLE

The Company’s notes payable (excluding liabilities associated with consolidated land inventory not owned) at their principal amounts, net of unamortized discount or premium, as applicable, consist of the following:

	March 31,	September 30,
	2005	2004
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility due 2008	$—	$—
10.5% Senior notes due 2005, net	200.0	199.9
7.5% Senior notes due 2007	215.0	215.0
5% Senior notes due 2009, net	199.6	199.5
8% Senior notes due 2009, net	384.0	383.8
9.375% Senior notes due 2009, net	241.8	242.5
9.75% Senior subordinated notes due 2010, net	149.2	149.2
4.875% Senior notes due 2010, net	248.5	—
7.875% Senior notes due 2011, net	198.8	198.7
9.375% Senior subordinated notes due 2011, net	199.8	199.8
10.5% Senior subordinated notes due 2011, net	150.6	150.9
8.5% Senior notes due 2012, net	248.3	248.3
6.875% Senior notes due 2013	200.0	200.0
5.875% Senior notes due 2013	100.0	100.0
6.125% Senior notes due 2014, net	197.3	197.2
5.625% Senior notes due 2014, net	248.0	247.9
5.25% Senior notes due 2015, net	297.7	—
5.625% Senior notes due 2016, net	297.4	—
Other secured	47.6	73.8

	$3,823.6	$3,006.5

Financial Services:
Mortgage warehouse facility due 2006	$275.5	$267.7
Commercial paper conduit facility due 2006	241.5	225.0

	$517.0	$492.7

Homebuilding:

The Company has a $1.21 billion unsecured revolving credit facility, which includes a $350 million letter of credit sub-facility, that matures on March 25, 2008. The Company’s borrowing capacity under this facility is reduced by the amount of letters of credit outstanding. At March 31, 2005, the Company’s borrowing capacity from this facility was $1.1 billion. The facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of debt to tangible net worth and senior unsecured debt rating. The interest rate applicable to the revolving credit facility at March 31, 2005 was 4.2%. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees.

In October 2004, the Company issued $250 million principal amount of 4.875% Senior notes due 2010. The notes, which are due January 15, 2010, with interest payable semi-annually, represent unsecured obligations of the Company. The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments on the redemption date, discounted at a rate equal to the yield to maturity of a United States Treasury security with a comparable maturity, plus 25 basis points (0.25%), plus, in each case, accrued interest. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discounts, is 5.1%.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2005

In December 2004, the Company issued $300 million principal amount of 5.625% Senior notes due 2016. The notes, which are due January 15, 2016, with interest payable semi-annually, represent unsecured obligations of the Company. The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments on the redemption date, discounted at a rate equal to the yield to maturity of a United States Treasury security with a comparable maturity, plus 30 basis points (0.30%), plus, in each case, accrued interest. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discounts, is 5.8%.

In February 2005, the Company issued $300 million principal amount of 5.25% Senior notes due 2015. The notes, which are due February 15, 2015, with interest payable semi-annually, represent unsecured obligations of the Company. The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments on the redemption date, discounted at a rate equal to the yield to maturity of a United States Treasury security with a comparable maturity, plus 25 basis points (0.25%), plus, in each case, accrued interest. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs and discounts, is 5.4%.

On April 1, 2005, the Company repaid the $200 million principal amount of its 10.5% Senior notes which were due on that date.

The bank credit facilities and the indentures for most of the Senior and Senior Subordinated Notes contain covenants which, taken together, limit investments in inventory, stock repurchases, cash dividends and other restricted payments, incurrence of indebtedness, asset dispositions and creation of liens, and require certain levels of tangible net worth. At March 31, 2005, under the most restrictive covenants, the additional debt the Company could incur would be limited to $2.4 billion, which included $1.1 billion available under the revolving credit facility. At that date, under the most restrictive covenants, $1.0 billion was available for restricted payments.

Financial Services:

In April 2005, the Company’s mortgage subsidiary renewed its $300 million mortgage warehouse loan facility payable to financial institutions, extending the maturity date to April 7, 2006 and increasing the amount that may be borrowed under the uncommitted accordion feature to $150 million. The mortgage warehouse facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of the Senior and Senior Subordinated Notes. Borrowings bear daily interest at the 30-day LIBOR rate plus a fixed premium. The interest rate of the mortgage warehouse facility at March 31, 2005 was 3.7%.

The Company’s mortgage subsidiary also has a $300 million commercial paper conduit facility (the “CP conduit facility”), that expires on June 29, 2006. The CP conduit facility’s terms are renewable annually by the sponsoring banks. The CP conduit facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of the Senior and Senior Subordinated Notes. The mortgage loans pledged to secure the CP conduit facility are used as collateral for asset backed commercial paper issued by multi-seller conduits in the commercial paper market. The interest rate of the CP conduit facility at March 31, 2005 was 3.4%.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2005

NOTE F – HOMEBUILDING INTEREST

The Company capitalizes homebuilding interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. The following table summarizes the Company’s homebuilding interest costs incurred, charged to cost of sales, and expensed directly during the three-month and six-month periods ended March 31, 2005 and 2004:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(In millions)
Capitalized interest, beginning of period	$168.3	$170.3	$152.7	$168.4
Interest incurred – homebuilding	77.4	63.1	135.9	118.0
Interest expensed:
Directly – homebuilding	—	(3.1)	—	(3.3)
Amortized to cost of sales	(56.0)	(54.9)	(98.9)	(107.7)

Capitalized interest, end of period	$189.7	$175.4	$189.7	$175.4

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

Changes in the Company’s warranty reserve are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(In millions)
Warranty reserve, beginning of period	$96.6	$78.0	$96.0	$73.1
Warranties issued	14.4	11.7	27.3	23.0
Changes in reserves for pre-existing warranties	—	(3.4)	(2.1)	(3.4)
Settlements made	(10.1)	(6.6)	(20.3)	(13.0)

Warranty reserve, end of period	$100.9	$79.7	$100.9	$79.7

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2005

The following table sets forth the effect on net income and earnings per share (split-adjusted) for the three months and six months ended March 31, 2005 and 2004 as if the fair value based method had been applied:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(In millions, except per share data)
Net income as reported	$294.0	$188.6	$535.0	$374.2
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	0.3	—	0.6
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(1.9)	(1.4)	(3.9)	(2.8)

Pro forma net income	$292.1	$187.5	$531.1	$372.0

Reported basic earnings per share	$0.94	$0.61	$1.72	$1.21

Pro forma basic earnings per share	$0.94	$0.60	$1.70	$1.20

Reported diluted earnings per share	$0.92	$0.60	$1.68	$1.18

Pro forma diluted earnings per share	$0.92	$0.59	$1.67	$1.18

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment.” This statement, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The statement is effective for most publicly owned companies for annual periods beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of SFAS No. 123(R) however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2005

The following table sets forth the effect of the adoption of EITF 04-8 on diluted income before cumulative effect of change in accounting principle per share and net income per share for the periods affected. Per share amounts have been adjusted to reflect the effects of all stock splits paid subsequent to the date these per share amounts were originally reported.

	Year Ended September 30,
	2003	2002	2001
Reported diluted income before cumulative effect of change in accounting principle per share	$2.05	$1.44	$1.10
Per share effect of adoption of EITF 04-8	(0.06)	(0.05)	(0.03)

Adjusted diluted income before cumulative effect of change in accounting principle per share	$1.99	$1.39	$1.07

Reported diluted net income per share	$2.05	$1.44	$1.11
Per share effect of adoption of EITF 04-8	(0.06)	(0.05)	(0.03)

Adjusted diluted net income per share	$1.99	$1.39	$1.08

NOTE J – CONTINGENCIES

The Company has been named as defendant in various claims, complaints and other legal actions arising in the ordinary course of business, including warranty and construction defect claims on closed homes. The Company has established reserves for such contingencies, based on the expected costs of the self-insured portion of such claims. The Company’s estimates of such reserves are based on the facts and circumstances of individual pending claims and historical data and trends, including estimates of the costs of unreported claims related to past operations. These reserve estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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
March 31, 2005

NOTE K — SUMMARIZED FINANCIAL INFORMATION

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

Consolidating Balance Sheet
March 31, 2005

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$344.1	$176.2	$52.5	$—	$572.8
Advances to and investments in subsidiaries	6,298.2	559.6	—	(6,857.8)	—
Inventories	1,857.6	5,827.9	241.2	—	7,926.7
Property and equipment (net)	12.5	65.1	16.4	—	94.0
Earnest money deposits and other assets	292.7	369.0	58.1	—	719.8
Mortgage loans held for sale	—	—	648.3	—	648.3
Goodwill	—	578.9	—	—	578.9

Total Assets	$8,805.1	$7,576.7	$1,016.5	$(6,857.8)	$10,540.5

LIABILITIES & EQUITY
Accounts payable and other liabilities	$537.8	$920.4	$48.6	$—	$1,506.8
Advances from parent/subsidiaries	—	4,232.0	93.0	(4,325.0)	—
Liabilities associated with consolidated. land inventory not owned	—	—	10.4	—	10.4
Notes payable	3,797.9	25.7	517.0	—	4,340.6

Total Liabilities	4,335.7	5,178.1	669.0	(4,325.0)	5,857.8

Minority interests	—	—	213.3	—	213.3

Total Equity	4,469.4	2,398.6	134.2	(2,532.8)	4,469.4

Total Liabilities & Equity	$8,805.1	$7,576.7	$1,016.5	$(6,857.8)	$10,540.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2005

NOTE K — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Balance Sheet
September 30, 2004

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$338.9	$131.6	$47.5	$—	$518.0
Advances to and investments in subsidiaries	5,384.5	182.4	—	(5,566.9)	—
Inventories	1,487.6	4,894.4	185.4	—	6,567.4
Property and equipment (net)	16.3	58.8	16.8	—	91.9
Earnest money deposits and other assets	256.3	299.8	49.6	—	605.7
Mortgage loans held for sale	—	—	623.3	—	623.3
Goodwill	—	578.9	—	—	578.9

Total Assets	$7,483.6	$6,145.9	$922.6	$(5,566.9)	$8,985.2

LIABILITIES & EQUITY
Accounts payable and other liabilities	$537.1	$772.3	$49.5	$—	$1,358.9
Advances from parent/subsidiaries	—	3,374.5	90.6	(3,465.1)	—
Notes payable	2,985.8	18.9	494.5	—	3,499.2

Total Liabilities	3,522.9	4,165.7	634.6	(3,465.1)	4,858.1

Minority interests	—	—	166.4	—	166.4

Total Equity	3,960.7	1,980.2	121.6	(2,101.8)	3,960.7

Total Liabilities & Equity	$7,483.6	$6,145.9	$922.6	$(5,566.9)	$8,985.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2005

NOTE K — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Statement of Income
Three Months Ended March 31, 2005

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues:
Home sales	$618.5	$2,075.8	$12.5	$—	$2,706.8
Land/lot sales	96.0	24.1	—	—	120.1

	714.5	2,099.9	12.5	—	2,826.9

Cost of sales:
Home sales	449.6	1,577.2	7.9	—	2,034.7
Land/lot sales	61.1	11.6	—	—	72.7

	510.7	1,588.8	7.9	—	2,107.4

Gross profit:
Home sales	168.9	498.6	4.6	—	672.1
Land/lot sales	34.9	12.5	—	—	47.4

	203.8	511.1	4.6	—	719.5

Selling, general and administrative expense	107.7	154.1	1.9	3.3	267.0
Other (income) expense	(381.9)	(2.8)	(0.1)	378.9	(5.9)

	478.0	359.8	2.8	(382.2)	458.4

Financial services:
Revenues	—	—	49.8	—	49.8
General and administrative expense	—	—	37.2	(3.3)	33.9
Interest expense	—	—	2.6	—	2.6
Other (income)	—	—	(6.3)	—	(6.3)

	—	—	16.3	3.3	19.6

Income before income taxes	478.0	359.8	19.1	(378.9)	478.0
Provision for income taxes	184.0	138.5	7.4	(145.9)	184.0

Net income	$294.0	$221.3	$11.7	$(233.0)	$294.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2005

NOTE K — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Statement of Income
Six Months Ended March 31, 2005

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues:
Home sales	$1,100.1	$4,022.9	$32.8	$—	$5,155.8
Land/lot sales	104.7	40.5	—	—	145.2

	1,204.8	4,063.4	32.8	—	5,301.0

Cost of sales:
Home sales	788.1	3,056.0	22.0	—	3,866.1
Land/lot sales	68.4	20.0	—	—	88.4

	856.5	3,076.0	22.0	—	3,954.5

Gross profit:
Home sales	312.0	966.9	10.8	—	1,289.7
Land/lot sales	36.3	20.5	—	—	56.8

	348.3	987.4	10.8	—	1,346.5

Selling, general and administrative expense	199.4	315.3	3.7	6.3	524.7
Other (income) expense	(721.0)	(8.3)	(0.1)	718.5	(10.9)

	869.9	680.4	7.2	(724.8)	832.7

Financial services:
Revenues	—	—	95.8	—	95.8
General and administrative expense	—	—	72.9	(6.3)	66.6
Interest expense	—	—	5.0	—	5.0
Other (income)	—	—	(13.0)	—	(13.0)

	—	—	30.9	6.3	37.2

Income before income taxes	869.9	680.4	38.1	(718.5)	869.9
Provision for income taxes	334.9	262.0	14.6	(276.6)	334.9

Net income	$535.0	$418.4	$23.5	$(441.9)	$535.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2005

NOTE K — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Statement of Income
Three Months Ended March 31, 2004

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues:
Home sales	$407.4	$1,823.3	$19.8	$—	$2,250.5
Land/lot sales	8.6	34.1	—	—	42.7

	416.0	1,857.4	19.8	—	2,293.2

Cost of sales:
Home sales	282.9	1,450.3	15.6	—	1,748.8
Land/lot sales	4.3	23.0	—	—	27.3

	287.2	1,473.3	15.6	—	1,776.1

Gross profit:
Home sales	124.5	373.0	4.2	—	501.7
Land/lot sales	4.3	11.1	—	—	15.4

	128.8	384.1	4.2	—	517.1

Selling, general and administrative expense	77.7	140.6	1.7	2.7	222.7
Interest expense	3.0	(0.1)	0.2	—	3.1
Other (income) expense	(258.5)	(1.7)	1.7	261.3	2.8

	306.6	245.3	0.6	(264.0)	288.5

Financial services:
Revenues	—	—	42.0	—	42.0
General and administrative expense	—	—	28.9	(2.7)	26.2
Interest expense	—	—	1.1	—	1.1
Other (income)	—	—	(3.4)	—	(3.4)

	—	—	15.4	2.7	18.1

Income before income taxes	306.6	245.3	16.0	(261.3)	306.6
Provision for income taxes	118.0	94.4	6.2	(100.6)	118.0

Net income	$188.6	$150.9	$9.8	$(160.7)	$188.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2005

NOTE K — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Statement of Income
Six Months Ended March 31, 2004

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues:
Home sales	$745.7	$3,588.1	$51.3	$—	$4,385.1
Land/lot sales	8.6	63.1	—	—	71.7

	754.3	3,651.2	51.3	—	4,456.8

Cost of sales:
Home sales	540.8	2,824.1	38.2	—	3,403.1
Land/lot sales	4.7	38.7	—	—	43.4

	545.5	2,862.8	38.2	—	3,446.5

Gross profit:
Home sales	204.9	764.0	13.1	—	982.0
Land/lot sales	3.9	24.4	—	—	28.3

	208.8	788.4	13.1	—	1,010.3

Selling, general and administrative expense	145.6	279.6	4.6	5.4	435.2
Interest expense	3.0	0.1	0.2	—	3.3
Other (income) expense	(548.2)	(3.7)	4.2	547.9	0.2

	608.4	512.4	4.1	(553.3)	571.6

Financial services:
Revenues	—	—	83.0	—	83.0
General and administrative expense	—	—	57.1	(5.4)	51.7
Interest expense	—	—	2.4	—	2.4
Other (income)	—	—	(7.9)	—	(7.9)

	—	—	31.4	5.4	36.8

Income before income taxes	608.4	512.4	35.5	(547.9)	608.4
Provision for income taxes	234.2	197.3	13.7	(211.0)	234.2

Net income	$374.2	$315.1	$21.8	$(336.9)	$374.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2005

NOTE K — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Statement of Cash Flows
Six Months Ended March 31, 2005

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net income	$535.0	$418.4	$23.5	$(441.9)	$535.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3.6	21.6	1.6	—	26.8
Amortization of debt premiums, discounts and fees	2.1	—	—	—	2.1
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(361.2)	(924.5)	7.2	—	(1,278.5)
Increase in earnest money deposits and other assets	(20.4)	(42.1)	(8.4)	—	(70.9)
Increase in mortgage loans held for sale	—	—	(24.9)	—	(24.9)
(Decrease) increase in accounts payable and other liabilities	(17.0)	119.9	(6.6)	—	96.3

Net cash provided by (used in) operating activities	142.1	(406.7)	(7.6)	(441.9)	(714.1)

INVESTING ACTIVITIES
Net purchases of property and equipment	(0.3)	(27.5)	(1.0)	—	(28.8)

Net cash used in investing activities	(0.3)	(27.5)	(1.0)	—	(28.8)

FINANCING ACTIVITIES
Net change in notes payable	805.5	(2.8)	22.5	—	825.2
(Decrease) increase in intercompany payables	(914.6)	481.6	(8.9)	441.9	—
Proceeds from stock associated with certain employee benefit plans	12.7	—	—	—	12.7
Cash dividends/distributions paid	(40.2)	—	—	—	(40.2)

Net cash (used in) provided by financing activities	(136.6)	478.8	13.6	441.9	797.7

Increase in cash and cash equivalents	5.2	44.6	5.0	—	54.8
Cash and cash equivalents at beginning of period	338.9	131.6	47.5	—	518.0

Cash and cash equivalents at end of period	$344.1	$176.2	$52.5	$—	$572.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2005

NOTE K — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Statement of Cash Flows
Six Months Ended March 31, 2004

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net income	$374.2	$315.1	$21.8	$(336.9)	$374.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3.6	16.7	1.6	—	21.9
Amortization of debt premiums, discounts and fees	4.1	—	—	—	4.1
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(131.6)	(705.0)	1.3	—	(835.3)
(Increase) decrease in earnest money deposits and other assets	(0.7)	(29.8)	2.2	—	(28.3)
Decrease in mortgage loans held for sale	—	—	53.0	—	53.0
(Decrease) increase in accounts payable and other liabilities	(100.3)	67.6	(16.5)	—	(49.2)

Net cash provided by (used in) operating activities	149.3	(335.4)	63.4	(336.9)	(459.6)

INVESTING ACTIVITIES
Net purchases of property and equipment	(5.0)	(17.9)	(1.7)	—	(24.6)

Net cash used in investing activities	(5.0)	(17.9)	(1.7)	—	(24.6)

FINANCING ACTIVITIES
Net change in notes payable	197.0	(24.7)	(33.1)	—	139.2
(Decrease) increase in intercompany payables	(467.1)	183.3	(53.1)	336.9	—
Proceeds from stock associated with certain employee benefit plans	10.4	—	—	—	10.4
Cash dividends/distributions paid	(29.6)	—	—	—	(29.6)

Net cash (used in) provided by financing activities	(289.3)	158.6	(86.2)	336.9	120.0

Decrease in cash and cash equivalents	(145.0)	(194.7)	(24.5)	—	(364.2)
Cash and cash equivalents at beginning of period	196.1	319.0	67.8	—	582.9

Cash and cash equivalents at end of period	$51.1	$124.3	$43.3	$—	$218.7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. OVERVIEW

We are the largest homebuilding company in the United States based on domestic homes closed in 2004. We construct and sell single-family homes in metropolitan areas in 21 states and 67 markets through our 42 homebuilding divisions primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family detached and attached homes with sales prices generally ranging from $80,000 to $900,000.

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

We conduct our homebuilding operations in all of the following geographic regions, states and markets, and we conduct our mortgage and title operations in the markets indicated below:

		Mortgage (M)			Mortgage (M)
State	Region/Market	Title (T)	State	Region/Market	Title (T)
	Mid-Atlantic Region			Southwest Region
Maryland	Baltimore	M	Arizona	Casa Grande	M
	Suburban Washington D.C.	M,T		Phoenix	M,T
New Jersey	New Jersey	M,T		Tucson	M
North Carolina	Charlotte	M	New Mexico	Albuquerque	M
	Greensboro	M		Las Cruces	M
	Raleigh/Durham	M	Texas	Austin	M,T
Pennsylvania	Philadelphia			Dallas	M,T
South Carolina	Charleston	M		Fort Worth	M,T
	Columbia	M		Houston	M,T
	Greenville	M		Killeen/Temple	M
	Hilton Head	M		Laredo	M
	Myrtle Beach	M		Rio Grande Valley	M
Virginia	Northern Virginia	M,T		San Antonio	M,T
				Waco	M
Midwest Region
Illinois	Chicago	M		West Region
Minnesota	Minneapolis/St. Paul	M,T	California	Bakersfield/Lancaster/Palmdale	M
				Fresno/Modesto	M
	Southeast Region			Los Angeles County	M
Alabama	Birmingham	M		Oakland/North Bay	M
	Huntsville	M		Orange County	M
Georgia	Atlanta	M,T		Riverside/San Bernardino	M
	Macon			Sacramento	M
	Savannah	M		San Diego County	M
Florida	Daytona Beach	M		San Francisco	M
	Fort Myers/Naples	M		San Jose/Pleasanton/East Bay	M
	Jacksonville	M,T		Ventura County	M
	Melbourne	M	Colorado	Colorado Springs	M
	Miami/West Palm Beach	M,T		Denver	M
	Orlando	M,T		Ft. Collins	M
	Tampa	M	Hawaii	Hawaii	M
				Maui	M
				Oahu	M
			Nevada	Las Vegas	M,T
				Reno	M
			Oregon	Albany
				Bend	M
				Eugene	M
				Portland	M
			Utah	Salt Lake City	M
			Washington	Seattle/Tacoma	M
				Vancouver	M

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We experienced increases in revenues and earnings during the three and six months ended March 31, 2005, driven by the continued growth of our homebuilding operations and by improvements in homebuilding profit margins. Key financial highlights for the three months ended March 31, 2005 as compared to the same period of 2004 were as follows:

•	Net sales orders increased 23% to $4.1 billion

•	Sales order backlog increased 33% to $6.2 billion

•	Homebuilding revenue increased 23% to $2.8 billion

•	Homebuilding gross margins improved 300 basis points to 25.5%

•	Net income increased 56% to $294.0 million

•	Diluted earnings per share increased 53% to $0.92 per share

Key financial highlights for the six months ended March 31, 2005 as compared to the same period of 2004 were as follows:

•	Net sales orders increased 26% to $6.8 billion

•	Homebuilding revenue increased 19% to $5.3 billion

•	Homebuilding gross margins improved 270 basis points to 25.4%

•	Net income increased 43% to $535.0 million

•	Diluted earnings per share increased 42% to $1.68 per share

RESULTS OF OPERATIONS — HOMEBUILDING

The following tables set forth key operating and financial data for our homebuilding operations:

	NET SALES ORDERS

	Three Months Ended March 31,
	Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2005	2004	Change	2005	2004	Change	2005	2004	Change
Mid-Atlantic	1,263	1,034	22%	$346.2	$277.3	25%	$274,100	$268,200	2%
Midwest	877	620	41%	224.4	175.1	28%	255,900	282,400	(9)%
Southeast	1,974	1,758	12%	498.0	365.0	36%	252,300	207,600	22%
Southwest	5,638	5,435	4%	1,109.8	906.1	22%	196,800	166,700	18%
West	4,649	4,633	—%	1,920.2	1,610.3	19%	413,000	347,600	19%

	14,401	13,480	7%	$4,098.6	$3,333.8	23%	$284,600	$247,300	15%

	Six Months Ended March 31,
	Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2005	2004	Change	2005	2004	Change	2005	2004	Change
Mid-Atlantic	2,300	1,749	32%	$623.1	$444.0	40%	$270,900	$253,900	7%
Midwest	1,306	1,031	27%	349.2	300.3	16%	267,400	291,300	(8)%
Southeast	3,733	2,931	27%	908.6	616.6	47%	243,400	210,400	16%
Southwest	9,576	8,715	10%	1,848.6	1,460.9	27%	193,000	167,600	15%
West	7,387	7,288	1%	3,024.9	2,545.7	19%	409,500	349,300	17%

	24,302	21,714	12%	$6,754.4	$5,367.5	26%	$277,900	$247,200	12%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	SALES ORDER BACKLOG

	As of March 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
			%			%			%
	2005	2004	Change	2005	2004	Change	2005	2004	Change
Mid-Atlantic	2,337	1,708	37%	$696.8	$452.8	54%	$298,200	$265,100	12%
Midwest	1,312	1,125	17%	394.4	340.7	16%	300,600	302,800	(1)%
Southeast	3,623	2,351	54%	917.7	511.8	79%	253,300	217,700	16%
Southwest	7,555	7,018	8%	1,531.2	1,210.9	26%	202,700	172,500	18%
West	6,378	5,935	7%	2,626.9	2,119.5	24%	411,900	357,100	15%

	21,205	18,137	17%	$6,167.0	$4,635.7	33%	$290,800	$255,600	14%

	HOMES CLOSED

	Three Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2005	2004	Change	2005	2004	Change	2005	2004	Change
Mid-Atlantic	870	801	9%	$209.9	$180.5	16%	$241,300	$225,300	7%
Midwest	436	443	(2)%	113.0	119.2	(5)%	259,200	269,100	(4)%
Southeast	1,703	1,282	33%	383.3	251.5	52%	225,100	196,200	15%
Southwest	4,549	4,432	3%	807.7	729.5	11%	177,600	164,600	8%
West	3,043	2,865	6%	1,192.9	969.8	23%	392,000	338,500	16%

	10,601	9,823	8%	$2,706.8	$2,250.5	20%	$255,300	$229,100	11%

	Six Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2005	2004	Change	2005	2004	Change	2005	2004	Change
Mid-Atlantic	1,703	1,643	4%	$418.5	$362.0	16%	$245,700	$220,300	12%
Midwest	855	887	(4)%	224.5	238.5	(6)%	262,600	268,900	(2)%
Southeast	3,097	2,403	29%	689.4	469.0	47%	222,600	195,200	14%
Southwest	8,653	8,373	3%	1,512.7	1,370.9	10%	174,800	163,700	7%
West	5,973	5,759	4%	2,310.7	1,944.7	19%	386,900	337,700	15%

	20,281	19,065	6%	$5,155.8	$4,385.1	18%	$254,200	$230,000	11%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HOMEBUILDING OPERATING MARGIN ANALYSIS

	Percentages of Total Homebuilding Revenues
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Gross profit:
Home sales	24.8%	22.3%	25.0%	22.4%
Land/lot sales	39.5	36.1	39.1	39.5

Total homebuilding gross profit	25.5	22.5	25.4	22.7
Selling, general and administrative expense	(9.4)	(9.7)	(9.9)	(9.8)
Interest expense	—	(0.1)	—	(0.1)
Other income (expense)	0.1	(0.1)	0.2	—

Income before income taxes	16.2%	12.6%	15.7%	12.8%

Net Sales Orders and Backlog

Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations. The value of net sales orders increased 23% to $4,098.6 million (14,401 homes) for the three months ended March 31, 2005, from $3,333.8 million (13,480 homes) for the same period of 2004. The value of net sales orders increased 26% to $6,754.4 million (24,302 homes) for the six months ended March 31, 2005, from $5,367.5 million (21,714 homes) for the same period of 2004. The average price of a net sales order in the three months ended March 31, 2005 was $284,600, up 15% from the $247,300 average in the comparable period of 2004. The average price of a net sales order in the six months ended March 31, 2005 was $277,900, up 12% from the $247,200 average in the comparable period of 2004. The number and value of net sales orders during the three and six-month periods increased in each of our five market regions due to the successful execution of our growth strategies and generally strong demand for our homes. The largest increase in the value of net sales orders during the three and six-month periods occurred in the Southeast region. This increase is the result of our continued efforts to expand our presence in our Florida markets where housing demand is high. The average price of net sales orders during the three and six-month periods increased in four of our five market regions, reflecting our ability to increase prices in the markets where demand for our homes is strongest. In the Midwest region, the average sales price for the three and six-month periods was down 9% and 8%, respectively, due to efforts to offer more lower priced products in the Chicago market.

Sales order backlog represents homes under contract but not yet closed at the end of the period. Some of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval, that can result in cancellations. In the past, our backlog has been a reliable indicator of the level of closings in our two subsequent fiscal quarters, although contracts in backlog may not all result in closings. At March 31, 2005, the value of our backlog of sales orders was $6,167.0 million (21,205 homes), up 33% from $4,635.7 million (18,137 homes) at March 31, 2004. The average sales price of homes in sales order backlog was $290,800 at March 31, 2005, up 14% from the average price of $255,600 at March 31, 2004. The value of our backlog of sales orders was up in all of our five market regions, with the Southeast and Mid-Atlantic regions showing the largest increases from the prior period, up 79% and 54%, respectively. These increases are the result of our continued efforts to expand our presence in the Florida, Maryland, New Jersey and Virginia markets. The increase in our average selling price is due to our ability to increase prices in the markets where demand for our homes is strongest.

Home Sales Revenue and Gross Profit

Revenues from home sales increased 20%, to $2,706.8 million (10,601 homes closed) for the three months ended March 31, 2005, from $2,250.5 million (9,823 homes closed) for the comparable period of 2004. Revenues from home sales increased 18%, to $5,155.8 million (20,281 homes closed) for the six months ended March 31, 2005,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

from $4,385.1 million (19,065 homes closed) for the comparable period of 2004. The average selling price of homes closed during the three months ended March 31, 2005 was $255,300, up 11% from $229,100 for the same period in 2004. The average selling price of homes closed during the six months ended March 31, 2005 was $254,200, up 11% from $230,000 for the same period in 2004. Revenues from home sales increased in four of our five market regions during the three and six-month periods. The increase in our revenues is due to our continued execution of our growth strategies in most of our markets and our ability to increase prices in the markets where demand for our homes is strongest.

Gross profit from home sales increased by 34%, to $672.1 million for the three months ended March 31, 2005, from $501.7 million for the comparable period of 2004. Gross profit from home sales increased by 31%, to $1,289.7 million for the six months ended March 31, 2005, from $982.0 million for the comparable period of 2004. Gross profit from home sales as a percentage of home sales revenues increased 250 basis points, to 24.8% for the three months ended March 31, 2005, from 22.3% for the comparable period of 2004. Gross profit from home sales as a percentage of home sales revenues increased 260 basis points, to 25.0% for the six months ended March 31, 2005, from 22.4% for the comparable period of 2004. The improvement in gross profit from home sales as a percentage of revenue for the three-month and six-month periods is primarily attributable to our ability to increase home prices in many of our markets, as well as our ongoing efforts to control and reduce construction costs through our local, regional and national purchasing programs. It also reflects a reduction in the amortization of capitalized interest and other financing costs as a percentage of revenues, which resulted from our improvement in homebuilding leverage ratios and debt refinancing efforts over the past two years.

Land Sales Revenue and Gross Profit

Land sales revenues increased 181%, to $120.1 million for the three months ended March 31, 2005, and 103%, to $145.2 million for the six months ended March 31, 2005, from $42.7 million and $71.7 million in the comparable periods of 2004. The increase in land sales revenue for the three and six-month periods is due to our sale of a single, commercially-zoned parcel in our West region in March 2005. The gross profit percentage from land sales increased to 39.5% for the three months ended March 31, 2005, from 36.1% in the comparable period of the prior year, and decreased to 39.1% for the six months ended March 31, 2005 from 39.5% in the prior year. The fluctuations in revenues and gross profit percentages from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. When we have the opportunity and the need to sell land or lots in our various markets to manage inventories at desired levels, or because the land is not zoned for residential construction, the resulting land sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales can fluctuate significantly from period to period.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 20%, to $267.0 million in the three months ended March 31, 2005, and 21%, to $524.7 million in the six months ended March 31, 2005, from the comparable periods of 2004. As a percentage of homebuilding revenues, SG&A expenses decreased 30 basis points, to 9.4% for the three months ended March 31, 2005, from 9.7% in the comparable period of 2004, and increased 10 basis points, to 9.9% for the six months ended March 31, 2005, from 9.8% in the comparable period of 2004. Our homebuilding SG&A expense as a percentage of revenues can vary between quarters, depending largely on the relative fluctuations in quarterly revenue levels. The improvement in SG&A expenses as a percentage of revenues for the three-month period ending March 31, 2005 is attributable to our ongoing cost control efforts and our ability to generate higher revenue levels, including the land sale in our West region, that served to better leverage our existing fixed SG&A costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense

Interest incurred related to homebuilding debt increased by 23%, to $77.4 million in the three months ended March 31, 2005, from $63.1 million in the comparable period in 2004, while our average daily homebuilding debt (excluding liabilities associated with consolidated land inventory not owned) increased 29% from the prior year period. Interest incurred related to homebuilding debt increased by 15%, to $135.9 million in the six months ended March 31, 2005, from $118.0 million in the comparable period in 2004, while our average daily homebuilding debt (excluding liabilities associated with consolidated land inventory not owned) increased 28% from the prior year period. Interest incurred increased at a slower rate than average debt because we have replaced certain of our higher interest rate notes with notes bearing lower interest rates, and we have restructured and amended our unsecured revolving credit facility, which lowered our interest costs.

We capitalize interest costs only to inventory under construction or development. During both years, our inventory under construction or development exceeded our interest-bearing debt; therefore, we capitalized virtually all interest from homebuilding debt. Interest expense of $3.3 million for the six-month period of 2004 included $3.1 million of unamortized issuance costs related to restructuring our revolving credit facility during the quarter ended March 31, 2004. Interest amortized to cost of sales was 2.7% of total cost of sales in the three months ended March 31, 2005, compared to 3.1% in the comparable period of 2004. Interest amortized to cost of sales was 2.5% of total cost of sales in the six months ended March 31, 2005, compared to 3.1% in the comparable period of 2004. The reduction in interest amortized to cost of sales as a percentage of total cost of sales for the three and six-month periods is a direct result of the reductions in our homebuilding leverage ratios and our debt refinancing efforts over the past two years, which has also reduced our capitalized interest as a percentage of inventory.

Other Income

Other income associated with homebuilding activities was $5.9 million in the three months ended March 31, 2005, compared to other expense of $2.8 million in the comparable period of 2004. Other income associated with homebuilding activities was $10.9 million in the six months ended March 31, 2005, compared to other expense of $0.2 million in the comparable period of 2004. The major component of other income in the three and six-month periods ending March 31, 2005 was an increase in the fair value of our interest rate swaps.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following table summarizes financial information for our financial services operations:

	Three Months Ended March 31,			Six Months Ended March 31,
			%			%
	2005	2004	Change	2005	2004	Change
	(In millions)
Loan origination fees	$9.2	$8.1	14%	$17.0	$15.2	12%
Sale of servicing rights and gains from sale of mortgages	23.5	19.5	21%	47.0	41.1	14%
Other revenues	6.7	5.2	29%	12.7	9.3	37%

Total mortgage banking revenues	39.4	32.8	20%	76.7	65.6	17%
Title policy premiums, net	10.4	9.2	13%	19.1	17.4	10%

Total revenues	49.8	42.0	19%	95.8	83.0	15%
General and administrative expense	33.9	26.2	29%	66.6	51.7	29%
Interest expense	2.6	1.1	136%	5.0	2.4	108%
Other (income)	(6.3)	(3.4)	85%	(13.0)	(7.9)	65%

Income before income taxes	$19.6	$18.1	8%	$37.2	$36.8	1%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL SERVICES OPERATING MARGIN ANALYSIS

	Percentages of Total Financial Services Revenues
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
General and administrative expense	68.1%	62.4%	69.5%	62.3%
Interest expense	5.2	2.6	5.2	2.9
Other (income)	(12.7)	(8.1)	(13.5)	(9.5)
Income before income taxes	39.4%	43.1%	38.8%	44.3%

Revenues from the financial services segment increased 19% to $49.8 million in the three months ended March 31, 2005, from the comparable period of 2004. Revenues from the financial services segment increased 15% to $95.8 million in the six months ended March 31, 2005, from the comparable period of 2004. The increase in financial services revenues was primarily due to increases in the number of mortgage loan originations to customers of our homebuilding operations. General and administrative expenses associated with financial services increased 29% in both the three and six-month periods of 2005 from the comparable periods of 2004, to $33.9 million and $66.6 million, respectively. As a percentage of financial services revenues, general and administrative expenses increased 570 basis points, to 68.1% in the three months ended March 31, 2005 from the comparable period of 2004. As a percentage of financial services revenues, general and administrative expenses increased 720 basis points, to 69.5% in the six months ended March 31, 2005 from the comparable period of 2004. The increases in general and administrative expenses as a percentage of financial services revenue were due primarily to changes in the product mix of mortgage loans originated and sold, increased competition in the mortgage industry and our efforts to strengthen our financial services infrastructure to support our growing homebuilding business.

RESULTS OF OPERATIONS — CONSOLIDATED

Income Before Income Taxes

Income before income taxes for the three months ended March 31, 2005, increased 56% from the comparable period of 2004, to $478.0 million. Income before income taxes for the six months ended March 31, 2005, increased 43% from the comparable period of 2004, to $869.9 million. As a percentage of revenues, income before income taxes for the three months ended March 31, 2005 was 16.6%, an increase of 350 basis points from the comparable period of 2004. As a percentage of revenues, income before income taxes for the six months ended March 31, 2005 was 16.1%, an increase of 270 basis points from the comparable period of 2004. The primary factor contributing to these improvements was the homebuilding segment’s pre-tax operating margin, which increased 360 basis points and 290 basis points versus the three and six months ended March 31, 2004, respectively. These increases were partially offset by decreases in the pre-tax operating margin of our financial services segment during both periods.

Provision for Income Taxes

The consolidated provision for income taxes for the three and six months ended March 31, 2005 increased 56% and 43% from the comparable periods of 2004, to $184.0 million and $334.9 million, respectively, due to the corresponding increase in income before income taxes. The effective income tax rate for all periods was 38.5%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

We fund our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt securities. As we utilize our capital resources and liquidity to fund the growth of our operations, we have focused on maintaining strong balance sheet leverage ratios.

At March 31, 2005, our ratio of homebuilding debt (excluding liabilities associated with consolidated land inventory not owned) to total capital was 42.5%, an increase from 38.9% at September 30, 2004, and a decrease from 43.3% at March 31, 2004. Homebuilding debt to total capital consists of homebuilding notes payable (net of cash) divided by total capital (homebuilding notes payable net of cash plus stockholders’ equity). The increase in our ratio of homebuilding debt to total capital at March 31, 2005 as compared with the ratio at September 30, 2004 is due to the increase in borrowings associated with funding a planned increase in inventory, and is partially offset by the increase in retained earnings. We increased construction in progress inventory to support higher home closings planned for our third and fourth fiscal quarters, and we increased residential lot inventory to support our planned growth in home closings in future years. For the same reasons, our stockholders’ equity to total assets ratio decreased 170 basis points, to 42.4% at March 31, 2005, from 44.1% at September 30, 2004.

We believe that we will be able to continue to fund our homebuilding and financial services operations and our future cash needs through a combination of our existing cash resources, cash flows from operations, our existing credit facilities and the issuance of new debt securities through the public debt markets.

Homebuilding Capital Resources

Cash — At March 31, 2005, our available homebuilding cash and cash equivalents amounted to $526.1 million.

Bank Credit Facility – We have a $1.21 billion unsecured revolving credit facility, which includes a $350 million letter of credit sub-facility, that matures on March 25, 2008. The facility is guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.

We had no outstanding cash borrowings on our homebuilding revolving credit facility at March 31, 2005 and September 30, 2004. Under the debt covenants associated with our revolving credit facility, our additional homebuilding borrowing capacity under the facility is limited to the lesser of the unused portion of the facility, $1.1 billion at March 31, 2005, or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on our revolving credit facility may not exceed certain percentages of the various categories of our unencumbered inventory. At March 31, 2005, the borrowing base arrangement would have limited our additional borrowing capacity from any source to $2.4 billion. At March 31, 2005, we were in compliance with all of the covenants, limitations and restrictions that form a part of our public debt obligations and our bank revolving credit facility.

Shelf Registration Statements — At March 31, 2005, we had the capacity to issue new debt or equity securities amounting to $900 million under our universal shelf registration statement. Also, at March 31, 2005, we had the capacity to issue approximately 30 million shares of common stock under our acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.

On April 1, 2005, we repaid the $200 million principal amount of our 10.5% Senior notes which became due on that date.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Services Capital Resources

Cash — At March 31, 2005, we had available financial services cash and cash equivalents of $46.7 million.

Mortgage Warehouse Loan Facility – Our wholly-owned mortgage company has a $300 million mortgage warehouse loan facility payable to financial institutions. The facility was renewed upon its maturity on April 8, 2005. The amendment to the loan agreement extended the maturity date to April 7, 2006 and increased the amount that may be borrowed under the uncommitted accordion feature to $150 million. The committed capacity under this facility remains at $300 million. At March 31, 2005, we had borrowings of $275.5 million outstanding under the mortgage warehouse facility.

Commercial Paper Conduit Facility – Our wholly-owned mortgage company also has a $300 million commercial paper conduit facility (the “CP conduit facility”), which expires on June 29, 2006. The terms of the facility are renewable annually by the sponsoring banks. At March 31, 2005, $241.5 million had been drawn under the CP conduit facility.

The mortgage warehouse loan facility and the CP conduit facility are not guaranteed by either the parent company or any of the subsidiaries that guarantee our homebuilding debt. Borrowings under both facilities are secured by certain mortgage loans held for sale. The mortgage loans pledged to secure the CP conduit facility are used as collateral for asset backed commercial paper issued by multi-seller conduits in the commercial paper market. At March 31, 2005, our total mortgage loans held for sale were $648.3 million. All mortgage company activities are financed with the mortgage warehouse facility, the CP conduit facility or internally generated funds. Both of our financial services credit facilities contain financial covenants with which we are in compliance.

Operating Cash Flow Activities

For the six months ended March 31, 2005, we used $714.1 million of cash in our operating activities, as compared to $459.6 million of cash used in such activities during the comparable period of the prior year. The increase in cash used in operating activities is due to our decision to fund inventory growth with $1,278.5 million to support our planned home closings volume in the remainder of fiscal 2005 and future years.

A large portion of our cash invested in inventories represents purchases of land and lots that will be used to generate revenues and cash flows in future years. Since we control the amounts and timing of our investments in land and lots based on our inventory growth goals and our market opportunities, and because much of our investments in land and lots will not generate revenues in this fiscal year, we believe that cash flows from operating activities before inventory additions is currently a better indicator of our operational liquidity.

Investing Cash Flow Activities

For the six months ended March 31, 2005 and 2004, cash used in investing activities represented net purchases of property and equipment, primarily model home furniture and office equipment. Such purchases are not significant relative to our total assets or cash flows and typically do not vary significantly from period to period.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In October 2004, we issued $250 million of 4.875% Senior notes due 2010. We used the proceeds from this offering for general corporate purposes, including land acquisition and development, home construction and homebuilding operations and other working capital needs.

In December 2004, we issued $300 million of 5.625% Senior notes due 2016. We used the proceeds from this offering to repay borrowings under the revolving credit facility and for general corporate purposes, including land acquisition and development, home construction and homebuilding operations and other working capital needs.

In February 2005, we issued $300 million of 5.25% Senior notes due 2015. We used the proceeds from this offering to repay borrowings under the revolving credit facility and for general corporate purposes, including land acquisition and development, home construction and homebuilding operations and other working capital needs.

In February 2005, the Company’s Board of Directors declared a four-for-three stock split (effected as a 33% stock dividend), paid on March 16, 2005 to common stockholders of record on March 1, 2005.

During the three months ended March 31, 2005, our Board of Directors declared a quarterly cash dividend of $0.0675 per common share (split-adjusted), which was paid on February 11, 2005 to stockholders of record on January 28, 2005. In April 2005, our Board of Directors declared a quarterly cash dividend of $0.09 per common share, payable on May 20, 2005 to stockholders of record on May 6, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At March 31, 2005, we had $273.1 million in deposits to purchase land and lots with a total remaining purchase price of $5.1 billion. Only $36.1 million of the remaining purchase price is subject to specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations. We consolidated certain variable interest entities and other inventory obligations with assets of $214.7 million.

In the normal course of business, we provide standby letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At March 31, 2005, outstanding standby letters of credit and performance bonds, the majority of which mature in less than one year, were $120.1 million and $1.5 billion, respectively.

LAND AND LOT POSITION AND HOMES IN INVENTORY

At March 31, 2005, about 52% of our total lot position of 296,000 lots was controlled under option or similar contracts. The following is a summary of our land/lot position at March 31, 2005:

Lots owned – developed and under development	143,000
Lots controlled under lot option and similar contracts	153,000

Total land/lots controlled	296,000

Percentage controlled under option	52%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2005, we had a total of approximately 28,000 homes under construction, including approximately 1,700 model homes and approximately 300 unsold homes that had been completed for more than six months.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our critical accounting policies during the six months ended March 31, 2005, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended September 30, 2004.

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

Our mortgage company is exposed to interest rate risk associated with its mortgage loan origination services. Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific investor through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party investors. Forward sales of mortgage backed securities (“FMBS”) are used to protect uncommitted IRLCs against the risk of changes in interest rates. FMBS related to IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. FMBS related to funded, uncommitted loans are designated as fair value hedges, with changes in the value of the derivative instruments recognized in current earnings, along with changes in the value of the funded, uncommitted loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the three months and six months ended March 31, 2005 and 2004 was not significant, is recognized in current earnings.

The following table sets forth, as of March 31, 2005, for our debt obligations (excluding liabilities associated with consolidated land inventory not owned), principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table sets forth the notional amounts, weighted average interest rates and estimated fair market value of our interest rate swaps.

	Six Months
	Ending							Fair value
	September 30,	Fiscal Year Ending September 30,						at
	2005	2006	2007	2008	2009	Thereafter	Total	3/31/05
	($ in millions)
Debt:
Fixed rate	$231.1	$9.6	$4.3	$215.7	$821.3	$2,545.4	$3,827.4	$3,884.0
Average interest rate	10.5%	7.5%	5.8%	7.6%	7.6%	7.0%	7.4%
Variable rate	$517.0	$—	$—	$—	$—	$—	$517.0	$517.0
Average interest rate	3.6%	—	—	—	—	—	3.6%

Interest Rate Swaps:
Variable to fixed	$200.0	$200.0	$200.0	$200.0	$—	$—	$—	$(5.1)
Average pay rate	5.1%	5.1%	5.1%	5.0%	—	—	—
Average receive rate	90-day LIBOR

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management has long recognized its responsibilities for developing, implementing and monitoring effective and efficient controls and procedures. As part of those responsibilities, as of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2005. Accordingly, there have been no corrective actions taken as no significant deficiencies or material weaknesses were detected in these controls.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) At the Company’s Annual Meeting, the stockholders re-elected each of the seven members of the Board of Directors of the Company to serve until the Company’s next annual meeting of stockholders and until their respective successors are elected and qualified. The names of the seven directors, the votes cast for and the number of votes withheld were as follows:

Name	Votes For	Votes Withheld
Donald R. Horton	205,824,035	4,404,741
Bradley S. Anderson	200,500,233	9,728,543
Michael R. Buchanan	200,503,980	9,724,796
Richard I. Galland	194,952,495	15,276,281
Francine I. Neff	200,546,175	9,682,601
Donald J. Tomnitz	206,052,249	4,176,527
Bill W. Wheat	202,048,447	8,180,329

          (b) At the Company’s Annual Meeting, the stockholders voted against a proposal to amend and restate the D.R. Horton, Inc. 1991 Stock Incentive Plan. The votes cast for, cast against and withheld were as follows:

Votes For	Votes Against	Votes Withheld
64,042,848	115,910,359	307,804

ITEM 5. OTHER INFORMATION

Donald R. Horton and his family have agreed to allow the employees of the Company and their families and their invited guests to use, for certain recreational activities, the personal ranch of Mr. Horton and his family. Mr. Horton and his family will not receive any compensation for their agreement to allow such use. The Company will pay the expenses related to this use of the ranch. To protect Mr. Horton and his family from any claim, loss or damage resulting from this use of Mr. Horton’s ranch by the employees of the Company, their families or their invited guests, on April 29, 2005, the Board of Directors of the Company, with Mr. Horton abstaining, approved the Company’s indemnification of, and securing of insurance in accordance with the Company’s customary insurance practices for, Mr. Horton, his family and certain affiliated entities associated with the ranch from any claim, loss or damage resulting from this use of Mr. Horton’s ranch by any of the employees of the Company, their families or their invited guests.

ITEM 6. EXHIBITS

(a)	Exhibits.

	3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company is incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q/A, filed with the Commission on February 18, 2003.

	3.1(a)	Amendment to Amended and Restated Certificate of Incorporation, as amended, of the Company, effective February 6, 2003, is incorporated by reference from Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q/A, filed with the Commission on February 18, 2003.

	3.2	Amended and Restated Bylaws of the Company are incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the Commission on February 16, 1999.

	4.1	Twenty-Third Supplemental Indenture, dated February 11, 2005, by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 5.25% Senior Notes due 2015 issued by the Company (1)

	10.1*	Second Amendment to Amended and Restated Credit Agreement between DHI Mortgage Company, Ltd. and U.S. Bank National Association dated April 8, 2005.

	10.2*	Form of Annual Executive Compensation Notification — Chairman and CEO.

	10.3*	Executive Compensation Summary — Named Executive Officers.

	12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

	31.1*	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, is filed herewith.

	31.2*	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, is filed herewith.

	32.1*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer, is filed herewith.

	32.2*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer, is filed herewith.

*	Filed herewith

(1)	Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 2005 and filed with the SEC on February 10, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.

Date: May 4, 2005	By:	/s/ Bill W. Wheat

Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and
Chief Financial Officer (Principal Financial and
Principal Accounting Officer)