Form 10-Q
period 2005-06-30
HORTON D R INC /DE/
filed 2005-08-09
CIK 882184

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended    June 30, 2005
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
Common stock, $.01 par value — 312,824,500 shares as of August 3, 2005
This report contains 35 pages.

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

		Page
PART I.	FINANCIAL INFORMATION.

ITEM 1.	Financial Statements.

	Consolidated Balance Sheets – June 30, 2005 and September 30, 2004.	3

	Consolidated Statements of Income – Three and Nine Months Ended June 30, 2005 and 2004.	4

	Consolidated Statements of Cash Flows – Nine Months Ended June 30, 2005 and 2004.	5

	Notes to Consolidated Financial Statements.	6-21

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22-32

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.	33

ITEM 4.	Controls and Procedures.	34

PART II.	OTHER INFORMATION.

ITEM 6.	Exhibits.	34

SIGNATURES.		35
Third Amendment to Amended/Restated Credit Agreement
Seventh Omnibus Agreement
Executive Compensation Summary
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
	(In millions)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$109.8	$480.1
Inventories:
Construction in progress and finished homes	3,945.3	2,878.5
Residential lots — developed and under development	4,485.6	3,529.0
Land held for development	6.3	6.2
Consolidated land inventory not owned	185.2	153.7

	8,622.4	6,567.4
Property and equipment (net)	97.8	91.9
Earnest money deposits and other assets	706.7	576.6
Goodwill	578.9	578.9

	10,115.6	8,294.9

Financial Services:
Cash and cash equivalents	62.0	37.9
Mortgage loans held for sale	828.7	623.3
Other assets	38.2	29.1

	928.9	690.3

	$11,044.5	$8,985.2

LIABILITIES
Homebuilding:
Accounts payable	$722.6	$585.2
Accrued expenses and other liabilities	929.3	756.9
Notes payable	3,654.7	3,006.5

	5,306.6	4,348.6

Financial Services:
Accounts payable and other liabilities	16.8	16.8
Notes payable to financial institutions	708.4	492.7

	725.2	509.5

	6,031.8	4,858.1

Minority interests	192.4	166.4

STOCKHOLDERS’ EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 400,000,000 shares authorized, 315,328,863 shares issued and 312,676,063 shares outstanding at June 30, 2005 and 236,028,696 shares issued and 233,375,896 shares outstanding at September 30, 2004	3.2	2.4
Additional capital	1,620.3	1,599.9
Retained earnings	3,255.7	2,417.3
Treasury stock, 2,652,800 shares at June 30, 2005 and September 30, 2004, at cost	(58.9)	(58.9)

	4,820.3	3,960.7

	$11,044.5	$8,985.2

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In millions, except per share data)
		(Unaudited)
Homebuilding:
Revenues:
Home sales	$3,277.1	$2,695.5	$8,432.9	$7,080.7
Land/lot sales	32.4	46.2	177.5	117.8

	3,309.5	2,741.7	8,610.4	7,198.5

Cost of sales:
Home sales	2,413.7	2,086.8	6,279.8	5,490.0
Land/lot sales	17.0	29.1	105.4	72.4

	2,430.7	2,115.9	6,385.2	5,562.4

Gross profit:
Home sales	863.4	608.7	2,153.1	1,590.7
Land/lot sales	15.4	17.1	72.1	45.4

	878.8	625.8	2,225.2	1,636.1

Selling, general and administrative expense	302.0	244.3	826.7	679.5
Interest expense	—	—	—	3.3
Other (income)	(0.5)	(7.4)	(11.4)	(7.1)

	577.3	388.9	1,409.9	960.4

Financial Services:
Revenues	60.7	48.7	156.5	131.7
General and administrative expense	38.5	32.2	105.1	83.8
Interest expense	4.1	1.6	9.1	4.0
Other (income)	(9.0)	(4.8)	(22.0)	(12.7)

	27.1	19.7	64.3	56.6

INCOME BEFORE INCOME TAXES	604.4	408.6	1,474.2	1,017.0
Provision for income taxes	232.7	157.3	567.5	391.5

NET INCOME	$371.7	$251.3	$906.7	$625.5

Basic net income per common share	$1.19	$0.81	$2.91	$2.02

Net income per common share assuming dilution	$1.17	$0.80	$2.85	$1.98

Cash dividends declared per common share	$0.09	$0.06	$0.2175	$0.155

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended June 30,
	2005	2004
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES
Net income	$906.7	$625.5
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	39.2	34.4
Amortization of debt premiums, discounts and fees	3.1	5.0
Changes in operating assets and liabilities:
Increase in inventories	(2,003.8)	(1,334.1)
Increase in earnest money deposits and other assets	(133.3)	(39.6)
(Increase) decrease in mortgage loans held for sale	(205.4)	71.9
Increase in accounts payable and other liabilities	292.6	73.9

NET CASH USED IN OPERATING ACTIVITIES	(1,100.9)	(563.0)

INVESTING ACTIVITIES
Net purchases of property and equipment	(44.7)	(39.3)

NET CASH USED IN INVESTING ACTIVITIES	(44.7)	(39.3)

FINANCING ACTIVITIES
Proceeds from notes payable	2,344.0	2,313.9
Repayment of notes payable	(1,497.8)	(2,017.7)
Proceeds from stock associated with certain employee benefit plans	21.5	11.5
Cash dividends paid	(68.3)	(48.2)

NET CASH PROVIDED BY FINANCING ACTIVITIES	799.4	259.5

DECREASE IN CASH AND CASH EQUIVALENTS	(346.2)	(342.8)
Cash and cash equivalents at beginning of period	518.0	582.9

Cash and cash equivalents at end of period	$171.8	$240.1

Supplemental disclosures of noncash activities:
Notes payable issued for inventory	$17.8	$63.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries (the “Company”), as well as certain variable interest entities from which we are purchasing land or lots under option purchase contracts. All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. These statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004. Certain reclassifications have been made in the prior year’s financial statements to conform to classifications used in the current year.
Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three-month and nine-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.
Business - The Company is a national homebuilder that is engaged primarily in the construction and sale of single-family housing in 71 markets and 23 states in the United States. The Company designs, builds and sells single-family houses on lots developed by the Company and on finished lots which it purchases, ready for home construction. Periodically, the Company sells land and lots it has developed or bought. The Company also provides title agency and mortgage brokerage services to its homebuyers. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.
Stock Split – In February 2005, the Company’s Board of Directors declared a four-for-three stock split (effected as a 33% stock dividend), paid on March 16, 2005 to common stockholders of record on March 1, 2005. The earnings per share and cash dividends declared per share for the three and nine months ended June 30, 2005 and 2004 reflect the effects of the stock split.
NOTE B — SEGMENT INFORMATION
The Company’s reportable business segments consist of homebuilding and financial services. Homebuilding is the Company’s core business, generating 98% of consolidated revenues during the nine months ended June 30, 2005 and 2004, and 96% and 94% of consolidated income before income taxes during the nine months ended June 30, 2005 and 2004, respectively. The homebuilding reporting segment is comprised of the aggregate of the Company’s regional homebuilding operations and generates most of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. Approximately 85% and 84% of home sales revenues were generated from the sale of single-family detached homes for the nine months ended June 30, 2005 and 2004, respectively, and the remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2005
NOTE C — EARNINGS PER SHARE
Basic earnings per share for the three months and nine months ended June 30, 2005 and 2004 is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding.
The following table sets forth the denominators used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In millions)
Denominator for basic earnings per share— weighted average common shares	312.4	310.7	312.0	310.3
Effect of dilutive securities:
Employee stock options	5.9	5.4	5.8	5.7

Denominator for diluted earnings per share— adjusted weighted average common shares	318.3	316.1	317.8	316.0

In February 2005, the Company’s Board of Directors declared a four-for-three stock split (effected as a 33% stock dividend), paid on March 16, 2005 to common stockholders of record on March 1, 2005. The share amounts presented above reflect the effects of the four-for-three stock split.
All options outstanding during the three and nine months ended June 30, 2005 and 2004 were included in the computation of diluted earnings per share.
NOTE D – CONSOLIDATED LAND INVENTORY NOT OWNED
In the ordinary course of its homebuilding business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Under such option purchase contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of the Company’s option deposits are non-refundable. Under the requirements of Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), certain of the Company’s option purchase contracts result in the acquisition of a variable interest in the entity holding the land parcel under option.
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
The consolidation of these variable interest entities and other inventory obligations added $185.2 million in land inventory not owned and minority interests related to entities not owned to the Company’s balance sheet at June 30, 2005. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $18.8 million and performance letters of credit, promissory notes and surety bonds totaling $3.3 million. Creditors of these variable interest entities have no recourse against the Company.
At June 30, 2005, including the deposits with the variable interest entities above, the Company had deposits amounting to $284.0 million to purchase land and lots with a total remaining purchase price of $5.7 billion. For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits, which totaled $218.4 million at June 30, 2005.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2005
NOTE E – NOTES PAYABLE
The Company’s notes payable at their principal amounts, net of unamortized discount or premium, as applicable, consist of the following:

	June 30,	September 30,
	2005	2004
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility due 2008	$50.0	$—
10.5% senior notes due 2005, net	—	199.9
7.5% senior notes due 2007	215.0	215.0
5% senior notes due 2009, net	199.6	199.5
8% senior notes due 2009, net	384.0	383.8
9.375% senior notes due 2009, net	241.5	242.5
9.75% senior subordinated notes due 2010, net	149.2	149.2
4.875% senior notes due 2010, net	248.6	—
7.875% senior notes due 2011, net	198.8	198.7
9.375% senior subordinated notes due 2011, net	199.8	199.8
10.5% senior subordinated notes due 2011, net	150.4	150.9
8.5% senior notes due 2012, net	248.4	248.3
6.875% senior notes due 2013	200.0	200.0
5.875% senior notes due 2013	100.0	100.0
6.125% senior notes due 2014, net	197.3	197.2
5.625% senior notes due 2014, net	248.1	247.9
5.25% senior notes due 2015, net	297.8	—
5.625% senior notes due 2016, net	297.4	—
Other secured	28.8	73.8

	$3,654.7	$3,006.5

Financial Services:
Mortgage warehouse facility due 2006	$308.4	$267.7
Commercial paper conduit facility due 2006	400.0	225.0

	$708.4	$492.7

Homebuilding:
The Company has a $1.21 billion unsecured revolving credit facility, which includes a $350 million letter of credit sub-facility, that matures on March 25, 2008. The Company’s borrowing capacity under this facility is reduced by the amount of letters of credit outstanding. At June 30, 2005, the Company’s borrowing capacity from this facility was $1.04 billion. The facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of debt to tangible net worth and senior unsecured debt rating. The interest rate applicable to the revolving credit facility at June 30, 2005 was 4.6%. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees.
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
June 30, 2005
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
The bank credit facilities and the indentures for most of the senior and senior subordinated notes contain covenants which, taken together, limit investments in inventory, stock repurchases, cash dividends and other restricted payments, incurrence of indebtedness, asset dispositions and creation of liens, and require certain levels of tangible net worth. At June 30, 2005, under the most restrictive covenants, the additional debt the Company could incur would be limited to $3.1 billion, which included $1.04 billion available under the revolving credit facility. At that date, under the most restrictive covenants, $1.2 billion was available for restricted payments.
Financial Services:
In April 2005, the Company’s mortgage subsidiary renewed its $300 million mortgage warehouse loan facility payable to financial institutions, extending the maturity date to April 7, 2006 and increasing the amount that may be borrowed under the uncommitted accordion feature to $150 million. In June 2005, through amendment to the credit agreement, the Company exercised the accordion feature and obtained commitments from its lenders that increased the total size of the facility to $450 million. The mortgage warehouse facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of its homebuilding debt. Borrowings bear daily interest at the 30-day LIBOR rate plus a fixed premium. The interest rate of the mortgage warehouse facility at June 30, 2005 was 4.2%.
The Company’s mortgage subsidiary also has a $500 million commercial paper conduit facility (the CP conduit facility), that expires on June 29, 2006. In June 2005, through amendment to the credit agreement, the Company increased the capacity available under this facility from $300 million to $500 million. The CP conduit facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of its homebuilding debt. The mortgage loans pledged to secure the CP conduit facility are used as collateral for asset backed commercial paper issued by multi-seller conduits in the commercial paper market. The interest rate of the CP conduit facility at June 30, 2005 was 3.9%.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2005
NOTE F – HOMEBUILDING INTEREST
The Company capitalizes homebuilding interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. The following table summarizes the Company’s homebuilding interest costs incurred, charged to cost of sales, and expensed directly during the three-month and nine-month periods ended June 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In millions)
Capitalized interest, beginning of period	$189.7	$175.4	$152.7	$168.4
Interest incurred – homebuilding	68.8	59.7	204.7	177.7
Interest expensed:
Directly – homebuilding	—	—	—	(3.3)
Amortized to cost of sales	(59.7)	(65.4)	(158.6)	(173.1)

Capitalized interest, end of period	$198.8	$169.7	$198.8	$169.7

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
     Changes in the Company’s warranty reserve are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In millions)
Warranty reserve, beginning of period	$100.9	$79.7	$96.0	$73.1
Warranties issued	17.2	14.0	44.5	36.9
Changes in reserves for pre-existing warranties	(1.2)	(5.9)	(3.3)	(9.2)
Settlements made	(10.9)	(7.8)	(31.2)	(20.8)

Warranty reserve, end of period	$106.0	$80.0	$106.0	$80.0

NOTE H — STOCK-BASED COMPENSATION
The Company may, with the approval of the Compensation Committee of its Board of Directors, grant to its employees options to purchase a fixed number of shares of its common stock. The Company accounts for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The exercise price of the Company’s employee stock options generally equals the market price of the underlying stock on the date of grant; therefore, no compensation expense is recognized for the initial grant. The Company adopted the disclosure provisions specified by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 123 and SFAS No. 148 require disclosure of pro forma net income and pro forma net income per share as if the fair value based method had been applied in measuring compensation expense.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2005
The following table sets forth the effect on net income and earnings per share (split-adjusted) for the three months and nine months ended June 30, 2005 and 2004 as if the fair value based method had been applied:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In millions, except per share data)
Net income as reported	$371.7	$251.3	$906.7	$625.5
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	0.3	—	1.0
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(1.9)	(2.0)	(5.9)	(4.8)

Pro forma net income	$369.8	$249.6	$900.8	$621.7

Reported basic earnings per share	$1.19	$0.81	$2.91	$2.02

Pro forma basic earnings per share	$1.18	$0.80	$2.89	$2.00

Reported diluted earnings per share	$1.17	$0.80	$2.85	$1.98

Pro forma diluted earnings per share	$1.16	$0.79	$2.83	$1.97

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The statement will be effective beginning in the Company’s first quarter of fiscal year 2006. The Company is currently evaluating the impact of the adoption of SFAS No. 123(R); however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In December 2004, the FASB issued Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). The American Jobs Creation Act, which was signed into law in October 2004, provides a tax deduction on qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. The tax benefits, if any, resulting from the new deduction will be effective beginning in the Company’s first quarter of fiscal year 2006. The Company is currently evaluating the impact of this law on its future financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2005
In October 2004, the FASB ratified Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-8). EITF 04-8 requires that shares underlying contingently convertible debt be included in diluted earnings per share computations using the if-converted method regardless of whether the market price trigger, or other contingent features, has been met. The effective date for EITF 04-8 is for reporting periods ending after December 15, 2004. EITF 04-8 also requires restatement of earnings per share amounts for prior periods presented during which the instrument was outstanding. In May 2001, the Company issued 381,113 zero coupon convertible senior notes, which were converted into shares of its common stock in June 2003. During certain quarters of the years ended September 30, 2003, 2002 and 2001, the market price trigger was not met and the convertible shares were not included in the computation of diluted earnings per share.
The following table sets forth the effect of the adoption of EITF 04-8 on diluted income before cumulative effect of change in accounting principle per share and net income per share for the periods affected. Per share amounts have been adjusted to reflect the effects of all stock splits paid subsequent to the date these per share amounts were originally reported.

	Year Ended September 30,
	2003	2002	2001
Reported diluted income per share before cumulative effect of change in accounting principle	$2.05	$1.44	$1.10
Per share effect of adoption of EITF 04-8	(0.06)	(0.05)	(0.03)

Adjusted diluted income per share before cumulative effect of change in accounting principle	$1.99	$1.39	$1.07

Reported diluted net income per share	$2.05	$1.44	$1.11
Per share effect of adoption of EITF 04-8	(0.06)	(0.05)	(0.03)

Adjusted diluted net income per share	$1.99	$1.39	$1.08

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
June 30, 2005
NOTE K — SUMMARIZED FINANCIAL INFORMATION
All of the Company’s senior and senior subordinated notes and borrowings under the homebuilding revolving credit facility are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s direct and indirect subsidiaries (Guarantor Subsidiaries), other than financial services subsidiaries and certain other inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned. In lieu of providing separate financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.
Consolidating Balance Sheet
June 30, 2005

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$47.0	$58.7	$66.1	$—	$171.8
Advances to and investments in subsidiaries	6,615.6	157.8	—	(6,773.4)	—
Inventories	2,121.0	6,291.5	209.9	—	8,622.4
Property and equipment (net)	13.0	68.3	16.5	—	97.8
Earnest money deposits and other assets	304.7	367.9	72.3	—	744.9
Mortgage loans held for sale	—	—	828.7	—	828.7
Goodwill	—	578.9	—	—	578.9

Total Assets	$9,101.3	$7,523.1	$1,193.5	$(6,773.4)	$11,044.5

LIABILITIES & EQUITY
Accounts payable and other liabilities	$634.3	$980.4	$54.0	$—	$1,668.7
Advances from parent/subsidiaries	—	4,535.1	91.3	(4,626.4)	—
Notes payable	3,646.7	8.0	708.4	—	4,363.1

Total Liabilities	4,281.0	5,523.5	853.7	(4,626.4)	6,031.8

Minority interests	—	—	192.4	—	192.4

Total Equity	4,820.3	1,999.6	147.4	(2,147.0)	4,820.3

Total Liabilities & Equity	$9,101.3	$7,523.1	$1,193.5	$(6,773.4)	$11,044.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2005

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2005

NOTE K — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Statement of Income
Three Months Ended June 30, 2005

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues:
Home sales	$743.1	$2,528.7	$5.3	$—	$3,277.1
Land/lot sales	14.4	18.0	—	—	32.4

	757.5	2,546.7	5.3	—	3,309.5

Cost of sales:
Home sales	496.2	1,913.7	3.8	—	2,413.7
Land/lot sales	6.7	10.3	—	—	17.0

	502.9	1,924.0	3.8	—	2,430.7

Gross profit:
Home sales	246.9	615.0	1.5	—	863.4
Land/lot sales	7.7	7.7	—	—	15.4

	254.6	622.7	1.5	—	878.8

Selling, general and administrative expense	121.8	174.5	1.8	3.9	302.0
Other (income) expense	(471.6)	(0.5)	(0.5)	472.1	(0.5)

	604.4	448.7	0.2	(476.0)	577.3

Financial services:
Revenues	—	—	60.7	—	60.7
General and administrative expense	—	—	42.4	(3.9)	38.5
Interest expense	—	—	4.1	—	4.1
Other (income)	—	—	(9.0)	—	(9.0)

	—	—	23.2	3.9	27.1

Income before income taxes	604.4	448.7	23.4	(472.1)	604.4
Provision for income taxes	232.7	172.9	8.9	(181.8)	232.7

Net income	$371.7	$275.8	$14.5	$(290.3)	$371.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2005

NOTE K — SUMMARIZED FINANCIAL INFORMATION — (Continued)

Consolidating Statement of Income
Nine Months Ended June 30, 2005

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues:
Home sales	$1,843.2	$6,551.6	$38.1	$—	$8,432.9
Land/lot sales	119.1	58.4	—	—	177.5

	1,962.3	6,610.0	38.1	—	8,610.4

Cost of sales:
Home sales	1,284.4	4,969.6	25.8	—	6,279.8
Land/lot sales	75.1	30.3	—	—	105.4

	1,359.5	4,999.9	25.8	—	6,385.2

Gross profit:
Home sales	558.8	1,582.0	12.3	—	2,153.1
Land/lot sales	44.0	28.1	—	—	72.1

	602.8	1,610.1	12.3	—	2,225.2

Selling, general and administrative expense	321.2	489.8	5.5	10.2	826.7
Other (income) expense	(1,192.6)	(8.8)	(0.6)	1,190.6	(11.4)

	1,474.2	1,129.1	7.4	(1,200.8)	1,409.9

Financial services:
Revenues	—	—	156.5	—	156.5
General and administrative expense	—	—	115.3	(10.2)	105.1
Interest expense	—	—	9.1	—	9.1
Other (income)	—	—	(22.0)	—	(22.0)

	—	—	54.1	10.2	64.3

Income before income taxes	1,474.2	1,129.1	61.5	(1,190.6)	1,474.2
Provision for income taxes	567.5	434.9	23.5	(458.4)	567.5

Net income	$906.7	$694.2	$38.0	$(732.2)	$906.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2005
NOTE K — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Income
Three Months Ended June 30, 2004

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues:
Home sales	$527.8	$2,121.1	$46.6	$—	$2,695.5
Land/lot sales	2.3	43.9	—	—	46.2

	530.1	2,165.0	46.6	—	2,741.7

Cost of sales:
Home sales	378.1	1,677.6	31.1	—	2,086.8
Land/lot sales	2.3	26.8	—	—	29.1

	380.4	1,704.4	31.1	—	2,115.9

Gross profit:
Home sales	149.7	443.5	15.5	—	608.7
Land/lot sales	—	17.1	—	—	17.1

	149.7	460.6	15.5	—	625.8

Selling, general and administrative expense	89.9	147.5	3.7	3.2	244.3
Other (income) expense	(348.8)	(3.6)	3.4	341.6	(7.4)

	408.6	316.7	8.4	(344.8)	388.9

Financial services:
Revenues	—	—	48.7	—	48.7
General and administrative expense	—	—	35.4	(3.2)	32.2
Interest expense	—	—	1.6	—	1.6
Other (income)	—	—	(4.8)	—	(4.8)

	—	—	16.5	3.2	19.7

Income before income taxes	408.6	316.7	24.9	(341.6)	408.6
Provision for income taxes	157.3	121.9	9.6	(131.5)	157.3

Net income	$251.3	$194.8	$15.3	$(210.1)	$251.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2005
NOTE K — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Income
Nine Months Ended June 30, 2004

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues:
Home sales	$1,273.4	$5,709.3	$98.0	$—	$7,080.7
Land/lot sales	10.9	106.9	—	—	117.8

	1,284.3	5,816.2	98.0	—	7,198.5

Cost of sales:
Home sales	918.8	4,501.7	69.5	—	5,490.0
Land/lot sales	7.0	65.4	—	—	72.4

	925.8	4,567.1	69.5	—	5,562.4

Gross profit:
Home sales	354.6	1,207.6	28.5	—	1,590.7
Land/lot sales	3.9	41.5	—	—	45.4

	358.5	1,249.1	28.5	—	1,636.1

Selling, general and administrative expense	235.5	427.2	8.2	8.6	679.5
Interest expense	3.0	—	0.3	—	3.3
Other (income) expense	(897.0)	(7.2)	7.6	889.5	(7.1)

	1,017.0	829.1	12.4	(898.1)	960.4

Financial services:
Revenues	—	—	131.7	—	131.7
General and administrative expense	—	—	92.4	(8.6)	83.8
Interest expense	—	—	4.0	—	4.0
Other (income)	—	—	(12.7)	—	(12.7)

	—	—	48.0	8.6	56.6

Income before income taxes	1,017.0	829.1	60.4	(889.5)	1,017.0
Provision for income taxes	391.5	319.2	23.2	(342.4)	391.5

Net income	$625.5	$509.9	$37.2	$(547.1)	$625.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2005
NOTE K — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2005

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net income	$906.7	$694.2	$38.0	$(732.2)	$906.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5.0	31.8	2.4	—	39.2
Amortization of debt premiums, discounts and fees	3.1	—	—	—	3.1
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(624.6)	(1,388.1)	8.9	—	(2,003.8)
Increase in earnest money deposits and other assets	(42.9)	(67.3)	(23.1)	—	(133.3)
Increase in mortgage loans held for sale	—	—	(205.4)	—	(205.4)
Increase (decrease) in accounts payable and other liabilities	87.6	208.0	(3.0)	—	292.6

Net cash provided by (used in) operating activities	334.9	(521.4)	(182.2)	(732.2)	(1,100.9)

INVESTING ACTIVITIES
Net purchases of property and equipment	(2.2)	(40.9)	(1.6)	—	(44.7)

Net cash used in investing activities	(2.2)	(40.9)	(1.6)	—	(44.7)

FINANCING ACTIVITIES
Net change in notes payable	645.2	(12.9)	213.9	—	846.2
(Decrease) increase in intercompany payables	(1,223.0)	1,177.3	(11.5)	57.2	—
Proceeds from stock associated with certain employee benefit plans	21.5	—	—	—	21.5
Cash dividends/distributions paid	(68.3)	(675.0)	—	675.0	(68.3)

Net cash (used in) provided by financing activities	(624.6)	489.4	202.4	732.2	799.4

(Decrease) increase in cash and cash equivalents	(291.9)	(72.9)	18.6	—	(346.2)
Cash and cash equivalents at beginning of period	338.9	131.6	47.5	—	518.0

Cash and cash equivalents at end of period	$47.0	$58.7	$66.1	$—	$171.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2005
NOTE K — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2004

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net income	$625.5	$509.9	$37.2	$(547.1)	$625.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5.9	26.0	2.5	—	34.4
Amortization of debt premiums, discounts and fees	5.0	—	—	—	5.0
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(310.1)	(1,042.6)	18.6	—	(1,334.1)
Increase in earnest money deposits and other assets	(5.9)	(32.8)	(0.9)	—	(39.6)
Decrease in mortgage loans held for sale	—	—	71.9	—	71.9
(Decrease) increase in accounts payable and other liabilities	(44.6)	130.6	(12.1)	—	73.9

Net cash provided by (used in) operating activities	275.8	(408.9)	117.2	(547.1)	(563.0)

INVESTING ACTIVITIES
Net purchases of property and equipment	(7.0)	(29.5)	(2.8)	—	(39.3)

Net cash used in investing activities	(7.0)	(29.5)	(2.8)	—	(39.3)

FINANCING ACTIVITIES
Net change in notes payable	414.3	(29.4)	(88.7)	—	296.2
(Decrease) increase in intercompany payables	(769.0)	751.6	(29.7)	47.1	—
Proceeds from stock associated with certain employee benefit plans	11.5	—	—	—	11.5
Cash dividends/distributions paid	(48.2)	(500.0)	—	500.0	(48.2)

Net cash (used in) provided by financing activities	(391.4)	222.2	(118.4)	547.1	259.5

Decrease in cash and cash equivalents	(122.6)	(216.2)	(4.0)	—	(342.8)
Cash and cash equivalents at beginning of period	196.1	319.0	67.8	—	582.9

Cash and cash equivalents at end of period	$73.5	$102.8	$63.8	$—	$240.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2005
NOTE L – SUBSEQUENT EVENTS
In July 2005, the Company issued $300 million principal amount of 5.375% senior notes due 2012. The notes, which are due June 15, 2012, with interest payable semi-annually, represent unsecured obligations of the Company. The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments on the redemption date, discounted at a rate equal to the yield to maturity of a United States Treasury security with a comparable maturity, plus 25 basis points (0.25%), plus, in each case, accrued interest. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs is 5.4%.
On July 15, 2005, the Company redeemed its 9.375% senior notes due 2009 at an aggregate redemption price of approximately $246 million, plus accrued interest. The notes were originally issued by Schuler Homes, Inc. and were assumed by the Company in their merger in February 2002. Concurrent with the redemption, the Company recorded interest expense of approximately $4.6 million, representing the call premium net of the unamortized premium related to the redeemed notes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2. OVERVIEW
We are the largest homebuilding company in the United States based on domestic homes closed in 2004. We construct and sell single-family homes in metropolitan areas in 23 states and 71 markets primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family detached and attached homes with sales prices generally ranging from $80,000 to $900,000.
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
We conduct our homebuilding operations in all of the following geographic regions, states and markets, and we conduct our mortgage and title operations in the markets indicated below:

Mortgage (M)
State	Region/Market	Title (T)
Mid-Atlantic Region
Maryland	Baltimore	M
	Suburban Washington D.C.	M,T
New Jersey	New Jersey	M,T
North Carolina	Brunswick
	Charlotte	M
	Greensboro/Winston-Salem	M
	Raleigh/Durham	M
Pennsylvania	Philadelphia
York/Lancaster
South Carolina	Charleston	M
	Columbia	M
	Greenville	M
	Hilton Head	M
	Myrtle Beach	M
Virginia	Northern Virginia	M,T

Midwest Region
Illinois	Chicago	M
Minnesota	Minneapolis/St. Paul	M,T
Wisconsin	Kenosha

Southeast Region
Alabama	Birmingham	M
	Huntsville	M
Georgia	Atlanta	M,T
Macon
	Savannah	M
Florida	Daytona Beach	M
	Fort Myers/Naples	M,T
	Jacksonville	M,T
	Melbourne	M
	Miami/West Palm Beach	M,T
	Orlando	M,T
	Tampa	M,T

Mortgage (M)
State	Region/Market	Title (T)
Southwest Region
Arizona	Casa Grande	M,T
	Phoenix	M,T
	Tucson	M
New Mexico	Albuquerque	M
	Las Cruces	M
Oklahoma	Oklahoma City
Texas	Austin	M,T
	Dallas	M,T
	Fort Worth	M,T
	Houston	M,T
	Killeen/Temple	M
	Laredo	M
	Rio Grande Valley	M
	San Antonio	M,T
	Waco	M

West Region
California	Bakersfield/Lancaster/Palmdale	M
	Fresno/Modesto	M
	Los Angeles County	M
	Oakland/North Bay	M
	Orange County	M
	Riverside/San Bernardino	M
	Sacramento	M
	San Diego County	M
	San Francisco	M
	San Jose/Pleasanton/East Bay	M
	Ventura County	M
Colorado	Colorado Springs	M
	Denver	M
	Ft. Collins	M
Hawaii	Hawaii	M
	Maui	M
	Oahu	M
Nevada	Las Vegas	M,T
	Reno	M
Oregon	Albany
	Bend	M
	Eugene	M
	Portland	M
Utah	Salt Lake City	M
Washington	Seattle/Tacoma	M
	Vancouver	M

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We experienced increases in revenues and earnings during the three and nine months ended June 30, 2005, driven by the continued growth of our homebuilding operations and by improvements in homebuilding profit margins. Key financial highlights as of and for the three months ended June 30, 2005 as compared to the same period of 2004 were as follows:
•	Net sales orders increased 29% to $4.1 billion

•	Sales order backlog increased 36% to $7.0 billion

•	Homebuilding revenue increased 21% to $3.3 billion

•	Home sales gross profit margin improved 370 basis points to 26.3%

•	Net income increased 48% to $371.7 million

•	Diluted earnings per share increased 46% to $1.17 per share
Key financial highlights for the nine months ended June 30, 2005 as compared to the same period of 2004 were as follows:
•	Net sales orders increased 27% to $10.9 billion

•	Homebuilding revenue increased 20% to $8.6 billion

•	Home sales gross profit margin improved 300 basis points to 25.5%

•	Net income increased 45% to $906.7 million

•	Diluted earnings per share increased 44% to $2.85 per share
RESULTS OF OPERATIONS — HOMEBUILDING
The following tables set forth key operating and financial data for our homebuilding operations:
NET SALES ORDERS

	Three Months Ended June 30,
	Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2005	2004	Change	2005	2004	Change	2005	2004	Change
Mid-Atlantic	1,453	1,147	27%	$381.6	$296.7	29%	$262,600	$258,700	2%
Midwest	952	586	62%	254.5	162.2	57%	267,300	276,800	(3)%
Southeast	2,346	1,739	35%	577.3	394.1	46%	246,100	226,600	9%
Southwest	5,807	4,962	17%	1,158.5	839.2	38%	199,500	169,100	18%
West	4,422	4,010	10%	1,762.9	1,524.1	16%	398,700	380,100	5%

	14,980	12,444	20%	$4,134.8	$3,216.3	29%	$276,000	$258,500	7%

	Nine Months Ended June 30,
	Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2005	2004	Change	2005	2004	Change	2005	2004	Change
Mid-Atlantic	3,753	2,896	30%	$1,004.7	$740.6	36%	$267,700	$255,700	5%
Midwest	2,258	1,617	40%	603.8	462.5	31%	267,400	286,000	(7)%
Southeast	6,079	4,670	30%	1,485.8	1,010.7	47%	244,400	216,400	13%
Southwest	15,383	13,677	12%	3,007.1	2,300.2	31%	195,500	168,200	16%
West	11,809	11,298	5%	4,787.8	4,069.8	18%	405,400	360,200	13%

	39,282	34,158	15%	$10,889.2	$8,583.8	27%	$277,200	$251,300	10%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	SALES ORDER BACKLOG

	As of June 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
			%			%			%
	2005	2004	Change	2005	2004	Change	2005	2004	Change
Mid-Atlantic	2,812	1,861	51%	$825.3	$523.5	58%	$293,500	$281,300	4%
Midwest	1,701	1,177	45%	502.3	355.5	41%	295,300	302,000	(2)%
Southeast	4,027	2,730	48%	1,047.0	624.0	68%	260,000	228,600	14%
Southwest	8,543	7,415	15%	1,796.9	1,280.8	40%	210,300	172,700	22%
West	6,833	6,348	8%	2,853.2	2,372.7	20%	417,600	373,800	12%

	23,916	19,531	22%	$7,024.7	$5,156.5	36%	$293,700	$264,000	11%

	HOMES CLOSED

	Three Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2005	2004	Change	2005	2004	Change	2005	2004	Change
Mid-Atlantic	978	994	(2)%	$253.1	$226.0	12%	$258,800	$227,400	14%
Midwest	563	534	5%	146.7	147.3	—%	260,600	275,800	(6)%
Southeast	1,942	1,360	43%	447.9	281.9	59%	230,600	207,300	11%
Southwest	4,819	4,565	6%	892.8	769.3	16%	185,300	168,500	10%
West	3,967	3,597	10%	1,536.6	1,271.0	21%	387,300	353,400	10%

	12,269	11,050	11%	$3,277.1	$2,695.5	22%	$267,100	$243,900	10%

	Nine Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2005	2004	Change	2005	2004	Change	2005	2004	Change
Mid-Atlantic	2,681	2,637	2%	$671.6	$588.0	14%	$250,500	$223,000	12%
Midwest	1,418	1,421	—%	371.2	385.8	(4)%	261,800	271,500	(4)%
Southeast	5,039	3,763	34%	1,137.3	750.8	51%	225,700	199,500	13%
Southwest	13,472	12,938	4%	2,405.5	2,140.3	12%	178,600	165,400	8%
West	9,940	9,356	6%	3,847.3	3,215.8	20%	387,100	343,700	13%

	32,550	30,115	8%	$8,432.9	$7,080.7	19%	$259,100	$235,100	10%

HOMEBUILDING OPERATING MARGIN ANALYSIS

	Percentages of Total Homebuilding Revenues
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Gross profit:
Home sales	26.3%	22.6%	25.5%	22.5%
Land/lot sales	47.5%	37.0%	40.6%	38.5%

Total homebuilding gross profit	26.6%	22.8%	25.8%	22.7%
Selling, general and administrative expense	9.1%	8.9%	9.6%	9.4%
Interest expense	—%	—%	—%	—%
Other (income)	—%	(0.3)%	(0.1)%	(0.1)%
Income before income taxes	17.4%	14.2%	16.4%	13.3%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net Sales Orders and Backlog
Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations. The value of net sales orders increased 29% to $4,134.8 million (14,980 homes) for the three months ended June 30, 2005, from $3,216.3 million (12,444 homes) for the same period of 2004. The value of net sales orders increased 27% to $10,889.2 million (39,282 homes) for the nine months ended June 30, 2005, from $8,583.8 million (34,158 homes) for the same period of 2004. The average price of a net sales order in the three months ended June 30, 2005 was $276,000, up 7% from the $258,500 average in the comparable period of 2004. The average price of a net sales order in the nine months ended June 30, 2005 was $277,200, up 10% from the $251,300 average in the comparable period of 2004. The number and value of net sales orders during the three and nine-month periods increased in each of our five market regions, with all regions producing double-digit increases in both categories during the three-month period. These results reflect the successful execution of our organic growth strategies and the overall strong demand for our homes.
The largest percentage increase in the value of net sales orders during the three-month period occurred in our Midwest region, which is comprised of only three markets, and where our efforts to offer more lower priced products in the Chicago market helped contribute to a 62% increase in the number of units sold for the region. The largest percentage increase in the value of net sales orders during the nine-month period occurred in the Southeast region, as we continue to expand our presence in our Florida markets where housing demand is high. The average price of net sales orders during the three and nine-month periods increased in four of our five market regions, demonstrating our ability to increase prices in the markets where demand for our homes is strongest. In the Midwest region, the average sales price for the three and nine-month periods was down 3% and 7%, respectively, due to efforts to offer more lower priced products in the Chicago market.
Sales order backlog represents homes under contract but not yet closed at the end of the period. Some of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval, that can result in cancellations. In the past, our backlog has been a reliable indicator of the level of closings in our two subsequent fiscal quarters, although some contracts in backlog will not result in closings. At June 30, 2005, the value of our backlog of sales orders was $7,024.7 million (23,916 homes), up 36% from $5,156.5 million (19,531 homes) at June 30, 2004. The average sales price of homes in sales order backlog was $293,700 at June 30, 2005, up 11% from the average price of $264,000 at June 30, 2004. The value of our backlog of sales orders was up in all of our five market regions, with the Southeast and Mid-Atlantic regions showing the largest percentage increases from the prior period, up 68% and 58%, respectively. These increases are the result of our continued efforts to expand our presence in our Florida, New Jersey and Northern Virginia markets. The increase in our average selling price is due to our ability to increase prices in the markets where demand for our homes is strongest.
Home Sales Revenue and Gross Profit
Revenues from home sales increased 22%, to $3,277.1 million (12,269 homes closed) for the three months ended June 30, 2005, from $2,695.5 million (11,050 homes closed) for the comparable period of 2004. Revenues from home sales increased 19%, to $8,432.9 million (32,550 homes closed) for the nine months ended June 30, 2005, from $7,080.7 million (30,115 homes closed) for the comparable period of 2004. The average selling price of homes closed during the three months ended June 30, 2005 was $267,100, up 10% from $243,900 for the same period in 2004. The average selling price of homes closed during the nine months ended June 30, 2005 was $259,100, up 10% from $235,100 for the same period in 2004. Revenues from home sales increased in four of our five market regions during the three and nine-month periods. The increase in our revenues is due to our continued execution of our organic growth strategies in most of our markets and our ability to increase prices in the markets where demand for our homes is strongest.
Gross profit from home sales increased by 42%, to $863.4 million for the three months ended June 30, 2005, from $608.7 million for the comparable period of 2004. Gross profit from home sales increased by 35%, to $2,153.1 million for the nine months ended June 30, 2005, from $1,590.7 million for the comparable period of 2004. Gross profit from home sales as a percentage of home sales revenues increased 370 basis points, to 26.3% for the three

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
months ended June 30, 2005; and 300 basis points, to 25.5% for the nine months ended June 30, 2005, from the comparable periods of 2004. The improvement in gross profit from home sales as a percentage of revenue for the three and nine-month periods is attributable to our ability to increase home prices in many of our markets, our ongoing efforts to control and reduce construction costs through our local, regional and national purchasing programs, and our ongoing efforts to re-allocate capital to our more profitable markets. The gross profit improvement also reflects a decrease in the capitalized interest amortized to cost of sales, resulting from improvement in our homebuilding leverage ratios and our debt refinancing efforts over the past two years.
Land Sales Revenue and Gross Profit
Land sales revenues decreased 30%, to $32.4 million for the three months ended June 30, 2005, and increased 51%, to $177.5 million for the nine months ended June 30, 2005, from $46.2 million and $117.8 million in the comparable periods of 2004. The increase in land sales revenue for the nine-month period is due to our sale of a single, commercially-zoned parcel in our West region in March 2005. The gross profit percentage from land sales increased to 47.5% for the three months ended June 30, 2005, from 37.0% in the comparable period of the prior year, and increased to 40.6% for the nine months ended June 30, 2005 from 38.5% in the prior year. The fluctuations in revenues and gross profit percentages from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. When we have the opportunity and the need to sell land or lots in our various markets to manage inventories at desired levels, or because the land is not zoned for residential construction, the resulting land sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales can fluctuate significantly from period to period.
Selling, General and Administrative Expense
Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 24%, to $302.0 million in the three months ended June 30, 2005, and 22%, to $826.7 million in the nine months ended June 30, 2005, from the comparable periods of 2004. As a percentage of homebuilding revenues, SG&A expenses increased 20 basis points in both the three months and nine months ended June 30, 2005, to 9.1% and 9.6% for the three months and nine months ended June 30, 2005, respectively, from the comparable periods of 2004. Our homebuilding SG&A expense as a percentage of revenues can vary between quarters, depending largely on the relative fluctuations in quarterly revenue levels. The increases in SG&A expenses as a percentage of homebuilding revenues in the three and nine-month periods are due primarily to costs associated with the growth of our infrastructure to support our planned growth in home deliveries.
Interest Expense
Interest incurred related to homebuilding debt increased by 15%, to $68.8 million in the three months ended June 30, 2005, from $59.7 million in the comparable period in 2004, while our average daily homebuilding debt increased 23% from the prior year period. Interest incurred related to homebuilding debt also increased by 15%, to $204.7 million in the nine months ended June 30, 2005, from $177.7 million in the comparable period in 2004, while our average daily homebuilding debt increased 26% from the prior year period. Interest incurred increased at a slower rate than average debt because we have replaced certain of our higher interest rate notes with notes bearing lower interest rates, and we restructured and amended our unsecured revolving credit facility in March 2004, which lowered our interest costs.
We capitalize interest costs only to inventory under construction or development. During both years, our inventory under construction or development exceeded our interest-bearing debt; therefore, we capitalized virtually all interest from homebuilding debt. Interest expense of $3.3 million for the nine-month period of 2004 included $3.1 million of unamortized issuance costs related to restructuring our revolving credit facility during the quarter ended March 31, 2004. Interest amortized to cost of sales was 2.5% of total cost of sales in both the three and nine month periods ended June 30, 2005, compared to 3.1% in both of the comparable periods of 2004. The reduction in interest amortized to cost of sales as a percentage of total cost of sales for the three and nine-month periods is a direct result

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
of the reductions in our homebuilding leverage ratios and our debt refinancing efforts over the past two years, which has also reduced our capitalized interest as a percentage of inventory.
Other Income
Other income associated with homebuilding activities was $0.5 million in the three months ended June 30, 2005, compared to $7.4 million in the comparable period of 2004. Other income associated with homebuilding activities was $11.4 million in the nine months ended June 30, 2005, compared to $7.1 million in the comparable period of 2004. The largest component of other income for the nine-month period is the change in the fair value of our interest rate swaps.
RESULTS OF OPERATIONS — FINANCIAL SERVICES
The following tables set forth key operating and financial data for our financial services operations:

	Three Months Ended June 30,			Nine Months Ended June 30,
			%			%
	2005	2004	Change	2005	2004	Change
			($ in millions)
Loan origination fees	$11.0	$9.4	17%	$28.0	$24.7	13%
Sale of servicing rights and gains from sale of mortgages	29.1	23.9	22%	76.1	64.9	17%
Other revenues	8.5	6.1	39%	21.2	15.3	39%

Total mortgage banking revenues	48.6	39.4	23%	125.3	104.9	19%
Title policy premiums, net	12.1	9.3	30%	31.2	26.8	16%

Total revenues	60.7	48.7	25%	156.5	131.7	19%
General and administrative expense	38.5	32.2	20%	105.1	83.8	25%
Interest expense	4.1	1.6	156%	9.1	4.0	128%
Other (income)	(9.0)	(4.8)	88%	(22.0)	(12.7)	73%

Income before income taxes	$27.1	$19.7	38%	$64.3	$56.6	14%

FINANCIAL SERVICES OPERATING MARGIN ANALYSIS

	Percentages of Total Financial Services Revenues
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
General and administrative expense	63.4%	66.1%	67.2%	63.6%
Interest expense	6.8%	3.3%	5.8%	3.0%
Other (income)	(14.8)%	(9.9)%	(14.1)%	(9.6)%
Income before income taxes	44.6%	40.5%	41.1%	43.0%
Financial Services Revenue
Revenues from the financial services segment increased 25% to $60.7 million in the three months ended June 30, 2005, from the comparable period of 2004. Revenues from the financial services segment increased 19% to $156.5 million in the nine months ended June 30, 2005, from the comparable period of 2004. The increase in financial services revenues was primarily due to increases in the number of loans originated and sold to third-party investors and title policy premiums, resulting from the growth of our homebuilding operations. The majority of the revenues associated with our mortgage operations are recognized when the mortgage loans and related servicing rights are sold to third-party investors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General and Administrative Expense
General and administrative expenses associated with financial services increased 20% and 25%, to $38.5 million and $105.1 million in the three and nine months ended June 30, 2005, respectively, from the comparable periods of 2004. As a percentage of financial services revenues, general and administrative expenses in the three-month period ended June 30, 2005 was 63.4%, an improvement of 270 basis points from the comparable period of 2004. As a percentage of financial services revenues, general and administrative expenses in the nine-month period ended June 30, 2005 was 67.2%, an increase of 360 basis points from the comparable period of 2004. The decrease in general and administrative expenses as a percentage of financial services revenue during the three-month period was due primarily to the quarterly increase in revenues, which better leveraged our fixed costs than in the prior year quarter. The increase in general and administrative expenses as a percentage of financial services revenue during the nine-month period was due primarily to changes in the product mix of mortgage loans originated and sold, increased competition in the mortgage industry and our efforts to strengthen our financial services infrastructure to support our growing homebuilding business.
RESULTS OF OPERATIONS — CONSOLIDATED
Income Before Income Taxes
Income before income taxes for the three months ended June 30, 2005, increased 48% from the comparable period of 2004, to $604.4 million. Income before income taxes for the nine months ended June 30, 2005, increased 45% from the comparable period of 2004, to $1,474.2 million. As a percentage of revenues, income before income taxes for the three months ended June 30, 2005 was 17.9%, an increase of 330 basis points from the comparable period of 2004. As a percentage of revenues, income before income taxes for the nine months ended June 30, 2005 was 16.8%, an increase of 290 basis points from the comparable period of 2004. The primary factor contributing to these improvements was the homebuilding segment’s pre-tax operating margin, which increased 320 basis points and 310 basis points versus the three and nine months ended June 30, 2004, respectively.
Provision for Income Taxes
The consolidated provision for income taxes for the three and nine months ended June 30, 2005 increased 48% and 45% from the comparable periods of 2004, to $232.7 million and $567.5 million, respectively, due to the corresponding increase in income before income taxes. The effective income tax rate for all periods was 38.5%.
During 2004, the American Jobs Creation Act was signed into law. The tax benefits, if any, resulting from this legislation will be effective for our fiscal year ending September 30, 2006. We are currently evaluating the impact of this law on our future effective income tax rate and consolidated financial statements.
CAPITAL RESOURCES AND LIQUIDITY
We fund our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt securities. As we utilize our capital resources and liquidity to fund the growth of our operations, we have focused on maintaining strong balance sheet leverage ratios.
At June 30, 2005, our ratio of net homebuilding debt to total capital was 42.4%, increasing from 38.9% at September 30, 2004, and decreasing from 43.6% at June 30, 2004. Net homebuilding debt to total capital consists of homebuilding notes payable (net of cash) divided by total capital (homebuilding notes payable net of cash plus stockholders’ equity). The increase in our ratio of net homebuilding debt to total capital at June 30, 2005 as compared with the ratio at September 30, 2004 is due to the increase in borrowings associated with funding a planned increase in inventory, and is partially offset by the increase in retained earnings. We increased construction in progress inventory to support higher home closings planned for our fourth fiscal quarter, and we increased residential lot inventory to support our planned growth in home closings in future years. For the same reasons, our stockholders’ equity to total assets ratio decreased 50 basis points, to 43.6% at June 30, 2005, from 44.1% at September 30, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We believe that we will be able to continue to fund our homebuilding and financial services operations and our future cash needs through a combination of our existing cash resources, cash flows from operations, our existing credit facilities and the issuance of new debt securities through the public capital markets.
Homebuilding Capital Resources
Cash — At June 30, 2005, our available homebuilding cash and cash equivalents amounted to $109.8 million.
Bank Credit Facility — We have a $1.21 billion unsecured revolving credit facility, which includes a $350 million letter of credit sub-facility, that matures on March 25, 2008. The facility is guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.
We had $50 million in cash borrowings outstanding on our homebuilding revolving credit facility at June 30, 2005 and no outstanding cash borrowings at September 30, 2004. Under the debt covenants associated with our revolving credit facility, our additional homebuilding borrowing capacity under the facility is limited to the lesser of the unused portion of the facility, $1.04 billion at June 30, 2005, or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on our revolving credit facility may not exceed certain percentages of the various categories of our unencumbered inventory. At June 30, 2005, the borrowing base arrangement would have limited our additional borrowing capacity from any source to $3.1 billion. At June 30, 2005, we were in compliance with all of the covenants, limitations and restrictions that form a part of our public debt obligations and our bank revolving credit facility.
Shelf Registration Statements — At June 30, 2005, we had the capacity to issue new debt or equity securities amounting to $900 million under our universal shelf registration statement. In July 2005, we issued $300 million of 5.375% senior notes which reduced our capacity under the universal shelf registration statement to $600 million. Also, at June 30, 2005, we had the capacity to issue approximately 22.5 million shares of common stock under our acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions. We intend to maintain sufficient capacity under our universal shelf registration statement and our acquisition shelf registration statement to meet our anticipated capital needs, which may result in our updating or filing of additional registration statements.
Debt Repayments — On April 1, 2005, we repaid the $200 million principal amount of our 10.5% senior notes which became due on that date.
On July 15, 2005, we redeemed our 9.375% senior notes due 2009 at an aggregate redemption price of approximately $246 million, plus accrued interest. The notes were originally issued by Schuler Homes, Inc. and were assumed by us in the merger in February 2002. Concurrent with the redemption, we recorded interest expense of approximately $4.6 million, representing the call premium net of the unamortized premium related to the redeemed notes.
Financial Services Capital Resources
Cash — At June 30, 2005, we had available financial services cash and cash equivalents of $62.0 million.
Mortgage Warehouse Loan Facility - In April 2005, our wholly-owned mortgage company restructured and amended its $300 million mortgage warehouse loan facility, increasing the accordion feature to $150 million and extending its maturity to April 7, 2006. In June 2005, through amendment to the credit agreement, we exercised the accordion feature and obtained commitments from our lenders that increased the total size of the facility to $450 million. We expect the additional $150 million related to the exercise of the accordion feature to remain in place through October 2005, the period in which we expect our highest number of home closings and loan originations to occur. At June 30, 2005, we had borrowings of $308.4 million outstanding under the mortgage warehouse facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Commercial Paper Conduit Facility - Our wholly-owned mortgage company also has a $500 million commercial paper conduit facility (the “CP conduit facility”), which expires on June 29, 2006. In June 2005, through amendment to the credit agreement, we increased the capacity available under this facility to $500 million from its previous capacity of $300 million. At June 30, 2005, $400 million had been drawn under the CP conduit facility.
The mortgage warehouse loan facility and the CP conduit facility are not guaranteed by either the parent company or any of the subsidiaries that guarantee our homebuilding debt. Borrowings under both facilities are secured by certain mortgage loans held for sale. The mortgage loans pledged to secure the CP conduit facility are used as collateral for asset backed commercial paper issued by multi-seller conduits in the commercial paper market. At June 30, 2005, our total mortgage loans held for sale were $828.7 million. All mortgage company activities are financed with the mortgage warehouse facility, the CP conduit facility or internally generated funds. Both of our financial services credit facilities contain financial covenants with which we are in compliance.
Operating Cash Flow Activities
For the nine months ended June 30, 2005, we used $1.1 billion of cash in our operating activities, as compared to $563.0 million of cash used in such activities during the comparable period of the prior year. The increase in cash used in operating activities is due to our decision to fund inventory growth with $2.0 billion to support our planned home closings volume in the remainder of fiscal 2005 and future years.
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
Investing Cash Flow Activities
For the nine months ended June 30, 2005 and 2004, cash used in investing activities represented net purchases of property and equipment, primarily model home furniture and office equipment. Such purchases are not significant relative to our total assets or cash flows and typically do not vary significantly from period to period.
Financing Cash Flow Activities
The majority of our short-term financing needs are funded with cash generated from operations and funds available under our homebuilding and financial services credit facilities. Long-term financing needs are generally funded with the issuance of new senior unsecured debt securities through the public capital markets. Our homebuilding senior and senior subordinated notes and borrowings under our homebuilding revolving credit facility are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.
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
In February 2005, our Board of Directors declared a four-for-three stock split (effected as a 33% stock dividend), paid on March 16, 2005 to common stockholders of record on March 1, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In July 2005, we issued $300 million of 5.375% senior notes due 2012. We used the proceeds from this offering for general corporate purposes, including the repayment of borrowings under our revolving credit facility and for the early redemption of our 9.375% senior notes due 2009.
During the three months ended June 30, 2005, our Board of Directors declared a quarterly cash dividend of $0.09 per common share, which was paid on May 20, 2005 to stockholders of record on May 6, 2005. In July 2005, our Board of Directors declared a quarterly cash dividend of $0.09 per common share, payable on August 19, 2005 to stockholders of record on August 5, 2005.
Changes in Capital Structure
In May 2005, our Board of Directors authorized the repurchase of up to $175.6 million of our common stock and up to $200 million of our outstanding debt securities, as market conditions warrant. As of June 30, 2005, we had $175.6 million remaining of the Board of Directors’ authorization for repurchases of common stock and $200 million remaining of the authorization for repurchases of debt securities.
OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At June 30, 2005, we had $284.0 million in deposits to purchase land and lots with a total remaining purchase price of $5.7 billion. Only $64.7 million of the remaining purchase price is subject to specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations. We consolidated certain variable interest entities and other inventory obligations with assets of $185.2 million.
In the normal course of business, we provide standby letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At June 30, 2005, outstanding standby letters of credit and performance bonds, the majority of which mature in less than one year, were $138.6 million and $1.6 billion, respectively.
LAND AND LOT POSITION AND HOMES IN INVENTORY
At June 30, 2005, about 54% of our total lot position of 323,000 lots was controlled under option or similar contracts. The following is a summary of our land/lot position at June 30, 2005:

Lots owned — developed and under development	150,000
Lots controlled under lot option and similar contracts	173,000

Total land/lots controlled	323,000

Percentage controlled under option	54%

At June 30, 2005, we had a total of approximately 30,000 homes under construction and in inventory, including approximately 1,700 model homes and approximately 350 unsold homes that had been completed for more than six months.
CRITICAL ACCOUNTING POLICIES
There have been no significant changes to our critical accounting policies during the nine months ended June 30, 2005, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the annual report on Form 10-K for the year ended September 30, 2004.

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
SAFE HARBOR STATEMENT AND RISKS
Certain statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” as defined in Section 21E of the Securities Exchange Act of 1934. These forward-looking statements typically include the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy”, or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to known or unknown risks and uncertainties. As a result, actual results may differ materially from the results discussed in and anticipated by the forward-looking statements. The following risks and uncertainties relevant to our business include factors we believe could adversely affect us. Other factors beyond those listed below could also adversely affect us.
- changes in general economic, real estate and other conditions;

- changes in interest rates and the availability of mortgage financing;

- the effects of governmental regulations and environmental matters;

- the uncertainties inherent in warranty and product liability claims matters;

- competitive conditions within our industry;

- our substantial debt;

- the availability of capital; and

- our ability to effect our growth strategies successfully.
We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance is contained in our annual report on Form 10-K, which is filed with the Securities and Exchange Commission.

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
Our mortgage company is exposed to interest rate risk associated with its mortgage loan origination services. Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than nine months. Some IRLCs are committed immediately to a specific investor through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party investors. Forward sales of mortgage backed securities (FMBS) are used to protect uncommitted IRLCs against the risk of changes in interest rates. FMBS related to IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. FMBS related to funded, uncommitted loans are designated as fair value hedges, with changes in the value of the derivative instruments recognized in current earnings, along with changes in the value of the funded, uncommitted loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the three months and nine months ended June 30, 2005 and 2004 was not significant, is recognized in current earnings.
The following table sets forth, as of June 30, 2005, for our debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table sets forth the notional amounts, weighted average interest rates and estimated fair market value of our interest rate swaps. At June 30, 2005, the fair value of the interest rate swaps was a $6.4 million liability.

	Three Months
	Ending							Fair value
	September 30,	Fiscal Year Ending September 30,						at
	2005	2006	2007	2008	2009	Thereafter	Total	6/30/05
				($ in millions)
Debt:
Fixed rate	$249.9	$9.0	$3.5	$215.3	$586.0	$2,544.8	$3,608.5	$3,757.4
Average interest rate	8.4%	7.5%	5.6%	7.6%	7.3%	7.0%	7.2%
Variable rate	$—	$708.4	$—	$50.0	$—	$—	$758.4	$758.4
Average interest rate	—	4.0%	—	4.6%	—	—	4.1%

Interest Rate Swaps:
Variable to fixed	$200.0	$200.0	$200.0	$200.0	$—	$—	$—	$6.4
Average pay rate	5.1%	5.1%	5.1%	5.0%	—	—	—
Average receive rate	90-day LIBOR

ITEM 4. CONTROLS AND PROCEDURES
The Company’s management has long recognized its responsibilities for developing, implementing and monitoring effective and efficient controls and procedures. As part of those responsibilities, as of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
(a) Exhibits.

3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company is incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q/A, filed with the Commission on February 18, 2003.

3.1(a)	Amendment to Amended and Restated Certificate of Incorporation, as amended, of the Company, effective February 6, 2003, is incorporated by reference from Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q/A, filed with the Commission on February 18, 2003.

3.2	Amended and Restated Bylaws of the Company are incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the Commission on February 16, 1999.

4.1	Twenty-Fourth Supplemental Indenture, dated July 7, 2005, by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 5.375% Senior Notes due 2012 issued by the Company (1).

10.1	Second Amendment to Amended and Restated Credit Agreement between DHI Mortgage Company, Ltd. and U.S. Bank National Association dated April 8, 2005 (2).

10.2*	Third Amendment to Amended and Restated Credit Agreement between DHI Mortgage Company, Ltd. and U.S. Bank National Association dated June 23, 2005.

10.3*	Seventh Omnibus Amendment, dated June 29, 2005, to Master Repurchase Agreement dated July 9, 2002, as amended, among CH Funding LLC. Calyon New York Branch (as successor in interest to Credit Lyonnais New York Branch), Atlantic Asset Securitization Corp., La Fayette Asset Securitization LLC, Falcon Asset Securitization Corporation, U.S. Bank National Bank Association, Lloyds TSB Bank PLC and DHI Mortgage Company, Ltd.

10.4*	Executive Compensation Summary — Named Executive Officers (COOs).

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer.

32.2*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer.

*	Filed herewith

(1)	Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2005 and filed with the SEC on July 6, 2005.

(2)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated May 4, 2005 and filed with the SEC on May 4, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.

Date: August 9, 2005	By:	/s/ Bill W. Wheat

Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and
Chief Financial Officer (Principal Financial and
Principal Accounting Officer)