Form 10-K
period 2005-09-30
HORTON D R INC /DE/
filed 2005-12-14
CIK 882184

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-14122

D.R. Horton, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2386963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Commerce Street, Suite 500 Fort Worth, Texas (Address of principal executive offices)	76102 (Zip Code)
(817) 390-8200
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	The New York Stock Exchange
7.5% Senior Notes due 2007	The New York Stock Exchange
8% Senior Notes due 2009	The New York Stock Exchange
9.75% Senior Subordinated Notes due 2010	The New York Stock Exchange
7.875% Senior Notes due 2011	The New York Stock Exchange
9.375% Senior Subordinated Notes due 2011	The New York Stock Exchange
8.5% Senior Notes due 2012	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑         No ☐
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
         As of March 31, 2005, the aggregate market value of the outstanding shares held by non-affiliates of the registrant was approximately $8,321,502,000. Solely for purposes of this calculation, all directors and executive officers were excluded as affiliates of the registrant.
         As of December 1, 2005, there were 315,734,632 shares of Common Stock, par value $.01 per share, issued and 313,081,832 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

PART I

ITEM 1.	BUSINESS
      D.R. Horton, Inc. is the largest homebuilding company in the United States, based on our domestic homes closed during the twelve months ended September 30, 2005. We construct and sell high quality single-family homes through our operating divisions in 25 states and 74 metropolitan markets of the United States, primarily under the name of D.R. Horton, America’s Builder. D.R. Horton, Inc. is a Fortune 500 company, and our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.
      Donald R. Horton began our homebuilding business in 1978. In 1991, we were incorporated in Delaware to acquire the assets and businesses of our predecessor companies, which were residential home construction and development companies owned or controlled by Mr. Horton. In 1992, we completed our initial public offering of our common stock. From inception, we have consistently grown the size of our company by investing our available capital into our existing homebuilding markets and into start-up operations in new markets. Additionally, we have acquired numerous other homebuilding companies, the most recent of which was in 2002, which have strengthened our market position in existing markets and expanded our geographic presence and product offerings in other markets. The success of our organic growth strategies and our effective acquisition strategy has enabled us to become the largest homebuilding company in the United States, a distinction we have maintained for our last four fiscal years. Our homes generally range in size from 1,000 to 5,000 square feet and range in price from $90,000 to $900,000. For the year ended September 30, 2005, we closed 51,172 homes with an average closing sales price approximating $261,400.
      Through our financial services operations, we provide mortgage banking and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our wholly-owned subsidiary, provides mortgage financing services, principally to purchasers of homes we build and sell. Our subsidiary title companies serve as title insurance agents by providing title insurance policies, examination and closing services, primarily to purchasers of homes we build and sell.
      Our financial reporting segments consist of homebuilding and financial services. Our homebuilding operations are by far the most substantial part of our business, comprising approximately 98% of consolidated revenues and approximately 96% of consolidated income before income taxes in fiscal year 2005. During fiscal 2005, our total consolidated revenues were $13,863.7 million, and our total consolidated income before income taxes was $2,378.6 million. Our homebuilding segment generates the majority of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. In addition to building traditional single-family detached homes, the homebuilding segment also builds attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. The sale of detached homes generated approximately 83%, 84%, and 91% of home sales revenues in fiscal 2005, 2004 and 2003, respectively. Our financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance and closing services. Financial information, including revenue, pre-tax income and identifiable assets, for both of our reporting segments is included in our consolidated financial statements.
      We make available, as soon as reasonably practicable, on our Internet website all of our reports required to be filed with the Securities and Exchange Commission. These reports include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, changes in beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. These reports may be accessed by going to our Internet website and clicking on the “Investor Relations” link. We will also provide these reports in electronic or paper format to our stockholders free of charge upon request made to our Investor Relations department. Information on our Internet website is not part of this annual report on Form 10-K.

      Our principal executive offices are located at 301 Commerce Street, Suite 500, Fort Worth, Texas 76102. Our telephone number is (817) 390-8200, and our Internet website address is www.drhorton.com.
Operating Strategy
      Our overall operating strategy is to take advantage of opportunities to grow our homebuilding business profitably through capturing greater market share, while continuing to maintain a strong balance sheet. We plan to execute our growth strategy primarily by investing our available capital in our existing homebuilding markets through our capital allocation process and by entering satellite markets as opportunities are available. However, we will also evaluate homebuilding acquisition opportunities as they arise.
      We believe that the following specific operating strategies have enabled us to achieve consistent growth and profitability in the past and will continue to contribute to our future growth and profitability goals.

Geographic Diversity
      From 1978 to late 1987, our homebuilding activities were conducted in the Dallas/ Fort Worth area. We then began diversifying geographically by entering additional markets, both through start-up operations and acquisitions. We now operate in 25 states and 74 markets. This provides us with geographic diversification in our homebuilding inventory investments and our sources of revenues and earnings.
      We believe our diversification strategy mitigates the effects of local and regional economic cycles and enhances our growth potential. Typically, we do not invest material amounts of capital in real estate, including raw land, developed lots, models and speculative homes, or overhead in start-up operations in new markets, until such markets demonstrate significant growth potential and acceptance of our products. While we believe there are significant growth opportunities in our existing markets, we also intend to continue our diversification strategy by seeking to enter new markets, primarily through the opening of satellite operations in smaller markets near our existing operating divisions. We also continue to evaluate opportunities to enter new markets or strengthen our presence in our existing markets through acquisitions of other homebuilding companies. We continually monitor the sales, margins and returns achieved in each of our markets as part of our evaluation of the use of our capital.

Economies of Scale
      We are the largest homebuilding company in the United States in terms of number of homes closed in fiscal 2005. We are also the largest or one of the five largest builders in many of our markets by the same measure in fiscal 2005. We believe that our national, regional and local scale of operations has provided us with benefits that may not be available in the same degree to some other smaller homebuilders, such as:

•	Negotiation of volume discounts and rebates from national, regional and local materials suppliers and lower labor rates from certain subcontractors;

•	Earlier opportunities on large land parcels, as land sellers may present parcels for sale to us sooner due to our strong presence in a market;

•	Efficient land entitlement processes, as we often dedicate full-time staff to work with municipalities to resolve difficult land and lot entitlement concerns; and

•	Greater access to and lower cost of capital, due to our strong balance sheet and our lending and capital markets relationships with national commercial and investment banking institutions.
      Our economies of scale have contributed to significant improvements in our homebuilding operating margins. Our operating margins provide us with operational flexibility to compete for additional market share in each of our markets and in new satellite markets versus our competitors that have lower operating margins.

Decentralized Operations
      We decentralize our homebuilding activities to give more operating flexibility to our local division presidents. At September 30, 2005, we had 43 separate homebuilding operating divisions, some of which are in the same market area and some of which operate in more than one market area. Generally, each operating division consists of a division president; land entitlement, acquisition and development personnel; a sales manager and sales personnel; a construction manager and construction superintendents; customer service personnel; a controller; a purchasing manager and office staff. We believe that division presidents and their management teams, who are familiar with local conditions, have better information on which to base decisions regarding local operations. Our division presidents receive performance bonuses based upon achieving targeted financial and operational measures in their operating divisions.

Operating Division Responsibilities
      Each operating division is responsible for:

•	Site selection, which involves
         — A feasibility study;
         — Soil and environmental reviews;
         — Review of existing zoning and other governmental requirements; and
         — Review of the need for and extent of offsite work required to meet local building codes;

•	Negotiating lot option or similar contracts;

•	Obtaining all necessary land development and home construction approvals;

•	Overseeing land development;

•	Selecting building plans and architectural schemes;

•	Selecting and managing construction subcontractors and suppliers;

•	Planning and managing homebuilding schedules; and

•	Developing and implementing marketing plans.

Centralized Controls
      We centralize the key risk elements of our homebuilding business through our regional and corporate offices. We have eight separate homebuilding regional offices. Some of these oversee operations in only one of our geographic reporting regions, and others oversee operations in more than one geographic reporting region. Generally, each regional office consists of a region president, legal counsel, a chief financial officer, a purchasing manager and limited office support staff. Each of our region presidents and their management teams are responsible for oversight of the operations of up to nine homebuilding operating divisions, including:

•	Review and approval of division business plans and budgets;

•	Review and approval of all land and lot acquisition contracts;

•	Allocation of inventory investments within corporate guidelines;

•	Oversight of land and home inventory levels; and

•	Review of major personnel decisions and division president compensation plans.
      Our corporate executives and corporate office departments are responsible for establishing our operational policies and internal control standards and for monitoring compliance with established policies and controls throughout our operations. The corporate office also has primary responsibility for direct management of certain key risk elements and initiatives through the following centralized functions:

•	Financing;

•	Cash management;

•	Risk and litigation management;

•	Allocation of capital;

•	Issuance and monitoring of inventory investment guidelines to regional homebuilding operations;

•	Environmental assessments of land and lot acquisitions;

•	Approval and funding of land and lot acquisitions;

•	Accounting and management reporting;

•	Internal audit;

•	Information technology systems;

•	Administration of payroll and employee benefits;

•	Negotiation of national purchasing contracts;

•	Management of major national or regional supply chain initiatives;

•	Monitoring and analysis of margins, returns and expenses; and

•	Administration of customer satisfaction surveys and reporting of results.

Cost Management
      We control our overhead costs by centralizing certain administrative and accounting functions and by closely monitoring the number of administrative personnel and management positions in our operating divisions, regions and corporate office. We also minimize advertising costs by participating in promotional activities sponsored by local real estate brokers and trade associations.
      We control construction costs by striving to design our homes efficiently and by obtaining competitive bids for construction materials and labor. We also negotiate favorable pricing from our primary subcontractors and suppliers based on the volume of services and products we purchase from them on a local, regional and national basis. We monitor our construction costs on each house through our purchasing and construction budgeting systems, and we monitor our inventory levels, margins, returns and expenses through our management information systems.

Acquisitions
      We have recently focused on internal growth and strengthening our balance sheet. However, as an integral component of our operational strategy, we also evaluate opportunities for strategic acquisitions. We believe that, in some instances, expanding our operations through the acquisition of existing homebuilding companies can provide us benefits not found in start-up operations, such as:

•	Established land positions and inventories;

•	Existing relationships with municipalities, land owners, developers, subcontractors and suppliers;

•	Proven product acceptance by homebuyers; and

•	Immediate impact on our total home closings and revenues, which can provide improved costs in many parts of the company through volume pricing incentives in some of our national and regional purchasing contracts.

      In evaluating potential acquisition candidates, we seek homebuilding companies that have excellent reputations, track records of profitability and strong management teams. We seek to limit the risks associated with acquiring such companies by conducting extensive operational, financial and legal due diligence on each acquisition and by only acquiring homebuilding companies that we believe will have a positive impact on our earnings within an acceptable period of time. We believe that our acquisition evaluation and due diligence processes combined with our decentralized operating approach with centralized controls have contributed to the successful integration of our prior acquisitions.
Markets
      We conduct our homebuilding operations in all of the geographic regions, states and markets listed below, and we conduct our mortgage and title operations in many of these markets as indicated below. New markets entered in fiscal 2005 are denoted by an asterisk (*).

Mortgage (M)
State	Region/Market	Title (T)

Mid-Atlantic Region
Delaware	Delaware Valley*	T
Maryland	Baltimore	M,T
	Suburban Washington D.C.	M,T
New Jersey	New Jersey	M,T
North Carolina	Brunswick*
	Charlotte	M
	Greensboro/Winston-Salem	M
	Raleigh/Durham	M
Pennsylvania	Philadelphia
York/Lancaster*
South Carolina	Charleston	M
	Columbia	M
	Greenville	M
	Hilton Head	M
	Myrtle Beach	M
Virginia	Northern Virginia	M,T
Midwest Region
Illinois	Chicago	M
Minnesota	Minneapolis/St. Paul	M,T
Wisconsin	Kenosha*
Southeast Region
Alabama	Birmingham	M
	Huntsville	M
Georgia	Atlanta	M,T
Macon*
	Savannah	M
Florida	Daytona Beach	M
	Fort Myers/Naples	M,T
	Jacksonville	M,T
	Melbourne*	M,T
	Miami/West Palm Beach	M,T
	Orlando	M,T
	Tampa	M,T
Louisiana	Baton Rouge*
Southwest Region
Arizona	Casa Grande	M,T
	Phoenix	M,T
	Tucson	M
New Mexico	Albuquerque	M
	Las Cruces	M
Oklahoma	Oklahoma City*
Texas	Austin	M,T
	Dallas	M,T
	Fort Worth	M,T
	Houston	M,T
	Killeen/Temple	M
	Laredo	M
	Rio Grande Valley	M
	San Antonio	M,T
	Waco	M
West Region
California	Bakersfield/Lancaster/Palmdale	M
	Fresno/Modesto	M
	Los Angeles County	M
	Oakland/North Bay	M
	Orange County	M
	Riverside/San Bernardino	M
	Sacramento	M
	San Diego County	M
	San Francisco	M
	San Jose/Pleasanton/East Bay	M
	Ventura County	M
Colorado	Colorado Springs	M
	Denver	M
	Ft. Collins	M
Hawaii	Hawaii*	M
	Maui*	M
	Oahu	M
Nevada	Las Vegas	M,T
	Reno	M
Oregon	Albany	M
	Bend	M
	Eugene	M
	Portland	M
Utah	Salt Lake City	M
Washington	Olympia*	M
	Seattle/Tacoma	M
	Vancouver	M

      When evaluating new or existing homebuilding markets, we consider the following local, market-specific factors, among others:

•	Economic conditions;

•	Job growth;

•	Land availability;

•	Land entitlement and development processes;

•	New home sales activity;

•	Competition;

•	Secondary home sales activity; and

•	Prevailing housing products, features and pricing.
      The major part of our homebuilding operations is in six states. The following were the percentages of our total homebuilding inventory in those states:

	As of September 30,

	2005	2004

Arizona	9%	8%
California	28%	26%
Colorado	8%	11%
Florida	8%	6%
Nevada	9%	9%
Texas	12%	15%

Total	74%	75%

      Our homebuilding revenues from home sales by geographic region were:

	Year Ended September 30,

	2005	2004	2003

	(In millions)
Mid-Atlantic	$1,087.1	$888.4	$674.8
Midwest	688.9	643.7	513.2
Southeast	1,826.5	1,041.3	773.9
Southwest	3,758.1	3,012.3	2,381.5
West	6,016.0	4,905.4	3,990.7

Total	$13,376.6	$10,491.1	$8,334.1

      For a discussion of net sales orders and homes closed for the years ended September 30, 2005, 2004 and 2003 and sales order backlog as of September 30, 2005, 2004 and 2003, please see “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Results of Operations — Homebuilding.”

      Our homebuilding revenues from land and lot sales by geographic region were:

	Year Ended September 30,

	2005	2004	2003

	(In millions)
Mid-Atlantic	$13.2	$1.8	$1.6
Midwest	3.4	0.2	10.5
Southeast	16.5	19.9	21.2
Southwest	10.9	13.3	19.1
West	208.0	131.7	165.6

Total	$252.0	$166.9	$218.0

Land Policies
      Typically, we acquire land only after we have completed appropriate due diligence and after we have obtained the rights (“entitlements”) to begin development or construction work resulting in an acceptable number of residential lots. Before we acquire lots or tracts of land, we will, among other things, complete a feasibility study, which includes soil tests, independent environmental studies and other engineering work, and evaluate the status of necessary zoning and other governmental entitlements required to develop and use the property for home construction. Although we purchase and develop land primarily to support our homebuilding activities, we also sell lots and land to other developers and homebuilders.
      We also enter into land/lot option contracts, in which we obtain the right, but generally not the obligation, to buy land or lots at predetermined prices on a defined schedule commensurate with anticipated home closings or planned land development. Our option contracts generally are non-recourse, which limits our financial exposure to our earnest money deposited with land and lot sellers. This enables us to control significant land and lot positions with minimal capital investment, which substantially reduces the risks associated with land ownership and development.
      Almost all of our land positions are acquired directly by us. We typically avoid entering into joint venture arrangements due to their increased costs and complexity, as well as the loss of operational control inherent in such arrangements. We are a party to a very small number of joint ventures that were acquired through acquisitions of other homebuilders. All of these joint ventures are consolidated in our financial statements.
      We limit our exposure to real estate inventory risks by:

•	Maintaining approximately a three to four year supply of land/lots controlled (owned and optioned) based on anticipated future home closing levels;

•	Closely monitoring local market and demographic trends, housing preferences and related economic developments, such as new job opportunities, local growth initiatives and personal income trends;

•	Utilizing land/lot option contracts, where possible;

•	Limiting the size of acquired land parcels to smaller tracts, where possible;

•	Generally commencing construction of custom features or optional upgrades on homes under contract only after the buyer’s receipt of mortgage approval and receipt of satisfactory deposits from the buyer; and

•	Closely monitoring the number of speculative homes (homes under construction without an executed sales contract) built in each subdivision.

Construction
      Our home designs are selected or prepared in each of our markets to appeal to local tastes and preferences of homebuyers in each community. We also offer optional interior and exterior features to allow homebuyers to enhance the basic home design and to allow us to generate additional revenues from each home sold.
      Substantially all of our construction work is performed by subcontractors. Subcontractors typically are retained for a specific subdivision pursuant to a contract that obligates the subcontractor to complete construction at an agreed-upon price. Agreements with our subcontractors and suppliers generally are negotiated for each subdivision. We compete with other homebuilders for qualified subcontractors, raw materials and lots in the markets where we operate. We employ construction superintendents to monitor homes under construction, participate in major design and building decisions, coordinate the activities of subcontractors and suppliers, review the work of subcontractors for quality and cost controls and monitor compliance with zoning and building codes. In addition, our construction superintendents play a significant role in working with our homebuyers by assisting with option selection and home modification decisions, educating buyers on the construction process and instructing buyers on post-closing home maintenance.
      Construction time for our homes depends on the weather, availability of labor, materials and supplies, size of the home, and other factors. We typically complete the construction of a home within four to six months.
      We typically do not maintain significant inventories of construction materials, except for work in progress materials for homes under construction. Typically, the construction materials used in our operations are readily available from numerous sources. We have contracts exceeding one year with certain suppliers of our building materials that are cancelable at our option with a 30 day notice. In recent years, we have not experienced delays in construction due to shortages of materials or labor that have materially affected our consolidated operating results.
Marketing and Sales
      We market and sell our homes through commissioned employees and independent real estate brokers. We typically conduct home sales from sales offices located in furnished model homes in each subdivision, and we typically do not offer our model homes for sale until the completion of a subdivision. Our sales personnel assist prospective homebuyers by providing them with floor plans, price information, tours of model homes and assisting them with the selection of options and other custom features. We train and inform our sales personnel as to the availability of financing, construction schedules, and marketing and advertising plans. As market conditions warrant, we may provide potential homebuyers with one or more of a variety of incentives, including discounts and free upgrades, to be competitive in a particular market.
      We advertise in our local markets as necessary. We advertise in newspapers and real estate trade publications, as well as with marketing brochures and newsletters. We also use billboards, radio and television advertising and our Internet website to market the location, price range and availability of our homes. To minimize advertising costs, we attempt to operate in subdivisions in conspicuous locations that permit us to take advantage of local traffic patterns. We also believe that model homes play a substantial role in our marketing efforts, so we expend significant effort to create an attractive atmosphere in our model homes.
      In addition to using model homes, in certain markets we build a limited number of speculative homes in each subdivision. These homes enhance our marketing and sales efforts to prospective homebuyers who are relocating to these markets, as well as to independent brokers, who often represent homebuyers requiring a completed home within 60 days. We determine our speculative homes strategy in each market based on local market factors, such as new job growth, the number of job relocations, housing demand, seasonality and our past experience in the market. We determine the number of speculative homes to build in each subdivision based on our current and planned sales pace, and we seek to monitor and adjust speculative homes inventory on an ongoing basis as conditions warrant. We typically sell a substantial majority of our speculative homes while they are under construction or immediately following completion.
      Our sales contracts require an earnest money deposit of at least $500. The amount of earnest money required varies between markets and subdivisions, and may significantly exceed $500. Additionally, customers are generally required to pay additional deposits when they select options or upgrade features for their homes. Most of our sales contracts stipulate that when customers cancel their contracts with us, we have the right to retain their earnest money and option deposits; however, our operating divisions occasionally choose to refund such deposits. Our sales contracts also include a financing contingency which permits customers to cancel and receive a refund of their deposits if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified period. Our contracts may include other contingencies, such as the sale of an existing home. Depending upon market conditions, the sales contracts used in certain subdivisions may also contain restrictions aimed at limiting purchases of our homes by speculative investors who plan to purchase our homes and then quickly place the homes up for resale. As a percentage of gross sales orders, cancellations of sales contracts have generally ranged from 16% to 20% over the past five years. The length of time between the signing of a sales contract for a home and delivery of the home to the buyer (closing) averages between three and six months.
Customer Service and Quality Control
      Our operating divisions are responsible for pre-closing quality control inspections and responding to customers’ post-closing needs. We believe that prompt and courteous response to homebuyers’ needs during and after construction reduces post-closing repair costs, enhances our reputation for quality and service, and ultimately leads to significant repeat and referral business from the real estate community and homebuyers. We provide our homebuyers with a limited one-year warranty on workmanship and building materials. The subcontractors who perform the actual construction also provide us with warranties on workmanship and are generally prepared to respond to us and the homeowner promptly upon request. In addition, we typically provide a supplemental ten-year limited warranty that covers major construction defects, and some of our suppliers provide manufacturer’s warranties on specified products installed in the home.
Customer Mortgage Financing
      We provide mortgage financing services principally to purchasers of our homes in the majority of our homebuilding markets through our wholly-owned subsidiary, DHI Mortgage. DHI Mortgage coordinates and expedites the entire sales transaction for both our homebuyers and our homebuilding operations by ensuring that mortgage commitments are received and that closings take place in a timely and efficient manner. DHI Mortgage originates mortgage loans for a substantial portion of our homebuyers and, when necessary to fulfill the needs of some homebuyers, also brokers loans to third-party lenders who directly originate the mortgage loans. During the year ended September 30, 2005, approximately 93% of DHI Mortgage’s loan volume related to homes closed by our homebuilding operations, and DHI Mortgage provided mortgage financing services for approximately 63% of our total homes closed.
      For loans that it originates, DHI Mortgage packages and sells the loans and their servicing rights to third-party investors shortly after origination on a non-recourse or limited recourse basis. In markets where we currently do not provide mortgage financing, we work with a variety of mortgage lenders that make available to homebuyers a range of mortgage financing programs.
Title Services
      We serve as a title insurance agent in selected markets by providing title insurance policies, examination and closing services to purchasers of homes we build and sell, through our subsidiary title companies. We currently assume little or no underwriting risk associated with these title policies.

Employees
      At September 30, 2005, we employed 8,900 persons, of whom 1,540 were sales and marketing personnel, 2,919 were executive, administrative and clerical personnel, 2,845 were involved in construction and 1,596 worked in mortgage and title operations. We had fewer than 20 employees covered by collective bargaining agreements. Employees of some of the subcontractors which we use are represented by labor unions or are subject to collective bargaining agreements. We believe that our relations with our employees and subcontractors are good.
Competition
      The homebuilding industry is highly competitive. We compete in each of our markets with numerous other national, regional and local homebuilders for homebuyers, desirable properties, raw materials, skilled labor and financing. Our homes compete on the basis of quality, price, design, mortgage financing terms and location. Our financial services business competes with other mortgage lenders, including national, regional and local mortgage bankers, savings and loan associations and other financial institutions, some of which have greater access to capital markets and different lending criteria.
Governmental Regulation and Environmental Matters
      The homebuilding industry is subject to extensive and complex regulations. We and our subcontractors must comply with various federal, state and local laws and regulations, including zoning, density and development requirements, building, environmental, advertising and real estate sales rules and regulations. These requirements affect the development process, as well as building materials to be used, building designs and minimum elevation of properties. Our homes are inspected by local authorities where required, and homes eligible for insurance or guarantees provided by the FHA and VA are subject to inspection by them. These regulations often provide broad discretion to the administering governmental authorities. In addition, our new housing developments may be subject to various assessments for schools, parks, streets and other public improvements.
      Our homebuilding operations are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health, safety and the environment. The particular environmental laws for each site vary greatly according to location, environmental condition and the present and former uses of the site and adjoining properties.
      Our mortgage company and title insurance agencies must also comply with various federal and state laws and regulations. These include eligibility and other requirements for participation in the programs offered by the FHA, VA, GNMA, Fannie Mae and Freddie Mac. These also include required compliance with consumer lending and other laws and regulations such as disclosure requirements, prohibitions against discrimination and real estate settlement procedures. All of these laws and regulations may subject our operations to examination by the applicable agencies.
Seasonality
      We experience seasonal variations in our quarterly operating results and capital requirements. Historically, more of our sales contracts have been made during the spring and summer months than in the balance of the year. As a result, we typically have more homes under construction, close more homes and have greater revenues and operating income in the third and fourth quarters of our fiscal year.

ITEM 1A.	RISK FACTORS
      Discussion of our business and operations included in this annual report on Form 10-K should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Because of the cyclical nature of our industry, future changes in general economic, real estate construction or other business conditions could adversely affect our business or our financial results.
      Cyclical Industry. The homebuilding industry is cyclical and is significantly affected by changes in general and local economic conditions, such as:

•	employment levels;

•	availability of financing for homebuyers;

•	interest rates;

•	consumer confidence;

•	demographic trends; and

•	housing demand.
      These may occur on a national scale or may affect some of the regions or markets in which we operate more than others. If adverse conditions affect any of our larger markets, they could have a proportionately greater impact on us than some other homebuilding companies.
      An oversupply of alternatives to new homes, such as rental properties and used or foreclosed homes, could also depress new home prices and reduce our margins on the sales of new homes.
      Risks Related to National Security. Continued military deployments in the Middle East and other overseas regions, terrorist attacks, other acts of violence or threats to national security, and any corresponding response by the United States or others, or related domestic or international instability, may adversely affect general economic conditions or cause a slowdown of the national economy.
      Inventory Risks. Inventory risks can be substantial for our homebuilding business. Our long-term ability to build homes depends upon our acquiring land suitable for residential building at affordable prices in locations where our customers want to live. We must anticipate demand for new homes and continuously seek and make acquisitions of land for replacement and expansion of land inventory within our current markets and for expansion into new markets. In some markets, this has become more difficult and costly.
      Our current goal is to own or control approximately a three to four year supply of land and building lots. The risks inherent in controlling or purchasing and developing land increase as consumer demand for housing decreases. Thus, we may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. Our deposits for building lots controlled under option or similar contracts may be put at risk. The market value of undeveloped land, building lots and housing inventories can also fluctuate significantly as a result of changing market conditions. We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful.
      In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, we may have to sell homes or land for a lower profit margin or at a loss.
      Supply Risks. The homebuilding industry has from time to time experienced significant difficulties that can affect the cost or timing of construction, including:

•	shortages of qualified trades people;

•	reliance on local subcontractors, who may be inadequately capitalized;

•	shortages of materials; and

•	volatile increases in the cost of materials, particularly increases in the price of lumber, drywall and cement, which are significant components of home construction costs.

      Risks from Nature. Weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, volcanic activity, droughts, floods and wildfires, can harm our homebuilding business. These can delay home closings, adversely affect the cost or availability of materials or labor, or damage homes under construction. The climates and geology of many of the states in which we operate, including California, Florida and Texas, where we have some of our larger operations, present increased risks of adverse weather or natural disaster.
      Possible Consequences. As a result of the foregoing matters, in the future, potential customers may be less willing or able to buy our homes, or we may take longer or incur more costs to build them. We may not be able to recapture increased costs by raising prices in many cases because of market conditions or because we fix our prices in advance of delivery by signing home sales contracts. We may be unable to change the mix of our home offerings or the affordability of our homes to maintain our margins or satisfactorily address changing market conditions in other ways. In addition, cancellations of home sales contracts in backlog may increase beyond historical rates as homebuyers cancel or do not honor their contracts.
      Our financial services business is closely related to our homebuilding business as it originates mortgage loans principally to purchasers of the homes we build. A decrease in the demand for our homes because of the foregoing matters or an increase in consumer preference for adjustable rate or other low-margin loans could also adversely affect the financial results of this segment of our business. An increase in the default rate on the mortgages we originate could adversely affect the pricing we receive upon the sale of mortgages that we originate in the future.

Future increases in interest rates, reductions in mortgage availability or increases in the effective costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or our financial results.
      Most of our customers finance their home purchases through lenders providing mortgage financing. Interest rates have been at historical lows for a significant time. Many homebuyers have also chosen adjustable rate, interest only or other mortgages that involve initial lower monthly payments. As a result, new homes have been more affordable. Increases in interest rates or decreases in availability of mortgage financing, however, could reduce the market for new homes. Potential homebuyers may be less willing or able to pay the increased monthly costs or to obtain mortgage financing that exposes them to interest rate changes. Lenders may increase the qualifications needed for mortgages or adjust their terms to address any increased credit risk. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their current homes to potential buyers who need financing. These matters could adversely affect the sales or pricing of our homes and could also reduce the volume or margins in our financial services business. The impact on our financial services business could be compounded to the extent we are unable to match interest rates and amounts on loans we have committed to originate through the various hedging strategies we employ.
      In addition, we believe that the availability of FHA and VA mortgage financing is an important factor in marketing some of our homes. We also believe that the liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry is important to the housing market. However, the federal government has recently sought to reduce the size of the home-loan portfolios and operations of these two government-sponsored enterprises. Any limitations or restrictions on the availability of the financing or on the liquidity by them could adversely affect interest rates, mortgage financing and our sales of new homes and mortgage loans.
      Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to various limitations under current tax law and policy. If the federal government or a state government changes its income tax laws, as has been discussed recently, to eliminate or substantially modify these income tax deductions, the after-tax cost of owning a new home could increase for many of our potential customers. The resulting loss or reduction of homeowner tax deductions, if such tax law changes were enacted without offsetting provisions, could adversely impact demand for and sales prices of new homes.

Governmental regulations could increase the cost and limit the availability of our development and homebuilding projects or affect our related financial services operations and adversely affect our business or financial results.
      We are subject to extensive and complex regulations that affect land development and home construction, including zoning, density restrictions, building design and building standards. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to being approved, if approved at all. We are subject to determinations by these authorities as to the adequacy of water or sewage facilities, roads or other local services. In addition, in many markets government authorities have implemented no growth or growth control initiatives. Any of these can limit, delay or increase the costs of development or homebuilding.
      New housing developments may be subject to various assessments for schools, parks, streets and other public improvements. These can cause an increase in the effective prices for our homes. In addition, increases in property tax rates by local governmental authorities, as recently experienced in response to reduced federal and state funding, can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes.
      We also are subject to a variety of local, state and federal laws and regulations concerning protection of health, safety and the environment. The impact of environmental laws varies depending upon the prior uses of the building site or adjoining properties and may be greater in areas with less supply where undeveloped land or desirable alternatives are less available. These matters may result in delays, may cause us to incur substantial compliance, remediation and other costs, and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or areas.
      Our financial services operations are also subject to numerous federal, state and local laws and regulations. These include eligibility requirements for participation in federal loan programs and compliance with consumer lending and similar requirements such as disclosure requirements, prohibitions against discrimination and real estate settlement procedures. They may also subject our operations to examination by the applicable agencies. These may limit our ability to provide mortgage financing or title services to potential purchasers of our homes.

Our substantial debt could adversely affect our financial condition.
      We have a significant amount of debt. As of September 30, 2005, our consolidated debt was $4,909.6 million. In the ordinary course of business, we may incur significant additional debt, to the extent permitted by our revolving credit facility and our indentures.
      Possible Consequences. The amount of our debt could have important consequences. For example, it could:

•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to payment of our debt and reduce our ability to use our cash flow for other purposes;

•	limit our flexibility in planning for, or reacting to, the changes in our business;

•	place us at a competitive disadvantage because we have more debt than some of our competitors; and

•	make us more vulnerable in the event of a downturn in our business or in general economic conditions.

      Dependence on Future Performance. Our ability to meet our debt service and other obligations will depend upon our future financial performance. We are engaged in businesses that are substantially affected by changes in economic conditions. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our businesses are also affected by financial, political, business and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of debt or equity securities, the refinancing of debt, or the sale of assets. Changes in prevailing interest rates may affect our ability to meet our debt service obligations, because borrowings under our credit facilities bear interest at floating rates and our “interest rate swap” agreements fix our interest rate for only a portion of these borrowings.
      As of September 30, 2005, the scheduled maturities of principal on our outstanding debt for the subsequent 12 months totaled $1,270.5 million, including $1,249.5 million in financial services debt that must be renewed annually. Based on the current level of operations, we believe our cash flow from operations, available cash, available borrowings under our credit facilities and our ability to access the capital markets and to refinance or renew our facilities in a timely manner will be adequate to meet our future cash needs. We cannot, however, make any assurances that in the future our business will generate sufficient cash flow from operations or that borrowings or access to the capital markets or refinancing or renewal facilities will be available to us in amounts sufficient to enable us to pay or refinance our indebtedness or to fund other cash needs.
      Indenture and Credit Facility Restrictions. Our revolving credit facility and the indentures governing most series of our senior and senior subordinated notes impose restrictions on our operations and activities. The most significant restrictions relate to limits on investments, stock repurchases, cash dividends and other restricted payments, incurrence of indebtedness, creation of liens and asset dispositions, and require maintenance of minimum levels of tangible net worth and compliance with other financial covenants. If we fail to comply with any of these restrictions or covenants, the trustees, the noteholders or the lending banks, as applicable, could cause our debt to become due and payable prior to maturity. If we do not maintain our current credit ratings, available credit under our revolving credit facility is subject to limitations based on specified percentages of the costs of homes, developed lots and lots under development included in inventory and the amount of other senior, unsecured indebtedness. Under the most restrictive of the limitations imposed by our indentures and revolving credit agreement, as of September 30, 2005, we would have been permitted to increase our homebuilding debt by approximately $2.5 billion. This amount is not intended as an indication of the amount of additional debt we could in fact obtain.
      Change of Control Purchase Options. If a change of control occurs as defined in the indentures governing many series of our senior and senior subordinated notes, constituting $2,494.8 million principal amount in the aggregate, we would be required to offer to purchase such notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. Moreover, a change of control may also result in the acceleration of our revolving credit facility. If purchase offers were required under the indentures for these notes or our revolving credit facility debt were accelerated, we can give no assurance that we would have sufficient funds to pay the amounts that we would be required to repurchase or repay. We currently would not have sufficient funds available to purchase all of such outstanding debt upon a change of control.
      Impact of Financial Services Debt. Our financial services business is conducted through subsidiaries that are not restricted by our indentures or revolving credit facility. The ability of our financial services segment to provide funds to our homebuilding operations is subject to restrictions in its credit facilities. These funds will not be available to us in the event of defaults under these facilities. Moreover, our right to receive assets from these subsidiaries upon liquidation or recapitalization will be subject to the prior claims of the creditors of these subsidiaries. Our claims to funds from this segment would be subordinate to subsidiary indebtedness to the extent of any security for such indebtedness and to any indebtedness otherwise recognized as senior to our claims.

Homebuilding is very competitive, and competitive conditions could adversely affect our business or our financial results.
      The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled labor. We compete with other local, regional and national homebuilders, including those with a sales presence on the Internet, often within larger subdivisions designed, planned and developed by such homebuilders. The competitive conditions in the homebuilding industry could result in:

•	difficulty in acquiring suitable land at acceptable prices;

•	increased selling incentives;

•	lower sales or profit margins; or

•	delays in construction of our homes.
      Our financial services business competes with other mortgage lenders, including national, regional and local mortgage bankers, savings and loan associations and other financial institutions. Mortgage lenders with greater access to capital markets or different lending criteria may be able to offer more attractive financing to potential customers.
      If we are affected by these competitive conditions at increased levels, our business and financial results could be adversely affected.

Our future growth may require additional capital, which may not be available.
      Our operations require significant amounts of cash. We may be required to seek additional capital, whether from sales of equity or debt or additional bank borrowings, for the future growth and development of our business. We can give no assurance as to the availability of such additional capital or, if available, whether it would be on terms acceptable to us. Moreover, the indentures for most of our outstanding public debt and the covenants of our revolving credit facility contain provisions that may restrict the debt we may incur in the future. If we are not successful in obtaining sufficient capital, it could reduce our sales and may adversely affect our future growth and financial results.

We cannot make any assurances that our growth strategies will be successful.
      Since 1993, we have acquired many homebuilding companies. Although we have recently focused on internal growth, we may make strategic acquisitions of homebuilding companies in the future. Successful strategic acquisitions require the integration of operations and management and other efforts to realize the benefits that may be available. Although we believe that we have been successful in doing so in the past, we can give no assurance that we would be able to identify, acquire and integrate successfully strategic acquisitions in the future. Acquisitions can result in the dilution of existing stockholders if we issue our common stock as consideration or reduce our liquidity or increase our debt if we fund them with cash. In addition, acquisitions can expose us to the risk of writing off goodwill related to such acquisitions based on the subsequent results of the reporting units to which the acquired businesses were assigned. Moreover, we may not be able to implement successfully our operating and growth strategies within our existing markets.

Homebuilding is subject to warranty and product liability claims in the ordinary course of business that can be significant.
      As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. As a consequence, we maintain product liability insurance, obtain indemnities and certificates of insurance from subcontractors generally covering claims related to workmanship and materials, and create warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all of our warranty and construction defect claims in the future. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of product liability insurance for construction defects are currently limited and costly. We have responded to the recent increases in insurance costs and coverage limitations by increasing our self-insured retentions and claim reserves. There can be no assurance that coverage will not be further restricted and become more costly.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
      In addition to our inventories of land, lots and homes, we own several office buildings totaling approximately 180,000 square feet and we lease approximately 1,345,000 square feet of office space under leases expiring through January 2015, in our various operating markets to house our homebuilding and financial services operating division, region and corporate offices.

ITEM 3.	LEGAL PROCEEDINGS
      We are involved in lawsuits and other contingencies in the ordinary course of business. Management believes that, while the ultimate outcome of the contingencies cannot be predicted with certainty, the ultimate liability, if any, will not have a material adverse effect on our financial position or operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “DHI”. The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the NYSE, and dividends declared per common share. The amounts reflect the three-for-two stock split (effected as a 50% stock dividend) of January 12, 2004 and the four-for-three stock split (effected as a 33 1/3% stock dividend) of March 16, 2005.

	Year Ended September 30, 2005			Year Ended September 30, 2004

			Declared			Declared
	High	Low	Dividends	High	Low	Dividends

1st Quarter	$31.41	$20.40	$.0600	$22.69	$16.30	$.0350
2nd Quarter	34.58	27.44	.0675	27.38	18.50	.0600
3rd Quarter	39.20	26.83	.0900	26.96	18.47	.0600
4th Quarter	42.82	33.34	.0900	25.75	18.58	.0600
      As of December 1, 2005, the closing price of our common stock on the NYSE was $36.01, and there were approximately 681 holders of record.
      The declaration of cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our general financial condition and general business conditions. We are required to comply with certain covenants contained in the bank agreements and many of our senior note and senior subordinated note indentures. The most restrictive of these requirements allows us to pay cash dividends on our common stock in an amount, on a cumulative basis, not to exceed 50% of consolidated net income, as defined, subject to certain other adjustments. Pursuant to the most restrictive of these requirements, at September 30, 2005, we had approximately $1.4 billion available for the payment of dividends, the acquisition of our common stock and other restricted payments.
      The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.
      During fiscal years 2005, 2004 and 2003, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.
      In May 2005, our Board of Directors authorized the repurchase of up to $175.6 million of our common stock as market conditions or other circumstances may warrant. No repurchases were made under this authorization during fiscal 2005. In November 2005, our Board of Directors increased the authorization for repurchases of our common stock to $500 million. The November 2005 authorization replaced the previous authorization.

ITEM 6.	SELECTED FINANCIAL DATA
      The following selected consolidated financial data are derived from our Consolidated Financial Statements. The data should be read in conjunction with the Consolidated Financial Statements, related Notes thereto and other financial data elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended September 30,

	2005	2004	2003	2002	2001

	(In millions, except per share data)
Income Statement Data(1):
Revenues:
Homebuilding	$13,628.6	$10,658.0	$8,552.1	$6,625.2	$4,383.6
Financial Services	235.1	182.8	176.0	113.6	72.0
Gross profit – Homebuilding	3,488.3	2,460.7	1,746.3	1,260.8	856.4
Income before income taxes:
Homebuilding	2,273.0	1,508.2	914.7	591.1	380.8
Financial Services	105.6	74.7	93.5	56.4	27.0
Income before cumulative effect of change in accounting principle(2)(3)	1,470.5	975.1	626.0	404.7	254.9
Net income	1,470.5	975.1	626.0	404.7	257.0
Income before cumulative effect of change in accounting principle per share(4):
Basic	4.71	3.14	2.11	1.51	1.12
Diluted(3)(5)	4.62	3.09	1.99	1.39	1.07
Net income per share(4):
Basic	4.71	3.14	2.11	1.51	1.13
Diluted(5)	4.62	3.09	1.99	1.39	1.08
Cash dividends declared per common share(4)	0.3075	0.2150	0.1350	0.0967	0.0604

	As of September 30,

	2005	2004	2003	2002	2001

	(In millions)
Balance Sheet Data(1):
Inventories	$8,486.8	$6,567.4	$5,082.3	$4,343.1	$2,804.4
Total assets	12,514.8	8,985.2	7,279.4	6,017.5	3,652.2
Notes payable	4,909.6	3,499.2	2,963.2	2,878.3	1,884.3
Stockholders’ equity	5,360.4	3,960.7	3,031.3	2,269.9	1,250.2

(1)	On February 21, 2002, we acquired Schuler Homes in a merger. The total merger consideration consisted of 20,079,532 shares (pre-splits) of D.R. Horton common stock, valued at $30.93 per share (pre-splits); $168.7 million in cash; $802.2 million of assumed Schuler debt, $238.2 million of which was paid at closing; $218.7 million of assumed trade payables and other liabilities; and $10.8 million of assumed obligations to the Schuler entities’ minority interest holders. Schuler’s revenues for the period February 22, 2002 through September 30, 2002 were $1,246.6 million.

(2)	In fiscal 2001, we recorded a cumulative effect of a change in accounting principle of $2.1 million, net of income taxes of $1.3 million, as an adjustment to net income, related to our adoption of

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

(3)	Beginning in fiscal 2002, pursuant to our adoption of Statement of Financial Accounting Standards No. 142, we no longer amortize goodwill, but test it for impairment annually. If we had not amortized goodwill in fiscal 2001, reported net income and diluted net income per share (before cumulative effect of change in accounting principle and adjusted to reflect the effects of the three-for-two common stock splits, effected as 50% stock dividends and paid on April 9, 2002 and January 12, 2004, and the four-for-three common stock split, effected as a 33 1/3% stock dividend and paid on March 16, 2005) would have been:

Diluted Income Before Cumulative Effect
	Income Before Cumulative Effect of			of Change in Accounting Principle
	Change in Accounting Principle			per Share

			Excluding	Including		Excluding
	Originally		Goodwill	Goodwill		Goodwill
	Reported	Increase	Amortization	Amortization	Increase	Amortization

(In millions)
2001	$254.9	$6.0	$260.9	$1.07	$0.03	$1.10

(4)	All basic and diluted income per share amounts and cash dividends declared per share amounts reflect the effects of the three-for-two stock splits (effected as 50% stock dividends) of April 9, 2002 and January 12, 2004, and the four-for-three stock split (effected as a 33 1/3% stock dividend) of March 16, 2005.

(5)	The adoption of Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-8), reduced diluted net income per share by $0.06, $0.05 and $0.03 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. See Note A to the Consolidated Financial Statements for additional details concerning the adoption of EITF 04-8.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Critical Accounting Policies
      General — A comprehensive enumeration of the significant accounting policies of D.R. Horton, Inc. and subsidiaries is presented in Note A to the accompanying financial statements as of September 30, 2005 and 2004, and for the years ended September 30, 2005, 2004 and 2003. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. Generally Accepted Accounting Principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.
      Basis of Presentation — Our financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries. All significant intercompany accounts, transactions and balances have been eliminated in consolidation. We have also consolidated certain variable interest entities from which we are purchasing lots under option purchase contracts, under the requirements of Interpretation No. 46 issued by the Financial Accounting Standards Board (FASB).
      Use of Estimates — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
      Segment Information — We report our consolidated financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Our homebuilding operating regions are our operating segments under SFAS No. 131 and have been aggregated into a single homebuilding reportable segment. Our homebuilding segment derives the majority of its revenue from constructing and selling single-family housing in 25 states and 74 markets throughout the United States. Our other operating and reporting segment is our financial services segment. The financial services segment generates revenue by originating and selling mortgage loans and by collecting fees for title insurance and closing services in many of the same markets. We have no foreign subsidiaries or operations.
      Revenue Recognition — We generally recognize homebuilding revenue and related profit at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by DHI Mortgage, our wholly-owned mortgage subsidiary, and the buyer has not made an adequate initial investment as prescribed by SFAS No. 66, the gross profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed. Virtually all of our homebuilding revenues are received in cash within a day or two of closing. We include amounts in transit from title companies at the end of each reporting period in homebuilding cash. When we execute sales contracts with our homebuyers, or when we require advance payment from homebuyers for custom changes, upgrades or options related to their homes, we record the cash deposits received as liabilities until the homes are closed or the contracts are canceled. We either retain or refund to the homebuyer deposits on canceled sales contracts, depending upon the applicable provisions of the contract or other circumstances.
      We recognize financial services revenues associated with our title operations as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously as each home is closed. We transfer substantially all underwriting risk associated with title insurance policies to third-party insurers. We recognize the majority of the revenues associated with our mortgage operations when the mortgage loans and related servicing rights are sold to third-party investors. Origination fees and direct origination costs are deferred and recognized as revenues and expenses, respectively, along with the associated gains and losses on the sales of the loans and related servicing rights, when the loans are sold. We sell all mortgage loans and related servicing rights to third-party investors.

      Some of the loans sold by DHI Mortgage are sold with limited recourse provisions. Based on historical experience, we estimate and record an allowance for losses related to loans sold with recourse. In the past, such losses have not been significant.
      Inventories and Cost of Sales — We state inventories at the lower of historical cost or fair value in accordance with SFAS No. 144. In addition to the costs of direct land acquisition, land development and home construction, inventory costs include interest, real estate taxes and direct overhead costs incurred during development and home construction. Applicable direct overhead costs that we incur after development projects or homes are substantially complete, such as utilities, maintenance, and cleaning, are charged to selling, general and administrative (SG&A) expense as incurred. All indirect overhead costs, such as compensation of construction superintendents, sales personnel and division and region management, advertising and builder’s risk insurance are charged to SG&A expense as incurred.
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
      When a home is closed, we generally have not yet paid and recorded all incurred costs necessary to complete the home. Each month we record as a liability and as a charge to cost of sales the amount we determine will ultimately be paid related to completed homes that have been closed as of the end of that month. We compare our home construction budgets to actual recorded costs to determine the additional costs remaining to be paid on each closed home. We monitor the accuracy of each month’s accrual by comparing actual costs incurred on closed homes in subsequent months to the amount we accrued. Although actual costs to be paid on closed homes in the future could differ from our current accruals, our method has historically been consistently accurate.
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
      Consolidation of Variable Interest Entities — In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” as amended (FIN 46). FIN 46 provides guidance for the financial accounting and reporting of interests in certain variable interest entities, which FIN 46 defines as certain business entities that either have equity investors with no voting rights or have equity investors that do not provide sufficient financial resources for the entities to support their activities. FIN 46 requires consolidation of such entities by any company that is subject to a majority of the risk of loss from the entities’ activities or is entitled to receive a majority of the entities’ residual returns or both, defined as the primary beneficiary of the variable interest entity.
      In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Under such option purchase contracts, we will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of our option deposits are not refundable at our discretion. Certain of these deposits are deemed to create a variable interest in a variable interest entity under the requirements of FIN 46. As such, certain of our option purchase contracts result in the acquisition of a variable interest in the entity holding the land parcel under option.
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
      Since we own no equity interest in any of the unaffiliated variable interest entities that we must consolidate pursuant to FIN 46, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities has been assumed to be the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest entity. Creditors, if any, of these variable interest entities have no recourse against us.
      Warranty Costs — We have established warranty reserves by charging cost of sales and crediting a warranty liability for each home closed. We estimate the amounts charged to be adequate to cover expected warranty-related costs for materials and labor required under one- and ten-year warranty obligation periods. The one-year warranty is comprehensive for all parts and labor; the ten-year period is for major construction defects. Our warranty cost accruals are based upon our historical warranty cost experience in each market in which we operate and are adjusted as appropriate to reflect qualitative risks associated with the type of homes we build and the geographic areas in which we build them. Actual future warranty costs could differ from our currently estimated amounts. A 10% change in the historical warranty rates used to estimate our warranty accrual would not result in a material change in our accrual.
      Insurance Claim Costs — We have, and require the majority of our subcontractors to have, general liability insurance (including construction defect coverage) and workers compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. In some states where we believe it is too difficult or expensive for our subcontractors to obtain general liability insurance, we have waived our traditional subcontractor general liability insurance requirements to obtain lower bids from subcontractors. We self-insure a portion of our overall risk, partially through the use of a captive insurance entity which issues a general liability policy to us, naming some subcontractors as additional insureds.
      We record expenses and liabilities for costs to cover our self-insured and deductible amounts under our insurance policies and for any estimated costs of claims and lawsuits in excess of our coverage limits or not covered by our policies, based on an analysis of our historical claims, which includes an estimate of construction defect claims incurred but not yet reported. Projection of losses related to these liabilities is subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. A 10% change in the claim rate or the average cost per claim used to estimate the self-insured accruals would not result in a material change in our accrual.
      Goodwill — We adopted SFAS No. 142 at the beginning of fiscal 2002. Under its provisions, we are no longer permitted to amortize goodwill to earnings. Such amounts are recorded on our balance sheet under the caption “Goodwill.” SFAS No. 142 requires companies to periodically assess recorded goodwill amounts for the purpose of determining whether any impairments have occurred and need to be recorded. We have measured the fair value of our reporting units using a discounted cash flow model and determined that the fair value of our reporting units is greater than their book value and therefore no impairment of goodwill exists. We regularly evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. The goodwill assessment procedures required by SFAS No. 142 require management to make comprehensive estimates of future revenues and costs. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.

      Income Taxes — We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.
      In December 2004, the FASB issued Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). The American Jobs Creation Act, which was signed into law in October 2004, provides a tax deduction on qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. The tax benefit resulting from the new deduction will be effective beginning in our first quarter of fiscal year 2006. We are evaluating the impact of this law on our future financial statements, and we currently estimate the future reduction in our federal income tax rate to be in the range of 0.50% to 0.75%.
      Stock-based Compensation — With the approval of our compensation committee, consisting of independent members of our Board of Directors, we from time to time issue to employees and directors options to purchase our common stock. The committee approves grants only out of amounts remaining available for grant from amounts formally authorized by our common stockholders. We typically grant approved options with exercise prices equal to the market price of our common stock on the date of the option grant. The majority of the options granted vest ratably over a ten-year period. We account for options under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, recognize no compensation expense for the grants. SFAS No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123,” require us to disclose the effects on net income and diluted net income per share had we recorded compensation expense in accordance with SFAS No. 123. The SFAS No. 123 requirements applied only to options granted after its effective date.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The statement is effective beginning in our first quarter of fiscal year 2006. We have evaluated the impact of the adoption of SFAS No. 123(R), and we have determined that it will not have a material impact on our consolidated financial position, results of operations or cash flows.
Results of Operations — Fiscal Year 2005 Overview
      We generated significant increases in revenues and earnings during the fiscal year ended September 30, 2005, driven primarily by the continued growth of our homebuilding operations and by significant improvements in homebuilding profit margins.
      The demand from first-time and move-up homebuyers in the United States was favorable during fiscal 2005, as national new home sales remained at a historically high level. Additionally, low mortgage rates continued to be a positive influence on housing demand during fiscal 2005.
      However, we believe that the primary drivers of housing demand were local in nature, related to the strength of market-specific economic factors such as local job growth, unemployment rates and income growth. Additionally, we believe that the supply of new homes was significantly affected by local factors, such as government approval processes and the availability of land and lots suitable for residential construction. In a number of markets, increasingly difficult and lengthy governmental approval processes have limited the supply of new housing, which has contributed to new home price appreciation. Due to such local factors, housing demand and supply has varied significantly among markets, which has created differing competitive dynamics for homebuilders in each individual market. Due in part to these factors, the overall U.S. homebuilding industry remains highly fragmented. However, the industry consolidation that began in the early 1990s continued in 2005.
      In 2005, we continued to execute our strategy of generating consistent, profitable growth through gaining market share, increasing capital allocated to strong homebuilding markets and capitalizing on our national, regional and local scale to improve our material, labor and capital cost structures.
      Key financial highlights for our fiscal year ended September 30, 2005 were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased by 28% in fiscal 2005 and the value of net sales orders grew by 28%.

•	Homebuilding operating margins increased by 250 basis points during fiscal 2005 due to improvements in homebuilding gross margins and control of overhead costs.

•	Homebuilding pre-tax income increased 51% in fiscal 2005, reflecting a 42% increase in homebuilding gross profit, while overhead costs increased only 28%.

•	Our sales order backlog at September 30, 2005 was $5.8 billion, a fiscal year-end record and 28% higher than our backlog at September 30, 2004.

•	Net homebuilding debt to total capital, which is calculated as homebuilding notes payable net of cash divided by total capital (homebuilding notes payable net of cash plus stockholders’ equity), was 32.2% at September 30, 2005, an improvement of 670 basis points from the prior year, and an all-time low for the Company.

Financial Services Operations:

•	Total financial services revenues increased 29% in fiscal 2005, driven by the growth in our homebuilding business and an increase in the percentage of our homes closed that were served by DHI Mortgage compared to fiscal 2004.

•	Financial services pre-tax income increased by 41% in fiscal 2005, due to increased revenue from loan production and title closings, leveraging our financial services overhead costs and controlling our operating costs.

Consolidated Results:

•	Net income increased 51% in fiscal 2005, due to the significant growth in consolidated revenues and improvements in homebuilding and financial services operating margins.

•	Diluted earnings per share increased 50% in fiscal 2005.

•	The effective income tax rate for fiscal 2005 was 38.2%, as compared to 38.4% in fiscal 2004 and 37.9% in fiscal 2003. The increases in our effective income tax rates in 2005 and 2004 as compared with 2003 were due primarily to increases in pre-tax income in states with higher state income tax rates.
      Our operating strategy for fiscal 2006 is to take advantage of opportunities to grow our homebuilding business profitability through capturing greater market share, while continuing to maintain a strong balance sheet. We plan to execute our growth strategy primarily by investing our available capital in our existing homebuilding markets through our capital allocation process and entering satellite markets as opportunities are available. However, we will continue to evaluate homebuilding acquisition opportunities as they arise. To the extent that additional capital is available in excess of amounts we choose to invest in our homebuilding operations, we will consider directing such capital toward alternative uses, including stock repurchases, as market conditions or other circumstances may warrant, within the constraints of our balance sheet leverage targets and the restrictions in our bank agreements and indentures.
Results of Operations — Homebuilding

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004
      The following tables set forth key operating and financial data for our homebuilding operations by geographic region as of and for the fiscal years ended September 30, 2005 and 2004:

	Net Sales Orders
	Fiscal Years Ended September 30,

	Homes Sold			Value (In millions)			Average Selling Price

			%			%			%
	2005	2004	Change	2005	2004	Change	2005	2004	Change

Mid-Atlantic	5,072	4,032	26%	$1,342.7	$1,009.7	33%	$264,700	$250,400	6%
Midwest	3,093	2,261	37%	821.5	634.5	29%	265,600	280,600	(5)%
Southeast	8,181	6,301	30%	2,036.3	1,375.8	48%	248,900	218,300	14%
Southwest	21,375	18,146	18%	4,227.8	3,086.7	37%	197,800	170,100	16%
West	15,511	14,523	7%	6,215.1	5,299.5	17%	400,700	364,900	10%

	53,232	45,263	18%	$14,643.4	$11,406.2	28%	$275,100	$252,000	9%

	Sales Order Backlog
	As of September 30,

	Homes in Backlog			Value (In millions)			Average Selling Price

			%			%			%
	2005	2004	Change	2005	2004	Change	2005	2004	Change

Mid-Atlantic	2,516	1,740	45%	$747.7	$492.2	52%	$297,200	$282,900	5%
Midwest	1,361	861	58%	402.2	269.7	49%	295,500	313,200	(6)%
Southeast	3,136	2,987	5%	908.4	698.6	30%	289,700	233,900	24%
Southwest	7,273	6,632	10%	1,665.0	1,195.3	39%	228,900	180,200	27%
West	4,958	4,964	—%	2,111.9	1,912.7	10%	426,000	385,300	11%

	19,244	17,184	12%	$5,835.2	$4,568.5	28%	$303,200	$265,900	14%

	Homes Closed
	Fiscal Years Ended September 30,

	Homes Closed			Value (In millions)			Average Selling Price

			%			%			%
	2005	2004	Change	2005	2004	Change	2005	2004	Change

Mid-Atlantic	4,296	3,894	10%	$1,087.1	$888.4	22%	$253,000	$228,100	11%
Midwest	2,593	2,381	9%	688.9	643.7	7%	265,700	270,300	(2)%
Southeast	8,032	5,137	56%	1,826.5	1,041.3	75%	227,400	202,700	12%
Southwest	20,734	18,190	14%	3,758.1	3,012.3	25%	181,300	165,600	9%
West	15,517	13,965	11%	6,016.0	4,905.4	23%	387,700	351,300	10%

	51,172	43,567	17%	$13,376.6	$10,491.1	28%	$261,400	$240,800	9%

Homebuilding Operating Margin Analysis

	Percentages of
	Homebuilding
	Revenues

	Fiscal Years Ended
	September 30,

	2005	2004

Gross profit — Home sales	25.4%	22.8%
Gross profit — Land/lot sales	35.5%	38.5%
Gross profit — Total homebuilding	25.6%	23.1%
Selling, general and administrative expense	9.0%	9.0%
Interest and other (income) expense	(0.1)%	(0.1)%
Income before income taxes	16.7%	14.2%
      Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations. The value of net sales orders increased 28%, to $14,643.4 million (53,232 homes) in 2005 from $11,406.2 million (45,263 homes) in 2004. The overall cancellation rates of the value of new sales contracts in 2005 and 2004 were 19% and 17%, respectively. The average price of a net sales order in 2005 was $275,100, up 9% from the $252,000 average in 2004. The number and value of net sales orders increased in all five of our market regions, reflecting the successful execution of our organic growth strategies and the overall strong demand for our homes in fiscal 2005.
      All regions produced double-digit percentage increases in the value of net sales orders during fiscal 2005, led by a 48% increase in the Southeast region resulting from our continued expansion of our presence in our Florida markets where housing demand is high. The average price of net sales orders increased in all of our regions except the Midwest, where the average sales price was down 5% due to our efforts to offer more lower-priced products in the Chicago market. While we continue to increase prices in the markets where demand for our homes is strongest, we remain focused on ensuring that our core product offerings and prices in most of our markets remain affordable for our core customers, typically first-time and move-up homebuyers.
      Sales order backlog represents homes under contract but not yet closed at the end of the period. Some of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval, which can result in cancellations. In the past, our backlog has been a reliable indicator of the level of closings in our two subsequent fiscal quarters, although some contracts in backlog will not result in closings. Historically, our backlog conversion rates (closings during the quarter divided by beginning of the quarter backlog), have generally been in the range between 50% and 75%, with the highest quarterly conversion rate of each fiscal year typically occurring in the fourth quarter.
      At September 30, 2005, the value of our backlog of sales orders was $5,835.2 million (19,244 homes), up 28% from $4,568.5 million (17,184 homes) at September 30, 2004. The average sales price of homes in backlog was $303,200 at September 30, 2005, up 14% from the $265,900 average at September 30, 2004. The value of our sales order backlog increased in all five of our market regions, led by increases of 52% in our Mid-Atlantic region, where we have significantly increased our capital investment, and 49% in our Midwest region, where sales in our Chicago market were especially strong in 2005. The average selling price of homes in backlog increased in four of our five market regions, with the largest increases occurring in our Southeast and Southwest regions, where generally strong demand for our homes allowed us to increase prices. The average sales price in the Midwest was down 6% due to the strong market acceptance of recently introduced, more affordably priced products in the Chicago market.
      Revenues from home sales increased 28%, to $13,376.6 million (51,172 homes closed) in 2005 from $10,491.1 million (43,567 homes closed) in 2004. Revenues from home sales increased by more than 20% and the number of homes closed increased by 10% or more in four of our five market regions. These results reflect the successful execution of our growth strategies, continued strength in demand for new homes and our homebuilding divisions’ ability to efficiently deliver homes in backlog to homebuyers. The average selling price of homes we closed during 2005 was $261,400, up 9% from $240,800 in 2004. The average selling price of homes closed increased by 9% or more in four of our five market regions. The average selling price of homes closed in our Midwest region decreased by 2% due to our offerings of more affordable products in the Chicago market. Revenues from home sales in fiscal 2005 were reduced by a $92.2 million deferral of gross profit at September 30, 2005, in accordance with SFAS 66.
      Total homebuilding gross profit increased by 42%, to $3,488.3 million in 2005 from $2,460.7 million in 2004. Including sales of both homes and land/lots, total homebuilding gross profit as a percentage of homebuilding revenues increased 250 basis points, to 25.6% in 2005 from 23.1% in 2004. Gross profit from home sales as a percentage of home sales revenues increased 260 basis points, to 25.4% in 2005 from 22.8% in 2004. This gross profit improvement is attributable to our ability to increase home prices in many of our markets; our ongoing efforts to control and reduce construction costs through our local, regional and national purchasing efforts; our ongoing re-allocation of capital to our more profitable markets and a decrease in the capitalized interest amortized to cost of sales attributable to our homebuilding leverage ratio improvement and our debt refinancing efforts over the past two years.
      SG&A expenses from homebuilding activities increased by 28%, to $1,226.6 million in 2005 from $959.0 million in 2004. As a percentage of revenues, SG&A expenses were 9.0% in both years.
      Interest incurred related to homebuilding debt increased by 17%, to $277.3 million in 2005 from $236.7 million in 2004, while our average daily homebuilding debt increased 26% in 2005 from 2004. The percentage increase in our average homebuilding debt was higher than the percentage increase in our interest incurred due to the March 2004 restructuring of our unsecured revolving credit facility which resulted in lower borrowing costs throughout 2005, and due to our efforts over the past two fiscal years to replace some of our higher interest rate notes with notes bearing lower interest rates.
      We capitalize interest costs only to inventory under construction or development. During both fiscal years, our inventory under construction or development exceeded our interest-bearing debt; therefore, we capitalized all interest from homebuilding debt except for the unamortized discounts, premiums and fees related to debt we paid off prior to maturity. Interest amortized to cost of sales decreased by 10%, to $225.0 million in 2005 from $249.0 million in 2004. This reduction in interest amortized to total cost of sales is a direct result of the reductions in our homebuilding leverage and our debt refinancing efforts over the last two years.
      Other income, net of other expenses, associated with homebuilding activities was $15.7 million in 2005, compared to $9.9 million in 2004. The major component of other income in both 2005 and 2004 was the increase in the fair value of our interest rate swaps of $9.5 million and $8.1 million, respectively. Also included in other income in 2005 and 2004 was interest income of $3.9 million and $2.2 million, respectively.

Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003
      The following tables set forth key operating and financial data for our homebuilding operations by geographic region as of and for the fiscal years ended September 30, 2004 and 2003:

	Net Sales Orders
	Fiscal Years Ended September 30,

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

	Sales Order Backlog
	As of September 30,

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

Homebuilding Operating Margin Analysis

	Percentages of
	Homebuilding
	Revenues

	Fiscal Years Ended
	September 30,

	2004	2003

Gross profit — Home sales	22.8%	20.6%
Gross profit — Land/lot sales	38.5%	15.3%
Gross profit — Total homebuilding	23.1%	20.4%
Selling, general and administrative expense	9.0%	9.6%
Interest and other (income) expense	(0.1)%	0.2%
Income before income taxes	14.2%	10.7%
      The value of net sales orders increased 24%, to $11,406.2 million (45,263 homes) in 2004 from $9,162.3 million (38,725 homes) in 2003. The overall cancellation rates of the value of new sales contracts in 2004 and 2003 were 17% and 18%, respectively. The average price of a net sales order in 2004 was $252,000, up 7% from the $236,600 average in 2003. The number of homes sold, value and the average price of net sales orders increased in each of our market regions during 2004 due to the successful execution of our growth strategies and generally strong demand for our homes in all of our market regions. The largest increases in the value of net sales orders occurred in the Southeast and Mid-Atlantic regions, which was the result of our efforts to significantly increase our presence in our Florida, Virginia and Maryland markets. The increase in our average selling price reflected our ability to increase prices in the markets where demand for our homes was strongest in 2004, while we continued our efforts to ensure that our product offerings and prices in most of our markets remain affordable for our target customers, typically first-time and move-up homebuyers.
      At September 30, 2004, the value of our backlog of sales orders was $4,568.5 million (17,184 homes), up 25% from $3,653.4 million (15,488 homes) at September 30, 2003. The average sales price of homes in backlog was $265,900 at September 30, 2004, up 13% from the $235,900 average at September 30, 2003. The value of our sales order backlog increased in four of our five market regions, led by a 92% increase in the Southeast region, which was a result of our efforts to significantly increase our presence in our Florida markets. The average selling price of homes in backlog increased in all of our market regions, reflecting the generally strong demand for our homes in fiscal 2004 which allowed us to increase prices.
      Revenues from home sales increased 26%, to $10,491.1 million (43,567 homes closed) in 2004 from $8,334.1 million (35,934 homes closed) in 2003. Revenues from home sales increased by more than 20% in all of our five market regions, and the number of homes closed increased by 15% or more in all market regions, reflecting the successful execution of our growth strategies and our homebuilding divisions’ ability to efficiently deliver homes in backlog to homebuyers. The average selling price of homes we closed during 2004 was $240,800, up 4% from $231,900 in 2003. The average selling price of homes closed increased in four of our five market regions, with the largest increases occurring in the Southeast and Mid-Atlantic regions.
      Total homebuilding gross profit increased by 41%, to $2,460.7 million in 2004 from $1,746.3 million in 2003. Including sales of both homes and land/lots, total homebuilding gross profit as a percentage of homebuilding revenues increased 270 basis points, to 23.1% in 2004 from 20.4% in 2003. Gross profit from home sales as a percentage of home sales revenues increased 220 basis points, to 22.8% in 2004 from 20.6% in 2003, which was attributable to our ability to increase home prices due to strong demand for our homes in many of our markets in 2004 and our ongoing efforts to control and reduce construction costs as we achieve greater economies of scale.
      SG&A expenses from homebuilding activities increased by 17%, to $959.0 million in 2004 from $817.0 million in 2003. As a percentage of revenues, SG&A expenses decreased 60 basis points, to 9.0% in 2004 from 9.6% in 2003. The improvement in SG&A expenses as a percentage of revenues was attributable to our ongoing cost control efforts and our ability to generate higher revenue levels that better leveraged our existing fixed SG&A expenses in 2004.
      Interest incurred related to homebuilding debt decreased by 1%, to $236.7 million in 2004 from $239.5 million in 2003. Our average homebuilding debt increased 5% in 2004 from 2003; however, we replaced certain of our higher interest rate notes with notes bearing lower interest rates, and we restructured and amended our unsecured revolving credit facility, which lowered our interest costs, resulting in this slight decrease in interest incurred in 2004.
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

Results of Operations — Financial Services

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004
      The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the fiscal years ended September 30, 2005 and 2004:

	Fiscal Years Ended September 30,

	2005	2004	% Change

Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	32,404	26,387	23%
Number of homes closed by D.R. Horton	51,172	43,567	17%
Mortgage capture rate	63%	61%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	43,581	30,801	41%
Total number of loans originated or brokered by DHI Mortgage	46,648	33,621	39%
Captive business percentage	93%	92%
Loans sold by DHI Mortgage to third parties	35,962	28,173	28%

	Fiscal Years Ended September 30,

	2005	2004	% Change

	(In millions)
Loan origination fees	$40.0	$35.4	13%
Sale of servicing rights and gains from sale of mortgages	113.5	87.5	30%
Other revenues	32.7	23.2	41%

Total mortgage banking revenues	186.2	146.1	27%
Title policy premiums, net	48.9	36.7	33%

Total revenues	235.1	182.8	29%
General and administrative expenses	147.6	121.0	22%
Interest expense	16.8	5.9	185%
Other (income)	(34.9)	(18.8)	86%

Income before income taxes	$105.6	$74.7	41%

	Percentages of
	Financial
	Services
	Revenues

	Fiscal Years Ended
	September 30,

	2005	2004

General and administrative expense	62.8%	66.2%
Interest expense	7.1%	3.2%
Other (income)	(14.8)%	(10.3)%
Income before income taxes	44.9%	40.9%
      The volume of loans originated and brokered by our mortgage operations is directly related to the number and value of homes closed by our homebuilding operations. Total first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 23% in fiscal 2005 compared to fiscal 2004, which was greater than our 17% increase in the number of homes closed because the percentage of total home closings from our own homebuyers for which DHI Mortgage handled the financing (our mortgage capture rate) increased to 63% in 2005 from 61% in 2004. Home closings from our own homebuyers constituted 93% of DHI Mortgage loan originations in 2005, compared to 92% in 2004, reflecting DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations. Sales of loans to third-party investors increased 28% in 2005 as compared to 2004.
      Revenues from the financial services segment increased 29%, to $235.1 million in 2005 from $182.8 million in 2004. The increase in financial services revenues was primarily due to the increase in the number of mortgage loans originated and sold, while the average mortgage revenues earned per loan sold remained relatively constant. The majority of the revenues associated with our mortgage operations are recognized when the mortgage loans and related servicing rights are sold to third-party investors.
      General and administrative expenses associated with financial services increased 22%, to $147.6 million in 2005 from $121.0 million in 2004. As a percentage of financial services revenues, general and administrative expenses decreased by 340 basis points, to 62.8% in 2005 from 66.2% in 2004. The improvement in general and administrative expenses as a percentage of financial services revenue was due primarily to the increase in revenues, which better leveraged our fixed costs in 2005 as compared to 2004, and was also due to the effective cost control efforts of our financial services operations.

Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003
      The following tables set forth key operating and financial data for our financial services operations for the fiscal years ended September 30, 2004 and 2003:

	Fiscal Years Ended September 30,

	2004	2003	% Change

Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	26,387	21,744	21%
Number of homes closed by D.R. Horton	43,567	35,934	21%
Mortgage capture rate	61%	61%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	30,801	23,808	29%
Total number of loans originated or brokered by DHI Mortgage	33,621	29,169	15%
Captive business percentage	92%	82%
Loans sold by DHI Mortgage to third parties	28,173	26,818	5%

	Fiscal Years Ended September 30,

	2004	2003	% Change

	(In millions)
Loan origination fees	$35.4	$33.1	7%
Sale of servicing rights and gains from sale of mortgages	87.5	91.5	(4)%
Other revenues	23.2	16.9	37%

Total mortgage banking revenues	146.1	141.5	3%
Title policy premiums, net	36.7	34.5	6%

Total revenues	182.8	176.0	4%
General and administrative expenses	121.0	98.3	23%
Interest expense	5.9	7.4	(20)%
Other (income)	(18.8)	(23.2)	(19)%

Income before income taxes	$74.7	$93.5	(20)%

	Percentages of
	Financial
	Services
	Revenues

	Fiscal Years Ended
	September 30,

	2004	2003

General and administrative expense	66.2%	55.9%
Interest expense	3.2%	4.2%
Other (income)	(10.3)%	(13.2)%
Income before income taxes	40.9%	53.1%
      Total first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 21% in fiscal 2004 compared to fiscal 2003, consistent with our 21% increase in the number of homes closed. The percentage of total home closings from our own homebuyers which had financing handled by DHI Mortgage (our mortgage capture rate) was 61% in both years. Home closings from our own homebuyers constituted 92% of DHI Mortgage loan originations in 2004, compared to 82% in 2003, reflecting a decrease in the number of refinance loans originated in 2004. Sales of loans to third-party investors increased 5% in 2004 as compared to 2003.
      Revenues from the financial services segment increased 4%, to $182.8 million in 2004 from $176.0 million in 2003. The increase in financial services revenues was primarily due to an increase in the number of mortgage loan originations to customers of our homebuilding operations and sold to third-party investors, offset by a decline in the average mortgage revenues earned per loan sold. The decrease in the average mortgage revenues earned per loan was primarily due to a shift in the product mix of mortgage loans originated and sold from higher margin fixed-rate loans to lower margin adjustable-rate loans, and increased competition due to excess capacity in the mortgage industry, which reduced the margins on all mortgage loans in 2004.
      General and administrative expenses associated with financial services increased 23%, to $121.0 million in 2004 from $98.3 million in 2003. As a percentage of financial services revenues, general and administrative expenses increased to 66.2% in 2004 from 55.9% in 2003. The increase in general and administrative expenses as a percentage of financial services revenue and the related decrease in income before income taxes were due primarily to the decline in average mortgage revenues earned per loan and increased costs associated with strengthening our financial services infrastructure to support our growing homebuilding business and expanding our mortgage operations into California.
Capital Resources and Liquidity
      We fund our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt securities. As we utilize our capital resources and liquidity to fund the growth of our operations, we have focused on maintaining strong balance sheet leverage ratios.
      At September 30, 2005, our ratio of net homebuilding debt to total capital was 32.2%, an improvement of 670 basis points from 38.9% at September 30, 2004. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash divided by total capital (homebuilding notes payable net of cash plus stockholders’ equity). The improvement reflects a 35% increase in stockholders’ equity, while net homebuilding debt increased only 1%. Our operating target range for net homebuilding debt to total capital is below 45%, so the 32.2% ratio at September 30, 2005 is well below our targeted operating leverage level. Future fiscal year-end net homebuilding debt to total capital ratios may be higher than the fiscal 2005 year-end ratio.
      We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because the business is separately capitalized, its debt is substantially collateralized and our financial services debt is not guaranteed by our parent company or any of our homebuilding entities. We include cash because of its capital function. For comparison, at September 30, 2005 and 2004, our ratios of homebuilding debt to total capital were 40.6% and 43.2%, respectively.
      We believe that we will be able to continue to fund our homebuilding and financial services operations and our future cash needs (including debt maturities) through a combination of our existing cash resources, cash flows from operations, our existing or renewed credit facilities and the issuance of new debt securities through the public debt markets.

Homebuilding Capital Resources
      Cash — At September 30, 2005, our available homebuilding cash and cash equivalents amounted to $1,111.6 million.
      Bank Credit Facility — We have a $1.21 billion unsecured revolving credit facility, which includes a $350 million letter of credit sub-facility, that matures on March 25, 2008. The facility is guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries. We borrow funds through the revolving credit facility throughout the year to fund working capital requirements, and we repay such borrowings with cash generated from our operations and from the issuance of public debt securities.
      We had no outstanding cash borrowings on our homebuilding revolving credit facility at September 30, 2005 and 2004. Under the debt covenants associated with our revolving credit facility, when we have fewer than two investment grade senior unsecured debt ratings from Moody’s Investors Service, Fitch Ratings and Standard and Poor’s Corporation, our additional homebuilding borrowing capacity under the facility is limited to the lesser of the unused portion of the facility, $1.09 billion at September 30, 2005, or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on our revolving credit facility may not exceed certain percentages of the various categories of our unencumbered inventory. At September 30, 2005, the borrowing base arrangement would have limited our additional borrowing capacity from any source to $2.5 billion. Effective November 7, 2005, we now have the two required debt ratings, so the borrowing base limitation is not currently in effect. At September 30, 2005, we were in compliance with all of the covenants, limitations and restrictions that form a part of our public debt obligations and our bank revolving credit facility.
      We are currently in negotiations to re-finance our revolving credit facility, which we expect will extend the maturity date and increase the capacity of the facility, lower the interest rate spread we must pay on borrowings under the facility and slightly revise certain other terms, covenants, limitations and restrictions under the facility. We expect the new revolving credit facility to be completed and in effect by December 31, 2005.
      Shelf Registration Statements — At September 30, 2005, we had the capacity to issue new debt or equity securities amounting to $3.0 billion under our universal shelf registration statement. Also, at September 30, 2005, we had the capacity to issue approximately 22.5 million shares of common stock under our acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.
      Debt Repayments — On April 1, 2005, we repaid the $200 million principal amount of our 10.5% senior notes which became due on that date.
      On July 15, 2005, we redeemed the $235 million principal amount of our 9.375% senior notes due 2009 at an aggregate redemption price of approximately $246 million, plus accrued interest. The notes were originally issued by Schuler Homes, Inc. and were assumed by us in our merger with Schuler in February 2002. Concurrent with the redemption, we recorded interest expense of approximately $4.4 million, representing the call premium net of the unamortized premium related to the redeemed notes.

Financial Services Capital Resources
      Cash — At September 30, 2005, we had available financial services cash and cash equivalents of $38.2 million.
      Mortgage Warehouse Loan Facility — Our mortgage subsidiary renewed and amended its $300 million mortgage warehouse loan facility in April 2005, increasing the amount that may be borrowed under the uncommitted accordion provisions to $150 million and extending its maturity to April 7, 2006. Our borrowing capacity under this facility is limited to the lesser of the unused portion of the facility, as adjusted by the accordion provisions or otherwise by agreement of the parties, or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the amount drawn on our mortgage warehouse loan facility may not exceed 98% of all eligible mortgage loans held for sale and made available to the lenders to secure any borrowings under the facility.
      Through amendment to the credit agreement in June 2005, we obtained additional commitments from our lenders through the accordion provisions that increased the total commitments under the facility to $450 million. To provide for fiscal year-end closing volume, we obtained temporary commitment increases of $225 million through amendments to the credit agreement in September 2005, which resulted in a total capacity of $675 million at September 30, 2005. Through amendments to the credit agreement in October and November 2005, the commitments under the facility were adjusted to $450 million, effective from October 28, 2005 through January 15, 2006. On January 16, 2006, the total capacity will return to $300 million, subject to increase to $450 million should the accordion provisions be implemented again. At September 30, 2005, we had borrowings of $549.5 million outstanding under the mortgage warehouse facility.
      Commercial Paper Conduit Facility — Our mortgage subsidiary also has a $500 million commercial paper conduit facility (the CP conduit facility), that expires on June 29, 2006. Through amendment to the credit agreement in June 2005, we increased the capacity available under this facility from $300 million to $500 million. To provide for fiscal year-end closing volume, we obtained a temporary increase of $200 million through amendments to the credit agreement in September 2005, which resulted in a total capacity of $700 million at September 30, 2005. The temporary increase was effective through October 14, 2005 when the capacity decreased to $600 million available through November 10, 2005. Beginning on November 11, 2005, the total capacity decreased to $500 million. The terms of the facility are renewable annually by the sponsoring banks. At September 30, 2005, $700 million was drawn under the CP conduit facility.
      In the past, we have been able to renew or extend the mortgage warehouse loan facility and the CP conduit facility on satisfactory terms prior to their maturities and obtain temporary additional commitments through amendments of the respective credit agreements during periods of higher than normal volumes of mortgages held for sale. Although we do not anticipate any problems in renewing or extending these facilities or obtaining temporary additional commitments in the future, the liquidity of our financial services business depends upon our continued ability to do so.
      The mortgage warehouse loan facility and the CP conduit facility are not guaranteed by either the parent company or any of the subsidiaries that guarantee our homebuilding debt. Borrowings under both facilities are secured by certain mortgage loans held for sale. The mortgage loans assigned to secure the CP conduit facility are used as collateral for asset backed commercial paper issued by multi-seller conduits in the commercial paper market. At September 30, 2005, our total mortgage loans held for sale were $1,358.7 million. All mortgage company activities are financed with the mortgage warehouse facility, the CP conduit facility or internally generated funds. Our mortgage warehouse loan facility and our CP conduit facility contain financial covenants as to our mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required net income. Our mortgage subsidiary is in compliance with each of these covenants.

Operating Cash Flow Activities
      During the year ended September 30, 2005, we used $620.7 million of cash in our operating activities, as compared to $422.5 million during the prior year. The net cash used in operations in fiscal 2005 and 2004 was the result of cash provided from net income and increases in accounts payable and other liabilities, offset by cash used to increase residential land, lot and home inventories, mortgage loans held for sale and other assets, reflecting the growth of our homebuilding and financial services operations. Among other factors, the variance in operating cash flows from fiscal 2004 to 2005 is a result of our decision to invest $1.9 billion of cash to fund inventory growth in fiscal 2005, versus a $1.4 billion cash investment in inventory growth in fiscal 2004.
      A large portion of our cash invested in inventories represents purchases of land and lots that will be used to generate revenues and cash flows in future years. Since we control the amounts and timing of our investments in land and lots based on our future growth goals and our market opportunities, we believe that cash flows from operating activities before increases in residential land and lot inventories is currently a better indicator of our liquidity.

Investing Cash Flow Activities
      In fiscal 2005 and 2004, cash used in investing activities represented net purchases of property and equipment, primarily model home furniture and office equipment. Such purchases partially increase with our growth, but they are not significant relative to our total assets or cash flows, and they typically do not vary significantly from year to year.

Financing Cash Flow Activities
      The majority of our short-term financing needs are funded with cash generated from operations and funds available under our homebuilding and financial services credit facilities. Long-term financing needs are typically funded with the issuance of new senior unsecured debt securities through the public capital markets. Our homebuilding senior and senior subordinated notes are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.
      In October 2004, we issued $250 million of 4.875% senior notes due 2010. We used the proceeds from this offering for general corporate purposes, including land acquisition and development, home construction and homebuilding operations and other working capital needs.
      In December 2004, we issued $300 million of 5.625% senior notes due 2016. We used the proceeds from this offering to repay borrowings under the revolving credit facility and for general corporate purposes.
      In February 2005, we issued $300 million of 5.25% senior notes due 2015. We used the proceeds from this offering to repay borrowings under the revolving credit facility and for general corporate purposes.
      In July 2005, we issued $300 million of 5.375% senior notes due 2012. We used the proceeds from this offering for general corporate purposes, including the repayment of borrowings under the revolving credit facility and for the early redemption of our 9.375% senior notes due 2009.
      During fiscal 2005, our Board of Directors declared one quarterly cash dividend of $0.06 per common share (split-adjusted), one quarterly cash dividend of $0.0675 per common share (split-adjusted), and two quarterly cash dividends of $0.09 per common share, the last of which was paid on August 19, 2005 to stockholders of record on August 5, 2005. On October 6, 2005, our Board of Directors declared a cash dividend of $0.09 per common share, which was paid on October 31, 2005, to stockholders of record on October 20, 2005.

Changes in Capital Structure
      In December 2003, our Board of Directors declared a three-for-two stock split (effected as a 50% stock dividend), paid on January 12, 2004 to holders of record of our common stock as of December 22,

2003. In February 2005, our Board of Directors declared a four-for-three stock split (effected as a 33 1/3% stock dividend), paid on March 16, 2005 to holders of record of our common stock as of March 1, 2005.
      In July 2003, the Board of Directors authorized the repurchase of up to $200 million of our common stock and outstanding debt securities, as market conditions warrant. In May 2005, the Board of Directors authorized the repurchase of up to $175.6 million of our common stock and up to $200 million of our outstanding debt securities, representing the amounts then remaining of the 2003 authorization. As of September 30, 2005, we had $175.6 million remaining of the Board of Directors’ authorization for repurchases of common stock and $200 million remaining of the authorization for repurchases of debt securities.
      On November 17, 2005, our Board of Directors authorized the repurchase of up to $500 million of our common stock and up to $200 million of outstanding debt securities, replacing the existing common stock and debt securities repurchase authorization.
Contractual Cash Obligations and Commercial Commitments
      Our primary contractual cash obligations for our homebuilding and financial services segments are payments under short-term and long-term debt agreements and lease payments under operating leases. Purchase obligations of our homebuilding segment represent specific performance requirements under lot option purchase agreements that may require us to purchase land contingent upon the land seller meeting certain obligations. We expect to fund our contractual obligations in the ordinary course of business through our operating cash flows, our homebuilding and financial services credit facilities and by accessing the capital markets.
      Our future cash requirements for contractual obligations as of September 30, 2005 are presented below:

	Payments Due by Period

	Less Than			More Than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total

	(In millions)
Homebuilding:
Notes Payable	$21.0	$218.3	$986.0	$2,444.8	$3,670.1
Operating Leases	22.0	35.3	21.0	15.2	93.5
Purchase Obligations	137.2	89.0	4.6	—	230.8

Totals	$180.2	$342.6	$1,011.6	$2,460.0	$3,994.4

Financial Services:
Notes Payable	$1,249.5	$—	$—	$—	$1,249.5
Operating Leases	3.3	4.2	0.7	—	8.2

Totals	$1,252.8	$4.2	$0.7	$—	$1,257.7

      At September 30, 2005, our homebuilding operations had outstanding letters of credit of $137.2 million and surety bonds of $1.8 billion, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.
      To meet the financing needs of our customers, our mortgage operations extend interest rate lock commitments (IRLCs) to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific investor through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party investors.
      We manage interest rate risk related to our uncommitted IRLCs through the use of forward sales of mortgage-backed securities (FMBS) and the purchase of Eurodollar Futures Contracts (EDFC) on certain loan types. As of September 30, 2005, our IRLCs totaled $622.8 million, and we had approximately $143.3 million outstanding of FMBS and EDFC and $492.0 million of best efforts whole loan delivery commitments related to our IRLCs.
Off-Balance Sheet Arrangements
      In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At September 30, 2005, we had $287.4 million in deposits to purchase land and lots with a total remaining purchase price of $5.9 billion, of which only $230.8 million of the remaining purchase price is subject to specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations. Pursuant to FIN 46, we consolidated certain variable interest entities with assets of $200.4 million.
Land and Lot Position and Homes in Inventory
      At September 30, 2005, we controlled approximately 346,000 lots, 55% of which were lots under option or similar contracts. The following is a summary of our land/lot position at September 30:

	As of September 30,

	2005	2004

Lots owned — developed and under development	156,000	110,000
Lots controlled under lot option and similar contracts	190,000	158,000

Total land/lots controlled	346,000	268,000

Percentage controlled under option	55%	59%

      The total number of homes under construction was approximately 25,000 and 24,000 at September 30, 2005 and 2004, respectively. Included in homes under construction at the end of both years, were approximately 1,600 model homes and less than 200 unsold homes that had been completed for more than six months.
Seasonality
      We experience seasonal variations in our quarterly operating results and capital requirements. We typically have more homes under construction, close more homes and have greater revenues and operating income in the third and fourth quarters of our fiscal year. In fiscal 2005, 61% of our consolidated revenues and 63% of our consolidated operating income were attributable to operations in the third and fourth fiscal quarters. This seasonal activity increases our working capital requirements for our homebuilding operations during the third and fourth fiscal quarters and increases our funding requirements for the mortgages we originate in our financial services segment at the end of these quarters. Because the cash generated from our homebuilding operations during these quarters is not available to our financial services segment, we have employed the uncommitted accordion provisions of the segment’s credit facilities and sought other temporary commitment increases for this purpose. Any additional temporary financing for our mortgage operations is typically reduced during the first and second quarters of the succeeding fiscal year as we sell our related mortgage portfolio. As a result, our results of operations and financial position at the end of the third and fourth fiscal quarters are not necessarily representative of the balance of our fiscal year.

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
Forward-Looking Statements
      Certain statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “projection,” “seek,” “strategy,” “target” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to unknown risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	changes in general economic, real estate and other conditions;

•	changes in interest rates, the availability of mortgage financing or the effective cost of owning a home;

•	the effects of governmental regulations and environmental matters;

•	our substantial debt;

•	competitive conditions within our industry;

•	the availability of capital;

•	our ability to effect our growth strategies successfully; and

•	the uncertainties inherent in warranty and product liability claims matters.
      We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.
      Further discussion of these and other risk considerations is provided in Item 1A “Risk Factors” under Part I of this annual report on Form 10-K.

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
      Our interest rate swaps are not designated as hedges under SFAS No. 133. We are exposed to market risk associated with changes in the fair values of the swaps, and such changes must be reflected in our income statements.
      Our mortgage company is exposed to interest rate risk associated with its mortgage loan origination services. Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific investor through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party investors. We manage interest rate risk related to uncommitted IRLCs through the use of forward sales of mortgage-backed securities (FMBS) and the purchase of Eurodollar Futures Contracts (EDFC) on certain loan types. FMBS and EDFC related to IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. FMBS and EDFC related to funded, uncommitted loans are designated as fair value hedges, with changes in the value of the derivative instruments recognized in current earnings, along with changes in the value of the funded, uncommitted loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the years ended September 30, 2005, 2004 and 2003 was not significant, is recognized in current earnings. At September 30, 2005, FMBS and EDFC to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $253.0 million. Uncommitted IRLCs, the duration of which was less than six months, totaled approximately $130.8 million, and uncommitted mortgage loans held for sale totaled approximately $88.4 million at September 30, 2005. At September 30, 2005, the fair value of the FMBS, EDFC and IRLCs was an insignificant amount.
      The following table sets forth, as of September 30, 2005, for our debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table sets forth the notional amounts, weighted average interest rates and estimated fair market value of our interest rate swaps. At September 30, 2005, the fair value of the interest rate swaps was a $3.2 million liability.

	Fiscal Year Ending September 30,							Fair
								value @
	2006	2007	2008	2009	2010	Thereafter	Total	9/30/05

	($ In millions)
Debt:
Fixed rate	$21.0	$218.2	$0.1	$586.0	$400.0	$2,444.8	$3,670.1	$3,727.1
Average interest rate	8.2%	7.6%	8.0%	7.3%	6.9%	6.8%	7.0%
Variable rate	$1,249.5	$—	$—	$—	$—	$—	$1,249.5	$1,249.5
Average interest rate	4.5%	—	—	—	—	—	4.5%
Interest Rate Swaps:
Variable to fixed	$200.0	$200.0	$200.0	$—	$—	$—	$—	$3.2
Average pay rate	5.1%	5.1%	5.0%	—	—	—	—
Average receive rate	90-day LIBOR

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
D.R. Horton, Inc.
      We have audited the accompanying consolidated balance sheets of D.R. Horton, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of D.R. Horton, Inc. and subsidiaries at September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of D.R. Horton, Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2005 expressed an unqualified opinion thereon.
Fort Worth, Texas
December 7, 2005

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of September 30,

	2005	2004

	(In millions)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,111.6	$480.1
Inventories:
Construction in progress and finished homes	3,105.9	2,878.5
Residential land and lots — developed and under development	5,174.3	3,529.0
Land held for development	6.2	6.2
Consolidated land inventory not owned	200.4	153.7

	8,486.8	6,567.4
Property and equipment (net)	107.2	91.9
Earnest money deposits and other assets	756.0	576.6
Goodwill	578.9	578.9

	11,040.5	8,294.9

Financial Services:
Cash and cash equivalents	38.2	37.9
Mortgage loans held for sale	1,358.7	623.3
Other assets	77.4	29.1

	1,474.3	690.3

	$12,514.8	$8,985.2

LIABILITIES
Homebuilding:
Accounts payable	$820.7	$585.2
Accrued expenses and other liabilities	1,196.9	756.9
Notes payable	3,660.1	3,006.5

	5,677.7	4,348.6

Financial Services:
Accounts payable and other liabilities	24.0	16.8
Notes payable to financial institutions	1,249.5	492.7

	1,273.5	509.5

	6,951.2	4,858.1

Minority interests	203.2	166.4

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 400,000,000 shares authorized, 315,591,668 shares issued and 312,938,868 shares outstanding at September 30, 2005 and 314,045,820 shares issued and 311,393,020 shares outstanding at September 30, 2004	3.2	3.1
Additional capital	1,624.8	1,599.2
Retained earnings	3,791.3	2,417.3
Treasury stock, 2,652,800 shares at September 30, 2005 and 2004, at cost	(58.9)	(58.9)

	5,360.4	3,960.7

	$12,514.8	$8,985.2

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,

	2005	2004	2003

	(In millions, except per share data)
Homebuilding:
Revenues:
Home sales	$13,376.6	$10,491.1	$8,334.1
Land/lot sales	252.0	166.9	218.0

	13,628.6	10,658.0	8,552.1
Cost of sales:
Home sales	9,977.7	8,094.7	6,621.2
Land/lot sales	162.6	102.6	184.6

	10,140.3	8,197.3	6,805.8
Gross profit:
Home sales	3,398.9	2,396.4	1,712.9
Land/lot sales	89.4	64.3	33.4

	3,488.3	2,460.7	1,746.3
Selling, general and administrative expense	1,226.6	959.0	817.0
Interest expense	4.4	3.4	5.2
Other (income) expense	(15.7)	(9.9)	9.4

	2,273.0	1,508.2	914.7

Financial Services:
Revenues	235.1	182.8	176.0
General and administrative expense	147.6	121.0	98.3
Interest expense	16.8	5.9	7.4
Other (income)	(34.9)	(18.8)	(23.2)

	105.6	74.7	93.5

INCOME BEFORE INCOME TAXES	2,378.6	1,582.9	1,008.2
Provision for income taxes	908.1	607.8	382.2

NET INCOME	$1,470.5	$975.1	$626.0

Basic net income per common share	$4.71	$3.14	$2.11

Net income per common share assuming dilution	$4.62	$3.09	$1.99

Cash dividends declared per common share	$0.3075	$0.215	$0.135

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Total
	Common	Additional	Unearned	Retained	Treasury	Stockholders’
	Stock	Capital	Compensation	Earnings	Stock	Equity

	(In millions, except common stock share data)
Balances at September 30, 2002 (146,505,091 shares)	$1.5	$1,349.6	$(4.4)	$923.2	$—	$2,269.9

Net income	—	—	—	626.0	—	626.0
Issuances under D.R. Horton, Inc. employee benefit plans (40,736 shares)	—	0.9	—	—	—	0.9
Exercise of stock options (873,353 shares)	—	12.0	—	—	—	12.0
Amortization of unvested stock options issued in connection with an acquisition over remaining vesting period	—	—	2.2	—	—	2.2
Cash dividends declared	—	—	—	(40.1)	—	(40.1)
Treasury stock purchases (2,652,800 shares)	—	—	—	—	(58.9)	(58.9)
Conversion of convertible notes (10,000,040 shares)	0.1	219.2	—	—	—	219.3

Balances at September 30, 2003 (154,766,420 shares)	$1.6	$1,581.7	$(2.2)	$1,509.1	$(58.9)	$3,031.3

Net income	—	—	—	975.1	—	975.1
Issuances under D.R. Horton, Inc. employee benefit plans (64,526 shares)	—	2.5	—	—	—	2.5
Exercise of stock options (1,033,582 shares)	—	16.5	—	—	—	16.5
Amortization of unvested stock options issued in connection with an acquisition over remaining vesting period	—	—	2.2	—	—	2.2
Cash dividends declared	—	—	—	(66.9)	—	(66.9)
Three-for-two stock split (77,511,368 shares)	0.8	(0.8)	—	—	—	—
Four-for-three stock split (78,017,124 shares) paid in March 2005	0.7	(0.7)	—	—	—	—

Balances at September 30, 2004 (311,393,020 shares)	$3.1	$1,599.2	$—	$2,417.3	$(58.9)	$3,960.7

Net income	—	—	—	1,470.5	—	1,470.5
Issuances under D.R. Horton, Inc. employee benefit plans (95,669 shares)	—	1.9	—	—	—	1.9
Exercise of stock options (1,450,179 shares)	0.1	23.7	—	—	—	23.8
Cash dividends declared	—	—	—	(96.5)	—	(96.5)

Balances at September 30, 2005 (312,938,868 shares)	$3.2	$1,624.8	$—	$3,791.3	$(58.9)	$5,360.4

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2005	2004	2003

	(In millions)
OPERATING ACTIVITIES
Net income	$1,470.5	$975.1	$626.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	52.8	49.6	41.8
Amortization of debt premiums, discounts and fees	4.3	5.9	4.0
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(227.4)	(413.9)	(429.4)
Increase in residential land and lots — developed, under development, and held for development	(1,627.8)	(997.2)	(56.6)
(Increase) decrease in earnest money deposits and other assets	(146.9)	(95.3)	9.5
Increase in mortgage loans held for sale	(735.4)	(137.8)	(21.4)
Increase in accounts payable and other liabilities	589.2	191.1	249.4

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(620.7)	(422.5)	423.3

INVESTING ACTIVITIES
Net purchases of property and equipment	(68.2)	(55.2)	(48.6)

NET CASH USED IN INVESTING ACTIVITIES	(68.2)	(55.2)	(48.6)

FINANCING ACTIVITIES
Proceeds from notes payable	4,060.2	3,524.1	2,458.0
Repayment of notes payable	(2,667.8)	(3,059.8)	(2,266.7)
Purchase of treasury stock	—	—	(58.9)
Proceeds from stock associated with certain employee benefit plans	24.8	15.4	11.6
Cash dividends paid	(96.5)	(66.9)	(40.1)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,320.7	412.8	103.9

INCREASE (DECREASE) IN CASH	631.8	(64.9)	478.6
Cash at beginning of year	518.0	582.9	104.3

Cash at end of year	$1,149.8	$518.0	$582.9

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$20.6	$8.5	$12.0

Income taxes paid	$895.0	$614.4	$325.0

Supplemental disclosures of noncash activities:
Conversion of senior notes	$—	$—	$219.3

Notes payable issued for inventory	$17.8	$71.9	$102.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
      The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and include the accounts of D. R. Horton, Inc. and its wholly-owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires), as well as certain variable interest entities required to be consolidated pursuant to Interpretation No. 46 issued by the Financial Accounting Standards Board (FASB). All intercompany balances and transactions have been eliminated in consolidation.
      Certain prior year balances have been reclassified to conform to the fiscal 2005 presentation. These reclassifications had no effect on the Company’s financial position, results of operations or cash flows. Additionally, prior year balances reflect the retroactive application of Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-8) and the March 2005 four-for-three stock split.

Use of Estimates
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Effect of EITF 04-8
      In October 2004, the FASB ratified EITF 04-8, which requires that shares underlying contingently convertible debt be included in diluted earnings per share computations using the if-converted method regardless of whether the market price trigger, or other contingent features, have been met. The effective date for EITF 04-8 is for reporting periods ending after December 15, 2004. EITF 04-8 also requires restatement of earnings per share amounts for prior periods presented during which the instrument was outstanding. In May 2001, the Company issued 381,113 zero coupon convertible senior notes, which were converted into shares of its common stock in June 2003. During certain quarters of the year ended September 30, 2003, the market price trigger was not met and the convertible shares were not included in the computation of diluted earnings per share. The adoption of EITF 04-8 reduced net income per common share assuming dilution by $0.06 for the fiscal year ended September 30, 2003.

Stock Splits
      In December 2003, the Company’s Board of Directors declared a three-for-two stock split (effected as a 50% stock dividend), paid on January 12, 2004 to common stockholders of record on December 22, 2003. In February 2005, the Company’s Board of Directors declared a four-for-three stock split (effected as a 33 1/3% stock dividend), paid on March 16, 2005 to common stockholders of record on March 1, 2005. The earnings per share and cash dividends declared per share for the years ended September 30, 2005, 2004 and 2003 reflect the effects of the stock splits.

Reporting Segments
      The Company reports its consolidated financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s homebuilding operating regions are its operating segments under SFAS No. 131 and have been aggregated into a single homebuilding reportable segment. Homebuilding is the Company’s core business, generating 98% of consolidated revenues and 91% to 96% of consolidated

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income before income taxes in fiscal 2005, 2004 and 2003. The Company’s other operating and reporting segment is its financial services segment.
      The Company’s homebuilding segment is primarily engaged in the acquisition and development of land for residential purposes and the construction and sale of residential homes on such land, in 25 states and 74 markets in the United States. The homebuilding segment generates most of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.
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

Revenue Recognition
      Homebuilding revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by DHI Mortgage, the Company’s wholly-owned mortgage subsidiary, and the buyer has not made an adequate initial investment as prescribed by SFAS No. 66, the gross profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed. Virtually all homebuilding revenues are received in cash within two days of closing.
      Financial services revenues associated with the Company’s title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously as each home is closed. The majority of the revenues associated with the Company’s mortgage operations is recognized when the mortgage loans and related servicing rights are sold to third-party investors. Origination fees and direct origination costs are deferred and recognized as revenues and expenses, respectively, along with the associated gains and losses on the sales of the loans and related servicing rights, when the loans are sold. Interest income is accrued from the date a mortgage loan is originated until the loan is sold.
      Some of the loans sold by DHI Mortgage are sold with limited recourse provisions. Based on historical experience, the Company has estimated and recorded an allowance for losses related to loans sold with recourse. Such losses have not been significant.

Cash and Cash Equivalents
      The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Amounts in transit from title companies for home closings are included in cash. Additionally, the Company holds cash that is restricted as to its use. Restricted cash includes customer deposits that are temporarily restricted in accordance with regulatory requirements, and cash restricted pursuant to insurance related regulatory requirements. At September 30, 2005 and 2004, the balances of restricted cash were $29.4 million and $23.1 million, respectively, and are included in other assets on the Company’s balance sheet.

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
      Inventory costs include land, land development and home construction costs, as well as interest and real estate taxes related to property under development and construction. Applicable direct overhead costs incurred after development projects or homes are substantially complete such as utilities, maintenance, and cleaning are charged to SG&A expense as incurred. All indirect overhead costs, such as compensation of construction superintendents, sales personnel and division and region management, advertising and builder’s risk insurance, are charged to SG&A expense as incurred.
      Land and development costs are typically allocated to individual residential lots on a pro-rata basis, and the costs of residential lots are transferred to construction in progress when home construction begins. Home construction costs are accumulated for each specific home.
      The specific identification method is used for the purpose of accumulating home construction costs. Cost of sales for homes closed includes the specific construction costs of each home, land acquisition and land development costs allocated to each home, closing costs and sales commissions paid to third parties, related interest and real estate taxes, and an estimate of future warranty and related costs for the homes closed.
      Each quarter, all components of inventory are reviewed for the purpose of determining whether recorded costs and costs required to complete each home or project are recoverable. If the review indicates that an impairment loss is required under SFAS No. 144 guidelines, an estimate of the loss is made and recorded to cost of sales in that quarter. To date, such impairment losses have been insignificant in the aggregate.

Interest
      The Company capitalizes interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, charged to cost of sales and expensed directly during the years ended September 30, 2005, 2004 and 2003:

	Year Ended September 30,

	2005	2004	2003

	(In millions)
Capitalized interest, beginning of year	$152.7	$168.4	$153.5
Interest incurred — homebuilding	277.3	236.7	239.5
Interest expensed
Directly — homebuilding	(4.4)	(3.4)	(5.2)
Amortized to cost of sales	(225.0)	(249.0)	(219.4)

Capitalized interest, end of year	$200.6	$152.7	$168.4

Consolidated Land Inventory Not Owned
      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” as amended (FIN 46). FIN 46 provides guidance for the financial accounting and reporting of interests in certain variable interest entities, which FIN 46 defines as certain business entities that either have equity investors with no voting rights or have equity investors that do not provide sufficient financial

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
resources for the entities to support their activities. FIN 46 requires consolidation of such entities by any company that is subject to a majority of the risk of loss from the entities’ activities or is entitled to receive a majority of the entities’ residual returns or both, defined as the primary beneficiary of the variable interest entity.
      In the ordinary course of its homebuilding business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Under such option purchase contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of the option deposits are not refundable at the Company’s discretion. Certain of these deposits are deemed to create a variable interest in a variable interest entity under the requirements of FIN 46. As such, certain of the Company’s option purchase contracts result in the acquisition of a variable interest in the entity holding the land parcel under option.
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
      The consolidation of these variable interest entities added $200.4 million and $153.7 million in land inventory not owned and minority interests to the Company’s balance sheets at September 30, 2005 and 2004, respectively. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $21.3 million and $17.2 million and performance letters of credit, promissory notes and surety bonds totaling $5.9 million and $3.3 million, as of September 30, 2005 and 2004, respectively. Creditors, if any, of these variable interest entities have no recourse against the Company.
      Including the deposits with the variable interest entities above, the Company has deposits amounting to $287.4 million to purchase land and lots with a total remaining purchase price of $5.9 billion at September 30, 2005. For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits, which totaled $217.9 million at September 30, 2005.

Property and Equipment
      Property and equipment is stated at cost less accumulated depreciation. Repairs and maintenance costs are expensed as incurred. Depreciation generally is recorded using the straight-line method over the estimated useful life of the asset. Depreciable lives for model home furniture typically range from 2 to 3 years, depreciable lives for office furniture and equipment typically range from 2 to 5 years, and depreciable lives for buildings and improvements typically range from 5 to 20 years. Accumulated depreciation was $141.3 million and $118.1 million as of September 30, 2005 and 2004, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Depreciation expense was $52.8 million, $43.7 million and $38.3 million in fiscal 2005, 2004 and 2003, respectively.

Long-lived Assets
      Potential impairments of long-lived assets are reviewed annually or when events and circumstances warrant an earlier review. In accordance with SFAS No. 144, impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.

Goodwill and Other Intangible Assets
      Goodwill represents the excess of purchase price over net assets acquired. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” effective October 1, 2001. Upon the adoption of SFAS No. 142, goodwill is subject to an annual impairment test. Other intangible assets continue to be amortized over their useful lives. Goodwill is reviewed for potential impairment annually or when events and circumstances warrant an earlier review. Impairment is determined to exist when the estimated fair value of goodwill is less than its carrying value. The Company performed the required impairment tests during fiscal 2005, 2004 and 2003 and determined that no goodwill impairment existed.
      Accumulated amortization related to goodwill was $38.9 million at September 30, 2005 and 2004. Amortization of other intangible assets was $3.7 million and $1.2 million in fiscal 2004 and 2003, respectively. These intangible assets were fully amortized by the end of fiscal 2004, and therefore, their carrying values were $0 as of September 30, 2004.

Warranty Costs
      The Company typically provides its homebuyers a one-year comprehensive limited warranty for all parts and labor and a ten-year limited warranty for major construction defects. Since the Company subcontracts its homebuilding work to subcontractors who typically provide it with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty liabilities have been established by charging cost of sales for each home delivered. The amounts charged are based on management’s estimate of expected warranty-related costs under all unexpired warranty obligation periods. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built.
      The following table sets forth the Company’s warranty liability:

	September 30,

	2005	2004

	(In millions)
Warranty liability, beginning of year	$96.0	$73.1
Warranties issued	71.2	54.9
Changes in liabilities for pre-existing warranties	(2.6)	0.3
Settlements made	(43.0)	(32.3)

Warranty liability, end of year	$121.6	$96.0

Insurance Claim Costs
      The Company has, and requires the majority of its subcontractors to have, general liability insurance (including construction defect coverage) and workers compensation insurance. These insurance policies

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. In certain states where the Company believes it is too difficult or expensive for subcontractors to obtain general liability insurance, the Company has waived its traditional subcontractor general liability insurance requirements to obtain lower bids from subcontractors. The Company self insures a portion of its overall risk, partially through the use of a captive insurance entity which issues a general liability policy to the Company, naming certain subcontractors as additional insureds. The Company records expenses and liabilities for costs to cover its self-insured and deductible amounts under those policies and for any costs of claims and lawsuits in excess of its coverage limits or not covered by such policies, based on an analysis of the Company’s historical claims, which includes an estimate of claims incurred but not yet reported. Expenses related to such claims were approximately $101.2 million, $80.9 million and $43.5 million in fiscal 2005, 2004 and 2003, respectively.

Advertising Costs
      The Company expenses advertising costs as they are incurred. Advertising expense was approximately $78.9 million, $64.3 million and $59.3 million in fiscal 2005, 2004 and 2003, respectively.

Income Taxes
      The provision for income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings Per Share
      Basic earnings per share is based upon the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share is based upon the weighted average number of shares of common stock and dilutive securities outstanding.
      On February 5, 2002, each of the Company’s 381,113 Zero Coupon Convertible Senior Notes outstanding first became eligible for conversion into 26.2391 shares of the Company’s common stock. These Convertible Senior Notes were convertible on any date as of which the average closing price of the Company’s common stock for the twenty preceding trading days exceeded the specified threshold of 110% of the accreted value of each note, divided by the conversion rate. The twenty-day average closing price of the Company’s common stock exceeded the specified threshold at the end of the March 31, 2002 and June 30, 2002 quarters and for a portion of the quarter ended June 30, 2003. On May 27, 2003, the Company called the zero coupon convertible senior notes for redemption. The call for redemption gave the note holders the right to convert their notes into shares of the Company’s common stock or to redeem them for cash at their accreted value as of the redemption date. All of the notes were presented by June 26, 2003 for conversion into the Company’s common stock, and accordingly the Company issued approximately 10 million shares of common stock in exchange for the notes, whose total accreted value as of the conversion dates was approximately $214.1 million. In accordance with the requirements of EITF 04-08 (see “Effect of EITF 04-8” above), the shares underlying the Convertible Senior Notes are included in the denominator for diluted earnings per share for all fiscal quarters that the Convertible Senior Notes were outstanding. Also, the numerator for diluted earnings per share was increased by tax-effected interest expense and amortization of issuance costs associated with the Convertible Senior Notes for all quarters that such notes were outstanding.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share. The average share amounts reflect the effects of the three-for-two and four-for-three stock splits, paid as stock dividends on January 12, 2004 and March 16, 2005, respectively. All options outstanding during fiscal 2005, 2004, and 2003 were included in the computation of diluted earnings per share.

	Year Ended September 30,

	2005	2004	2003

	(In millions)
Numerator:
Net income	$1,470.5	$975.1	$626.0
Effect of dilutive securities:
Interest expense and amortization of issuance costs associated with zero coupon convertible senior notes, net of applicable income taxes	—	—	3.1

Numerator for diluted earnings per share after assumed conversions	$1,470.5	$975.1	$629.1

Denominator:
Denominator for basic earnings per share — weighted average shares	312.2	310.5	297.0
Effect of dilutive securities:
Zero coupon convertible senior notes	—	—	14.6
Employee stock options	5.9	5.5	4.5

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	318.1	316.0	316.1

Stock-Based Compensation
      The Company may, with the approval of the Compensation Committee of its Board of Directors, grant stock options for a fixed number of shares to employees. The Company accounts for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company adopted the disclosure-only provisions as specified by the SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, and therefore no compensation expense is recognized for the initial grant. SFAS No. 123 and SFAS No. 148 require disclosure of pro forma net income and pro forma net income per share as if the fair value based method had been applied in measuring compensation expense for fiscal 2005, 2004 and 2003 for options granted after fiscal 1995.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the effect on net income and earnings per share as if the fair value based method had been applied:

	Year Ended September 30,

	2005	2004	2003

	(In millions, except per share
	data)
Net income as reported	$1,470.5	$975.1	$626.0
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	1.3	1.4
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(7.8)	(7.1)	(5.7)

Pro forma net income	$1,462.7	$969.3	$621.7

Reported basic net income per share	$4.71	$3.14	$2.11

Pro forma basic net income per share	$4.69	$3.12	$2.09

Reported diluted net income per share	$4.62	$3.09	$1.99

Pro forma diluted net income per share	$4.61	$3.07	$1.98

      The net income per share amounts presented above reflect the effects of the three-for-two and four-for-three stock splits paid on January 12, 2004 and March 16, 2005, respectively.

Interest Rate Swaps
      The Company entered into two ten-year interest rate swap agreements in 1998 with a major United States bank under which it receives each quarter the London Inter-Bank Offered Rate (LIBOR) and pays a fixed amount that averages 5.1% on a total notional amount of $200 million. At the end of each quarter, the swaps’ market value will have changed depending upon the market’s current anticipation of quarterly LIBOR rate levels from the present until the swaps’ maturity in 2008. The swaps’ market values generally vary directly with changes in anticipated future LIBOR rates. The swaps do not qualify as cash-flow hedges under SFAS No. 133, so changes in the swaps’ fair value must be recorded in the consolidated statements of income. The fair values of the interest rate swaps were liabilities to the Company of $3.2 million at September 30, 2005 and $12.7 million at September 30, 2004, and are recorded in homebuilding other liabilities. Changes in their fair values are recorded in homebuilding other income or expense. During the years ended September 30, 2005, 2004 and 2003, the Company had gains related to the interest rate swaps of $9.5 million, $8.1 million and $1.8 million, respectively.

Mortgage Loans
      Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Loans that have been closed but not committed to a third-party investor are matched with either forward sales of mortgage backed securities (FMBS) or Eurodollar Futures Contracts (EDFC) that are designated as fair value hedges. Hedged loans are either committed to third-party investors within three days of origination or pooled and committed in bulk to third-party investors typically within 30 days of origination. All loans held for sale are carried at cost adjusted for changes in fair value after the date of designation of an effective hedge, based on either sale commitments or current market quotes. Any gain or loss on the sale of loans is recognized at the time of sale. As of September 30, 2005, the Company had $88.4 million in loans not committed to third-party investors which were hedged with

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$109.7 million of FMBS and EDFC. During the years ended September 30, 2005, 2004 and 2003, the Company had net gains on sales of loans of $113.5 million, $87.5 million, and $91.5 million, respectively.
      The FMBS and EDFC associated with uncommitted, funded loans are designated as fair value hedges of the risk of changes in the overall fair value of the related loans. Accordingly, changes in the value of the derivative instruments are recognized in current earnings, as are changes in the value of the loans. During the fiscal years ended September 30, 2005, 2004 and 2003, the Company’s net gains related to the ineffective portion of its fair value hedging instruments were insignificant. The net gains are included in financial services revenues.

Loan Commitments
      To meet the financing needs of its customers, the Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133 and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the years ended September 30, 2005, 2004 and 2003 was not significant, is recognized in current earnings. At September 30, 2005 and 2004, the Company’s IRLCs totaled $622.8 million and $562.8 million, respectively.
      The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments, forward sales of mortgage-backed securities and the purchase of Eurodollar futures contracts. These instruments are considered non-designated derivatives and are accounted for at fair market value with gains and losses recorded in current earnings. As of September 30, 2005, the Company had approximately $143.3 million outstanding of FMBS and EDFC, and $492.0 million of best efforts whole loan delivery commitments related to its IRLCs.

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
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The statement is effective beginning in the Company’s first quarter of fiscal year 2006. The Company has evaluated the impact of the adoption of SFAS No. 123(R) and has determined that it will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). The American Jobs Creation Act, which was signed into law in October 2004, provides a tax deduction on qualified domestic production activities. When fully

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. The tax benefit resulting from the new deduction will be effective beginning in the Company’s first quarter of fiscal year 2006. The Company is evaluating the impact of this law on its future financial statements and currently estimates the future reduction in its federal income tax rate to be in the range of 0.50% to 0.75%.
NOTE B — NOTES PAYABLE
      The Company’s notes payable at their principal amounts, net of unamortized discount or premium, as applicable, consist of the following:

	As of September 30,

	2005	2004

	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility due 2008	$—	$—
10.5% senior notes due 2005, net	—	199.9
7.5% senior notes due 2007	215.0	215.0
5% senior notes due 2009, net	199.6	199.5
8% senior notes due 2009, net	384.1	383.8
9.375% senior notes due 2009, net	—	242.5
4.875% senior notes due 2010, net	248.7	—
9.75% senior subordinated notes due 2010, net	149.3	149.2
7.875% senior notes due 2011, net	198.8	198.7
9.375% senior subordinated notes due 2011, net	199.8	199.8
10.5% senior subordinated notes due 2011, net	150.2	150.9
8.5% senior notes due 2012, net	248.4	248.3
5.375% senior notes due 2012	300.0	—
6.875% senior notes due 2013	200.0	200.0
5.875% senior notes due 2013	100.0	100.0
6.125% senior notes due 2014, net	197.4	197.2
5.625% senior notes due 2014, net	248.1	247.9
5.25% senior notes due 2015, net	297.8	—
5.625% senior notes due 2016, net	297.5	—
Other secured	25.4	73.8

	$3,660.1	$3,006.5

Financial Services:
Mortgage warehouse facility due 2006	$549.5	$267.7
Commercial paper conduit facility due 2006	700.0	225.0

	$1,249.5	$492.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company filed with the Securities and Exchange Commission a universal shelf registration statement registering $3.0 billion in debt and equity securities effective in September 2005. At September 30, 2005, the remaining capacity to issue new debt or equity securities amounted to $3.0 billion.
      Maturities of consolidated notes payable, assuming the mortgage warehouse and commercial paper conduit facilities are not extended or renewed, are $1,270.5 million in 2006, $218.2 million in 2007, $0.1 million in 2008, $586.0 million in 2009, $400.0 million in 2010 and $2,444.8 million thereafter.

Homebuilding:
      The Company has a $1.21 billion unsecured revolving credit facility, which includes a $350 million letter of credit sub-facility, that matures on March 25, 2008. The Company’s borrowing capacity under this facility is reduced by the amount of letters of credit outstanding. At September 30, 2005, the Company’s borrowing capacity from this facility was $1.09 billion. The facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of debt to tangible net worth and its senior unsecured debt rating. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees. The interest rates of the unsecured bank debt at September 30, 2005 and 2004 were 5.1% and 3.1%, respectively.
      Following is a summary of the key terms of each of the Company’s unsecured homebuilding notes payable outstanding as of September 30, 2005, including the annual effective interest rate of each series of notes, after giving effect to the amortization of deferred financing costs, discounts and premiums.

				Redeemable
	Principal			Prior to		Effective
Note Payable(1)	Amount	Date Issued	Date Due	Maturity		Interest Rate

	(In millions)
7.5% senior	$215.0	December 2002	December 1, 2007	No(3)		7.6%
5% senior	$200.0	January 2004	January 15, 2009	No(3)		5.3%
8% senior	$385.0	February 1999	February 1, 2009	No		8.3%
4.875% senior	$250.0	October 2004	January 15, 2010	Yes(4)		5.1%
9.75% senior subordinated	$150.0	September 2000	September 15, 2010	No		9.9%
7.875% senior	$200.0	August 2001	August 15, 2011	No		8.0%
9.375% senior subordinated	$200.0	March 2001	March 15, 2011	Yes, on or after		9.5%
				March 15, 2006	(2)
10.5% senior subordinated	$144.8	Assumed from Schuler	July 15, 2011	Yes, on or after		9.6%
		February 2002		July 15, 2006	(2)
8.5% senior	$250.0	April 2002	April 15, 2012	Yes, on or after		8.6%
				April 15, 2007	(2)
5.375% senior	$300.0	July 2005	June 15, 2012	Yes(4)		5.4%
6.875% senior	$200.0	April 2003	May 1, 2013	No(3)		7.0%
5.875% senior	$100.0	June 2003	July 1, 2013	Yes, on or after		5.9%
				July 1, 2008(2)(3)
6.125% senior	$200.0	July 2004	January 15, 2014	No(3)		6.3%
5.625% senior	$250.0	September 2004	September 15, 2014	No(3)		5.8%
5.25% senior	$300.0	February 2005	February 15, 2015	Yes(4)		5.4%
5.625% senior	$300.0	December 2004	January 15, 2016	Yes(4)		5.8%

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Interest is payable semi-annually on each of the series of senior and senior subordinated notes.

(2)	Each series of notes that is redeemable may be redeemed at a price equal to 100% of the principal amount plus a premium declining ratably to par over a three-year period beginning on the date indicated.

(3)	The Company may redeem up to 35% of the amount originally issued with the proceeds of public equity offerings at a redemption price equal to the principal amount, plus a premium and accrued interest for up to three years after the date of issuance.

(4)	The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments on the redemption date, plus in each case, accrued interest.
      All series of senior notes are senior obligations of the Company and rank pari passu in right of payment to all existing and future unsecured indebtedness of the Company, and senior to all existing and future indebtedness expressly subordinated to them. The senior subordinated notes rank behind all existing and future senior notes and bank credit facilities. Both the senior and senior subordinated notes are guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Upon a change of control of the Company, holders of all series of notes issued prior to October 2004 have the right to require the Company to redeem such notes at a price of 101% of the par amount, along with accrued and unpaid interest.
      On April 1, 2005, the Company repaid the $200 million principal amount of the 10.5% senior notes which became due on that date.
      On July 15, 2005, the Company redeemed the $235 million principal amount of its 9.375% senior notes due 2009 at an aggregate redemption price of approximately $246 million, plus accrued interest. The notes were originally issued by Schuler Homes, Inc. and were assumed by the Company in their merger in February 2002. Concurrent with the redemption, the Company recorded interest expense of approximately $4.4 million, representing the call premium net of the unamortized premium related to the redeemed notes.
      In May 2005, the Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding debt securities, all of which was remaining at September 30, 2005. On November 17, 2005, the Board of Directors authorized the repurchase of up to $200 million of outstanding debt securities, replacing the existing debt securities repurchase authorization.
      The bank credit facilities and many of the indentures for the senior and senior subordinated notes contain covenants which, taken together, limit investments in inventory, stock repurchases, cash dividends and other restricted payments, incurrence of indebtedness, asset dispositions and creation of liens, and require certain levels of tangible net worth. At September 30, 2005, under the most restrictive covenants, the additional debt the Company could incur was limited to $2.5 billion, in accordance with a limitation in the bank credit facility that is only applicable when the Company has fewer than two investment grade debt ratings from three specified rating agencies. Effective November 7, 2005, this limitation on additional indebtedness is no longer in effect, because the Company received its second investment grade rating. Additionally, cash dividends paid on or repurchases of the Company’s common stock and other restricted payments are limited to an amount not to exceed, on a cumulative basis, 50% of consolidated net income, as defined, subject to certain other adjustments. Under the most restrictive of these requirements, the Company had approximately $1.4 billion available for the payment of dividends and other restricted payments at September 30, 2005.
      The Company uses interest rate swap agreements to help manage a portion of its interest rate exposure. The agreements convert a notional amount of $200 million from a variable rate to a fixed rate.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
These agreements are cancelable by a third party during periods where LIBOR exceeds 7%. The agreements expire at dates through September 2008. The Company does not expect non-performance by the counter-party, a major U.S. bank, and any losses incurred in the event of non-performance are not expected to be material. Net payments or receipts under these agreements are recorded as adjustments to interest incurred. As a result of these agreements, the Company’s net interest costs were increased by $4.9 million in 2005 and $7.5 million in 2004 and 2003.

Financial Services:
      The Company’s mortgage subsidiary renewed and amended its $300 million mortgage warehouse loan facility in April 2005, increasing the amount that may be borrowed under the uncommitted accordion provisions to $150 million and extending its maturity to April 7, 2006. The borrowing capacity under this facility is limited to the lesser of the unused portion of the facility, as adjusted by the accordion provision or otherwise by amendment of the parties, or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the amount drawn on the mortgage warehouse loan facility may not exceed 98% of all eligible mortgage loans held for sale and made available to the lenders to secure any borrowings under the facility.
      Through amendment to the credit agreement in June 2005, the Company obtained additional commitments from its lenders through the accordion provisions that increased the total commitments under the facility to $450 million. Temporary commitment increases of $225 million were obtained through amendments to the credit agreement in September 2005, resulting in total capacity of $675 million at September 30, 2005. Through amendments to the credit agreement in October and November 2005, the commitments under the facility were adjusted to $450 million, effective from October 28, 2005 through January 15, 2006. On January 16, 2006, the total capacity will return to $300 million, subject to increase to $450 million should the Company elect to request and obtain additional commitments under the $150 million accordion provision again.
      The mortgage warehouse facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of its homebuilding debt. Borrowings bear daily interest at the 30-day LIBOR rate plus a fixed premium. The interest rates of the mortgage warehouse line payable at September 30, 2005 and 2004 were 4.7% and 2.7%, respectively.
      The Company’s mortgage subsidiary also has a $500 million commercial paper conduit facility (the CP conduit facility), that expires on June 29, 2006. Through amendment to the credit agreement in June 2005, the Company increased the capacity available under this facility from $300 million to $500 million. A temporary increase of $200 million was obtained through amendments to the credit agreement in September 2005, resulting in a total capacity of $700 million at September 30, 2005. The temporary increase was effective through October 14, 2005, when the capacity decreased to $600 million available through November 10, 2005. Beginning on November 11, 2005, the total capacity decreased to $500 million.
      The CP conduit facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of its homebuilding debt. The mortgage loans assigned to secure the CP conduit facility are used as collateral for asset backed commercial paper issued by multi-seller conduits in the commercial paper market. The interest rates of the CP conduit facility at September 30, 2005 and 2004 were 4.3% and 2.4%, respectively.
NOTE C — STOCKHOLDERS’ EQUITY
      At September 30, 2005, 315,591,668 shares of Common Stock were issued and 312,938,868 shares were outstanding. No shares of Preferred Stock were issued or outstanding. As of September 30, 2005,

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15,672,273 and 4,556,218 shares of Common Stock were reserved for issuance pursuant to the D.R. Horton, Inc. Stock Incentive Plans and Employee Stock Purchase Plan, respectively.
      On December 1, 2003, the Board of Directors declared a three-for-two common stock split (effected as a 50% stock dividend), which was paid on January 12, 2004 to stockholders of record on December 22, 2003. On February 15, 2005, the Board of Directors declared a four-for-three common stock split (effected as a 33 1/3% stock dividend), which was paid on March 16, 2005 to stockholders of record on March 1, 2005.
      The Company has a shelf registration statement with the Securities and Exchange Commission (SEC) to issue, from time to time, up to 22.5 million shares of registered common stock in connection with future acquisitions. The Company filed with the SEC a universal shelf registration statement registering $3.0 billion in debt and equity securities effective in September 2005. At September 30, 2005, the remaining capacity to issue new debt or equity securities amounted to $3.0 billion.
      In May 2005, the Board of Directors authorized the repurchase of up to $175.6 million of the Company’s common stock, all of which was remaining at September 30, 2005. On November 17, 2005, the Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock, replacing the existing common stock repurchase authorization.
NOTE D — PROVISION FOR INCOME TAXES
      The provision for income taxes includes the following components:

	Year Ended September 30,

	2005	2004	2003

	(In millions)
Current provision:
Federal	$865.7	$561.5	$355.6
State	127.1	96.0	48.2

	992.8	657.5	403.8

Deferred benefit:
Federal	(72.8)	(45.7)	(19.6)
State	(11.9)	(4.0)	(2.0)

	(84.7)	(49.7)	(21.6)

Total provision for income taxes	$908.1	$607.8	$382.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These differences primarily relate to the following:

	As of September 30,

	2005	2004

	(In millions)
Deferred tax assets:
Capitalization of inventory costs	$123.1	$96.1
Warranty and construction defect costs	110.8	77.7
Incentive compensation plans	27.1	16.9
Other	26.1	28.5

Total deferred tax assets	287.1	219.2
Deferred tax liabilities	22.0	38.8

Net deferred tax assets	$265.1	$180.4

      The net deferred tax assets are classified in the balance sheet as homebuilding other assets.
      The difference between income tax expense and tax computed by applying the federal statutory income tax rate of 35% to income before taxes is due to the following:

	Year Ended September 30,

	2005	2004	2003

	(In millions)
Income taxes at federal statutory rate	$832.5	$554.0	$352.9
Increase (decrease) in tax resulting from:
State income taxes, net	73.3	55.5	28.5
Other	2.3	(1.7)	0.8

Provision for income taxes	$908.1	$607.8	$382.2

NOTE E — EMPLOYEE BENEFIT PLANS
      The Company has a 401(k) plan for all Company employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing are at the discretion of the Company. Expenses for the plan were $9.2 million, $7.5 million and $6.9 million in fiscal 2005, 2004 and 2003, respectively.
      The Company’s Supplemental Executive Retirement Plan (SERP) is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death, or termination of employment with the Company. Under it, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company’s liabilities related to the SERP were $8.4 million and $7.3 million at September 30, 2005 and 2004, respectively. The Company recorded $1.8 million, $1.5 million and $0.9 million of expense for this plan in fiscal 2005, 2004 and 2003, respectively.
      In June 2002, the Company established a new deferred compensation plan to a select group of employees. The participating employees designate investments for their contributions; however, the Company is not required to invest the contributions in the designated investments. The Company’s net liabilities related to the deferred compensation plan were $53.3 million and $28.0 million at September 30,

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005 and 2004, respectively. The Company records as expense the amount that the employee contributions would have earned had the funds been invested in the designated investments. The Company recorded $7.6 million, $2.2 million and $1.3 million of expense for this plan in fiscal 2005, 2004 and 2003, respectively.
      The Company’s Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of at least 85% of the fair market value of the stock on the designated dates of purchase. The price may be further discounted depending on the average fair market value of the stock during the period and certain other criteria. Under the terms of the plan, the total fair market value of the common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees of the Company purchased 95,669 shares for $1.9 million in fiscal 2005, 86,035 shares for $2.5 million in fiscal 2004 and 54,315 shares for $0.9 million in fiscal 2003.
      The Company Stock Incentive Plans provide for the granting of stock options to certain key employees of the Company to purchase shares of common stock. Options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. Options generally expire 10 years after the dates on which they were granted. Options generally vest over periods of 5 to 9.75 years. There were 1,706,629 and 612,247 shares available for future grants under the Plans at September 30, 2005 and 2004, respectively. The Company issued a three-for-two stock split on January 12, 2004 and a four-for-three stock split on March 16, 2005. The amounts in the following table have been adjusted to reflect the effects of the stock splits.
      Activity under the Company Stock Incentive Plans are:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Stock Options
Outstanding at beginning of year	16,733,401	$11.06	14,610,313	$6.71	17,572,516	$6.38
Granted	30,000	36.92	4,798,666	21.60	120,000	10.26
Exercised	(1,673,426)	5.46	(1,539,281)	4.56	(1,746,751)	3.55
Canceled	(1,124,331)	13.96	(1,136,297)	8.43	(1,335,452)	6.77

Outstanding at end of year	13,965,644	$11.55	16,733,401	$11.06	14,610,313	$6.71

Exercisable at end of year	4,438,303	$7.83	4,219,837	$5.81	3,960,341	$5.11

      Exercise prices for options outstanding at September 30, 2005, ranged from $1.94 to $36.92.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average remaining contractual lives of those options are:

	Outstanding			Exercisable

		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Remaining		Exercise	Remaining
Exercise Price Range	Options	Price	Contract Life	Options	Price	Contract Life

Less than $4.50	2,132,369	$3.37	2.8	1,063,153	$3.11	2.1
$4.50-$9.00	3,716,671	5.47	4.0	1,831,223	5.52	3.8
More than $9.00	8,116,604	16.48	7.7	1,543,927	13.80	7.3

Total	13,965,644	$11.55	6.0	4,438,303	$7.83	4.6

      The weighted average fair value of grants made in fiscal 2005, 2004 and 2003 was $18.42, $12.34 and $6.06 per share, respectively. All amounts reflect the three-for-two stock split (effected as a 50% stock dividend) of January 2004 and the four-for-three stock split (effected as a 33 1/3% dividend) of March 2005.
      The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2005	2004	2003

Risk free interest rate	4.25%	4.38%	4.05%
Expected life (in years)	6.21	7.18	6.63
Expected volatility	51.34%	57.95%	67.66%
Expected dividend yield	0.98%	1.11%	1.42%
NOTE F — FINANCIAL INSTRUMENTS
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the senior and senior subordinated notes, fair values represent quoted market prices. For the interest rate swaps, fair values represent market values as determined by the issuer of the swaps based upon the market’s current anticipation of future LIBOR rate levels. For mortgage loans held for sale, forward sales of mortgage backed securities and interest rate lock commitments, the fair values are estimated based on quoted market prices for similar financial instruments. The table below sets forth the carrying values and estimated fair values of the Company’s senior and senior subordinated notes, interest rate swaps, mortgage loans held for sale, forward sales of mortgage backed securities and interest rate lock commitments.

	September 30, 2005		September 30, 2004

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(In millions)
HOMEBUILDING:

Liabilities
Senior and Senior Subordinated Notes	$3,634.7	$3,701.7	$2,932.7	$3,192.7
Interest rate swaps	3.2	3.2	12.7	12.7
FINANCIAL SERVICES:
Assets
Mortgage loans held for sale	1,358.7	1,358.7	623.3	623.3
Forward sales of mortgage backed securities and Eurodollar futures contracts	0.7	0.7	(0.3)	(0.3)
Interest rate lock commitments	(0.4)	(0.4)	0.3	0.3
NOTE G — COMMITMENTS AND CONTINGENCIES
      The Company is involved in lawsuits and other contingencies in the ordinary course of business. Management believes that, while the outcome of such contingencies cannot be predicted with certainty, the liabilities arising from these matters will not have a material adverse effect on the Company’s financial position. However, to the extent the liability arising from the ultimate resolution of any matter exceeds management’s estimates reflected in the recorded liabilities relating to such matter, the Company could incur additional charges that could be significant.
      The Company has recorded liabilities for contingencies occurring in the ordinary course of business, including warranty and construction defect claims on closed homes, and the expected costs of the self-insured portion of general liability and workers compensation insurance claims. The Company’s estimates of such liabilities are based on the facts and circumstances of individual pending claims and historical data and trends, including but not limited to costs relative to revenues, home closings and product types, and include estimates of the costs of unreported claims related to past operations. These liability estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs. The Company’s total liabilities for such items were $329.9 million and $223.2 million at September 30, 2005 and 2004, respectively.
      In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At September 30, 2005, the Company had cash deposits of $256.7 million, promissory notes of $18.6 million, and letters of credit and surety bonds of $12.1 million to purchase land and lots with a total remaining purchase price of $5.9 billion. Only $230.8 million of the $5.9 billion in land lot option purchase contracts contain specific performance clauses which may require the Company to purchase the land or lots upon the land seller meeting certain obligations. The majority of land and lots under contract are expected to be purchased within three years.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Additionally, in the normal course of its business activities, the Company provides standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At September 30, 2005, outstanding standby letters of credit were $137.2 million and surety bonds were $1.8 billion. The Company has an additional capacity of $231.0 million for standby letters of credit under its revolving credit facility.
      The Company leases office space and equipment under non-cancelable operating leases. Minimum annual lease payments under these leases at September 30, 2005 approximate (in millions):

2006	$25.3
2007	22.7
2008	16.8
2009	12.7
2010	9.0
Thereafter	15.2

$101.7

      Rent expense approximated $50.7 million, $33.2 million and $27.7 million for fiscal 2005, 2004 and 2003, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE H — SUMMARIZED FINANCIAL INFORMATION
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
      Certain balances in the following Consolidating Balance Sheet as of September 30, 2004 and the Consolidating Statements of Income and Consolidating Statements of Cash Flows for the years ended September 30, 2004 and 2003 have been revised to conform with the fiscal 2005 presentation. These revisions primarily consist of separate reporting of investments in subsidiaries and intercompany receivables/payables in the Consolidating Balance Sheets, separate reporting of equity in income of subsidiaries and other income/expense in the Consolidating Statements of Income and the reclassification of equity in income of subsidiaries from cash flows from financing activities to cash flows from operating activities in the Consolidating Statements of Cash Flows. Such reclassifications on the Statements of Cash Flows resulted in decreases in operating cash flows and increases in financing cash flows for the D.R. Horton, Inc. column of $869.7 million and $626.9 million for the years ended September 30, 2004 and 2003, respectively.
Consolidating Balance Sheet
September 30, 2005

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(In millions)
ASSETS
Cash and cash equivalents	$726.6	$381.0	$42.2	$—	$1,149.8
Investments in subsidiaries	2,563.4	—	—	(2,563.4)	—
Inventories	2,157.4	6,113.4	216.0	—	8,486.8
Property and equipment (net)	13.8	74.8	18.6	—	107.2
Earnest money deposits and other assets	364.3	369.6	99.5	—	833.4
Mortgage loans held for sale	—	—	1,358.7	—	1,358.7
Goodwill	—	578.9	—	—	578.9
Intercompany receivables	3,969.3	—	—	(3,969.3)	—

Total Assets	$9,794.8	$7,517.7	$1,735.0	$(6,532.7)	$12,514.8

LIABILITIES & EQUITY
Accounts payable and other liabilities	$782.4	$1,194.2	$65.0	$—	$2,041.6
Intercompany payables	—	3,893.3	76.0	(3,969.3)	—
Notes payable	3,652.0	8.1	1,249.5	—	4,909.6

Total Liabilities	4,434.4	5,095.6	1,390.5	(3,969.3)	6,951.2

Minority interests	—	—	203.2	—	203.2

Total Equity	5,360.4	2,422.1	141.3	(2,563.4)	5,360.4

Total Liabilities & Equity	$9,794.8	$7,517.7	$1,735.0	$(6,532.7)	$12,514.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Balance Sheet
September 30, 2004

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(In millions)
ASSETS
Cash and cash equivalents	$338.9	$131.6	$47.5	$—	$518.0
Investments in subsidiaries	2,101.8	—	—	(2,101.8)	—
Inventories	1,487.6	4,894.4	185.4	—	6,567.4
Property and equipment (net)	16.3	58.8	16.8	—	91.9
Earnest money deposits and other assets	256.3	299.8	49.6	—	605.7
Mortgage loans held for sale	—	—	623.3	—	623.3
Goodwill	—	578.9	—	—	578.9
Intercompany receivables	3,282.7	—	—	(3,282.7)	—

Total Assets	$7,483.6	$5,963.5	$922.6	$(5,384.5)	$8,985.2

LIABILITIES & EQUITY
Accounts payable and other liabilities	$537.1	$772.3	$49.5	$—	$1,358.9
Intercompany payables	—	3,192.1	90.6	(3,282.7)	—
Notes payable	2,985.8	18.9	494.5	—	3,499.2

Total Liabilities	3,522.9	3,983.3	634.6	(3,282.7)	4,858.1

Minority interests	—	—	166.4	—	166.4

Total Equity	3,960.7	1,980.2	121.6	(2,101.8)	3,960.7

Total Liabilities & Equity	$7,483.6	$5,963.5	$922.6	$(5,384.5)	$8,985.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Year Ended September 30, 2005

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(In millions)
Homebuilding:
Revenues:
Home sales	$2,962.9	$10,369.1	$44.6	$—	$13,376.6
Land/lot sales	121.7	130.3	—	—	252.0

	3,084.6	10,499.4	44.6	—	13,628.6

Cost of sales:
Home sales	2,019.2	7,928.2	30.3	—	9,977.7
Land/lot sales	78.6	84.0	—	—	162.6

	2,097.8	8,012.2	30.3	—	10,140.3

Gross profit:
Home sales	943.7	2,440.9	14.3	—	3,398.9
Land/lot sales	43.1	46.3	—	—	89.4

	986.8	2,487.2	14.3	—	3,488.3
Selling, general and administrative expense	482.3	720.4	8.2	15.7	1,226.6
Equity in income of subsidiaries	(1,864.5)	—	—	1,864.5	—
Interest expense	4.4	—	—	—	4.4
Other (income) expense	(14.0)	(1.8)	0.1	—	(15.7)

	2,378.6	1,768.6	6.0	(1,880.2)	2,273.0

Financial services:
Revenues	—	—	235.1	—	235.1
General and administrative expense	—	—	163.3	(15.7)	147.6
Interest expense	—	—	16.8	—	16.8
Other (income)	—	—	(34.9)	—	(34.9)

	—	—	89.9	15.7	105.6

Income before income taxes	2,378.6	1,768.6	95.9	(1,864.5)	2,378.6
Provision for income taxes	908.1	675.3	36.6	(711.9)	908.1

Net income	$1,470.5	$1,093.3	$59.3	$(1,152.6)	$1,470.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Year Ended September 30, 2004

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(In millions)
Homebuilding:
Revenues:
Home sales	$1,885.2	$8,489.4	$116.5	$—	$10,491.1
Land/lot sales	14.9	152.0	—	—	166.9

	1,900.1	8,641.4	116.5	—	10,658.0

Cost of sales:
Home sales	1,376.6	6,633.8	84.3	—	8,094.7
Land/lot sales	12.0	90.6	—	—	102.6

	1,388.6	6,724.4	84.3	—	8,197.3

Gross profit:
Home sales	508.6	1,855.6	32.2	—	2,396.4
Land/lot sales	2.9	61.4	—	—	64.3

	511.5	1,917.0	32.2	—	2,460.7
Selling, general and administrative expense	342.2	594.7	10.2	11.9	959.0
Equity in income of subsidiaries	(1,411.8)	—	—	1,411.8	—
Interest expense	3.0	0.1	0.3	—	3.4
Other (income) expense	(4.8)	(12.4)	7.3	—	(9.9)

	1,582.9	1,334.6	14.4	(1,423.7)	1,508.2

Financial services:
Revenues	—	—	182.8	—	182.8
General and administrative expense	—	—	132.9	(11.9)	121.0
Interest expense	—	—	5.9	—	5.9
Other (income)	—	—	(18.8)	—	(18.8)

	—	—	62.8	11.9	74.7

Income before income taxes	1,582.9	1,334.6	77.2	(1,411.8)	1,582.9
Provision for income taxes	607.8	512.4	29.7	(542.1)	607.8

Net income	$975.1	$822.2	$47.5	$(869.7)	$975.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Year Ended September 30, 2003

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(In millions)
Homebuilding:
Revenues:
Home sales	$1,296.9	$6,833.6	$203.6	$—	$8,334.1
Land/lot sales	16.6	199.0	2.4	—	218.0

	1,313.5	7,032.6	206.0	—	8,552.1

Cost of sales:
Home sales	1,033.0	5,440.9	147.7	(0.4)	6,621.2
Land/lot sales	19.0	163.2	2.4	—	184.6

	1,052.0	5,604.1	150.1	(0.4)	6,805.8

Gross profit:
Home sales	263.9	1,392.7	55.9	0.4	1,712.9
Land/lot sales	(2.4)	35.8	—	—	33.4

	261.5	1,428.5	55.9	0.4	1,746.3
Selling, general and administrative expense	260.5	524.0	20.8	11.7	817.0
Equity in income of subsidiaries	(1,009.7)	—	—	1,009.7	—
Interest expense	3.5	(0.3)	2.0	—	5.2
Other (income) expense	(1.0)	(4.6)	14.6	0.4	9.4

	1,008.2	909.4	18.5	(1,021.4)	914.7

Financial services:
Revenues	—	—	176.0	—	176.0
General and administrative expense	—	—	110.0	(11.7)	98.3
Interest expense	—	—	7.4	—	7.4
Other (income)	—	—	(23.2)	—	(23.2)

	—	—	81.8	11.7	93.5

Income before income taxes	1,008.2	909.4	100.3	(1,009.7)	1,008.2
Provision for income taxes	382.2	344.8	38.0	(382.8)	382.2

Net income	$626.0	$564.6	$62.3	$(626.9)	$626.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows
Year Ended September 30, 2005

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	(201.8)	282.1	(701.0)	—	(620.7)

INVESTING ACTIVITIES
Net purchases of property and equipment	(5.4)	(57.7)	(5.1)	—	(68.2)

Net cash used in investing activities	(5.4)	(57.7)	(5.1)	—	(68.2)

FINANCING ACTIVITIES
Net change in notes payable	652.5	(15.2)	755.1	—	1,392.4
Net change in intercompany receivables/payables	14.1	40.2	(54.3)	—	—
Proceeds from stock associated with certain employee benefit plans	24.8	—	—	—	24.8
Cash dividends	(96.5)	—	—	—	(96.5)

Net cash provided by financing activities	594.9	25.0	700.8	—	1,320.7

Increase (decrease) in cash and cash equivalents	387.7	249.4	(5.3)	—	631.8
Cash and cash equivalents at beginning of year	338.9	131.6	47.5	—	518.0

Cash and cash equivalents at end of year	$726.6	$381.0	$42.2	$—	$1,149.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows
Year Ended September 30, 2004

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(In millions)
OPERATING ACTIVITIES
Net cash (used in) operating activities	(320.8)	(23.2)	(78.5)	—	(422.5)

INVESTING ACTIVITIES
Net purchases of property and equipment	(9.1)	(41.6)	(4.5)	—	(55.2)

Net cash used in investing activities	(9.1)	(41.6)	(4.5)	—	(55.2)

FINANCING ACTIVITIES
Net change in notes payable	404.1	(29.8)	90.0	—	464.3
Net change in intercompany receivables/payables	120.1	(92.8)	(27.3)	—	—
Proceeds from stock associated with certain employee benefit plans	15.4	—	—	—	15.4
Cash dividends	(66.9)	—	—	—	(66.9)

Net cash (used in) provided by financing activities	472.7	(122.6)	62.7	—	412.8

Increase (decrease) in cash and cash equivalents	142.8	(187.4)	(20.3)	—	(64.9)
Cash and cash equivalents at beginning of year	196.1	319.0	67.8	—	582.9

Cash and cash equivalents at end of year	$338.9	$131.6	$47.5	$—	$518.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows
Year Ended September 30, 2003

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	(75.2)	404.2	99.3	(5.0)	423.3

INVESTING ACTIVITIES
Net purchases of property and equipment	(7.1)	(25.9)	(15.6)	—	(48.6)

Net cash used in investing activities	(7.1)	(25.9)	(15.6)	—	(48.6)

FINANCING ACTIVITIES
Net change in notes payable	227.1	(17.4)	(18.4)	—	191.3
Net change in intercompany receivables/payables	138.7	(122.2)	(21.5)	5.0	—
Purchase of treasury stock	(58.9)	—	—	—	(58.9)
Proceeds from stock associated with certain employee benefit plans	11.6	—	—	—	11.6
Cash dividends	(40.1)	—	—	—	(40.1)

Net cash (used in) provided by financing activities	278.4	(139.6)	(39.9)	5.0	103.9

Increase in cash and cash equivalents	196.1	238.7	43.8	—	478.6
Cash and cash equivalents at beginning of year	—	80.3	24.0	—	104.3

Cash and cash equivalents at end of year	$196.1	$319.0	$67.8	$—	$582.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE I — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
      Quarterly results of operations are (in millions, except for per share amounts):

	Fiscal 2005
	Three Months Ended

	September 30	June 30	March 31	December 31

Revenues	$5,096.7	$3,370.2	$2,876.7	$2,520.1
Gross profit	1,263.0	878.8	719.5	627.0
Net income	563.8	371.7	294.0	241.0
Basic earnings per common share(1)	1.80	1.19	0.94	0.77
Diluted earnings per common share(1)	1.77	1.17	0.92	0.76

	Fiscal 2004
	Three Months Ended

	September 30	June 30	March 31	December 31

Revenues	$3,510.6	$2,790.4	$2,335.3	$2,204.5
Gross profit	824.5	625.8	517.1	493.3
Net income	349.6	251.3	188.6	185.6
Basic earnings per common share(1)	1.12	0.81	0.61	0.60
Diluted earnings per common share(1)	1.11	0.80	0.60	0.59

(1)	All basic and diluted share amounts presented above reflect the effects of the three-for-two stock split (effected as a 50% stock dividend) of January 12, 2004, and the four-for-three stock split (effected as a 33 1/3% stock dividend) of March 16, 2005.
      The Company experiences variability in its results of operations from quarter to quarter due to the seasonal nature of its homebuilding business. Historically, the Company has closed a greater number of homes in the third and fourth (June and September) fiscal quarters than in the first and second (December and March) fiscal quarters. As a result, revenues and net income typically have been higher in the third and fourth quarters of the fiscal year.
      Revenues from home sales in the fourth quarter of fiscal 2005 were reduced by a $92.2 million deferral of gross profit at September 30, 2005, in accordance with SFAS 66 as discussed in the Company’s revenue recognition accounting policies in Note A.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      Under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a–15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal controls over financial reporting include those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate.
      Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2005. Ernst & Young LLP, an independent registered public accounting firm, has audited this assessment of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
D.R. Horton, Inc.
      We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that D.R. Horton, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of D.R. Horton, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005 and our report dated December 7, 2005 expressed an unqualified opinion thereon.
Fort Worth, Texas
December 7, 2005

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this item is set forth under the captions “Election of Directors” at pages 4 through 12, “Meetings and Committees of the Board” at pages 33 through 35, “Section 16(a) Beneficial Ownership Reporting Compliance” at page 38, and “Requesting Documents from the Company” at page 38, of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on January 26, 2006 and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this item is set forth under the caption “Executive Compensation” at page 26 through 32 of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on January 26, 2006 and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” at pages 24 through 25 and “Approve the D.R. Horton, Inc. 2006 Stock Incentive Plan — Securities Authorized for Issuance Under Equity Compensation Plans” at page 21 of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on January 26, 2006 and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this item is set forth under the caption “Executive Compensation — Transactions with Management” at page 28 of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on January 26, 2006 and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this item is set forth under the caption “Independent Registered Public Accountants” at pages 35 through 36 of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on January 26, 2006 and incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as part of this report:
          (1).     Financial Statements:
      See Item 8 above.
          (2).     Financial Statement Schedules:
      Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable, or because the required information is shown in the consolidated financial statements or notes thereto.
          (3). and (c) Exhibits:

Exhibit
Number		Exhibit

2.1		Agreement and Plan of Merger, dated as of December 18, 1997, by and between the Registrant and Continental Homes Holding Corp. The Registrant agrees to furnish supplementally a copy of omitted schedules to the SEC upon request(1)

2.2		Agreement and Plan of Merger, dated as of October 22, 2001, as amended on November 8, 2001, by and between the Registrant and Schuler Homes, Inc. The Registrant agrees to furnish supplementally a copy of omitted schedules to the SEC upon request(2)

3.1		Amended and Restated Certificate of Incorporation, as amended(3)

3	.1(a)	Amendment to Amended and Restated Certificate of Incorporation(3.a)

3.2		Amended and Restated Bylaws(4)

4.1		See Exhibits 3.1, 3.1(a) and 3.2

4.2		Indenture, dated as of June 9, 1997, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(5)

4.3		First Supplemental Indenture, dated as of June 9, 1997, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(6)

4.4		Second Supplemental Indenture, dated as of September 30, 1997, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(7)

4.5		Third Supplemental Indenture, dated as of April 17, 1998, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(8)

4.6		Fourth Supplemental Indenture, dated as of April 20, 1998, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(9)

4.7		Fifth Supplemental Indenture, dated as of August 31, 1998, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(10)

4.8		Sixth Supplemental Indenture, dated as of February 4, 1999, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(11)

4.9		Seventh Supplemental Indenture, dated as of August 31, 1999, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(12)

4.10		Eighth Supplemental Indenture, dated as of March 21, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(13)

4.11		Ninth Supplemental Indenture, dated as of March 31, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(14)

4.12		Tenth Supplemental Indenture, dated as of June 5, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(15)

4.13		Eleventh Supplemental Indenture, dated as of May 11, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(16)

4.14		Twelfth Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(17)

4.15		Thirteenth Supplemental Indenture, dated as of August 15, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(18)

4.16		Fourteenth Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 8% Senior Notes due 2009 and the 7.875% Senior Notes due 2011(39)

4.17		Indenture, dated as of September 11, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(19)

Exhibit
Number	Exhibit

4.18	First Supplemental Indenture, dated as of September 11, 2000, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(20)

4.19	Second Supplemental Indenture, dated as of March 12, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(21)

4.20	Third Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee(22)

4.21	Fourth Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 9.75% Senior Subordinated Notes due 2010 and 9.375% Senior Subordinated Notes due 2011(40)

4.22	Indenture, dated as of June 28, 2001, among Schuler Homes, Inc., the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, relating to the 10.5% Senior Subordinated Notes due 2011(37)

4.23	First Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the guarantors named therein and U.S. Bank, N.A., as successor by merger to U.S. Bank Trust National Association, as trustee, relating to the 10.5% Senior Subordinated Notes due 2011(38)

4.24	Indenture, dated as of April 11, 2002, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to senior debt securities of the Registrant(41)

4.25	First Supplemental Indenture, dated as of April 11, 2002, among the Registrant, the guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 8.5% Senior Notes due 2012(42)

4.26	Registration Rights Agreement, dated as of April 11, 2002, among the Registrant, the guarantors named therein and Salomon Smith Barney Inc. Banc of America Securities LLC, Credit Lyonnais Securities (USA) Inc. and Fleet Securities, Inc., relating to the 8.5% Senior Notes due 2012(43)

4.27	Fifteenth Supplemental Indenture, dated December 3, 2002, by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 7.5% Senior Notes due 2007 issued by the Company(49)

4.28	Sixteenth Supplemental Indenture, dated April 17, 2003, by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 6.875% Senior Notes due 2013 issued by the Company(50)

4.29	Seventeenth Supplemental Indenture, dated June 25, 2003, by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 5.875% Senior Notes due 2013 issued by the Company(51)

4.30	Eighteenth Supplemental Indenture, dated June 13, 2004, by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 5.0% Senior Notes due 2009 issued by the Company(57)

4.31	Nineteenth Supplemental Indenture, dated July 12, 2004, by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 6.125% Senior Notes due 2014 issued by the Company(58)

4.32	Twentieth Supplemental Indenture, dated September 21, 2004, by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 5.625% Senior Notes due 2014 issued by the Company(59)

4.33	Twenty-First Supplemental Indenture, dated October 15, 2004, by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 4.875% Senior Notes due 2010 issued by the Company(60)

4.34	Twenty-Second Supplemental Indenture, dated December 15, 2004, by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 5.625% Senior Notes due 2016 of D.R. Horton, Inc.(61)

Exhibit
Number		Exhibit

4.35		Twenty-Third Supplemental Indenture, dated February 11, 2005, by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 5.25% Senior Notes due 2015 of D.R. Horton, Inc.(62)

4.36		Twenty-Fourth Supplemental Indenture, dated July 7, 2005, by and among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, as trustee, relating to the 5.375% Senior Notes due 2012 of D.R. Horton, Inc.(66)

10.1		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and schedules of substantially identical documents(23)

10.2		D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated(24)(25)

10	.2a	Amendment No. 1 to 1991 Stock Incentive Plan as amended and restated(25)(26)

10.3		Form of Non-Qualified Stock Option Agreement (Term Vesting)(25)(27)

10.4		Form of Non-Qualified Stock Option Agreement (Performance Vesting)(25)(28)

10.5		Form of Incentive Stock Option Agreement (Term Vesting)(25)(28)

10.6		Form of Incentive Stock Option Agreement (Performance Vesting)(25)(28)

10.7		Form of Restricted Stock Agreement (Term Vesting)(25)(28)

10.8		Form of Restricted Stock Agreement (Performance Vesting)(25)(28)

10.9		Form of Stock Appreciation Right Agreement (Term Vesting)(25)(28)

10.10		Form of Stock Appreciation Right Agreement (Performance Vesting)(25)(28)

10.11		Form of Stock Appreciation Right Notification (Tandem)(25)(28)

10.12		Form of Performance Share Notification(25)(28)

10.13		Form of Performance Unit Notification(25)(28)

10.14		D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 1(25)(29)

10.15		D.R. Horton, Inc. Supplemental Executive Retirement Trust No. 1(25)(29)

10.16		D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 2(25)(29)

10.17		Continental Homes Holding Corp. 1988 Stock Incentive Plan (as amended and restated June 20, 1997)(25)(30)

10.18		Restated Continental Homes Holding Corp. 1986 Stock Incentive Plan, and the First Amendment thereto dated June 17, 1987(25)(31)

10.19		Form of Stock Option Agreement pursuant to Continental’s 1986 and 1988 Stock Incentive Plans(25)(32)

10.20		The D.R. Horton, Inc. 2000 Incentive Bonus Plan(25)(33)

10.21		Form of Incentive Stock Option Agreement for replacement incentive stock options granted to former employees of Schuler Homes, Inc. pursuant to the D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated(25)(35)

10.22		Form of Non-Qualified Stock Option Agreement for replacement non-qualified stock options granted to former employees of Schuler Homes, Inc. pursuant to the D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated(25)(36)

10.23		D.R. Horton, Inc. Deferred Compensation Plan, effective as of June 15, 2002(25)(44)

10.24		Grantor Trust Agreement, dated June 21, 2002 by and between the Registrant and Wachovia Bank, National Association, as trustee(45)

10.25		Loan Agreement, dated July 9, 2002, among CH Funding LLC, Atlantic Asset Securitization Corp., Credit Lyonnais New York Branch and CH Mortgage Company I, Ltd.(46)

10.26		Omnibus Amendment, dated August 26, 2002, to Loan Agreement dated July 9, 2002, among CH Mortgage Company I, Ltd., CH Funding LLC, Atlantic Asset Securitization Corp., Credit Lyonnais New York Branch and U.S. Bank National Association(47)

Exhibit
Number	Exhibit

10.27	Second Omnibus Amendment, dated November 25, 2002, to Loan Agreement dated July 9, 2002, among CH Mortgage Company I, Ltd., CH Funding LLC, Atlantic Asset Securitization Corp., Credit Lyonnais New York Branch and U.S. Bank National Association(48)

10.28	Third Omnibus Amendment, dated April 18, 2003, among CH Funding, LLC, Atlantic Asset Securitization Corp., Credit Lyonnaise New York Branch, U.S. Bank National Association and CH Mortgage Company I Ltd.(52)

10.29	Fourth Omnibus Amendment, dated July 25, 2003 among CH Funding, LLC, Atlantic Asset Securitization Corp., Credit Lyonnaise New York Branch, U.S. Bank National Association and CH Mortgage Company I, Ltd.(53)

10.30	Fifth Omnibus Amendment, dated December 19, 2003 among CH Funding, LLC, Credit Lyonnais New York Branch, U.S. Bank National Association, Bank One, NA, Lloyds TSB Bank, PLC, Danske Bank A/ S, Cayman Islands Branch and CH Mortgage Company I, Ltd.(54)

10.31	Seventh Omnibus Amendment, dated June 29, 2005, among CH Funding, LLC, Atlantic Asset Securitization Corp., La Fayette Asset Securitization LLC, Falcon Asset Securitization Corporation, Calyon New York Branch, U.S. Bank National Association, Lloyds TSB Bank PLC, and DHI Mortgage Company, Ltd and the Lenders thereto(65)

10.32	Eighth Omnibus Amendment, dated September 26, 2005, by and among CH Funding, LLC, Atlantic Asset Securitization Corp., La Fayette Asset Securitization LLC, Falcon Asset Securitization Corporation, Calyon New York Branch, U.S. Bank National Association, Lloyds TSB Bank PLC, and DHI Mortgage Company, Ltd and the Lenders(*)

10.33	Ninth Omnibus Amendment dated, September 29, 2005, among CH Funding, LLC, Atlantic Asset Securitization Corp., La Fayette Asset Securitization LLC, Falcon Asset Securitization Corporation, Calyon New York Branch, U.S. Bank National Association, Lloyds TSB Bank PLC, and DHI Mortgage Company, Ltd and the Lenders thereto(*)

10.34	Amended and Restated Credit Agreement, dated April 9, 2004, by and among DHI Mortgage Company, Ltd. (f/k/a CH Mortgage Company, Ltd.) and U.S. Bank National Association and the Lenders thereto(56)

10.35	Second Amendment to the Amended and Restated Credit Agreement, dated April 8, 2005, by and among DHI Mortgage Company, Ltd., U.S. Bank National Association and the Lenders thereto(63)

10.36	Third Amendment to the Amended and Restated Credit Agreement, dated June 23, 2005, by and among DHI Mortgage Company, Ltd., U.S. Bank National Association and the Lenders thereto(64)

10.37	Fourth Amendment to the Amended and Restated Credit Agreement, dated September 26, 2005 by and among DHI Mortgage Company, Ltd., U.S. Bank National Association and the Lenders thereto(*)

10.38	Fifth Amendment to the Amended and Restated Credit Agreement, dated September 28, 2005, by and among DHI Mortgage Company, Ltd., U.S. Bank National Association and the Lenders thereto(*)

10.39	Sixth Amendment to the Amended and Restated Credit Agreement, dated October 28, 2005, by and among DHI Mortgage Company, Ltd., U.S. Bank National Association and the Lenders thereto(*)

10.40	Seventh Amendment to the Amended and Restated Credit Agreement, dated November 30, 2005, by and among DHI Mortgage Company, Ltd., U.S. Bank National Association and the Lenders thereto(*)

10.41	Amended and Restated Revolving Credit Agreement dated March 25, 2004, entered into by and among D.R. Horton, Inc., Lenders (as defined in such Credit Agreement) and Bank of America, N.A., as Administrative Agent and a Letter of Credit Issuer (as defined in such Credit Agreement)(55)

10.42	Form of Annual Executive Compensation Notification — Chairman and CEO(67)(25)

10.43	Executive Compensation Summary — Named Executive Officers(68)(25)

10.44	Executive Compensation Summary — Named Executive Officers (COOs)(69)(25)

Exhibit
Number	Exhibit

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges(*)

14.1	Code of Ethical Conduct for the CEO, CFO and Senior Financial Officers(**)

21.1	Subsidiaries of D.R. Horton, Inc.(*)

23.1	Consent of Ernst & Young LLP, Fort Worth, Texas(*)

31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(*)

31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(*)

32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer(*)

32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Financial Officer(*)

*	Filed herewith

**	Posted to the Company’s website at www.drhorton.com under the Corporate Governance link.

(1)	Incorporated by reference from Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-44279), filed with the SEC on January 15, 1998.

(2)	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated October 22, 2001, filed with the SEC on October 24, 2001; and Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated November 8, 2001, filed with the SEC on November 8, 2001.

(3)	Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q / A for the quarter ended December 31, 2002, dated February 18, 2003 and filed with the SEC on February 18, 2003.

(3a)	Incorporated herein by reference from Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q / A for the quarter ended December 31, 2002, dated February 18, 2003 and filed with the SEC on February 18, 2003.

(4)	Incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the SEC on February 16, 1999.

(5)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Registration Statement on Form S-3 (No. 333-27521), filed with the SEC on May 21, 1997.

(6)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Form 8-K/ A dated June 6, 1997, filed with the SEC on June 9, 1997.

(7)	Incorporated by reference from Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the SEC on December 8, 1997.

(8)	Incorporated by reference from Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with SEC on May 14, 1998.

(9)	Incorporated by reference from Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with SEC on May 14, 1998.

(10)	Incorporated by reference from Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1998, filed with the SEC on December 10, 1998.

(11)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 2, 1999, filed with the SEC on February 2, 1999.

(12)	Incorporated by reference from Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the SEC on December 10, 1999.

(13)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 17, 2000.

(14)	Incorporated by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000.

(15)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 6, 2000.

(16)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 14, 2001.

(17)	Incorporated by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2001.

(18)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 14, 2001.

(19)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 11, 2000.

(20)	Incorporated by reference from Exhibit 4.1(b) to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 11, 2000.

(21)	Incorporated by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2001.

(22)	Incorporated by reference from Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001, filed with the SEC on August 14, 2001.

(23)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the SEC on November 22, 1995 (file number 1-14122); Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the SEC on August 6, 1998; and Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the SEC on May 15, 2001.

(24)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, dated August 13, 2002 and filed with the SEC on August 13, 2002.

(25)	Management contract or compensatory plan arrangement.

(26)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, dated August 13, 2002 and filed with the SEC on August 13, 2002.

(27)	Incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 3-81856), filed with the SEC on July 22, 1994.

(28)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed with the SEC on March 29, 1993.

(29)	Incorporated by reference from the Registrant’s Transitional Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the SEC on December 28, 1993 (file number 1-14122).

(30)	Incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the SEC on August 6, 1998.

(31)	Incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the SEC on August 6, 1998.

(32)	Incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the SEC on August 6, 1998.

(33)	Incorporated by reference from Exhibit A to the Registrant’s Proxy Statement, filed with the SEC on December 10, 1999.

(34)	Reserved.

(35)	Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(36)	Incorporated herein by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(37)	Incorporated herein by reference from Exhibit 4.10 to Schuler Homes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. The SEC file number for Schuler Homes, Inc. is 0-32461.

(38)	Incorporated herein by reference from Exhibit 4.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(39)	Incorporated herein by reference from Exhibit 4.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(40)	Incorporated herein by reference from Exhibit 4.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(41)	Incorporated herein by reference from Exhibit 4.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(42)	Incorporated herein by reference from Exhibit 4.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(43)	Incorporated herein by reference from Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002 and filed with the SEC on May 15, 2002.

(44)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, dated August 13, 2002 and filed with the SEC on August 13, 2002.

(45)	Incorporated herein by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(46)	Incorporated herein by reference from Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(47)	Incorporated herein by reference from Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(48)	Incorporated herein by reference from Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2002 and filed with the SEC on December 13, 2002.

(49)	Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K dated November 22, 2002 and filed with the SEC on December 2, 2002.

(50)	Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K dated April 11, 2003 and filed with the SEC on April 17, 2003.

(51)	Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K dated June 18, 2003 and filed with the SEC on June 24, 2003.

(52)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 dated August 14, 2003 and filed with the SEC on August 14, 2003.

(53)	Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, dated August 14, 2003 and filed with the SEC on August 14, 2003.

(54)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, dated February 6, 2004 and filed with the SEC on February 6, 2004.

(55)	Incorporated herein by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated March 29, 2004 and filed with the SEC on March 30, 2004.

(56)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, dated May 7, 2004 and filed with the SEC on May 10, 2004.

(57)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 6, 2004 and filed with the SEC on January 12, 2004.

(58)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 6, 2004 and filed with the SEC on July 9, 2004.

(59)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Annual Report on Form 8-K dated September 14, 2004 and filed with the SEC on September 17, 2004.

(60)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 7, 2004 and filed with the SEC on October 14, 2004.

(61)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 8, 2004 and filed with the SEC on December 14, 2004.

(62)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 4, 2005 and filed with the SEC on February 10, 2005.

(63)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed with the SEC on May 4, 2005.

(64)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and filed with the SEC on August 9, 2005.

(65)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and filed with the SEC on August 9, 2005.

(66)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 29, 2005 and filed with the SEC on July 6, 2005.

(67)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed with the SEC on May 4, 2005.

(68)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed with the SEC on May 4, 2005.

(69)	Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and filed with the SEC on August 9, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.R. Horton, Inc.

By	/s/ Donald J. Tomnitz

Donald J. Tomnitz,
Vice Chairman, Chief Executive Officer
and President
Date: December 13, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald R. Horton Donald R. Horton	Chairman of the Board	December 13, 2005

/s/ Donald J. Tomnitz Donald J. Tomnitz	Vice Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)	December 13, 2005

/s/ Bill W. Wheat Bill W. Wheat	Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)	December 13, 2005

/s/ Bradley S. Anderson Bradley S. Anderson	Director	December 13, 2005

/s/ Michael R. Buchanan Michael R. Buchanan	Director	December 13, 2005

/s/ Richard I. Galland Richard I. Galland	Director	December 13, 2005

/s/ Michael W. Hewatt Michael W. Hewatt	Director	December 13, 2005

/s/ Francine I. Neff Francine I. Neff	Director	December 13, 2005