Form 10-Q
period 2005-12-31
HORTON D R INC /DE/
filed 2006-02-02
CIK 882184

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2005
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
Yes ☑           No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐          No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $.01 par value — 312,422,971 shares as of January 27, 2006
This report contains 36 pages.

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

		Page
PART I.	FINANCIAL INFORMATION.

ITEM 1.	Financial Statements.

	Consolidated Balance Sheets — December 31, 2005 and September 30, 2005.	3

	Consolidated Statements of Income — Three Months Ended December 31, 2005 and 2004.	4

	Consolidated Statements of Cash Flows — Three Months Ended December 31, 2005 and 2004.	5

	Notes to Consolidated Financial Statements.	6-20

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21-32

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.	33

ITEM 4.	Controls and Procedures.	34

PART II.	OTHER INFORMATION.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	34

ITEM 6.	Exhibits.	35

SIGNATURES.		36
Amended and Restated Certificate of Incorporation
Twenty-Fifth Supplemental Indenture
Fifth Supplemental Indenture
Second Supplemental Indenture
Second Supplemental Indenture
2006 Stock Incentive Plan
Computation of Ratio of Earnings to Fixed Charges
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2005
	(In millions)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$182.5	$1,111.6
Inventories:
Construction in progress and finished homes	3,564.8	3,105.9
Residential land and lots — developed and under development	6,274.5	5,174.3
Land held for development	60.9	6.2
Consolidated land inventory not owned	173.9	200.4

	10,074.1	8,486.8
Property and equipment (net)	112.9	107.2
Earnest money deposits and other assets	812.1	756.0
Goodwill	578.9	578.9

	11,760.5	11,040.5

Financial Services:
Cash and cash equivalents	42.7	38.2
Mortgage loans held for sale	907.1	1,358.7
Other assets	103.0	77.4

	1,052.8	1,474.3

	$12,813.3	$12,514.8

LIABILITIES
Homebuilding:
Accounts payable	$765.5	$820.7
Accrued expenses and other liabilities	1,123.9	1,196.9
Notes payable	4,300.0	3,660.1

	6,189.4	5,677.7

Financial Services:
Accounts payable and other liabilities	20.3	24.0
Notes payable to financial institutions	814.7	1,249.5

	835.0	1,273.5

	7,024.4	6,951.2

Minority interests	176.0	203.2

STOCKHOLDERS’ EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 400,000,000 shares authorized, 315,872,995 shares issued and 312,220,195 shares outstanding at December 31, 2005 and 315,591,668 shares issued and 312,938,868 shares outstanding at September 30, 2005	3.2	3.2
Additional capital	1,632.2	1,624.8
Retained earnings	4,073.2	3,791.3
Treasury stock, 3,652,800 shares at December 31, 2005 and 2,652,800 shares at September 30, 2005, at cost	(95.7)	(58.9)

	5,612.9	5,360.4

	$12,813.3	$12,514.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months
	Ended December 31,
	2005	2004
	(In millions, except per share data)
	(Unaudited)
Homebuilding:
Revenues:
Home sales	$2,789.1	$2,449.1
Land/lot sales	52.7	25.0

	2,841.8	2,474.1

Cost of sales:
Home sales	2,017.1	1,831.5
Land/lot sales	19.3	15.6

	2,036.4	1,847.1

Gross profit:
Home sales	772.0	617.6
Land/lot sales	33.4	9.4

	805.4	627.0

Selling, general and administrative expense	325.7	257.7
Interest expense	4.5	—
Other (income)	(4.9)	(4.9)

	480.1	374.2

Financial Services:
Revenues	61.3	46.0
General and administrative expense	47.3	32.7
Interest expense	8.2	2.4
Other (income)	(14.2)	(6.7)

	20.0	17.6

INCOME BEFORE INCOME TAXES	500.1	391.8
Provision for income taxes	190.0	150.8

NET INCOME	$310.1	$241.0

Net income per common share:
Basic	$0.99	$0.77

Diluted	$0.98	$0.76

Weighted average number of common shares outstanding:
Basic	312.9	311.3

Diluted	317.6	317.0

Cash dividends declared per common share	$0.09	$0.06

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended December 31,
	2005	2004
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES
Net income	$310.1	$241.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12.7	14.0
Amortization of debt premiums, discounts and fees	1.1	1.0
Stock option compensation expense	2.5	—
Income tax benefit from exercise of stock options	(2.8)	—
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(458.9)	(263.6)
Increase in residential land and lots – developed, under development and held for development	(1,119.6)	(578.0)
Increase in earnest money deposits and other assets	(67.4)	(40.0)
Decrease in mortgage loans held for sale	451.6	89.7
Decrease in accounts payable and other liabilities	(141.9)	(23.2)

NET CASH USED IN OPERATING ACTIVITIES	(1,012.6)	(559.1)

INVESTING ACTIVITIES
Net purchases of property and equipment	(18.4)	(14.1)

NET CASH USED IN INVESTING ACTIVITIES	(18.4)	(14.1)

FINANCING ACTIVITIES
Proceeds from notes payable	958.9	653.7
Repayment of notes payable	(795.2)	(229.0)
Purchase of treasury stock	(36.8)	—
Proceeds from stock associated with certain employee benefit plans	4.9	6.2
Income tax benefit from exercise of stock options	2.8	—
Cash dividends paid	(28.2)	(18.7)

NET CASH PROVIDED BY FINANCING ACTIVITIES	106.4	412.2

DECREASE IN CASH	(924.6)	(161.0)
Cash at beginning of period	1,149.8	518.0

Cash at end of period	$225.2	$357.0

Supplemental disclosures of noncash activities:
Notes payable issued for inventory	$35.3	$3.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2005
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries (the “Company”), as well as certain variable interest entities from which we are purchasing land or lots under option purchase contracts. All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. These statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005.
Seasonality - Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.
Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
Business - The Company is a national homebuilder that is engaged primarily in the construction and sale of single-family housing in 77 markets and 26 states in the United States. The Company designs, builds and sells single-family houses on lots developed by the Company and on finished lots which it purchases, ready for home construction. Periodically, the Company sells land and lots it has developed or bought. The Company also provides title agency and mortgage brokerage services to its homebuyers. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.
Stock Split – In February 2005, the Company’s Board of Directors declared a four-for-three stock split (effected as a 33 1/3% stock dividend), paid on March 16, 2005 to common stockholders of record on March 1, 2005. The earnings per share and cash dividends declared per share for the three months ended December 31, 2004 have been adjusted to reflect the effects of the stock split.
NOTE B — SEGMENT INFORMATION
The Company’s reportable business segments consist of homebuilding and financial services. Homebuilding is the Company’s core business, generating 98% of consolidated revenues and 96% of consolidated income before income taxes during both three-month periods ended December 31, 2005 and 2004. The homebuilding reporting segment is comprised of the aggregate of the Company’s regional homebuilding operations and generates most of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2005
NOTE C — EARNINGS PER SHARE
Basic earnings per share for the three months ended December 31, 2005 and 2004 is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding.
The following table sets forth the denominators used in the computation of basic and diluted earnings per share:

	Three Months Ended
	December 31,
	2005	2004
	(In millions)
Denominator for basic earnings per share— weighted average shares	312.9	311.3
Effect of dilutive securities:
Employee stock options	4.7	5.7

Denominator for diluted earnings per share— adjusted weighted average shares	317.6	317.0

In February 2005, the Company’s Board of Directors declared a four-for-three stock split (effected as a 33 1/3% stock dividend), paid on March 16, 2005 to common stockholders of record on March 1, 2005. The share amounts presented above reflect the effects of the four-for-three stock split.
Options to purchase 30,000 shares of common stock at $36.92 outstanding during the three months ended December 31, 2005 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive. All options outstanding during the three months ended December 31, 2004 were included in the computation of diluted earnings per share.
NOTE D — CONSOLIDATED LAND INVENTORY NOT OWNED
In the ordinary course of its homebuilding business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Under such option purchase contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of the option deposits are not refundable at the Company’s discretion. Under the requirements of Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), certain of the Company’s option purchase contracts result in the creation of a variable interest in the entity holding the land parcel under option.
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
The consolidation of these variable interest entities and other inventory obligations added $173.9 million in land inventory not owned and minority interests related to entities not owned to the Company’s balance sheet at December 31, 2005. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $20.0 million and performance letters of credit, promissory notes and surety bonds totaling $7.2 million. Creditors of these variable interest entities have no recourse against the Company.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2005
At December 31, 2005, including the deposits with the variable interest entities above, the Company had deposits amounting to $324.9 million to purchase land and lots with a total remaining purchase price of $6.2 billion. For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits, which totaled $226.3 million at December 31, 2005.
NOTE E — NOTES PAYABLE
The Company’s notes payable at their principal amounts, net of unamortized discount or premium, as applicable, consist of the following:

	December 31,	September 30,
	2005	2005
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility due 2010	$600.0	$—
7.5% senior notes due 2007	215.0	215.0
5% senior notes due 2009, net	199.6	199.6
8% senior notes due 2009, net	384.1	384.1
4.875% senior notes due 2010, net	248.7	248.7
9.75% senior subordinated notes due 2010, net	149.3	149.3
7.875% senior notes due 2011, net	198.9	198.8
9.375% senior subordinated notes due 2011, net	199.8	199.8
10.5% senior subordinated notes due 2011, net	150.0	150.2
8.5% senior notes due 2012, net	248.5	248.4
5.375% senior notes due 2012	300.0	300.0
6.875% senior notes due 2013	200.0	200.0
5.875% senior notes due 2013	100.0	100.0
6.125% senior notes due 2014, net	197.5	197.4
5.625% senior notes due 2014, net	248.2	248.1
5.25% senior notes due 2015, net	297.8	297.8
5.625% senior notes due 2016, net	297.6	297.5
Other secured	65.0	25.4

	$4,300.0	$3,660.1

Financial Services:
Mortgage warehouse facility due 2006	$419.7	$549.5
Commercial paper conduit facility due 2006	395.0	700.0

	$814.7	$1,249.5

The Company filed with the Securities and Exchange Commission a universal shelf registration statement registering $3.0 billion in debt and equity securities effective in September 2005. At December 31, 2005, the capacity to issue new debt or equity securities remained at $3.0 billion.
Homebuilding:
In December 2005, the Company entered into a $2.15 billion unsecured revolving credit facility, which includes a $1.0 billion letter of credit sub-facility. The revolving credit facility has an uncommitted $750 million accordion feature which could be used to increase the facility to $2.9 billion. The new credit facility, which matures on December 16, 2010, replaced the Company’s previous $1.21 billion credit facility. The Company’s borrowing capacity under the new facility is reduced by the amount of letters of credit outstanding. At December 31, 2005, the Company’s borrowing capacity under the facility was $1.44 billion. The facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear interest at

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2005
rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of homebuilding debt to total capitalization and its senior unsecured debt rating. The interest rate applicable to the revolving credit facility at December 31, 2005 was 5.3% per annum. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees.
The bank credit facilities and the indentures for most of the senior and senior subordinated notes contain covenants which, taken together, limit cash dividends, certain investments, stock repurchases and other restricted payments, asset dispositions, and creation of liens, and require certain levels of leverage, interest coverage and tangible net worth. At December 31, 2005, under the most restrictive covenants, cash dividend payments for the remainder of fiscal 2006 were limited to $707.1 million, and a maximum of $1.5 billion was available for all restricted payments in the future.
Financial Services:
The Company’s mortgage subsidiary has a $300 million mortgage warehouse loan facility that matures April 7, 2006. During fiscal 2005, the Company obtained additional commitments of $150 million from its lenders through the facility’s accordion provision and additional temporary commitments of $225 million from its lenders through amendments to the credit agreement, resulting in total capacity of $675 million at September 30, 2005. Through amendments to the credit agreement in October and November 2005, the commitments under the facility were adjusted to $450 million, effective from October 28, 2005 through January 15, 2006. On January 16, 2006, the total capacity returned to $300 million. On January 30, 2006, the Company obtained additional commitments of $150 million from its lenders through an amendment to the credit agreement, resulting in total capacity of $450 million through the maturity of the facility on April 7, 2006.
The mortgage warehouse facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of its homebuilding debt. Borrowings bear daily interest at the 30-day LIBOR rate plus a fixed premium. The interest rate of the mortgage warehouse line payable at December 31, 2005 was 5.2% per annum.
The Company’s mortgage subsidiary also has a $500 million commercial paper conduit facility (the CP conduit facility), that expires on June 29, 2006. A temporary increase of $200 million was obtained through amendments to the credit agreement in September 2005, resulting in a total capacity of $700 million. The temporary increase was effective through October 14, 2005, when the capacity decreased to $600 million available through November 10, 2005. Beginning on November 11, 2005, the total capacity returned to $500 million.
The CP conduit facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of its homebuilding debt. The mortgage loans assigned to secure the CP conduit facility are used as collateral for asset backed commercial paper issued by multi-seller conduits in the commercial paper market. The interest rate of the CP conduit facility at December 31, 2005 was 4.8% per annum.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2005
NOTE F — HOMEBUILDING INTEREST
The Company capitalizes homebuilding interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, charged to cost of sales and expensed directly during the three-month periods ended December 31, 2005 and 2004:

	Three Months Ended
	December 31,
	2005	2004
	(In millions)
Capitalized interest, beginning of period	$200.6	$152.7
Interest incurred — homebuilding	73.7	58.5
Interest expensed:
Directly — homebuilding	(4.5)	—
Amortized to cost of sales	(43.8)	(42.9)

Capitalized interest, end of period	$226.0	$168.3

NOTE G — WARRANTY
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
Changes in the Company’s warranty liability were as follows:

	Three Months Ended
	December 31,
	2005	2004
	(In millions)
Warranty liability, beginning of period	$121.6	$96.0
Warranties issued	14.7	12.9
Changes in liabilities for pre-existing warranties	(3.1)	(2.1)
Settlements made	(11.7)	(10.2)

Warranty liability, end of period	$121.5	$96.6

NOTE H — MORTGAGE LOANS
Mortgage Loans - Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Loans that have been closed but not committed to a third-party investor are matched with either forward sales of mortgage backed securities (FMBS) or Eurodollar Futures Contracts (EDFC) that are designated as fair value hedges. Hedged loans are either committed to third-party investors within three days of origination or pooled and committed in bulk to third-party investors typically within 30 days of origination. The notional amounts of the FMBS and the EDFC used to hedge mortgage loans held for sale can vary in relationship to the underlying loan amounts, depending on the typical movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. As of December 31, 2005, the Company had $196.6 million in loans not committed to third-party investors which were hedged with $317.5 million of FMBS and EDFC.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2005
Loan Commitments - To meet the financing needs of its customers, the Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133 and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the three months ended December 31, 2005 and 2004 was not significant, is recognized in current earnings. At December 31, 2005, the Company’s IRLCs totaled $489.9 million.
The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments, forward sales of mortgage-backed securities and the purchase of Eurodollar futures contracts. These instruments are considered non-designated derivatives and are accounted for at fair market value with gains and losses recorded in current earnings. As of December 31, 2005, the Company had approximately $91.0 million outstanding of FMBS and EDFC, and $363.7 million of best efforts whole loan delivery commitments related to its IRLCs.
NOTE I — STOCKHOLDERS’ EQUITY
During the three months ended December 31, 2005, the Board of Directors declared a quarterly cash dividend of $0.09 per common share, which was paid on October 31, 2005 to stockholders of record on October 20, 2005. A quarterly cash dividend of $0.06 per common share (split-adjusted) was declared during the three months ended December 31, 2004.
In January 2006, the Board of Directors declared a quarterly cash dividend of $0.10 per common share, payable on February 10, 2006 to stockholders of record on January 27, 2006. A quarterly cash dividend of $0.0675 per common share (split-adjusted) was declared in the comparable quarter of fiscal 2005.
At December 31, 2005, the Company had the capacity to issue new debt or equity securities amounting to $3.0 billion under its universal shelf registration statement. Also, at December 31, 2005, the Company had the capacity to issue approximately 22.5 million shares of common stock under its acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.
In November 2005, the Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock, replacing the previous common stock repurchase authorization. During the three months ended December 31, 2005, the Company repurchased 1,000,000 shares of its common stock at a total cost of $36.8 million. As of December 31, 2005, the Company had $463.2 million remaining of the Board of Directors’ authorization for repurchases of common stock.
On January 26, 2006, the Company’s shareholders approved an amendment to the Company’s charter which increased the number of authorized shares of common stock to one billion shares.
NOTE J — STOCK-BASED COMPENSATION
On October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share Based Payment,” which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to October 1, 2005, the Company accounted for stock option grants using the intrinsic value method in accordance with the Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and recognized no compensation expense for stock option grants since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.
SFAS No. 123(R) was adopted using the “modified prospective” method. Under this method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2005
expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The fair values of the options are calculated using a Black-Scholes option pricing model. Results of prior periods have not been restated. For the three months ended December 31, 2005, the Company’s compensation expense related to stock option grants was $2.5 million. At December 31, 2005, there was $59.0 million of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 7.1 years. In addition, SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash flow rather than an operating cash flow as previously reported.
SFAS No. 123(R) requires disclosure of pro forma information for periods prior to the adoption. The following table sets forth the effect on net income and earnings per share as if SFAS No. 123(R) had been applied to the three-month period ended December 31, 2004:

Three Months Ended
December 31, 2004
(In millions,
except per share data)
Net income as reported	$$241.0
Add: Stock-based employee compensation expense included in reported net income, net of tax	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(2.0)

Pro forma net income	$239.0

Reported basic earnings per share	$$0.77

Pro forma basic earnings per share	$0.77

Reported diluted earnings per share	$0.76

Pro forma diluted earnings per share	$0.75

The Company Stock Incentive Plans provide for the granting of stock options to certain key employees of the Company to purchase shares of common stock. Options are granted at exercise prices which equal the market value of the Company’s common stock at the date of grant. Options generally expire 10 years after the dates on which they were granted. Options generally vest over periods of 5 to 9.75 years. The following table provides additional information related to the Company Stock Incentive Plans:

	Three Months Ended December 31, 2005
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contract Life	Value
	Options	Price	(Years)	(In millions)
Stock Options
Outstanding at beginning of period	13,965,644	$11.55	6.0
Granted	—	—
Exercised	(281,327)	6.80
Canceled or expired	(149,386)	14.53

Outstanding at end of period	13,534,931	$11.62	5.7	$326.4

Exercisable at end of period	4,519,432	$7.64	4.4	$127.0

The total intrinsic value of options exercised during the three months ended December 31, 2005 and 2004 was $8.2 million and $11.4 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2005
A summary of the Company’s nonvested options as of and for the three-month period ended December 31, 2005 is as follows:

		Weighted
		Average
		Grant-Date
	Options	Fair Value
Nonvested at beginning of period	9,527,341	$7.52
Granted	—	—
Vested	(362,456)	2.46
Canceled or expired	(149,386)	8.31

Nonvested at end of period	9,015,499	$7.72

On January 26, 2006, the Company’s shareholders approved the D.R. Horton, Inc. 2006 Stock Incentive Plan, which replaced the Company’s 1991 Stock Incentive Plan. The aggregate number of shares available under the 2006 Stock Incentive Plan include the new authorization of 28.0 million shares, plus 1.9 million shares that remained available for awards under the 1991 Stock Incentive Plan on that date. Total shares available for awards under the 2006 Stock Incentive Plan are subject to increase by subsequent specified terminations of awards under the 1991 Stock Incentive Plan that were outstanding on January 26, 2006. For awards other than options or stock appreciation rights, availability will be reduced at the rate of 1.75 shares for each share subject to the award.
NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS
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
In December 2004, the FASB issued Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). The American Jobs Creation Act, which was signed into law in October 2004, provides a tax deduction on qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. The tax benefit resulting from the new deduction was effective beginning in the Company’s first quarter of fiscal 2006, and is reflected in the effective income tax rate of 38.0% for the three months ended December 31, 2005, reduced from 38.5% for the three months ended December 31, 2004. The Company is continuing to evaluate the impact of this law on its future financial statements and currently estimates the fiscal 2006 reduction in its federal income tax rate from fiscal 2005 will be in the range of 0.50% to 0.75% of taxable income.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2005
NOTE L — CONTINGENCIES AND COMMITMENTS
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
In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At December 31, 2005, the Company had cash deposits of $293.8 million, promissory notes of $19.0 million, and letters of credit and surety bonds of $12.1 million to purchase land and lots with a total remaining purchase price of $6.2 billion. Only $148.6 million of the $6.2 billion in land and lot option purchase contracts contain specific performance clauses which may require the Company to purchase the land or lots upon the land seller meeting certain obligations. The majority of land and lots under contract are expected to be purchased within three years.
Additionally, in the normal course of its business activities, the Company provides standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At December 31, 2005, outstanding standby letters of credit were $127.4 million and surety bonds were $2.0 billion.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2005
NOTE M — SUMMARIZED FINANCIAL INFORMATION
All of the Company’s senior and senior subordinated notes and the $2.15 billion unsecured revolving credit facility are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s direct and indirect subsidiaries (Guarantor Subsidiaries), other than financial services subsidiaries and certain other inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.
Certain balances in the following Consolidating Statement of Income and Consolidating Statement of Cash Flows for the three months ended December 31, 2004 have been revised to conform with the current presentation and the presentation in the Company’s consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005. These revisions primarily consist of separate reporting of equity in income of subsidiaries and other income/expense in the Consolidating Statement of Income and the reclassification of equity in income of subsidiaries from cash flows from financing activities to cash flows from operating activities in the Consolidating Statement of Cash Flows. Such reclassifications on the Statement of Cash Flows resulted in a decrease in operating cash flows and an increase in financing cash flows for the D.R. Horton, Inc. column of $208.8 million for the three months ended December 31, 2004.
Consolidating Balance Sheet
December 31, 2005

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$68.2	$111.6	$45.4	$—	$225.2
Investments in subsidiaries	2,765.0	—	—	(2,765.0)	—
Inventories	2,496.0	7,386.8	191.3	—	10,074.1
Property and equipment (net)	14.5	79.9	18.5	—	112.9
Earnest money deposits and other assets	427.4	358.7	129.0	—	915.1
Mortgage loans held for sale	—	—	907.1	—	907.1
Goodwill	—	578.9	—	—	578.9
Intercompany receivables	4,907.3	—	—	(4,907.3)	—

Total Assets	$10,678.4	$8,515.9	$1,291.3	$(7,672.3)	$12,813.3

LIABILITIES & EQUITY
Accounts payable and other liabilities	$782.2	$1,064.6	$62.9	$—	$1,909.7
Intercompany payables	—	4,822.4	84.9	(4,907.3)	—
Notes payable	4,283.3	16.7	814.7	—	5,114.7

Total Liabilities	5,065.5	5,903.7	962.5	(4,907.3)	7,024.4

Minority interests	—	—	176.0	—	176.0

Total Equity	5,612.9	2,612.2	152.8	(2,765.0)	5,612.9

Total Liabilities & Equity	$10,678.4	$8,515.9	$1,291.3	$(7,672.3)	$12,813.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2005
NOTE M — SUMMARIZED FINANCIAL INFORMATION — (Continued)
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2005
NOTE M — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Income
Three Months Ended December 31, 2005

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues:
Home sales	$650.1	$2,136.7	$2.3	$—	$2,789.1
Land/lot sales	38.2	14.5	—	—	52.7

	688.3	2,151.2	2.3	—	2,841.8

Cost of sales:
Home sales	427.8	1,588.1	1.2	—	2,017.1
Land/lot sales	8.1	11.2	—	—	19.3

	435.9	1,599.3	1.2	—	2,036.4

Gross profit:
Home sales	222.3	548.6	1.1	—	772.0
Land/lot sales	30.1	3.3	—	—	33.4

	252.4	551.9	1.1	—	805.4

Selling, general and administrative expense	77.0	246.6	2.1	—	325.7
Equity in income of subsidiaries	(325.9)	—	—	325.9	—
Interest expense	4.5	—	—	—	4.5
Other (income) expense	(3.3)	(1.0)	(0.6)	—	(4.9)

	500.1	306.3	(0.4)	(325.9)	480.1

Financial services:
Revenues	—	—	61.3	—	61.3
General and administrative expense	—	—	47.3	—	47.3
Interest expense	—	—	8.2	—	8.2
Other (income)	—	—	(14.2)	—	(14.2)

	—	—	20.0	—	20.0

Income before income taxes	500.1	306.3	19.6	(325.9)	500.1
Provision for income taxes	190.0	116.4	7.4	(123.8)	190.0

Net income	$310.1	$189.9	$12.2	$(202.1)	$310.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2005
NOTE M — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Income
Three Months Ended December 31, 2004

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues:
Home sales	$481.7	$1,947.1	$20.3	$—	$2,449.1
Land/lot sales	8.7	16.3	—	—	25.0

	490.4	1,963.4	20.3	—	2,474.1

Cost of sales:
Home sales	338.6	1,478.8	14.1	—	1,831.5
Land/lot sales	7.3	8.3	—	—	15.6

	345.9	1,487.1	14.1	—	1,847.1

Gross profit:
Home sales	143.1	468.3	6.2	—	617.6
Land/lot sales	1.4	8.0	—	—	9.4

	144.5	476.3	6.2	—	627.0

Selling, general and administrative expense	91.7	161.2	1.8	3.0	257.7
Equity in income of subsidiaries	(339.5)	—	—	339.5	—
Other (income) expense	0.5	(5.4)	—	—	(4.9)

	391.8	320.5	4.4	(342.5)	374.2

Financial services:
Revenues	—	—	46.0	—	46.0
General and administrative expense	—	—	35.7	(3.0)	32.7
Interest expense	—	—	2.4	—	2.4
Other (income)	—	—	(6.7)	—	(6.7)

	—	—	14.6	3.0	17.6

Income before income taxes	391.8	320.5	19.0	(339.5)	391.8
Provision for income taxes	150.8	123.4	7.3	(130.7)	150.8

Net income	$241.0	$197.1	$11.7	$(208.8)	$241.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2005
NOTE M — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Three Months Ended December 31, 2005

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	(259.1)	(1,184.2)	430.7	—	(1,012.6)

INVESTING ACTIVITIES
Net purchases of property and equipment	(3.1)	(14.5)	(0.8)	—	(18.4)

Net cash used in investing activities	(3.1)	(14.5)	(0.8)	—	(18.4)

FINANCING ACTIVITIES
Net change in notes payable	598.8	(0.2)	(434.9)	—	163.7
Net change in intercompany receivables/payables	(937.7)	929.5	8.2	—	—
Purchase of treasury stock	(36.8)	—	—	—	(36.8)
Proceeds from stock associated with certain employee benefit plans	4.9	—	—	—	4.9
Income tax benefit from exercise of stock options	2.8	—	—	—	2.8
Cash dividends paid	(28.2)	—	—	—	(28.2)

Net cash (used in) provided by financing activities	(396.2)	929.3	(426.7)	—	106.4

(Decrease) increase in cash and cash equivalents	(658.4)	(269.4)	3.2	—	(924.6)
Cash and cash equivalents at beginning of period	726.6	381.0	42.2	—	1,149.8

Cash and cash equivalents at end of period	$68.2	$111.6	$45.4	$—	$225.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2005
NOTE M — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Three Months Ended December 31, 2004

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	(258.0)	(397.7)	96.6	—	(559.1)

INVESTING ACTIVITIES
Net purchases of property and equipment	(0.7)	(13.0)	(0.4)	—	(14.1)

Net cash used in investing activities	(0.7)	(13.0)	(0.4)	—	(14.1)

FINANCING ACTIVITIES
Net change in notes payable	518.0	(0.6)	(92.7)	—	424.7
Net change in intercompany receivables/payables	(332.8)	330.2	2.6	—	—
Proceeds from stock associated with certain employee benefit plans	6.2	—	—	—	6.2
Cash dividends paid	(18.7)	—	—	—	(18.7)

Net cash provided by (used in) financing activities	172.7	329.6	(90.1)	—	412.2

(Decrease) increase in cash and cash equivalents	(86.0)	(81.1)	6.1	—	(161.0)
Cash and cash equivalents at beginning of period	338.9	131.6	47.5	—	518.0

Cash and cash equivalents at end of period	$252.9	$50.5	$53.6	$—	$357.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We are the largest homebuilding company in the United States based on domestic homes closed in 2005. We construct and sell single-family homes in metropolitan areas in 26 states and 77 markets primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $90,000 to $900,000. Approximately 84% of home sales revenues were generated from the sale of single-family detached homes for the three months ended December 31, 2005 and 2004. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs.
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
Our operating strategy in fiscal 2006 remains focused on taking advantage of opportunities to grow our homebuilding business profitability through capturing greater market share, while continuing to maintain a strong balance sheet. We plan to execute our growth strategy primarily by investing our available capital in our existing homebuilding markets through our capital allocation process and entering new markets, mainly through the opening of satellite operations in smaller markets near our existing operating divisions, as opportunities are available. We will also continue to evaluate homebuilding acquisition opportunities as they arise.

We conduct our homebuilding operations in all of the geographic regions, states and markets listed below, and we conduct our mortgage and title operations in many of these markets as indicated below. New markets entered in the first quarter of fiscal 2006 are denoted by an asterisk (*).

Mortgage (M)
State	Region/Market	Title (T)
Mid-Atlantic Region
Delaware	Delaware Valley	M,T
Maryland	Baltimore	M,T
	Suburban Washington D.C.	M,T
New Jersey	New Jersey	M,T
New York	Sullivan County *
North Carolina	Brunswick County
	Charlotte	M
	Greensboro/Winston-Salem	M
	Raleigh/Durham	M
Pennsylvania	Philadelphia
	Lancaster	M
South Carolina	Charleston	M
	Columbia	M
	Greenville	M
	Hilton Head	M
	Myrtle Beach	M
Virginia	Northern Virginia	M,T

Midwest Region
Illinois	Chicago	M
Minnesota	Minneapolis/St. Paul	M,T
Wisconsin	Kenosha

Southeast Region
Alabama	Birmingham	M
	Huntsville	M
Georgia	Atlanta	M,T
Macon
	Savannah	M
Florida	Daytona Beach	M
	Fort Myers/Naples	M,T
	Jacksonville	M,T
	Melbourne	M,T
	Miami/West Palm Beach	M,T
	Orlando	M,T
Pensacola *
	Tampa	M,T
Louisiana	Baton Rouge

Mortgage (M)
State	Region/Market	Title (T)
Southwest Region
Arizona	Casa Grande	M,T
	Phoenix	M,T
	Tucson	M
New Mexico	Albuquerque	M
	Las Cruces	M
Oklahoma	Oklahoma City	M
Texas	Austin	M,T
	Dallas	M,T
	Fort Worth	M,T
	Houston	M,T
	Killeen/Temple	M,T
	Laredo	M,T
	Rio Grande Valley	M,T
	San Antonio	M,T
	Waco	M,T

West Region
California	Bakersfield/Lancaster/Palmdale	M
	Fresno/Modesto	M
Imperial Valley *
	Los Angeles County	M
	Oakland/North Bay	M
	Orange County	M
	Riverside/San Bernardino	M
	Sacramento	M
	San Diego County	M
	San Francisco	M
	San Jose/Pleasanton/East Bay	M
	Ventura County	M
Colorado	Colorado Springs	M
	Denver	M
	Ft. Collins	M
Hawaii	Hawaii	M
	Maui	M
	Oahu	M
Nevada	Las Vegas	M,T
	Reno	M
Oregon	Albany	M
	Bend	M
	Eugene	M
	Portland	M
Utah	Salt Lake City	M
Washington	Olympia	M
	Seattle/Tacoma	M
	Vancouver	M

We experienced increases in revenues and earnings during the three months ended December 31, 2005 (the first quarter of fiscal 2006), as compared to the same period of fiscal 2005, driven by the continued growth of our homebuilding operations and by improvements in homebuilding profit margins. Key financial highlights as of and for the three months ended December 31, 2005 were as follows:
•	Net sales orders increased 19% to $3.2 billion

•	Sales order backlog increased 30% to $6.2 billion

•	Consolidated revenue increased 15% to $2.9 billion

•	Homebuilding operating margin (homebuilding income before income taxes divided by total homebuilding revenues) improved 180 basis points to 16.9%

•	Net income increased 29% to $310.1 million

•	Diluted earnings per share increased 29% to $0.98 per share

RESULTS OF OPERATIONS — HOMEBUILDING
The following tables set forth key operating and financial data for our homebuilding operations by geographic region as of and for the three months ended December 31, 2005 and 2004:

	NET SALES ORDERS
	Three Months Ended December 31,
	Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2005	2004	Change	2005	2004	Change	2005	2004	Change
Mid-Atlantic	1,111	1,037	7%	$289.5	$276.9	5%	$260,600	$267,000	(2)%
Midwest	558	429	30%	156.4	124.8	25%	280,300	290,900	(4)%
Southeast	1,820	1,759	3%	479.5	410.6	17%	263,500	233,400	13%
Southwest	4,783	3,938	21%	1,014.3	738.8	37%	212,100	187,600	13%
West	3,191	2,738	17%	1,227.1	1,104.6	11%	384,600	403,400	(5)%

	11,463	9,901	16%	$3,166.8	$2,655.7	19%	$276,300	$268,200	3%

	SALES ORDER BACKLOG
	As of December 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
			%			%			%
	2005	2004	Change	2005	2004	Change	2005	2004	Change
Mid-Atlantic	2,669	1,944	37%	$776.6	$560.5	39%	$291,000	$288,300	1%
Midwest	1,410	871	62%	422.0	283.1	49%	299,300	325,000	(8)%
Southeast	3,375	3,352	1%	995.7	802.9	24%	295,000	239,500	23%
Southwest	8,367	6,466	29%	1,933.7	1,229.1	57%	231,100	190,100	22%
West	4,995	4,772	5%	2,085.0	1,899.6	10%	417,400	398,100	5%

	20,816	17,405	20%	$6,213.0	$4,775.2	30%	$298,500	$274,400	9%

	HOMES CLOSED
	Three Months Ended December 31,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2005	2004	Change	2005	2004	Change	2005	2004	Change
Mid-Atlantic	958	833	15%	$260.7	$208.6	25%	$272,100	$250,400	9%
Midwest	509	419	21%	136.7	111.5	23%	268,600	266,100	1%
Southeast	1,581	1,394	13%	392.2	306.2	28%	248,100	219,700	13%
Southwest	3,689	4,104	(10)%	745.5	705.0	6%	202,100	171,800	18%
West	3,154	2,930	8%	1,254.0	1,117.8	12%	397,600	381,500	4%

	9,891	9,680	2%	$2,789.1	$2,449.1	14%	$282,000	$253,000	11%

HOMEBUILDING OPERATING MARGIN ANALYSIS

	Percentages of
	Related Revenues
	Three Months Ended
	December 31,
	2005	2004
Gross profit — Home sales	27.7%	25.2%
Gross profit — Land/lot sales	63.4%	37.6%
Gross profit — Total homebuilding	28.3%	25.3%
Selling, general and administrative expense	11.5%	10.4%
Interest and other (income) expense	—%	(0.2)%
Income before income taxes	16.9%	15.1%

Net Sales Orders and Backlog
Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations. The value of net sales orders increased 19%, to $3,166.8 million (11,463 homes) for the three months ended December 31, 2005, from $2,655.7 million (9,901 homes) for the same period of 2004. The number and value of net sales orders during the three-month period increased in each of our five market regions, reflecting the successful execution of our organic growth strategies and the generally solid demand for our homes. The largest percentage increases in the value of net sales orders during the three-month period occurred in our Southwest and Midwest regions, which achieved increases of 37% and 25%, respectively. The increase in the value of net sales orders in our Southwest region was due to particularly strong sales performances from our operating divisions in Arizona, New Mexico and Texas. The increase in the value of net sales orders in our Midwest region, which also generated our largest percentage increase in the number of net sales orders of 30%, was due to strong sales increases from our Chicago division.
The average price of a net sales order in the three months ended December 31, 2005 was $276,300, up 3% from the $268,200 average in the comparable period of 2004. The overall increase in the average price of a net sales order was due to increases of 13% in both our Southeast and Southwest regions. Our other three regions experienced slight decreases in average net sales order prices, reflecting our efforts to continually adjust our product and geographic mix and pricing within many of our homebuilding markets to ensure that our core product offerings remain affordable for our target customer base, typically first-time and move-up homebuyers. In the West region, home price appreciation in many California markets more than offset the impact of our product affordability strategies during fiscal 2005, resulting in an increase in the average sales order price in the region. During the three months ended December 31, 2005, home price appreciation moderated in several of these California markets, which contributed to the decline in the West region average sales order price during the quarter.
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
At December 31, 2005, the value of our backlog of sales orders was $6,213.0 million (20,816 homes), up 30% from $4,775.2 million (17,405 homes) at December 31, 2004. The average sales price of homes in backlog was $298,500 at December 31, 2005, up 9% from the $274,400 average at December 31, 2004. All regions produced double-digit percentage increases in the value of sales order backlog, led by increases of 57% in our Southwest region and 49% in our Midwest region, as a result of particularly strong sales in both regions.
Home Sales Revenue and Gross Profit
Revenues from home sales increased 14%, to $2,789.1 million (9,891 homes closed) for the three months ended December 31, 2005, from $2,449.1 million (9,680 homes closed) for the comparable period of 2004. The average selling price of homes we closed during the three months ended December 31, 2005 was $282,000, up 11% from $253,000 for the same period in 2004. Revenues from home sales increased in all five of our market regions, due to our continued execution of our organic growth strategies in most of our markets and our ability to increase prices in the markets where demand for our homes is strongest. The number of homes closed increased 2%, with increases in four of our five market regions. Only the Southwest region experienced a decline in home closings during the quarter, due primarily to the extraordinarily strong volume of home closings in several markets in Texas and Arizona during the fourth quarter of fiscal 2005, which depleted the number of homes available for closing during the three months ended December 31, 2005.
Gross profit from home sales increased by 25%, to $772.0 million for the three months ended December 31, 2005, from $617.6 million for the comparable period of 2004. Gross profit from home sales as a percentage of home sales revenues increased 250 basis points, to 27.7% for the three months ended December 31, 2005, from 25.2% for the comparable period of 2004. The improvement in gross profit from home sales as a percentage of revenue for the three-month period was attributable to our ability to increase home prices in many of our markets, our ongoing efforts to control and reduce construction costs through our local, regional and national purchasing programs, our ongoing efforts to re-allocate capital to our more profitable markets and a decrease in capitalized interest amortized to cost of sales as a percentage of revenues. Additionally, our home sales revenues and gross profit in the three-month period ended December 31, 2005 benefited from the recognition of $14.9 million which had been previously deferred in accordance with Statement of Financial Accounting Standards (SFAS) No. 66. Our goal is to increase our gross profits as a percentage of revenue in fiscal 2006 as compared to fiscal 2005; however, we expect that our gross profit percentage changes will vary from quarter to quarter in fiscal 2006. Our gross profit percentage may not increase as significantly in future quarters as we experienced in the first quarter of fiscal 2006, and it is possible that our gross profit percentage in a future quarter may decline as compared to the same quarter in the prior year or as compared to the first quarter of fiscal 2006. Our gross profit percentages in the third and fourth quarters of fiscal 2006 will be determined to a significant extent by our net sales orders during our second and third quarters of fiscal 2006.
Land Sales Revenue and Gross Profit
Land sales revenues increased 111%, to $52.7 million for the three months ended December 31, 2005, from $25.0 million for the three months ended December 31, 2004. The gross profit percentage from land sales increased to 63.4% for the three months ended December 31, 2005, from 37.6% in the comparable period of the prior year. The fluctuations in revenues and gross profit percentages from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers. Our land sales during the three-month period ended December 31, 2005 were primarily commercially zoned properties adjacent to our homebuilding projects in various markets. When we have the opportunity or need to sell land or lots, the resulting land sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales can fluctuate significantly from period to period.
Selling, General and Administrative Expense
Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 26%, to $325.7 million in the three months ended December 31, 2005, from the comparable period of 2004. As a percentage of homebuilding revenues, SG&A expenses increased 110 basis points, to 11.5% for the three months ended December 31, 2005, from 10.4% in the comparable period of 2004. Our homebuilding SG&A expense as a percentage of revenues can vary significantly between quarters, depending largely on the relative fluctuations in quarterly revenue levels. Our homebuilding SG&A expense is typically at its highest percentage of revenues in the first fiscal quarter. Throughout fiscal 2005 and the first quarter of fiscal 2006, we increased the infrastructure of our homebuilding operations to support the delivery of over 51,000 homes in fiscal 2005, a 17% increase over the previous year, and in anticipation of further planned growth in home closings in fiscal 2006. Much of our fiscal 2006 growth in home closings is planned to occur during the second half of fiscal 2006. As home closings increased only 2% during the quarter ended December 31, 2005, our SG&A expenses as a percentage of revenues increased during the quarter. We expect our SG&A expense ratio to decline later in fiscal 2006 from our first quarter levels.
Interest Expense
Interest incurred related to homebuilding debt increased by 26%, to $73.7 million in the three months ended December 31, 2005, from $58.5 million in the comparable period of 2004, which primarily resulted from a 21% increase in our average daily homebuilding debt from the prior year period. Interest incurred increased at a faster rate than our debt due to increases over the past year in the London Interbank Offered Rate (LIBOR), which is the basis of our interest rate on our revolving credit facility.
We capitalize interest costs only to inventory under construction or development. During both years, our inventory under construction or development exceeded our interest-bearing debt; therefore, we capitalized virtually all interest from homebuilding debt. Interest amortized to cost of sales was 2.2% of total cost of sales in the three months ended December 31, 2005, compared to 2.3% in the same period of 2004.

Other Income
Other income, net of other expenses, associated with homebuilding activities was $4.9 million in both of the three-month periods ended December 31, 2005 and 2004. The major components of other income in both periods were interest income and increases in the fair values of our interest rate swaps.
RESULTS OF OPERATIONS — FINANCIAL SERVICES
The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three months ended December 31, 2005 and 2004:

	Three Months Ended December 31,
	2005	2004	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	6,346	5,982	6%
Number of homes closed by D.R. Horton	9,891	9,680	2%
Mortgage capture rate	64%	62%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	8,798	7,633	15%
Total number of loans originated or brokered by DHI Mortgage	9,476	8,281	14%
Captive business percentage	93%	92%
Loans sold by DHI Mortgage to third parties	10,815	7,261	49%

	Three Months Ended December 31,
	2005	2004	% Change
	(In millions)
Loan origination fees	$11.4	$7.8	46%
Sale of servicing rights and gains from sale of mortgages	31.9	23.5	36%
Other revenues	7.4	5.9	25%

Total mortgage banking revenues	50.7	37.2	36%
Title policy premiums, net	10.6	8.8	20%

Total revenues	61.3	46.0	33%
General and administrative expenses	47.3	32.7	45%
Interest expense	8.2	2.4	242%
Other (income)	(14.2)	(6.7)	112%

Income before income taxes	$20.0	$17.6	14%

FINANCIAL SERVICES OPERATING MARGIN ANALYSIS

	Percentages of
	Financial Services Revenues
	Three Months Ended
	December 31,
	2005	2004
General and administrative expense	77.2%	71.1%
Interest expense	13.4%	5.2%
Other (income)	(23.2)%	(14.6)%
Income before income taxes	32.6%	38.3%
Mortgage Loan Activity
The volume of loans originated and brokered by our mortgage operations is directly related to the number and value of homes closed by our homebuilding operations. Total first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 6% in the three months ended December 31, 2005, from the comparable period of 2004. This increase was greater than the 2% increase in the number of homes closed because our mortgage capture rate

(the percentage of total home closings from our own homebuyers for which DHI Mortgage handled the financing) increased to 64% in the three months ended December 31, 2005, from 62% in the comparable prior year period.
Home closings from our own homebuyers constituted 93% of DHI Mortgage loan originations in the three months ended December 31, 2005, compared to 92% in the comparable period of 2004, reflecting DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations.
The number of loans sold to third-party investors increased 49% in the three months ended December 31, 2005 from the comparable period of 2004. This increase was primarily attributable to the high volume of mortgage loans held at September 30, 2005, most of which were sold in the three-month period ended December 31, 2005 and were the result of our homebuilding operations’ significant increase in home closings during the fourth quarter of fiscal 2005, compared to the same period of fiscal 2004.
Financial Services Revenues and Expenses
Revenues from the financial services segment increased 33% to $61.3 million in the three months ended December 31, 2005, from the comparable period of 2004. The increase in financial services revenues was primarily due to increases in the number of mortgage loans originated and sold, while the average mortgage revenues earned per loan sold remained relatively constant. The majority of the revenues associated with our mortgage operations are recognized when the mortgage loans and related servicing rights are sold to third-party investors.
General and administrative expenses associated with financial services increased 45% to $47.3 million in the three months ended December 31, 2005, from the comparable period of 2004. As a percentage of financial services revenues, general and administrative expenses was 77.2%, an increase of 610 basis points over the comparable period of 2004. The increase in general and administrative expense as a percentage of financial services revenue was due primarily to our efforts to ensure that our financial services infrastructure will support our planned growth in our homebuilding business, much of which is planned to occur during the second half of fiscal 2006.
RESULTS OF OPERATIONS — CONSOLIDATED
Income Before Income Taxes
Income before income taxes for the three months ended December 31, 2005, increased 28% from the comparable period of 2004, to $500.1 million. As a percentage of revenues, income before income taxes for the three months ended December 31, 2005 was 17.2%, an increase of 170 basis points from the comparable period of 2004. The primary factor contributing to these improvements was a 180 basis point increase in the homebuilding segment’s pre-tax operating margin, which was slightly offset by a decrease in the pre-tax operating margin of our financial services segment.
Provision for Income Taxes
The consolidated provision for income taxes for the three months ended December 31, 2005, increased 26% from the comparable period of 2004, to $190.0 million, due to the corresponding increase in income before income taxes. The effective income tax rate for the three months ended December 31, 2005 decreased to 38.0%, from 38.5% for the comparable period of 2004, due to the expected tax benefits of the American Jobs Creation Act of 2004, which became effective in our first quarter of fiscal 2006.
CAPITAL RESOURCES AND LIQUIDITY
We fund our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt securities. As we utilize our capital resources and liquidity to fund the growth of our operations, we have focused on maintaining strong balance sheet leverage ratios.
At December 31, 2005, our ratio of net homebuilding debt to total capital was 42.3%, increasing from 32.2% at September 30, 2005, and decreasing from 43.4% at December 31, 2004. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash divided by total capital (homebuilding notes payable net of cash plus stockholders’ equity). The increase in our ratio of net homebuilding debt to total capital at December 31, 2005 as compared with the ratio at September 30, 2005 was due to the decrease in cash and the increase in borrowings associated with funding our planned first quarter increase in inventory, and was partially offset by the increase in retained earnings. The 42.3% net homebuilding debt to total capital ratio at December 31, 2005 is in line with our targeted fiscal year-end operating leverage level of less than 45%.
We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because the business is separately capitalized, its debt is substantially collateralized and our financial services debt is not guaranteed by our parent company or any of our homebuilding entities. We include cash because of its capital function. For comparison, at December 31, 2005 and 2004, our ratios of homebuilding debt to total capital were 43.4% and 45.7%, respectively. At September 30, 2005, our ratio of homebuilding debt to total capital was 40.6%.
We believe that we will be able to continue to fund our homebuilding and financial services operations and our future cash needs (including debt maturities) through a combination of our existing cash resources, cash flows from operations, our existing or renewed credit facilities and the issuance of new debt securities through the public capital markets.
Homebuilding Capital Resources
Cash — At December 31, 2005, our available homebuilding cash and cash equivalents amounted to $182.5 million.
Bank Credit Facility – We have a $2.15 billion unsecured revolving credit facility, which includes a $1.0 billion letter of credit sub-facility, that matures on December 16, 2010. The revolving credit facility has an uncommitted $750 million accordion provision which could be used to increase the facility to $2.9 billion. The facility is guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries. We borrow funds through the revolving credit facility throughout the year to fund working capital requirements, and we repay such borrowings with cash generated from our operations and from the issuance of public debt securities.
We had $600.0 million in cash borrowings outstanding on our homebuilding revolving credit facility at December 31, 2005 and no outstanding borrowings on the facility at December 31, 2004. Under the debt covenants associated with our revolving credit facility, when we have fewer than two investment grade senior unsecured debt ratings from Moody’s Investors Service, Fitch Ratings and Standard and Poor’s Corporation, our additional homebuilding borrowing capacity under the facility is limited to the lesser of the unused portion of the facility, $1.44 billion at December 31, 2005, or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on our revolving credit facility may not exceed certain percentages of the various categories of our unencumbered inventory. Beginning November 7, 2005, we had the two required investment grade debt ratings, so the borrowing base limitation is not currently in effect. At December 31, 2005, we were in compliance with all of the covenants, limitations and restrictions that form a part of our public debt obligations and our bank revolving credit facility.
Redeemable Public Unsecured Debt – Our 9.375% senior subordinated notes due 2011 become redeemable on March 15, 2006 at their principal amount of $200 million plus a 4.688% premium. Our 10.5% senior subordinated notes due 2011 become redeemable on July 15, 2006 at their principal amount of $144.8 million plus a 5.25% premium. We are currently evaluating whether to redeem these notes during fiscal 2006, as well as our capital resource requirements if we choose to redeem these notes.
Shelf Registration Statements — At December 31, 2005, we had the capacity to issue new debt or equity securities amounting to $3.0 billion under our universal shelf registration statement. Also, at December 31, 2005, we had the capacity to issue approximately 22.5 million shares of common stock under our acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.

Financial Services Capital Resources
Cash — At December 31, 2005, we had available financial services cash and cash equivalents of $42.7 million.
Mortgage Warehouse Loan Facility – Our wholly-owned mortgage company has a $300 million mortgage warehouse loan facility that matures April 7, 2006. During fiscal 2005, we obtained additional commitments of $150 million from our lenders through the facility’s accordion provision and additional temporary commitments of $225 million from our lenders through amendments to the credit agreement, resulting in total capacity of $675 million at September 30, 2005. Through amendments to the credit agreement in October and November 2005, the commitments under the facility were adjusted to $450 million, effective from October 28, 2005 through January 15, 2006. On January 16, 2006, the total capacity returned to $300 million. On January 30, 2006, we obtained additional commitments of $150 million from our lenders through an amendment to the credit agreement, resulting in total capacity of $450 million through the maturity of the facility on April 7, 2006. At December 31, 2005, we had borrowings of $419.7 million outstanding under the mortgage warehouse facility.
Our borrowing capacity under this facility is limited to the lesser of the unused portion of the facility or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the amount drawn on our mortgage warehouse facility may not exceed 98% of all eligible mortgage loans held for sale and made available to the lenders to secure any borrowings under the facility. We are planning to renew and extend this mortgage warehouse loan facility with a group of financial institutions prior to its maturity, at a size and with terms similar to the current facility.
Commercial Paper Conduit Facility – Our wholly-owned mortgage company also has a $500 million commercial paper conduit facility (the “CP conduit facility”), which expires on June 29, 2006. A temporary increase of $200 million was obtained through amendments to the credit agreement in September 2005, resulting in a total capacity of $700 million effective through October 14, 2005, when the capacity decreased to $600 million available through November 10, 2005. Beginning on November 11, 2005, the total capacity returned to $500 million. At December 31, 2005, we had borrowings of $395.0 million outstanding under the CP conduit facility. We are evaluating our mortgage subsidiary’s financing needs, and we are planning to renew and extend the CP conduit facility prior to its maturity or ensure sufficient borrowing capacity from other potential debt capital sources.
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
The mortgage warehouse loan facility and the CP conduit facility are not guaranteed by either our parent company or any of the subsidiaries that guarantee our homebuilding debt. Borrowings under both facilities are secured by certain mortgage loans held for sale. The mortgage loans assigned to secure the CP conduit facility are used as collateral for asset backed commercial paper issued by multi-seller conduits in the commercial paper market. At December 31, 2005, our total mortgage loans held for sale were $907.1 million. All mortgage company activities are financed with the mortgage warehouse facility, the CP conduit facility or internally generated funds. Both of our financial services credit facilities contain financial covenants as to our mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required net income. Our mortgage subsidiary is in compliance with each of these covenants.
Operating Cash Flow Activities
For the three months ended December 31, 2005, we used $1.0 billion of cash in our operating activities, as compared to $559.1 million of cash used in such activities during the comparable period of the prior year. The increase in cash used in operating activities was due to our decision to fund inventory growth with $1.6 billion to support our planned growth in home closings volume in the remainder of fiscal 2006 and future years.

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
Investing Cash Flow Activities
For the three months ended December 31, 2005 and 2004, cash used in investing activities represented net purchases of property and equipment, primarily model home furniture and office equipment. Such purchases are not significant relative to our total assets or cash flows and typically do not vary significantly from period to period.
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
During the three months ended December 31, 2005, our Board of Directors declared a quarterly cash dividend of $0.09 per common share, which was paid on October 31, 2005 to stockholders of record on October 20, 2005. A quarterly cash dividend of $0.06 per common share (split-adjusted) was declared during the three months ended December 31, 2004.
In January 2006, our Board of Directors declared a quarterly cash dividend of $0.10 per common share, payable on February 10, 2006 to stockholders of record on January 27, 2006. A quarterly cash dividend of $0.0675 per common share (split-adjusted) was declared in the comparable quarter of fiscal 2005.
Changes in Capital Structure
In November 2005, our Board of Directors authorized the repurchase of up to $500 million of our common stock and up to $200 million of outstanding debt securities, replacing the previous common stock and debt securities repurchase authorizations. During the three months ended December 31, 2005, we repurchased 1,000,000 shares of our common stock at a total cost of $36.8 million. As of December 31, 2005, we had $463.2 million remaining of the Board of Directors’ authorization for repurchases of common stock and $200 million remaining of the authorization for repurchases of debt securities. We continue to evaluate the amount and timing of our future capital investment alternatives, including common stock repurchases, based on market conditions and other circumstances.
On January 26, 2006, our shareholders approved an amendment to the D.R. Horton, Inc. charter which increased the number of authorized shares of common stock to one billion shares.
OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At December 31, 2005, we had $324.9 million in deposits to purchase land and lots with a total remaining purchase price of $6.2 billion. Only $148.6 million of the total remaining purchase price was subject to specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations. Pursuant to FIN 46, we consolidated certain variable interest entities and other inventory obligations with assets of $173.9 million.
In the normal course of business, we provide standby letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At December 31, 2005, outstanding standby letters of credit and performance bonds, the majority of which mature in less than one year, were $127.4 million and $2.0 billion, respectively.

LAND AND LOT POSITION AND INVENTORY
At December 31, 2005, we controlled approximately 359,000 lots, 51% of which were lots under option or similar contracts. The following is a summary of our land/lot position at December 31, 2005:

Lots owned – developed and under development	177,000
Lots controlled under lot option and similar contracts	182,000

Total land/lots controlled	359,000

Percentage controlled under option	51%

We had a total of approximately 30,000 homes under construction and in inventory at December 31, 2005, including approximately 1,700 model homes and approximately 250 unsold homes that had been completed for more than six months.
The major part of our homebuilding operations is in six states. The following are the percentages of our total owned homebuilding inventory in those states:

As of
State	December 31, 2005
Arizona	9%
California	28%
Colorado	8%
Florida	9%
Nevada	8%
Texas	12%

Total	74%

CRITICAL ACCOUNTING POLICIES
As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2005, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, the consolidation of variable interest entities, warranty and insurance claim costs, goodwill, income taxes and stock-based compensation. Since September 30, 2005, there have been no significant changes to the assumptions and estimates related to those critical accounting policies, other than those related to our accounting for stock-based compensation.
On October 1, 2005, we adopted the provisions of SFAS No. 123(R), “Share Based Payment,” which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. We calculate the fair value of stock options using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited. Prior to October 1, 2005, we accounted for stock option grants using the intrinsic value method in accordance with the Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and recognized no compensation expense for stock option grants since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

SEASONALITY
We have historically experienced variability in our results of operations from quarter to quarter due to the seasonal nature of the homebuilding business. We typically have closed a greater number of homes in our third and fourth fiscal quarters than in our first and second fiscal quarters. As a result, our revenues and net income have been higher in the third and fourth quarters of our fiscal year. In fiscal 2005, 61% of our consolidated revenues and 64% of our net income were attributable to our operations in the third and fourth fiscal quarters. We expect similar seasonal fluctuations in our results of operations to occur in fiscal 2006; however, we can make no assurances that this trend will continue in this or any future fiscal years. The operating results for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.
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
We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in our annual report on Form 10-K, which is filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk on our long term debt. We monitor our exposure to changes in interest rates and utilize both fixed and variable rate debt. For fixed rate debt, changes in interest rates generally affect the value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows. We have mitigated our exposure to changes in interest rates on our variable rate bank debt by entering into interest rate swap agreements to obtain a fixed interest rate for a portion of the variable rate borrowings. We generally do not have an obligation to prepay fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not have a significant impact on our cash flows related to our fixed-rate debt until such time as we are required to refinance, repurchase or repay such debt.
Our interest rate swaps are not designated as hedges under SFAS No. 133. We are exposed to market risk associated with changes in the fair values of the swaps, and such changes must be reflected in our income statements.
Our mortgage company is exposed to interest rate risk associated with its mortgage loan origination services. Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific investor through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party investors. We manage interest rate risk related to uncommitted IRLCs through the use of forward sales of mortgage-backed securities (FMBS) and the purchase of Eurodollar Futures Contracts (EDFC) on certain loan types. FMBS and EDFC related to IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. FMBS and EDFC related to funded, uncommitted loans are designated as fair value hedges, with changes in the value of the derivative instruments recognized in current earnings, along with changes in the value of the funded, uncommitted loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the three months ended December 31, 2005 and 2004 was not significant, is recognized in current earnings. At December 31, 2005, FMBS and EDFC to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $408.5 million. Uncommitted IRLCs, the duration of which was less than six months, totaled approximately $126.2 million, and uncommitted mortgage loans held for sale totaled approximately $196.6 million at December 31, 2005. At December 31, 2005, the fair value of the FMBS, EDFC and IRLCs was an insignificant amount.
The following table sets forth, as of December 31, 2005, for our debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table sets forth the notional amounts, weighted average interest rates and estimated fair market value of our interest rate swaps. At December 31, 2005, the fair value of the interest rate swaps was a $1.7 million liability.

	Nine Months
	Ending							Fair value
	September 30,	Fiscal Year Ending September 30,						at
	2006	2007	2008	2009	2010	Thereafter	Total	12/31/05
			($ in millions)
Debt:
Fixed rate	$29.3	$9.5	$221.9	$589.7	$400.0	$2,459.4	$3,709.8	$3,756.2
Average interest rate	8.3%	7.3%	7.6%	7.3%	6.9%	6.8%	7.0%
Variable rate	$814.7	$—	$—	$—	$—	$600.0	$1,414.7	$1,414.7
Average interest rate	5.0%	—	—	—	—	5.3%	5.1%

Interest Rate Swaps:
Variable to fixed	$200.0	$200.0	$200.0	$—	$—	$—	$—	$1.7
Average pay rate	5.1%	5.1%	5.0%	—	—	—	—
Average receive rate		90-day LIBOR

ITEM 4. CONTROLS AND PROCEDURES
The Company’s management has long recognized its responsibilities for developing, implementing and monitoring effective and efficient controls and procedures. As part of those responsibilities, as of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company may repurchase shares of its common stock from time to time pursuant to our publicly announced share repurchase program. The following table sets forth information concerning the Company’s common stock repurchases during the three months ended December 31, 2005. All share repurchases were made in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934 and pursuant to the Company’s publicly announced program. The Company did not make any common stock repurchases during October or November, 2005.

			(c)	(d)
			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that may
	(a)		Part of Publicly	yet be Purchased
	Total Number of	(b)	Announced	Under the Plans
	Shares	Average Price	Plans or	or Programs (1)
	Purchased	Paid per Share	Programs	(In millions)
December 1, 2005 through December 31, 2005	1,000,000	$36.81	1,000,000	$463.2

Total	1,000,000	$36.81	1,000,000	$463.2

(1)	On November 29, 2005, the Company publicly announced that our Board of Directors approved increasing our common stock repurchase authorization to up to $500 million. The increased repurchase authorization replaced the Company’s previous repurchase authorization. The new repurchase authorization will expire on November 30, 2006, unless renewed by the Board of Directors prior to such expiration. At December 31, 2005, we had approximately $463.2 million remaining on our $500 million common stock repurchase authorization.

ITEM 6. EXHIBITS
(a) Exhibits.

3.1*	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992.

3.2	Amended and Restated Bylaws of the Company are incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the Commission on February 16, 1999.

4.1*	Twenty-Fifth Supplemental Indenture, dated as of January 23, 2006, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee.

4.2*	Fifth Supplemental Indenture, dated as of January 23, 2006, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee.

4.3*	Second Supplemental Indenture, dated as of January 23, 2006, among the Company, the guarantors named therein and U.S. Bank National Association.

4.4*	Second Supplemental Indenture, dated as of January 23, 2006, to the Indenture, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee.

10.1	Sixth Amendment to Amended and Restated Credit Agreement between DHI Mortgage Company, Ltd. and U.S. Bank National Association dated October 28, 2005. (1)

10.2	Seventh Amendment to Amended and Restated Credit Agreement between DHI Mortgage Company, Ltd. and U.S. Bank National Association dated November 30, 2005. (2)

10.3	Revolving Credit Agreement by and among D.R. Horton, Inc., Wachovia Bank, National Association, as administrative agent, and the Lenders named in the Revolving Credit Agreement dated December 16, 2005. (3)

10.4	Executive Compensation Summary – Named Executive Officers. (4)

10.5	Director Compensation Summary – Directors. (5)

10.6*†	D.R. Horton, Inc. 2006 Stock Incentive Plan, effective January 26, 2006.

10.7	Eighth Amendment to the Amended and Restated Credit Agreement dated January 30, 2006, by and among DHI Mortgage Company, Ltd., U.S. Bank National Association and the Lenders thereto. (6)

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, is filed herewith.

31.2*	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.1*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer, is filed herewith.

32.2*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer, is filed herewith.

*	Filed herewith.

†	Management compensatory plan.

(1)	Incorporated by reference from Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the annual period ended September 30, 2005 and filed with the SEC on December 14, 2005.

(2)	Incorporated by reference from Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the annual period ended September 30, 2005 and filed with the SEC on December 14, 2005.

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2005 and filed with the SEC on December 21, 2005.

(4)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 17, 2005 and filed with the SEC on November 23, 2005.

(5)	Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 17, 2005 and filed with the SEC on November 23, 2005.

(6)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2006 and filed with the SEC on February 1, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.

Date: February 1, 2006	By:	/s/ Bill W. Wheat

Bill W. Wheat, on behalf of D.R. Horton, Inc., as Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)