Form 10-Q
period 2006-03-31
HORTON D R INC /DE/
filed 2006-05-08
CIK 882184

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006

☐	OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Not Applicable

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
Yes ☑          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $.01 par value — 312,670,959 shares as of May 1, 2006

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2006	2005
	(In millions)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$206.3	$1,111.6
Inventories:
Construction in progress and finished homes	4,422.0	3,105.9
Residential land and lots — developed and under development	6,123.9	5,174.3
Land held for development	130.7	6.2
Consolidated land inventory not owned	175.8	200.4

	10,852.4	8,486.8
Property and equipment (net)	115.2	107.2
Earnest money deposits and other assets	847.3	756.0
Goodwill	578.9	578.9

	12,600.1	11,040.5

Financial Services:
Cash and cash equivalents	71.9	38.2
Mortgage loans held for sale	717.2	1,358.7
Other assets	121.8	77.4

	910.9	1,474.3

Total assets	$13,511.0	$12,514.8

LIABILITIES
Homebuilding:
Accounts payable	$818.1	$820.7
Accrued expenses and other liabilities	1,025.4	1,196.9
Notes payable	4,848.7	3,660.1

	6,692.2	5,677.7

Financial Services:
Accounts payable and other liabilities	21.8	24.0
Notes payable to financial institutions	675.0	1,249.5

	696.8	1,273.5

	7,389.0	6,951.2

Minority interests	178.0	203.2

STOCKHOLDERS’ EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 316,201,519 shares issued and 312,548,719 shares outstanding at March 31, 2006 and 315,591,668 shares issued and 312,938,868 shares outstanding at September 30, 2005	3.2	3.2
Additional capital	1,641.7	1,624.8
Retained earnings	4,394.8	3,791.3
Treasury stock, 3,652,800 shares at March 31, 2006 and 2,652,800 shares at September 30, 2005, at cost	(95.7)	(58.9)

	5,944.0	5,360.4

Total liabilities and stockholders’ equity	$13,511.0	$12,514.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(In millions, except per share data)
	(Unaudited)
Homebuilding:
Revenues:
Home sales	$3,472.3	$2,706.8	$6,261.4	$5,155.8
Land/lot sales	54.2	120.1	106.9	145.2

	3,526.5	2,826.9	6,368.3	5,301.0

Cost of sales:
Home sales	2,594.8	2,034.7	4,612.0	3,866.1
Land/lot sales	20.1	72.7	39.4	88.4

	2,614.9	2,107.4	4,651.4	3,954.5

Gross profit:
Home sales	877.5	672.1	1,649.4	1,289.7
Land/lot sales	34.1	47.4	67.5	56.8

	911.6	719.5	1,716.9	1,346.5

Selling, general and administrative expense	364.9	267.0	690.5	524.7
Interest expense	10.6	—	15.0	—
Other (income) expense	(5.6)	(5.9)	(10.5)	(10.9)

	541.7	458.4	1,021.9	832.7

Financial Services:
Revenues	71.1	49.8	132.4	95.8
General and administrative expense	49.4	33.9	96.8	66.6
Interest expense	7.8	2.6	15.9	5.0
Other (income)	(13.4)	(6.3)	(27.6)	(13.0)

	27.3	19.6	47.3	37.2

Income before income taxes	569.0	478.0	1,069.2	869.9
Provision for income taxes	216.2	184.0	406.3	334.9

Net income	$352.8	$294.0	$662.9	$535.0

Basic net income per common share	$1.13	$0.94	$2.12	$1.72

Net income per common share assuming dilution	$1.11	$0.92	$2.09	$1.68

Cash dividends declared per common share	$0.10	$0.0675	$0.19	$0.1275

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
	Ended March 31,
	2006	2005
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES
Net income	$662.9	$535.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	26.4	26.8
Amortization of debt premiums, discounts and fees	2.3	2.1
Stock option compensation expense	4.9	—
Income tax benefit from stock option exercises	(5.1)	—
Loss on redemption of 9.375% senior notes	10.6	—
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(1,316.1)	(706.0)
Increase in residential land and lots — developed, under development and held for development	(1,038.8)	(572.5)
Increase in earnest money deposits and other assets	(114.1)	(70.9)
Decrease (increase) in mortgage loans held for sale	641.5	(24.9)
(Decrease) increase in accounts payable and other liabilities	(190.2)	96.3

NET CASH USED IN OPERATING ACTIVITIES	(1,315.7)	(714.1)

INVESTING ACTIVITIES
Net purchases of property and equipment	(35.1)	(28.8)

NET CASH USED IN INVESTING ACTIVITIES	(35.1)	(28.8)

FINANCING ACTIVITIES
Proceeds from notes payable	2,583.9	1,452.7
Repayment of notes payable	(2,020.0)	(627.5)
Purchase of treasury stock	(36.8)	—
Proceeds from stock associated with certain employee benefit plans	6.4	12.7
Income tax benefit from exercise of stock options	5.1	—
Cash dividends paid	(59.4)	(40.2)

NET CASH PROVIDED BY FINANCING ACTIVITIES	479.2	797.7

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(871.6)	54.8
Cash and cash equivalents at beginning of period	1,149.8	518.0

Cash and cash equivalents at end of period	$278.2	$572.8

Supplemental disclosures of noncash activities:
Notes payable issued for inventory	$35.3	$17.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2006
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires), as well as certain variable interest entities required to be consolidated pursuant to Interpretation No. 46, as amended, issued by the Financial Accounting Standards Board (FASB). All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. These financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005.
Seasonality - Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and six-month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.
Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
Business - The Company is a national homebuilder that is engaged primarily in the construction and sale of single-family housing in 82 markets and 27 states in the United States at March 31, 2006. The Company designs, builds and sells single-family detached houses on lots developed by the Company and on finished lots which it purchases, ready for home construction. To a lesser extent, the Company also builds and sells attached homes. Periodically, the Company sells land and lots it has developed or bought. The Company also provides title agency and mortgage brokerage services, principally to its homebuyers. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.
NOTE B — SEGMENT INFORMATION
The Company’s reportable business segments consist of homebuilding and financial services. Homebuilding is the Company’s core business, generating 98% of consolidated revenues and 96% of consolidated income before income taxes during both six-month periods ended March 31, 2006 and 2005. The homebuilding reporting segment is comprised of the aggregate of the Company’s regional homebuilding operations and generates most of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.
NOTE C — EARNINGS PER SHARE
Basic earnings per share for the three months and six months ended March 31, 2006 and 2005 is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2006
The following table sets forth the denominators used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(In millions)
Denominator for basic earnings per share— weighted average common shares	312.4	312.0	312.7	311.8
Effect of dilutive securities:
Employee stock options	4.3	6.0	4.4	5.8

Denominator for diluted earnings per share— adjusted weighted average common shares	316.7	318.0	317.1	317.6

Options to purchase 30,000 shares of common stock during the three and six months ended March 31, 2006 were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, their effect would be antidilutive. All options outstanding during the three and six months ended March 31, 2005 were included in the computation of diluted earnings per share.
NOTE D — CONSOLIDATED LAND INVENTORY NOT OWNED
In the ordinary course of its homebuilding business, the Company enters into land and lot option purchase contracts to procure land or lots for the construction of homes. Under such option purchase contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of the option deposits are not refundable at the Company’s discretion. Under the requirements of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended (FIN 46), certain of the Company’s option purchase contracts result in the creation of a variable interest in the entity holding the land parcel under option.
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
The consolidation of these variable interest entities and other inventory obligations added $175.8 million in land inventory not owned and minority interests related to entities not owned to the Company’s balance sheet at March 31, 2006. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $21.8 million and performance letters of credit, promissory notes and surety bonds totaling $7.1 million. Creditors of these variable interest entities have no recourse against the Company.
At March 31, 2006, including the deposits with the variable interest entities above, the Company had deposits amounting to $315.3 million to purchase land and lots with a total remaining purchase price of $5.8 billion. For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits, which totaled $212.2 million at March 31, 2006.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2006
NOTE E — NOTES PAYABLE
The Company’s notes payable at their principal amounts, net of unamortized discount or premium, as applicable, consist of the following:

	March 31,	September 30,
	2006	2005
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility due 2010	$1,350.0	$—
7.5% senior notes due 2007	215.0	215.0
5% senior notes due 2009, net	199.7	199.6
8% senior notes due 2009, net	384.2	384.1
4.875% senior notes due 2010, net	248.8	248.7
9.75% senior subordinated notes due 2010, net.	149.3	149.3
7.875% senior notes due 2011, net	198.9	198.8
9.375% senior subordinated notes due 2011, net	—	199.8
10.5% senior subordinated notes due 2011, net.	149.8	150.2
8.5% senior notes due 2012, net	248.5	248.4
5.375% senior notes due 2012	300.0	300.0
6.875% senior notes due 2013	200.0	200.0
5.875% senior notes due 2013	100.0	100.0
6.125% senior notes due 2014, net	197.5	197.4
5.625% senior notes due 2014, net	248.2	248.1
5.25% senior notes due 2015, net	297.9	297.8
5.625% senior notes due 2016, net	297.6	297.5
Other secured	63.3	25.4

	$4,848.7	$3,660.1

Financial Services:
Mortgage warehouse facility due 2006	$340.0	$549.5
Commercial paper conduit facility due 2006	335.0	700.0

	$675.0	$1,249.5

The Company filed with the Securities and Exchange Commission a universal shelf registration statement registering $3.0 billion in debt and equity securities, which became effective in September 2005. At March 31, 2006, the capacity to issue new debt or equity securities remained at $3.0 billion. In April 2006, the Company’s senior note issuances, as described in Note N, reduced the capacity under the universal shelf registration statement to $2.25 billion.
Homebuilding:
In December 2005, the Company entered into a $2.15 billion unsecured revolving credit facility, which includes a $1.0 billion letter of credit sub-facility. The revolving credit facility has an uncommitted $750 million accordion feature which could be used to increase the facility to $2.9 billion. The new credit facility, which matures on December 16, 2010, replaced the Company’s previous $1.21 billion credit facility. The Company’s borrowing capacity under the new facility is reduced by the amount of letters of credit outstanding. At March 31, 2006, the Company’s borrowing capacity under the facility was $690.0 million. The facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of homebuilding debt to total capitalization and its senior unsecured debt rating. The interest rate applicable to the revolving credit facility at March 31, 2006 was 5.8% per annum. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2006
On March 15, 2006, the Company redeemed its 9.375% senior subordinated notes due 2011 at an aggregate redemption price of approximately $209.4 million, plus accrued interest. Concurrent with the redemption, the Company recorded interest expense of approximately $10.6 million, representing the call premium and the unamortized discount and fees related to the redeemed notes.
The revolving credit facility and, at March 31, 2006, the indentures for most of the senior and senior subordinated notes contain covenants which, taken together, limit cash dividends, certain investments, stock repurchases and other restricted payments, asset dispositions, and creation of liens, and require certain levels of leverage, interest coverage and tangible net worth. At March 31, 2006, under the most restrictive covenants, cash dividend payments for the remainder of fiscal 2006 were limited to $675.9 million, and a maximum of $1.7 billion was available for all restricted payments in the future.
Financial Services:
The Company’s mortgage subsidiary had a $300 million mortgage warehouse loan facility that matured April 7, 2006. During fiscal 2005, the Company obtained additional commitments of $150 million from its lenders through the facility’s accordion provision and additional temporary commitments of $225 million from its lenders through amendments to the credit agreement, resulting in total capacity of $675 million at September 30, 2005. Through amendments to the credit agreement in October and November 2005, the commitments under the facility were adjusted to $450 million, effective from October 28, 2005 through January 15, 2006. On January 16, 2006, the total capacity returned to $300 million. On January 30, 2006, through amendment to the credit agreement, the Company obtained additional commitments of $150 million from its lenders, resulting in total capacity of $450 million. On March 24, 2006, the agreement was further amended to bring the total capacity of the facility to $600 million through its maturity on April 7, 2006.
On April 7, 2006, the mortgage warehouse loan facility was amended and restated to extend its maturity date to April 6, 2007, and to increase the available capacity from $600 million to $670 million until May 1, 2006 and then to $540 million thereafter, subject to increases upon consent of the lenders to $750 million under the accordion feature of the credit agreement.
The mortgage warehouse facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of its homebuilding debt. Borrowings bear daily interest at the 30-day LIBOR rate plus a fixed premium. The interest rate of the mortgage warehouse line payable at March 31, 2006 was 5.7% per annum.
The Company’s mortgage subsidiary also has a $500 million commercial paper conduit facility (the CP conduit facility), that expires on June 29, 2006. A temporary increase of $200 million was obtained through amendments to the credit agreement in September 2005, resulting in a total capacity of $700 million. The temporary increase was effective through October 14, 2005, when the capacity decreased to $600 million available through November 10, 2005. Beginning on November 11, 2005, the total capacity returned to $500 million. On March 24, 2006, the agreement was further amended to bring the total capacity of the facility to $650 million through its maturity on June 29, 2006.
The CP conduit facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of its homebuilding debt. The mortgage loans assigned to secure the CP conduit facility are used as collateral for asset backed commercial paper issued by multi-seller conduits in the commercial paper market. The interest rate of the CP conduit facility at March 31, 2006 was 5.3% per annum.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2006
NOTE F — HOMEBUILDING INTEREST
The Company capitalizes homebuilding interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, charged to cost of sales and expensed directly during the three and six-month periods ended March 31, 2006 and 2005:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(In millions)
Capitalized interest, beginning of period	$226.0	$168.3	$200.6	$152.7
Interest incurred — homebuilding	92.0	77.4	165.6	135.9
Interest expensed:
Directly — homebuilding	(10.6)	—	(15.0)	—
Amortized to cost of sales	(60.6)	(56.0)	(104.4)	(98.9)

Capitalized interest, end of period	$246.8	$189.7	$246.8	$189.7

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
Changes in the Company’s warranty liability were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(In millions)
Warranty liability, beginning of period	$121.5	$96.6	$121.6	$96.0
Warranties issued	18.3	14.4	33.0	27.3
Changes in liability for pre-existing warranties	(2.9)	—	(6.0)	(2.1)
Settlements made	(12.2)	(10.1)	(23.9)	(20.3)

Warranty liability, end of period	$124.7	$100.9	$124.7	$100.9

NOTE H — MORTGAGE LOANS
Mortgage Loans - Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Loans that have been closed but not committed to a third-party investor are matched with either forward sales of mortgage backed securities (FMBS) or Eurodollar Futures Contracts (EDFC) that are designated as fair value hedges. Hedged loans are either committed to third-party investors within three days of origination or pooled and committed in bulk to third-party investors typically within 30 days of origination. The notional amounts of the FMBS and the EDFC used to hedge mortgage loans held for sale can vary in relationship to the underlying loan amounts, depending on the typical movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. As of March 31, 2006, the Company had $184.5 million in loans not committed to third-party investors which were hedged with $186.5 million of FMBS and EDFC.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2006
Loan Commitments - To meet the financing needs of its customers, the Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133 and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the three and six months ended March 31, 2006 and 2005 was not significant, is recognized in current earnings. At March 31, 2006, the Company’s IRLCs totaled $750.9 million.
The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments, forward sales of mortgage-backed securities and the purchase of Eurodollar futures contracts. These instruments are considered non-designated derivatives and are accounted for at fair market value with gains and losses recorded in current earnings. As of March 31, 2006, the Company had approximately $206.5 million outstanding of FMBS and EDFC, and $548.0 million of best efforts whole loan delivery commitments related to its IRLCs.
NOTE I — STOCKHOLDERS’ EQUITY
During the three months ended March 31, 2006, the Board of Directors declared a quarterly cash dividend of $0.10 per common share, which was paid on February 10, 2006 to stockholders of record on January 27, 2006. A quarterly cash dividend of $0.0675 per common share was declared during the three months ended March 31, 2005.
In April 2006, the Board of Directors declared a quarterly cash dividend of $0.10 per common share, payable on May 19, 2006 to stockholders of record on May 5, 2006. A quarterly cash dividend of $0.09 per common share was declared in the comparable quarter of fiscal 2005.
At March 31, 2006, the Company had the capacity to issue new debt or equity securities amounting to $3.0 billion under its universal shelf registration statement. In April 2006, the Company’s senior note issuances, as described in Note N, reduced the capacity under the universal shelf registration statement to $2.25 billion. Also, at March 31, 2006, the Company had the capacity to issue approximately 22.5 million shares of common stock under its acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.
In November 2005, the Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock, replacing the previous common stock repurchase authorization. During the six months ended March 31, 2006, the Company repurchased 1,000,000 shares of its common stock at a total cost of $36.8 million, all of which occurred during the three months ended December 31, 2005. As of March 31, 2006, the Company had $463.2 million remaining of the Board of Directors’ authorization for repurchases of common stock.
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
SFAS No. 123(R) was adopted using the “modified prospective” method. Under this method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2006
expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The fair values of the options are calculated using a Black-Scholes option pricing model. Results of prior periods have not been restated. For the three months and six months ended March 31, 2006, the Company’s compensation expense related to stock option grants was $2.5 million and $4.9 million, respectively. At March 31, 2006, there was $56.5 million of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 6.9 years. In addition, SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash flow rather than an operating cash flow as previously reported.
SFAS No. 123(R) requires disclosure of pro forma information for periods prior to the adoption. The following table sets forth the effect on net income and earnings per share as if SFAS No. 123(R) had been applied to the three and six-month periods ended March 31, 2005:

	Three Months Ended	Six Months Ended
	March 31, 2005	March 31, 2005
	(In millions, except per share data)
Net income as reported	$294.0	$535.0
Total stock-based employee compensation expense determined under fair value based method, net of tax	(1.9)	(3.9)

Pro forma net income	$292.1	$531.1

Reported basic earnings per share	$0.94	$1.72

Pro forma basic earnings per share	$0.94	$1.70

Reported diluted earnings per share	$0.92	$1.68

Pro forma diluted earnings per share	$0.92	$1.67

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

	Six Months Ended March 31, 2006
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contract Life	Value
	Options	Price	(Years)	(In millions)
Stock Options
Outstanding at beginning of period	13,965,644	$11.55	6.0
Granted	—	—
Exercised	(547,812)	7.44
Canceled	(671,448)	14.23

Outstanding at end of period	12,746,384	$11.59	5.5	$275.9

Exercisable at end of period	4,345,083	$7.68	4.2	$111.0

The total intrinsic value of options exercised during the six months ended March 31, 2006 and 2005 was $15.7 million and $22.4 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2006
A summary of the Company’s nonvested options as of and for the six-month period ended March 31, 2006 is as follows:

		Weighted
		Average
		Grant-Date
	Options	Fair Value
Nonvested at beginning of period	9,527,341	$7.52
Granted	—	—
Vested	(457,858)	3.26
Canceled	(668,182)	8.02

Nonvested at end of period	8,401,301	$7.71

On January 26, 2006, the Company’s shareholders approved the D.R. Horton, Inc. 2006 Stock Incentive Plan, which replaced the Company’s 1991 Stock Incentive Plan. The aggregate number of shares available under the 2006 Stock Incentive Plan includes the new authorization of 28.0 million shares, plus approximately 1.9 million shares that remained available for awards under the 1991 Stock Incentive Plan on that date. Total shares available for awards under the 2006 Stock Incentive Plan are subject to increase by subsequent specified terminations of awards under the 1991 Stock Incentive Plan that were outstanding on January 26, 2006. For awards other than options or stock appreciation rights, availability will be reduced at the rate of 1.75 shares for each share subject to the award. At March 31, 2006, there were a total of 30.4 million shares available for awards under the 2006 Stock Incentive Plan.
NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle, and requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for the Company for accounting changes and corrections of errors made after October 1, 2006, the beginning of fiscal year 2007. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In December 2004, the FASB issued Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). The American Jobs Creation Act, which was signed into law in October 2004, provides a tax deduction on qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. The tax benefit resulting from the new deduction was effective beginning in the Company’s first quarter of fiscal 2006, and is reflected in the effective income tax rate of 38.0% for the three and six months ended March 31, 2006, reduced from 38.5% for the three and six months ended March 31, 2005. The Company is continuing to evaluate the impact of this law on its future financial statements and currently estimates the fiscal 2006 reduction in its federal income tax rate from fiscal 2005 will be in the range of 0.50% to 0.75% of taxable income.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2006
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
Management believes that, while the outcome of such contingencies cannot be predicted with certainty, the liabilities arising from these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds management’s estimates reflected in the reserves relating to such matter, the Company could incur additional charges that could be significant.
In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At March 31, 2006, the Company had cash deposits of $286.6 million, promissory notes of $15.6 million, and letters of credit and surety bonds of $13.1 million to purchase land and lots with a total remaining purchase price of $5.8 billion. Only $135.5 million of the $5.8 billion in land and lot option purchase contracts contain specific performance clauses which may require the Company to purchase the land or lots upon the land seller meeting certain obligations. The majority of land and lots under contract are expected to be purchased within three years.
Additionally, in the normal course of its business activities, the Company provides standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At March 31, 2006, outstanding standby letters of credit were $119.9 million and surety bonds were $2.1 billion.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2006
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
Certain balances in the following Consolidating Statement of Income and Consolidating Statement of Cash Flows for the three and six months ended March 31, 2005 have been revised to conform with the current presentation and the presentation in the Company’s consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005. These revisions primarily consist of separate reporting of equity in income of subsidiaries and other income/expense in the Consolidating Statement of Income and the reclassification of equity in income of subsidiaries from cash flows from financing activities to cash flows from operating activities in the Consolidating Statement of Cash Flows. Such reclassifications on the Statement of Cash Flows resulted in a decrease in operating cash flows and an increase in financing cash flows for the D.R. Horton, Inc. column of $441.9 million for the six months ended March 31, 2005.
Consolidating Balance Sheet
March 31, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
ASSETS
Cash and cash equivalents	$44.1	$157.1	$77.0	$—	$278.2
Investments in subsidiaries	3,030.2	—	—	(3,030.2)	—
Inventories	2,728.4	7,928.2	195.8	—	10,852.4
Property and equipment (net)	37.7	59.2	18.3	—	115.2
Earnest money deposits and other assets	447.7	373.8	147.6	—	969.1
Mortgage loans held for sale	—	—	717.2	—	717.2
Goodwill	—	578.9	—	—	578.9
Intercompany receivables	5,196.6	—	—	(5,196.6)	—

Total Assets	$11,484.7	$9,097.2	$1,155.9	$(8,226.8)	$13,511.0

LIABILITIES & EQUITY
Accounts payable and other liabilities	$704.5	$1,095.9	$64.9	$—	$1,865.3
Intercompany payables	—	5,132.6	64.0	(5,196.6)	—
Notes payable	4,836.2	12.5	675.0	—	5,523.7

Total Liabilities	5,540.7	6,241.0	803.9	(5,196.6)	7,389.0

Minority interests	—	—	178.0	—	178.0

Total Equity	5,944.0	2,856.2	174.0	(3,030.2)	5,944.0

Total Liabilities & Equity	$11,484.7	$9,097.2	$1,155.9	$(8,226.8)	$13,511.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2006
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2006
NOTE M — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Income
Three Months Ended March 31, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
Homebuilding:
Revenues:
Home sales	$803.3	$2,667.0	$2.0	$—	$3,472.3
Land/lot sales	—	54.2	—	—	54.2

	803.3	2,721.2	2.0	—	3,526.5

Cost of sales:
Home sales	527.2	2,066.4	1.2	—	2,594.8
Land/lot sales	—	20.1	—	—	20.1

	527.2	2,086.5	1.2	—	2,614.9

Gross profit:
Home sales	276.1	600.6	0.8	—	877.5
Land/lot sales	—	34.1	—	—	34.1

	276.1	634.7	0.8	—	911.6

Selling, general and administrative expense	128.1	234.3	2.5	—	364.9
Equity in income of subsidiaries	(427.9)	—	—	427.9	—
Interest expense	10.6	—	—	—	10.6
Other (income) expense	(3.7)	(0.3)	(1.6)	—	(5.6)

	569.0	400.7	(0.1)	(427.9)	541.7

Financial Services:
Revenues	—	—	71.1	—	71.1
General and administrative expense	—	—	49.4	—	49.4
Interest expense	—	—	7.8	—	7.8
Other (income)	—	—	(13.4)	—	(13.4)

	—	—	27.3	—	27.3

Income before income taxes	569.0	400.7	27.2	(427.9)	569.0
Provision for income taxes	216.2	152.2	10.4	(162.6)	216.2

Net income	$352.8	$248.5	$16.8	$(265.3)	$352.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2006
NOTE M — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Income
Six Months Ended March 31, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
Homebuilding:
Revenues:
Home sales	$1,453.4	$4,803.7	$4.3	$—	$6,261.4
Land/lot sales	38.2	68.7	—	—	106.9

	1,491.6	4,872.4	4.3	—	6,368.3

Cost of sales:
Home sales	955.0	3,654.6	2.4	—	4,612.0
Land/lot sales	8.0	31.4	—	—	39.4

	963.0	3,686.0	2.4	—	4,651.4

Gross profit:
Home sales	498.4	1,149.1	1.9	—	1,649.4
Land/lot sales	30.2	37.3	—	—	67.5

	528.6	1,186.4	1.9	—	1,716.9

Selling, general and administrative expense	205.1	480.8	4.6	—	690.5
Equity in income of subsidiaries	(753.7)	—	—	753.7	—
Interest expense	15.0	—	—	—	15.0
Other (income) expense	(7.0)	(1.3)	(2.2)	—	(10.5)

	1,069.2	706.9	(0.5)	(753.7)	1,021.9

Financial Services:
Revenues	—	—	132.4	—	132.4
General and administrative expense	—	—	96.8	—	96.8
Interest expense	—	—	15.9	—	15.9
Other (income)	—	—	(27.6)	—	(27.6)

	—	—	47.3	—	47.3

Income before income taxes	1,069.2	706.9	46.8	(753.7)	1,069.2
Provision for income taxes	406.3	268.6	17.8	(286.4)	406.3

Net income	$662.9	$438.3	$29.0	$(467.3)	$662.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2006
NOTE M — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Income
Three Months Ended March 31, 2005

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues:
Home sales	$618.5	$2,075.8	$12.5	$—	$2,706.8
Land/lot sales	96.0	24.1	—	—	120.1

	714.5	2,099.9	12.5	—	2,826.9

Cost of sales:
Home sales	449.6	1,577.2	7.9	—	2,034.7
Land/lot sales	61.1	11.6	—	—	72.7

	510.7	1,588.8	7.9	—	2,107.4

Gross profit:
Home sales	168.9	498.6	4.6	—	672.1
Land/lot sales	34.9	12.5	—	—	47.4

	203.8	511.1	4.6	—	719.5
Selling, general and administrative expense	107.7	154.1	1.9	3.3	267.0
Equity in income of subsidiaries	(378.9)	—	—	378.9	—
Other (income) expense	(3.0)	(2.8)	(0.1)	—	(5.9)

	478.0	359.8	2.8	(382.2)	458.4

Financial Services:
Revenues	—	—	49.8	—	49.8
General and administrative expense	—	—	37.2	(3.3)	33.9
Interest expense	—	—	2.6	—	2.6
Other (income)	—	—	(6.3)	—	(6.3)

	—	—	16.3	3.3	19.6

Income before income taxes	478.0	359.8	19.1	(378.9)	478.0
Provision for income taxes	184.0	138.5	7.4	(145.9)	184.0

Net income	$294.0	$221.3	$11.7	$(233.0)	$294.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2006
NOTE M — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Income
Six Months Ended March 31, 2005

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues:
Home sales	$1,100.1	$4,022.9	$32.8	$—	$5,155.8
Land/lot sales	104.7	40.5	—	—	145.2

	1,204.8	4,063.4	32.8	—	5,301.0

Cost of sales:
Home sales	788.1	3,056.0	22.0	—	3,866.1
Land/lot sales	68.4	20.0	—	—	88.4

	856.5	3,076.0	22.0	—	3,954.5

Gross profit:
Home sales	312.0	966.9	10.8	—	1,289.7
Land/lot sales	36.3	20.5	—	—	56.8

	348.3	987.4	10.8	—	1,346.5
Selling, general and administrative expense	199.4	315.3	3.7	6.3	524.7
Equity in income of subsidiaries	(718.5)	—	—	718.5	—
Other (income) expense	(2.5)	(8.3)	(0.1)	—	(10.9)

	869.9	680.4	7.2	(724.8)	832.7

Financial Services:
Revenues	—	—	95.8	—	95.8
General and administrative expense	—	—	72.9	(6.3)	66.6
Interest expense	—	—	5.0	—	5.0
Other (income)	—	—	(13.0)	—	(13.0)

	—	—	30.9	6.3	37.2

Income before income taxes	869.9	680.4	38.1	(718.5)	869.9
Provision for income taxes	334.9	262.0	14.6	(276.6)	334.9

Net income	$535.0	$418.4	$23.5	$(441.9)	$535.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2006
NOTE M — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Six Months Ended March 31, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(478.6)	$(1,456.7)	$619.6	$—	$(1,315.7)

INVESTING ACTIVITIES
Net purchases of property and equipment	(9.6)	(23.5)	(2.0)	—	(35.1)

Net cash used in investing activities	(9.6)	(23.5)	(2.0)	—	(35.1)

FINANCING ACTIVITIES
Net change in notes payable	1,138.7	(0.2)	(574.6)	—	563.9
Net change in intercompany receivables/payables	(1,248.3)	1,256.5	(8.2)	—	—
Purchase of treasury stock	(36.8)	—	—	—	(36.8)
Proceeds from stock associated with certain employee benefit plans	6.4	—	—	—	6.4
Income tax benefit from exercise of stock options	5.1	—	—	—	5.1
Cash dividends paid	(59.4)	—	—	—	(59.4)

Net cash (used in) provided by financing activities	(194.3)	1,256.3	(582.8)	—	479.2

(Decrease) increase in cash and cash equivalents	(682.5)	(223.9)	34.8	—	(871.6)
Cash and cash equivalents at beginning of period	726.6	381.0	42.2	—	1,149.8

Cash and cash equivalents at end of period	$44.1	$157.1	$77.0	$—	$278.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2006
NOTE M — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Six Months Ended March 31, 2005

	D.R.
	Horton, Inc.	Guarantor	Non-Guarantor	Eliminations
	(Revised)	Subsidiaries	Subsidiaries	(Revised)	Total
	(In millions)
OPERATING ACTIVITIES
Net cash used in operating activities	$(299.8)	$(406.7)	$(7.6)	$—	$(714.1)

INVESTING ACTIVITIES
Net purchases of property and equipment	(0.3)	(27.5)	(1.0)	—	(28.8)

Net cash used in investing activities	(0.3)	(27.5)	(1.0)	—	(28.8)

FINANCING ACTIVITIES
Net change in notes payable	805.5	(2.8)	22.5	—	825.2
Net change in intercompany receivables/payables	(472.7)	481.6	(8.9)	—	—
Proceeds from stock associated with certain employee benefit plans	12.7	—	—	—	12.7
Cash dividends paid	(40.2)	—	—	—	(40.2)

Net cash provided by financing activities	305.3	478.8	13.6	—	797.7

Increase in cash and cash equivalents	5.2	44.6	5.0	—	54.8
Cash and cash equivalents at beginning of period	338.9	131.6	47.5	—	518.0

Cash and cash equivalents at end of period	$344.1	$176.2	$52.5	$—	$572.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2006
NOTE N — SUBSEQUENT EVENTS
In April 2006, the Company issued $500 million principal amount of 6.5% senior notes due April 15, 2016 and $250 million of 6.0% senior notes due April 15, 2011. The notes, which were issued as separate series with interest payable semi-annually, represent unsecured obligations of the Company. The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments on the redemption date, discounted at a rate equal to the yield to maturity of a United States Treasury security with a comparable maturity, plus 25 basis points (0.25%) with respect to the $500 million senior notes, and plus 20 basis points (0.20%) with respect to the $250 million senior notes, plus, in each case, accrued interest. The annual effective interest rate of the $500 million senior notes and the $250 million senior notes, after giving effect to the amortization of deferred financing costs is 6.6% and 6.2%, respectively. The issuance of these notes reduced the capacity to issue new debt or equity securities under the Company’s universal shelf registration statement to $2.25 billion. The Company used the proceeds from these offerings for the repayment of borrowings under the revolving credit facility.
The indentures governing approximately $2.0 billion of the Company’s senior notes provide for the termination of specified covenants when the Company has achieved investment grade ratings from both Standard & Poor’s Ratings Group and Moody’s Investors Service Inc. These covenants include restrictions on stock repurchases, cash dividends and other restricted payments, incurrence of indebtedness and asset dispositions. The Company has had the required rating from Moody’s since November 2005, and received the required rating from Standard & Poor’s in April 2006. As a result, the foregoing restrictions have ceased to apply to these senior notes and will not apply in the future even if the Company’s ratings change. However, similar restrictions continue to apply to the Company’s senior subordinated notes.
On May 2, 2006, the Compensation Committee of the Company’s Board of Directors granted stock options to the Company’s directors and certain of its employees to purchase approximately 3.0 million shares of its common stock, in the aggregate. The exercise price per share of these stock options equals the closing market price of the Company’s common stock on the date of grant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We are the largest homebuilding company in the United States based on domestic homes closed during the twelve months ended September 30, 2005. We construct and sell single-family homes in metropolitan areas in 27 states and 82 markets as of March 31, 2006, primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $90,000 to $900,000, with an average closing price of $278,800 during the six months ended March 31, 2006. Approximately 81% and 85% of home sales revenues were generated from the sale of single-family detached homes for the six months ended March 31, 2006 and 2005, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs.
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
Our operating strategy in fiscal 2006 remains focused on taking advantage of opportunities to grow our homebuilding business profitability by capturing greater market share while continuing to maintain a strong balance sheet. We plan to execute our growth strategy primarily by investing our available capital in our existing homebuilding markets through our capital allocation process and entering new markets, mainly through the opening of satellite operations in smaller markets near our existing operating divisions, as opportunities are available. We will also continue to evaluate homebuilding acquisition opportunities as they arise.

We conduct our homebuilding operations in all of the geographic regions, states and markets listed below, and we conduct our mortgage and title operations in many of these markets as indicated below. New markets entered in the first six months of fiscal 2006 are denoted by an asterisk (*).

Mortgage (M)
State	Region/Market	Title (T)
Mid-Atlantic Region
Delaware	Central Delaware	M,T
	Delaware Shore	M,T
Maryland	Baltimore	M,T
	Suburban Washington D.C.	M,T
New Jersey	North New Jersey	M,T
	South New Jersey	M,T
New York	Sullivan County *
North Carolina	Brunswick County
	Charlotte	M
	Greensboro/Winston-Salem	M
	Raleigh/Durham	M
Pennsylvania	Philadelphia	M
	Lancaster	M
South Carolina	Charleston	M
	Columbia	M
	Greenville	M
	Hilton Head	M
	Myrtle Beach	M
Virginia	Northern Virginia	M,T
Midwest Region
Illinois	Chicago	M
Minnesota	Minneapolis/St. Paul	M,T
Wisconsin	Kenosha
Southeast Region
Alabama	Birmingham	M
	Huntsville	M
Georgia	Atlanta	M,T
Macon
	Savannah	M
Florida	Daytona Beach	M,T
	Fort Myers/Naples	M,T
	Jacksonville	M,T
	Melbourne	M,T
	Miami/West Palm Beach	M,T
	Orlando	M,T
Pensacola *
	Tampa	M,T
Louisiana	Baton Rouge	M

Mortgage (M)
State	Region/Market	Title (T)
Southwest Region
Arizona	Casa Grande	M,T
	Phoenix	M,T
	Tucson	M
New Mexico	Albuquerque	M
	Las Cruces	M
Oklahoma	Oklahoma City	M
Texas	Austin	M,T
Bryan/College Station *
	Dallas	M,T
	Fort Worth	M,T
	Houston	M,T
	Killeen/Temple	M,T
	Laredo	M,T
Lubbock *
	Rio Grande Valley	M,T
	San Antonio	M,T
	Waco	M,T
West Region
California	Bakersfield/Lancaster/Palmdale	M
	Fresno/Modesto	M
	Imperial Valley *	M
	Los Angeles County	M
	Oakland/North Bay	M
	Orange County	M
	Riverside/San Bernardino	M
	Sacramento	M
	San Diego County	M
	San Francisco	M
	San Jose/Pleasanton/East Bay	M
	Ventura County	M
Colorado	Colorado Springs	M
	Denver	M
	Ft. Collins	M
Hawaii	Hawaii	M
	Maui	M
	Oahu	M
Idaho	Boise *
Nevada	Las Vegas	M,T
	Reno	M
Oregon	Albany	M
	Bend	M
	Eugene	M
	Portland	M
Utah	Salt Lake City	M
Washington	Olympia	M
	Seattle/Tacoma	M
	Vancouver	M

We experienced increases in revenues and earnings during the three and six months ended March 31, 2006, driven by the continued growth of our homebuilding operations and by improvements in homebuilding gross profit margins. Key financial highlights as of and for the three months ended March 31, 2006, as compared to the same period of 2005, were as follows:
•	Diluted earnings per share increased 21% to $1.11 per share

•	Net income increased 20% to $352.8 million

•	Consolidated revenue increased 25% to $3.6 billion

•	Homes closed increased 19% to 12,570

•	Net sales orders increased 10% to 15,771 homes

•	Homebuilding gross margins improved 30 basis points to 25.8%

•	Sales order backlog increased 15% to $7.1 billion

•	Stockholders’ equity increased 33% to $5.9 billion
Key financial highlights for the six months ended March 31, 2006, as compared to the same period of 2005, were as follows:
•	Diluted earnings per share increased 24% to $2.09 per share

•	Net income increased 24% to $662.9 million

•	Consolidated revenue increased 20% to $6.5 billion

•	Homes closed increased 11% to 22,461

•	Net sales orders increased 12% to 27,234 homes

•	Homebuilding gross margins improved 160 basis points to 27.0%
RESULTS OF OPERATIONS — HOMEBUILDING
The following tables set forth key operating and financial data for our homebuilding operations by geographic region as of and for the three and six months ended March 31, 2006 and 2005:

	NET SALES ORDERS
	Three Months Ended March 31,
	Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2006	2005	Change	2006	2005	Change	2006	2005	Change
Mid-Atlantic	1,373	1,263	9%	$336.9	$346.2	(3)%	$245,400	$274,100	(10)%
Midwest	593	877	(32)%	169.0	224.4	(25)%	285,000	255,900	11%
Southeast	2,449	1,974	24%	585.9	498.0	18%	239,200	252,300	(5)%
Southwest	6,358	5,638	13%	1,280.8	1,109.8	15%	201,400	196,800	2%
West	4,998	4,649	8%	1,990.6	1,920.2	4%	398,300	413,000	(4)%

	15,771	14,401	10%	$4,363.2	$4,098.6	6%	$276,700	$284,600	(3)%

	Six Months Ended March 31,
	Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2006	2005	Change	2006	2005	Change	2006	2005	Change
Mid-Atlantic	2,484	2,300	8%	$626.4	$623.1	1%	$252,200	$270,900	(7)%
Midwest	1,151	1,306	(12)%	325.4	349.2	(7)%	282,700	267,400	6%
Southeast	4,269	3,733	14%	1,065.4	908.6	17%	249,600	243,400	3%
Southwest	11,141	9,576	16%	2,295.1	1,848.6	24%	206,000	193,000	7%
West	8,189	7,387	11%	3,217.7	3,024.9	6%	392,900	409,500	(4)%

	27,234	24,302	12%	$7,530.0	$6,754.4	11%	$276,500	$277,900	(1)%

	SALES ORDER BACKLOG
	As of March 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
			%			%			%
	2006	2005	Change	2006	2005	Change	2006	2005	Change
Mid-Atlantic	2,878	2,337	23%	$815.6	$696.8	17%	$283,400	$298,200	(5)%
Midwest	1,245	1,312	(5)%	377.6	394.4	(4)%	303,300	300,600	1%
Southeast	3,710	3,623	2%	1,039.8	917.7	13%	280,300	253,300	11%
Southwest	10,044	7,555	33%	2,303.2	1,531.2	50%	229,300	202,700	13%
West	6,140	6,378	(4)%	2,567.7	2,626.9	(2)%	418,200	411,900	2%

	24,017	21,205	13%	$7,103.9	$6,167.0	15%	$295,800	$290,800	2%

	HOMES CLOSED
	Three Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2006	2005	Change	2006	2005	Change	2006	2005	Change
Mid-Atlantic	1,164	870	34%	$297.9	$209.9	42%	$255,900	$241,300	6%
Midwest	758	436	74%	213.4	113.0	89%	281,500	259,200	9%
Southeast	2,114	1,703	24%	541.8	383.3	41%	256,300	225,100	14%
Southwest	4,681	4,549	3%	911.3	807.7	13%	194,700	177,600	10%
West	3,853	3,043	27%	1,507.9	1,192.9	26%	391,400	392,000	—%

	12,570	10,601	19%	$3,472.3	$2,706.8	28%	$276,200	$255,300	8%

	Six Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2006	2005	Change	2006	2005	Change	2006	2005	Change
Mid-Atlantic	2,122	1,703	25%	$558.6	$418.5	33%	$263,200	$245,700	7%
Midwest	1,267	855	48%	350.1	224.5	56%	276,300	262,600	5%
Southeast	3,695	3,097	19%	934.0	689.4	35%	252,800	222,600	14%
Southwest	8,370	8,653	(3)%	1,656.8	1,512.7	10%	197,900	174,800	13%
West	7,007	5,973	17%	2,761.9	2,310.7	20%	394,200	386,900	2%

	22,461	20,281	11%	$6,261.4	$5,155.8	21%	$278,800	$254,200	10%

HOMEBUILDING OPERATING MARGIN ANALYSIS

	Percentages of Related Revenues
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Gross profit — Home sales	25.3%	24.8%	26.3%	25.0%
Gross profit — Land/lot sales	62.9%	39.5%	63.1%	39.1%
Gross profit — Total homebuilding	25.8%	25.5%	27.0%	25.4%
Selling, general and administrative expense	10.3%	9.4%	10.8%	9.9%
Interest and other (income) expense	0.1%	(0.2)%	0.1%	(0.2)%
Income before income taxes	15.4%	16.2%	16.0%	15.7%

Net Sales Orders and Backlog
Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations. The value of net sales orders increased 6%, to $4,363.2 million (15,771 homes) for the three months ended March 31, 2006, from $4,098.6 million (14,401 homes) for the same period of 2005. The value of net sales orders increased 11% to $7,530.0 million (27,234 homes) for the six months ended March 31, 2006, from $6,754.4 million (24,302 homes) for the same period of 2005. The number of net sales orders increased 10% and 12% for the three and six-month periods ended March 31, 2006, respectively.
The overall increase in the number and value of net sales orders resulted from increases in a majority of our market regions, reflecting the successful execution of our organic growth strategies and the generally solid demand for our homes. Included in this net sales increase was a small increase in our overall cancellations above our historical range. This increase was primarily driven by higher than normal cancellations in Arizona and Florida. The largest percentage increases in net sales orders occurred in our Southeast and Southwest regions in the three and six months ended March 31, 2006. The increase in our Southeast region was due to strong sales in our Georgia and Alabama markets, as well as our entry into the Baton Rouge, Louisiana market in the first quarter of fiscal 2006, which more than offset the lower sales in some Florida markets. The increase in the Southwest region was due to particularly strong sales performances from our operating divisions in New Mexico and Texas, which more than offset lower sales in Arizona. Conversely, lower sales in our Chicago market during the three-month period ended March 31, 2006 contributed to decreases in net sales orders in our Midwest region during both periods. The decline in sales in our Chicago market was due to comparisons against strong sales from the opening of a large, affordably priced community in the three-month period ended March 31, 2005.
The average price of a net sales order in the three months ended March 31, 2006 was $276,700, a decrease of 3% from the $284,600 average in the comparable period of 2005. The average price of a net sales order in the six months ended March 31, 2006 was $276,500, a decrease of 1% from the $277,900 average in the comparable period of 2005. Although slight to moderate increases in average net sales order prices occurred in two of our regions, our Mid-Atlantic, Southeast and West regions experienced decreases of 10%, 5% and 4%, respectively, for the quarter. With an intent that our core product offerings remain affordable for our target customer base, typically first-time and move-up homebuyers, we continually monitor and may adjust our product and geographic mix and pricing within our homebuilding markets, sometimes resulting in a decrease in the average price. In the Mid-Atlantic region, the decline is attributable to our efforts to provide affordable products, as well as a shift in the geographic mix with strong sales gains in all our divisions in the Carolinas, which generally have lower average sales prices than the other markets in this region. In the Southeast region, we experienced significant sales increases outside of Florida in markets with much lower house prices resulting in an overall drop in average sales prices for this region. We continued to see increases in the average selling prices among almost all of our Florida divisions over the prior year periods. In the West region, home price appreciation in many California and Nevada markets more than offset the impact of our product affordability strategies during fiscal 2005, resulting in an increase in the average sales order price in the region. During the three and six months ended March 31, 2006, home price appreciation moderated in several of these markets, which contributed to the decline in the West region average sales order price during such periods.
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
At March 31, 2006, the value of our backlog of sales orders was $7,103.9 million (24,017 homes), up 15% from $6,167.0 million (21,205 homes) at March 31, 2005. The average sales price of homes in backlog was $295,800 at March 31, 2006, up 2% from the $290,800 average at March 31, 2005. The value of sales order backlog increased in three of our five market regions, led by an increase of 50% in our Southwest region due to particularly strong sales in that region.

Home Sales Revenue and Gross Profit
Revenues from home sales increased 28%, to $3,472.3 million (12,570 homes closed) for the three months ended March 31, 2006, from $2,706.8 million (10,601 homes closed) for the comparable period of 2005. Revenues from home sales increased 21%, to $6,261.4 million (22,461 homes closed) for the six months ended March 31, 2006, from $5,155.8 million (20,281 homes closed) for the comparable period of 2005. The average selling price of homes we closed during the three months ended March 31, 2006 was $276,200, up 8% from $255,300 for the same period of 2005. The average selling price of homes we closed during the six months ended March 31, 2006 was $278,800, up 10% from $254,200 for the same period of 2005. All five of our market regions produced double-digit percentage increases in home sales revenue during the three and six-month periods. These results reflect the continued success of our organic growth strategies to increase our share of existing markets as well as penetrate new satellite markets. In the markets where demand for our homes is strongest, we have been able to increase prices to enhance revenue; however, certain markets which have recently experienced the most price appreciation may not sustain such trends. Demand has moderated in a number of our markets in recent quarters, and in general, we now have less ability to raise our sales prices and are offering more incentives and price concessions to obtain home sales.
The number of homes closed in the three and six months ended March 31, 2006 increased 19% and 11%, respectively, with increases in all regions during the three-month period and increases in four of our five market regions during the six-month period. The Southwest region experienced a slight decline in home closings during the six-month period, resulting from a low volume of home closings in that region during the first quarter of fiscal 2006. In the Southwest region, the number of homes available for closing during the first quarter of fiscal 2006 was reduced by an extraordinarily strong volume of home closings in several markets in Texas and Arizona during the fourth quarter of fiscal 2005.
Gross profit from home sales increased by 31%, to $877.5 million for the three months ended March 31, 2006, from $672.1 million for the comparable period of 2005. Gross profit from home sales increased by 28%, to $1,649.4 million for the six months ended March 31, 2006, from $1,289.7 million for the comparable period of 2005. Gross profit from home sales as a percentage of home sales revenues increased 50 basis points, to 25.3% for the three months ended March 31, 2006, from 24.8% for the comparable period of 2005. A reduction in warranty and construction defect expenses as a percentage of home sales revenues contributed approximately 130 basis points to the improvement in the gross profit percentage. This improvement was partially offset by a decline of approximately 110 basis points in gross profit percentage due to market conditions which narrowed the range between our selling prices and costs of our homes in many of our markets. The remaining increase of approximately 30 basis points was attributable to a decline in interest amortized to cost of sales as a percentage of home sales revenues. For the six months ended March 31, 2006, the gross profit from home sales as a percentage of home sales revenue increased by a greater amount than for the quarter ended March 31, 2006 due to market conditions in many of our markets in our first fiscal quarter that allowed us to close homes at higher sales prices and with fewer incentives relative to our second fiscal quarter. We expect that our gross profit percentage in the next two fiscal quarters will be lower than the same quarters in the prior year and as compared to the first half of fiscal 2006.
Land Sales Revenue and Gross Profit
Land sales revenues decreased 55%, to $54.2 million for the three months ended March 31, 2006, and 26%, to $106.9 million for the six months ended March 31, 2006, from $120.1 million and $145.2 million in the comparable periods of 2005. The gross profit percentage from land sales increased to 62.9% for the three months ended March 31, 2006, from 39.5% in the comparable period of the prior year, and increased to 63.1% for the six months ended March 31, 2006 from 39.1% in the prior year. The fluctuations in revenues and gross profit percentages from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers. When we have the opportunity or need to sell land or lots, the resulting land sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales can fluctuate significantly from period to period.

Selling, General and Administrative Expense
Selling, general and administrative (SG&A) expenses from homebuilding activities increased $97.9 million, or 37%, to $364.9 million in the three months ended March 31, 2006, and $165.8 million, or 32%, to $690.5 million in the six months ended March 31, 2006, from the comparable periods of 2005. As a percentage of homebuilding revenues, SG&A expenses increased 90 basis points in both the three and six-month periods ended March 31, 2006, to 10.3% and 10.8%, respectively, from 9.4% and 9.9%, respectively, in the comparable periods of 2005. The largest component of our homebuilding SG&A is employee compensation and related costs, which represented approximately 65% of SG&A costs in all four periods presented. Those costs increased $59.8 million, or 34% and $100.0 million, or 29% for the three and six months ended March 31, 2006, respectively, largely due to the addition of employees to support our growth. The remaining increases in SG&A of $38.1 million and $65.8 million for the three and six months ended March 31, 2006, respectively, were due in large part to increases in advertising costs, rent expense, property taxes and subdivision maintenance. These increases were due to the growth in our homebuilding operations. Our homebuilding SG&A expense as a percentage of revenues can vary significantly between quarters, depending largely on the relative fluctuations in quarterly revenue levels. Our homebuilding SG&A expense is typically at its highest percentage of revenues in the first two fiscal quarters. Throughout fiscal 2005 and into fiscal 2006, we increased the infrastructure of our homebuilding operations to support the delivery of over 53,000 homes during the twelve months ended March 31, 2006, a 19% increase over the comparable prior year period, and in anticipation of further planned growth in home closings in fiscal 2006. We expect our SG&A expenses as a percentage of revenues to decline later in fiscal 2006 from our first and second quarter levels, due to our expected higher revenues in the third and fourth fiscal quarters. However, we also expect that our SG&A expenses as a percentage of revenue will likely be higher for fiscal 2006 as compared to the prior year.
Interest Expense
Interest incurred related to homebuilding debt increased by 19%, to $92.0 million in the three months ended March 31, 2006, from $77.4 million in the comparable period of 2005, which primarily resulted from a 30% increase in our average daily homebuilding debt from the prior year period. Interest incurred related to homebuilding debt increased by 22%, to $165.6 million in the six months ended March 31, 2006, from $135.9 million in the comparable period of 2005, which primarily resulted from a 26% increase in our average daily homebuilding debt from the prior year period. Interest incurred increased at a slower rate than our debt due to our current year mix of debt being more heavily weighted to our revolving credit facility, which bore interest at a lower rate than our public debt, as well as ongoing efforts to replace our older higher interest rate notes with notes bearing lower interest rates.
We capitalize interest costs only to inventory under construction or development. During both years, our inventory under construction or development exceeded our interest-bearing debt; therefore, we capitalized virtually all interest from homebuilding debt except for the unamortized discounts and fees related to debt we paid off prior to maturity. Interest amortized to cost of sales was 2.3% of total cost of sales in the three months ended March 31, 2006, compared to 2.7% in the same period of 2005. Interest amortized to cost of sales was 2.2% of total cost of sales in the six months ended March 31, 2006, compared to 2.5% in the same period of 2005. In connection with the early redemption of our 9.375% senior notes due 2011, we recorded interest expense of approximately $10.6 million during the three months ended March 31, 2006 for the call premium and the unamortized discount and issuance costs of these redeemed notes.
Other Income
Other income, net of other expenses, associated with homebuilding activities was $5.6 million in the three months ended March 31, 2006, compared to $5.9 million in the comparable period of 2005. Other income, net of other expenses, associated with homebuilding activities was $10.5 million in the six months ended March 31, 2006, compared to $10.9 million in the comparable period of 2005. The major components of other income in both periods were interest income and increases in the fair values of our interest rate swaps.

RESULTS OF OPERATIONS — FINANCIAL SERVICES
The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and six-month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,			Six Months Ended March 31,
			%			%
	2006	2005	Change	2006	2005	Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	8,366	6,619	26%	14,712	12,601	17%
Number of homes closed by D.R. Horton	12,570	10,601	19%	22,461	20,281	11%
Mortgage capture rate	67%	62%		66%	62%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	11,692	8,719	34%	20,490	16,352	25%
Total number of loans originated or brokered by DHI Mortgage	12,304	9,436	30%	21,780	17,717	23%
Captive business percentage	95%	92%		94%	92%
Loans sold by DHI Mortgage to third parties	11,798	7,465	58%	22,613	14,726	54%

	Three Months Ended March 31,			Six Months Ended March 31,
			%			%
	2006	2005	Change	2006	2005	Change
	($ in millions)
Loan origination fees	$13.8	$9.2	50%	$25.2	$17.0	48%
Sale of servicing rights and gains from sale of mortgages	37.0	23.5	57%	68.9	47.0	47%
Other revenues	7.6	6.7	13%	15.0	12.7	18%

Total mortgage banking revenues	58.4	39.4	48%	109.1	76.7	42%
Title policy premiums, net	12.7	10.4	22%	23.3	19.1	22%

Total revenues	71.1	49.8	43%	132.4	95.8	38%
General and administrative expense	49.4	33.9	46%	96.8	66.6	45%
Interest expense	7.8	2.6	200%	15.9	5.0	218%
Other (income)	(13.4)	(6.3)	113%	(27.6)	(13.0)	112%

Income before income taxes	$27.3	$19.6	39%	$47.3	$37.2	27%

FINANCIAL SERVICES OPERATING MARGIN ANALYSIS

	Percentages of Financial Services Revenues
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
General and administrative expense	69.5%	68.1%	73.1%	69.5%
Interest expense	11.0%	5.2%	12.0%	5.2%
Other (income)	(18.8)%	(12.7)%	(20.8)%	(13.6)%
Income before income taxes	38.4%	39.4%	35.7%	38.8%

Mortgage Loan Activity
The volume of loans originated and brokered by our mortgage operations is directly related to the number and value of homes closed by our homebuilding operations. Total first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 26% and 17% in the three and six months ended March 31, 2006, respectively, from the comparable periods of 2005. These increases were greater than the 19% and 11% increases in the number of homes closed in the three and six months ended March 31, 2006, respectively, because our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) increased to 67% and 66% in the respective current year periods, from 62% in both of the comparable prior year periods.
Home closings from our homebuilding operations constituted 95% and 94% of DHI Mortgage loan originations in the three and six months ended March 31, 2006, respectively, compared to 92% in both of the comparable periods of 2005. These increases reflect DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations.
The number of loans sold to third-party investors increased 58% and 54% in the three and six months ended March 31, 2006, respectively, from the comparable periods of 2005. The increase in the six-month period was primarily attributable to the high volume of mortgage loans held at September 30, 2005, most of which were sold in the first quarter of fiscal 2005 and were the result of our homebuilding operations’ significant increase in home closings during the fourth quarter of fiscal 2005, compared to the same period of fiscal 2004. In addition, we implemented more efficient loan sale processes during the three months ended March 31, 2006.
Financial Services Revenues and Expenses
Revenues from the financial services segment increased 43%, to $71.1 million in the three months ended March 31, 2006, from the comparable period of 2005. Revenues from the financial services segment increased 38%, to $132.4 million in the six months ended March 31, 2006, from the comparable period of 2005. The increase in financial services revenues was primarily due to increases in the number of mortgage loans originated and sold, while the average mortgage revenues earned per loan sold remained relatively constant. The majority of the revenues associated with our mortgage operations are recognized when the mortgage loans and related servicing rights are sold to third-party investors.
General and administrative (G&A) expenses associated with financial services increased 46% and 45%, to $49.4 million and $96.8 million in the three and six months ended March 31, 2006, respectively, from the comparable periods of 2005. As a percentage of financial services revenues, G&A expenses in the three-month period ended March 31, 2006 increased by 140 basis points, to 69.5%, from 68.1% in the comparable period of 2005. As a percentage of financial services revenues, G&A expenses in the six-month period ended March 31, 2006 increased by 360 basis points, to 73.1%, from 69.5% in the comparable period of 2005. The largest component of our financial services G&A is employee compensation and related costs, which represented approximately 75% of G&A costs in all four periods presented. Those costs increased $12.2 million, or 48% and $25.1 million, or 51% for the three and six months ended March 31, 2006, respectively, largely due to the addition of employees to support our growth. The increase in general and administrative expenses as a percentage of financial services revenue during the three and six-month periods was due primarily to our efforts to ensure that our financial services infrastructure will support our planned growth in our homebuilding business during the second half of fiscal 2006. Significant quarterly fluctuations in the percentage of financial services general and administrative expense as a percentage of revenues can be expected to occur as our financial services operations are generally staffed at levels sufficient to support our anticipated seasonal higher volume periods.

RESULTS OF OPERATIONS — CONSOLIDATED
Income Before Income Taxes
Income before income taxes for the three months ended March 31, 2006 increased 19% from the comparable period of 2005, to $569.0 million. Income before income taxes for the six months ended March 31, 2006 increased 23% from the comparable period of 2005, to $1,069.2 million. As a percentage of revenues, income before income taxes for the three months ended March 31, 2006 was 15.8%, a decrease of 80 basis points from the comparable period of 2005. As a percentage of revenues, income before income taxes for the six months ended March 31, 2006 was 16.4%, an increase of 30 basis points from the comparable period of 2005. The primary factor contributing to these changes was the homebuilding segment’s pre-tax operating margin, which decreased 80 basis points versus the three months ended March 31, 2005, and increased 30 basis points versus the six months ended March 31, 2005.
Provision for Income Taxes
The consolidated provision for income taxes for the three and six months ended March 31, 2006 increased 18% and 21% from the comparable periods of 2005, to $216.2 million and $406.3 million, respectively, due to the corresponding increase in income before income taxes. The effective income tax rate for the three and six months ended March 31, 2006 decreased to 38.0%, from 38.5% for the comparable periods of 2005, due to the expected tax benefits of the American Jobs Creation Act of 2004, which became effective in our first quarter of fiscal 2006.
CAPITAL RESOURCES AND LIQUIDITY
We fund our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt securities. As we utilize our capital resources and liquidity to fund the growth of our operations, we have focused on maintaining strong balance sheet leverage ratios.
At March 31, 2006, our ratio of net homebuilding debt to total capital was 43.9%, increasing from 32.2% at September 30, 2005, and 42.5% at March 31, 2005. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash divided by total capital net of cash (homebuilding notes payable net of cash plus stockholders’ equity). Homebuilding notes payable does not include the balance of liabilities associated with consolidated land inventory not owned. The increase in our ratio of net homebuilding debt to total capital at March 31, 2006 as compared with the ratio at September 30, 2005 was due to the decrease in cash and the increase in borrowings associated with funding our planned increase in inventory, and was partially offset by the increase in retained earnings. The 43.9% net homebuilding debt to total capital ratio at March 31, 2006 is in line with our targeted fiscal year-end operating leverage level of less than 45%.
We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because the business is separately capitalized, its debt is substantially collateralized and our financial services debt is not guaranteed by our parent company or any of our homebuilding entities. We include cash because of its capital function. For comparison, at March 31, 2006 and 2005, and at September 30, 2005, our ratios of homebuilding debt to total capital without netting cash balances, were 44.9%, 46.1%, and 40.6%, respectively.
We believe that we will be able to continue to fund our homebuilding and financial services operations and our future cash needs (including debt maturities) through a combination of our existing cash resources, cash flows from operations, our existing or renewed credit facilities and the issuance of new debt securities through the public capital markets.
Homebuilding Capital Resources
Cash — At March 31, 2006, our available homebuilding cash and cash equivalents amounted to $206.3 million.

Bank Credit Facility — We have a $2.15 billion unsecured revolving credit facility, which includes a $1.0 billion letter of credit sub-facility, that matures on December 16, 2010. The revolving credit facility has an uncommitted $750 million accordion provision which could be used to increase the facility to $2.9 billion. The facility is guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries. We borrow funds through the revolving credit facility throughout the year to fund working capital requirements, and we repay such borrowings with cash generated from our operations and from the issuance of public debt securities.
We had $1.35 billion in cash borrowings outstanding on our homebuilding revolving credit facility at March 31, 2006 and no outstanding borrowings on the facility at September 30, 2005. Under the debt covenants associated with our revolving credit facility, when we have fewer than two investment grade senior unsecured debt ratings from Moody’s Investors Service, Fitch Ratings and Standard and Poor’s Corporation, our additional homebuilding borrowing capacity under the facility is limited to the lesser of the unused portion of the facility, $690.0 million at March 31, 2006, or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on our revolving credit facility may not exceed certain percentages of the various categories of our unencumbered inventory. Beginning November 7, 2005, we had the two required investment grade debt ratings, so the borrowing base limitation is not currently in effect. On April 5, 2006, we received the investment grade rating from the third rating agency. At March 31, 2006, we were in compliance with all of the covenants, limitations and restrictions that form a part of our public debt obligations and our bank revolving credit facility.
Repayments of Public Unsecured Debt — On March 15, 2006, we redeemed our 9.375% senior notes due 2011 at an aggregate redemption price of approximately $209.4 million, plus accrued interest. Concurrent with the redemption, we recorded interest expense of approximately $10.6 million, representing the call premium and the unamortized discount and issuance costs related to the redeemed notes.
Recently Issued Public Unsecured Debt — In April 2006, we issued $500 million of 6.5% senior notes due 2016 and $250 million of 6.0% senior notes due 2011. We used the proceeds from these offerings for the repayment of borrowings under our revolving credit facility.
Redeemable Public Unsecured Debt — Our 10.5% senior subordinated notes due 2011 become redeemable on July 15, 2006 at their principal amount of $144.8 million plus a 5.25% premium. We are currently evaluating whether to redeem these notes during fiscal 2006, as well as our capital resource requirements if we choose to redeem these notes.
Shelf Registration Statements — At March 31, 2006, we had the capacity to issue new debt or equity securities amounting to $3.0 billion under our universal shelf registration statement. In April 2006, our senior note issuances reduced our capacity under the universal shelf registration statement to $2.25 billion. Also, at March 31, 2006, we had the capacity to issue approximately 22.5 million shares of common stock under our acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.
Financial Services Capital Resources
Cash — At March 31, 2006, we had available financial services cash and cash equivalents of $71.9 million.
Mortgage Warehouse Loan Facility — Our wholly-owned mortgage company has a mortgage warehouse loan facility that matured on April 7, 2006. In addition to its base capacity of $300 million, at various times during fiscal 2005 and in the first six months of fiscal 2006, we obtained additional commitments from our lenders through the facility’s accordion provision and through amendments to the credit agreement. These additional commitments increased the total capacity of the facility to amounts of up to $675 million. The total capacity of the credit facility at March 31, 2006 and September 30, 2005, was $600 million and $675 million, respectively. At March 31, 2006, we had borrowings of $340.0 million outstanding under the mortgage warehouse facility.
At maturity on April 7, 2006, the mortgage warehouse loan facility was amended and restated to extend its maturity date to April 6, 2007. This amendment also changed the available capacity from $600 million to $670 million until May 1, 2006 and then to $540 million thereafter, subject to increases upon consent of the lenders to $750 million under the accordion feature of the credit agreement.
Our borrowing capacity under this facility is limited to the lesser of the unused portion of the facility or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the amount drawn on our mortgage warehouse facility may not exceed 98% of all eligible mortgage loans held for sale and made available to the lenders to secure any borrowings under the facility.
Commercial Paper Conduit Facility — Our wholly-owned mortgage company also has a $500 million commercial paper conduit facility (the “CP conduit facility”), which expires on June 29, 2006. From time to time, we have obtained temporary increases in the capacity of the CP conduit facility up to $700 million to support peak volume periods from homebuilding business. On March 24, 2006, the agreement was amended to bring the total capacity of the facility to $650 million through its maturity on June 29, 2006. At March 31, 2006, we had borrowings of $335.0 million outstanding under the CP conduit facility.
We are evaluating our mortgage subsidiary’s financing needs, and we are planning to amend and extend the CP conduit facility prior to its maturity or ensure sufficient borrowing capacity from other potential debt capital sources.
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
The mortgage warehouse loan facility and the CP conduit facility are not guaranteed by either our parent company or any of the subsidiaries that guarantee our homebuilding debt. Borrowings under both facilities are secured by certain mortgage loans held for sale. The mortgage loans assigned to secure the CP conduit facility are used as collateral for asset backed commercial paper issued by multi-seller conduits in the commercial paper market. At March 31, 2006, our total mortgage loans held for sale were $717.2 million. All mortgage company activities are financed with the mortgage warehouse facility, the CP conduit facility or internally generated funds. Both of our financial services credit facilities contain financial covenants as to our mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required net income. Our mortgage subsidiary is in compliance with all of these covenants.
Operating Cash Flow Activities
For the six months ended March 31, 2006, we used $1.3 billion of cash in our operating activities, as compared to $714.1 million of cash used in such activities during the comparable period of the prior year. The increase in cash used in operating activities was due primarily to our decision to fund inventory growth of $2.4 billion, as compared to inventory growth of $1.3 billion during the same period of fiscal 2005. This inventory growth is expected to support our planned growth in home closings volume in the remainder of fiscal 2006 and future years.
Net income of $662.9 million and a decrease in mortgage loans held for sale of $641.5 million represented our most significant sources of operating cash flows during the six months ended March 31, 2006, partially offsetting the uses of cash to fund inventory growth during the period. The reduction in mortgage loans held for sale was the result of the sale of a record number of loans during the first and second quarters of fiscal 2006, resulting from the record number of loans originated in the fourth quarter of fiscal 2005 and the implementation of more efficient loan sale processes during the second quarter of fiscal 2006.
We expect that the amount of cash used in operating activities for fiscal 2006 will be less than $1.3 billion, due to our expectations of higher net income in the third and fourth quarters of fiscal 2006 relative to our expected inventory growth during the remainder of fiscal 2006.

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
Investing Cash Flow Activities
For the six months ended March 31, 2006 and 2005, cash used in investing activities represented net purchases of property and equipment, primarily model home furniture and office equipment. Such purchases are not significant relative to our total assets or cash flows and typically do not vary significantly from period to period.
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
During the three months ended March 31, 2006, our Board of Directors declared a quarterly cash dividend of $0.10 per common share, which was paid on February 10, 2006 to stockholders of record on January 27, 2006. A quarterly cash dividend of $0.0675 per common share was declared during the three months ended March 31, 2005.
In April 2006, our Board of Directors declared a quarterly cash dividend of $0.10 per common share, payable on May 19, 2006 to stockholders of record on May 5, 2006. A quarterly cash dividend of $0.09 per common share was declared in the comparable quarter of fiscal 2005.
Changes in Capital Structure
In November 2005, our Board of Directors authorized the repurchase of up to $500 million of our common stock and up to $200 million of outstanding debt securities, replacing the previous common stock and debt securities repurchase authorizations. During the six months ended March 31, 2006, we repurchased 1,000,000 shares of our common stock at a total cost of $36.8 million. As of March 31, 2006, we had $463.2 million remaining of the Board of Directors’ authorization for repurchases of common stock and $200 million remaining of the authorization for repurchases of debt securities. We continue to evaluate the amount and timing of our future capital investment alternatives, including common stock repurchases, based on market conditions and other circumstances.
On January 26, 2006, our shareholders approved an amendment to the D.R. Horton, Inc. charter which increased the number of authorized shares of common stock to one billion shares.
OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At March 31, 2006, we had $315.3 million in deposits to purchase land and lots with a total remaining purchase price of $5.8 billion. Only $135.5 million of the total remaining purchase price was subject to specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain contractual obligations. Pursuant to FIN 46, we consolidated certain variable interest entities and other inventory obligations with assets of $175.8 million.
In the normal course of business, we provide standby letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At March 31, 2006, outstanding standby letters of credit and performance bonds, the majority of which mature in less than one year, were $119.9 million and $2.1 billion, respectively.
LAND AND LOT POSITION AND INVENTORY
At March 31, 2006, we controlled approximately 396,000 lots, 52% of which were lots under option or similar contracts. The following is a summary of our land/lot position at March 31, 2006:

Lots owned — developed and under development	191,000
Lots controlled under lot option and similar contracts	205,000

Total land/lots controlled	396,000

Percentage controlled under option	52%

We had a total of approximately 36,000 homes under construction and in inventory at March 31, 2006, including approximately 1,800 model homes and approximately 300 unsold homes that had been completed for more than six months.
The majority of our homebuilding operations is in six states. The following are the percentages of our total value of owned homebuilding inventory in those states:

As of
State	March 31, 2006
Arizona	9%
California	27%
Colorado	7%
Florida	10%
Nevada	8%
Texas	12%

Total	73%

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

SEASONALITY
We have historically experienced variability in our results of operations from quarter to quarter due to the seasonal nature of the homebuilding business. We typically have closed a greater number of homes in our third and fourth fiscal quarters than in our first and second fiscal quarters. As a result, our revenues and net income have been higher in the third and fourth quarters of our fiscal year. In fiscal 2005, 61% of our consolidated revenues and 64% of our net income were attributable to our operations in the third and fourth fiscal quarters. We expect similar seasonal fluctuations in our results of operations to occur in fiscal 2006; however, we can make no assurances that this trend will continue in this or any future fiscal years. The operating results for the three and six-month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.
SAFE HARBOR STATEMENT AND RISKS
Certain statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “projection,” “seek,” “strategy,” “target” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:
•	changes in general economic, real estate construction and other business conditions;

•	changes in interest rates, the availability of mortgage financing or the effective cost of owning a home;

•	the effects of governmental regulations and environmental matters;

•	our substantial debt;

•	competitive conditions within our industry;

•	the availability of capital;

•	our ability to effect our growth strategies successfully; and

•	the uncertainties inherent in warranty and product liability claims matters.
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
Our mortgage company is exposed to interest rate risk associated with its mortgage loan origination services. Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific investor through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party investors. We manage interest rate risk related to uncommitted IRLCs through the use of forward sales of mortgage-backed securities (FMBS) and the purchase of Eurodollar Futures Contracts (EDFC) on certain loan types. FMBS and EDFC related to IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. FMBS and EDFC related to funded, uncommitted loans are designated as fair value hedges, with changes in the value of the derivative instruments recognized in current earnings, along with changes in the value of the funded, uncommitted loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the three months and six months ended March 31, 2006 and 2005 was not significant, is recognized in current earnings. At March 31, 2006, FMBS and EDFC to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $393.0 million. Uncommitted IRLCs, the duration of which was less than six months, totaled approximately $202.9 million, and uncommitted mortgage loans held for sale totaled approximately $184.5 million at March 31, 2006. At March 31, 2006, the fair value of the FMBS, EDFC and IRLCs was an insignificant amount.
The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value of our debt obligations as of March 31, 2006. In addition, the table sets forth the notional amounts, weighted average interest rates and estimated fair market value of our interest rate swaps. At March 31, 2006, the fair value of the interest rate swaps was a $0.2 million asset.

	Six Months
	Ending							Fair value
	September 30,	Fiscal Year Ending September 30,						at
	2006	2007	2008	2009	2010	Thereafter	Total	3/31/06
	($ in millions)
Debt:
Fixed rate	$28.2	$8.9	$221.9	$589.7	$400.0	$2,259.4	$3,508.1	$3,487.0
Average interest rate	8.3%	7.4%	7.6%	7.3%	6.9%	6.6%	6.8%
Variable rate	$675.0	$—	$—	$—	$—	$1,350.0	$2,025.0	$2,025.0
Average interest rate	5.5%	—	—	—	—	5.8%	5.7%

Interest Rate Swaps:
Variable to fixed	$200.0	$200.0	$200.0	$—	$—	$—	$—	$0.2
Average pay rate	5.1%	5.1%	5.0%	—	—	—	—
Average receive rate		90-day LIBOR

ITEM 4. CONTROLS AND PROCEDURES
The Company’s management has long recognized its responsibilities for developing, implementing and monitoring effective and efficient controls and procedures. As part of those responsibilities, as of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) At the Company’s Annual Meeting of Stockholders held on January 26, 2006 (the “Annual Meeting”), the stockholders re-elected each of the seven members of the Board of Directors of the Company to serve until the Company’s next annual meeting of stockholders and until their respective successors are elected and qualified. Ms. Francine I. Neff retired from the Board of Directors at the conclusion of the Annual Meeting and did not stand for re-election. The names of the seven directors, the number of votes cast for and the number of votes withheld were as follows:

Name	Votes For	Votes Withheld
Donald R. Horton	272,398,773	6,424,514
Bradley S. Anderson	269,904,930	8,918,357
Michael R. Buchanan	269,912,630	8,910,657
Richard I. Galland	261,406,770	17,416,517
Michael W. Hewatt	273,150,072	5,673,215
Donald J. Tomnitz	270,554,752	8,268,535
Bill W. Wheat	261,988,819	16,834,468
(b) At the Annual Meeting, the stockholders voted for a proposal to approve the D.R. Horton, Inc. 2006 Stock Incentive Plan. The number of votes cast for and against the proposal and the number of abstentions and broker non-votes were as set forth below. A broker non-vote occurs when a broker or entity that holds shares for a beneficial owner of the shares is unable to vote on the proposal under applicable stock exchange rules because the proposal is considered non-routine and the owner has not provided voting instructions.

			Broker
Votes For	Votes Against	Abstained	Non-Votes
229,428,283	15,909,371	1,517,209	31,968,424
(c) At the Annual Meeting, the stockholders voted for a proposal to approve an amendment to the Company’s Certificate of Incorporation, as amended, increasing the number of authorized shares of common stock to one billion. The number of votes cast for and against the proposal and the number of abstentions were as follows:

Votes For	Votes Against	Abstained
250,286,955	27,075,806	1,460,522
(d) At the Annual Meeting, the stockholders voted against a stockholder proposal concerning an energy efficiency assessment. The number of votes cast for and against the proposal and the number of abstentions and broker non-votes were as follows:

			Broker
Votes For	Votes Against	Abstained	Non-Votes
13,605,120	212,067,929	21,181,812	31,968,426

ITEM 6. EXHIBITS
(a) Exhibits.

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992.(1)

3.2	Amended and Restated Bylaws of the Company are incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the Commission on February 16, 1999.

4.1	Twenty-Fifth Supplemental Indenture, dated as of January 23, 2006, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee.(2)

4.2	Twenty-Sixth Supplemental Indenture, dated as of April 17, 2006, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee.(3)

4.3	Twenty-Seventh Supplemental Indenture, dated as of April 17, 2006, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee.(4)

4.4	Fifth Supplemental Indenture, dated as of January 23, 2006, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee.(5)

4.5	Second Supplemental Indenture, dated as of January 23, 2006, among the Company, the guarantors named therein and U.S. Bank National Association.(6)

4.6	Second Supplemental Indenture, dated as of January 23, 2006, to the Indenture, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee.(7)

10.1+	D.R. Horton, Inc. 2006 Stock Incentive Plan, effective January 26, 2006.(8)

10.2+*	Form of Non-Qualified Stock Option Agreement (Employee — Term Vesting).

10.3+*	Form of Non-Qualified Stock Option Agreement (Director — Term Vesting).

10.4	Eighth Amendment to the Amended and Restated Credit Agreement dated January 30, 2006, by and among DHI Mortgage Company, Ltd., U.S. Bank National Association and the Lenders thereto.(9)

10.5	Tenth Omnibus Amendment to the Master Repurchase Agreement between CH Funding LLC and certain other parties dated February 28, 2006.(10)

10.6	Eleventh Omnibus Amendment to the Master Repurchase Agreement between CH Funding LLC and certain other parties dated March 24, 2006.(11)

10.7	Ninth Amendment to the Amended and Restated Credit Agreement between DHI Mortgage Company, Ltd. and certain other parties dated March 24, 2006.(12)

10.8	Second Amended and Restated Credit Agreement between DHI Mortgage Company, Ltd. and U.S. Bank National Association dated April 7, 2006.(13)

10.9+	Summary of Bonus Payments to Certain Executive Officers.(14)

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, is filed herewith.

31.2*	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.1*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer, is filed herewith.

32.2*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer, is filed herewith.

*	Filed herewith.

+	Management compensatory plan.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(3)	Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 11, 2006 and filed with the SEC on April 13, 2006.

(4)	Incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 11, 2006 and filed with the SEC on April 13, 2006.

(5)	Incorporated by reference from Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(6)	Incorporated by reference from Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(7)	Incorporated by reference from Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(8)	Incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(9)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2006 and filed with the SEC on February 1, 2006.

(10)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2006 and filed with the SEC on March 3, 2006.

(11)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 24, 2006 and filed with the SEC on March 30, 2006.

(12)	Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 24, 2006 and filed with the SEC on March 30, 2006.

(13)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 7, 2006 and filed with the SEC on April 11, 2006.

(14)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 17, 2006 and filed with the SEC on April 21, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.

Date: May 5, 2006	By:	/s/ Bill W. Wheat

Bill W. Wheat, on behalf of D.R. Horton, Inc., as Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)