Form 10-Q
period 2006-06-30
HORTON D R INC /DE/
filed 2006-08-08
CIK 882184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $.01 par value — 313,116,035 shares as of August 3, 2006

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2006	2005
	(In millions)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$100.3	$1,111.6
Inventories:
Construction in progress and finished homes	5,298.6	3,105.9
Residential land and lots — developed and under development	6,462.1	5,174.3
Land held for development	102.3	6.2
Consolidated land inventory not owned	142.4	200.4

	12,005.4	8,486.8
Property and equipment (net)	130.7	107.2
Earnest money deposits and other assets	760.8	756.0
Goodwill	578.9	578.9

	13,576.1	11,040.5

Financial Services:
Cash and cash equivalents	59.8	38.2
Mortgage loans held for sale	846.1	1,358.7
Other assets	77.7	77.4

	983.6	1,474.3

Total assets	$14,559.7	$12,514.8

LIABILITIES
Homebuilding:
Accounts payable	$957.4	$820.7
Accrued expenses and other liabilities	1,004.2	1,196.9
Notes payable	5,489.7	3,660.1

	7,451.3	5,677.7

Financial Services:
Accounts payable and other liabilities	24.4	24.0
Notes payable to financial institutions	724.3	1,249.5

	748.7	1,273.5

	8,200.0	6,951.2

Minority interests	145.6	203.2

STOCKHOLDERS’ EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 316,572,187 shares issued and 312,919,387 shares outstanding at June 30, 2006 and 315,591,668 shares issued and 312,938,868 shares outstanding at September 30, 2005	3.2	3.2
Additional capital	1,650.3	1,624.8
Retained earnings	4,656.3	3,791.3
Treasury stock, 3,652,800 shares at June 30, 2006 and 2,652,800 shares at September 30, 2005, at cost	(95.7)	(58.9)

	6,214.1	5,360.4

Total liabilities and stockholders’ equity	$14,559.7	$12,514.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In millions, except per share data)
		(Unaudited)
Homebuilding:
Revenues:
Home sales	$3,581.4	$3,277.1	$9,842.7	$8,432.9
Land/lot sales	12.2	32.4	119.2	177.5

	3,593.6	3,309.5	9,961.9	8,610.4

Cost of sales:
Home sales	2,788.7	2,413.7	7,400.6	6,279.8
Land/lot sales	6.7	17.0	46.2	105.4

	2,795.4	2,430.7	7,446.8	6,385.2

Gross profit:
Home sales	792.7	863.4	2,442.1	2,153.1
Land/lot sales	5.5	15.4	73.0	72.1

	798.2	878.8	2,515.1	2,225.2

Selling, general and administrative expense	356.4	302.0	1,046.9	826.7
Interest expense	—	—	15.0	—
Other (income)	(2.9)	(0.5)	(13.4)	(11.4)

	444.7	577.3	1,466.6	1,409.9

Financial Services:
Revenues	74.2	60.7	206.6	156.5
General and administrative expense	50.8	38.5	147.6	105.1
Interest expense	8.7	4.1	24.7	9.1
Other (income)	(12.8)	(9.0)	(40.4)	(22.0)

	27.5	27.1	74.7	64.3

Income before income taxes	472.2	604.4	1,541.3	1,474.2
Provision for income taxes	179.4	232.7	585.7	567.5

Net income	$292.8	$371.7	$955.6	$906.7

Basic net income per common share	$0.94	$1.19	$3.06	$2.91

Net income per common share assuming dilution	$0.93	$1.17	$3.02	$2.85

Cash dividends declared per common share	$0.10	$0.09	$0.29	$0.2175

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended June 30,
	2006	2005
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES
Net income	$955.6	$906.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	40.7	39.2
Amortization of debt premiums, discounts and fees	3.6	3.1
Stock option compensation expense	8.1	—
Income tax benefit from stock option exercises	(8.2)	—
Loss on redemption of 9.375% senior notes	10.6	—
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(2,192.7)	(1,066.8)
Increase in residential land and lots — developed, under development and held for development	(1,345.1)	(937.0)
Decrease (increase) in earnest money deposits and other assets	25.5	(133.3)
Decrease (increase) in mortgage loans held for sale	512.6	(205.4)
(Decrease) increase in accounts payable and other liabilities	(74.8)	292.6

NET CASH USED IN OPERATING ACTIVITIES	(2,064.1)	(1,100.9)

INVESTING ACTIVITIES
Net purchases of property and equipment	(66.2)	(44.7)

NET CASH USED IN INVESTING ACTIVITIES	(66.2)	(44.7)

FINANCING ACTIVITIES
Proceeds from notes payable	4,829.2	2,344.0
Repayment of notes payable	(3,577.9)	(1,497.8)
Purchase of treasury stock	(36.8)	—
Proceeds from stock associated with certain employee benefit plans	8.5	21.5
Income tax benefit from exercise of stock options	8.2	—
Cash dividends paid	(90.6)	(68.3)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,140.6	799.4

DECREASE IN CASH AND CASH EQUIVALENTS	(989.7)	(346.2)
Cash and cash equivalents at beginning of period	1,149.8	518.0

Cash and cash equivalents at end of period	$160.1	$171.8

Supplemental disclosures of noncash activities:
Notes payable issued for inventory	$38.8	$17.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2006
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires), as well as certain variable interest entities required to be consolidated pursuant to Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended (FIN 46), issued by the Financial Accounting Standards Board (FASB). All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. These financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005.
Seasonality - Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and nine-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.
Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
Business - The Company is a national homebuilder that is engaged primarily in the construction and sale of single-family housing in 83 markets and 27 states in the United States at June 30, 2006. The Company designs, builds and sells single-family detached houses on lots developed by the Company and on finished lots which it purchases, ready for home construction. To a lesser extent, the Company also builds and sells attached homes. Periodically, the Company sells land and lots it has developed or bought. The Company also provides title agency and mortgage brokerage services, principally to its homebuyers. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.
NOTE B — SEGMENT INFORMATION
The Company’s reportable business segments consist of homebuilding and financial services. Homebuilding is the Company’s core business, generating 98% of consolidated revenues during the nine months ended June 30, 2006 and 2005. Homebuilding operations also generated 95% and 96% of consolidated income before income taxes during the nine-month periods ended June 30, 2006 and 2005, respectively. The homebuilding reporting segment is comprised of the aggregate of the Company’s regional homebuilding operations and generates most of its revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.
NOTE C — EARNINGS PER SHARE
Basic earnings per share for the three and nine months ended June 30, 2006 and 2005 is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2006
The following table sets forth the denominators used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)
Denominator for basic earnings per share— weighted average common shares	312.8	312.4	312.7	312.0
Effect of dilutive securities:
Employee stock options	3.0	5.9	4.0	5.8

Denominator for diluted earnings per share— adjusted weighted average common shares	315.8	318.3	316.7	317.8

Options to purchase 3.0 million shares of common stock during the three and nine months ended June 30, 2006 were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, their effect would be antidilutive. All options outstanding during the three and nine months ended June 30, 2005 were included in the computation of diluted earnings per share.
NOTE D — CONSOLIDATED LAND INVENTORY NOT OWNED
In the ordinary course of its homebuilding business, the Company enters into land and lot option purchase contracts to procure land or lots for the construction of homes. Under such option purchase contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of the option deposits are not refundable at the Company’s discretion. Under the requirements of FIN 46, certain of the Company’s option purchase contracts result in the creation of a variable interest in the entity holding the land parcel under option.
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
The consolidation of these variable interest entities and other inventory obligations added $142.4 million in land inventory not owned and minority interests related to entities not owned to the Company’s balance sheet at June 30, 2006. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $21.8 million and performance letters of credit, promissory notes and surety bonds totaling $5.4 million. Creditors of these variable interest entities have no recourse against the Company.
At June 30, 2006, including the deposits with the variable interest entities above, the Company had deposits amounting to $248.4 million to purchase land and lots with a total remaining purchase price of $5.0 billion. For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits, which totaled $168.0 million at June 30, 2006.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2006
NOTE E — NOTES PAYABLE
The Company’s notes payable at their principal amounts, net of unamortized discount or premium, as applicable, consist of the following:

	June 30,	September 30,
	2006	2005
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility due 2010	$1,250.0	$—
7.5% senior notes due 2007	215.0	215.0
5% senior notes due 2009, net	199.7	199.6
8% senior notes due 2009, net	384.2	384.1
4.875% senior notes due 2010, net	248.9	248.7
9.75% senior subordinated notes due 2010, net	149.4	149.3
7.875% senior notes due 2011, net	199.0	198.8
9.375% senior subordinated notes due 2011, net	—	199.8
6% senior notes due 2011, net	249.4	—
10.5% senior subordinated notes due 2011, net	149.5	150.2
8.5% senior notes due 2012, net	248.6	248.4
5.375% senior notes due 2012	300.0	300.0
6.875% senior notes due 2013	200.0	200.0
5.875% senior notes due 2013	100.0	100.0
6.125% senior notes due 2014, net	197.6	197.4
5.625% senior notes due 2014, net	248.2	248.1
5.25% senior notes due 2015, net	297.9	297.8
5.625% senior notes due 2016, net	297.6	297.5
6.5% senior notes due 2016, net	499.0	—
Other secured	55.7	25.4

	$5,489.7	$3,660.1

Financial Services:
Mortgage warehouse facility due 2007	$424.3	$549.5
Commercial paper conduit facility due 2007	300.0	700.0

	$724.3	$1,249.5

On June 13, 2006, the Company filed with the Securities and Exchange Commission an automatically effective universal shelf registration statement registering debt and equity securities which the Company may issue from time to time in amounts to be determined.
Homebuilding:
In December 2005, the Company entered into a $2.15 billion unsecured revolving credit facility, which includes a $1.0 billion letter of credit sub-facility. The revolving credit facility has an uncommitted $750 million accordion feature which could be used to increase the facility to $2.9 billion. The new credit facility, which matures on December 16, 2010, replaced the Company’s previous $1.21 billion credit facility. The Company’s borrowing capacity under the new facility is reduced by the amount of letters of credit outstanding. At June 30, 2006, the Company’s borrowing capacity under the facility was $781.8 million. The facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of homebuilding debt to total capitalization and its senior unsecured debt rating. The interest rate applicable to the revolving credit facility at June 30, 2006 was 6.2% per annum. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2006
On March 15, 2006, the Company redeemed its 9.375% senior subordinated notes due 2011 at an aggregate redemption price of approximately $209.4 million, plus accrued interest. Concurrent with the redemption, the Company recorded interest expense of approximately $10.6 million, representing the call premium and the unamortized discount and fees related to the redeemed notes.
In April 2006, the Company issued $500 million principal amount of 6.5% senior notes due April 15, 2016 and $250 million principal amount of 6.0% senior notes due April 15, 2011. The notes, which were issued as separate series with interest payable semi-annually, represent unsecured obligations of the Company. The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments on the redemption date, discounted at a rate equal to the yield to maturity of a United States Treasury security with a comparable maturity, plus 25 basis points (0.25%) with respect to the $500 million senior notes, and plus 20 basis points (0.20%) with respect to the $250 million senior notes, plus, in each case, accrued interest. The annual effective interest rate of the $500 million senior notes and the $250 million senior notes, after giving effect to the amortization of deferred financing costs is 6.6% and 6.2%, respectively. The Company used the proceeds from these offerings for the repayment of borrowings under the revolving credit facility.
In June 2006, the Company called for redemption its 10.5% senior subordinated notes due 2011. The notes, which were originally issued by Schuler Homes, Inc. and were assumed by the Company in its merger with Schuler in February 2002, were redeemed on July 15, 2006 at an aggregate price of approximately $152.4 million, plus accrued interest. Concurrent with the redemption, the Company recorded interest expense of approximately $2.8 million, representing the call premium, net of the unamortized premium related to the redeemed notes.
The revolving credit facility and the indentures governing the senior subordinated notes impose restrictions on the Company’s operations and activities. The most significant restrictions relate to limits on investments, cash dividends, stock repurchases and other restricted payments, incurrence of indebtedness, creation of liens and asset dispositions, and require maintenance of certain levels of leverage, interest coverage and tangible net worth. In addition, the indentures governing the senior notes impose restrictions on the creation of liens.
The indentures governing approximately $2.0 billion of the senior notes provided for the termination of specified covenants upon the Company’s attainment of investment grade ratings from both Standard & Poor’s Ratings Group and Moody’s Investors Service Inc. These covenants included restrictions on cash dividends, stock repurchases and other restricted payments, incurrence of indebtedness and asset dispositions. The Company achieved both of the required ratings as of April 2006. As a result, the foregoing restrictions have ceased to apply with respect to these senior notes and will not apply in the future with respect to them even if the Company’s ratings change.
At June 30, 2006, under the most restrictive covenants in effect, cash dividend payments for the remainder of fiscal 2006 were limited to $615.0 million, and a maximum of $1.8 billion was available for all restricted payments in the future.
Financial Services:
The Company’s mortgage subsidiary has a mortgage warehouse loan facility. Upon its maturity in April 2006, the loan agreement was amended and restated to extend its maturity date to April 6, 2007. This amendment also changed the total capacity of the mortgage warehouse loan facility from $600 million to $670 million until May 1, 2006 and then to $540 million thereafter, subject to increases upon consent of the lenders to $750 million under the accordion feature of the credit agreement.
The mortgage warehouse facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of its homebuilding debt. The borrowing capacity under this facility is limited to the lesser of the unused portion of the facility or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the amount drawn on the facility may not exceed 98% of all

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2006
eligible mortgage loans held for sale and made available to the lenders to secure any borrowings under the facility. Borrowings bear daily interest at the 30-day LIBOR rate plus a fixed premium. The interest rate of the mortgage warehouse facility at June 30, 2006 was 6.1% per annum.
The Company’s mortgage subsidiary also has a commercial paper conduit facility (the “CP conduit facility”). Upon its maturity in June 2006, the loan agreement was amended and restated, increasing the total capacity of the CP conduit facility from $650 million to $1.2 billion. The new agreement expires June 27, 2009, subject to the annual renewal of the 364-day backup liquidity feature.
The CP conduit facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of its homebuilding debt. The mortgage loans assigned to secure the CP conduit facility are used as collateral for asset-backed commercial paper issued by multi-seller conduits in the commercial paper market. The interest rate of the CP conduit facility at June 30, 2006 was 5.6% per annum.
NOTE F — HOMEBUILDING INTEREST
The Company capitalizes homebuilding interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, charged to cost of sales and expensed directly during the three and nine-month periods ended June 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)
Capitalized interest, beginning of period	$246.8	$189.7	$200.6	$152.7
Interest incurred — homebuilding	85.4	68.8	251.0	204.7
Interest expensed:
Directly — homebuilding	—	—	(15.0)	—
Amortized to cost of sales	(60.1)	(59.7)	(164.5)	(158.6)

Capitalized interest, end of period	$272.1	$198.8	$272.1	$198.8

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
Changes in the Company’s warranty liability were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)
Warranty liability, beginning of period	$124.7	$100.9	$121.6	$96.0
Warranties issued	18.8	17.2	51.7	44.5
Changes in liability for pre-existing warranties	(1.8)	(1.2)	(7.7)	(3.3)
Settlements made	(13.3)	(10.9)	(37.2)	(31.2)

Warranty liability, end of period	$128.4	$106.0	$128.4	$106.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2006
NOTE H — MORTGAGE LOANS
Mortgage Loans - Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Loans that have been closed but not committed to a third-party investor are matched with either forward sales of mortgage-backed securities (FMBS) or Eurodollar Futures Contracts (EDFC) that are designated as fair value hedges. Hedged loans are either committed to third-party investors within three days of origination or pooled and committed in bulk to third-party investors typically within 30 days of origination. The notional amounts of the FMBS and the EDFC used to hedge mortgage loans held for sale can vary in relationship to the underlying loan amounts, depending on the typical movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the three and nine months ended June 30, 2006 and 2005 was not significant, is recognized in current earnings. As of June 30, 2006, the Company had $193.3 million in loans not committed to third-party investors which were hedged with $336.2 million of FMBS and EDFC.
Loan Commitments - To meet the financing needs of its customers, the Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value. At June 30, 2006, the Company’s IRLCs totaled $966.9 million.
The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments, FMBS and the purchase of EDFC. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. As of June 30, 2006, the Company had approximately $625.1 million of best-efforts whole loan delivery commitments and $267.8 million outstanding of FMBS and EDFC related to its IRLCs.
In an effort to stimulate home sales by potentially offering homebuyers a below market interest rate on their home financing, the Company began a program during the three months ended June 30, 2006, which protects the Company from future increases in interest rates related to potential mortgage originations of approximately $766 million. To accomplish this, the Company purchases forward rate agreements (FRAs) and economic interest rate hedges in the form of FMBS and put options on both EDFC and mortgage-backed securities (MBS). At June 30, 2006, the notional amount of the FRAs was $445 million, while economic interest rate hedges totaled $2.3 billion in EDFC put options, $143 million in MBS put options and $51 million of FMBS, hedging a notional principal of $321 million in mortgage loan commitments. Both the FRAs and economic interest rate hedges have various maturities not exceeding twelve months. These instruments are also considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. The gains and losses for the three and nine months ended June 30, 2006 were not significant.
NOTE I — STOCKHOLDERS’ EQUITY
During the three months ended June 30, 2006, the Board of Directors declared a quarterly cash dividend of $0.10 per common share, which was paid on May 19, 2006 to stockholders of record on May 5, 2006. A quarterly cash dividend of $0.09 per common share was declared during the three months ended June 30, 2005.
On June 13, 2006, the Company filed with the Securities and Exchange Commission an automatically effective universal shelf registration statement registering debt and equity securities which the Company may issue from time to time in amounts to be determined. Also, at June 30, 2006, the Company had the capacity to issue approximately 22.5 million shares of common stock under its acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2006
In November 2005, the Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock, replacing the previous common stock repurchase authorization. During the nine months ended June 30, 2006, the Company repurchased 1,000,000 shares of its common stock at a total cost of $36.8 million, all of which occurred during the three months ended December 31, 2005. As of June 30, 2006, the Company had $463.2 million remaining of the Board of Directors’ authorization for repurchases of common stock.
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
SFAS No. 123(R) was adopted using the modified prospective method. Under this method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The fair values of the options are calculated using a Black-Scholes option pricing model. Results of prior periods have not been restated. For the three and nine months ended June 30, 2006, the Company’s compensation expense related to stock option grants was $3.2 million and $8.1 million, respectively. At June 30, 2006, there was $73.8 million of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 7.7 years. In addition, SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash flow rather than an operating cash flow as previously reported.
SFAS No. 123(R) requires disclosure of pro forma information for periods prior to the adoption. The following table sets forth the effect on net income and earnings per share as if SFAS No. 123(R) had been applied to the three and nine-month periods ended June 30, 2005:

	Three Months Ended	Nine Months Ended
	June 30, 2005	June 30, 2005
	(In millions, except per share data)
Net income as reported	$371.7	$906.7
Total stock-based employee compensation expense determined under fair value based method, net of tax	(1.9)	(5.9)

Pro forma net income	$369.8	$900.8

Reported basic earnings per share	$1.19	$2.91

Pro forma basic earnings per share	$1.18	$2.89

Reported diluted earnings per share	$1.17	$2.85

Pro forma diluted earnings per share	$1.16	$2.83

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2006
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

	Nine Months Ended June 30, 2006
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contract Life	Value
	Options	Price	(Years)	(In millions)
Stock Options
Outstanding at beginning of period	13,965,644	$11.55	6.0
Granted	3,005,500	29.44
Exercised	(918,480)	6.65
Canceled	(1,102,540)	14.22

Outstanding at end of period	14,950,124	$15.25	6.2	$145.4

Exercisable at end of period	4,419,079	$9.06	4.4	$65.2

The total intrinsic value of options exercised during the nine months ended June 30, 2006 and 2005 was $24.6 million and $37.7 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
A summary of the Company’s nonvested options as of and for the nine-month period ended June 30, 2006 is as follows:

		Weighted
		Average
		Grant-Date
	Options	Fair Value
Nonvested at beginning of period	9,527,341	$7.52
Granted	3,005,500	14.85
Vested	(905,188)	7.24
Canceled	(1,096,608)	8.05

Nonvested at end of period	10,531,045	$9.59

On January 26, 2006, the Company’s shareholders approved the D.R. Horton, Inc. 2006 Stock Incentive Plan, which replaced the Company’s 1991 Stock Incentive Plan. The aggregate number of shares available under the 2006 Stock Incentive Plan includes the new authorization of 28.0 million shares, plus approximately 1.9 million shares that remained available for awards under the 1991 Stock Incentive Plan on that date. Total shares available for awards under the 2006 Stock Incentive Plan are subject to increase by subsequent specified terminations of awards under the 1991 Stock Incentive Plan that were outstanding on January 26, 2006. For awards other than options or stock appreciation rights, the shares available for issuance under the 2006 Stock Incentive Plan will be reduced at the rate of 1.75 shares for each share subject to the award.
On May 2, 2006, the Compensation Committee of the Company’s Board of Directors granted stock options to the Company’s executive officers, other officers and certain of its employees, and the Company’s Board of Directors granted stock options to its outside directors, to purchase approximately 3.0 million shares of its common stock, at a price of $29.44 per share, the closing market price of its common stock on the date of grant.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2006
The weighted average fair value of grants made in the nine months ended June 30, 2006 was $14.85 per share. The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

Risk free interest rate	4.89%
Expected life (in years)	7.74
Expected volatility	44.63%
Expected dividend yield	1.00%
At June 30, 2006, a total of 27.8 million shares remained available for awards under the 2006 Stock Incentive Plan.
NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48, however it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting by allowing the Company the option to carry mortgage servicing rights at fair value. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. Since the Company does not retain the servicing rights when it sells its mortgage loans held for sale, the adoption of SFAS No. 156 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
In December 2004, the FASB issued Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). The American Jobs Creation Act, which was signed into law in October 2004, provides a tax deduction on qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. The tax benefit resulting from the new deduction was effective beginning in the Company’s first quarter of fiscal 2006, and is reflected in the effective income tax rate of 38.0% for the three and nine months ended June 30, 2006, reduced from 38.5% for the comparable periods of fiscal 2005. The Company is continuing to evaluate the impact of this law on its future

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2006
financial statements and currently estimates the fiscal 2006 reduction in its federal income tax rate from fiscal 2005 will be in the range of 0.50% to 0.75% of taxable income.
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
Management believes that, while the outcome of such contingencies cannot be predicted with certainty, the liabilities arising from these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds management’s estimates reflected in the reserves relating to such matter, the Company could incur additional charges that could be significant.
In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At June 30, 2006, the Company had cash deposits of $223.2 million, promissory notes of $14.8 million, and letters of credit and surety bonds of $10.4 million to purchase land and lots with a total remaining purchase price of $5.0 billion. Only $128.7 million of the $5.0 billion in land and lot option purchase contracts contain specific performance clauses which may require the Company to purchase the land or lots upon the land seller meeting certain obligations. The majority of land and lots under contract are expected to be purchased within three years.
During the three and nine-month periods ended June 30, 2006, the Company wrote off $57.1 million and $67.6 million, respectively, of earnest money and due diligence costs related to land and lot purchase option contracts for which the Company does not intend to exercise its option to purchase the land or lots. Write-offs of earnest money and due diligence costs in the comparable three and nine-month periods of 2005 were $3.5 million and $7.9 million, respectively.
Additionally, in the normal course of its business activities, the Company provides standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At June 30, 2006, outstanding standby letters of credit were $131.6 million and surety bonds were $2.3 billion.
NOTE M — OTHER EVENTS
The staff of the Securities and Exchange Commission (SEC Staff) recently conducted a review of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and Quarterly Reports on Form 10-Q for the respective quarters ended December 31, 2005 and March 31, 2006 and issued a letter commenting on certain aspects of those reports. The Company believes that all matters addressed in the comment letter have been resolved, with one exception. The SEC Staff has requested additional documentation and information regarding the Company’s historical reporting of its operating segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has provided supporting documentation and information and is awaiting further response from the SEC Staff. The Company believes that this matter will not affect the Company’s previously reported consolidated financial position, results of operations or cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2006
NOTE N — SUMMARIZED FINANCIAL INFORMATION
All of the Company’s senior and senior subordinated notes and the $2.15 billion unsecured revolving credit facility are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s direct and indirect subsidiaries (collectively, Guarantor Subsidiaries), other than financial services subsidiaries and certain other inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.
Certain balances in the following Consolidating Statement of Income and Consolidating Statement of Cash Flows for the three and nine months ended June 30, 2005 have been revised to conform with the current presentation and the presentation in the Company’s consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005. These revisions primarily consist of separate reporting of equity in income of subsidiaries and other income/expense in the Consolidating Statement of Income and the reclassification of equity in income of subsidiaries from cash flows from financing activities to cash flows from operating activities in the Consolidating Statement of Cash Flows. Such reclassifications on the Statement of Cash Flows resulted in a decrease in operating cash flows and an increase in financing cash flows for the D.R. Horton, Inc. column of $732.2 million for the nine months ended June 30, 2005.
Consolidating Balance Sheet
June 30, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$—	$96.5	$64.9	$(1.3)	$160.1
Investments in subsidiaries	3,280.3	—	—	(3,280.3)	—
Inventories	3,379.7	8,462.1	163.6	—	12,005.4
Property and equipment (net)	40.2	72.5	18.0	—	130.7
Earnest money deposits and other assets	416.4	339.9	103.5	(21.3)	838.5
Mortgage loans held for sale	—	—	846.1	—	846.1
Goodwill	—	578.9	—	—	578.9
Intercompany receivables	5,441.0	—	—	(5,441.0)	—

Total Assets	$12,557.6	$9,549.9	$1,196.1	$(8,743.9)	$14,559.7

LIABILITIES & EQUITY
Accounts payable and other liabilities	$863.1	$1,051.5	$94.0	$(22.6)	$1,986.0
Intercompany payables	—	5,399.5	41.5	(5,441.0)	—
Notes payable	5,480.4	9.3	724.3	—	6,214.0

Total Liabilities	6,343.5	6,460.3	859.8	(5,463.6)	8,200.0

Minority interests	—	—	145.6	—	145.6

Total Equity	6,214.1	3,089.6	190.7	(3,280.3)	6,214.1

Total Liabilities & Equity	$12,557.6	$9,549.9	$1,196.1	$(8,743.9)	$14,559.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2006
NOTE N — SUMMARIZED FINANCIAL INFORMATION — (Continued)
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2006
NOTE N — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Income
Three Months Ended June 30, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues:
Home sales	$742.4	$2,832.0	$7.0	$—	$3,581.4
Land/lot sales	4.3	7.9	—	—	12.2

	746.7	2,839.9	7.0	—	3,593.6

Cost of sales:
Home sales	553.3	2,231.1	4.3	—	2,788.7
Land/lot sales	3.1	3.6	—	—	6.7

	556.4	2,234.7	4.3	—	2,795.4

Gross profit:
Home sales	189.1	600.9	2.7	—	792.7
Land/lot sales	1.2	4.3	—	—	5.5

	190.3	605.2	2.7	—	798.2

Selling, general and administrative expense	123.7	230.2	2.5	—	356.4
Equity in income of subsidiaries	(403.4)	—	—	403.4	—
Other (income) expense	(2.2)	(1.5)	0.8	—	(2.9)

	472.2	376.5	(0.6)	(403.4)	444.7

Financial Services:
Revenues	—	—	74.2	—	74.2
General and administrative expense	—	—	50.8	—	50.8
Interest expense	—	—	8.7	—	8.7
Other (income)	—	—	(12.8)	—	(12.8)

	—	—	27.5	—	27.5

Income before income taxes	472.2	376.5	26.9	(403.4)	472.2
Provision for income taxes	179.4	143.1	10.2	(153.3)	179.4

Net income	$292.8	$233.4	$16.7	$(250.1)	$292.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2006
NOTE N — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Income
Nine Months Ended June 30, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues:
Home sales	$2,195.7	$7,635.7	$11.3	$—	$9,842.7
Land/lot sales	42.5	76.7	—	—	119.2

	2,238.2	7,712.4	11.3	—	9,961.9

Cost of sales:
Home sales	1,508.3	5,885.6	6.7	—	7,400.6
Land/lot sales	11.1	35.1	—	—	46.2

	1,519.4	5,920.7	6.7	—	7,446.8

Gross profit:
Home sales	687.4	1,750.1	4.6	—	2,442.1
Land/lot sales	31.4	41.6	—	—	73.0

	718.8	1,791.7	4.6	—	2,515.1

Selling, general and administrative expense	328.8	711.0	7.1	—	1,046.9
Equity in income of subsidiaries	(1,157.1)	—	—	1,157.1	—
Interest expense	15.0	—	—	—	15.0
Other (income)	(9.2)	(2.8)	(1.4)	—	(13.4)

	1,541.3	1,083.5	(1.1)	(1,157.1)	1,466.6

Financial Services:
Revenues	—	—	206.6	—	206.6
General and administrative expense	—	—	147.6	—	147.6
Interest expense	—	—	24.7	—	24.7
Other (income)	—	—	(40.4)	—	(40.4)

	—	—	74.7	—	74.7

Income before income taxes	1,541.3	1,083.5	73.6	(1,157.1)	1,541.3
Provision for income taxes	585.7	411.7	28.0	(439.7)	585.7

Net income	$955.6	$671.8	$45.6	$(717.4)	$955.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2006
NOTE N — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Income
Three Months Ended June 30, 2005

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues:
Home sales	$743.1	$2,528.7	$5.3	$—	$3,277.1
Land/lot sales	14.4	18.0	—	—	32.4

	757.5	2,546.7	5.3	—	3,309.5

Cost of sales:
Home sales	496.2	1,913.7	3.8	—	2,413.7
Land/lot sales	6.7	10.3	—	—	17.0

	502.9	1,924.0	3.8	—	2,430.7

Gross profit:
Home sales	246.9	615.0	1.5	—	863.4
Land/lot sales	7.7	7.7	—	—	15.4

	254.6	622.7	1.5	—	878.8
Selling, general and administrative expense	121.8	174.5	1.8	3.9	302.0
Equity in income of subsidiaries	(472.1)	—	—	472.1	—
Other (income) expense	0.5	(0.5)	(0.5)	—	(0.5)

	604.4	448.7	0.2	(476.0)	577.3

Financial Services:
Revenues	—	—	60.7	—	60.7
General and administrative expense	—	—	42.4	(3.9)	38.5
Interest expense	—	—	4.1	—	4.1
Other (income)	—	—	(9.0)	—	(9.0)

	—	—	23.2	3.9	27.1

Income before income taxes	604.4	448.7	23.4	(472.1)	604.4
Provision for income taxes	232.7	172.9	8.9	(181.8)	232.7

Net income	$371.7	$275.8	$14.5	$(290.3)	$371.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2006
NOTE N — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Income
Nine Months Ended June 30, 2005

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues:
Home sales	$1,843.2	$6,551.6	$38.1	$—	$8,432.9
Land/lot sales	119.1	58.4	—	—	177.5

	1,962.3	6,610.0	38.1	—	8,610.4

Cost of sales:
Home sales	1,284.4	4,969.6	25.8	—	6,279.8
Land/lot sales	75.1	30.3	—	—	105.4

	1,359.5	4,999.9	25.8	—	6,385.2

Gross profit:
Home sales	558.8	1,582.0	12.3	—	2,153.1
Land/lot sales	44.0	28.1	—	—	72.1

	602.8	1,610.1	12.3	—	2,225.2
Selling, general and administrative expense	321.2	489.8	5.5	10.2	826.7
Equity in income of subsidiaries	(1,190.6)	—	—	1,190.6	—
Other (income)	(2.0)	(8.8)	(0.6)	—	(11.4)

	1,474.2	1,129.1	7.4	(1,200.8)	1,409.9

Financial Services:
Revenues	—	—	156.5	—	156.5
General and administrative expense	—	—	115.3	(10.2)	105.1
Interest expense	—	—	9.1	—	9.1
Other (income)	—	—	(22.0)	—	(22.0)

	—	—	54.1	10.2	64.3

Income before income taxes	1,474.2	1,129.1	61.5	(1,190.6)	1,474.2
Provision for income taxes	567.5	434.9	23.5	(458.4)	567.5

Net income	$906.7	$694.2	$38.0	$(732.2)	$906.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2006
NOTE N — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(883.0)	$(1,762.5)	$582.7	$(1.3)	$(2,064.1)

INVESTING ACTIVITIES
Net purchases of property and equipment	(17.1)	(45.0)	(4.1)	—	(66.2)

Net cash used in investing activities	(17.1)	(45.0)	(4.1)	—	(66.2)

FINANCING ACTIVITIES
Net change in notes payable	1,776.7	(0.2)	(525.2)	—	1,251.3
Net change in intercompany receivables/payables	(1,492.5)	1,523.2	(30.7)	—	—
Purchase of treasury stock	(36.8)	—	—	—	(36.8)
Proceeds from stock associated with certain employee benefit plans	8.5	—	—	—	8.5
Income tax benefit from exercise of stock options	8.2	—	—	—	8.2
Cash dividends paid	(90.6)	—	—	—	(90.6)

Net cash provided by (used in) financing activities	173.5	1,523.0	(555.9)	—	1,140.6

(Decrease) increase in cash and cash equivalents	(726.6)	(284.5)	22.7	(1.3)	(989.7)
Cash and cash equivalents at beginning of period	726.6	381.0	42.2	—	1,149.8

Cash and cash equivalents at end of period	$—	$96.5	$64.9	$(1.3)	$160.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2006
NOTE N — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2005

	D.R.
	Horton, Inc.	Guarantor	Non-Guarantor	Eliminations
	(Revised)	Subsidiaries	Subsidiaries	(Revised)	Total
	(In millions)
OPERATING ACTIVITIES
Net cash used in operating activities	$(397.3)	$(521.4)	$(182.2)	$—	$(1,100.9)

INVESTING ACTIVITIES
Net purchases of property and equipment	(2.2)	(40.9)	(1.6)	—	(44.7)

Net cash used in investing activities	(2.2)	(40.9)	(1.6)	—	(44.7)

FINANCING ACTIVITIES
Net change in notes payable	645.2	(12.9)	213.9	—	846.2
Net change in intercompany receivables/payables	(490.8)	502.3	(11.5)	—	—
Proceeds from stock associated with certain employee benefit plans	21.5	—	—	—	21.5
Cash dividends paid	(68.3)	—	—	—	(68.3)

Net cash provided by financing activities	107.6	489.4	202.4	—	799.4

(Decrease) increase in cash and cash equivalents	(291.9)	(72.9)	18.6	—	(346.2)
Cash and cash equivalents at beginning of period	338.9	131.6	47.5	—	518.0

Cash and cash equivalents at end of period	$47.0	$58.7	$66.1	$—	$171.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We are the largest homebuilding company in the United States based on domestic homes closed during the twelve months ended June 30, 2006. We construct and sell single-family homes in metropolitan areas in 27 states and 83 markets as of June 30, 2006, primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $90,000 to $900,000, with an average closing price of $274,600 during the nine months ended June 30, 2006. Approximately 80% and 85% of home sales revenues were generated from the sale of single-family detached homes for the nine months ended June 30, 2006 and 2005, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs.
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

We conduct our homebuilding operations in all of the geographic regions, states and markets listed below, and we conduct our mortgage and title operations in many of these markets as indicated below. New markets entered in the first nine months of fiscal 2006 are denoted by an asterisk (*).

		Mortgage (M)			Mortgage (M)
State	Region/Market	Title (T)	State	Region/Market	Title (T)
	Mid-Atlantic Region			Southwest Region
Delaware	Central Delaware	M,T	Arizona	Casa Grande	M,T
	Delaware Shore	M,T		Phoenix	M,T
Maryland	Baltimore	M,T		Tucson	M
	Suburban Washington D.C.	M,T	New Mexico	Albuquerque	M
New Jersey	North New Jersey	M,T		Las Cruces	M
	South New Jersey	M,T	Oklahoma	Oklahoma City	M
New York	Sullivan County *		Texas	Austin	M,T
North Carolina	Brunswick County			Bryan/College Station *	M
	Charlotte	M		Dallas	M,T
	Greensboro/Winston-Salem	M		Fort Worth	M,T
	Raleigh/Durham	M		Houston	M,T
Pennsylvania	Philadelphia	M		Killeen/Temple	M,T
	Lancaster	M		Laredo	M,T
South Carolina	Charleston	M		Lubbock *
	Columbia	M		Rio Grande Valley	M,T
	Greenville	M		San Antonio	M,T
	Hilton Head	M		Waco	M,T
	Myrtle Beach	M		West Region
Virginia	Northern Virginia	M,T	California	Bakersfield/Lancaster/Palmdale	M
	Midwest Region			Fresno/Modesto	M
Illinois	Chicago	M		Imperial Valley *	M
Minnesota	Minneapolis/St. Paul	M,T		Los Angeles County	M
Wisconsin	Kenosha			Oakland/North Bay	M
	Southeast Region			Orange County	M
Alabama	Birmingham	M		Riverside/San Bernardino	M
	Huntsville	M		Sacramento	M
Georgia	Atlanta	M,T		San Diego County	M
	Macon			San Francisco	M
	Savannah	M		San Jose/Pleasanton/East Bay	M
Florida	Daytona Beach	M,T		Ventura County	M
	Fort Myers/Naples	M,T	Colorado	Colorado Springs	M
	Jacksonville	M,T		Denver	M
	Melbourne	M,T		Ft. Collins	M
	Miami/West Palm Beach	M,T	Hawaii	Hawaii	M
	Orlando	M,T		Maui	M
	Pensacola *	M,T		Oahu	M
	Tampa	M,T	Idaho	Boise *
Louisiana	Baton Rouge	M,T	Nevada	Las Vegas	M,T
				Reno	M
			Oregon	Albany	M
				Bend	M
				Eugene	M
				Portland	M
			Utah	Salt Lake City	M
			Washington	Bellingham *
				Olympia	M
				Seattle/Tacoma	M
				Vancouver	M

For the past several years many of the markets in which we operate have experienced high demand for new homes and significant price appreciation, and we have capitalized on these market conditions and generated significant increases in revenues and gross profit margins. Since the beginning of the calendar year, however, the homebuilding industry has experienced an industry-wide softening of demand for new homes, which has worsened in many geographic areas in recent months. The current home sales environment is characterized by a decrease in purchases of homes and an increase in homes offered for sale by real estate investors and speculators. This has led to an increase in the supply of new and existing homes available for sale, an increase in the use of sales incentives by homebuilders, which has caused a decrease in homebuyer consumer confidence, and an increase in sales contract cancellations by homebuyers in a number of markets. These market conditions have led to an increase in our use of incentives to generate sales and a decrease in our net sales orders in the quarter ended June 30, 2006 and the month ended July 31, 2006. Our use of incentives has also contributed to lower gross margins on the homes we closed during the quarter. In addition, our average gross profit margin was less than in prior quarters because a greater portion of our closings in the current quarter was generated in geographic areas that had not previously experienced significant price appreciation and higher than average gross margins.
Although we believe the long-term fundamentals which support home sales demand remain solid and the current negative conditions in many of our markets will moderate over time, we cannot predict the exact length and severity of the current market conditions. Consequently, we have adjusted our operating strategy to meet the new homebuilding business environment. These adjustments include:
•	Decreasing our SG&A infrastructure to be in line with our reduced expectations of production levels in the next few quarters.

•	Decreasing our cost of goods purchased from both vendors and subcontractors.

•	Reducing our land and lot inventory from current levels by renegotiating or canceling land purchase contracts.

•	Reducing our inventory of homes under construction from current levels by slowing the pace of construction of unsold homes.

•	Continuing to offer incentives to increase sales as necessary to maximize profits, returns and cash flows.
We expect these adjustments to our operating strategy, combined with our ongoing earnings, will generate positive cash flows and maintain a strong balance sheet and liquidity position, which will provide us with flexibility to take advantage of opportunities as they become available in the future.
Key financial results as of and for the three months ended June 30, 2006, as compared to the same period of 2005, were as follows:
•	Diluted earnings per share decreased 21% to $0.93 per share

•	Net income decreased 21% to $292.8 million

•	Consolidated revenues increased 9% to $3.7 billion

•	Homes closed increased 9% to 13,377

•	Net sales orders decreased 4% to 14,316 homes

•	Homebuilding gross margins decreased 440 basis points to 22.2%

•	Sales order backlog increased 5% to $7.4 billion

•	Stockholders’ equity increased 29% to $6.2 billion

Key financial results for the nine months ended June 30, 2006, as compared to the same period of 2005, were as follows:
•	Diluted earnings per share increased 6% to $3.02 per share

•	Net income increased 5% to $955.6 million

•	Consolidated revenues increased 16% to $10.2 billion

•	Homes closed increased 10% to 35,838

•	Net sales orders increased 6% to 41,550 homes

•	Homebuilding gross margins decreased 60 basis points to 25.2%
RESULTS OF OPERATIONS — HOMEBUILDING
The following tables set forth key operating and financial data for our homebuilding operations by geographic region as of and for the three and nine months ended June 30, 2006 and 2005:

	NET SALES ORDERS
	Three Months Ended June 30,
	Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2006	2005	Change	2006	2005	Change	2006	2005	Change
Mid-Atlantic	1,355	1,453	(7)%	$330.4	$381.6	(13)%	$243,800	$262,600	(7)%
Midwest	585	952	(39)%	171.0	254.5	(33)%	292,300	267,300	9%
Southeast	2,186	2,346	(7)%	530.4	577.3	(8)%	242,600	246,100	(1)%
Southwest	6,511	5,807	12%	1,340.0	1,158.5	16%	205,800	199,500	3%
West	3,679	4,422	(17)%	1,461.2	1,762.9	(17)%	397,200	398,700	—%

	14,316	14,980	(4)%	$3,833.0	$4,134.8	(7)%	$267,700	$276,000	(3)%

	Nine Months Ended June 30,
	Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2006	2005	Change	2006	2005	Change	2006	2005	Change
Mid-Atlantic	3,839	3,753	2%	$956.9	$1,004.7	(5)%	$249,300	$267,700	(7)%
Midwest	1,736	2,258	(23)%	496.4	603.8	(18)%	285,900	267,400	7%
Southeast	6,455	6,079	6%	1,595.8	1,485.8	7%	247,200	244,400	1%
Southwest	17,652	15,383	15%	3,635.0	3,007.1	21%	205,900	195,500	5%
West	11,868	11,809	—%	4,678.9	4,787.8	(2)%	394,200	405,400	(3)%

	41,550	39,282	6%	$11,363.0	$10,889.2	4%	$273,500	$277,200	(1)%

	SALES ORDER BACKLOG
	As of June 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
			%			%			%
	2006	2005	Change	2006	2005	Change	2006	2005	Change
Mid-Atlantic	3,046	2,812	8%	$826.7	$825.3	—%	$271,400	$293,500	(8)%
Midwest	1,029	1,701	(40)%	312.6	502.3	(38)%	303,800	295,300	3%
Southeast	3,684	4,027	(9)%	1,040.8	1,047.0	(1)%	282,500	260,000	9%
Southwest	11,115	8,543	30%	2,571.8	1,796.9	43%	231,400	210,300	10%
West	6,082	6,833	(11)%	2,603.6	2,853.2	(9)%	428,100	417,600	3%

	24,956	23,916	4%	$7,355.5	$7,024.7	5%	$294,700	$293,700	—%

	HOMES CLOSED
	Three Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2006	2005	Change	2006	2005	Change	2006	2005	Change
Mid-Atlantic	1,187	978	21%	$319.4	$253.1	26%	$269,100	$258,800	4%
Midwest	801	563	42%	236.0	146.7	61%	294,600	260,600	13%
Southeast	2,212	1,942	14%	529.3	447.9	18%	239,300	230,600	4%
Southwest	5,440	4,819	13%	1,071.4	892.8	20%	196,900	185,300	6%
West	3,737	3,967	(6)%	1,425.3	1,536.6	(7)%	381,400	387,300	(2)%

	13,377	12,269	9%	$3,581.4	$3,277.1	9%	$267,700	$267,100	—%

	Nine Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2006	2005	Change	2006	2005	Change	2006	2005	Change
Mid-Atlantic	3,309	2,681	23%	$877.9	$671.6	31%	$265,300	$250,500	6%
Midwest	2,068	1,418	46%	586.1	371.2	58%	283,400	261,800	8%
Southeast	5,907	5,039	17%	1,463.3	1,137.3	29%	247,700	225,700	10%
Southwest	13,810	13,472	3%	2,728.2	2,405.5	13%	197,600	178,600	11%
West	10,744	9,940	8%	4,187.2	3,847.3	9%	389,700	387,100	1%

	35,838	32,550	10%	$9,842.7	$8,432.9	17%	$274,600	$259,100	6%

	TOTAL HOMEBUILDING REVENUES
	(In millions)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Mid-Atlantic	$319.6	$253.3	$878.6	$680.9
Midwest	236.0	146.7	587.7	372.7
Southeast	531.6	460.3	1,469.1	1,153.8
Southwest	1,072.0	895.2	2,747.0	2,412.7
West	1,434.4	1,554.0	4,279.5	3,990.3

	$3,593.6	$3,309.5	$9,961.9	$8,610.4

	HOMEBUILDING INCOME BEFORE INCOME TAXES
	($ in millions)
	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2006		2005		2006		2005
		% of		% of		% of		% of
		Region		Region		Region		Region
	$’s	Revenues	$’s	Revenues	$’s	Revenues	$’s	Revenues
Mid-Atlantic	$27.3	8.5%	$28.7	11.3%	$70.8	8.1%	$58.2	8.5%
Midwest	29.7	12.6%	13.8	9.4%	65.1	11.1%	31.3	8.4%
Southeast	81.8	15.4%	93.8	20.4%	276.4	18.8%	213.3	18.5%
Southwest	156.4	14.6%	118.5	13.2%	432.9	15.8%	289.1	12.0%
West	149.5	10.4%	322.5	20.8%	621.4	14.5%	818.0	20.5%

	$444.7	12.4%	$577.3	17.4%	$1,466.6	14.7%	$1,409.9	16.4%

Corporate expenses were allocated to each region based on the region’s average inventory.

	HOMEBUILDING OPERATING MARGIN ANALYSIS
	Percentages of Related Revenues
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Gross profit — Home sales	22.1%	26.3%	24.8%	25.5%
Gross profit — Land/lot sales	45.1%	47.5%	61.2%	40.6%
Gross profit — Total homebuilding	22.2%	26.6%	25.2%	25.8%
Selling, general and administrative expense	9.9%	9.1%	10.5%	9.6%
Interest expense and other (income)	(0.1)%	—%	—%	(0.1)%
Income before income taxes	12.4%	17.4%	14.7%	16.4%
Net Sales Orders and Backlog
Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations. The value of net sales orders decreased 7%, to $3,833.0 million (14,316 homes) for the three months ended June 30, 2006, from $4,134.8 million (14,980 homes) for the same period of 2005. The value of net sales orders increased 4%, to $11,363.0 million (41,550 homes) for the nine months ended June 30, 2006, from $10,889.2 million (39,282 homes) for the same period of 2005.
The number of net sales orders decreased 4% and increased 6% for the three and nine-month periods ended June 30, 2006, respectively. These results reflect an industry-wide softening of demand for new homes in many key homebuilding markets. The most significant factors that we believe have contributed to the recent slowing of demand for new homes in some of our markets include an increase in the supply of existing homes for sale, a reduction in investor purchases and an increase in cancellation rates. Many prospective homebuyers are approaching the purchase decision more tentatively due to the increased uncertainty surrounding the housing market. These factors continue to affect our business, as our net sales orders for the month ended July 31, 2006 decreased as compared to the same period in 2005 at a greater rate than we experienced during the three months ended June 30, 2006.
In comparing the three-month period ended June 30, 2006 to the same period of 2005, the largest percentage decrease in net sales orders occurred in our Midwest region, which is our smallest region comprised of only three markets. More significantly, a decrease in net sales orders occurred in our West region and, to a lesser extent, in our Mid-Atlantic and Southeast regions. The decreases in sales in these regions are primarily attributable to the changes in market conditions described above, including an increase in our cancellation rate during the quarter to 29%, exceeding our typical historical range of 16% to 20%. Also, we have experienced a higher cancellation rate for the month ended July 31, 2006 than for the three months ended June 30, 2006. The higher overall cancellation rate for the three months ended June 30, 2006 was primarily attributable to cancellations in many of our Arizona, California and Florida markets. Partially offsetting the decreases was a 12% increase in net sales orders in our Southwest region, an area in which many of our markets have not experienced the same slowdown in demand.
In comparing the nine-month period ended June 30, 2006 to the same period of 2005, the number of net sales orders increased in three of our five market regions, led by our Southwest region with an increase of 15%. The increase in the Southwest region was due to strong sales performances from our operating divisions in New Mexico and Texas, which more than offset lower sales in Arizona. Lesser percentage increases occurred in our Southeast and Mid-Atlantic regions, while the number of net sales orders in our West region were relatively constant with those in the prior year. Only one region, the Midwest, experienced a decrease in net sales orders during the nine-month period, resulting primarily from lower sales in our Chicago market. The decline in sales in our Chicago market was due to comparisons against strong sales from the opening of a large, affordably priced community in the second quarter of fiscal 2005, which produced strong sales in the second and third quarters of that year.
The average price of a net sales order in the three months ended June 30, 2006 was $267,700, a decrease of 3% from the $276,000 average in the comparable period of 2005. The average price of a net sales order in the nine months ended June 30, 2006 was $273,500, a decrease of 1% from the $277,200 average in the comparable period of 2005. During the three and nine-month periods, slight to moderate increases and decreases in average sales prices occurred among our regions, resulting in our relatively flat average price compared to 2005. In general, our ability to raise prices is dependent on the demand for our homes; therefore, the lack of any significant overall price appreciation during these periods was due in large part to the recent decrease in demand and our increased use of sales incentives in many markets. Particularly, the home price appreciation that occurred in many of our California and Nevada markets during fiscal 2005 has since moderated. We also continually monitor and may adjust our product and geographic mix and pricing within our homebuilding markets in an effort to keep our core product offerings affordable for our target customer base, typically first-time and move-up homebuyers. This sometimes results in a decrease in the average price.
Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval, which can result in cancellations. In the past, our backlog has been a reliable indicator of the level of closings in our two subsequent fiscal quarters, although a larger than normal amount of contracts may not result in closings if our cancellation rates remain above normal levels or continue to increase.
At June 30, 2006, the value of our backlog of sales orders was $7,355.5 million (24,956 homes), up 5% from $7,024.7 million (23,916 homes) at June 30, 2005. The average sales price of homes in backlog was $294,700 at June 30, 2006, comparable to the $293,700 average at June 30, 2005. Consistent with net sales order activity during the quarter, the only increase in the value of sales order backlog occurred in our Southwest region, while the largest percentage decrease occurred in our Midwest region.
Home Sales Revenue and Gross Profit
Revenues from home sales increased 9%, to $3,581.4 million (13,377 homes closed) for the three months ended June 30, 2006, from $3,277.1 million (12,269 homes closed) for the comparable period of 2005. Revenues from home sales increased 17%, to $9,842.7 million (35,838 homes closed) for the nine months ended June 30, 2006, from $8,432.9 million (32,550 homes closed) for the comparable period of 2005. The average selling price of homes closed during the three months ended June 30, 2006 was $267,700, comparable to the $267,100 average for the same period of 2005. The average selling price of homes we closed during the nine months ended June 30, 2006 was $274,600, up 6% from $259,100 for the same period of 2005. Four of our five market regions produced double-digit percentage increases in home sales revenues during the three and nine-month periods, while home sales revenues in our West region for those periods decreased 7% and increased 9%, respectively. Markets with revenue increases reflect the continued success of our organic growth strategies to increase our share of existing markets as well as penetrate new satellite markets. In the markets where demand for our homes is strongest, we have been able to increase prices to enhance revenue. Certain markets, especially some of the California markets which experienced the most price appreciation, have recently experienced weakening demand, resulting in declines in total and per home revenue. As reflected in our net sales order volume, demand has slowed in a number of our markets in recent quarters, and in general, we now have less ability to raise our sales prices and are offering more incentives and price concessions to obtain home sales.
The number of homes closed in the three and nine months ended June 30, 2006 increased 9% and 10%, respectively, with increases in four of our five market regions during the three-month period and increases in all regions during the nine-month period. The West region experienced a 6% decline in home closings during the three-month period due to reduced demand for new homes in some of our California markets. The increases in closings experienced by our other regions reflect our ongoing efforts to balance our capital investments in many markets across the country to maintain geographic diversity. As a result of the decline in net sales orders in the current quarter, we expect to close fewer homes in the fourth quarter of the current year than we did in the same quarter of 2005. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and amount of revenue we will generate.
Gross profit from home sales decreased by 8%, to $792.7 million for the three months ended June 30, 2006, from $863.4 million for the comparable period of 2005 and, as a percentage of home sales revenues, decreased 420 basis points, to 22.1% in the current year period. The decline in gross profit percentage was a result of several factors. First, approximately 230 basis points of the decline was attributable to the previously described difficult current market conditions which narrowed the range between our selling prices and costs of our homes in many of our markets. We have had to utilize additional incentives in many of our markets due to the current challenging sales environment. Sales incentives can increase the cost of the home without a proportional increase in the selling price of the home. The softer sales conditions also occasionally result in home price reductions in certain markets, which diminishes gross profit. Second, approximately 150 basis points of the decline was due to write-offs of earnest money and pre-acquisition costs related to land purchase option contracts in the amount of $57.1 million, an increase of $53.6 million over the same period in the prior year. In light of changing conditions in many markets, we determined we would not exercise our option to purchase the land under several land option contracts in markets which have seen the greatest impact of the decreased demand. Approximately 65% of these write-offs related to land option contracts in our California markets. Third, approximately 110 basis points of the decline was a result of the decrease in the relative number of closings in markets such as California and Nevada, which have had significant price appreciation in the last few years and, therefore, have had above average gross margins. Partially offsetting these decreases was a reduction in warranty and construction defect expenses as a percentage of home sales revenues of approximately 75 basis points.
Gross profit from home sales increased by 13%, to $2,442.1 million for the nine months ended June 30, 2006, from $2,153.1 million for the comparable period of 2005, and, as a percentage of home sales revenues, decreased 70 basis points to 24.8%. The decline for the nine-month period was smaller than for the quarter as market conditions in many of our markets in our first fiscal quarter allowed us to close homes at higher sales prices and with fewer incentives relative to our second and third fiscal quarters. Generally, the factors impacting gross margin for the nine months ended June 30, 2006 are similar to those discussed for the three months then ended. Specifically, the weaker market conditions contributed 50 basis points to the decline while the relative decrease in closings from the higher margin markets represented approximately 55 basis points of the decline. In addition, the earnest money and pre-acquisition costs associated with land option contracts written off during the nine months ended June 30, 2006, were $67.6 million, an increase of $59.7 million over the prior year period, comprising 55 basis points of the decline in gross margins. These declines were partially offset by a reduction in warranty and construction defect expenses as a percentage of homes sales revenues of approximately 75 basis points and an increase in home sales revenues and gross profit in the amount of $14.9 million, or 15 basis points, from the recognition of profit previously deferred in accordance with Statement of Financial Accounting Standards (SFAS) No. 66. Due to the weakening market conditions discussed above, we expect that our gross profit percentage in our fourth fiscal quarter of 2006 will be lower than the same quarter of 2005, and lower than the three and nine months ended June 30, 2006.
Land Sales Revenue and Gross Profit
Land sales revenues decreased 62%, to $12.2 million for the three months ended June 30, 2006, and 33%, to $119.2 million for the nine months ended June 30, 2006, from $32.4 million and $177.5 million in the comparable periods of 2005. The gross profit percentage from land sales decreased to 45.1% for the three months ended June 30, 2006, from 47.5% in the comparable period of the prior year, and increased to 61.2% for the nine months ended June 30, 2006, from 40.6% in the prior year. The fluctuations in revenues and gross profit percentages from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers. When we have the opportunity or need to sell land or lots, the resulting land sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales can fluctuate significantly from period to period.
Selling, General and Administrative Expense
Selling, general and administrative (SG&A) expenses from homebuilding activities increased by 18% to $356.4 million in the three months ended June 30, 2006, and 27% to $1,046.9 million in the nine months ended June 30, 2006, from the comparable periods of 2005. As a percentage of homebuilding revenues, SG&A expenses increased 80 basis points, to 9.9% in the three-month period ended June 30, 2006, and 90 basis points, to 10.5% in the nine-month period ended June 30, 2006, from 9.1% and 9.6%, respectively, in the comparable periods of 2005. The largest component of our homebuilding SG&A is employee compensation and related costs, which represented approximately 65% of SG&A costs in each of the four periods presented. Those costs increased $22.8 million (11%), and $122.8 million (23%), for the three and nine months ended June 30, 2006, respectively, largely due to the addition of employees to support our planned growth. The remaining increases in SG&A of $31.6 million and $97.4 million for the three and nine months ended June 30, 2006, respectively, were due in large part to increases in advertising costs, rent expense, insurance, property taxes and subdivision maintenance. These increases were due to the planned growth in our homebuilding operations. Our homebuilding SG&A expense as a percentage of revenues can vary significantly between quarters, depending largely on the fluctuations in quarterly revenue levels. Our homebuilding SG&A expense is typically at its highest percentage of revenues in the first two fiscal quarters, a trend that is reflected thus far in fiscal year 2006, with SG&A percentages in the first, second and third quarters of 11.5%, 10.3% and 9.9%, respectively. Throughout fiscal 2005 and into fiscal 2006, we increased the infrastructure of our homebuilding operations to support the delivery of over 54,000 homes during the twelve months ended June 30, 2006, an 18% increase over the comparable prior year period, and in anticipation of further planned growth in home closings in fiscal 2006 and into fiscal 2007. However, we do not expect the year over year growth in closings to continue, so we are in the process of adjusting our SG&A infrastructure to support our expected closings volume. We expect our SG&A expenses as a percentage of revenues to decline further in the fourth quarter of fiscal 2006 from our first, second and third quarter levels, mainly due to our expected higher revenues in the fourth fiscal quarter compared to the previous quarters of fiscal 2006. We also expect that our SG&A expenses as a percentage of revenues will be higher for all of fiscal 2006 than it was in fiscal 2005.
Interest Expense
We capitalize interest costs only to inventory under construction or development. During both fiscal 2005 and 2006, our inventory under construction or development exceeded our interest-bearing debt; therefore, we capitalized virtually all interest from homebuilding debt except for the call premium, unamortized discount and fees related to debt we paid off prior to maturity. Interest amortized to cost of sales was 2.1% of total cost of sales in the three months ended June 30, 2006, compared to 2.5% in the same period of 2005. Interest amortized to cost of sales was 2.2% of total cost of sales in the nine months ended June 30, 2006, compared to 2.5% in the same period of 2005. In connection with the early redemption of our 9.375% senior notes due 2011, we recorded interest expense of approximately $10.6 million during the nine months ended June 30, 2006, for the call premium and the unamortized discount and issuance costs of these redeemed notes. Similarly, we recorded interest expense of approximately $4.4 million related to the unamortized fees associated with the early renewal of our revolving credit facility.
Excluding interest charges related to early retirement of debt and the renewal of our revolving credit facility, interest incurred related to homebuilding debt increased by 24%, to $85.4 million, and by 15%, to $236.0 million in the three and nine months ended June 30, 2006, respectively, from the comparable periods of 2005. Both increases resulted from increases in our average homebuilding debt of 41% and 31% for the three and nine months ended June 30, 2006, respectively, from the comparable periods of 2005. Interest incurred increased at a slower rate than our debt primarily because our debt has been more heavily weighted to our revolving credit facility in the current year. The revolving credit facility carries a lower interest rate than the weighted average interest rate of our senior and senior subordinated notes. Our ongoing efforts to replace our older higher interest rate notes with notes bearing lower interest rates also contributed to the improvement in relative interest costs.
Other Income
Other income, net of other expenses, associated with homebuilding activities was $2.9 million in the three months ended June 30, 2006, compared to $0.5 million in the comparable period of 2005, and $13.4 million in the nine months ended June 30, 2006, compared to $11.4 million in the comparable period of 2005. The major components of other income in all four periods were interest income and increases in the fair values of our interest rate swaps.
Income Before Income Taxes
Income before income taxes from homebuilding activities decreased 23%, to $444.7 million for the three months ended June 30, 2006, and increased 4%, to $1,466.6 million for the nine months ended June 30, 2006, as compared to the same periods of 2005. As a percentage of homebuilding revenues, income before income taxes decreased 500 basis points, to 12.4% in the three-month period and 170 basis points, to 14.7% in the nine-month period, from the comparable periods of 2005. The decreases in income before income taxes as a percentage of revenues are due to decreases in gross profit and increases in SG&A expenses as percentages of homebuilding revenues, as previously described.

In comparing the three-month period ended June 30, 2006 to the comparable period of 2005, the largest decrease in income before income taxes, in both dollar amount and as a percentage of revenues, occurred in our West region. The decrease was primarily the result of an increase in the use of sales incentives due to difficult market conditions and an increased SG&A infrastructure to support the home closing volume that was anticipated at the beginning of the fiscal year. Additionally, the majority of the earnest money and pre-acquisition costs associated with land option contracts written off during the three months ended June 30, 2006 related to land option contracts in the West region, primarily in our California markets. The decline in income before income taxes as a percentage of revenues for the nine-month period was smaller than for the three-month period ended June 30, 2006 as market conditions in many of our markets were better earlier in the fiscal year relative to later in the year. Generally, the factors impacting income before income taxes for the nine months ended June 30, 2006 were similar to those discussed for the three months then ended.
RESULTS OF OPERATIONS — FINANCIAL SERVICES
The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and nine-month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,			Nine Months Ended June 30,
			%			%
	2006	2005	Change	2006	2005	Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	9,011	7,757	16%	23,723	20,358	17%
Number of homes closed by D.R. Horton	13,377	12,269	9%	35,838	32,550	10%
Mortgage capture rate	67%	63%		66%	63%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	12,547	10,569	19%	33,037	26,921	23%
Total number of loans originated or brokered by DHI Mortgage	13,400	11,423	17%	35,180	29,140	21%
Captive business percentage	94%	93%		94%	92%
Loans sold by DHI Mortgage to third parties	11,686	9,007	30%	34,299	23,733	45%

	Three Months Ended June 30,			Nine Months Ended June 30,
			%			%
	2006	2005	Change	2006	2005	Change
	($ in millions)
Loan origination fees	$13.6	$11.0	24%	$38.8	$28.0	39%
Sale of servicing rights and gains from sale of mortgages	38.7	29.1	33%	107.6	76.1	41%
Other revenues	7.9	8.5	(7)%	22.8	21.2	8%

Total mortgage banking revenues	60.2	48.6	24%	169.2	125.3	35%
Title policy premiums, net	14.0	12.1	16%	37.4	31.2	20%

Total revenues	74.2	60.7	22%	206.6	156.5	32%
General and administrative expense	50.8	38.5	32%	147.6	105.1	40%
Interest expense	8.7	4.1	112%	24.7	9.1	171%
Other (income)	(12.8)	(9.0)	42%	(40.4)	(22.0)	84%

Income before income taxes	$27.5	$27.1	1%	$74.7	$64.3	16%

FINANCIAL SERVICES OPERATING MARGIN ANALYSIS

	Percentages of Financial Services Revenues
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
General and administrative expense	68.5%	63.4%	71.4%	67.2%
Interest expense	11.7%	6.8%	12.0%	5.8%
Other (income)	(17.3)%	(14.8)%	(19.6)%	(14.1)%
Income before income taxes	37.1%	44.6%	36.2%	41.1%
Mortgage Loan Activity
The volume of loans originated and brokered by our mortgage operations is directly related to the number and value of homes closed by our homebuilding operations. Total first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 16% and 17% in the three and nine months ended June 30, 2006, respectively, from the comparable periods of 2005. These increases were greater than the 9% and 10% increases in the number of homes closed in the three and nine months ended June 30, 2006, respectively, because our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) increased to 67% and 66% in the respective current year periods, from 63% in both of the comparable prior year periods.
Home closings from our homebuilding operations constituted 94% of DHI Mortgage loan originations in both the three and nine months ended June 30, 2006, respectively, compared to 93% and 92% in the respective prior year periods. These increases reflect DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations.
The number of loans sold to third-party investors increased 30% and 45% in the three and nine months ended June 30, 2006, respectively, from the comparable periods of 2005. These increases were primarily due to increases in the number of mortgage loans originated, as well as the implementation of more efficient loan sale processes in the second quarter of fiscal 2006. Additionally, the increase in the nine-month period includes the effect of the sale of a high volume of mortgage loans held at September 30, 2005, which were the result of our homebuilding operations’ significant increase in home closings during the fourth quarter of fiscal 2005, compared to the same period of fiscal 2004.
Financial Services Revenues and Expenses
Revenues from the financial services segment increased 22%, to $74.2 million in the three months ended June 30, 2006, from the comparable period of 2005. Revenues from the financial services segment increased 32%, to $206.6 million in the nine months ended June 30, 2006, from the comparable period of 2005. The increase in financial services revenues was primarily due to increases in the number of mortgage loans originated and sold, while the average mortgage revenues earned per loan sold remained relatively constant. The majority of the revenues associated with our mortgage operations are recognized when the mortgage loans and related servicing rights are sold to third-party investors.
General and administrative (G&A) expenses associated with financial services increased 32% and 40%, to $50.8 million and $147.6 million in the three and nine months ended June 30, 2006, respectively, from the comparable periods of 2005. As a percentage of financial services revenues, G&A expenses in the three-month period ended June 30, 2006 increased by 510 basis points, to 68.5%, from 63.4% in the comparable period of 2005. As a percentage of financial services revenues, G&A expenses in the nine-month period ended June 30, 2006 increased by 420 basis points, to 71.4%, from 67.2% in the comparable period of 2005. The largest component of our financial services G&A expenses is employee compensation and related costs, which represented approximately 75% of G&A costs in all four periods presented. Those costs increased $8.9 million (31%), and $34.0 million (43%), for the three and nine months ended June 30, 2006, respectively, largely due to the addition of employees to support our planned growth. The increase in general and administrative expenses as a percentage of financial services revenues during the three and nine-month periods was due primarily to our efforts to ensure that our financial services infrastructure would support the planned growth in our homebuilding business. However, we now do not expect our year over year growth in home closings and the related mortgage loan originations to continue, so we are in the process of adjusting our financial services G&A infrastructure to support our expected closings volume. Significant quarterly fluctuations in the percentage of financial services general and administrative expense as a percentage of revenues can be expected to occur as our financial services operations are generally staffed at levels sufficient to support our anticipated seasonal higher volume periods.
RESULTS OF OPERATIONS — CONSOLIDATED
Income Before Income Taxes
Income before income taxes for the three months ended June 30, 2006 decreased 22% from the comparable period of 2005, to $472.2 million. Income before income taxes for the nine months ended June 30, 2006 increased 5% from the comparable period of 2005, to $1,541.3 million. As a percentage of revenues, income before income taxes for the three months ended June 30, 2006 was 12.9%, a decrease of 500 basis points from the comparable period of 2005. As a percentage of revenues, income before income taxes for the nine months ended June 30, 2006 was 15.2%, a decrease of 160 basis points from the comparable period of 2005. The primary factor contributing to these changes was the homebuilding segment’s pre-tax operating margin, which decreased 500 basis points in the three months ended June 30, 2006, and 170 basis points in the nine months ended June 30, 2006, from the comparable periods of 2005.
Provision for Income Taxes
The consolidated provision for income taxes for the three and nine months ended June 30, 2006 decreased 23% and increased 3% from the comparable periods of 2005, to $179.4 million and $585.7 million, respectively, due to the corresponding changes in income before income taxes. The effective income tax rate for the three and nine months ended June 30, 2006 decreased to 38.0%, from 38.5% for the comparable periods of 2005, due to the expected tax benefits of the American Jobs Creation Act of 2004, which became effective in our first quarter of fiscal 2006.
CAPITAL RESOURCES AND LIQUIDITY
We fund our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt securities. As we utilize our capital resources and liquidity to fund our operations, we have focused on maintaining strong balance sheet leverage ratios.
At June 30, 2006, our ratio of net homebuilding debt to total capital was 46.4%, increasing from 32.2% at September 30, 2005, and 42.4% at June 30, 2005. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash divided by total capital net of cash (homebuilding notes payable net of cash plus stockholders’ equity). Homebuilding notes payable does not include the balance of liabilities, if any, associated with consolidated land inventory not owned. The increase in our ratio of net homebuilding debt to total capital at June 30, 2006 as compared with the ratio at September 30, 2005 was due to the decrease in cash and the increase in borrowings associated with funding our increase in inventory, and was partially offset by the increase in retained earnings. The 46.4% net homebuilding debt to total capital ratio at June 30, 2006 is slightly higher than our targeted fiscal year-end operating leverage level of less than 45%. We are focused on maintaining our liquidity and strengthening our balance sheet so we can be flexible in reacting to market conditions. As a result of our expected cash flows and earnings from home closings and our planned decrease in inventory during our fourth fiscal quarter, we expect that our net homebuilding debt to total capital ratio at September 30, 2006 will be in line with our targeted level of less than 45%.
We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its debt is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include homebuilding cash as a reduction of our homebuilding debt and total capital. For comparison, at June 30, 2006 and

2005, and at September 30, 2005, our ratios of homebuilding debt to total capital, without netting cash balances, were 46.9%, 43.1%, and 40.6%, respectively.
We believe that we will be able to continue to fund our homebuilding and financial services operations and our future cash needs (including debt maturities) through a combination of our existing cash resources, cash flows from operations, our existing or renewed credit facilities and the issuance of new debt securities through the public capital markets.
Homebuilding Capital Resources
Cash — At June 30, 2006, our available homebuilding cash and cash equivalents amounted to $100.3 million.
Bank Credit Facility — We have a $2.15 billion unsecured revolving credit facility, which includes a $1.0 billion letter of credit sub-facility, which matures on December 16, 2010. The revolving credit facility has an uncommitted $750 million accordion provision which could be used to increase the facility to $2.9 billion. The facility is guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries. We borrow funds through the revolving credit facility throughout the year to fund working capital requirements, and we repay such borrowings with cash generated from our operations and from the issuance of public debt securities.
We had $1.25 billion in cash borrowings outstanding on our homebuilding revolving credit facility at June 30, 2006 and no outstanding borrowings on the facility at September 30, 2005. Under the debt covenants associated with our revolving credit facility, when we have fewer than two investment grade senior unsecured debt ratings from Moody’s Investors Service, Fitch Ratings and Standard and Poor’s Corporation, our additional homebuilding borrowing capacity under the facility is limited to the lesser of the unused portion of the facility, $781.8 million at June 30, 2006, or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on our revolving credit facility may not exceed certain percentages of the various categories of our unencumbered inventory. Beginning November 7, 2005, we had the two required investment grade debt ratings, so the borrowing base limitation is not currently in effect. On April 5, 2006, we received the investment grade rating from the third rating agency. At June 30, 2006, we were in compliance with all of the covenants, limitations and restrictions that form a part of our public debt obligations and our bank revolving credit facility.
Repayments of Public Unsecured Debt — On March 15, 2006, we redeemed our 9.375% senior notes due 2011 at an aggregate redemption price of approximately $209.4 million, plus accrued interest. Concurrent with the redemption, we recorded interest expense of approximately $10.6 million, representing the call premium and the unamortized discount and fees related to the redeemed notes.
In June 2006, we called for redemption our 10.5% senior subordinated notes due 2011. The notes, which were originally issued by Schuler Homes, Inc. and assumed in the merger in February 2002, were redeemed on July 15, 2006 at an aggregate price of approximately $152.4 million, plus accrued interest. Concurrent with the redemption, the Company recorded interest expense of approximately $2.8 million, representing the call premium, net of the unamortized premium related to the redeemed notes.
Recently Issued Public Unsecured Debt — In April 2006, we issued $500 million of 6.5% senior notes due 2016 and $250 million of 6.0% senior notes due 2011. We used the proceeds from these offerings for the repayment of borrowings under our revolving credit facility.
Shelf Registration Statements — On June 13, 2006, we filed with the Securities and Exchange Commission an automatically effective universal shelf registration statement registering debt and equity securities which we may issue from time to time in amounts to be determined. Also, at June 30, 2006, we had the capacity to issue approximately 22.5 million shares of common stock under our acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.

Financial Services Capital Resources
Cash — At June 30, 2006, we had available financial services cash and cash equivalents of $59.8 million.
Mortgage Warehouse Loan Facility — Our wholly-owned mortgage company has a mortgage warehouse loan facility. Upon its maturity in April 2006, the loan agreement was amended and restated to extend its maturity date to April 6, 2007. This amendment also changed the total capacity of the mortgage warehouse loan facility from $600 million to $670 million until May 1, 2006 and then to $540 million thereafter, subject to increases upon consent of the lenders to $750 million under the accordion feature of the credit agreement. At June 30, 2006, we had borrowings of $424.3 million outstanding under the mortgage warehouse facility.
Our borrowing capacity under this facility is limited to the lesser of the unused portion of the facility or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the amount drawn on our mortgage warehouse facility may not exceed 98% of all eligible mortgage loans held for sale and made available to the lenders to secure any borrowings under the facility.
Commercial Paper Conduit Facility — Our wholly-owned mortgage company also has a commercial paper conduit facility (the “CP conduit facility”). Upon its maturity in June 2006, the loan agreement was amended and restated, increasing the total capacity of the CP conduit facility from $650 million to $1.2 billion. The new agreement expires June 27, 2009, subject to the annual renewal of the 364-day backup liquidity feature. At June 30, 2006, we had borrowings of $300.0 million outstanding under the CP conduit facility.
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
The mortgage warehouse loan facility and the CP conduit facility are not guaranteed by either our parent company or any of the subsidiaries that guarantee our homebuilding debt. Borrowings under both facilities are secured by certain mortgage loans held for sale. The mortgage loans assigned to secure the CP conduit facility are used as collateral for asset-backed commercial paper issued by multi-seller conduits in the commercial paper market. At June 30, 2006, our total mortgage loans held for sale were $846.1 million. All mortgage company activities are financed with the mortgage warehouse facility, the CP conduit facility or internally generated funds. Both of our financial services credit facilities contain financial covenants as to our mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required net income. Our mortgage subsidiary is in compliance with all of these covenants.
Operating Cash Flow Activities
For the nine months ended June 30, 2006, we used $2.1 billion of cash in our operating activities, as compared to $1.1 billion of cash used in such activities during the comparable period of the prior year. The net cash used in operations for the nine months ended June 30, 2006 was the result of cash provided from net income and decreases in mortgage loans held for sale and other assets, offset by cash used to increase residential land, lot and home inventories reflecting the growth of our homebuilding operations, and decreases in accounts payable and other liabilities.
The principal reason for the decrease in operating cash flows for the nine months ended June 30, 2006 was our decision to invest $3.5 billion of cash to fund inventory growth in the period as compared to a $2.0 billion cash investment for inventory growth for the same period of 2005. The decision to fund additional inventory growth was based on management’s expectations for future returns from the incremental inventory investments. In light of the more challenging market conditions recently encountered, our expectations have changed, so we are slowing our planned purchases of land and lots to reduce our inventory to better match our new reduced rate of production. Our ability to reduce our inventory levels in the near term is partially dependent upon our ability to close a sufficient number of homes in the fourth quarter of fiscal 2006. This decrease in our inventory level and our expected profits in the fourth quarter are expected to result in positive net cash flows from operating activities in our fourth fiscal quarter.
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
Another significant factor affecting our operating cash flows for the nine months ended June 30, 2006 was the decrease in mortgage loans held for sale of $512.6 million during the period. The decrease in mortgage loans held for sale was due to a lower volume of mortgage originations in the third quarter of fiscal 2006, compared to the fourth quarter of fiscal 2005, primarily associated with fewer closings from our homebuilding operations. We currently expect the volume of mortgage originations will decrease in the fourth quarter of fiscal 2006 compared to the fourth quarter of fiscal 2005, due to fewer home closings, which may result in positive net cash flows associated with the decrease in the balance of mortgage loans held for sale during fiscal year 2006.
Investing Cash Flow Activities
For the nine months ended June 30, 2006 and 2005, cash used in investing activities represented net purchases of property and equipment, primarily model home furniture and office equipment. Such purchases are not significant relative to our total assets or cash flows and typically do not vary significantly from period to period.
Financing Cash Flow Activities
The majority of our short-term financing needs are funded with cash generated from operations and borrowings available under our homebuilding and financial services credit facilities. Long-term financing needs are generally funded with the issuance of new senior unsecured debt securities through the public capital markets. Our homebuilding senior and senior subordinated notes and borrowings under our homebuilding revolving credit facility are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.
During the three months ended June 30, 2006, our Board of Directors declared a quarterly cash dividend of $0.10 per common share, which was paid on May 19, 2006 to stockholders of record on May 5, 2006. A quarterly cash dividend of $0.09 per common share was declared during the three months ended June 30, 2005.
Changes in Capital Structure
In November 2005, our Board of Directors authorized the repurchase of up to $500 million of our common stock and up to $200 million of outstanding debt securities, replacing the previous common stock and debt securities repurchase authorizations. During the nine months ended June 30, 2006, we repurchased one million shares of our common stock at a total cost of $36.8 million, all of which occurred during the three months ended December 31, 2005. As of June 30, 2006, we had $463.2 million remaining of the Board of Directors’ authorization for repurchases of common stock and $200 million remaining of the authorization for repurchases of debt securities. We continue to evaluate the amount and timing of our future capital investment alternatives, including common stock repurchases, based on market conditions and other circumstances.
On January 26, 2006, our shareholders approved an amendment to the D.R. Horton, Inc. charter which increased the number of authorized shares of common stock to one billion shares.

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At June 30, 2006, we had $248.4 million in deposits to purchase land and lots with a total remaining purchase price of $5.0 billion. Only $128.7 million of the total remaining purchase price was subject to specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain contractual obligations. Pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended (FIN 46), we consolidated certain variable interest entities and other inventory obligations with assets of $142.4 million.
In the normal course of business, we provide standby letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At June 30, 2006, outstanding standby letters of credit and performance bonds, the majority of which mature in less than one year, were $131.6 million and $2.3 billion, respectively.
LAND AND LOT POSITION AND INVENTORY
At June 30, 2006, we controlled approximately 340,000 lots, 43% of which were lots under option or similar contracts. The following is a summary of our land/lot position at June 30, 2006:

Lots owned — developed and under development	195,000
Lots controlled under lot option and similar contracts	145,000

Total land/lots controlled	340,000

Percentage controlled under option	43%

As we reduce our planned land purchases during this period of slowing demand, we have reduced our lots under option contract by approximately 60,000 lots since March 31, 2006.
We had a total of approximately 40,000 homes under construction and in inventory at June 30, 2006, including approximately 2,000 model homes and approximately 260 unsold homes that had been completed for more than six months.
The majority of our homebuilding operations is in six states. The following are the percentages of our total cost of owned homebuilding inventory in those states:

	As of	As of
State	June 30, 2006	September 30, 2005
Arizona	9%	9%
California	25%	28%
Colorado	7%	8%
Florida	12%	8%
Nevada	8%	9%
Texas	12%	12%

Total	73%	74%

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
SEASONALITY
We have historically experienced variability in our results of operations from quarter to quarter due to the seasonal nature of the homebuilding business. We typically have closed a greater number of homes in our third and fourth fiscal quarters than in our first and second fiscal quarters. As a result, our revenues and net income have been higher in the third and fourth quarters of our fiscal year. In fiscal 2005, 61% of our consolidated revenues and 64% of our net income were attributable to our operations in the third and fourth fiscal quarters. Due to the rapidly changing market conditions the homebuilding industry is currently experiencing, we expect to generate more revenues but less net income during the third and fourth quarters of our current fiscal year than we did in the first and second fiscal quarters.
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
We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in our annual report on Form 10-K, including the section entitled “Risk Factors,” which is filed with the Securities and Exchange Commission.

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
Our mortgage company is exposed to interest rate risk associated with its mortgage loan origination services. Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific investor through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party investors. We manage interest rate risk related to uncommitted IRLCs through the use of forward sales of mortgage-backed securities (FMBS) and the purchase of Eurodollar Futures Contracts (EDFC) on certain loan types. FMBS and EDFC related to IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recognized in current earnings. FMBS and EDFC related to funded, uncommitted loans are designated as fair value hedges, with changes in the value of the derivative instruments recognized in current earnings, along with changes in the value of the funded, uncommitted loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for each of the three and nine-month periods ended June 30, 2006 and 2005 was not significant, is recognized in current earnings. At June 30, 2006, FMBS and EDFC to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $604.0 million. Uncommitted IRLCs, the duration of which are generally less than six months, totaled approximately $341.8 million, and uncommitted mortgage loans held for sale totaled approximately $193.3 million at June 30, 2006. The fair value of the FMBS, EDFC and IRLCs at June 30, 2006 was an insignificant amount.
In an effort to stimulate home sales by potentially offering homebuyers a below market interest rate on their home financing, we began a program during the quarter ended June 30, 2006 which protects us from future increases in interest rates related to potential mortgage originations of approximately $766 million. To accomplish this, we purchase forward rate agreements (FRAs) and economic interest rate hedges in the form of FMBS and put options on both EDFC and mortgage-backed securities (MBS). At June 30, 2006, the notional amount of the FRAs was $445 million, while economic interest rate hedges totaled $2.3 billion in EDFC put options, $143 million in MBS put options and $51 million of FMBS, hedging a notional principal of $321 million in mortgage loan commitments. Both the FRAs and economic interest rate hedges have various maturities not exceeding twelve months. These instruments are also considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. The gains and losses for the three and nine months ended June 30, 2006 were not significant.

The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2006. In addition, the table sets forth the notional amounts, weighted average interest rates and estimated fair value of our interest rate swaps. The fixed rate maturities for the three months ending September 30, 2006 include the principal and call premium related to the early redemption of our 10.5% senior subordinated notes on July 15, 2006 at an aggregate redemption price of approximately $152.4 million. Because the mortgage warehouse credit facility and CP conduit facility are secured by certain mortgage loans held for sale which are typically sold within 60 days, the outstanding balances at June 30, 2006 are included in the variable rate maturities for the three months ended September 30, 2006. At June 30, 2006, the fair value of the interest rate swaps was a $1.3 million asset.

	Three Months
	Ending								Fair value
	September 30,	Fiscal Year Ending September 30,							at
	2006	2007	2008	2009	2010	2011	Thereafter	Total	6/30/06
	($ in millions)
Debt:
Fixed rate	$173.5	$8.4	$221.9	$589.7	$400.0	$450.0	$2,414.6	$4,258.1	$4,145.1
Average interest rate	9.4%	7.6%	7.6%	7.3%	6.9%	7.0%	6.3%	6.8%
Variable rate	$724.3	$—	$—	$—	$—	$1,250.0	$—	$1,974.3	$1,974.3
Average interest rate	5.9%	—	—	—	—	6.2%	—	6.1%

Interest Rate Swaps:
Variable to fixed	$200.0	$200.0	$200.0	$—	$—	$—	$—	$—	$1.3
Average pay rate	5.1%	5.1%	5.0%	—	—	—	—	—
Average receive rate		90-day LIBOR
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management has long recognized its responsibilities for developing, implementing and monitoring effective and efficient controls and procedures. As part of those responsibilities, as of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
(a)	Exhibits.
3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18,
1992.(1)

3.2	Amended and Restated Bylaws of the Company.(2)

4.1	Twenty-Sixth Supplemental Indenture, dated as of April 17, 2006, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee.(3)

4.2	Twenty-Seventh Supplemental Indenture, dated as of April 17, 2006, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee.(4)

4.3	Twenty-Eighth Supplemental Indenture, dated June 13, 2006, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee.(5)

4.4	Sixth Supplemental Indenture, dated June 13, 2006, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee.(6)

4.5	Third Supplemental Indenture, dated as of June 13, 2006, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee.(7)

4.6	Third Supplemental Indenture, dated as of June 13, 2006, among the Company, the guarantors named therein and American Stock Transfer & Trust Company, as Trustee.(8)

10.1	Second Amended and Restated Credit Agreement, dated April 7, 2006, by and among DHI Mortgage Company, Ltd. U.S. Bank National Association, as agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders named therein.(9)

10.2+	Summary of Bonus Payments to Certain Executives.(10)

10.3	Second Amended and Restated Loan Agreement, dated June 30, 2006, among CH Funding LLC, DHI Mortgage Company, Ltd., Calyon New York Branch, as a bank, as a managing agent and as the administrative agent, and the other listed parties thereto.(11)

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, is filed herewith.

31.2*	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.1*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer, is filed herewith.

32.2*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer, is filed herewith.

*	Filed herewith.

+	Management compensatory plan.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the SEC on February 16, 1999.

(3)	Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 11, 2006 and filed with the SEC on April 13, 2006.

(4)	Incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 11, 2006 and filed with the SEC on April 13, 2006.

(5)	Incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on June 13, 2006.

(6)	Incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed with the SEC on June 13, 2006.

(7)	Incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on June 13, 2006.

(8)	Incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on June 13, 2006.

(9)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 7, 2006 and filed with the SEC on April 11, 2006.

(10)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 17, 2006 and filed with the SEC on April 21, 2006.

(11)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 30, 2006 and filed with the SEC on July 7, 2006.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date: August 8, 2006	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)