Form 10-K
period 2006-09-30
HORTON D R INC /DE/
filed 2006-12-12
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-14122

D.R. Horton, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2386963
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.	)

301 Commerce Street, Suite 500	76102
Fort Worth, Texas	(Zip Code	)
(Address of principal executive offices)

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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2006, the aggregate market value of the outstanding shares held by non-affiliates of the registrant was approximately $9,464,684,000. Solely for purposes of this calculation, all directors and executive officers were excluded as affiliates of the registrant.

As of December 4, 2006, there were 317,209,740 shares of Common Stock, par value $.01 per share, issued and 313,556,940 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

PART I

ITEM 1.	BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States, based on our domestic homes closed during the twelve months ended September 30, 2006. We construct and sell high quality homes through our operating divisions in 27 states and 84 metropolitan markets of the United States, primarily under the name of D.R. Horton, America’s Builder. D.R. Horton, Inc. is a Fortune 500 company, and our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Donald R. Horton began our homebuilding business in 1978. In 1991, we were incorporated in Delaware to acquire the assets and businesses of our predecessor companies, which were residential home construction and development companies owned or controlled by Mr. Horton. In 1992, we completed our initial public offering of our common stock. From inception, we have consistently grown the size of our company by investing our available capital into our existing homebuilding markets and into start-up operations in new markets. Additionally, we have acquired numerous other homebuilding companies, which have strengthened our market position in existing markets and expanded our geographic presence and product offerings in other markets. The effectiveness of our organic growth and acquisition strategies enabled us to become the largest homebuilding company in the United States, a distinction we have maintained for our last five fiscal years. Our homes generally range in size from 1,000 to 5,000 square feet and in price from $90,000 to $900,000. For the year ended September 30, 2006, we closed 53,099 homes with an average closing sales price of approximately $273,900.

Through our financial services operations, we provide mortgage banking and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our wholly-owned subsidiary, provides mortgage financing services, principally to purchasers of homes we build and sell. We originate mortgage loans, then package and sell them and their servicing rights to third-party investors shortly after origination on a non-recourse or limited recourse basis. Our subsidiary title companies serve as title insurance agents by providing title insurance policies, examination and closing services, primarily to purchasers of homes we build and sell.

Our financial reporting segments consist of six homebuilding segments and a financial services segment. Our homebuilding operations are by far the most substantial part of our business, comprising approximately 98% of consolidated revenues and approximately 95% of consolidated income before income taxes in fiscal 2006. During fiscal 2006, our total consolidated revenues were $15.1 billion, and our total consolidated income before income taxes was $2.0 billion. Our homebuilding reporting segments generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. In addition to building traditional single-family detached homes, the homebuilding segments also build attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. The sale of detached homes generated approximately 80%, 83%, and 84% of home sales revenues in fiscal 2006, 2005 and 2004, respectively. Our financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

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

Operating Strategy

Our overall operating strategy has long been to take advantage of opportunities to grow our homebuilding business profitably through capturing greater market share, while continuing to maintain a strong balance sheet. To execute our strategy we have invested our available capital in our existing homebuilding markets through our capital allocation process and entered satellite markets as opportunities were available. We have also evaluated homebuilding acquisition opportunities as they arose. The market conditions in our homebuilding markets have softened considerably during the fiscal year ended September 30, 2006. Although we believe the long-term fundamentals which support home sales demand remain solid and the current negative conditions in many of our markets will moderate over time, we cannot predict the duration and severity of the current market conditions. Consequently, while our long-term strategy remains to continue to profitably grow our homebuilding business, our focus while the market conditions are weaker will primarily be upon continued strengthening of the financial condition of the Company by reducing inventories of homes and land, thereby increasing liquidity.

Geographic Diversity

From 1978 to late 1987, our homebuilding activities were conducted in the Dallas/Fort Worth area. We then began diversifying geographically by entering additional markets, both through start-up operations and acquisitions. We now operate in 27 states and 84 markets. This provides us with geographic diversification in our homebuilding inventory investments and our sources of revenues and earnings.

We believe our diversification strategy mitigates the effects of local and regional economic cycles and enhances our growth potential. Typically, we do not invest material amounts of capital in real estate, including raw land, developed lots, models and speculative homes or overhead in start-up operations in new markets, until such markets demonstrate growth potential and acceptance of our products. While we believe there are long-term growth opportunities in our existing markets, we also intend to continue our diversification strategy by seeking to selectively enter new markets, primarily through the opening of satellite operations in smaller markets near our existing operating divisions. We also continue to evaluate opportunities to enter new markets or strengthen our presence in our existing markets through acquisitions of other homebuilding companies.

Economies of Scale

We are the largest homebuilding company in the United States in terms of number of homes closed in fiscal 2006. By the same measure, we are also either the largest or one of the five largest builders in many of our markets in fiscal 2006. We believe that our national, regional and local scale of operations has provided us with benefits that may not be available in the same degree to some other smaller homebuilders, such as:

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

Our economies of scale have contributed to our strong homebuilding operating margins over the years. Our operating margins have provided us with operational flexibility to compete for additional market share in each of our markets and in new satellite markets versus our competitors with lower operating margins.

Decentralized Operations

We decentralize our homebuilding activities to give more operating flexibility to our local division presidents. At September 30, 2006, we had 41 separate homebuilding operating divisions, some of which are in the same market area and some of which operate in more than one market area. Generally, each operating division consists of a division president; land entitlement, acquisition and development personnel; a sales manager and sales personnel; a construction manager and construction superintendents; customer service personnel; a controller; a purchasing manager and office staff. We believe that division presidents and their management teams, who are familiar with local conditions, have better information on which to base decisions regarding local operations. Our division presidents receive performance bonuses based upon achieving targeted financial and operational measures in their operating divisions.

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

Centralized Controls

We centralize the key risk elements of our homebuilding business through our regional and corporate offices. We have seven separate homebuilding regional offices. Generally, each regional office consists of a region president, legal counsel, a chief financial officer, a purchasing manager and limited office support staff. Each of our region presidents and their management teams are responsible for oversight of the operations of up to eight homebuilding operating divisions, including:

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

Cost Management

We control our overhead costs by centralizing certain administrative and accounting functions and by closely monitoring the number of administrative personnel and management positions in our operating divisions, as well as in our regional and corporate offices. We also minimize advertising costs by participating in promotional activities sponsored by local real estate brokers.

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

Acquisitions

We have recently focused on internal growth, strengthening our balance sheet and increasing our liquidity. However, as an integral component of our operational strategy, we continue to evaluate opportunities for strategic acquisitions. We believe that, in some instances, expanding our operations through the acquisition of existing homebuilding companies can provide us benefits not found in start-up operations, such as:

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

Markets

We conduct our homebuilding operations in all of the geographic regions, states and markets listed below, and we conduct our mortgage and title operations in many of these markets. The names of the regions and the markets comprising each region reflect the aggregation of our homebuilding operating segments into six separate reportable regions.

State	Reporting Region/Market

Northeast Region
Delaware	Central Delaware
Delaware Shore
Georgia	Savannah
Illinois	Chicago
Maryland	Baltimore
Suburban Washington, D.C.
Minnesota	Minneapolis/St. Paul
New Jersey	North New Jersey
South New Jersey
New York	Sullivan County
North Carolina	Brunswick County
Charlotte
Greensboro/Winston-Salem
Raleigh/Durham
Pennsylvania	Philadelphia
Lancaster
South Carolina	Charleston
Columbia
Greenville
Hilton Head
Myrtle Beach
Virginia	Northern Virginia
Wisconsin	Kenosha
Southeast Region
Alabama	Birmingham
Huntsville
Mobile
Georgia	Atlanta
Macon
Florida	Daytona Beach
Fort Myers/Naples
Jacksonville
Melbourne
Miami/West Palm Beach
Ocala
Orlando
Pensacola
Tampa
South Central Region
Louisiana	Baton Rouge
Oklahoma	Oklahoma City
Texas	Austin
Bryan/College Station
Dallas
Fort Worth
Houston
Killeen/Temple
Laredo
Rio Grande Valley
San Antonio
Waco

State	Reporting Region/Market

Southwest Region
Arizona	Casa Grande
Phoenix
Tucson
Colorado	Colorado Springs
Denver
Ft. Collins
New Mexico	Albuquerque
Las Cruces
Texas	Lubbock
Utah	Salt Lake City
California Region
California	Bay Area
Central Valley
Lancaster/Palmdale
Imperial Valley
Los Angeles County
Orange County
Riverside/San Bernardino
Sacramento
San Diego County
Ventura County
Nevada	Reno
West Region
Hawaii	Hawaii
Maui
Oahu
Idaho	Boise
Nevada	Las Vegas
Oregon	Albany
Bend
Eugene
Portland
Washington	Bellingham
Eastern Washington
Olympia
Seattle/Tacoma
Vancouver

When evaluating new or existing homebuilding markets, we consider the following local, market-specific factors, among others:

•	Economic conditions;

•	Job growth;

•	Land availability;

•	Land entitlement and development processes;

•	New home sales activity;

•	Competition;

•	Secondary home sales activity; and

•	Prevailing housing products, features and pricing.

Land Policies

Typically, we acquire land after we have completed appropriate due diligence and generally after we have obtained the rights (“entitlements”) to begin development or construction work resulting in an acceptable number of residential lots. Before we acquire lots or tracts of land, we will, among other things, complete a feasibility study, which includes soil tests, independent environmental studies and other engineering work, and evaluate the status of necessary zoning and other governmental entitlements required to develop and use the property for home construction. Although we purchase and develop land primarily to support our homebuilding activities, we also sell lots and land to other developers and homebuilders.

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

Almost all of our land positions are acquired directly by us. We avoid entering into joint venture arrangements due to their increased costs and complexity, as well as the loss of operational control inherent in such arrangements. We are a party to a very small number of joint ventures that were acquired through acquisitions of other homebuilders. All of these joint ventures are consolidated in our financial statements.

We attempt to mitigate our exposure to real estate inventory risks by:

•	Managing our supply of land/lots controlled (owned and optioned) in each market based on anticipated future home closing levels;

•	Monitoring local market and demographic trends, housing preferences and related economic developments, such as new job opportunities, local growth initiatives and personal income trends;

•	Utilizing land/lot option contracts, where possible;

•	Limiting the size of acquired land parcels to smaller tracts, where possible;

•	Generally commencing construction of custom features or optional upgrades on homes under contract only after the buyer’s receipt of mortgage approval and receipt of satisfactory deposits from the buyer; and

•	Monitoring and managing the number of speculative homes (homes under construction without an executed sales contract) built in each subdivision.

Construction

Our home designs are selected or prepared in each of our markets to appeal to local tastes and preferences of homebuyers in each community. We also offer optional interior and exterior features to allow homebuyers to enhance the basic home design and to allow us to generate additional revenues from each home sold.

Substantially all of our construction work is performed by subcontractors. Subcontractors typically are retained for a specific subdivision pursuant to a contract that obligates the subcontractor to complete construction at an agreed-upon price. Agreements with the subcontractors and suppliers we use generally are negotiated for each subdivision. We compete with other homebuilders for qualified subcontractors, raw materials and lots in the markets where we operate. We employ construction superintendents to monitor homes under construction, participate in major design and building decisions, coordinate the activities of subcontractors and suppliers, review the work of subcontractors for quality and cost controls and monitor compliance with zoning and building codes. In addition, our construction superintendents play a significant role in working with our homebuyers by assisting with option selection and home modification decisions, educating buyers on the construction process and instructing buyers on post-closing home maintenance.

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

Marketing and Sales

We market and sell our homes through commissioned employees and independent real estate brokers. We typically conduct home sales from sales offices located in furnished model homes in each subdivision, and we typically do not offer our model homes for sale until the completion of a subdivision. Our sales personnel assist prospective homebuyers by providing them with floor plans, price information, tours of model homes and assisting them with the selection of options and other custom features. We train and inform our sales personnel as to the availability of financing, construction schedules, and marketing and advertising plans. As market conditions warrant, we may provide potential homebuyers with one or more of a variety of incentives, including discounts and free upgrades, to be competitive in a particular market. In the current weak market conditions, we have significantly increased the level of incentives we are offering to homebuyers in many markets.

We advertise in our local markets as necessary. We advertise in newspapers, marketing brochures and newsletters. We also use billboards, radio and television advertising and our Internet website to market the location, price range and availability of our homes. To minimize advertising costs, we attempt to operate in subdivisions in conspicuous locations that permit us to take advantage of local traffic patterns. We also believe that model homes play a substantial role in our marketing efforts, so we expend significant effort to create an attractive atmosphere in our model homes.

In addition to using model homes, in certain markets we build a limited number of speculative homes in each subdivision. These homes enhance our marketing and sales efforts to prospective homebuyers who are relocating to these markets, as well as to independent brokers, who often represent homebuyers requiring a completed home within 60 days. We determine our speculative homes strategy in each market based on local market factors, such as new job growth, the number of job relocations, housing demand, seasonality, current sales contract cancellation trends and our past experience in the market. We determine the number of speculative homes to build in each subdivision based on our current and planned sales pace, and we monitor and adjust speculative homes inventory on an ongoing basis as conditions warrant. We typically sell a substantial majority of our speculative homes while they are under construction or immediately following completion; however, the softness in the current market conditions and related high cancellation rates have increased our speculative homes inventory to approximately 50% of our total homes in inventory as of September 30, 2006, up from 41% as of September 30, 2005.

Our sales contracts require an earnest money deposit of at least $500. The amount of earnest money required varies between markets and subdivisions, and may significantly exceed $500. Additionally, customers are generally required to pay additional deposits when they select options or upgrade features for their homes. Most of our sales contracts stipulate that when customers cancel their contracts with us, we have the right to retain their earnest money and option deposits; however, our operating divisions occasionally choose to refund such deposits. Our sales contracts also include a financing contingency which permits customers to cancel and receive a refund of their deposits if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified period. Our contracts may include other contingencies, such as the sale of an existing home. Depending upon market conditions, the sales contracts used in certain subdivisions may also contain restrictions aimed at limiting purchases of our homes by speculative investors who plan to purchase our homes and then quickly place the homes up for resale. As a percentage of gross sales orders, cancellations of sales contracts in fiscal 2006 were 28%, and our quarterly cancellation rates increased throughout fiscal 2006 to 40% in the fourth quarter, significantly higher than our typical historical range of 16% to 20%. The length of time between the signing of a sales contract for a home and delivery of the home to the buyer (closing) averages between three and six months.

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

Customer Mortgage Financing

We provide mortgage financing services principally to purchasers of our homes in the majority of our homebuilding markets through our wholly-owned subsidiary, DHI Mortgage. DHI Mortgage coordinates and expedites the entire sales transaction by ensuring that mortgage commitments are received and that closings take place in a timely and efficient manner. DHI Mortgage originates mortgage loans for a substantial portion of our homebuyers and, when necessary to fulfill the needs of some homebuyers, also brokers loans to third-party lenders who directly originate the mortgage loans. During the year ended September 30, 2006, approximately 94% of DHI Mortgage’s loan volume related to homes closed by our homebuilding operations, and DHI Mortgage provided mortgage financing services for approximately 68% of our total homes closed.

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

Employees

At September 30, 2006, we employed 8,772 persons, of whom 1,432 were sales and marketing personnel, 2,764 were executive, administrative and clerical personnel, 2,846 were involved in construction and 1,730 worked in mortgage and title operations. We had fewer than 20 employees covered by collective bargaining agreements. Employees of some of the subcontractors which we use are represented by labor unions or are subject to collective bargaining agreements. We believe that our relations with our employees and subcontractors are good.

Competition

The homebuilding industry is highly competitive. We compete in each of our markets with numerous other national, regional and local homebuilders for homebuyers, desirable properties, raw materials, skilled labor and financing. We also compete with resales of existing homes and with the rental housing market. Our homes compete on the basis of quality, price, design, mortgage financing terms and location. Our financial services business competes with other mortgage lenders, including national, regional and local mortgage bankers and other financial institutions, some of which have greater access to capital markets, different lending criteria and potentially broader product offerings.

Governmental Regulation and Environmental Matters

The homebuilding industry is subject to extensive and complex regulations. We and the subcontractors we use must comply with various federal, state and local laws and regulations, including zoning, density and development requirements, building, environmental, advertising and real estate sales rules and regulations. These requirements affect the development process, as well as building materials to be used, building designs and minimum elevation of properties. Our homes are inspected by local authorities where required, and homes eligible for insurance or guarantees provided by the FHA and VA are subject to inspection by them. These regulations often provide broad discretion to the administering governmental authorities. In addition, our new housing developments may be subject to various assessments for schools, parks, streets and other public improvements.

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

Seasonality

We have typically experienced seasonal variations in our quarterly operating results and capital requirements. In prior years, we generally had more homes under construction, closed more homes and had greater revenues and operating income in the third and fourth quarters of our fiscal year. This seasonal activity increases our working capital requirements for our homebuilding operations during the third and fourth fiscal quarters and increases our funding requirements for the mortgages we originate in our financial services segment at the end of these quarters. As a result, our results of operations and financial position at the end of the third and fourth fiscal quarters are not necessarily representative of the balance of our fiscal year.

In fiscal 2006, 57% of our consolidated revenues was attributable to operations in the third and fourth fiscal quarters. In contrast to our typical seasonal results, due to softening homebuilding market conditions during fiscal 2006, only 46% of our consolidated operating income was attributable to operations in the third and fourth fiscal quarters. This decrease was primarily due to the increased use of incentives to sell homes and inventory impairment charges and land option cost write-offs recorded during the third and fourth quarters of fiscal 2006. We expect that we will experience our historical seasonal patterns of revenues and operating income in future fiscal years.

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

Because of the cyclical nature of our industry, changes in general economic, real estate construction or other business conditions could adversely affect our business or our financial results.

Cyclical Industry.  The homebuilding industry is cyclical and is significantly affected by changes in general and local economic conditions, such as:

•	employment levels;

•	availability of financing for homebuyers;

•	interest rates;

•	consumer confidence;

•	levels of new and existing homes for sale;

•	demographic trends; and

•	housing demand.

These may occur on a national scale or may affect some of the regions or markets in which we operate more than others. If adverse conditions affect any of our larger markets, they could have a proportionately greater impact on us than on some other homebuilding companies.

An oversupply of alternatives to new homes, such as rental properties and used or foreclosed homes, including homes held for sale by investors and speculators, can also depress new home prices and reduce our margins on the sales of new homes.

During fiscal 2006, the homebuilding industry experienced an industry-wide softening of demand for new homes. In many markets, home price appreciation over the past several years had attracted real estate investors and speculators. As price appreciation slowed in fiscal 2006, the demand from investors and speculators for new homes also slowed, resulting in an increase in new homes available for sale. At the same time, existing homes offered for sale by investors and speculators increased. In response to higher inventories of both new and existing homes, homebuilders increased the use of sales incentives to continue to sell new homes. In the third and fourth quarters of fiscal 2006, we experienced a decrease in our net sales orders due to a decrease in homebuyer consumer confidence and a related increase in sales contract cancellations, both of which we believe were caused by the continued increase in the level of sales incentives offered by both builders of new homes and sellers of existing homes. Our use of incentives also contributed to significantly lower gross margins on the homes we closed during those quarters. We cannot predict the duration or severity of the current market conditions, nor provide any assurances that the adjustments we have made in our operating strategy to address these conditions will be successful.

Risks Related to National Security.  Continued military deployments in the Middle East and other overseas regions, terrorist attacks, other acts of violence or threats to national security, and any corresponding response by the United States or others, or related domestic or international instability, may adversely affect general economic conditions or cause a slowdown of the national economy.

Inventory Risks.  Inventory risks are substantial for our homebuilding business. Our long-term ability to build homes depends upon our acquiring land suitable for residential building at affordable prices in locations where our potential customers want to live. We must anticipate demand for new homes and continuously seek and make acquisitions of land for replacement and expansion of land inventory within our current markets and for new markets. In some markets, this has become more difficult and costly.

The risks inherent in controlling or purchasing and developing land increase as consumer demand for housing decreases. Thus, we may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. Our deposits for building lots controlled under option or similar contracts may be put at risk. The value of undeveloped land, building lots and housing inventories can also fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing project or market. In weak economic or market conditions, we may have to sell homes or land for a lower profit margin or at a loss, and we may have to record inventory impairment charges. We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful.

During fiscal 2005 and the first part of fiscal 2006, our goals for years of supply for ownership and control of land and building lots were based on management’s expectations for future volume growth. In light of the much weaker market conditions recently encountered, our expectations have changed and we have significantly slowed our purchases of land and lots to reduce our inventory to better match our new reduced rate of production. We have recently terminated numerous land option contracts and have written off earnest money deposits and pre-acquisition costs related to these option contracts. We have also recorded inventory impairment charges related to some of our under-performing projects.

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

Consequences.  As a result of the foregoing matters, potential customers may be less willing or able to buy our homes, or we may take longer or incur more costs to build them. We may not be able to recapture increased costs by raising prices in many cases because of market conditions or because we fix our prices in advance of delivery by signing home sales contracts. We may be unable to change the mix of our home offerings or the affordability of our homes to maintain our margins or satisfactorily address changing market conditions in other ways. In addition, cancellations of home sales contracts in backlog may increase as homebuyers cancel or do not honor their contracts. In the third and fourth quarters of fiscal 2006, we experienced an increase in sales contract cancellations due to a decrease in homebuyer consumer confidence, which we believe was caused by the continued increase in the level of sales incentives offered by both builders of new homes and sellers of existing homes. We are not certain how long the increased level of cancellations will continue.

Our financial services business is closely related to our homebuilding business, as it originates mortgage loans principally to purchasers of the homes we build. A decrease in the demand for our homes because of the foregoing matters may also adversely affect the financial results of this segment of our business. Consumer preferences for adjustable rate and other low-margin loans may also adversely affect our financial services results. An increase in the default rate on the mortgages we originate may adversely affect the pricing we receive upon the sale of mortgages that we originate and our profitability on such loan sales.

Increases in interest rates, reductions in mortgage availability or increases in the effective costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or our financial results.

Most of our customers finance their home purchases through lenders providing mortgage financing. In recent years, interest rates have been at historical lows. Many homebuyers have also chosen adjustable rate, interest only or other mortgages that involve initial lower monthly payments. As a result, new homes have been more affordable. Increases in interest rates or decreases in the availability of mortgage financing products, however, may adversely affect the market for new homes. Potential homebuyers may be less willing or able to pay the increased monthly costs or to obtain mortgage financing that exposes them to interest rate changes. Lenders may increase the qualification requirements needed for mortgages or adjust their terms to address any increased credit risk. Even if potential customers do not need financing, changes in interest rates and the availability of mortgage financing products may make it harder for them to sell their current homes to potential buyers who need financing. These matters may adversely affect the sales or pricing of our homes and may also reduce the volume or margins in our financial services business. The impact on our financial services business may be compounded to the extent we are unable to match interest rates and amounts on loans we have committed to originate through the various hedging strategies we employ.

We believe that the availability of FHA and VA mortgage financing is an important factor in marketing some of our homes. We also believe that the liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry is important to the housing market; however, the federal government has sought to limit the size of the home-loan portfolios and operations of these two government-sponsored enterprises. Any limitations or restrictions on the availability of the financing or on the liquidity provided by them could adversely affect interest rates, mortgage financing and our sales of new homes and mortgage loans.

Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to various limitations under current tax law and policy. If the federal government or a state government changes its income tax laws, as has been discussed, to eliminate or substantially modify these income tax deductions, the after-tax cost of owning a new home could increase for many of our potential customers. The resulting loss or reduction of homeowner tax deductions, if such tax law changes were enacted without offsetting provisions, could adversely impact demand for and sales prices of new homes.

Governmental regulations could increase the cost and limit the availability of our development and homebuilding projects or affect our related financial services operations and adversely affect our business or our financial results.

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

New housing developments may be subject to various assessments for schools, parks, streets and other public improvements, which could cause an increase in the effective prices for our homes. In addition, increases in property tax rates by local governmental authorities, as experienced in response to reduced federal and state funding, can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes.

We are subject to a variety of local, state and federal laws and regulations concerning protection of health, safety and the environment. The impact of environmental laws varies depending upon the prior uses of the building site or adjoining properties and may be greater in areas with less supply where undeveloped land or desirable alternatives are less available. These matters may result in delays, may cause us to incur substantial compliance, remediation and other costs, and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or areas.

Our financial services operations are also subject to numerous federal, state and local laws and regulations. These include eligibility requirements for participation in federal loan programs, compliance with consumer lending and similar requirements such as disclosure requirements, prohibitions against discrimination and real estate settlement procedures. They may also subject our operations to examination by the applicable agencies. These factors may limit our ability to provide mortgage financing or title services to potential purchasers of our homes.

Our substantial debt could adversely affect our financial condition.

We have a significant amount of debt. As of September 30, 2006, our consolidated debt was $6,078.6 million. In the ordinary course of business, we may incur significant additional debt, to the extent permitted by our revolving credit facility and our indentures.

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

As of September 30, 2006, the scheduled maturities of principal on our outstanding debt for the subsequent 12 months totaled $1,217.8 million, including $1,191.7 million in financial services debt that must be renewed annually. Based on the current level of operations, we believe our cash flow from operations, available cash, available borrowings under our credit facilities and our ability to access the capital markets and to refinance or renew our facilities in a timely manner will be adequate to meet our future cash needs. We cannot, however, make any assurances that in the future our business will generate sufficient cash flow from operations or that borrowings or access to the capital markets or refinancing or renewal facilities will be available to us in amounts sufficient to enable us to pay or refinance our indebtedness or to fund other cash needs.

Indenture and Revolving Credit Facility Restrictions.  Our revolving credit facility and the indenture governing our senior subordinated notes impose restrictions on our operations and activities. The most significant restrictions relate to limits on investments, cash dividends, stock repurchases and other restricted payments, incurrence of indebtedness, creation of liens and asset dispositions, and require maintenance of a maximum leverage ratio, a minimum ratio of earnings before interest, income taxes, depreciation and amortization to interest incurred, minimum levels of tangible net worth and compliance with other financial covenants. In addition, the indentures governing our senior notes impose restrictions on the creation of liens. If we fail to comply with any of these restrictions or covenants, the trustees, the noteholders or the lending banks, as applicable, could cause our debt to become due and payable prior to maturity. If we do not maintain our current credit ratings, available credit under our revolving credit facility is subject to limitations based on specified percentages of unsold homes, developed lots and lots under development included in inventory and the amount of other senior unsecured indebtedness.

Change of Control Purchase Options.  If a change of control occurs as defined in the indentures governing many series of our senior and senior subordinated notes, constituting $2,150.0 million principal amount in the aggregate as of September 30, 2006, we would be required to offer to purchase such notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. Moreover, a change of control may also result in the acceleration of our revolving credit facility and our financial services credit facilities. If purchase offers were required under the indentures for these notes or these credit facilities were accelerated, we can give no assurance that we would have sufficient funds to pay the amounts that we would be required to repurchase or repay. At September 30, 2006, we did not have sufficient funds available to purchase all of such outstanding debt upon a change of control.

Impact of Financial Services Debt.  Our financial services business is conducted through subsidiaries that are not restricted by our indentures or revolving credit facility. The ability of our financial services segment to provide funds to our homebuilding operations, however, is subject to restrictions in its own credit facilities. These funds would not be available to us upon the occurrence and during the continuance of defaults under these facilities. Moreover, our right to receive assets from these subsidiaries upon liquidation or recapitalization will be subject to the prior claims of the creditors of these subsidiaries. Any claims we may have to funds from this segment would be subordinate to subsidiary indebtedness to the extent of any security for such indebtedness and to any indebtedness otherwise recognized as senior to our claims.

Homebuilding and financial services are very competitive, and competitive conditions could adversely affect our business or our financial results.

The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled labor. We compete with other local, regional and national homebuilders, including those with a sales presence on the Internet, often within larger subdivisions designed, planned and developed by such homebuilders. We also compete with existing home sales. The competitive conditions in the homebuilding industry can result in:

•	difficulty in acquiring suitable land at acceptable prices;

•	increased selling incentives;

•	lower sales or profit margins;

•	delays in construction of our homes; or

•	impairments in the value of our inventory and goodwill.

Our financial services business competes with other mortgage lenders, including national, regional and local mortgage banks and other financial institutions. Mortgage lenders with greater access to capital markets or different lending criteria may be able to offer more attractive financing to potential customers.

When we are affected by these competitive conditions, our business and financial results could be adversely affected.

Our future operations may require additional capital, which may not be available.

Our operations require significant amounts of cash, and our requirements for capital typically increase in the third and fourth quarters of our fiscal year. We may be required to seek additional capital, whether from sales of equity, debt issuances or additional bank borrowings, for the development and any future growth of our business. We can give no assurance as to the availability of such additional capital or, if available, whether it would be on terms acceptable to us. Moreover, the indentures for our outstanding public debt and the covenants of our revolving credit facility contain provisions that may restrict the debt we may incur in the future. If we are not successful in obtaining sufficient capital, it could reduce our sales and may adversely affect our financial results.

We cannot make any assurances that our growth strategies will be successful.

Since 1993, we have acquired many homebuilding companies. Although we recently focused on internal growth, we may make strategic acquisitions of homebuilding companies in the future. Successful strategic acquisitions require the integration of operations and management and other efforts to realize the benefits that may be available. Although we believe that we have been successful in doing so in the past, we can give no assurance that we would be able to identify, acquire and integrate successfully strategic acquisitions in the future. Acquisitions can result in the dilution of existing stockholders if we issue our common stock as consideration or reduce our liquidity or increase our debt if we fund them with cash. In addition, acquisitions can expose us to the risk of writing off goodwill related to such acquisitions based on the subsequent results of the operating segments to which the acquired businesses were assigned. The risk of write-offs related to goodwill impairment increases during a cyclical housing downturn when profitability of our operating segments may decline. Moreover, we may not be able to implement successfully our operating and growth strategies within our existing markets.

Homebuilding is subject to home warranty and construction defect claims in the ordinary course of business that can be significant.

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. As a consequence, we maintain product liability insurance, obtain indemnities and certificates of insurance from subcontractors generally covering claims related to workmanship and materials, and create warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all of our warranty and construction defect claims in the future. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of product liability insurance for construction defects are currently limited and costly. We have responded to increases in insurance costs and coverage limitations in recent years by increasing our self-insured retentions and claim reserves. There can be no assurance that coverage will not be further restricted or become more costly.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, the staff of the Securities and Exchange Commission (SEC Staff) conducted a review of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and Quarterly Reports on Form 10-Q for the respective quarters ended December 31, 2005 and March 31, 2006 and issued a letter commenting on certain aspects of those reports. We believe that all matters addressed in the comment letter and our subsequent discussions with the SEC Staff have been resolved, except with regard to the reporting of our operating segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As a result of the discussions, we have disaggregated the disclosure regarding our homebuilding operations from one reportable homebuilding segment to six separate reportable homebuilding segments. The disclosures within this Annual Report on Form 10-K for all periods presented reflect this revised aggregation, which had no effect on our previously reported consolidated financial position, results of operations or cash flows. However, in the discussions, the SEC Staff also commented that similar disclosures should be made in our prior Annual Report on Form 10-K for the fiscal year ended September 30, 2005. We have not agreed to the SEC Staff’s comment because, among other reasons, the information in this year’s Annual Report on

Form 10-K includes, in addition to fiscal 2006 segment information, prior year comparable revised segment information related to revenues, inventory impairments and income before income taxes for both fiscal 2005 and 2004, revised segment inventories as of September 30, 2005, and additional presentation and discussion of segment information in our Management Discussion and Analysis section for fiscal years 2006, 2005 and 2004. The prior year segment information has no effect on our previously reported consolidated financial position, results of operations or cash flows. Our discussions with the SEC Staff on this remaining matter have not been concluded.

ITEM 2.	PROPERTIES

In addition to our inventories of land, lots and homes, we own several office buildings totaling approximately 246,000 square feet and we lease approximately 1,609,000 square feet of office space under leases expiring through January 2015, in our various operating markets to house our homebuilding and financial services operating divisions, as well as our regional and corporate offices.

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

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “DHI.” The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the NYSE, and dividends declared per common share. The amounts reflect the four-for-three stock split (effected as a 33 1/3% stock dividend) of March 16, 2005.

	Year Ended September 30, 2006			Year Ended September 30, 2005
			Declared			Declared
	High	Low	Dividends	High	Low	Dividends

1st Quarter	$38.56	$28.78	$.09	$31.41	$20.40	$.06
2nd Quarter	41.66	30.80	.10	34.58	27.44	.0675
3rd Quarter	35.27	22.55	.10	39.20	26.83	.09
4th Quarter	25.43	19.52	.15	42.82	33.34	.09

As of December 4, 2006, the closing price of our common stock on the NYSE was $26.29, and there were approximately 616 holders of record.

The declaration of cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our general financial condition and general business conditions. We are required to comply with certain covenants contained in the bank agreements and our senior subordinated note indenture. The most restrictive of these requirements allows us to pay cash dividends on our common stock in an amount, on a cumulative basis, not to exceed 50% of consolidated net income, as defined, subject to certain other adjustments. Pursuant to the most restrictive of these requirements, at September 30, 2006, cash dividend payments in fiscal 2007 were limited to $583.5 million, and approximately $3.4 billion was available for all restricted payments in the future.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

During fiscal years 2006, 2005 and 2004, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

In November 2005, our Board of Directors authorized the repurchase of up to $500 million of our common stock, replacing the previous common stock repurchase authorization. During fiscal 2006, we repurchased 1,000,000 shares of our common stock at a total cost of $36.8 million, all of which occurred during the three months ended December 31, 2005. As of September 30, 2006, we had $463.2 million remaining of the Board of Directors’ authorization for repurchases of common stock. In November 2006, our Board of Directors extended the remaining $463.2 million common stock repurchase authorization to November 30, 2007.

On January 26, 2006, our shareholders approved an amendment to the Company’s charter which increased the number of authorized shares of common stock to one billion shares.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our Consolidated Financial Statements. The data should be read in conjunction with the Consolidated Financial Statements, related Notes thereto and other financial data elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended September 30,
	2006	2005	2004	2003	2002
	(In millions, except per share data)

Income Statement Data (1):
Revenues:
Homebuilding	$14,760.5	$13,628.6	$10,658.0	$8,552.1	$6,625.2
Financial Services	290.8	235.1	182.8	176.0	113.6
Gross profit — Homebuilding	3,342.2	3,488.3	2,460.7	1,746.3	1,260.8
Income before income taxes:
Homebuilding	1,878.7	2,273.0	1,508.2	914.7	591.1
Financial Services	108.4	105.6	74.7	93.5	56.4
Net income	1,233.3	1,470.5	975.1	626.0	404.7
Net income per share (2):
Basic	3.94	4.71	3.14	2.11	1.51
Diluted (3)	3.90	4.62	3.09	1.99	1.39
Cash dividends declared per common share (2)	0.44	0.3075	0.2150	0.1350	0.0967

	As of September 30,
	2006	2005	2004	2003	2002
	(In millions)

Balance Sheet Data (1):
Inventories	$11,343.1	$8,486.8	$6,567.4	$5,082.3	$4,343.1
Total assets	14,820.7	12,514.8	8,985.2	7,279.4	6,017.5
Notes payable	6,078.6	4,909.6	3,499.2	2,963.2	2,878.3
Stockholders’ equity	6,452.9	5,360.4	3,960.7	3,031.3	2,269.9

(1)	On February 21, 2002, we acquired Schuler Homes in a merger. The total merger consideration consisted of 20,079,532 shares (pre-splits) of D.R. Horton common stock, valued at $30.93 per share (pre-splits); $168.7 million in cash; $802.2 million of assumed Schuler debt, $238.2 million of which was paid at closing; $218.7 million of assumed trade payables and other liabilities; and $10.8 million of assumed obligations to the Schuler entities’ minority interest holders. Schuler’s revenues for the period February 22, 2002 through September 30, 2002 were $1,246.6 million.

(2)	All basic and diluted income per share amounts and cash dividends declared per share amounts reflect the effects of the three-for-two stock split (effected as a 50% stock dividend) of January 12, 2004 and the four-for-three stock split (effected as a 33 1/3% stock dividend) of March 16, 2005.

(3)	In October 2004, the Financial Accounting Standards Board ratified Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (EITF 04-8). EITF 04-8 requires that shares underlying contingently convertible debt be included in diluted earnings per share computations using the if-converted method regardless of whether the market price trigger or other contingent features have been met. The effective date for EITF 04-8 was for reporting periods ending after December 15, 2004. EITF 04-8 also requires restatement of earnings per share amounts for prior periods presented during which the instrument was outstanding. In May 2001, we issued zero coupon convertible senior notes, which were converted into shares of our common stock in June 2003. During certain quarters of the years ended September 30, 2003 and 2002, the market price trigger was not met and the convertible shares were not included in the computation of diluted net income per share. The adoption of EITF 04-8 reduced our diluted net income per share for the years ended September 30, 2003 and 2002 by $0.06 and $0.05, respectively (each adjusted to reflect the effects of the three-for-two common stock split, effected as a 50% stock dividend and paid on January 12, 2004 and the four-for-three common stock split, effected as a 33 1/3% stock dividend and paid on March 16, 2005).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Fiscal Year 2006 Overview

During fiscal 2006, the homebuilding industry experienced an industry-wide softening of demand for new homes. In many markets, home price appreciation over the past several years had attracted real estate investors and speculators. As price appreciation slowed in fiscal 2006, the demand from investors and speculators for new homes also slowed, resulting in an increase in new homes available for sale. At the same time, existing homes offered for sale by investors and speculators increased. In response to higher inventories of both new and existing homes, homebuilders increased the use of sales incentives to continue to sell new homes. In the third and fourth quarters of fiscal 2006, we experienced a decrease in our net sales orders due to a decrease in homebuyer consumer confidence and a related increase in sales contract cancellations, both of which we believe were caused by the continued increase in the level of sales incentives offered by both builders of new homes and sellers of existing homes. Our use of incentives also contributed to significantly lower gross margins on the homes we closed during those quarters. Although we believe the long-term fundamentals which support home sales demand remain solid and the current negative conditions in many of our markets will moderate over time, we cannot predict the duration and severity of the current market conditions.

During fiscal 2006, we adjusted our operating strategy to meet the new homebuilding business environment, and we expect to continue with these initiatives through fiscal 2007. These adjustments include:

•	Decreasing our SG&A infrastructure to be in line with our reduced expectations of production levels.

•	Decreasing our cost of goods purchased from both vendors and subcontractors.

•	Reducing our land and lot inventory from current levels by significantly curtailing our spending for land and lot purchases and renegotiating or canceling land purchase contracts.

•	Reducing our inventory of homes under construction from current levels by limiting the construction of unsold homes.

•	Continuing to offer incentives to increase sales as necessary to maximize profits, returns and cash flows.

We expect that these adjustments to our operating strategy will generate positive cash flows in fiscal 2007 and allow us to maintain a strong balance sheet and liquidity position, providing us with flexibility to take advantage of opportunities as they become available in the future. Because we cannot predict the duration or severity of the current market conditions, we cannot provide any assurances that the adjustments we have made in our operating strategy to address these conditions will be successful.

Key financial results as of and for our fiscal year ended September 30, 2006 were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased by 8% in fiscal 2006. However, the value of net sales orders decreased by 5%, reflective of the more challenging market conditions recently encountered.

•	Homebuilding operating margins as a percentage of homebuilding revenues decreased by 400 basis points during fiscal 2006, primarily due to lower homebuilding gross margins.

•	Our sales order backlog at September 30, 2006 was $5.2 billion, 11% below our backlog at September 30, 2005.

•	Net homebuilding debt to total capital, which is calculated as homebuilding notes payable net of cash divided by total capital net of cash (homebuilding notes payable net of cash plus stockholders’ equity), was 40.7% at September 30, 2006.

Financial Services Operations:

•	Total financial services revenues increased 24% in fiscal 2006, primarily due to a 41% increase in the number of loans sold during the year compared to fiscal 2005.

•	Financial services pre-tax income increased by 3% in fiscal 2006, due to increased revenue from loan production and title closings, largely offset by the increase in financial services G&A costs.

Consolidated Results:

•	Net income decreased 16% in fiscal 2006, due to a 17% decrease in homebuilding operating margin.

•	Diluted earnings per share decreased 16% in fiscal 2006.

•	The effective income tax rate for fiscal 2006 was 37.9%, as compared to 38.2% in fiscal 2005 and 38.4% in fiscal 2004.

Although specific directives within our operating strategy may have changed or may be implemented at a slower pace, our long-term operating strategy remains much the same. We intend to continue to take advantage of opportunities to grow our homebuilding business profitability through capturing greater market share, while maintaining a strong balance sheet. We plan to continue investing our available capital in our existing homebuilding markets through our capital allocation process and entering satellite markets as opportunities are available. We will also continue to evaluate homebuilding acquisition opportunities as they arise. To the extent that additional capital is available in excess of amounts we choose to invest in our homebuilding operations or retain as liquidity, we will consider directing such capital toward alternative uses, including repayment of debt, dividend payments or stock repurchases, as market conditions or other circumstances may warrant, within the constraints of our balance sheet leverage targets and the restrictions in our bank agreements and indentures.

Results of Operations — Homebuilding

Our seven homebuilding operating regions are our operating segments. We present six reportable segments, as we aggregate two of the operating regions into one reporting segment. These reporting segments, which we also refer to as reporting regions, have homebuilding operations located in the following states:

Northeast:	Delaware, Georgia (Savannah only), Illinois, Maryland, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Virginia and Wisconsin
Southeast:	Alabama, Florida and Georgia
South Central:	Louisiana, Oklahoma and Texas
Southwest:	Arizona, Colorado, New Mexico, Texas (Lubbock only) and Utah
California:	California and Nevada (Reno only)
West:	Hawaii, Idaho, Nevada, Oregon and Washington

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005

The following tables set forth key operating and financial data for our homebuilding operations by reporting region as of and for the fiscal years ended September 30, 2006 and 2005. Based on our revised aggregation of operating segments, we have restated fiscal 2005 amounts between regions to conform to the fiscal 2006 presentation.

	Net Sales Orders
	Fiscal Years Ended September 30,
	Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2006	2005	Change	2006	2005	Change	2006	2005	Change

Northeast	7,150	8,296	(14)%	$1,844.1	$2,187.9	(16)%	$257,900	$263,700	(2)%
Southeast	7,082	8,050	(12)%	1,753.8	2,012.6	(13)%	247,600	250,000	(1)%
South Central	14,682	12,391	18%	2,536.4	2,068.2	23%	172,800	166,900	4%
Southwest	11,921	12,391	(4)%	3,071.5	3,135.3	(2)%	257,700	253,000	2%
California	7,050	8,171	(14)%	3,238.6	3,862.9	(16)%	459,400	472,800	(3)%
West	4,095	3,933	4%	1,450.8	1,376.5	5%	354,300	350,000	1%

	51,980	53,232	(2)%	$13,895.2	$14,643.4	(5)%	$267,300	$275,100	(3)%

	Sales Order Backlog
	As of September 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
			%			%			%
	2006	2005	Change	2006	2005	Change	2006	2005	Change

Northeast	2,902	3,894	(25)%	$796.8	$1,148.9	(31)%	$274,600	$295,000	(7)%
Southeast	2,148	3,119	(31)%	633.8	909.4	(30)%	295,100	291,600	1%
South Central	4,213	2,975	42%	777.8	524.2	48%	184,600	176,200	5%
Southwest	5,754	5,068	14%	1,550.2	1,382.8	12%	269,400	272,800	(1)%
California	2,088	2,922	(29)%	1,041.7	1,403.8	(26)%	498,900	480,400	4%
West	1,020	1,266	(19)%	384.8	466.1	(17)%	377,300	368,200	2%

	18,125	19,244	(6)%	$5,185.1	$5,835.2	(11)%	$286,100	$303,200	(6)%

	Homes Closed
	Fiscal Years Ended September 30,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2006	2005	Change	2006	2005	Change	2006	2005	Change

Northeast	8,142	7,010	16%	$2,196.2	$1,802.3	22%	$269,700	$257,100	5%
Southeast	8,053	7,911	2%	2,029.4	1,800.2	13%	252,000	227,600	11%
South Central	13,444	12,737	6%	2,282.9	2,103.9	9%	169,800	165,200	3%
Southwest	11,235	11,602	(3)%	2,904.0	2,672.1	9%	258,500	230,300	12%
California	7,884	7,671	3%	3,600.8	3,533.5	2%	456,700	460,600	(1)%
West	4,341	4,241	2%	1,532.1	1,464.6	5%	352,900	345,300	2%

	53,099	51,172	4%	$14,545.4	$13,376.6	9%	$273,900	$261,400	5%

Total Homebuilding Revenues

	Fiscal Years Ended September 30,
	2006	2005	% Change
	(In millions)

Northeast	$2,213.3	$1,818.9	22%
Southeast	2,040.5	1,816.7	12%
South Central	2,311.0	2,114.8	9%
Southwest	2,954.7	2,692.9	10%
California	3,643.1	3,621.0	1%
West	1,597.9	1,564.3	2%

	$14,760.5	$13,628.6	8%

Inventory Impairments and Land Option Cost Write-offs

	Fiscal Years Ended September 30,
	2006			2005
		Land Option			Land Option
	Inventory	Cost		Inventory	Cost
	Impairments	Write-Offs	Total	Impairments	Write-Offs	Total
	(In millions)

Northeast	$18.5	$20.0	$38.5	$—	$1.3	$1.3
Southeast	14.2	20.2	34.4	—	3.8	3.8
South Central	—	2.2	2.2	—	0.8	0.8
Southwest	8.1	17.6	25.7	—	1.3	1.3
California	105.4	60.4	165.8	—	9.2	9.2
West	—	4.3	4.3	—	0.7	0.7

	$146.2	$124.7	$270.9	$—	$17.1	$17.1

Homebuilding Income Before Income Taxes (1)

	Fiscal Years Ended September 30,
	2006		2005
		% of		% of
		Region		Region
	$’s	Revenues	$’s	Revenues
	(In millions)

Northeast	$198.5	9.0%	$204.5	11.2%
Southeast	346.4	17.0%	354.8	19.5%
South Central	171.2	7.4%	136.2	6.4%
Southwest	450.5	15.2%	408.8	15.2%
California	346.3	9.5%	750.1	20.7%
West	365.8	22.9%	418.6	26.8%

	$1,878.7	12.7%	$2,273.0	16.7%

(1)	Corporate expenses were allocated to each region based on the region’s average inventory for the periods presented.

Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Fiscal Years Ended September 30,
	2006	2005

Gross profit — Home sales	24.0%	25.5%
Gross profit — Land/lot sales	53.7%	35.5%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(1.8)%	(0.1)%
Gross profit — Total homebuilding	22.6%	25.6%
Selling, general and administrative expense	9.9%	9.0%
Interest and other (income) expense	—%	(0.1)%
Income before income taxes	12.7%	16.7%

Net Sales Orders and Backlog

Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations. The value of net sales orders decreased 5%, to $13,895.2 million (51,980 homes) in 2006 from $14,643.4 million (53,232 homes) in 2005. The number of net sales orders decreased 2% in fiscal 2006 compared to fiscal 2005, reflecting the industry-wide softening of demand for new homes in most homebuilding markets. We believe the most significant factors contributing to the slowing of demand for new homes in most of our markets include an increase in the supply of existing homes for sale, a reduction in investor purchases, an increase in incentives offered by homebuilders and sellers of existing homes and an increase in sales contract cancellation rates. Many prospective homebuyers are approaching the purchase decision more tentatively due to the increased uncertainty surrounding the housing market. These factors affected our business most significantly in our fourth fiscal quarter, when our net sales orders decreased 25% compared to the same quarter of fiscal 2005. Subsequent to fiscal year 2006, our net sales orders for the month ended October 31, 2006 decreased 20% compared to the month ended October 31, 2005.

Our annual cancellation rate increased to 28% in fiscal 2006, and our cancellation rate in the fourth quarter of fiscal 2006 and the month ended October 31, 2006 increased to approximately 40%, exceeding our typical historical range of 16% to 20%. The higher overall cancellation rate for fiscal 2006 was primarily attributable to cancellations in many of our Arizona, California and Florida markets. A significant portion of the increase in cancellations was due to our prospective homebuyers being unable to sell their existing homes.

The largest percentage decreases in the number and value of net sales orders in fiscal 2006 compared to fiscal 2005 occurred in our Northeast, Southeast and California regions. The decreases in sales in these regions are primarily attributable to the changes in market conditions described above. Partially offsetting the decreases in net sales orders was an 18% increase in net sales orders in our South Central region, where many of our markets did not experience the same slowdown in demand in fiscal 2006.

The average price of a net sales order in fiscal 2006 was $267,300, a decrease of 3% from the $275,100 average in fiscal 2005. During the year, slight to moderate increases and decreases in average sales prices occurred among our regions, resulting in our relatively flat average price compared to 2005. In general, our ability to raise prices is dependent on the demand for our homes; therefore, the lack of any significant overall price appreciation during 2006 was due in large part to the recent decrease in demand and our increased use of sales incentives in many markets. Particularly, the home price appreciation that occurred in many of our California, Arizona and Florida markets during fiscal 2005 has since moderated and in many instances has reversed. We also continually monitor and may adjust our product and geographic mix and pricing within our homebuilding markets in an effort to keep our core product offerings affordable for our target customer base, typically first-time and move-up homebuyers. This sometimes also contributes to a decrease in the average price.

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval, which can result in cancellations. In the past, our backlog has been a reliable indicator of the level of closings in our two subsequent fiscal quarters, although this relationship may change if our cancellation rates remain above normal levels or continue to increase. Historically, our backlog conversion rates (closings during the quarter divided by beginning of the quarter backlog), have generally been in the range of 50% to 75%, with the highest quarterly conversion rate of each fiscal year typically occurring in the fourth quarter.

At September 30, 2006, the value of our backlog of sales orders was $5,185.1 million (18,125 homes), down 11% from $5,835.2 million (19,244 homes) at September 30, 2005. The average sales price of homes in backlog was $286,100 at September 30, 2006, down 6% from the $303,200 average at September 30, 2005. The value of our sales order backlog decreased in four of our six market regions, led by decreases of 31%, 30% and 26% in our Northeast, Southeast and California regions, respectively, which is reflective of the current difficult sales environment. The average selling price of homes in backlog at September 30, 2006 as compared to September 30, 2005 reflect only slight to moderate increases and decreases among our regions.

Home Sales Revenue and Gross Profit

Revenues from home sales increased 9%, to $14,545.4 million (53,099 homes closed) in 2006 from $13,376.6 million (51,172 homes closed) in 2005. Revenues from home sales increased in all six of our market regions, led by the Northeast and Southeast regions, with increases of 22% and 13%, respectively. The average selling price of homes closed during 2006 was $273,900, up 5% from $261,400 in 2005. The average selling price of homes closed increased by slight to moderate amounts in five of our six market regions, led by the Southwest and Southeast regions with increases of 12% and 11%, respectively. Many markets, especially some of the California, Arizona and Florida markets which experienced the most price appreciation in recent years, have experienced weakening demand in the latter part of fiscal 2006, resulting in declines in total and per home revenue. As reflected in our net sales order volume, demand has slowed in a number of our markets in recent quarters, and in general, we are offering more incentives and price concessions to obtain home sales.

Revenues from home sales in fiscal 2006 were increased by $1.6 million, while revenues from home sales in fiscal 2005 were reduced by $92.2 million from changes in profit deferred pursuant to Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate.” The home sales profit related to our mortgage loans held for sale is deferred in instances where a buyer finances a home through our wholly-owned mortgage company and has not made an adequate initial or continuing investment as prescribed by SFAS No. 66. As of September 30, 2006, the balance of deferred profit related to such mortgage loans held for sale was $90.6 million.

Total homebuilding gross profit decreased by 4%, to $3,342.2 million in 2006 from $3,488.3 million in 2005. Including sales of both homes and land/lots, total homebuilding gross profit as a percentage of homebuilding revenues decreased 300 basis points, to 22.6% in 2006 from 25.6% in 2005.

Gross profit from home sales as a percentage of home sales revenues decreased 150 basis points, to 24.0% in 2006 from 25.5% in 2005. The primary factors reducing our home sales gross profit margin were the difficult market conditions discussed above, which narrowed the range between our selling prices and costs of our homes in many of our markets and caused a decline of approximately 200 basis points in home sales gross margin. We have had to utilize additional incentives in many of our markets due to the current challenging sales environment. Sales incentives affect our gross profit margin by reducing the selling price of the home, or by increasing the cost of the home without a proportional increase in the selling price. An additional 45 basis points of home sales gross margin decline was a result of the decrease in the relative number of closings in markets such as California and Nevada, which have had significant price appreciation in the last few years and, therefore, have had above average gross margins. These declines were partially offset by an improvement of approximately 55 basis points related to the increase in home sales revenues and gross profit from the recognition of profit previously deferred in accordance with SFAS No. 66. The remaining improvement of 40 basis points was primarily due to a reduction in warranty and construction defect expenses as a percentage of home sales revenues.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” land inventory and related communities under development are reviewed for potential write-downs when impairment indicators are present. SFAS No. 144 requires that in the event the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by estimates of revenues, costs, and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Our determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. Valuation adjustments on finished homes are recorded when events or circumstances indicate that the carrying value is less than the fair value less costs to sell the home.

During fiscal 2006, several communities under development that demonstrated potential impairment indicators, with a combined carrying value of $739.5 million at September 30, 2006, were evaluated for potential impairment. Our analyses of these projects generally assumed flat to reduced revenues as compared with current sales orders for the particular project or revenues realized from comparable projects. We determined that projects with a carrying value of $459.3 million, the majority of which were in California, were impaired. Consequently, we recorded impairment charges of $146.2 million to reduce the carrying value of the impaired projects to their estimated fair value. The remaining $280.2 million of such projects with impairment indicators are primarily in California. It is possible that our estimate of undiscounted cash flows from these projects may change and could result in a future need to record impairment charges to write these assets down to fair value. Additionally, if conditions in the homebuilding industry worsen in the future, we may be required to evaluate additional projects for potential impairment which may result in additional impairment charges and such charges could be significant.

We periodically write off earnest money deposits and pre-acquisition costs related to land and lot option contracts which we no longer plan to pursue. During fiscal 2006 and 2005, we wrote off $124.7 million and $17.1 million, respectively, of earnest money deposits and pre-acquisition costs related to land purchase option contracts which we determined we would not pursue. The inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 180 basis points in fiscal 2006. Should the current weak homebuilding market conditions persist and if we are unable to successfully renegotiate certain land purchase contracts, we may have to write off additional earnest money deposits and pre-acquisition costs. We currently do not expect the potential for such write-offs in fiscal 2007 to be as significant as the fiscal 2006 write-offs.

Selling, General and Administrative (SG&A) Expense

SG&A expenses from homebuilding activities increased by $230.0 million, or 19%, to $1,456.6 million in 2006 from $1,226.6 million in 2005. As a percentage of revenues, SG&A expenses increased 90 basis points, to 9.9% in 2006 from 9.0% in 2005. The largest component of our homebuilding SG&A is employee compensation and related costs, which represented 64% and 67% of SG&A costs in 2006 and 2005, respectively. Those costs increased $115.1 million, or 14%, to $932.4 million in 2006 from $817.3 million in 2005, largely due to the addition of employees to support our previously planned growth. The remaining increase in SG&A of $114.9 million was primarily attributable to increases in advertising costs, property taxes, rent expense and subdivision maintenance. These increases were due to the growth in our inventory levels and the competitive selling environment.

Throughout fiscal 2005 and through the first half of fiscal 2006, we increased the infrastructure of our homebuilding operations to support the then planned delivery of approximately 58,000 homes in fiscal 2006 and further growth in home closings into fiscal 2007. However, due to recent sales trends, the increase in home closings of only 4% in fiscal 2006 compared to 17% in fiscal 2005 and an actual decline in home closings in the fourth quarter of fiscal 2006 compared to the same period of fiscal 2005, we no longer expect further growth in home closings in the near term. We are adjusting our SG&A infrastructure to support our decreased expectations of future closing volumes; however, we cannot provide assurance that future SG&A expense levels as a percentage of homebuilding revenues will be as low as historical levels.

Interest Expense

We capitalize interest costs only to inventory under construction or development. During both fiscal 2005 and 2006, our inventory under construction or development exceeded our interest-bearing debt; therefore, we capitalized virtually all interest from homebuilding debt except for the call premium, unamortized discount/premium and fees related to debt we paid off prior to maturity. Interest amortized to cost of sales was 2.1% of total cost of sales in 2006, compared to 2.2% in 2005. In fiscal 2006, in connection with the early redemption of our 9.375% senior notes due 2011 and our 10.5% senior subordinated notes due 2011, we recorded interest expense of approximately $13.4 million for the call premium and the unamortized discount and issuance costs, net of any unamortized premium related to these redeemed notes. Similarly, we recorded interest expense of approximately $4.4 million related to the unamortized fees associated with the redemption and replacement of our revolving credit facility in fiscal 2006. In fiscal 2005, in connection with the early redemption of our 9.375% senior notes due 2009, we recorded interest expense of approximately $4.4 million for the call premium and unamortized issuance costs, net of the unamortized premium related to these redeemed notes.

Excluding interest charges related to early retirement of debt and the replacement of our revolving credit facility, interest incurred related to homebuilding debt increased by 19%, to $325.4 million in fiscal 2006 compared to $272.9 million in fiscal 2005. The increase resulted from an increase in our average homebuilding debt of 34% in 2006 compared to 2005. Interest incurred increased at a slower rate than our debt primarily because our debt has been more heavily weighted to our revolving credit facility in 2006. The revolving credit facility carries a lower interest rate than the weighted average interest rate of our senior and senior subordinated notes. Our ongoing efforts to replace our older, higher interest rate notes with notes bearing lower interest rates also contributed to the improvement in relative interest costs.

Other Income

Other income, net of other expenses, associated with homebuilding activities was $11.0 million in 2006, compared to $15.7 million in 2005. The major component of other income in both 2006 and 2005 was the increase in the fair value of our interest rate swaps of $3.1 million and $9.5 million, respectively. Also included in other income in 2006 and 2005 was interest income of $6.9 million and $3.9 million, respectively.

Goodwill

At September 30, 2006, we had $578.9 million in goodwill, which we evaluate for impairment annually or when circumstances warrant an earlier review. We have allocated our goodwill to our reporting regions as follows, as of September 30, 2006 and 2005: Northeast $74.4 million, Southeast $11.5 million, South Central $15.9 million, Southwest $102.4 million, California $300.3 million and West $74.4 million. Although no impairment existed as of September 30, 2006, if market conditions continue to deteriorate in our reporting regions, our impairment review may result in goodwill impairment charges in the future.

Homebuilding Results by Reporting Region

Northeast Region — Homebuilding revenues increased 22% in 2006 compared to 2005, primarily due to a 16% increase in the number of homes closed, as well as a slight increase in the average selling price of those homes. Income before income taxes for the region was relatively flat between the two years; however, as a percentage of the region’s revenues, it decreased 220 basis points to 9.0%, from 11.2% in 2005. This decrease was due to a decrease in the region’s core home sales gross profit percentage (home sales gross profit percentage excluding impairments and earnest money and pre-acquisition cost write-offs), with the gross margin declines in our Virginia and Coastal Carolina markets having the greatest impact on the overall decrease. Additionally, profitability was negatively affected by the recording of inventory impairment charges and land option cost write-offs of $38.5 million in fiscal 2006 versus $1.3 million in fiscal 2005.

Southeast Region — Homebuilding revenues increased 12% in 2006 compared to 2005, primarily due to an 11% increase in the average selling price of homes closed, as well as a slight increase in the number of homes closed. Income before income taxes for the region was relatively flat between the two years; however, as a percentage of the region’s revenues, it decreased 250 basis points to 17.0%, from 19.5% in 2005. This decrease was primarily due to a decrease in the region’s gross profit percentage, which was negatively affected by the recording of inventory impairment charges and land option cost write-offs of $34.4 million in fiscal 2006 versus $3.8 million in fiscal 2005. Excluding these charges, we experienced similar core home sales gross profit margins in both fiscal years; however, we did experience a sharp decline in these margins during the second half of fiscal 2006, reflecting the softening market conditions, especially in Florida.

South Central Region — Homebuilding revenues increased 9% in 2006 compared to 2005, primarily due to an increase in the number of homes closed, as well as a slight increase in the average selling price of those homes. Income before income taxes for the region was 26% higher in 2006 compared to 2005, and as a percentage of the region’s revenues, increased 100 basis points to 7.4%, from 6.4% in 2005. This increase in income before income taxes was primarily due to a decrease in the region’s selling, general and administrative costs as a percentage of revenues, as gross margin for the region was comparable from fiscal 2005 to fiscal 2006.

Southwest Region — Homebuilding revenues increased 10% in 2006 compared to 2005, due to a 12% increase in the average selling price of homes closed, while the number of homes closed decreased 3%. Income before income taxes for the region was 10% higher in 2006 compared to 2005, and as a percentage of the region’s revenues was 15.2% in both years. Inventory impairment charges and land option cost write-offs of $25.7 million in fiscal 2006 versus $1.3 million in fiscal 2005 contributed to an 80 basis point decline in the region’s gross margin. This decline was offset by a $22.8 million increase in gross margin resulting from changes in profit deferred pursuant to SFAS No. 66. While core homebuilding margins were relatively flat in the Denver and Phoenix markets for the full fiscal year 2006 as compared with fiscal year 2005, we did experience a sharp decline in the Phoenix market home sales gross margin in the fourth quarter of fiscal 2006 as compared with the earlier quarters.

California Region — Homebuilding revenues remained relatively flat, increasing only 1% in 2006 compared to 2005, reflecting a slight increase in the number of homes closed and a slight decline in the average selling price of those homes. Income before income taxes for the region was 54% lower in 2006 compared to 2005 and as a percentage of the region’s revenues, decreased 1,120 basis points to 9.5%, from 20.7% in 2005. This decrease was due to a decrease in the region’s gross profit percentage, which was significantly affected by a decline of approximately 600 basis points in the region’s core home sales gross margins with the largest declines in the Sacramento and San Diego markets. In addition, the recording of inventory impairment charges and earnest money and pre-acquisition cost write-offs of $165.8 million in fiscal 2006 versus $9.2 in fiscal 2005 had a significant negative impact on gross margins.

West Region — Homebuilding revenues remained relatively flat, increasing only 2% in 2006 compared to 2005, due to slight increases in both the number of homes closed and in the average selling price of those homes. Income before income taxes for the region was 13% lower in 2006 compared to 2005 and as a percentage of the region’s revenues, decreased 390 basis points to 22.9%, from 26.8% in 2005. This decrease was due to a decrease in the region’s gross profit percentage, primarily attributable to lower gross margins in the Las Vegas market.

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004

The following tables set forth key operating and financial data for our homebuilding operations by reporting region as of and for the fiscal years ended September 30, 2005 and 2004. Based on our revised aggregation of operating segments, we have restated fiscal 2005 and 2004 amounts between regions to conform to the fiscal 2006 presentation.

	Net Sales Orders
	Fiscal Years Ended September 30,
	Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2005	2004	Change	2005	2004	Change	2005	2004	Change

Northeast	8,296	6,300	32%	$2,187.9	$1,645.7	33%	$263,700	$261,200	1%
Southeast	8,050	6,294	28%	2,012.6	1,374.3	46%	250,000	218,400	14%
South Central	12,391	10,997	13%	2,068.2	1,783.7	16%	166,900	162,200	3%
Southwest	12,391	10,632	17%	3,135.3	2,236.4	40%	253,000	210,300	20%
California	8,171	7,248	13%	3,862.9	3,123.8	24%	472,800	431,000	10%
West	3,933	3,792	4%	1,376.5	1,242.3	11%	350,000	327,600	7%

	53,232	45,263	18%	$14,643.4	$11,406.2	28%	$275,100	$252,000	9%

	Sales Order Backlog
	As of September 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
			%			%			%
	2005	2004	Change	2005	2004	Change	2005	2004	Change

Northeast	3,894	2,608	49%	$1,148.9	$763.4	50%	$295,000	$292,700	1%
Southeast	3,119	2,980	5%	909.4	697.0	30%	291,600	233,900	25%
South Central	2,975	3,321	(10)%	524.2	559.9	(6)%	176,200	168,600	5%
Southwest	5,068	4,279	18%	1,382.8	919.6	50%	272,800	214,900	27%
California	2,922	2,422	21%	1,403.8	1,074.4	31%	480,400	443,600	8%
West	1,266	1,574	(20)%	466.1	554.2	(16)%	368,200	352,100	5%

	19,244	17,184	12%	$5,835.2	$4,568.5	28%	$303,200	$265,900	14%

	Homes Closed
	Fiscal Years Ended September 30,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2005	2004	Change	2005	2004	Change	2005	2004	Change

Northeast	7,010	6,275	12%	$1,802.3	$1,532.1	18%	$257,100	$244,200	5%
Southeast	7,911	5,137	54%	1,800.2	1,041.3	73%	227,600	202,700	12%
South Central	12,737	11,220	14%	2,103.9	1,811.7	16%	165,200	161,500	2%
Southwest	11,602	10,491	11%	2,672.1	2,130.7	25%	230,300	203,100	13%
California	7,671	7,046	9%	3,533.5	2,935.2	20%	460,600	416,600	11%
West	4,241	3,398	25%	1,464.6	1,040.1	41%	345,300	306,100	13%

	51,172	43,567	17%	$13,376.6	$10,491.1	28%	$261,400	$240,800	9%

Total Homebuilding Revenues

	Fiscal Years Ended September 30,
	2005	2004	% Change
	(In millions)

Northeast	$1,818.9	$1,534.2	19%
Southeast	1,816.7	1,061.2	71%
South Central	2,114.8	1,820.9	16%
Southwest	2,692.9	2,152.9	25%
California	3,621.0	3,038.5	19%
West	1,564.3	1,050.3	49%

	$13,628.6	$10,658.0	28%

Inventory Impairments and Land Option Cost Write-offs

	Fiscal Years Ended September 30,
	2005			2004
		Land Option			Land Option
	Inventory	Cost		Inventory	Cost
	Impairments	Write-Offs	Total	Impairments	Write-Offs	Total
	(In millions)

Northeast	$—	$1.3	$1.3	$—	$3.3	$3.3
Southeast	—	3.8	3.8	—	0.6	0.6
South Central	—	0.8	0.8	—	1.2	1.2
Southwest	—	1.3	1.3	—	1.7	1.7
California	—	9.2	9.2	—	13.1	13.1
West	—	0.7	0.7	—	0.2	0.2

	$—	$17.1	$17.1	$—	$20.1	$20.1

Homebuilding Income Before Income Taxes (1)

	Fiscal Years Ended September 30,
	2005		2004
		% of		% of
		Region		Region
	$’s	Revenues	$’s	Revenues
	(In millions)

Northeast	$204.5	11.2%	$158.2	10.3%
Southeast	354.8	19.5%	151.1	14.2%
South Central	136.2	6.4%	117.6	6.5%
Southwest	408.8	15.2%	206.2	9.6%
California	750.1	20.7%	638.7	21.0%
West	418.6	26.8%	236.4	22.5%

	$2,273.0	16.7%	$1,508.2	14.2%

(1)	Corporate expenses were allocated to each region based on the region’s average inventory for the periods presented.

Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Fiscal Years Ended September 30,
	2005	2004

Gross profit — Home sales	25.5%	23.0%
Gross profit — Land/lot sales	35.5%	38.5%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(0.1)%	(0.2)%
Gross profit — Total homebuilding	25.6%	23.1%
Selling, general and administrative expense	9.0%	9.0%
Interest and other (income)	(0.1)%	(0.1)%
Income before income taxes	16.7%	14.2%

Net Sales Orders and Backlog

The value of net sales orders increased 28%, to $14,643.4 million (53,232 homes) in 2005 from $11,406.2 million (45,263 homes) in 2004. The overall cancellation rates of the value of new sales contracts in 2005 and 2004 were 19% and 17%, respectively. The average price of a net sales order in 2005 was $275,100, up 9% from the $252,000 average in 2004. The number and value of net sales orders increased in all six of our market regions, reflecting the execution of our organic growth strategies and the overall strong demand for our homes in fiscal 2005.

All regions produced double-digit percentage increases in the value of net sales orders during fiscal 2005, led by our Southeast and Southwest regions, with increases of 46% and 40%, respectively. The increase in our Southeast region resulted from the continued expansion of our presence in our Florida markets where housing demand was high. The increase in our Southwest region was primarily due to increases in homes sold and average sales price in our Arizona and New Mexico markets. The average price of net sales orders increased at varying levels across all of our regions, reflecting our ability to increase prices in markets where demand for our homes was strongest. The highest percentage increases in average sales prices occurred in our Southwest, Southeast and California regions, while lesser increases were experienced in our West, South Central and Northeast regions. In the Northeast region where demand was still strong, our efforts to offer more lower-priced products, particularly in the Chicago market, resulted in an increase of only 1% in the average sales price.

At September 30, 2005, the value of our backlog of sales orders was $5,835.2 million (19,244 homes), up 28% from $4,568.5 million (17,184 homes) at September 30, 2004. The average sales price of homes in backlog was $303,200 at September 30, 2005, up 14% from the $265,900 average at September 30, 2004. The value of our sales order backlog increased in four of our six market regions, led by increases of 50% in both our Northeast and Southwest regions. The average selling price of homes in backlog increased in all of our market regions, with the largest percentage increases occurring in our Southeast and Southwest regions, where generally strong demand for our homes allowed us to increase prices.

Home Sales Revenue and Gross Profit

Revenues from home sales increased 28%, to $13,376.6 million (51,172 homes closed) in 2005 from $10,491.1 million (43,567 homes closed) in 2004. Revenues from home sales increased by 20% or more in four of our six market regions and the number of homes closed increased by more than 10% in five of our six market regions. These results reflect the execution of our growth strategies, continued strength in demand for new homes and our homebuilding divisions’ ability to efficiently deliver homes in backlog to homebuyers. The average selling price of homes closed during 2005 was $261,400, up 9% from $240,800 in 2004. The average selling price of homes closed increased by more than 10% in four of our six market regions.

Revenues from home sales in fiscal 2005 were reduced by a $92.2 million deferral of profit at September 30, 2005, pursuant to SFAS No. 66.

Total homebuilding gross profit increased by 42%, to $3,488.3 million in 2005 from $2,460.7 million in 2004. Including sales of both homes and land/lots, total homebuilding gross profit as a percentage of homebuilding revenues increased 250 basis points, to 25.6% in 2005 from 23.1% in 2004. Gross profit from home sales as a percentage of home sales revenues increased 250 basis points, to 25.5% in 2005 from 23.0% in 2004. Of the 250 basis point improvement in home sales gross profit percentage, approximately 170 basis points was due to market conditions that led to strong demand for our homes. Those conditions allowed us to raise the selling prices of our homes more rapidly than the overall increases in the construction costs of our homes in the majority of our markets. Our largest selling price and gross profit increases were obtained in our Florida and Arizona markets. An additional 70 basis points of the improvement in home sales gross profit percentage was due to a decrease in the capitalized interest amortized to cost of sales as a percentage of home sales revenues, which was attributable to our homebuilding leverage ratio improvement and our debt refinancing efforts over the past two years. The remaining home sales gross profit percentage improvement related primarily to the relative increase in closings in our more profitable markets due to our efforts to re-allocate capital to these markets.

Selling, General and Administrative Expense

SG&A expenses from homebuilding activities increased by $267.6 million, or 28%, to $1,226.6 million in 2005 from $959.0 million in 2004. As a percentage of revenues, SG&A expenses were 9.0% in both years. The largest component of our homebuilding SG&A is employee compensation and related costs, which represented 67% and 65% of SG&A costs in 2005 and 2004, respectively. Those costs increased $192.4 million, or 31%, to $817.3 million in 2005 from $624.9 million in 2004, largely due to the addition of employees to support our growth. The remaining increase in SG&A of $75.2 million was primarily attributable to increases in advertising costs, rent expense, subdivision maintenance and model home furniture depreciation.

Interest Expense

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

Homebuilding Results by Reporting Region

Northeast Region — Homebuilding revenues increased 19% in 2005 compared to 2004, primarily due to an increase in the number of homes closed, as well as a slight increase in the average selling price of those homes. Income before income taxes for the region was 29% higher in 2005 compared to 2004, and as a percentage of the region’s revenues, increased 90 basis points to 11.2%, from 10.3% in 2004. This increase was due to an increase in the region’s home sales gross profit percentage, with the gross margin improvements in our Virginia and Coastal Carolina markets having the greatest impact on the overall increase.

Southeast Region — Homebuilding revenues increased 71% in 2005 compared to 2004, primarily due to a 54% increase in the number of homes closed, as well as a 12% increase in the average selling price of those homes, reflecting an increase in housing demand and our increased investments in the region, particularly in Florida. Income before income taxes for the region was 135% higher in 2005 compared to 2004, and as a percentage of the region’s revenues, increased 530 basis points to 19.5%, from 14.2% in 2004. This increase was primarily due to an increase in the region’s home sales gross profit percentage, particularly in our Florida markets, where the high demand for homes enabled us to both aggressively increase prices and close more homes.

South Central Region — Homebuilding revenues increased 16% in 2005 compared to 2004, primarily due to a 14% increase in the number of homes closed, as well as a slight increase in the average selling price of those homes. Income before income taxes for the region was 16% higher in 2005 compared to 2004; however, as a percentage of the region’s revenues, it decreased 10 basis points to 6.4%, from 6.5% in 2004. The increase in income before income taxes was primarily due to the increase in the number of homes closed, while the slight decrease in income before taxes as a percentage of the region’s revenues was the result of home sales gross profit percentages decreasing slightly in 2005 compared to 2004.

Southwest Region — Homebuilding revenues increased 25% in 2005 compared to 2004, due to an 11% increase in the number of homes closed and a 13% increase in the average selling price of those homes, reflecting an increase in housing demand, particularly in Arizona. Income before income taxes for the region was 98% higher in 2005 compared to 2004, and as a percentage of the region’s revenues, increased 560 basis points to 15.2%, from 9.6% in 2004. This increase was primarily due to an increase in the region’s home sales gross profit percentage, particularly in our Arizona and New Mexico markets, where the high demand for homes enabled us to more aggressively increase prices.

California Region — Homebuilding revenues increased 19% in 2005 compared to 2004, due to a 9% increase in the number of homes closed and an 11% increase in the average selling price of those homes, reflecting continued strong housing demand in California in 2005. Income before income taxes for the region was 17% higher in 2005 compared to 2004; however, as a percentage of the region’s revenues, it decreased 30 basis points to 20.7%, from 21.0% in 2004 largely due to an increase in SG&A as a percentage of the region’s revenues.

West Region — Homebuilding revenues increased 49% in 2005 compared to 2004, primarily due to a 25% increase in the number of homes closed, as well as a 13% increase in the average selling price of those homes, reflecting the strong housing demand throughout the region in 2005 and our increased investments in the region, particularly in Nevada. Income before income taxes for the region was 77% higher in 2005 compared to 2004 and as a percentage of the region’s revenues, increased 430 basis points to 26.8%, from 22.5% in 2004. This increase was primarily due to an increase in the region’s home sales gross profit percentage, particularly in our Hawaii and Oregon markets, where we experienced significant price appreciation during fiscal 2005.

Results of Operations — Financial Services

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the fiscal years ended September 30, 2006 and 2005:

	Fiscal Years Ended September 30,
	2006	2005	% Change

Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	35,964	32,404	11%
Number of homes closed by D.R. Horton	53,099	51,172	4%
Mortgage capture rate	68%	63%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	50,383	43,581	16%
Total number of loans originated or brokered by DHI Mortgage	53,360	46,648	14%
Captive business percentage	94%	93%
Loans sold by DHI Mortgage to third parties	50,620	35,962	41%

	Fiscal Years Ended September 30,
	2006	2005	% Change
	(In millions)

Loan origination fees	$57.6	$40.0	44%
Sale of servicing rights and gains from sale of mortgages	145.5	113.5	28%
Other revenues	33.5	32.7	2%

Total mortgage banking revenues	236.6	186.2	27%
Title policy premiums, net	54.2	48.9	11%

Total revenues	290.8	235.1	24%
General and administrative expense	202.2	147.6	37%
Interest expense	37.1	16.8	121%
Other (income)	(56.9)	(34.9)	63%

Income before income taxes	$108.4	$105.6	3%

	Percentages of Financial Services Revenues
	Fiscal Years Ended September 30,
	2006	2005

General and administrative expense	69.5%	62.8%
Interest expense	12.8%	7.1%
Other (income)	(19.6)%	(14.8)%
Income before income taxes	37.3%	44.9%

The volume of loans originated and brokered by our mortgage operations is directly related to the number and value of homes closed by our homebuilding operations. Total first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 11% in fiscal 2006 compared to fiscal 2005. The increase in loans originated or brokered was greater than our 4% increase in the number of homes closed because our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) increased to 68% in 2006 from 63% in 2005. Home closings from our homebuilding operations constituted 94% of DHI Mortgage loan originations in 2006, compared to

93% in 2005, reflecting DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations.

The number of loans sold to third-party investors increased 41% in 2006 as compared to 2005. The increase was primarily due to the increase in the number of mortgage loans originated, as well as the implementation of more efficient loan sale processes during fiscal 2006. Additionally, the increase in fiscal 2006 includes the effect of the sales of an unusually high volume of mortgage loans held at September 30, 2005.

Revenues from the financial services segment increased 24%, to $290.8 million in 2006 from $235.1 million in 2005. The increase in financial services revenues was primarily due to the increase in the number of mortgage loans originated and sold, partially offset by a slight decrease in the average mortgage revenues earned per loan sold. The decline in revenue per loan was largely due to less favorable selling conditions for mortgage originations and the interest rate environment in fiscal 2006 compared to 2005. The majority of the revenues associated with our mortgage operations are recognized when the mortgage loans and related servicing rights are sold to third-party investors.

General and administrative (G&A) expenses associated with financial services increased 37%, to $202.2 million in 2006 from $147.6 million in 2005. As a percentage of financial services revenues, G&A expenses increased by 670 basis points, to 69.5% in 2006 from 62.8% in 2005. The largest component of our financial services G&A expense is employee compensation and related costs, which represented 77% and 76% of G&A costs in 2006 and 2005, respectively. Those costs increased 39%, to $155.4 million in 2006 from $111.6 million in 2005, largely due to the addition of employees to support our previously planned growth. The increase in general and administrative expenses as a percentage of financial services revenues reflects the growth of our financial services infrastructure at a faster rate than the growth in revenues. Because we now do not expect our year over year growth in home closings and the related mortgage loan originations to continue, we have adjusted, and will continue to adjust, our financial services G&A infrastructure to support our expected closings volume. Significant fluctuations in financial services general and administrative expense as a percentage of revenues can be expected to occur due to changes in the amount of revenue earned. In addition, our financial services operations are generally staffed at levels sufficient to support our anticipated seasonal higher mortgage loan volume periods, which may vary significantly between periods.

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004

The following tables set forth key operating and financial data for our financial services operations for the fiscal years ended September 30, 2005 and 2004:

	Fiscal Years Ended September 30,
	2005	2004	% Change

Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	32,404	26,387	23%
Number of homes closed by D.R. Horton	51,172	43,567	17%
Mortgage capture rate	63%	61%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	43,581	30,801	41%
Total number of loans originated or brokered by DHI Mortgage	46,648	33,621	39%
Captive business percentage	93%	92%
Loans sold by DHI Mortgage to third parties	35,962	28,173	28%

	Fiscal Years Ended September 30,
	2005	2004	% Change
	(In millions)

Loan origination fees	$40.0	$35.4	13%
Sale of servicing rights and gains from sale of mortgages	113.5	87.5	30%
Other revenues	32.7	23.2	41%

Total mortgage banking revenues	186.2	146.1	27%
Title policy premiums, net	48.9	36.7	33%

Total revenues	235.1	182.8	29%
General and administrative expense	147.6	121.0	22%
Interest expense	16.8	5.9	185%
Other (income)	(34.9)	(18.8)	86%

Income before income taxes	$105.6	$74.7	41%

	Percentages of Financial Services Revenues
	Fiscal Years Ended September 30,
	2005	2004

General and administrative expense	62.8%	66.2%
Interest expense	7.1%	3.2%
Other (income)	(14.8)%	(10.3)%
Income before income taxes	44.9%	40.9%

Total first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 23% in fiscal 2005 compared to fiscal 2004, which was greater than our 17% increase in the number of homes closed because our mortgage capture rate (the percentage of total home closings from our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) increased to 63% in 2005 from 61% in 2004. Home closings from our homebuilding operations constituted 93% of DHI Mortgage loan originations in 2005, compared to 92% in 2004, reflecting DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations. Sales of loans to third-party investors increased 28% in 2005 as compared to 2004.

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

G&A expenses associated with financial services increased 22%, to $147.6 million in 2005 from $121.0 million in 2004. As a percentage of financial services revenues, G&A expenses decreased by 340 basis points, to 62.8% in 2005 from 66.2% in 2004. The largest component of our financial services G&A expense is employee compensation and related costs, which represented 76% and 73% of G&A costs in 2005 and 2004, respectively. Those costs increased 26%, to $111.6 million in 2005 from $88.8 million in 2004, largely due to the addition of employees to support our growth. The improvement in general and administrative expenses as a percentage of financial services revenues was due primarily to the more efficient use of our personnel to support the increase in mortgage loan volume. Significant fluctuations in financial services general and administrative expense as a percentage of revenues can be expected to occur due to changes in the amount of revenue earned.

Overview of Current Capital Resources and Liquidity

We fund our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt securities. As we utilize our capital resources and liquidity to fund our operations, we have focused on maintaining a strong balance sheet.

At September 30, 2006, our ratio of net homebuilding debt to total capital was 40.7%, an increase of 850 basis points from 32.2% at September 30, 2005. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash divided by total capital net of cash (homebuilding notes payable net of cash plus stockholders’ equity). Homebuilding notes payable does not include the balance of liabilities, if any, associated with consolidated land inventory not owned. The increase in our ratio of net homebuilding debt to total capital at September 30, 2006 as compared with the ratio a year earlier was due to the decrease in cash and the increase in borrowings associated with funding our increase in inventory, partially offset by the increase in retained earnings. Our target operating range for net homebuilding debt to total capital is below 45%, so the 40.7% ratio at September 30, 2006 is in line with our operating target. We remain focused on maintaining our liquidity and strengthening our balance sheet so we can be flexible in reacting to market conditions; however, future fiscal year-end net homebuilding debt to total capital ratios may be higher than the fiscal 2006 year-end ratio.

We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because the business is separately capitalized and its debt is substantially collateralized by specified mortgage loans held for sale, and its debt is not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include homebuilding cash as a reduction of our homebuilding debt and total capital. For comparison, at September 30, 2006 and 2005, our ratios of homebuilding debt to total capital, without netting cash balances, were 43.1% and 40.6%, respectively.

We believe that we will be able to continue to fund our homebuilding and financial services operations and our future cash needs (including debt maturities) through a combination of our existing cash resources, cash flows from operations, our existing or renewed credit facilities and the issuance of new debt securities through the public capital markets.

Homebuilding Capital Resources

Cash and Cash Equivalents — At September 30, 2006, our available homebuilding cash and cash equivalents amounted to $457.8 million.

Bank Credit Facility — During November 2006, we increased the size of our $2.15 billion unsecured revolving credit facility, which includes a $1.0 billion letter of credit sub-facility, to $2.5 billion and extended its maturity by one year to December 16, 2011. The revolving credit facility has an uncommitted $400 million accordion provision which could be used to increase the facility to $2.9 billion. The facility is guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries. We borrow funds through the revolving credit facility throughout the year to fund working capital requirements, and we repay such borrowings with cash generated from our operations and from the issuance of public debt securities.

We had $800.0 million in cash borrowings outstanding on our homebuilding revolving credit facility at September 30, 2006 and no outstanding borrowings on the facility at September 30, 2005. Under the debt covenants associated with our revolving credit facility, when we have fewer than two investment grade senior unsecured debt ratings from Moody’s Investors Service, Fitch Ratings and Standard and Poor’s Corporation, our additional homebuilding borrowing capacity under the facility is limited to the lesser of the unused portion of the facility, $1.23 billion at September 30, 2006, or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on our revolving credit facility may not exceed certain percentages of the various categories of our unencumbered inventory. Beginning November 7, 2005, we had the two required investment grade debt ratings, so the borrowing base limitation is not currently in effect. On April 5, 2006, we received the investment grade rating from the third rating agency.

Our revolving credit facility also imposes restrictions on our operations and activities, including limits on investments, cash dividends, stock repurchases and incurrence of indebtedness, and required maintenance of a maximum leverage ratio, a minimum ratio of earnings before interest, income taxes, depreciation, amortization and extraordinary gains and losses to interest incurred and minimum levels of tangible net worth. At September 30, 2006, we were in compliance with all of the covenants, limitations and restrictions that form a part of our bank revolving credit facility and our public debt obligations.

Repayments of Public Unsecured Debt — On March 15, 2006, we redeemed our 9.375% senior notes due 2011 at an aggregate redemption price of approximately $209.4 million, plus accrued interest. Concurrent with the redemption, we recorded interest expense of approximately $10.6 million, representing the call premium and the unamortized discount and fees related to the redeemed notes.

On July 15, 2006, we redeemed our 10.5% senior subordinated notes due 2011. The notes, which were originally issued by Schuler Homes, Inc. and were assumed in the merger in February 2002, were redeemed at an aggregate price of approximately $152.4 million, plus accrued interest. Concurrent with the redemption, we recorded interest expense of approximately $2.8 million, representing the call premium, net of the unamortized premium related to the redeemed notes.

Recently Issued Public Unsecured Debt — In April 2006, we issued $500 million of 6.5% senior notes due 2016 and $250 million of 6.0% senior notes due 2011. We used the proceeds from these offerings for the repayment of borrowings under our revolving credit facility.

Shelf Registration Statements — On June 13, 2006, we filed with the Securities and Exchange Commission an automatically effective universal shelf registration statement registering debt and equity securities which we may issue from time to time in amounts to be determined. Also, at September 30, 2006, we had the capacity to issue approximately 22.5 million shares of common stock under our acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.

Financial Services Capital Resources

Cash and Cash Equivalents — At September 30, 2006, we had available financial services cash and cash equivalents of $129.8 million.

Mortgage Warehouse Loan Facility — Our wholly-owned mortgage company has a mortgage warehouse loan facility. Upon its maturity in April 2006, the loan agreement was amended and restated to extend its maturity date to April 6, 2007. This amendment also changed the total capacity of the mortgage warehouse loan facility from $600 million to $670 million until May 1, 2006 and then to $540 million thereafter, subject to increases upon consent of the lenders to $750 million under the accordion provision of the credit agreement. Through exercise of the accordion provision in September 2006, the total capacity of the mortgage warehouse loan facility was increased to $750 million from September 22, 2006 to November 6, 2006 and then to $540 million thereafter. At September 30, 2006, we had borrowings of $371.7 million outstanding under the mortgage warehouse facility.

Our borrowing capacity under this facility is limited to the lesser of the unused portion of the facility or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the amount drawn on our mortgage warehouse facility may not exceed 98% of all eligible mortgage loans held for sale and made available to the lenders to secure any borrowings under the facility.

Commercial Paper Conduit Facility — Our wholly-owned mortgage company also has a commercial paper conduit facility (the “CP conduit facility”). Upon its maturity in June 2006, the loan agreement was amended and restated, increasing the total capacity of the CP conduit facility from $650 million to $1.2 billion. The new agreement expires June 27, 2009, subject to the annual renewal of the 364-day backup liquidity feature. At September 30, 2006, we had borrowings of $820.0 million outstanding under the CP conduit facility.

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

The mortgage warehouse loan facility and the CP conduit facility are not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. Borrowings under both facilities are secured by certain mortgage loans held for sale. Additionally, at September 30, 2006, borrowings under the CP conduit facility were secured by restricted cash arising from borrowings under the facility prior to the assignment of mortgage loans held for sale as collateral. The mortgage loans assigned to secure the CP conduit facility are used as collateral for asset-backed commercial paper issued by multi-seller conduits in the commercial paper market. At September 30, 2006, our total mortgage loans held for sale were $1,022.9 million. All mortgage company activities are financed with the mortgage warehouse facility, the CP conduit facility or internally generated funds. Both of our financial services credit facilities contain financial covenants as to our mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required net income. At September 30, 2006, our mortgage subsidiary was in compliance with all of these covenants.

Operating Cash Flow Activities

During the year ended September 30, 2006, we used $1.2 billion of cash in our operating activities, as compared to $620.7 million of cash used in such activities during the prior year. The net cash used in operations during fiscal 2006 was primarily the result of cash provided from net income and a decrease in mortgage loans held for sale, offset by cash used to increase residential land and lot and home inventories. The net cash used in operations during fiscal 2005 was the result of cash provided from net income and an increase in accounts payable and other liabilities, offset by cash used to increase residential land, lot and home inventories, mortgage loans held for sale and other assets.

The principal reason for the decrease in operating cash flows in fiscal 2006 was our decision to invest $3.1 billion of cash to fund inventory growth in the period as compared to a $1.9 billion cash investment for inventory growth in fiscal 2005. The decision to fund additional inventory growth was based on management’s expectations for future returns from the incremental inventory investments. In light of the more challenging market conditions encountered in the last six months of fiscal 2006, our expectations have changed, so we have substantially slowed our planned purchases of land and lots to reduce our inventory to better match our new reduced rate of production. Our ability to reduce our inventory levels in the near term is, however, partially dependent upon our ability to close a sufficient number of homes in the next few quarters. To the extent our inventory levels decrease during fiscal 2007, we expect net positive cash flows from operating activities in fiscal 2007, assuming all other factors remain constant.

A large portion of our cash invested in inventories represents purchases of land and lots that will be used to generate revenues and cash flows in future years. Since we control the amounts and timing of our investments in land and lots based on our inventory growth goals and our market opportunities, we believe that cash flows from operating activities before increases in residential land and lot inventories is currently a better indicator of our cash flows from operations.

Another significant factor affecting our operating cash flows in fiscal 2006 was the decrease in mortgage loans held for sale of $335.8 million during fiscal 2006. The decrease in mortgage loans held for sale was due to an increase in the volume of loans sold in the fourth quarter of fiscal 2006, compared to the fourth quarter of fiscal 2005, as a result of more efficient loan sale processes put in place during fiscal 2006. We expect to continue to use cash to fund an increase in mortgage loans held for sale in quarters when our homebuilding closings grow. However, in periods when home closings are flat or decline as compared to prior periods or if our mortgage capture rate declines, the amount of net cash used may be reduced or we may generate positive cash flows from the reduction in the balance of mortgage loans held for sale.

Investing Cash Flow Activities

In fiscal 2006 and 2005, cash used in investing activities represented net purchases of property and equipment, primarily model home furniture and office equipment. Such purchases are not significant relative to our total assets or cash flows, and they typically do not vary significantly from year to year.

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

In March 2006, we redeemed our 9.375% senior subordinated notes due 2011 at an aggregate redemption price of approximately $209.4 million, plus accrued interest. Concurrent with the redemption, we recorded interest expense of approximately $10.6 million, representing the call premium and the unamortized discount and fees related to the redeemed notes.

In April 2006, we issued $500 million principal amount of 6.5% senior notes due 2016 and $250 million principal amount of 6.0% senior notes due 2011. We used the proceeds from these offerings for the repayment of borrowings under the revolving credit facility.

In July 2006, we redeemed our 10.5% senior subordinated notes due 2011. The notes, which were originally issued by Schuler Homes, Inc. and were assumed in the merger in February 2002, were redeemed at an aggregate price of approximately $152.4 million, plus accrued interest. Concurrent with the redemption, we recorded interest expense of approximately $2.8 million, representing the call premium, net of the unamortized premium related to the redeemed notes.

Borrowings by our mortgage subsidiary under the CP conduit facility are secured by the assignment of mortgage loans held for sale and restricted cash arising from borrowings under the facility prior to the assignment of the mortgage loans as collateral. At September 30, 2006 and 2005, the balances of cash restricted for this purpose were $248.3 million and $0, respectively.

During fiscal 2006, our Board of Directors declared one quarterly cash dividend of $0.09 per common share, two quarterly cash dividends of $0.10 per common share, and one quarterly cash dividend of $0.15 per common share, the last of which was paid on September 1, 2006 to stockholders of record on August 21, 2006. On October 12, 2006, our Board of Directors declared a cash dividend of $0.15 per common share, which was paid on November 1, 2006, to stockholders of record on October 23, 2006.

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

In November 2005, our Board of Directors authorized the repurchase of up to $500 million of our common stock and up to $200 million of outstanding debt securities, replacing the previous common stock and debt securities repurchase authorizations. During fiscal 2006, we repurchased one million shares of our common stock at a total cost of $36.8 million, all of which occurred during the three months ended December 31, 2005. As of September 30, 2006, we had $463.2 million remaining of the Board of Directors’ authorization for repurchases of common stock and $200 million remaining of the authorization for repurchases of debt securities. In November 2006, our Board of Directors renewed the remaining $463.2 million common stock repurchase authorization and increased the debt repurchase authorization to $500 million. Additionally, both authorizations were extended to November 30, 2007.

On January 26, 2006, our shareholders approved an amendment to the D.R. Horton, Inc. charter which increased the number of authorized shares of common stock to one billion shares.

We continue to evaluate our alternatives for future non-operating uses of our available capital, including repayment of debt, dividend payments and common stock repurchases, based on market conditions and other circumstances, and within the constraints of our balance sheet leverage targets and the restrictions gin our bank agreements and indentures.

Contractual Cash Obligations and Commercial Commitments

Our primary contractual cash obligations for our homebuilding and financial services segments are payments under short-term and long-term debt agreements and lease payments under operating leases. Purchase obligations of our homebuilding segment represent specific performance requirements under lot option purchase agreements that may require us to purchase land contingent upon the land seller meeting certain obligations. We expect to fund our contractual obligations in the ordinary course of business through our operating cash flows, our homebuilding and financial services credit facilities and by accessing the debt capital markets.

Our future cash requirements for contractual obligations as of September 30, 2006 are presented below:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
	(In millions)

Homebuilding:
Notes Payable (1)	$6,612.5	$341.7	$1,380.5	$2,077.8	$2,812.5
Operating Leases	107.9	30.4	44.0	22.4	11.1
Purchase Obligations	54.8	34.0	18.3	2.5	—

Totals	$6,775.2	$406.1	$1,442.8	$2,102.7	$2,823.6

Financial Services:
Notes Payable (2)	$1,237.4	$1,237.4	$—	$—	$—
Operating Leases	11.8	4.0	5.6	2.2	—

Totals	$1,249.2	$1,241.4	$5.6	$2.2	$—

(1)	Homebuilding notes payable represent principal and interest payments due on our senior notes and senior subordinated notes, our revolving credit facility and our secured notes. The principal amount of our revolving credit facility is assumed to be $800 million through its maturity, and the related interest obligation is based on the effective rate of 6.1% as of September 30, 2006.

(2)	Financial services notes payable represent principal and interest payments due on our mortgage subsidiary’s warehouse loan facility and commercial paper conduit facility. The interest obligations associated with these variable rate facilities are based on their effective rates of 6.1% and 5.6%, respectively, and principal balances outstanding at September 30, 2006.

At September 30, 2006, our homebuilding operations had outstanding letters of credit of $128.2 million and surety bonds of $2.3 billion, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

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

We manage interest rate risk related to our uncommitted IRLCs through the use of forward sales of mortgage-backed securities (FMBS) and the purchase of Eurodollar Futures Contracts (EDFC) on certain loan types. As of September 30, 2006, our IRLCs totaled $647.7 million, and we had approximately $391.6 million of best-efforts whole loan delivery commitments and $429.5 million outstanding of FMBS and EDFC related to our uncommitted IRLCs.

In an effort to stimulate home sales by potentially offering homebuyers a below market interest rate on their home financing, we began a program during fiscal 2006 which protects us from future increases in interest rates related to potential mortgage originations of approximately $599 million. To accomplish this, we purchase forward rate agreements (FRAs) and economic interest rate hedges in the form of FMBS and put options on both EDFC and mortgage-backed securities (MBS). At September 30, 2006, the notional amount of the FRAs was $354 million, while economic interest rate hedges totaled $2.4 billion in EDFC put options and $104 million in MBS put options, hedging a notional principal of $245.0 million in mortgage loan commitments. Both the FRAs and economic interest rate hedges have various maturities not exceeding twelve months. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. The gains and losses for the year ended September 30, 2006 were not significant.

Land and Lot Position and Homes in Inventory

The following is a summary of our land and lot position and homes in inventory at September 30, 2006 and 2005:

	As of September 30,
	2006				2005
		Lots				Lots
		Controlled				Controlled
	Lots Owned -	Under Lot	Total		Lots Owned -	Under Lot	Total
	Developed	Option and	Land/Lots	Homes	Developed	Option and	Land/Lots	Homes
	and Under	Similar	Owned and	in	and Under	Similar	Owned and	in
	Development	Contracts	Controlled	Inventory	Development	Contracts	Controlled	Inventory

Northeast	22,000	31,000	53,000	4,200	20,000	44,000	64,000	3,000
Southeast	32,000	33,000	65,000	5,200	25,000	38,000	63,000	4,000
South Central	34,000	36,000	70,000	7,400	28,000	38,000	66,000	6,000
Southwest	52,000	12,000	64,000	5,800	52,000	28,000	80,000	4,400
California	19,000	15,000	34,000	3,900	17,000	23,000	40,000	3,900
West	31,000	6,000	37,000	2,000	14,000	19,000	33,000	1,900

	190,000	133,000	323,000	28,500	156,000	190,000	346,000	23,200

	59%	41%	100%		45%	55%	100%

In the ordinary course of business, we enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At September 30, 2006, we owned or controlled approximately 323,000 lots, 41% of which were lots under option or similar contracts, compared with approximately 346,000 lots at September 30, 2005.

At September 30, 2006, we controlled approximately 133,000 lots with a total remaining purchase price of approximately $4.0 billion under land and lot option purchase contracts, with a total of $211.3 million in deposits. Our lots controlled include approximately 23,500 optioned lots with a remaining purchase price of approximately $875 million for which we do not expect to exercise our option to purchase the land or lots, but the contract has not yet been terminated. We have written off $30.5 million of deposits and $10.3 million of pre-acquisition costs relating to these 23,500 lots under contract, resulting in a net deposit balance of $180.8 million at September 30, 2006. During fiscal 2006, including the write-offs described above, we wrote off a total of $124.7 million of earnest money deposits and pre-acquisition costs related to land and lot purchase option contracts for which we do not intend to exercise our option to purchase the land or lots. Write-offs of earnest money deposits and pre-acquisition costs in fiscal 2005 and fiscal 2004 were $17.1 million and $20.1 million, respectively.

Within the land and lot option purchase contracts in force at September 30, 2006, there were a limited number of contracts, representing only $54.8 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Pursuant to the provisions of Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” as amended (FIN 46), issued by the Financial Accounting Standards Board (FASB), we consolidated certain variable interest entities with assets of $100.4 million related to some of our outstanding land and lot option purchase contracts.

At September 30, 2006, we had a total of approximately 28,500 homes in inventory, including approximately 1,900 model homes and approximately 440 unsold homes that had been completed for more than six months. At September 30, 2005, we had a total of approximately 23,200 homes in inventory, including approximately 1,600 model homes and approximately 200 unsold homes that had been completed for more than six months. Of our total homes in inventory, 50% and 41% were unsold at September 30, 2006 and 2005, respectively.

Seasonality

We have typically experienced seasonal variations in our quarterly operating results and capital requirements. In prior years, we generally had more homes under construction, closed more homes and had greater revenues and operating income in the third and fourth quarters of our fiscal year. This seasonal activity increases our working capital requirements for our homebuilding operations during the third and fourth fiscal quarters and increases our funding requirements for the mortgages we originate in our financial services segment at the end of these quarters. As a result, our results of operations and financial position at the end of the third and fourth fiscal quarters are not necessarily representative of the balance of our fiscal year.

In fiscal 2006, 57% of our consolidated revenues was attributable to operations in the third and fourth fiscal quarters. In contrast to our typical seasonal results, due to softening homebuilding market conditions during fiscal 2006, only 46% of our consolidated operating income was attributable to operations in the third and fourth fiscal quarters. This decrease was primarily due to the increased use of incentives to sell homes and inventory impairment charges and land option cost write-offs recorded during the third and fourth quarters of fiscal 2006. We expect that we will experience our historical seasonal patterns of revenues and operating income in future fiscal years.

Inflation

We and the homebuilding industry in general may be adversely affected during periods of high inflation, primarily because of higher land, financing, labor and material construction costs. In addition, higher mortgage interest rates can significantly affect the affordability of permanent mortgage financing to prospective homebuyers. We attempt to pass through to our customers any increases in our costs through increased sales prices and, to date, inflation has not had a material adverse effect on our results of operations. However, during periods of softer homebuilding market conditions, we may not be able to offset the increases in our costs with higher selling prices.

Forward-Looking Statements

Certain statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,”

“believe,” “consider,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to unknown risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	changes in general economic, real estate construction and other business conditions;

•	changes in interest rates, the availability of mortgage financing or the effective cost of owning a home;

•	the effects of governmental regulations and environmental matters;

•	our substantial debt;

•	competitive conditions within our industry;

•	the availability of capital;

•	our ability to effect our growth strategies successfully; and

•	the uncertainties inherent in home warranty and construction defect claims matters.

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

Critical Accounting Policies

General — A comprehensive enumeration of the significant accounting policies of D.R. Horton, Inc. and subsidiaries is presented in Note A to the accompanying financial statements as of September 30, 2006 and 2005, and for the years ended September 30, 2006, 2005 and 2004. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. Generally Accepted Accounting Principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

Basis of Presentation — Our financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries. We have also consolidated certain variable interest entities from which we are purchasing lots under option purchase contracts, under the requirements of FIN 46. All significant intercompany accounts, transactions and balances have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition — We generally recognize homebuilding revenue and related profit at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by DHI Mortgage, our wholly-owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment as prescribed by SFAS No. 66, the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed. We include amounts in transit from title companies at the end of each reporting period in homebuilding cash. When we execute sales contracts with our homebuyers, or when we require advance payment from homebuyers for custom changes, upgrades or options related to their homes, we record the cash deposits received as liabilities until the homes are closed or the contracts are canceled. We either retain or refund to the homebuyer deposits on canceled sales contracts, depending upon the applicable provisions of the contract or other circumstances.

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

Inventories and Cost of Sales — Inventory includes the costs of direct land acquisition, land development and home construction, capitalized interest, real estate taxes and direct overhead costs incurred during development and home construction. Applicable direct overhead costs that we incur after development projects or homes are substantially complete, such as utilities, maintenance, and cleaning, are charged to SG&A expense as incurred. All indirect overhead costs, such as compensation of construction superintendents, sales personnel and division and region management, advertising and builder’s risk insurance are charged to SG&A expense as incurred.

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

When a home is closed, we generally have not yet paid and recorded all incurred costs necessary to complete the home. Each month we record as a liability and as a charge to cost of sales the amount we determine will ultimately be paid related to completed homes that have been closed as of the end of that month. We compare our home construction budgets to actual recorded costs to determine the additional costs remaining to be paid on each closed home. We monitor the accuracy of each month’s accrual by comparing actual costs incurred on closed homes in subsequent months to the amount we accrued. Although actual costs to be paid in the future on previously closed homes could differ from our current accruals, historically, differences in amounts have not been significant.

In accordance with SFAS No. 144, land inventory and related communities under development are reviewed for potential write-downs when impairment indicators are present. SFAS No. 144 requires that in the event the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by estimates of revenues, costs, and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Our determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams.

In accordance with SFAS No. 144, valuation adjustments are recorded on finished homes when events or circumstances indicate that the carrying value is less than the fair value less costs to sell the home.

Consolidated Land Inventory Not Owned — We account for our land and lot option purchase contracts in accordance with the provisions of FIN 46. FIN 46 provides guidance for the financial accounting and reporting of interests in certain variable interest entities, which FIN 46 defines as certain business entities that either have equity investors with no voting rights or have equity investors that do not provide sufficient financial resources for the entities to support their activities. FIN 46 requires consolidation of such entities by any company that is subject to a majority of the risk of loss from the entities’ activities or is entitled to receive a majority of the entities’ residual returns or both, defined as the primary beneficiary of the variable interest entity.

In the ordinary course of our homebuilding business, we enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Under such option purchase contracts, we will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of our option deposits are not refundable at our discretion. Under the requirements of FIN 46, certain of the option purchase contracts result in the creation of a variable interest in the entity holding the land parcel under option.

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

Insurance Claim Costs — We have, and require the majority of the subcontractors we use to have, general liability insurance (including construction defect coverage) and workers compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. In some states where we believe it is too difficult or expensive for the subcontractors to obtain general liability insurance, we have waived our traditional subcontractor general liability insurance requirements to obtain lower bids from subcontractors. We self-insure a portion of our overall risk, partially through the use of a captive insurance entity which issues a general liability policy to us, naming some subcontractors as additional insureds.

We record expenses and liabilities related to the costs to cover our self-insured and deductible amounts under our insurance policies and for any estimated costs of potential claims and lawsuits (including expected legal costs) in excess of our coverage limits or not covered by our policies, based on an analysis of our historical claims, which includes an estimate of construction defect claims incurred but not yet reported. Projection of losses related to these liabilities is subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. A 10% change in the claim rate or the average cost per claim used to estimate the self-insured accruals would not result in a material change in our accrual.

Goodwill — Goodwill represents the excess of purchase price over net assets acquired. Pursuant to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we review goodwill for potential impairment annually or when events and circumstances warrant an earlier review. Impairment is determined to exist when the estimated fair value of goodwill is less than its carrying value. During fiscal 2006, 2005 and 2004, we measured the fair value of our reporting units using a discounted cash flow model and determined that the fair value of our reporting units was greater than their book value and therefore no impairment of goodwill existed.

We regularly evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. The goodwill assessment procedures required by SFAS No. 142 require management to make comprehensive estimates of future revenues and costs. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. Continued softness in the homebuilding industry may result in the determination that some of our goodwill has become impaired, which would result in a potentially significant charge to reflect goodwill impairment.

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

Prior to October 1, 2005, we accounted for stock option grants using the intrinsic value method in accordance with the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and recognized no compensation expense for stock option grants since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 157; however, it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (SEC) Staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior-year uncorrected financial statement misstatements should be considered in current-year financial statements. The SAB requires registrants to quantify misstatements using both balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. The requirements of SAB No. 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We are currently evaluating the impact of the adoption of SAB No. 108; however, it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48; however, it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting by allowing a company the option to carry mortgage servicing rights at fair value. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. Since we do not retain the servicing rights when we sell our mortgage loans held for sale, the adoption of SFAS No. 156 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle, and requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for us for accounting changes and corrections of errors made after October 1, 2006, the beginning of our fiscal year 2007. The adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Our interest rate swaps are not designated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We are exposed to interest rate risk associated with changes in the fair values of the swaps, and such changes must be reflected in our income statements.

Our mortgage company is exposed to interest rate risk associated with its mortgage loan origination services. Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific investor through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party investors. We manage interest rate risk related to uncommitted IRLCs through the use of forward sales of mortgage-backed securities (FMBS) and the purchase of Eurodollar Futures Contracts (EDFC) on certain loan types. FMBS and EDFC related to IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recognized in current earnings. FMBS and EDFC related to funded, uncommitted loans are designated as fair value hedges, with changes in the value of the derivative instruments recognized in current earnings, along with changes in the value of the funded, uncommitted loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the years ended September 30, 2006, 2005 and 2004 was not significant, is recognized in current earnings. At September 30, 2006, FMBS and EDFC to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $1,007.5 million. Uncommitted IRLCs, the duration of which are generally less than six months, totaled approximately $256.1 million, and uncommitted mortgage loans held for sale totaled approximately $368.5 million at September 30, 2006. The fair value of the FMBS, EDFC and IRLCs at September 30, 2006 was an insignificant amount.

In an effort to stimulate home sales by potentially offering homebuyers a below market interest rate on their home financing, we began a program during fiscal 2006 which protects us from future increases in interest rates related to potential mortgage originations of approximately $599 million. To accomplish this, we purchase forward rate agreements (FRAs) and economic interest rate hedges in the form of FMBS and put options on both EDFC and mortgage-backed securities (MBS). At September 30, 2006, the notional amount of the FRAs was $354 million, while economic interest rate hedges totaled $2.4 billion in EDFC put options and $104 million in MBS put options, hedging a notional principal of $245 million in mortgage loan commitments. Both the FRAs and economic interest rate hedges have various maturities not exceeding twelve months. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. The gains and losses for the year ended September 30, 2006 were not significant.

The following table sets forth principal cash flows by expected maturity, weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2006. In addition, the table sets forth the notional amounts, weighted average interest rates and estimated fair value of our interest rate swaps. Because the mortgage warehouse credit facility and CP conduit facility are secured by certain mortgage loans held for sale which are typically sold within 60 days, the outstanding balances at September 30, 2006 are included in the variable rate maturities for the fiscal year ending September 30, 2007. At September 30, 2006, the fair value of the interest rate swaps was a $0.1 million liability.

								Fair
	Fiscal Year Ending September 30,							value @
	2007	2008	2009	2010	2011	Thereafter	Total	9/30/06
	($ in millions)
Debt:
Fixed rate	$26.1	$221.9	$589.3	$400.0	$450.0	$2,414.6	$4,101.9	$4,062.8
Average interest rate	8.0%	7.6%	7.3%	6.9%	7.0%	6.3%	6.7%
Variable rate	$1,191.7	$—	$—	$—	$800.0	$—	$1,991.7	$1,991.7
Average interest rate	5.7%	—	—	—	6.1%	—	5.9%
Interest Rate Swaps:
Variable to fixed	$200.0	$200.0	$—	$—	$—	$—	$—	$0.1
Average pay rate	5.1%	5.0%	—	—	—	—	—
Average receive rate	90-day LIBOR

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
D.R. Horton, Inc.

We have audited the accompanying consolidated balance sheets of D.R. Horton, Inc. and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of D.R. Horton, Inc. and subsidiaries at September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note H, the Company has restated its segment disclosures.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of D.R. Horton, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 6, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas
December 6, 2006

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2006	2005
	(In millions)

ASSETS
Homebuilding:
Cash and cash equivalents	$457.8	$1,111.6
Inventories:
Construction in progress and finished homes	4,322.8	3,105.9
Residential land and lots — developed and under development	6,737.0	5,174.3
Land held for development	182.9	6.2
Consolidated land inventory not owned	100.4	200.4

	11,343.1	8,486.8
Property and equipment (net)	131.4	107.2
Earnest money deposits and other assets	816.4	756.0
Goodwill	578.9	578.9

	13,327.6	11,040.5

Financial Services:
Cash and cash equivalents	129.8	38.2
Restricted cash	248.3	—
Mortgage loans held for sale	1,022.9	1,358.7
Other assets	92.1	77.4

	1,493.1	1,474.3

Total assets	$14,820.7	$12,514.8

LIABILITIES
Homebuilding:
Accounts payable	$982.3	$820.7
Accrued expenses and other liabilities	1,143.0	1,196.9
Notes payable	4,886.9	3,660.1

	7,012.2	5,677.7

Financial Services:
Accounts payable and other liabilities	58.8	24.0
Notes payable to financial institutions	1,191.7	1,249.5

	1,250.5	1,273.5

	8,262.7	6,951.2

Minority interests	105.1	203.2

STOCKHOLDERS’ EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 316,899,545 shares issued and 313,246,745 shares outstanding at September 30, 2006 and 315,591,668 shares issued and 312,938,868 shares outstanding at September 30, 2005	3.2	3.2
Additional capital	1,658.4	1,624.8
Retained earnings	4,887.0	3,791.3
Treasury stock, 3,652,800 shares at September 30, 2006 and 2,652,800 shares at September 30, 2005, at cost	(95.7)	(58.9)

	6,452.9	5,360.4

Total liabilities and stockholders’ equity	$14,820.7	$12,514.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
	2006	2005	2004
	(In millions, except per share data)

Homebuilding:
Revenues:
Home sales	$14,545.4	$13,376.6	$10,491.1
Land/lot sales	215.1	252.0	166.9

	14,760.5	13,628.6	10,658.0
Cost of sales:
Home sales	11,047.8	9,960.6	8,074.6
Land/lot sales	99.6	162.6	102.6
Inventory impairments and land option cost write-offs	270.9	17.1	20.1

	11,418.3	10,140.3	8,197.3
Gross profit:
Home sales	3,497.6	3,416.0	2,416.5
Land/lot sales	115.5	89.4	64.3
Inventory impairments and land option cost write-offs	(270.9)	(17.1)	(20.1)

	3,342.2	3,488.3	2,460.7
Selling, general and administrative expense	1,456.6	1,226.6	959.0
Interest expense	17.9	4.4	3.4
Other (income)	(11.0)	(15.7)	(9.9)

	1,878.7	2,273.0	1,508.2

Financial Services:
Revenues	290.8	235.1	182.8
General and administrative expense	202.2	147.6	121.0
Interest expense	37.1	16.8	5.9
Other (income)	(56.9)	(34.9)	(18.8)

	108.4	105.6	74.7

Income before income taxes	1,987.1	2,378.6	1,582.9
Provision for income taxes	753.8	908.1	607.8

Net income	$1,233.3	$1,470.5	$975.1

Basic net income per common share	$3.94	$4.71	$3.14

Net income per common share assuming dilution	$3.90	$4.62	$3.09

Cash dividends declared per common share	$0.44	$0.3075	$0.215

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Total
	Common	Additional	Unearned	Retained	Treasury	Stockholders’
	Stock	Capital	Compensation	Earnings	Stock	Equity
	(In millions, except common stock share data)

Balances at September 30, 2003 (154,766,420 shares)	$1.6	$1,581.7	$(2.2)	$1,509.1	$(58.9)	$3,031.3

Net income	—	—	—	975.1	—	975.1
Issuances under employee benefit plans (64,526 shares)	—	2.5	—	—	—	2.5
Exercise of stock options (1,033,582 shares)	—	16.5	—	—	—	16.5
Amortization of unvested stock options issued in connection with an acquisition over remaining vesting period	—	—	2.2	—	—	2.2
Cash dividends declared	—	—	—	(66.9)	—	(66.9)
Three-for-two stock split (77,511,368 shares)	0.8	(0.8)	—	—	—	—
Four-for-three stock split (78,017,124 shares) paid in March 2005	0.7	(0.7)	—	—	—	—

Balances at September 30, 2004 (311,393,020 shares)	$3.1	$1,599.2	$—	$2,417.3	$(58.9)	$3,960.7

Net income	—	—	—	1,470.5	—	1,470.5
Issuances under employee benefit plans (95,669 shares)	—	1.9	—	—	—	1.9
Exercise of stock options (1,450,179 shares)	0.1	23.7	—	—	—	23.8
Cash dividends declared	—	—	—	(96.5)	—	(96.5)

Balances at September 30, 2005 (312,938,868 shares)	$3.2	$1,624.8	$—	$3,791.3	$(58.9)	$5,360.4

Net income	—	—	—	1,233.3	—	1,233.3
Issuances under employee benefit plans (158,444 shares)	—	4.5	—	—	—	4.5
Exercise of stock options (1,149,433 shares)	—	7.9	—	—	—	7.9
Stock option compensation expense	—	11.8	—	—	—	11.8
Income tax benefit from exercise of stock options	—	9.4	—	—	—	9.4
Cash dividends declared	—	—	—	(137.6)	—	(137.6)
Treasury stock purchases (1,000,000 shares)	—	—	—	—	(36.8)	(36.8)

Balances at September 30, 2006 (313,246,745 shares)	$3.2	$1,658.4	$—	$4,887.0	$(95.7)	$6,452.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2006	2005	2004
	(In millions)

OPERATING ACTIVITIES
Net income	$1,233.3	$1,470.5	$975.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	56.5	52.8	49.6
Amortization of debt premiums, discounts and fees	5.2	4.3	5.9
Stock option compensation expense	11.8	—	—
Income tax benefit from stock option exercises	(9.4)	—	—
Loss on redemption of senior and senior subordinated notes	13.4	—	—
Inventory impairments and land option cost write-offs	270.9	17.1	20.1
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(1,261.7)	(227.4)	(413.9)
Increase in residential land and lots — developed, under development, and held for development	(1,847.3)	(1,640.2)	(1,007.3)
Increase in earnest money deposits and other assets	(37.1)	(151.6)	(105.3)
Decrease (increase) in mortgage loans held for sale	335.8	(735.4)	(137.8)
Increase in accounts payable, accrued expenses and other liabilities	37.8	589.2	191.1

Net Cash Used In Operating Activities	(1,190.8)	(620.7)	(422.5)

INVESTING ACTIVITIES
Purchases of property and equipment	(83.3)	(68.2)	(55.2)

Net Cash Used In Investing Activities	(83.3)	(68.2)	(55.2)

FINANCING ACTIVITIES
Proceeds from notes payable	5,824.2	4,060.2	3,524.1
Repayment of notes payable	(4,711.4)	(2,667.8)	(3,059.8)
Increase in restricted cash	(248.3)	—	—
Purchase of treasury stock	(36.8)	—	—
Proceeds from stock associated with certain employee benefit plans	12.4	24.8	15.4
Income tax benefit from exercise of stock options	9.4	—	—
Cash dividends paid	(137.6)	(96.5)	(66.9)

Net Cash Provided By Financing Activities	711.9	1,320.7	412.8

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(562.2)	631.8	(64.9)
Cash and cash equivalents at beginning of year	1,149.8	518.0	582.9

Cash and cash equivalents at end of year	$587.6	$1,149.8	$518.0

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$11.0	$20.6	$8.5

Income taxes paid	$956.3	$895.0	$614.4

Supplemental disclosures of noncash activities:
Notes payable issued for inventory	$38.8	$17.8	$71.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and include the accounts of D. R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires), as well as certain variable interest entities required to be consolidated pursuant to Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” as amended (FIN 46), issued by the Financial Accounting Standards Board (FASB). All significant intercompany accounts, transactions and balances have been eliminated in consolidation.

Certain prior year balances have been reclassified to conform to the fiscal 2006 presentation. These reclassifications had no significant effect on the Company’s consolidated financial position, results of operations or cash flows.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Stock Splits

In February 2005, the Company’s Board of Directors declared a four-for-three stock split (effected as a 33 1/3% stock dividend), paid on March 16, 2005 to common stockholders of record on March 1, 2005. The earnings per share and cash dividends declared per share for the year ended September 30, 2004 reflect the effects of the stock split.

Revenue Recognition

Homebuilding revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by DHI Mortgage, the Company’s wholly-owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment as prescribed by Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate,” the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed. At September 30, 2006 and 2005, the Company had deferred profit on such sales in the amounts of $90.6 million and $92.2 million, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Amounts in transit from title companies for home closings are included in cash. Additionally, the Company holds cash that is restricted as to its use. Restricted cash related

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the Company’s homebuilding operations includes customer deposits that are temporarily restricted in accordance with regulatory requirements, and cash restricted pursuant to insurance related regulatory requirements. At September 30, 2006 and 2005, the balances of restricted cash were $38.8 million and $29.4 million, respectively, and are included in other assets on the Company’s balance sheet.

Borrowings by the Company’s mortgage subsidiary under the CP conduit facility are secured by the assignment of mortgage loans held for sale and restricted cash arising from borrowings under the facility prior to the assignment of the mortgage loans as collateral. At September 30, 2006 and 2005, the balances of cash restricted for this purpose were $248.3 million and $0, respectively.

Inventories and Cost of Sales

Inventory includes the costs of direct land acquisition, land development and home construction, capitalized interest, real estate taxes and direct overhead costs incurred during development and home construction. Applicable direct overhead costs incurred after development projects or homes are substantially complete, such as utilities, maintenance and cleaning, are charged to selling, general and administrative (SG&A) expense as incurred. All indirect overhead costs, such as compensation of construction superintendents, sales personnel and division and region management, advertising and builder’s risk insurance are charged to SG&A expense as incurred.

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

When a home is closed, the Company generally has not yet paid and recorded all incurred costs necessary to complete the home. Each month a liability and a charge to cost of sales is recorded for the amount that is determined will ultimately be paid related to completed homes that have been closed as of the end of that month. The home construction budgets are compared to actual recorded costs to determine the additional costs remaining to be paid on each closed home. The accuracy of each month’s accrual is monitored by comparing actual costs incurred on closed homes in subsequent months to the amount previously accrued. Although actual costs to be paid in the future on previously closed homes could differ from the Company’s current accruals, historically, differences in amounts have not been significant.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” land inventory and related communities under development are reviewed for potential write-downs when impairment indicators are present. SFAS No. 144 requires that in the event the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by estimates of revenues, costs, and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company’s determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS No. 144, valuation adjustments are recorded on finished homes when events or circumstances indicate that the carrying value is less than the fair value less costs to sell the home.

During fiscal 2006, several communities under development that demonstrated potential impairment indicators were evaluated for potential impairment. The Company’s analyses of these projects generally assumed flat to reduced revenues as compared with current sales orders for the particular project or revenues realized from comparable projects. It was determined that projects with a carrying value of $459.3 million, the majority of which were in California, were impaired. Consequently, an impairment charge of $146.2 million was recorded to reduce the carrying value of the impaired projects to their estimated fair value. The remaining projects with impairment indicators are primarily in California. It is possible that the estimate of undiscounted cash flows from these projects may change and could result in a future need to record an impairment charge to write these assets down to fair value. Additionally, if conditions in the homebuilding industry worsen in the future, the Company may be required to evaluate additional projects for potential impairment which may result in additional impairment charges and such charges could be significant.

From time to time, the Company writes off earnest money deposits and pre-acquisition costs related to land and lot option contracts which it no longer plans to pursue. During fiscal 2006, 2005 and 2004, the Company wrote off $124.7 million, $17.1 million and $20.1 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts which it decided not to pursue.

Homebuilding Interest

The Company capitalizes homebuilding interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, charged to cost of sales and expensed directly during the years ended September 30, 2006, 2005 and 2004:

	Year Ended September 30,
	2006	2005	2004
	(In millions)

Capitalized interest, beginning of year	$200.6	$152.7	$168.4
Interest incurred — homebuilding	343.3	277.3	236.7
Interest expensed
Directly — homebuilding	(17.9)	(4.4)	(3.4)
Amortized to cost of sales	(237.1)	(225.0)	(249.0)

Capitalized interest, end of year	$288.9	$200.6	$152.7

Consolidated Land Inventory Not Owned

The Company accounts for its land and lot option purchase contracts in accordance with the provisions of FIN 46. FIN 46 provides guidance for the financial accounting and reporting of interests in certain variable interest entities, which FIN 46 defines as certain business entities that either have equity investors with no voting rights or have equity investors that do not provide sufficient financial resources for the entities to support their activities. FIN 46 requires consolidation of such entities by any company that is subject to a majority of the risk of loss from the entities’ activities or is entitled to receive a majority of the entities’ residual returns or both, defined as the primary beneficiary of the variable interest entity.

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The consolidation of these variable interest entities and other inventory obligations added $100.4 million and $200.4 million in land inventory not owned and minority interests related to entities not owned to the Company’s balance sheets at September 30, 2006 and 2005, respectively. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $17.6 million and $21.3 million and performance letters of credit, promissory notes and surety bonds totaling $2.5 million and $5.9 million, as of September 30, 2006 and 2005, respectively. Creditors, if any, of these variable interest entities have no recourse against the Company. For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits, which totaled $137.1 million at September 30, 2006.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Repairs and maintenance costs are expensed as incurred. Depreciation generally is recorded using the straight-line method over the estimated useful life of the asset. Depreciable lives for model home furniture typically range from 2 to 3 years, depreciable lives for office furniture and equipment typically range from 2 to 5 years, and depreciable lives for buildings and improvements typically range from 5 to 20 years. Accumulated depreciation was $130.0 million and $141.3 million as of September 30, 2006 and 2005, respectively. Depreciation expense was $56.5 million, $52.8 million and $43.7 million in fiscal 2006, 2005 and 2004, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over net assets acquired. Pursuant to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for potential impairment annually or when events and circumstances warrant an earlier review. Impairment is determined to exist when the estimated fair value of goodwill is less than its carrying value. During fiscal 2006, 2005 and 2004, the Company measured the fair value of its reporting units using a discounted cash flow model and determined that the fair value of its reporting units was greater than their book value and therefore no impairment of goodwill existed.

The Company regularly evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. The goodwill assessment procedures required by SFAS No. 142 require management to make comprehensive estimates of future revenues and costs. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. Continued

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

softness in the homebuilding industry may result in the determination that some of the Company’s goodwill has become impaired, which would result in a potentially significant charge to reflect goodwill impairment.

Accumulated amortization related to goodwill was $38.9 million at September 30, 2006 and 2005. Other intangible assets, which are amortized over their useful lives, were fully amortized by the end of fiscal 2004, and therefore, their carrying values were $0 as of and subsequent to September 30, 2004. Amortization of other intangible assets was $3.7 million in fiscal 2004.

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

Changes in the Company’s warranty liability were as follows:

	September 30,
	2006	2005
	(In millions)

Warranty liability, beginning of year	$121.6	$96.0
Warranties issued	75.2	71.2
Changes in liability for pre-existing warranties	(15.5)	(2.6)
Settlements made	(50.9)	(43.0)

Warranty liability, end of year	$130.4	$121.6

Insurance Claim Costs

The Company has, and requires the majority of its subcontractors to have, general liability insurance (including construction defect coverage) and workers compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. In certain states where the Company believes it is too difficult or expensive for subcontractors to obtain general liability insurance, the Company has waived its traditional subcontractor general liability insurance requirements to obtain lower bids from subcontractors. The Company self insures a portion of its overall risk, partially through the use of a captive insurance entity which issues a general liability policy to the Company, naming certain subcontractors as additional insureds. The Company records expenses and liabilities related to the costs to cover its self-insured and deductible amounts under those policies and for any estimated costs of potential claims and lawsuits (including expected legal costs) in excess of its coverage limits or not covered by such policies, based on an analysis of the Company’s historical claims, which includes an estimate of claims incurred but not yet reported. Expenses related to such claims were approximately $41.7 million, $101.2 million and $80.9 million in fiscal 2006, 2005 and 2004, respectively.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expense was approximately $110.6 million, $78.9 million and $64.3 million in fiscal 2006, 2005 and 2004, respectively.

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

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share. The average share amounts for fiscal 2004 reflect the effects of the four-for-three stock split, paid as a stock dividend on March 16, 2005. For fiscal 2006, options to purchase 3.0 million shares of common stock were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, their effect would be antidilutive. All options were included in the computation of diluted earnings per share for fiscal 2005 and 2004.

	Year Ended September 30,
	2006	2005	2004
	(In millions)

Numerator:
Net income	$1,233.3	$1,470.5	$975.1

Denominator:
Denominator for basic earnings per share — weighted average common shares	312.8	312.2	310.5
Effect of dilutive securities:
Employee stock options	3.4	5.9	5.5

Denominator for diluted earnings per share — adjusted weighted average common shares	316.2	318.1	316.0

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123(R) requires disclosure of pro forma information for periods prior to the adoption. The following table sets forth the effect on net income and earnings per share as if SFAS No. 123(R) had been applied to the fiscal years ended September 30, 2005 and 2004:

	Year Ended September 30,
	2005	2004
	(In millions, except per share data)

Net income as reported	$1,470.5	$975.1
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	1.3
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(7.8)	(7.1)

Pro forma net income	$1,462.7	$969.3

Reported basic net income per share	$4.71	$3.14

Pro forma basic net income per share	$4.69	$3.12

Reported diluted net income per share	$4.62	$3.09

Pro forma diluted net income per share	$4.61	$3.07

The net income per share amounts presented above for fiscal 2004 reflect the effects of the four-for-three stock split paid on March 16, 2005.

Interest Rate Swaps

The Company entered into two ten-year interest rate swap agreements in 1998 with a major United States bank under which it receives each quarter the London Inter-Bank Offered Rate (LIBOR) and pays a fixed amount that averages 5.1% on a total notional amount of $200 million. At the end of each quarter, the swaps’ market value will have changed depending upon the market’s current anticipation of quarterly LIBOR rate levels from the present until the swaps’ maturity in 2008. The swaps’ market values generally vary directly with changes in anticipated future LIBOR rates. The swaps do not qualify as cash-flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” so changes in the swaps’ fair value must be recorded in the consolidated statements of income. The fair values of the interest rate swaps were liabilities to the Company of $0.1 million at September 30, 2006 and $3.2 million at September 30, 2005, and are recorded in homebuilding other liabilities. Changes in their fair values are recorded in homebuilding other income or expense. During the years ended September 30, 2006, 2005 and 2004, the Company had gains related to the interest rate swaps of $3.1 million, $9.5 million and $8.1 million, respectively.

Mortgage Loans

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Loans that have been closed but not committed to a third-party investor are matched with either forward sales of mortgage-backed securities (FMBS) or Eurodollar Futures Contracts (EDFC) that are designated as fair value hedges. Hedged loans are either committed to third-party investors within three days of origination or pooled and committed in bulk to third-party investors typically within 30 days of origination. Loans held for sale are carried at cost adjusted for changes in fair value after the date of designation of an effective accounting hedge, based on either sale commitments or current market quotes. Loans held for sale, not subject to an effective accounting hedge are carried at the lower of cost or fair value. Any gain or loss on the sale of loans is recognized at the time of sale. During the years ended September 30, 2006, 2005 and

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004, the Company had net gains on sales of loans of $145.5 million, $113.5 million, and $87.5 million, respectively.

Some of the loans sold by DHI Mortgage are sold with limited recourse provisions. Based on historical experience, the Company has estimated and recorded a total allowance or reserve for loans held in portfolio or loans held for sale or for losses related to loans sold with recourse of $15.6 million and $4.1 million at September 30, 2006 and 2005, respectively.

The notional amounts of the FMBS and the EDFC used to hedge mortgage loans held for sale can vary in relationship to the underlying loan amounts, depending on the typical movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. As of September 30, 2006, the Company had $368.5 million in loans not committed to third-party investors which were hedged with $578.0 million of FMBS and EDFC.

The FMBS and EDFC associated with uncommitted, funded loans are designated as fair value hedges of the risk of changes in the overall fair value of the related loans. Accordingly, changes in the value of the derivative instruments are recognized in current earnings, as are changes in the value of the loans. During the fiscal years ended September 30, 2006, 2005 and 2004, the Company’s net gains related to the ineffective portion of its fair value hedging instruments were insignificant. The net gains are included in financial services revenues.

Loan Commitments

To meet the financing needs of its customers, the Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133, and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value. At September 30, 2006 and 2005, the Company’s IRLCs totaled $647.7 million and $622.8 million, respectively.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments, FMBS and the purchase of EDFC. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. As of September 30, 2006, the Company had approximately $391.6 million of best-efforts whole loan delivery commitments and $429.5 million outstanding of FMBS and EDFC related to its uncommitted IRLCs.

In an effort to stimulate home sales by potentially offering homebuyers a below market interest rate on their home financing, the Company began a program during fiscal 2006 which protects it from future increases in interest rates related to potential mortgage originations of approximately $599 million. To accomplish this, the Company purchases forward rate agreements (FRAs) and economic interest rate hedges in the form of FMBS and put options on both EDFC and mortgage-backed securities (MBS). At September 30, 2006, the notional amount of the FRAs was $354 million, while economic interest rate hedges totaled $2.4 billion in EDFC put options and $104 million in MBS put options, hedging a notional principal of $245 million in mortgage loan commitments. Both the FRAs and economic interest rate hedges have various maturities not exceeding twelve months. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. The gains and losses for the year ended September 30, 2006 were not significant.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of an entity’s fiscal year that begins after

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 157; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (SEC) Staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. The SAB requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. The requirements of SAB No. 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact of the adoption of SAB No. 108; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting by allowing the Company the option to carry mortgage servicing rights at fair value. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. Since the Company does not retain the servicing rights when it sells its mortgage loans held for sale, the adoption of SFAS No. 156 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE B — NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of unamortized discount or premium, as applicable, consist of the following:

	As of September 30,
	2006	2005
	(In millions)

Homebuilding:
Unsecured:
Revolving credit facility due 2010	$800.0	$—
7.5% senior notes due 2007	215.0	215.0
5% senior notes due 2009, net	199.7	199.6
8% senior notes due 2009, net	384.3	384.1
4.875% senior notes due 2010, net	249.0	248.7
9.75% senior subordinated notes due 2010, net	149.4	149.3
7.875% senior notes due 2011, net	199.0	198.8
9.375% senior subordinated notes due 2011, net	—	199.8
6% senior notes due 2011, net	249.4	—
10.5% senior subordinated notes due 2011, net	—	150.2
8.5% senior notes due 2012, net	248.6	248.4
5.375% senior notes due 2012	300.0	300.0
6.875% senior notes due 2013	200.0	200.0
5.875% senior notes due 2013	100.0	100.0
6.125% senior notes due 2014, net	197.7	197.4
5.625% senior notes due 2014, net	248.3	248.1
5.25% senior notes due 2015, net	297.9	297.8
5.625% senior notes due 2016, net	297.7	297.5
6.5% senior notes due 2016, net	499.0	—
Other secured	51.9	25.4

	$4,886.9	$3,660.1

Financial Services:
Mortgage warehouse facility due 2007	$371.7	$549.5
Commercial paper conduit facility due 2007	820.0	700.0

	$1,191.7	$1,249.5

On June 13, 2006, the Company filed with the Securities and Exchange Commission an automatically effective universal shelf registration statement registering debt and equity securities which the Company may issue from time to time in amounts to be determined.

As of September 30, 2006, maturities of consolidated notes payable, assuming the revolving credit, mortgage warehouse and commercial paper conduit facilities are not extended or renewed, are $1,217.8 million in fiscal 2007, $221.9 million in fiscal 2008, $589.3 million in fiscal 2009, $400.0 million in fiscal 2010, $1,250.0 million in fiscal 2011 and $2,414.6 million thereafter.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Homebuilding:

In December 2005, the Company entered into a $2.15 billion unsecured revolving credit facility, which includes a $1.0 billion letter of credit sub-facility. The revolving credit facility has an uncommitted $750 million accordion provision which could be used to increase the facility to $2.9 billion. This credit facility, which matures on December 16, 2010, replaced the Company’s previous $1.21 billion credit facility. The Company’s borrowing capacity under the new facility is reduced by the amount of letters of credit outstanding. At September 30, 2006, the Company’s borrowing capacity under the facility was $1.23 billion. The facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of homebuilding debt to total capitalization and its senior unsecured debt rating. The interest rates of the unsecured bank debt at September 30, 2006 and 2005 were 6.1% and 5.1%, respectively. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees.

In November 2006, the Company obtained additional commitments of $350 million under the revolving credit facility’s accordion provision and increased the current capacity of the facility to $2.5 billion. Additionally, the maturity of the facility was extended by one year to December 16, 2011.

Following is a summary of the key terms of each of the Company’s unsecured homebuilding notes payable outstanding as of September 30, 2006, including the annual effective interest rate of each series of notes, after giving effect to the amortization of discounts and deferred financing costs.

				Redeemable
	Principal			Prior to	Effective
Note Payable (1)	Amount	Date Issued	Date Due	Maturity	Interest Rate
	(In millions)

7.5% senior	$215.0	December 2002	December 1, 2007	No	7.6%
5% senior	$200.0	January 2004	January 15, 2009	No (3)	5.3%
8% senior	$385.0	February 1999	February 1, 2009	No	8.3%
4.875% senior	$250.0	October 2004	January 15, 2010	Yes (4)	5.1%
9.75% senior subordinated	$150.0	September 2000	September 15, 2010	No	9.9%
6% senior	$250.0	April 2006	April 15, 2011	Yes (4)	6.2%
7.875% senior	$200.0	August 2001	August 15, 2011	No	8.0%
8.5% senior	$250.0	April 2002	April 15, 2012	Yes, on or after	8.6%
				April 15, 2007 (2)
5.375% senior	$300.0	July 2005	June 15, 2012	Yes (4)	5.4%
6.875% senior	$200.0	April 2003	May 1, 2013	No	7.0%
5.875% senior	$100.0	June 2003	July 1, 2013	Yes, on or after	5.9%
				July 1, 2008 (2)
6.125% senior	$200.0	July 2004	January 15, 2014	No (3)	6.3%
5.625% senior	$250.0	September 2004	September 15, 2014	No (3)	5.8%
5.25% senior	$300.0	February 2005	February 15, 2015	Yes (4)	5.4%
5.625% senior	$300.0	December 2004	January 15, 2016	Yes (4)	5.8%
6.5% senior	$500.0	April 2006	April 15, 2016	Yes (4)	6.6%

(1)	Interest is payable semi-annually on each of the series of senior and senior subordinated notes.

(2)	Each series of notes that is redeemable may be redeemed at a price equal to 100% of the principal amount plus a premium declining ratably to par over a three-year period beginning on the date indicated.

(3)	The Company may redeem up to 35% of the amount originally issued with the proceeds of public equity offerings at a redemption price equal to the principal amount, plus a premium and accrued interest for up to three years after the date of issuance.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments on the redemption date, plus in each case, accrued interest.

All series of senior notes and borrowings under the revolving credit facility are senior obligations of the Company and rank pari passu in right of payment to all existing and future unsecured indebtedness of the Company, and senior to all existing and future indebtedness expressly subordinated to them. The senior subordinated notes rank behind all existing and future senior notes and bank credit facilities. Both the senior and senior subordinated notes are guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Upon a change of control of the Company, holders of all series of notes issued prior to October 2004 have the right to require the Company to redeem such notes at a price of 101% of the par amount, along with accrued and unpaid interest.

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

In July 2006, the Company redeemed its 10.5% senior subordinated notes due 2011. The notes, which were originally issued by Schuler Homes, Inc. and were assumed by the Company in its merger with Schuler in February 2002, were redeemed at an aggregate price of approximately $152.4 million, plus accrued interest. Concurrent with the redemption, the Company recorded interest expense of approximately $2.8 million, representing the call premium, net of the unamortized premium related to the redeemed notes.

In November 2005, the Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding debt securities, replacing the previous debt securities repurchase authorization. All of the $200 million authorization was remaining at September 30, 2006. In November 2006, the Board of Directors increased the debt repurchase authorization to $500 million and extended its term to November 30, 2007.

The revolving credit facility and the indenture governing the senior subordinated notes impose restrictions on the Company’s operations and activities. The most significant restrictions relate to limits on investments, cash dividends, stock repurchases and other restricted payments, incurrence of indebtedness, creation of liens and asset dispositions, and require maintenance of certain levels of leverage, interest coverage and tangible net worth. In addition, the indentures governing the senior notes impose restrictions on the creation of liens.

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

achieved both of the required ratings as of April 2006. As a result, the foregoing restrictions have ceased to apply with respect to these senior notes and will not apply in the future with respect to them even if the Company’s ratings change.

At September 30, 2006, under the most restrictive covenants in effect, cash dividend payments in fiscal 2007 were limited to $583.5 million and approximately $3.4 billion was available for all restricted payments in the future.

The Company uses interest rate swap agreements to help manage a portion of its interest rate exposure. The agreements convert a notional amount of $200 million from a variable rate to a fixed rate. These agreements are cancelable by the counter-party, a major U.S. bank, during periods where LIBOR exceeds 7%. The agreements expire at dates through September 2008. The Company does not expect non-performance by the counter-party, and any losses incurred in the event of non-performance are not expected to be material. Net payments or receipts under these agreements are recorded as adjustments to interest incurred. As a result of these agreements, the Company’s net interest costs in fiscal 2006, 2005 and 2004 were increased by $0.8 million, $4.9 million and $7.5 million, respectively.

Financial Services:

The Company’s mortgage subsidiary has a $540 million mortgage warehouse loan facility that matures April 6, 2007, which replaced its previous $300 million facility that matured on April 7, 2006. At various times during fiscal 2005 and until its maturity in 2006, the Company obtained additional temporary commitments from its lenders through the facility’s accordion provision and through amendments to the credit agreement. These commitments resulted in total capacity amounts of up to $675 million depending on the terms in effect. Under the accordion provision of the credit agreement, the total capacity may be increased to $750 million upon consent of the lenders.

The mortgage warehouse facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of its homebuilding debt. The borrowing capacity under this facility is limited to the lesser of the unused portion of the facility or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the amount drawn on the facility may not exceed 98% of all eligible mortgage loans held for sale and made available to the lenders to secure any borrowings under the facility. Borrowings bear daily interest at the 30-day LIBOR rate plus a fixed premium. The interest rates of the mortgage warehouse line payable at September 30, 2006 and 2005 were 6.1% and 4.7%, respectively.

The Company’s mortgage subsidiary also has a $1.2 billion commercial paper conduit facility (the CP conduit facility), that matures June 27, 2009, which replaced its previous $500 million facility that matured on June 29, 2006. The $1.2 billion CP conduit facility is subject to the annual renewal of the 364-day backup liquidity feature.

The CP conduit facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of its homebuilding debt. Additionally, at September 30, 2006, borrowings under the CP conduit facility are secured by restricted cash arising from borrowings under the facility prior to the assignment of mortgage loans held for sale as collateral. The mortgage loans assigned to secure the CP conduit facility are used as collateral for asset-backed commercial paper issued by multi-seller conduits in the commercial paper market. The interest rates of the CP conduit facility at September 30, 2006 and 2005 were 5.6% and 4.3%, respectively.

NOTE C — STOCKHOLDERS’ EQUITY

At September 30, 2006, 316,899,545 shares of Common Stock were issued and 313,246,745 shares were outstanding. No shares of Preferred Stock were issued or outstanding. As of September 30, 2006, 42,522,840

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 4,397,774 shares of Common Stock were reserved for issuance pursuant to the D.R. Horton, Inc. Stock Incentive Plans and Employee Stock Purchase Plan, respectively.

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

In November 2005, the Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock, replacing the previous common stock repurchase authorization. During fiscal 2006, the Company repurchased 1,000,000 shares of its common stock at a total cost of $36.8 million, all of which occurred during the three months ended December 31, 2005. As of September 30, 2006, the Company had $463.2 million remaining of the Board of Directors’ authorization for repurchases of common stock. In November 2006, the Board of Directors extended the remaining $463.2 million common stock repurchase authorization to November 30, 2007.

On January 26, 2006, the Company’s shareholders approved an amendment to the Company’s charter which increased the number of authorized shares of common stock to one billion shares.

On June 13, 2006, the Company filed with the Securities and Exchange Commission an automatically effective universal shelf registration statement registering debt and equity securities which the Company may issue from time to time in amounts to be determined. Also, at September 30, 2006, the Company had the capacity to issue approximately 22.5 million shares of common stock under its acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.

During fiscal 2006, the Board of Directors declared one quarterly cash dividend of $0.09 per common share, two quarterly cash dividends of $0.10 per common share, and one quarterly cash dividend of $0.15 per common share, the last of which was paid on September 1, 2006 to stockholders of record on August 21, 2006. On October 12, 2006, the Board of Directors declared a cash dividend of $0.15 per common share, which was paid on November 1, 2006, to stockholders of record on October 23, 2006.

NOTE D — PROVISION FOR INCOME TAXES

The provision for income taxes includes the following components:

	Year Ended September 30,
	2006	2005	2004
	(In millions)

Current provision:
Federal	$743.4	$865.7	$561.5
State	119.3	127.1	96.0

	862.7	992.8	657.5

Deferred benefit:
Federal	(100.6)	(72.8)	(45.7)
State	(8.3)	(11.9)	(4.0)

	(108.9)	(84.7)	(49.7)

Total provision for income taxes	$753.8	$908.1	$607.8

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These differences primarily relate to the following:

	As of September 30,
	2006	2005
	(In millions)

Deferred tax assets:
Inventory costs	$189.8	$123.1
Warranty and construction defect costs	115.9	110.8
Incentive compensation plans	42.6	27.1
Deferral of profit on home sales	34.7	—
Other	33.5	26.1

Total deferred tax assets	416.5	287.1
Deferred tax liabilities	42.5	22.0

Net deferred tax assets	$374.0	$265.1

The net deferred tax assets are classified in the balance sheet as homebuilding other assets.

The difference between income tax expense and tax computed by applying the federal statutory income tax rate of 35% to income before income taxes is due to the following:

	Year Ended September 30,
	2006	2005	2004
	(In millions)

Income taxes at federal statutory rate	$695.5	$832.5	$554.0
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	69.4	73.3	55.5
Qualified production activities deduction	(10.2)	—	—
Other	(0.9)	2.3	(1.7)

Provision for income taxes	$753.8	$908.1	$607.8

NOTE E — EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for all Company employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing are at the discretion of the Company. Expenses for the plan were $12.5 million, $9.2 million and $7.5 million in fiscal 2006, 2005 and 2004, respectively.

The Company’s Supplemental Executive Retirement Plan (SERP) is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death, or termination of employment with the Company. Under the SERP, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company’s liabilities related to the SERP were $9.7 million and $8.4 million at September 30, 2006 and 2005, respectively. The Company recorded $1.9 million, $1.8 million and $1.5 million of expense for this plan in fiscal 2006, 2005 and 2004, respectively.

The Company has a deferred compensation plan available to a select group of employees. The participating employees designate investments for their contributions; however, the Company is not required to invest the contributions in the designated investments. The Company’s net liabilities related to the deferred

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation plan were $80.8 million and $53.3 million at September 30, 2006 and 2005, respectively. The Company records as expense the amount that the employee contributions would have earned had the funds been invested in the designated investments. The Company recorded $7.5 million, $7.6 million and $2.2 million of expense for this plan in fiscal 2006, 2005 and 2004, respectively.

The Company’s Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of at least 85% of the fair market value of the stock on the designated dates of purchase. The price may be further discounted depending on the average fair market value of the stock during the period and certain other criteria. Under the terms of the plan, the total fair market value of the common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees of the Company purchased 158,444 shares for $4.5 million in fiscal 2006, 95,669 shares for $1.9 million in fiscal 2005 and 86,035 shares for $2.5 million in fiscal 2004.

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

The Company’s Stock Incentive Plan provides for the granting of stock options to certain key employees of the Company to purchase shares of common stock. Options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. Options generally expire 10 years after the dates on which they were granted. Options generally vest over periods of 5 to 9.75 years. There were 28.1 million and 1.7 million shares available for future grants under the Plans at September 30, 2006 and 2005, respectively.

On October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. SFAS No. 123(R) was adopted using the modified prospective method. Results of prior periods have not been restated.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides additional information related to activity under the Company’s Stock Incentive Plan. All amounts reflect the effects of the three-for-two stock split on January 12, 2004 and the four-for-three stock split on March 16, 2005.

	Year Ended September 30,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Stock Options
Outstanding at beginning of year	13,965,644	$11.55	16,733,401	$11.06	14,610,313	$6.71
Granted	3,005,500	29.44	30,000	36.92	4,798,666	21.60
Exercised	(1,149,433)	6.89	(1,673,426)	5.46	(1,539,281)	4.56
Canceled	(1,367,998)	14.90	(1,124,331)	13.96	(1,136,297)	8.43

Outstanding at end of year	14,453,713	$15.31	13,965,644	$11.55	16,733,401	$11.06

Exercisable at end of year	4,945,543	$8.99	4,438,303	$7.83	4,219,837	$5.81

The total intrinsic value of options exercised during fiscal 2006, 2005 and 2004 was $27.9 million, $44.3 million and $26.8 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2006 was $141.2 million and $74.1 million, respectively. Exercise prices for options outstanding at September 30, 2006, ranged from $2.94 to $36.92. The weighted average remaining contractual lives of those options are:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Remaining		Exercise	Remaining
Exercise Price Range	Options	Price	Contract Life	Options	Price	Contract Life

Less than $10.00	4,721,709	$4.87	2.7	2,903,721	$4.87	2.4
$10.00-$20.00	3,313,651	10.97	5.8	1,306,371	10.98	5.8
More than $20.00	6,418,353	25.24	8.5	735,451	21.68	7.6

Total	14,453,713	$15.31	6.0	4,945,543	$8.99	4.1

A summary of the Company’s nonvested options as of and for the fiscal year ended September 30, 2006 is as follows:

		Weighted
		Average
		Grant-Date
	Options	Fair Value

Nonvested at beginning of period	9,527,341	$7.52
Granted	3,005,500	14.85
Vested	(1,676,166)	5.99
Canceled	(1,348,505)	8.42

Nonvested at end of period	9,508,170	$9.99

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

The weighted average fair value of grants made in fiscal 2006, 2005 and 2004 was $14.85, $18.42 and $12.34 per share, respectively. All amounts reflect the three-for-two stock split (effected as a 50% stock dividend) of January 2004 and the four-for-three stock split (effected as a 33 1/3% stock dividend) of March 2005.

The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended September 30,
	2006	2005	2004

Risk free interest rate	4.89%	4.25%	4.38%
Expected life (in years)	7.74	6.21	7.18
Expected volatility	44.63%	51.34%	57.95%
Expected dividend yield	1.00%	0.98%	1.11%

For fiscal 2006, the Company’s compensation expense related to stock option grants was $11.8 million, and at September 30, 2006, there was $70.9 million of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 7.4 years.

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

The carrying amounts of cash and cash equivalents, the revolving credit facility, the mortgage warehouse facility, the commercial paper conduit facility and other secured notes payable as reported in the Company’s balance sheets approximate their fair values due to their short maturity or floating interest rate terms, as applicable.

For the senior and senior subordinated notes, fair values represent quoted market prices. For the interest rate swaps, fair values represent market values as determined by the issuer of the swaps based upon the market’s current anticipation of future LIBOR rate levels. For mortgage loans held for sale, forward sales of mortgage-backed securities and interest rate lock commitments, the fair values are estimated based on quoted market prices for similar financial instruments. The following table sets forth the carrying values and estimated fair values of the Company’s senior and senior subordinated notes, interest rate swaps, mortgage loans held for sale, forward sales of mortgage-backed securities and interest rate lock commitments.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2006		September 30, 2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In millions)

HOMEBUILDING:
Liabilities
Senior and Senior Subordinated Notes	$4,035.0	$4,010.9	$3,634.7	$3,701.7
Interest rate swaps	0.1	0.1	3.2	3.2
FINANCIAL SERVICES:
Assets
Mortgage loans held for sale	1,022.9	1,022.9	1,358.7	1,358.7
Forward sales of mortgage-backed securities, Eurodollar futures contracts and put options on both mortgage-backed securities and Eurodollar futures contracts	(1.2)	(1.2)	0.7	0.7
Interest rate lock commitments	2.8	2.8	(0.4)	(0.4)
Forward rate agreements	—	—	—	—

NOTE G — COMMITMENTS AND CONTINGENCIES

The Company has been named as defendant in various claims, complaints and other legal actions arising in the ordinary course of business. Management believes that, while the outcome of such contingencies cannot be predicted with certainty, the liabilities arising from these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds management’s estimates reflected in the recorded liabilities relating to such matter, the Company could incur additional charges that could be significant.

The Company has recorded liabilities for contingencies occurring in the ordinary course of business, including warranty and construction defect claims on closed homes and the expected costs of the self-insured portion of general liability and workers compensation insurance claims. The Company’s estimates of such liabilities are based on the facts and circumstances of individual pending claims and historical data and trends, including but not limited to costs relative to revenues, home closings and product types, and include estimates of the costs of unreported claims related to past operations. These liability estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs. The Company’s total liabilities for such items were $361.2 million and $329.9 million at September 30, 2006 and 2005, respectively.

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At September 30, 2006, the Company had total deposits of $211.3 million, comprised of cash deposits of $187.2 million, promissory notes of $13.1 million, and letters of credit and surety bonds of $11.0 million, to purchase land and lots with a total remaining purchase price of $4.0 billion. Included within the total deposits at September 30, 2006, were deposits aggregating $30.5 million related to purchase contracts representing $874.9 million of remaining purchase price for which the Company does not expect to exercise its option to purchase the land or lots, but the contract has not yet been terminated. Consequently, $30.5 million of deposits relating to these contracts were written off, resulting in a net deposit balance of $180.8 million at September 30, 2006. Only $54.8 million of the $4.0 billion in land and lot option purchase contracts contain specific performance clauses which may require the Company to purchase the land or lots upon the land seller meeting certain obligations. The majority of land and lots under contract are expected to be purchased within three years.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, in the normal course of its business activities, the Company provides standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At September 30, 2006, outstanding standby letters of credit were $128.2 million and surety bonds were $2.3 billion. The Company has an additional capacity of $881.2 million for standby letters of credit under its revolving credit facility.

The Company leases office space and equipment under non-cancelable operating leases. Minimum annual lease payments under these leases at September 30, 2006 approximate (in millions):

2007	$34.4
2008	29.6
2009	20.0
2010	15.4
2011	9.2
Thereafter	11.1

$119.7

Rent expense approximated $68.6 million, $50.7 million and $33.2 million for fiscal 2006, 2005 and 2004, respectively.

NOTE H — REPORTABLE SEGMENT INFORMATION

The Company’s seven homebuilding operating regions and its financial services operation are its operating segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The homebuilding operating regions have historically been aggregated into a single reportable homebuilding segment. During the fourth quarter of fiscal 2006, the Company reassessed the aggregation of its operating segments, and as a result, restated its disclosure to include six separate reportable homebuilding segments and one financial services segment. Two of the homebuilding operating regions were aggregated into one reporting segment based on their economic similarities. Under this revised presentation, the Company’s reportable homebuilding segments are: Northeast, Southeast, South Central, Southwest, California and West. These reporting segments have homebuilding operations located in the following states:

Northeast:	Delaware, Georgia (Savannah only), Illinois, Maryland, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Virginia and Wisconsin
Southeast:	Alabama, Florida and Georgia
South Central:	Louisiana, Oklahoma and Texas
Southwest:	Arizona, Colorado, New Mexico, Texas (Lubbock only) and Utah
California:	California and Nevada (Reno only)
West:	Hawaii, Idaho, Nevada, Oregon and Washington

Homebuilding is the Company’s core business, generating 98% of consolidated revenues and 95% to 96% of consolidated income before income taxes in fiscal 2006, 2005 and 2004. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land for residential purposes and the construction and sale of residential homes on such land, in 27 states and 84 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.

The Company’s financial services segment provides mortgage banking and title agency services principally to customers of the Company’s homebuilding segments. The Company does not retain or service the mortgages that it originates, but, rather, sells the mortgages and related servicing rights to investors. The

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

The accounting policies of the reporting segments are described throughout Note A.

	Year Ended September 30,
		Restated	Restated
	2006	2005	2004
	(In millions)

Revenues
Homebuilding revenues:
Northeast	$2,213.3	$1,818.9	$1,534.2
Southeast	2,040.5	1,816.7	1,061.2
South Central	2,311.0	2,114.8	1,820.9
Southwest	2,954.7	2,692.9	2,152.9
California	3,643.1	3,621.0	3,038.5
West	1,597.9	1,564.3	1,050.3

Total homebuilding revenues	$14,760.5	$13,628.6	$10,658.0
Financial services revenues	$290.8	$235.1	$182.8

Consolidated revenues	$15,051.3	$13,863.7	$10,840.8

Inventory Impairments
Northeast	$18.5	$—	$—
Southeast	14.2	—	—
South Central	—	—	—
Southwest	8.1	—	—
California	105.4	—	—
West	—	—	—

Total inventory impairments	$146.2	$—	$—

Income Before Income Taxes (1)
Homebuilding income before income taxes:
Northeast	$198.5	$204.5	$158.2
Southeast	346.4	354.8	151.1
South Central	171.2	136.2	117.6
Southwest	450.5	408.8	206.2
California	346.3	750.1	638.7
West	365.8	418.6	236.4

Total homebuilding income before income taxes	$1,878.7	$2,273.0	$1,508.2
Financial services income before income taxes	$108.4	$105.6	$74.7

Consolidated income before income taxes	$1,987.1	$2,378.6	$1,582.9

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30,
		Restated
	2006	2005
	(In millions)

Homebuilding Inventories (2):
Northeast	$1,698.3	$1,333.4
Southeast	1,808.4	1,024.7
South Central	1,405.3	959.5
Southwest	1,883.5	1,467.9
California	2,535.7	2,279.5
West	1,684.8	1,194.6
Corporate and unallocated (3)	327.1	227.2

Total homebuilding inventory	$11,343.1	$8,486.8

(1)	Expenses maintained at the corporate level are allocated to each region based on the region’s average inventory and consist primarily of capitalized interest and property taxes which are amortized through cost of sales and expenses related to the operations of the Company’s corporate office.

(2)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(3)	Primarily consists of capitalized interest and property taxes.

In accordance with SFAS No. 142, the Company has allocated its goodwill to its reporting segments as of September 30, 2006 and 2005 as follows: Northeast $74.4 million, Southeast $11.5 million, South Central $15.9 million, Southwest $102.4 million, California $300.3 million and West $74.4 million.

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

Consolidating Balance Sheet
September 30, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

ASSETS
Cash and cash equivalents	$73.5	$379.8	$134.3	$—	$587.6
Restricted cash	—	—	248.3	—	248.3
Investments in subsidiaries	3,428.5	—	—	(3,428.5)	—
Inventories	3,249.8	7,964.1	129.2	—	11,343.1
Property and equipment (net)	40.5	73.2	17.7	—	131.4
Earnest money deposits and other assets	500.1	299.0	122.9	(13.5)	908.5
Mortgage loans held for sale	—	—	1,022.9	—	1,022.9
Goodwill	—	578.9	—	—	578.9
Intercompany receivables	4,814.7	—	—	(4,814.7)	—

Total Assets	$12,107.1	$9,295.0	$1,675.3	$(8,256.7)	$14,820.7

LIABILITIES & EQUITY
Accounts payable and other liabilities	$776.3	$1,288.6	$132.7	$(13.5)	$2,184.1
Intercompany payables	—	4,748.5	66.2	(4,814.7)	—
Notes payable	4,877.9	9.0	1,191.7	—	6,078.6

Total Liabilities	5,654.2	6,046.1	1,390.6	(4,828.2)	8,262.7

Minority interests	—	—	105.1	—	105.1

Total Equity	6,452.9	3,248.9	179.6	(3,428.5)	6,452.9

Total Liabilities & Equity	$12,107.1	$9,295.0	$1,675.3	$(8,256.7)	$14,820.7

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Year Ended September 30, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

Homebuilding:
Revenues	$3,323.5	$11,416.3	$20.7	$—	$14,760.5
Cost of sales	2,300.4	9,105.5	12.4	—	11,418.3

Gross profit	1,023.1	2,310.8	8.3	—	3,342.2
Selling, general and administrative expense	473.1	973.9	9.6	—	1,456.6
Equity in income of subsidiaries	(1,446.0)	—	—	1,446.0	—
Interest expense	17.9	—	—	—	17.9
Other (income) expense	(9.0)	(2.1)	0.1	—	(11.0)

	1,987.1	1,339.0	(1.4)	(1,446.0)	1,878.7

Financial services:
Revenues	—	—	290.8	—	290.8
General and administrative expense	—	—	202.2	—	202.2
Interest expense	—	—	37.1	—	37.1
Other (income)	—	—	(56.9)	—	(56.9)

	—	—	108.4	—	108.4

Income before income taxes	1,987.1	1,339.0	107.0	(1,446.0)	1,987.1
Provision for income taxes	753.8	507.9	40.6	(548.5)	753.8

Net income	$1,233.3	$831.1	$66.4	$(897.5)	$1,233.3

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Year Ended September 30, 2005

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

Homebuilding:
Revenues	$3,084.6	$10,499.4	$44.6	$—	$13,628.6
Cost of sales	2,097.8	8,012.2	30.3	—	10,140.3

Gross profit	986.8	2,487.2	14.3	—	3,488.3
Selling, general and administrative expense	482.3	720.4	8.2	15.7	1,226.6
Equity in income of subsidiaries	(1,864.5)	—	—	1,864.5	—
Interest expense	4.4	—	—	—	4.4
Other (income) expense	(14.0)	(1.8)	0.1	—	(15.7)

	2,378.6	1,768.6	6.0	(1,880.2)	2,273.0

Financial services:
Revenues	—	—	235.1	—	235.1
General and administrative expense	—	—	163.3	(15.7)	147.6
Interest expense	—	—	16.8	—	16.8
Other (income)	—	—	(34.9)	—	(34.9)

	—	—	89.9	15.7	105.6

Income before income taxes	2,378.6	1,768.6	95.9	(1,864.5)	2,378.6
Provision for income taxes	908.1	675.3	36.6	(711.9)	908.1

Net income	$1,470.5	$1,093.3	$59.3	$(1,152.6)	$1,470.5

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Year Ended September 30, 2004

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

Homebuilding:
Revenues	$1,900.1	$8,641.4	$116.5	$—	$10,658.0
Cost of sales	1,388.6	6,724.4	84.3	—	8,197.3

Gross profit	511.5	1,917.0	32.2	—	2,460.7
Selling, general and administrative expense	342.2	594.7	10.2	11.9	959.0
Equity in income of subsidiaries	(1,411.8)	—	—	1,411.8	—
Interest expense	3.0	0.1	0.3	—	3.4
Other (income) expense	(4.8)	(12.4)	7.3	—	(9.9)

	1,582.9	1,334.6	14.4	(1,423.7)	1,508.2

Financial services:
Revenues	—	—	182.8	—	182.8
General and administrative expense	—	—	132.9	(11.9)	121.0
Interest expense	—	—	5.9	—	5.9
Other (income)	—	—	(18.8)	—	(18.8)

	—	—	62.8	11.9	74.7

Income before income taxes	1,582.9	1,334.6	77.2	(1,411.8)	1,582.9
Provision for income taxes	607.8	512.4	29.7	(542.1)	607.8

Net income	$975.1	$822.2	$47.5	$(869.7)	$975.1

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(813.9)	$(818.5)	$441.6	$—	$(1,190.8)

INVESTING ACTIVITIES
Purchases of property and equipment	(22.9)	(54.9)	(5.5)	—	(83.3)

Net cash used in investing activities	(22.9)	(54.9)	(5.5)	—	(83.3)

FINANCING ACTIVITIES
Net change in notes payable	1,170.8	(0.2)	(57.8)	—	1,112.8
Net change in intercompany receivables/payables	(834.5)	872.4	(37.9)	—	—
Increase in restricted cash	—	—	(248.3)	—	(248.3)
Purchase of treasury stock	(36.8)	—	—	—	(36.8)
Proceeds from stock associated with certain employee benefit plans	12.4	—	—	—	12.4
Income tax benefit from exercise of stock options	9.4	—	—	—	9.4
Cash dividends paid	(137.6)	—	—	—	(137.6)

Net cash provided by (used in) financing activities	183.7	872.2	(344.0)	—	711.9

(Decrease) increase in cash and cash equivalents	(653.1)	(1.2)	92.1	—	(562.2)
Cash and cash equivalents at beginning of year	726.6	381.0	42.2	—	1,149.8

Cash and cash equivalents at end of year	$73.5	$379.8	$134.3	$—	$587.6

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2005

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(201.8)	$282.1	$(701.0)	$—	$(620.7)

INVESTING ACTIVITIES
Purchases of property and equipment	(5.4)	(57.7)	(5.1)	—	(68.2)

Net cash used in investing activities	(5.4)	(57.7)	(5.1)	—	(68.2)

FINANCING ACTIVITIES
Net change in notes payable	652.5	(15.2)	755.1	—	1,392.4
Net change in intercompany receivables/payables	14.1	40.2	(54.3)	—	—
Proceeds from stock associated with certain employee benefit plans	24.8	—	—	—	24.8
Cash dividends paid	(96.5)	—	—	—	(96.5)

Net cash provided by financing activities	594.9	25.0	700.8	—	1,320.7

Increase (decrease) in cash and cash equivalents	387.7	249.4	(5.3)	—	631.8
Cash and cash equivalents at beginning of year	338.9	131.6	47.5	—	518.0

Cash and cash equivalents at end of year	$726.6	$381.0	$42.2	$—	$1,149.8

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2004

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

OPERATING ACTIVITIES
Net cash used in operating activities	$(320.8)	$(23.2)	$(78.5)	$—	$(422.5)

INVESTING ACTIVITIES
Purchases of property and equipment	(9.1)	(41.6)	(4.5)	—	(55.2)

Net cash used in investing activities	(9.1)	(41.6)	(4.5)	—	(55.2)

FINANCING ACTIVITIES
Net change in notes payable	404.1	(29.8)	90.0	—	464.3
Net change in intercompany receivables/payables	120.1	(92.8)	(27.3)	—	—
Proceeds from stock associated with certain employee benefit plans	15.4	—	—	—	15.4
Cash dividends paid	(66.9)	—	—	—	(66.9)

Net cash provided by (used in) financing activities	472.7	(122.6)	62.7	—	412.8

Increase (decrease) in cash and cash equivalents	142.8	(187.4)	(20.3)	—	(64.9)
Cash and cash equivalents at beginning of year	196.1	319.0	67.8	—	582.9

Cash and cash equivalents at end of year	$338.9	$131.6	$47.5	$—	$518.0

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE J — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations are (in millions, except for per share amounts):

	Fiscal 2006
	Three Months Ended
	September 30	June 30	March 31	December 31

Revenues	$4,882.7	$3,667.8	$3,597.6	$2,903.1
Gross profit	827.1	798.2	911.6	805.4
Net income	277.7	292.8	352.8	310.1
Basic earnings per common share	0.89	0.94	1.13	0.99
Diluted earnings per common share	0.88	0.93	1.11	0.98

	Fiscal 2005
	Three Months Ended
	September 30	June 30	March 31	December 31

Revenues	$5,096.7	$3,370.2	$2,876.7	$2,520.1
Gross profit	1,263.0	878.8	719.5	627.0
Net income	563.8	371.7	294.0	241.0
Basic earnings per common share (1)	1.80	1.19	0.94	0.77
Diluted earnings per common share (1)	1.77	1.17	0.92	0.76

(1)	All basic and diluted per share amounts presented above reflect the effects of the four-for-three stock split (effected as a 33 1/3% stock dividend) of March 16, 2005.

The Company experiences variability in its results of operations from quarter to quarter due to the seasonal nature of its homebuilding business. Historically, the Company has closed a greater number of homes in the third and fourth (June and September) fiscal quarters than in the first and second (December and March) fiscal quarters. As a result, revenues and net income typically have been higher in the third and fourth quarters of the fiscal year; however, in fiscal 2006, due to softening market conditions in many of the markets in which the Company operates, only 46% of its consolidated net income for the year was generated in the third and fourth quarters of the fiscal year.

In accordance with SFAS No. 144 as discussed in the Company’s inventories and cost of sales accounting policies in Note A, an impairment charge in the amount of $142.0 million was recorded as a reduction of gross profit in the fourth quarter of fiscal 2006. Additionally, the Company wrote off earnest money deposits and pre-acquisition costs related to land and lot option contracts it no longer plans to pursue in the amount of $57.1 million and $57.2 million as a reduction of gross profit in the third and fourth quarters of fiscal 2006, respectively.

In accordance with SFAS No. 66 as discussed in the Company’s revenue recognition accounting policies in Note A, revenues from home sales in the fourth quarter of fiscal 2005 were reduced by a $92.2 million deferral of profit at September 30, 2005. Quarterly revenues from home sales during fiscal 2006 were not significantly affected by the deferral and recognition of profit in accordance with SFAS No. 66.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management has long recognized its responsibilities for developing, implementing and monitoring effective and efficient controls and procedures. As part of those responsibilities, as of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting include those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2006. Ernst & Young LLP, an independent registered public accounting firm, has audited this assessment of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
D.R. Horton, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that D.R. Horton, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of D.R. Horton, Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006 of D.R. Horton, Inc. and our report dated December 6, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas
December 6, 2006

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth under the captions “Proposal One — Election of Directors,” “Meetings and Committees of the Board,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Requesting Documents from the Company” in the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on January 25, 2007 and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on January 25, 2007 and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2006:

(c)
	(a)		Number of Securities
	Number of Shares to	(b)	Remaining Available for
	be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Plan Category
Equity compensation plans approved by stockholders	14,453,713	$15.31	32,466,901	(1)
Equity compensation plans not approved by stockholders	—	n/a	—
Total	14,453,713	$15.31	32,466,901	(1)

(1)	Includes 28,069,127 shares available for future issuance under the Company’s 2006 Stock Incentive Plan and 4,397,774 shares reserved for future issuance under the Company’s 1999 Employee Stock Purchase Plan (1999 ESPP), a tax qualified employee purchase plan. Under the 1999 ESPP, employees of the Company purchased 158,444 shares of common stock in fiscal 2006. Directors, executive officers and other key employees of the Company are prohibited from participating in the 1999 ESPP.

The information regarding security ownership of certain beneficial owners required by this item is set forth under the caption “Beneficial Ownership of Common Stock” in the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on January 25, 2007 and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the caption “Executive Compensation — Transactions with Management” in the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on January 25, 2007 and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on January 25, 2007 and incorporated herein by reference.

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

(3). and (c) Exhibits:

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Merger, dated as of December 18, 1997, by and between the Registrant and Continental Homes Holding Corp. The Registrant agrees to furnish supplementally a copy of omitted schedules to the SEC upon request (1)
2.2	Agreement and Plan of Merger, dated as of October 22, 2001, as amended on November 8, 2001, by and between the Registrant and Schuler Homes, Inc. The Registrant agrees to furnish supplementally a copy of omitted schedules to the SEC upon request (2)
3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Registrant, dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Registrant dated March 18, 1992 (3)
3.2	Amended and Restated Bylaws (4)
4.1	See Exhibits 3.1 and 3.2
4.2	Indenture, dated as of June 9, 1997, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee (5)
4.3	Second Supplemental Indenture, dated as of September 30, 1997, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee (6)
4.4	Third Supplemental Indenture, dated as of April 17, 1998, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee (7)
4.5	Fourth Supplemental Indenture, dated as of April 20, 1998, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee (8)
4.6	Fifth Supplemental Indenture, dated as of August 31, 1998, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee (9)
4.7	Sixth Supplemental Indenture, dated as of February 4, 1999, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 8% Senior Notes due 2009 issued by the Registrant (10)
4.8	Seventh Supplemental Indenture, dated as of August 31, 1999, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee (11)
4.9	Ninth Supplemental Indenture, dated as of March 31, 2000, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee (12)

Exhibit
Number	Exhibit

4.10	Eleventh Supplemental Indenture, dated as of May 11, 2001, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee (13)
4.11	Twelfth Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee (14)
4.12	Thirteenth Supplemental Indenture, dated as of August 15, 2001, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 7.875% Senior Notes due 2011 issued by the Registrant (15)
4.13	Fourteenth Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee (26)
4.14	Indenture, dated as of September 11, 2000, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee (16)
4.15	First Supplemental Indenture, dated as of September 11, 2000, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 9.75% Senior Notes due 2010 issued by the Registrant (17)
4.16	Third Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee (18)
4.17	Fourth Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee (27)
4.18	Indenture, dated as of April 11, 2002, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to senior debt securities of the Registrant (28)
4.19	First Supplemental Indenture, dated as of April 11, 2002, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 8.5% Senior Notes due 2012 issued by the Registrant (29)
4.20	Registration Rights Agreement, dated as of April 11, 2002, among the Registrant, the Guarantors named therein and Salomon Smith Barney Inc., Banc of America Securities LLC, Credit Lyonnais Securities (USA) Inc. and Fleet Securities, Inc., relating to the 8.5% Senior Notes due 2012 issued by the Registrant (30)
4.21	Fifteenth Supplemental Indenture, dated December 3, 2002, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 7.5% Senior Notes due 2007 issued by the Registrant (32)
4.22	Sixteenth Supplemental Indenture, dated April 17, 2003, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.875% Senior Notes due 2013 issued by the Registrant (33)
4.23	Seventeenth Supplemental Indenture, dated June 25, 2003, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.875% Senior Notes due 2013 issued by the Registrant (34)
4.24	Eighteenth Supplemental Indenture, dated June 13, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.0% Senior Notes due 2009 issued by the Registrant (36)
4.25	Nineteenth Supplemental Indenture, dated July 12, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.125% Senior Notes due 2014 issued by the Registrant (37)
4.26	Twentieth Supplemental Indenture, dated September 21, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.625% Senior Notes due 2014 issued by the Registrant (38)
4.27	Twenty-First Supplemental Indenture, dated October 15, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 4.875% Senior Notes due 2010 issued by the Registrant. (39)

Exhibit
Number		Exhibit

4.28		Twenty-Second Supplemental Indenture, dated December 15, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.625% Senior Notes due 2016 issued by the Registrant (40)
4.29		Twenty-Third Supplemental Indenture, dated February 11, 2005, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.25% Senior Notes due 2015 issued by the Registrant (41)
4.30		Twenty-Fourth Supplemental Indenture, dated July 7, 2005, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.375% Senior Notes due 2012 issued by the Registrant (42)
4.31		Twenty-Fifth Supplemental Indenture, dated as of January 23, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee (46)
4.32		Fifth Supplemental Indenture, dated as of January 23, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee (48)
4.33		Second Supplemental Indenture, dated as of January 23, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee (49)
4.34		Twenty-Sixth Supplemental Indenture, dated as of April 17, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.0% Senior Notes due 2011 issued by the Registrant (50)
4.35		Twenty-Seventh Supplemental Indenture, dated as of April 17, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.5% Senior Notes due 2016 issued by the Registrant (51)
4.36		Twenty-Eighth Supplemental Indenture, dated June 13, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee (54)
4.37		Sixth Supplemental Indenture, dated June 13, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee (55)
4.38		Third Supplemental Indenture, dated June 13, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee (56)
10.1		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and schedules of substantially identical documents (19)
10	.2†	D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated (20)
10	.2a†	Amendment No. 1 to 1991 Stock Incentive Plan, as amended and restated (21)
10	.3†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 1991 Stock Incentive Plan (Term Vesting) (22)
10	.4†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 1991 Stock Incentive Plan (Performance Vesting) (23)
10	.5†	D.R. Horton, Inc. 2006 Stock Incentive Plan (47)
10	.6†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Employee — Term Vesting) (52)
10	.7†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Director — Term Vesting) (53)
10	.8†	D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 1 (24)
10	.9†	D.R. Horton, Inc. Supplemental Executive Retirement Trust No. 1 (24)
10	.10†	D.R. Horton, Inc. Amended and Restated Supplemental Executive Retirement Plan No. 2 (*)
10	.11†	D.R. Horton, Inc. Amended and Restated 2000 Incentive Bonus Plan (25)
10	.12†	D.R. Horton, Inc. Amended and Restated Deferred Compensation Plan (*)
10.13		Grantor Trust Agreement, dated June 21, 2002, by and between the Registrant and Wachovia Bank, National Association, as Trustee (31)

Exhibit
Number		Exhibit

10.14		Second Amended and Restated Credit Agreement, dated April 7, 2006, by and among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the other Lenders named therein (57)
10.15		Agreement to Increase Commitment Amount, dated September 22, 2006, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Agent, and JPMorgan Chase Bank, N.A., as a Bank (58)
10.16		Second Amended and Restated Loan Agreement, dated June 30, 2006, among CH Funding LLC, DHI Mortgage Company, Ltd., Calyon New York Branch, as a Bank, as a Managing Agent and as the Administrative Agent, and the other listed parties thereto (59)
10.17		Revolving Credit Agreement among the Registrant, Wachovia Bank, National Association, as Administrative Agent, and the Lenders named therein, dated December 16, 2005 (35)
10.18		First Amendment to Revolving Credit Agreement, dated November 1, 2006, among the Registrant, and Wachovia Bank, National Association, as Administrative Agent, and the Lenders named in the Revolving Credit Agreement (60)
10	.19†	Form of Annual Executive Compensation Notification — Chairman and CEO (43)
10	.20†	Executive Compensation Summary — Named Executive Officers (44)
10	.21†	Director Compensation Summary (45)
12.1		Statement of Computation of Ratio of Earnings to Fixed Charges (*)
14.1		Code of Ethical Conduct for the CEO, CFO and Senior Financial Officers (**)
21.1		Subsidiaries of D.R. Horton, Inc. (*)
23.1		Consent of Ernst & Young LLP, Fort Worth, Texas (*)
31.1		Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (*)
31.2		Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (*)
32.1		Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer (*)
32.2		Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Financial Officer (*)

*	Filed herewith.

**	Posted to the Registrant’s website at www.drhorton.com under the Investor Relations and Corporate Governance links.

†	Management contract or compensatory plan arrangement.

(1)	Incorporated herein by reference from Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-44279), filed with the SEC on January 15, 1998.

(2)	Incorporated herein by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated October 22, 2001, filed with the SEC on October 24, 2001; and Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated November 8, 2001, filed with the SEC on November 8, 2001.

(3)	Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(4)	Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998, filed with the SEC on February 16, 1999.

(5)	Incorporated herein by reference from Exhibit 4.1(a) to the Registrant’s Registration Statement on Form S-3 (No. 333-27521), filed with the SEC on May 21, 1997.

(6)	Incorporated herein by reference from Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the SEC on December 8, 1997.

(7)	Incorporated herein by reference from Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, filed with SEC on May 14, 1998.

(8)	Incorporated herein by reference from Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, filed with SEC on May 14, 1998.

(9)	Incorporated herein by reference from Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, filed with the SEC on December 10, 1998.

(10)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 2, 1999, filed with the SEC on February 2, 1999.

(11)	Incorporated herein by reference from Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the SEC on December 10, 1999.

(12)	Incorporated herein by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, filed with the SEC on May 12, 2000.

(13)	Incorporated herein by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, dated May 11, 2001, filed with the SEC on May 14, 2001.

(14)	Incorporated herein by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed with the SEC on August 14, 2001.

(15)	Incorporated herein by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, dated August 8, 2001, filed with the SEC on August 14, 2001.

(16)	Incorporated herein by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, dated September 6, 2000, filed with the SEC on September 11, 2000.

(17)	Incorporated herein by reference from Exhibit 4.1(b) to the Registrant’s Current Report on Form 8-K, dated September 6, 2000, filed with the SEC on September 11, 2000.

(18)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed with the SEC on August 14, 2001.

(19)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the SEC on November 22, 1995 (file number 1-14122); Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the SEC on August 6, 1998; and Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed with the SEC on May 15, 2001.

(20)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the SEC on August 13, 2002.

(21)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the SEC on August 13, 2002.

(22)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 3-81856), filed with the SEC on July 22, 1994.

(23)	Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed with the SEC on March 29, 1993.

(24)	Incorporated herein by reference from the Registrant’s Transitional Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the SEC on December 28, 1993 (file number 1-14122).

(25)	Incorporated herein by reference from Exhibit C to the Registrant’s Proxy Statement, filed with the SEC on December 12, 2003.

(26)	Incorporated herein by reference from Exhibit 4.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed with the SEC on May 15, 2002.

(27)	Incorporated herein by reference from Exhibit 4.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed with the SEC on May 15, 2002.

(28)	Incorporated herein by reference from Exhibit 4.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed with the SEC on May 15, 2002.

(29)	Incorporated herein by reference from Exhibit 4.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed with the SEC on May 15, 2002.

(30)	Incorporated herein by reference from Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed with the SEC on May 15, 2002.

(31)	Incorporated herein by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed with the SEC on December 13, 2002.

(32)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated November 22, 2002, filed with the SEC on December 2, 2002.

(33)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated April 11, 2003, filed with the SEC on April 17, 2003.

(34)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated June 18, 2003, filed with the SEC on June 24, 2003.

(35)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated December 16, 2005, filed with the SEC on December 21, 2005.

(36)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated January 6, 2004, filed with the SEC on January 12, 2004.

(37)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated July 6, 2004, filed with the SEC on July 9, 2004.

(38)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated September 14, 2004, filed with the SEC on September 17, 2004.

(39)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated October 7, 2004, filed with the SEC on October 14, 2004.

(40)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated December 8, 2004, filed with the SEC on December 14, 2004.

(41)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 4, 2005, filed with the SEC on February 10, 2005.

(42)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated June 29, 2005, filed with the SEC on July 6, 2005.

(43)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the SEC on May 4, 2005.

(44)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 16, 2006, filed with the SEC on November 21, 2006.

(45)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated November 17, 2005, filed with the SEC on November 23, 2005.

(46)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(47)	Incorporated herein by reference from Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(48)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(49)	Incorporated herein by reference from Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(50)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated April 11, 2006, filed with the SEC on April 13, 2006.

(51)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated April 11, 2006, filed with the SEC on April 13, 2006.

(52)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 8, 2006.

(53)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 8, 2006.

(54)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on June 13, 2006.

(55)	Incorporated herein by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on June 13, 2006.

(56)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on June 13, 2006.

(57)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated April 7, 2006, filed with the SEC on April 11, 2006.

(58)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated September 22, 2006, filed with the SEC on September 28, 2006.

(59)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated June 30, 2006, filed with the SEC on July 7, 2006.

(60)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 1, 2006, filed with the SEC on November 6, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.R. Horton, Inc.

By:	/s/ Donald J. Tomnitz
Donald J. Tomnitz,
Vice Chairman, Chief Executive Officer
and President

Date: December 11, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald R. Horton Donald R. Horton	Chairman of the Board	December 11, 2006

/s/ Donald J. Tomnitz Donald J. Tomnitz	Vice Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)	December 11, 2006

/s/ Bill W. Wheat Bill W. Wheat	Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)	December 11, 2006

/s/ Bradley S. Anderson Bradley S. Anderson	Director	December 11, 2006

/s/ Michael R. Buchanan Michael R. Buchanan	Director	December 11, 2006

/s/ Richard I. Galland Richard I. Galland	Director	December 11, 2006

/s/ Michael W. Hewatt Michael W. Hewatt	Director	December 11, 2006