Form 10-Q
period 2006-12-31
HORTON D R INC /DE/
filed 2007-02-05
CIK 882184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2006
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
Common stock, $.01 par value – 313,823,358 shares as of January 31, 2007

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2006
	(In millions)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$65.5	$457.8
Inventories:
Construction in progress and finished homes	4,160.9	4,322.8
Residential land and lots — developed and under development	6,878.4	6,737.0
Land held for development	198.7	182.9
Consolidated land inventory not owned	104.6	100.4

	11,342.6	11,343.1
Property and equipment (net)	127.4	131.4
Earnest money deposits and other assets	777.9	816.4
Goodwill	578.9	578.9

	12,892.3	13,327.6

Financial Services:
Cash and cash equivalents	74.3	129.8
Restricted cash	—	248.3
Mortgage loans held for sale	652.2	1,022.9
Other assets	49.9	92.1

	776.4	1,493.1

Total assets	$13,668.7	$14,820.7

LIABILITIES
Homebuilding:
Accounts payable	$812.4	$982.3
Accrued expenses and other liabilities	1,051.0	1,143.0
Notes payable	4,644.9	4,886.9

	6,508.3	7,012.2

Financial Services:
Accounts payable and other liabilities	21.1	58.8
Notes payable to financial institutions	504.0	1,191.7

	525.1	1,250.5

	7,033.4	8,262.7

Minority interests	110.5	105.1

STOCKHOLDERS’ EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 317,313,003 shares issued and 313,660,203 shares outstanding at December 31, 2006 and 316,899,545 shares issued and 313,246,745 shares outstanding at September 30, 2006	3.2	3.2
Additional capital	1,667.6	1,658.4
Retained earnings	4,949.7	4,887.0
Treasury stock, 3,652,800 shares at December 31, 2006 and September 30, 2006, at cost	(95.7)	(95.7)

	6,524.8	6,452.9

Total liabilities and stockholders’ equity	$13,668.7	$14,820.7

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months
	Ended December 31,
	2006	2005
	(In millions, except per share data)
	(Unaudited)
Homebuilding:
Revenues:
Home sales	$2,761.1	$2,789.1
Land/lot sales	40.4	52.7

	2,801.5	2,841.8

Cost of sales:
Home sales	2,246.9	2,013.4
Land/lot sales	32.9	19.3
Inventory impairments and land option cost write-offs	77.7	3.7

	2,357.5	2,036.4

Gross profit:
Home sales	514.2	775.7
Land/lot sales	7.5	33.4
Inventory impairments and land option cost write-offs	(77.7)	(3.7)

	444.0	805.4

Selling, general and administrative expense	295.3	325.7
Interest expense	—	4.5
Other (income)	(1.1)	(4.9)

	149.8	480.1

Financial Services:
Revenues	66.5	61.3
General and administrative expense	45.0	47.3
Interest expense	9.7	8.2
Other (income)	(15.3)	(14.2)

	27.1	20.0

Income before income taxes	176.9	500.1
Provision for income taxes	67.2	190.0

Net income	$109.7	$310.1

Basic net income per common share	$0.35	$0.99

Net income per common share assuming dilution	$0.35	$0.98

Cash dividends declared per common share	$0.15	$0.09

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended December 31,
	2006	2005
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES
Net income	$109.7	$310.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15.7	12.7
Amortization of debt discounts and fees	1.6	1.1
Stock option compensation expense	3.0	2.5
Income tax benefit from stock option exercises	(2.4)	(2.8)
Inventory impairments and land option cost write-offs	77.7	3.7
Changes in operating assets and liabilities:
Decrease (increase) in construction in progress and finished homes	149.1	(458.9)
Increase in residential land and lots – developed, under development, and held for development	(208.2)	(1,123.1)
Decrease (increase) in earnest money deposits and other assets	65.3	(67.6)
Decrease in mortgage loans held for sale	370.7	451.6
Decrease in accounts payable, accrued expenses and other liabilities	(286.7)	(141.9)

Net Cash Provided By (Used In) Operating Activities	295.5	(1,012.6)

INVESTING ACTIVITIES
Purchases of property and equipment	(11.2)	(18.4)

Cash Used In Investing Activities	(11.2)	(18.4)

FINANCING ACTIVITIES
Proceeds from notes payable	800.0	958.9
Repayment of notes payable	(1,739.1)	(795.2)
Decrease in restricted cash	248.3	—
Purchase of treasury stock	—	(36.8)
Proceeds from stock associated with certain employee benefit plans	3.3	4.9
Income tax benefit from stock option exercises	2.4	2.8
Cash dividends paid	(47.0)	(28.2)

Net Cash (Used In) Provided By Financing Activities	(732.1)	106.4

DECREASE IN CASH AND CASH EQUIVALENTS	(447.8)	(924.6)
Cash and cash equivalents at beginning of period	587.6	1,149.8

Cash and cash equivalents at end of period	$139.8	$225.2

Supplemental disclosures of noncash activities:
Notes payable issued for inventory	$—	$35.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2006
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires), as well as certain variable interest entities required to be consolidated pursuant to Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” as amended (FIN 46), issued by the Financial Accounting Standards Board (FASB). All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. These financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006.
  Seasonality
     Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.
  Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
  Business
     The Company is a national homebuilder that is engaged primarily in the construction and sale of single-family housing in 85 markets and 27 states in the United States at December 31, 2006. The Company designs, builds and sells single-family detached houses on lots developed by the Company and on finished lots which it purchases, ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. Periodically, the Company sells land and lots it has developed or bought. The Company also provides title agency and mortgage brokerage services, principally to its homebuyers. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.
  Inventories and Cost of Sales
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” land inventory and related communities under development are reviewed for potential write-downs when impairment indicators are present. SFAS No. 144 requires that in the event the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by estimates of revenues, costs, and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company’s determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2006
     In accordance with SFAS No. 144, valuation adjustments are recorded on finished homes when events or circumstances indicate that the carrying values are greater than the fair value less costs to sell these homes.
     During the three months ended December 31, 2006, several communities under development that demonstrated potential impairment indicators were evaluated for potential impairment. It was determined that projects with a carrying value of $168.0 million, substantially all of which were in California and Colorado, were impaired. Consequently, an impairment charge of $40.9 million was recorded to reduce the carrying value of the impaired projects to their estimated fair value. If conditions in the homebuilding industry or specific markets in which the Company operates worsen in the future, the Company may be required to evaluate additional projects for potential impairment which may result in additional impairment charges and such charges could be significant.
     From time to time, the Company writes off earnest money deposits and pre-acquisition costs related to land and lot option contracts which it no longer plans to pursue. During the three month periods ended December 31, 2006 and 2005, the Company wrote off $36.8 million and $3.7 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts.
NOTE B — EARNINGS PER SHARE
     Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.
     The following table sets forth the denominators used in the computation of basic and diluted earnings per share for the three months ended December 31, 2006 and 2005:

	Three Months Ended
	December 31,
	2006	2005
	(In millions)
Denominator for basic earnings per share— weighted average common shares	313.4	312.9
Effect of dilutive securities:
Employee stock options	2.2	4.7

Denominator for diluted earnings per share— adjusted weighted average common shares	315.6	317.6

     For the three months ended December 31, 2006, options to purchase 2.8 million shares of common stock at various prices were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, their effect would be antidilutive. For the three months ended December 31, 2005, options to purchase 30,000 shares of common stock at $36.92 were not included in the computation of diluted earnings per share because their effect would be antidilutive.
NOTE C – CONSOLIDATED LAND INVENTORY NOT OWNED
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
December 31, 2006
variability of the expected gains and losses of the entity. Based on this evaluation, if the Company is the primary beneficiary of an entity with which the Company has entered into a land or lot option purchase contract, the variable interest entity is consolidated.
     The consolidation of these variable interest entities and other inventory obligations added $104.6 million in land inventory not owned and minority interests related to entities not owned to the Company’s balance sheet at December 31, 2006. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $15.6 million and performance letters of credit, promissory notes and surety bonds totaling $2.4 million. Creditors, if any, of these variable interest entities have no recourse against the Company.
     At December 31, 2006, including the deposits with the variable interest entities above, the Company had deposits amounting to $189.1 million to purchase land and lots with a total remaining purchase price of $3.2 billion. Included in the total deposits at December 31, 2006, were deposits aggregating $38.8 million related to purchase contracts representing $772 million of remaining purchase price for which the Company does not expect to exercise its option to purchase the land or lots, but the contract has not yet been terminated. Consequently, $38.8 million of deposits relating to these contracts have been written off, $15.2 million of which occurred in the three months ended December 31, 2006, resulting in a net deposit balance of $150.3 million at December 31, 2006. For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits, which totaled $117.2 million at December 31, 2006.
NOTE D – NOTES PAYABLE
     The Company’s notes payable at their principal amounts, net of unamortized discount, as applicable, consist of the following:

	December 31,	September 30,
	2006	2006
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility due 2011	$550.0	$800.0
7.5% senior notes due 2007	215.0	215.0
5% senior notes due 2009, net	199.8	199.7
8% senior notes due 2009, net	384.4	384.3
4.875% senior notes due 2010, net	249.0	249.0
9.75% senior subordinated notes due 2010, net	149.4	149.4
7.875% senior notes due 2011, net	199.1	199.0
6% senior notes due 2011, net	249.4	249.4
8.5% senior notes due 2012, net	248.7	248.6
5.375% senior notes due 2012	300.0	300.0
6.875% senior notes due 2013	200.0	200.0
5.875% senior notes due 2013	100.0	100.0
6.125% senior notes due 2014, net	197.7	197.7
5.625% senior notes due 2014, net	248.3	248.3
5.25% senior notes due 2015, net	298.0	297.9
5.625% senior notes due 2016, net	297.7	297.7
6.5% senior notes due 2016, net	499.1	499.0
Secured and other	59.3	51.9

	$4,644.9	$4,886.9

Financial Services:
Mortgage warehouse facility due 2007	$254.0	$371.7
Commercial paper conduit facility due 2007	250.0	820.0

	$504.0	$1,191.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2006
     The Company has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.
Homebuilding:
     In November 2006, the Company increased the size of its $2.15 billion unsecured revolving credit facility, which includes a $1.0 billion letter of credit sub-facility, to $2.5 billion and extended its maturity by one year to December 16, 2011. The revolving credit facility has an uncommitted $400 million accordion provision which could be used to increase the facility to $2.9 billion. The Company’s borrowing capacity under this facility is reduced by the amount of letters of credit outstanding. At December 31, 2006, the Company’s borrowing capacity under the facility was $1.8 billion. The facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of homebuilding debt to total capitalization and its senior unsecured debt rating. The interest rate of the unsecured bank debt at December 31, 2006 was 6.1% per annum. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees.
     In November 2006, the Board of Directors authorized the repurchase of up to $500 million of the Company’s outstanding debt securities, replacing the previous debt securities repurchase authorization of $200 million, and extending its term to November 30, 2007. All of the $500 million authorization was remaining at December 31, 2006.
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
     At December 31, 2006, under the most restrictive covenants in effect, cash dividend payments for the remainder of fiscal 2007 are limited to $536.5 million, and approximately $3.2 billion was available for all restricted payments in the future.
Financial Services:
     The Company’s mortgage subsidiary has a $540 million mortgage warehouse loan facility that matures April 6, 2007. Under the accordion provision of the credit agreement, the total capacity may be increased to $750 million upon consent of the lenders. The mortgage warehouse facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of its homebuilding debt. The borrowing capacity under this facility is limited to the lesser of the unused portion of the facility or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the amount drawn on the facility may not exceed 98% of all eligible mortgage loans held for sale and made available to the lenders to secure any borrowings under the facility. Borrowings bear daily interest at the 30-day LIBOR rate plus a fixed premium. The interest rate of the mortgage warehouse line payable at December 31, 2006 was 6.1% per annum.
     The Company’s mortgage subsidiary also has an $800 million commercial paper conduit facility (the CP conduit facility), that matures June 27, 2009, subject to the annual renewal of the 364-day backup liquidity feature. This credit facility, which previously had a capacity of $1.2 billion, was amended in December 2006 to reduce the capacity to $800 million, adjusting its size to seasonal volume levels. The CP conduit facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of its homebuilding debt. Additionally, at September 30, 2006, borrowings under the CP conduit facility were secured by cash arising from borrowings under the facility made prior to the assignment of mortgage loans held for sale as collateral. At December 31, 2006, there were no borrowings under the facility prior to the assignment of mortgage loans held for

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2006
sale, and therefore, no cash was restricted under this facility. The mortgage loans assigned to secure the CP conduit facility are used as collateral for asset-backed commercial paper issued by multi-seller conduits in the commercial paper market. The interest rate of the CP conduit line payable at December 31, 2006 was 5.6% per annum.
NOTE E – HOMEBUILDING INTEREST
     The Company capitalizes homebuilding interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, charged to cost of sales and expensed directly during the three-month periods ended December 31, 2006 and 2005:

	Three Months Ended
	December 31,
	2006	2005
	(In millions)
Capitalized interest, beginning of period	$288.9	$200.6
Interest incurred – homebuilding	78.0	73.7
Interest expensed:
Directly – homebuilding	—	(4.5)
Amortized to cost of sales	(54.2)	(43.8)

Capitalized interest, end of period	$312.7	$226.0

NOTE F – WARRANTY COSTS
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
     Changes in the Company’s warranty liability were as follows:

	Three Months Ended
	December 31,
	2006	2005
	(In millions)
Warranty liability, beginning of period	$130.4	$121.6
Warranties issued	13.2	14.7
Changes in liabilities for pre-existing warranties	(5.0)	(3.1)
Settlements made	(12.5)	(11.7)

Warranty liability, end of period	$126.1	$121.5

NOTE G – MORTGAGE LOANS
     Mortgage Loans - Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Loans that have been closed but not committed to a third-party investor are matched with either forward sales of mortgage-backed securities (FMBS) or Eurodollar Futures Contracts (EDFC) that are designated as fair value hedges. Hedged loans are either committed to third-party investors within three days of origination or pooled and committed in bulk to third-party investors typically within 30 days of origination. The notional amounts of the FMBS and the EDFC used to hedge mortgage loans held for sale can vary in relationship to

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2006
the underlying loan amounts, depending on the typical movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the three months ended December 31, 2006 and 2005 was not significant, is recognized in current earnings. As of December 31, 2006, the Company had $263.2 million in loans not committed to third-party investors which were hedged with $659.6 million of FMBS and EDFC.
     Some of the loans sold by DHI Mortgage are sold with limited recourse provisions. Based on historical experience, the Company has estimated and recorded a total allowance or reserve for loans held in portfolio or loans held for sale, or for losses related to loans sold with recourse of $17.3 million and $15.6 million at December 31, 2006 and September 30, 2006, respectively.
     Loan Commitments - To meet the financing needs of its customers, the Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value. At December 31, 2006, the Company’s IRLCs totaled $342.5 million.
     The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments, FMBS and the purchase of EDFC. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. As of December 31, 2006, the Company had approximately $163.0 million of best-efforts whole loan delivery commitments and $795.6 million outstanding of FMBS and EDFC related to its uncommitted IRLCs.
     In an effort to stimulate home sales by potentially offering homebuyers a below market interest rate on their home financing, the Company began a program during the third quarter of fiscal 2006 which protects it from future increases in interest rates related to potential mortgage originations of approximately $261 million. To accomplish this, the Company purchases forward rate agreements (FRAs) and economic interest rate hedges in the form of FMBS and put options on both EDFC and mortgage-backed securities (MBS). At December 31, 2006, the notional amount of the FRAs was $219 million, while economic interest rate hedges totaled $808 million in EDFC put options and $13 million in MBS put options, hedging a notional principal of $42 million in mortgage loan commitments. Both the FRAs and economic interest rate hedges have various maturities not exceeding twelve months. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. The gains and losses for the three months ended December 31, 2006 were not significant.
NOTE H – STOCKHOLDERS’ EQUITY
     During the three months ended December 31, 2006, the Board of Directors declared a quarterly cash dividend of $0.15 per common share, which was paid on November 1, 2006 to stockholders of record on October 23, 2006. A quarterly cash dividend of $0.09 per common share was declared during the three months ended December 31, 2005.
     In January 2007, the Board of Directors declared a quarterly cash dividend of $0.15 per common share, payable on February 9, 2007 to stockholders of record on January 26, 2007. A quarterly cash dividend of $0.10 per common share was declared in the comparable quarter of fiscal 2006.
     The Company has an automatically effective universal shelf registration statement registering debt and equity securities that it may issue from time to time in amounts to be determined. Also, at December 31, 2006, the Company had the capacity to issue approximately 22.5 million shares of common stock under its acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2006
     In November 2006, the Board of Directors authorized the repurchase of up to $463.2 million of the Company’s common stock, representing the remaining amount of the previous common stock repurchase authorization of $500 million, and extended its term to November 30, 2007. All of the $463.2 million authorization was remaining at December 31, 2006.
NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS
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
NOTE J – COMMITMENTS AND CONTINGENCIES
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
     In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At December 31, 2006, the Company had total deposits of $189.1 million, comprised of cash deposits of $165.1 million, promissory notes of $13.2 million, and letters of credit and surety bonds of $10.8 million to purchase land and lots with a total remaining purchase price of $3.2 billion. Included in the total deposits at December 31, 2006 were deposits aggregating $38.8 million related to purchase contracts representing $772 million of remaining purchase price for which the Company does not expect to exercise its option to purchase the land or lots, but the contract has not yet been terminated. Consequently, $38.8 million of deposits relating to these contracts have been written off, $15.2 million of which occurred in the three months ended December 31, 2006, resulting in a net deposit balance of $150.3 million at December 31, 2006. Only $40.4 million of the $3.2 billion in land and lot option purchase contracts contain specific performance clauses which may require the Company to purchase the land or lots upon the land seller meeting certain obligations. The majority of land and lots under contract are expected to be purchased within three years, to the extent the Company chooses to exercise its options to purchase such land and lots.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2006
     Additionally, in the normal course of its business activities, the Company provides standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At December 31, 2006, outstanding standby letters of credit were $122.5 million and surety bonds were $2.3 billion. The Company has additional capacity of $888.4 million for standby letters of credit under its revolving credit facility.
NOTE K — REPORTABLE SEGMENT INFORMATION
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

Northeast:	Delaware, Georgia (Savannah only), Illinois, Maryland, Minnesota, New Jersey, North Carolina, Pennsylvania, South Carolina, Virginia and Wisconsin

Southeast:	Alabama, Florida and Georgia

South Central:	Louisiana, Mississippi, Oklahoma and Texas

Southwest:	Arizona, Colorado, New Mexico, Texas (Lubbock only) and Utah

California:	California and Nevada (Reno only)

West:	Hawaii, Idaho, Nevada, Oregon and Washington
     Consequently, the Company has restated the prior year segment information provided in this note to conform to the current year presentation.
     Homebuilding is the Company’s core business, generating 98% of consolidated revenues during both three-month periods ended December 31, 2006 and 2005, and 85% and 96% of consolidated income before income taxes for the three months ended December 31, 2006 and 2005, respectively. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land for residential purposes and the construction and sale of residential homes on such land, in 27 states and 85 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2006
     The accounting policies of the reporting segments are described throughout Note A in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006.

	Three Months Ended December 31,
		Restated
	2006	2005
	(In millions)
Revenues
Homebuilding revenues:
Northeast	$396.0	$401.2
Southeast	371.3	393.6
South Central	450.6	397.1
Southwest	602.3	573.1
California	699.3	727.0
West	282.0	349.8

Total homebuilding revenues	$2,801.5	$2,841.8
Financial services revenues	$66.5	$61.3

Consolidated revenues	$2,868.0	$2,903.1

Inventory Impairments
Northeast	$0.8	$—
Southeast	—	—
South Central	—	—
Southwest	27.1	—
California	13.0	—
West	—	—

Total inventory impairments	$40.9	$—

Income Before Income Taxes (1)
Homebuilding income before income taxes:
Northeast	$24.0	$32.0
Southeast	27.7	78.0
South Central	32.5	26.9
Southwest	13.5	110.4
California	22.7	123.9
West	29.4	108.9

Total homebuilding income before income taxes	$149.8	$480.1
Financial services income before income taxes	$27.1	$20.0

Consolidated income before income taxes	$176.9	$500.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2006

	December 31,	September 30,
	2006	2006
	(In millions)
Homebuilding Inventories (2):
Northeast	$1,704.9	$1,698.3
Southeast	1,893.8	1,808.4
South Central	1,450.8	1,405.3
Southwest	1,817.1	1,883.5
California	2,371.1	2,535.7
West	1,743.3	1,684.8
Corporate and unallocated (3)	361.6	327.1

Total homebuilding inventory	$11,342.6	$11,343.1

(1)	Expenses maintained at the corporate level are allocated to each region based on the region’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized through cost of sales, and the expenses related to the operations of our corporate office.

(2)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(3)	Primarily consists of capitalized interest and property taxes.
     In accordance with SFAS No. 142, the Company has allocated its goodwill to its reporting segments as of December 31, 2006 and September 30, 2006 as follows: Northeast $74.4 million, Southeast $11.5 million, South Central $15.9 million, Southwest $102.4 million, California $300.3 million and West $74.4 million.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2006
NOTE L — SUMMARIZED FINANCIAL INFORMATION
     All of the Company’s senior and senior subordinated notes and the $2.5 billion unsecured revolving credit facility are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s direct and indirect subsidiaries (collectively, Guarantor Subsidiaries), other than financial services subsidiaries and certain other inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.
Consolidating Balance Sheet
December 31, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$—	$130.1	$78.8	$(69.1)	$139.8
Investments in subsidiaries	3,523.6	—	—	(3,523.6)	—
Inventories	3,325.7	7,884.0	132.9	—	11,342.6
Property and equipment (net)	39.1	70.9	17.4	—	127.4
Earnest money deposits and other assets	459.5	298.8	83.0	(13.5)	827.8
Mortgage loans held for sale	—	—	652.2	—	652.2
Goodwill	—	578.9	—	—	578.9
Intercompany receivables	4,607.6	—	—	(4,607.6)	—

Total Assets	$11,955.5	$8,962.7	$964.3	$(8,213.8)	$13,668.7

LIABILITIES & EQUITY
Accounts payable and other liabilities	$794.6	$1,076.3	$96.2	$(82.6)	$1,884.5
Intercompany payables	—	4,550.4	57.2	(4,607.6)	—
Notes payable	4,636.1	8.8	504.0	—	5,148.9

Total Liabilities	5,430.7	5,635.5	657.4	(4,690.2)	7,033.4

Minority interests	—	—	110.5	—	110.5

Total Equity	6,524.8	3,327.2	196.4	(3,523.6)	6,524.8

Total Liabilities & Equity	$11,955.5	$8,962.7	$964.3	$(8,213.8)	$13,668.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2006
NOTE L — SUMMARIZED FINANCIAL INFORMATION — (Continued)
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2006
NOTE L — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Income
Three Months Ended December 31, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
Homebuilding:
Revenues	$575.6	$2,218.1	$7.8	$—	$2,801.5
Cost of sales	441.8	1,910.9	4.8	—	2,357.5

Gross profit	133.8	307.2	3.0	—	444.0
Selling, general and administrative expense	111.0	181.7	2.6	—	295.3
Equity in income of subsidiaries	(153.2)	—	—	153.2	—
Interest expense	—	—	—	—	—
Other (income) expense	(0.9)	(0.9)	0.7	—	(1.1)

	176.9	126.4	(0.3)	(153.2)	149.8

Financial services:
Revenues	—	—	66.5	—	66.5
General and administrative expense	—	—	45.0	—	45.0
Interest expense	—	—	9.7	—	9.7
Other (income)	—	—	(15.3)	—	(15.3)

	—	—	27.1	—	27.1

Income before income taxes	176.9	126.4	26.8	(153.2)	176.9
Provision for income taxes	67.2	48.0	10.2	(58.2)	67.2

Net income	$109.7	$78.4	$16.6	$(95.0)	$109.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2006
NOTE L — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Income
Three Months Ended December 31, 2005

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$688.3	$2,151.2	$2.3	$—	$2,841.8
Cost of sales	435.9	1,599.3	1.2	—	2,036.4

Gross profit	252.4	551.9	1.1	—	805.4
Selling, general and administrative expense	77.0	246.6	2.1	—	325.7
Equity in income of subsidiaries	(325.9)	—	—	325.9	—
Interest expense	4.5	—	—	—	4.5
Other (income)	(3.3)	(1.0)	(0.6)	—	(4.9)

	500.1	306.3	(0.4)	(325.9)	480.1

Financial services:
Revenues	—	—	61.3	—	61.3
General and administrative expense	—	—	47.3	—	47.3
Interest expense	—	—	8.2	—	8.2
Other (income)	—	—	(14.2)	—	(14.2)

	—	—	20.0	—	20.0

Income before income taxes	500.1	306.3	19.6	(325.9)	500.1
Provision for income taxes	190.0	116.4	7.4	(123.8)	190.0

Net income	$310.1	$189.9	$12.2	$(202.1)	$310.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2006
NOTE L — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Three Months Ended December 31, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$16.2	$(44.6)	$393.0	$(69.1)	$295.5

INVESTING ACTIVITIES
Purchases of property and equipment	(4.1)	(6.8)	(0.3)	—	(11.2)

Net cash used in investing activities	(4.1)	(6.8)	(0.3)	—	(11.2)

FINANCING ACTIVITIES
Net change in notes payable	(251.4)	—	(687.7)	—	(939.1)
Decrease in restricted cash	—	—	248.3	—	248.3
Net change in intercompany receivables/payables	207.1	(198.3)	(8.8)	—	—
Proceeds from stock associated with certain employee benefit plans	3.3	—	—	—	3.3
Income tax benefit from stock option exercises	2.4	—	—	—	2.4
Cash dividends paid	(47.0)	—	—	—	(47.0)

Net cash used in financing activities	(85.6)	(198.3)	(448.2)	—	(732.1)

Decrease in cash and cash equivalents	(73.5)	(249.7)	(55.5)	(69.1)	(447.8)
Cash and cash equivalents at beginning of period	73.5	379.8	134.3	—	587.6

Cash and cash equivalents at end of period	$—	$130.1	$78.8	$(69.1)	$139.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2006
NOTE L — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Three Months Ended December 31, 2005

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(259.1)	$(1,184.2)	$430.7	$—	$(1,012.6)

INVESTING ACTIVITIES
Purchases of property and equipment	(3.1)	(14.5)	(0.8)	—	(18.4)

Net cash used in investing activities	(3.1)	(14.5)	(0.8)	—	(18.4)

FINANCING ACTIVITIES
Net change in notes payable	598.8	(0.2)	(434.9)	—	163.7
Net change in intercompany receivables/payables	(937.7)	929.5	8.2	—	—
Purchase of treasury stock	(36.8)	—	—	—	(36.8)
Proceeds from stock associated with certain employee benefit plans	4.9	—	—	—	4.9
Income tax benefit from stock option exercises	2.8	—	—	—	2.8
Cash dividends paid	(28.2)	—	—	—	(28.2)

Net cash (used in) provided by financing activities	(396.2)	929.3	(426.7)	—	106.4

(Decrease) increase in cash and cash equivalents	(658.4)	(269.4)	3.2	—	(924.6)
Cash and cash equivalents at beginning of period	726.6	381.0	42.2	—	1,149.8

Cash and cash equivalents at end of period	$68.2	$111.6	$45.4	$—	$225.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2006
NOTE M – OTHER EVENTS
     As previously disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 and in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006, the staff of the Securities and Exchange Commission (SEC Staff) conducted a review of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005 and quarterly reports on Form 10-Q for the respective quarters ended December 31, 2005 and March 31, 2006 and issued a letter commenting on certain aspects of those reports. The Company believes that all matters addressed in the comment letter and its subsequent discussions with the SEC Staff have been resolved, except with regard to the Company’s reporting of its operating segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As a result of the discussions, beginning with its annual report on Form 10-K for the fiscal year ended September 30, 2006, the Company has disaggregated the disclosure regarding its homebuilding operations from one reportable homebuilding segment to six separate reportable homebuilding segments. The disclosures within this quarterly report on Form 10-Q for all periods presented reflect this revised aggregation. However, in the discussions, the SEC Staff also commented that similar disclosures should be made in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005. The Company has not agreed to the SEC Staff’s comment because, among other reasons, the information in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006 includes, in addition to fiscal 2006 segment information, prior year comparable revised segment information related to revenues, inventory impairments and income before income taxes for both fiscal 2005 and 2004, revised segment inventories as of September 30, 2005, and additional presentation and discussion of segment information in the management discussion and analysis section for fiscal years 2006, 2005 and 2004. The prior year segment information has no effect on the Company’s previously reported consolidated financial position, results of operations or cash flows. The Company’s discussions with the SEC Staff on this remaining matter have not been concluded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We are the largest homebuilding company in the United States based on domestic homes closed during the twelve months ended December 31, 2006. We construct and sell high quality homes through our operating divisions in 27 states and 85 metropolitan markets of the United States as of December 31, 2006, primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $90,000 to $900,000, with an average closing price of $270,600 during the three months ended December 31, 2006. Approximately 81% and 84% of home sales revenues were generated from the sale of single-family detached homes for the three months ended December 31, 2006 and 2005, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs.
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

State	Reporting Region/Market	State	Reporting Region/Market

	Northeast Region		Southwest Region
Delaware	Central Delaware	Arizona	Casa Grande
	Delaware Shore		Phoenix
Georgia	Savannah		Tucson
Illinois	Chicago	Colorado	Colorado Springs
Maryland	Baltimore		Denver
	Suburban Washington, D.C.		Ft. Collins
Minnesota	Minneapolis/St. Paul	New Mexico	Albuquerque
New Jersey	North New Jersey		Las Cruces
	South New Jersey	Texas	Lubbock
North Carolina	Brunswick County	Utah	Salt Lake City
Charlotte
	Greensboro/Winston-Salem		California Region
	Raleigh/Durham	California	Bay Area
Pennsylvania	Philadelphia		Central Valley
	Lancaster		Lancaster/Palmdale
South Carolina	Charleston		Imperial Valley
	Columbia		Los Angeles County
	Greenville		Orange County
	Hilton Head		Riverside/San Bernardino
	Myrtle Beach		Sacramento
Virginia	Northern Virginia		San Diego County
Wisconsin	Kenosha		Ventura County
		Nevada	Reno
Southeast Region
Alabama	Birmingham		West Region
	Huntsville	Hawaii	Hawaii
	Mobile		Maui
Florida	Daytona Beach		Oahu
	Fort Myers/Naples	Idaho	Boise
	Jacksonville	Nevada	Las Vegas
	Melbourne		Laughlin
	Miami/West Palm Beach	Oregon	Albany
	Ocala		Bend
	Orlando		Eugene
	Pensacola		Portland
	Tampa	Washington	Bellingham
Georgia	Atlanta		Eastern Washington
	Macon		Olympia
Seattle/Tacoma
	South Central Region		Vancouver
Louisiana	Baton Rouge
Mississippi	Mississippi Gulf Coast
Oklahoma	Oklahoma City
Texas	Austin
Bryan/College Station
Dallas
Fort Worth
Houston
Killeen/Temple
Laredo
Rio Grande Valley
San Antonio
Waco

     The industry-wide softening of demand for new homes which began in fiscal 2006 has continued into fiscal 2007. In many markets, home price appreciation over the past several years had hurt the ability of some potential homebuyers to afford a home, but the price appreciation had also attracted real estate investors and speculators to the new and existing home markets. As price appreciation slowed, the demand from investors and speculators for new homes also slowed, resulting in an increase in new homes available for sale. At the same time, existing homes offered for sale by investors and speculators increased. In response to higher inventories of both new and existing homes, homebuilders increased the use of sales incentives to continue to sell new homes. During the three months ended December 31, 2006, we have continued to experience a decrease in our net sales orders due to a decline in homebuyer consumer confidence and continued elevated levels of sales contract cancellations, both of which we believe were caused by the continued increase in the level of sales incentives offered by both builders of new homes and sellers of existing homes. Our use of incentives also contributed to significantly lower gross margins on the homes we closed during the quarter. Although we believe the long-term fundamentals which support home sales demand remain solid and the current negative conditions in many of our markets will moderate over time, we cannot predict the duration or severity of the current market conditions.
     Our operating strategy to meet the new homebuilding business environment includes:
•	Decreasing our SG&A infrastructure to be in line with our reduced expectations of production levels.

•	Decreasing our cost of goods purchased from both vendors and subcontractors.

•	Reducing our land and lot inventory from current levels by significantly curtailing our spending for land and lot purchases and renegotiating or canceling land purchase contracts.

•	Reducing our inventory of homes under construction by limiting the construction of unsold homes.

•	Continuing to offer incentives to increase sales as necessary to maximize profits, returns and cash flows.
     We expect that our operating strategy will generate positive cash flows in fiscal 2007 and allow us to maintain a strong balance sheet and liquidity position, providing us with flexibility to take advantage of opportunities as they become available in the future.
     Key financial results as of and for the three months ended December 31, 2006, as compared to the same period of 2005, were as follows:
•	Diluted earnings per share decreased 64% to $0.35 per share.

•	Net income decreased 65% to $109.7 million.

•	Homebuilding revenues remained relatively flat at $2.8 billion.

•	Homes closed increased 3% to 10,202 homes, while the average selling price of homes closed decreased 4% to $270,600.

•	Net sales orders decreased 23% to 8,771 homes.

•	Sales order backlog decreased 24% to $4.7 billion.

•	Home sales gross margins before inventory impairments and land option cost write-offs decreased 920 basis points to 18.6%.

•	Homebuilding SG&A expenses as a percentage of homebuilding revenues declined 100 basis points to 10.5%.

•	Stockholders’ equity increased 16% to $6.5 billion at December 31, 2006 from $5.6 billion at December 31, 2005.

•	Net homebuilding debt to total capital declined 110 basis points to 41.2%.

•	Net cash provided by operations was $295.5 million during the quarter ended December 31, 2006.

RESULTS OF OPERATIONS — HOMEBUILDING
     The following tables set forth key operating and financial data for our homebuilding operations by reporting region as of and for the three months ended December 31, 2006 and 2005. Based on our revised aggregation of operating segments, we have restated the 2005 amounts between regions to conform to the 2006 presentation.

	NET SALES ORDERS
	Three Months Ended December 31,
	Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2006	2005	Change	2006	2005	Change	2006	2005	Change
Northeast	1,155	1,694	(32)%	$313.2	$456.9	(31)%	$271,200	$269,700	1%
Southeast	1,372	1,795	(24)%	321.6	468.5	(31)%	234,400	261,000	(10)%
South Central	1,923	2,737	(30)%	348.5	472.6	(26)%	181,200	172,700	5%
Southwest	2,299	2,713	(15)%	485.9	736.6	(34)%	211,400	271,500	(22)%
California	1,336	1,632	(18)%	572.7	712.9	(20)%	428,700	436,800	(2)%
West	686	892	(23)%	251.0	319.3	(21)%	365,900	358,000	2%

	8,771	11,463	(23)%	$2,292.9	$3,166.8	(28)%	$261,400	$276,300	(5)%

	SALES ORDER BACKLOG
	As of December 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
			%			%			%
	2006	2005	Change	2006	2005	Change	2006	2005	Change
Northeast	2,636	4,112	(36)%	$729.2	$1,206.4	(40)%	$276,600	$293,400	(6)%
Southeast	2,031	3,342	(39)%	590.1	987.8	(40)%	290,500	295,600	(2)%
South Central	3,614	3,378	7%	675.7	601.4	12%	187,000	178,000	5%
Southwest	5,675	5,676	—%	1,449.3	1,552.9	(7)%	255,400	273,600	(7)%
California	1,841	3,022	(39)%	918.8	1,390.4	(34)%	499,100	460,100	8%
West	897	1,286	(30)%	353.8	474.1	(25)%	394,400	368,700	7%

	16,694	20,816	(20)%	$4,716.9	$6,213.0	(24)%	$282,600	$298,500	(5)%

	HOMES CLOSED
	Three Months Ended December 31,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2006	2005	Change	2006	2005	Change	2006	2005	Change
Northeast	1,421	1,476	(4)%	$380.7	$399.4	(5)%	$267,900	$270,600	(1)%
Southeast	1,489	1,572	(5)%	365.4	390.1	(6)%	245,400	248,200	(1)%
South Central	2,522	2,334	8%	450.6	395.5	14%	178,700	169,500	5%
Southwest	2,378	2,105	13%	586.8	566.5	4%	246,800	269,100	(8)%
California	1,583	1,532	3%	695.6	726.3	(4)%	439,400	474,100	(7)%
West	809	872	(7)%	282.0	311.3	(9)%	348,600	357,000	(2)%

	10,202	9,891	3%	$2,761.1	$2,789.1	(1)%	$270,600	$282,000	(4)%

	TOTAL HOMEBUILDING REVENUES
	Three Months Ended December 31,
	2006	2005	% Change
	(In millions)
Northeast	$396.0	$401.2	(1)%
Southeast	371.3	393.6	(6)%
South Central	450.6	397.1	13%
Southwest	602.3	573.1	5%
California	699.3	727.0	(4)%
West	282.0	349.8	(19)%

	$2,801.5	$2,841.8	(1)%

	INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS
	Three Months Ended December 31,
	2006			2005
		Land			Land
	Inventory	Option Cost		Inventory	Option Cost
	Impairments	Write-offs	Total	Impairments	Write-offs	Total
	(In millions)
Northeast	$0.8	$4.7	$5.5	$—	$0.5	$0.5
Southeast	—	6.1	6.1	—	0.2	0.2
South Central	—	2.8	2.8	—	—	—
Southwest	27.1	3.6	30.7	—	0.9	0.9
California	13.0	10.6	23.6	—	2.0	2.0
West	—	9.0	9.0	—	0.1	0.1

	$40.9	$36.8	$77.7	$—	$3.7	$3.7

	HOMEBUILDING INCOME BEFORE INCOME TAXES (1)
	Three Months Ended December 31,
	2006		2005
		% of		% of
		Region		Region
	$’s	Revenues	$’s	Revenues
	(In millions)
Northeast	$24.0	6.1%	$32.0	8.0%
Southeast	27.7	7.5%	78.0	19.8%
South Central	32.5	7.2%	26.9	6.8%
Southwest	13.5	2.2%	110.4	19.3%
California	22.7	3.2%	123.9	17.0%
West	29.4	10.4%	108.9	31.1%

	$149.8	5.3%	$480.1	16.9%

(1)	Expenses maintained at the corporate level are allocated to each region based on the region’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized through cost of sales, and the expenses related to the operations of our corporate office.

	HOMEBUILDING OPERATING MARGIN ANALYSIS
	Percentages of Related Revenues
	Three Months Ended December 31,
	2006	2005
Gross profit – Home sales	18.6%	27.8%
Gross profit – Land/lot sales	18.6%	63.4%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(2.8)%	(0.1)%
Gross profit – Total homebuilding	15.8%	28.3%
Selling, general and administrative expense	10.5%	11.5%
Interest and other (income)	—%	—%
Income before income taxes	5.3%	16.9%

  Net Sales Orders and Backlog
     Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations. The value of net sales orders decreased 28%, to $2,292.9 million (8,771 homes) for the three months ended December 31, 2006, from $3,166.8 million (11,463 homes) for the same period of 2005. The number of net sales orders decreased 23% for the three months ended December 31, 2006 compared to the same period of 2005, reflecting the industry-wide softening of demand for new homes in most homebuilding markets. We believe the most significant factors contributing to the slowing of demand for new homes in most of our markets include an increase in the supply of existing homes for sale, a reduction in investor purchases and a decline in homebuyer consumer confidence. Additionally, we believe that the rapid price appreciation of new and existing homes in some markets over the past several years has hurt the ability of some potential homebuyers to afford a home. Many prospective homebuyers continue to approach the purchase decision more tentatively due to continued increases in sales incentives offered on both new and existing homes and the general uncertainty surrounding the housing market.
     In comparing the three-month period ended December 31, 2006 to the same period of 2005, percentage decreases in the value of net sales orders of 20% or greater occurred in all six of our market regions. These decreases were primarily due to similar decreases in the number of homes sold, while our Southwest and Southeast regions also experienced decreases in their average selling price of 22% and 10%, respectively.
     Our cancellation rate during the quarter ended December 31, 2006 was 33%, which exceeded our typical historical range of 16% to 20%, but improved from our cancellation rate of 40% in the fourth quarter of fiscal 2006. A significant portion of the increase in cancellations above historical levels was due to our prospective homebuyers being unable to sell their existing homes.
     The average price of a net sales order in the three months ended December 31, 2006 was $261,400, a decrease of 5% from the $276,300 average in the comparable period of 2005. During the three-month period, the largest percentage decrease occurred in our Southwest region, due primarily to price reductions and increased incentives in the Arizona markets. In general, our pricing is dependent on the demand for our homes; therefore, the decline in our average selling price during this period was due in large part to the recent decrease in demand and our increased use of sales incentives in many markets. We also continually monitor and may adjust our product and geographic mix and pricing within our homebuilding markets in an effort to keep our core product offerings affordable for our target customer base, typically first-time and move-up homebuyers. This can contribute to decreases in the average selling price.
     Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. In the past, our backlog has been a reliable indicator of the level of closings in our two subsequent fiscal quarters, although this relationship may change if our cancellation rates remain above normal levels. Historically, our backlog conversion rates (closings during the quarter divided by beginning of the quarter backlog), have generally been in the range of 50% to 75%, with the highest quarterly conversion rate of each fiscal year typically occurring in the fourth quarter.
     At December 31, 2006, the value of our backlog of sales orders was $4,716.9 million (16,694 homes), a decrease of 24% from $6,213.0 million (20,816 homes) at December 31, 2005. The average sales price of homes in backlog was $282,600 at December 31, 2006, a decrease of 5% from the $298,500 average at December 31, 2005. The value of our sales order backlog decreased in five of our six market regions, including decreases of 40% in both our Northeast and Southeast regions, which reflects the continuing difficult sales environment and higher than normal cancellation rates. The value of our sales order backlog increased by 12% in our South Central region, where market conditions and sales have been slower to be affected by the overall downturn in the homebuilding industry.
     Our net sales orders for the month ended January 31, 2007 decreased as compared to the same period in 2006 at a greater rate than the 23% decrease we experienced in our most recent quarter. Our cancellation rate for the month ended January 31, 2007 was similar to our cancellation rate during our most recent quarter.

  Home Sales Revenue and Gross Profit
     Revenues from home sales decreased 1%, to $2,761.1 million (10,202 homes closed) for the three months ended December 31, 2006, from $2,789.1 million (9,891 homes closed) for the comparable period of 2005. The average selling price of homes closed during the three months ended December 31, 2006 was $270,600, a decrease of 4% from the $282,000 average for the same period of 2005. Home sales revenues in our South Central and Southwest regions increased by 14% and 4%, respectively, during the three-month period, while home sales revenues in our other four regions decreased during the period. As reflected in our net sales order volume, demand has slowed in many of our markets in recent quarters, and in general, we are offering more incentives and price concessions to obtain home sales.
     The number of homes closed in the three months ended December 31, 2006 increased 3%, with increases in three of our six market regions, including a 13% increase in our Southwest region. As a result of the decline in net sales orders in recent quarters, we expect to close fewer homes in the second quarter of the current year than we did in the same quarter of fiscal 2006. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and amount of revenue we will generate.
     Total homebuilding gross profit decreased by 45%, to $444.0 million for the three months ended December 31, 2006, from $805.4 million for the comparable period of 2005. Including sales of both homes and land/lots, as well as impairment charges and land option cost write-offs, total homebuilding gross profit as a percentage of homebuilding revenues decreased 1,250 basis points, to 15.8% in the three months ended December 31, 2006, from 28.3% in the comparable period of 2005.
     Gross profit from home sales decreased by 34%, to $514.2 million for the three months ended December 31, 2006, from $775.7 million for the comparable period of 2005. Gross profit from home sales as a percentage of home sales revenues decreased 920 basis points, to 18.6% in the three months ended December 31, 2006 from 27.8% in the comparable period of 2005. The primary factors reducing our home sales gross profit margin were the difficult market conditions discussed above, which narrowed the range between our selling prices and costs of our homes in many of our markets, causing a decline of approximately 855 basis points in home sales gross margin. We have offered a variety of incentives in many of our markets due to the current challenging sales environment. Sales incentives affect our gross profit margin by reducing the selling price of the home, or by increasing the cost of the home without a proportional increase in the selling price. As a result of the challenging market conditions experienced in the latter half of fiscal 2006 and compounded by the high cancellation rate, we were left with more unsold homes than desired at September 30, 2006. In order to reduce our inventory of unsold homes, we offered greater discounts and incentives to sell these homes. This strategy helped reduce our unsold homes in inventory by approximately 2,000 units, but also contributed to a decline in our home sales gross profit. Additionally, approximately 50 basis points of the home sales gross margin decline was the result of an increase in the amortization of capitalized interest and property taxes.
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” land inventory and related communities under development are reviewed for potential write-downs when impairment indicators are present. SFAS No. 144 requires that in the event the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by estimates of revenues, costs, and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Our determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams.
     In accordance with SFAS No. 144, valuation adjustments are recorded on finished homes when events or circumstances indicate that the carrying values are greater than the fair value less costs to sell these homes.
     During the first quarter of fiscal 2007, several communities under development that demonstrated potential impairment indicators, with a combined carrying value of $821.3 million at December 31, 2006, were evaluated for potential impairment. Our analyses of these projects generally assumed flat to reduced revenues as compared with current sales orders for the particular project or revenues realized from comparable projects. As discussed above, on certain projects we utilized a pricing strategy to reduce unsold inventory. If this strategy has been successful and our unsold inventory returned or is returning to targeted levels, then revenues may have been projected to increase for the project. We determined that projects with a carrying value of $168.0 million, the majority of which were in Colorado and a slightly lesser amount in California, were impaired. Consequently, we recorded impairment charges of $40.9 million to reduce the carrying value of the impaired projects to their estimated fair value. Of the remaining $653.3 million of such projects with impairment indicators, 61% are in California and 22% are in Colorado. It is possible that our estimate of undiscounted cash flows from these projects may change and could result in a future need to record impairment charges to write these assets down to fair value. Additionally, if conditions in the homebuilding industry worsen in the future, we may be required to evaluate additional projects for potential impairment which may result in additional impairment charges and such charges could be significant.
     We periodically write off earnest money deposits and pre-acquisition costs related to land and lot option contracts which we no longer plan to pursue. During the three months ended December 31, 2006 and 2005, we wrote off $36.8 million and $3.7 million, respectively, of earnest money deposits and pre-acquisition costs related to land purchase option contracts which we determined we would not pursue. The inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 280 basis points in the three-month period ended December 31, 2006. Should the current weak homebuilding market conditions persist and if we are unable to successfully renegotiate certain land purchase contracts, we may write off additional earnest money deposits and pre-acquisition costs.
  Land Sales Revenue and Gross Profit
     Land sales revenues decreased 23%, to $40.4 million for the three months ended December 31, 2006, from $52.7 million for the comparable period of 2005. The gross profit percentage from land sales decreased to 18.6% for the three months ended December 31, 2006, from 63.4% in the comparable period of the prior year. The fluctuations in revenues and gross profit percentages from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers. When we have the opportunity or need to sell land or lots, the resulting land sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales can fluctuate significantly from period to period.
  Selling, General and Administrative Expense
     Selling, general and administrative (SG&A) expenses from homebuilding activities decreased by $30.4 million, or 9%, to $295.3 million in the three months ended December 31, 2006, from $325.7 million in the comparable period of 2005. As a percentage of homebuilding revenues, SG&A expenses decreased 100 basis points, to 10.5% in the three-month period ended December 31, 2006, from 11.5% in the comparable period of 2005. The largest component of our homebuilding SG&A is employee compensation and related costs, which represented approximately 59% and 63% of SG&A costs in the three months ended December 31, 2006 and 2005, respectively. Those costs decreased $28.7 million, or 14%, to $175.1 million in the three months ended December 31, 2006 from $203.8 million in the comparable period of 2005, largely due to reductions in the number of our employees to reflect our expectations of future declines in home closings and decreases in earned incentive compensation. Our homebuilding SG&A expense as a percentage of revenues can vary significantly between quarters, depending largely on the fluctuations in quarterly revenue levels. We will continually adjust our SG&A infrastructure to support our expected closings volume; however, we cannot make assurances that our actions will permit us to maintain or improve upon the current SG&A expense as a percentage of revenues. If future home closings are lower than our expectations, our future SG&A percentage may increase.
  Interest Expense
     We capitalize interest costs only to inventory under construction or development. During both three-month periods ended December 31, 2006 and 2005, our inventory under construction or development exceeded our debt; therefore, we capitalized virtually all interest from homebuilding debt except for the unamortized fees related to debt we paid off prior to maturity. Interest amortized to cost of sales was 2.3% of total cost of sales in the three months ended December 31, 2006, compared to 2.2% in the same period of 2005. During the three months ended December 31, 2005, we recorded interest expense of approximately $4.5 million related to the unamortized fees associated with the early renewal of our revolving credit facility.
     Interest incurred related to homebuilding debt increased by 6%, to $78.0 million in the three months ended December 31, 2006, from $73.7 million in the comparable period of 2005. The increase resulted from an increase in our average homebuilding debt of 20% for the three months ended December 31, 2006, from the comparable period of 2005. Interest incurred increased at a slower rate than our debt primarily because our debt has been more heavily weighted to our revolving credit facility in the current period. The revolving credit facility carries a lower interest rate than the weighted average interest rate of our senior and senior subordinated notes. Our ongoing efforts to replace our older higher interest rate notes with notes bearing lower interest rates also contributed to the improvement in relative interest costs.
  Other Income
     Other income, net of other expenses, associated with homebuilding activities was $1.1 million in the three months ended December 31, 2006, compared to $4.9 million in the comparable period of 2005. The largest component of other income in both periods was interest income.
  Income Before Income Taxes
     Income before income taxes from homebuilding activities decreased 69%, to $149.8 million for the three months ended December 31, 2006, as compared to the same period of 2005. As a percentage of homebuilding revenues, income before income taxes decreased 1,160 basis points, to 5.3% in the current three-month period, from the comparable period of 2005. The decrease in income before income taxes as a percentage of revenues is due to a decrease in gross profit, partially offset by a decrease in SG&A expenses as a percentage of homebuilding revenues, as previously described.
  Homebuilding Results by Reporting Region
     Northeast Region — Homebuilding revenues remained relatively flat, decreasing only 1% in the three months ended December 31, 2006, from the comparable period of 2005, primarily due to a 4% decrease in the number of homes closed, as well as a slight decrease in the average selling price of those homes. Income before income taxes for the region decreased 25% in the three months ended December 31, 2006 compared to the same period of 2005, and income before income taxes as a percentage of the region’s revenues (operating margin) decreased 190 basis points to 6.1% from 8.0%. The decrease in operating margin was primarily due to a decrease in the region’s core home sales gross profit percentage (home sales gross profit percentage excluding impairments and earnest money and pre-acquisition cost write-offs) of 150 basis points, with the gross margin declines in our New Jersey and South Carolina markets having the greatest impact on the overall decrease. In addition, the recording of inventory impairment charges and earnest money and pre-acquisition cost write-offs of $5.5 million in the three months ended December 31, 2006, versus $0.5 million in the same period of 2005, contributed 130 basis points to the decline in the region’s gross margin. Partially offsetting these decreases was an increase in land/lot sales, which improved the region’s gross margin by 130 basis points.
     Southeast Region — Homebuilding revenues decreased 6% in the three months ended December 31, 2006, from the comparable period of 2005, primarily due to a 5% decrease in the number of homes closed, as well as a slight decrease in the average selling price of those homes. Income before income taxes for the region decreased 64% in the three months ended December 31, 2006, compared to the same period of 2005, and operating margin decreased 1,230 basis points to 7.5% from 19.8%. The decrease in operating margin was primarily due to a decrease of 940 basis points in the region’s core home sales gross profit percentage, with the gross margin declines in our Florida markets having the greatest impact on the overall decrease. In addition, the recording of earnest money and pre-acquisition cost write-offs of $6.1 million in the three months ended December 31, 2006, versus $0.2 million in the same period of 2005, contributed 160 basis points to the decline in the region’s gross margin.

     South Central Region — Homebuilding revenues increased 13% in the three months ended December 31, 2006, from the comparable period of 2005, primarily due to an 8% increase in the number of homes closed, as well as a 5% increase in the average selling price of those homes. Largely due to the increase in revenues, income before income taxes for the region was 21% higher in the three months ended December 31, 2006, compared to the same period of 2005. Operating margin increased 40 basis points to 7.2% from 6.8%, primarily due to a decrease in the region’s selling, general and administrative costs as a percentage of revenues, which contributed 220 basis points to the region’s operating margin. Partially offsetting this impact was a decrease of 100 basis points in the region’s core home sales gross profit percentage. Also, the recording of earnest money and pre-acquisition cost write-offs of $2.8 million in the three months ended December 31, 2006, while there were no such write-offs in the same period of 2005, caused an additional 60 basis points decline in the region’s gross margin.
     Southwest Region — Homebuilding revenues increased 5% in the three months ended December 31, 2006, from the comparable period of 2005, due to a 13% increase in the number of homes closed, partially offset by an 8% decrease in the average selling price of those homes. Income before income taxes for the region decreased 88% to $13.5 million in the three months ended December 31, 2006, from $110.4 million in the comparable period of 2005, and operating margin decreased 1,710 basis points to 2.2% from 19.3%. The decrease in operating margin was due to a decrease of 1,140 basis points in the region’s core home sales gross profit percentage, with the gross margin declines in our Denver and Phoenix markets having the greatest impact on the overall decrease. In addition, the recording of inventory impairment charges and earnest money and pre-acquisition cost write-offs of $30.7 million in the three months ended December 31, 2006, versus $0.9 million in the same period of 2005, contributed 500 basis points to the decline in the region’s gross margin.
     California Region — Homebuilding revenues decreased 4% in the three months ended December 31, 2006, from the comparable period of 2005, due to a 7% decrease in the average selling price of homes closed, partially offset by a 3% increase in the number of homes closed. Income before income taxes for the region was 82% lower in the three months ended December 31, 2006, from the comparable period of 2005, and operating margin decreased 1,380 basis points to 3.2% from 17.0%. The decrease in operating margin was due to a decrease of 1,080 basis points in the region’s core home sales gross profit percentage, with gross margin declines in the majority of our California markets. In addition, the recording of inventory impairment charges and earnest money and pre-acquisition cost write-offs of $23.6 million in the three months ended December 31, 2006, versus $2.0 million in the same period of 2005, contributed 310 basis points to the decline in the region’s gross margin.
     West Region — Homebuilding revenues decreased 19% in the three months ended December 31, 2006, from the comparable period of 2005, due to a 7% decrease in the number of homes closed, as well as a 2% decrease in the average selling price of those homes. Also contributing to the decrease in homebuilding revenues was a decrease in land/lot sales during the period as compared to the prior year period. Income before income taxes for the region was 73% lower in the three months ended December 31, 2006, from the comparable period of 2005, and operating margin decreased 2,070 basis points to 10.4% from 31.1%. The decrease in operating margin was due to a decrease of 880 basis points in the gross margin on land/lot sales, as well as a decrease of 870 basis points in the region’s core home sales gross profit percentage, primarily attributable to lower gross margins in the Las Vegas market. In addition, the recording of earnest money and pre-acquisition cost write-offs of $9.0 million in the three months ended December 31, 2006, versus $0.1 million in the same period of 2005, contributed 320 basis points to the decline in the region’s gross margin.

RESULTS OF OPERATIONS – FINANCIAL SERVICES
     The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three-month periods ended December 31, 2006 and 2005:

	Three Months Ended December 31,
	2006	2005	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	7,093	6,346	12%
Number of homes closed by D.R. Horton	10,202	9,891	3%
Mortgage capture rate	70%	64%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	10,153	8,798	15%
Total number of loans originated or brokered by DHI Mortgage	10,769	9,476	14%
Captive business percentage	94%	93%
Loans sold by DHI Mortgage to third parties	11,628	10,815	8%

	Three Months Ended December 31,
	2006	2005	% Change
	(In millions)
Loan origination fees	$13.7	$11.4	20%
Sale of servicing rights and gains from sale of mortgages	36.0	31.9	13%
Other revenues	6.3	7.4	(15)%

Total mortgage banking revenues	56.0	50.7	10%
Title policy premiums, net	10.5	10.6	(1)%

Total revenues	66.5	61.3	8%
General and administrative expense	45.0	47.3	(5)%
Interest expense	9.7	8.2	18%
Other (income)	(15.3)	(14.2)	8%

Income before income taxes	$27.1	$20.0	36%

FINANCIAL SERVICES OPERATING MARGIN ANALYSIS
	Percentages of Financial Services Revenues
	Three Months Ended December 31,
	2006	2005
General and administrative expense	67.7%	77.2%
Interest expense	14.6%	13.4%
Other (income)	(23.0)%	(23.2)%
Income before income taxes	40.8%	32.6%
  Mortgage Loan Activity
     The volume of loans originated and brokered by our mortgage operations is directly related to the number and value of homes closed by our homebuilding operations. Total first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 12% in the three months ended December 31, 2006, from the comparable period of 2005. The increase in loans originated or brokered was greater than our 3% increase in the number of homes closed because our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) increased to 70% in the three months ended December 31, 2006, from 64% in the comparable prior year period.

     Home closings from our homebuilding operations constituted 94% of DHI Mortgage loan originations in the three months ended December 31, 2006, compared to 93% in the comparable period of 2005, reflecting DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations.
     The number of loans sold to third-party investors increased 8% in the three months ended December 31, 2006, compared to the three months ended December 31, 2005, although loan sales in the 2005 period included the effect of the sales of an unusually high volume of mortgage loans held at September 30, 2005. The increase was primarily due to the increase in the number of mortgage loans originated as compared to the prior year period.
  Financial Services Revenues and Expenses
     Revenues from the financial services segment increased 8%, to $66.5 million in the three months ended December 31, 2006, from the comparable period of 2005. The increase in financial services revenues was primarily due to the increase in the number of mortgage loans originated and sold, partially offset by a decrease in the average closing fees earned per loan, resulting from less favorable market conditions. The majority of the revenues associated with our mortgage operations are recognized when the mortgage loans and related servicing rights are sold to third-party investors.
     General and administrative (G&A) expenses associated with financial services decreased 5%, to $45.0 million in the three months ended December 31, 2006, from the comparable period of 2005. The largest component of our financial services G&A expenses is employee compensation and related costs, which represented approximately 77% of G&A costs in both periods. Those costs decreased 6%, to $34.5 million for the three months ended December 31, 2006, from $36.7 million in the comparable period of 2005. As a percentage of financial services revenues, G&A expenses in the three-month period ended December 31, 2006 decreased 950 basis points, to 67.7%, from the comparable period of 2005, when our financial services infrastructure was being strengthened to support our then-planned growth in the homebuilding business. The decrease in G&A expenses as a percentage of financial services revenues in the three months ended December 31, 2006 as compared to the same period of 2005 reflects the adjustments made to the financial services infrastructure based on our reduced expectations of the growth in home closings and the related mortgage loan originations.
RESULTS OF OPERATIONS — CONSOLIDATED
  Income Before Income Taxes
     Income before income taxes for the three months ended December 31, 2006 decreased 65% from the comparable period of 2005, to $176.9 million. As a percentage of revenues, income before income taxes for the three months ended December 31, 2006 was 6.2%, a decrease of 1,100 basis points from the comparable period of 2005. The primary factor contributing to these changes was the homebuilding segment’s pre-tax operating margin, which decreased 1,160 basis points in the three months ended December 31, 2006, from the comparable period of 2005.
  Provision for Income Taxes
     The consolidated provision for income taxes for the three months ended December 31, 2006 decreased 65% from the comparable period of 2005, to $67.2 million, due to the corresponding decrease in income before income taxes. The effective income tax rate was 38.0% in both periods.
CAPITAL RESOURCES AND LIQUIDITY
     We fund our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt securities. As we utilize our capital resources and liquidity to fund our operations, we have focused on maintaining a strong balance sheet.
     At December 31, 2006, our ratio of net homebuilding debt to total capital was 41.2%, increasing from 40.7% at September 30, 2006, but decreasing from 42.3% at December 31, 2005. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash divided by total capital net of cash (homebuilding notes payable net of cash plus stockholders’ equity). Homebuilding notes payable does not include the balance of liabilities, if any, associated with consolidated land inventory not owned. The increase in our ratio of net homebuilding debt to total capital at December 31, 2006 as compared with the ratio at September 30, 2006 was due to the decrease in cash, partially offset by the decrease in borrowings and the increase in retained earnings. Our target operating range for net homebuilding debt to total capital is below 45%, so the 41.2% at December 31, 2006 is in line with our operating target. We remain focused on maintaining our liquidity and strengthening our balance sheet so we can be flexible in reacting to market conditions.
     We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its debt is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include homebuilding cash as a reduction of our homebuilding debt and total capital. For comparison, at December 31, 2006 and 2005, and at September 30, 2006, our ratios of homebuilding debt to total capital, without netting cash balances, were 41.6%, 43.4%, and 43.1%, respectively.
     We believe that we will be able to continue to fund our homebuilding and financial services operations and our future cash needs (including debt maturities) through a combination of our existing cash resources, cash flows from operations, our existing or renewed credit facilities and the issuance of new debt securities through the public capital markets.
  Homebuilding Capital Resources
     Cash and Cash Equivalents — At December 31, 2006, our available homebuilding cash and cash equivalents amounted to $65.5 million.
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
     We had $550.0 million in cash borrowings outstanding on our homebuilding revolving credit facility at December 31, 2006, and $800.0 million in cash borrowings outstanding at September 30, 2006. Under the debt covenants associated with our revolving credit facility, when we have fewer than two investment grade senior unsecured debt ratings from Moody’s Investors Service, Fitch Ratings and Standard and Poor’s Corporation, our additional homebuilding borrowing capacity under the facility is limited to the lesser of the unused portion of the facility, $1.8 billion at December 31, 2006, or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on our revolving credit facility may not exceed certain percentages of the various categories of our unencumbered inventory. We currently hold investment grade ratings from all three rating agencies, so the borrowing base limitation is not currently in effect.
     Our revolving credit facility also imposes restrictions on our operations and activities, including limits on investments, cash dividends, stock repurchases and incurrence of indebtedness, and required maintenance of a maximum leverage ratio, a minimum ratio of earnings before interest, income taxes, depreciation, amortization and extraordinary noncash gains and losses to interest incurred and minimum levels of tangible net worth. At December 31, 2006, we were in compliance with all of the covenants, limitations and restrictions that form a part of our bank revolving credit facility and our public debt obligations.
     Shelf Registration Statements – We have an automatically effective universal shelf registration statement, filed with the Securities and Exchange Commission in June 2006, registering debt and equity securities which we may issue from time to time in amounts to be determined. Also, at December 31, 2006, we had the capacity to issue approximately 22.5 million shares of common stock under our acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.

  Financial Services Capital Resources
     Cash and Cash Equivalents — At December 31, 2006, we had available financial services cash and cash equivalents of $74.3 million.
     Mortgage Warehouse Loan Facility – Our wholly-owned mortgage company has a $540 million mortgage warehouse loan facility that matures April 6, 2007. Under the accordion provision of the credit agreement, the total capacity may be increased to $750 million upon consent of the lenders. At December 31, 2006, we had borrowings of $254.0 million outstanding under the mortgage warehouse facility.
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
     Commercial Paper Conduit Facility – Our wholly-owned mortgage company also has an $800 million commercial paper conduit facility (the “CP conduit facility”) that matures June 27, 2009, subject to the annual renewal of the 364-day backup liquidity feature. This credit facility, which previously had a capacity of $1.2 billion, was amended in December 2006 to reduce the capacity to $800 million, adjusting its size to seasonal volume levels. At December 31, 2006, we had borrowings of $250.0 million outstanding under the CP conduit facility.
     We currently expect to renew the mortgage warehouse loan facility upon its maturity in April 2007. In the past, we have been able to renew or extend the mortgage warehouse loan facility and the CP conduit facility on satisfactory terms prior to their maturities and obtain temporary additional commitments through amendments of the respective credit agreements during periods of higher than normal volumes of mortgages held for sale. Although we do not anticipate any problems in renewing or extending these facilities or obtaining temporary additional commitments in the future, the liquidity of our financial services business depends upon our continued ability to do so.
     The mortgage warehouse loan facility and the CP conduit facility are not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. Borrowings under both facilities are secured by certain mortgage loans held for sale. Additionally, at September 30, 2006, borrowings under the CP conduit facility were secured by restricted cash arising from borrowings under the facility prior to the assignment of mortgage loans held for sale as collateral. At December 31, 2006, there were no borrowings under the facility prior to the assignment of mortgage loans held for sale, and therefore, no cash was restricted under this facility. The mortgage loans assigned to secure the CP conduit facility are used as collateral for asset-backed commercial paper issued by multi-seller conduits in the commercial paper market. At December 31, 2006, our mortgage loans held for sale totaled $652.2 million. All mortgage company activities are financed with the mortgage warehouse facility, the CP conduit facility or internally generated funds. Both of our financial services credit facilities contain financial covenants as to our mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required net income. At December 31, 2006, our mortgage subsidiary was in compliance with all of these covenants.
  Operating Cash Flow Activities
     For the three months ended December 31, 2006, net cash provided by our operating activities was $295.5 million, as compared to $1.0 billion of cash used in such activities during the comparable period of the prior year. The net cash provided by operations for the three months ended December 31, 2006 was primarily the result of cash provided from net income and decreases in mortgage loans held for sale and home inventories, offset by cash used to increase residential land and lot inventories and decreases in accounts payable and other liabilities.
     The principal reason for the increase in operating cash flows for the three months ended December 31, 2006 was our decision to fund only $59.1 million of inventory growth in the period, compared to a $1.6 billion cash investment for inventory growth in the same period of 2005. In light of the challenging market conditions encountered in the last six months of fiscal 2006 and continuing into fiscal 2007, we have substantially slowed our purchases of land and lots and restricted the number of homes under construction to reduce our inventory to better match our current rate of home sales. We do continue to invest in the development of land that we own in order to provide lots for our expected future home sales and closings. Our ability to reduce our inventory levels in the near term is, however, partially dependent upon our ability to sell and close a sufficient number of homes in the next few quarters. To the extent our inventory levels decrease during the remainder of fiscal 2007, we expect continued net positive cash flows from operating activities, assuming all other factors remain constant.
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
     Another significant factor affecting our operating cash flows for the three months ended December 31, 2006 was the decrease in mortgage loans held for sale of $370.7 million during the period. The decrease in mortgage loans held for sale was due to a decrease in the number of loans originated during the first quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. We expect to continue to use cash to fund an increase in mortgage loans held for sale in quarters when our homebuilding closings grow. However, in periods when home closings are flat or decline as compared to prior periods, or if our mortgage capture rate declines, the amounts of net cash used may be reduced or we may generate positive cash flows from reductions in the balances of mortgage loans held for sale.
  Investing Cash Flow Activities
     For the three months ended December 31, 2006 and 2005, cash used in investing activities represented net purchases of property and equipment, primarily model home furniture and office equipment. Such purchases are not significant relative to our total assets or cash flows and typically do not vary significantly from period to period.
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
     During the three months ended December 31, 2006, our Board of Directors declared a quarterly cash dividend of $0.15 per common share, which was paid on November 1, 2006 to stockholders of record on October 23, 2006. A quarterly cash dividend of $0.09 per common share was declared during the three months ended December 31, 2005.
     In January 2007, our Board of Directors declared a quarterly cash dividend of $0.15 per common share, payable on February 9, 2007 to stockholders of record on January 26, 2007. A quarterly cash dividend of $0.10 per common share was declared in the comparable quarter of fiscal 2006.
  Changes in Capital Structure
     In November 2006, our Board of Directors authorized the repurchase of up to $463.2 million of the Company’s common stock and the repurchase of debt securities of up to $500 million. These authorizations replaced the previous common stock and debt securities repurchase authorizations of $500 million, the remaining amount of which was $463.2 million, and $200 million, respectively. Additionally, both authorizations were extended to November 30, 2007. As of December 31, 2006, the full amount of both authorizations remained available for repurchases.
OTHER COMMITMENTS
     In the normal course of business, we provide standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At December 31, 2006, outstanding standby letters of credit and surety bonds, the majority of which mature in less than one year, were $122.5 million and $2.3 billion, respectively.

LAND AND LOT POSITION AND HOMES IN INVENTORY
     The following is a summary of our land and lot position and homes in inventory at December 31, 2006 and September 30, 2006:

	As of December 31, 2006				As of September 30, 2006
		Lots				Lots
		Controlled				Controlled
	Lots Owned –	Under Lot	Total		Lots Owned –	Under Lot	Total
	Developed	Option and	Land/Lots	Homes	Developed	Option and	Land/Lots	Homes
	and Under	Similar	Owned and	in	and Under	Similar	Owned and	in
	Development	Contracts	Controlled	Inventory	Development	Contracts	Controlled	Inventory
Northeast	21,000	28,000	49,000	4,000	22,000	31,000	53,000	4,200
Southeast	31,000	28,000	59,000	4,700	32,000	33,000	65,000	5,200
South Central	34,000	25,000	59,000	6,700	34,000	36,000	70,000	7,400
Southwest	50,000	11,000	61,000	5,300	52,000	12,000	64,000	5,800
California	18,000	13,000	31,000	3,200	19,000	15,000	34,000	3,900
West	32,000	6,000	38,000	1,900	31,000	6,000	37,000	2,000

	186,000	111,000	297,000	25,800	190,000	133,000	323,000	28,500

	63%	37%	100%		59%	41%	100%

     In the ordinary course of business, we enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At December 31, 2006, we owned or controlled approximately 297,000 lots, 37% of which were lots under option or similar contracts, compared with approximately 323,000 lots at September 30, 2006.
     At December 31, 2006, we controlled approximately 111,000 lots with a total remaining purchase price of approximately $3.2 billion under land and lot option purchase contracts, with a total of $189.1 million in deposits. Our lots controlled include approximately 23,000 optioned lots with a remaining purchase price of approximately $772 million for which we do not expect to exercise our option to purchase the land or lots, but the contract has not yet been terminated. Combined with write-offs in prior periods, we have written off a total of $38.8 million in earnest money deposits related to these 23,000 lots, resulting in a net deposit balance of $150.3 million at December 31, 2006.
     Within the land and lot option purchase contracts in force at December 31, 2006, there were a limited number of contracts, representing only $40.4 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Pursuant to the provisions of Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” as amended (FIN 46), issued by the Financial Accounting Standards Board (FASB), we consolidated certain variable interest entities with assets of $104.6 million related to some of our outstanding land and lot option purchase contracts.
     At December 31, 2006, we had a total of approximately 25,800 homes in inventory, including approximately 2,000 model homes and approximately 785 unsold homes that had been completed for more than six months. At September 30, 2006, we had a total of approximately 28,500 homes in inventory, including approximately 1,900 model homes and approximately 440 unsold homes that had been completed for more than six months. Of our total homes in inventory, 48% and 50% were unsold at December 31, 2006 and September 30, 2006, respectively. Of our unsold homes in inventory, approximately 5,000 were completed at December 31, 2006 and September 30, 2006.
CRITICAL ACCOUNTING POLICIES
     As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2006, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, the consolidation of variable interest entities, warranty and insurance claim costs, goodwill, income taxes and stock-based compensation. Since September 30, 2006, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

SEASONALITY
     We have typically experienced seasonal variations in our quarterly operating results and capital requirements. In prior years, we generally had more homes under construction, closed more homes and had greater revenues and operating income in the third and fourth quarters of our fiscal year. This seasonal activity increases our working capital requirements for our homebuilding operations during the third and fourth fiscal quarters and increases our funding requirements for the mortgages we originate in our financial services segment at the end of these quarters. As a result, our results of operations and financial position at the end of the first fiscal quarter are not necessarily representative of the balance of our fiscal year.
     In fiscal 2006, 57% of our consolidated revenues was attributable to operations in the third and fourth fiscal quarters. In contrast to our typical seasonal results, due to softening homebuilding market conditions during fiscal 2006, only 46% of our consolidated operating income was attributable to operations in the third and fourth fiscal quarters. This decrease was primarily due to the increased use of incentives to sell homes and inventory impairment charges and land option cost write-offs recorded during the third and fourth quarters of fiscal 2006. We expect that we will experience our typical historical seasonal patterns of revenues and operating income in fiscal 2007; however, we can make no assurances that this trend will return.
SAFE HARBOR STATEMENT AND RISKS
     Certain statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:
•	changes in general economic, real estate construction and other business conditions;

•	changes in interest rates, the availability of mortgage financing or the effective cost of owning a home;

•	the effects of governmental regulations and environmental matters;

•	our substantial debt;

•	competitive conditions within our industry;

•	the availability of capital;

•	our ability to effect our growth strategies successfully; and

•	the uncertainties inherent in warranty and construction defect claims matters.
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
     Our mortgage company is exposed to interest rate risk associated with its mortgage loan origination services. Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific investor through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party investors. We manage interest rate risk related to uncommitted IRLCs through the use of forward sales of mortgage-backed securities (FMBS) and the purchase of Eurodollar Futures Contracts (EDFC) on certain loan types. FMBS and EDFC related to IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recognized in current earnings. FMBS and EDFC related to funded, uncommitted loans are designated as fair value hedges, with changes in the value of the derivative instruments recognized in current earnings, along with changes in the value of the funded, uncommitted loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the three months ended December 31, 2006 and 2005 was not significant, is recognized in current earnings. At December 31, 2006, FMBS, EDFC and put options on both EDFC and mortgage-backed securities (MBS) to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $1,455.2 million. Uncommitted IRLCs, the duration of which are generally less than six months, totaled approximately $179.5 million, and uncommitted mortgage loans held for sale totaled approximately $263.2 million at December 31, 2006. The fair value of the FMBS, EDFC and IRLCs at December 31, 2006 was an insignificant amount.
     In an effort to stimulate home sales by potentially offering homebuyers a below market interest rate on their home financing, we began a program during the third quarter of fiscal 2006 which protects us from future increases in interest rates related to potential mortgage originations of approximately $261 million. To accomplish this, we purchase forward rate agreements (FRAs) and economic interest rate hedges in the form of FMBS and put options on both EDFC and MBS. At December 31, 2006, the notional amount of the FRAs was $219 million, while economic interest rate hedges totaled $808 million in EDFC put options and $13 million in MBS put options, hedging a notional principal of $42 million in mortgage loan commitments. Both the FRAs and economic interest rate hedges have various maturities not exceeding twelve months. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. The gains and losses for the three months ended December 31, 2006 were not significant.

     The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2006. The interest rates for our variable rate debt represent the weighted average interest rates in effect at December 31, 2006. In addition, the table sets forth the notional amounts, weighted average interest rates and estimated fair value of our interest rate swaps. Because the mortgage warehouse credit facility and CP conduit facility are secured by certain mortgage loans held for sale which are typically sold within 60 days, the outstanding balances at December 31, 2006 are included in the variable rate maturities for the nine months ended September 30, 2007. At December 31, 2006, the fair value of the interest rate swaps was a $0.2 million asset.

	Nine Months
	Ending								Fair value
	September 30,	Fiscal Year Ending September 30,							at
	2007	2008	2009	2010	2011	2012	Thereafter	Total	12/31/06
		($ in millions)
Debt:
Fixed rate	$24.6	$221.9	$589.2	$409.0	$450.0	$564.6	$1,850.0	$4,109.3	$4,118.2
Average interest rate	8.1%	7.6%	7.3%	6.9%	7.0%	6.8%	6.1%	6.7%
Variable rate	$504.0	$—	$—	$—	$550.0	$—	$—	$1,054.0	$1,054.0
Average interest rate	5.8%	—	—	—	6.1%	—	—	6.0%
Interest Rate Swaps:
Variable to fixed	$200.0	$200.0	$—	$—	$—	$—	$—	$—	$0.2
Average pay rate	5.1%	5.0%	—	—	—	—	—	—
Average receive rate	90-day LIBOR
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s management has long recognized its responsibilities for developing, implementing and monitoring effective and efficient controls and procedures. As part of those responsibilities, as of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
     The Company held its annual stockholders meeting on January 25, 2007. At the meeting, the Company’s stockholders elected Donald R. Horton, Bradley S. Anderson, Michael R. Buchanan, Richard I. Galland, Michael W. Hewatt, Donald J. Tomnitz and Bill W. Wheat as directors. The stockholders also considered and voted not to adopt a shareholder proposal concerning a majority vote standard for the election of directors.
ITEM 6. EXHIBITS

(a)	Exhibits.

	3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992.(1)

	3.2	Amended and Restated Bylaws of the Company.(2)

	10.1	First Omnibus Amendment to the Second Amended and Restated Loan Agreement among CH Funding LLC, DHI Mortgage Company, Ltd., Calyon New York Branch, as a bank, as a managing agent and as the administrative agent, and the other listed parties thereto, dated December 13, 2006.(3)

	10.2+	Summary of Compensation of Named Executive Officers.(4)

	10.3	First Amendment to Revolving Credit Agreement, dated November 1, 2006, among D.R. Horton, Inc. and Wachovia Bank, National Association, as administrative agent, and the lenders named in the Revolving Credit Agreement.(5)

	10.4+*	Agreement and General Release between D.R. Horton, Inc. and Thomas F. Noon, dated November 2, 2006.

	12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

	31.1*	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, is filed herewith.

	31.2*	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, is filed herewith.

	32.1*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer, is filed herewith.

	32.2*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer, is filed herewith.

*	Filed herewith.

+	Management compensatory plan.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the SEC on February 16, 1999.

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2006 and filed with the SEC on December 15, 2006.

(4)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 16, 2006 and filed with the SEC on November 21, 2006.

(5)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2006 and filed with the SEC on November 6, 2006.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date: February 5, 2007	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)