Form 10-Q
period 2007-03-31
HORTON D R INC /DE/
filed 2007-05-04
CIK 882184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Common stock, $.01 par value – 314,106,236 shares as of April 27, 2007

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2007	2006
	(In millions)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$68.2	$457.8
Inventories:
Construction in progress and finished homes	4,182.7	4,322.8
Residential land and lots — developed and under development	6,725.3	6,737.0
Land held for development	204.3	182.9
Consolidated land inventory not owned	96.9	100.4

	11,209.2	11,343.1
Property and equipment, net	125.1	131.4
Earnest money deposits and other assets	760.8	816.4
Goodwill	578.9	578.9

	12,742.2	13,327.6

Financial Services:
Cash and cash equivalents	150.4	129.8
Restricted cash	—	248.3
Mortgage loans held for sale	568.6	1,022.9
Other assets	49.3	92.1

	768.3	1,493.1

Total assets	$13,510.5	$14,820.7

LIABILITIES
Homebuilding:
Accounts payable	$777.5	$982.3
Accrued expenses and other liabilities	960.5	1,143.0
Notes payable	4,592.4	4,886.9

	6,330.4	7,012.2

Financial Services:
Accounts payable and other liabilities	29.2	58.8
Notes payable to financial institutions	508.1	1,191.7

	537.3	1,250.5

	6,867.7	8,262.7

Minority interests	103.3	105.1

STOCKHOLDERS’ EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 317,745,581 shares issued and 314,092,781 shares outstanding at March 31, 2007 and 316,899,545 shares issued and 313,246,745 shares outstanding at September 30, 2006	3.2	3.2
Additional capital	1,677.7	1,658.4
Retained earnings	4,954.3	4,887.0
Treasury stock, 3,652,800 shares at March 31, 2007 and September 30, 2006, at cost	(95.7)	(95.7)

	6,539.5	6,452.9

Total liabilities and stockholders’ equity	$13,510.5	$14,820.7

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
		(In millions, except per share data)
		(Unaudited)
Homebuilding:
Revenues:
Home sales	$2,521.5	$3,472.3	$5,282.6	$6,261.4
Land/lot sales	94.7	54.2	135.1	106.9

	2,616.2	3,526.5	5,417.7	6,368.3

Cost of sales:
Home sales	2,074.4	2,587.7	4,321.3	4,601.1
Land/lot sales	89.1	20.1	122.1	39.4
Inventory impairments and land option cost write-offs	81.2	7.1	158.8	10.9

	2,244.7	2,614.9	4,602.2	4,651.4

Gross profit:
Home sales	447.1	884.6	961.3	1,660.3
Land/lot sales	5.6	34.1	13.0	67.5
Inventory impairments and land option cost write-offs	(81.2)	(7.1)	(158.8)	(10.9)

	371.5	911.6	815.5	1,716.9

Selling, general and administrative expense	296.0	364.9	591.3	690.5
Loss on early retirement of debt	—	10.6	—	15.0
Other (income)	(0.6)	(5.6)	(1.7)	(10.5)

	76.1	541.7	225.9	1,021.9

Financial Services:
Revenues	41.9	71.1	108.4	132.4
General and administrative expense	38.4	49.4	83.4	96.8
Interest expense	6.8	7.8	16.4	15.9
Other (income)	(10.6)	(13.4)	(25.9)	(27.6)

	7.3	27.3	34.5	47.3

Income before income taxes	83.4	569.0	260.4	1,069.2
Provision for income taxes	31.7	216.2	99.0	406.3

Net income	$51.7	$352.8	$161.4	$662.9

Basic net income per common share	$0.16	$1.13	$0.51	$2.12

Net income per common share assuming dilution	$0.16	$1.11	$0.51	$2.09

Cash dividends declared per common share	$0.15	$0.10	$0.30	$0.19

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
	Ended March 31,
	2007	2006
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES
Net income	$161.4	$662.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32.0	26.4
Amortization of debt discounts and fees	3.4	2.3
Stock option compensation expense	6.1	4.9
Income tax benefit from stock option exercises	(4.6)	(5.1)
Loss on redemption of 9.375% senior notes	—	10.6
Inventory impairments and land option cost write-offs	158.8	10.9
Changes in operating assets and liabilities:
Decrease (increase) in construction in progress and finished homes	127.3	(1,316.1)
Increase in residential land and lots – developed, under development, and held for development	(131.5)	(1,047.7)
Decrease (increase) in earnest money deposits and other assets	75.8	(116.1)
Decrease in mortgage loans held for sale	454.3	641.5
Decrease in accounts payable, accrued expenses and other liabilities	(409.2)	(190.2)

Net Cash Provided By (Used In) Operating Activities	473.8	(1,315.7)

INVESTING ACTIVITIES
Purchases of property and equipment	(24.3)	(35.1)

Cash Used In Investing Activities	(24.3)	(35.1)

FINANCING ACTIVITIES
Proceeds from notes payable	1,660.0	2,583.9
Repayment of notes payable	(2,645.0)	(2,020.0)
Decrease in restricted cash	248.3	—
Purchase of treasury stock	—	(36.8)
Proceeds from stock associated with certain employee benefit plans	7.7	6.4
Income tax benefit from stock option exercises	4.6	5.1
Cash dividends paid	(94.1)	(59.4)

Net Cash (Used In) Provided By Financing Activities	(818.5)	479.2

DECREASE IN CASH AND CASH EQUIVALENTS	(369.0)	(871.6)
Cash and cash equivalents at beginning of period	587.6	1,149.8

Cash and cash equivalents at end of period	$218.6	$278.2

Supplemental disclosures of noncash activities:
Notes payable issued for inventory	$—	$35.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2007
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
Seasonality
     Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and six-month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
Business
     The Company is a national homebuilder that is engaged primarily in the construction and sale of single-family housing in 85 markets and 27 states in the United States at March 31, 2007. The Company designs, builds and sells single-family detached houses on lots developed by the Company and on finished lots which it purchases, ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. Periodically, the Company sells land and lots it has developed or bought. The Company also provides title agency and mortgage brokerage services, principally to its homebuyers. The Company generally does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.
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
March 31, 2007
estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams.
     In accordance with SFAS No. 144, valuation adjustments are recorded on finished homes when events or circumstances indicate that the carrying values are greater than the fair value less costs to sell these homes.
     During the three months ended March 31, 2007, several communities under development that demonstrated potential impairment indicators were evaluated for potential impairment. It was determined that projects with a carrying value of $255.5 million, the majority of which were in California, were impaired. Consequently, an impairment charge of $67.3 million was recorded to reduce the carrying value of the impaired projects to their estimated fair value. For the six-month period ended March 31, 2007, impairment charges totaled $108.2 million. If conditions in the homebuilding industry or specific markets in which the Company operates worsen in the future, the Company may be required to evaluate additional projects for potential impairment which may result in additional impairment charges, and such charges could be significant.
     From time to time, the Company writes off earnest money deposits and pre-acquisition costs related to land and lot option contracts which it no longer plans to pursue. During the three-month periods ended March 31, 2007 and 2006, the Company wrote off $13.9 million and $6.7 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts. During the six-month periods ended March 31, 2007 and 2006, the Company wrote off $50.6 million and $10.5 million of such deposits and costs, respectively.
NOTE B — EARNINGS PER SHARE
     Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.
     The following table sets forth the denominators used in the computation of basic and diluted earnings per share for the three and six months ended March 31, 2007 and 2006:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
		(In millions)
Denominator for basic earnings per share— weighted average common shares	313.9	312.4	313.7	312.7
Effect of dilutive securities:
Employee stock options	2.2	4.3	2.1	4.4

Denominator for diluted earnings per share— adjusted weighted average common shares	316.1	316.7	315.8	317.1

     For the three and six months ended March 31, 2007, options to purchase 2.7 million shares of common stock at various prices were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, their effect would have been antidilutive. For the three and six months ended March 31, 2006, options to purchase 30,000 shares of common stock at $36.92 were not included in the computation of diluted earnings per share because their effect would have been antidilutive.
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
March 31, 2007
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
     The consolidation of these variable interest entities and other inventory obligations added $96.9 million in land inventory not owned and minority interests related to entities not owned to the Company’s balance sheet at March 31, 2007. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $15.1 million and performance letters of credit, promissory notes and surety bonds totaling $0.8 million. Creditors, if any, of these variable interest entities have no recourse against the Company.
     For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits, which totaled $98.2 million at March 31, 2007.
NOTE D – NOTES PAYABLE
     The Company’s notes payable at their principal amounts, net of unamortized discount, as applicable, consist of the following:

	March 31,	September 30,
	2007	2006
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility	$500.0	$800.0
7.5% senior notes due 2007	215.0	215.0
5% senior notes due 2009, net	199.8	199.7
8% senior notes due 2009, net	384.5	384.3
4.875% senior notes due 2010, net	249.1	249.0
9.75% senior subordinated notes due 2010, net	149.5	149.4
7.875% senior notes due 2011, net	199.1	199.0
6% senior notes due 2011, net	249.5	249.4
8.5% senior notes due 2012, net	248.7	248.6
5.375% senior notes due 2012	300.0	300.0
6.875% senior notes due 2013	200.0	200.0
5.875% senior notes due 2013	100.0	100.0
6.125% senior notes due 2014, net	197.8	197.7
5.625% senior notes due 2014, net	248.3	248.3
5.25% senior notes due 2015, net	298.0	297.9
5.625% senior notes due 2016, net	297.8	297.7
6.5% senior notes due 2016, net	499.0	499.0
Secured and other	56.3	51.9

	$4,592.4	$4,886.9

Financial Services:
Mortgage warehouse facility	$138.1	$371.7
Commercial paper conduit facility	370.0	820.0

	$508.1	$1,191.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2007
     The Company has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.
Homebuilding:
     In November 2006, the Company increased the size of its $2.15 billion unsecured revolving credit facility, which includes a $1.0 billion letter of credit sub-facility, to $2.5 billion and extended its maturity by one year to December 16, 2011. The revolving credit facility has an uncommitted $400 million accordion provision which could be used to increase the facility to $2.9 billion. The Company’s borrowing capacity under this facility is reduced by the amount of letters of credit outstanding. At March 31, 2007, the Company’s borrowing capacity under the facility was $1.9 billion. The facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of homebuilding debt to total capitalization and its senior unsecured debt rating. The interest rate of the unsecured bank debt at March 31, 2007 was 6.1% per annum. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees.
     In November 2006, the Board of Directors authorized the repurchase of up to $500 million of the Company’s outstanding debt securities, replacing the previous debt securities repurchase authorization of $200 million, and extending its term to November 30, 2007. All of the $500 million authorization was remaining at March 31, 2007.
     In March 2007, the Company called for redemption its 8.5% senior notes due 2012. The notes were redeemed on April 15, 2007 at an aggregate price of approximately $260.6 million, plus accrued interest. Concurrent with the redemption, the Company recorded a loss related to the early retirement of debt of approximately $12.1 million in April 2007, representing the call premium and the unamortized discount and fees related to the redeemed notes.
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
     At March 31, 2007, under the most restrictive covenants in effect, cash dividend payments for the remainder of fiscal 2007 are limited to $489.4 million, and approximately $3.2 billion was available for all restricted payments in the future.
Financial Services:
     The Company’s mortgage subsidiary has a $540 million mortgage warehouse loan facility, which was renewed on March 30, 2007 to extend its maturity from April 6, 2007 to March 28, 2008. Under the accordion provision of the credit agreement, the total capacity may be increased to $750 million upon consent of the lenders. The mortgage warehouse facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of its homebuilding debt. The borrowing capacity under this facility is limited to the lesser of the unused portion of the facility or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the amount drawn on the facility may not exceed 98% of all eligible mortgage loans held for sale and made available to the lenders to secure any borrowings under the facility. Borrowings bear daily interest at the 30-day LIBOR rate plus a fixed premium. The interest rate of the mortgage warehouse line payable at March 31, 2007 was 6.1% per annum.
     The Company’s mortgage subsidiary also has an $800 million commercial paper conduit facility (the CP conduit facility), that matures June 27, 2009, subject to the annual renewal of the 364-day backup liquidity feature. This credit facility, which previously had a capacity of $1.2 billion, was amended in December 2006 to reduce the capacity to $800 million, adjusting its size to seasonal volume levels. The CP conduit facility is secured by certain

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2007
mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of its homebuilding debt. Additionally, at September 30, 2006, borrowings under the CP conduit facility were secured by cash arising from borrowings under the facility made prior to the assignment of mortgage loans held for sale as collateral. At March 31, 2007, there were no borrowings under the facility prior to the assignment of mortgage loans held for sale, and therefore, no cash was restricted under this facility. The mortgage loans assigned to secure the CP conduit facility are used as collateral for asset-backed commercial paper issued by multi-seller conduits in the commercial paper market. The interest rate of the CP conduit line payable at March 31, 2007 was 5.6% per annum.
NOTE E – HOMEBUILDING INTEREST
     The Company capitalizes homebuilding interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. The following table summarizes the Company’s homebuilding interest costs incurred (which does not include losses on early retirement of debt), capitalized and charged to cost of sales during the three and six-month periods ended March 31, 2007 and 2006:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
		(In millions)
Capitalized interest, beginning of period	$312.7	$226.0	$288.9	$200.6
Interest incurred	78.4	81.4	156.5	150.6
Interest amortized to cost of sales	(56.4)	(60.6)	(110.7)	(104.4)

Capitalized interest, end of period	$334.7	$246.8	$334.7	$246.8

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
     Changes in the Company’s warranty liability were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
		(In millions)
Warranty liability, beginning of period	$126.1	$121.5	$130.4	$121.6
Warranties issued	12.0	18.3	25.2	33.0
Changes in liability for pre-existing warranties	(3.5)	(2.9)	(8.6)	(6.0)
Settlements made	(13.8)	(12.2)	(26.2)	(23.9)

Warranty liability, end of period	$120.8	$124.7	$120.8	$124.7

NOTE G – MORTGAGE LOANS
     Mortgage Loans - Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Loans that have been closed but not committed to a third-party investor are matched primarily with either forward sales of mortgage-backed securities (FMBS) or Eurodollar Futures Contracts (EDFC) that are designated as fair value hedges. Hedged loans are either committed to third-party investors within three days of origination or pooled and committed in bulk to third-party investors typically within 30 days of origination. The notional amounts of the FMBS and the EDFC used to hedge mortgage loans held for sale can vary in relationship to the underlying loan amounts, depending on the typical movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The effectiveness of the fair value hedges is continuously monitored

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2007
and any ineffectiveness, which for the three and six months ended March 31, 2007 and 2006 was not significant, is recognized in current earnings. As of March 31, 2007, the Company had $70.6 million in loans not committed to third-party investors which were hedged with $117.8 million of FMBS, EDFC and put options on both EDFC and mortgage-backed securities (MBS).
     Mortgage loans held for sale are stated at the lower of aggregate cost or fair market value. Some of the loans sold by DHI Mortgage are sold with limited recourse provisions and may be required to be repurchased under certain conditions including if certain specified payment(s), generally initial payment(s), are not made by the borrowers. The Company records loss allowances for loans held in portfolio and loans held for sale, and reserves for losses related to loans sold with recourse, utilizing estimates based on historical experience and current market conditions. The Company has recorded total loss allowances and reserves for loans held in portfolio, loans held for sale and loans sold with recourse of $31.2 million and $15.6 million at March 31, 2007 and September 30, 2006, respectively.
     Loan Commitments - To meet the financing needs of its customers, the Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value. At March 31, 2007, the Company’s IRLCs totaled $285.7 million.
     The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments, FMBS and the purchase of EDFC. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. As of March 31, 2007, the Company had approximately $77.8 million of best-efforts whole loan delivery commitments and $272.0 million outstanding of FMBS, EDFC and put options on both EDFC and MBS related to its uncommitted IRLCs.
     In an effort to stimulate home sales by potentially offering homebuyers a below market interest rate on their home financing, the Company began a program during the third quarter of fiscal 2006 which protects it from future increases in interest rates related to potential mortgage originations. To accomplish this, the Company purchases forward rate agreements (FRAs) and economic interest rate hedges in the form of FMBS and put options on both EDFC and MBS. Additionally, during the second quarter of fiscal 2007, in response to heightened volatility in the secondary mortgage markets, the Company entered into FRAs to secure the delivery and sale of certain potential non-traditional mortgage originations, characterized by high combined loan-to-value ratios in combination with less required documentation. These FRAs generally related to loan commitments for borrowers with sales contracts in the Company’s homebuilding backlog. At March 31, 2007, these potential mortgage loan originations totaled approximately $132.5 million. The notional amount of the FRAs was $105.7 million, while the remaining $26.8 million in mortgage loan commitments was hedged with economic interest rate hedges of $398.8 million in EDFC put options and $6.4 million in MBS put options. Both the FRAs and economic interest rate hedges have various maturities not exceeding twelve months. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. The gains and losses for the three and six months ended March 31, 2007 were not significant.
NOTE H – STOCKHOLDERS’ EQUITY
     During the three months ended March 31, 2007, the Board of Directors declared a quarterly cash dividend of $0.15 per common share, which was paid on February 9, 2007 to stockholders of record on January 26, 2007. A quarterly cash dividend of $0.10 per common share was declared during the three months ended March 31, 2006.
     In April 2007, the Board of Directors declared a quarterly cash dividend of $0.15 per common share, payable on May 18, 2007 to stockholders of record on May 4, 2007. A quarterly cash dividend of $0.10 per common share was declared in the comparable quarter of fiscal 2006.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2007
     The Company has an automatically effective universal shelf registration statement registering debt and equity securities that it may issue from time to time in amounts to be determined. Also, at March 31, 2007, the Company had the capacity to issue approximately 22.5 million shares of common stock under its acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.
     In November 2006, the Board of Directors authorized the repurchase of up to $463.2 million of the Company’s common stock, representing the remaining amount of the previous common stock repurchase authorization of $500 million, and extended its term to November 30, 2007. All of the $463.2 million authorization was remaining at March 31, 2007.
NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2007
     In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At March 31, 2007, the Company had total deposits of $163.8 million, comprised of cash deposits of $148.5 million, promissory notes of $7.8 million, and letters of credit and surety bonds of $7.5 million to purchase land and lots with a total remaining purchase price of $2.6 billion. Included in the total deposits were $26.8 million of deposits related to land option purchase contracts for which the Company does not expect to exercise its option to purchase the land or lots, but the contract has not yet been terminated. The remaining purchase price of those contracts was $609 million. Consequently, the deposits relating to these contracts have been written off, resulting in a net deposit balance of $137.0 million at March 31, 2007. Only $39.7 million of the $2.6 billion in land and lot option purchase contracts contain specific performance clauses which may require the Company to purchase the land or lots upon the land seller meeting certain obligations. The majority of land and lots under contract are expected to be purchased within three years, to the extent the Company chooses to exercise its options to purchase such land and lots.
     Additionally, in the normal course of its business activities, the Company provides standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At March 31, 2007, outstanding standby letters of credit were $124.8 million and surety bonds were $2.4 billion. The Company has additional capacity of $884.8 million for standby letters of credit under its revolving credit facility.
NOTE K – REPORTABLE SEGMENT INFORMATION
     The Company’s seven homebuilding operating regions and its financial services operation are its operating segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The homebuilding operating regions have historically been aggregated into a single reportable homebuilding segment. During the fourth quarter of fiscal 2006, the Company reassessed the aggregation of its operating segments, and as a result, restated its disclosure to include six separate reportable homebuilding segments and one financial services segment. Two of the homebuilding operating regions were aggregated into one reporting segment based on their economic similarities. Under this revised presentation, the Company’s reportable homebuilding segments and the states in which they have homebuilding operations are as follows:

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
     Consequently, the Company has restated the prior period segment information provided in this note to conform to the current period presentation.
     The Company’s homebuilding operations generated 98% of consolidated revenues during the six months ended March 31, 2007 and 2006, and 87% and 96% of consolidated income before income taxes during the six-month periods ended March 31, 2007 and 2006, respectively. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land for residential purposes and the construction and sale of residential homes on such land, in 27 states and 85 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2007
     The Company’s financial services segment provides mortgage banking and title agency services principally to customers of the Company’s homebuilding segments. The Company generally does not retain or service the mortgages that it originates, but, rather, sells the mortgages and related servicing rights to investors. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.
     The accounting policies of the reporting segments are described throughout Note A in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
		Restated		Restated
	2007	2006	2007	2006
	(In millions)
Revenues
Homebuilding revenues:
Northeast	$419.3	$517.3	$815.2	$918.5
Southeast	343.1	531.6	714.4	925.2
South Central	478.4	536.2	929.0	933.3
Southwest	617.0	666.2	1,219.4	1,239.3
California	498.7	912.8	1,198.0	1,639.8
West	259.7	362.4	541.7	712.2

Total homebuilding revenues	$2,616.2	$3,526.5	$5,417.7	$6,368.3
Financial services revenues	$41.9	$71.1	$108.4	$132.4

Consolidated revenues	$2,658.1	$3,597.6	$5,526.1	$6,500.7

Inventory Impairments
Northeast	$8.8	$—	$9.5	$—
Southeast	2.4	—	2.4	—
South Central	0.3	—	0.3	—
Southwest	—	—	27.1	—
California	55.8	0.4	68.9	0.4
West	—	—	—	—

Total inventory impairments	$67.3	$0.4	$108.2	$0.4

Income Before Income Taxes (1)
Homebuilding income before income taxes:
Northeast	$4.8	$48.3	$28.8	$80.3
Southeast	18.9	116.9	46.6	194.9
South Central	30.7	37.9	63.2	64.8
Southwest	36.4	113.0	49.9	223.5
California	(36.0)	141.8	(13.3)	265.7
West	21.3	83.8	50.7	192.7

Total homebuilding income before income taxes	$76.1	$541.7	$225.9	$1,021.9
Financial services income before income taxes	$7.3	$27.3	$34.5	$47.3

Consolidated income before income taxes	$83.4	$569.0	$260.4	$1,069.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2007

	March 31,	September 30,
	2007	2006
	(In millions)
Homebuilding Inventories (2):
Northeast	$1,646.2	$1,698.3
Southeast	1,947.5	1,808.4
South Central	1,423.1	1,405.3
Southwest	1,712.8	1,883.5
California	2,302.7	2,535.7
West	1,788.5	1,684.8
Corporate and unallocated (3)	388.4	327.1

Total homebuilding inventory	$11,209.2	$11,343.1

(1)	Expenses maintained at the corporate level are allocated to each region based on the region’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to the operations of the Company’s corporate office.

(2)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(3)	Primarily consists of capitalized interest and property taxes.
     In accordance with SFAS No. 142, the Company has allocated its goodwill to its reporting segments as of March 31, 2007 and September 30, 2006 as follows: Northeast $74.4 million, Southeast $11.5 million, South Central $15.9 million, Southwest $102.4 million, California $300.3 million and West $74.4 million.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2007
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
Consolidating Balance Sheet
March 31, 2007

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
ASSETS
Cash and cash equivalents	$—	$94.6	$154.8	$(30.8)	$218.6
Investments in subsidiaries	3,560.5	—	—	(3,560.5)	—
Inventories	3,398.0	7,678.1	133.1	—	11,209.2
Property and equipment, net	38.5	69.3	17.3	—	125.1
Earnest money deposits and other assets	471.0	257.5	84.8	(3.2)	810.1
Mortgage loans held for sale	—	—	568.6	—	568.6
Goodwill	—	578.9	—	—	578.9
Intercompany receivables	4,294.8	—	—	(4,294.8)	—

Total Assets	$11,762.8	$8,678.4	$958.6	$(7,889.3)	$13,510.5

LIABILITIES & EQUITY
Accounts payable and other liabilities	$636.8	$1,063.3	$101.1	$(34.0)	$1,767.2
Intercompany payables	—	4,255.3	39.5	(4,294.8)	—
Notes payable	4,586.5	5.9	508.1	—	5,100.5

Total Liabilities	5,223.3	5,324.5	648.7	(4,328.8)	6,867.7

Minority interests	—	—	103.3	—	103.3

Total Equity	6,539.5	3,353.9	206.6	(3,560.5)	6,539.5

Total Liabilities & Equity	$11,762.8	$8,678.4	$958.6	$(7,889.3)	$13,510.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2007
NOTE L — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Balance Sheet
September 30, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
ASSETS
Cash and cash equivalents	$73.5	$379.8	$134.3	$—	$587.6
Restricted cash	—	—	248.3	—	248.3
Investments in subsidiaries	3,428.5	—	—	(3,428.5)	—
Inventories	3,249.8	7,964.1	129.2	—	11,343.1
Property and equipment, net	40.5	73.2	17.7	—	131.4
Earnest money deposits and other assets	500.1	299.0	122.9	(13.5)	908.5
Mortgage loans held for sale	—	—	1,022.9	—	1,022.9
Goodwill	—	578.9	—	—	578.9
Intercompany receivables	4,814.7	—	—	(4,814.7)	—

Total Assets	$12,107.1	$9,295.0	$1,675.3	$(8,256.7)	$14,820.7

LIABILITIES & EQUITY
Accounts payable and other liabilities	$776.3	$1,288.6	$132.7	$(13.5)	$2,184.1
Intercompany payables	—	4,748.5	66.2	(4,814.7)	—
Notes payable	4,877.9	9.0	1,191.7	—	6,078.6

Total Liabilities	5,654.2	6,046.1	1,390.6	(4,828.2)	8,262.7

Minority interests	—	—	105.1	—	105.1

Total Equity	6,452.9	3,248.9	179.6	(3,428.5)	6,452.9

Total Liabilities & Equity	$12,107.1	$9,295.0	$1,675.3	$(8,256.7)	$14,820.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2007
NOTE L — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Income
Three Months Ended March 31, 2007

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
Homebuilding:
Revenues	$520.5	$2,091.5	$4.2	$—	$2,616.2
Cost of sales	382.7	1,859.0	3.0	—	2,244.7

Gross profit	137.8	232.5	1.2	—	371.5
Selling, general and administrative expense	105.0	189.2	1.8	—	296.0
Equity in income of subsidiaries	(50.7)	—	—	50.7	—
Other (income) expense	0.1	(0.6)	(0.1)	—	(0.6)

	83.4	43.9	(0.5)	(50.7)	76.1

Financial services:
Revenues	—	—	41.9	—	41.9
General and administrative expense	—	—	38.4	—	38.4
Interest expense	—	—	6.8	—	6.8
Other (income)	—	—	(10.6)	—	(10.6)

	—	—	7.3	—	7.3

Income before income taxes	83.4	43.9	6.8	(50.7)	83.4
Provision for income taxes	31.7	16.7	2.6	(19.3)	31.7

Net income	$51.7	$27.2	$4.2	$(31.4)	$51.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2007
NOTE L — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Income
Six Months Ended March 31, 2007

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
Homebuilding:
Revenues	$1,096.1	$4,309.6	$12.0	$—	$5,417.7
Cost of sales	824.4	3,770.0	7.8	—	4,602.2

Gross profit	271.7	539.6	4.2	—	815.5
Selling, general and administrative expense	216.0	370.9	4.4	—	591.3
Equity in income of subsidiaries	(203.9)	—	—	203.9	—
Other (income) expense	(0.8)	(1.5)	0.6	—	(1.7)

	260.4	170.2	(0.8)	(203.9)	225.9

Financial services:
Revenues	—	—	108.4	—	108.4
General and administrative expense	—	—	83.4	—	83.4
Interest expense	—	—	16.4	—	16.4
Other (income)	—	—	(25.9)	—	(25.9)

	—	—	34.5	—	34.5

Income before income taxes	260.4	170.2	33.7	(203.9)	260.4
Provision for income taxes	99.0	64.7	12.8	(77.5)	99.0

Net income	$161.4	$105.5	$20.9	$(126.4)	$161.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2007
NOTE L — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Income
Three Months Ended March 31, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
Homebuilding:
Revenues	$803.3	$2,721.2	$2.0	$—	$3,526.5
Cost of sales	527.2	2,086.5	1.2	—	2,614.9

Gross profit	276.1	634.7	0.8	—	911.6
Selling, general and administrative expense	128.1	234.3	2.5	—	364.9
Equity in income of subsidiaries	(427.9)	—	—	427.9	—
Loss on early retirement of debt	10.6	—	—	—	10.6
Other (income)	(3.7)	(0.3)	(1.6)	—	(5.6)

	569.0	400.7	(0.1)	(427.9)	541.7

Financial services:
Revenues	—	—	71.1	—	71.1
General and administrative expense	—	—	49.4	—	49.4
Interest expense	—	—	7.8	—	7.8
Other (income)	—	—	(13.4)	—	(13.4)

	—	—	27.3	—	27.3

Income before income taxes	569.0	400.7	27.2	(427.9)	569.0
Provision for income taxes	216.2	152.2	10.4	(162.6)	216.2

Net income	$352.8	$248.5	$16.8	$(265.3)	$352.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2007
NOTE L — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Income
Six Months Ended March 31, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
Homebuilding:
Revenues	$1,491.6	$4,872.4	$4.3	$—	$6,368.3
Cost of sales	963.0	3,686.0	2.4	—	4,651.4

Gross profit	528.6	1,186.4	1.9	—	1,716.9
Selling, general and administrative expense	205.1	480.8	4.6	—	690.5
Equity in income of subsidiaries	(753.7)	—	—	753.7	—
Loss on early retirement of debt	15.0	—	—	—	15.0
Other (income)	(7.0)	(1.3)	(2.2)	—	(10.5)

	1,069.2	706.9	(0.5)	(753.7)	1,021.9

Financial services:
Revenues	—	—	132.4	—	132.4
General and administrative expense	—	—	96.8	—	96.8
Interest expense	—	—	15.9	—	15.9
Other (income)	—	—	(27.6)	—	(27.6)

	—	—	47.3	—	47.3

Income before income taxes	1,069.2	706.9	46.8	(753.7)	1,069.2
Provision for income taxes	406.3	268.6	17.8	(286.4)	406.3

Net income	$662.9	$438.3	$29.0	$(467.3)	$662.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2007
NOTE L — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Six Months Ended March 31, 2007

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(195.4)	$223.2	$476.8	$(30.8)	$473.8

INVESTING ACTIVITIES
Purchases of property and equipment	(9.2)	(14.7)	(0.4)	—	(24.3)
Investment in subsidiary	(5.5)	—	—	5.5	—

Net cash used in investing activities	(14.7)	(14.7)	(0.4)	5.5	(24.3)

FINANCING ACTIVITIES
Net change in notes payable	(301.4)	—	(683.6)	—	(985.0)
Decrease in restricted cash	—	—	248.3	—	248.3
Net change in intercompany receivables/payables	519.8	(493.7)	(26.1)	—	—
Proceeds from stock associated with certain employee benefit plans	7.7	—	—	—	7.7
Income tax benefit from stock option exercises	4.6	—	—	—	4.6
Capital contribution from parent	—	—	5.5	(5.5)	—
Cash dividends paid	(94.1)	—	—	—	(94.1)

Net cash provided by (used in) financing activities	136.6	(493.7)	(455.9)	(5.5)	(818.5)

(Decrease) increase in cash and cash equivalents	(73.5)	(285.2)	20.5	(30.8)	(369.0)
Cash and cash equivalents at beginning of period	73.5	379.8	134.3	—	587.6

Cash and cash equivalents at end of period	$—	$94.6	$154.8	$(30.8)	$218.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2007
NOTE L — SUMMARIZED FINANCIAL INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Six Months Ended March 31, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(478.6)	$(1,456.7)	$619.6	$—	$(1,315.7)

INVESTING ACTIVITIES
Purchases of property and equipment	(9.6)	(23.5)	(2.0)	—	(35.1)

Net cash used in investing activities	(9.6)	(23.5)	(2.0)	—	(35.1)

FINANCING ACTIVITIES
Net change in notes payable	1,138.7	(0.2)	(574.6)	—	563.9
Net change in intercompany receivables/payables	(1,248.3)	1,256.5	(8.2)	—	—
Purchase of treasury stock	(36.8)	—	—	—	(36.8)
Proceeds from stock associated with certain employee benefit plans	6.4	—	—	—	6.4
Income tax benefit from stock option exercises	5.1	—	—	—	5.1
Cash dividends paid	(59.4)	—	—	—	(59.4)

Net cash (used in) provided by financing activities	(194.3)	1,256.3	(582.8)	—	479.2

(Decrease) increase in cash and cash equivalents	(682.5)	(223.9)	34.8	—	(871.6)
Cash and cash equivalents at beginning of period	726.6	381.0	42.2	—	1,149.8

Cash and cash equivalents at end of period	$44.1	$157.1	$77.0	$—	$278.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We are the largest homebuilding company in the United States based on domestic homes closed during the twelve months ended March 31, 2007. We construct and sell high quality homes through our operating divisions in 27 states and 85 metropolitan markets of the United States as of March 31, 2007, primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $90,000 to $900,000, with an average closing price of $264,200 during the six months ended March 31, 2007. Approximately 81% of home sales revenues were generated from the sale of single-family detached homes in the six months ended March 31, 2007 and 2006. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs.
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

State	Reporting Region/Market	State	Reporting Region/Market

	Northeast Region		Southwest Region
Delaware	Central Delaware	Arizona	Casa Grande
	Delaware Shore		Phoenix
Georgia	Savannah		Tucson
Illinois	Chicago	Colorado	Colorado Springs
Maryland	Baltimore		Denver
	Suburban Washington, D.C.		Ft. Collins
Minnesota	Minneapolis/St. Paul	New Mexico	Albuquerque
New Jersey	North New Jersey		Las Cruces
	South New Jersey	Texas	Lubbock
North Carolina	Brunswick County	Utah	Salt Lake City
Charlotte
	Greensboro/Winston-Salem		California Region
	Raleigh/Durham	California	Bay Area
Pennsylvania	Philadelphia		Central Valley
	Lancaster		Lancaster/Palmdale
South Carolina	Charleston		Imperial Valley
	Columbia		Los Angeles County
	Hilton Head		Orange County
	Myrtle Beach		Riverside/San Bernardino
Virginia	Northern Virginia		Sacramento
Wisconsin	Kenosha		San Diego County
Ventura County
	Southeast Region	Nevada	Reno
Alabama	Birmingham
	Huntsville		West Region
	Mobile	Hawaii	Hawaii
Florida	Daytona Beach		Kauai
	Fort Myers/Naples		Maui
	Jacksonville		Oahu
	Melbourne	Idaho	Boise
	Miami/West Palm Beach	Nevada	Las Vegas
	Ocala		Laughlin
	Orlando	Oregon	Albany
	Pensacola		Bend
	Tampa		Eugene
Georgia	Atlanta		Portland
	Macon	Washington	Bellingham
Eastern Washington
	South Central Region		Olympia
Louisiana	Baton Rouge		Seattle/Tacoma
Mississippi	Mississippi Gulf Coast		Vancouver
Oklahoma	Oklahoma City
Texas	Austin
Bryan/College Station
Dallas
Fort Worth
Houston
Killeen/Temple
Laredo
Rio Grande Valley
San Antonio
Waco

     The industry-wide softening of demand for new homes which began in fiscal 2006 has continued into the first six months of fiscal 2007. In many markets, home price appreciation over the past several years attracted real estate investors and speculators to the new and existing home markets, which contributed to further increases in home price appreciation extending into the first half of fiscal 2006. This increased home price appreciation made it more difficult for some potential homebuyers to afford a home. Therefore, many homebuyers began utilizing non-traditional financing such as adjustable rate, interest only, or other mortgage products that initially had lower monthly payments than traditional fixed rate, amortizing products. More recently, mortgage lenders are offering less non-traditional financing and have increased their underwriting standards to require higher qualifications in order to obtain a mortgage. This tightening in mortgage lending has resulted in fewer potential homebuyers able to qualify for mortgage financing.
     As price appreciation slowed during fiscal 2006, the demand from investors and speculators for new homes also slowed, resulting in an increase in new homes available for sale. At the same time, existing homes offered for sale by investors and speculators increased, and in response to higher inventories of both new and existing homes, homebuilders have increased the use of price concessions and sales incentives to continue to sell new homes. The general uncertainty surrounding the housing market has led to a decline in homebuyer consumer confidence and a reduced ability of some prospective homebuyers to sell their existing homes, both of which have caused an increase in sales contract cancellations.
     All of these factors have contributed significantly to the decrease in our net sales orders and to the decrease in gross margins on the homes we closed during the first six months of fiscal 2007. Although we believe the long-term fundamentals which support housing demand remain solid and the current negative conditions in many of our markets will moderate over time, we cannot predict the duration or severity of the current market conditions.
     Our operating strategy to meet the current homebuilding business environment includes:
•	Decreasing our SG&A infrastructure to be in line with our reduced expectations of production levels.

•	Decreasing our cost of goods purchased from both vendors and subcontractors.

•	Reducing our land and lot inventory from current levels by significantly restricting our spending for land and lot purchases and renegotiating or canceling land purchase contracts.

•	Reducing our inventory of homes under construction by limiting the construction of unsold homes.

•	Continuing to offer incentives and price reductions to increase sales as necessary to maximize returns and cash flows.

•	Continuing to modify our product offerings to provide more affordable homes.

•	Reducing our level of debt, by utilizing cash flows from operations.
     We expect that our operating strategy will generate positive cash flows in fiscal 2007 and allow us to maintain a strong balance sheet and liquidity position, providing us with flexibility to take advantage of opportunities as they become available in the future.

     Key financial results as of and for the three months ended March 31, 2007, as compared to the same period of 2006, were as follows:
•	Diluted earnings per share decreased 86% to $0.16 per share.

•	Net income decreased 85% to $51.7 million.

•	Before pre-tax charges for inventory impairments and write-offs of deposits and pre-acquisition costs related to land option contracts of $81.2 million, homebuilding pre-tax income declined 71% to $157.3 million.

•	Homebuilding revenues decreased 26% to $2.6 billion.

•	Homes closed decreased 22% to 9,792 homes and the average selling price of those homes decreased 7% to $257,500.

•	Net sales orders decreased 37% to 9,983 homes.

•	Sales order backlog decreased 33% to $4.8 billion.

•	Home sales gross margins before inventory impairments and land option cost write-offs decreased 780 basis points to 17.7%.

•	Homebuilding SG&A expenses as a percentage of homebuilding revenues increased 100 basis points to 11.3%.

•	Homebuilding debt decreased by $256.3 million to $4,592.4 million at March 31, 2007, from $4,848.7 million at March 31, 2006.

•	Stockholders’ equity increased 10% to $6.5 billion at March 31, 2007, from $5.9 billion at March 31, 2006.

•	Net homebuilding debt to total capital declined 300 basis points to 40.9%, while gross homebuilding debt to total capital declined 360 basis points to 41.3%.

•	Net cash provided by operations was $178.3 million during the quarter ended March 31, 2007.
     Key financial highlights for the six months ended March 31, 2007, as compared to the same period of 2006, were as follows:
•	Diluted earnings per share decreased 76% to $0.51 per share.

•	Net income decreased 76% to $161.4 million.

•	Homebuilding revenues decreased 15% to $5.4 billion.

•	Homes closed decreased 11% to 19,994 homes and the average selling price of those homes decreased 5% to $264,200.

•	Net sales orders decreased 31% to 18,754 homes.

•	Home sales gross margins before inventory impairments and land option cost write-offs decreased 830 basis points to 18.2%.

•	Homebuilding SG&A expenses as a percentage of homebuilding revenues increased 10 basis points to 10.9%.

•	Net cash provided by operations was $473.8 million during the six months ended March 31, 2007.

RESULTS OF OPERATIONS — HOMEBUILDING
     The following tables set forth key operating and financial data for our homebuilding operations by reporting region as of and for the three and six months ended March 31, 2007 and 2006. Based on our revised aggregation of operating segments, we have restated the 2006 amounts between regions to conform to the 2007 presentation.

	Net Sales Orders
	Three Months Ended March 31,
	Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change
Northeast	1,564	1,990	(21)%	$409.2	$510.8	(20)%	$261,600	$256,700	2%
Southeast	1,429	2,040	(30)%	315.7	523.5	(40)%	220,900	256,600	(14)%
South Central	2,734	4,151	(34)%	490.2	704.0	(30)%	179,300	169,600	6%
Southwest	2,171	3,537	(39)%	499.8	918.0	(46)%	230,200	259,500	(11)%
California	1,107	2,697	(59)%	533.5	1,236.1	(57)%	481,900	458,300	5%
West	978	1,356	(28)%	350.9	470.8	(25)%	358,800	347,200	3%

	9,983	15,771	(37)%	$2,599.3	$4,363.2	(40)%	$260,400	$276,700	(6)%

	Six Months Ended March 31,
	Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change
Northeast	2,719	3,684	(26)%	$722.3	$967.7	(25)%	$265,600	$262,700	1%
Southeast	2,801	3,835	(27)%	637.3	992.0	(36)%	227,500	258,700	(12)%
South Central	4,657	6,888	(32)%	838.7	1,176.6	(29)%	180,100	170,800	5%
Southwest	4,470	6,250	(28)%	985.8	1,654.6	(40)%	220,500	264,700	(17)%
California	2,443	4,329	(44)%	1,106.2	1,949.0	(43)%	452,800	450,200	1%
West	1,664	2,248	(26)%	601.9	790.1	(24)%	361,700	351,500	3%

	18,754	27,234	(31)%	$4,892.2	$7,530.0	(35)%	$260,900	$276,500	(6)%

	Sales Order Backlog
	As of March 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change
Northeast	2,787	4,151	(33)%	$772.2	$1,200.1	(36)%	$277,100	$289,100	(4)%
Southeast	2,027	3,331	(39)%	562.5	979.8	(43)%	277,500	294,100	(6)%
South Central	3,680	4,327	(15)%	688.6	772.5	(11)%	187,100	178,500	5%
Southwest	5,341	6,767	(21)%	1,350.4	1,821.0	(26)%	252,800	269,100	(6)%
California	1,910	3,800	(50)%	975.5	1,748.0	(44)%	510,700	460,000	11%
West	1,140	1,641	(31)%	445.5	582.5	(24)%	390,800	355,000	10%

	16,885	24,017	(30)%	$4,794.7	$7,103.9	(33)%	$284,000	$295,800	(4)%

	Homes Closed
	Three Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change
Northeast	1,413	1,951	(28)%	$366.2	$517.1	(29)%	$259,200	$265,000	(2)%
Southeast	1,433	2,051	(30)%	343.3	531.6	(35)%	239,600	259,200	(8)%
South Central	2,668	3,202	(17)%	477.4	532.8	(10)%	178,900	166,400	8%
Southwest	2,505	2,446	2%	598.8	649.9	(8)%	239,000	265,700	(10)%
California	1,038	1,919	(46)%	476.7	878.5	(46)%	459,200	457,800	—%
West	735	1,001	(27)%	259.1	362.4	(29)%	352,500	362,000	(3)%

	9,792	12,570	(22)%	$2,521.5	$3,472.3	(27)%	$257,500	$276,200	(7)%

	Six Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change
Northeast	2,834	3,427	(17)%	$747.0	$916.5	(18)%	$263,600	$267,400	(1)%
Southeast	2,922	3,623	(19)%	708.7	921.7	(23)%	242,500	254,400	(5)%
South Central	5,190	5,536	(6)%	927.9	928.3	—%	178,800	167,700	7%
Southwest	4,883	4,551	7%	1,185.6	1,216.4	(3)%	242,800	267,300	(9)%
California	2,621	3,451	(24)%	1,172.3	1,604.8	(27)%	447,300	465,000	(4)%
West	1,544	1,873	(18)%	541.1	673.7	(20)%	350,500	359,700	(3)%

	19,994	22,461	(11)%	$5,282.6	$6,261.4	(16)%	$264,200	$278,800	(5)%

	Total Homebuilding Revenues
	($ in millions)
	Three Months Ended March 31,			Six Months Ended March 31,
	2007	2006	% Change	2007	2006	% Change
Northeast	$419.3	$517.3	(19)%	$815.2	$918.5	(11)%
Southeast	343.1	531.6	(35)%	714.4	925.2	(23)%
South Central	478.4	536.2	(11)%	929.0	933.3	—%
Southwest	617.0	666.2	(7)%	1,219.4	1,239.3	(2)%
California	498.7	912.8	(45)%	1,198.0	1,639.8	(27)%
West	259.7	362.4	(28)%	541.7	712.2	(24)%

	$2,616.2	$3,526.5	(26)%	$5,417.7	$6,368.3	(15)%

	Inventory Impairments and Land Option Cost Write-offs
	(In millions)
	Three Months Ended March 31,
	2007			2006
		Land			Land
	Inventory	Option Cost		Inventory	Option Cost
	Impairments	Write-offs	Total	Impairments	Write-offs	Total
Northeast	$8.8	$1.8	$10.6	$—	$1.5	$1.5
Southeast	2.4	2.5	4.9	—	0.5	0.5
South Central	0.3	1.1	1.4	—	0.2	0.2
Southwest	—	1.4	1.4	—	1.8	1.8
California	55.8	5.5	61.3	0.4	2.3	2.7
West	—	1.6	1.6	—	0.4	0.4

	$67.3	$13.9	$81.2	$0.4	$6.7	$7.1

	Six Months Ended March 31,
	2007			2006
		Land			Land
	Inventory	Option Cost		Inventory	Option Cost
	Impairments	Write-offs	Total	Impairments	Write-offs	Total
Northeast	$9.5	$6.5	$16.0	$—	$2.0	$2.0
Southeast	2.4	8.6	11.0	—	0.7	0.7
South Central	0.3	3.9	4.2	—	0.2	0.2
Southwest	27.1	5.0	32.1	—	2.8	2.8
California	68.9	16.0	84.9	0.4	4.3	4.7
West	—	10.6	10.6	—	0.5	0.5

	$108.2	$50.6	$158.8	$0.4	$10.5	$10.9

	Homebuilding Income Before Income Taxes (1)
	($ in millions)
	Three Months Ended March 31,				Six Months Ended March 31,
	2007		2006		2007		2006
		% of Region		% of Region		% of Region		% of Region
	$’s	Revenues	$’s	Revenues	$’s	Revenues	$’s	Revenues
Northeast	$4.8	1.1%	$48.3	9.3%	$28.8	3.5%	$80.3	8.7%
Southeast	18.9	5.5%	116.9	22.0%	46.6	6.5%	194.9	21.1%
South Central	30.7	6.4%	37.9	7.1%	63.2	6.8%	64.8	6.9%
Southwest	36.4	5.9%	113.0	17.0%	49.9	4.1%	223.5	18.0%
California	(36.0)	(7.2)%	141.8	15.5%	(13.3)	(1.1)%	265.7	16.2%
West	21.3	8.2%	83.8	23.1%	50.7	9.4%	192.7	27.1%

	$76.1	2.9%	$541.7	15.4%	$225.9	4.2%	$1,021.9	16.0%

(1)	Expenses maintained at the corporate level are allocated to each region based on the region’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to the operations of our corporate office.

	Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Gross profit – Home sales	17.7%	25.5%	18.2%	26.5%
Gross profit – Land/lot sales	5.9%	62.9%	9.6%	63.1%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(3.1)%	(0.2)%	(2.9)%	(0.2)%
Gross profit – Total homebuilding	14.2%	25.8%	15.1%	27.0%
Selling, general and administrative expense	11.3%	10.3%	10.9%	10.8%
Loss on early retirement of debt	—%	0.3%	—%	0.2%
Other (income)	—%	(0.2)%	—%	(0.2)%
Income before income taxes	2.9%	15.4%	4.2%	16.0%
Net Sales Orders and Backlog
     Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations. The value of net sales orders decreased 40%, to $2,599.3 million (9,983 homes) for the three months ended March 31, 2007, from $4,363.2 million (15,771 homes) for the same period of 2006. The value of net sales orders decreased 35%, to $4,892.2 million (18,754 homes) for the six months ended March 31, 2007, from $7,530.0 million (27,234 homes) for the same period of 2006. The number of net sales orders decreased 37% and 31% for the three and six-month periods ended March 31, 2007, respectively, reflecting the continued softening of demand for new homes in most homebuilding markets. We believe the most significant factors contributing to the slowing of demand for new homes in most of our markets include an increase in the supply of existing homes for sale, a reduction in investor purchases, a decrease in the availability of mortgage financing for some potential homebuyers and a decline in homebuyer consumer confidence. Additionally, we believe that the rapid price appreciation of new and existing homes in many markets over the past several years has reduced the number of potential homebuyers able to afford a home. Many prospective homebuyers continue to approach the purchase decision more tentatively due to continued increases in price concessions and sales incentives offered on both new and existing homes, concern over their ability to sell an existing home or obtain mortgage financing and the general uncertainty surrounding the housing market.
     In comparing the three and six-month periods ended March 31, 2007 to the same periods of 2006, the value of net sales orders decreased by 20% or more in all six of our market regions. These decreases were primarily due to similar decreases in the number of homes sold in each region. Our Southeast and Southwest regions also experienced decreases in their average selling prices in the three and six-month periods due to increased use of price concessions and sales incentives and a shift to more affordable products in those regions.
     The most significant decline in net sales orders in the second quarter of fiscal 2007 occurred in our California region, with 59% fewer homes sold than in the same period of fiscal 2006. Home sales in our California markets were negatively impacted by a reduction in the pool of qualified buyers due to a lack of housing affordability and the decline of mortgage availability, as well as a pricing strategy that did not result in acceptable home sales levels. This second quarter pricing strategy was implemented primarily because our home inventory had been reduced to a level in our first quarter that was more in line with our inventory target levels. As a result, in our second quarter, we implemented the pricing strategy of providing lower discounts and incentives in many of our California projects. This pricing strategy generated fewer sales than we expected, and as a result we are modifying or closely monitoring, on a project by project basis, that pricing strategy for the remainder of the fiscal year.
     Our sales order cancellation rates (sales orders cancelled divided by gross sales orders) during the three and six months ended March 31, 2007 were 32% and 33%, respectively, which exceeded our typical historical range of 16% to 20%, but improved from our cancellation rate of 40% in the fourth quarter of fiscal 2006. A significant portion of the increase in cancellations above historical levels was due to our prospective homebuyers being unable to sell their existing homes. In light of the current market conditions, we do not expect our cancellation rate to decline in the remainder of fiscal 2007.

     In the three and six months ended March 31, 2007, the average price of our net sales orders decreased 6% to $260,400 and $260,900, respectively, from $276,700 and $276,500, respectively, in the comparable periods of 2006. The average price of our net sales orders decreased in our Southwest and Southeast regions, due primarily to price reductions and increased incentives in our Arizona and Florida markets. In general, our pricing is dependent on the demand for our homes, and declines in our average selling prices during the three and six-month periods were due in large part to increases in the use of price reductions and sales incentives. We also continually monitor and may adjust our product and geographic mix and pricing within our homebuilding markets in an effort to keep our core product offerings affordable for our target customer base, typically first-time and move-up homebuyers. This can also contribute to decreases in the average selling price.
     Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. In the past, our backlog has been a reliable indicator of the level of closings in our two subsequent fiscal quarters, although this relationship may change if our cancellation rates or unsold homes in inventory remain above normal levels.
     At March 31, 2007, the value of our backlog of sales orders was $4,794.7 million (16,885 homes), a decrease of 33% from $7,103.9 million (24,017 homes) at March 31, 2006. The average sales price of homes in backlog was $284,000 at March 31, 2007, down 4% from the $295,800 average at March 31, 2006. The value of our sales order backlog decreased in all of our market regions, with the largest percentage decreases occurring in our California and Southeast regions. We continue to operate in difficult sales environments with higher than normal cancellation rates in most of our markets.
Home Sales Revenue and Gross Profit
     Revenues from home sales decreased 27%, to $2,521.5 million (9,792 homes closed) for the three months ended March 31, 2007, from $3,472.3 million (12,570 homes closed) for the comparable period of 2006. Revenues from home sales decreased 16%, to $5,282.6 million (19,994 homes closed) for the six months ended March 31, 2007, from $6,261.4 million (22,461 homes closed) for the comparable period of 2006. The average selling price of homes closed during the three months ended March 31, 2007 was $257,500, down 7% from the $276,200 average for the same period of 2006. The average selling price of homes closed during the six months ended March 31, 2007 was $264,200, down 5% from the $278,800 average for the same period of 2006. Home sales revenues decreased in all six of our market regions during the three-month period, led by decreases of 46% and 35% in our California and Southeast regions, respectively. The decreases in our current period home sales revenues were the result of slowing demand and the resulting decline in net sales order volume that has occurred in recent quarters.
     The number of homes closed in the three and six months ended March 31, 2007 decreased 22% and 11%, respectively, due to decreases in five of our six market regions. As a result of the decline in net sales orders in recent quarters, we expect to close fewer homes in the third and fourth quarters of the current year than we did in the same periods of fiscal 2006. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and amount of revenue we will generate.
     Total homebuilding gross profit decreased by 59%, to $371.5 million for the three months ended March 31, 2007, from $911.6 million for the comparable period of 2006. For the six months ended March 31, 2007, total homebuilding gross profit decreased by 53%, to $815.5 million, from $1,716.9 million for the comparable period of 2006. Including sales of both homes and land/lots, as well as impairment charges and land option cost write-offs, total homebuilding gross profit as a percentage of homebuilding revenues decreased 1,160 basis points, to 14.2% in the three months ended March 31, 2007, from 25.8% in the comparable period of 2006. Including sales of both homes and land/lots, as well as impairment charges and land option cost write-offs, total homebuilding gross profit as a percentage of homebuilding revenues decreased 1,190 basis points, to 15.1% in the six months ended March 31, 2007, from 27.0% in the comparable period of 2006.
     Gross profit from home sales decreased by 49%, to $447.1 million for the three months ended March 31, 2007, from $884.6 million for the comparable period of 2006, and, as a percentage of home sales revenues decreased 780 basis points, to 17.7%. The primary factor reducing our home sales gross profit margin was the difficult market conditions discussed above, which narrowed the range between our selling prices and costs of our homes in most of our markets, causing a decline of approximately 850 basis points in home sales gross profit as a percentage of home sales revenues. Due to the current sales environment in many of our markets, we have offered a variety of incentives and price concessions, which affect our gross profit margin by reducing the selling price of the home, or by increasing the cost of the home without a proportional increase in the selling price. As a result of the current market conditions and compounded by our high cancellation rate, we have a larger than normal supply of unsold homes. In order to reduce our inventory of unsold homes, we are offering greater discounts and incentives to sell these homes. This strategy helped reduce our unsold homes in inventory by approximately 2,100 units from September 30, 2006, but also contributed to a decline in our home sales gross profit. The 850 basis point home sales gross margin decline caused by the difficult market conditions was partially offset by an improvement of 100 basis points due primarily to an increase in the relative number of home closings in our more profitable Arizona markets. The remaining portion of the decrease in home sales gross margin was primarily the result of an increase in the amortization of capitalized interest as a percentage of home sales revenues.
     Gross profit from home sales decreased by 42%, to $961.3 million for the six months ended March 31, 2007, from $1,660.3 million for the comparable period of 2006, and, as a percentage of home sales revenues decreased 830 basis points, to 18.2%. Generally, the factors impacting gross margin for the six-month period ended March 31, 2007 were similar to those discussed for the three-month period. Specifically, the weaker market conditions contributed 860 basis points to the decline, while the relative increase in closings from the higher margin markets offset the decline by 50 basis points. The remaining decrease was primarily the result of an increase in the amortization of capitalized interest as a percentage of home sales revenues.
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” land inventory and related development costs are reviewed for potential write-downs when impairment indicators are present. SFAS No. 144 requires that in the event the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by estimates of revenues, costs, and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Our determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams.
     In accordance with SFAS No. 144, valuation adjustments are recorded on finished homes when events or circumstances indicate that the carrying values are greater than the fair value less costs to sell these homes.
     During the second quarter of fiscal 2007, communities under development with a combined carrying value of $1,149.3 million at March 31, 2007, had indicators of potential impairment and were evaluated for impairment. Our analyses of these projects generally assumed flat to reduced revenues as compared with current sales orders for the particular project or revenues realized from comparable projects. On a limited number of projects in unique circumstances, we may have assumed slight increases in revenues over the remaining expected life of the project. We determined that projects with a carrying value of $255.5 million, the majority of which were in California, were impaired. Consequently, we recorded impairment charges of $67.3 million to reduce the carrying value of the impaired projects to their estimated fair value during the three months ended March 31, 2007. Of the remaining $893.8 million of such projects with impairment indicators, 35% are in California, 25% are in Florida and 21% are in Colorado. During the six months ended March 31, 2007 and 2006, we recorded impairment charges of $108.2 million and $0.4 million, respectively. It is possible that our estimate of undiscounted cash flows from these projects may change and could result in a future need to record impairment charges to write these assets down to fair value. Additionally, if conditions in the homebuilding industry worsen in the future and as we re-evaluate specific project pricing and incentive strategies, we may be required to evaluate additional projects for potential impairment which may result in additional impairment charges and such charges could be significant.
     We periodically write off earnest money deposits and pre-acquisition costs related to land and lot option contracts which we no longer plan to pursue. During the three months ended March 31, 2007 and 2006, we wrote off $13.9 million and $6.7 million, respectively, of earnest money deposits and pre-acquisition costs related to land purchase option contracts which we determined we would not pursue. During the six months ended March 31, 2007 and 2006, we wrote off $50.6 million and $10.5 million, respectively, of earnest money deposits and pre-acquisition costs related to land purchase option contracts which we determined we would not pursue. Should the current weak homebuilding market conditions persist and we are unable to successfully renegotiate certain land purchase contracts, we may write off additional earnest money deposits and pre-acquisition costs.
     In the three and six-month periods ended March 31, 2007, inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by 310 basis points and 290 basis points, respectively.
Land Sales Revenue and Gross Profit
     Land sales revenues increased 75%, to $94.7 million for the three months ended March 31, 2007, and 26% to $135.1 million for the six months ended March 31, 2007, from $54.2 million and $106.9 million, respectively, in the comparable periods of 2006. The gross profit percentage from land sales decreased to 5.9% for the three months ended March 31, 2007, from 62.9% in the comparable period of the prior year, and to 9.6% for the six months ended March 31, 2007 from 63.1% in the prior year. The fluctuations in revenues and gross profit percentages from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers. When we have the opportunity or need to sell land or lots, the resulting land sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales can fluctuate significantly from period to period.
Selling, General and Administrative Expense
     Selling, general and administrative (SG&A) expenses from homebuilding activities decreased by 19% to $296.0 million in the three months ended March 31, 2007, and decreased 14%, to $591.3 million, in the six months ended March 31, 2007, from the comparable periods of 2006. As a percentage of homebuilding revenues, SG&A expenses increased 100 basis points, to 11.3% in the three-month period ended March 31, 2007, and increased 10 basis points, to 10.9%, in the six-month period ended March 31, 2007. The largest component of our homebuilding SG&A is employee compensation and related costs, which represented approximately 58% of SG&A costs in the three and six-month periods of fiscal 2007, and approximately 64% of SG&A costs in the comparable periods of fiscal 2006. Those costs decreased by 29% and 22%, to $169.0 million and $344.1 million, respectively, in the three and six months ended March 31, 2007, from the comparable periods of 2006. These decreases were largely due to decreases in incentive compensation, which is primarily based on profitability, and reductions in the number of employees to match our current and anticipated home closing levels. Our homebuilding operations employed approximately 6,100 and 8,100 employees at March 31, 2007 and 2006, respectively.
     Our homebuilding SG&A expense as a percentage of revenues can vary significantly between quarters, depending largely on the fluctuations in quarterly revenue levels. We will continually adjust our SG&A infrastructure to support our expected closings volume; however, we cannot make assurances that our actions will permit us to maintain or improve upon the current SG&A expense as a percentage of revenues. If future home closings are lower than our expectations, our future SG&A percentage may continue to increase.
Interest Incurred
     We capitalize interest costs only to inventory under construction or development. During the three and six-month periods in both years, our inventory under construction or development exceeded our debt; therefore, we capitalized all interest from homebuilding debt. Interest amortized to cost of sales was 2.5% of total cost of sales in the three months ended March 31, 2007, compared to 2.3% in the same period of 2006. Interest amortized to cost of sales was 2.4% of total cost of sales in the six months ended March 31, 2007, compared to 2.2% in the same period of 2006.
     During the three months ended March 31, 2007, interest incurred related to homebuilding debt decreased by 4%, to $78.4 million, while our average homebuilding debt decreased by 1%. During the six months ended March 31, 2007, interest incurred related to homebuilding debt increased by 4%, to $156.5 million, while our average homebuilding debt increased by 9%. Interest incurred is directly related to the average level of our homebuilding debt outstanding during the period; however, the improvement in interest costs relative to our debt is attributable to our ongoing efforts to replace our older higher interest rate notes with notes bearing lower interest rates.

Loss on Early Retirement of Debt
     During the six months ended March 31, 2006, we recorded a loss of $15.0 million related to the early retirement of debt. The loss was comprised of a $4.4 million charge for the unamortized fees associated with the early renewal of our revolving credit facility in the first quarter of fiscal 2006, and a $10.6 million charge for the call premium and the unamortized discount and issuance costs related to the early redemption of our 9.375% senior notes in the second quarter of fiscal 2006.
Other Income
     Other income, net of other expenses, associated with homebuilding activities was $0.6 million in the three months ended March 31, 2007, compared to $5.6 million in the comparable period of 2006. Other income, net of other expenses, associated with homebuilding activities was $1.7 million in the six months ended March 31, 2007, compared to $10.5 million in the comparable period of 2006. A major component of other income in all four periods was interest income, while an increase in the fair value of our interest rate swaps was also a significant component in the 2006 periods.
Homebuilding Income Before Income Taxes
     Income before income taxes from homebuilding activities decreased 86%, to $76.1 million for the three months ended March 31, 2007, and decreased 78%, to $225.9 million for the six months ended March 31, 2007, as compared to the same periods of 2006. As a percentage of homebuilding revenues, income before income taxes decreased 1,250 basis points, to 2.9% in the three-month period, and 1,180 basis points, to 4.2% in the six-month period, from the comparable periods of 2006. The decreases in income before income taxes as a percentage of revenues are due to decreases in gross profit and increases in SG&A expenses as percentages of homebuilding revenues, as previously described. Continued or additional deterioration of market conditions in the homebuilding industry and related availability of mortgage financing may further reduce profitability, and may also result in further asset impairment charges against income in future periods.
Goodwill
     At March 31, 2007, we had $578.9 million in goodwill, which we evaluate for impairment annually or when circumstances warrant an earlier review. We have allocated our goodwill to our reporting regions as follows, as of March 31, 2007 and September 30, 2006: Northeast $74.4 million, Southeast $11.5 million, South Central $15.9 million, Southwest $102.4 million, California $300.3 million and West $74.4 million. Although no goodwill impairment charges were recorded for the six months ended March 31, 2007, if market conditions continue to deteriorate in our reporting regions, we may be required to record goodwill impairment charges in the future, and such charges could be significant.
Homebuilding Results by Reporting Region
     Northeast Region — Homebuilding revenues decreased 19% and 11% in the three and six months ended March 31, 2007, respectively, from the comparable periods of 2006, primarily due to decreases in the number of homes closed, as well as slight decreases in the average selling price of those homes. Income before income taxes for the region decreased 90% and 64% in the three and six months ended March 31, 2007, respectively, compared to the same periods of 2006. Income before income taxes as a percentage of revenues (operating margin) decreased 820 and 520 basis points to 1.1% and 3.5% for the three and six months ended March 31, 2007, respectively, from the comparable periods of 2006. The decrease in operating margin was primarily due to a decrease in the region’s core home sales gross profit percentage (home sales gross profit percentage excluding impairments and earnest money and pre-acquisition cost write-offs) of 400 and 280 basis points in the three and six months ended March 31, 2007, respectively, compared to the same periods of 2006. The gross margin declines in our New Jersey and South Carolina markets had the greatest impact on the overall decreases. In addition, the recording of inventory impairment charges and earnest money and pre-acquisition cost write-offs of $10.6 million and $16.0 million in the three and six months ended March 31, 2007, respectively, contributed to the decline in the region’s gross profit.

     Southeast Region — Homebuilding revenues decreased 35% and 23% in the three and six months ended March 31, 2007, respectively, from the comparable periods of 2006, primarily due to decreases in the number of homes closed, as well as slight decreases in the average selling price of those homes. Income before income taxes for the region decreased 84% and 76% in the three and six months ended March 31, 2007, respectively, compared to the same periods of 2006. Operating margin decreased 1,650 and 1,460 basis points, to 5.5% and 6.5% for the three and six months ended March 31, 2007, respectively, from the comparable periods of 2006. The decrease in operating margin was primarily due to a decrease in the region’s core home sales gross profit percentage of 1,190 and 1,080 basis points in the three and six months ended March 31, 2007, respectively, compared to the same periods of 2006. In addition, the recording of inventory impairment charges and earnest money and pre-acquisition cost write-offs of $4.9 million and $11.0 million in the three and six months ended March 31, 2007, respectively, contributed to the decline in the region’s gross profit. The gross margin declines in our Florida markets had the greatest impact on the overall decreases due to the increased use of sales incentives and price reductions. Should the Florida markets continue to be challenging, we will re-evaluate our pricing strategy, which may further compress gross margin and lead to additional impairment charges.
     South Central Region — Homebuilding revenues decreased 11% in the three months ended March 31, 2007, from the comparable period of 2006, primarily due to decreases in the number of homes closed, partially offset by slight increases in the average selling price of those homes. Homebuilding revenues were unchanged during the six months ended March 31, 2007. Income before income taxes for the region decreased 19% and 2% in the three and six months ended March 31, 2007, respectively, compared to the same periods of 2006. Operating margin decreased 70 and 10 basis points, to 6.4% and 6.8% for the three and six months ended March 31, 2007, respectively, from the comparable periods of 2006. The decrease in operating margin was primarily due to a decrease in the region’s core home sales gross profit percentage of 100 basis points in both the three and six months ended March 31, 2007, respectively, compared to the same periods of 2006, largely due to softening in the Fort Worth, Dallas and San Antonio markets. The recording of inventory impairment charges and earnest money and pre-acquisition cost write-offs of $1.4 million and $4.2 million in the three and six months ended March 31, 2007, respectively, also contributed to the decline in the region’s gross profit.
     Southwest Region — Homebuilding revenues decreased 7% and 2% in the three and six months ended March 31, 2007, respectively, from the comparable periods of 2006, primarily due to decreases in the average selling price of homes closed. Income before income taxes for the region decreased 68% and 78% in the three and six months ended March 31, 2007, respectively, compared to the same periods of 2006. Operating margin decreased 1,110 and 1,390 basis points, to 5.9% and 4.1% for the three and six months ended March 31, 2007, respectively, from the comparable periods of 2006. The decrease in operating margin was primarily due to a decrease in the region’s core home sales gross profit percentage of 1,000 and 1,080 basis points in the three and six months ended March 31, 2007, respectively, compared to the same periods of 2006. The gross margin declines in our Phoenix market had the greatest impact on the overall decreases due to the increased use of incentives and price reductions. In addition, the recording of inventory impairment charges, mostly in our Denver markets, and earnest money and pre-acquisition cost write-offs of $1.4 million and $32.1 million in the three and six months ended March 31, 2007, respectively, contributed to the decline in the region’s gross profit.
     California Region — Homebuilding revenues decreased 45% and 27% in the three and six months ended March 31, 2007, respectively, from the comparable periods of 2006, primarily due to decreases in the number of homes closed, as well as slight decreases in the average selling price of those homes in the six-month period. During the three and six months ended March 31, 2007, the region had losses of $36.0 million and $13.3 million, respectively, compared to income before income taxes of $141.8 million and $265.7 million in the comparable periods of 2006. Operating margin decreased 2,270 and 1,730 basis points to a loss of 7.2% and 1.1% for the three and six months ended March 31, 2007, respectively, from the comparable periods of 2006. The decrease in operating margin was primarily due to the recording of inventory impairment charges and earnest money and pre-acquisition cost write-offs of $61.3 million and $84.9 million in the three and six months ended March 31, 2007, respectively. In addition, decreases in the region’s core home sales gross profit percentage of 710 and 930 basis points occurred in the three and six months ended March 31, 2007, respectively. The gross profit declines in our Northern California markets had the greatest impact on the overall core gross profit decreases. As we reconsider our project-by-project pricing strategies in California in response to current market conditions, gross margins may be further compressed, leading to additional impairment charges.

     West Region — Homebuilding revenues decreased 28% and 24% in the three and six months ended March 31, 2007, respectively, from the comparable periods of 2006, primarily due to decreases in the number of homes closed, as well as slight decreases in the average selling price of those homes. Income before income taxes for the region decreased 75% and 74% in the three and six months ended March 31, 2007, respectively, compared to the same periods of 2006. Operating margin decreased 1,490 and 1,770 basis points, to 8.2% and 9.4% for the three and six months ended March 31, 2007, respectively, from the comparable periods of 2006. The decrease in operating margin was primarily due to a decrease in the region’s core home sales gross profit percentage of 1,060 and 980 basis points in the three and six months ended March 31, 2007, respectively, compared to the same periods of 2006. The gross profit declines in our Las Vegas and Hawaii markets had the greatest impact on the overall decreases. In addition, the recording of earnest money and pre-acquisition cost write-offs of $1.6 million and $10.6 million in the three and six months ended March 31, 2007, respectively, contributed to the decline in the region’s gross profit.
RESULTS OF OPERATIONS — FINANCIAL SERVICES
     The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and six month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,			Six Months Ended March 31,
	2007	2006	% Change	2007	2006	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	6,628	8,366	(21)%	13,721	14,712	(7)%
Number of homes closed by D.R. Horton	9,792	12,570	(22)%	19,994	22,461	(11)%
Mortgage capture rate	68%	67%		69%	66%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	8,845	11,692	(24)%	18,998	20,490	(7)%
Total number of loans originated or brokered by DHI Mortgage	9,287	12,304	(25)%	20,056	21,780	(8)%
Captive business percentage	95%	95%		95%	94%
Loans sold by DHI Mortgage to third parties	8,777	11,798	(26)%	20,405	22,613	(10)%

	Three Months Ended March 31,			Six Months Ended March 31,
	2007	2006	% Change	2007	2006	% Change
			($ in millions)
Loan origination fees	$10.3	$13.8	(25)%	$24.0	$25.2	(5)%
Sale of servicing rights and gains from sale of mortgages	14.6	37.0	(61)%	50.6	68.9	(27)%
Other revenues	6.4	7.6	(16)%	12.7	15.0	(15)%

Total mortgage banking revenues	31.3	58.4	(46)%	87.3	109.1	(20)%
Title policy premiums, net	10.6	12.7	(17)%	21.1	23.3	(9)%

Total revenues	41.9	71.1	(41)%	108.4	132.4	(18)%
General and administrative expense	38.4	49.4	(22)%	83.4	96.8	(14)%
Interest expense	6.8	7.8	(13)%	16.4	15.9	3%
Other (income)	(10.6)	(13.4)	(21)%	(25.9)	(27.6)	(6)%

Income before income taxes	$7.3	$27.3	(73)%	$34.5	$47.3	(27)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
General and administrative expense	91.6%	69.5%	76.9%	73.1%
Interest expense	16.2%	11.0%	15.1%	12.0%
Other (income)	(25.3)%	(18.8)%	(23.9)%	(20.8)%
Income before income taxes	17.4%	38.4%	31.8%	35.7%
Mortgage Loan Activity
     The volume of loans originated and brokered by our mortgage operations is directly related to the number and value of homes closed by our homebuilding operations. Total first-lien loans originated or brokered by DHI Mortgage for our homebuyers decreased 21% and 7% in the three and six months ended March 31, 2007, respectively, from the comparable periods of 2006. These decreases were lower than the 22% and 11% decreases in the number of homes closed in the three and six months ended March 31, 2007, respectively, because of an increase in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing). In the three and six-month current year periods, our mortgage capture rate increased to 68% and 69%, respectively, from 67% and 66% in the comparable prior year periods.
     Home closings from our homebuilding operations constituted 95% of DHI Mortgage loan originations in both the three and six-month periods ended March 31, 2007, compared to 95% and 94% in the respective prior year periods. Maintaining this rate reflects DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations.
     The number of loans sold to third-party investors decreased 26% and 10% in the three and six months ended March 31, 2007, respectively, from the comparable periods of 2006. The decreases were primarily due to decreases in the number of mortgage loans originated as compared to the prior year periods.
     During the second quarter of fiscal 2007, the market for certain non-traditional mortgage loans changed substantially, resulting in the reduced availability of some loan products that had been available to borrowers. These affected loan products were generally characterized by high combined loan-to-value ratios in combination with less required documentation than traditional mortgage loans. Such loans had constituted approximately half of our total originations in the twelve-month period ended March 31, 2007. While the availability of these particular loan products declined, originations of traditional conforming, conventional loans, and FHA or VA insured loans increased by the end of our second quarter.
Financial Services Revenues and Expenses
     Revenues from the financial services segment decreased 41% and 18%, to $41.9 million and $108.4 million in the three and six months ended March 31, 2007, respectively, from the comparable periods of 2006. During the three and six months ended March 31, 2007, gains from the sale of mortgages were reduced by $13.9 million and $15.6 million, respectively, due to recording loss allowances for loans held in portfolio and loans held for sale, and reserves for expected losses related to loans sold with recourse. These increases in the loss allowances and reserves reflect the current market conditions on non-traditional products as described above, as well as potential repurchase obligations that exist on certain loans previously sold. The remaining decreases in the three and six-month periods were primarily due to decreases in the number of mortgage loans originated and sold. The majority of the revenues associated with our mortgage operations are recognized when the mortgage loans and related servicing rights are sold to third-party investors.
     General and administrative (G&A) expenses associated with financial services decreased 22% and 14%, to $38.4 million and $83.4 million in the three and six months ended March 31, 2007, respectively, from the comparable periods of 2006. The largest component of our financial services G&A expenses is employee compensation and related costs, which represented approximately 75% of G&A costs in all four periods presented. Those costs decreased 25%, to $28.3 million and 16% to $62.8 million in the three and six months ended March 31, 2007, respectively, compared to the respective prior year periods, primarily due to reductions in the number of employees to be in line with current and anticipated loan origination and title service levels. Our financial services operations employed approximately 1,300 and 1,800 employees at March 31, 2007 and 2006, respectively. As a percentage of financial services revenues, G&A expenses in the three and six-month periods ended March 31, 2007 increased 2,210 basis points, to 91.6%, and 380 basis points, to 76.9%, respectively, from the comparable periods of 2006. These increases were primarily due to the reduction in revenue related to the increases in the loss allowances and reserves discussed above.
RESULTS OF OPERATIONS — CONSOLIDATED
Income Before Income Taxes
     Income before income taxes for the three months ended March 31, 2007 decreased 85% from the comparable period of 2006, to $83.4 million. Income before income taxes for the six months ended March 31, 2007 decreased 76% from the comparable period of 2006, to $260.4 million. As a percentage of revenues, income before income taxes for the three months ended March 31, 2007 was 3.1%, a decrease of 1,270 basis points from the comparable period of 2006. As a percentage of revenues, income before income taxes for the six months ended March 31, 2007 was 4.7%, a decrease of 1,170 basis points from the comparable period of 2006. The primary factor contributing to these changes was homebuilding’s pre-tax operating margin, which decreased 1,250 basis points in the three months ended March 31, 2007, and 1,180 basis points in the six months ended March 31, 2007, from the comparable periods of 2006.
Provision for Income Taxes
     The consolidated provision for income taxes for the three and six months ended March 31, 2007 decreased 85% and 76%, respectively, from the comparable periods of 2006, to $31.7 million and $99.0 million respectively, due to the corresponding decrease in income before income taxes. The effective income tax rate was 38.0% in all four periods.
CAPITAL RESOURCES AND LIQUIDITY
     We have funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt securities. As we utilize our capital resources and liquidity to fund our operations, we have focused on maintaining a strong balance sheet.
     At March 31, 2007, our ratio of net homebuilding debt to total capital was 40.9%, increasing slightly from 40.7% at September 30, 2006, but decreasing from 43.9% at March 31, 2006. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash divided by total capital net of cash (homebuilding notes payable net of cash plus stockholders’ equity). Homebuilding notes payable does not include the balance of liabilities, if any, associated with consolidated land inventory not owned. Our target operating range for net homebuilding debt to total capital is below 45%, so the 40.9% at March 31, 2007 is in line with our operating target. We remain focused on maintaining our liquidity and strengthening our balance sheet so we can be flexible in reacting to market conditions.
     We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its debt is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include homebuilding cash as a reduction of our homebuilding debt and total capital. For comparison to our ratios of net homebuilding debt to capital above, at March 31, 2007 and 2006, and at September 30, 2006, our ratios of homebuilding debt to total capital, without netting cash balances, were 41.3%, 44.9%, and 43.1%, respectively.
     We believe that we will be able to continue to fund our homebuilding and financial services operations and our future cash needs (including debt maturities) through a combination of our existing cash resources, cash flows from operations, our existing or renewed credit facilities and, if needed, the issuance of new debt securities through the public capital markets.

Homebuilding Capital Resources
     Cash and Cash Equivalents — At March 31, 2007, we had available homebuilding cash and cash equivalents of $68.2 million.
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
     We had $500.0 million in cash borrowings outstanding on our homebuilding revolving credit facility at March 31, 2007, and $800.0 million in cash borrowings outstanding at September 30, 2006. Under the debt covenants associated with our revolving credit facility, if we have fewer than two investment grade senior unsecured debt ratings from Moody’s Investors Service, Fitch Ratings and Standard and Poor’s Corporation, our additional homebuilding borrowing capacity under the facility is limited to the lesser of the unused portion of the facility, $1.9 billion at March 31, 2007, or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on our revolving credit facility may not exceed certain percentages of the various categories of our unencumbered inventory. We currently hold investment grade ratings from all three rating agencies, so the borrowing base limitation is not currently in effect.
     Our revolving credit facility also imposes restrictions on our operations and activities, including limits on investments, cash dividends, stock repurchases and incurrence of indebtedness, and requires maintenance of a maximum leverage ratio, a minimum level of tangible net worth and a minimum ratio of earnings before income taxes, depreciation, amortization, asset valuation adjustments and noncash gains and losses to interest incurred. At March 31, 2007, we were in compliance with all of the covenants, limitations and restrictions that form a part of our bank revolving credit facility and our public debt obligations. Our continued borrowing availability depends on our ability to remain in compliance with these covenants, limitations and restrictions. Additionally, if it appears that we will not be able to comply with these requirements in the future, the debt rating agencies could issue a negative outlook on, or downgrade, our debt rating, which could make it more difficult and expensive to obtain additional financing.
     Repayments of Public Unsecured Debt — In March 2007, we called for redemption our 8.5% senior notes due 2012. The notes were redeemed on April 15, 2007 at an aggregate price of approximately $260.6 million, plus accrued interest. Concurrent with the redemption, we recorded a loss related to the early retirement of debt of approximately $12.1 million in April 2007, representing the call premium and the unamortized discount and fees related to the redeemed notes. We used proceeds from our revolving credit facility for the redemption.
     Shelf Registration Statements – We have an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission, registering debt and equity securities which we may issue from time to time in amounts to be determined. Also, at March 31, 2007, we had the capacity to issue approximately 22.5 million shares of common stock under our acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.
Financial Services Capital Resources
     Cash and Cash Equivalents — At March 31, 2007, we had available financial services cash and cash equivalents of $150.4 million.
     Mortgage Warehouse Loan Facility – Our wholly-owned mortgage company has a $540 million mortgage warehouse loan facility that was renewed on March 30, 2007 to extend its maturity from April 6, 2007 to March 28, 2008. Under the accordion provision of the credit agreement, the total capacity may be increased to $750 million upon consent of the lenders. At March 31, 2007, we had borrowings of $138.1 million outstanding under the mortgage warehouse facility.

     Our borrowing capacity under this facility is limited to the lesser of the unused portion of the facility or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the amount that may be drawn on our mortgage warehouse facility varies based upon the underlying loan product of each eligible mortgage loan. Substantially all of our mortgage originations are eligible, with advance rates typically ranging from 95% to 98% of the unpaid principal balance of each loan.
     Commercial Paper Conduit Facility – Our wholly-owned mortgage company also has an $800 million commercial paper conduit facility (the “CP conduit facility”) that matures June 27, 2009, subject to the annual renewal of the 364-day backup liquidity feature. This credit facility, which previously had a capacity of $1.2 billion, was amended in December 2006 to reduce the capacity to $800 million, adjusting its size to seasonal volume levels. At March 31, 2007, we had borrowings of $370.0 million outstanding under the CP conduit facility.
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
     The mortgage warehouse loan facility and the CP conduit facility are not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. Borrowings under both facilities are secured by certain mortgage loans held for sale. Additionally, at September 30, 2006, borrowings under the CP conduit facility were secured by restricted cash arising from borrowings under the facility prior to the assignment of mortgage loans held for sale as collateral. At March 31, 2007, there were no borrowings under the facility prior to the assignment of mortgage loans held for sale, and therefore, no cash was restricted under this facility. The mortgage loans assigned to secure the CP conduit facility are used as collateral for asset-backed commercial paper issued by multi-seller conduits in the commercial paper market. At March 31, 2007, our mortgage loans held for sale totaled $568.6 million. All mortgage company activities are financed with the mortgage warehouse facility, the CP conduit facility or internally generated funds. Both of our financial services credit facilities contain financial covenants as to our mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required net income. At March 31, 2007, our mortgage subsidiary was in compliance with all of these covenants.
Operating Cash Flow Activities
     For the six months ended March 31, 2007, net cash provided by our operating activities was $473.8 million, as compared to $1.3 billion of cash used in such activities during the comparable period of the prior year. The net cash provided by operations for the six months ended March 31, 2007 was primarily the result of cash provided from net income and decreases in mortgage loans held for sale and home inventories, offset by cash used to reduce accounts payable and other liabilities and to increase residential land and lot inventories.
     The principal reason for the increase in operating cash flows for the six months ended March 31, 2007 was our decision to limit our investment in inventory as evidenced by only a $4.2 million increase in owned inventory in the period, compared to a $2.4 billion cash investment for inventory growth in the same period of 2006. In light of the challenging market conditions, we have substantially slowed our purchases of land and lots and restricted the number of homes under construction to reduce our inventory to better match our current rate of home sales. We do continue to invest in the development of land that we own in order to provide lots for our expected future home sales and closings. Our ability to reduce our inventory levels in the near term is, however, partially dependent upon our ability to close a sufficient number of homes in the next few quarters. To the extent our inventory levels decrease during the remainder of fiscal 2007, we expect continued net positive cash flows from operating activities, assuming all other factors remain constant.
     Another significant factor affecting our operating cash flows for the six months ended March 31, 2007 was the decrease in mortgage loans held for sale of $454.3 million during the period. The decrease in mortgage loans held for sale was due to a decrease in the number of loans originated during the second quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. We expect to continue to use cash to fund an increase in mortgage loans held for sale in quarters when our homebuilding closings grow. However, in periods when home closings are flat or decline as compared to prior periods, or if our mortgage capture rate declines, the amounts of net cash used may be reduced or we may generate positive cash flows from reductions in the balances of mortgage loans held for sale.
Investing Cash Flow Activities
     For the six months ended March 31, 2007 and 2006, cash used in investing activities represented net purchases of property and equipment, primarily model home furniture and office equipment. Such purchases are not significant relative to our total assets or cash flows and typically do not vary significantly from period to period.
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
     During the three months ended March 31, 2007, our Board of Directors declared a quarterly cash dividend of $0.15 per common share, which was paid on February 9, 2007 to stockholders of record on January 26, 2007. A quarterly cash dividend of $0.10 per common share was declared during the three months ended March 31, 2006.
     In April 2007, our Board of Directors declared a quarterly cash dividend of $0.15 per common share, payable on May 18, 2007 to stockholders of record on May 4, 2007. A quarterly cash dividend of $0.10 per common share was declared in the comparable quarter of fiscal 2006.
Changes in Capital Structure
     In November 2006, our Board of Directors authorized the repurchase of up to $463.2 million of the Company’s common stock and the repurchase of debt securities of up to $500 million. These authorizations replaced the previous common stock and debt securities repurchase authorizations. Additionally, both authorizations were extended to November 30, 2007. As of March 31, 2007, the full amount of both authorizations remained available for repurchases.
OTHER COMMITMENTS
     In the normal course of business, we provide standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At March 31, 2007, outstanding standby letters of credit and surety bonds, the majority of which mature in less than one year, were $124.8 million and $2.4 billion, respectively.

LAND AND LOT POSITION AND HOMES IN INVENTORY
     The following is a summary of our land and lot position and homes in inventory at March 31, 2007 and September 30, 2006:

	As of March 31, 2007				As of September 30, 2006
		Lots				Lots
		Controlled				Controlled
	Lots Owned –	Under Lot	Total		Lots Owned –	Under Lot	Total
	Developed	Option and	Land/Lots	Homes	Developed	Option and	Land/Lots	Homes
	and Under	Similar	Owned and	in	and Under	Similar	Owned and	in
	Development	Contracts	Controlled	Inventory	Development	Contracts	Controlled	Inventory
Northeast	21,000	23,000	44,000	3,600	22,000	31,000	53,000	4,200
Southeast	30,000	20,000	50,000	4,700	32,000	33,000	65,000	5,200
South Central	32,000	22,000	54,000	6,400	34,000	36,000	70,000	7,400
Southwest	46,000	10,000	56,000	5,400	52,000	12,000	64,000	5,800
California	16,000	12,000	28,000	3,800	19,000	15,000	34,000	3,900
West	31,000	3,000	34,000	2,200	31,000	6,000	37,000	2,000

	176,000	90,000	266,000	26,100	190,000	133,000	323,000	28,500

	66%	34%	100%		59%	41%	100%

     In the ordinary course of business, we enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At March 31, 2007, we owned or controlled approximately 266,000 lots, 34% of which were lots under option or similar contracts, compared with approximately 323,000 lots at September 30, 2006.
     At March 31, 2007, we controlled approximately 90,000 lots with a total remaining purchase price of approximately $2.6 billion under land and lot option purchase contracts, with a total of $163.8 million in earnest money deposits. Our lots controlled include approximately 19,000 optioned lots with a remaining purchase price of approximately $609 million for which we do not expect to exercise our option to purchase the land or lots, but the contract has not yet been terminated. Therefore, we have written off $26.8 million in earnest money deposits related to these 19,000 lots, resulting in a net earnest money deposit balance of $137.0 million at March 31, 2007.
     Within the land and lot option purchase contracts in force at March 31, 2007, there were a limited number of contracts, representing only $39.7 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Additionally, pursuant to the provisions of Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” as amended (FIN 46), issued by the Financial Accounting Standards Board (FASB), we consolidated certain variable interest entities with assets of $96.9 million related to some of our outstanding land and lot option purchase contracts.
     At March 31, 2007, we had a total of approximately 26,100 homes in inventory, including approximately 2,100 model homes and approximately 1,300 unsold homes that had been completed for more than six months. At September 30, 2006, we had a total of approximately 28,500 homes in inventory, including approximately 1,900 model homes and approximately 440 unsold homes that had been completed for more than six months. Of our total homes in inventory, 46% and 50% were unsold at March 31, 2007 and September 30, 2006, respectively. Of our unsold homes in inventory, approximately 4,300 were completed at March 31, 2007 and approximately 5,000 were completed at September 30, 2006.
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

SEASONALITY
     We have typically experienced seasonal variations in our quarterly operating results and capital requirements. In prior years, we generally had more homes under construction, closed more homes and had greater revenues and operating income in the third and fourth quarters of our fiscal year. This seasonal activity increased our working capital requirements for our homebuilding operations during the third and fourth fiscal quarters and increased our funding requirements for the mortgages we originated in our financial services segment at the end of these quarters. As a result, our results of operations and financial position at the end of the second fiscal quarter were not necessarily representative of the balance of our fiscal year.
     In fiscal 2006, 57% of our consolidated revenues was attributable to operations in the third and fourth fiscal quarters. In contrast to our typical seasonal results, due to softening homebuilding market conditions during fiscal 2006, only 46% of our consolidated operating income was attributable to operations in the third and fourth fiscal quarters. This decrease was primarily due to the increased use of incentives to sell homes and inventory impairment charges and land option cost write-offs recorded during the third and fourth quarters of fiscal 2006. Given the current market conditions, we can make no assurances that our typical historical seasonal patterns of increased revenues and operating income will continue in our third and fourth quarters of fiscal 2007.
SAFE HARBOR STATEMENT AND RISKS
     Some of the statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:
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
     Our mortgage company is exposed to interest rate risk associated with its mortgage loan origination services. Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific investor through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party investors. We manage interest rate risk related to uncommitted IRLCs through the use of forward sales of mortgage-backed securities (FMBS) and the purchase of Eurodollar Futures Contracts (EDFC) on certain loan types. FMBS and EDFC related to IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recognized in current earnings. FMBS and EDFC related to funded, uncommitted loans are designated as fair value hedges, with changes in the value of the derivative instruments recognized in current earnings, along with changes in the value of the funded, uncommitted loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the three and six months ended March 31, 2007 and 2006 was not significant, is recognized in current earnings. At March 31, 2007, FMBS, EDFC and put options on both EDFC and mortgage-backed securities (MBS) to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $389.8 million. Uncommitted IRLCs, the duration of which are generally less than six months, totaled approximately $207.9 million, and uncommitted mortgage loans held for sale totaled approximately $70.6 million at March 31, 2007. The fair value of the FMBS, EDFC and IRLCs at March 31, 2007 was an insignificant amount.
     In an effort to stimulate home sales by potentially offering homebuyers a below market interest rate on their home financing, we began a program during the third quarter of fiscal 2006 which protects us from future increases in interest rates related to potential mortgage originations. To accomplish this, we purchase forward rate agreements (FRAs) and economic interest rate hedges in the form of FMBS and put options on both EDFC and MBS. Additionally, during the second quarter of fiscal 2007, in response to heightened volatility in the secondary mortgage markets, we entered into FRAs to secure the delivery and sale of potential non-traditional mortgage originations, characterized by high combined loan-to-value ratios in combination with less required documentation. These FRAs generally related to loan commitments for borrowers with sales contracts in our homebuilding backlog. At March 31, 2007, these potential mortgage loan originations totaled approximately $132.5 million. The notional amount of the FRAs was $105.7 million, while the remaining $26.8 million in mortgage loan commitments was hedged with economic interest rate hedges of $398.8 million in EDFC put options and $6.4 million in MBS put options. Both the FRAs and economic interest rate hedges have various maturities not exceeding twelve months. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. The gains and losses for the three and six months ended March 31, 2007 were not significant.

     The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2007. The interest rates for our variable rate debt represent the weighted average interest rates in effect at March 31, 2007. In addition, the table sets forth the notional amounts, weighted average interest rates and estimated fair value of our interest rate swaps. Because the mortgage warehouse credit facility and CP conduit facility are secured by certain mortgage loans held for sale which are typically sold within 60 days, the outstanding balances at March 31, 2007 are included in the variable rate maturities for the six months ended September 30, 2007.

	Six Months
	Ending								Fair value
	September 30,	Fiscal Year Ending September 30,							at
	2007	2008	2009	2010	2011	2012	Thereafter	Total	3/31/07
				($ in millions)
Debt:
Fixed rate	$278.7	$221.9	$592.8	$409.0	$450.0	$314.6	$1,850.0	$4,117.0	$4,070.7
Average interest rate	8.6%	7.6%	7.3%	6.9%	7.0%	5.4%	6.1%	6.7%
Variable rate	$508.1	$—	$—	$—	$500.0	$—	$—	$1,008.1	$1,008.1
Average interest rate	5.7%	—	—	—	6.1%	—	—	5.9%
Interest Rate Swaps:
Variable to fixed	$200.0	$200.0	$—	$—	$—	$—	$—	$—	$—
Average pay rate	5.1%	5.0%	—	—	—	—	—	—
Average receive rate	90-day LIBOR
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.
     There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     (a) At the Company’s Annual Meeting of Stockholders held on January 25, 2007 (the “Annual Meeting”), the stockholders re-elected each of the seven members of the Board of Directors of the Company to serve until the Company’s next annual meeting of stockholders and until their respective successors are elected and qualified. The names of the seven directors, the number of votes cast for and the number of votes withheld were as follows:

Name	Votes For	Votes Withheld
Donald R. Horton	268,101,176	14,085,030
Bradley S. Anderson	268,825,730	13,360,476
Michael R. Buchanan	271,805,226	10,380,980
Richard I. Galland	260,053,224	22,132,982
Michael W. Hewatt	273,243,132	8,943,074
Donald J. Tomnitz	269,798,861	12,387,345
Bill W. Wheat	256,548,585	25,637,621
     (b) At the Annual Meeting, the stockholders voted against a stockholder proposal concerning a majority vote standard for the election of directors. The number of votes cast for and against the proposal and the number of abstentions and broker non-votes were as follows:

Votes For	Votes Against	Abstained	Broker Non-Votes
103,868,714	143,808,050	1,783,804	32,725,638
ITEM 5. OTHER INFORMATION
     During our second quarter of fiscal 2007, we entered into a Second Amendment to our Revolving Credit Agreement, which is filed herewith as Exhibit 10.2 and is incorporated by reference into this Item 5. The primary purposes of the Second Amendment were to clarify the definition of “EBITDA” and to adjust our interest coverage ratio covenant threshold in line with other investment grade homebuilding companies.

ITEM 6. EXHIBITS
(a)	Exhibits.

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992. (1)

3.2	Amended and Restated Bylaws of the Company. (2)

10.1	First Amendment to Second Amended and Restated Credit Agreement and to Second Amended and Restated Pledge and Security Agreement between DHI Mortgage Company, Ltd. and U.S. Bank National Association, JPMorgan Chase Bank and Lenders dated March 30, 2007. (3)

10.2	Second Amendment to Revolving Credit Agreement, dated March 14, 2007, among the Registrant, and Wachovia Bank, National Association, as Administrative Agent, and the Guarantors and Lenders named therein. (*)

31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer. (*)

32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer. (*)

*	Filed herewith.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the SEC on February 16, 1999.

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 30, 2007 and filed with the SEC on April 5, 2007.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date: May 4, 2007	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)