Form 10-Q
period 2007-06-30
HORTON D R INC /DE/
filed 2007-08-09
CIK 882184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Common stock, $.01 par value — 314,740,604 shares as of August 1, 2007

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2007	2006
	(In millions)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$4.9	$457.8
Inventories:
Construction in progress and finished homes	4,207.5	4,322.8
Residential land and lots — developed and under development	5,869.5	6,737.0
Land held for development	359.4	182.9
Land inventory not owned	150.9	100.4

	10,587.3	11,343.1
Property and equipment, net	117.9	131.4
Deferred income taxes	735.9	374.0
Earnest money deposits and other assets	315.3	442.4
Goodwill	153.3	578.9

	11,914.6	13,327.6

Financial Services:
Cash and cash equivalents	55.9	129.8
Restricted cash	—	248.3
Mortgage loans held for sale	469.0	1,022.9
Other assets	54.5	92.1

	579.4	1,493.1

Total assets	$12,494.0	$14,820.7

LIABILITIES
Homebuilding:
Accounts payable	$807.6	$982.3
Accrued expenses and other liabilities	982.0	1,143.0
Notes payable	4,598.0	4,886.9

	6,387.6	7,012.2

Financial Services:
Accounts payable and other liabilities	24.8	58.8
Notes payable to financial institutions	318.8	1,191.7

	343.6	1,250.5

	6,731.2	8,262.7

Minority interests	85.1	105.1

STOCKHOLDERS’ EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 318,289,660 shares issued and 314,634,427 shares outstanding at June 30, 2007 and 316,899,545 shares issued and 313,246,745 shares outstanding at September 30, 2006	3.2	3.2
Additional capital	1,686.7	1,658.4
Retained earnings	4,083.5	4,887.0
Treasury stock, 3,655,233 shares at June 30, 2007 and 3,652,800 shares at September 30, 2006, at cost	(95.7)	(95.7)

	5,677.7	6,452.9

Total liabilities and stockholders’ equity	$12,494.0	$14,820.7

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions, except per share data)
	(Unaudited)
Homebuilding:
Revenues:
Home sales	$2,470.5	$3,581.4	$7,753.1	$9,842.7
Land/lot sales	77.6	12.2	212.7	119.2

	2,548.1	3,593.6	7,965.8	9,961.9

Cost of sales:
Home sales	2,058.8	2,727.8	6,380.2	7,328.8
Land/lot sales	65.6	6.7	187.6	46.2
Inventory impairments and land option cost write-offs	852.0	60.9	1,010.8	71.8

	2,976.4	2,795.4	7,578.6	7,446.8

Gross profit (loss):
Home sales	411.7	853.6	1,372.9	2,513.9
Land/lot sales	12.0	5.5	25.1	73.0
Inventory impairments and land option cost write-offs	(852.0)	(60.9)	(1,010.8)	(71.8)

	(428.3)	798.2	387.2	2,515.1

Selling, general and administrative expense	267.5	356.4	858.9	1,046.9
Goodwill impairment	425.6	—	425.6	—
Loss on early retirement of debt	12.1	—	12.1	15.0
Other (income)	(3.9)	(2.9)	(5.7)	(13.4)

	(1,129.6)	444.7	(903.7)	1,466.6

Financial Services:
Revenues	50.0	74.2	158.3	206.6
General and administrative expense	36.0	50.8	119.3	147.6
Interest expense	4.1	8.7	20.5	24.7
Other (income)	(8.3)	(12.8)	(34.2)	(40.4)

	18.2	27.5	52.7	74.7

Income (loss) before income taxes	(1,111.4)	472.2	(851.0)	1,541.3
Provision for (benefit from) income taxes	(287.6)	179.4	(188.7)	585.7

Net income (loss)	$(823.8)	$292.8	$(662.3)	$955.6

Basic net income (loss) per common share	$(2.62)	$0.94	$(2.11)	$3.06

Net income (loss) per common share assuming dilution	$(2.62)	$0.93	$(2.11)	$3.02

Cash dividends declared per common share	$0.15	$0.10	$0.45	$0.29

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended June 30,
	2007	2006
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(662.3)	$955.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	48.3	40.7
Amortization of debt discounts and fees	4.9	3.6
Stock option compensation expense	9.1	8.1
Income tax benefit from stock option exercises	(8.0)	(8.2)
Deferred income taxes	(361.9)	(28.5)
Loss on redemption of senior and senior subordinated notes	12.1	10.6
Inventory impairments and land option cost write-offs	1,010.8	71.8
Goodwill impairment	425.6	—
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(96.7)	(2,192.7)
Increase in residential land and lots — developed, under development, and held for development	(84.2)	(1,379.2)
Decrease (increase) in earnest money deposits and other assets	129.4	(12.2)
Decrease in mortgage loans held for sale	553.9	512.6
Decrease in accounts payable, accrued expenses and other liabilities	(433.8)	(46.3)

Net Cash Provided By (Used In) Operating Activities	547.2	(2,064.1)

INVESTING ACTIVITIES
Purchases of property and equipment	(32.7)	(66.2)

Cash Used In Investing Activities	(32.7)	(66.2)

FINANCING ACTIVITIES
Proceeds from notes payable	2,560.0	4,829.2
Repayment of notes payable	(3,745.3)	(3,577.9)
Decrease in restricted cash	248.3	—
Increase in book overdraft	18.9	—
Purchase of treasury stock	—	(36.8)
Proceeds from stock associated with certain employee benefit plans	10.0	8.5
Income tax benefit from stock option exercises	8.0	8.2
Cash dividends paid	(141.2)	(90.6)

Net Cash (Used In) Provided By Financing Activities	(1,041.3)	1,140.6

DECREASE IN CASH AND CASH EQUIVALENTS	(526.8)	(989.7)
Cash and cash equivalents at beginning of period	587.6	1,149.8

Cash and cash equivalents at end of period	$60.8	$160.1

Supplemental disclosures of noncash activities:
Notes payable issued for inventory	$4.3	$38.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires), as well as certain variable interest entities required to be consolidated pursuant to Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” as amended (FIN 46), issued by the Financial Accounting Standards Board (FASB). All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal, recurring accruals and the asset impairment charges discussed below) considered necessary for a fair presentation have been included. These financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006. Certain reclassifications have been made in the prior year’s financial statements to conform to classifications used in the current year.
Seasonality
     Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and nine-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
Business
     The Company is a national homebuilder that is engaged primarily in the construction and sale of single-family housing in 83 markets and 27 states in the United States at June 30, 2007. The Company designs, builds and sells single-family detached houses on lots developed by the Company and on finished lots which it purchases, ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. Periodically, the Company sells land and lots it has developed or bought. The Company also provides title agency and mortgage brokerage services, principally to its homebuyers. The Company generally does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.
NOTE B — INVENTORIES AND COST OF SALES
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” land inventory and related communities under development are reviewed for potential write-downs when impairment indicators are present. SFAS No. 144 requires that in the event the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by estimates of the amounts and timing of revenues and costs and other factors which, in turn, are impacted by local market economic conditions and the actions of competitors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company’s determination of fair value is primarily based on discounting the

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2007
estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams.
     In accordance with SFAS No. 144, valuation adjustments are recorded on finished homes in substantially completed projects when events or circumstances indicate that the carrying values are greater than the fair value less costs to sell these homes.
     During the third quarter of fiscal 2007, the difficult conditions within the homebuilding industry became more challenging. Continued high inventory levels of both new and existing homes, elevated cancellation rates, low sales absorption rates, affordability issues and overall weak consumer confidence persisted, and the effects of these factors were further magnified by a decline in availability of mortgage products due to further credit tightening in the mortgage markets. These factors, combined with the Company’s disappointing sales results, further declines in sales order prices and the decline in gross profits from home sales revenues during the quarter, have led to the Company’s more cautious outlook for the homebuilding industry and its impact on the Company’s business. This outlook reflects the Company’s belief that housing market conditions will continue to be challenging and may deteriorate further, and that the timing of a recovery in the housing market is increasingly unclear.
     When the Company performed its quarterly inventory impairment analysis in accordance with SFAS No. 144, the assumptions utilized in the analysis incorporated this more cautious outlook, which reflects the expectation that the challenging conditions in the homebuilding industry will last longer and have a greater impact than the Company believed in prior periods. Consequently, the Company’s strategy to reduce its inventory and lot position will likely take longer and require additional price concessions and incentives than previously anticipated. Therefore, the Company’s impairment evaluation indicated a significantly greater number of projects with impairment indicators than in prior periods. The analysis of each of these projects assumed that sales prices in future periods will be equal to or lower than current sales order prices in each project or for comparable projects. While it is difficult to determine a timeframe for a given project in the current market conditions, the Company estimated the remaining lives of these projects to range from six months to in excess of ten years. Through this evaluation process, the Company determined that projects with a carrying value of $2,117.4 million, the largest portions of which were in the California, West, Southeast and Southwest regions, were impaired. As a result, during the three months ended June 30, 2007, the Company recorded impairment charges totaling $835.8 million to reduce the carrying value of the impaired projects to their estimated fair value. During the nine months ended June 30, 2007 and 2006, impairment charges totaled $943.9 million and $4.2 million, respectively.
     If conditions in the homebuilding industry or specific markets in which the Company operates worsen in the future beyond current expectations, and as the Company re-evaluates specific project pricing and incentive strategies, the Company may be required to evaluate additional projects or re-evaluate previously impaired projects for potential impairment. These evaluations may result in additional impairment charges, and such charges could be material.
     From time to time, the Company writes off earnest money deposits and pre-acquisition costs related to land and lot option contracts which it no longer plans to pursue. During the three-month periods ended June 30, 2007 and 2006, the Company wrote off $16.2 million and $57.1 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts. During the nine-month periods ended June 30, 2007 and 2006, the Company wrote off $66.9 million and $67.6 million of such deposits and costs, respectively.
NOTE C — GOODWILL
     Goodwill represents the excess of purchase price over net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill for potential impairment annually as of September 30 or more frequently if an event occurs or circumstances change that indicate the remaining balance of goodwill may not be recoverable. At June 30, 2007, the Company determined that an interim test to assess the recoverability of goodwill was necessary because of the significant amount of inventory tested for impairment under SFAS No. 144, the current market conditions in the homebuilding industry and the decline in the Company’s stock price.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2007
     In analyzing the potential impairment of goodwill, SFAS No. 142 prescribes a two-step process that begins with the estimation of the fair value of the reporting units. If the results of the first step indicate that impairment potentially exists, the second step is performed to measure the amount of the impairment, if any. Impairment is determined to exist when the estimated fair value of goodwill is less than its carrying value. At June 30, 2007, the Company, with the assistance of an independent valuation firm, completed the first step of its goodwill impairment analysis.
     The Company estimated the fair value of its reporting units primarily utilizing the expected present values of future cash flows, supported with a market based assessment of fair value for the reporting units, and concluded an impairment loss was probable and could be reasonably estimated for reporting units within its Northeast, Southeast, California and West reporting segments. Based on the results of the first step of the Company’s goodwill impairment analysis, the goodwill balances in the Southeast, California and West reporting segments were estimated to be completely impaired, and the goodwill balance related to the Northeast reporting segment was estimated to be partially impaired. As a result, during the three months ended June 30, 2007, the Company recorded non-cash impairment charges totaling $425.6 million related to the write-off of goodwill in these reporting segments. Only approximately 17% of these goodwill impairment charges is deductible for tax purposes.
     The Company, with the assistance of an independent valuation firm, is still in the process of finalizing its goodwill evaluation, and expects to complete the full evaluation during the fourth quarter of fiscal 2007. It is possible that there may be additional impairment in the Northeast reporting segment, up to the balance of the remaining goodwill, or other adjustments to the Company’s preliminary estimates once the second step of the goodwill impairment analysis has been completed. Any further adjustments to the Company’s preliminary estimates as a result of completing this evaluation will be recorded in the financial statements and disclosed in the Company’s annual report on Form 10-K for the year ended September 30, 2007.
     After recording the current quarter write-offs, the Company’s goodwill balances by reporting segment as of June 30, 2007 and September 30, 2006 were as follows:

	June 30,	September 30,
	2007	2006
	(In millions)
Goodwill:
Northeast	$35.0	$74.4
Southeast	—	11.5
South Central	15.9	15.9
Southwest	102.4	102.4
California	—	300.3
West	—	74.4

Total Goodwill	$153.3	$578.9

NOTE D — EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2007
     The following table sets forth the denominators used in the computation of basic earnings (loss) and diluted earnings per share for the three and nine months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
		(In millions)
Denominator for basic earnings (loss) per share— weighted average common shares	314.3	312.8	313.9	312.7
Effect of dilutive securities:
Employee stock options	—	3.0	—	4.0

Denominator for diluted earnings (loss) per share— adjusted weighted average common shares	314.3	315.8	313.9	316.7

     For the three and nine months ended June 30, 2007, all outstanding stock options were excluded from the computation of the diluted loss per share because they were antidilutive due to the net losses recorded during the periods. For the three and nine months ended June 30, 2006, options to purchase 3.0 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, their effect would have been antidilutive.
NOTE E —LAND INVENTORY NOT OWNED
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
     The consolidation of these variable interest entities added $82.5 million in land inventory not owned and minority interests related to entities not owned to the Company’s balance sheet at June 30, 2007. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $13.0 million and performance letters of credit, promissory notes and surety bonds totaling $0.8 million. Creditors, if any, of these variable interest entities have no recourse against the Company.
     For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits, which totaled $87.5 million at June 30, 2007.
     Additionally, the Company evaluates land and lot option purchase contracts in accordance with SFAS No. 49, “Accounting for Product Financing Arrangements,” and added $68.4 million in land inventory not owned, with a corresponding increase to accrued expenses and other liabilities, to the Company’s balance sheet at June 30, 2007 as a result of this evaluation.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2007
NOTE F — NOTES PAYABLE
     The Company’s notes payable at their principal amounts, net of unamortized discounts, as applicable, consist of the following:

	June 30,	September 30,
	2007	2006
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility	$750.0	$800.0
7.5% senior notes due 2007	215.0	215.0
5% senior notes due 2009, net	199.8	199.7
8% senior notes due 2009, net	384.5	384.3
4.875% senior notes due 2010, net	249.2	249.0
9.75% senior subordinated notes due 2010, net	149.5	149.4
7.875% senior notes due 2011, net	199.1	199.0
6% senior notes due 2011, net	249.5	249.4
8.5% senior notes due 2012, net	—	248.6
5.375% senior notes due 2012	300.0	300.0
6.875% senior notes due 2013	200.0	200.0
5.875% senior notes due 2013	100.0	100.0
6.125% senior notes due 2014, net	197.8	197.7
5.625% senior notes due 2014, net	248.4	248.3
5.25% senior notes due 2015, net	298.1	297.9
5.625% senior notes due 2016, net	297.8	297.7
6.5% senior notes due 2016, net	499.1	499.0
Secured and other	60.2	51.9

	$4,598.0	$4,886.9

Financial Services:
Mortgage warehouse facility	$118.8	$371.7
Commercial paper conduit facility	200.0	820.0

	$318.8	$1,191.7

     The Company has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.
Homebuilding:
     In November 2006, the Company increased the size of its $2.15 billion unsecured revolving credit facility, which includes a $1.0 billion letter of credit sub-facility, to $2.5 billion and extended its maturity by one year to December 16, 2011. The revolving credit facility has an uncommitted $400 million accordion provision which could be used, with the consent of the lenders, to increase the facility to $2.9 billion. The Company’s borrowing capacity under this facility is reduced by the amount of letters of credit outstanding. At June 30, 2007, the Company’s borrowing capacity under the facility was $1.7 billion. The facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of homebuilding debt to total capitalization and its senior unsecured debt rating. The interest rate of the unsecured revolving credit facility at June 30, 2007 was 6.1% per annum. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2007
     In November 2006, the Board of Directors authorized the repurchase of up to $500 million of the Company’s outstanding debt securities, replacing the previous debt securities repurchase authorization of $200 million, and extending its term to November 30, 2007. All of the $500 million authorization was remaining at June 30, 2007.
     On April 15, 2007, the Company redeemed its 8.5% senior notes due 2012 at an aggregate redemption price of approximately $260.6 million, plus accrued interest. Concurrent with the redemption, the Company recorded a loss related to the early retirement of debt of approximately $12.1 million, representing the call premium and the unamortized discount and fees related to the redeemed notes.
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
     At June 30, 2007, under the most restrictive covenants in effect, cash dividend payments for the remainder of fiscal 2007 were limited to $442.3 million, and approximately $2.4 billion was available for all restricted payments in the future.
     In July 2007, the Company amended its revolving credit facility agreement to change the restriction on cash dividends. Under the amended agreement, payment of dividends is permitted provided there is no payment default under the facility, the Company is in compliance with certain financial covenants under the agreement, and such payments do not cause the Company not to be in compliance with those financial covenants.
  Financial Services:
     The Company’s mortgage subsidiary has a $540 million mortgage warehouse loan facility, which was renewed on March 30, 2007 to extend its maturity from April 6, 2007 to March 28, 2008. Under the accordion provision of the credit agreement, the total capacity may be increased to $750 million upon consent of the lenders. The mortgage warehouse facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of its homebuilding debt. The borrowing capacity under this facility is limited to the lesser of the unused portion of the facility or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the amount drawn on the facility may not exceed 98% of all eligible mortgage loans held for sale and made available to the lenders to secure any borrowings under the facility. Borrowings bear daily interest at the 30-day LIBOR rate plus a fixed premium. The interest rate of the mortgage warehouse line payable at June 30, 2007 was 6.1% per annum.
     The Company’s mortgage subsidiary also has a $600 million commercial paper conduit facility (the CP conduit facility), that matures June 27, 2009, subject to the annual renewal of the 364-day backup liquidity feature. This credit facility, which previously had a capacity of $1.2 billion, was amended in December 2006 to reduce the capacity to $800 million, and upon renewal of the backup liquidity feature in June 2007, was further amended to reduce the capacity to $600 million. The CP conduit facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of its homebuilding debt. Additionally, at September 30, 2006, borrowings under the CP conduit facility were secured by cash arising from borrowings under the facility made prior to the assignment of mortgage loans held for sale as collateral. At June 30, 2007, there were no borrowings under the facility prior to the assignment of mortgage loans held for sale, and therefore, no cash was restricted under this facility. The mortgage loans assigned to secure the CP conduit facility are used as collateral for asset-backed commercial paper issued by multi-seller conduits in the commercial paper market. The interest rate of the CP conduit line payable at June 30, 2007 was 5.6% per annum.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2007
NOTE G — HOMEBUILDING INTEREST
     The Company capitalizes homebuilding interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Additionally, the Company impairs a portion of the capitalized interest related to projects for which inventory impairments are recorded in accordance with SFAS No. 144. The following table summarizes the Company’s homebuilding interest costs incurred (which does not include losses on early retirement of debt), capitalized, charged to cost of sales and impaired during the three and nine-month periods ended June 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)
Capitalized interest, beginning of period	$334.7	$246.8	$288.9	$200.6
Interest incurred	76.0	85.4	232.5	236.0
Interest amortized to cost of sales	(60.8)	(60.1)	(171.5)	(164.5)
Interest impaired	(25.1)	—	(25.1)	—

Capitalized interest, end of period	$324.8	$272.1	$324.8	$272.1

NOTE H — WARRANTY COSTS
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
     Changes in the Company’s warranty liability were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)
Warranty liability, beginning of period	$120.8	$124.7	$130.4	$121.6
Warranties issued	11.6	18.8	36.9	51.7
Changes in liability for pre-existing warranties	(4.2)	(1.8)	(12.8)	(7.7)
Settlements made	(12.2)	(13.3)	(38.5)	(37.2)

Warranty liability, end of period	$116.0	$128.4	$116.0	$128.4

NOTE I — MORTGAGE LOANS
     Mortgage Loans - Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Loans that have been closed but not committed to a third-party investor are matched primarily with either forward sales of mortgage-backed securities (FMBS) or Eurodollar Futures Contracts (EDFC) that are designated as fair value hedges. Hedged loans are either committed to third-party investors within three days of origination or pooled and committed in bulk to third-party investors typically within 30 days of origination. The notional amounts of the FMBS and the EDFC used to hedge mortgage loans held for sale can vary in relationship to the underlying loan amounts, depending on the typical movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the three and nine months ended June 30, 2007 and 2006 was not significant, is recognized in current earnings. As of June 30, 2007, the Company had $126.3 million in loans not committed to third-party investors which were hedged with $209.0 million of FMBS, EDFC and put options on both EDFC and mortgage-backed securities (MBS).

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2007
     Mortgage loans held for sale are stated at the lower of aggregate cost or fair market value. Some of the loans sold by DHI Mortgage are sold with limited recourse provisions and may be required to be repurchased under certain conditions including if certain specified payment(s), generally initial payment(s), are not made by the borrowers. The Company records loss allowances for loans held in portfolio and loans held for sale, and reserves for losses related to loans sold with recourse, utilizing estimates based on historical experience and current market conditions. The Company has recorded total loss allowances and reserves for loans held in portfolio, loans held for sale and loans sold with recourse of $26.5 million and $15.6 million at June 30, 2007 and September 30, 2006, respectively.
     Loan Commitments - To meet the financing needs of its customers, the Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value. At June 30, 2007, the Company’s IRLCs totaled $419.2 million.
     The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments, FMBS and the purchase of EDFC. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. As of June 30, 2007, the Company had approximately $159.2 million of best-efforts whole loan delivery commitments and $398.7 million outstanding of FMBS, EDFC and put options on both EDFC and MBS related to its uncommitted IRLCs.
     In an effort to stimulate home sales by potentially offering homebuyers a below market interest rate on their home financing, the Company began a program during the third quarter of fiscal 2006 which protects it from future increases in interest rates related to potential mortgage originations. To accomplish this, the Company purchases forward rate agreements (FRAs) and economic interest rate hedges in the form of FMBS and put options on both EDFC and MBS. Additionally, during the second quarter of fiscal 2007, in response to heightened volatility in the secondary mortgage markets, the Company entered into FRAs to secure the delivery and sale of certain potential non-traditional mortgage originations, characterized by high combined loan-to-value ratios in combination with less required documentation. These FRAs generally related to loan commitments for borrowers with sales contracts in the Company’s homebuilding backlog. At June 30, 2007, these potential mortgage loan originations totaled approximately $115.0 million. The notional amount of the FRAs was $78.4 million, while the remaining $36.6 million in mortgage loan commitments was hedged with economic interest rate hedges of $516.0 million in EDFC put options and $14.0 million in MBS put options. Both the FRAs and economic interest rate hedges have various maturities not exceeding twelve months. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. The gains and losses for the three and nine months ended June 30, 2007 were not significant.
NOTE J — STOCKHOLDERS’ EQUITY
     During the three months ended June 30, 2007, the Board of Directors declared a quarterly cash dividend of $0.15 per common share, which was paid on May 18, 2007 to stockholders of record on May 4, 2007. A quarterly cash dividend of $0.10 per common share was declared during the three months ended June 30, 2006.
     In August 2007, the Board of Directors declared a quarterly cash dividend of $0.15 per common share, payable on August 27, 2007 to stockholders of record on August 17, 2007. A quarterly cash dividend of $0.15 per common share was declared in the comparable quarter of fiscal 2006.
     The Company has an automatically effective universal shelf registration statement registering debt and equity securities that it may issue from time to time in amounts to be determined. Also, at June 30, 2007, the Company had the capacity to issue approximately 22.5 million shares of common stock under its acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2007
     In November 2006, the Board of Directors authorized the repurchase of up to $463.2 million of the Company’s common stock, representing the remaining amount of the previous common stock repurchase authorization of $500 million, and extended its term to November 30, 2007. All of the $463.2 million authorization was remaining at June 30, 2007.
     Under the terms of the Company’s 2006 Stock Incentive Plan and 1991 Stock Incentive Plan, employees may use shares owned to satisfy the exercise price of stock options, which results in the Company’s purchase of those shares. Treasury stock at June 30, 2007 included 2,433 shares delivered to the Company during the three months ended June 30, 2007 due to such transactions. These shares were not purchased under the Company’s share repurchase program and therefore, had no effect on the remaining stock repurchase authorization.
NOTE K — PROVISION FOR (BENEFIT FROM) INCOME TAXES
     The Company’s effective income tax rate for the three and nine-month periods of 2007 was 25.9% and 22.2%, respectively, compared to an effective tax rate of 38.0% in the same periods of 2006. The effective tax rates during the three and nine-month periods of 2007 were lower, resulting in a reduced benefit from income taxes related to the losses in these periods, because only approximately 17% of the $425.6 million goodwill impairment charge recorded in the three months ended June 30, 2007 is deductible for tax purposes. Excluding the goodwill impairment charge, the effective tax rate was 38.0% for the three and nine months ended June 30, 2007.
NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In November 2006, the FASB issued Emerging Issues Task Force Issue (EITF) No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF 06-8 establishes that an entity should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007. The Company is currently evaluating the impact of the adoption of EITF 06-8; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
     In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2007
NOTE M — COMMITMENTS AND CONTINGENCIES
     The Company has been named as defendant in various claims, complaints and other legal actions arising in the ordinary course of business, including warranty and construction defect claims on closed homes and claims related to its mortgage activities. The Company has established reserves for such contingencies, based on the expected costs of the self-insured portion of such claims. The Company’s estimates of such reserves are based on the facts and circumstances of individual pending claims and historical data and trends, including estimates of the costs of unreported claims related to past operations. These reserve estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.
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
     On June 15, 2007, a putative class action, John R. Yeatman, et al. v. D.R. Horton, Inc., et al., was filed by one of the Company’s customers against it and its affiliated mortgage company subsidiary in the United States District Court for the Southern District of Georgia. The complaint seeks certification of a class alleged to include persons who, within the year preceding the filing of the suit, purchased a home from the Company and obtained a mortgage for such purchase from its affiliated mortgage company subsidiary. The complaint alleges that the Company violated Section 8 of the Real Estate Settlement Procedures Act by effectively requiring its homebuyers to use its affiliated mortgage company to finance their home purchases by offering certain discounts and incentives. The action seeks damages in an unspecified amount and injunctive relief. Management believes the claims alleged in this action are without merit and will defend them vigorously. However, due to the early stages of this matter, the Company is unable to express an opinion as to the likelihood of an unfavorable outcome or the amount of damages, if any; consequently, the Company has not recorded any associated liabilities in the accompanying consolidated balance sheet.
     In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At June 30, 2007, the Company had total deposits of $133.7 million, comprised of cash deposits of $119.7 million, promissory notes of $7.3 million, and letters of credit and surety bonds of $6.7 million to purchase land and lots with a total remaining purchase price of $2.3 billion. Within the land and lot option purchase contracts in force at June 30, 2007, there were a limited number of contracts, representing only $64.8 million of remaining purchase price, subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations.
     Included in the total deposits of $133.7 million, were $29.6 million of deposits related to land option purchase contracts for which the Company does not expect to exercise its option to purchase the land or lots, but the contract has not yet been terminated. The remaining purchase price of those contracts was $598.4 million. Consequently, the deposits relating to these contracts have been written off, resulting in a net deposit balance of $104.1 million at June 30, 2007. The majority of land and lots under contract are currently expected to be purchased within three years, based on the Company’s assumptions as to the extent it will exercise its options to purchase such land and lots.
     Additionally, in the normal course of its business activities, the Company provides standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At June 30, 2007, outstanding standby letters of credit were $96.6 million and surety bonds were $2.2 billion. The Company has additional capacity of $903.4 million for standby letters of credit under its revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2007
NOTE N — REPORTABLE SEGMENT INFORMATION
     The Company’s seven homebuilding operating regions and its financial services operation are its operating segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The homebuilding operating segments were historically aggregated into a single reportable homebuilding segment. During the fourth quarter of fiscal 2006, the Company reassessed the aggregation of its operating segments, and as a result, restated its disclosure to include six separate reportable homebuilding segments and one financial services segment. Two of the homebuilding operating segments were aggregated into one reporting segment based on their economic similarities. Under this revised presentation, the Company’s reportable homebuilding segments and the states in which they have homebuilding operations are as follows:

Northeast:	Delaware, Georgia (Savannah only), Illinois, Maryland, Minnesota, New Jersey, North Carolina, Pennsylvania, South Carolina, Virginia and Wisconsin

Southeast:	Alabama, Florida and Georgia

South Central:	Louisiana, Mississippi, Oklahoma and Texas

Southwest:	Arizona, Colorado, New Mexico and Utah

California:	California and Nevada (Reno only)

West:	Hawaii, Idaho, Nevada, Oregon and Washington
     Consequently, the Company has restated the prior period segment information provided in this note to conform to the current period presentation.
     The Company’s homebuilding operations are by far the most substantial part of its business, generating approximately 98% of consolidated revenues during the nine months ended June 30, 2007 and 2006. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land for residential purposes and the construction and sale of residential homes on such land, in 27 states and 83 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.
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
June 30, 2007
     The accounting policies of the reporting segments are described throughout Note A in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006.

	Three Months Ended June 30,		Nine Months Ended June 30,
		Restated		Restated
	2007	2006	2007	2006
	(In millions)
Revenues
Homebuilding revenues:
Northeast	$389.7	$561.7	$1,204.9	$1,480.2
Southeast	367.9	497.1	1,082.3	1,422.3
South Central	493.4	623.9	1,422.4	1,557.2
Southwest	559.2	745.7	1,778.6	1,985.0
California	473.9	791.4	1,671.9	2,431.2
West	264.0	373.8	805.7	1,086.0

Total homebuilding revenues	$2,548.1	$3,593.6	$7,965.8	$9,961.9
Financial services revenues	$50.0	$74.2	$158.3	$206.6

Consolidated revenues	$2,598.1	$3,667.8	$8,124.1	$10,168.5

Inventory Impairments
Northeast	$79.4	$—	$88.9	$—
Southeast	136.5	0.4	138.9	0.4
South Central	—	—	0.3	—
Southwest	119.0	—	146.1	—
California	319.4	3.4	388.2	3.8
West	181.5	—	181.5	—

Total inventory impairments	$835.8	$3.8	$943.9	$4.2

Goodwill Impairments
Northeast	$39.4	$—	$39.4	$—
Southeast	11.5	—	11.5	—
South Central	—	—	—	—
Southwest	—	—	—	—
California	300.3	—	300.3	—
West	74.4	—	74.4	—

Total goodwill impairments	$425.6	$—	$425.6	$—

Income (Loss) Before Income Taxes (1)
Homebuilding income (loss) before income taxes:
Northeast	$(105.2)	$57.3	$(76.4)	$137.6
Southeast	(129.6)	83.2	(83.0)	278.1
South Central	38.1	50.1	101.2	114.9
Southwest	(84.0)	120.2	(34.1)	343.7
California	(619.0)	54.4	(632.2)	320.1
West	(229.9)	79.5	(179.2)	272.2

Total homebuilding income (loss) before income taxes	$(1,129.6)	$444.7	$(903.7)	$1,466.6
Financial services income before income taxes	$18.2	$27.5	$52.7	$74.7

Consolidated income (loss) before income taxes	$(1,111.4)	$472.2	$(851.0)	$1,541.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2007

	June 30,	September 30,
	2007	2006
	(In millions)
Homebuilding Inventories (2):
Northeast	$1,568.7	$1,698.3
Southeast	1,801.6	1,808.4
South Central	1,421.0	1,405.3
Southwest	1,738.2	1,883.5
California	2,004.4	2,535.7
West	1,671.8	1,684.8
Corporate and unallocated (3)	381.6	327.1

Total homebuilding inventory	$10,587.3	$11,343.1

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to the operations of the Company’s corporate office.

(2)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(3)	Primarily consists of capitalized interest and property taxes.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2007
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION
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
Consolidating Balance Sheet
June 30, 2007

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$—	$89.7	$60.6	$(89.5)	$60.8
Investments in subsidiaries	2,891.9	—	—	(2,891.9)	—
Inventories	3,139.2	7,334.9	113.2	—	10,587.3
Property and equipment, net	35.7	65.1	17.1	—	117.9
Deferred income taxes	232.2	503.7	—	—	735.9
Earnest money deposits and other assets	98.0	184.9	91.4	(4.5)	369.8
Mortgage loans held for sale	—	—	469.0	—	469.0
Goodwill	—	153.3	—	—	153.3
Intercompany receivables	4,574.0	—	—	(4,574.0)	—

Total Assets	$10,971.0	$8,331.6	$751.3	$(7,559.9)	$12,494.0

LIABILITIES & EQUITY
Accounts payable and other liabilities	$701.4	$1,117.3	$89.7	$(94.0)	$1,814.4
Intercompany payables	—	4,535.8	38.2	(4,574.0)	—
Notes payable	4,591.9	6.1	318.8	—	4,916.8

Total Liabilities	5,293.3	5,659.2	446.7	(4,668.0)	6,731.2

Minority interests	—	—	85.1	—	85.1

Total Equity	5,677.7	2,672.4	219.5	(2,891.9)	5,677.7

Total Liabilities & Equity	$10,971.0	$8,331.6	$751.3	$(7,559.9)	$12,494.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2007
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Balance Sheet
September 30, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
ASSETS
Cash and cash equivalents	$73.5	$379.8	$134.3	$—	$587.6
Restricted cash	—	—	248.3	—	248.3
Investments in subsidiaries	3,428.5	—	—	(3,428.5)	—
Inventories	3,249.8	7,964.1	129.2	—	11,343.1
Property and equipment, net	40.5	73.2	17.7	—	131.4
Deferred income taxes	374.0	—	—	—	374.0
Earnest money deposits and other assets	126.1	299.0	122.9	(13.5)	534.5
Mortgage loans held for sale	—	—	1,022.9	—	1,022.9
Goodwill	—	578.9	—	—	578.9
Intercompany receivables	4,814.7	—	—	(4,814.7)	—

Total Assets	$12,107.1	$9,295.0	$1,675.3	$(8,256.7)	$14,820.7

LIABILITIES & EQUITY
Accounts payable and other liabilities	$776.3	$1,288.6	$132.7	$(13.5)	$2,184.1
Intercompany payables	—	4,748.5	66.2	(4,814.7)	—
Notes payable	4,877.9	9.0	1,191.7	—	6,078.6

Total Liabilities	5,654.2	6,046.1	1,390.6	(4,828.2)	8,262.7

Minority interests	—	—	105.1	—	105.1

Total Equity	6,452.9	3,248.9	179.6	(3,428.5)	6,452.9

Total Liabilities & Equity	$12,107.1	$9,295.0	$1,675.3	$(8,256.7)	$14,820.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2007
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Income
Three Months Ended June 30, 2007

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
Homebuilding:
Revenues	$557.9	$1,974.2	$16.0	$—	$2,548.1
Cost of sales	715.0	2,252.0	9.4	—	2,976.4

Gross profit	(157.1)	(277.8)	6.6	—	(428.3)
Selling, general and administrative expense	85.6	178.8	3.1	—	267.5
Goodwill impairment	—	425.6	—	—	425.6
Equity in loss of subsidiaries	860.7	—	—	(860.7)	—
Loss on early retirement of debt	12.1	—	—	—	12.1
Other (income) expense	(4.1)	(0.4)	0.6	—	(3.9)

	(1,111.4)	(881.8)	2.9	860.7	(1,129.6)

Financial Services:
Revenues	—	—	50.0	—	50.0
General and administrative expense	—	—	36.0	—	36.0
Interest expense	—	—	4.1	—	4.1
Other (income)	—	—	(8.3)	—	(8.3)

	—	—	18.2	—	18.2

Income (loss) before income taxes	(1,111.4)	(881.8)	21.1	860.7	(1,111.4)
Provision for (benefit from) income taxes	(287.6)	(200.2)	8.0	192.2	(287.6)

Net income (loss)	$(823.8)	$(681.6)	$13.1	$668.5	$(823.8)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2007
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Income
Nine Months Ended June 30, 2007

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
Homebuilding:
Revenues	$1,654.0	$6,283.8	$28.0	$—	$7,965.8
Cost of sales	1,539.4	6,022.0	17.2	—	7,578.6

Gross profit	114.6	261.8	10.8	—	387.2
Selling, general and administrative expense	301.7	549.7	7.5	—	858.9
Goodwill impairment	—	425.6	—	—	425.6
Equity in loss of subsidiaries	656.8	—	—	(656.8)	—
Loss on early retirement of debt	12.1	—	—	—	12.1
Other (income) expense	(5.0)	(1.9)	1.2	—	(5.7)

	(851.0)	(711.6)	2.1	656.8	(903.7)

Financial Services:
Revenues	—	—	158.3	—	158.3
General and administrative expense	—	—	119.3	—	119.3
Interest expense	—	—	20.5	—	20.5
Other (income)	—	—	(34.2)	—	(34.2)

	—	—	52.7	—	52.7

Income (loss) before income taxes	(851.0)	(711.6)	54.8	656.8	(851.0)
Provision for (benefit from) income taxes	(188.7)	(135.5)	20.8	114.7	(188.7)

Net income (loss)	$(662.3)	$(576.1)	$34.0	$542.1	$(662.3)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2007
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Income
Three Months Ended June 30, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
Homebuilding:
Revenues	$746.7	$2,839.9	$7.0	$—	$3,593.6
Cost of sales	556.4	2,234.7	4.3	—	2,795.4

Gross profit	190.3	605.2	2.7	—	798.2
Selling, general and administrative expense	123.7	230.2	2.5	—	356.4
Equity in income of subsidiaries	(403.4)	—	—	403.4	—
Other (income) expense	(2.2)	(1.5)	0.8	—	(2.9)

	472.2	376.5	(0.6)	(403.4)	444.7

Financial Services:
Revenues	—	—	74.2	—	74.2
General and administrative expense	—	—	50.8	—	50.8
Interest expense	—	—	8.7	—	8.7
Other (income)	—	—	(12.8)	—	(12.8)

	—	—	27.5	—	27.5

Income before income taxes	472.2	376.5	26.9	(403.4)	472.2
Provision for income taxes	179.4	143.1	10.2	(153.3)	179.4

Net income	$292.8	$233.4	$16.7	$(250.1)	$292.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2007
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Income
Nine Months Ended June 30, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$2,238.2	$7,712.4	$11.3	$—	$9,961.9
Cost of sales	1,519.4	5,920.7	6.7	—	7,446.8

Gross profit	718.8	1,791.7	4.6	—	2,515.1
Selling, general and administrative expense	328.8	711.0	7.1	—	1,046.9
Equity in income of subsidiaries	(1,157.1)	—	—	1,157.1	—
Loss on early retirement of debt	15.0	—	—	—	15.0
Other (income)	(9.2)	(2.8)	(1.4)	—	(13.4)

	1,541.3	1,083.5	(1.1)	(1,157.1)	1,466.6

Financial Services:
Revenues	—	—	206.6	—	206.6
General and administrative expense	—	—	147.6	—	147.6
Interest expense	—	—	24.7	—	24.7
Other (income)	—	—	(40.4)	—	(40.4)

	—	—	74.7	—	74.7

Income before income taxes	1,541.3	1,083.5	73.6	(1,157.1)	1,541.3
Provision for income taxes	585.7	411.7	28.0	(439.7)	585.7

Net income	$955.6	$671.8	$45.6	$(717.4)	$955.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2007
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2007

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$30.3	$(56.5)	$573.4	$—	$547.2

INVESTING ACTIVITIES
Purchases of property and equipment	(11.9)	(20.4)	(0.4)	—	(32.7)
Investment in subsidiary	(5.5)	—	—	5.5	—

Net cash used in investing activities	(17.4)	(20.4)	(0.4)	5.5	(32.7)

FINANCING ACTIVITIES
Net change in notes payable	(312.4)	—	(872.9)	—	(1,185.3)
Decrease in restricted cash	—	—	248.3	—	248.3
Increase in book overdraft	108.4	—	—	(89.5)	18.9
Net change in intercompany receivables/payables	240.8	(213.2)	(27.6)	—	—
Proceeds from stock associated with certain employee benefit plans	10.0	—	—	—	10.0
Income tax benefit from stock option exercises	8.0	—	—	—	8.0
Capital contribution from parent	—	—	5.5	(5.5)	—
Cash dividends paid	(141.2)	—	—	—	(141.2)

Net cash (used in) provided by financing activities	(86.4)	(213.2)	(646.7)	(95.0)	(1,041.3)

Decrease in cash and cash equivalents	(73.5)	(290.1)	(73.7)	(89.5)	(526.8)
Cash and cash equivalents at beginning of period	73.5	379.8	134.3	—	587.6

Cash and cash equivalents at end of period	$—	$89.7	$60.6	$(89.5)	$60.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2007
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(883.0)	$(1,762.5)	$582.7	$(1.3)	$(2,064.1)

INVESTING ACTIVITIES
Purchases of property and equipment	(17.1)	(45.0)	(4.1)	—	(66.2)

Net cash used in investing activities	(17.1)	(45.0)	(4.1)	—	(66.2)

FINANCING ACTIVITIES
Net change in notes payable	1,776.7	(0.2)	(525.2)	—	1,251.3
Net change in intercompany receivables/payables	(1,492.5)	1,523.2	(30.7)	—	—
Purchase of treasury stock	(36.8)	—	—	—	(36.8)
Proceeds from stock associated with certain employee benefit plans	8.5	—	—	—	8.5
Income tax benefit from stock option exercises	8.2	—	—	—	8.2
Cash dividends paid	(90.6)	—	—	—	(90.6)

Net cash provided by (used in) financing activities	173.5	1,523.0	(555.9)	—	1,140.6

(Decrease) increase in cash and cash equivalents	(726.6)	(284.5)	22.7	(1.3)	(989.7)
Cash and cash equivalents at beginning of period	726.6	381.0	42.2	—	1,149.8

Cash and cash equivalents at end of period	$—	$96.5	$64.9	$(1.3)	$160.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report and with our annual report on Form 10-K for the fiscal year ended September 30, 2006. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those described in the “Forward-Looking Statements” section following this discussion.
BUSINESS
     We are the largest homebuilding company in the United States based on homes closed during the twelve months ended June 30, 2007. We construct and sell high quality homes through our operating divisions in 27 states and 83 metropolitan markets of the United States as of June 30, 2007, primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $90,000 to $900,000, with an average closing price of $261,600 during the nine months ended June 30, 2007. Approximately 81% and 80% of home sales revenues were generated from the sale of single-family detached homes in the nine months ended June 30, 2007 and 2006, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs.
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

     We conduct our homebuilding operations in all of the geographic regions, states and markets listed below, and we conduct our mortgage and title operations in many of these markets. The names of the regions and the markets comprising each region reflect the aggregation of our homebuilding operating segments into six separate reportable segments.

State	Reporting Region/Market	State	Reporting Region/Market

	Northeast Region		Southwest Region
Delaware	Central Delaware	Arizona	Casa Grande
	Delaware Shore		Phoenix
Georgia	Savannah		Tucson
Illinois	Chicago	Colorado	Colorado Springs
Maryland	Baltimore		Denver
	Suburban Washington, D.C.		Ft. Collins
Minnesota	Minneapolis/St. Paul	New Mexico	Albuquerque
New Jersey	North New Jersey		Las Cruces
	South New Jersey	Utah	Salt Lake City
North Carolina	Brunswick County
	Charlotte		California Region
	Greensboro/Winston-Salem	California	Bay Area
	Raleigh/Durham		Central Valley
Pennsylvania	Philadelphia		Lancaster/Palmdale
	Lancaster		Imperial Valley
South Carolina	Charleston		Los Angeles County
	Columbia		Orange County
	Hilton Head		Riverside/San Bernardino
	Myrtle Beach		Sacramento
Virginia	Northern Virginia		San Diego County
Wisconsin	Kenosha		Ventura County
		Nevada	Reno
Southeast Region
Alabama	Birmingham		West Region
	Huntsville	Hawaii	Hawaii
	Mobile		Kauai
Florida	Daytona Beach		Maui
	Fort Myers/Naples		Oahu
	Jacksonville	Idaho	Boise
	Melbourne	Nevada	Las Vegas
	Miami/West Palm Beach		Laughlin
	Ocala	Oregon	Albany
	Orlando		Bend
	Pensacola		Eugene
	Tampa		Portland
Georgia	Atlanta	Washington	Bellingham
	Macon		Eastern Washington
Olympia
	South Central Region		Seattle/Tacoma
Louisiana	Baton Rouge		Vancouver
Mississippi	Mississippi Gulf Coast
Oklahoma	Oklahoma City
Texas	Austin
Dallas
Fort Worth
Houston
Killeen/Temple
Laredo
Rio Grande Valley
San Antonio
Waco

OVERVIEW
     Our third quarter of fiscal 2007 included the majority of the typical peak selling season in the homebuilding industry. During the quarter, the already difficult conditions within the industry became more challenging as demand for new homes continued to decline in many markets. Our third quarter sales results were significantly below expectations and our sales cancellation rate increased. The volume of our net sales orders this quarter was 40% lower than in the third quarter of fiscal 2006, and the average selling price of those orders was down 11%. Consequently, the value of our sales order backlog at June 30, 2007 was 41% lower than a year ago. Our gross profit from home sales revenues has continued to decline as we offer higher levels of incentives and price concessions in attempts to stimulate demand in our communities.
     Our disappointing sales results, further declines in our sales order prices, the decline in our gross profits from home sales revenues and the more challenging market conditions have caused us to have a more cautious outlook for the homebuilding industry and its impact on our business. We believe that housing market conditions will continue to be challenging and may deteriorate further, and that the timing of a recovery in the housing market is increasingly unclear. Our revised outlook incorporates several factors, including continued margin pressure from increased price reductions and sales incentives; continued high levels of new and existing homes available for sale; weak demand from new home consumers as they continue to see home prices adjust downward; increased sales cancellations; continued weak housing affordability in many markets that experienced rapid price appreciation over the past few years; and a decline in the availability of mortgage products due to further credit tightening in the mortgage markets.
     Due to the declining market conditions and our increased use of price reductions and sales incentives, we evaluated a significant portion of our inventory in our quarterly impairment analysis. Additionally, we determined that an interim test to assess the recoverability of goodwill was necessary as of June 30, 2007. These evaluations reflected our expectation of continued and increasing challenges in the homebuilding industry, and our belief that these challenging conditions may last longer and have a greater impact on our business than we previously believed. Based on our evaluations, we recorded significant impairment charges to our inventory and goodwill balances during the quarter, resulting in a net loss for both the three and nine months ended June 30, 2007.
STRATEGY
     We believe the long-term fundamentals which support housing demand, namely population growth and household formation, remain solid. We also believe the current negative market conditions, the effects of which have been more severe and more prolonged than previously expected, will moderate over the long term. In the interim, we remain committed to the following initiatives related to our operating strategy in the current homebuilding business environment:
•	Reducing our land and lot inventory from current levels by constructing and selling homes, opportunistically selling land and lots, significantly restricting our spending for land and lot purchases and renegotiating or canceling land purchase contracts.

•	Reducing our inventory of homes under construction by limiting the construction of unsold homes.

•	Continuing to offer incentives and price reductions to increase sales as necessary to maximize returns and cash flows.

•	Decreasing our cost of goods purchased from both vendors and subcontractors.

•	Continuing to modify our product offerings to provide more affordable homes.

•	Decreasing our SG&A infrastructure to be in line with our reduced expectations of production levels.

•	Reducing our level of debt by utilizing cash flows from operations.
     We expect that our operating strategy will generate positive cash flows in fiscal 2007 and allow us to strengthen our balance sheet and liquidity position.

KEY RESULTS
     Key financial results as of and for the three months ended June 30, 2007, as compared to the same period of 2006, were as follows:
•	Net loss per share was $2.62, compared to diluted earnings per share of $0.93.

•	Net loss was $823.8 million, compared to net income of $292.8 million.

•	Homebuilding pre-tax income, before pre-tax charges for goodwill impairment, inventory impairments and write-offs of deposits and pre-acquisition costs related to land option contracts, declined 71% to $148.0 million, from $505.6 million in the same period of 2006.

•	Homebuilding revenues decreased 29% to $2.5 billion.

•	Homes closed decreased 28% to 9,643 homes and the average selling price of those homes decreased 4% to $256,200.

•	Net sales orders decreased 40% to 8,559 homes.

•	Sales order backlog decreased 41% to $4.4 billion.

•	Home sales gross margins before inventory impairments, land option cost write-offs and the effect of the change in profit deferred under SFAS No. 66 decreased 830 basis points to 15.5%.

•	Homebuilding SG&A expenses as a percentage of homebuilding revenues increased 60 basis points to 10.5%.

•	Homebuilding debt decreased by $891.7 million to $4,598.0 million at June 30, 2007, from $5,489.7 million at June 30, 2006.

•	Stockholders’ equity decreased 8% to $5.7 billion at June 30, 2007, from $6.2 billion at June 30, 2006.

•	Net homebuilding debt to total capital improved 170 basis points to 44.7%, and gross homebuilding debt to total capital improved 220 basis points to 44.7%.

•	Net cash provided by operations was $73.4 million during the quarter ended June 30, 2007.
     Key financial results for the nine months ended June 30, 2007, as compared to the same period of 2006, were as follows:
•	Net loss per share was $2.11, compared to diluted earnings per share of $3.02.

•	Net loss was $662.3 million, compared to net income of $955.6 million.

•	Homebuilding revenues decreased 20% to $8.0 billion.

•	Homes closed decreased 17% to 29,637 homes and the average selling price of those homes decreased 5% to $261,600.

•	Net sales orders decreased 34% to 27,313 homes.

•	Home sales gross margins before inventory impairments, land option cost write-offs and the effect of the change in profit deferred under SFAS No. 66 decreased 820 basis points to 17.2%.

•	Homebuilding SG&A expenses as a percentage of homebuilding revenues increased 30 basis points to 10.8%.

•	Net cash provided by operations was $547.2 million during the nine months ended June 30, 2007.

RESULTS OF OPERATIONS — HOMEBUILDING
     The following tables set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and nine months ended June 30, 2007 and 2006. Based on our revised aggregation of operating segments, we have restated the 2006 amounts between reporting segments to conform to the 2007 presentation.

	NET SALES ORDERS
	Three Months Ended June 30,
	Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change

Northeast	1,148	1,979	(42)%	$308.3	$510.3	(40)%	$268,600	$257,900	4%
Southeast	1,500	2,010	(25)%	323.7	497.1	(35)%	215,800	247,300	(13)%
South Central	2,541	4,290	(41)%	443.5	744.2	(40)%	174,500	173,500	1%
Southwest	1,894	3,227	(41)%	409.2	880.5	(54)%	216,100	272,900	(21)%
California	804	1,708	(53)%	307.1	805.1	(62)%	382,000	471,400	(19)%
West	672	1,102	(39)%	237.0	395.8	(40)%	352,700	359,200	(2)%

	8,559	14,316	(40)%	$2,028.8	$3,833.0	(47)%	$237,000	$267,700	(11)%

	NET SALES ORDERS
	Nine Months Ended June 30,
	Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change

Northeast	3,867	5,663	(32)%	$1,030.6	$1,478.0	(30)%	$266,500	$261,000	2%
Southeast	4,301	5,845	(26)%	961.1	1,489.1	(35)%	223,500	254,800	(12)%
South Central	7,198	11,178	(36)%	1,282.2	1,920.8	(33)%	178,100	171,800	4%
Southwest	6,364	9,477	(33)%	1,395.0	2,535.1	(45)%	219,200	267,500	(18)%
California	3,247	6,037	(46)%	1,413.2	2,754.2	(49)%	435,200	456,200	(5)%
West	2,336	3,350	(30)%	838.9	1,185.8	(29)%	359,100	354,000	1%

	27,313	41,550	(34)%	$6,921.0	$11,363.0	(39)%	$253,400	$273,500	(7)%

	SALES ORDER BACKLOG
	As of June 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change

Northeast	2,531	4,116	(39)%	$695.6	$1,149.0	(39)%	$274,800	$279,200	(2)%
Southeast	1,952	3,343	(42)%	518.6	981.9	(47)%	265,700	293,700	(10)%
South Central	3,475	4,961	(30)%	641.3	893.4	(28)%	184,500	180,100	2%
Southwest	4,937	7,155	(31)%	1,211.6	1,962.8	(38)%	245,400	274,300	(11)%
California	1,801	3,690	(51)%	857.6	1,763.9	(51)%	476,200	478,000	—%
West	1,105	1,691	(35)%	428.3	604.5	(29)%	387,600	357,500	8%

	15,801	24,956	(37)%	$4,353.0	$7,355.5	(41)%	$275,500	$294,700	(7)%

	HOMES CLOSED
	Three Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change

Northeast	1,404	2,014	(30)%	$384.8	$561.4	(31)%	$274,100	$278,700	(2)%
Southeast	1,575	1,998	(21)%	367.6	494.9	(26)%	233,400	247,700	(6)%
South Central	2,746	3,656	(25)%	490.7	623.3	(21)%	178,700	170,500	5%
Southwest	2,298	2,839	(19)%	548.0	738.7	(26)%	238,500	260,200	(8)%
California	913	1,818	(50)%	425.1	789.3	(46)%	465,600	434,200	7%
West	707	1,052	(33)%	254.3	373.8	(32)%	359,700	355,300	1%

	9,643	13,377	(28)%	$2,470.5	$3,581.4	(31)%	$256,200	$267,700	(4)%

	HOMES CLOSED
	Nine Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change

Northeast	4,238	5,441	(22)%	$1,131.8	$1,477.9	(23)%	$267,100	$271,600	(2)%
Southeast	4,497	5,621	(20)%	1,076.3	1,416.6	(24)%	239,300	252,000	(5)%
South Central	7,936	9,192	(14)%	1,418.7	1,551.6	(9)%	178,800	168,800	6%
Southwest	7,181	7,390	(3)%	1,733.6	1,955.1	(11)%	241,400	264,600	(9)%
California	3,534	5,269	(33)%	1,597.4	2,394.1	(33)%	452,000	454,400	(1)%
West	2,251	2,925	(23)%	795.3	1,047.4	(24)%	353,300	358,100	(1)%

	29,637	35,838	(17)%	$7,753.1	$9,842.7	(21)%	$261,600	$274,600	(5)%

	TOTAL HOMEBUILDING REVENUES
	Three Months Ended June 30,			Nine Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(In millions)
Northeast	$389.7	$561.7	(31)%	$1,204.9	$1,480.2	(19)%
Southeast	367.9	497.1	(26)%	1,082.3	1,422.3	(24)%
South Central	493.4	623.9	(21)%	1,422.4	1,557.2	(9)%
Southwest	559.2	745.7	(25)%	1,778.6	1,985.0	(10)%
California	473.9	791.4	(40)%	1,671.9	2,431.2	(31)%
West	264.0	373.8	(29)%	805.7	1,086.0	(26)%

	$2,548.1	$3,593.6	(29)%	$7,965.8	$9,961.9	(20)%

	INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS
	Three Months Ended June 30,
	2007			2006
		Land			Land
	Inventory	Option Cost		Inventory	Option Cost
	Impairments	Write-offs	Total	Impairments	Write-offs	Total
	(In millions)
Northeast	$79.4	$11.0	$90.4	$—	$8.7	$8.7
Southeast	136.5	1.9	138.4	0.4	4.8	5.2
South Central	—	0.5	0.5	—	0.8	0.8
Southwest	119.0	0.3	119.3	—	7.0	7.0
California	319.4	2.3	321.7	3.4	35.1	38.5
West	181.5	0.2	181.7	—	0.7	0.7

	$835.8	$16.2	$852.0	$3.8	$57.1	$60.9

	Nine Months Ended June 30,
	2007			2006
		Land			Land
	Inventory	Option Cost		Inventory	Option Cost
	Impairments	Write-offs	Total	Impairments	Write-offs	Total
	(In millions)
Northeast	$88.9	$17.5	$106.4	$—	$10.6	$10.6
Southeast	138.9	10.6	149.5	0.4	5.5	5.9
South Central	0.3	4.4	4.7	—	1.1	1.1
Southwest	146.1	5.3	151.4	—	9.8	9.8
California	388.2	18.3	406.5	3.8	39.3	43.1
West	181.5	10.8	192.3	—	1.3	1.3

	$943.9	$66.9	$1,010.8	$4.2	$67.6	$71.8

	GOODWILL IMPAIRMENTS
	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
		(In millions)
Northeast	$39.4	$—	$39.4	$—
Southeast	11.5	—	11.5	—
South Central	—	—	—	—
Southwest	—	—	—	—
California	300.3	—	300.3	—
West	74.4	—	74.4	—

	$425.6	$—	$425.6	$—

	HOMEBUILDING INCOME (LOSS) BEFORE INCOME TAXES (1)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
		(In millions)
Northeast	$(105.2)	$57.3	$(76.4)	$137.6
Southeast	(129.6)	83.2	(83.0)	278.1
South Central	38.1	50.1	101.2	114.9
Southwest	(84.0)	120.2	(34.1)	343.7
California	(619.0)	54.4	(632.2)	320.1
West	(229.9)	79.5	(179.2)	272.2

	$(1,129.6)	$444.7	$(903.7)	$1,466.6

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to the operations of our corporate office.

	HOMEBUILDING OPERATING MARGIN ANALYSIS Percentages of Related Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Gross profit — Home sales	16.7%	23.8%	17.7%	25.5%
Gross profit — Land/lot sales	15.5%	45.1%	11.8%	61.2%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit (loss)	(33.4)%	(1.7)%	(12.7)%	(0.7)%
Gross profit (loss) — Total homebuilding	(16.8)%	22.2%	4.9%	25.2%
Selling, general and administrative expense	10.5%	9.9%	10.8%	10.5%
Goodwill impairment	16.7%	—%	5.3%	—%
Loss on early retirement of debt	0.5%	—%	0.2%	0.2%
Other (income)	(0.2)%	(0.1)%	(0.1)%	(0.1)%
Income (loss) before income taxes	(44.3)%	12.4%	(11.3)%	14.7%
   Net Sales Orders and Backlog
     Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations. The value of net sales orders decreased 47%, to $2,028.8 million (8,559 homes) for the three months ended June 30, 2007, from $3,833.0 million (14,316 homes) for the same period of 2006. The value of net sales orders decreased 39%, to $6,921.0 million (27,313 homes) for the nine months ended June 30, 2007, from $11,363.0 million (41,550 homes) for the same period of 2006. The number of net sales orders decreased 40% and 34% for the three and nine-month periods ended June 30, 2007, respectively, reflecting the continued softening of demand for new homes in most homebuilding markets. We believe the most significant factors contributing to the slowing of demand for new homes in most of our markets include an increase in the supply of existing homes for sale, a reduction in investor purchases, a decrease in the availability of mortgage financing for some potential homebuyers and a decline in homebuyer consumer confidence. Additionally, we believe that the rapid price appreciation of new and existing homes in many markets over the past several years has reduced the number of potential homebuyers able to afford a home. Many prospective homebuyers continue to approach the purchase decision more tentatively due to continued increases in price concessions and sales incentives offered on both new and existing homes, concern over their ability to sell an existing home or obtain mortgage financing and the general uncertainty surrounding the housing market. We have attempted to increase sales by providing increased sales incentives and lowering prices, but the factors above have limited the impact of our pricing efforts.

     In comparing the three and nine-month periods ended June 30, 2007 to the same periods of 2006, the value of net sales orders decreased significantly in all six of our market regions. These decreases were primarily due to similar decreases in the number of homes sold in each region, although in our Southeast, Southwest and California regions, the decline in average selling prices was also a significant factor. The decreases in average selling prices were primarily due to the increased use of price concessions and sales incentives and to a lesser extent, a shift to more affordable products in those regions.
     Similar to our second quarter results, the most significant decline in net sales orders in the third quarter of fiscal 2007 occurred in our California region, with 53% fewer homes sold than in the same period of fiscal 2006. Home sales in our California markets have been negatively impacted by a reduction in the pool of qualified buyers due to a lack of housing affordability and the decline of mortgage availability, as well as a pricing strategy that has not resulted in acceptable home sales levels. We are closely monitoring, on a project by project basis, the effects of our pricing strategy in the California region, and will further modify pricing as necessary, as we attempt to generate a higher volume of home sales in this region.
     Our sales order cancellation rates (sales orders cancelled divided by gross sales orders) during the three and nine months ended June 30, 2007 were 38% and 34%, respectively, compared to 29% and 25% during the three and nine months ended June 30, 2006 and 32% during the three months ended March 31, 2007. These elevated cancellation rates, which continue to exceed our typical historical range of 16% to 20%, reflect the ongoing challenges in most homebuilding markets, including the inability of some prospective homebuyers to sell their existing homes, the increasing level of sales incentives and home price reductions in our markets and further credit tightening in the mortgage markets.
     The average price of our net sales orders in the three months ended June 30, 2007 was $237,000, a decrease of 11% from the $267,700 average in the comparable period of 2006. The average price of our net sales orders in the nine months ended June 30, 2007 was $253,400, a decrease of 7% from the $273,500 average in the comparable period of 2006. The average price of our net sales orders decreased in our Southeast, Southwest and California regions, due primarily to price reductions and increased incentives in our Florida, Arizona and California markets. In general, our pricing is dependent on the demand for our homes, and declines in our average selling prices during the three and nine-month periods were due in large part to increases in the use of price reductions and sales incentives. Further, as the inventory of existing homes for sale has continued to rise, it has led to the need to ensure our pricing is competitive with comparable existing home sales prices. We continually monitor and may adjust our product mix, geographic mix and pricing within our homebuilding markets in an effort to keep our core product offerings affordable for our target customer base, typically first-time and move-up homebuyers, which has also contributed to decreases in the average selling price.
     Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. In the past, our backlog has been a reliable indicator of the level of home closings in our two subsequent fiscal quarters; however, due to our current elevated cancellation rates, higher level of unsold homes in inventory and difficult conditions in many of our markets, this relationship between backlog and future home closings may change.
     At June 30, 2007, the value of our backlog of sales orders was $4,353.0 million (15,801 homes), a decrease of 41% from $7,355.5 million (24,956 homes) at June 30, 2006. The average sales price of homes in backlog was $275,500 at June 30, 2007, down 7% from the $294,700 average at June 30, 2006. The value of our sales order backlog decreased in all of our market regions, with the largest percentage decreases occurring in our California and Southeast regions. We continue to operate in a difficult sales environment with higher than normal cancellation rates in most of our markets.
Home Sales Revenue and Gross Profit
     Revenues from home sales decreased 31%, to $2,470.5 million (9,643 homes closed) for the three months ended June 30, 2007, from $3,581.4 million (13,377 homes closed) for the comparable period of 2006. Revenues from home sales decreased 21%, to $7,753.1 million (29,637 homes closed) for the nine months ended June 30, 2007, from $9,842.7 million (35,838 homes closed) for the comparable period of 2006. The average selling price of homes closed during the three months ended June 30, 2007 was $256,200, down 4% from the $267,700 average for the same period of 2006. The average selling price of homes closed during the nine months ended June 30, 2007 was $261,600, down 5% from the $274,600 average for the same period of 2006. During the three and nine months ended June 30, 2007, home sales revenues decreased in all six of our market regions, led by our California region with decreases of 46% and 33%, respectively, in those periods. The decreases in our current period home sales revenues were the result of slowing demand and the resulting decline in net sales order volume and pricing in recent quarters.
     The number of homes closed in the three and nine months ended June 30, 2007 decreased 28% and 17%, respectively, due to decreases in all six of our market regions. As a result of the decline in net sales orders in recent quarters, we expect to close fewer homes in the fourth quarter and in the full year of fiscal 2007 than we did in the same periods of fiscal 2006. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and amount of revenue we will generate.
     Total homebuilding gross loss was $428.3 million for the three months ended June 30, 2007, declining from a gross profit of $798.2 million for the comparable period of 2006. For the nine months ended June 30, 2007, total homebuilding gross profit decreased by 85%, to $387.2 million, from $2,515.1 million for the comparable period of 2006. Including sales of both homes and land/lots, as well as impairment charges and land option cost write-offs, total homebuilding gross profit as a percentage of homebuilding revenues decreased 2,030 basis points, to 4.9% in the nine months ended June 30, 2007, from 25.2% in the comparable period of 2006. Approximately 1,200 basis points of the decrease in the nine-month period was due to the effect of the impairment charges and land option cost write-offs during the period.
     Gross profit from home sales decreased by 52%, to $411.7 million for the three months ended June 30, 2007, from $853.6 million for the comparable period of 2006, and, as a percentage of home sales revenues, decreased 710 basis points, to 16.7%. The primary factor reducing our home sales gross profit margin was the difficult market conditions discussed above, which narrowed the range between our selling prices and costs of our homes in most of our markets, causing a decline of approximately 810 basis points in home sales gross profit as a percentage of home sales revenues. Due to the current sales environment in many of our markets, we have offered a variety of incentives and price concessions, which affect our gross profit margin by reducing the selling price of the home or increasing the cost of the home without a proportional increase in the selling price. We are also offering greater discounts and incentives to sell our inventory of unsold homes, which is at a higher than desired level. This strategy has helped reduce our unsold homes in inventory by approximately 1,300 units from September 30, 2006, but has also contributed to a decline in our home sales gross profit. Additionally, our home sales gross margin decreased approximately 120 basis points due to an increase in the amortization of capitalized interest as a percentage of home sales revenues. These decreases were partially offset by improvements in home sales gross margin of 100 basis points due primarily to an increase in the relative number of home closings in our more profitable Arizona markets, and 120 basis points resulting from the recognition of $33.1 million of previously deferred gross profit in accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” during the three-month period ended June 30, 2007.
     Gross profit from home sales decreased by 45%, to $1,372.9 million for the nine months ended June 30, 2007, from $2,513.9 million for the comparable period of 2006, and, as a percentage of home sales revenues, decreased 780 basis points, to 17.7%. Generally, the factors impacting gross margin for the nine-month period ended June 30, 2007 were similar to those discussed for the three-month period. Specifically, the weaker market conditions contributed 820 basis points to the decline, while the relative increase in closings from the higher margin markets offset the decline by 60 basis points. Additionally, our home sales revenue and gross profit in the nine-month period ended June 30, 2007 benefited from the recognition of $49.6 million which had been previously deferred in accordance with SFAS No. 66, which contributed 40 basis points to home sales gross profit. The remaining 60 basis point decrease was primarily the result of an increase in the amortization of capitalized interest as a percentage of home sales revenues.
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” land inventory and related development costs are reviewed for potential write-downs when impairment indicators are present. SFAS No. 144 requires that in the event the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by estimates of the amounts and timing of revenues and costs and other factors which, in turn, are impacted by local market economic conditions and the actions of competitors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Our determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams.
     In accordance with SFAS No. 144, valuation adjustments are recorded on finished homes in substantially completed projects when events or circumstances indicate that the carrying values are greater than the fair value less costs to sell these homes.
     During the third quarter of fiscal 2007, the difficult conditions within the homebuilding industry became more challenging. Continued high inventory levels of both new and existing homes, elevated cancellation rates, low sales absorption rates, affordability issues and overall weak consumer confidence persisted, and the effects of these factors were further magnified by a decline in availability of mortgage products due to further credit tightening in the mortgage markets. These factors, combined with our disappointing sales results, further declines in sales order prices and the decline in gross profits from home sales revenues during the quarter, have led to our more cautious outlook for the homebuilding industry and its impact on our business. This outlook reflects our belief that housing market conditions will continue to be challenging and may deteriorate further, and that the timing of a recovery in the housing market is increasingly unclear.
     When we performed our quarterly inventory impairment analysis in accordance with SFAS No. 144, the assumptions utilized in the analysis incorporated this more cautious outlook, which reflects our expectation that the challenging conditions in the homebuilding industry will last longer and have a greater impact than we believed in prior periods. Consequently, our strategy to reduce our inventory and lot position will likely take longer and require additional price concessions and incentives than previously anticipated. Therefore, our impairment evaluation indicated a significantly greater number of projects with impairment indicators than in prior periods. Communities under development with a combined carrying value of approximately $3,287.3 million at June 30, 2007, had indicators of potential impairment and were evaluated for impairment. The analysis of each of these projects assumed that sales prices in future periods will be equal to or lower than current sales order prices in each project or for comparable projects. While it is difficult to determine a timeframe for a given project in the current market conditions, we estimated the remaining lives of these projects to range from six months to in excess of ten years. Through this evaluation process, we determined that projects with a carrying value of $2,117.4 million, the largest portions of which were in the California, West, Southeast and Southwest regions, were impaired. As a result, during the three months ended June 30, 2007, we recorded impairment charges totaling $835.8 million to reduce the carrying value of the impaired projects to their estimated fair value. Approximately 75% of these impairment charges were recorded to residential land and lots and land held for development, and approximately 25% of these charges were recorded to residential construction in progress and finished homes in inventory. During the nine months ended June 30, 2007 and 2006, impairment charges totaled $943.9 million and $4.2 million, respectively.
     Of the remaining $1,169.9 million of such projects with impairment indicators which were determined not to be impaired, 46% are in California, 14% are in Nevada and 13% are in Arizona. It is possible that our estimate of undiscounted cash flows from these projects may change and could result in a future need to record impairment charges to write these assets down to fair value. Additionally, if conditions in the homebuilding industry or specific markets in which we operate worsen in the future beyond current expectations, and as we re-evaluate specific project pricing and incentive strategies, we may be required to evaluate additional projects or re-evaluate previously impaired projects for potential impairment. These evaluations may result in additional impairment charges, and such charges could be material.
     We periodically write off earnest money deposits and pre-acquisition costs related to land and lot option contracts which we no longer plan to pursue. During the three months ended June 30, 2007 and 2006, we wrote off $16.2 million and $57.1 million, respectively, of earnest money deposits and pre-acquisition costs related to land purchase option contracts which we determined we would not pursue. During the nine months ended June 30, 2007 and 2006, we wrote off $66.9 million and $67.6 million, respectively, of earnest money deposits and pre-acquisition costs related to land purchase option contracts which we determined we would not pursue. Should the current weak homebuilding market conditions persist and we are unable to successfully renegotiate certain land purchase contracts, we may write off additional earnest money deposits and pre-acquisition costs.

     In the three and nine-month periods ended June 30, 2007, inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by 3,340 basis points and 1,270 basis points, respectively, compared to 170 basis points and 70 basis points, respectively, in the same periods of 2006.
Land Sales Revenue and Gross Profit
     Land sales revenues increased 536%, to $77.6 million for the three months ended June 30, 2007, and 78% to $212.7 million for the nine months ended June 30, 2007, from $12.2 million and $119.2 million, respectively, in the comparable periods of 2006. The gross profit percentage from land sales decreased to 15.5% for the three months ended June 30, 2007, from 45.1% in the comparable period of the prior year, and to 11.8% for the nine months ended June 30, 2007 from 61.2% in the prior year. The fluctuations in revenues and gross profit percentages from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we also sell residential lots or land parcels to manage our land and lot supply. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales can fluctuate significantly from period to period.
Selling, General and Administrative Expense
     Selling, general and administrative (SG&A) expenses from homebuilding activities decreased by 25% to $267.5 million in the three months ended June 30, 2007, and decreased 18%, to $858.9 million, in the nine months ended June 30, 2007, from the comparable periods of 2006. As a percentage of homebuilding revenues, SG&A expenses increased 60 basis points, to 10.5% in the three-month period ended June 30, 2007, and increased 30 basis points, to 10.8%, in the nine-month period ended June 30, 2007, due to decreases in revenues in both periods. The largest component of our homebuilding SG&A is employee compensation and related costs, which represented approximately 59% of SG&A costs in the three and nine-month periods of fiscal 2007, and approximately 63% of SG&A costs in the comparable periods of fiscal 2006. Those costs decreased by 29% and 24%, to $158.6 million and $502.7 million, respectively, in the three and nine months ended June 30, 2007, from the comparable periods of 2006. These decreases were largely due to decreases in incentive compensation, which is primarily based on profitability, and our continued efforts to align the number of employees to match our current and anticipated home closing levels. Our homebuilding operations employed approximately 5,700 and 8,000 employees at June 30, 2007 and 2006, respectively.
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
Goodwill Impairment
     Goodwill represents the excess of purchase price over net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for potential impairment annually as of September 30 or more frequently if an event occurs or circumstances change that indicate the remaining balance of goodwill may not be recoverable. At June 30, 2007, we determined that an interim test to assess the recoverability of goodwill was necessary because of the significant amount of inventory tested for impairment under SFAS No. 144, the current market conditions in the homebuilding industry and the decline in the Company’s stock price.
     In analyzing the potential impairment of goodwill, SFAS No. 142 prescribes a two-step process that begins with the estimation of the fair value of the reporting units. If the results of the first step indicate that impairment potentially exists, the second step is performed to measure the amount of the impairment. Impairment is determined to exist when the estimated fair value of goodwill is less than its carrying value. At June 30, 2007, we completed the first step of our goodwill impairment analysis with the assistance of an independent valuation firm.

     We estimated the fair value of our reporting units primarily utilizing the expected present values of future cash flows, supported with a market based assessment of fair value for the reporting units, and concluded an impairment loss was probable and could be reasonably estimated for reporting units within our Northeast, Southeast, California and West reporting segments. Based on the results of the first step of our goodwill impairment analysis, the goodwill balances in our Southeast, California and West reporting segments were estimated to be completely impaired, and the goodwill balance related to our Northeast reporting segment was estimated to be partially impaired. As a result, during the three months ended June 30, 2007, we recorded non-cash impairment charges totaling $425.6 million related to the write-off of goodwill in these reporting segments. Only approximately 17% of these goodwill impairment charges is deductible for tax purposes.
     We, with the assistance of an independent valuation firm, are still in the process of finalizing our goodwill evaluation, and we expect to complete the full evaluation during the fourth quarter of fiscal 2007. It is possible that there may be additional impairment in our Northeast reporting segment, up to the balance of the remaining goodwill, or other adjustments to our preliminary estimates once the second step of the goodwill impairment analysis has been completed. Any further adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in the financial statements and disclosed in our annual report on Form 10-K for the year ended September 30, 2007.
     After recording the current quarter write-offs, our goodwill balances by reporting segment as of June 30, 2007 and September 30, 2006 were as follows:

	June 30,	September 30,
	2007	2006
	(In millions)
Goodwill:
Northeast	$35.0	$74.4
Southeast	—	11.5
South Central	15.9	15.9
Southwest	102.4	102.4
California	—	300.3
West	—	74.4

Total Goodwill	$153.3	$578.9

Interest Incurred
     We capitalize interest costs only to inventory under construction or development. During the three and nine-month periods in both years, our inventory under construction or development exceeded our debt; therefore, we capitalized all interest from homebuilding debt. Interest amortized to cost of sales, excluding interest impaired, was 2.9% of total home and land/lot cost of sales in the three months ended June 30, 2007, compared to 2.2% in the same period of 2006. Interest amortized to cost of sales, excluding interest impaired, was 2.6% of total home and land/lot cost of sales in the nine months ended June 30, 2007, compared to 2.2% in the same period of 2006.
     Interest incurred is directly related to the average level of our homebuilding debt outstanding during the period. Comparing the three months ended June 30, 2007 with the same period of 2006, interest incurred related to homebuilding debt decreased by 11%, to $76.0 million, due to a 12% decrease in our average homebuilding debt. Comparing the nine months ended June 30, 2007 with the same period of 2006, interest incurred was relatively flat, decreasing only 1%, to $232.5 million, due to similar levels of average homebuilding debt outstanding during the periods.
Loss on Early Retirement of Debt
     During the three and nine months ended June 30, 2007, we recorded a loss of $12.1 million related to the early retirement of debt. The loss represents the charge for the call premium and the unamortized discount and fees related to the early redemption of our 8.5% senior notes due 2012 in April 2007.
     During the nine months ended June 30, 2006, we recorded a loss of $15.0 million related to the early retirement of debt. The loss was comprised of a $4.4 million charge for the unamortized fees associated with the early renewal of our revolving credit facility in the first quarter of fiscal 2006, and a $10.6 million charge for the call premium and the unamortized discount and issuance costs related to the early redemption of our 9.375% senior subordinated notes due 2011 in the second quarter of fiscal 2006.
Other Income
     Other income, net of other expenses, associated with homebuilding activities was $3.9 million in the three months ended June 30, 2007, compared to $2.9 million in the comparable period of 2006. Other income, net of other expenses, associated with homebuilding activities was $5.7 million in the nine months ended June 30, 2007, compared to $13.4 million in the comparable period of 2006. Major components of other income in all four periods were interest income, an increase in the fair value of our interest rate swaps and gain on the sale of assets.
Homebuilding Income (Loss) Before Income Taxes
     Loss before income taxes from homebuilding activities for the three and nine months ended June 30, 2007, was $1,129.6 million and $903.7 million, respectively, compared to income before income taxes from homebuilding activities of $444.7 million and $1,466.6 million, respectively, for the same periods of 2006. Our results in the 2007 periods reflect the significant inventory impairment and goodwill impairment charges recorded during the three-month period ended June 30, 2007. Additionally, the decline in home sales revenues and the decreases in gross margins before impairments compared to the 2006 periods contributed to the contrast in our results.
     Further deterioration of market conditions in the homebuilding industry and related availability of mortgage financing may further reduce profitability, and may also result in further asset impairment charges against income in future periods.
Homebuilding Results by Reporting Segment
     Northeast Region — Homebuilding revenues decreased 31% and 19% in the three and nine months ended June 30, 2007, respectively, from the comparable periods of 2006, primarily due to decreases in the number of homes closed, as well as slight decreases in the average selling price of those homes. The region reported losses before income taxes of $105.2 million and $76.4 million in the three and nine months ended June 30, 2007, respectively, compared to income of $57.3 million and $137.6 million for the same periods of 2006. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs of $90.4 million and $106.4 million in the three and nine months ended June 30, 2007, respectively, and goodwill impairment charges of $39.4 million in both periods of 2007. A decrease in the region’s core home sales gross profit percentage (home sales gross profit percentage excluding impairments and earnest money and pre-acquisition cost write-offs) of 370 and 380 basis points in the three and nine months ended June 30, 2007, respectively, compared to the same periods of 2006 also contributed to the reduction in income before income taxes. The core home sales gross profit percentage decline in our New Jersey and South Carolina markets had the greatest impact on the overall decreases.
     Southeast Region — Homebuilding revenues decreased 26% and 24% in the three and nine months ended June 30, 2007, respectively, from the comparable periods of 2006, primarily due to decreases in the number of homes closed, as well as decreases in the average selling price of those homes. The region reported losses of $129.6 million and $83.0 million in the three and nine months ended June 30, 2007, respectively, compared to income of $83.2 million and $278.1 million for the same periods of 2006. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs of $138.4 million and $149.5 million in the three and nine months ended June 30, 2007, respectively, and goodwill impairment charges of $11.5 million in both periods of 2007. All of the inventory impairments came from our Florida markets. A decrease in the region’s core home sales gross profit percentage of 1,210 basis points and 1,160 basis points in the three and nine months ended June 30, 2007, respectively, compared to the same periods of 2006 also contributed to the reduction in income before income taxes. The core home sales gross profit percentage declines in our Florida markets had the greatest impact on the overall decreases. The Florida markets experienced rapid price increases in previous years which contributed to gross profit increases in 2005 and continued elevated gross profits in 2006. In 2007, high inventory levels of new and existing homes and increased levels of sales incentives and home price reductions are typical throughout Florida, resulting in gross profit declines.

     South Central Region — Homebuilding revenues decreased 21% and 9% in the three and nine months ended June 30, 2007, respectively, from the comparable periods of 2006, primarily due to decreases in the number of homes closed, partially offset by slight increases in the average selling price of those homes. Income before income taxes for the region decreased 24% and 12% in the three and nine months ended June 30, 2007, respectively, compared to the same periods of 2006. Income before income taxes as a percentage of revenues (operating margin) decreased 30 basis points, to 7.7% and 7.1% for the three and nine months ended June 30, 2007, respectively, from the comparable periods of 2006. The decrease in operating margin for the three months ended June 30, 2007 was primarily due to a 20 basis point increase in SG&A expenses as a percentage of revenues. The decrease in operating margin for the nine months ended June 30, 2007 was primarily due to a decrease in the region’s core home sales gross profit percentage largely due to softening in the Fort Worth, Dallas and San Antonio markets, where inventories of new and existing homes have increased, resulting in increased levels of sales incentives being offered by builders. The recording of inventory impairment charges and earnest money and pre-acquisition cost write-offs of $0.5 million and $4.7 million in the three and nine months ended June 30, 2007, respectively, also contributed to the decline in the region’s profitability.
     Southwest Region — Homebuilding revenues decreased 25% and 10% in the three and nine months ended June 30, 2007, respectively, from the comparable periods of 2006, due to decreases in both the number of homes closed and the average selling price of those homes. The region reported losses before income taxes of $84.0 million and $34.1 million in the three and nine months ended June 30, 2007, respectively, compared to income of $120.2 million and $343.7 million for the same periods of 2006. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs of $119.3 million and $151.4 million in the three and nine months ended June 30, 2007, respectively. The majority of the inventory impairments relate to projects in our Denver market. A decrease in the region’s core home sales gross profit percentage of 1,150 and 1,200 basis points in the three and nine months ended June 30, 2007, respectively, compared to the same periods of 2006 also contributed to the reduction in income before income taxes. The core home sales gross profit percentage decline in our Phoenix market had the greatest impact on the overall decreases. The Phoenix market experienced significant price increases in previous years which contributed to gross profit increases in 2005 and continued elevated gross profits in 2006. In 2007, higher inventory levels of new and existing homes and increased sales incentives and home price reductions are more common in Phoenix, resulting in gross profit declines.
     California Region — Homebuilding revenues decreased 40% and 31% in the three and nine months ended June 30, 2007, respectively, from the comparable periods of 2006, due to decreases in the number of homes closed. The region reported losses before income taxes of $619.0 million and $632.2 million in the three and nine months ended June 30, 2007, respectively, compared to income of $54.4 million and $320.1 million for the same periods of 2006. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs of $321.7 million and $406.5 million in the three and nine months ended June 30, 2007, respectively, and goodwill impairment charges of $300.3 million in both periods of 2007. The largest concentration of inventory impairments was attributable to our Southern California markets. A decrease in the region’s core home sales gross profit percentage of 810 and 940 basis points in the three and nine months ended June 30, 2007, respectively, compared to the same periods of 2006 also contributed to the reduction in income before income taxes. The core home sales gross profit percentage declines in our Northern California markets had the greatest impact on the overall decreases. Most of our California markets experienced rapid, significant home price increases in previous years which contributed to gross profit increases in 2005, but they also strained housing affordability for most potential homebuyers in California. Housing affordability remains challenged in California, and credit tightening in the mortgage markets has significantly limited the availability of many mortgage products used extensively by California homebuyers in recent years. In 2006 and 2007, increased levels of sales incentives and home price reductions have been typical throughout California as builders have attempted to increase demand for homes to reduce high inventory levels and to address affordability concerns, resulting in gross profit declines.
     West Region — Homebuilding revenues decreased 29% and 26% in the three and nine months ended June 30, 2007, respectively, from the comparable periods of 2006, due to decreases in the number of homes closed. The region reported losses before income taxes of $229.9 million and $179.2 million in the three and nine months ended June 30, 2007, respectively, compared to income of $79.5 million and $272.2 million for the same periods of 2006. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs of $181.7 million and $192.3 million in the three and nine months ended June 30, 2007, respectively, and goodwill impairment charges of $74.4 million in both periods of 2007. The majority of the inventory impairments relate to projects in our Las Vegas market. A decrease in the region’s core home sales gross profit of 900 and 1,190 basis points in the three and nine months ended June 30, 2007, respectively, compared to the same periods of 2006 also contributed to the reduction in income before income taxes. The core home sales gross profit percentage decline in our Las Vegas market had the greatest impact on the overall decreases. The Las Vegas market experienced rapid, significant home price increases in previous years which contributed to gross profit increases in 2005 and continued elevated gross profits in 2006, but these price increases also strained housing affordability for many potential homebuyers there. Credit tightening in the mortgage markets has also significantly limited the availability of many mortgage products used extensively by Las Vegas homebuyers in recent years. In 2007, inventory levels of new and existing homes are high and increased levels of sales incentives and home price reductions are typical in Las Vegas new home communities, as builders attempt to increase demand for homes and address affordability concerns, resulting in gross profit declines.
RESULTS OF OPERATIONS — FINANCIAL SERVICES
     The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and nine-month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	6,181	9,011	(31)%	19,902	23,723	(16)%
Number of homes closed by D.R. Horton	9,643	13,377	(28)%	29,637	35,838	(17)%
DHI Mortgage capture rate	64%	67%		67%	66%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	7,178	12,547	(43)%	26,176	33,037	(21)%
Total number of loans originated or brokered by DHI Mortgage	7,573	13,400	(43)%	27,629	35,180	(21)%
Captive business percentage	95%	94%		95%	94%
Loans sold by DHI Mortgage to third parties	7,845	11,686	(33)%	28,250	34,299	(18)%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
			(In millions)
Loan origination fees	$9.6	$13.6	(29)%	$33.6	$38.8	(13)%
Sale of servicing rights and gains from sale of mortgages	24.6	38.7	(36)%	75.2	107.6	(30)%
Other revenues	6.0	7.9	(24)%	18.7	22.8	(18)%

Total mortgage banking revenues	40.2	60.2	(33)%	127.5	169.2	(25)%
Title policy premiums, net	9.8	14.0	(30)%	30.8	37.4	(18)%

Total revenues	50.0	74.2	(33)%	158.3	206.6	(23)%
General and administrative expense	36.0	50.8	(29)%	119.3	147.6	(19)%
Interest expense	4.1	8.7	(53)%	20.5	24.7	(17)%
Other (income)	(8.3)	(12.8)	(35)%	(34.2)	(40.4)	(15)%

Income before income taxes	$18.2	$27.5	(34)%	$52.7	$74.7	(29)%

FINANCIAL SERVICES OPERATING MARGIN ANALYSIS

	Percentages of Financial Services Revenues
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
General and administrative expense	72.0%	68.5%	75.4%	71.4%
Interest expense	8.2%	11.7%	13.0%	12.0%
Other (income)	(16.6)%	(17.3)%	(21.6)%	(19.6)%
Income before income taxes	36.4%	37.1%	33.3%	36.2%
Mortgage Loan Activity
     The volume of loans originated and brokered by our mortgage operations is directly related to the number and value of homes closed by our homebuilding operations. In the three and nine-month periods ended June 30, 2007, total first-lien loans originated or brokered by DHI Mortgage for our homebuyers decreased by 31% and 16%, respectively, corresponding to the decreases in the number of homes closed of 28% and 17%, respectively. In the three-month period, the percentage decrease in loans originated was greater than the percentage decrease in homes closed due to a decline in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing), to 64% in the current quarter, from 67% in the prior year quarter. In the nine-month current year period, our mortgage capture rate increased slightly to 67%, from 66% in the comparable prior year period.
     Home closings from our homebuilding operations constituted 95% of DHI Mortgage loan originations in both the three and nine-month periods ended June 30, 2007, compared to 94% in the respective prior year periods. Maintaining this rate reflects DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations.
     The number of loans sold to third-party investors decreased 33% and 18% in the three and nine months ended June 30, 2007, respectively, from the comparable periods of 2006. The decreases were primarily due to decreases in the number of mortgage loans originated as compared to the prior year periods.
     During recent months, the market for certain non-traditional mortgage loans changed substantially, resulting in the reduced availability of some loan products that had previously been available to borrowers. These affected loan products were generally characterized by high combined loan-to-value ratios in combination with less required documentation than traditional mortgage loans. Such loans constituted approximately half of our total originations over the past year, but such products declined substantially as a percentage of total originations during the quarter ended June 30, 2007. Corresponding with this reduction in non-traditional mortgage loans, originations of traditional conforming, conventional loans and FHA or VA insured loans increased significantly in the quarter ended June 30, 2007.
Financial Services Revenues and Expenses
     Revenues from the financial services segment decreased 33% and 23%, to $50.0 million and $158.3 million in the three and nine months ended June 30, 2007, respectively, from the comparable periods of 2006. These decreases were primarily due to decreases in the number of mortgage loans originated and sold. The majority of the revenues associated with our mortgage operations are recognized when the mortgage loans and related servicing rights are sold to third-party investors. Additionally, we increased our reserve for loss allowances from $15.6 million at September 30, 2006, to $26.5 million at June 30, 2007 to reserve for losses for loans held in portfolio and loans held for sale, and for expected losses related to loans sold with recourse. The increase in the reserve resulted in a corresponding decrease to gains from the sale of mortgages of $10.9 million during the nine-month period. The increase in the loss allowances and reserves reflect the current market conditions on non-traditional products as described above, as well as potential repurchase obligations that exist on certain loans previously sold.
     General and administrative (G&A) expenses associated with financial services decreased 29% and 19%, to $36.0 million and $119.3 million in the three and nine months ended June 30, 2007, respectively, from the comparable periods of 2006. The largest component of our financial services G&A expenses is employee compensation and related costs, which represented approximately 75% of G&A costs in all four periods presented. Those costs decreased 31%, to $26.4 million and 21% to $89.3 million in the three and nine months ended June 30, 2007, respectively, compared to the respective prior year periods, as we have aligned the number of employees with current and anticipated loan origination and title service levels. Our financial services operations employed approximately 1,200 and 1,900 employees at June 30, 2007 and 2006, respectively. As a percentage of financial services revenues, G&A expenses in the three and nine-month periods ended June 30, 2007 increased 350 basis points, to 72.0%, and 400 basis points, to 75.4%, respectively, from the comparable periods of 2006. These increases were primarily due to the reduction in revenue resulting from the decrease in mortgage loan volume during the 2007 periods.
RESULTS OF OPERATIONS — CONSOLIDATED
Income (Loss) Before Income Taxes
     Loss before income taxes for the three months ended June 30, 2007 was $1,111.4 million, compared to income before income taxes of $472.2 million for the same period of 2006. Loss before income taxes for the nine months ended June 30, 2007 was $851.0 million, compared to income before income taxes of $1,541.3 million for the same period of 2006. The primary factors contributing to the decrease in consolidated earnings during the three and nine-month periods of fiscal 2007 were a decrease in our homebuilding gross profit, which was negatively affected by significant inventory impairment charges during the 2007 periods, as well as goodwill impairment charges during the current quarter.
Provision for (benefit from) Income Taxes
     In the three and nine months ended June 30, 2007, the benefit from income taxes was $287.6 million and $188.7 million, respectively, corresponding to the loss before income taxes in those periods. In the three and nine months ended June 30, 2006, the provision for income taxes was $179.4 million and $585.7 million, respectively, corresponding to the income before income taxes in those periods.
     Our effective income tax rate for the three and nine-month periods of 2007 was 25.9% and 22.2%, respectively, compared to an effective tax rate of 38.0% in the same periods of 2006. The effective tax rates during the 2007 periods of loss were lower than the effective tax rate in the 2006 periods, resulting in a reduced benefit from income taxes related to the losses in these periods, because only approximately 17% of the $425.6 million goodwill impairment charge recorded in the three months ended June 30, 2007 is deductible for tax purposes. Excluding the goodwill impairment charge, the effective tax rate was 38.0% for the three and nine months ended June 30, 2007.
CAPITAL RESOURCES AND LIQUIDITY
     We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt securities. As we utilize our capital resources and liquidity to fund our operations, we have focused on maintaining a strong balance sheet.
     At June 30, 2007, our ratio of net homebuilding debt to total capital was 44.7%, increasing from 40.7% at September 30, 2006, but decreasing from 46.4% at June 30, 2006. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash divided by total capital net of cash (homebuilding notes payable net of cash plus stockholders’ equity). Our target operating range for net homebuilding debt to total capital is below 45%, so the 44.7% ratio at June 30, 2007 is in line with our operating target. We remain focused on maintaining our liquidity and strengthening our balance sheet so we can be flexible in reacting to market conditions.
     We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its debt is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include homebuilding cash as a reduction of our homebuilding debt and total capital. For comparison to our ratios of net homebuilding debt to capital above, at June 30, 2007 and 2006, and at September 30, 2006, our ratios of homebuilding debt to total capital, without netting cash balances, were 44.7%, 46.9%, and 43.1%, respectively.

     We believe that we will be able to continue to fund our homebuilding and financial services operations and our future cash needs (including debt maturities) through a combination of our existing cash resources, cash flows from operations, our existing or renewed credit facilities and, if needed, the issuance of new debt securities through the public capital markets.
Homebuilding Capital Resources
     Cash and Cash Equivalents — At June 30, 2007, we had available homebuilding cash and cash equivalents of $4.9 million.
     Bank Credit Facility — During November 2006, we increased the size of our $2.15 billion unsecured revolving credit facility, which includes a $1.0 billion letter of credit sub-facility, to $2.5 billion and extended its maturity by one year to December 16, 2011. The revolving credit facility has an uncommitted $400 million accordion provision which could be used, with the consent of the lenders, to increase the facility to $2.9 billion. The facility is guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries. We borrow funds through the revolving credit facility throughout the year to fund working capital requirements, and we repay such borrowings with cash generated from our operations and from the issuance of public debt securities.
     We had $750.0 million in cash borrowings outstanding on our homebuilding revolving credit facility at June 30, 2007, and $800.0 million in cash borrowings outstanding at September 30, 2006. Under the debt covenants associated with our revolving credit facility, if we have fewer than two investment grade senior unsecured debt ratings from Moody’s Investors Service, Fitch Ratings and Standard and Poor’s Corporation, our additional homebuilding borrowing capacity under the facility is limited to the lesser of the unused portion of the facility, $1.7 billion at June 30, 2007, or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on our revolving credit facility may not exceed certain percentages of the various categories of our unencumbered inventory. We currently hold investment grade ratings from all three rating agencies, so the borrowing base limitation is not currently in effect. However, our ratings are in the lowest investment grade category at each agency, and in June 2007, our ratings were placed on negative outlook by two of the three rating agencies.
     Our revolving credit facility also imposes restrictions on our operations and activities, including limits on investments, cash dividends, stock repurchases and incurrence of indebtedness, and requires maintenance of a maximum leverage ratio, a minimum level of tangible net worth and a minimum ratio of earnings before income taxes, depreciation, amortization, asset valuation adjustments and noncash gains and losses to interest incurred. At June 30, 2007, we were in compliance with all of the covenants, limitations and restrictions that form a part of our bank revolving credit facility and our public debt obligations. Our continued borrowing availability depends on our ability to remain in compliance with these covenants, limitations and restrictions. Additionally, if it appears that we will not be able to comply with these requirements in the future, the debt rating agencies could downgrade our debt rating, which could make it more difficult and expensive to obtain additional financing.
     In July 2007, through amendment to the revolving credit facility, a restriction that limited our ability to pay cash dividends was changed. Under the amended agreement, payment of dividends is permitted provided there is no payment default under the facility, we are in compliance with certain financial covenants under the agreement, and such payments do not cause us not to be in compliance with those financial covenants.
     Repayments of Public Unsecured Debt — On April 15, 2007, we redeemed our 8.5% senior notes due 2012 at an aggregate redemption price of approximately $260.6 million, plus accrued interest. Concurrent with the redemption, we recorded a loss related to the early retirement of debt of approximately $12.1 million, representing the call premium and the unamortized discount and fees related to the redeemed notes. We used proceeds from our revolving credit facility for the redemption.
     Shelf Registration Statements — We have an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission, registering debt and equity securities which we may issue from time to time in amounts to be determined. Also, at June 30, 2007, we had the capacity to issue approximately 22.5 million shares of common stock under our acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.

Financial Services Capital Resources
     Cash and Cash Equivalents — At June 30, 2007, we had available financial services cash and cash equivalents of $55.9 million.
     Mortgage Warehouse Loan Facility — DHI Mortgage has a $540 million mortgage warehouse loan facility that was renewed on March 30, 2007 to extend its maturity from April 6, 2007 to March 28, 2008. Under the accordion provision of the credit agreement, the total capacity may be increased to $750 million upon consent of the lenders. At June 30, 2007, we had borrowings of $118.8 million outstanding under the mortgage warehouse facility.
     Our borrowing capacity under this facility is limited to the lesser of the unused portion of the facility or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the amount that may be drawn on our mortgage warehouse facility varies based upon the underlying product type of each eligible mortgage loan. Substantially all of our mortgage originations are eligible, with advance rates typically ranging from 95% to 98% of the unpaid principal balance of each loan.
     Commercial Paper Conduit Facility — DHI Mortgage also has a $600 million commercial paper conduit facility (the “CP conduit facility”) that matures June 27, 2009, subject to the annual renewal of the 364-day backup liquidity feature. This credit facility, which previously had a capacity of $1.2 billion, was amended in December 2006 to reduce the capacity to $800 million, and upon renewal of the backup liquidity feature in June 2007, was further amended to reduce the capacity to $600 million. At June 30, 2007, we had borrowings of $200.0 million outstanding under the CP conduit facility.
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
     The mortgage warehouse loan facility and the CP conduit facility are not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. Borrowings under both facilities are secured by certain mortgage loans held for sale. Additionally, at September 30, 2006, borrowings under the CP conduit facility were secured by restricted cash arising from borrowings under the facility prior to the assignment of mortgage loans held for sale as collateral. At June 30, 2007, there were no borrowings under the facility prior to the assignment of mortgage loans held for sale, and therefore, no cash was restricted under this facility. The mortgage loans assigned to secure the CP conduit facility are used as collateral for asset-backed commercial paper issued by multi-seller conduits in the commercial paper market. At June 30, 2007, our mortgage loans held for sale totaled $469.0 million. All mortgage company activities are financed with the mortgage warehouse facility, the CP conduit facility or internally generated funds. Both of our financial services credit facilities contain financial covenants as to our mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required net income. At June 30, 2007, our mortgage subsidiary was in compliance with all of these covenants.
Operating Cash Flow Activities
     For the nine months ended June 30, 2007, net cash provided by our operating activities was $547.2 million, as compared to $2.1 billion of cash used in such activities during the comparable period of the prior year. The net cash provided by operations for the nine months ended June 30, 2007 was primarily the result of cash provided from net income before non-cash inventory and goodwill impairment charges and a decrease in mortgage loans held for sale, offset by a decrease in accounts payable, accrued expenses and other liabilities and an increase in deferred income taxes.
     The principal reason for the increase in operating cash flows for the nine months ended June 30, 2007 was our decision to limit our investments in inventory, as evidenced by only a $180.9 million increase in owned inventory in the period, compared to a $3.6 billion cash investment for inventory growth in the same period of 2006. In light of the challenging market conditions, we have substantially slowed our purchases of land and lots and have restricted the number of homes under construction to better match our expected current rate of home sales and closings. We do continue to invest in the development of land that we own in order to provide lots for our expected future home sales and closings. We plan to significantly reduce our number of homes under construction in the fourth quarter of fiscal 2007 by starting construction on fewer homes than we close in the quarter. We expect this plan will reduce inventory levels sufficient to generate significant positive cash flows from operating activities in the fourth quarter of fiscal 2007. Our ability to reduce our inventory levels is, however, primarily dependent upon our ability to close a sufficient number of homes the fourth quarter.
     Another significant factor affecting our operating cash flows for the nine months ended June 30, 2007 was the decrease in mortgage loans held for sale of $553.9 million during the period. The decrease in mortgage loans held for sale was due to a decrease in the number of loans originated during the third quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. We expect to continue to use cash to fund an increase in mortgage loans held for sale in quarters when our homebuilding closings grow. However, in periods when home closings are flat or decline as compared to prior periods, or if our mortgage capture rate declines, the amounts of net cash used may be reduced or we may generate positive cash flows from reductions in the balances of mortgage loans held for sale.
Investing Cash Flow Activities
     For the nine months ended June 30, 2007 and 2006, cash used in investing activities represented net purchases of property and equipment, primarily model home furniture and office equipment. Such purchases are not significant relative to our total assets or cash flows and typically do not vary significantly from period to period.
Financing Cash Flow Activities
     The majority of our short-term financing needs are funded with cash generated from operations and borrowings available under our homebuilding and financial services credit facilities. Long-term financing needs of our homebuilding operations are generally funded with the issuance of new senior unsecured debt securities through the public capital markets. Our homebuilding senior and senior subordinated notes and borrowings under our homebuilding revolving credit facility are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.
     During the three months ended June 30, 2007, our Board of Directors declared a quarterly cash dividend of $0.15 per common share, which was paid on May 18, 2007 to stockholders of record on May 4, 2007. A quarterly cash dividend of $0.10 per common share was declared during the three months ended June 30, 2006.
     In August 2007, our Board of Directors declared a quarterly cash dividend of $0.15 per common share, payable on August 27, 2007 to stockholders of record on August 17, 2007. A quarterly cash dividend of $0.15 per common share was declared in the comparable quarter of fiscal 2006.
Changes in Capital Structure
     In November 2006, our Board of Directors authorized the repurchase of up to $463.2 million of the Company’s common stock and the repurchase of debt securities of up to $500 million. These authorizations replaced the previous common stock and debt securities repurchase authorizations. Additionally, both authorizations were extended to November 30, 2007. As of June 30, 2007, the full amount of both authorizations remained available for repurchases.
OTHER COMMITMENTS
     In the normal course of business, we provide standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At June 30, 2007, outstanding standby letters of credit and surety bonds, the majority of which mature in less than one year, were $96.6 million and $2.2 billion, respectively.

LAND AND LOT POSITION AND HOMES IN INVENTORY
     The following is a summary of our land and lot position and homes in inventory at June 30, 2007 and September 30, 2006:

	As of June 30, 2007				As of September 30, 2006
		Lots				Lots
		Controlled				Controlled
	Lots Owned –	Under Lot	Total		Lots Owned –	Under Lot –	Total
	Developed	Option and	Land/Lots	Homes	Developed	Option and	Land/Lots	Homes
	and Under	Similar	Owned and	in	and Under	Similar	Owned and	in
	Development	Contracts	Controlled	Inventory	Development	Contracts	Controlled	Inventory
Northeast	20,000	22,000	42,000	3,800	22,000	31,000	53,000	4,200
Southeast	29,000	19,000	48,000	4,600	32,000	33,000	65,000	5,200
South Central	31,000	20,000	51,000	6,500	34,000	36,000	70,000	7,400
Southwest	45,000	9,000	54,000	5,500	52,000	12,000	64,000	5,800
California	15,000	11,000	26,000	4,200	19,000	15,000	34,000	3,900
West	29,000	2,000	31,000	2,500	31,000	6,000	37,000	2,000

	169,000	83,000	252,000	27,100	190,000	133,000	323,000	28,500

	67%	33%	100%		59%	41%	100%

     In the ordinary course of business, we enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At June 30, 2007, we owned or controlled approximately 252,000 lots, 33% of which were lots under option or similar contracts, compared with approximately 323,000 lots at September 30, 2006. We plan to continue to reduce our owned and controlled lot position through the construction and sale of homes, opportunistic sale of land and lots, along with critical evaluation of acquiring lots currently controlled under option.
     At June 30, 2007, we controlled approximately 83,000 lots with a total remaining purchase price of approximately $2.3 billion under land and lot option purchase contracts, with a total of $133.7 million in earnest money deposits. Our lots controlled include approximately 21,000 optioned lots with a remaining purchase price of approximately $598.4 million for which we do not expect to exercise our option to purchase the land or lots, but the contract has not yet been terminated. Therefore, we have written off $29.6 million in earnest money deposits related to these 21,000 lots, resulting in a net earnest money deposit balance of $104.1 million at June 30, 2007.
     Within the land and lot option purchase contracts in force at June 30, 2007, there were a limited number of contracts, representing only $64.8 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Also, pursuant to the provisions of Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” as amended (FIN 46), issued by the Financial Accounting Standards Board (FASB), we consolidated certain variable interest entities with assets of $82.5 million related to some of our outstanding land and lot option purchase contracts. Additionally, pursuant to SFAS No. 49, “Accounting for Product Financing Arrangements,” we recorded $68.4 million of land inventory not owned related to some of our outstanding land and lot option purchase contracts.
     At June 30, 2007, we had a total of approximately 27,100 homes in inventory, including approximately 2,000 model homes. At September 30, 2006, we had a total of approximately 28,500 homes in inventory, including approximately 1,900 model homes. Of our total homes in inventory, 48% and 50% were unsold at June 30, 2007 and September 30, 2006, respectively. At June 30, 2007, approximately 3,700 of our unsold homes were completed, and approximately 1,100 unsold homes had been completed for more than six months. At September 30, 2006, approximately 5,000 of our unsold homes were completed, and approximately 440 homes had been completed for more than six months. We expect to reduce our total number of homes in inventory by September 30, 2007. We also expect to further reduce both our number of unsold homes in inventory, and unsold homes as a percentage of total homes in inventory, by September 30, 2007.

CRITICAL ACCOUNTING POLICIES
     As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2006, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, the consolidation of variable interest entities, warranty and insurance claim costs, goodwill, income taxes and stock-based compensation. Since September 30, 2006, there have been no significant changes to the assumptions and estimates related to those critical accounting policies, other than our outlook on the homebuilding industry and its impact on our inventory and goodwill impairment testing.
SEASONALITY
     We have typically experienced seasonal variations in our quarterly operating results and capital requirements. In prior years, we generally had more homes under construction, closed more homes and had greater revenues and operating income in the third and fourth quarters of our fiscal year. This seasonal activity increased our working capital requirements for our homebuilding operations during the third and fourth fiscal quarters and increased our funding requirements for the mortgages we originated in our financial services segment at the end of these quarters. As a result, our results of operations and financial position at the end of the third fiscal quarter were not necessarily representative of the balance of our fiscal year.
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
     In fiscal 2007, increasingly challenging market conditions caused further weakening in sales volume, pricing and margins during our typical peak selling season. Given the current market conditions and the reduced number of homes in our sales order backlog, we can make no assurances that our typical historical seasonal patterns will occur in our fourth quarter of fiscal 2007.

FORWARD-LOOKING STATEMENTS
     Some of the statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:
•	changes in general economic, real estate, construction and other business conditions;

•	changes in interest rates, the availability of mortgage financing or the effective cost of owning a home;

•	the effects of governmental regulations and environmental matters;

•	our substantial debt;

•	competitive conditions within our industry;

•	the availability of capital;

•	our ability to effect our operational strategies successfully; and

•	the uncertainties inherent in home warranty and construction defect claims matters.
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
     Our interest rate swaps are not designated as hedges under SFAS No. 133. We are exposed to market risk associated with changes in the fair values of the swaps, and such changes are reflected in our income statements.
     We are exposed to interest rate risk associated with our mortgage loan origination services. Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific investor through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party investors. We manage interest rate risk related to uncommitted IRLCs through the use of forward sales of mortgage-backed securities (FMBS) and the purchase of Eurodollar Futures Contracts (EDFC) on certain loan types. FMBS and EDFC related to IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recognized in current earnings. FMBS and EDFC related to funded, uncommitted loans are designated as fair value hedges, with changes in the value of the derivative instruments recognized in current earnings, along with changes in the value of the funded, uncommitted loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the three and nine months ended June 30, 2007 and 2006 was not significant, is recognized in current earnings. At June 30, 2007, FMBS, EDFC and put options on both EDFC and mortgage-backed securities (MBS) to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $607.7 million. Uncommitted IRLCs, the duration of which are generally less than six months, totaled approximately $260.0 million, and uncommitted mortgage loans held for sale totaled approximately $126.3 million at June 30, 2007. The fair value of the FMBS, EDFC and IRLCs at June 30, 2007 was an insignificant amount.
     In an effort to stimulate home sales by potentially offering homebuyers a below market interest rate on their home financing, we began a program during the third quarter of fiscal 2006 which protects us from future increases in interest rates related to potential mortgage originations. To accomplish this, we purchase forward rate agreements (FRAs) and economic interest rate hedges in the form of FMBS and put options on both EDFC and MBS. Additionally, during the second quarter of fiscal 2007, in response to heightened volatility in the secondary mortgage markets, we entered into FRAs to secure the delivery and sale of potential non-traditional mortgage originations, characterized by high combined loan-to-value ratios in combination with less required documentation. These FRAs generally related to loan commitments for borrowers with sales contracts in our homebuilding backlog. At June 30, 2007, these potential mortgage loan originations totaled approximately $115.0 million. The notional amount of the FRAs was $78.4 million, while the remaining $36.6 million in mortgage loan commitments was hedged with economic interest rate hedges of $516.0 million in EDFC put options and $14.0 million in MBS put options. Both the FRAs and economic interest rate hedges have various maturities not exceeding twelve months. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. The gains and losses for the three and nine months ended June 30, 2007 were not significant.

     The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2007. The interest rates for our variable rate debt represent the weighted average interest rates in effect at June 30, 2007. In addition, the table sets forth the notional amounts, weighted average interest rates and estimated fair value of our interest rate swaps. Because the mortgage warehouse credit facility and CP conduit facility are secured by certain mortgage loans held for sale which are typically sold within 60 days, the outstanding balances at June 30, 2007 are included in the variable rate maturities for the three months ended September 30, 2007. At June 30, 2007, the fair value of the interest rate swaps was a $0.4 million asset.

	Three Months
	Ending								Fair value
	September 30,	Fiscal Year Ending September 30,							at
	2007	2008	2009	2010	2011	2012	Thereafter	Total	6/30/07
				(Dollars in millions)
Debt:
Fixed rate	$22.1	$221.9	$592.6	$409.0	$450.0	$314.6	$1,850.0	$3,860.2	$3,743.3
Average interest rate	8.3%	7.6%	7.3%	6.9%	7.0%	5.4%	6.1%	6.5%
Variable rate	$318.8	$—	$—	$—	$—	$750.0	$—	$1,068.8	$1,068.8
Average interest rate	5.8%	—	—	—	—	6.1%	—	6.0%
Interest Rate Swaps:
Variable to fixed	$200.0	$200.0	$—	$—	$—	$—	$—	$—	$0.4
Average pay rate	5.1%	5.0%	—	—	—	—	—	—
Average receive rate	90-day LIBOR
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
     There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in lawsuits and other contingencies in the ordinary course of business. While the ultimate outcome of the lawsuits and contingencies cannot be predicted with certainty, we believe the ultimate liability, if any, will not have a material adverse effect on our financial position or operations.
     On June 15, 2007, a putative class action, John R. Yeatman, et al. v. D.R. Horton, Inc., et al., was filed by one of our customers against us and our affiliated mortgage company subsidiary in the United States District Court for the Southern District of Georgia. The complaint seeks certification of a class alleged to include persons who, within the year preceding the filing of the suit, purchased a home from us and obtained a mortgage for such purchase from our affiliated mortgage company subsidiary. The complaint alleges that we violated Section 8 of the Real Estate Settlement Procedures Act by effectively requiring our homebuyers to use our affiliated mortgage company to finance their home purchases by offering certain discounts and incentives. The action seeks damages in an unspecified amount and injunctive relief. We believe the claims alleged in this action are without merit and will defend them vigorously. However, due to the early stages of this matter, we are unable to express an opinion as to the likelihood of an unfavorable outcome or the amount of damages, if any; consequently, the Company has not recorded any associated liabilities in the accompanying consolidated balance sheet.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company may repurchase shares of its common stock from time to time pursuant to our publicly announced share repurchase program. All such share repurchases are made in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934 and pursuant to the Company’s publicly announced program. Additionally, under the terms of the Company’s 2006 Stock Incentive Plan and 1991 Stock Incentive Plan, employees and directors may use shares owned to satisfy the exercise price of stock options, which results in the Company’s purchase of those shares.
     The following table sets forth information concerning the Company’s common stock purchases during the three months ended June 30, 2007:

					Approximate Dollar
				Total Number of	Value of Shares that
				Shares Purchased as	may yet be Purchased
				Part of Publicly	Under the Plans or
	Total Number of		Average Price	Announced Plans or	Programs (1)
Month	Shares Purchased		Paid per Share	Programs	(In millions)

April	—		$—	—	$463.2
May	1,423		$22.53	—	$463.2
June	1,010		$21.15	—	$463.2

Total	2,433	(2)	$21.96	—

(1)	In November 2006, our Board of Directors authorized the repurchase of up to $463.2 million of the Company’s common stock. The repurchase authorization will expire on November 30, 2007 unless renewed by the Board of Directors prior to such expiration. The Company did not make any common stock repurchases under this authorization during the third quarter of fiscal 2007. All of the $463.2 million authorized was remaining at June 30, 2007.

(2)	All shares purchased during the three months ended June 30, 2007 represent shares of common stock delivered by employees to satisfy the exercise price upon the exercise of employee stock options as authorized by the Company’s 1991 Stock Incentive Plan. These share purchases are not considered repurchases pursuant to the Company’s publicly announced share repurchase program.

ITEM 6. EXHIBITS

(a)	Exhibits.

	3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992. (1)

	3.2	Amended and Restated Bylaws of the Company. (2)

	10.1	Second Omnibus Amendment to the Second Amended and Restated Loan Agreement between CH Funding LLC and certain other parties dated June 29, 2007. (3)

	10.2	Third Amendment to Revolving Credit Agreement, dated July 6, 2007, among D.R. Horton, Inc., the lenders and guarantors set forth therein and Wachovia Bank, National Association, as Administrative Agent. (4)

	31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

	31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

	32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer. (*)

	32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer. (*)

*	Filed herewith.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the SEC on February 16, 1999.

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 29, 2007, filed with the SEC on July 3, 2007.

(4)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 6, 2007, filed with the SEC on July 10, 2007.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date: August 8, 2007	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)