Form 10-K
period 2007-09-30
HORTON D R INC /DE/
filed 2007-11-27
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-14122

D.R. Horton, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2386963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

301 Commerce Street, Suite 500	76102
Fort Worth, Texas	(Zip Code	)
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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2007, the aggregate market value of the outstanding shares held by non-affiliates of the registrant was approximately $6,302,292,000. Solely for purposes of this calculation, all directors and executive officers were excluded as affiliates of the registrant.

As of November 16, 2007, there were 318,607,529 shares of Common Stock, par value $.01 per share, issued and 314,952,296 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

D.R. HORTON, INC. AND SUBSIDIARIES
2007 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States, based on homes closed during the twelve months ended September 30, 2007. We construct and sell high quality homes through our operating divisions in 27 states and 83 metropolitan markets of the United States, primarily under the name of D.R. Horton, America’s Builder. We are a Fortune 500 company, and our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Donald R. Horton began our homebuilding business in 1978. In 1991, we were incorporated in Delaware to acquire the assets and businesses of our predecessor companies, which were residential home construction and development companies owned or controlled by Mr. Horton. In 1992, we completed our initial public offering of our common stock. The growth of our company over the years was achieved by investing available capital into our existing homebuilding markets and into start-up operations in new markets. Additionally, we acquired numerous other homebuilding companies, which strengthened our market position in existing markets and expanded our geographic presence and product offerings in other markets. Our homes generally range in size from 1,000 to 5,000 square feet and in price from $90,000 to $900,000. Although we have maintained our position as the nation’s largest homebuilder, the current downturn in our industry has resulted in a decrease in the size of our operations during fiscal 2007, as we have been affected by, and have reacted to, the weakened market for new homes. For the year ended September 30, 2007, we closed 41,370 homes with an average closing sales price of approximately $259,200.

Through our financial services operations, we provide mortgage banking and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our wholly-owned subsidiary, provides mortgage financing services, principally to the purchasers of the homes we build. We generally do not seek to retain or service the mortgages we originate but, rather, seek to sell the mortgages and related servicing rights to investors. Our subsidiary title companies serve as title insurance agents by providing title insurance policies, examination and closing services, primarily to the purchasers of our homes.

Our financial reporting segments consist of seven homebuilding segments and a financial services segment. Our homebuilding operations are by far the most substantial part of our business, comprising approximately 98% of consolidated revenues, which were $11.3 billion in fiscal 2007. Our homebuilding operations generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. In addition to building traditional single-family detached homes, we also build attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. The sale of detached homes generated approximately 81%, 80%, and 83% of home sales revenues in fiscal 2007, 2006 and 2005, respectively. Our financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

We make available, as soon as reasonably practicable, on our Internet website all of our reports required to be filed with the Securities and Exchange Commission. These reports include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. These reports may be accessed by going to our Internet website and clicking on the “Investor Relations” link. We will also provide these reports in electronic or paper format to our stockholders free of charge upon request made to our Investor Relations department. Information on our Internet website is not part of this annual report on Form 10-K.

Our principal executive offices are located at 301 Commerce Street, Suite 500, Fort Worth, Texas 76102. Our telephone number is (817) 390-8200, and our Internet website address is www.drhorton.com.

Operating Strategy

For the greatest part of our company’s 30-year existence, we maintained significant year-over-year growth and profitability. We achieved this success through an operating strategy focused on capturing greater market share, while also maintaining a strong balance sheet. To execute our strategy, we invested available capital in our existing homebuilding markets through our capital allocation process, and entered new markets as opportunities were available. We also actively evaluated homebuilding acquisition opportunities as they arose, some of which resulted in acquisitions and contributed to our growth.

During fiscal 2006 and 2007, however, due to the progressive softening of demand in our homebuilding markets, we have experienced declines in revenues and gross profit, and we incurred a loss in fiscal 2007. Although we believe the long-term fundamentals which support housing demand remain solid and the current negative conditions will moderate over time, the timing of a recovery in the housing market is unclear. Consequently, while our long-term strategy remains to continue to profitably grow our homebuilding business, our primary focus while market conditions are weak is to strengthen our financial condition by reducing inventories of homes and land, controlling and reducing construction and overhead costs, generating positive cash flows from operations and using the cash primarily to reduce outstanding debt.

Geographic Diversity

From 1978 to late 1987, our homebuilding activities were conducted in the Dallas/Fort Worth area. We then began diversifying geographically by entering additional markets, both through start-up operations and acquisitions. We now operate in 27 states and 83 markets. This provides us with geographic diversification in our homebuilding inventory investments and our sources of revenues and earnings. We believe our diversification strategy helps to mitigate the effects of local and regional economic cycles and enhances our long-term potential.

Economies of Scale

We are the largest homebuilding company in the United States in terms of number of homes closed in fiscal 2007. By the same measure, we are also either the largest or one of the five largest builders in many of our markets in fiscal 2007. We believe that our national, regional and local scale of operations has provided us with benefits that may not be available in the same degree to some other smaller homebuilders, such as:

•	Negotiation of volume discounts and rebates from national, regional and local materials suppliers and lower labor rates from certain subcontractors;

•	Enhanced leverage of our general and administrative costs, which allows us greater flexibility to compete for greater market share in each of our markets;

•	Efficient land entitlement processes, as we often dedicate full-time staff to work with municipalities to resolve difficult land and lot entitlement concerns; and

•	Greater access to and lower cost of capital, due to our strong balance sheet and our lending and capital markets relationships with national commercial and investment banking institutions.

Decentralized Operations

We decentralize our homebuilding activities to give operating flexibility to our local division presidents on certain key operating decisions. At September 30, 2007, we had 38 separate homebuilding operating divisions, some of which are in the same market area and some of which operate in more than one market area. Generally, each operating division consists of a division president; land entitlement, acquisition and development personnel; a sales manager and sales personnel; a construction manager and construction superintendents; customer service personnel; a controller; a purchasing manager and office staff. We believe that division presidents and their management teams, who are familiar with local conditions, generally have better information on which to base decisions regarding local operations. Our division presidents receive performance bonuses based upon achieving targeted financial and operational measures in their operating divisions.

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

Centralized Controls

We centralize the key risk elements of our homebuilding business through our regional and corporate offices. We have seven separate homebuilding regional offices. Generally, each regional office consists of a region president, legal counsel, a chief financial officer, a purchasing manager and limited office support staff. Each of our region presidents and their management teams are responsible for oversight of the operations of up to seven homebuilding operating divisions, including:

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

Acquisitions

We are currently focused on strengthening our balance sheet and increasing our liquidity. However, we will continue to evaluate opportunities for strategic acquisitions. We believe that the current housing industry downturn may provide us selected opportunities to enhance our operations through the acquisition of existing homebuilding companies at attractive valuations. In certain instances, such acquisitions can provide us benefits not found in start-up operations, such as: established land positions and inventories; and existing relationships with municipalities, land owners, developers, subcontractors and suppliers. We seek to limit the risks associated with acquiring other companies by conducting extensive operational, financial and legal due diligence on each acquisition and by only acquiring homebuilding companies that we believe will have a positive impact on our earnings within an acceptable period of time.

Markets

We conduct our homebuilding operations in all of the geographic regions, states and markets listed below, and we conduct our mortgage and title operations in many of these markets. Our homebuilding operating segments are our homebuilding reportable regions and are comprised of the following markets:

State	Reporting Region/Market

Northeast Region
Delaware	Central Delaware
Delaware Shore
Georgia	Savannah
Maryland	Baltimore
Suburban Washington, D.C.
New Jersey	North New Jersey
South New Jersey
North Carolina	Brunswick County
Charlotte
Greensboro/Winston-Salem
Raleigh/Durham
Pennsylvania	Philadelphia
Lancaster
South Carolina	Charleston
Columbia
Hilton Head
Myrtle Beach
Virginia	Northern Virginia
Midwest Region
Colorado	Colorado Springs
Denver
Fort Collins
Illinois	Chicago
Minnesota	Minneapolis/St. Paul
Wisconsin	Kenosha
Southeast Region
Alabama	Birmingham
Huntsville
Mobile
Florida	Daytona Beach
Fort Myers/Naples
Jacksonville
Melbourne
Miami/West Palm Beach
Ocala
Orlando
Pensacola
Tampa
Georgia	Atlanta
Macon
South Central Region
Louisiana	Baton Rouge
Mississippi	Mississippi Gulf Coast
Oklahoma	Oklahoma City

State	Reporting Region/Market

Texas	Austin
Dallas
Fort Worth
Houston
Killeen/Temple
Laredo
Rio Grande Valley
San Antonio
Waco
Southwest Region
Arizona	Casa Grande
Phoenix
Tucson
New Mexico	Albuquerque
Las Cruces
Utah	Salt Lake City
California Region
California	Bay Area
Central Valley
Lancaster/Palmdale
Imperial Valley
Los Angeles County
Orange County
Riverside/San Bernardino
Sacramento
San Diego County
Ventura County
Nevada	Reno
West Region
Hawaii	Hawaii
Kauai
Maui
Oahu
Idaho	Boise
Nevada	Las Vegas
Laughlin
Oregon	Albany
Bend
Eugene
Portland
Washington	Bellingham
Eastern Washington
Olympia
Seattle/Tacoma
Vancouver

When evaluating new or existing homebuilding markets for purposes of capital allocation, we consider the following local, market-specific factors, among others:

•	Economic conditions;

•	Job growth;

•	Median income level of potential homebuyers;

•	Local housing affordability and typical mortgage products utilized;

•	Land availability;

•	Land entitlement and development processes;

•	New home sales activity;

•	Competition;

•	Secondary home sales activity; and

•	Prevailing housing products, features and pricing.

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

We also enter into land/lot option contracts, in which we obtain the right, but generally not the obligation, to buy land or lots at predetermined prices on a defined schedule commensurate with anticipated home closings or planned land development. Our option contracts generally are non-recourse, which limits our financial exposure to our earnest money deposited with land and lot sellers and any preacquisition due diligence costs incurred by us. This enables us to control significant land and lot positions with limited capital investment, which substantially reduces the risks associated with land ownership and development.

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

We typically do not maintain significant inventories of construction materials, except for work in progress materials for homes under construction. Generally, the construction materials used in our operations are readily available from numerous sources. We have contracts exceeding one year with certain suppliers of our building materials that are cancelable at our option with a 30 day notice. In recent years, we have not experienced delays in construction due to shortages of materials or labor that have materially affected our consolidated operating results.

Marketing and Sales

We market and sell our homes through commissioned employees and independent real estate brokers. We typically conduct home sales from sales offices located in furnished model homes in each subdivision, and we typically do not offer our model homes for sale until the completion of a subdivision. Our sales personnel assist prospective homebuyers by providing them with floor plans, price information, tours of model homes and assisting them with the selection of options and other custom features. We train and inform our sales personnel as to the availability of financing, construction schedules, and marketing and advertising plans. As market conditions warrant, we may provide potential homebuyers with one or more of a variety of incentives, including discounts and free upgrades, to be competitive in a particular market. In the current weak market conditions, we have significantly increased the level of incentives we are offering to homebuyers in most markets.

We advertise in our local markets as necessary through newspapers, marketing brochures and newsletters. We also use billboards, radio and television advertising and our Internet website to market the location, price range and availability of our homes. To minimize advertising costs, we attempt to operate in subdivisions in conspicuous locations that permit us to take advantage of local traffic patterns. We also believe that model homes play a substantial role in our marketing efforts, so we expend significant effort to create an attractive atmosphere in our model homes.

In addition to using model homes, in certain markets we build a limited number of speculative homes in each subdivision. These homes enhance our marketing and sales efforts to prospective homebuyers who are relocating to these markets, as well as to independent brokers, who often represent homebuyers requiring a completed home within 60 days. We determine our speculative homes strategy in each market based on local market factors, such as new job growth, the number of job relocations, housing demand, seasonality, current sales contract cancellation trends and our past experience in the market. We determine the number of speculative homes to build in each subdivision based on our then current and planned sales pace, and we monitor and adjust speculative homes inventory on an ongoing basis as conditions warrant. We typically have sold a substantial majority of our speculative homes while they are under construction or soon after completion; however, the softness in our housing markets and related high cancellation rates during fiscal 2006 and 2007 have caused our speculative homes inventory to remain higher than our target levels. While we plan to reduce both total and speculative homes in inventory from current levels, we do expect to maintain a level of speculative home inventory in our markets to be in line with our expectations of future sales and closings volume. We believe these speculative homes help to provide us with opportunities to sell additional homes, reduce our inventory and generate positive cash flows.

Our sales contracts require an earnest money deposit of at least $500. The amount of earnest money required varies between markets and subdivisions, and may significantly exceed $500. Additionally, customers are generally required to pay additional deposits when they select options or upgrade features for their homes. Most of our sales contracts stipulate that when customers cancel their contracts with us, we have the right to retain their earnest money and option deposits; however, our operating divisions occasionally choose to refund such deposits. Our sales contracts also include a financing contingency which permits customers to cancel and receive a refund of their deposits if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified period. Our contracts may include other contingencies, such as the sale of an existing home. As a percentage of gross sales orders, cancellations of sales contracts in fiscal 2007 were 38%, and our cancellation rate in the fourth quarter was 48%. These cancellation rates are significantly higher than our typical historical rate of approximately 20%, reflecting the current weak housing market conditions. The length of time between the signing of a sales contract for a home and delivery of the home to the buyer (closing) averages from two to six months.

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

Customer Mortgage Financing

We provide mortgage financing services principally to purchasers of our homes in the majority of our homebuilding markets through our wholly-owned subsidiary, DHI Mortgage. DHI Mortgage coordinates and expedites the entire sales transaction by ensuring that mortgage commitments are received and that closings take place in a timely and efficient manner. DHI Mortgage originates mortgage loans for a substantial portion of our homebuyers and, when necessary to fulfill the needs of some homebuyers, also brokers loans to third-party lenders who directly originate the mortgage loans. During the year ended September 30, 2007, approximately 95% of DHI Mortgage’s loan volume related to homes closed by our homebuilding operations, and DHI Mortgage provided mortgage financing services for approximately 66% of our total homes closed.

To limit the risks associated with our mortgage operations, DHI Mortgage only originates loan products that it believes may be sold to third-party investors. DHI Mortgage does not seek to service the loans it originates, but rather packages and sells the loans and their servicing rights to third-party investors shortly after origination on a limited recourse basis, generally limited to early payment defaults or fraud and misrepresentation. In markets where we currently do not provide mortgage financing, we work with a variety of mortgage lenders that make available to homebuyers a range of mortgage financing programs.

Title Services

Through our subsidiary title companies, we serve as a title insurance agent in selected markets by providing title insurance policies, examination and closing services to purchasers of homes we build and sell. We currently assume little or no underwriting risk associated with these title policies.

Employees

At September 30, 2007, we employed 6,231 persons, of whom 1,229 were sales and marketing personnel, 2,031 were executive, administrative and clerical personnel, 1,869 were involved in construction and 1,102 worked in mortgage and title operations. We had fewer than 20 employees covered by collective bargaining agreements. Employees of some of the subcontractors which we use are represented by labor unions or are subject to collective bargaining agreements. We believe that our relations with our employees and subcontractors are good.

Competition

The homebuilding industry is highly competitive. We compete in each of our markets with numerous other national, regional and local homebuilders for homebuyers, desirable properties, raw materials, skilled labor and financing. We also compete with resales of existing homes and with the rental housing market. Our homes compete on the basis of quality, price, design, mortgage financing terms and location. In the current soft housing conditions, competition among homebuilders has greatly intensified, especially as to pricing and incentives, as builders attempt to maximize sales volume despite the slowdown in housing demand. Our financial services business competes with other mortgage lenders, including national, regional and local mortgage bankers and other financial institutions, some of which have greater access to capital markets, different lending criteria and potentially broader product offerings.

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

Seasonality

We have typically experienced seasonal variations in our quarterly operating results and capital requirements. In prior years, we generally had more homes under construction, closed more homes and had greater revenues and operating income in the third and fourth quarters of our fiscal year. This seasonal activity increased our working capital requirements for our homebuilding operations during the third and fourth fiscal quarters and increased our funding requirements for the mortgages we originated in our financial services segment at the end of these quarters. As a result of seasonal activity, our results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year.

In contrast to our typical seasonal results, due to further deterioration of homebuilding market conditions during fiscal 2007, we incurred consolidated operating losses in our third and fourth fiscal quarters. These results were primarily due to recording significant inventory and goodwill impairment charges. Also, the increasingly challenging market conditions caused further weakening in sales volume, pricing and margins as the fiscal year progressed. Although we may experience our typical historical seasonal pattern in the future, given the current market conditions, we can make no assurances as to when or whether this pattern will recur.

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

The homebuilding industry is undergoing a significant downturn, and its duration and ultimate severity are uncertain. Further deterioration in industry conditions or in the broader economic conditions of the markets where we operate could further decrease demand and pricing for new homes and have additional adverse effects on our operations and financial results.

The homebuilding industry is cyclical and is significantly affected by changes in industry conditions, as well as in general and local economic conditions, such as:

•	employment levels;

•	availability of financing for homebuyers;

•	interest rates;

•	consumer confidence;

•	levels of new and existing homes for sale;

•	demographic trends; and

•	housing demand.

These may occur on a national scale or may affect some of the regions or markets in which we operate more than others. When adverse conditions affect any of our larger markets, they have a proportionately greater impact on us than on some other homebuilding companies. Our operations in previously strong markets, particularly California, Florida and Nevada, where we have significant inventory, have more adversely affected our financial results than our other markets in the current downturn.

An oversupply of alternatives to new homes, such as existing homes, including homes held for sale by investors and speculators, foreclosed homes, and rental properties, can also reduce our ability to sell new homes and depress new home prices and reduce our margins on the sales of new homes.

During fiscal 2007, the already difficult conditions within the industry became progressively more challenging as demand for new homes continued to decline in most of our markets. The slowing demand, combined with the continued elevation in our sales cancellation rate, caused our sales results to be significantly below expectations. Also, our gross profit from home sales revenues continued to decline as we offered higher levels of incentives and price concessions in attempts to stimulate demand in our communities.

We believe that housing market conditions will continue to be challenging and may deteriorate further. We cannot predict the duration or ultimate severity of these challenging conditions.

The reduction in availability of mortgage financing and the volatility and reduction in liquidity in the financial markets have adversely affected our business, and the duration and ultimate severity of the effects are uncertain.

During fiscal 2007, the mortgage lending industry experienced significant instability due to, among other things, defaults on subprime loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums. A deterioration in credit quality among subprime and other nonconforming loans has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not conforming loans, FHA/VA-eligible loans or jumbo loans (which meet conforming underwriting guidelines other than loan size). Fewer loan products and tighter loan qualifications in turn make it more difficult for some borrowers to finance the purchase of our homes and for some buyers of existing homes from our move-up buyers to finance the purchase of the move-up buyer’s existing home. These factors have served to reduce the pool of qualified homebuyers and made it more difficult to sell to first time and first time move-up buyers which have long made up a substantial part of our customers. These reductions in demand have adversely affected our operations and financial results, and the duration and severity of the effects are uncertain.

We believe that the liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry is very important to the housing market. These entities have recently reported losses as a result of deteriorating housing and credit market conditions. These losses have reduced their equity, which may limit their ability to acquire mortgages. The federal government recently sought to limit the size of the home-loan portfolios and operations of these government-sponsored enterprises. Any limitations or restrictions on the availability of the financing or on the liquidity provided by them could adversely affect interest rates, mortgage availability and our sales of new homes and mortgage loans.

Our strategies in responding to the adverse conditions in the homebuilding industry have had limited success, and the continued implementation of these and other strategies may not be successful.

While we have been successful in generating positive operating cash flow and reducing our inventories in fiscal 2007, we have done so at significantly reduced gross profit levels and have incurred significant asset impairment charges. These have contributed to the net loss we recognized in fiscal 2007. Also, in fiscal 2007, notwithstanding our sales strategies, we continued to experience an elevated rate of sales contract cancellations. We believe that the increase in the cancellation rate is largely due to a decrease in homebuyer confidence, due principally to continued price declines and increases in the level of sales incentives for both new and existing homes. A more restrictive mortgage lending environment and the inability of some buyers to sell their existing homes have also impacted cancellations. Many of the factors that affect new sales and cancellation rates are beyond our control. It is uncertain how long the reduction in sales and the increased level of cancellations will continue.

The homebuilding industry continues to be cyclical and affected by changes in general economic, real estate or other business conditions that could adversely affect our business or financial results.

Inventory Risks.  Inventory risks are substantial for our homebuilding business. The risks inherent in controlling or purchasing and developing land increase as consumer demand for housing decreases. Thus, we may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. Our deposits for building lots controlled under option or similar contracts may be put at risk. The value of undeveloped land, building lots and housing inventories can also fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing project or market. In the present weak market conditions, we have sold homes and land for lower profit margins than in the past and we have recorded significant inventory impairment charges.

Historically, our goals for years of supply for ownership and control of land and building lots were based on management’s expectations for future volume growth. In light of the much weaker market conditions encountered in fiscal 2006, which further deteriorated in fiscal 2007, our expectations changed and we significantly slowed our purchases of land and lots as part of our strategy to reduce our inventory to better match our reduced rate of production. We terminated numerous land option contracts and wrote off earnest money deposits and pre-acquisition costs related to these option contracts. We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful.

Supply Risks.  The homebuilding industry has from time to time experienced significant difficulties that can affect the cost or timing of construction, including:

•	difficulty in acquiring land suitable for residential building at affordable prices in locations where our potential customers want to live;

•	shortages of qualified trades people;

•	reliance on local subcontractors, who may be inadequately capitalized;

•	shortages of materials; and

•	volatile increases in the cost of materials, particularly increases in the price of lumber, drywall and cement, which are significant components of home construction costs.

Risks from Nature.  Weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, volcanic activity, droughts, and floods, can harm our homebuilding business. These can delay home closings, adversely affect the cost or availability of materials or labor, or damage homes under construction. The climates and geology of many of the states in which we operate, including California, Florida and Texas, where we have some of our larger operations, present increased risks of adverse weather or natural disaster.

Risks Related to National Security.  Continued military deployments in the Middle East and other overseas regions, terrorist attacks, other acts of violence or threats to national security, and any corresponding response by the United States or others, or related domestic or international instability, may adversely affect general economic conditions or cause a slowdown of the national economy.

Consequences.  As a result of the foregoing matters, potential customers may be less able or willing to buy our homes, or we may take longer or incur more costs to build them. Because of current market conditions, we have not been able to recapture any increased costs by raising prices. In the future, our ability to do so may also be limited by market conditions or because we fix our prices in advance of delivery by signing home sales contracts. We may be unable to change the mix of our home offerings or the affordability of our homes to maintain our margins or satisfactorily address changing market conditions in other ways. In addition, cancellations of home sales contracts in backlog may increase as homebuyers cancel or do not honor their contracts.

Our financial services business is closely related to our homebuilding business, as it originates mortgage loans principally to purchasers of the homes we build. A decrease in the demand for our homes because of the foregoing matters may also adversely affect the financial results of this segment of our business. An increase in the default rate on the mortgages we originate may adversely affect our ability to sell the mortgages or the pricing we receive upon the sale of mortgages or may increase our repurchase obligations for previous originations.

Increases in interest rates, reductions in mortgage availability or increases in other costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or our financial results. During fiscal 2007, we experienced a reduction in the mortgage financing available to our customers.

Most of our customers finance their home purchases through lenders providing mortgage financing. Prior to the recent volatility in the financial markets, interest rates were at historical lows and a variety of mortgage products were available. As a result, homeownership became more accessible. The mortgage products available included features that allowed buyers to obtain financing for a significant portion, up to all, of the purchase price of the home, had very limited underwriting requirements or provided for lower initial monthly payments. As a result, more people were able to qualify for mortgage financing. During fiscal 2007, there was a significant decrease in the type of mortgage products available and a general increase in the qualification requirements for mortgages such that fewer people are able to qualify for and obtain mortgage financing. This, coupled with higher mortgage interest rates has reduced demand for new homes.

Some of our homebuyers use down payment assistance programs, which allow homebuyers to receive gift funds from non-profit corporations to be used as a down payment. Homebuilders are a source of funding for these programs. The Department of Housing and Urban Development (HUD) and Congress are considering limitations and further regulation of these programs. New restrictions may limit the ability of seller-funded non-profit corporations to fund down payment assistance programs for government-insured mortgage loans. HUD has issued a rule that eliminates seller-funded down payment assistance as an acceptable minimum investment in the property for FHA insured loans. However, the implementation of that rule has been delayed as a result of litigation filed by certain down payment assistance providers. The ultimate outcome of this litigation is uncertain. If, as a result of legislative, regulatory or other action, the gift fund programs that some of our customers use would no longer be available to them, we would expect to seek other financing alternatives, and seek different down payment programs for those customers who meet applicable guidelines. There can be no assurance, however, that any such alternative programs would be as attractive to our customers as the programs offered today and that our sales would not suffer.

We believe that the availability of FHA and VA mortgage financing is an important factor in marketing some of our homes. Any limitations or restrictions on the availability of the financing provided by them could adversely affect interest rates, mortgage financing and our sales of new homes and mortgage loans.

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

We are subject to extensive and complex regulations that affect land development and home construction, including zoning, density restrictions, building design and building standards. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to being approved, if approved at all. We are subject to determinations by these authorities as to the adequacy of water or sewage facilities, roads or other local services. In addition, in many markets government authorities have implemented no growth or growth control initiatives. Any of these can limit, delay or increase the costs of development or home construction.

New housing developments may be subject to various assessments for schools, parks, streets and other public improvements, which could cause an increase in the total cost of homeownership. In addition, increases in property tax rates by local governmental authorities, as experienced in response to reduced federal and state funding, can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes.

We are subject to a variety of local, state and federal laws and regulations concerning protection of health, safety and the environment. The impact of environmental laws varies depending upon the prior uses of the building site or adjoining properties and may be greater in areas with less supply where undeveloped land or desirable alternatives are less available. These matters may result in delays, may cause us to incur substantial compliance, remediation, mitigation and other costs, and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or areas.

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

We have a significant amount of debt. As of September 30, 2007, our consolidated debt was $4,376.8 million. In the ordinary course of business, we may incur significant additional debt, to the extent permitted by our revolving credit facility, our indentures and the credit facilities of our financial services subsidiaries.

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

Dependence on Future Performance.  Our ability to meet our debt service and other obligations will depend upon our future financial performance. We are engaged in businesses that are substantially affected by changes in industry and economic conditions. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our businesses are also affected by financial, political, business and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of debt or equity securities, the refinancing of debt, or the sale of assets. Changes in prevailing interest rates may affect our ability to meet our debt service obligations, because borrowings under our credit facilities bear interest at floating rates and our interest rate swap agreements fix our interest rate for only a portion of these borrowings.

As of September 30, 2007, the scheduled maturities of principal on our outstanding debt for the subsequent 12 months totaled $631.2 million, including $387.8 million in financial services debt that must be renewed annually. Based on the current level of operations, we believe our cash flow from operations, available cash, available borrowings under our credit facilities and our ability to access the capital markets and to refinance or renew our facilities in a timely manner will be adequate to meet our future cash needs. We cannot, however, make any assurances that in the future our business will generate sufficient cash flow from operations or that borrowings or access to the capital markets or refinancing or renewal facilities will be available to us in amounts sufficient to enable us to pay or refinance our indebtedness or to fund other cash needs.

Indenture and Credit Facility Restrictions.  Our revolving credit facility and the indenture governing our senior subordinated notes impose restrictions on our operations and activities. The most significant restrictions relate to limits on investments, cash dividends, stock repurchases and other restricted payments, incurrence of indebtedness, creation of liens and asset dispositions, and require maintenance of a maximum leverage ratio, a minimum ratio of earnings before interest, income taxes, depreciation and amortization to interest incurred, minimum levels of tangible net worth and compliance with other financial covenants. In addition, the indentures governing our senior notes impose restrictions on the creation of liens. If we fail to comply with any of these restrictions or covenants, the trustees, the noteholders or the lending banks, as applicable, could cause our debt to become due and payable prior to maturity. In addition, if the margins by which we meet the financial covenants in our revolving credit facility are reduced significantly in the future, we or our lenders may seek to negotiate revised terms for the facility that could increase the cost, reduce the availability or change other conditions of the facility.

The credit facilities of our financial services subsidiaries also require the maintenance of minimum levels of tangible net worth, ratio of debt to tangible net worth and net income. A failure to comply with these requirements could allow the lending banks to terminate the availability of funds to the financial services subsidiaries or cause their debt to become due and payable prior to maturity.

Change in Debt Rating.  Until November 2007, we had investment grade ratings on our senior debt from all three of the major rating agencies. In November one of the agencies lowered our rating below investment grade while another placed us on watch for a possible downgrade from investment grade. The third agency has a negative outlook on its investment grade rating of our debt. If we do not maintain our investment grade credit ratings from both of the remaining agencies, available credit under our revolving credit facility is subject to limitations based on specified percentages of unsold homes, developed lots and lots under development included in inventory and the amount of other senior unsecured indebtedness and the cost of such capital may increase. Further, the loss of our investment grade rating can make accessing the public debt markets more difficult and expensive.

Change of Control Purchase Options.  If a change of control occurs as defined in the indentures governing many series of our senior and senior subordinated notes, constituting $1.9 billion principal amount in the aggregate as of September 30, 2007, we would be required to offer to purchase such notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. Moreover, a change of control may also result in the acceleration of our revolving credit facility and our financial services credit facilities. If purchase offers were required under the indentures for these notes or these credit facilities were accelerated, we can give no assurance that we would have sufficient funds to pay the amounts that we would be required to purchase or repay. At September 30, 2007, we did not have sufficient funds available to purchase or pay all of such outstanding debt upon a change of control.

Impact of Financial Services Debt.  Our financial services business is conducted through subsidiaries that are not restricted by our indentures or revolving credit facility. The ability of our financial services subsidiaries to provide funds to our homebuilding operations, however, is subject to restrictions in their own credit facilities. These funds would not be available to us upon the occurrence and during the continuance of defaults under these facilities. Moreover, our right to receive assets from these subsidiaries upon liquidation or recapitalization will be subject to the prior claims of the creditors of these subsidiaries. Any claims we may have to funds from this segment would be subordinate to subsidiary indebtedness to the extent of any security for such indebtedness and to any indebtedness otherwise recognized as senior to our claims.

Homebuilding and financial services are very competitive, and competitive conditions could adversely affect our business or our financial results.

The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled labor. We compete with other local, regional and national homebuilders, often within larger subdivisions designed, planned and developed by such homebuilders. We also compete with existing home sales and rental properties. The competitive conditions in the homebuilding industry can result in:

•	lower sales;

•	lower selling prices;

•	increased selling incentives;

•	lower profit margins;

•	impairments in the value of our inventory, goodwill and other assets;

•	difficulty in effecting our strategies to reduce inventory;

•	difficulty in acquiring suitable land, raw materials, and skilled labor at acceptable prices; or

•	delays in construction of our homes;

Our financial services business competes with other mortgage lenders, including national, regional and local mortgage banks and other financial institutions. Mortgage lenders with greater access to capital markets or different lending criteria may be able to offer more attractive financing to potential customers.

When we are affected by these competitive conditions, our business and financial results could be adversely affected. In the current downturn in the homebuilding industry, the reactions of our competitors may have reduced the effectiveness of our efforts to achieve pricing stability and reduce our inventory levels.

Our future operations may require additional capital, which may not be available.

Our operations require significant amounts of cash. We may be required to seek additional capital, whether from sales of equity, debt issuances or additional bank borrowings, for our business. We can give no assurance as to the availability of such additional capital or, if available, whether it would be on terms acceptable to us. Moreover, the indentures for our outstanding public debt and the covenants of our credit facilities contain provisions that may restrict the debt we may incur in the future. If we are not successful in obtaining sufficient capital, it could reduce the level of our business and may adversely affect our financial results.

We cannot make any assurances that any future growth strategies will be successful.

Since 1993, we acquired many homebuilding companies. Although we focused on internal growth in recent years, we may make strategic acquisitions of homebuilding companies in the future. Successful strategic acquisitions require the integration of operations and management and other efforts to realize the benefits that may be available. Although we believe that we have been successful in doing so in the past, we can give no assurance that we would be able to identify, acquire and integrate successfully strategic acquisitions in the future. Acquisitions can result in the dilution of existing stockholders if we issue our common stock as consideration or reduce our liquidity or increase our debt if we fund them with cash. In addition, acquisitions can expose us to valuation risks, including the risk of writing off goodwill related to such acquisitions based on the subsequent results of the operating segments to which the acquired businesses were assigned. The risk of write-offs related to goodwill impairment increases during a cyclical housing downturn when profitability of our operating segments may decline, as evidenced by the goodwill impairment charges we recognized in fiscal 2007. Moreover, we may not be able to implement successfully our operating and future growth strategies within our existing markets.

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

In addition to our inventories of land, lots and homes, we own several office buildings totaling approximately 186,000 square feet and we lease approximately 1,511,000 square feet of office space under leases expiring through January 2015, in our various operating markets to house our homebuilding and financial services operating divisions, as well as our regional and corporate offices.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in lawsuits and other contingencies in the ordinary course of business. While the ultimate outcome of the lawsuits and contingencies cannot be predicted with certainty, we believe the ultimate liability, if any, will not have a material adverse effect on our financial position or operations.

On June 15, 2007, a putative class action, John R. Yeatman, et al. v. D.R. Horton, Inc., et al., was filed by one of our customers against us and our affiliated mortgage company subsidiary in the United States District Court for the Southern District of Georgia. The complaint seeks certification of a class alleged to include persons who, within the year preceding the filing of the suit, purchased a home from us and obtained a mortgage for such purchase from our affiliated mortgage company subsidiary. The complaint alleges that we violated Section 8 of the Real Estate Settlement Procedures Act by effectively requiring our homebuyers to use our affiliated mortgage company to finance their home purchases by offering certain discounts and incentives. The action seeks damages in an unspecified amount and injunctive relief. We believe the claims alleged in this action are without merit and will defend them vigorously. However, as this action is still in its early stages, we are unable to express an opinion as to the likelihood of an unfavorable outcome or the amount of damages, if any; consequently, we have not recorded any associated liabilities in the accompanying consolidated balance sheet.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “DHI.” The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock, as reported by the NYSE, and the quarterly cash dividends declared per common share.

	Year Ended September 30, 2007			Year Ended September 30, 2006
			Declared			Declared
	High	Low	Dividends	High	Low	Dividends

1st Quarter	$27.81	$21.51	$0.15	$38.56	$28.78	$0.09
2nd Quarter	31.13	21.79	0.15	41.66	30.80	0.10
3rd Quarter	24.49	19.76	0.15	35.27	22.55	0.10
4th Quarter	20.75	12.46	0.15	25.43	19.52	0.15

As of November 16, 2007, the closing price of our common stock on the NYSE was $12.16, and there were approximately 642 holders of record.

The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions. We are required to comply with certain covenants contained in the bank agreements and our senior subordinated note indenture. In July 2007, through amendment to the revolving credit facility agreement, a restriction that limited our ability to pay cash dividends on our common stock in an amount, on a cumulative basis, not to exceed 50% of consolidated net income was removed. Under the amended agreement, payment of dividends is permitted provided there is no payment default under the facility, we are in compliance with certain financial covenants under the agreement, and such payments do not cause us not to be in compliance with those financial covenants. However, payment of cash dividends is still limited to the extent our total restricted payments are limited. At September 30, 2007, under the most restrictive debt covenants in effect, approximately $2.3 billion was available for all restricted payments.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

During fiscal years 2007, 2006 and 2005, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

In November 2005, our Board of Directors authorized the repurchase of up to $500 million of our common stock, replacing the previous common stock repurchase authorization. During fiscal 2006, we repurchased 1,000,000 shares of our common stock at a total cost of $36.8 million. In November 2006, our Board of Directors extended the remaining $463.2 million common stock repurchase authorization to November 30, 2007. We made no repurchases of common stock under the share repurchase program during fiscal 2007, and therefore, all of the $463.2 million authorization was remaining at September 30, 2007. In November 2007, our Board of Directors extended the $463.2 million common stock repurchase authorization to November 30, 2008.

During the third quarter of fiscal 2007, we repurchased 2,433 shares of our common stock, representing shares delivered by employees to satisfy the exercise price of stock options as authorized by our 1991 Stock Incentive Plan. These shares were not purchased under our share repurchase program and, therefore, had no effect on the remaining stock repurchase authorization. There were no such transactions during the fourth quarter of fiscal 2007.

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return on D.R. Horton common stock for the last five fiscal years through September 30, 2007, compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The comparison assumes an investment in D.R. Horton common stock and in each of the foregoing indices of $100 at September 30, 2002, and assumes that all dividends were reinvested. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

Comparison of Five-Year Cumulative Total Return
Among D.R. Horton, Inc., S&P 500 Index and S&P 500 Homebuilding Index

	Year Ended September 30,
	2002	2003	2004	2005	2006	2007
D.R. Horton, Inc.	$100.00	$177.68	$272.56	$401.53	$269.84	$148.40

S&P 500 Index	$100.00	$124.40	$141.65	$159.01	$176.17	$205.13

S&P 500 Homebuilding Index	$100.00	$154.88	$245.09	$351.18	$254.35	$129.27

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our Consolidated Financial Statements. The data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A “Risk Factors,” Item 8, “Consolidated Financial Statements and related Notes,” and all other financial data contained in this annual report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended September 30,
	2007	2006	2005	2004	2003
	(In millions, except per share data)

Operating Data:
Revenues:
Homebuilding	$11,088.8	$14,760.5	$13,628.6	$10,658.0	$8,552.1
Financial Services	207.7	290.8	235.1	182.8	176.0
Gross profit — Homebuilding	603.7	3,342.2	3,488.3	2,460.7	1,746.3
Income (loss) before income taxes:
Homebuilding	(1,020.0)	1,878.7	2,273.0	1,508.2	914.7
Financial Services	68.8	108.4	105.6	74.7	93.5
Net income (loss)	(712.5)	1,233.3	1,470.5	975.1	626.0
Net income (loss) per share (1):
Basic	(2.27)	3.94	4.71	3.14	2.11
Diluted (2)	(2.27)	3.90	4.62	3.09	1.99
Cash dividends declared per common share (1)	0.60	0.44	0.3075	0.215	0.135

	September 30,
	2007	2006	2005	2004	2003
	(In millions)

Balance Sheet Data:
Inventories	$9,343.5	$11,343.1	$8,486.8	$6,567.4	$5,082.3
Total assets	11,556.3	14,820.7	12,514.8	8,985.2	7,279.4
Notes payable	4,376.8	6,078.6	4,909.6	3,499.2	2,963.2
Stockholders’ equity	5,586.9	6,452.9	5,360.4	3,960.7	3,031.3

(1)	All basic and diluted income per share amounts and cash dividends declared per share amounts reflect the effects of the three-for-two stock split (effected as a 50% stock dividend) of January 12, 2004 and the four-for-three stock split (effected as a 33 1/3% stock dividend) of March 16, 2005.

(2)	In October 2004, the Financial Accounting Standards Board ratified Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (EITF 04-8). EITF 04-8 requires that shares underlying contingently convertible debt be included in diluted earnings per share computations using the if-converted method regardless of whether the market price trigger or other contingent features have been met. The effective date for EITF 04-8 was for reporting periods ending after December 15, 2004. EITF 04-8 also requires restatement of earnings per share amounts for prior periods presented during which the instrument was outstanding. In May 2001, we issued zero coupon convertible senior notes, which were converted into shares of our common stock in June 2003. During certain quarters of the year ended September 30, 2003, the market price trigger was not met and the convertible shares were not included in the computation of diluted net income per share. The adoption of EITF 04-8 reduced our diluted net income per share for the year ended September 30, 2003 by $0.06 (adjusted to reflect the effects of the three-for-two common stock split, effected as a 50% stock dividend and paid on January 12, 2004 and the four-for-three common stock split, effected as a 33 1/3% stock dividend and paid on March 16, 2005).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Fiscal Year 2007 Overview

Our fiscal 2007 results reflect the challenges that the homebuilding industry faced during the year. Fiscal 2006 marked the beginning of the current housing downturn, and in fiscal 2007 the factors hurting demand for new homes persisted, grew in intensity and became more pervasive across the United States. Throughout the year, the already difficult conditions within the industry became progressively more challenging. High inventory levels of both new and existing homes, elevated cancellation rates, low sales absorption rates, affordability issues and overall weak consumer confidence persisted through the year. The effects of these factors were further magnified by a decline in availability of mortgage products and higher mortgage interest rates on certain loan products, due to credit tightening in the mortgage markets. These factors, combined with our continued elevated sales cancellation rate, caused our sales volume to be significantly below expectations. Also, our gross profit from home sales revenues continued to decline as we offered higher levels of incentives and price concessions in attempts to stimulate demand in our communities.

As we progressed though fiscal 2007, our disappointing sales results, further declines in our sales order prices, continued declines in our gross profit from home sales revenues and the more challenging market conditions caused us to have a more cautious outlook for the homebuilding industry and its impact on our business. We believe that housing market conditions will continue to be challenging and may deteriorate further, and that the timing of a recovery in the housing market remains unclear. Our outlook incorporates several factors, including continued margin pressure from increased price reductions and sales incentives; continued high levels of new and existing homes available for sale; weak demand from new home consumers as they continue to see home prices adjust downward; continued high sales cancellations; continued weak housing affordability in many markets that experienced rapid price appreciation over the past few years; and permanent restrictions on the availability of certain mortgage products as a result of the recent credit tightening in the mortgage markets.

Due to the declining market conditions and our increased use of price reductions and sales incentives, we evaluated a significant portion of our inventory in our quarterly impairment analyses during fiscal 2007. Additionally, we evaluated the recoverability of our goodwill. Our goodwill and inventory impairment evaluations reflected our expectation of continued and increasing challenges in the homebuilding industry, and our belief that these challenging conditions may last longer and have a greater impact on our business than we previously believed. Based on our evaluations, we recorded significant impairment charges to our inventory and goodwill balances during the year, which resulted in a net loss for fiscal 2007.

Strategy

We believe the long-term fundamentals which support housing demand, namely population growth and household formation, remain solid. We also believe the current negative market conditions, the effects of which have been more severe and more prolonged than previously expected, will moderate over the long term. In the interim, we remain committed to the following initiatives related to our operating strategy in the current homebuilding business environment:

•	Reducing our land and lot inventory from current levels by

—	constructing and selling homes,

—	opportunistically selling land and lots,

—	significantly restricting our spending for land and lot purchases,

—	decreasing our land development spending or in some instances, suspending development in certain projects until market conditions improve; and

—	renegotiating or canceling land option purchase contracts.

•	Reducing our inventory of homes under construction by limiting the construction of unsold homes.

•	Continuing to offer incentives and price reductions to increase sales as necessary to maximize returns and cash flows.

•	Decreasing our cost of goods purchased from both vendors and subcontractors.

•	Continuing to modify our product offerings to provide more affordable homes.

•	Decreasing our SG&A infrastructure to be in line with our reduced expectations of production levels.

•	Reducing our level of debt by utilizing cash flows from operations.

These initiatives allowed us to generate significant cash flows from operations during fiscal 2007, which we utilized to reduce our outstanding debt by a substantial amount. Although we cannot provide any assurances that these initiatives will continue to be successful, we expect that our operating strategy will allow us to continue to strengthen our balance sheet and liquidity position.

Key Results

Key financial results as of and for our fiscal year ended September 30, 2007, as compared to fiscal 2006, were as follows:

Homebuilding Operations:

•	Homebuilding pre-tax income, before pre-tax charges for goodwill impairment, inventory impairments and write-offs of deposits and pre-acquisition costs related to land option contracts, was $783.6 million, down 64% from $2,149.6 million in fiscal 2006.

•	Homebuilding revenues decreased 25% to $11.1 billion.

•	Homes closed decreased 22% to 41,370 homes and the average selling price of those homes decreased 5% to $259,200.

•	Net sales orders decreased 35% to 33,687 homes.

•	Sales order backlog decreased 48% to $2.7 billion.

•	Home sales gross margins before inventory impairments, land option cost write-offs and the effect of the change in profit deferred under SFAS No. 66 decreased 720 basis points to 16.8%.

•	Homebuilding SG&A expenses as a percentage of homebuilding revenues increased 40 basis points to 10.3%.

•	Homebuilding debt decreased by $897.9 million to $3,989.0 million.

•	Net homebuilding debt to total capital improved 50 basis points to 40.2%, and gross homebuilding debt to total capital improved 140 basis points to 41.7%.

Financial Services Operations:

•	Total financial services revenues decreased by 29% to $207.7 million.

•	Financial services pre-tax income decreased by 37% to $68.8 million.

•	Financial services debt decreased by $803.9 million to $387.8 million.

Consolidated Results:

•	Net loss per share was $2.27, compared to diluted earnings per share of $3.90.

•	Net loss was $712.5 million, compared to net income of $1,233.3 million.

•	Stockholders’ equity decreased to $5.6 billion at September 30, 2007, from $6.5 billion at September 30, 2006.

•	Net cash provided by operations was $1.4 billion during fiscal 2007.

Results of Operations — Homebuilding

Our operating segments are our seven homebuilding operating regions, which we present as separate reportable segments. Previously, we presented six homebuilding reporting segments, aggregating both our Northeast and Midwest operating regions into our Northeast reporting segment. However, because of a realignment of our management structure during the fourth quarter of fiscal 2007, our Colorado markets are now included in our Midwest operating region, rather than in our Southwest operating region. As a result, we determined that each of our seven operating regions constitutes a reportable segment, as reflected in our current year presentation. All prior year segment information has been restated to conform to the fiscal 2007 presentation. These reporting segments, which we also refer to as reporting regions, have homebuilding operations located in the following states:

Northeast:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia
Midwest:	Colorado, Illinois, Minnesota and Wisconsin
Southeast:	Alabama, Florida and Georgia
South Central:	Louisiana, Mississippi, Oklahoma and Texas
Southwest:	Arizona, New Mexico and Utah
California:	California and Nevada (Reno only)
West:	Hawaii, Idaho, Nevada, Oregon and Washington

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

The following tables set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the fiscal years ended September 30, 2007 and 2006. Based on our revised disaggregation of operating segments and the states within those segments, we have restated the 2006 amounts between reporting segments to conform to the 2007 presentation.

	Net Sales Orders
	Fiscal Year Ended September 30,
	Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change

Northeast	3,085	4,999	(38)%	$792.3	$1,233.5	(36)%	$256,800	$246,700	4%
Midwest	3,065	5,007	(39)%	887.0	1,471.3	(40)%	289,400	293,800	(1)%
Southeast	5,206	7,082	(26)%	1,130.4	1,753.8	(36)%	217,100	247,600	(12)%
South Central	9,740	14,682	(34)%	1,723.5	2,536.4	(32)%	177,000	172,800	2%
Southwest	6,244	9,065	(31)%	1,210.4	2,210.8	(45)%	193,900	243,900	(21)%
California	3,670	7,050	(48)%	1,539.6	3,238.6	(52)%	419,500	459,400	(9)%
West	2,677	4,095	(35)%	947.4	1,450.8	(35)%	353,900	354,300	—%

	33,687	51,980	(35)%	$8,230.6	$13,895.2	(41)%	$244,300	$267,300	(9)%

	Sales Order Backlog
	September 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change

Northeast	1,194	2,228	(46)%	$306.6	$587.3	(48)%	$256,800	$263,600	(3)%
Midwest	600	1,037	(42)%	192.1	342.2	(44)%	320,200	330,000	(3)%
Southeast	1,198	2,148	(44)%	309.6	633.8	(51)%	258,400	295,100	(12)%
South Central	2,693	4,213	(36)%	496.2	777.8	(36)%	184,300	184,600	—%
Southwest	3,198	5,391	(41)%	706.5	1,417.5	(50)%	220,900	262,900	(16)%
California	941	2,088	(55)%	430.9	1,041.7	(59)%	457,900	498,900	(8)%
West	618	1,020	(39)%	252.5	384.8	(34)%	408,600	377,300	8%

	10,442	18,125	(42)%	$2,694.4	$5,185.1	(48)%	$258,000	$286,100	(10)%

	Homes Closed
	Fiscal Year Ended September 30,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change

Northeast	4,119	5,304	(22)%	$1,072.9	$1,392.9	(23)%	$260,500	$262,600	(1)%
Midwest	3,502	6,050	(42)%	1,037.1	1,761.7	(41)%	296,100	291,200	2%
Southeast	6,156	8,053	(24)%	1,454.6	2,029.4	(28)%	236,300	252,000	(6)%
South Central	11,260	13,444	(16)%	2,005.2	2,282.9	(12)%	178,100	169,800	5%
Southwest	8,437	8,023	5%	1,921.4	1,945.6	(1)%	227,700	242,500	(6)%
California	4,817	7,884	(39)%	2,150.4	3,600.8	(40)%	446,400	456,700	(2)%
West	3,079	4,341	(29)%	1,079.6	1,532.1	(30)%	350,600	352,900	(1)%

	41,370	53,099	(22)%	$10,721.2	$14,545.4	(26)%	$259,200	$273,900	(5)%

Total Homebuilding Revenues

	Fiscal Year Ended September 30,
	2007	2006	% Change
	(In millions)

Northeast	$1,092.0	$1,393.9	(22)%
Midwest	1,111.5	1,795.7	(38)%
Southeast	1,478.3	2,040.5	(28)%
South Central	2,009.9	2,311.0	(13)%
Southwest	1,966.6	1,978.4	(1)%
California	2,245.5	3,643.1	(38)%
West	1,185.0	1,597.9	(26)%

	$11,088.8	$14,760.5	(25)%

Inventory Impairments and Land Option Cost Write-offs

	Fiscal Year Ended September 30,
	2007			2006
		Land Option			Land Option
	Inventory	Cost		Inventory	Cost
	Impairments	Write-Offs	Total	Impairments	Write-Offs	Total
	(In millions)

Northeast	$72.3	$9.2	$81.5	$14.4	$12.5	$26.9
Midwest	152.8	14.5	167.3	12.2	20.3	32.5
Southeast	181.6	28.6	210.2	14.2	20.2	34.4
South Central	10.4	14.2	24.6	—	2.2	2.2
Southwest	25.6	1.2	26.8	—	4.8	4.8
California	541.2	23.4	564.6	105.4	60.4	165.8
West	238.3	16.2	254.5	—	4.3	4.3

	$1,222.2	$107.3	$1,329.5	$146.2	$124.7	$270.9

Goodwill Impairments

	Fiscal Year Ended September 30,
	2007	2006
	(In millions)

Northeast	$39.4	$—
Midwest	48.5	—
Southeast	11.5	—
South Central	—	—
Southwest	—	—
California	300.3	—
West	74.4	—

	$474.1	$—

Homebuilding Income (Loss) Before Income Taxes (1)

	Fiscal Year Ended September 30,
	2007		2006
		% of		% of
		Region		Region
	$’s	Revenues	$’s	Revenues
	(In millions)

Northeast	$(66.1)	(6.1)%	$112.9	8.1%
Midwest	(205.3)	(18.5)%	111.3	6.2%
Southeast	(131.6)	(8.9)%	346.4	17.0%
South Central	122.2	6.1%	171.2	7.4%
Southwest	204.6	10.4%	424.8	21.5%
California	(784.1)	(34.9)%	346.3	9.5%
West	(159.7)	(13.5)%	365.8	22.9%

	$(1,020.0)	(9.2)%	$1,878.7	12.7%

(1)	Expenses maintained at the corporate level are allocated to each region based on the region’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to the operations of our corporate office.

Homebuilding Operating Margin Analysis

	Percentages of
	Related Revenues
	Fiscal Year Ended September 30,
	2007	2006

Gross profit — Home sales	17.2%	24.0%
Gross profit — Land/lot sales	22.9%	53.7%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(12.0)%	(1.8)%
Gross profit — Total homebuilding	5.4%	22.6%
Selling, general and administrative expense	10.3%	9.9%
Goodwill impairment	4.3%	—%
Loss on early retirement of debt	0.1%	0.1%
Other (income)	—%	(0.1)%
Income (loss) before income taxes	(9.2)%	12.7%

Net Sales Orders and Backlog

Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations. The value of net sales orders decreased 41%, to $8,230.6 million (33,687 homes) in 2007 from $13,895.2 million (51,980 homes) in 2006. The value of net sales orders decreased 48%, to $1,309.5 million (6,374 homes) in the fourth quarter of fiscal 2007 from $2,532.2 million (10,430 homes) in the same period of fiscal 2006. The decreases in our net sales orders reflect the softening of demand for new homes in most homebuilding markets. We believe the most significant factors contributing to the slowing of demand for new homes in most of our markets include an increase in the supply of existing homes for sale, a reduction in investor purchases, a decrease in the availability of mortgage financing for many potential homebuyers and a decline in homebuyer consumer confidence. Additionally, we believe that the rapid price appreciation of new and existing homes in many markets over the past several years has reduced the number of potential homebuyers able to afford a home. Many prospective homebuyers continue to approach the purchase decision more tentatively due to continued increases in price concessions and sales incentives offered on both new and existing homes, concern over their ability to sell an existing home or obtain mortgage financing and the general uncertainty surrounding the housing market. We have attempted to increase sales by providing increased sales incentives and lowering prices, but the factors above, combined with the continued pricing responses of our competitors, have limited the impact of our pricing efforts. Subsequent to fiscal year 2007, the volume of our net sales orders for the month ended October 31, 2007 decreased 54% compared to the month ended October 31, 2006.

In comparing fiscal 2007 to fiscal 2006, the value of net sales orders decreased significantly in all seven of our market regions. These decreases were primarily due to similar decreases in the number of homes sold in each region, although in our Southeast, Southwest and California regions, a decline in average selling prices was also a significant factor. The decreases in average selling prices were primarily due to the increased use of price concessions and sales incentives and, to a lesser extent, a shift to more affordable products in those regions.

The most significant decline in net sales orders in fiscal 2007 occurred in our California region, with 48% fewer homes sold than in fiscal 2006. We believe that home sales in our California markets have been negatively impacted, to a greater extent than our other regions, by a reduction in the pool of qualified buyers due to a lack of housing affordability and the decline of mortgage availability. We are closely monitoring, on a project by project basis, our products, pricing and other operational strategies in the California region. We will further modify product offerings and pricing as necessary, as we attempt to improve our sales in this region.

Our annual cancellation rate (sales orders cancelled divided by gross sales orders) was 38% in fiscal 2007, compared to 28% in fiscal 2006. Our cancellation rate in the fourth quarter of fiscal 2007 was 48% and cancellations in the month ended October 31, 2007 were at a similar rate. The higher overall cancellation rate for fiscal 2007 was primarily attributable to cancellations in many of our Arizona, California and Florida markets. These elevated cancellation rates reflect the ongoing challenges in most homebuilding markets, including the inability of many prospective homebuyers to sell their existing homes, the increasing level of sales incentives and home price reductions in our markets continuing to erode buyer confidence and further credit tightening in the mortgage markets. The impact of the credit tightening became apparent in our cancellation rates in late August and continued through September and October as the mortgage products many buyers had selected were no longer available or they could not qualify due to stricter underwriting guidelines.

The average price of our net sales orders in fiscal 2007 was $244,300, a decrease of 9% from the $267,300 average in fiscal 2006. The average price of our net sales orders decreased significantly in our Southeast, Southwest and California regions, due primarily to price reductions and increased incentives in our Florida, Arizona and California markets. In general, our pricing is dependent on the demand for our homes, and declines in our average selling prices during the year were due in large part to increases in the use of price reductions and sales incentives. Further, as the inventory of existing homes for sale has continued to rise, it has led to the need to ensure our pricing is competitive with comparable existing home sales prices. We continually monitor and may adjust our product mix, geographic mix and pricing within our homebuilding markets in an effort to keep our core product offerings affordable for our target customer base, typically first-time and move-up homebuyers. To a lesser extent than the competitive factors discussed above, this has also contributed to decreases in the average selling price.

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. Before the current housing downturn, our backlog has been a reliable indicator of the level of home closings in our two subsequent fiscal quarters; however, due to our current elevated cancellation rates, higher level of unsold homes in inventory and difficult conditions in many of our markets, this relationship between backlog and future home closings may have changed.

At September 30, 2007, the value of our backlog of sales orders was $2,694.4 million (10,442 homes), a decrease of 48% from $5,185.1 million (18,125 homes) at September 30, 2006. The average sales price of homes in backlog was $258,000 at September 30, 2007, down 10% from the $286,100 average at September 30, 2006. The value of our sales order backlog decreased significantly in all of our market regions, with the largest percentage decrease occurring in our California region.

Home Sales Revenue and Gross Profit

Revenues from home sales decreased 26%, to $10,721.2 million (41,370 homes closed) in 2007 from $14,545.4 million (53,099 homes closed) in 2006. Revenues from home sales decreased in all seven of our market regions, led by the Midwest and California regions, with decreases of 41% and 40%, respectively. The average selling price of homes closed during 2007 was $259,200, down 5% from $273,900 in 2006. The decrease in our fiscal 2007 home sales revenues was the result of slowing demand and the resulting decline in net sales order volume and pricing during the year.

The number of homes closed in 2007 decreased 22% due to decreases in six of our seven market regions. As a result of the decline in net sales orders during the year and the decline in our sales order backlog, we expect to close fewer homes in fiscal 2008 than we did in fiscal 2007. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and amount of revenue we will generate.

Revenues from home sales in fiscal 2007 and 2006 were increased by $58.0 million and $1.6 million, respectively, from changes in profit deferred pursuant to Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate.” The home sales profit related to our mortgage loans held for sale is deferred in instances where a buyer finances a home through our wholly-owned mortgage company and has not made an adequate initial or continuing investment as prescribed by SFAS No. 66. As of September 30,

2007, the balance of deferred profit related to such mortgage loans held for sale was $32.6 million, compared to $90.6 million at September 30, 2006. The decline is attributable to both the drop in the number of homes closed and a decline in the availability of the mortgage types whose use generally resulted in the SFAS No. 66 profit deferral.

Total homebuilding gross profit decreased by 82%, to $603.7 million in 2007 from $3,342.2 million in 2006. Including sales of both homes and land/lots, as well as impairment charges and land option cost write-offs, total homebuilding gross profit as a percentage of homebuilding revenues decreased 1,720 basis points, to 5.4% in 2007 from 22.6% in 2006. Approximately 1,020 basis points of the decrease was due to the effect of inventory impairment charges and land option cost write-offs. As a percentage of homebuilding revenues, these were 12.0% in fiscal 2007 versus 1.8% in fiscal 2006.

Gross profit from home sales decreased by 47%, to $1,848.9 million in 2007, from $3,497.6 million in 2006, and, as a percentage of home sales revenues, decreased 680 basis points, to 17.2%. The primary factor reducing our home sales gross profit margin was the difficult market conditions discussed above, which narrowed the range between our selling prices and costs of our homes in most of our markets, causing a decline of approximately 650 basis points in home sales gross profit as a percentage of home sales revenues. Due to the current sales environment in many of our markets, we have offered a variety of incentives and price concessions, which affect our gross profit margin by reducing the selling price of the home or increasing the cost of the home without a proportional increase in the selling price. We are also offering greater discounts and incentives to sell our inventory of homes, which is at a higher than desired level. This strategy has helped reduce our total homes in inventory by approximately 8,600 units from September 30, 2006, but has also contributed to a decline in our home sales gross profit. Additionally, our home sales gross margin decreased approximately 60 basis points due to an increase in the amortization of capitalized interest and 30 basis points due to an increase in warranty and construction defect expenses as a percentage of home sales revenues. These decreases were partially offset by improvements in home sales gross margin of 20 basis points due primarily to an increase in the relative number of home closings in our more profitable markets, and 40 basis points resulting from the recognition of $58.0 million of previously deferred gross profit in accordance with SFAS No. 66 during 2007, compared to $1.6 million in 2006.

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

In accordance with SFAS No. 144, impairment charges are also recorded on finished homes in substantially completed projects when events or circumstances indicate that the carrying values are greater than the fair value less costs to sell these homes.

During fiscal 2007, the difficult conditions within the homebuilding industry became more challenging. High inventory levels of both new and existing homes, elevated cancellation rates, low sales absorption rates, affordability issues and overall weak consumer confidence persisted throughout the year. The effects of these factors were further magnified by a decline in availability of mortgage products and higher mortgage interest rates on certain loan products, due to credit tightening in the mortgage markets. These factors, combined with our disappointing sales results, further declines in sales order prices and continued declines in gross profit from home sales revenues throughout the year, caused our outlook for the homebuilding industry and its impact on our business to become more cautious as the year progressed. Our current outlook is that we believe housing market conditions will continue to be challenging and may deteriorate further, and that the timing of a recovery in the housing market remains unclear.

During fiscal 2007, our quarterly inventory impairment analyses performed in accordance with SFAS No. 144 utilized assumptions that incorporated our cautious outlook, which reflects the expectation that the challenging conditions in the homebuilding industry will persist and have a greater impact than we believed when the year began. Consequently, our strategy to reduce our inventory and lot position in a number of markets will likely take longer and require additional price concessions and incentives than previously anticipated. Therefore, our impairment evaluations during the fourth quarter of fiscal 2007 indicated a significant number of projects with impairment indicators. Communities with a combined carrying value of $2,622.4 million as of September 30, 2007, had indicators of potential impairment and were evaluated for impairment. The analysis of each of these projects generally assumed that sales prices in future periods will be equal to or lower than current sales order prices in each project or for comparable projects in order to generate an acceptable absorption rate. While it is difficult to determine a timeframe for a given project in the current market conditions, we estimated the remaining lives of these projects to range from six months to in excess of ten years. Through these evaluations, we determined that projects with a carrying value of $940.5 million as of September 30, 2007, the largest portions of which were in the California, West and Southeast regions, were impaired. As a result, during the fourth quarter of fiscal 2007, we recorded impairment charges totaling $278.3 million to reduce the carrying value of the impaired projects to their estimated fair value. These fourth quarter charges combined with impairment charges recorded earlier in the year resulted in total inventory impairment charges of $1,222.2 million during fiscal 2007. Approximately 74% of these impairment charges were recorded to residential land and lots and land held for development, and approximately 26% of these charges were recorded to residential construction in progress and finished homes in inventory. During fiscal 2006, we recorded impairment charges totaling $146.2 million related to projects with a carrying value of $459.3 million, the majority of which were in California.

Of the remaining $1,681.9 million of such projects with impairment indicators which were determined not to be impaired at September 30, 2007, the largest concentrations are in California (28%), Florida (20%), and Arizona (16%). It is possible that our estimate of undiscounted cash flows from these projects may change and could result in a future need to record impairment charges to write these assets down to fair value. Additionally, if conditions in the homebuilding industry or specific markets in which we operate worsen in the future beyond current expectations, and as we re-evaluate specific project pricing and incentive strategies, we may be required to evaluate additional projects or re-evaluate previously impaired projects for potential impairment. These evaluations may result in additional impairment charges, and such charges could be material.

Based on a review of land and lot option contracts performed each quarter, we write off earnest money deposits and pre-acquisition costs related to land and lot option contracts which we no longer plan to pursue. During fiscal 2007 and 2006, we wrote off $107.3 million and $124.7 million, respectively, of earnest money deposits and pre-acquisition costs related to land purchase option contracts. Should the current weak homebuilding market conditions persist and we are unable to successfully renegotiate certain land purchase contracts, we may write off additional earnest money deposits and pre-acquisition costs.

The inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 1,200 basis points in fiscal 2007, compared to 180 basis points in fiscal 2006.

Selling, General and Administrative (SG&A) Expense

SG&A expenses from homebuilding activities decreased by $315.1 million, or 22%, to $1,141.5 million in 2007 from $1,456.6 million in 2006. As a percentage of homebuilding revenues, SG&A expenses increased 40 basis points, to 10.3% in 2007 from 9.9% in 2006, due to a decrease in revenues. The largest component of our homebuilding SG&A is employee compensation and related costs, which represented 59% and 64% of SG&A costs in 2007 and 2006, respectively. Those costs decreased $260.2 million, or 28%, to $672.2 million in 2007 from $932.4 million in 2006, largely due to our continued efforts to align the number of employees to match our current and anticipated home closing levels, as well as a decrease in incentive compensation, which is primarily based on profitability. Our homebuilding operations employed approximately 5,100 and 7,100 employees at September 30, 2007 and 2006, respectively. The remaining decrease in SG&A of $54.9 million was primarily attributable to decreases in subdivision maintenance, advertising costs and professional consulting fees.

We continue to adjust our SG&A infrastructure to support our expected closings volume; however, we cannot make assurances that our actions will permit us to maintain or improve upon the current SG&A expense as a percentage of revenues. If our volume of future home closings is lower than fiscal 2007 levels, our future SG&A percentage may increase further.

Interest Incurred

We capitalize interest costs only to inventory under construction or development. During both fiscal years, our inventory under construction or development exceeded our debt; therefore, we capitalized all interest from homebuilding debt. Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, was 2.4% of total home and land/lot cost of sales in 2007, compared to 2.1% in 2006.

Interest incurred is directly related to the average level of our homebuilding debt outstanding during the period. Comparing fiscal 2007 with fiscal 2006, interest incurred related to homebuilding debt decreased by 6%, to $304.3 million, primarily due to a 5% decrease in our average homebuilding debt.

Loss on Early Retirement of Debt

In fiscal 2007, in connection with the early retirement of our 8.5% senior notes due 2012, we recorded a loss of approximately $12.1 million for the call premium and the unamortized discount and fees related to the redeemed notes. In fiscal 2006, in connection with the early retirement of our 9.375% senior subordinated notes due 2011 and our 10.5% senior subordinated notes due 2011, we recorded a loss of approximately $13.4 million for the call premium and the unamortized discount and fees, net of any unamortized premium related to these redeemed notes. Similarly, we recorded a loss of approximately $4.4 million related to the unamortized fees associated with the redemption and replacement of our revolving credit facility in fiscal 2006.

Other Income

Other income, net of other expenses, associated with homebuilding activities was $4.0 million in 2007, compared to $11.0 million in 2006. Major components of other income in both years were interest income and gain on the sale of assets, while in fiscal 2006, the increase in the fair value of our interest rate swaps was also a major component.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we have restated our goodwill balances between reporting segments to reflect the revised aggregation of our operating regions that resulted from a realignment of our management structure during the fourth quarter of fiscal 2007. Our Colorado markets, which were previously included in our Southwest operating region, are now included in our Midwest operating region. Consequently, we determined that our Midwest operating region, which was previously included in our Northeast reporting segment, constitutes a separate reporting segment. The following discussion of goodwill balances and related impairment charges is based on the revised alignment and disaggregation.

Goodwill represents the excess of purchase price over net assets acquired. We test goodwill for potential impairment annually as of September 30 or more frequently if an event occurs or circumstances change that indicate the remaining balance of goodwill may not be recoverable. In analyzing the potential impairment of goodwill, SFAS No. 142 prescribes a two-step process that begins with the estimation of the fair value of the reporting units. If the results of the first step indicate that impairment potentially exists, the second step is performed to measure the amount of the impairment, if any. Impairment is determined to exist when the estimated fair value of goodwill is less than its carrying value.

At June 30, 2007, we determined that an interim test to assess the recoverability of goodwill was necessary because of the significant amount of inventory tested for impairment under SFAS No. 144, the market conditions in the homebuilding industry and the decline in our stock price. We completed the first step of our goodwill impairment analysis as of June 30, 2007. We estimated the fair value of our reporting units primarily utilizing the expected present values of future cash flows, supported with a market based assessment of fair value for the reporting units, and concluded an impairment loss was probable and could be reasonably estimated for operating regions within our Northeast, Southeast, California and West reporting segments. As a result, during the quarter ended June 30, 2007, we recorded non-cash impairment charges totaling $425.6 million related to the write-off of goodwill in these reporting segments.

During the quarter ended September 30, 2007, we completed the second step of our goodwill impairment analyses, through which we confirmed the appropriateness of our prior quarter write-offs and determined that the goodwill balance related to our Midwest reporting segment was completely impaired. Consequently, the goodwill balance in our Midwest reporting segment of $48.5 million, which included $13.5 million transferred from the Southwest reporting segment due to changing our management structure, was written off in the fourth quarter. Total goodwill impairment charges for fiscal 2007 were $474.1 million.

In addition, at September 30, 2007, we completed our annual impairment test and determined that the fair values of our South Central and Southwest reporting segments were greater than their carrying values and no impairment of goodwill existed in those segments.

Reflecting the fiscal 2007 impairment charges and restatement of the prior year segment balances to conform to the current year presentation, our goodwill balances by reporting segment as of September 30, 2007 and 2006 were as follows:

	September 30,
		Restated
	2007	2006
	(In millions)

Goodwill:
Northeast	$—	$39.4
Midwest	—	48.5
Southeast	—	11.5
South Central	15.9	15.9
Southwest	79.4	88.9
California	—	300.3
West	—	74.4

	$95.3	$578.9

The goodwill assessment procedures of SFAS No. 142 require us to make comprehensive estimates of future revenues and costs. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. Continued softness in the homebuilding industry may result in the determination that some or all of our remaining goodwill balance has become impaired, which could result in additional goodwill impairment charges.

Income Taxes

In fiscal 2007, the benefit from income taxes was $238.7 million, corresponding to the loss before income taxes for the year. In fiscal 2006, the provision for income taxes was $753.8 million, corresponding to the income before income taxes for the year.

Our effective income tax rate for fiscal 2007 was 25.1%, compared to an effective tax rate of 37.9% in fiscal 2006. The effective tax rate during 2007 was lower than the effective tax rate in 2006, resulting in a reduced benefit from income taxes related to the loss in the year, because only approximately 23% of the $474.1 million goodwill impairment charge recorded in fiscal 2007 is deductible for tax purposes. Excluding the goodwill impairment charge, the effective tax rate was 40.9% for fiscal 2007.

Primarily as a result of recording significant inventory impairment charges during fiscal 2007, the balance of our deferred tax asset increased substantially. The net deferred tax asset of $863.8 million at September 30, 2007 assumes that we will be able to realize the full value of these assets, which will be dependent in part on our ability to generate sufficient profits in future periods. If market conditions within the homebuilding industry do not improve or continue to worsen, it may affect our ability to fully realize the value of these assets, which may require a valuation adjustment and additional income tax expense in our consolidated statements of operations, and such expense could be material.

Homebuilding Results by Reporting Region

Northeast Region — Homebuilding revenues decreased 22% in 2007 compared to 2006, primarily due to a 22% decrease in the number of homes closed, as well as a slight decrease in the average selling price of those homes. The region reported a loss before income taxes of $66.1 million in 2007, compared to income of $112.9 million in 2006. The loss in fiscal 2007 was primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $81.5 million, and goodwill impairment charges of $39.4 million. A decrease in the region’s core home sales gross profit percentage (home sales gross profit percentage excluding impairments and earnest money and pre-acquisition cost write-offs) of 450 basis points in 2007 compared to 2006 also contributed to the reduction in income before income taxes. The core home sales gross profit percentage decline in our South Carolina and New Jersey markets had the greatest impact on the overall decrease in the region’s profitability.

Midwest Region — Homebuilding revenues decreased 38% in 2007 compared to 2006, primarily due to a 42% decrease in the number of homes closed, partially offset by a slight increase in the average selling price of those homes. The region reported a loss before income taxes of $205.3 million in 2007, compared to income of $111.3 million in 2006. The loss in fiscal 2007 was primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $167.3 million, and goodwill impairment charges of $48.5 million. The majority of the inventory impairments relate to projects in our Denver market. A decrease in the region’s core home sales gross profit percentage of 210 basis points in 2007 compared to 2006, as well as an increase in construction defect expense in Denver also contributed to the reduction in income before income taxes.

Southeast Region — Homebuilding revenues decreased 28% in 2007 compared to 2006, primarily due to a 24% decrease in the number of homes closed, as well as a 6% decrease in the average selling price of those homes. The region reported a loss before income taxes of $131.6 million in 2007, compared to income of $346.4 million in 2006. The loss in fiscal 2007 was primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $210.2 million, and goodwill impairment charges of $11.5 million. A decrease in the region’s core home sales gross profit percentage of 1,140 basis points in 2007 compared to 2006 also contributed to the reduction in income before income taxes. The core home sales gross profit percentage decline in our Florida markets had the greatest impact on the overall decrease. The Florida markets experienced rapid price increases in previous years which contributed to gross profit increases in 2005 and continued elevated gross profit in 2006. In 2007, high inventory levels of new and existing homes and increased levels of sales incentives and home price reductions were typical throughout Florida, resulting in substantial gross profit declines.

South Central Region — Homebuilding revenues decreased 13% in 2007 compared to 2006, primarily due to a 16% decrease in the number of homes closed, partially offset by a 5% increase in the average selling price of those homes. Income before income taxes for the region was $122.2 million in 2007, down 29% from 2006. Income before income taxes as a percentage of the region’s revenues (operating margin) decreased 130 basis points, to 6.1%, from 7.4% in 2006. The decrease in operating margin in 2007 was primarily due to a decrease in the region’s core home sales gross profit percentage of 70 basis points in 2007 compared to 2006. The core home sales gross profit change was largely due to softening in the San Antonio market, where inventories of new and existing homes have increased, resulting in increased levels of sales incentives being offered by builders. The recording of inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $24.6 million in fiscal 2007 compared to $2.2 million in 2006, also contributed to the decline in the region’s profitability.

Southwest Region — Homebuilding revenues remained relatively flat, decreasing only 1% in 2007 compared to 2006, due to a 6% decrease in the average selling price of homes closed, offset by a 5% increase in the number of homes closed. Income before income taxes for the region was $204.6 million in 2007, down 52% from 2006. Operating margin decreased 1,110 basis points, to 10.4%, from 21.5% in 2006. The decrease in operating margin in 2007 was primarily due to a decrease in the region’s core home sales gross profit percentage of 1,080 basis points in 2007 compared to 2006. The core home sales gross profit change was largely due to declines in our Phoenix market. The Phoenix market experienced significant price increases in previous years which contributed to gross profit increases in 2005 and continued elevated gross profit in 2006. In 2007, higher inventory levels of new and existing homes and increased sales incentives and home price reductions were more common in Phoenix, resulting in gross profit declines. The recording of inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $26.8 million in fiscal 2007 compared to $4.8 million in 2006, also contributed to the decline in the region’s profitability.

California Region — Homebuilding revenues decreased 38% in 2007 compared to 2006, due to a 39% decrease in the number of homes closed, as well as a slight decrease in the average selling price of those homes. The region reported a loss before income taxes of $784.1 million in 2007, compared to income of $346.3 million in 2006. The loss in fiscal 2007 was primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $564.6 million, and goodwill impairment charges of $300.3 million. All of our California markets have incurred inventory impairments, with a larger concentration attributable to our Southern California markets. A decrease in the region’s core home sales gross profit percentage of 890 basis points in 2007 compared to 2006 also contributed to the reduction in income before income taxes. Core home sales gross profit percentage declines in our Northern California markets had the greatest impact on the overall decrease, as these formerly strong markets weakened in fiscal 2007 from 2006. Most of our California markets experienced rapid, significant home price increases in previous years which contributed to gross profit increases in 2005, but they also strained housing affordability for most potential homebuyers in California. Housing affordability remains an issue in California, and credit tightening in the mortgage markets has significantly limited the availability of many mortgage products used extensively by California homebuyers in recent years. In 2006 and 2007, increased levels of sales incentives and home price reductions were typical throughout California as builders attempted to increase demand for homes to reduce high inventory levels and to address affordability concerns, resulting in gross profit declines.

West Region — Homebuilding revenues decreased 26% in 2007 compared to 2006, due to a 29% decrease in the number of homes closed, as well as a slight decrease in the average selling price of those homes. The region reported a loss before income taxes of $159.7 million in 2007, compared to income of $365.8 million in 2006. The loss in fiscal 2007 was primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $254.5 million, and goodwill impairment charges of $74.4 million. The majority of the inventory impairments relate to projects in our Las Vegas market. A decrease in the region’s core home sales gross profit of 750 basis points in 2007, compared to 2006 also contributed to the reduction in income before income taxes. The core home sales gross profit percentage decline in our Las Vegas market had the greatest impact on the overall decrease. The Las Vegas market experienced rapid, significant home price increases in previous years which contributed to gross profit increases in 2005 and continued elevated gross profit in 2006, but these price increases also strained housing affordability for many potential homebuyers there. Credit tightening in the mortgage markets has also significantly limited the availability of many mortgage products used extensively by Las Vegas homebuyers in recent years. In 2007, inventory levels of new and existing homes were high and increased levels of sales incentives and home price reductions were typical in Las Vegas new home communities, as builders attempted to increase demand for homes and address affordability concerns, resulting in gross profit declines.

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005

The following tables set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the fiscal years ended September 30, 2006 and 2005. Based on our revised disaggregation of operating segments and the states within those segments, we have restated the 2006 and 2005 amounts between reporting segments to conform to the 2007 presentation.

	Net Sales Orders
	Fiscal Year Ended September 30,
	Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2006	2005	Change	2006	2005	Change	2006	2005	Change

Northeast	4,999	5,203	(4)%	$1,233.5	$1,366.4	(10)%	$246,700	$262,600	(6)%
Midwest	5,007	6,293	(20)%	1,471.3	1,754.4	(16)%	293,800	278,800	5%
Southeast	7,082	8,050	(12)%	1,753.8	2,012.6	(13)%	247,600	250,000	(1)%
South Central	14,682	12,391	18%	2,536.4	2,068.2	23%	172,800	166,900	4%
Southwest	9,065	9,191	(1)%	2,210.8	2,202.4	—%	243,900	239,600	2%
California	7,050	8,171	(14)%	3,238.6	3,862.9	(16)%	459,400	472,800	(3)%
West	4,095	3,933	4%	1,450.8	1,376.5	5%	354,300	350,000	1%

	51,980	53,232	(2)%	$13,895.2	$14,643.4	(5)%	$267,300	$275,100	(3)%

	Sales Order Backlog
	September 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
			%			%			%
	2006	2005	Change	2006	2005	Change	2006	2005	Change

Northeast	2,228	2,533	(12)%	$587.3	$746.7	(21)%	$263,600	$294,800	(11)%
Midwest	1,037	2,080	(50)%	342.2	632.6	(46)%	330,000	304,100	9%
Southeast	2,148	3,119	(31)%	633.8	909.4	(30)%	295,100	291,600	1%
South Central	4,213	2,975	42%	777.8	524.2	48%	184,600	176,200	5%
Southwest	5,391	4,349	24%	1,417.5	1,152.4	23%	262,900	265,000	(1)%
California	2,088	2,922	(29)%	1,041.7	1,403.8	(26)%	498,900	480,400	4%
West	1,020	1,266	(19)%	384.8	466.1	(17)%	377,300	368,200	2%

	18,125	19,244	(6)%	$5,185.1	$5,835.2	(11)%	$286,100	$303,200	(6)%

	Homes Closed
	Fiscal Year Ended September 30,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2006	2005	Change	2006	2005	Change	2006	2005	Change

Northeast	5,304	4,417	20%	$1,392.9	$1,113.4	25%	$262,600	$252,100	4%
Midwest	6,050	5,977	1%	1,761.7	1,664.0	6%	291,200	278,400	5%
Southeast	8,053	7,911	2%	2,029.4	1,800.2	13%	252,000	227,600	11%
South Central	13,444	12,737	6%	2,282.9	2,103.9	9%	169,800	165,200	3%
Southwest	8,023	8,218	(2)%	1,945.6	1,697.0	15%	242,500	206,500	17%
California	7,884	7,671	3%	3,600.8	3,533.5	2%	456,700	460,600	(1)%
West	4,341	4,241	2%	1,532.1	1,464.6	5%	352,900	345,300	2%

	53,099	51,172	4%	$14,545.4	$13,376.6	9%	$273,900	$261,400	5%

Total Homebuilding Revenues

	Fiscal Year Ended September 30,
	2006	2005	% Change
	(In millions)

Northeast	$1,393.9	$1,126.6	24%
Midwest	1,795.7	1,688.0	6%
Southeast	2,040.5	1,816.7	12%
South Central	2,311.0	2,114.8	9%
Southwest	1,978.4	1,697.2	17%
California	3,643.1	3,621.0	1%
West	1,597.9	1,564.3	2%

	$14,760.5	$13,628.6	8%

Inventory Impairments and Land Option Cost Write-offs

	Fiscal Year Ended September 30,
	2006			2005
		Land Option			Land Option
	Inventory	Cost		Inventory	Cost
	Impairments	Write-Offs	Total	Impairments	Write-Offs	Total
	(In millions)

Northeast	$14.4	$12.5	$26.9	$—	$0.4	$0.4
Midwest	12.2	20.3	32.5	—	1.9	1.9
Southeast	14.2	20.2	34.4	—	3.8	3.8
South Central	—	2.2	2.2	—	0.8	0.8
Southwest	—	4.8	4.8	—	0.3	0.3
California	105.4	60.4	165.8	—	9.2	9.2
West	—	4.3	4.3	—	0.7	0.7

	$146.2	$124.7	$270.9	$—	$17.1	$17.1

Homebuilding Income Before Income Taxes (1)

	Fiscal Year Ended September 30,
	2006		2005
		% of		% of
		Region		Region
	$’s	Revenues	$’s	Revenues
	(In millions)

Northeast	$112.9	8.1%	$136.0	12.1%
Midwest	111.3	6.2%	108.9	6.5%
Southeast	346.4	17.0%	354.8	19.5%
South Central	171.2	7.4%	136.2	6.4%
Southwest	424.8	21.5%	368.4	21.7%
California	346.3	9.5%	750.1	20.7%
West	365.8	22.9%	418.6	26.8%

	$1,878.7	12.7%	$2,273.0	16.7%

(1)	Expenses maintained at the corporate level are allocated to each region based on the region’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to the operations of our corporate office.

Homebuilding Operating Margin Analysis

	Percentages of
	Related Revenues
	Fiscal Year Ended
	September 30,
	2006	2005

Gross profit — Home sales	24.0%	25.5%
Gross profit — Land/lot sales	53.7%	35.5%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(1.8)%	(0.1)%
Gross profit — Total homebuilding	22.6%	25.6%
Selling, general and administrative expense	9.9%	9.0%
Loss on early retirement of debt	0.1%	—%
Other (income)	(0.1)%	(0.1)%
Income before income taxes	12.7%	16.7%

Net Sales Orders and Backlog

The value of net sales orders decreased 5%, to $13,895.2 million (51,980 homes) in 2006 from $14,643.4 million (53,232 homes) in 2005. The number of net sales orders decreased 2% in fiscal 2006 compared to fiscal 2005, reflecting the industry-wide softening of demand for new homes in most homebuilding markets, which began in fiscal 2006. Factors that contributed to the slowing of demand included an increase in the supply of existing homes for sale, a reduction in investor purchases, an increase in incentives offered by homebuilders and sellers of existing homes and an increase in sales contract cancellation rates. These factors affected our business most significantly in the fourth fiscal quarter, when our net sales orders decreased 25% compared to the same quarter of fiscal 2005.

Our annual cancellation rate increased to 28% in fiscal 2006, and our cancellation rate in the fourth quarter of fiscal 2006 increased to approximately 40%, exceeding our typical historical range of 16% to 20%. The higher overall cancellation rate for fiscal 2006 was primarily attributable to cancellations in many of our Arizona, California and Florida markets. A significant portion of the increase in cancellations was due to our prospective homebuyers being unable to sell their existing homes.

Decreases in both the number and value of net sales orders in fiscal 2006 compared to fiscal 2005 occurred in our Northeast, Midwest, Southeast and California regions. The decreases in sales in these regions were primarily attributable to the changes in market conditions described above. Partially offsetting the decreases in net sales orders was an 18% increase in net sales orders in our South Central region, where many of our markets did not experience the same slowdown in demand during fiscal 2006.

The average price of a net sales order in fiscal 2006 was $267,300, a decrease of 3% from the $275,100 average in fiscal 2005. During the year, slight to moderate increases and decreases in average sales prices occurred among our regions, resulting in our relatively flat average price compared to 2005. In general, our ability to raise prices is dependent on the demand for our homes; therefore, the lack of any significant overall price appreciation during 2006 was due in large part to the decrease in demand and our increased use of sales incentives in many markets. Particularly, the home price appreciation that occurred in many of our California, Arizona and Florida markets during fiscal 2005 moderated and, in many instances reversed, during fiscal 2006. As part of our efforts to keep our core product offerings affordable for our target customer base, adjustments to our product and geographic mix and pricing within our homebuilding markets also contributed to decreases in the average selling price.

At September 30, 2006, the value of our backlog of sales orders was $5,185.1 million (18,125 homes), down 11% from $5,835.2 million (19,244 homes) at September 30, 2005. The average sales price of homes in backlog was $286,100 at September 30, 2006, down 6% from the $303,200 average at September 30, 2005. The value of our sales order backlog decreased in five of our seven market regions, led by decreases of 46% and 30% in our Midwest and Southeast regions, respectively, which is reflective of the difficult sales environment. The average selling price of homes in backlog at September 30, 2006 as compared to September 30, 2005 reflected only slight to moderate increases and decreases among our regions.

Home Sales Revenue and Gross Profit

Revenues from home sales increased 9%, to $14,545.4 million (53,099 homes closed) in 2006 from $13,376.6 million (51,172 homes closed) in 2005. Revenues from home sales increased in all seven of our market regions, led by the Northeast, Southwest and Southeast regions, with increases of 25%, 15% and 13%, respectively. The average selling price of homes closed during 2006 was $273,900, up 5% from $261,400 in 2005. The average selling price of homes closed increased by slight to moderate amounts in six of our seven market regions, led by the Southwest and Southeast regions with increases of 17% and 11%, respectively. Many markets, especially some of the California, Arizona and Florida markets which experienced the most price appreciation during fiscal 2005, experienced weakening demand in the latter part of fiscal 2006, resulting in declines in total and per home revenue. As reflected in our net sales order volume, demand slowed in a number of our markets during fiscal 2006, and in general, we offered more incentives and price concessions to obtain home sales. Revenues from home sales in fiscal 2006 were increased by $1.6 million, while revenues from home sales in fiscal 2005 were reduced by $92.2 million, from changes in profit deferred pursuant to SFAS No. 66.

Total homebuilding gross profit decreased by 4%, to $3,342.2 million in 2006 from $3,488.3 million in 2005. Including sales of both homes and land/lots, total homebuilding gross profit as a percentage of homebuilding revenues decreased 300 basis points, to 22.6% in 2006 from 25.6% in 2005.

Gross profit from home sales as a percentage of home sales revenues decreased 150 basis points, to 24.0% in 2006 from 25.5% in 2005. The primary factors reducing our home sales gross profit margin were the difficult market conditions discussed above, which narrowed the range between our selling prices and costs of our homes in many of our markets and caused a decline of approximately 200 basis points in home sales gross margin. In fiscal 2006, we had to utilize additional incentives in many of our markets due to the challenging sales environment. Sales incentives affect our gross profit margin by reducing the selling price of the home, or by increasing the cost of the home without a proportional increase in the selling price. An additional 45 basis points of home sales gross margin decline was a result of the decrease in the relative number of closings in markets such as California and Nevada, which had significant price appreciation in preceding years and, therefore, had above average gross margins in fiscal 2005. These declines were partially offset by an improvement of approximately 55 basis points related to the increase in home sales revenues and gross profit from the recognition of profit previously deferred in accordance with SFAS No. 66. The remaining improvement of 40 basis points was primarily due to a reduction in warranty and construction defect expenses as a percentage of home sales revenues.

During fiscal 2006, several communities under development that demonstrated potential impairment indicators, with a combined carrying value of $739.5 million at September 30, 2006, were evaluated for potential impairment in accordance with SFAS No. 144. Our analyses of these projects generally assumed flat to reduced revenues as compared with current sales orders for the particular project or revenues realized from comparable projects. We determined that projects with a carrying value of $459.3 million, the majority of which were in California, were impaired. Consequently, we recorded impairment charges of $146.2 million to reduce the carrying value of the impaired projects to their estimated fair value.

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

Interest Incurred

We capitalize interest costs only to inventory under construction or development. During both fiscal years, our inventory under construction or development exceeded our debt; therefore, we capitalized all interest from homebuilding debt. Interest amortized to cost of sales, excluding interest impaired, was 2.1% of total home and land/lot cost of sales in 2006, compared to 2.2% in 2005.

Interest incurred is directly related to the average level of our homebuilding debt outstanding during the period. Comparing fiscal 2006 with fiscal 2005, interest incurred related to homebuilding debt increased by 19%, to $325.4 million, due to a 34% increase in our average homebuilding debt. Interest incurred increased at a slower rate than our debt primarily because our debt during 2006 was more heavily weighted to our revolving credit facility, which carried a lower interest rate than the weighted average interest rate of our senior and senior subordinated notes. Our efforts to replace older, higher interest rate notes with notes bearing lower interest rates also contributed to the improvement in relative interest costs.

Loss on Early Retirement of Debt

In fiscal 2006, in connection with the early retirement of our 9.375% senior subordinated notes due 2011 and our 10.5% senior subordinated notes due 2011, we recorded a loss of approximately $13.4 million for the call premium and the unamortized discount and fees, net of any unamortized premium related to these redeemed notes. Similarly, we recorded a loss of approximately $4.4 million related to the unamortized fees associated with the redemption and replacement of our revolving credit facility in fiscal 2006. In fiscal 2005, in connection with the early retirement of our 9.375% senior notes due 2009, we recorded interest expense of approximately $4.4 million for the call premium and unamortized fees, net of the unamortized premium related to these redeemed notes.

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

Homebuilding Results by Reporting Region

Northeast Region — Homebuilding revenues increased 24% in 2006 compared to 2005, primarily due to a 20% increase in the number of homes closed, as well as a slight increase in the average selling price of those homes. Income before income taxes for the region was 17% lower in 2006 compared to 2005 and as a percentage of the region’s revenues, decreased 400 basis points to 8.1%, from 12.1% in 2005. This decrease was due to a decrease in the region’s core home sales gross profit percentage (home sales gross profit percentage excluding impairments and earnest money and pre-acquisition cost write-offs), with the gross margin declines in our Virginia and Coastal Carolina markets having the greatest impact on the overall decrease. Additionally, profitability was negatively affected by the recording of inventory impairment charges and land option cost write-offs of $26.9 million in fiscal 2006 versus $0.4 million in fiscal 2005.

Midwest Region — Homebuilding revenues increased 6% in 2006 compared to 2005, primarily due to a 5% increase in the average selling price of homes closed, as well as a slight increase in the number of homes closed. Income before income taxes for the region was relatively flat between the two years, and as a percentage of the region’s revenues, it decreased 30 basis points to 6.2%, from 6.5% in 2005. This decrease was due to the effect of recording of inventory impairment charges and land option cost write-offs of $32.5 million in fiscal 2006 versus $1.9 million in fiscal 2005, largely offset by an increase in land sales gross profit and gross profit related to the recognition of profit previously deferred in accordance with SFAS No. 66.

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

Southwest Region — Homebuilding revenues increased 17% in 2006 compared to 2005, due to a 17% increase in the average selling price of homes closed, while the number of homes closed decreased 2%. Income before income taxes for the region was 15% higher in 2006 compared to 2005; however, as a percentage of the region’s revenues, it decreased 20 basis points to 21.5%, from 21.7% in 2005. While core homebuilding margin was relatively flat in the Phoenix market for the full fiscal year 2006 as compared with fiscal year 2005, we did experience a sharp decline in the Phoenix market home sales gross margin in the fourth quarter of fiscal 2006 as compared with the earlier quarters.

California Region — Homebuilding revenues remained relatively flat, increasing only 1% in 2006 compared to 2005, reflecting a slight increase in the number of homes closed and a slight decline in the average selling price of those homes. Income before income taxes for the region was 54% lower in 2006 compared to 2005 and as a percentage of the region’s revenues, decreased 1,120 basis points to 9.5%, from 20.7% in 2005. This decrease was due to a decrease in the region’s gross profit percentage, which was significantly affected by a decline of approximately 600 basis points in the region’s core home sales gross margins with the largest declines in the Sacramento and San Diego markets. In addition, the recording of inventory impairment charges and earnest money and pre-acquisition cost write-offs of $165.8 million in fiscal 2006 versus $9.2 million in fiscal 2005 had a significant negative impact on gross margins.

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

Results of Operations — Financial Services

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the fiscal years ended September 30, 2007 and 2006:

	Fiscal Year Ended September 30,
	2007	2006	% Change

Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	27,411	35,964	(24)%
Number of homes closed by D.R. Horton	41,370	53,099	(22)%
DHI Mortgage capture rate	66%	68%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	34,394	50,383	(32)%
Total number of loans originated or brokered by DHI Mortgage	36,180	53,360	(32)%
Captive business percentage	95%	94%
Loans sold by DHI Mortgage to third parties	36,147	50,620	(29)%

	Fiscal Year Ended September 30,
	2007	2006	% Change
	(In millions)

Loan origination fees	$43.5	$57.6	(24)%
Sale of servicing rights and gains from sale of mortgages	97.8	145.5	(33)%
Other revenues	24.1	33.5	(28)%

Total mortgage banking revenues	165.4	236.6	(30)%
Title policy premiums, net	42.3	54.2	(22)%

Total revenues	207.7	290.8	(29)%
General and administrative expense	153.8	202.2	(24)%
Interest expense	23.6	37.1	(36)%
Interest and other (income)	(38.5)	(56.9)	(32)%

Income before income taxes	$68.8	$108.4	(37)%

Financial Services Operating Margin Analysis

	Percentages of
	Financial Services
	Revenues
	Fiscal Year Ended
	September 30,
	2007	2006

General and administrative expense	74.0%	69.5%
Interest expense	11.4%	12.8%
Interest and other (income)	(18.5)%	(19.6)%
Income before income taxes	33.1%	37.3%

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is directly related to the number and value of homes closed by our homebuilding operations. Total first-lien loans originated or brokered by DHI Mortgage for our homebuyers decreased by 24% in fiscal 2007 compared to fiscal 2006, corresponding to the decrease in the number of homes closed of 22%. The percentage decrease in loans originated was greater than the percentage decrease in homes closed due to a decline in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing), to 66% in 2007, from 68% in 2006. Home closings from our homebuilding operations constituted 95% of DHI Mortgage loan originations in 2007, compared to 94% in 2006. These rates reflect DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations. The number of loans sold to third-party investors decreased by 29% in 2007 as compared to 2006. The decrease was primarily due to the decrease in the number of mortgage loans originated.

During fiscal 2007, the market for certain non-traditional mortgage loans changed substantially, resulting in the reduced availability of some loan products that had previously been available to borrowers. The affected loan products were generally characterized by high combined loan-to-value ratios in combination with less required documentation than traditional mortgage loans. Such loans constituted approximately half of our total originations during fiscal 2006, but such products declined substantially as a percentage of total originations during fiscal 2007, primarily in the third and fourth quarters. As a percentage of total loans originated, originations of traditional conforming, conventional loans and FHA or VA insured loans increased significantly during the fourth quarter of fiscal 2007, to approximately 90%, corresponding to the reduction in non-traditional mortgage loans.

Financial Services Revenues and Expenses

Revenues from the financial services segment decreased 29%, to $207.7 million in 2007 from $290.8 million in 2006. The decrease was primarily due to the decrease in the number of mortgage loans originated and sold. The majority of the revenues associated with our mortgage operations are recognized when the mortgage loans and related servicing rights are sold to third-party investors. Additionally, we increased our loan loss reserves from $15.6 million at September 30, 2006, to $24.6 million at September 30, 2007 to cover estimated losses on loans held in portfolio, loans held for sale, and future obligations related to loans sold with recourse. The increase in this reserve resulted in a corresponding decrease to the gains on sale of mortgages, and reflects the current market conditions related to non-traditional products as described above, as well as potential repurchase obligations that exist on certain loans previously sold.

General and administrative (G&A) expenses associated with financial services decreased 24%, to $153.8 million in 2007 from $202.2 million in 2006. The largest component of our financial services G&A expense is employee compensation and related costs, which represented 75% and 77% of G&A costs in 2007 and 2006, respectively. Those costs decreased 26%, to $114.9 million in 2007 from $155.4 million in 2006, as we have aligned the number of employees with current and anticipated loan origination and title service levels. Our financial services operations employed approximately 1,100 and 1,700 employees at September 30, 2007 and 2006, respectively. As a percentage of financial services revenues, G&A expenses increased by 450 basis points, to 74.0% in 2007, from 69.5% in 2006. The increase was primarily due to the reduction in revenue resulting from the decrease in mortgage loan volume during fiscal 2007 and an increase in loan loss expense discussed above. Fluctuations in financial services general and administrative expense as a percentage of revenues can be expected to occur due to changes in the amount of revenue earned, as some expenses are not directly related to mortgage loan volume.

Interest and other income decreased 32%, to $38.5 million in 2007 from $56.9 million in 2006, primarily due to the decreased volume of loan originations.

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005

The following tables set forth key operating and financial data for our financial services operations for the fiscal years ended September 30, 2006 and 2005:

	Fiscal Year Ended September 30,
	2006	2005	% Change

Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	35,964	32,404	11%
Number of homes closed by D.R. Horton	53,099	51,172	4%
DHI Mortgage capture rate	68%	63%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	50,383	43,581	16%
Total number of loans originated or brokered by DHI Mortgage	53,360	46,648	14%
Captive business percentage	94%	93%
Loans sold by DHI Mortgage to third parties	50,620	35,962	41%

	Fiscal Year Ended September 30,
	2006	2005	% Change
	(In millions)

Loan origination fees	$57.6	$40.0	44%
Sale of servicing rights and gains from sale of mortgages	145.5	113.5	28%
Other revenues	33.5	32.7	2%

Total mortgage banking revenues	236.6	186.2	27%
Title policy premiums, net	54.2	48.9	11%

Total revenues	290.8	235.1	24%
General and administrative expense	202.2	147.6	37%
Interest expense	37.1	16.8	121%
Interest and other (income)	(56.9)	(34.9)	63%

Income before income taxes	$108.4	$105.6	3%

Financial Services Operating Margin Analysis

	Percentages of
	Financial Services
	Revenues
	Fiscal Year Ended
	September 30,
	2006	2005

General and administrative expense	69.5%	62.8%
Interest expense	12.8%	7.1%
Interest and other (income)	(19.6)%	(14.8)%
Income before income taxes	37.3%	44.9%

Mortgage Loan Activity

Total first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 11% in fiscal 2006 compared to fiscal 2005. The increase in loans originated or brokered was greater than our 4% increase in the number of homes closed because our mortgage capture rate increased to 68% in 2006 from 63% in 2005. Home closings from our homebuilding operations constituted 94% of DHI Mortgage loan originations in 2006, compared to 93% in 2005, reflecting DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations.

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

Financial Services Revenues and Expenses

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

G&A expenses associated with financial services increased 37%, to $202.2 million in 2006 from $147.6 million in 2005. The largest component of our financial services G&A expense is employee compensation and related costs, which represented 77% and 76% of G&A costs in 2006 and 2005, respectively. Those costs increased 39%, to $155.4 million in 2006 from $111.6 million in 2005, largely due to the addition of employees to support our previously planned growth. As a percentage of financial services revenues, G&A expenses increased by 670 basis points, to 69.5% in 2006 from 62.8% in 2005, reflecting the growth of our financial services infrastructure at a faster rate than the growth in revenues during fiscal 2006.

Interest and other income increased 63%, to $56.9 million in 2006 from $34.9 million in 2005, primarily due to increases in loan origination volume and interest rates.

Overview of Current Capital Resources and Liquidity

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt securities. As we utilize our capital resources and liquidity to fund our operations, we have focused on maintaining a strong balance sheet.

At September 30, 2007, our ratio of net homebuilding debt to total capital was 40.2%, a decrease of 50 basis points from 40.7% at September 30, 2006. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash divided by total capital net of cash (homebuilding notes payable net of cash plus stockholders’ equity). The decrease in our ratio of net homebuilding debt to total capital at September 30, 2007 as compared with the ratio a year earlier was primarily due to paying down our homebuilding debt with cash flows from operations, partially offset by the decrease in retained earnings and cash. Our target operating range for net homebuilding debt to total capital is below 45%, so the 40.2% ratio at September 30, 2007 is in line with our operating target. We remain focused on maintaining our liquidity and strengthening our balance sheet so we can be flexible in reacting to market conditions; however, future fiscal year-end net homebuilding debt to total capital ratios may be higher than the fiscal 2007 year-end ratio.

We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its debt is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include homebuilding cash as a reduction of our homebuilding debt and total capital. For comparison to our ratios of net homebuilding debt to capital above, at September 30, 2007 and 2006, our ratios of homebuilding debt to total capital, without netting cash balances, were 41.7% and 43.1%, respectively.

We believe that we will be able to continue to fund our homebuilding and financial services operations and our future cash needs (including debt maturities) through a combination of our existing cash resources, cash flows from operations, our existing, renewed or amended credit facilities and, if needed, the issuance of new securities through the public capital markets.

Homebuilding Capital Resources

Cash and Cash Equivalents — At September 30, 2007, we had available homebuilding cash and cash equivalents of $228.3 million.

Bank Credit Facility — During November 2006, we increased the size of our $2.15 billion unsecured revolving credit facility, which includes a $1.0 billion letter of credit sub-facility, to $2.5 billion and extended its maturity by one year to December 16, 2011. The revolving credit facility has an uncommitted $400 million accordion provision which could be used to increase the facility to $2.9 billion upon obtaining additional commitments from lenders. The facility is guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries. We borrow funds through the revolving credit facility throughout the year to fund working capital requirements, and we repay such borrowings with cash generated from our operations and from the issuance of public securities. We had $150.0 million in cash borrowings outstanding on our homebuilding revolving credit facility at September 30, 2007, and $800.0 million in cash borrowings outstanding at September 30, 2006.

Our revolving credit facility imposes restrictions on our operations and activities, including limits on investments, cash dividends, stock repurchases and incurrence of indebtedness, and requires maintenance of a maximum leverage ratio, a minimum level of tangible net worth and a minimum ratio of earnings before income taxes, depreciation, amortization, asset valuation adjustments and non-cash gains and losses to interest incurred. At September 30, 2007, we were in compliance with all of the covenants, limitations and restrictions that form a part of our bank revolving credit facility and our public debt obligations. Our continued borrowing availability depends on our ability to remain in compliance with these covenants, limitations and restrictions. Additionally, if it appears that we will not be able to comply with these requirements in the future, it could be more difficult and expensive to obtain additional financing.

The following table presents the levels required to maintain our compliance with the financial debt covenants associated with our revolving credit facility, and the levels achieved as of and for the fiscal year ended September 30, 2007. These debt covenants are required to be maintained by us and all of our direct and indirect subsidiaries (collectively, Guarantor Subsidiaries), other than the financial services subsidiaries and certain inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries).

		Level Achieved
		as of or for the
		Year Ended
	Required	September 30,
	Level	2007

Leverage Ratio (1)	0.60 to 1.0 or less	0.42 to 1.0
Ratio of Adjusted EBITDA to Interest Incurred (2)	At least 2.0 to 1.0	3.6 to 1.0
Minimum Tangible Net Worth (3) (in millions)	$4,301.5	$5,314.4

(1)	The Leverage Ratio is calculated by deducting a portion of cash and cash equivalents from our notes payable (net notes payable) and dividing by the sum of stockholders’ equity and net notes payable.

(2)	Adjusted EBITDA is calculated by adding the following items to pre-tax income:

•	Interest expensed and amortized to cost of sales

•	Depreciation and amortization

•	Inventory impairments, land option cost write-offs and goodwill impairments

(3)	Minimum Tangible Net Worth is calculated by deducting goodwill from stockholders’ equity.

In July 2007, through amendment to the revolving credit facility, a restriction was removed that limited our ability to pay cash dividends to an annual amount not to exceed 50% of prior year consolidated net income. Under the amended agreement, payment of dividends is permitted provided there is no payment default under the facility, we are in compliance with certain financial covenants under the agreement, and such payments do not cause us to be in noncompliance with those financial covenants.

Under the debt covenants associated with our revolving credit facility, if we have fewer than two investment grade senior unsecured debt ratings from Moody’s Investors Service, Fitch Ratings and Standard and Poor’s Ratings Services, we would be subject to a borrowing base limitation and restrictions on unsold homes and residential land and lots.

The borrowing base covenant limits our additional homebuilding borrowing capacity to the amount determined under the arrangement, which was in excess of our borrowing capacity under the revolving credit facility. The borrowing capacity under our homebuilding revolving credit facility was $2.3 billion at September 30, 2007 and would not have been affected had the restriction been in place. Additional restrictions limit the ratio of our unsold homes to the trailing twelve months’ unit home closings to 40%, and limit the ratio of our residential land and lots to tangible net worth to 150%. At September 30, 2007, these ratios were approximately 26% and 110%, respectively. Although our ratings were in the lowest investment grade category at each agency, and during fiscal 2007 they were placed on negative outlook by all the three rating agencies, at September 30, 2007, we still held investment grade ratings from all three rating agencies, so the borrowing base limitation was not in effect.

In October 2007, Moody’s Investors Service placed our senior debt rating under review for downgrade, and in November 2007, Standard and Poor’s Ratings Services downgraded our senior debt rating by one level to BB+, which is below investment grade status.

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

Shelf Registration Statements — We have an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission, registering debt and equity securities which we may issue from time to time in amounts to be determined. Also, at September 30, 2007, we had the capacity to issue approximately 22.5 million shares of common stock under our acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.

Financial Services Capital Resources

Cash and Cash Equivalents — At September 30, 2007, we had available financial services cash and cash equivalents of $41.3 million.

Mortgage Warehouse Loan Facility — DHI Mortgage has a $540 million mortgage warehouse loan facility that was renewed on March 30, 2007 to extend its maturity from April 6, 2007 to March 28, 2008. Under the accordion provision of the credit agreement, the total capacity may be increased to $750 million upon obtaining additional commitments from lenders. At September 30, 2007, we had borrowings of $267.8 million outstanding under the mortgage warehouse facility.

Our borrowing capacity under this facility is limited to the lesser of the unused portion of the facility or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the amount that may be drawn on our mortgage warehouse facility varies based upon the underlying product type of each eligible mortgage loan. Substantially all of our mortgage originations are eligible, with advance rates typically ranging from 95% to 98% of the unpaid principal balance of each mortgage loan.

Commercial Paper Conduit Facility — DHI Mortgage also has a $600 million commercial paper conduit facility (the “CP conduit facility”) that matures June 27, 2009, subject to the annual renewal of the 364-day backup liquidity feature. This credit facility, which previously had a capacity of $1.2 billion, was amended in December 2006 to reduce the capacity to $800 million, and upon renewal of the backup liquidity feature in

June 2007, was further amended to reduce the capacity to $600 million. At September 30, 2007, we had borrowings of $120.0 million outstanding under the CP conduit facility.

In the past, we have been able to renew or extend the mortgage warehouse loan facility and the CP conduit facility on satisfactory terms prior to their maturities and obtain temporary additional commitments through amendments of the respective credit agreements during periods of higher than normal volumes of mortgages held for sale. The liquidity of our financial services business depends upon our continued ability to renew and extend these facilities or to obtain other additional financing in sufficient capacities. The recent credit tightening in the mortgage markets has increased the financing costs related to mortgage-secured borrowings and may affect our ability to renew and extend these borrowing facilities on similar terms.

The mortgage warehouse loan facility and the CP conduit facility are not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. Borrowings under both facilities are secured by certain mortgage loans held for sale, and by restricted cash to the extent borrowings under the facility occur prior to the assignment of mortgage loans held for sale as collateral. The mortgage loans assigned to secure the CP conduit facility are used as collateral for asset-backed commercial paper issued by multi-seller conduits in the commercial paper market. At September 30, 2007, our financial services subsidiaries held total mortgage loans for sale of $523.5 million. All mortgage company activities have been financed with the mortgage warehouse facility, the CP conduit facility or internally generated funds. Both of the financial services credit facilities contain financial covenants as to our mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required net income. In addition, the CP conduit facility contains certain advance cessation triggers based on specified performance metrics of the Company and its Guarantor Subsidiaries which govern the availability of credit under the facility. At September 30, 2007, our financial services subsidiaries were in compliance with all of the conditions and covenants of the mortgage warehouse loan facility and the CP conduit facility.

Operating Cash Flow Activities

During the year ended September 30, 2007, net cash provided by our operating activities was $1.4 billion, as compared to cash used in operating activities during the prior year of $1.2 billion. During fiscal 2007, we generated positive cash flows from operating activities as we produced operating profits, excluding the impact of asset impairments and write-offs. We also limited our investments in inventory during fiscal 2007, as evidenced by a $737.6 million decrease in owned inventory (excluding the impact of impairments and write-offs) during the fiscal year, compared to $3.1 billion of inventory growth in fiscal 2006. In light of the challenging market conditions, we have substantially slowed our purchases of land and lots and our development spending on land we own, and have restricted the number of homes under construction to better match our expected current rate of home sales and closings. We plan to continue to reduce our number of homes under construction during fiscal 2008 by starting construction on fewer homes than we close, and continue to significantly limit our development spending. Our ability to reduce our inventory levels is, however, heavily dependent upon our ability to close a sufficient number of homes during the year, which may be negatively impacted if our sales order cancellation rate remains at elevated levels. To the extent our inventory levels decrease during fiscal 2008, we expect to generate net positive cash flows from operating activities in fiscal 2008, should all other factors remain constant.

Another significant factor affecting our operating cash flows in fiscal 2007 was the decrease in mortgage loans held for sale of $499.4 million during the year. The decrease in mortgage loans held for sale was due to a decrease in the number of loans originated during the fourth quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. We expect to continue to use cash to fund an increase in mortgage loans held for sale in quarters when our homebuilding closings grow. However, in periods when home closings are flat or decline as compared to prior periods, or if our mortgage capture rate declines, the amounts of net cash used may be reduced or we may generate positive cash flows from reductions in the balances of mortgage loans held for sale as we did in fiscal 2007.

Investing Cash Flow Activities

In fiscal 2007 and 2006, cash used in investing activities represented net purchases of property and equipment, primarily model home furniture and office equipment. Such purchases are not significant relative to our total assets or cash flows, but were reduced in fiscal 2007 in light of the weaker market conditions.

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

Borrowings by our mortgage subsidiary under the CP conduit facility are secured by the assignment of mortgage loans held for sale and restricted cash arising from borrowings under the facility prior to the assignment of the mortgage loans as collateral. At September 30, 2007, there were no borrowings under the facility prior to the assignment of mortgage loans held for sale, and therefore, no cash was restricted under this facility for this purpose. At September 30, 2006, the balance of cash restricted for this purpose was $248.3 million.

During fiscal 2007, our Board of Directors declared four quarterly cash dividends of $0.15 per common share, the last of which was paid on August 27, 2007 to stockholders of record on August 17, 2007. On October 24, 2007, our Board of Directors declared a cash dividend of $0.15 per common share, which was paid on November 16, 2007, to stockholders of record on November 5, 2007. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions.

Changes in Capital Structure

In November 2006, our Board of Directors authorized the repurchase of up to $463.2 million of our common stock and the repurchase of debt securities of up to $500 million. These authorizations replaced the previous common stock and debt securities repurchase authorizations and were in effect through November 30, 2007. As of September 30, 2007, the full amount of both authorizations remained available for repurchases. In November 2007, our Board of Directors renewed and extended both authorizations to November 30, 2008.

In fiscal 2007, our primary non-operating uses of our available capital were the repayment of debt, and dividend payments, which we expect to remain as our top priorities in fiscal 2008. We continue to evaluate our alternatives for future non-operating uses of our available capital, including the amounts of planned debt repayments, dividend payments, maintenance of cash balances and possible common stock repurchases, based on market conditions and other circumstances, and within the constraints of our balance sheet leverage targets, our liquidity targets and the restrictions in our bank agreements and indentures.

Contractual Cash Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Our primary contractual cash obligations for our homebuilding and financial services segments are payments under short-term and long-term debt agreements and lease payments under operating leases. Purchase obligations of our homebuilding segment represent specific performance requirements under lot option purchase agreements that may require us to purchase land contingent upon the land seller meeting certain obligations. We expect to fund our contractual obligations in the ordinary course of business through our operating cash flows, our homebuilding and financial services credit facilities and by accessing the public capital markets.

Our future cash requirements for contractual obligations as of September 30, 2007 are presented below:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
	(In millions)

Homebuilding:
Notes Payable (1)	$5,181.0	$483.5	$1,385.8	$1,197.8	$2,113.9
Operating Leases	85.6	24.5	37.9	15.7	7.5
Purchase Obligations	60.8	27.8	33.0	—	—

Totals	$5,327.4	$535.8	$1,456.7	$1,213.5	$2,121.4

Financial Services:
Notes Payable (2)	$410.6	$410.6	$—	$—	$—
Operating Leases	7.2	3.1	3.5	0.6	—

Totals	$417.8	$413.7	$3.5	$0.6	$—

(1)	Homebuilding notes payable represent principal and interest payments due on our senior and senior subordinated notes, our revolving credit facility and our secured notes. The principal amount of our revolving credit facility is assumed to be $150 million through its maturity, and the related interest obligation is based on the effective rate of 6.0% as of September 30, 2007.

(2)	Financial services notes payable represent principal and interest payments due on our mortgage subsidiary’s warehouse loan facility and commercial paper conduit facility. The interest obligations associated with these variable rate facilities are based on their effective rates of 5.9% on both facilities, and principal balances outstanding at September 30, 2007.

At September 30, 2007, our homebuilding operations had outstanding letters of credit of $97.7 million and surety bonds of $2.1 billion, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our financial services subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” under Part II of this annual report on Form 10-K.

In the ordinary course of business, we enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Within the land and lot option purchase contracts in force at September 30, 2007, there were a limited number of contracts, representing only $60.8 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting certain obligations. Also, pursuant to the provisions of Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” as amended (FIN 46), issued by the Financial Accounting Standards Board (FASB), we consolidated certain variable interest entities with assets of $65.8 million related to some of our outstanding land and lot option purchase contracts. Creditors, if any, of these variable interest entities have no recourse against us. Additionally, pursuant to SFAS No. 49, “Accounting for Product Financing Arrangements,” we recorded $56.1 million of land inventory not owned related to some of our outstanding land and lot option purchase contracts. Further discussion of our land option contracts is provided in the “Land and Lot Position and Homes in Inventory” section that follows.

Land and Lot Position and Homes in Inventory

The following is a summary of our land and lot position and homes in inventory at September 30, 2007 and 2006:

	September 30,
	2007				2006
		Lots				Lots
		Controlled				Controlled
	Lots Owned -	Under Lot	Total		Lots Owned -	Under Lot	Total
	Developed	Option and	Land/Lots	Homes	Developed	Option and	Land/Lots	Homes
	and Under	Similar	Owned and	in	and Under	Similar	Owned and	in
	Development	Contracts	Controlled	Inventory	Development	Contracts	Controlled	Inventory

Northeast	14,000	12,000	26,000	1,800	16,000	19,000	35,000	2,800
Midwest	10,000	3,000	13,000	1,900	12,000	15,000	27,000	2,900
Southeast	32,000	14,000	46,000	3,400	32,000	33,000	65,000	5,200
South Central	31,000	15,000	46,000	4,400	34,000	36,000	70,000	7,400
Southwest	38,000	8,000	46,000	3,100	46,000	9,000	55,000	4,300
California	14,000	9,000	23,000	3,300	19,000	15,000	34,000	3,900
West	28,000	2,000	30,000	2,000	31,000	6,000	37,000	2,000

	167,000	63,000	230,000	19,900	190,000	133,000	323,000	28,500

	73%	27%	100%		59%	41%	100%

At September 30, 2007, we owned or controlled approximately 230,000 lots, 27% of which were lots under option or similar contracts, compared with approximately 323,000 lots at September 30, 2006. Our current strategy is to continue to reduce our owned and controlled lot position in line with our reduced expectations for future home sales and closings, through the construction and sale of homes, opportunistic sales of land and lots, along with critical evaluation of acquiring lots currently controlled under option.

At September 30, 2007, we controlled approximately 63,000 lots with a total remaining purchase price of approximately $1.8 billion under land and lot option purchase contracts, with a total of $109.3 million in earnest money deposits. Our lots controlled included approximately 18,200 optioned lots with a remaining purchase price of approximately $548.5 million and secured by deposits totaling $34.4 million, for which we do not expect to exercise our option to purchase the land or lots, but the contract has not yet been terminated. Consequently, we have written off the deposits related to these contracts, resulting in a net earnest money deposit balance of $74.9 million at September 30, 2007.

We had a total of approximately 19,900 homes in inventory, including approximately 2,000 model homes at September 30, 2007, compared to approximately 28,500 homes in inventory, including approximately 1,900 model homes at September 30, 2006. Of our total homes in inventory, approximately 10,600 and 14,200 were unsold at September 30, 2007 and 2006, respectively. At September 30, 2007, approximately 5,000 of our unsold homes were completed, of which approximately 1,100 had been completed for more than six months. At September 30, 2006, approximately 5,000 of our unsold homes were completed, of which approximately 440 homes had been completed for more than six months. Our strategy is to continue to reduce our total number of homes in inventory and our number of unsold homes in inventory during fiscal 2008, in line with our reduced expectations for future home sales and closings.

Seasonality

We have typically experienced seasonal variations in our quarterly operating results and capital requirements. Before the current housing downturn, we generally had more homes under construction, closed more homes and had greater revenues and operating income in the third and fourth quarters of our fiscal year. This seasonal activity increased our working capital requirements for our homebuilding operations during the third and fourth fiscal quarters and increased our funding requirements for the mortgages we originated in our financial services segment at the end of these quarters. As a result of seasonal activity, our results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year.

In contrast to our typical seasonal results, due to further deterioration of homebuilding market conditions during fiscal 2007, we incurred consolidated operating losses in our third and fourth fiscal quarters. These results were primarily due to recording significant inventory and goodwill impairment charges. Also, the increasingly challenging market conditions caused further weakening in sales volume, pricing and margins as the fiscal year progressed. Although we may experience our typical historical seasonal pattern in the future, given the current market conditions, we can make no assurances as to when or whether this pattern will recur.

Inflation

We and the homebuilding industry in general may be adversely affected during periods of high inflation, primarily because of higher land, financing, labor and material construction costs. In addition, higher mortgage interest rates can significantly affect the affordability of permanent mortgage financing to prospective homebuyers. We attempt to pass through to our customers any increases in our costs through increased sales prices. However, during periods of soft housing market conditions, we may not be able to offset our cost increases, particularly higher land costs, with higher selling prices.

Forward-Looking Statements

Some of the statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	further deterioration in industry conditions;

•	the reduction of liquidity in the financial markets;

•	limitations on our strategies in responding to adverse conditions in the industry;

•	changes in general economic, real estate, construction and other business conditions;

•	changes in interest rates, the availability of mortgage financing or other costs of owning a home;

•	the effects of governmental regulations and environmental matters;

•	our substantial debt;

•	competitive conditions within our industry;

•	the availability of capital;

•	our ability to effect any future growth strategies successfully; and

•	the uncertainties inherent in home warranty and construction defect claims matters.

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

Critical Accounting Policies

General — A comprehensive enumeration of the significant accounting policies of D.R. Horton, Inc. and subsidiaries is presented in Note A to the accompanying financial statements as of September 30, 2007 and 2006, and for the years ended September 30, 2007, 2006 and 2005. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. Generally Accepted Accounting Principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

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

We recognize financial services revenues associated with our title operations as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously as each home is closed. We transfer substantially all underwriting risk associated with title insurance policies to third-party insurers. We recognize the majority of the revenues associated with our mortgage operations when the mortgage loans and related servicing rights are sold to third-party investors. Origination fees and direct origination costs are deferred and recognized as revenues and expenses, respectively, along with the associated gains and losses on the sales of the loans and related servicing rights, when the loans are sold. We generally do not retain or service the mortgages that we originate but, rather, sell the mortgages and related servicing rights to third-party investors. Interest income is accrued from the date a mortgage loan is originated until the loan is sold.

Mortgage loans held for sale are generally carried at cost adjusted for changes in fair value after the date of designation of an effective accounting hedge, based on either sale commitments or current market quotes. Some of the loans sold by DHI Mortgage are sold with limited recourse provisions and may be required to be repurchased under certain conditions including if certain specified payment(s), generally initial payment(s), are not made by the borrowers. We record loss allowances for loans held in portfolio and loans held for sale, and reserves for losses related to loans sold with recourse, utilizing estimates based on historical experience and current market conditions. Unhedged loans are stated at the lower of cost or market. Market is determined by either sales commitments or current market conditions.

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

In accordance with SFAS No. 144, impairment charges are also recorded on finished homes in substantially completed projects when events or circumstances indicate that the carrying values are greater than the fair value less costs to sell these homes.

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

We record expenses and liabilities related to the costs to cover our self-insured and deductible amounts under our insurance policies and for any estimated costs of potential claims and lawsuits (including expected legal costs) in excess of our coverage limits or not covered by our policies, based on an analysis of our historical claims, which includes an estimate of construction defect claims incurred but not yet reported. Projection of losses related to these liabilities is subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. A 10% change in the claim rate and the average cost per claim used to estimate the self-insured accruals would result in a change of approximately $50.0 million in our accrual.

Income Taxes — We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

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

On October 1, 2005, we adopted the provisions of SFAS No. 123(R), “Share Based Payment,” which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. We calculate the fair value of stock options using the Black- Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

Recent Accounting Pronouncements

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109, which revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments,” specifically states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 are applicable to written loan commitments issued or modified beginning on January 1, 2008. We are currently evaluating the impact of the adoption of SAB No. 109.

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

In November 2006, the FASB issued Emerging Issues Task Force Issue (EITF) No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF 06-8 establishes that an entity should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007. The adoption of EITF 06-8 will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact of the adoption of FIN 48 will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Our interest rate swaps are not designated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We are exposed to market risk associated with changes in the fair values of the swaps, and such changes are reflected in our statements of operations.

We are exposed to interest rate risk associated with our mortgage loan origination services. We manage interest rate risk through the use of forward sales of mortgage-backed securities (FMBS), Eurodollar Futures Contracts (EDFC) and put options on mortgage-backed securities (MBS) and EDFC. Use of the term “hedging instruments” in the following discussion refers to these securities collectively, or in any combination. We do not enter into or hold derivatives for trading or speculative purposes.

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific investor through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party investors. The hedging instruments related to IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recognized in current earnings. Hedging instruments related to funded, uncommitted loans are designated as fair value hedges, with changes in the value of the derivative instruments recognized in current earnings, along with changes in the value of the funded, uncommitted loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the years ended September 30, 2007, 2006 and 2005 was not significant, is recognized in current earnings. At September 30, 2007, hedging instruments to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $630.4 million. Uncommitted IRLCs, the duration of which are generally less than six months, totaled approximately $154.4 million, and uncommitted mortgage loans held for sale totaled approximately $129.2 million at September 30, 2007. The fair value of the hedging instruments and IRLCs at September 30, 2007 was an insignificant amount.

We also purchase forward rate agreements (FRAs) and economic interest rate hedges as part of a program to potentially offer homebuyers a below market interest rate on their home financing. At September 30, 2007, these potential mortgage loan originations totaled approximately $124.9 million and were hedged with FRAs of $72.1 million and economic interest rate hedges of $526.9 million in EDFC put options and $29.6 million in MBS put options. Both the FRAs and economic interest rate hedges have various maturities not exceeding twelve months. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. The gains and losses for the year ended September 30, 2007 were not significant.

The following table sets forth principal cash flows by expected maturity, weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2007. The interest rates for our variable rate debt represent the weighted average interest rates in effect at September 30, 2007. In addition, the table sets forth the notional amounts, weighted average interest rates and estimated fair value of our interest rate swaps. Because the mortgage warehouse credit facility and CP conduit facility are secured by certain mortgage loans held for sale which are typically sold within 60 days, the outstanding balances at September 30, 2007 are included in the variable rate maturities for the fiscal year ending September 30, 2008. At September 30, 2007, the fair value of the interest rate swaps was a $0.1 million liability.

								Fair
	Fiscal Year Ending September 30,							value @
	2008	2009	2010	2011	2012	Thereafter	Total	9/30/07
	(In millions)

Debt:
Fixed rate	$243.4	$592.6	$400.0	$450.0	$314.6	$1,850.0	$3,850.6	$3,487.2
Average interest rate	7.7%	7.3%	6.9%	7.0%	5.4%	6.1%	6.5%
Variable rate	$387.8	$—	$—	$—	$150.0	$—	$537.8	$537.8
Average interest rate	5.9%	—	—	—	6.0%	—	5.9%
Interest Rate Swaps:
Variable to fixed	$200.0	$—	$—	$—	$—	$—	$—	$0.1
Average pay rate	5.0%	—	—	—	—	—	—
Average receive rate	90-day LIBOR

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of D.R. Horton, Inc.

We have audited the accompanying consolidated balance sheets of D.R. Horton, Inc. and subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of D.R. Horton, Inc. and subsidiaries at September 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of D.R. Horton, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas
November 26, 2007

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
	(In millions)

ASSETS
Homebuilding:
Cash and cash equivalents	$228.3	$457.8
Inventories:
Construction in progress and finished homes	3,346.8	4,322.8
Residential land and lots — developed and under development	5,334.7	6,737.0
Land held for development	540.1	182.9
Land inventory not owned	121.9	100.4

	9,343.5	11,343.1
Property and equipment, net	110.2	131.4
Deferred income taxes	863.8	374.0
Earnest money deposits and other assets	291.2	442.4
Goodwill	95.3	578.9

	10,932.3	13,327.6

Financial Services:
Cash and cash equivalents	41.3	129.8
Restricted cash	—	248.3
Mortgage loans held for sale	523.5	1,022.9
Other assets	59.2	92.1

	624.0	1,493.1

Total assets	$11,556.3	$14,820.7

LIABILITIES
Homebuilding:
Accounts payable	$566.2	$982.3
Accrued expenses and other liabilities	933.3	1,143.0
Notes payable	3,989.0	4,886.9

	5,488.5	7,012.2

Financial Services:
Accounts payable and other liabilities	24.7	58.8
Notes payable to financial institutions	387.8	1,191.7

	412.5	1,250.5

	5,901.0	8,262.7

Minority interests	68.4	105.1

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 318,569,673 shares issued and 314,914,440 shares outstanding at September 30, 2007 and 316,899,545 shares issued and 313,246,745 shares outstanding at September 30, 2006	3.2	3.2
Additional capital	1,693.3	1,658.4
Retained earnings	3,986.1	4,887.0
Treasury stock, 3,655,233 shares at September 30, 2007 and 3,652,800 shares at September 30, 2006, at cost	(95.7)	(95.7)

	5,586.9	6,452.9

Total liabilities and stockholders’ equity	$11,556.3	$14,820.7

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2007	2006	2005
	(In millions, except per share data)

Homebuilding:
Revenues:
Home sales	$10,721.2	$14,545.4	$13,376.6
Land/lot sales	367.6	215.1	252.0

	11,088.8	14,760.5	13,628.6
Cost of sales:
Home sales	8,872.3	11,047.8	9,960.6
Land/lot sales	283.3	99.6	162.6
Inventory impairments and land option cost write-offs	1,329.5	270.9	17.1

	10,485.1	11,418.3	10,140.3
Gross profit:
Home sales	1,848.9	3,497.6	3,416.0
Land/lot sales	84.3	115.5	89.4
Inventory impairments and land option cost write-offs	(1,329.5)	(270.9)	(17.1)

	603.7	3,342.2	3,488.3
Selling, general and administrative expense	1,141.5	1,456.6	1,226.6
Goodwill impairment	474.1	—	—
Loss on early retirement of debt	12.1	17.9	4.4
Other (income)	(4.0)	(11.0)	(15.7)

	(1,020.0)	1,878.7	2,273.0

Financial Services:
Revenues	207.7	290.8	235.1
General and administrative expense	153.8	202.2	147.6
Interest expense	23.6	37.1	16.8
Interest and other (income)	(38.5)	(56.9)	(34.9)

	68.8	108.4	105.6

Income (loss) before income taxes	(951.2)	1,987.1	2,378.6
Provision for (benefit from) income taxes	(238.7)	753.8	908.1

Net income (loss)	$(712.5)	$1,233.3	$1,470.5

Basic net income (loss) per common share	$(2.27)	$3.94	$4.71

Net income (loss) per common share assuming dilution	$(2.27)	$3.90	$4.62

Cash dividends declared per common share	$0.60	$0.44	$0.3075

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Total
	Common	Additional	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity
	(In millions, except common stock share data)

Balances at September 30, 2004 (311,393,020 shares)	$3.1	$1,599.2	$2,417.3	$(58.9)	$3,960.7

Net income	—	—	1,470.5	—	1,470.5
Issuances under employee benefit plans (95,669 shares)	—	1.9	—	—	1.9
Exercise of stock options (1,450,179 shares)	0.1	23.7	—	—	23.8
Cash dividends declared	—	—	(96.5)	—	(96.5)

Balances at September 30, 2005 (312,938,868 shares)	$3.2	$1,624.8	$3,791.3	$(58.9)	$5,360.4

Net income	—	—	1,233.3	—	1,233.3
Issuances under employee benefit plans (158,444 shares)	—	4.5	—	—	4.5
Exercise of stock options (1,149,433 shares)	—	7.9	—	—	7.9
Stock option compensation expense	—	11.8	—	—	11.8
Income tax benefit from exercise of stock options	—	9.4	—	—	9.4
Cash dividends declared	—	—	(137.6)	—	(137.6)
Treasury stock purchases (1,000,000 shares)	—	—	—	(36.8)	(36.8)

Balances at September 30, 2006 (313,246,745 shares)	$3.2	$1,658.4	$4,887.0	$(95.7)	$6,452.9

Net loss	—	—	(712.5)	—	(712.5)
Issuances under employee benefit plans (156,543 shares)	—	3.5	—	—	3.5
Exercise of stock options (1,513,585 shares)	—	9.1	—	—	9.1
Stock option compensation expense	—	12.4	—	—	12.4
Income tax benefit from exercise of stock options	—	9.9	—	—	9.9
Cash dividends declared	—	—	(188.4)	—	(188.4)

Balances at September 30, 2007 (314,914,440 shares)	$3.2	$1,693.3	$3,986.1	$(95.7)	$5,586.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2007	2006	2005
	(In millions)

OPERATING ACTIVITIES
Net income (loss)	$(712.5)	$1,233.3	$1,470.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	64.4	56.5	52.8
Amortization of debt premiums, discounts and fees	6.6	5.2	4.3
Stock option compensation expense	12.4	11.8	—
Income tax benefit from stock option exercises	(9.9)	(9.4)	—
Deferred income taxes	(489.0)	(108.9)	(84.7)
Loss on redemption of senior and senior subordinated notes	12.1	13.4	—
Inventory impairments and land option cost write-offs	1,329.5	270.9	17.1
Goodwill impairment	474.1	—	—
Changes in operating assets and liabilities:
Decrease (increase) in construction in progress and finished homes	657.8	(1,261.7)	(227.4)
Decrease (increase) in residential land and lots — developed, under development, and held for development	79.8	(1,847.3)	(1,640.2)
Decrease (increase) in earnest money deposits and other assets	123.3	71.8	(66.9)
Decrease (increase) in mortgage loans held for sale	499.4	335.8	(735.4)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(692.5)	37.8	589.2

Net cash provided by (used in) operating activities	1,355.5	(1,190.8)	(620.7)

INVESTING ACTIVITIES
Purchases of property and equipment	(39.8)	(83.3)	(68.2)

Net cash used in investing activities	(39.8)	(83.3)	(68.2)

FINANCING ACTIVITIES
Proceeds from notes payable	2,980.0	5,824.2	4,060.2
Repayment of notes payable	(4,696.2)	(4,711.4)	(2,667.8)
Decrease (increase) in restricted cash	248.3	(248.3)	—
Purchase of treasury stock	—	(36.8)	—
Proceeds from stock associated with certain employee benefit plans	12.7	12.4	24.8
Income tax benefit from stock option exercises	9.9	9.4	—
Cash dividends paid	(188.4)	(137.6)	(96.5)

Net cash (used in) provided by financing activities	(1,633.7)	711.9	1,320.7

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(318.0)	(562.2)	631.8
Cash and cash equivalents at beginning of year	587.6	1,149.8	518.0

Cash and cash equivalents at end of year	$269.6	$587.6	$1,149.8

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$37.3	$11.0	$20.6

Income taxes paid	$325.6	$956.3	$895.0

Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$3.7	$38.8	$17.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

The prior year balance of the deferred tax asset has been reclassified from earnest money deposits and other assets to deferred income taxes on the September 30, 2006 consolidated balance sheet to conform to the fiscal 2007 presentation. Additionally, the corresponding changes to the consolidated statements of cash flows for the years ended September 30, 2006 and 2005 have been made.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

Homebuilding revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by DHI Mortgage, the Company’s wholly-owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment as prescribed by Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate,” the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed. At September 30, 2007 and 2006, the Company had deferred profit on such sales in the amounts of $32.6 million and $90.6 million, respectively.

Financial services revenues associated with the Company’s title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously as each home is closed. The Company transfers substantially all underwriting risk associated with title insurance policies to third-party insurers. The majority of the revenues associated with the Company’s mortgage operations is recognized when the mortgage loans and related servicing rights are sold to third-party investors. Origination fees and direct origination costs are deferred and recognized as revenues and expenses, respectively, along with the associated gains and losses on the sales of the loans and related servicing rights, when the loans are sold. The Company generally does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to third-party investors. Interest income is accrued from the date a mortgage loan is originated until the loan is sold.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Amounts in transit from title companies for home closings at the end of each reporting period are included in homebuilding cash.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

The Company holds cash that is restricted as to its use. Restricted cash related to the Company’s homebuilding operations includes customer deposits that are temporarily restricted in accordance with regulatory requirements. At September 30, 2007 and 2006, the balances of restricted cash were $5.4 million and $38.8 million, respectively, and are included in other assets on the Company’s balance sheet.

Borrowings by the Company’s mortgage subsidiary under the CP conduit facility are secured by the assignment of mortgage loans held for sale and restricted cash arising from borrowings under the facility prior to the assignment of the mortgage loans as collateral. At September 30, 2007, there were no borrowings under the facility prior to the assignment of mortgage loans held for sale, and therefore, no cash was restricted under this facility for this purpose. At September 30, 2006, the balance of cash restricted for this purpose was $248.3 million.

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

Each quarter, all components of inventory are reviewed for the purpose of determining whether recorded costs and costs required to complete each home or project are recoverable. If the review indicates that an impairment loss is required under the guidelines of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” an estimate of the loss is made and recorded to cost of sales in that quarter. See Note B.

Homebuilding Interest

The Company capitalizes homebuilding interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Additionally,

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company writes off a portion of the capitalized interest related to projects for which inventory impairments are recorded in accordance with SFAS No. 144.

The following table summarizes the Company’s homebuilding interest costs incurred (which does not include losses on early retirement of debt), capitalized, charged to cost of sales and impaired during the years ended September 30, 2007, 2006 and 2005:

	Year Ended September 30,
	2007	2006	2005
	(In millions)

Capitalized interest, beginning of year	$288.9	$200.6	$152.7
Interest incurred	304.3	325.4	272.9
Interest amortized to cost of sales	(220.3)	(237.1)	(225.0)
Interest written off with inventory impairments	(34.2)	—	—

Capitalized interest, end of year	$338.7	$288.9	$200.6

Land Inventory Not Owned

The Company accounts for its land and lot option purchase contracts in accordance with the provisions of FIN 46. FIN 46 provides guidance for the financial accounting and reporting of interests in certain variable interest entities, which FIN 46 defines as certain business entities that either have equity investors with no voting rights or have equity investors that do not provide sufficient financial resources for the entities to support their activities. FIN 46 requires consolidation of such entities by any company that is subject to a majority of the risk of loss from the entities’ activities or is entitled to receive a majority of the entities’ residual returns or both, defined as the primary beneficiary of the variable interest entity. See Note C.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Repairs and maintenance costs are expensed as incurred. Depreciation generally is recorded using the straight-line method over the estimated useful life of the asset. Depreciable lives for model home furniture typically range from 2 to 3 years, depreciable lives for office furniture and equipment typically range from 2 to 5 years, and depreciable lives for buildings and improvements typically range from 5 to 20 years. Accumulated depreciation was $157.9 million and $130.0 million as of September 30, 2007 and 2006, respectively. Depreciation expense was $64.3 million, $56.5 million and $52.8 million in fiscal 2007, 2006 and 2005, respectively.

Goodwill

Goodwill represents the excess of purchase price over net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill for potential impairment annually as of September 30 or more frequently if an event occurs or circumstances change that indicate the remaining balance of goodwill may not be recoverable. In analyzing the potential impairment of goodwill, SFAS No. 142 prescribes a two-step process that begins with the estimation of the fair value of the reporting units. If the results of the first step indicate that impairment potentially exists, the second step is performed to measure the amount of the impairment, if any. Impairment is determined to exist when the estimated fair value of goodwill is less than its carrying value. See Note D.

Warranty Costs

The Company typically provides its homebuyers a one-year comprehensive limited warranty for all parts and labor and a ten-year limited warranty for major construction defects. Since the Company subcontracts its

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Changes in the Company’s warranty liability were as follows:

	September 30,
	2007	2006
	(In millions)

Warranty liability, beginning of year	$130.4	$121.6
Warranties issued	51.0	75.2
Changes in liability for pre-existing warranties	(12.3)	(15.5)
Settlements made	(53.1)	(50.9)

Warranty liability, end of year	$116.0	$130.4

Insurance Claim Costs

The Company has, and requires the majority of its subcontractors to have, general liability insurance (including construction defect coverage) and workers compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. In certain states where the Company believes it is too difficult or expensive for subcontractors to obtain general liability insurance, the Company has waived its traditional subcontractor general liability insurance requirements to obtain lower bids from subcontractors. The Company self-insures a portion of its overall risk, partially through the use of a captive insurance entity which issues a general liability policy to the Company, naming certain subcontractors as additional insureds. The Company records expenses and liabilities related to the costs to cover its self-insured and deductible amounts under those policies and for any estimated costs of potential claims and lawsuits (including expected legal costs) in excess of its coverage limits or not covered by such policies, based on an analysis of the Company’s historical claims, which includes an estimate of claims incurred but not yet reported. Expenses related to such claims were approximately $95.0 million, $41.7 million and $101.2 million in fiscal 2007, 2006 and 2005, respectively.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expense was approximately $90.6 million, $110.6 million and $78.9 million in fiscal 2007, 2006 and 2005, respectively.

Income Taxes

The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In determining the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns,

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position. See Note G.

Earnings (Loss) Per Share

Basic earnings, or loss, per share is based upon the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share is based upon the weighted average number of shares of common stock and dilutive securities outstanding during each year. In periods with a loss, the computation of loss per share excludes outstanding stock options because their effect would be antidilutive. See Note H.

Stock-Based Compensation

With the approval of the compensation committee, consisting of independent members of the Board of Directors, the Company from time to time issues to employees and directors options to purchase its common stock. The committee approves grants only out of amounts remaining available for grant from amounts formally authorized by the common stockholders.

On October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share Based Payment,” which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. SFAS No. 123(R) was adopted using the modified prospective method. Under this method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The fair values of the options are calculated using a Black-Scholes option pricing model. Results for fiscal 2005 have not been restated. In addition, SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash flow rather than an operating cash flow as previously reported. See Note J.

Mortgage Loans Held for Sale, Loan Commitments and Related Derivatives

Mortgage loans held for sale are generally carried at cost adjusted for changes in fair value after the date of designation of an effective accounting hedge, based on either sale commitments or current market quotes. Any gain or loss on the sale of loans is recognized at the time of sale. Some of the loans sold by DHI Mortgage are sold with limited recourse provisions. Based on historical experience, the Company estimates and records an allowance or reserve for loans held in portfolio or loans held for sale or for losses related to loans sold with recourse. The derivative instruments associated with uncommitted, funded loans are designated as fair value hedges of the risk of changes in the overall fair value of the related loans. Accordingly, changes in the value of the derivative instruments are recognized in current earnings, as are changes in the value of the loans. Unhedged loans are stated at the lower of cost or market. Market is determined by either sales commitments or current market conditions.

To meet the financing needs of its customers, the Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value. The interest rate risk related to IRLCs is managed through the use of best-efforts whole loan delivery commitments and various hedging instruments, which are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company purchases forward rate agreements (FRAs) and economic interest rate hedges as part of a program designed to potentially offer homebuyers a below market interest rate on their home financing. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. See Note F.

Recent Accounting Pronouncements

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109, which revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments,” specifically states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 are applicable to written loan commitments issued or modified beginning on January 1, 2008. The Company is currently evaluating the impact of the adoption of SAB No. 109.

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

In November 2006, the FASB issued Emerging Issues Task Force Issue (EITF) No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF 06-8 establishes that an entity should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007. The adoption of EITF 06-8 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE B — INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with SFAS No. 144, impairment charges are also recorded on finished homes in substantially completed projects when events or circumstances indicate that the carrying values are greater than the fair value less costs to sell these homes.

During fiscal 2007, the difficult conditions within the homebuilding industry became more challenging. Continued high inventory levels of both new and existing homes, elevated cancellation rates, low sales absorption rates, affordability issues and overall weak consumer confidence persisted throughout the year. The effects of these factors were further magnified by a decline in availability of mortgage products and higher mortgage interest rates on certain loan products, due to credit tightening in the mortgage markets. These factors, combined with the Company’s disappointing sales results, declines in sales order prices and continued declines in gross profit from home sales revenues throughout the year, caused the Company’s outlook for the homebuilding industry and its impact on the Company’s business to become more cautious as the year progressed. The Company’s current outlook is that housing market conditions will continue to be challenging and may deteriorate further, and that the timing of a recovery in the housing market remains unclear.

During fiscal 2007, when the Company performed its quarterly inventory impairment analyses in accordance with SFAS No. 144, the assumptions utilized reflect the expectation that the challenging conditions in the homebuilding industry will persist and have a greater impact than the Company believed when the year began. Consequently, the Company’s strategy to reduce its inventory and lot position in a number of markets will likely take longer and require additional price concessions and incentives than previously anticipated. Therefore, the impairment evaluations during the fourth quarter of fiscal 2007 indicated a significant number of projects with impairment indicators. Communities with a combined carrying value of $2,622.4 million as of September 30, 2007, had indicators of potential impairment and were evaluated for impairment. The analysis of each of these projects generally assumed that sales prices in future periods will be equal to or lower than current sales order prices in each project or for comparable projects in order to generate an acceptable absorption rate. While it is difficult to determine a timeframe for a given project in the current market conditions, the remaining lives of these projects was estimated to be in a range from six months to in excess of ten years. Through these evaluations, it was determined that projects with a carrying value of $940.5 million as of September 30, 2007, the largest portions of which were in the California, West and Southeast regions, were impaired. As a result, during the fourth quarter of fiscal 2007, impairment charges totaling $278.3 million were recorded to reduce the carrying value of the impaired projects to their estimated fair value. These fourth quarter charges combined with impairment charges recorded earlier in the year resulted in total inventory impairment charges of $1,222.2 million during fiscal 2007. Approximately 74% of these impairment charges were recorded to residential land and lots and land held for development, and approximately 26% of these charges were recorded to residential construction in progress and finished homes in inventory. During fiscal 2006, impairment charges totaling $146.2 million were recorded related to projects with a carrying value of $459.3 million, the majority of which were in California.

If conditions in the homebuilding industry or specific markets in which the Company operates worsen in the future beyond current expectations, and as the Company re-evaluates specific project pricing and incentive strategies, the Company may be required to evaluate additional projects or re-evaluate previously impaired

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projects for potential impairment. These evaluations may result in additional impairment charges, and such charges could be material.

Based on a review of land and lot option contracts performed each quarter, the Company writes off earnest money deposits and pre-acquisition costs related to contracts which it no longer plans to pursue. During fiscal 2007, 2006 and 2005, the Company wrote off $107.3 million, $124.7 million and $17.1 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts.

NOTE C — LAND INVENTORY NOT OWNED

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

The consolidation of these variable interest entities added $65.8 million and $100.4 million in land inventory not owned and minority interests related to entities not owned to the Company’s balance sheets at September 30, 2007 and 2006, respectively. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $11.3 million and $17.6 million and performance letters of credit, promissory notes and surety bonds totaling $0.5 million and $2.5 million, as of September 30, 2007 and 2006, respectively. Creditors, if any, of these variable interest entities have no recourse against the Company.

For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits, which totaled $67.9 million at September 30, 2007.

Additionally, the Company evaluates land and lot option purchase contracts in accordance with SFAS No. 49, “Accounting for Product Financing Arrangements,” and added $56.1 million in land inventory not owned, with a corresponding increase to accrued expenses and other liabilities, to the Company’s balance sheet at September 30, 2007 as a result of this evaluation.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D —	GOODWILL

In accordance with SFAS No. 142, goodwill balances between reporting segments have been restated to reflect the revised aggregation of operating regions that resulted from a realignment of the Company’s management structure during the fourth quarter of fiscal 2007. The Colorado markets, which were previously included in the Southwest operating region, are now included in the Midwest operating region. Consequently, the Company determined that its Midwest operating region, which was previously included in the Northeast reporting segment, constitutes a separate reporting segment. The following discussion of goodwill balances and related impairment charges is based on this revised alignment and disaggregation.

At June 30, 2007, the Company determined that an interim test to assess the recoverability of goodwill was necessary because of the significant amount of inventory tested for impairment under SFAS No. 144, the market conditions in the homebuilding industry and the decline in the Company’s stock price. The first step of the goodwill impairment analysis was completed as of June 30, 2007. The Company estimated the fair value of its operating regions primarily utilizing the expected present values of future cash flows, supported with a market based assessment of fair value for the reporting units, and concluded an impairment loss was probable and could be reasonably estimated for reporting units within its Northeast, Southeast, California and West reporting segments. As a result, during the quarter ended June 30, 2007, the Company recorded non-cash impairment charges totaling $425.6 million related to the write-off of goodwill in these reporting segments.

During the quarter ended September 30, 2007, the Company completed the second step of its goodwill impairment analyses, through which it confirmed the appropriateness of the prior quarter write-offs and determined that the goodwill balance related to its Midwest reporting segment was completely impaired. Consequently, the goodwill balance in the Midwest reporting segment of $48.5 million, which included $13.5 million transferred from the Southwest reporting segment due to changing the Company’s management structure, was written off in the fourth quarter. Total goodwill impairment charges for fiscal 2007 were $474.1 million. Only approximately 23% of these goodwill impairment charges are deductible for tax purposes.

In addition, at September 30, 2007, the Company completed its annual impairment test and determined that the fair values of the South Central and Southwest reporting segments were greater than their carrying values and no impairment of goodwill existed in those segments.

Reflecting the fiscal 2007 impairment charges and restatement of the prior year segment balances to conform to the current year presentation, the Company’s goodwill balances by reporting segment as of September 30, 2007 and 2006 were as follows:

	September 30,
		Restated
	2007	2006
	(In millions)

Goodwill:
Northeast	$—	$39.4
Midwest	—	48.5
Southeast	—	11.5
South Central	15.9	15.9
Southwest	79.4	88.9
California	—	300.3
West	—	74.4

Total Goodwill	$95.3	$578.9

The goodwill assessment procedures of SFAS No. 142 require management to make comprehensive estimates of future revenues and costs. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. Continued softness in the homebuilding industry may result in the

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determination that some or all of the Company’s remaining goodwill balance has become impaired, which could result in additional goodwill impairment charges.

NOTE E — NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of unamortized discounts, as applicable, consist of the following:

	September 30,
	2007	2006
	(In millions)

Homebuilding:
Unsecured:
Revolving credit facility, maturing 2011	$150.0	$800.0
7.5% senior notes due 2007	215.0	215.0
5% senior notes due 2009, net	199.8	199.7
8% senior notes due 2009, net	384.6	384.3
4.875% senior notes due 2010, net	249.3	249.0
9.75% senior subordinated notes due 2010, net	149.5	149.4
6% senior notes due 2011, net	249.5	249.4
7.875% senior notes due 2011, net	199.2	199.0
8.5% senior notes due 2012, net	—	248.6
5.375% senior notes due 2012	300.0	300.0
6.875% senior notes due 2013	200.0	200.0
5.875% senior notes due 2013	100.0	100.0
6.125% senior notes due 2014, net	197.9	197.7
5.625% senior notes due 2014, net	248.5	248.3
5.25% senior notes due 2015, net	298.1	297.9
5.625% senior notes due 2016, net	297.9	297.7
6.5% senior notes due 2016, net	499.1	499.0
Other secured	50.6	51.9

	$3,989.0	$4,886.9

Financial Services:
Mortgage warehouse facility, maturing 2008	$267.8	$371.7
Commercial paper conduit facility, maturing 2008	120.0	820.0

	$387.8	$1,191.7

As of September 30, 2007, maturities of consolidated notes payable, assuming the revolving credit, mortgage warehouse and commercial paper conduit facilities are not extended or renewed, are $631.2 million in fiscal 2008, $592.6 million in fiscal 2009, $400.0 million in fiscal 2010, $450.0 million in fiscal 2011, $464.6 million in fiscal 2012 and $1,850.0 million thereafter.

The Company has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Homebuilding:

In November 2006, the Company increased the size of its $2.15 billion unsecured revolving credit facility, which includes a $1.0 billion letter of credit sub-facility, to $2.5 billion and extended its maturity by one year to December 16, 2011. The revolving credit facility has an uncommitted $400 million accordion provision which could be used to increase the facility to $2.9 billion upon obtaining additional commitments from lenders. The Company’s borrowing capacity under this facility is reduced by the amount of letters of credit outstanding. At September 30, 2007, the Company’s borrowing capacity under the facility was $2.3 billion. The facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of homebuilding debt to total capitalization and its senior unsecured debt rating. The interest rates of the unsecured revolving credit facility at September 30, 2007 and 2006 were 6.0% and 6.1%, respectively. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees.

Following is a summary of the key terms of each of the Company’s unsecured homebuilding notes payable outstanding as of September 30, 2007, including the annual effective interest rate of each series of notes, after giving effect to the amortization of discounts and deferred financing costs.

				Redeemable
	Principal			Prior to	Effective
Note Payable (1)	Amount	Date Issued	Date Due	Maturity	Interest Rate
	(In millions)

7.5% senior	$215.0	December 2002	December 1, 2007	No	7.6%
5% senior	$200.0	January 2004	January 15, 2009	No	5.3%
8% senior	$385.0	February 1999	February 1, 2009	No	8.3%
4.875% senior	$250.0	October 2004	January 15, 2010	Yes (3)	5.1%
9.75% senior subordinated	$150.0	September 2000	September 15, 2010	No	9.9%
6% senior	$250.0	April 2006	April 15, 2011	Yes (3)	6.2%
7.875% senior	$200.0	August 2001	August 15, 2011	No	8.0%
5.375% senior	$300.0	July 2005	June 15, 2012	Yes (3)	5.4%
6.875% senior	$200.0	April 2003	May 1, 2013	No	7.0%
5.875% senior	$100.0	June 2003	July 1, 2013	Yes (2)	5.9%
6.125% senior	$200.0	July 2004	January 15, 2014	No	6.3%
5.625% senior	$250.0	September 2004	September 15, 2014	No	5.8%
5.25% senior	$300.0	February 2005	February 15, 2015	Yes (3)	5.4%
5.625% senior	$300.0	December 2004	January 15, 2016	Yes (3)	5.8%
6.5% senior	$500.0	April 2006	April 15, 2016	Yes (3)	6.6%

(1)	Interest is payable semi-annually on each of the series of senior and senior subordinated notes.

(2)	The notes may be redeemed at a price equal to 100% of the principal amount plus a premium declining ratably to par over a three-year period beginning on July 1, 2008.

(3)	The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments on the redemption date, plus in each case, accrued interest.

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In November 2006, the Board of Directors authorized the repurchase of up to $500 million of the Company’s outstanding debt securities, replacing the previous debt securities repurchase authorization of $200 million, and extending its term to November 30, 2007. All of the $500 million authorization was remaining at September 30, 2007. In November 2007, the Board of Directors extended the $500 million debt securities repurchase authorization to November 30, 2008.

The revolving credit facility and the indenture governing the senior subordinated notes impose restrictions on the Company’s operations and activities. The most significant restrictions relate to limits on investments, cash dividends, stock repurchases and other restricted payments, incurrence of indebtedness, creation of liens and asset dispositions, and require maintenance of certain levels of leverage, interest coverage and tangible net worth. In addition, the indentures governing the senior notes impose restrictions on the creation of liens. At September 30, 2007, the Company was in compliance with all of the covenants, limitations and restrictions that form a part of the bank revolving credit facility and the public debt obligations.

The indentures governing approximately $1.75 billion of the senior notes provided for the termination of specified covenants upon the Company’s attainment of investment grade ratings from both Standard & Poor’s Ratings Services and Moody’s Investors Service Inc. These covenants included restrictions on cash dividends, stock repurchases and other restricted payments, incurrence of indebtedness and asset dispositions. The Company achieved both of the required ratings as of April 2006. As a result, the foregoing restrictions ceased to apply with respect to these senior notes and would not apply in the future with respect to these notes even if the Company’s ratings were subsequently lowered. In November 2007, Standard & Poor’s Ratings Services downgraded the Company’s senior debt rating by one level to BB+, which is below investment grade status.

In July 2007, through amendment to the revolving credit facility agreement, a restriction was removed that limited the Company’s ability to pay cash dividends on its common stock to an annual amount not to exceed 50% of prior year consolidated net income. Under the amended agreement, payment of dividends is permitted provided there is no payment default under the facility, the Company is in compliance with certain financial covenants under the agreement, and such payments do not cause the Company not to be in compliance with those financial covenants. However, payment of cash dividends is still limited to the extent the Company’s total restricted payments are limited. At September 30, 2007, under the most restrictive debt covenants in effect, approximately $2.3 billion was available for all restricted payments.

The Company uses interest rate swap agreements to help manage a portion of its interest rate exposure. The agreements convert a notional amount of $200 million from a variable rate to a fixed rate. These agreements are cancelable by the counter-party, a major U.S. bank, during periods where LIBOR exceeds 7%. The agreements expire at dates in fiscal 2008. The Company does not expect non-performance by the counter-party, and any losses incurred in the event of non-performance are not expected to be material. Net payments or receipts under these agreements are recorded as adjustments to interest incurred. As a result of these agreements, the Company’s net interest costs were reduced by $0.6 million in fiscal 2007, and were increased by $0.8 million and $4.9 million in fiscal 2006 and 2005, respectively.

The swaps’ market values generally vary directly with changes in anticipated future LIBOR rates. The swaps do not qualify as cash-flow hedges under SFAS No. 133 so changes in the swaps’ fair value must be recognized in current earnings, and are included in homebuilding other income or expense. At September 30, 2007 and 2006, the fair value of the interest rate swaps was a $0.1 million liability, and was recorded in

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

homebuilding other liabilities. During fiscal 2007, 2006 and 2005, the Company had a loss of $0.1 million, and gains of $3.1 million and $9.5 million, respectively, related to the interest rate swaps.

Financial Services:

The Company’s mortgage subsidiary has a $540 million mortgage warehouse loan facility, which was renewed on March 30, 2007 to extend its maturity from April 6, 2007 to March 28, 2008. Under the accordion provision of the credit agreement, the total capacity may be increased to $750 million upon obtaining additional commitments from lenders.

The mortgage warehouse facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of its homebuilding debt. The borrowing capacity under this facility is limited to the lesser of the unused portion of the facility or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the amount that may be drawn on the facility varies based upon the underlying product type of each eligible mortgage loan. Substantially all of the Company’s mortgage originations are eligible, with advance rates typically ranging from 95% to 98% of the unpaid principal balance of each mortgage loan. Borrowings bear daily interest at the 30-day LIBOR rate plus a fixed premium. The interest rates of the mortgage warehouse line at September 30, 2007 and 2006 were 5.9% and 6.1%, respectively.

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

The CP conduit facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of its homebuilding debt. Additionally, at September 30, 2006, borrowings under the CP conduit facility were secured by restricted cash of $248.3 million arising from borrowings under the facility made prior to the assignment of mortgage loans held for sale as collateral. At September 30, 2007, there were no borrowings under the facility prior to the assignment of mortgage loans held for sale, and therefore, no cash was restricted under this facility. The mortgage loans assigned to secure the CP conduit facility are used as collateral for asset-backed commercial paper issued by multi-seller conduits in the commercial paper market. At September 30, 2007, the Company’s mortgage subsidiary was in compliance with all of the covenants under these facilities. The interest rates of the CP conduit facility at September 30, 2007 and 2006 were 5.9% and 5.6%, respectively.

NOTE F — MORTGAGE LOANS

To manage the interest rate risk inherent in its mortgage operations, the Company hedges its risk using various derivative instruments, which include forward sales of mortgage-backed securities (FMBS), Eurodollar Futures Contracts (EDFC) and put options on mortgage-backed securities (MBS) and EDFC. Use of the term “hedging instruments” in the following discussion refers to these securities collectively, or in any combination. The Company does not enter into or hold derivatives for trading or speculative purposes.

Mortgage Loans Held for Sale

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Loans that have been closed but not committed to a third-party investor are matched with hedging instruments that are designated as fair value hedges. Hedged loans are either committed to third-party investors within three days of origination or pooled and committed in bulk to third-party investors typically within 30 days of origination. Loans held for sale are carried at cost adjusted for changes in fair value after

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the date of designation of an effective accounting hedge, based on either sale commitments or current market quotes. Any gain or loss on the sale of loans is recognized at the time of sale. During the years ended September 30, 2007, 2006 and 2005, the Company had net gains on sales of loans of $97.8 million, $145.5 million, and $113.5 million, respectively.

Some of the loans sold by DHI Mortgage are sold with limited recourse provisions. Based on historical experience, the Company has estimated and recorded a total loss reserve for mortgage loans held in portfolio, mortgage loans held for sale, and expected losses related to loans sold with recourse of $24.6 million and $15.6 million at September 30, 2007 and 2006, respectively.

The notional amounts of the hedging instruments used to hedge mortgage loans held for sale can vary in relationship to the underlying loan amounts, depending on the typical movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. As of September 30, 2007, the Company had $129.2 million in loans not committed to third-party investors and hedging instruments related to those loans totaling $304.0 million.

The hedging instruments associated with uncommitted, funded loans are designated as fair value hedges of the risk of changes in the overall fair value of the related loans. Accordingly, changes in the value of the derivative instruments are recognized in current earnings, as are changes in the value of the loans. During the fiscal years ended September 30, 2007, 2006 and 2005, the Company’s net gains related to the ineffective portion of its fair value hedging instruments were insignificant. The net gains are included in financial services revenues.

Loan Commitments

To meet the financing needs of its customers, the Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133, and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value. At September 30, 2007 and 2006, the Company’s IRLCs totaled $226.6 million and $647.7 million, respectively.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments as defined above. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. As of September 30, 2007, the Company had approximately $72.2 million of best-efforts whole loan delivery commitments and $326.4 million outstanding of hedging instruments related to its uncommitted IRLCs.

The Company also purchases forward rate agreements (FRAs) and economic interest rate hedges as part of a program to potentially offer homebuyers a below market interest rate on their home financing. At September 30, 2007, these potential mortgage loan originations totaled approximately $124.9 million and were hedged with FRAs of $72.1 million and economic interest rate hedges of $526.9 million in EDFC put options and $29.6 million in MBS put options. Both the FRAs and economic interest rate hedges have various maturities not exceeding twelve months. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. The gains and losses for the year ended September 30, 2007 were not significant.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G —	INCOME TAXES

The provision for (benefit from) income taxes includes the following components:

	Year Ended September 30,
	2007	2006	2005
	(In millions)

Current provision:
Federal	$216.1	$743.4	$865.7
State	35.0	119.3	127.1

	251.1	862.7	992.8

Deferred benefit:
Federal	(443.7)	(100.6)	(72.8)
State	(46.1)	(8.3)	(11.9)

	(489.8)	(108.9)	(84.7)

Total provision for (benefit from) income taxes	$(238.7)	$753.8	$908.1

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These differences primarily relate to the following:

	September 30,
	2007	2006
	(In millions)

Deferred tax assets:
Inventory costs	$143.5	$128.3
Inventory impairments	502.1	61.5
Warranty and construction defect costs	123.5	115.9
Incentive compensation plans	47.9	42.6
Deferral of profit on home sales	12.1	34.7
Goodwill impairment	14.5	—
Other	34.3	33.5

Total deferred tax assets	877.9	416.5
Deferred tax liabilities	14.1	42.5

Net deferred tax assets	$863.8	$374.0

Primarily as a result of recording significant inventory impairment charges during fiscal 2007, the balance of the deferred tax asset increased substantially. The net deferred tax asset of $863.8 million at September 30, 2007 assumes that the value of these assets will be realized, which will be dependent in part on the Company’s ability to generate sufficient profits in future periods. If market conditions within the homebuilding industry do not improve or continue to worsen, it may affect the Company’s ability to fully realize the value of these assets, which may require a valuation adjustment and additional income tax expense in the Company’s consolidated statements of operations, and such expense could be material.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between income tax expense and tax computed by applying the federal statutory income tax rate of 35% to income before income taxes is due to the following:

	Year Ended September 30,
	2007	2006	2005
	(In millions)

Income taxes at federal statutory rate	$(332.9)	$695.5	$832.5
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	(21.8)	69.4	73.3
Qualified production activities deduction	(16.7)	(10.2)	—
Goodwill impairment	128.5	—	—
Other	4.2	(0.9)	2.3

Provision for (benefit from) income taxes	$(238.7)	$753.8	$908.1

NOTE H —	EARNINGS (LOSS) PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings (loss) per share. For fiscal 2007, all outstanding stock options were excluded from the computation of the loss per share because they were antidilutive due to the net loss recorded during the year. For fiscal 2006, options to purchase 3.0 million shares of common stock were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and their effect would be antidilutive. All options were included in the computation of diluted earnings per share for fiscal 2005.

	Year Ended September 30,
	2007	2006	2005
	(In millions)

Numerator:
Net income (loss)	$(712.5)	$1,233.3	$1,470.5

Denominator:
Denominator for basic earnings (loss) per share —
weighted average common shares	314.1	312.8	312.2
Effect of dilutive securities:
Employee stock options	—	3.4	5.9

Denominator for diluted earnings (loss) per share —
adjusted weighted average common shares	314.1	316.2	318.1

NOTE I —	STOCKHOLDERS’ EQUITY

At September 30, 2007, the Company had 318,569,673 shares of Common Stock issued and 314,914,440 shares outstanding. No shares of Preferred Stock were issued or outstanding. At September 30, 2007, the Company had 41,009,255 and 4,241,231 shares of Common Stock reserved for issuance pursuant to the D.R. Horton, Inc. Stock Incentive Plans and Employee Stock Purchase Plan, respectively.

The Company has an automatically effective universal shelf registration statement registering debt and equity securities that it may issue from time to time in amounts to be determined. Also, at September 30, 2007, the Company had the capacity to issue approximately 22.5 million shares of common stock under its acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2005, the Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock. During fiscal 2006, the Company repurchased 1,000,000 shares of its common stock at a total cost of $36.8 million. In November 2006, the Board of Directors authorized the repurchase of up to $463.2 million of common stock, representing the remaining amount of the previous authorization. This authorization was in effect through November 30, 2007. As of September 30, 2007, all of the $463.2 million authorization was remaining. In November 2007, the Board of Directors extended the $463.2 million common stock repurchase authorization to November 30, 2008.

Under the terms of the Company’s 2006 Stock Incentive Plan and 1991 Stock Incentive Plan, employees may use shares owned to satisfy the exercise price of stock options, which results in the Company’s purchase of those shares. Treasury stock at September 30, 2007 included 2,433 shares delivered to the Company during fiscal 2007 due to such transactions. These shares were not purchased under the Company’s share repurchase program and, therefore, had no effect on the remaining stock repurchase authorization.

During fiscal 2007, the Board of Directors declared quarterly cash dividends of $0.15 per common share, the last of which was paid on August 27, 2007 to stockholders of record on August 17, 2007. On October 24, 2007, the Board of Directors declared a cash dividend of $0.15 per common share, which was paid on November 16, 2007, to stockholders of record on November 5, 2007.

NOTE J —	EMPLOYEE BENEFIT PLANS

Deferred Compensation

The Company has a 401(k) plan for all Company employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing are at the discretion of the Company. Expenses for the plan were $12.2 million, $12.5 million and $9.2 million in fiscal 2007, 2006 and 2005 respectively.

The Company’s Supplemental Executive Retirement Plan (SERP) is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death, or termination of employment with the Company. Under the SERP, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company’s liabilities related to the SERP were $10.5 million and $9.7 million at September 30, 2007 and 2006, respectively. The Company recorded $2.0 million, $1.9 million and $1.8 million of expense for this plan in fiscal 2007, 2006 and 2005, respectively.

The Company has a deferred compensation plan available to a select group of employees. The participating employees designate investments for their contributions; however, the Company is not required to invest the contributions in the designated investments. The Company’s net liabilities related to the deferred compensation plan were $80.3 million and $80.8 million at September 30, 2007 and 2006, respectively. The Company records as expense the amount that the employee contributions would have earned had the funds been invested in the designated investments. The Company recorded $13.0 million, $7.5 million and $7.6 million of expense for this plan in fiscal 2007, 2006 and 2005, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of at least 85% of the fair market value of the stock on the designated dates of purchase. The price may be further discounted depending on the average fair market value of the stock during the period and certain other criteria. Under the terms of the plan, the total fair market value of the common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees of the Company

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchased 156,543 shares for $3.5 million in fiscal 2007, 158,444 shares for $4.5 million in fiscal 2006 and 95,669 shares for $1.9 million in fiscal 2005.

Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan, which replaced the 1991 Stock Incentive Plan, provides for the granting of stock options to certain key employees of the Company to purchase shares of common stock. Options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. Generally, the options vest over periods of 5 to 9.75 years and expire 10 years after the dates on which they were granted. Under the Plan, for awards other than options or stock appreciation rights, the shares available for issuance are to be reduced at the rate of 1.75 shares for each share subject to the award. At September 30, 2007, there were 29.2 million shares available for future grants under the Plan.

On October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. SFAS No. 123(R) was adopted using the modified prospective method. Results for fiscal 2005 have not been restated; however, SFAS No. 123(R) requires disclosure of pro forma information for periods prior to the adoption. The following table sets forth the effect on net income and earnings per share as if SFAS No. 123(R) had been applied to the fiscal year ended September 30, 2005:

Year Ended
September 30, 2005
(In millions, except
per share data)

Net income as reported	$1,470.5
Total stock-based employee compensation expense determined under fair value based method, net of tax	(7.8)

Pro forma net income	$1,462.7

Reported basic net income per share	$4.71

Pro forma basic net income per share	$4.69

Reported diluted net income per share	$4.62

Pro forma diluted net income per share	$4.61

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides additional information related to activity under the Company’s Stock Incentive Plan.

	Year Ended September 30,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Stock Options
Outstanding at beginning of year	14,453,713	$15.31	13,965,644	$11.55	16,733,401	$11.06
Granted	—	—	3,005,500	29.44	30,000	36.92
Exercised	(1,513,585)	6.06	(1,149,433)	6.89	(1,673,426)	5.46
Canceled or expired	(1,102,097)	19.93	(1,367,998)	14.90	(1,124,331)	13.96

Outstanding at end of year	11,838,031	$16.07	14,453,713	$15.31	13,965,644	$11.55

Exercisable at end of year	4,987,184	$11.54	4,945,543	$8.99	4,438,303	$7.83

The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was $26.2 million, $27.9 million and $44.3 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2007 was $31.1 million and $19.7 million, respectively. Exercise prices for options outstanding at September 30, 2007, ranged from $3.34 to $36.92. The weighted average remaining contractual lives of those options are:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Remaining		Exercise	Remaining
Exercise Price Range	Options	Price	Contract Life	Options	Price	Contract Life

Less than $10.00	3,389,285	$5.20	2.2	2,296,671	$5.37	2.1
$10.00-$20.00	2,872,165	10.97	4.8	1,443,965	10.98	4.8
More than $20.00	5,576,581	25.29	7.5	1,246,548	23.57	7.1

Total	11,838,031	$16.07	5.3	4,987,184	$11.54	4.1

A summary of the Company’s nonvested options as of and for the fiscal year ended September 30, 2007 is as follows:

		Weighted
		Average
		Grant-Date
	Options	Fair Value

Nonvested at beginning of period	9,508,170	$9.99
Granted	—	—
Vested	(1,590,256)	7.77
Canceled	(1,067,067)	10.70

Nonvested at end of period	6,850,847	$10.39

The weighted average fair value of grants made in fiscal 2006 and 2005 was $14.85 and $18.42 per share, respectively. There were no options granted in fiscal 2007.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended September 30,
	2007	2006	2005

Risk free interest rate	—	4.89%	4.25%
Expected life (in years)	—	7.74	6.21
Expected volatility	—	44.63%	51.34%
Expected dividend yield	—	1.00%	0.98%

For fiscal 2007 and 2006, the Company’s compensation expense related to stock option grants was $12.4 million and $11.8 million, respectively, and at September 30, 2007, there was $58.4 million of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 6.5 years.

NOTE K —	FINANCIAL INSTRUMENTS

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

The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses, the revolving credit facility, the mortgage warehouse facility, the commercial paper conduit facility and other secured notes payable as reported in the Company’s balance sheets approximate their fair values due to their short maturity or floating interest rate terms, as applicable.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the senior and senior subordinated notes, fair values represent quoted market prices. For the interest rate swaps, fair values represent market values as determined by the issuer of the swaps based upon the market’s current anticipation of future LIBOR rate levels. For mortgage loans held for sale, forward sales of mortgage-backed securities and interest rate lock commitments, the fair values are estimated based on quoted market prices for similar financial instruments. The following table sets forth the carrying values and estimated fair values of the Company’s senior and senior subordinated notes, interest rate swaps, mortgage loans held for sale, forward sales of mortgage-backed securities, interest rate lock commitments and forward rate agreements.

	September 30, 2007		September 30, 2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In millions)

HOMEBUILDING:
Liabilities
Senior and Senior Subordinated Notes	$3,788.4	$3,436.5	$4,035.0	$4,010.9
Interest rate swaps	0.1	0.1	0.1	0.1
FINANCIAL SERVICES:
Assets
Mortgage loans held for sale	523.5	523.5	1,022.9	1,022.9
Forward sales of mortgage-backed securities, Eurodollar futures contracts and put options on both mortgage-backed securities and Eurodollar futures contracts	0.1	0.1	(1.2)	(1.2)
Interest rate lock commitments	0.6	0.6	2.8	2.8
Forward rate agreements	—	—	—	—

NOTE L —	COMMITMENTS AND CONTINGENCIES

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

The Company has recorded liabilities for contingencies occurring in the ordinary course of business, including warranty and construction defect claims on closed homes and the expected costs of the self-insured portion of general liability and workers compensation insurance claims. The Company’s estimates of such liabilities are based on the facts and circumstances of individual pending claims and historical data and trends, including but not limited to costs relative to revenues, home closings and product types, and include estimates of the costs of unreported claims related to past operations. These liability estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs. The Company’s total liabilities for such items were $387.0 million and $361.2 million at September 30, 2007 and 2006, respectively.

On June 15, 2007, a putative class action, John R. Yeatman, et al. v. D.R. Horton, Inc., et al., was filed by one of the Company’s customers against it and its affiliated mortgage company subsidiary in the United States District Court for the Southern District of Georgia. The complaint seeks certification of a class alleged to include persons who, within the year preceding the filing of the suit, purchased a home from the Company

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and obtained a mortgage for such purchase from its affiliated mortgage company subsidiary. The complaint alleges that the Company violated Section 8 of the Real Estate Settlement Procedures Act by effectively requiring its homebuyers to use its affiliated mortgage company to finance their home purchases by offering certain discounts and incentives. The action seeks damages in an unspecified amount and injunctive relief. Management believes the claims alleged in this action are without merit and will defend them vigorously. However, as this action is still in its early stages, the Company is unable to express an opinion as to the likelihood of an unfavorable outcome or the amount of damages, if any; consequently, the Company has not recorded any associated liabilities in the accompanying consolidated balance sheet.

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At September 30, 2007, the Company had total deposits of $109.3 million, comprised of cash deposits of $95.8 million, promissory notes of $7.4 million, and letters of credit and surety bonds of $6.1 million, to purchase land and lots with a total remaining purchase price of $1.8 billion. Within the land and lot option purchase contracts in force at September 30, 2007, there were a limited number of contracts, representing only $60.8 million of remaining purchase price, subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting certain obligations.

Included in the total deposits of $109.3 million, were $34.4 million of deposits related to land option purchase contracts for which the Company does not expect to exercise its option to purchase the land or lots, but the contract has not yet been terminated. The remaining purchase price of those contracts was $548.5 million. Consequently, the deposits relating to these contracts have been written off, resulting in a net deposit balance of $74.9 million at September 30, 2007. The majority of land and lots under contract are currently expected to be purchased within three years, based on the Company’s assumptions as to the extent it will exercise its options to purchase such land and lots.

Additionally, in the normal course of its business activities, the Company provides standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At September 30, 2007, outstanding standby letters of credit were $97.7 million and surety bonds were $2.1 billion. The Company has additional capacity of $902.3 million for standby letters of credit under its revolving credit facility.

The Company leases office space and equipment under non-cancelable operating leases. Minimum annual lease payments under these leases at September 30, 2007 approximate (in millions):

2008	$27.5
2009	23.6
2010	17.9
2011	11.2
2012	5.2
Thereafter	7.4

$92.8

Rent expense approximated $68.0 million, $68.6 million and $50.7 million for fiscal 2007, 2006 and 2005, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE M —	SEGMENT INFORMATION

The Company’s seven homebuilding operating regions and its financial services operation are its operating segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The seven homebuilding operating regions are presented as separate reportable segments. Previously, the Company presented six homebuilding reporting segments, aggregating both its Northeast and Midwest operating regions into its Northeast reporting segment. However, because of a realignment of the Company’s management structure during the fourth quarter of fiscal 2007, the Colorado markets are now included in its Midwest operating region, rather than in its Southwest operating region. As a result, the Company determined that each of its seven homebuilding operating regions constitutes a reportable segment, as reflected in the current year presentation. All prior year segment information has been restated to conform to the fiscal 2007 presentation.

Under the revised presentation, the Company’s reportable homebuilding segments are: Northeast, Midwest, Southeast, South Central, Southwest, California and West. These reporting segments have homebuilding operations located in the following states:

Northeast:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia
Midwest:	Colorado, Illinois, Minnesota and Wisconsin
Southeast:	Alabama, Florida and Georgia
South Central:	Louisiana, Mississippi, Oklahoma and Texas
Southwest:	Arizona, New Mexico and Utah
California:	California and Nevada (Reno only)
West:	Hawaii, Idaho, Nevada, Oregon and Washington

Consequently, the Company has restated the prior year segment information provided in this note to conform to the current year presentation.

Homebuilding is the Company’s core business, generating 98% of consolidated revenues in fiscal 2007, 2006 and 2005. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land for residential purposes and the construction and sale of residential homes on such land, in 27 states and 83 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30,
		Restated	Restated
	2007	2006	2005
	(In millions)

Revenues
Homebuilding revenues:
Northeast	$1,092.0	$1,393.9	$1,126.6
Midwest	1,111.5	1,795.7	1,688.0
Southeast	1,478.3	2,040.5	1,816.7
South Central	2,009.9	2,311.0	2,114.8
Southwest	1,966.6	1,978.4	1,697.2
California	2,245.5	3,643.1	3,621.0
West	1,185.0	1,597.9	1,564.3

Total homebuilding revenues	$11,088.8	$14,760.5	$13,628.6
Financial services revenues	$207.7	$290.8	$235.1

Consolidated revenues	$11,296.5	$15,051.3	$13,863.7

Inventory Impairments
Northeast	$72.3	$14.4	$—
Midwest	152.8	12.2	—
Southeast	181.6	14.2	—
South Central	10.4	—	—
Southwest	25.6	—	—
California	541.2	105.4	—
West	238.3	—	—

Total inventory impairments	$1,222.2	$146.2	$—

Goodwill Impairments
Northeast	$39.4	$—	$—
Midwest	48.5	—	—
Southeast	11.5	—	—
South Central	—	—	—
Southwest	—	—	—
California	300.3	—	—
West	74.4	—	—

Total inventory impairments	$474.1	$—	$—

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30,
		Restated	Restated
	2007	2006	2005
	(In millions)

Income (Loss) Before Income Taxes (1)
Homebuilding income (loss) before income taxes:
Northeast	$(66.1)	$112.9	$136.0
Midwest	(205.3)	111.3	108.9
Southeast	(131.6)	346.4	354.8
South Central	122.2	171.2	136.2
Southwest	204.6	424.8	368.4
California	(784.1)	346.3	750.1
West	(159.7)	365.8	418.6

Total homebuilding income (loss) before income taxes	$(1,020.0)	$1,878.7	$2,273.0
Financial services income before income taxes	$68.8	$108.4	$105.6

Consolidated income (loss) before income taxes	$(951.2)	$1,987.1	$2,378.6

	September 30,
		Restated
	2007	2006
	(In millions)

Homebuilding Inventories (2):
Northeast	$1,022.3	$1,202.2
Midwest	801.3	1,185.1
Southeast	1,580.7	1,808.4
South Central	1,222.4	1,405.3
Southwest	1,136.7	1,194.5
California	1,661.7	2,535.7
West	1,519.9	1,684.8
Corporate and unallocated (3)	398.5	327.1

Total homebuilding inventory	$9,343.5	$11,343.1

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to the operations of the Company’s corporate office.

(2)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(3)	Primarily consists of capitalized interest and property taxes.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N —	SUPPLEMENTAL GUARANTOR INFORMATION

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

Consolidating Balance Sheet
September 30, 2007

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

ASSETS
Cash and cash equivalents	$—	$225.3	$45.9	$(1.6)	$269.6
Investments in subsidiaries	2,808.6	—	—	(2,808.6)	—
Inventories	2,839.5	6,392.4	111.6	—	9,343.5
Property and equipment, net	32.9	58.8	18.5	—	110.2
Deferred income taxes	270.6	593.2	—	—	863.8
Earnest money deposits and other assets	94.3	163.9	96.8	(4.6)	350.4
Mortgage loans held for sale	—	—	523.5	—	523.5
Goodwill	—	95.3	—	—	95.3
Intercompany receivables	4,005.3	—	—	(4,005.3)	—

Total Assets	$10,051.2	$7,528.9	$796.3	$(6,820.1)	$11,556.3

LIABILITIES & EQUITY
Accounts payable and other liabilities	$482.5	$955.8	$92.1	$(6.2)	$1,524.2
Intercompany payables	—	3,938.2	67.1	(4,005.3)	—
Notes payable	3,981.8	3.6	391.4	—	4,376.8

Total Liabilities	4,464.3	4,897.6	550.6	(4,011.5)	5,901.0

Minority interests	—	—	68.4	—	68.4

Total Equity	5,586.9	2,631.3	177.3	(2,808.6)	5,586.9

Total Liabilities & Equity	$10,051.2	$7,528.9	$796.3	$(6,820.1)	$11,556.3

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2007

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

Homebuilding:
Revenues	$2,388.7	$8,659.2	$40.9	$—	$11,088.8
Cost of sales	2,193.5	8,264.6	27.0	—	10,485.1

Gross profit	195.2	394.6	13.9	—	603.7
Selling, general and administrative expense	436.5	695.4	9.6	—	1,141.5
Goodwill impairment	—	474.1	—	—	474.1
Equity in loss of subsidiaries	701.8	—	—	(701.8)	—
Loss on early retirement of debt	12.1	—	—	—	12.1
Other (income) expense	(4.0)	1.8	(1.8)	—	(4.0)

	(951.2)	(776.7)	6.1	701.8	(1,020.0)

Financial Services:
Revenues	—	—	207.7	—	207.7
General and administrative expense	—	—	153.8	—	153.8
Interest expense	—	—	23.6	—	23.6
Interest and other (income)	—	—	(38.5)	—	(38.5)

	—	—	68.8	—	68.8

Income (loss) before income taxes	(951.2)	(776.7)	74.9	701.8	(951.2)
Provision for (benefit from) income taxes	(238.7)	(158.1)	28.4	129.7	(238.7)

Net income (loss)	$(712.5)	$(618.6)	$46.5	$572.1	$(712.5)

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

Homebuilding:
Revenues	$3,323.5	$11,416.3	$20.7	$—	$14,760.5
Cost of sales	2,300.4	9,105.5	12.4	—	11,418.3

Gross profit	1,023.1	2,310.8	8.3	—	3,342.2
Selling, general and administrative expense	473.1	973.9	9.6	—	1,456.6
Equity in income of subsidiaries	(1,446.0)	—	—	1,446.0	—
Loss on early retirement of debt	17.9	—	—	—	17.9
Other (income) expense	(9.0)	(2.1)	0.1	—	(11.0)

	1,987.1	1,339.0	(1.4)	(1,446.0)	1,878.7

Financial Services:
Revenues	—	—	290.8	—	290.8
General and administrative expense	—	—	202.2	—	202.2
Interest expense	—	—	37.1	—	37.1
Interest and other (income)	—	—	(56.9)	—	(56.9)

	—	—	108.4	—	108.4

Income before income taxes	1,987.1	1,339.0	107.0	(1,446.0)	1,987.1
Provision for income taxes	753.8	507.9	40.6	(548.5)	753.8

Net income	$1,233.3	$831.1	$66.4	$(897.5)	$1,233.3

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2005

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

Homebuilding:
Revenues	$3,084.6	$10,499.4	$44.6	$—	$13,628.6
Cost of sales	2,097.8	8,012.2	30.3	—	10,140.3

Gross profit	986.8	2,487.2	14.3	—	3,488.3
Selling, general and administrative expense	482.3	720.4	8.2	15.7	1,226.6
Equity in income of subsidiaries	(1,864.5)	—	—	1,864.5	—
Loss on early retirement of debt	4.4	—	—	—	4.4
Other (income) expense	(14.0)	(1.8)	0.1	—	(15.7)

	2,378.6	1,768.6	6.0	(1,880.2)	2,273.0

Financial Services:
Revenues	—	—	235.1	—	235.1
General and administrative expense	—	—	163.3	(15.7)	147.6
Interest expense	—	—	16.8	—	16.8
Interest and other (income)	—	—	(34.9)	—	(34.9)

	—	—	89.9	15.7	105.6

Income before income taxes	2,378.6	1,768.6	95.9	(1,864.5)	2,378.6
Provision for income taxes	908.1	675.3	36.6	(711.9)	908.1

Net income	$1,470.5	$1,093.3	$59.3	$(1,152.6)	$1,470.5

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2007

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

OPERATING ACTIVITIES
Net cash provided by operating activities	$160.4	$678.4	$516.7	$—	$1,355.5

INVESTING ACTIVITIES
Purchases of property and equipment	(14.6)	(23.6)	(1.6)	—	(39.8)
Investment in subsidiary	(5.5)	—	—	5.5	—

Net cash used in investing activities	(20.1)	(23.6)	(1.6)	5.5	(39.8)

FINANCING ACTIVITIES
Net change in notes payable	(912.3)	—	(803.9)	—	(1,716.2)
Decrease in restricted cash	—	—	248.3	—	248.3
Increase in book overdraft	1.6	—	—	(1.6)	—
Net change in intercompany receivables/payables	862.7	(809.3)	(53.4)	—	—
Proceeds from stock associated with certain employee benefit plans	12.7	—	—	—	12.7
Income tax benefit from stock option exercises	9.9	—	—	—	9.9
Capital contribution from parent	—	—	5.5	(5.5)	—
Cash dividends paid	(188.4)	—	—	—	(188.4)

Net cash used in financing activities	(213.8)	(809.3)	(603.5)	(7.1)	(1,633.7)

Decrease in cash and cash equivalents	(73.5)	(154.5)	(88.4)	(1.6)	(318.0)
Cash and cash equivalents at beginning of year	73.5	379.8	134.3	—	587.6

Cash and cash equivalents at end of year	$—	$225.3	$45.9	$(1.6)	$269.6

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(813.9)	$(818.5)	$441.6	$—	$(1,190.8)

INVESTING ACTIVITIES
Purchases of property and equipment	(22.9)	(54.9)	(5.5)	—	(83.3)

Net cash used in investing activities	(22.9)	(54.9)	(5.5)	—	(83.3)

FINANCING ACTIVITIES
Net change in notes payable	1,170.8	(0.2)	(57.8)	—	1,112.8
Increase in restricted cash	—	—	(248.3)	—	(248.3)
Net change in intercompany receivables/payables	(834.5)	872.4	(37.9)	—	—
Purchase of treasury stock	(36.8)	—	—	—	(36.8)
Proceeds from stock associated with certain employee benefit plans	12.4	—	—	—	12.4
Income tax benefit from stock option exercises	9.4	—	—	—	9.4
Cash dividends paid	(137.6)	—	—	—	(137.6)

Net cash provided by (used in) financing activities	183.7	872.2	(344.0)	—	711.9

(Decrease) increase in cash and cash equivalents	(653.1)	(1.2)	92.1	—	(562.2)
Cash and cash equivalents at beginning of year	726.6	381.0	42.2	—	1,149.8

Cash and cash equivalents at end of year	$73.5	$379.8	$134.3	$—	$587.6

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations were (in millions, except for per share amounts):

	Fiscal 2007
	Three Months Ended
	September 30	June 30	March 31	December 31

Revenues	$3,172.4	$2,598.1	$2,658.1	$2,868.0
Gross profit (loss)	216.5	(428.3)	371.5	444.0
Net income (loss)	(50.1)	(823.8)	51.7	109.7
Basic earnings (loss) per common share	(0.16)	(2.62)	0.16	0.35
Diluted earnings (loss) per common share	(0.16)	(2.62)	0.16	0.35

	Fiscal 2006
	Three Months Ended
	September 30	June 30	March 31	December 31

Revenues	$4,882.7	$3,667.8	$3,597.6	$2,903.1
Gross profit	827.1	798.2	911.6	805.4
Net income	277.7	292.8	352.8	310.1
Basic earnings per common share	0.89	0.94	1.13	0.99
Diluted earnings per common share	0.88	0.93	1.11	0.98

The Company experiences variability in its results of operations from quarter to quarter due to the seasonal nature of its homebuilding business. Historically, the Company has closed a greater number of homes in the third and fourth (June and September) fiscal quarters than in the first and second (December and March) fiscal quarters. As a result, revenues and net income typically have been higher in the third and fourth quarters of the fiscal year; however, in fiscal 2007, due to softening market conditions in many of the markets in which the Company operates, approximately half (51%) of its consolidated revenues were attributable to operations in the third and fourth fiscal quarters, and the Company incurred consolidated operating losses in those quarters.

In accordance with SFAS No. 144, an impairment charge in the amount of $142.0 million was recorded as a reduction of gross profit in the fourth quarter of fiscal 2006. Additionally, the Company wrote off earnest money deposits and pre-acquisition costs related to land and lot option contracts it no longer planned to pursue in the amount of $57.1 million and $57.2 million as a reduction of gross profit in the third and fourth quarters of fiscal 2006, respectively.

During fiscal 2007, gross profit was reduced by inventory impairment charges of $40.9 million, $67.3 million, $835.8 million and $278.3 million, and write-offs of earnest money deposits and pre-acquisition costs of $36.8 million, $13.9 million, $16.2 million and $40.3 million in the first, second, third and fourth quarters, respectively.

In accordance with SFAS No. 142 as discussed in the Company’s goodwill accounting policies in Note D, goodwill impairment charges of $425.6 million and $48.5 million were recorded as a reduction of income in the third and fourth quarters of fiscal 2007, respectively. There were no goodwill impairment charges recorded in fiscal 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2007. Ernst & Young LLP, an independent registered public accounting firm, has audited our internal control over financial reporting as of September 30, 2007, and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of D.R. Horton, Inc.

We have audited D.R. Horton, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of D.R. Horton, Inc. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007 of D.R. Horton, Inc. and subsidiaries and our report dated November 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas
November 26, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One — Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Requesting Documents from the Company” in the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on January 31, 2008 and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on January 31, 2008 and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2007:

(c)
	(a)		Number of Securities
	Number of Shares to	(b)	Remaining Available for
	be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Plan Category
Equity compensation plans approved by stockholders	11,838,031	$16.07	33,412,455	(1)
Equity compensation plans not approved by stockholders	—	n/a	—
Total	11,838,031	$16.07	33,412,455	(1)

(1)	Includes 4,241,231 shares reserved for issuance under the Company’s Employee Stock Purchase Plan. Under this Employee Stock Purchase Plan, employees of the Company purchased 158,444 shares of common stock in fiscal 2006 and 156,543 shares of common stock in fiscal 2007.

The remaining information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” in the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on January 31, 2008 and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Executive Compensation — Transactions with Management” and “Corporate Governance” in the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on January 31, 2008 and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on January 31, 2008 and incorporated herein by reference.

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

(3). and (b) Exhibits:

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Merger, dated as of December 18, 1997, by and between the Registrant and Continental Homes Holding Corp. The Registrant agrees to furnish supplementally a copy of omitted schedules to the SEC upon request(1)
2.2	Agreement and Plan of Merger, dated as of October 22, 2001, as amended on November 8, 2001, by and between the Registrant and Schuler Homes, Inc. The Registrant agrees to furnish supplementally a copy of omitted schedules to the SEC upon request(2)
3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Registrant, dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Registrant dated March 18, 1992(3)
3.2	Amended and Restated Bylaws(4)
4.1	See Exhibits 3.1 and 3.2
4.2	Indenture, dated as of June 9, 1997, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(5)
4.3	Second Supplemental Indenture, dated as of September 30, 1997, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(6)
4.4	Third Supplemental Indenture, dated as of April 17, 1998, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(7)
4.5	Fourth Supplemental Indenture, dated as of April 20, 1998, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(8)
4.6	Fifth Supplemental Indenture, dated as of August 31, 1998, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(9)
4.7	Sixth Supplemental Indenture, dated as of February 4, 1999, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 8% Senior Notes due 2009 issued by the Registrant(10)
4.8	Seventh Supplemental Indenture, dated as of August 31, 1999, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(11)
4.9	Ninth Supplemental Indenture, dated as of March 31, 2000, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(12)
4.10	Twelfth Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(13)
4.11	Thirteenth Supplemental Indenture, dated as of August 15, 2001, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 7.875% Senior Notes due 2011 issued by the Registrant(14)
4.12	Fourteenth Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(25)

Exhibit
Number	Exhibit

4.13	Indenture, dated as of September 11, 2000, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(15)
4.14	First Supplemental Indenture, dated as of September 11, 2000, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 9.75% Senior Notes due 2010 issued by the Registrant(16)
4.15	Third Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(17)
4.16	Fourth Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(26)
4.17	Fifteenth Supplemental Indenture, dated December 3, 2002, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 7.5% Senior Notes due 2007 issued by the Registrant(28)
4.18	Sixteenth Supplemental Indenture, dated April 17, 2003, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.875% Senior Notes due 2013 issued by the Registrant(29)
4.19	Seventeenth Supplemental Indenture, dated June 25, 2003, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.875% Senior Notes due 2013 issued by the Registrant(30)
4.20	Eighteenth Supplemental Indenture, dated June 13, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.0% Senior Notes due 2009 issued by the Registrant(32)
4.21	Nineteenth Supplemental Indenture, dated July 12, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.125% Senior Notes due 2014 issued by the Registrant(33)
4.22	Twentieth Supplemental Indenture, dated September 21, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.625% Senior Notes due 2014 issued by the Registrant(34)
4.23	Twenty-First Supplemental Indenture, dated October 15, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 4.875% Senior Notes due 2010 issued by the Registrant.(35)
4.24	Twenty-Second Supplemental Indenture, dated December 15, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.625% Senior Notes due 2016 issued by the Registrant(36)
4.25	Twenty-Third Supplemental Indenture, dated February 11, 2005, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.25% Senior Notes due 2015 issued by the Registrant(37)
4.26	Twenty-Fourth Supplemental Indenture, dated July 7, 2005, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.375% Senior Notes due 2012 issued by the Registrant(38)
4.27	Twenty-Fifth Supplemental Indenture, dated as of January 23, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(42)
4.28	Fifth Supplemental Indenture, dated as of January 23, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(44)
4.29	Twenty-Sixth Supplemental Indenture, dated as of April 17, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.0% Senior Notes due 2011 issued by the Registrant(45)
4.30	Twenty-Seventh Supplemental Indenture, dated as of April 17, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.5% Senior Notes due 2016 issued by the Registrant(46)

Exhibit
Number		Exhibit

4.31		Twenty-Eighth Supplemental Indenture, dated June 13, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(49)
4.32		Sixth Supplemental Indenture, dated June 13, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(50)
10.1		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and schedules of substantially identical documents(18)
10	.2†	D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated(19)
10	.2a†	Amendment No. 1 to 1991 Stock Incentive Plan, as amended and restated(20)
10	.3†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 1991 Stock Incentive Plan (Term Vesting)(21)
10	.4†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 1991 Stock Incentive Plan (Performance Vesting)(22)
10	.5†	D.R. Horton, Inc. 2006 Stock Incentive Plan(43)
10	.6†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Employee — Term Vesting)(47)
10	.7†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Director — Term Vesting)(48)
10	.8†	D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 1(23)
10	.9†	D.R. Horton, Inc. Supplemental Executive Retirement Trust No. 1(23)
10	.10†	D.R. Horton, Inc. Amended and Restated Supplemental Executive Retirement Plan No. 2(61)
10	.11†	D.R. Horton, Inc. Amended and Restated 2000 Incentive Bonus Plan(24)
10	.12†	D.R. Horton, Inc. Amended and Restated Deferred Compensation Plan(62)
10.13		Grantor Trust Agreement, dated June 21, 2002, by and between the Registrant and Wachovia Bank, National Association, as Trustee(27)
10.14		Second Amended and Restated Credit Agreement, dated April 7, 2006, by and among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the other Lenders named therein(51)
10.15		Agreement to Increase Commitment Amount, dated September 22, 2006, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Agent, and JPMorgan Chase Bank, N.A., as a Bank(52)
10.16		First Amendment to Second Amended and Restated Credit Agreement and to Second Amended and Restated Pledge and Security Agreement between DHI Mortgage Company, Ltd. and U.S. Bank National Association, JPMorgan Chase Bank and Lenders dated March 30, 2007(55)
10.17		Second Amended and Restated Loan Agreement, dated June 30, 2006, among CH Funding LLC, DHI Mortgage Company, Ltd., Calyon New York Branch, as a Bank, as a Managing Agent and as the Administrative Agent, and the other listed parties thereto(53)
10.18		First Omnibus Amendment to the Second Amended and Restated Loan Agreement among CH Funding LLC, DHI Mortgage Company, Ltd., Calyon New York Branch, as a bank, as a managing agent and as the administrative agent, and the other listed parties thereto, dated December 13, 2006(56)
10.19		Second Omnibus Amendment to the Second Amended and Restated Loan Agreement among CH Funding LLC, DHI Mortgage Company, Ltd., Calyon New York Branch, as a bank, as a managing agent and as the administrative agent, and the other parties thereto, dated June 29, 2007(57)
10.20		Revolving Credit Agreement by an among the Registrant, Wachovia Bank, National Association, as Administrative Agent, and the Lenders named therein, dated December 16, 2005(31)
10.21		First Amendment to Revolving Credit Agreement, dated November 1, 2006, among the Registrant and Wachovia Bank, National Association, as Administrative Agent, and the Lenders named therein(54)

Exhibit
Number		Exhibit

10.22		Second Amendment to Revolving Credit Agreement, dated March 14, 2007, among the Registrant and Wachovia Bank, National Association, as Administrative Agent, and the Guarantors and Lenders named therein(58)
10.23		Third Amendment to Revolving Credit Agreement, dated July 6, 2007, among the Registrant and Wachovia Bank, National Association, as Administrative Agent, and the Guarantors and Lenders named therein(59)
10	.24†	Form of Annual Executive Compensation Notification — Chairman and CEO(39)
10	.25†	Executive Compensation Summary — Named Executive Officers(40)
10	.26†	Director Compensation Summary(41)
10	.27†	Agreement and General Release between the Registrant and Thomas F. Noon, dated November 2, 2006 (60)
12.1		Statement of Computation of Ratio of Earnings to Fixed Charges(*)
14.1		Code of Ethical Conduct for the CEO, CFO and Senior Financial Officers(**)
21.1		Subsidiaries of D.R. Horton, Inc.(*)
23.1		Consent of Ernst & Young LLP, Fort Worth, Texas(*)
31.1		Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(*)
31.2		Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(*)
32.1		Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer(*)
32.2		Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Financial Officer(*)

*	Filed herewith.

**	Posted to the Registrant’s website at www.drhorton.com under the Investor Relations and Corporate Governance links.

†	Management contract or compensatory plan arrangement.

(1)	Incorporated herein by reference from Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-44279), filed with the SEC on January 15, 1998.

(2)	Incorporated herein by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated October 22, 2001, filed with the SEC on October 24, 2001; and Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated November 8, 2001, filed with the SEC on November 8, 2001.

(3)	Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(4)	Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998, filed with the SEC on February 16, 1999.

(5)	Incorporated herein by reference from Exhibit 4.1(a) to the Registrant’s Registration Statement on Form S-3 (No. 333-27521), filed with the SEC on May 21, 1997.

(6)	Incorporated herein by reference from Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the SEC on December 8, 1997.

(7)	Incorporated herein by reference from Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, filed with SEC on May 14, 1998.

(8)	Incorporated herein by reference from Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, filed with SEC on May 14, 1998.

(9)	Incorporated herein by reference from Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, filed with the SEC on December 10, 1998.

(10)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 2, 1999, filed with the SEC on February 2, 1999.

(11)	Incorporated herein by reference from Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the SEC on December 10, 1999.

(12)	Incorporated herein by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, filed with the SEC on May 12, 2000.

(13)	Incorporated herein by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed with the SEC on August 14, 2001.

(14)	Incorporated herein by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, dated August 8, 2001, filed with the SEC on August 14, 2001.

(15)	Incorporated herein by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, dated September 6, 2000, filed with the SEC on September 11, 2000.

(16)	Incorporated herein by reference from Exhibit 4.1(b) to the Registrant’s Current Report on Form 8-K, dated September 6, 2000, filed with the SEC on September 11, 2000.

(17)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed with the SEC on August 14, 2001.

(18)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the SEC on November 22, 1995 (file number 1-14122); Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the SEC on August 6, 1998; and Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed with the SEC on May 15, 2001.

(19)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the SEC on August 13, 2002.

(20)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the SEC on August 13, 2002.

(21)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 3-81856), filed with the SEC on July 22, 1994.

(22)	Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed with the SEC on March 29, 1993.

(23)	Incorporated herein by reference from the Registrant’s Transitional Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the SEC on December 28, 1993 (file number 1-14122).

(24)	Incorporated herein by reference from Exhibit C to the Registrant’s Proxy Statement, filed with the SEC on December 12, 2003.

(25)	Incorporated herein by reference from Exhibit 4.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed with the SEC on May 15, 2002.

(26)	Incorporated herein by reference from Exhibit 4.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed with the SEC on May 15, 2002.

(27)	Incorporated herein by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed with the SEC on December 13, 2002.

(28)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated November 22, 2002, filed with the SEC on December 2, 2002.

(29)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated April 11, 2003, filed with the SEC on April 17, 2003.

(30)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated June 18, 2003, filed with the SEC on June 24, 2003.

(31)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated December 16, 2005, filed with the SEC on December 21, 2005.

(32)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated January 6, 2004, filed with the SEC on January 12, 2004.

(33)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated July 6, 2004, filed with the SEC on July 9, 2004.

(34)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated September 14, 2004, filed with the SEC on September 17, 2004.

(35)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated October 7, 2004, filed with the SEC on October 14, 2004.

(36)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated December 8, 2004, filed with the SEC on December 14, 2004.

(37)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 4, 2005, filed with the SEC on February 10, 2005.

(38)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated June 29, 2005, filed with the SEC on July 6, 2005.

(39)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the SEC on May 4, 2005.

(40)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 16, 2006, filed with the SEC on November 21, 2006.

(41)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated November 17, 2005, filed with the SEC on November 23, 2005.

(42)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(43)	Incorporated herein by reference from Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(44)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(45)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated April 11, 2006, filed with the SEC on April 13, 2006.

(46)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated April 11, 2006, filed with the SEC on April 13, 2006.

(47)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 8, 2006.

(48)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 8, 2006.

(49)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on June 13, 2006.

(50)	Incorporated herein by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on June 13, 2006.

(51)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated April 7, 2006, filed with the SEC on April 11, 2006.

(52)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated September 22, 2006, filed with the SEC on September 28, 2006.

(53)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated June 30, 2006, filed with the SEC on July 7, 2006.

(54)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 1, 2006, filed with the SEC on November 6, 2006.

(55)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated March 30, 2007, filed with the SEC on April 5, 2007.

(56)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated December 13, 2006, filed with the SEC on December 15, 2006.

(57)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated June 29, 2007, filed with the SEC on July 3, 2007.

(58)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 4, 2007.

(59)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 6, 2007, filed with the SEC on July 10, 2007.

(60)	Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the SEC on February 5, 2007.

(61)	Incorporated herein by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 12, 2006.

(62)	Incorporated herein by reference from Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 12, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.R. Horton, Inc.

By:	/s/ Donald J. Tomnitz
Donald J. Tomnitz,
Vice Chairman, Chief Executive Officer
and President

Date: November 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald R. Horton Donald R. Horton	Chairman of the Board	November 27, 2007

/s/ Donald J. Tomnitz Donald J. Tomnitz	Vice Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)	November 27, 2007

/s/ Bill W. Wheat Bill W. Wheat	Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)	November 27, 2007

/s/ Bradley S. Anderson Bradley S. Anderson	Director	November 27, 2007

/s/ Michael R. Buchanan Michael R. Buchanan	Director	November 27, 2007

/s/ Richard I. Galland Richard I. Galland	Director	November 27, 2007

/s/ Michael W. Hewatt Michael W. Hewatt	Director	November 27, 2007

/s/ Bob G. Scott Bob G. Scott	Director	November 27, 2007