Form 10-Q
period 2007-12-31
HORTON D R INC /DE/
filed 2008-02-07
CIK 882184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2007
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑            Accelerated filer ☐                      Non-accelerated filer ☐                      Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $.01 par value — 315,149,537 shares as of February 4, 2008

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
	(In millions)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$90.4	$228.3
Inventories:
Construction in progress and finished homes	2,937.4	3,346.8
Residential land and lots — developed and under development	4,673.5	5,334.7
Land held for development	886.8	540.1
Land inventory not owned	88.6	121.9

	8,586.3	9,343.5
Property and equipment, net	99.9	110.2
Deferred income taxes	940.0	863.8
Earnest money deposits and other assets	258.8	291.2
Goodwill	95.3	95.3

	10,070.7	10,932.3

Financial Services:
Cash and cash equivalents	38.7	41.3
Mortgage loans held for sale	245.1	523.5
Other assets	46.5	59.2

	330.3	624.0

Total assets	$10,401.0	$11,556.3

LIABILITIES
Homebuilding:
Accounts payable	$358.6	$566.2
Accrued expenses and other liabilities	849.9	933.3
Notes payable	3,618.3	3,989.0

	4,826.8	5,488.5

Financial Services:
Accounts payable and other liabilities	16.1	24.7
Notes payable to financial institutions	105.9	387.8

	122.0	412.5

	4,948.8	5,901.0

Minority interests	38.1	68.4

STOCKHOLDERS’ EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 318,632,182 shares issued and 314,976,949 shares outstanding at December 31, 2007 and 318,569,673 shares issued and 314,914,440 shares outstanding at September 30, 2007	3.2	3.2
Additional capital	1,696.6	1,693.3
Retained earnings	3,810.0	3,986.1
Treasury stock, 3,655,233 shares at December 31, 2007 and September 30, 2007, at cost	(95.7)	(95.7)

	5,414.1	5,586.9

Total liabilities and stockholders’ equity	$10,401.0	$11,556.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended December 31,
	2007	2006
	(In millions, except per share data)
	(Unaudited)
Homebuilding:
Revenues:
Home sales	$1,607.0	$2,761.1
Land/lot sales	100.6	40.4

	1,707.6	2,801.5

Cost of sales:
Home sales	1,377.9	2,246.9
Land/lot sales	82.6	32.9
Inventory impairments and land option cost write-offs	245.5	77.7

	1,706.0	2,357.5

Gross profit:
Home sales	229.1	514.2
Land/lot sales	18.0	7.5
Inventory impairments and land option cost write-offs	(245.5)	(77.7)

	1.6	444.0

Selling, general and administrative expense	213.1	295.3
Other (income)	(1.7)	(1.1)

	(209.8)	149.8

Financial Services:
Revenues	35.0	66.5
General and administrative expense	30.5	45.0
Interest expense	1.3	9.7
Interest and other (income)	(3.7)	(15.3)

	6.9	27.1

Income (loss) before income taxes	(202.9)	176.9
Provision for (benefit from) income taxes	(74.1)	67.2

Net income (loss)	$(128.8)	$109.7

Basic and diluted net income (loss) per common share	$(0.41)	$0.35

Cash dividends declared per common share	$0.15	$0.15

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended December 31,
	2007	2006
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(128.8)	$109.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14.9	15.7
Amortization of debt discounts and fees	1.6	1.6
Stock option compensation expense	2.7	3.0
Income tax benefit from stock option exercises	(0.2)	(2.4)
Deferred income taxes	(76.2)	(3.0)
Inventory impairments and land option cost write-offs	245.5	77.7
Changes in operating assets and liabilities:
Decrease in construction in progress and finished homes	313.1	149.1
Decrease (increase) in residential land and lots – developed, under development, and held for development	162.8	(208.2)
Decrease in earnest money deposits and other assets	40.2	68.3
Decrease in mortgage loans held for sale	278.4	370.7
Decrease in accounts payable, accrued expenses and other liabilities	(296.3)	(286.7)

Net cash provided by operating activities	557.7	295.5

INVESTING ACTIVITIES
Purchases of property and equipment	(4.1)	(11.2)

Cash used in investing activities	(4.1)	(11.2)

FINANCING ACTIVITIES
Proceeds from notes payable	110.0	800.0
Repayment of notes payable	(757.4)	(1,739.1)
Decrease in restricted cash	—	248.3
Proceeds from stock associated with certain employee benefit plans	0.4	3.3
Income tax benefit from stock option exercises	0.2	2.4
Cash dividends paid	(47.3)	(47.0)

Net cash used in financing activities	(694.1)	(732.1)

DECREASE IN CASH AND CASH EQUIVALENTS	(140.5)	(447.8)
Cash and cash equivalents at beginning of period	269.6	587.6

Cash and cash equivalents at end of period	$129.1	$139.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2007
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires), as well as certain variable interest entities required to be consolidated pursuant to Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” as amended (FIN 46), issued by the Financial Accounting Standards Board (FASB). All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal, recurring accruals and the asset impairment charges discussed below) considered necessary for a fair presentation have been included. These financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007. Certain reclassifications have been made in the prior year’s financial statements to conform to classifications used in the current year.
Seasonality
     Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
Business
     The Company is a national homebuilder that is engaged primarily in the construction and sale of single-family housing in 82 markets and 27 states in the United States at December 31, 2007. The Company designs, builds and sells single-family detached houses on lots it developed and on finished lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. Periodically, the Company sells land and lots it has developed or bought. The Company also provides title agency and mortgage brokerage services, principally to its homebuyers. The Company generally does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.
NOTE B — INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” land inventory and related communities under development are reviewed for potential write-downs when impairment indicators are present. SFAS No. 144 requires that in the event the undiscounted cash flows estimated to be generated by those assets are less than their carrying values, impairment charges are required to be recorded if the fair value of such assets is less than their carrying values. These estimates of cash flows are significantly impacted by estimates of the amounts and timing of revenues and costs and other factors which, in turn, are impacted by local market economic conditions and the actions of competitors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company’s determination of fair value is primarily based on discounting the

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2007
estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams.
     In accordance with SFAS No. 144, impairment charges are also recorded on finished homes in substantially completed projects when events or circumstances indicate that the carrying values are greater than the fair value less costs to sell these homes.
     During the first quarter of fiscal 2008, the difficult conditions within the homebuilding industry that prevailed during fiscal 2007 became more challenging. High inventory levels of both new and existing homes, elevated cancellation rates, low sales absorption rates, affordability issues and overall weak consumer confidence persisted throughout the quarter. Additionally, the effects of these factors have been further magnified by the tightening of credit in the mortgage markets, which has caused a decline in the availability of certain mortgage products. These factors, combined with the Company’s disappointing sales results and declines in sales order prices and gross profit from home sales revenues during the quarter, have caused the Company’s outlook for the homebuilding industry and its impact on the Company’s business to remain cautious. The Company’s continuing outlook is that housing market conditions will be challenging and may deteriorate further, and that the timing of a recovery in the housing market remains unclear.
     When the Company performed its quarterly inventory impairment analysis in accordance with SFAS No. 144, the assumptions utilized reflected the expectation that the challenging conditions in the homebuilding industry will persist. Therefore, the current quarter impairment evaluation continued to indicate a significant number of projects with impairment indicators. Communities with a combined carrying value of $2,879.6 million as of December 31, 2007, had indicators of potential impairment and were evaluated for impairment. The analysis of each of these projects generally assumed that sales prices in future periods will be equal to or lower than current sales order prices in each project or for comparable projects in order to generate an acceptable absorption rate. While it is difficult to determine a timeframe for a given project in the current market conditions, the remaining lives of these projects was estimated to be in a range from six months to in excess of ten years. Through this evaluation process, it was determined that projects with a carrying value of $748.8 million as of December 31, 2007, the largest portions of which were in the California, West and Southeast regions, were impaired. As a result, during the three months ended December 31, 2007, impairment charges totaling $243.5 million were recorded to reduce the carrying value of the impaired projects to their estimated fair value. During the three months ended December 31, 2006, inventory impairment charges totaled $40.9 million.
     If conditions in the homebuilding industry or specific markets in which the Company operates worsen beyond current expectations, and as the Company re-evaluates specific project pricing and incentive strategies, the Company may be required to evaluate additional projects or re-evaluate previously impaired projects for potential impairment. These evaluations may result in additional impairment charges, and such charges could be material.
     Based on a quarterly review of land and lot option contracts, the Company has written off earnest money deposits and pre-acquisition costs related to contracts which it no longer plans to pursue. During the three-month periods ended December 31, 2007 and 2006, the Company wrote off $2.0 million and $36.8 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts.
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
December 31, 2007
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
     The consolidation of these variable interest entities added $31.7 million in land inventory not owned and minority interests related to entities not owned to the Company’s balance sheet at December 31, 2007. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $5.1 million and performance letters of credit, promissory notes and surety bonds totaling $0.3 million. Creditors, if any, of these variable interest entities have no recourse against the Company.
     For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits. At December 31, 2007, such exposure totaled $40.8 million.
     Additionally, the Company evaluates land and lot option purchase contracts in accordance with SFAS No. 49, “Accounting for Product Financing Arrangements,” and added $56.9 million in land inventory not owned, with a corresponding increase to accrued expenses and other liabilities, to the Company’s balance sheet at December 31, 2007 as a result of this evaluation.
NOTE D — NOTES PAYABLE
     The Company’s notes payable at their principal amounts, net of unamortized discounts, as applicable, consist of the following:

	December 31,	September 30,
	2007	2007
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2011	$—	$150.0
7.5% senior notes due 2007	—	215.0
5% senior notes due 2009, net	199.9	199.8
8% senior notes due 2009, net	384.7	384.6
4.875% senior notes due 2010, net	249.3	249.3
9.75% senior subordinated notes due 2010, net	149.6	149.5
6% senior notes due 2011, net	249.6	249.5
7.875% senior notes due 2011, net	199.2	199.2
5.375% senior notes due 2012	300.0	300.0
6.875% senior notes due 2013	200.0	200.0
5.875% senior notes due 2013	100.0	100.0
6.125% senior notes due 2014, net	198.0	197.9
5.625% senior notes due 2014, net	248.5	248.5
5.25% senior notes due 2015, net	298.2	298.1
5.625% senior notes due 2016, net	297.9	297.9
6.5% senior notes due 2016, net	499.1	499.1
Secured and other	44.3	50.6

	$3,618.3	$3,989.0

Financial Services:
Mortgage warehouse facility, maturing 2008	$105.9	$267.8
Commercial paper conduit facility, maturing 2008	—	120.0

	$105.9	$387.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2007
     The Company has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.
Homebuilding:
     The Company has an unsecured revolving credit facility which matures on December 16, 2011. The size of the facility, which was $2.5 billion from November 2006 through December 2007, includes a $1.0 billion letter of credit sub-facility. The facility has an uncommitted accordion provision which could be used to increase its size by $400 million upon obtaining additional commitments from lenders. The Company’s borrowing capacity under this facility is reduced by the amount of letters of credit outstanding. At December 31, 2007, the Company’s borrowing capacity was limited to $1.9 billion under the borrowing base arrangement. The facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of homebuilding debt to total capitalization and its senior unsecured debt rating. The interest rate of the unsecured revolving credit facility at December 31, 2007 was 5.5% per annum. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees.
     In January 2008, through an amendment to the credit agreement, the size of the revolving credit facility was reduced from $2.5 billion to $2.25 billion, with an uncommitted accordion feature of $400 million which can increase the size of the facility to $2.65 billion upon obtaining additional commitments from lenders. The amendment also revised certain financial covenants, including reducing the required level of Minimum Tangible Net Worth and reducing the maximum Leverage Ratio. Additionally, the amended facility modified the Adjusted EBITDA to Interest Incurred covenant such that it can no longer result in an event of default.
     Under the debt covenants associated with the revolving credit facility, if the Company has fewer than two investment grade senior unsecured debt ratings from Moody’s Investors Service, Fitch Ratings and Standard and Poor’s Ratings Services, it is subject to a borrowing base limitation and restrictions on unsold homes and residential land and lots. During the first quarter of fiscal 2008 both Standard & Poor’s and Moody’s downgraded the Company’s senior debt rating by one level to below investment grade status; therefore, at December 31, 2007, these additional limitations were in effect.
     Under the borrowing base limitation, the sum of the Company’s senior debt and the amount drawn on the revolving credit facility may not exceed certain percentages of the various categories of unencumbered inventory. At December 31, 2007, the borrowing base arrangement would have limited the Company’s additional borrowing capacity from any source to $1.9 billion.
     In November 2007, the Board of Directors extended its authorization for the repurchase of up to $500 million of the Company’s outstanding debt securities to November 30, 2008. All of the $500 million authorization was remaining at December 31, 2007.
     On December 1, 2007, the Company repaid the $215 million principal amount of its 7.5% senior notes which became due on that date.
     The revolving credit facility and the indenture governing the senior subordinated notes impose restrictions on the Company’s operations and activities. The most significant restrictions relate to limits on investments, cash dividends, stock repurchases and other restricted payments, incurrence of indebtedness, creation of liens and asset dispositions, and require maintenance of certain levels of leverage, tangible net worth and components of inventory. In addition, the indentures governing the senior notes impose restrictions on the creation of liens. At December 31, 2007, the Company was in compliance with all of the covenants, limitations and restrictions that form a part of the bank revolving credit facility and the public debt obligations. At December 31, 2007, under the most restrictive covenants in effect, approximately $2.2 billion was available for all restricted payments; however, availability of this amount in future periods may be affected by future operating results and interest coverage levels.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2007
Financial Services:
     The Company’s mortgage subsidiary has a $540 million mortgage warehouse loan facility that matures March 28, 2008. Under the accordion provision of the credit agreement, the total capacity may be increased to $750 million upon obtaining additional commitments from lenders. The mortgage warehouse facility is secured by certain mortgage loans held for sale and is not guaranteed by D.R. Horton, Inc. or any of the guarantors of its homebuilding debt. The borrowing capacity under this facility is limited to the lesser of the unused portion of the facility or an amount determined under a borrowing base arrangement. Under the borrowing base limitation, the amount that may be drawn on the facility varies based upon the underlying product type of each eligible mortgage loan. Substantially all of the Company’s mortgage originations are eligible, with advance rates typically ranging from 95% to 98% of the unpaid principal balance of each mortgage loan. Borrowings bear daily interest at the 30-day LIBOR rate plus a fixed premium. The interest rate of the mortgage warehouse facility at December 31, 2007 was 5.4% per annum.
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
     At December 31, 2007, the Company’s financial services subsidiaries were in compliance with all of the conditions and covenants of the mortgage warehouse loan facility and the CP conduit facility.
NOTE E — HOMEBUILDING INTEREST
     The Company capitalizes homebuilding interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Additionally, the Company writes off a portion of the capitalized interest related to projects for which inventory impairments are recorded in accordance with SFAS No. 144. Historically, the Company’s inventory eligible for interest capitalization exceeded its debt levels. With the planned reduction in inventory spending, it is possible that the Company may not capitalize all future interest incurred, but may instead directly expense a portion to interest expense in the period incurred. As all interest incurred is ultimately expensed, this change would only serve to accelerate the expense recognition of a portion of the interest incurred. The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, charged to cost of sales and written off during the three-month periods ended December 31, 2007 and 2006:

	Three Months Ended
	December 31,
	2007	2006
	(In millions)
Capitalized interest, beginning of period	$338.7	$288.9
Interest incurred	61.5	78.0
Interest amortized to cost of sales	(58.0)	(53.0)
Interest written off with inventory impairments	(14.7)	(1.2)

Capitalized interest, end of period	$327.5	$312.7

NOTE F — WARRANTY COSTS
     The Company typically provides its homebuyers a one-year comprehensive limited warranty for all parts and labor and a ten-year limited warranty for major construction defects. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built. Changes

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2007
in the Company’s warranty liability during the three-month periods ended December 31, 2007 and 2006 were as follows:

	Three Months Ended
	December 31,
	2007	2006
	(In millions)
Warranty liability, beginning of period	$116.0	$130.4
Warranties issued	7.6	13.2
Changes in liability for pre-existing warranties	(5.6)	(5.0)
Settlements made	(11.3)	(12.5)

Warranty liability, end of period	$106.7	$126.1

NOTE G — MORTGAGE LOANS
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
Mortgage Loans Held for Sale
     Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Loans that have been closed but not committed to a third-party investor are matched with hedging instruments that are designated as fair value hedges. Hedged loans are either committed to third-party investors within three days of origination or pooled and committed in bulk to third-party investors typically within 30 days of origination. Loans held for sale are generally carried at cost adjusted for changes in fair value after the date of designation of an effective accounting hedge, based on either sale commitments or current market quotes. Any gain or loss on the sale of loans is recognized at the time of sale. During the three months ended December 31, 2007 and 2006, the Company had net gains on sales of loans of $17.6 million and $36.0 million, respectively.
     Some of the loans sold by DHI Mortgage are sold with limited recourse provisions. Based on historical experience and current market conditions, the Company has estimated and recorded a total loss reserve for mortgage loans held in portfolio, mortgage loans held for sale, and expected losses related to loans sold with recourse of $27.8 million and $24.6 million at December 31, 2007 and September 30, 2007, respectively.
     The notional amounts of the hedging instruments used to hedge mortgage loans held for sale can vary in relationship to the underlying loan amounts, depending on the typical movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the three months ended December 31, 2007 and 2006 was not significant, is recognized in current earnings. As of December 31, 2007, the Company had $42.2 million in loans not committed to third-party investors and hedging instruments related to those loans totaling $135.6 million.
Loan Commitments
     To meet the financing needs of its customers, the Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value. At December 31, 2007, the Company’s IRLCs totaled $177.6 million.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2007
     The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments as described above. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. As of December 31, 2007, the Company had approximately $66.0 million of best-efforts whole loan delivery commitments and $350.6 million outstanding of hedging instruments related to its IRLCs not yet committed to investors.
     The Company also purchases forward rate agreements (FRAs) and economic interest rate hedges as part of a program to potentially offer homebuyers a below market interest rate on their home financing. At December 31, 2007, these potential mortgage loan originations totaled approximately $95.8 million and were hedged with FRAs of $24.1 million and economic interest rate hedges of $817.6 million in EDFC put options and $34.8 million in MBS put options. Both the FRAs and economic interest rate hedges have various maturities not exceeding twelve months. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. The gains and losses for the three months ended December 31, 2007 and 2006 were not significant.
NOTE H — INCOME TAXES
     In the three months ended December 31, 2007, the benefit from income taxes was $74.1 million, corresponding to the loss before income taxes in the period. In the three months ended December 31, 2006, the provision for income taxes was $67.2 million, corresponding to the income before income taxes in the period. The Company’s effective tax benefit rate for the three-month period ended December 31, 2007 was 36.5%, compared to an effective tax rate of 38.0% in the same period of 2006.
     On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The cumulative effect of adopting FIN 48 had no impact on the Company’s beginning retained earnings. As of the date of adoption, total reserves for uncertain tax positions were $14.5 million, of which the entire amount would favorably impact the Company’s effective tax rate if recognized. Effective with the Company’s adoption of FIN 48, interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of the income tax provision. Interest and penalties related to unrecognized tax benefits were previously included in interest expense and in selling, general and administrative expense, respectively. At December 31, 2007, the Company’s total accrued interest and penalties relating to uncertain tax positions was $1.6 million. During the three months ended December 31, 2007, interest and penalties totaled $0.5 million. The Company does not expect the total amount of unrecognized tax benefits to significantly decrease or increase within twelve months of the current reporting date.
     The Company is subject to federal income tax and to income tax in multiple states. The Internal Revenue Service is currently examining the Company’s fiscal years 2004 and 2005 and the Company is being audited by various states. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2004 through 2008.
     SFAS No. 109, “Accounting for Income Taxes,” requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the SFAS 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the taxable income available in current statutory carryback periods, reversals of existing taxable temporary differences, tax planning strategies, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods, the Company’s historical experience in generating operating profits, and expectations for future profitability.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2007
     Primarily as a result of recording significant inventory impairment charges during fiscal 2007 and the first quarter of fiscal 2008, the balance of the deferred tax asset increased substantially, resulting in the net deferred tax asset of $940.0 million at December 31, 2007. The Company’s analysis of the need for a valuation allowance considered all available evidence. In the Company’s consideration of negative evidence, it recognizes that it incurred substantial losses in both the most recent fiscal year ended September 30, 2007 and the quarter ended December 31, 2007. These losses were largely attributable to the challenging current market conditions that caused impairment charges for both inventory and goodwill. In its consideration of positive evidence it placed considerable weight on the fact that it has substantial taxable income available to it in its carryback periods and a significant portion of the deferred tax asset is expected to be realized through loss carrybacks based on the disposal of the related properties before September 30, 2009. Further, the Company has a history of profitable operations and expects to be able to generate a sufficient amount of taxable income in future periods to realize the remaining deferred tax asset. Although realization is not assured, the Company believes it is more likely than not that all of the deferred tax asset at December 31, 2007 will be realized. If disposal of the related properties within the loss carryback period does not occur or if market conditions within the homebuilding industry worsen, it may affect the Company’s ability to fully realize the value of this asset, which may require a valuation adjustment resulting in additional income tax expense in the Company’s consolidated statement of operations, and such expense could be material.
NOTE I — EARNINGS (LOSS) PER SHARE
     The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings (loss) per share for the three months ended December 31, 2007 and 2006. For the three months ended December 31, 2007, all outstanding stock options were excluded from the computation of the loss per share because they were antidilutive due to the net loss recorded during the period. For the three months ended December 31, 2006, options to purchase 2.8 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, their effect would have been antidilutive.

	Three Months Ended
	December 31,
	2007	2006
	(In millions)
Numerator:
Net income (loss)	$(128.8)	$109.7

Denominator:
Denominator for basic earnings (loss) per share— weighted average common shares	315.0	313.4
Effect of dilutive securities:
Employee stock options	—	2.2

Denominator for diluted earnings (loss) per share— adjusted weighted average common shares	315.0	315.6

NOTE J — STOCKHOLDERS’ EQUITY
     The Company has an automatically effective universal shelf registration statement registering debt and equity securities that it may issue from time to time in amounts to be determined. Also, at December 31, 2007, the Company had the capacity to issue approximately 22.5 million shares of common stock under its acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.
     In November 2007, the Board of Directors extended its authorization for the repurchase of up to $463.2 million of the Company’s common stock to November 30, 2008. All of the $463.2 million authorization was remaining at December 31, 2007.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2007
     During the three months ended December 31, 2007, the Board of Directors declared a quarterly cash dividend of $0.15 per common share, which was paid on November 16, 2007 to stockholders of record on November 5, 2007. In January 2008, the Board of Directors declared a quarterly cash dividend of $0.15 per common share, payable on February 20, 2008 to stockholders of record on February 12, 2008. Quarterly cash dividends of $0.15 per common share were declared in the comparable quarters of fiscal 2007.
NOTE K — COMMITMENTS AND CONTINGENCIES
     The Company has been named as defendant in various claims, complaints and other legal actions arising in the ordinary course of business, including warranty and construction defect claims on closed homes and claims related to its mortgage activities. The Company has established reserves for such contingencies, based on the expected costs of the self-insured portion of such claims. The Company’s estimates of such reserves are based on the facts and circumstances of individual pending claims and historical data and trends, including costs relative to revenues, home closings and product types, and include estimates of the costs of unreported claims related to past operations. These reserve estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.
     Management believes that, while the outcome of such contingencies cannot be predicted with certainty, the liabilities arising from these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds management’s estimates reflected in the recorded reserves relating to such matter, the Company could incur additional charges that could be significant.
     On June 15, 2007, a putative class action, John R. Yeatman, et al. v. D.R. Horton, Inc., et al., was filed by one of the Company’s customers against it and its affiliated mortgage company subsidiary in the United States District Court for the Southern District of Georgia. The complaint seeks certification of a class alleged to include persons who, within the year preceding the filing of the suit, purchased a home from the Company and obtained a mortgage for such purchase from its affiliated mortgage company subsidiary. The complaint alleges that the Company violated Section 8 of the Real Estate Settlement Procedures Act by effectively requiring its homebuyers to use its affiliated mortgage company to finance their home purchases by offering certain discounts and incentives. The action seeks damages in an unspecified amount and injunctive relief. Management believes the claims alleged in this action are without merit and will defend them vigorously. However, as this action is still in its early stages, the Company is unable to express an opinion as to the likelihood of an unfavorable outcome or the amount of damages, if any. Consequently, the Company has not recorded any associated liabilities in the accompanying consolidated balance sheet.
     In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At December 31, 2007, the Company had total deposits of $90.7 million, comprised of cash deposits of $79.9 million, promissory notes of $5.3 million, and letters of credit and surety bonds of $5.5 million, to purchase land and lots with a total remaining purchase price of $1.5 billion. Within the land and lot option purchase contracts in force at December 31, 2007, there were a limited number of contracts, representing only $59.7 million of remaining purchase price, subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations.
     Included in the total deposits of $90.7 million were $28.6 million of deposits related to land and lot option purchase contracts for which the Company does not expect to exercise its option to purchase the land or lots, but the contract has not yet been terminated. The remaining purchase price of those contracts was $428.7 million. Consequently, the deposits relating to these contracts have been written off, resulting in a net deposit balance of $62.1 million at December 31, 2007. The majority of land and lots under contract are currently expected to be purchased within three years, based on the Company’s assumptions as to the extent it will exercise its options to purchase such land and lots.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2007
     Additionally, in the normal course of its business activities, the Company provides standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At December 31, 2007, outstanding standby letters of credit were $81.1 million and surety bonds were $2.0 billion. The Company has additional capacity of $918.9 million for standby letters of credit under its revolving credit facility.
NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS
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
     In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109, which revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments,” specifically states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 are applicable to written loan commitments issued or modified beginning on January 1, 2008. The Company has adopted SAB No. 109 effective January 1, 2008, and does not expect it to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” The statement clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and earlier adoption is prohibited. The Company is currently evaluating the impact of the adoption of SFAS No. 160; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS No. 141(R)). The statement replaces SFAS No. 141, “Business Combinations” and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, and is to be applied prospectively. The Company does not expect the adoption of SFAS No. 141(R) to have a material impact on its consolidated financial position, results of operations or cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2007
NOTE M — SEGMENT INFORMATION
     The Company’s seven homebuilding operating regions and its financial services operation are its operating segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The seven homebuilding operating regions are presented as separate reportable segments. Previously, the Company presented six homebuilding reporting segments, aggregating both its Northeast and Midwest operating regions into its Northeast reporting segment. However, because of a realignment of the Company’s management structure during the fourth quarter of fiscal 2007, the Colorado markets are now included in its Midwest operating region, rather than in its Southwest operating region. As a result, the Company determined that each of its seven homebuilding operating regions constitutes a reportable segment, as reflected in the current year presentation. All prior year segment information has been restated to conform to the fiscal 2008 presentation.
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
     Homebuilding is the Company’s core business, generating approximately 98% of consolidated revenues during the three months ended December 31, 2007 and 2006. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land for residential purposes and the construction and sale of residential homes on such land, in 27 states and 82 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2007
     The accounting policies of the reporting segments are described throughout Note A in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007.

	Three Months Ended December 31,
		Restated
	2007	2006
	(In millions)
Revenues
Homebuilding revenues:
Northeast	$158.7	$261.3
Midwest	158.9	296.4
Southeast	234.4	371.3
South Central	348.8	450.6
Southwest	402.1	440.6
California	259.1	699.3
West	145.6	282.0

Total homebuilding revenues	$1,707.6	$2,801.5
Financial services revenues	$35.0	$66.5

Consolidated revenues	$1,742.6	$2,868.0

Inventory Impairments
Northeast	$19.1	$0.5
Midwest	4.2	27.4
Southeast	21.8	—
South Central	10.1	—
Southwest	—	—
California	130.8	13.0
West	57.5	—

Total inventory impairments	$243.5	$40.9

Income (Loss) Before Income Taxes (1)
Homebuilding income (loss) before income taxes:
Northeast	$(25.9)	$14.9
Midwest	0.5	(24.6)
Southeast	(21.3)	27.7
South Central	2.8	32.5
Southwest	36.9	47.2
California	(141.7)	22.7
West	(61.1)	29.4

Total homebuilding income (loss) before income taxes	$(209.8)	$149.8
Financial services income before income taxes	$6.9	$27.1

Consolidated income (loss) before income taxes	$(202.9)	$176.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2007

	December 31,	September 30,
	2007	2007
	(In millions)
Homebuilding Inventories (2):
Northeast	$959.6	$1,022.3
Midwest	756.6	801.3
Southeast	1,428.3	1,580.7
South Central	1,158.6	1,222.4
Southwest	1,011.1	1,136.7
California	1,454.8	1,661.7
West	1,426.9	1,519.9
Corporate and unallocated (3)	390.4	398.5

Total homebuilding inventory	$8,586.3	$9,343.5

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to the operations of the Company’s corporate office.

(2)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(3)	Primarily consists of capitalized interest and property taxes.
     In accordance with SFAS No. 142, the Company has allocated its goodwill to its reporting segments. During fiscal 2007, the recording of goodwill impairment charges resulted in the write-off of goodwill balances in five of the seven homebuilding segments. As of December 31, 2007 and September 30, 2007, allocation of the Company’s remaining goodwill balance of $95.3 million was as follows: South Central $15.9 million and Southwest $79.4 million. If conditions in the homebuilding industry or specific markets in which the Company operates worsen beyond current expectations, the Company may determine that some or all of its remaining goodwill balance has become impaired, which could result in additional goodwill impairment charges.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2007
NOTE N — SUPPLEMENTAL GUARANTOR INFORMATION
     All of the Company’s senior and senior subordinated notes and the unsecured revolving credit facility are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s direct and indirect subsidiaries (collectively, Guarantor Subsidiaries), other than financial services subsidiaries and certain other inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.
Consolidating Balance Sheet
December 31, 2007

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$62.0	$24.0	$43.1	$—	$129.1
Investments in subsidiaries	2,754.1	—	—	(2,754.1)	—
Inventories	2,628.1	5,881.3	76.9	—	8,586.3
Property and equipment, net	29.1	52.7	18.1	—	99.9
Deferred income taxes	266.6	673.4	—	—	940.0
Earnest money deposits and other assets	79.8	144.9	86.1	(5.5)	305.3
Mortgage loans held for sale	—	—	245.1	—	245.1
Goodwill	—	95.3	—	—	95.3
Intercompany receivables	3,593.5	—	—	(3,593.5)	—

Total Assets	$9,413.2	$6,871.6	$469.3	$(6,353.1)	$10,401.0

LIABILITIES & EQUITY
Accounts payable and other liabilities	$381.5	$761.7	$86.9	$(5.5)	$1,224.6
Intercompany payables	—	3,537.9	55.6	(3,593.5)	—
Notes payable	3,617.6	0.7	105.9	—	3,724.2

Total Liabilities	3,999.1	4,300.3	248.4	(3,599.0)	4,948.8

Minority interests	—	—	38.1	—	38.1

Total Equity	5,414.1	2,571.3	182.8	(2,754.1)	5,414.1

Total Liabilities & Equity	$9,413.2	$6,871.6	$469.3	$(6,353.1)	$10,401.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2007
NOTE N — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2007
NOTE N — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Three Months Ended December 31, 2007

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$308.9	$1,385.3	$13.4	$—	$1,707.6
Cost of sales	341.5	1,354.6	9.9	—	1,706.0

Gross profit	(32.6)	30.7	3.5	—	1.6
Selling, general and administrative expense	85.1	125.8	2.2	—	213.1
Equity in loss of subsidiaries	85.6	—	—	(85.6)	—
Other (income) expense	(0.4)	(1.3)	—	—	(1.7)

	(202.9)	(93.8)	1.3	85.6	(209.8)

Financial Services:
Revenues	—	—	35.0	—	35.0
General and administrative expense	—	—	30.5	—	30.5
Interest expense	—	—	1.3	—	1.3
Interest and other (income)	—	—	(3.7)	—	(3.7)

	—	—	6.9	—	6.9

Income (loss) before income taxes	(202.9)	(93.8)	8.2	85.6	(202.9)
Provision for (benefit from) income taxes	(74.1)	(34.2)	3.0	31.2	(74.1)

Net income (loss)	$(128.8)	$(59.6)	$5.2	$54.4	$(128.8)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2007
NOTE N — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Three Months Ended December 31, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$575.6	$2,218.1	$7.8	$—	$2,801.5
Cost of sales	441.8	1,910.9	4.8	—	2,357.5

Gross profit	133.8	307.2	3.0	—	444.0
Selling, general and administrative expense	111.0	181.7	2.6	—	295.3
Equity in income of subsidiaries	(153.2)	—	—	153.2	—
Other (income) expense	(0.9)	(0.9)	0.7	—	(1.1)

	176.9	126.4	(0.3)	(153.2)	149.8

Financial Services:
Revenues	—	—	66.5	—	66.5
General and administrative expense	—	—	45.0	—	45.0
Interest expense	—	—	9.7	—	9.7
Interest and other (income)	—	—	(15.3)	—	(15.3)

	—	—	27.1	—	27.1

Income before income taxes	176.9	126.4	26.8	(153.2)	176.9
Provision for income taxes	67.2	48.0	10.2	(58.2)	67.2

Net income	$109.7	$78.4	$16.6	$(95.0)	$109.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2007
NOTE N — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Three Months Ended December 31, 2007

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash provided by operating activities	$64.1	$201.8	$290.2	$1.6	$557.7

INVESTING ACTIVITIES
Purchases of property and equipment	(1.6)	(2.5)	—	—	(4.1)

Net cash used in investing activities	(1.6)	(2.5)	—	—	(4.1)

FINANCING ACTIVITIES
Net change in notes payable	(365.6)	—	(281.8)	—	(647.4)
Net change in intercompany receivables/payables	411.8	(400.6)	(11.2)	—	—
Proceeds from stock associated with certain employee benefit plans	0.4	—	—	—	0.4
Income tax benefit from stock option exercises	0.2	—	—	—	0.2
Cash dividends paid	(47.3)	—	—	—	(47.3)

Net cash used in financing activities	(0.5)	(400.6)	(293.0)	—	(694.1)

Increase (decrease) in cash and cash equivalents	62.0	(201.3)	(2.8)	1.6	(140.5)
Cash and cash equivalents at beginning of period	—	225.3	45.9	(1.6)	269.6

Cash and cash equivalents at end of period	$62.0	$24.0	$43.1	$—	$129.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2007
NOTE N — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report and with our annual report on Form 10-K for the fiscal year ended September 30, 2007. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those described in the “Forward-Looking Statements” section following this discussion.
BUSINESS
     We are the largest homebuilding company in the United States based on homes closed during the twelve months ended December 31, 2007. We construct and sell high quality homes through our operating divisions in 27 states and 82 metropolitan markets of the United States as of December 31, 2007, primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $90,000 to $900,000, with an average closing price of $245,400 during the three months ended December 31, 2007. Approximately 79% and 81% of home sales revenues were generated from the sale of single-family detached homes in the three months ended December 31, 2007 and 2006, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs.
     Through our financial services operations, we provide mortgage banking and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our wholly-owned subsidiary, provides mortgage financing services principally to purchasers of homes we build. We generally do not seek to retain or service the mortgages we originate but, rather, seek to sell the mortgages and related servicing rights to investors. Our subsidiary title companies serve as title insurance agents by providing title insurance policies, examination and closing services, primarily to the purchasers of our homes.

     We conduct our homebuilding operations in all of the geographic regions, states and markets listed below, and we conduct our mortgage and title operations in many of these markets. Our homebuilding operating segments are our homebuilding reportable regions and are comprised of the following markets:

State	Reporting Region/Market	State	Reporting Region/Market

	Northeast Region		South Central Region — (Continued)
Delaware	Central Delaware	Texas	Austin
	Delaware Shore		Dallas
Georgia	Savannah		Fort Worth
Maryland	Baltimore		Houston
	Suburban Washington, D.C.		Killeen/Temple
New Jersey	North New Jersey		Laredo
	South New Jersey		Rio Grande Valley
North Carolina	Brunswick County		San Antonio
	Charlotte		Waco
Greensboro/Winston-Salem
	Raleigh/Durham		Southwest Region
Pennsylvania	Philadelphia	Arizona	Casa Grande
	Lancaster		Phoenix
South Carolina	Charleston		Tucson
	Columbia	New Mexico	Albuquerque
	Hilton Head		Las Cruces
	Myrtle Beach	Utah	Salt Lake City
Virginia	Northern Virginia
California Region
	Midwest Region	California	Bay Area
Colorado	Colorado Springs		Central Valley
	Denver		Lancaster/Palmdale
	Fort Collins		Imperial Valley
Illinois	Chicago		Los Angeles County
Minnesota	Minneapolis/St. Paul		Orange County
Wisconsin	Kenosha		Riverside/San Bernardino
Sacramento
	Southeast Region		San Diego County
Alabama	Birmingham		Ventura County
	Huntsville	Nevada	Reno
Mobile
Florida	Daytona Beach		West Region
	Fort Myers/Naples	Hawaii	Hawaii
	Jacksonville		Kauai
	Melbourne		Maui
	Miami/West Palm Beach		Oahu
	Ocala	Idaho	Boise
	Orlando	Nevada	Las Vegas
	Pensacola		Laughlin
	Tampa	Oregon	Albany
Georgia	Atlanta		Bend
	Macon		Portland
		Washington	Bellingham
	South Central Region		Eastern Washington
Louisiana	Baton Rouge		Olympia
Mississippi	Mississippi Gulf Coast		Seattle/Tacoma
Oklahoma	Oklahoma City		Vancouver

OVERVIEW
     During the first quarter of fiscal 2008, conditions within the homebuilding industry remained very challenging. The continuing decline of demand for new homes was reflected in the volume of our net sales orders this quarter, which was 52% lower than in the first quarter of fiscal 2007, and the average selling price of those orders was down 17%. Consequently, the value of our sales order backlog at December 31, 2007 was 57% lower than a year ago. Our gross profit from home sales revenues has continued to decline as we offer incentives and price concessions at higher levels in an attempt to stimulate demand in our communities.
     While we believe that housing market conditions will improve over the long-term, we expect that conditions in the near-term will continue to be challenging, and may deteriorate further. Several factors have contributed to the existing difficult environment, including: continued high levels of new and existing homes available for sale; continued margin pressure from increased price reductions and sales incentives; weak demand from new home consumers as they continue to see home prices adjust downward; continued high sales cancellations; limited housing affordability in many markets; and restrictions on the availability of certain mortgage products as a result of the credit tightening in the mortgage markets.
     Due to these declining market conditions and our increased use of price reductions and sales incentives, we evaluated a significant portion of our inventory in our quarterly impairment analysis. Based on our evaluation, we recorded significant inventory impairment charges, which resulted in a net loss for the three months ended December 31, 2007.
STRATEGY
     We believe the long-term fundamentals which support housing demand, namely population growth and household formation, remain solid. We also believe the current negative market conditions, the effects of which have been more severe and more prolonged than originally expected, will moderate over the long term. In the interim, we remain committed to the following initiatives related to our operating strategy in the current homebuilding business environment:
•	Reducing our land and lot inventory from current levels by
--	selling and constructing homes;

--	selling excess land and lots;

--	significantly restricting our spending for land and lot purchases;

--	decreasing our land development spending or in some instances, suspending development in certain projects until market conditions improve; and

--	renegotiating or canceling land option purchase contracts.
•	Reducing our inventory of homes under construction by limiting the construction of unsold homes.

•	Continuing to offer incentives and price reductions to increase sales volumes as necessary to maximize returns and cash flows.

•	Decreasing our cost of goods purchased from both vendors and subcontractors.

•	Continuing to modify our product offerings to provide more affordable homes.

•	Decreasing our SG&A infrastructure to be in line with our reduced expectations of production levels.

•	Reducing our level of debt by utilizing cash flows from operations.
     These initiatives allowed us to generate significant cash flows from operations during fiscal 2007 and the first quarter of fiscal 2008, which we utilized to reduce our outstanding debt. Although we cannot provide any assurances that these initiatives will be successful, we expect that our operating strategy will allow us to continue to strengthen our balance sheet and liquidity position.

KEY RESULTS
     Key financial results as of and for the three months ended December 31, 2007, as compared to the same period of 2006, were as follows:
Homebuilding Operations:
•	Homebuilding pre-tax income, before pre-tax charges for inventory impairments and write-offs of deposits and pre-acquisition costs related to land option contracts, was $35.7 million, down 84% from $227.5 million in the same period of 2006.

•	Homebuilding revenues decreased 39% to $1.7 billion.

•	Homes closed decreased 36% to 6,549 homes and the average selling price of those homes decreased 9% to $245,400.

•	Net sales orders decreased 52% to 4,245 homes.

•	Sales order backlog decreased 57% to $2.0 billion.

•	Home sales gross margins before inventory impairments, land option cost write-offs and the effect of the change in profit deferred under SFAS No. 66 decreased 500 basis points to 13.1%.

•	Homebuilding SG&A expenses as a percentage of homebuilding revenues increased 200 basis points to 12.5%.

•	Homes in inventory declined by 8,500 to 17,300.

•	Owned lots declined by 43,000 to 143,000.

•	Homebuilding debt decreased by $1,026.6 million to $3,618.3 million.

•	Net homebuilding debt to total capital improved 170 basis points to 39.5%, and gross homebuilding debt to total capital improved 150 basis points to 40.1%.
Financial Services Operations:
•	Total financial services revenues decreased 47% to $35.0 million.

•	Financial services pre-tax income decreased 75% to $6.9 million.

•	Financial services debt decreased by $398.1 million to $105.9 million.
Consolidated Results:
•	Net loss per share was $0.41, compared to diluted earnings per share of $0.35.

•	Net loss was $128.8 million, compared to net income of $109.7 million.

•	Stockholders’ equity decreased 17% to $5.4 billion.

•	Net cash provided by operations was $557.7 million, compared to $295.5 million.

RESULTS OF OPERATIONS — HOMEBUILDING
     The following tables set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three months ended December 31, 2007 and 2006. Based on our revised disaggregation of operating segments and the states within those segments, we have restated the 2006 amounts between reporting segments to conform to the 2007 presentation.

	NET SALES ORDERS
	Three Months Ended December 31,
	Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change

Northeast	344	789	(56)%	$88.9	$212.3	(58)%	$258,400	$269,100	(4)%
Midwest	297	840	(65)%	80.7	235.7	(66)%	271,700	280,600	(3)%
Southeast	581	1,372	(58)%	107.7	321.6	(67)%	185,400	234,400	(21)%
South Central	1,585	1,923	(18)%	277.3	348.5	(20)%	175,000	181,200	(3)%
Southwest	752	1,825	(59)%	143.1	351.1	(59)%	190,300	192,400	(1)%
California	371	1,336	(72)%	125.9	572.7	(78)%	339,400	428,700	(21)%
West	315	686	(54)%	102.5	251.0	(59)%	325,400	365,900	(11)%

	4,245	8,771	(52)%	$926.1	$2,292.9	(60)%	$218,200	$261,400	(17)%

	SALES ORDER BACKLOG
	December 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change

Northeast	938	2,016	(53)%	$237.6	$539.8	(56)%	$253,300	$267,800	(5)%
Midwest	374	929	(60)%	116.2	296.5	(61)%	310,700	319,200	(3)%
Southeast	849	2,031	(58)%	205.5	590.1	(65)%	242,000	290,500	(17)%
South Central	2,374	3,614	(34)%	428.8	675.7	(37)%	180,600	187,000	(3)%
Southwest	2,441	5,366	(55)%	517.7	1,342.2	(61)%	212,100	250,100	(15)%
California	645	1,841	(65)%	298.3	918.8	(68)%	462,500	499,100	(7)%
West	517	897	(42)%	209.4	353.8	(41)%	405,000	394,400	3%

	8,138	16,694	(51)%	$2,013.5	$4,716.9	(57)%	$247,400	$282,600	(12)%

	HOMES CLOSED
	Three Months Ended December 31,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change

Northeast	600	1,001	(40)%	$157.9	$259.7	(39)%	$263,200	$259,400	1%
Midwest	523	948	(45)%	156.6	281.4	(44)%	299,400	296,800	1%
Southeast	930	1,489	(38)%	211.9	365.4	(42)%	227,800	245,400	(7)%
South Central	1,904	2,522	(25)%	344.6	450.6	(24)%	181,000	178,700	1%
Southwest	1,509	1,850	(18)%	331.9	426.4	(22)%	219,900	230,500	(5)%
California	667	1,583	(58)%	258.5	695.6	(63)%	387,600	439,400	(12)%
West	416	809	(49)%	145.6	282.0	(48)%	350,000	348,600	—%

	6,549	10,202	(36)%	$1,607.0	$2,761.1	(42)%	$245,400	$270,600	(9)%

	TOTAL HOMEBUILDING REVENUES
	Three Months Ended December 31,
	2007	2006	% Change
	(In millions)
Northeast	$158.7	$261.3	(39)%
Midwest	158.9	296.4	(46)%
Southeast	234.4	371.3	(37)%
South Central	348.8	450.6	(23)%
Southwest	402.1	440.6	(9)%
California	259.1	699.3	(63)%
West	145.6	282.0	(48)%

	$1,707.6	$2,801.5	(39)%

	INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS
	Three Months Ended December 31,
	2007			2006
		Land Option			Land Option
	Inventory	Cost		Inventory	Cost
	Impairments	Write-offs	Total	Impairments	Write-offs	Total
	(In millions)
Northeast	$19.1	$1.2	$20.3	$0.5	$1.2	$1.7
Midwest	4.2	—	4.2	27.4	7.3	34.7
Southeast	21.8	0.3	22.1	—	6.1	6.1
South Central	10.1	0.2	10.3	—	2.8	2.8
Southwest	—	(0.3)	(0.3)	—	(0.2)	(0.2)
California	130.8	0.6	131.4	13.0	10.6	23.6
West	57.5	—	57.5	—	9.0	9.0

	$243.5	$2.0	$245.5	$40.9	$36.8	$77.7

	HOMEBUILDING INCOME (LOSS) BEFORE INCOME TAXES (1)
	Three Months Ended December 31,
	2007		2006
		% of		% of
		Region		Region
	$’s	Revenues	$’s	Revenues
	(In millions)
Northeast	$(25.9)	(16.3)%	$14.9	5.7%
Midwest	0.5	0.3%	(24.6)	(8.3)%
Southeast	(21.3)	(9.1)%	27.7	7.5%
South Central	2.8	0.8%	32.5	7.2%
Southwest	36.9	9.2%	47.2	10.7%
California	(141.7)	(54.7)%	22.7	3.2%
West	(61.1)	(42.0)%	29.4	10.4%

	$(209.8)	(12.3)%	$149.8	5.3%

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to the operations of our corporate office.

	HOMEBUILDING OPERATING MARGIN ANALYSIS
	Percentages of Related Revenues
	Three Months Ended December 31,
	2007	2006
Gross profit – Home sales	14.3%	18.6%
Gross profit – Land/lot sales	17.9%	18.6%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(14.4)%	(2.8)%
Gross profit – Total homebuilding	0.1%	15.8%
Selling, general and administrative expense	12.5%	10.5%
Other (income)	(0.1)%	—%
Income (loss) before income taxes	(12.3)%	5.3%
Net Sales Orders and Backlog
     Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations. The value of net sales orders decreased 60%, to $926.1 million (4,245 homes) for the three months ended December 31, 2007, from $2,292.9 million (8,771 homes) for the same period of 2006. The number of net sales orders decreased 52% for the three months ended December 31, 2007, compared to the same period of 2006, reflecting the continued softening of demand for new homes in most homebuilding markets. We believe the most significant factors contributing to the slowing of demand for new homes in most of our markets include a continued high level of existing homes for sale, a decrease in the availability of mortgage financing for many potential homebuyers and a decline in homebuyer consumer confidence. Many prospective homebuyers continue to approach the purchase decision more tentatively due to continued increases in price concessions and sales incentives offered on both new and existing homes, concern over their ability to sell an existing home or obtain mortgage financing and the general uncertainty surrounding the housing market. We have attempted to increase sales by providing increased sales incentives and lowering prices, but the factors above, combined with the continued pricing responses of our competitors, have limited the impact of our pricing efforts.
     In comparing the three-month period ended December 31, 2007 to the same period of 2006, the value of net sales orders decreased significantly in all seven of our market regions. These decreases were primarily due to the decrease in the number of homes sold in the respective region, and in our Southeast, California and West regions, declines in average selling prices were also a significant factor. The decreases in average selling prices were primarily due to the increased use of price concessions and sales incentives and, to a lesser extent, a shift to more affordable products in those regions.
     Similar to our results in recent quarters, the most significant decline in net sales orders in the first quarter of fiscal 2008 occurred in our California region, with 72% fewer homes sold than in the same period of fiscal 2007. We believe that home sales in our California markets have been negatively impacted, to a greater extent than our other regions, by a reduction in the pool of qualified buyers due to a lack of housing affordability and the decline of mortgage availability. We are closely monitoring, on a project by project basis, our products, pricing and other operational strategies in our California region, and will further modify product offerings and pricing as necessary, as we attempt to improve our sales in this region.
     Our sales order cancellation rate (cancelled sales orders divided by gross sales orders) during the first quarter of fiscal 2008 was 44%, compared to 33% during the same period of fiscal 2007, and 48% during the fourth quarter of fiscal 2007. These elevated cancellation rates reflect the ongoing challenges in most of our homebuilding markets, including the inability of many prospective homebuyers to sell their existing homes, the continued erosion of buyer confidence and further credit tightening in the mortgage markets. The impact of the credit tightening became apparent in our cancellation rates in late fiscal 2007 and into the current quarter as the mortgage products many buyers had selected were no longer available or the buyers could no longer qualify due to stricter underwriting guidelines.
     The average price of our net sales orders in the three months ended December 31, 2007 was $218,200, a decrease of 17% from the $261,400 average in the comparable period of 2006. The average price of our net sales orders decreased significantly in our Southeast, California and West regions, due primarily to price reductions and increased incentives in our Florida, California and Nevada markets. In general, our pricing is dependent on the demand for our homes, and declines in our average selling prices during this period were due in large part to increases in the use of price reductions and sales incentives. Further, as the inventory of existing homes for sale has continued to be high, it has led to the need to ensure our pricing is competitive with comparable existing home sales prices. We continually monitor and may adjust our product mix, geographic mix and pricing within our homebuilding markets in an effort to keep our core product offerings affordable for our target customer base, typically first-time and move-up homebuyers. To a lesser extent than the competitive factors discussed above, this has also contributed to decreases in the average selling price.
     Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. Before the current housing downturn, our backlog had been a reliable indicator of the level of home closings in our two subsequent fiscal quarters; however, due to our current elevated cancellation rates, higher level of unsold homes in inventory and difficult conditions in many of our markets, this relationship between backlog and future home closings may have changed.
     At December 31, 2007, the value of our backlog of sales orders was $2,013.5 million (8,138 homes), a decrease of 57% from $4,716.9 million (16,694 homes) at December 31, 2006. The average sales price of homes in backlog was $247,400 at December 31, 2007, down 12% from the $282,600 average at December 31, 2006. The value of our sales order backlog decreased significantly in all of our market regions, with the largest percentage decrease occurring in our California region.
Home Sales Revenue and Gross Profit
     Revenues from home sales decreased 42%, to $1,607.0 million (6,549 homes closed) for the three months ended December 31, 2007, from $2,761.1 million (10,202 homes closed) for the comparable period of 2006. The average selling price of homes closed during the three months ended December 31, 2007 was $245,400, down 9% from the $270,600 average for the same period of 2006. During the three months ended December 31, 2007, home sales revenues decreased in all seven of our market regions, led by our California region with a decrease of 63%. The decreases in our current period home sales revenues were the result of slowing demand and the resulting decline in net sales order volume and pricing in recent quarters.
     The number of homes closed in the three months ended December 31, 2007 decreased 36% due to decreases in all seven of our market regions. As a result of the decline in net sales orders during recent quarters and the decline in our sales order backlog, we expect to close fewer homes in fiscal 2008 than we closed in fiscal 2007. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and the amount of revenue we will generate.
     Revenues from home sales in the three-month periods ended December 31, 2007 and 2006 were increased by $21.2 million and $16.5 million, respectively, from changes in profit deferred pursuant to Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate.” The home sales profit related to our mortgage loans held for sale is deferred in instances where a buyer finances a home through our wholly-owned mortgage company and has not made an adequate initial or continuing investment as prescribed by SFAS No. 66. As of December 31, 2007, the balance of deferred profit related to such mortgage loans held for sale was $11.4 million, compared to $32.6 million at September 30, 2007. The decline is mainly due to a decrease in the number of homes closed in December 2007 compared to September 2007.
     Gross profit from home sales decreased by 55%, to $229.1 million for the three months ended December 31, 2007, from $514.2 million for the comparable period of 2006, and, as a percentage of home sales revenues, decreased 430 basis points, to 14.3%. The primary factor reducing our home sales gross profit margin was the difficult market conditions discussed above, which narrowed the range between our selling prices and costs of our homes in most of our markets, causing a decline of approximately 350 basis points in home sales gross profit as a percentage of home sales revenues. Due to the current sales environment in many of our markets, we have offered a variety of incentives and price concessions, which affect our gross profit margin by reducing the selling price of the home or increasing the cost of the home without a proportional increase in the selling price. We are also offering greater discounts and incentives to sell our inventory of completed homes, which is at a higher than desired level.

     This strategy helped reduce our total homes in inventory, but also contributed to a decline in our home sales gross profit. Additionally, our home sales gross margin decreased approximately 170 basis points due to an increase in the amortization of capitalized interest as a percentage of home sales revenues. These decreases were partially offset by improvements in home sales gross margin of 70 basis points resulting from recognition of previously deferred gross profit in accordance with SFAS No. 66 and 20 basis points due to a decrease in warranty and construction defect expenses as a percentage of home sales revenues.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” land inventory and related development costs are reviewed for potential write-downs when impairment indicators are present. SFAS No. 144 requires that in the event the undiscounted cash flows estimated to be generated by those assets are less than their carrying values, impairment charges are required to be recorded if the fair value of such assets is less than their carrying values. These estimates of cash flows are significantly impacted by estimates of the amounts and timing of revenues and costs and other factors which, in turn, are impacted by local market economic conditions and the actions of competitors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. Our determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams.
     In accordance with SFAS No. 144, impairment charges are also recorded on finished homes in substantially completed projects when events or circumstances indicate that the carrying values are greater than the fair value less costs to sell these homes.
     During the first quarter of fiscal 2008, the difficult conditions within the homebuilding industry that prevailed during fiscal 2007 became more challenging. High inventory levels of both new and existing homes, elevated cancellation rates, low sales absorption rates, affordability issues and overall weak consumer confidence persisted throughout the quarter. Additionally, the effects of these factors have been further magnified by the tightening of credit in the mortgage markets, which has caused a decline in the availability of certain mortgage products. These factors, combined with our disappointing sales results and declines in sales order prices and gross profit from home sales revenues during the quarter, have caused our outlook for the homebuilding industry and its impact on our business to remain cautious. Our continuing outlook is that we believe housing market conditions will be challenging and may deteriorate further, and that the timing of a recovery in the housing market remains unclear.
     When we performed our quarterly inventory impairment analysis in accordance with SFAS No. 144, the assumptions utilized reflected the expectation that the challenging conditions in the homebuilding industry will persist. Therefore, our current quarter impairment evaluation continued to indicate a significant number of projects with impairment indicators. Communities with a combined carrying value of $2,879.6 million as of December 31, 2007, had indicators of potential impairment and were evaluated for impairment. The analysis of each of these projects generally assumed that sales prices in future periods will be equal to or lower than current sales order prices in each project or for comparable projects in order to generate an acceptable absorption rate. While it is difficult to determine a timeframe for a given project in the current market conditions, we estimated the remaining lives of these projects to range from six months to in excess of ten years. Through this evaluation process, we determined that projects with a carrying value of $748.8 million as of December 31, 2007, the largest portions of which were in the California, West and Southeast regions, were impaired. As a result, during the three months ended December 31, 2007, we recorded impairment charges totaling $243.5 million to reduce the carrying value of the impaired projects to their estimated fair value. Approximately 60% of these impairment charges were recorded to residential land and lots and land held for development, and approximately 40% of these charges were recorded to residential construction in progress and finished homes in inventory. During the three months ended December 31, 2006, inventory impairment charges totaled $40.9 million.
     Of the remaining $2,130.8 million of such projects with impairment indicators which were determined not to be impaired at December 31, 2007, the largest concentrations were in California (25%), Florida (17%), and Arizona (14%). It is possible that our estimate of undiscounted cash flows from these projects may change and could result in a future need to record impairment charges to write these assets down to fair value. Additionally, if conditions in the homebuilding industry or specific markets in which we operate worsen beyond current expectations, and as we re-evaluate specific project pricing and incentive strategies, we may be required to evaluate additional projects or re-

evaluate previously impaired projects for potential impairment. These evaluations may result in additional impairment charges, and such charges could be material.
     Based on a quarterly review of land and lot option contracts, we have written off earnest money deposits and pre-acquisition costs related to land and lot option contracts which we no longer plan to pursue. During the three months ended December 31, 2007 and 2006, we wrote off $2.0 million and $36.8 million, respectively, of earnest money deposits and pre-acquisition costs related to land option purchase contracts. Should the current weak homebuilding market conditions persist and we are unable to successfully renegotiate certain land purchase contracts, we may write off additional earnest money deposits and pre-acquisition costs.
     The inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 1,440 basis points in the three months ended December 31, 2007, compared to 280 basis points in the same period of 2006.
Land Sales Revenue and Gross Profit
     Land sales revenues increased 149%, to $100.6 million for the three months ended December 31, 2007, from $40.4 million in the comparable period of 2006. The gross profit percentage from land sales decreased to 17.9% for the three months ended December 31, 2007, from 18.6% in the comparable period of the prior year. The fluctuations in revenues and gross profit percentages from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we also sell residential lots or land parcels to manage our land and lot supply. Due to the significant decline in demand for new homes, we have reduced our expectations of future home closing volumes, as well as our expected need for land and lots in the future. In markets where we own more land and lots than our expected needs in the next few years, we plan to attempt to sell excess lots and land parcels. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales can fluctuate significantly from period to period.
Selling, General and Administrative (SG&A) Expense
     SG&A expenses from homebuilding activities decreased by 28% to $213.1 million in the three months ended December 31, 2007, from $295.3 million in the comparable period of 2006. As a percentage of homebuilding revenues, SG&A expenses increased 200 basis points, to 12.5% in the three-month period ended December 31, 2007, from 10.5% in the comparable period of 2006. The largest component of our homebuilding SG&A is employee compensation and related costs, which represented approximately 58% and 59% of SG&A costs in the three months ended December 31, 2007 and 2006, respectively. Those costs decreased by $51.7 million, or 30%, to $123.4 million in the three months ended December 31, 2007, from $175.1 million in the comparable period of 2006, largely due to our continued efforts to align the number of employees to match our current and anticipated home closing levels, as well as a decrease in incentive compensation, which is primarily based on profitability. Our homebuilding operations employed approximately 4,300 and 6,300 employees at December 31, 2007 and 2006, respectively.
     Our homebuilding SG&A expense as a percentage of revenues can vary significantly between quarters, depending largely on the fluctuations in quarterly revenue levels. We continue to adjust our SG&A infrastructure to support our expected closings volume; however, we cannot make assurances that our actions will permit us to maintain or improve upon the current SG&A expense as a percentage of revenues. If our revenues continue to decrease and we are unable to sufficiently adjust our SG&A, our future SG&A expense as a percentage of revenues may increase further.
Interest Incurred
     We capitalize interest costs only to inventory under construction or development. During both three-month periods ended December 31, 2007 and 2006, our inventory under construction or development exceeded our debt; therefore, we capitalized all interest from homebuilding debt. Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, was 4.0% of total home and land/lot cost of sales in the three months ended December 31, 2007, compared to 2.3% in the same period of 2006. The increase in the rate of interest amortized to cost of sales is primarily due to a greater decline in our home closings volume as compared to the decline in our interest incurred. Historically, our inventory eligible for interest capitalization exceeded our debt levels. With the planned reduction in inventory spending, it is possible that we may not capitalize all future interest incurred, but may instead directly expense a portion to interest expense in the period incurred. As all interest incurred is ultimately expensed, this change would only serve to accelerate the expense recognition of a portion of the interest incurred.
     Interest incurred is directly related to the average level of our homebuilding debt outstanding during the period. Comparing the three months ended December 31, 2007 with the same period of 2006, interest incurred related to homebuilding debt decreased by 21%, to $61.5 million, due to a 21% decrease in our average homebuilding debt.
Other Income
     Other income, net of other expenses, associated with homebuilding activities was $1.7 million in the three months ended December 31, 2007, compared to $1.1 million in the comparable period of 2006. The largest component of other income in both periods was interest income.
Homebuilding Results by Reporting Region
     Northeast Region — Homebuilding revenues decreased 39% in the three months ended December 31, 2007, from the comparable period of 2006, due to a 40% decrease in the number of homes closed. The region reported a loss before income taxes of $25.9 million in the three months ended December 31, 2007, compared to income of $14.9 million for the same period of 2006. The loss was primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $20.3 million in the three months ended December 31, 2007, compared to $1.7 million in the same period of 2006. A decrease in the region’s core home sales gross profit percentage (home sales gross profit percentage excluding impairments and earnest money and pre-acquisition cost write-offs) of 590 basis points in the three months ended December 31, 2007 compared to the same period of 2006 also contributed to the reduction in income before income taxes. The core home sales gross profit percentage decline in our South Carolina and Virginia markets had the greatest impact on the overall decrease in the region’s profitability.
     Midwest Region — Homebuilding revenues decreased 46% in the three months ended December 31, 2007, from the comparable period of 2006, due to a 45% decrease in the number of homes closed. The region reported income before income taxes of $0.5 million in the three months ended December 31, 2007, compared to a loss of $24.6 million for the same period of 2006. The change in income before income taxes was primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $4.2 million in the three months ended December 31, 2007, compared to $34.7 million in the same period of 2006. An increase in the region’s core home sales gross profit percentage of 230 basis points in the three months ended December 31, 2007 compared to the same period of 2006 also contributed to the improvement in the region’s income before income taxes. This increase was largely due to increases in core margins in our Denver market.
     Southeast Region — Homebuilding revenues decreased 37% in the three months ended December 31, 2007, from the comparable period of 2006, primarily due to a 38% decrease in the number of homes closed, as well as a 7% decrease in the average selling price of those homes. The decreases in homes closed and average selling price were partially offset by a $16.6 million increase in land sales. The region reported a loss before income taxes of $21.3 million in the three months ended December 31, 2007, compared to income of $27.7 million for the same period of 2006. The loss was primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $22.1 million in the three months ended December 31, 2007, compared to $6.1 million in the same period of 2006. A decrease in the region’s core home sales gross profit percentage of 750 basis points in the three months ended December 31, 2007 compared to the same period of 2006 also contributed to the reduction in income before income taxes. The core home sales gross profit percentage decline in our Florida markets had the greatest impact on the overall decrease. The Florida markets experienced rapid price increases in previous years which contributed to gross profit increases in 2005 and continued elevated gross profits in 2006. In 2007 and continuing into fiscal 2008, high inventory levels of new and existing homes and increased levels of sales incentives and home price reductions are typical throughout Florida, resulting in substantial gross profit declines.

     South Central Region — Homebuilding revenues decreased 23% in the three months ended December 31, 2007, from the comparable period of 2006, due to a 25% decrease in the number of homes closed. Income before income taxes for the region was $2.8 million in the three months ended December 31, 2007, down 91% from income of $32.5 million for the same period of 2006. Income before income taxes as a percentage of the region’s revenues (operating margin) decreased 640 basis points, to 0.8% in the three months ended December 31, 2007, from 7.2% in the comparable period of 2006. The decrease in operating margin for the three months ended December 31, 2007 was primarily due to a decrease in the region’s core home sales gross profit percentage of 240 basis points in the three months ended December 31, 2007, compared to the same period of 2006. The core home sales gross profit change was largely due to softening in the San Antonio market, where inventories of new and existing homes have increased, resulting in increased levels of sales incentives being offered by builders. The recording of inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $10.3 million in the three months ended December 31, 2007 compared to $2.8 million in the same period of 2006, also contributed to the decline in the region’s profitability.
     Southwest Region — Homebuilding revenues decreased 9% in the three months ended December 31, 2007, from the comparable period of 2006, primarily due to an 18% decrease in the number of homes closed, as well as a 5% decrease in the average selling price of those homes. The decreases in homes closed and average selling price were offset by a $56.0 million increase in land sales. Income before income taxes as a percentage of the region’s revenues (operating margin) decreased 150 basis points, to 9.2% in the three months ended December 31, 2007, from 10.7% in the comparable period of 2006. The decrease in operating margin for the three months ended December 31, 2007 was primarily due to a decrease in the region’s core home sales gross profit percentage of 270 basis points in the three months ended December 31, 2007, compared to the same period of 2006. The core home sales gross profit percentage change was largely due to declines in our Phoenix market. The Phoenix market experienced significant price increases in previous years which contributed to gross profit increases in 2005 and continued elevated gross profits in 2006. In 2007 and continuing into fiscal 2008, higher inventory levels of new and existing homes and increased sales incentives and home price reductions were more common in Phoenix, resulting in gross profit declines.
     California Region — Homebuilding revenues decreased 63% in the three months ended December 31, 2007, from the comparable period of 2006, primarily due to a 58% decrease in the number of homes closed, as well as a 12% decrease in the average selling price of those homes. The region reported a loss before income taxes of $141.7 million in the three months ended December 31, 2007, compared to income of $22.7 million for the same period of 2006. The loss was primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $131.4 million in the three months ended December 31, 2007, compared to $23.6 million in the same period of 2006. All of our California markets have incurred inventory impairments, with a larger concentration attributable to our Southern California markets. A decrease in the region’s core home sales gross profit percentage of 500 basis points in the three months ended December 31, 2007 compared to the same period of 2006 also contributed to the reduction in income before income taxes. Most of our California markets experienced rapid, significant home price increases in previous years which contributed to gross profit increases in 2005, but they also strained housing affordability for most potential homebuyers in California. Housing affordability remains an issue in California, and credit tightening in the mortgage markets has significantly limited the availability of many mortgage products used extensively by California homebuyers in recent years. Increased levels of sales incentives and home price reductions have been typical throughout California, as builders have attempted to increase demand for homes to reduce high inventory levels and to address affordability concerns, resulting in gross profit declines.
     West Region — Homebuilding revenues decreased 48% in the three months ended December 31, 2007, from the comparable period of 2006, due to a 49% decrease in the number of homes closed. The region reported a loss before income taxes of $61.1 million in the three months ended December 31, 2007, compared to income of $29.4 million for the same period of 2006. The loss was primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $57.5 million in the three months ended December 31, 2007, compared to $9.0 million in the same period of 2006. The majority of the inventory impairments relate to projects in our Las Vegas market. A decrease in the region’s core home sales gross profit percentage of 1,160 basis points in the three months ended December 31, 2007 compared to the same period of 2006 also contributed to the reduction in income before income taxes. The core home sales gross profit percentage decline in our Las Vegas market had the greatest impact on the overall decrease. The Las Vegas market experienced rapid, significant home price increases in previous years which contributed to gross profit increases in 2005 and continued elevated gross profits in 2006, but these price increases also strained housing affordability for many potential homebuyers there. Credit tightening in the mortgage markets has also significantly limited the availability of many mortgage products used extensively by Las Vegas homebuyers in recent years. Increased levels of sales incentives and home price reductions have been typical in Las Vegas’ new home communities, as builders have attempted to increase demand for homes to reduce high inventory levels and to address affordability concerns, resulting in gross profit declines.
RESULTS OF OPERATIONS – FINANCIAL SERVICES
     The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three-month periods ended December 31, 2007 and 2006:

	Three Months Ended December 31,
	2007	2006	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	3,893	7,093	(45)%
Number of homes closed by D.R. Horton	6,549	10,202	(36)%
DHI Mortgage capture rate	59%	70%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	4,054	10,153	(60)%
Total number of loans originated or brokered by DHI Mortgage	4,291	10,769	(60)%
Captive business percentage	94%	94%
Loans sold by DHI Mortgage to third parties	5,420	11,628	(53)%

	Three Months Ended December 31,
	2007	2006	% Change
	(In millions)
Loan origination fees	$7.5	$13.7	(45)%
Sale of servicing rights and gains from sale of mortgages	17.6	36.0	(51)%
Other revenues	3.3	6.3	(48)%

Total mortgage banking revenues	28.4	56.0	(49)%
Title policy premiums, net	6.6	10.5	(37)%

Total revenues	35.0	66.5	(47)%
General and administrative expense	30.5	45.0	(32)%
Interest expense	1.3	9.7	(87)%
Interest and other (income)	(3.7)	(15.3)	(76)%

Income before income taxes	$6.9	$27.1	(75)%

FINANCIAL SERVICES OPERATING MARGIN ANALYSIS

	Percentages of Financial Services Revenues
	Three Months Ended December 31,
	2007	2006
General and administrative expense	87.1%	67.7%
Interest expense	3.7%	14.6%
Interest and other (income)	(10.6)%	(23.0)%
Income before income taxes	19.7%	40.8%

Mortgage Loan Activity
     The volume of loans originated and brokered by our mortgage operations is directly related to the number and value of homes closed by our homebuilding operations. In the three-month period ended December 31, 2007, total first-lien loans originated or brokered by DHI Mortgage for our homebuyers decreased by 45%, primarily due to a 36% decrease in the number of homes closed. The percentage decrease in loans originated was greater than the percentage decrease in homes closed due to a decline in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing), to 59% in the current quarter, from 70% in the comparable prior year period.
     Home closings from our homebuilding operations constituted 94% of DHI Mortgage loan originations in the three-month periods ended December 31, 2007 and 2006. This consistently high rate reflects DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations.
     The number of loans sold to third-party investors decreased by 53% in the three months ended December 31, 2007, from the comparable period of 2006. The decrease was primarily due to the decrease in the number of mortgage loans originated as compared to the prior year period.
     During the second quarter of fiscal 2007, the market for certain non-traditional mortgage loans changed substantially, resulting in the reduced availability of some loan products that had previously been available to borrowers. The affected loan products were generally characterized by high combined loan-to-value ratios in combination with less required documentation than traditional mortgage loans. Prior to the credit tightening in the mortgage markets, such loans had constituted approximately half of our total originations; however, have since declined substantially as a percentage of total originations, while our originations of traditional conforming, conventional loans and FHA or VA insured loans have increased significantly.
Financial Services Revenues and Expenses
     Revenues from the financial services segment decreased 47%, to $35.0 million in the three months ended December 31, 2007, from $66.5 million in the comparable period of 2006. The decrease was primarily due to the decrease in the number of mortgage loans originated and sold. The majority of the revenues associated with our mortgage operations are recognized when the mortgage loans and related servicing rights are sold to third-party investors. Additionally, we increased our loan loss reserve from $24.6 million at September 30, 2007, to $27.8 million at December 31, 2007 to provide for estimated losses on loans held in portfolio, loans held for sale, and future obligations related to loans sold with recourse. The increase in this reserve resulted in a corresponding decrease to the gains on sale of mortgages, and reflects the current market conditions related to non-traditional products as described above, as well as potential repurchase obligations that exist on certain loans previously sold.
     General and administrative (G&A) expenses associated with financial services decreased 32%, to $30.5 million in the three months ended December 31, 2007, from $45.0 million in the comparable period of 2006. The largest component of our financial services G&A expense is employee compensation and related costs, which represented approximately 76% of G&A costs in both periods. Those costs decreased 33%, to $23.2 million in the three months ended December 31, 2007, from $34.5 million in the comparable period of 2006, as we have continued to align the number of employees with current and anticipated loan origination and title service levels. Our financial services operations employed approximately 900 and 1,400 employees at December 31, 2007 and 2006, respectively. As a percentage of financial services revenues, G&A expenses in the three-month period ended December 31, 2007 increased 1,940 basis points, to 87.1%, from 67.7% in the comparable period of 2006. The increase was primarily due to the reduction in revenue resulting from the decrease in mortgage loan volume during the first quarter of fiscal 2008. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur due to changes in the amount of revenue earned, as some expenses are not directly related to mortgage loan volume.

RESULTS OF OPERATIONS — CONSOLIDATED
Income (Loss) Before Income Taxes
     Loss before income taxes for the three months ended December 31, 2007 was $202.9 million, compared to income before income taxes of $176.9 million for the same period of 2006. The primary factor contributing to the decrease in consolidated earnings was a decrease in our homebuilding gross profit, which was negatively affected by a reduction in revenues and significantly higher inventory impairment charges during the current quarter. Further deterioration of market conditions in the homebuilding industry and related availability of mortgage financing may further reduce profitability, and may also result in further asset impairment charges against income in future periods.
Income Taxes
     In the three months ended December 31, 2007, the benefit from income taxes was $74.1 million, corresponding to the loss before income taxes in the period. In the three months ended December 31, 2006, the provision for income taxes was $67.2 million, corresponding to the income before income taxes in the period. Our effective tax benefit rate for the three-month period ended December 31, 2007 was 36.5%, compared to an effective tax rate of 38.0% in the same period of 2006.
     On October 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The cumulative effect of adopting FIN 48 had no impact on our beginning retained earnings. As of the date of adoption, total reserves for uncertain tax positions were $14.5 million, of which the entire amount would favorably impact our effective tax rate if recognized. Effective with our adoption of FIN 48, interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of the income tax provision. Interest and penalties related to unrecognized tax benefits were previously included in interest expense and in selling, general and administrative expense, respectively. At December 31, 2007, our total accrued interest and penalties relating to uncertain tax positions was $1.6 million. During the three months ended December 31, 2007, interest and penalties totaled $0.5 million. We do not expect the total amount of unrecognized tax benefits to significantly decrease or increase within twelve months of the current reporting date.
     We are subject to federal income tax and to income tax in multiple states. The Internal Revenue Service is currently examining our fiscal years 2004 and 2005 and we are being audited by various states. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2004 through 2008.
     SFAS No. 109, “Accounting for Income Taxes,” requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, we periodically assess the need to establish valuation allowances for deferred tax assets based on the SFAS 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the taxable income available in current statutory carryback periods, reversals of existing taxable temporary differences, tax planning strategies, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods, our historical experience in generating operating profits, and expectations for future profitability.
     Primarily as a result of recording significant inventory impairment charges during fiscal 2007 and the first quarter of fiscal 2008, the balance of our deferred tax asset increased substantially, resulting in the net deferred tax asset of $940.0 million at December 31, 2007. Our analysis of the need for a valuation allowance considered all available evidence. In our consideration of negative evidence, we recognize that we incurred substantial losses in both the most recent fiscal year ended September 30, 2007 and the quarter ended December 31, 2007. These losses were largely attributable to the challenging current market conditions that caused impairment charges for both inventory and goodwill. In our consideration of positive evidence we placed considerable weight on the fact that we have substantial taxable income available to us in our carryback periods and a significant portion of our deferred tax asset is expected to be realized through loss carrybacks based on the disposal of the related properties before

September 30, 2009. Further, we have a history of profitable operations and expect to be able to generate a sufficient amount of taxable income in future periods to realize the remaining deferred tax asset. Although realization is not assured, we believe it is more likely than not that all of the deferred tax asset at December 31, 2007 will be realized. If disposal of the related properties within the loss carryback period does not occur or if market conditions within the homebuilding industry worsen, it may affect our ability to fully realize the value of this asset, which may require a valuation adjustment resulting in additional income tax expense in our consolidated statement of operations, and such expense could be material.
CAPITAL RESOURCES AND LIQUIDITY
     We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt securities. As we utilize our capital resources and liquidity to fund our operations, we have focused on maintaining a strong balance sheet.
     At December 31, 2007, our ratio of net homebuilding debt to total capital was 39.5%, a decrease of 170 basis points from 41.2% at December 31, 2006, and 70 basis points from 40.2% at September 30, 2007. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash divided by total capital net of cash (homebuilding notes payable net of cash plus stockholders’ equity). The decrease in our ratio of net homebuilding debt to total capital at December 31, 2007 as compared with the ratio a year earlier was primarily due to paying down our homebuilding debt with cash flows from operations, partially offset by a decrease in retained earnings. We remain focused on strengthening our balance sheet by maintaining a ratio of net homebuilding debt to total capital within our target operating range of below 45% and on maintaining sufficient liquidity, so we can be flexible in reacting to market conditions. However, future period-end net homebuilding debt to total capital ratios may be higher than the 39.5% ratio achieved at December 31, 2007.
     We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its debt is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include homebuilding cash as a reduction of our homebuilding debt and total capital. For comparison to our ratios of net homebuilding debt to capital above, at December 31, 2007 and 2006, and at September 30, 2007, our ratios of homebuilding debt to total capital, without netting cash balances, were 40.1%, 41.6%, and 41.7%, respectively.
     We believe that we will be able to continue to fund our homebuilding and financial services operations and our future cash needs (including debt maturities) through a combination of our existing cash resources, cash flows from operations, our existing, renewed or amended credit facilities and, if needed, the issuance of new securities through the public capital markets.
Homebuilding Capital Resources
     Cash and Cash Equivalents — At December 31, 2007, we had available homebuilding cash and cash equivalents of $90.4 million.
     Bank Credit Facility and Indentures — We have an unsecured revolving credit facility which matures on December 16, 2011. The size of the facility, which was $2.5 billion from November 2006 through December 2007, includes a $1.0 billion letter of credit sub-facility. The facility has an uncommitted accordion provision which could be used to increase its size by $400 million upon obtaining additional commitments from lenders. The facility is guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries. We borrow funds through the revolving credit facility throughout the year to fund working capital requirements, and we repay such borrowings with cash generated from our operations and, in the past, from the issuance of public securities. We had no cash borrowings outstanding on our homebuilding revolving credit facility at December 31, 2007, and $150.0 million in cash borrowings outstanding at September 30, 2007.
     In January 2008, through an amendment to the credit agreement, the size of the revolving credit facility was reduced from $2.5 billion to $2.25 billion, with an uncommitted accordion feature of $400 million which can increase the size of the facility to $2.65 billion upon obtaining additional commitments from lenders. The amendment also revised certain financial covenants, including reducing the required level of Minimum Tangible Net

Worth and reducing the maximum Leverage Ratio. Additionally, the amended facility modified the Adjusted EBITDA to Interest Incurred covenant such that it can no longer result in an event of default.
     Under the debt covenants associated with our revolving credit facility, if we have fewer than two investment grade senior unsecured debt ratings from Moody’s Investors Service, Fitch Ratings and Standard and Poor’s Ratings Services, we are subject to a borrowing base limitation and restrictions on unsold homes and residential land and lots. During the first quarter of fiscal 2008 both Standard & Poor’s and Moody’s downgraded our senior debt rating by one level to below investment grade status; therefore, at December 31, 2007, these additional limitations were in effect.
     Under the borrowing base limitation, the sum of our senior debt and the amount drawn on our revolving credit facility may not exceed certain percentages of the various categories of our unencumbered inventory. At December 31, 2007, the borrowing base arrangement would have limited our additional borrowing capacity from any source to $1.9 billion.
     Based on the amended terms of the credit agreement, the following table presents the revised levels required to maintain our compliance with the financial covenants associated with our revolving credit facility, and the levels achieved as of and for the period ended December 31, 2007. These debt covenants are required to be maintained by us and all of our direct and indirect subsidiaries (collectively, Guarantor Subsidiaries), other than the financial services subsidiaries and certain inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries).

Level Achieved
as of or for the
12-month
	Required	Period Ended
	Level	December 31, 2007
Leverage Ratio (1)	0.55 to 1.0 or less	0.41 to 1.0
Ratio of Adjusted EBITDA to Interest Incurred (2)	—	3.2 to 1.0
Minimum Tangible Net Worth (3) (in millions)	$ 3,500.0	$ 5,136.5
Ratio of Unsold Homes to Homes Closed	40% or less	26%
Ratio of Residential Land and Lots to Tangible Net Worth	less than 150%	108%
(1)	The Leverage Ratio is calculated by deducting a portion of cash and cash equivalents from our notes payable (net notes payable) and dividing by the sum of stockholders’ equity and net notes payable.

(2)	Adjusted EBITDA is calculated by adding the following items to pre-tax income:
-	Interest expensed and amortized to cost of sales

-	Depreciation and amortization

-	Inventory impairments, land option cost write-offs and goodwill impairments
Although the terms of the amended credit agreement do not require a minimum level of interest coverage to create an event of default, if the Adjusted EBITDA to Interest Incurred ratio is less than 2.0 to 1 we would be required to pay additional pricing premiums as outlined in the amendment, and if the ratio is less than 1.5 to 1 for two consecutive quarters we must maintain an Adjusted Cash Flow to Interest Incurred ratio of 1.5 to 1 or maintain borrowing capacity under our borrowing base limitation plus unrestricted cash and cash equivalents of $500 million or more. Adjusted Cash Flow is calculated by adding cash provided by (used in) operating activities plus interest incurred.
Adjusted EBITDA excludes interest income and interest incurred is net of interest income.
(3)	Tangible Net Worth is calculated by deducting goodwill from stockholders’ equity.
     At December 31, 2007, we were in compliance with all of the covenants, limitations and restrictions that form a part of our bank revolving credit facility and our public debt obligations. Our continued borrowing availability depends on our ability to remain in compliance with these covenants, limitations and restrictions. Due to the current market conditions, the margins by which we have complied with some of these restrictions have declined. Additionally, if it appears that we will not be able to comply with these requirements in the future, it could be more difficult and expensive to obtain additional financing.
     Repayments of Public Unsecured Debt – On December 1, 2007, we repaid the $215 million principal amount of our 7.5% senior notes which became due on that date.
     Shelf Registration Statements – We have an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission, registering debt and equity securities which we may issue from time to time in amounts to be determined. Also, at December 31, 2007, we had the capacity to issue approximately 22.5 million shares of common stock under our acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.
Financial Services Capital Resources
     Cash and Cash Equivalents — At December 31, 2007, we had available financial services cash and cash equivalents of $38.7 million.
     Mortgage Warehouse Loan Facility – DHI Mortgage has a $540 million mortgage warehouse loan facility that matures March 28, 2008. Under the accordion provision of the credit agreement, the total capacity may be increased to $750 million upon obtaining additional commitments from lenders. At December 31, 2007, we had borrowings of $105.9 million outstanding under the mortgage warehouse facility.
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
     Commercial Paper Conduit Facility – DHI Mortgage also has a $600 million commercial paper conduit facility (the “CP conduit facility”) that matures June 27, 2009, subject to the annual renewal of the 364-day backup liquidity feature, which matures on June 27, 2008. At December 31, 2007, we had no borrowings outstanding under the CP conduit facility.
     In the past, we have been able to renew or extend the mortgage warehouse loan facility and the CP conduit facility on satisfactory terms prior to their maturities and obtain temporary additional commitments through amendments of the respective credit agreements during periods of higher than normal volumes of mortgages held for sale. The liquidity of our financial services business depends upon our continued ability to renew and extend these facilities or to obtain other additional financing in sufficient capacities. We are currently evaluating and seeking to renew the mortgage warehouse facility and the CP conduit facility; however, the credit tightening in the capital markets has increased financing costs related to mortgage-secured borrowings and may affect our ability to renew and extend these borrowing facilities on similar terms.
     The mortgage warehouse loan facility and the CP conduit facility are not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. Borrowings under both facilities are secured by certain mortgage loans held for sale, and if necessary, by restricted cash to the extent borrowings under the facility occur prior to the assignment of mortgage loans held for sale as collateral. The mortgage loans assigned to secure the CP conduit facility are used as collateral for asset-backed commercial paper issued by multi-seller conduits in the commercial paper market. At December 31, 2007, our financial services subsidiaries held total mortgage loans for sale of $245.1 million. All mortgage company activities have been financed with the mortgage warehouse facility, the CP conduit facility or internally generated funds. Both of the financial services credit facilities contain financial covenants as to our mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required net income. In addition, the CP conduit facility contains certain advance cessation triggers based on specified performance metrics of the Company and its Guarantor Subsidiaries which govern the availability of credit under the facility. At December 31, 2007, our financial services subsidiaries were in compliance with all of the conditions and covenants of the mortgage warehouse loan facility and the CP conduit facility.

Operating Cash Flow Activities
     For the three months ended December 31, 2007, net cash provided by our operating activities was $557.7 million compared to $295.5 million during the comparable period of the prior year. During the three months ended December 31, 2007, we continued to limit our investments in inventory, as evidenced by a $475.9 million decrease in owned inventory (excluding the impact of impairments and write-offs) during the current quarter, compared to $59.1 million of inventory growth in the same period of 2006. In light of the challenging market conditions, we have substantially slowed our purchases of land and lots and our development spending on land we own, and have restricted the number of homes under construction to better match our expected rate of home sales and closings. We plan to continue to reduce our number of homes under construction during the remainder of fiscal 2008 by starting construction on fewer homes than we close, and continuing to significantly limit our development spending. Our ability to reduce our inventory levels is, however, heavily dependent upon our ability to close a sufficient number of homes in the next few quarters, which may prove difficult if our sales order cancellation rate remains at elevated levels. To the extent our inventory levels decrease during the remainder of fiscal 2008, we expect to generate net positive cash flows from operating activities, should all other factors remain constant.
     Another significant factor affecting our operating cash flows for the three months ended December 31, 2007 was the decrease in mortgage loans held for sale of $278.4 million during the period. The decrease in mortgage loans held for sale was due to a decrease in the number of loans originated during the first quarter of fiscal 2008 compared to the fourth quarter of fiscal 2007. We expect to continue to use cash to fund an increase in mortgage loans held for sale in quarters when our homebuilding closings grow. However, in periods when home closings are flat or decline as compared to prior periods, or if our mortgage capture rate declines, the amounts of net cash used may be reduced or we may generate positive cash flows from reductions in the balances of mortgage loans held for sale as we did in the current quarter.
Investing Cash Flow Activities
     For the three months ended December 31, 2007 and 2006, cash used in investing activities represented net purchases of property and equipment, primarily model home furniture and office equipment. Such purchases are not significant relative to our total assets or cash flows, but were reduced in the current quarter in light of the weaker market conditions.
Financing Cash Flow Activities
     The majority of our short-term financing needs are funded with cash generated from operations and borrowings available under our homebuilding and financial services credit facilities. Long-term financing needs of our homebuilding operations have been generally funded with the issuance of new senior unsecured debt securities through the public capital markets. Our homebuilding senior and senior subordinated notes and borrowings under our homebuilding revolving credit facility are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.
     During the three months ended December 31, 2007, our Board of Directors declared a quarterly cash dividend of $0.15 per common share, which was paid on November 16, 2007 to stockholders of record on November 5, 2007. In January 2008, our Board of Directors declared a quarterly cash dividend of $0.15 per common share, payable on February 20, 2008 to stockholders of record on February 12, 2008. Quarterly cash dividends of $0.15 per common share were declared in the comparable quarters of fiscal 2007. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions, as well as compliance with covenants contained in our financing arrangements and note indentures.
Changes in Capital Structure
     In November 2007, our Board of Directors extended its authorizations for the repurchase of up to $463.2 million of the Company’s common stock and the repurchase of debt securities of up to $500 million to November 30, 2008. As of December 31, 2007, the full amount of both authorizations remained available for repurchases.

CONTRACTUAL CASH OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
     Our primary contractual cash obligations for our homebuilding and financial services segments are payments under short-term and long-term debt agreements and lease payments under operating leases. Purchase obligations of our homebuilding segment represent specific performance requirements under lot option purchase agreements that may require us to purchase land contingent upon the land seller meeting certain obligations. We expect to fund our contractual obligations in the ordinary course of business through our operating cash flows, our homebuilding and financial services credit facilities and, if needed, by accessing the public capital markets.
     At December 31, 2007, our homebuilding operations had outstanding letters of credit of $81.1 million and surety bonds of $2.0 billion, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.
     Our financial services subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.
     In the ordinary course of business, we enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Within the land and lot option purchase contracts in force at December 31, 2007, there were a limited number of contracts, representing only $59.7 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting certain obligations. Also, pursuant to the provisions of Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” as amended (FIN 46), issued by the FASB, we consolidated certain variable interest entities with assets of $31.7 million related to some of our outstanding land and lot option purchase contracts. Creditors, if any, of these variable interest entities have no recourse against us. Additionally, pursuant to SFAS No. 49, “Accounting for Product Financing Arrangements,” we recorded $56.9 million of land inventory not owned related to some of our outstanding land and lot option purchase contracts. Further discussion of our land option contracts is provided in the “Land and Lot Position and Homes in Inventory” section that follows.

LAND AND LOT POSITION AND HOMES IN INVENTORY
     The following is a summary of our land and lot position and homes in inventory at December 31, 2007 and September 30, 2007:

	As of December 31, 2007				As of September 30, 2007
		Lots				Lots
		Controlled				Controlled
	Lots Owned -	Under Lot	Total		Lots Owned -	Under Lot	Total
	Developed	Option and	Land/Lots	Homes	Developed	Option and	Land/Lots	Homes
	and Under	Similar	Owned and	in	and Under	Similar	Owned and	in
	Development	Contracts	Controlled	Inventory	Development	Contracts	Controlled	Inventory
Northeast	14,000	10,000	24,000	1,500	14,000	12,000	26,000	1,800
Midwest	10,000	3,000	13,000	1,600	10,000	3,000	13,000	1,900
Southeast	30,000	11,000	41,000	2,800	32,000	14,000	46,000	3,400
South Central	31,000	12,000	43,000	4,200	31,000	15,000	46,000	4,400
Southwest	17,000	8,000	25,000	2,600	38,000	8,000	46,000	3,100
California	14,000	8,000	22,000	2,900	14,000	9,000	23,000	3,300
West	27,000	2,000	29,000	1,700	28,000	2,000	30,000	2,000

	143,000	54,000	197,000	17,300	167,000	63,000	230,000	19,900

	73%	27%	100%		73%	27%	100%

     At December 31, 2007, we owned or controlled approximately 197,000 lots, 27% of which were lots under option or similar contracts, compared with approximately 230,000 lots at September 30, 2007. Our current strategy is to continue to reduce our owned and controlled lot position, in line with our reduced expectations for future home sales and closings, through the construction and sale of homes and sales of land and lots, along with critical evaluation of acquiring lots currently controlled under option.
     At December 31, 2007, we controlled approximately 54,000 lots with a total remaining purchase price of approximately $1.5 billion under land and lot option purchase contracts, with a total of $90.7 million in earnest money deposits. Our lots controlled included approximately 16,200 optioned lots with a remaining purchase price of approximately $428.7 million and secured by deposits totaling $28.6 million, for which we do not expect to exercise our option to purchase the land or lots, but the contract has not yet been terminated. Consequently, we have written off the deposits related to these contracts, resulting in a net earnest money deposit balance of $62.1 million at December 31, 2007.
     We had a total of approximately 17,300 homes in inventory, including approximately 1,900 model homes at December 31, 2007, compared to approximately 19,900 homes in inventory, including approximately 2,000 model homes at September 30, 2007. Of our total homes in inventory, approximately 9,800 and 10,600 were unsold at December 31, 2007 and September 30, 2007, respectively. At December 31, 2007, approximately 5,300 of our unsold homes were completed, of which approximately 1,500 homes had been completed for more than six months. At September 30, 2007, approximately 5,000 of our unsold homes were completed, of which approximately 1,100 homes had been completed for more than six months. Our strategy is to continue to reduce our total number of homes in inventory and our number of unsold homes in inventory during fiscal 2008, in line with our reduced expectations for future home sales and closings.
CRITICAL ACCOUNTING POLICIES
     As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2007, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, the consolidation of variable interest entities, warranty and insurance claim costs, goodwill, income taxes and stock-based compensation. Since September 30, 2007, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

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
FORWARD-LOOKING STATEMENTS
     Some of the statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:
•	the continuing downturn in the homebuilding industry, including further deterioration in industry or broader economic conditions;

•	the reduction in availability of mortgage financing and liquidity in the financial markets;

•	the limited success of our strategies in responding to adverse conditions in the industry;

•	changes in general economic, real estate, construction and other business conditions;

•	changes in interest rates or other costs of owning a home;

•	the effects of governmental regulations and environmental matters;

•	our substantial debt;

•	competitive conditions within our industry;

•	the availability of capital;

•	our ability to effect any future growth strategies successfully; and

•	the uncertainties inherent in home warranty and construction defect claims matters.
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
     Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific investor through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party investors. The hedging instruments related to IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recognized in current earnings. Hedging instruments related to funded, uncommitted loans are designated as fair value hedges, with changes in the value of the derivative instruments recognized in current earnings, along with changes in the value of the funded, uncommitted loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the three months ended December 31, 2007 and 2006 was not significant, is recognized in current earnings. At December 31, 2007, hedging instruments to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $486.2 million. Uncommitted IRLCs, the duration of which are generally less than six months, totaled approximately $111.6 million, and uncommitted mortgage loans held for sale totaled approximately $42.2 million at December 31, 2007. The fair value of the hedging instruments and IRLCs at December 31, 2007 was an insignificant amount.
     We also purchase forward rate agreements (FRAs) and economic interest rate hedges as part of a program to potentially offer homebuyers a below market interest rate on their home financing. At December 31, 2007, these potential mortgage loan originations totaled approximately $95.8 million and were hedged with FRAs of $24.1 million and economic interest rate hedges of $817.6 million in EDFC put options and $34.8 million in MBS put options. Both the FRAs and economic interest rate hedges have various maturities not exceeding twelve months. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. The gains and losses for the three months ended December 31, 2007 were not significant.

     The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2007. The interest rates for our variable rate debt represent the weighted average interest rates in effect at December 31, 2007. In addition, the table sets forth the notional amount, weighted average interest rate and estimated fair value of our interest rate swaps. Because the mortgage warehouse credit facility and CP conduit facility are secured by certain mortgage loans held for sale which are typically sold within 60 days, their outstanding balances are included as variable rate maturities in the most current period presented. At December 31, 2007, the fair value of the interest rate swaps was a $0.5 million liability.

	Nine Months
	Ending								Fair value
	September 30,	Fiscal Year Ending September 30,							at
	2008	2009	2010	2011	2012	2013	Thereafter	Total	12/31/07
	(In millions)
Debt:
Fixed rate	$22.5	$592.2	$400.0	$450.0	$314.6	$300.0	$1,550.0	$3,629.3	$3,226.9
Average interest rate	8.2%	7.3%	6.9%	7.0%	5.4%	6.7%	6.0%	6.5%
Variable rate	$105.9	$—	$—	$—	$—	$—	$—	$105.9	$105.9
Average interest rate	5.4%	—	—	—	—	—	—	5.4%
Interest Rate Swaps:
Variable to fixed	$200.0	$—	$—	$—	$—	$—	$—	$—	$0.5
Average pay rate	5.0%	—	—	—	—	—	—	—
Average receive rate	90-day LIBOR
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
     There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in lawsuits and other contingencies in the ordinary course of business. While the outcome of such contingencies cannot be predicted with certainty, we believe that the liabilities arising from these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds our estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.
     On June 15, 2007, a putative class action, John R. Yeatman, et al. v. D.R. Horton, Inc., et al., was filed by one of our customers against us and our affiliated mortgage company subsidiary in the United States District Court for the Southern District of Georgia. The complaint seeks certification of a class alleged to include persons who, within the year preceding the filing of the suit, purchased a home from us and obtained a mortgage for such purchase from our affiliated mortgage company subsidiary. The complaint alleges that we violated Section 8 of the Real Estate Settlement Procedures Act by effectively requiring our homebuyers to use our affiliated mortgage company to finance their home purchases by offering certain discounts and incentives. The action seeks damages in an unspecified amount and injunctive relief. We believe the claims alleged in this action are without merit and will defend them vigorously. However, as this action is still in its early stages, we are unable to express an opinion as to the likelihood of an unfavorable outcome or the amount of damages, if any. Consequently, the Company has not recorded any associated liabilities in the accompanying consolidated balance sheet.
ITEM 5. OTHER INFORMATION
     The Company held its annual stockholders meeting on January 31, 2008. At the meeting, the Company’s stockholders took the following actions (i) elected Donald R. Horton, Bradley S. Anderson, Michael R. Buchanan, Richard I. Galland, Michael W. Hewatt, Bob G. Scott, Donald J. Tomnitz and Bill W. Wheat as directors, (ii) approved an amendment and restatement to the Company’s Amended and Restated 2000 Incentive Bonus Plan, (iii) approved the Company’s 2008 Performance Unit Plan, and (iv) did not approve a stockholder proposal concerning a pay-for-superior-performance standard for executive compensation.

ITEM 6. EXHIBITS

(a)	Exhibits.

	3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992. (1)

	3.2	Amended and Restated Bylaws of the Company. (2)

	10.1	Fourth Amendment to Revolving Credit Agreement, dated January 4, 2008 among D.R. Horton, Inc. and Wachovia Bank, National Association, as Administrative Agent, and the Lenders named in the Revolving Credit Agreement. (3)

	10.2†	Summary of Compensation of certain Named Executive Officers. (4)

	10.3†	Summary of Compensation of certain Named Executive Officers. (5)

	10.4	D.R. Horton, Inc. Amended and Restated 2000 Incentive Bonus Plan. (*)

	10.5	D.R. Horton, Inc. 2008 Performance Unit Plan. (*)

	31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

	31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

	32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer. (*)

	32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer. (*)

*	Filed herewith.

†	Management compensatory plan.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the SEC on February 16, 1999.

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2008.

(4)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2007.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2007.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.

Date: February 7, 2008	By:	/s/ Bill W. Wheat

Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial
Officer (Principal Financial and Principal
Accounting Officer)