Form 10-Q
period 2008-03-31
HORTON D R INC /DE/
filed 2008-05-09
CIK 882184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $.01 par value — 315,869,604 shares as of May 5, 2008

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2008	2007
	(In millions)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$518.9	$228.3
Inventories:
Construction in progress and finished homes	2,200.1	3,346.8
Residential land and lots — developed and under development	4,049.8	5,334.7
Land held for development	721.5	540.1
Land inventory not owned	94.0	121.9

	7,065.4	9,343.5
Property and equipment, net	88.9	110.2
Deferred income taxes, net of valuation allowance of $719.0 million and $4.7 million at March 31, 2008 and September 30, 2007, respectively	545.5	863.8
Earnest money deposits and other assets	238.9	291.2
Goodwill	95.3	95.3

	8,552.9	10,932.3

Financial Services:
Cash and cash equivalents	42.0	41.3
Mortgage loans held for sale	307.1	523.5
Other assets	53.2	59.2

	402.3	624.0

Total assets	$8,955.2	$11,556.3

LIABILITIES
Homebuilding:
Accounts payable	$290.4	$566.2
Accrued expenses and other liabilities	793.7	933.3
Notes payable	3,580.8	3,989.0

	4,664.9	5,488.5

Financial Services:
Accounts payable and other liabilities	19.2	24.7
Repurchase agreement and notes payable to financial institutions	164.0	387.8

	183.2	412.5

	4,848.1	5,901.0

Minority interests	34.3	68.4

STOCKHOLDERS’ EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 319,502,549 shares issued and 315,847,316 shares outstanding at March 31, 2008 and 318,569,673 shares issued and 314,914,440 shares outstanding at September 30, 2007	3.2	3.2
Additional capital	1,708.2	1,693.3
Retained earnings	2,457.1	3,986.1
Treasury stock, 3,655,233 shares at March 31, 2008 and September 30, 2007, at cost	(95.7)	(95.7)

	4,072.8	5,586.9

Total liabilities and stockholders’ equity	$8,955.2	$11,556.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In millions, except per share data)
	(Unaudited)
Homebuilding:
Revenues:
Home sales	$1,597.8	$2,521.5	$3,204.8	$5,282.6
Land/lot sales	26.2	94.7	126.8	135.1

	1,624.0	2,616.2	3,331.6	5,417.7

Cost of sales:
Home sales	1,447.5	2,074.4	2,825.4	4,321.3
Land/lot sales	21.2	89.1	103.9	122.1
Inventory impairments and land option cost write-offs	834.1	81.2	1,079.5	158.8

	2,302.8	2,244.7	4,008.8	4,602.2

Gross profit (loss):
Home sales	150.3	447.1	379.4	961.3
Land/lot sales	5.0	5.6	22.9	13.0
Inventory impairments and land option cost write-offs	(834.1)	(81.2)	(1,079.5)	(158.8)

	(678.8)	371.5	(677.2)	815.5

Selling, general and administrative expense	208.3	296.0	421.4	591.3
Interest expense	11.2	—	11.2	—
Other (income)	(1.8)	(0.6)	(3.5)	(1.7)

	(896.5)	76.1	(1,106.3)	225.9

Financial Services:
Revenues	32.9	41.9	67.9	108.4
General and administrative expense	22.8	38.4	53.3	83.4
Interest expense	0.8	6.8	2.1	16.4
Interest and other (income)	(2.6)	(10.6)	(6.3)	(25.9)

	11.9	7.3	18.8	34.5

Income (loss) before income taxes	(884.6)	83.4	(1,087.5)	260.4
Provision for income taxes	421.0	31.7	347.0	99.0

Net income (loss)	$(1,305.6)	$51.7	$(1,434.5)	$161.4

Basic and diluted net income (loss) per common share	$(4.14)	$0.16	$(4.55)	$0.51

Cash dividends declared per common share	$0.15	$0.15	$0.30	$0.30

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
	Ended March 31,
	2008	2007
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(1,434.5)	$161.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29.1	32.0
Amortization of debt discounts and fees	3.5	3.4
Stock option compensation expense	5.7	6.1
Income tax benefit from stock option exercises	(2.0)	(4.6)
Deferred income taxes	318.3	(6.0)
Inventory impairments and land option cost write-offs	1,079.5	158.8
Changes in operating assets and liabilities:
Decrease in construction in progress and finished homes	923.9	127.3
Decrease (increase) in residential land and lots — developed, under development, and held for development	253.8	(131.5)
Decrease in earnest money deposits and other assets	44.1	81.8
Decrease in mortgage loans held for sale	216.4	454.3
Decrease in accounts payable, accrued expenses and other liabilities	(427.8)	(409.2)

Net cash provided by operating activities	1,010.0	473.8

INVESTING ACTIVITIES
Purchases of property and equipment	(6.8)	(24.3)

Cash used in investing activities	(6.8)	(24.3)

FINANCING ACTIVITIES
Proceeds from notes payable and repurchase agreement	282.0	1,660.0
Repayment of notes payable	(907.8)	(2,645.0)
Decrease in restricted cash	—	248.3
Proceeds from stock associated with certain employee benefit plans	6.4	7.7
Income tax benefit from stock option exercises	2.0	4.6
Cash dividends paid	(94.5)	(94.1)

Net cash used in financing activities	(711.9)	(818.5)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	291.3	(369.0)
Cash and cash equivalents at beginning of period	269.6	587.6

Cash and cash equivalents at end of period	$560.9	$218.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2008
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires), as well as certain variable interest entities required to be consolidated pursuant to Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” as amended (FIN 46), issued by the Financial Accounting Standards Board (FASB). All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal, recurring accruals and the asset impairment charges and deferred income tax asset valuation allowance discussed below) considered necessary for a fair presentation have been included. These financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007. Certain reclassifications have been made in the prior year’s financial statements to conform to classifications used in the current year.
Seasonality
     Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and six-month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
Business
     The Company is a national homebuilder that is engaged primarily in the construction and sale of single-family housing in 82 markets and 27 states in the United States at March 31, 2008. The Company designs, builds and sells single-family detached houses on lots it developed and on finished lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. Periodically, the Company sells land and lots. The Company also provides title agency and mortgage financing services, principally to its homebuyers. The Company generally does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.
NOTE B — INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” land inventory and related communities under development are reviewed for potential write-downs when impairment indicators are present. The Company reviews its inventory at

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2008
the community level and determines if impairment indicators exist on inventory held and used by analyzing a variety of factors including, but not limited to, the following:
•	gross margins on homes closed in recent months;

•	projected gross margins on homes in backlog;

•	projected gross margins based on community budgets;

•	trends in gross margins, average selling prices or cost of sales;

•	sales absorption rates; and

•	performance of other communities in nearby locations.
     If indicators of impairment are present for a community, SFAS No. 144 requires an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if so, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by community specific factors including estimates of the amounts and timing of future revenues and estimates of the amount of land development, materials and labor costs which, in turn, may be impacted by the following local market conditions:
•	supply and availability of new and existing homes;

•	location and desirability of the Company’s neighborhoods;

•	variety of product types offered in the area;

•	pricing and use of incentives by the Company and its competitors;

•	alternative uses for the Company’s land or communities such as the sale of land, finished lots or home sites to third parties;

•	amount of land and lots the Company owns or controls in a particular market or sub-market; and

•	local economic and demographic trends.
     Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.
     The Company performs its impairment analysis based on total inventory at the community level. The Company’s determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. When an impairment charge for a community is determined, the charge is then allocated to each lot in the community in the same manner as land and development costs are allocated to each lot. The inventory within each community is categorized as construction in progress and finished homes, residential land and lots—developed and under development, and land held for development, based on the stage of production or plans for future development.
     At March 31, 2008, the Company had $379.5 million of land held for sale, consisting of land held for development and land under development that has met the criteria of available for sale in accordance with SFAS No. 144. Land held for sale is carried at the lesser of its carrying value or fair value less estimated costs to sell. Additionally, impairment charges are also recorded on finished homes in substantially completed communities when events or circumstances indicate that the carrying values are greater than the fair value less estimated costs to sell these homes.
     During the first six months of fiscal 2008, the difficult conditions within the homebuilding industry that prevailed during fiscal 2007 became more challenging. High inventory levels of both new and existing homes, elevated cancellation rates, low sales absorption rates, affordability issues and overall weak consumer confidence persisted throughout the period. The effects of these factors continued to be magnified by the tightening of credit standards in the mortgage markets, which has caused a decline in the availability of certain mortgage products. More

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2008
recently, increasing home foreclosures and indications of weakness in the general economy have caused additional weakness in many housing markets. During the second quarter, the Company attempted to increase its sales absorption rates in many communities by aggressively using price concessions and higher levels of sales incentives. This strategy increased the sales absorption pace during the second quarter as compared to the first quarter, but caused a decrease in the gross profit from home sales revenues.
     The market factors mentioned above, combined with declines in sales order prices and gross profit from home sales revenues during the quarter, have caused the Company’s outlook for the homebuilding industry and its impact on its business to remain cautious. The Company’s continuing outlook is that housing market conditions will be challenging and may deteriorate further, and that the timing of a recovery in the housing market remains unclear.
     When the Company performed its quarterly inventory impairment analysis in accordance with SFAS No. 144, the assumptions utilized reflected the expectation that the challenging conditions in the homebuilding industry will persist. Therefore, the current quarter impairment evaluation continued to indicate a significant number of communities with impairment indicators. Communities with a combined carrying value of $3,677.4 million as of March 31, 2008, had indicators of potential impairment and were evaluated for impairment. The analysis of each of these communities generally assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community or for comparable communities in order to generate an acceptable absorption rate. While it is difficult to determine a timeframe for a given community in the current market conditions, the remaining lives of these communities was estimated to be in a range from six months to in excess of ten years. Through this evaluation process, it was determined that communities with a carrying value of $2,023.5 million as of March 31, 2008, the largest portions of which were in the California, Southeast and West regions, were impaired. As a result, during the three months ended March 31, 2008, impairment charges totaling $817.1 million were recorded to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $67.3 million in the same period of the prior year. During the six months ended March 31, 2008 and 2007, impairment charges totaled $1,060.5 million and $108.2 million, respectively. In the three months ended March 31, 2008, approximately 85% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 15% of the charges were recorded to residential construction in progress and finished homes inventory. In the six months ended March 31, 2008, approximately 79% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 21% of the charges were recorded to residential construction in progress and finished homes inventory.
     If conditions in the homebuilding industry or specific markets in which the Company operates worsen beyond current expectations, and as the Company re-evaluates specific community pricing and incentive strategies, the Company may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges, and such charges could be material.
     Based on a quarterly review of land and lot option contracts, the Company has written off earnest money deposits and pre-acquisition costs related to contracts which it no longer plans to pursue. During the three-month periods ended March 31, 2008 and 2007, the Company wrote off $17.0 million and $13.9 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts. During the six-month periods ended March 31, 2008 and 2007, the Company wrote off $19.0 million and $50.6 million, respectively, of such deposits and costs.
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
March 31, 2008
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
     The consolidation of these variable interest entities added $24.8 million in land inventory not owned and minority interests related to entities not owned to the Company’s balance sheet at March 31, 2008. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $5.3 million and performance letters of credit, promissory notes and surety bonds totaling $0.3 million. Creditors, if any, of these variable interest entities have no recourse against the Company.
     For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits. At March 31, 2008, such exposure totaled $35.3 million.
     Additionally, the Company evaluated land and lot option purchase contracts in accordance with SFAS No. 49, “Accounting for Product Financing Arrangements,” and added $69.2 million in land inventory not owned, with a corresponding increase to accrued expenses and other liabilities, to the Company’s balance sheet at March 31, 2008 as a result of this evaluation.
NOTE D — NOTES PAYABLE
     The Company’s notes payable at their principal amounts, net of unamortized discounts, as applicable, consist of the following:

	March 31,	September 30,
	2008	2007
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2011	$—	$150.0
7.5% senior notes due 2007	—	215.0
5% senior notes due 2009, net	199.9	199.8
8% senior notes due 2009, net	384.7	384.6
4.875% senior notes due 2010, net	249.4	249.3
9.75% senior subordinated notes due 2010, net	113.2	149.5
6% senior notes due 2011, net	249.6	249.5
7.875% senior notes due 2011, net	199.3	199.2
5.375% senior notes due 2012	300.0	300.0
6.875% senior notes due 2013	200.0	200.0
5.875% senior notes due 2013	100.0	100.0
6.125% senior notes due 2014, net	198.1	197.9
5.625% senior notes due 2014, net	248.5	248.5
5.25% senior notes due 2015, net	298.2	298.1
5.625% senior notes due 2016, net	298.0	297.9
6.5% senior notes due 2016, net	499.1	499.1
Secured and other	42.8	50.6

	$3,580.8	$3,989.0

Financial Services:
Mortgage repurchase facility, maturing 2009	$164.0	$—
Mortgage warehouse facility, matured March 28, 2008	—	267.8
Commercial paper conduit facility, terminated April 1, 2008	—	120.0

	$164.0	$387.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2008
     The Company has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.
Homebuilding:
     The Company has a $2.25 billion unsecured revolving credit facility, which includes a $1.0 billion letter of credit sub-facility. The revolving credit facility, which matures December 16, 2011, has an uncommitted accordion provision of $400 million which could be used to increase the size of the facility to $2.65 billion upon obtaining additional commitments from lenders. The Company’s borrowing capacity under this facility is reduced by the amount of letters of credit outstanding, and may be further reduced by the limitations in effect under the borrowing base arrangement described below. The facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of homebuilding debt to total capitalization, its ratio of adjusted EBITDA to adjusted interest incurred and its senior unsecured debt rating. At March 31, 2008, the Company had no cash borrowings outstanding on the homebuilding revolving credit facility and the interest rate was 3.4%. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees.
     In January 2008, through an amendment to the credit agreement, the size of the revolving credit facility was reduced from $2.5 billion to $2.25 billion. The amendment also revised certain financial covenants, including reducing the required level of minimum tangible net worth and reducing the maximum leverage ratio. Additionally, the amended facility modified the adjusted EBITDA to adjusted interest incurred covenant such that it can no longer result in an event of default.
     Under the debt covenants associated with the revolving credit facility, if the Company has fewer than two investment grade senior unsecured debt ratings from Moody’s Investors Service, Fitch Ratings and Standard and Poor’s Ratings Services, it is subject to a borrowing base limitation and restrictions on unsold homes and residential land and lots. During the first quarter of fiscal 2008 both Standard & Poor’s and Moody’s downgraded the Company’s senior debt rating by one level to below investment grade status; therefore, these additional limitations are currently in effect.
     Under the borrowing base limitation, the sum of the Company’s senior debt and the amount drawn on the revolving credit facility may not exceed certain percentages of the various categories of unencumbered inventory and cash and cash equivalents. At March 31, 2008, the borrowing base arrangement limited the Company’s additional borrowing capacity from any source to $1.3 billion.
     In November 2007, the Board of Directors extended its authorization for the repurchase of up to $500 million of the Company’s outstanding debt securities to November 30, 2008. At March 31, 2008, $463.5 million of the authorization was remaining.
     On December 1, 2007, the Company repaid the $215 million principal amount of its 7.5% senior notes which became due on that date.
     In February 2008, the Company, through an unsolicited transaction, repurchased $36.5 million principal amount of its 9.75% senior subordinated notes due 2010 for a purchase price of $36.0 million, plus accrued interest. The gain of $0.5 million is included in homebuilding other income in the consolidated statements of operations for the three and six months ended March 31, 2008.
     The revolving credit facility and the indenture governing the senior subordinated notes impose restrictions on the Company’s operations and activities. The most significant restrictions relate to limits on investments, cash dividends, stock repurchases and other restricted payments; incurrence of indebtedness; creation of liens and asset dispositions, and require maintenance of certain levels of leverage, tangible net worth and components of inventory. In addition, the indentures governing the senior notes impose restrictions on the creation of liens.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2008
The revolving credit facility requires the Company to maintain certain levels of leverage, tangible net worth and components of inventory. If the Company does not maintain the requisite levels, it may not be able to pay dividends or available financing could be reduced. At March 31, 2008, the Company is limited from making payments which reduce its tangible net worth, such as dividends or stock repurchases, in excess of $289.7 million which represents the excess of the Company’s tangible net worth over the level required under the revolving credit facility. Future net losses would reduce the Company’s tangible net worth and thus reduce this availability.
     At March 31, 2008, under covenants contained in the indenture governing the senior subordinated notes, approximately $800 million was available for all restricted payments, such as dividends, stock repurchases and other investments as defined in the indenture governing the senior subordinated notes; however, availability of this amount in future periods may be affected by future operating results and interest coverage levels.
     At March 31, 2008, the Company was in compliance with all of the covenants, limitations and restrictions that form a part of the bank revolving credit facility and the public debt obligations. However, the margins by which the Company has complied with the tangible net worth covenant of its revolving credit facility and the interest coverage ratio of the senior subordinated notes indenture have declined. If the Company’s operating results continue at current levels, tangible net worth and the interest coverage ratio will likely decline below the required levels by the end of fiscal 2008. Consequently, the Company intends to seek an amendment to its revolving credit facility to modify the covenant provisions included in the credit facility before the end of the current fiscal year. The amendment may also include, among other things, a reduction in the commitment amount under this facility. Additionally, the Company intends to address the interest coverage incurrence ratio of the senior subordinated notes indenture before operating results could become insufficient to satisfy it. If the Company failed to satisfy this ratio, the Company would be precluded from making certain restricted payments, including dividends, and incurring additional debt other than certain refinancing indebtedness, purchase money indebtedness and other permitted indebtedness, including $1 billion principal amount of indebtedness under the revolving credit facility at any time outstanding.
Financial Services:
     The Company’s mortgage subsidiary had a $540 million mortgage warehouse loan facility that matured March 28, 2008. This facility was replaced with the mortgage repurchase facility described below.
     On March 28, 2008, DHI Mortgage entered into a mortgage sale and repurchase agreement (the “mortgage repurchase facility”), that matures March 26, 2009. The mortgage repurchase facility, which replaced the mortgage warehouse loan facility, provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third party investors in the secondary market or upon a specified time per the terms of the mortgage repurchase facility. As of March 31, 2008, $247.7 million of mortgage loans held for sale were pledged under this repurchase arrangement. Under generally accepted accounting principles, the mortgage repurchase facility is accounted for as a secured financing. The facility has a capacity of $275 million, subject to an accordion feature that could increase the total capacity to $500 million based on obtaining increased commitments from existing counterparties, new commitments from prospective counterparties, or a combination of both. In addition, DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance fundings totaling $66.9 million, DHI Mortgage had an obligation of $164.0 million outstanding under the mortgage repurchase facility at March 31, 2008 and the interest rate was 3.8%.
     The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth, its minimum required net income and its minimum required liquidity. At March 31, 2008, the Company’s financial services subsidiaries were in compliance with all of the conditions and covenants of the mortgage repurchase facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2008
     The Company’s mortgage subsidiary also had a $600 million commercial paper conduit facility (the “CP conduit facility”) with a maturity date of June 27, 2009. At March 31, 2008, the mortgage subsidiary was in compliance with all of the conditions and covenants of the CP conduit facility. Effective April 1, 2008, the CP conduit facility was voluntarily terminated by agreement of the parties, as the Company believes its mortgage repurchase facility entered into in March 2008 will provide sufficient liquidity for its mortgage operations.
NOTE E — HOMEBUILDING INTEREST
     The Company capitalizes homebuilding interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Additionally, the Company writes off a portion of the capitalized interest related to communities for which inventory impairments are recorded in accordance with SFAS No. 144. Historically, the Company’s inventory eligible for interest capitalization (“active inventory”) exceeded its debt levels. As a result of the Company’s reduction of its inventories, the Company’s active inventory was lower than its debt level for the three months ended March 31, 2008, so a portion of the interest incurred during the period was expensed directly to interest expense. As all interest incurred is ultimately expensed, this occurrence only accelerated the expense recognition of $11.2 million of the interest incurred. The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, expensed as interest expense, charged to cost of sales and written off during the three and six-month periods ended March 31, 2008 and 2007:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
		(In millions)
Capitalized interest, beginning of period	$327.5	$312.7	$338.7	$288.9
Interest incurred	57.9	78.4	119.4	156.5
Interest expensed:
Directly to interest expense	(11.2)	—	(11.2)	—
Amortized to cost of sales	(75.2)	(54.4)	(133.2)	(107.5)
Written off with inventory impairments	(45.7)	(2.0)	(60.4)	(3.2)

Capitalized interest, end of period	$253.3	$334.7	$253.3	$334.7

NOTE F — WARRANTY COSTS
     The Company typically provides its homebuyers a one-year comprehensive limited warranty for all parts and labor and a ten-year limited warranty for major construction defects. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built. Changes in the Company’s warranty liability during the three and six-month periods ended March 31, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
		(In millions)
Warranty liability, beginning of period	$106.7	$126.1	$116.0	$130.4
Warranties issued	7.6	12.0	15.2	25.2
Changes in liability for pre-existing warranties	(5.7)	(3.5)	(11.3)	(8.6)
Settlements made	(9.9)	(13.8)	(21.2)	(26.2)

Warranty liability, end of period	$98.7	$120.8	$98.7	$120.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2008
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
Mortgage Loans Held for Sale
     Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Newly-originated loans that have been closed but not committed to a third-party investor are matched with hedging instruments that are designated as fair value hedges. Hedged loans are committed to third-party investors typically within three days of origination. Loans held for sale are generally carried at cost that is adjusted for changes in fair value after the date of designation of an effective accounting hedge, based on either sale commitments or current market quotes. During the six months ended March 31, 2008 and 2007, the Company had net gains on sales of loans of $36.0 million and $50.6 million, respectively.
     Some of the loans sold by DHI Mortgage are sold with limited recourse provisions related to loan performance. Based on historical experience and current housing and credit market conditions, the Company has estimated and recorded a total loss reserve for mortgage loans held in portfolio, mortgage loans held for sale, and estimated future obligations related to loans sold with recourse of $35.5 million and $24.6 million at March 31, 2008 and September 30, 2007, respectively.
     The notional amounts of the hedging instruments used to hedge mortgage loans held for sale can vary in relationship to the underlying loan amounts, depending on the typical movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the three and six months ended March 31, 2008 and 2007 was not significant, is recognized in current earnings. As of March 31, 2008, the Company had $63.0 million in loans not committed to third-party investors and hedging instruments related to those loans totaling $256.1 million.
Loan Commitments
     To meet the financing needs of its customers, the Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value. In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109), which requires that the expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 was effective for the Company on January 1, 2008 and has been applied prospectively to commitments issued or modified after that date. The adoption of SAB 109 resulted in the recognition of an additional $7.4 million of revenues during the three and six-month periods ended March 31, 2008. At March 31, 2008, the Company’s IRLCs totaled $232.3 million.
     The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments as described above. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. As of March 31, 2008, the Company had approximately $73.2 million of best-efforts whole loan delivery commitments and $379.1 million outstanding of hedging instruments related to its IRLCs not yet committed to investors.
     The Company also purchases forward rate agreements (FRAs) and economic interest rate hedges as part of a program to potentially offer homebuyers a below market interest rate on their home financing. At March 31, 2008,

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2008
these potential mortgage loan originations totaled approximately $94.4 million and were hedged with FRAs of $15.8 million and economic interest rate hedges of $1,046.7 million in EDFC put options and $32.7 million in MBS put options. Both the FRAs and economic interest rate hedges have various maturities not exceeding twelve months. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. These gains and losses for the three and six months ended March 31, 2008 and 2007 were not significant.
NOTE H — INCOME TAXES
     SFAS No. 109, “Accounting for Income Taxes,” requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the SFAS No. 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the taxable income available in current statutory carryback periods; reversals of existing taxable temporary differences; tax planning strategies; the nature, frequency and severity of current and cumulative losses; the duration of statutory carryforward periods; the Company’s historical experience in generating operating profits; and expectations for future profitability. In making such judgments, significant weight is given to evidence that can be objectively verified. SFAS No. 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.
     Due to the challenging market conditions in the homebuilding industry during the past two years, the Company has recorded significant impairment charges for both inventory and goodwill and now anticipates being in a three-year cumulative pre-tax loss position for fiscal years 2006 through 2008. While the Company has a long history of profitable operations prior to the current downturn in the homebuilding industry, the expected cumulative loss position is significant negative evidence in assessing the recoverability of the Company’s deferred tax assets. Therefore, at March 31, 2008 the Company has recorded a $714.3 million valuation allowance on its deferred tax assets, representing those deferred tax asset amounts for which ultimate realization is dependent upon the generation of future taxable income during the periods in which the related temporary differences become deductible. Of the total valuation allowance, $385.0 million relates to the deferred tax assets existing as of the beginning of the current fiscal year, while the remainder relates to providing a valuation allowance for deferred tax assets created during the current period. The remaining deferred tax assets of $545.5 million for which there are no valuation allowances relate to amounts that are expected to be primarily realized through net operating loss carrybacks to tax years 2006 and 2007. The realization of approximately $157 million of these deferred taxes assets is largely dependent upon the Company executing its current plan to dispose of certain properties before September 30, 2008.
     The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.
     On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The cumulative effect of adopting FIN 48 had no impact on the Company’s beginning retained earnings. As of the date of adoption and at March 31, 2008, total reserves for uncertain tax positions were $14.5 million, of which the entire amount would favorably impact the Company’s effective tax rate if recognized. Effective with the Company’s adoption of FIN 48, interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of the income tax provision. Interest and penalties related to unrecognized tax benefits were previously included in interest expense and in

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2008
selling, general and administrative expense, respectively. During the periods ended March 31, 2008, interest and penalties were an insignificant amount in the three-month period, and were $0.5 million in the six-month period. At March 31, 2008, the Company’s total accrued interest and penalties relating to uncertain tax positions was $1.6 million. The Company does not expect the total amount of unrecognized tax benefits to significantly decrease or increase within twelve months of the current reporting date.
     The Company is subject to federal income tax and to income tax in multiple states. The Internal Revenue Service is currently examining the Company’s fiscal years 2004 and 2005 and the Company is being audited by various states. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2004 through 2008.
     In the three and six months ended March 31, 2008, the provision for income taxes was $421.0 million and $347.0 million, respectively. In the three and six months ended March 31, 2007, the provision for income taxes was $31.7 million and $99.0 million, respectively. The Company’s effective tax rates for the three and six-month periods ended March 31, 2008 differs from the statutory rate, primarily because of the establishment of the valuation allowance as discussed above.
NOTE I — EARNINGS (LOSS) PER SHARE
     The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings (loss) per share for the three and six months ended March 31, 2008 and 2007. For the three and six months ended March 31, 2008, all outstanding stock options were excluded from the computation of the loss per share because they were antidilutive due to the net loss recorded during the periods. For the three and six months ended March 31, 2007, options to purchase 2.7 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, their effect would have been antidilutive.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
		(In millions)
Numerator:
Net income (loss)	$(1,305.6)	$51.7	$(1,434.5)	$161.4

Denominator:
Denominator for basic earnings (loss) per share— weighted average common shares	315.4	313.9	315.2	313.7
Effect of dilutive securities:
Employee stock options	—	2.2	—	2.1

Denominator for diluted earnings (loss) per share— adjusted weighted average common shares	315.4	316.1	315.2	315.8

NOTE J — STOCKHOLDERS’ EQUITY
     The Company has an automatically effective universal shelf registration statement registering debt and equity securities that it may issue from time to time in amounts to be determined. Also, at March 31, 2008, the Company had the capacity to issue approximately 22.5 million shares of common stock under its acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.
     In November 2007, the Board of Directors extended its authorization for the repurchase of up to $463.2 million of the Company’s common stock to November 30, 2008. All of the $463.2 million authorization was remaining at March 31, 2008.
     During the three months ended March 31, 2008, the Board of Directors declared a quarterly cash dividend of $0.15 per common share, which was paid on February 20, 2008 to stockholders of record on February 12, 2008. In May 2008, the Board of Directors declared a quarterly cash dividend of $0.075 per common share, payable on May 29,

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2008
2008 to stockholders of record on May 19, 2008. Quarterly cash dividends of $0.15 per common share were declared in the comparable quarters of fiscal 2007.
     On February 11, 2008, stock options were granted to executive officers, certain other officers and employees, and outside directors of the Company by the Compensation Committee of the Board of Directors or the Board of Directors. The recipients of these stock options may purchase approximately 6.4 million shares of the Company’s common stock, at an exercise price of $14.50 per share, the closing market price of the Company’s common stock on the date of grant.
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
     On June 15, 2007, a putative class action, John R. Yeatman, et al. v. D.R. Horton, Inc., et al., was filed by one of the Company’s customers against it and its affiliated mortgage company subsidiary in the United States District Court for the Southern District of Georgia. The complaint sought certification of a class alleged to include persons who, within the year preceding the filing of the suit, purchased a home from the Company and obtained a mortgage for such purchase from its affiliated mortgage company subsidiary. The complaint alleged that the Company violated Section 8 of the Real Estate Settlement Procedures Act by effectively requiring its homebuyers to use its affiliated mortgage company to finance their home purchases by offering certain discounts and incentives. The action sought damages in an unspecified amount and injunctive relief. On April 23, 2008, the Court ruled on our motion to dismiss and dismissed this complaint with prejudice, however, it is possible the plaintiffs will appeal the Court’s order.
     On March 24, 2008, a putative class action, James Wilson, et al. v. D.R. Horton, Inc., et al., was filed by five customers of Western Pacific Housing, Inc., one of the Company’s wholly-owned subsidiaries, against the Company, Western Pacific Housing, Inc., and the Company’s affiliated mortgage company subsidiary, in the United States District Court for the Southern District of California. The complaint seeks certification of a class alleged to include persons who, within the four years preceding the filing of the suit, purchased a home from the Company, or any of its subsidiaries, and obtained a mortgage for such purchase from the Company’s affiliated mortgage company subsidiary. The complaint alleges that the Company violated Section 1 of the Sherman Antitrust Act and Sections 16720, 17200 and 17500 of the California Business and Professions Code by effectively requiring its homebuyers to apply for a loan through its affiliated mortgage company. The complaint alleges that the homebuyers were either deceived about loan costs charged by the Company’s affiliated mortgage company or coerced into using its affiliated mortgage company, or both, and that discounts and incentives offered by the Company or its subsidiaries to buyers who obtained financing from its affiliated mortgage company were illusory. The action seeks treble damages in an unspecified amount and injunctive relief. Management believes the claims alleged in this action are without merit and will defend them vigorously. However, as the action is still in its early stages, the Company is unable to express an opinion as to the likelihood of an unfavorable outcome or the amount of damages, if any. Consequently, the Company has not recorded any liabilities for damages in the accompanying consolidated balance sheet.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2008
     In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At March 31, 2008, the Company had total deposits of $84.8 million, comprised of cash deposits of $75.7 million, promissory notes of $3.8 million, and letters of credit and surety bonds of $5.3 million, to purchase land and lots with a total remaining purchase price of $1.1 billion. Within the land and lot option purchase contracts in force at March 31, 2008, there were a limited number of contracts, representing only $55.4 million of remaining purchase price, subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations.
     Included in the total deposits of $84.8 million were $25.5 million of deposits related to land and lot option purchase contracts for which the Company does not expect to exercise its option to purchase the land or lots, but the contract has not yet been terminated. The remaining purchase price of those contracts was $216.1 million. Consequently, the deposits relating to these contracts have been written off, resulting in a net deposit balance of $59.3 million at March 31, 2008. The majority of land and lots under contract are currently expected to be purchased within three years, based on the Company’s assumptions as to the extent it will exercise its options to purchase such land and lots.
     Additionally, in the normal course of its business activities, the Company provides standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At March 31, 2008, outstanding standby letters of credit were $74.3 million and surety bonds were $1.8 billion. The Company has additional capacity of $925.7 million for standby letters of credit under its revolving credit facility.
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2008
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The statement amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The principal impact of this statement will be to require the Company to expand its disclosure regarding its derivative instruments, and will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
     Homebuilding is the Company’s core business, generating approximately 98% of consolidated revenues during the six months ended March 31, 2008 and 2007. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land for residential purposes and the construction and sale of residential homes on such land, in 27 states and 82 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.
     The Company’s financial services segment provides mortgage financing and title agency services principally to customers of the Company’s homebuilding segments. The Company generally does not retain or service the mortgages that it originates, but, rather, sells the mortgages and related servicing rights to investors. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2008
     The accounting policies of the reporting segments are described throughout Note A in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
		Restated		Restated
	2008	2007	2008	2007
	(In millions)
Revenues
Homebuilding revenues:
Northeast	$153.3	$277.7	$312.0	$539.0
Midwest	127.5	271.0	286.4	567.4
Southeast	202.4	343.1	436.8	714.4
South Central	364.1	478.4	713.0	929.0
Southwest	272.9	487.6	674.9	928.2
California	332.1	498.7	591.2	1,198.0
West	171.7	259.7	317.3	541.7

Total homebuilding revenues	$1,624.0	$2,616.2	$3,331.6	$5,417.7
Financial services revenues	$32.9	$41.9	$67.9	$108.4

Consolidated revenues	$1,656.9	$2,658.1	$3,399.5	$5,526.1

Inventory Impairments
Northeast	$90.3	$3.3	$109.2	$3.8
Midwest	21.3	5.5	25.6	32.8
Southeast	176.5	2.4	198.3	2.4
South Central	19.4	0.3	29.5	0.3
Southwest	27.0	—	27.0	—
California	319.5	55.8	450.3	68.9
West	163.1	—	220.6	—

Total inventory impairments	$817.1	$67.3	$1,060.5	$108.2

Income (Loss) Before Income Taxes (1)
Homebuilding income (loss) before income taxes:
Northeast	$(116.2)	$5.3	$(142.2)	$20.2
Midwest	(33.2)	(19.2)	(32.6)	(43.8)
Southeast	(202.1)	18.9	(223.5)	46.6
South Central	(9.7)	30.7	(6.9)	63.2
Southwest	(14.8)	55.1	22.0	102.3
California	(348.1)	(36.0)	(489.5)	(13.3)
West	(172.4)	21.3	(233.6)	50.7

Total homebuilding income (loss) before income taxes	$(896.5)	$76.1	$(1,106.3)	$225.9
Financial services income before income taxes	$11.9	$7.3	$18.8	$34.5

Consolidated income (loss) before income taxes	$(884.6)	$83.4	$(1,087.5)	$260.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2008

	March 31,	September 30,
	2008	2007
	(In millions)
Homebuilding Inventories (2):
Northeast	$812.8	$1,022.3
Midwest	674.4	801.3
Southeast	1,147.7	1,580.7
South Central	1,059.3	1,222.4
Southwest	919.0	1,136.7
California	942.5	1,661.7
West	1,199.8	1,519.9
Corporate and unallocated (3)	309.9	398.5

Total homebuilding inventory	$7,065.4	$9,343.5

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to the operations of the Company’s corporate office.

(2)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(3)	Primarily consists of capitalized interest and property taxes.
     In accordance with SFAS No. 142, the Company has allocated its goodwill to its reporting segments. During fiscal 2007, the recording of goodwill impairment charges resulted in the write-off of goodwill balances in five of the seven homebuilding segments. As of March 31, 2008 and September 30, 2007, allocation of the Company’s remaining goodwill balance of $95.3 million was as follows: South Central $15.9 million and Southwest $79.4 million. If conditions in the homebuilding industry or specific markets in which the Company operates worsen beyond current expectations, the Company may determine that some or all of its remaining goodwill balance has become impaired, which could result in additional goodwill impairment charges.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2008
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
Consolidating Balance Sheet
March 31, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$438.6	$75.2	$47.1	$—	$560.9
Investments in subsidiaries	1,896.1	—	—	(1,896.1)	—
Inventories	2,184.3	4,811.8	69.3	—	7,065.4
Property and equipment, net	21.8	49.4	17.7	—	88.9
Deferred income taxes	174.9	370.6	—	—	545.5
Earnest money deposits and other assets	73.8	132.1	91.7	(5.5)	292.1
Mortgage loans held for sale	—	—	307.1	—	307.1
Goodwill	—	95.3	—	—	95.3
Intercompany receivables	3,148.3	—	—	(3,148.3)	—

Total Assets	$7,937.8	$5,534.4	$532.9	$(5,049.9)	$8,955.2

LIABILITIES & EQUITY
Accounts payable and other liabilities	$286.2	$731.4	$91.2	$(5.5)	$1,103.3
Intercompany payables	—	3,093.8	54.5	(3,148.3)	—
Notes payable	3,578.8	2.0	164.0	—	3,744.8

Total Liabilities	3,865.0	3,827.2	309.7	(3,153.8)	4,848.1

Minority interests	—	—	34.3	—	34.3

Total Equity	4,072.8	1,707.2	188.9	(1,896.1)	4,072.8

Total Liabilities & Equity	$7,937.8	$5,534.4	$532.9	$(5,049.9)	$8,955.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2008
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2008
NOTE N — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Three Months Ended March 31, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$304.3	$1,309.4	$10.3	$—	$1,624.0
Cost of sales	520.4	1,773.7	8.7	—	2,302.8

Gross profit (loss)	(216.1)	(464.3)	1.6	—	(678.8)
Selling, general and administrative expense	77.7	128.8	1.8	—	208.3
Equity in loss of subsidiaries	579.4	—	—	(579.4)	—
Interest expense	11.2	—	—	—	11.2
Other (income) expense	0.2	(0.6)	(1.4)	—	(1.8)

	(884.6)	(592.5)	1.2	579.4	(896.5)

Financial Services:
Revenues	—	—	32.9	—	32.9
General and administrative expense	—	—	22.8	—	22.8
Interest expense	—	—	0.8	—	0.8
Interest and other (income)	—	—	(2.6)	—	(2.6)

	—	—	11.9	—	11.9

Income (loss) before income taxes	(884.6)	(592.5)	13.1	579.4	(884.6)
Provision for (benefit from) income taxes	421.0	273.6	5.0	(278.6)	421.0

Net income (loss)	$(1,305.6)	$(866.1)	$8.1	$858.0	$(1,305.6)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2008
NOTE N — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Six Months Ended March 31, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$613.2	$2,694.7	$23.7	$—	$3,331.6
Cost of sales	861.9	3,128.3	18.6	—	4,008.8

Gross profit (loss)	(248.7)	(433.6)	5.1	—	(677.2)
Selling, general and administrative expense	162.8	254.6	4.0	—	421.4
Equity in loss of subsidiaries	665.0	—	—	(665.0)	—
Interest expense	11.2	—	—	—	11.2
Other (income) expense	(0.2)	(1.9)	(1.4)	—	(3.5)

	(1,087.5)	(686.3)	2.5	665.0	(1,106.3)

Financial Services:
Revenues	—	—	67.9	—	67.9
General and administrative expense	—	—	53.3	—	53.3
Interest expense	—	—	2.1	—	2.1
Interest and other (income)	—	—	(6.3)	—	(6.3)

	—	—	18.8	—	18.8

Income (loss) before income taxes	(1,087.5)	(686.3)	21.3	665.0	(1,087.5)
Provision for (benefit from) income taxes	347.0	239.4	8.0	(247.4)	347.0

Net income (loss)	$(1,434.5)	$(925.7)	$13.3	$912.4	$(1,434.5)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2008
NOTE N — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Three Months Ended March 31, 2007

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$520.5	$2,091.5	$4.2	$—	$2,616.2
Cost of sales	382.7	1,859.0	3.0	—	2,244.7

Gross profit	137.8	232.5	1.2	—	371.5
Selling, general and administrative expense	105.0	189.2	1.8	—	296.0
Equity in income of subsidiaries	(50.7)	—	—	50.7	—
Other (income) expense	0.1	(0.6)	(0.1)	—	(0.6)

	83.4	43.9	(0.5)	(50.7)	76.1

Financial Services:
Revenues	—	—	41.9	—	41.9
General and administrative expense	—	—	38.4	—	38.4
Interest expense	—	—	6.8	—	6.8
Interest and other (income)	—	—	(10.6)	—	(10.6)

	—	—	7.3	—	7.3

Income before income taxes	83.4	43.9	6.8	(50.7)	83.4
Provision for income taxes	31.7	16.7	2.6	(19.3)	31.7

Net income	$51.7	$27.2	$4.2	$(31.4)	$51.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2008
NOTE N — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Six Months Ended March 31, 2007

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$1,096.1	$4,309.6	$12.0	$—	$5,417.7
Cost of sales	824.4	3,770.0	7.8	—	4,602.2

Gross profit	271.7	539.6	4.2	—	815.5
Selling, general and administrative expense	216.0	370.9	4.4	—	591.3
Equity in income of subsidiaries	(203.9)	—	—	203.9	—
Other (income) expense	(0.8)	(1.5)	0.6	—	(1.7)

	260.4	170.2	(0.8)	(203.9)	225.9

Financial Services:
Revenues	—	—	108.4	—	108.4
General and administrative expense	—	—	83.4	—	83.4
Interest expense	—	—	16.4	—	16.4
Interest and other (income)	—	—	(25.9)	—	(25.9)

	—	—	34.5	—	34.5

Income before income taxes	260.4	170.2	33.7	(203.9)	260.4
Provision for income taxes	99.0	64.7	12.8	(77.5)	99.0

Net income	$161.4	$105.5	$20.9	$(126.4)	$161.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2008
NOTE N — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Six Months Ended March 31, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash provided by operating activities	$69.1	$700.0	$239.3	$1.6	$1,010.0

INVESTING ACTIVITIES
Purchases of property and equipment	0.5	(7.2)	(0.1)	—	(6.8)

Net cash used in investing activities	0.5	(7.2)	(0.1)	—	(6.8)

FINANCING ACTIVITIES
Net change in notes payable	(402.0)	—	(223.8)	—	(625.8)
Net change in intercompany receivables/payables	857.1	(842.9)	(14.2)	—	—
Proceeds from stock associated with certain employee benefit plans	6.4	—	—	—	6.4
Income tax benefit from stock option exercises	2.0	—	—	—	2.0
Cash dividends paid	(94.5)	—	—	—	(94.5)

Net cash used in financing activities	369.0	(842.9)	(238.0)	—	(711.9)

Increase (decrease) in cash and cash equivalents	438.6	(150.1)	1.2	1.6	291.3
Cash and cash equivalents at beginning of period	—	225.3	45.9	(1.6)	269.6

Cash and cash equivalents at end of period	$438.6	$75.2	$47.1	$—	$560.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2008
NOTE N — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Six Months Ended March 31, 2007

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(195.4)	$223.2	$476.8	$(30.8)	$473.8

INVESTING ACTIVITIES
Purchases of property and equipment	(9.2)	(14.7)	(0.4)	—	(24.3)
Investment in subsidiary	(5.5)	—	—	5.5	—

Net cash used in investing activities	(14.7)	(14.7)	(0.4)	5.5	(24.3)

FINANCING ACTIVITIES
Net change in notes payable	(301.4)	—	(683.6)	—	(985.0)
Decrease in restricted cash	—	—	248.3	—	248.3
Net change in intercompany receivables/payables	519.8	(493.7)	(26.1)	—	—
Proceeds from stock associated with certain employee benefit plans	7.7	—	—	—	7.7
Income tax benefit from stock option exercises	4.6	—	—	—	4.6
Capital contribution from parent	—	—	5.5	(5.5)	—
Cash dividends paid	(94.1)	—	—	—	(94.1)

Net cash provided by (used) in financing activities	136.6	(493.7)	(455.9)	(5.5)	(818.5)

(Decrease) increase in cash and cash equivalents	(73.5)	(285.2)	20.5	(30.8)	(369.0)
Cash and cash equivalents at beginning of period	73.5	379.8	134.3	—	587.6

Cash and cash equivalents at end of period	$—	$94.6	$154.8	$(30.8)	$218.6

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
BUSINESS
     We are the largest homebuilding company in the United States based on homes closed during the twelve months ended March 31, 2008. We construct and sell high quality homes through our operating divisions in 27 states and 82 markets in the United States as of March 31, 2008, primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $90,000 to $900,000, with an average closing price of $241,500 during the six months ended March 31, 2008. Approximately 78% and 81% of home sales revenues were generated from the sale of single-family detached homes in the six months ended March 31, 2008 and 2007, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs.
     Through our financial services operations, we provide mortgage financing and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our wholly-owned subsidiary, provides mortgage financing services principally to purchasers of homes we build. We generally do not seek to retain or service the mortgages we originate but, rather, seek to sell the mortgages and related servicing rights to investors. Our subsidiary title companies serve as title insurance agents by providing title insurance policies, examination and closing services, primarily to the purchasers of our homes.

     We conduct our homebuilding operations in all of the geographic regions, states and markets listed below, and we conduct our mortgage and title operations in many of these markets. Our homebuilding operating segments are our homebuilding reportable regions and are comprised of the following markets:

State	Reporting Region/Market	State	Reporting Region/Market

	Northeast Region		South Central Region — (Continued)
Delaware	Central Delaware	Texas	Austin
	Delaware Shore		Dallas
Georgia	Savannah		Fort Worth
Maryland	Baltimore		Houston
	Suburban Washington, D.C.		Killeen/Temple
New Jersey	North New Jersey		Laredo
	South New Jersey		Rio Grande Valley
North Carolina	Brunswick County		San Antonio
	Charlotte		Waco
Greensboro/Winston-Salem
	Raleigh/Durham		Southwest Region
Pennsylvania	Philadelphia	Arizona	Casa Grande
	Lancaster		Phoenix
South Carolina	Charleston		Tucson
	Columbia	New Mexico	Albuquerque
	Hilton Head		Las Cruces
	Myrtle Beach	Utah	Salt Lake City
Virginia	Northern Virginia
California Region
	Midwest Region	California	Bay Area
Colorado	Colorado Springs		Central Valley
	Denver		Lancaster/Palmdale
	Fort Collins		Imperial Valley
Illinois	Chicago		Los Angeles County
Minnesota	Minneapolis/St. Paul		Orange County
Wisconsin	Kenosha		Riverside/San Bernardino
Sacramento
	Southeast Region		San Diego County
Alabama	Birmingham		Ventura County
	Huntsville	Nevada	Reno
Mobile
Florida	Daytona Beach		West Region
	Fort Myers/Naples	Hawaii	Hawaii
	Jacksonville		Kauai
	Melbourne		Maui
	Miami/West Palm Beach		Oahu
	Ocala	Idaho	Boise
	Orlando	Nevada	Las Vegas
	Pensacola		Laughlin
	Tampa	Oregon	Albany
Georgia	Atlanta		Central Oregon
	Macon		Portland
		Washington	Bellingham
	South Central Region		Eastern Washington
Louisiana	Baton Rouge		Olympia
Mississippi	Mississippi Gulf Coast		Seattle/Tacoma
Oklahoma	Oklahoma City		Vancouver

OVERVIEW
     During the second quarter of fiscal 2008, conditions within the homebuilding industry remained very challenging. The continuing decline in demand for new homes was reflected in the volume of our net sales orders this quarter, which was 25% lower than in the second quarter of fiscal 2007, and the average selling price of those orders was down 15%. Consequently, the value of our sales order backlog at March 31, 2008 was 57% lower than a year ago.
     While we believe that housing market conditions will improve over the long-term, we expect that conditions in the near-term will continue to be challenging, and may deteriorate further. Several factors have contributed to the existing difficult environment, including: continued high levels of new and existing homes available for sale, continued margin pressure from increased price reductions and sales incentives, weak demand from new home consumers as they continue to see home prices adjust downward, continued high sales cancellations, limited housing affordability in many markets, restrictions on the availability of certain mortgage products as a result of the credit tightening in the mortgage markets, and increasing home foreclosures in many markets.
     During our second quarter, we took advantage of a seasonal increase in traffic to reduce our inventory of unsold homes. We aggressively reduced prices and offered higher levels of sales incentives, particularly on our unsold completed homes. This strategy successfully increased our sales absorption pace during the second quarter as compared to the first quarter, and we reduced both our total number of homes in inventory, as well as our unsold homes in inventory. However, our pricing and incentive strategy resulted in a decrease in our gross profit from home sales.
     As a result of our reduced selling prices, higher levels of incentives and the related decrease in our gross profit margin from homes sales, we evaluated a larger portion of our inventory for impairment at March 31, 2008 than we evaluated at December 31, 2007. The assumptions we used in our impairment analysis at March 31, 2008 for future revenues and margins were reduced from the assumptions we used in our prior analysis. Based on our impairment review, we recorded significant inventory impairment charges during the three months ended March 31, 2008.
STRATEGY
     We believe the long-term fundamentals which support housing demand, namely population growth and household formation, remain solid. We also believe the negative effects of the current market conditions, although unyielding in the near term, will moderate over the long term. In the interim, we remain committed to the following initiatives related to our operating strategy in the current homebuilding business environment:
•	Reducing our land and lot inventory from current levels by:
--	selling and constructing homes;

--	selling excess land and lots;

--	significantly restricting our spending for land and lot purchases;

--	decreasing our land development spending or in some instances, suspending development in certain communities until market conditions improve; and

--	renegotiating or canceling land option purchase contracts.
•	Controlling our inventory of homes under construction by limiting the construction of unsold homes and aggressively marketing our unsold, completed homes in inventory.

•	Continuing to offer incentives and price reductions to increase sales volumes as necessary to maximize returns and cash flows.

•	Decreasing our cost of goods purchased from both vendors and subcontractors.

•	Continuing to modify our product offerings to provide more affordable homes.

•	Decreasing our SG&A infrastructure to be in line with our reduced expectations of production levels.

•	Reducing our level of debt or increasing cash balances by utilizing cash flows from operations.

     These initiatives allowed us to generate significant cash flows from operations during fiscal 2007 and the six months ended March 31, 2008, which we utilized to reduce our outstanding debt and increase our liquidity. Although we cannot provide any assurances that these initiatives will be successful, we expect that our operating strategy will allow us to continue to strengthen our balance sheet and liquidity position.
KEY RESULTS
     Key financial results as of and for the three months ended March 31, 2008, as compared to the same period of 2007, were as follows:
Homebuilding Operations:
•	Homebuilding revenues decreased 38% to $1.6 billion.

•	Homes closed decreased 31% to 6,719 homes and the average selling price of those homes decreased 8% to $237,800.

•	Net sales orders decreased 25% to 7,528 homes.

•	Sales order backlog decreased 57% to $2.1 billion.

•	Home sales gross margins decreased 830 basis points to 9.4%.

•	Inventory impairments and land option cost write-offs were $834.1 million, compared to $81.2 million in the same period of 2007.

•	Homebuilding SG&A expenses decreased 30% to $208.3 million, but increased as a percentage of homebuilding revenues by 150 basis points to 12.8%.

•	Homebuilding pre-tax loss was $896.5 million, compared to pre-tax income of $76.1 million in the same period of 2007.

•	Homes in inventory declined by 11,000 to 15,100.

•	Owned lots declined by 35,000 to 141,000.

•	Homebuilding debt decreased by $1.0 billion to $3.6 billion.

•	Net homebuilding debt to total capital increased 200 basis points to 42.9%, and gross homebuilding debt to total capital increased 550 basis points to 46.8%.
Financial Services Operations:
•	Total financial services revenues decreased 21% to $32.9 million.

•	Financial services pre-tax income increased 63% to $11.9 million.

•	Financial services debt decreased by $344.1 million to $164.0 million.
Consolidated Results:
•	Provision for income taxes was $421.0 million, compared to $31.7 million due to recording a deferred tax valuation allowance of $714.3 million during the current year quarter.

•	Net loss per share was $4.14, compared to diluted earnings per share of $0.16.

•	Net loss was $1.3 billion, compared to net income of $51.7 million.

•	Stockholders’ equity decreased 38% to $4.1 billion.

•	Net cash provided by operations was $452.3 million, compared to $178.3 million.

     Key financial highlights for the six months ended March 31, 2008, as compared to the same period of 2007, were as follows:
Homebuilding Operations:
•	Homebuilding revenues decreased 39% to $3.3 billion.

•	Homes closed decreased 34% to 13,268 homes and the average selling price of those homes decreased 9% to $241,500.

•	Net sales orders decreased 37% to 11,773 homes.

•	Home sales gross margins decreased 640 basis points to 11.8%.

•	Inventory impairments and land option cost write-offs were $1,079.5 million, compared to $158.8 million in the same period of 2007.

•	Homebuilding SG&A expenses decreased 29% to $421.4 million, but increased as a percentage of homebuilding revenues by 170 basis points to 12.6%.

•	Homebuilding pre-tax loss was $1.1 billion, compared to pre-tax income of $225.9 million in the same period of 2007.
Financial Services Operations:
•	Total financial services revenues decreased 37% to $67.9 million.

•	Financial services pre-tax income decreased 46% to $18.8 million.
Consolidated Results:
•	Provision for income taxes was $347.0 million, compared to $99.0 million due to recording a deferred tax valuation allowance of $714.3 million during the current year period.

•	Net loss per share was $4.55, compared to diluted earnings per share of $0.51.

•	Net loss was $1.4 billion, compared to net income of $161.4 million.

•	Net cash provided by operations was $1.0 billion, compared to $473.8 million.

RESULTS OF OPERATIONS — HOMEBUILDING
     The following tables set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and six months ended March 31, 2008 and 2007. Based on our revised disaggregation of operating segments and the states within those segments, we have restated the 2007 amounts between reporting segments to conform to the 2008 presentation.

	NET SALES ORDERS
	Three Months Ended March 31,
	Homes Sold			Value (In millions)			Average Selling Price			Cancellation Rate
			%			%			%
	2008	2007	Change	2008	2007	Change	2008	2007	Change	2008	2007

Northeast	509	1,021	(50)%	$131.5	$265.1	(50)%	$258,300	$259,600	(1)%	42%	27%
Midwest	442	1,033	(57)%	129.8	296.2	(56)%	293,700	286,700	2%	19%	19%
Southeast	1,164	1,429	(19)%	228.3	315.7	(28)%	196,100	220,900	(11)%	32%	31%
South Central	2,407	2,734	(12)%	426.3	490.2	(13)%	177,100	179,300	(1)%	32%	32%
Southwest	1,346	1,681	(20)%	249.7	347.7	(28)%	185,500	206,800	(10)%	42%	44%
California	1,120	1,107	1%	335.1	533.5	(37)%	299,200	481,900	(38)%	26%	34%
West	540	978	(45)%	161.3	350.9	(54)%	298,700	358,800	(17)%	31%	25%

	7,528	9,983	(25)%	$1,662.0	$2,599.3	(36)%	$220,800	$260,400	(15)%	33%	32%

	NET SALES ORDERS
	Six Months Ended March 31,
	Homes Sold			Value (In millions)			Average Selling Price			Cancellation Rate
			%			%			%
	2008	2007	Change	2008	2007	Change	2008	2007	Change	2008	2007

Northeast	853	1,810	(53)%	$220.3	$477.4	(54)%	$258,300	$263,800	(2)%	43%	30%
Midwest	739	1,873	(61)%	210.5	532.0	(60)%	284,800	284,000	—%	24%	20%
Southeast	1,745	2,801	(38)%	336.1	637.3	(47)%	192,600	227,500	(15)%	38%	30%
South Central	3,992	4,657	(14)%	703.7	838.7	(16)%	176,300	180,100	(2)%	34%	34%
Southwest	2,098	3,506	(40)%	392.8	698.7	(44)%	187,200	199,300	(6)%	49%	42%
California	1,491	2,443	(39)%	461.0	1,106.2	(58)%	309,200	452,800	(32)%	32%	33%
West	855	1,664	(49)%	263.7	601.9	(56)%	308,400	361,700	(15)%	36%	26%

	11,773	18,754	(37)%	$2,588.1	$4,892.2	(47)%	$219,800	$260,900	(16)%	38%	33%

	SALES ORDER BACKLOG
	March 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
			%			%			%
	2008	2007	Change	2008	2007	Change	2008	2007	Change

Northeast	850	2,008	(58)%	$215.9	$540.6	(60)%	$254,000	$269,200	(6)%
Midwest	394	1,165	(66)%	118.6	364.8	(67)%	301,000	313,100	(4)%
Southeast	1,058	2,027	(48)%	231.4	562.5	(59)%	218,700	277,500	(21)%
South Central	2,722	3,680	(26)%	492.5	688.6	(28)%	180,900	187,100	(3)%
Southwest	2,472	4,955	(50)%	497.6	1,217.2	(59)%	201,300	245,700	(18)%
California	936	1,910	(51)%	322.3	975.5	(67)%	344,300	510,700	(33)%
West	515	1,140	(55)%	199.5	445.5	(55)%	387,400	390,800	(1)%

	8,947	16,885	(47)%	$2,077.8	$4,794.7	(57)%	$232,200	$284,000	(18)%

	HOMES CLOSED
	Three Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2008	2007	Change	2008	2007	Change	2008	2007	Change

Northeast	597	1,029	(42)%	$153.1	$264.4	(42)%	$256,400	$256,900	—%
Midwest	422	797	(47)%	127.5	227.9	(44)%	302,100	285,900	6%
Southeast	955	1,433	(33)%	202.4	343.3	(41)%	211,900	239,600	(12)%
South Central	2,059	2,668	(23)%	362.8	477.4	(24)%	176,200	178,900	(2)%
Southwest	1,315	2,092	(37)%	269.8	472.7	(43)%	205,200	226,000	(9)%
California	829	1,038	(20)%	311.0	476.7	(35)%	375,200	459,200	(18)%
West	542	735	(26)%	171.2	259.1	(34)%	315,900	352,500	(10)%

	6,719	9,792	(31)%	$1,597.8	$2,521.5	(37)%	$237,800	$257,500	(8)%

	HOMES CLOSED
	Six Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2008	2007	Change	2008	2007	Change	2008	2007	Change

Northeast	1,197	2,030	(41)%	$311.1	$524.1	(41)%	$259,900	$258,200	1%
Midwest	945	1,745	(46)%	284.0	509.3	(44)%	300,500	291,900	3%
Southeast	1,885	2,922	(35)%	414.3	708.7	(42)%	219,800	242,500	(9)%
South Central	3,963	5,190	(24)%	707.4	927.9	(24)%	178,500	178,800	—%
Southwest	2,824	3,942	(28)%	601.7	899.2	(33)%	213,100	228,100	(7)%
California	1,496	2,621	(43)%	569.5	1,172.3	(51)%	380,700	447,300	(15)%
West	958	1,544	(38)%	316.8	541.1	(41)%	330,700	350,500	(6)%

	13,268	19,994	(34)%	$3,204.8	$5,282.6	(39)%	$241,500	$264,200	(9)%

	TOTAL HOMEBUILDING REVENUES
	Three Months Ended March 31,			Six Months Ended March 31,
	2008	2007	% Change	2008	2007	% Change
			(In millions)
Northeast	$153.3	$277.7	(45)%	$312.0	$539.0	(42)%
Midwest	127.5	271.0	(53)%	286.4	567.4	(50)%
Southeast	202.4	343.1	(41)%	436.8	714.4	(39)%
South Central	364.1	478.4	(24)%	713.0	929.0	(23)%
Southwest	272.9	487.6	(44)%	674.9	928.2	(27)%
California	332.1	498.7	(33)%	591.2	1,198.0	(51)%
West	171.7	259.7	(34)%	317.3	541.7	(41)%

	$1,624.0	$2,616.2	(38)%	$3,331.6	$5,417.7	(39)%

	INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS
	Three Months Ended March 31,
	2008			2007
		Land Option			Land Option
	Inventory	Cost		Inventory	Cost
	Impairments	Write-offs	Total	Impairments	Write-offs	Total
	(In millions)
Northeast	$90.3	$10.5	$100.8	$3.3	$1.8	$5.1
Midwest	21.3	—	21.3	5.5	0.3	5.8
Southeast	176.5	2.3	178.8	2.4	2.5	4.9
South Central	19.4	2.4	21.8	0.3	1.1	1.4
Southwest	27.0	0.2	27.2	—	1.1	1.1
California	319.5	0.6	320.1	55.8	5.5	61.3
West	163.1	1.0	164.1	—	1.6	1.6

	$817.1	$17.0	$834.1	$67.3	$13.9	$81.2

	Six Months Ended March 31,
	2008			2007
		Land Option			Land Option
	Inventory	Cost		Inventory	Cost
	Impairments	Write-offs	Total	Impairments	Write-offs	Total
	(In millions)
Northeast	$109.2	$11.8	$121.0	$3.8	$3.0	$6.8
Midwest	25.6	(0.1)	25.5	32.8	7.7	40.5
Southeast	198.3	2.6	200.9	2.4	8.6	11.0
South Central	29.5	2.6	32.1	0.3	3.9	4.2
Southwest	27.0	(0.1)	26.9	—	0.8	0.8
California	450.3	1.2	451.5	68.9	16.0	84.9
West	220.6	1.0	221.6	—	10.6	10.6

	$1,060.5	$19.0	$1,079.5	$108.2	$50.6	$158.8

	CARRYING VALUES OF POTENTIALLY IMPAIRED AND IMPAIRED COMMUNITIES
	March 31, 2008			September 30, 2007
		Carrying Value			Carrying Value
		of Inventory of			of Inventory of
	Carrying Value	Impaired		Carrying Value	Impaired
	of Inventory	Communities	Fair Value	of Inventory	Communities	Fair Value
	with Impairment	Prior to	of Impaired	with Impairment	Prior to	of Impaired
	Indicators	Impairment	Communities	Indicators	Impairment	Communities
	(In millions)
Northeast	$419.3	$248.2	$158.0	$210.0	$27.9	$21.7
Midwest	232.6	57.7	36.4	101.0	41.7	34.2
Southeast	829.3	538.1	361.6	573.1	152.6	110.0
South Central	261.7	44.5	25.1	219.0	35.4	25.3
Southwest	425.5	84.0	57.0	278.6	11.9	9.7
California	975.3	676.7	357.1	976.3	498.0	345.0
West	533.7	374.3	211.2	264.4	173.0	116.3

	$3,677.4	$2,023.5	$1,206.4	$2,622.4	$940.5	$662.2

	HOMEBUILDING INCOME (LOSS) BEFORE INCOME TAXES (1)
	Three Months Ended March 31,				Six Months Ended March 31,
	2008		2007		2008		2007
		% of Region		% of Region		% of Region		% of Region
	$’s	Revenues	$’s	Revenues	$’s	Revenues	$’s	Revenues
	(In millions)
Northeast	$(116.2)	(75.8)%	$5.3	1.9%	$(142.2)	(45.6)%	$20.2	3.7%
Midwest	(33.2)	(26.0)%	(19.2)	(7.1)%	(32.6)	(11.4)%	(43.8)	(7.7)%
Southeast	(202.1)	(99.9)%	18.9	5.5%	(223.5)	(51.2)%	46.6	6.5%
South Central	(9.7)	(2.7)%	30.7	6.4%	(6.9)	(1.0)%	63.2	6.8%
Southwest	(14.8)	(5.4)%	55.1	11.3%	22.0	3.3%	102.3	11.0%
California	(348.1)	(104.8)%	(36.0)	(7.2)%	(489.5)	(82.8)%	(13.3)	(1.1)%
West	(172.4)	(100.4)%	21.3	8.2%	(233.6)	(73.6)%	50.7	9.4%

	$(896.5)	(55.2)%	$76.1	2.9%	$(1,106.3)	(33.2)%	$225.9	4.2%

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to the operations of our corporate office.

	HOMEBUILDING OPERATING MARGIN ANALYSIS
	Percentages of Related Revenues
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Gross profit – Home sales	9.4%	17.7%	11.8%	18.2%
Gross profit – Land/lot sales	19.1%	5.9%	18.1%	9.6%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(51.4)%	(3.1)%	(32.4)%	(2.9)%
Gross profit (loss) – Total homebuilding	(41.8)%	14.2%	(20.3)%	15.1%
Selling, general and administrative expense	12.8%	11.3%	12.6%	10.9%
Interest expense	0.7%	—%	0.3%	—%
Other (income)	(0.1)%	—%	(0.1)%	—%
Income (loss) before income taxes	(55.2)%	2.9%	(33.2)%	4.2%

Net Sales Orders and Backlog
     Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations. The value of net sales orders decreased 36%, to $1,662.0 million (7,528 homes) for the three months ended March 31, 2008, from $2,599.3 million (9,983 homes) for the same period of 2007. The value of net sales orders decreased 47%, to $2,588.1 million (11,773 homes) for the six months ended March 31, 2008, from $4,892.2 million (18,754 homes) for the same period of 2007. The number of net sales orders decreased 25% and 37% for the three and six-month periods ended March 31, 2008, respectively, reflecting the continued softening of demand for new homes in most homebuilding markets. We believe the most significant factors contributing to the slowing of demand for new homes in most of our markets include a continued high level of new and existing homes for sale, a decrease in the availability of mortgage financing for many potential homebuyers and a decline in homebuyer consumer confidence. Many prospective homebuyers continue to approach the purchase decision more tentatively due to continued increases in price concessions and sales incentives offered on both new and existing homes, concern over their ability to sell an existing home or obtain mortgage financing and the general uncertainty surrounding the housing market. We have attempted to increase sales by providing increased sales incentives and lowering prices, but the factors above, combined with the continued pricing responses of our competitors, have limited the impact of our pricing efforts.
     In comparing the three and six-month periods ended March 31, 2008 to the same periods of 2007, the value of net sales orders decreased significantly in all seven of our market regions. With the exception of the current quarter sales in our California region, these decreases were primarily due to the decrease in the number of homes sold in the respective region. Particularly in our California region, and to a lesser extent in our Southeast, Southwest, and West regions, declines in average selling prices were also a significant factor. The decreases in average selling prices were primarily due to the increased use of price concessions and sales incentives and, to a lesser extent, a shift to more affordable products in those regions.
     We believe that our California markets have been negatively impacted, to a greater extent than our other regions, by a reduction in the pool of qualified buyers due to a lack of housing affordability and the decline of mortgage availability. During the second quarter, we aggressively used price concessions and sales incentives in certain communities which increased the affordability of our products and led to higher absorption rates in these communities. We are closely monitoring, on a community by community basis, our products, pricing and other operational strategies in our California region, and will further modify product offerings and pricing as necessary, to attempt to achieve our targeted absorption levels in this region.
     Our sales order cancellation rates (cancelled sales orders divided by gross sales orders) during the three and six months ended March 31, 2008 were 33% and 38%, respectively, compared to 32% and 33% during the same periods of fiscal 2007, and 48% during the fourth quarter of fiscal 2007. These elevated cancellation rates reflect the ongoing challenges in most of our homebuilding markets, including the inability of many prospective homebuyers to sell their existing homes, the continued erosion of buyer confidence and further credit tightening in the mortgage markets. The impact of the credit tightening became apparent in our cancellation rates in late fiscal 2007 and into early fiscal 2008 as the mortgage products many buyers had selected were no longer available or the buyers could no longer qualify due to stricter underwriting guidelines. We anticipate that cancellation rates will remain elevated and may continue to fluctuate substantially until market conditions improve.
     The average price of our net sales orders in the three months ended March 31, 2008 was $220,800, a decrease of 15% from the $260,400 average in the comparable period of 2007. The average price of our net sales orders in the six months ended March 31, 2008 was $219,800, a decrease of 16% from the $260,900 average in the comparable period of 2007. The average price of our net sales orders decreased significantly in our Southeast, Southwest, California and West regions, due primarily to price reductions and increased incentives in our Florida, Arizona, California and Nevada markets. In general, our pricing is dependent on the demand for our homes, and declines in our average selling prices during this period were due in large part to increases in the use of price reductions and sales incentives in order to attempt to achieve an appropriate sales absorption pace. Further, as the inventory of existing homes for sale has continued to be high, it has led to the need to ensure our pricing is competitive with comparable existing home sales prices. We continually monitor and may adjust our product mix, geographic mix and pricing within our homebuilding markets in an effort to keep our core product offerings affordable for our target customer base, typically first-time and move-up homebuyers. To a lesser extent than the competitive factors discussed above, this has also contributed to decreases in the average selling price.

     Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. Before the current housing downturn, our backlog had been a reliable indicator of the level of home closings in our two subsequent fiscal quarters; however, due to our current elevated cancellation rates, higher levels of unsold homes in inventory and difficult conditions in many of our markets, this relationship between backlog and future home closings may have changed.
     At March 31, 2008, the value of our backlog of sales orders was $2,077.8 million (8,947 homes), a decrease of 57% from $4,794.7 million (16,885 homes) at March 31, 2007. The average sales price of homes in backlog was $232,200 at March 31, 2008, down 18% from the $284,000 average at March 31, 2007. The value of our sales order backlog decreased significantly in all of our market regions, with the largest percentage decreases occurring in our Midwest and California regions.
Home Sales Revenue and Gross Profit
     Revenues from home sales decreased 37%, to $1,597.8 million (6,719 homes closed) for the three months ended March 31, 2008, from $2,521.5 million (9,792 homes closed) for the comparable period of 2007. Revenues from home sales decreased 39%, to $3,204.8 million (13,268 homes closed) for the six months ended March 31, 2008, from $5,282.6 million (19,994 homes closed) for the comparable period of 2007. The average selling price of homes closed during the three months ended March 31, 2008 was $237,800, down 8% from the $257,500 average for the same period of 2007. The average selling price of homes closed during the six months ended March 31, 2008 was $241,500, down 9% from the $264,200 average for the same period of 2007. During the three and six months ended March 31, 2008, home sales revenues decreased significantly in all seven of our market regions, reflecting continued slow demand and the resulting decline in net sales order volume and pricing in recent quarters.
     The number of homes closed in the three and six months ended March 31, 2008 decreased 31% and 34%, respectively, due to decreases in all seven of our market regions. As a result of the decline in net sales orders during recent quarters and the decline in our sales order backlog, we expect to close fewer homes in fiscal 2008 than we closed in fiscal 2007. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and the amount of revenue we will generate.
     Revenues from home sales in the three and six-month periods ended March 31, 2008 were increased by $5.6 million and $26.8 million, respectively, from changes in profit deferred pursuant to Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate.” In the same periods of fiscal 2007, revenues from home sales in the three-month period were not affected by SFAS No. 66, and in the six-month period were increased by $16.5 million from changes in deferred profit. The home sales profit related to our mortgage loans held for sale is deferred in instances where a buyer finances a home through our wholly-owned mortgage company and has not made an adequate initial or continuing investment as prescribed by SFAS No. 66. As of March 31, 2008, the balance of deferred profit related to such mortgage loans held for sale was $5.8 million, compared to $32.6 million at September 30, 2007. The decline is mainly due to a decrease in the number of homes closed in March 2008 compared to September 2007, and a decline in the availability of the mortgage types whose use generally resulted in the SFAS No. 66 profit deferral.
     Gross profit from home sales decreased by 66%, to $150.3 million for the three months ended March 31, 2008, from $447.1 million for the comparable period of 2007. As a percentage of home sales revenues, gross profit from home sales decreased 830 basis points, to 9.4%. The primary factor reducing our home sales gross profit margin was the difficult market conditions discussed above, which narrowed the range between our selling prices and costs of our homes in most of our markets, causing a decline of approximately 570 basis points in home sales gross profit as a percentage of home sales revenues. Due to the current sales environment in many of our markets, we have offered a variety of incentives and price concessions, which affect our gross profit margin by reducing the selling price of the home or increasing the cost of the home without a proportional increase in the selling price. We are also offering greater discounts and incentives to sell our inventory of completed homes, which is at a higher than desired level. This strategy helped reduce our total homes in inventory, but also contributed to a decline in our home sales gross profit. Additionally, our home sales gross margin decreased approximately 330 basis points due to an increase in the amortization of capitalized interest and property taxes as a percentage of home sales revenues, and 20 basis points due to the relative decrease in home closings from higher margin markets. These decreases were partially offset by improvements in home sales gross margin of 60 basis points due to a decrease in warranty and construction defect expenses as a percentage of home sales revenues, and 30 basis points resulting from recognition of previously deferred gross profit in accordance with SFAS No. 66.
     Gross profit from home sales decreased by 61%, to $379.4 million for the six months ended March 31, 2008, from $961.3 million for the comparable period of 2007. As a percentage of home sales revenues, gross profit from home sales decreased 640 basis points, to 11.8%. Generally, the factors impacting gross margin for the six-month period ended March 31, 2008 were similar to those discussed for the three-month period. Specifically, the weaker market conditions contributed 450 basis points to the decline, and an increase in the amortization of capitalized interest and property taxes as a percentage of home sales revenues contributed 260 basis points to the decline. These decreases were partially offset by improvements in home sales gross margin of 50 basis points resulting from recognition of previously deferred gross profit in accordance with SFAS No. 66 and 20 basis points primarily due to a decrease in warranty and construction defect expenses as a percentage of home sales revenues.
     During the first six months of fiscal 2008, the difficult conditions within the homebuilding industry that prevailed during fiscal 2007 became more challenging. High inventory levels of both new and existing homes, elevated cancellation rates, low sales absorption rates, affordability issues and overall weak consumer confidence persisted throughout the period. The effects of these factors continued to be magnified by the tightening of credit standards in the mortgage markets, which has caused a decline in the availability of certain mortgage products. More recently, increasing home foreclosures and indications of weakness in the general economy have caused additional weakness in many housing markets. During the second quarter, we attempted to increase our sales absorption rates in many communities by aggressively using price concessions and higher levels of sales incentives. This strategy increased our sales absorption pace during the second quarter as compared to the first quarter, but caused a decrease in our gross profit from home sales revenues.
     The market factors mentioned above, combined with declines in sales order prices and gross profit from home sales revenues during the quarter, have caused our outlook for the homebuilding industry and its impact on our business to remain cautious. Our continuing outlook is that we believe housing market conditions will be challenging and may deteriorate further, and that the timing of a recovery in the housing market remains unclear.
     When we performed our quarterly inventory impairment analysis in accordance with SFAS No. 144, the assumptions utilized reflected our expectation that the challenging conditions in the homebuilding industry will persist. Therefore, the current quarter impairment evaluation continued to indicate a significant number of communities with impairment indicators. Communities with a combined carrying value of $3,677.4 million as of March 31, 2008, had indicators of potential impairment and were evaluated for impairment. The analysis of each of these communities generally assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community or for comparable communities in order to generate an acceptable absorption rate. While it is difficult to determine a timeframe for a given community in the current market conditions, we estimated the remaining lives of these communities to range from six months to in excess of ten years. Through this evaluation process, we determined that communities with a carrying value of $2,023.5 million as of March 31, 2008, the largest portions of which were in the California, Southeast and West regions, were impaired. As a result, during the three months ended March 31, 2008, we recorded impairment charges totaling $817.1 million to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $67.3 million in the prior year period. During the six months ended March 31, 2008 and 2007, impairment charges totaled $1,060.5 million and $108.2 million, respectively. We perform our impairment analysis based on total inventory at the community level. When an impairment charge for a community is determined, the development costs are allocated to each lot. The inventory within each community is categorized as construction in progress and finished homes, residential land and lots—developed and under development, and land held for development, based on the stage of production or plans for future development. In the three months ended March 31, 2008, approximately 85% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 15% of the charges were recorded to residential construction in progress and finished homes inventory. In the six months ended March 31, 2008, approximately 79% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 21% of the charges were recorded to residential construction in progress and finished homes inventory.
     Of the remaining $1,653.9 million of communities with impairment indicators which were determined not to be impaired at March 31, 2008, the largest concentrations were in Arizona (20%), California (18%) and Florida (12%). It is possible that our estimate of undiscounted cash flows from these communities may change and could result in a future need to record impairment charges to write these assets down to fair value. Additionally, if conditions in the homebuilding industry or specific markets in which we operate worsen beyond current expectations, and as we re-evaluate specific community pricing and incentive strategies, we may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges, and such charges could be material.
     Based on a quarterly review of land and lot option contracts, we have written off earnest money deposits and pre-acquisition costs related to land and lot option contracts which we no longer plan to pursue. During the three-month periods ended March 31, 2008 and 2007, we wrote off $17.0 million and $13.9 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts. During the six-month periods ended March 31, 2008 and 2007, we wrote off $19.0 million and $50.6 million, respectively, of such deposits and costs. Should the current weak homebuilding market conditions persist and we are unable to successfully renegotiate certain land purchase contracts, we may write off additional earnest money deposits and pre-acquisition costs.
     In the three and six-month periods ended March 31, 2008, inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 5,140 basis points and 3,240 basis points, respectively, compared to 310 basis points and 290 basis points, respectively, in the same periods of 2007.
Land Sales Revenue and Gross Profit
     Land sales revenues decreased 72% to $26.2 million for the three months ended March 31, 2008, and 6% to $126.8 million for the six months ended March 31, 2008, from $94.7 million and $135.1 million, respectively, in the comparable periods of 2007. The gross profit percentage from land sales increased to 19.1% for the three months ended March 31, 2008, from 5.9% in the comparable period of the prior year, and to 18.1% for the six months ended March 31, 2008 from 9.6% in the prior year. The fluctuations in revenues and gross profit percentages from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we also sell residential lots or land parcels to manage our land and lot supply. Due to the significant decline in demand for new homes, we have reduced our expectations of future home closing volumes, as well as our expected need for land and lots in the future. In markets where we own more land and lots than our expected needs in the next few years, we plan to attempt to sell excess lots and land parcels. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales can fluctuate significantly from period to period. As of March 31, 2008, we had $379.5 million of land held for sale which we expect to sell in the next 12 months.
Selling, General and Administrative (SG&A) Expense
     SG&A expenses from homebuilding activities decreased by 30% to $208.3 million in the three months ended March 31, 2008, and decreased 29%, to $421.4 million, in the six months ended March 31, 2008, from the comparable periods of 2007. As a percentage of homebuilding revenues, SG&A expenses increased 150 basis points, to 12.8% in the three-month period ended March 31, 2008, and increased 170 basis points, to 12.6%, in the six-month period ended March 31, 2008. The largest component of our homebuilding SG&A expenses is employee compensation and related costs, which represented approximately 55% of SG&A costs in the three and six-month periods ended March 31, 2008, and approximately 58% of SG&A costs in the comparable periods of fiscal 2007. Those costs decreased by 34% and 32%, to $111.6 million and $235.1 million, respectively, in the three and six months ended March 31, 2008, from the comparable periods of 2007. These decreases were largely due to our continued efforts to align the number of employees to match our current and anticipated home closing levels, as well as a decrease in incentive compensation, which is primarily based on profitability. Our homebuilding operations employed approximately 3,700 and 6,100 employees at March 31, 2008 and 2007, respectively.
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

Interest Incurred
     We capitalize interest costs only to inventory under construction or development. During the three and six-month periods ended March 31, 2007, our inventory under construction or development exceeded our debt; therefore, we capitalized all interest from homebuilding debt. During the quarter ended March 31, 2008, due to our inventory reduction strategies of decreasing our land development spending or suspending development in certain communities and limiting the construction of unsold homes, our inventory under construction or development was less than our debt and we directly expensed $11.2 million of interest incurred to homebuilding interest expense.
     Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, was 5.1% of total home and land/lot cost of sales in the three months ended March 31, 2008, compared to 2.5% in the same period of 2007. Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, was 4.5% of total home and land/lot cost of sales in the six months ended March 31, 2008, compared to 2.4% in the same period of 2007. The increase in the rates of interest amortized to cost of sales were primarily due to a greater decline in our home closings volume as compared to the decline in our interest incurred during the periods.
     Interest incurred is directly related to the average level of our homebuilding debt outstanding during the period. Comparing the three months ended March 31, 2008 with the same period of 2007, interest incurred related to homebuilding debt decreased by 26%, to $57.9 million, due to a 25% decrease in our average homebuilding debt. Comparing the six months ended March 31, 2008 with the same period of 2007, interest incurred related to homebuilding debt decreased by 24%, to $119.4 million, due to a 23% decrease in our average homebuilding debt.
Other Income
     Other income, net of other expenses, associated with homebuilding activities was $1.8 million in the three months ended March 31, 2008, compared to $0.6 million in the comparable period of 2007. Other income, net of other expenses, associated with homebuilding activities was $3.5 million in the six months ended March 31, 2008, compared to $1.7 million in the comparable period of 2007. The largest component of other income in all four periods was interest income.
Homebuilding Results by Reporting Region
     Northeast Region — Homebuilding revenues decreased 45% and 42% in the three and six months ended March 31, 2008, respectively, from the comparable periods of 2007, due to decreases in the number of homes closed. The region reported losses before income taxes of $116.2 million and $142.2 million in the three and six months ended March 31, 2008, respectively, compared to income of $5.3 million and $20.2 million for the same periods of 2007. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $100.8 million and $121.0 million in the three and six months ended March 31, 2008, respectively, compared to $5.1 million and $6.8 million in the same periods of 2007. A decrease in the region’s gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) of 1,020 and 780 basis points in the three and six months ended March 31, 2008, respectively, compared to the same periods of 2007 also contributed to the reduction in income before income taxes. The home sales gross profit percentage declined in all of the region’s markets, most of which have had very high sales cancellations resulting in unsold homes we aggressively priced to sell.
     Midwest Region — Homebuilding revenues decreased 53% and 50% in the three and six months ended March 31, 2008, respectively, from the comparable periods of 2007, primarily due to decreases in the number of homes closed, as well as a decrease in the region’s land/lot sales. The region reported losses before income taxes of $33.2 million and $32.6 million in the three and six months ended March 31, 2008, respectively, compared to losses of $19.2 million and $43.8 million for the same periods of 2007. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $21.3 million and $25.5 million in the three and six months ended March 31, 2008, respectively, compared to $5.8 million and $40.5 million in the same periods of 2007. Increases in the region’s home sales gross profit percentage of 40 and 240 basis points in the three and six months ended March 31, 2008, respectively, compared to the same periods of 2007 reduced the increase in the region’s losses before income taxes. These increases were largely due to a weak home sales gross profit percentage in the Denver market during the six months ended March 31, 2007.

     Southeast Region — Homebuilding revenues decreased 41% and 39% in the three and six months ended March 31, 2008, respectively, from the comparable periods of 2007, primarily due to decreases in the number of homes closed, as well as decreases in the average selling price of those homes. The region reported losses before income taxes of $202.1 million and $223.5 million in the three and six months ended March 31, 2008, respectively, compared to income of $18.9 million and $46.6 million for the same periods of 2007. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $178.8 million and $200.9 million in the three and six months ended March 31, 2008, respectively, compared to $4.9 million and $11.0 million in the same periods of 2007. Decreases in the region’s home sales gross profit percentage of 1,570 and 1,210 basis points in the three and six months ended March 31, 2008, respectively, compared to the same periods of 2007, also contributed to the reduction in income before income taxes. The home sales gross profit percentage declines in our Florida markets had the greatest impact on the overall decreases. The Florida markets experienced rapid price increases in previous years which encouraged speculation in residential real estate, creating an environment that has shown not to be sustainable. The tightening in the mortgage environment, high cancellation rates and existing homes for sale by investors have led to increased inventory levels, requiring price reductions and increased levels of sales incentives to compete for the reduced pool of qualified buyers, resulting in substantial gross profit declines.
     South Central Region — Homebuilding revenues decreased 24% and 23% in the three and six months ended March 31, 2008, respectively, from the comparable periods of 2007, due to decreases in the number of homes closed. The region reported losses before income taxes of $9.7 million and $6.9 million in the three and six months ended March 31, 2008, respectively, compared to income of $30.7 million and $63.2 million for the same periods of 2007. The losses were due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $21.8 million and $32.1 million in the three and six months ended March 31, 2008, respectively, compared to $1.4 million and $4.2 million in the same periods of 2007. Decreases in the region’s home sales gross profit percentage of 240 and 250 basis points in the three and six months ended March 31, 2008, respectively, compared to the same periods of 2007, also contributed to the reduction in income before income taxes. The home sales gross profit changes were largely due to softening in the San Antonio market, where inventories of new and existing homes have increased, resulting in increased levels of sales incentives being offered by builders. The majority of the region’s inventory impairment charges were also in the San Antonio market.
     Southwest Region — Homebuilding revenues decreased 44% and 27% in the three and six months ended March 31, 2008, respectively, from the comparable periods of 2007, primarily due to decreases in the number of homes closed, as well as decreases in the average selling price of those homes. The region reported a loss before income taxes of $14.8 million and income before income taxes of $22.0 million in the three and six months ended March 31, 2008, respectively, compared to income of $55.1 million and $102.3 million for the same periods of 2007. The loss and the decrease in income before income taxes were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $27.2 million and $26.9 million in the three and six months ended March 31, 2008, respectively, compared to $1.1 million and $0.8 million in the same periods of 2007. Decreases in the region’s home sales gross profit percentage of 460 and 410 basis points in the three and six months ended March 31, 2008, respectively, compared to the same periods of 2007, also contributed to the reduction in income before income taxes. The home sales gross profit percentage changes were largely due to declines in our Phoenix market. The Phoenix market experienced rapid price increases in previous years which encouraged speculation in residential real estate, creating an environment that has shown not to be sustainable. The tightening in the mortgage environment, high cancellation rates and existing homes for sale by investors have led to increased inventory levels, requiring price reductions and increased levels of sales incentives to compete for the reduced pool of qualified buyers, resulting in substantial gross profit declines.
     California Region — Homebuilding revenues decreased 33% and 51% in the three and six months ended March 31, 2008, from the comparable periods of 2007, primarily due to decreases in the number of homes closed, as well as decreases in the average selling price of those homes. The region reported losses before income taxes of $348.1 million and $489.5 million in the three and six months ended March 31, 2008, respectively, compared to losses of $36.0 million and $13.3 million for the same periods of 2007. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $320.1 million and $451.5 million in the three and six months ended March 31, 2008, respectively, compared to $61.3 million and $84.9 million in the same periods of 2007. All of our California markets have incurred inventory impairments, with a larger concentration attributable to our Southern California markets. Decreases in the region’s home sales gross profit percentage of 1,410 and 970 basis points in the three and six months ended March 31, 2008, respectively, compared to the same periods of 2007 also contributed to the increase in losses before income taxes. Most of our

California markets experienced rapid, significant home price increases in previous years which contributed to gross profit increases in 2005, but the price increases strained housing affordability for most potential homebuyers in California. Housing affordability remains an issue in California, and credit tightening in the mortgage markets has significantly limited the availability of many mortgage products used extensively by California homebuyers in recent years. Increased levels of sales incentives and home price reductions have been typical throughout California, as builders have attempted to increase demand for homes to reduce high inventory levels and to address affordability concerns, resulting in substantial gross profit declines.
     West Region — Homebuilding revenues decreased 34% and 41% in the three and six months ended March 31, 2008, from the comparable periods of 2007, due to decreases in the number of homes closed, as well as decreases in the average selling price of those homes. The region reported losses before income taxes of $172.4 million and $233.6 million in the three and six months ended March 31, 2008, respectively, compared to income of $21.3 million and $50.7 million for the same periods of 2007. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $164.1 million and $221.6 million in the three and six months ended March 31, 2008, respectively, compared to $1.6 million and $10.6 million in the same periods of 2007. The majority of the inventory impairments relate to communities in our Las Vegas market. Decreases in the region’s home sales gross profit percentage of 1,240 and 1,230 basis points in the three and six months ended March 31, 2008, respectively, compared to the same periods of 2007 also contributed to the reduction in income before income taxes. Although all four of the region’s markets have experienced weak market conditions, the home sales gross profit percentage decline in our Las Vegas market had the greatest impact on the overall decreases for the region. The Las Vegas market experienced rapid, significant home price increases in previous years which contributed to gross profit increases in 2005 and continued elevated gross profits in 2006, but these price increases also strained housing affordability for many potential homebuyers there. Credit tightening in the mortgage markets has also significantly limited the availability of many mortgage products used extensively by Las Vegas homebuyers in recent years. Increased levels of sales incentives and home price reductions have been typical in Las Vegas’ new home communities, as builders have attempted to increase demand for homes to reduce high inventory levels and to address affordability concerns, resulting in substantial gross profit declines.

RESULTS OF OPERATIONS – FINANCIAL SERVICES
     The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and six-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,			Six Months Ended March 31,
	2008	2007	% Change	2008	2007	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	4,219	6,628	(36)%	8,112	13,721	(41)%
Number of homes closed by D.R. Horton	6,719	9,792	(31)%	13,268	19,994	(34)%
Mortgage capture rate	63%	68%		61%	69%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	4,309	8,845	(51)%	8,363	18,998	(56)%
Total number of loans originated or brokered by DHI Mortgage	4,688	9,287	(50)%	8,979	20,056	(55)%
Captive business percentage	92%	95%		93%	95%
Loans sold by DHI Mortgage to third parties	4,243	8,777	(52)%	9,663	20,405	(53)%

	Three Months Ended March 31,			Six Months Ended March 31,
	2008	2007	% Change	2008	2007	% Change
			(In millions)
Loan origination fees	$5.7	$10.3	(45)%	$13.2	$24.0	(45)%
Sale of servicing rights and gains from sale of mortgages	18.3	14.6	25%	36.0	50.6	(29)%
Other revenues	2.1	6.4	(67)%	5.3	12.7	(58)%

Total mortgage operations revenues	26.1	31.3	(17)%	54.5	87.3	(38)%
Title policy premiums, net	6.8	10.6	(36)%	13.4	21.1	(36)%

Total revenues	32.9	41.9	(21)%	67.9	108.4	(37)%
General and administrative expense	22.8	38.4	(41)%	53.3	83.4	(36)%
Interest expense	0.8	6.8	(88)%	2.1	16.4	(87)%
Interest and other (income)	(2.6)	(10.6)	(75)%	(6.3)	(25.9)	(76)%

Income before income taxes	$11.9	$7.3	63%	$18.8	$34.5	(46)%

FINANCIAL SERVICES OPERATING MARGIN ANALYSIS

	Percentages of Financial Services Revenues
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
General and administrative expense	69.3%	91.6%	78.5%	76.9%
Interest expense	2.4%	16.2%	3.1%	15.1%
Interest and other (income)	(7.9)%	(25.3)%	(9.3)%	(23.9)%
Income before income taxes	36.2%	17.4%	27.7%	31.8%

  Mortgage Loan Activity
     The volume of loans originated and brokered by our mortgage operations is directly related to the number and value of homes closed by our homebuilding operations. In the three and six-month periods ended March 31, 2008, total first-lien loans originated or brokered by DHI Mortgage for our homebuyers decreased by 36% and 41%, respectively, primarily due to the decreases in the number of homes closed of 31% and 34%, respectively. The percentage decreases in loans originated was greater than the percentage decreases in homes closed due to a decline in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing). In the three and six-month current year periods, our mortgage capture rate decreased to 63% and 61%, respectively, from 68% and 69% in the comparable prior year periods.
     Home closings from our homebuilding operations constituted 92% and 93% of DHI Mortgage loan originations in the three and six-month periods ended March 31, 2008, respectively, compared to 95% in the respective prior periods. This consistently high rate reflects DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations.
     The number of loans sold to third-party investors decreased by 52% and 53% in the three and six months ended March 31, 2008, respectively, from the comparable periods of 2007. The decreases were primarily due to decreases in the number of mortgage loans originated as compared to the prior year periods.
  Financial Services Revenues and Expenses
     Revenues from the financial services segment decreased 21% and 37%, to $32.9 million and $67.9 million in the three and six months ended March 31, 2008, respectively, from the comparable periods of 2007. These decreases were primarily due to decreases in the number of mortgage loans originated and sold, although during the current quarter, the effect of decreased loan volume was partially offset by the recognition of an additional $7.4 million of revenues related to the adoption of SAB 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” on January 1, 2008. SAB 109 requires that the expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Additionally, we increased our loan loss reserve from $24.6 million at September 30, 2007, to $35.5 million at March 31, 2008 to provide for estimated losses on loans held in portfolio, loans held for sale, and estimated future obligations related to loans sold with recourse. The increase in this reserve resulted in a corresponding decrease to the gains on sale of mortgages.
     General and administrative (G&A) expenses associated with financial services decreased 41% and 36%, to $22.8 million and $53.3 million in the three and six months ended March 31, 2008, respectively, from the comparable periods of 2007. The largest component of our financial services G&A expense is employee compensation and related costs, which represented 69% and 73% of G&A costs in the three and six-month periods of fiscal 2008, respectively, and approximately 75% of G&A costs in both periods of fiscal 2007. Those costs decreased 45%, to $15.7 million and 38% to $38.9 million in the three and six months ended March 31, 2008, respectively, compared to the respective prior year periods, as we have continued to align the number of employees with current and anticipated loan origination and title service levels. Our financial services operations employed approximately 700 and 1,300 employees at March 31, 2008 and 2007, respectively.
     As a percentage of financial services revenues, G&A expenses in the three-month period ended March 31, 2008 decreased 2,230 basis points, to 69.3%, from 91.6% in the comparable period of 2007. The decrease in this percentage was primarily the result of the current quarter recognition of $7.4 million of revenues related to the adoption of SAB 109, as well as the smaller increase in the loss allowances and reserves during the current quarter compared to the prior year quarter. As a percentage of financial services revenues, G&A expenses in the six-month period ended March 31, 2008 increased 160 basis points, to 78.5%, from 76.9% in the comparable period of 2007. The increase was primarily due to the reduction in revenue resulting from the decrease in mortgage loan volume during the 2008 period, which was largely offset by the effect of the additional revenue recognized upon adopting SAB 109 in the current quarter. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur due to changes in the amount of revenue earned, as some expenses are not directly related to mortgage loan volume.

RESULTS OF OPERATIONS — CONSOLIDATED
  Income (Loss) Before Income Taxes
     Loss before income taxes for the three months ended March 31, 2008 was $884.6 million, compared to income before income taxes of $83.4 million for the same period of 2007. Loss before income taxes for the six months ended March 31, 2008 was $1,087.5 million, compared to income before income taxes of $260.4 million for the same period of 2007. The primary factor contributing to the decrease in consolidated earnings was a decrease in our homebuilding gross profit and significantly higher inventory impairment charges during the current quarter. Further deterioration of market conditions in the homebuilding industry and related availability of mortgage financing may further negatively impact our financial results, and may also result in further asset impairment charges against income in future periods.
  Income Taxes
     SFAS No. 109, “Accounting for Income Taxes,” requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, we periodically assess the need to establish valuation allowances for deferred tax assets based on the SFAS No. 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the taxable income available in current statutory carryback periods; reversals of existing taxable temporary differences; tax planning strategies; the nature, frequency and severity of current and cumulative losses; the duration of statutory carryforward periods; our historical experience in generating operating profits; and expectations for future profitability. In making such judgments, significant weight is given to evidence that can be objectively verified. SFAS No. 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.
     Due to the challenging market conditions in the homebuilding industry during the past two years, we have recorded significant impairment charges for both inventory and goodwill, and we now anticipate being in a three-year cumulative pre-tax loss position for fiscal years 2006 through 2008. While we have a long history of profitable operations prior to the current downturn in the homebuilding industry, the expected cumulative loss position is significant negative evidence in assessing the recoverability of our deferred tax assets. Therefore, at March 31, 2008 we have recorded a $714.3 million valuation allowance on our deferred tax assets, representing those deferred tax asset amounts for which ultimate realization is dependent upon the generation of future taxable income during the periods in which the related temporary differences become deductible. Of the total valuation allowance, $385.0 million relates to the deferred tax assets existing as of the beginning of the current fiscal year, while the remainder relates to providing a valuation allowance for deferred tax assets created during the current period. The remaining deferred tax assets of $545.5 million for which there are no valuation allowances relate to amounts that are expected to be primarily realized through net operating loss carrybacks to tax years 2006 and 2007. The realization of approximately $157 million of these deferred taxes assets is largely dependent upon executing our current plan to dispose of certain properties before September 30, 2008.
     The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.
     On October 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The cumulative effect of adopting FIN 48 had no impact on our beginning retained earnings. As of the date of adoption and at March 31, 2008, total reserves for uncertain tax positions were $14.5 million, of which the entire amount would favorably impact our effective tax rate if recognized. Effective with our adoption of FIN 48, interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of the income tax provision. Interest and penalties related to unrecognized tax benefits were previously included in interest expense and in selling, general and administrative expense, respectively. During the periods ended March 31, 2008, interest and penalties were an insignificant amount in the three-month period, and were $0.5 million in the six-month period. At March 31, 2008, our total accrued interest and penalties relating to uncertain tax positions was $1.6 million. We do not expect the total amount of unrecognized tax benefits to significantly decrease or increase within twelve months of the current reporting date.
     We are subject to federal income tax and to income tax in multiple states. The Internal Revenue Service is currently examining our fiscal years 2004 and 2005 and we are being audited by various states. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2004 through 2008.
     In the three and six months ended March 31, 2008, the provision for income taxes was $421.0 million and $347.0 million, respectively. In the three and six months ended March 31, 2007, the provision for income taxes was $31.7 million and $99.0 million, respectively. Our effective tax rates for the three and six-month periods ended March 31, 2008 differs from the statutory rate, primarily because of the establishment of the valuation allowance as discussed above.
  Net Income (Loss)
     Net loss for the three months ended March 31, 2008 was $1,305.6 million, compared to net income of $51.7 million for the same period of 2007. Net loss for the six months ended March 31, 2008 was $1,434.5 million, compared to net income of $161.4 million for the same period of 2007. The primary factor contributing to the decrease in consolidated net income during the fiscal 2008 periods was the decrease in consolidated pre-tax earnings as described above, as well as the recording of a $714.3 million deferred tax valuation allowance during the current quarter.
CAPITAL RESOURCES AND LIQUIDITY
     We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt securities. As we have utilized our capital resources and liquidity to fund our operations, we have focused on maintaining a strong balance sheet.
     At March 31, 2008, our ratio of net homebuilding debt to total capital was 42.9%, an increase of 200 basis points from 40.9% at March 31, 2007, and 270 basis points from 40.2% at September 30, 2007. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash divided by total capital net of cash (homebuilding notes payable net of cash plus stockholders’ equity). The increase in our ratio of net homebuilding debt to total capital at March 31, 2008 as compared with the ratio a year earlier was primarily due to the decrease in retained earnings, partially offset by paying down our homebuilding debt with cash flows from operations. Our ratio of net homebuilding debt to total capital remains within our target operating range of below 45%. We believe that our strong balance sheet and liquidity position will allow us to be flexible in reacting to changing market conditions. However, future period-end net homebuilding debt to total capital ratios may be higher than the 42.9% ratio achieved at March 31, 2008.
     We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its obligation under its repurchase agreement is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include homebuilding cash as a reduction of our homebuilding debt and total capital. For comparison to our ratios of net homebuilding debt to capital above, at March 31, 2008 and 2007, and at September 30, 2007, our ratios of homebuilding debt to total capital, without netting cash balances, were 46.8%, 41.3%, and 41.7%, respectively.
     We believe that we will be able to continue to fund our homebuilding and financial services operations and our future cash needs (including debt maturities) through a combination of our existing cash resources; cash flows from operations; our existing, renewed or amended credit facilities and, if needed, the issuance of new securities through the public capital markets.

  Homebuilding Capital Resources
     Cash and Cash Equivalents — At March 31, 2008, we had available homebuilding cash and cash equivalents of $518.9 million.
     Bank Credit Facility and Indentures — We have a $2.25 billion unsecured revolving credit facility, which includes a $1.0 billion letter of credit sub-facility. The revolving credit facility, which matures on December 16, 2011, has an uncommitted accordion provision of $400 million which could be used to increase the size of the facility to $2.65 billion upon obtaining additional commitments from lenders. The facility is guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries. We borrow funds through the revolving credit facility throughout the year to fund working capital requirements, and we repay such borrowings with cash generated from our operations and, in the past, from the issuance of public securities. At March 31, 2008, we had no cash borrowings and $74.3 million of standby letters of credit outstanding on our homebuilding revolving credit facility and the interest rate was 3.4%. In addition to the stated interest rates, the revolving credit facility requires us to pay certain fees.
     In January 2008, through an amendment to the credit agreement, the size of the revolving credit facility was reduced from its previous size of $2.5 billion to $2.25 billion. The amendment also revised certain financial covenants, including reducing the required level of minimum tangible net worth and reducing the maximum leverage ratio. Additionally, the amended facility modified the adjusted EBITDA to adjusted interest incurred covenant such that it can no longer result in an event of default.
     Under the debt covenants associated with our revolving credit facility, if we have fewer than two investment grade senior unsecured debt ratings from Moody’s Investors Service, Fitch Ratings and Standard and Poor’s Ratings Services, we are subject to a borrowing base limitation and restrictions on unsold homes and residential land and lots. During the first quarter of fiscal 2008 both Standard & Poor’s and Moody’s downgraded our senior debt rating by one level to below investment grade status; therefore, these additional limitations are currently in effect.
     Under the borrowing base limitation, the sum of our senior debt and the amount drawn on our revolving credit facility may not exceed certain percentages of the various categories of our unencumbered inventory and cash and cash equivalents. At March 31, 2008, the borrowing base arrangement limited our additional borrowing capacity from any source to $1.3 billion.
     Based on the amended terms of the credit agreement, the following table presents the revised levels required to maintain our compliance with the financial covenants associated with our revolving credit facility, and the levels achieved as of and for the period ended March 31, 2008. These debt covenants are measured at the end of each fiscal quarter. They are required to be maintained by us and all of our direct and indirect subsidiaries (collectively, Guarantor Subsidiaries), other than the financial services subsidiaries and certain inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries).

Level Achieved
as of or for the
12-month
	Required	Period Ended
	Level	March 31, 2008
Leverage Ratio (1)	0.55 to 1.0 or less	0.45 to 1.0
Ratio of adjusted EBITDA to adjusted Interest Incurred (2)	—	2.8 to 1.0
Minimum Tangible Net Worth (3) (in millions)	$ 3,500.0	$ 3,789.7
Ratio of Unsold Homes to Homes Closed	40% or less	20%
Ratio of Residential Land and Lots to Tangible Net Worth	less than 150%	125%

(1)	The Leverage Ratio is calculated by dividing net notes payable (as calculated below) by total capitalization (as calculated below).

As of
March 31, 2008
(In millions)
Consolidated notes payable	$3,744.8
Less: Non-Guarantor Subsidiaries’ notes payable	(164.0)

D.R. Horton, Inc. and Guarantor Subsidiaries’ notes payable	3,580.8
Add: Non-performance letters of credit	34.2
Less: Allowable cash and cash equivalents of D.R. Horton, Inc. and Guarantor Subsidiaries*	(463.8)

Net notes payable	$3,151.2

Consolidated equity	$4,072.8
Less: Non-Guarantor Subsidiaries’ equity	(188.9)

D.R. Horton, Inc. and Guarantor Subsidiaries’ equity	$3,883.9

Total capitalization	$7,035.1

*	Includes cash and cash equivalents of D.R. Horton, Inc. and Guarantor Subsidiaries in excess of $50 million, but not exceeding $500 million.
(2)	The Ratio of adjusted EBITDA to adjusted Interest Incurred is calculated by dividing D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted EBITDA for the twelve months ended March 31, 2008 (as calculated below) by D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted interest incurred for the same period (as calculated below).

For the Twelve
Months Ended
March 31, 2008
(In millions)
Consolidated loss before income taxes	$(2,299.1)
Less: Non-Guarantor Subsidiaries’ income before income taxes	(62.5)

D.R. Horton, Inc. and Guarantor Subsidiaries’ loss before income taxes	(2,361.6)
Add: Non-Guarantor Subsidiaries’ dividend to D.R. Horton, Inc.	52.6
Add: D.R. Horton, Inc. and Guarantor Subsidiaries’ interest expensed and amortized to cost of sales	257.2
Add: D.R. Horton, Inc. and Guarantor Subsidiaries’ depreciation and amortization	57.4
Add: Guarantor Subsidiaries’ goodwill impairment	474.1
Add: D.R. Horton, Inc. and Guarantor Subsidiaries’ inventory impairments and land option cost write-offs	2,250.2
Less: Consolidated interest income	(23.8)
Add: Non-Guarantor Subsidiaries’ interest income	20.3

D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted EBITDA	$726.4

For the Twelve
Months Ended
March 31, 2008
(In millions)
Consolidated interest incurred	$276.5
Less: Non-Guarantor Subsidiaries’ interest incurred	(9.3)

D.R. Horton, Inc. and Guarantor Subsidiaries’ interest incurred	267.2
Less: Consolidated interest income	(23.8)
Add: Non-Guarantor Subsidiaries’ interest income	20.3

D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted interest incurred	$263.7

Although the terms of the amended credit agreement do not require a minimum level of interest coverage to create an event of default, if the ratio of adjusted EBITDA to adjusted Interest Incurred is less than 2.0 to 1.0, we would be required to pay additional pricing premiums as outlined in the amendment. If the ratio is less than 1.5 to 1.0 for two consecutive quarters we must maintain an adjusted Cash Flow to adjusted Interest Incurred ratio of 1.5 to 1.0 or maintain borrowing capacity under our borrowing base limitation plus D.R. Horton, Inc. and Guarantor Subsidiaries’ cash and cash equivalents of $500 million or more. Adjusted Cash Flow is calculated by adding D.R. Horton, Inc. and Guarantor Subsidiaries’ cash provided by (used in) operating activities plus adjusted interest incurred.

(3)	Minimum Tangible Net Worth is calculated by adding the $1.1 million fair value of our interest rate swap and deducting Guarantor Subsidiaries’ goodwill of $95.3 million from D.R. Horton, Inc. and Guarantor Subsidiaries’ equity of $3,883.9 million (as calculated above).
     At March 31, 2008, we are limited from making payments which reduce our tangible net worth, such as dividends or stock repurchases, in excess of $289.7 million which represents the excess of our tangible net worth over the level required under the revolving credit facility. Future net losses would reduce our tangible net worth and thus reduce this availability.
     Our senior subordinated notes indenture contains restrictions that become operative if our Consolidated Fixed Charge Coverage Ratio for four fiscal quarters is not at least 2.0 to 1.0. If we fail to satisfy this ratio, we would be precluded from making certain restricted payments, including dividends, and incurring additional debt other than certain refinancing indebtedness, purchase money indebtedness or other permitted indebtedness that are not dependent on this ratio, including $1 billion principal amount of indebtedness under our revolving credit facility at any time outstanding. The Consolidated Fixed Charge Coverage Ratio is defined in the senior subordinated notes indenture as the ratio of Consolidated Cash Flow Available for Fixed Charges to Consolidated Interest Incurred. At March 31, 2008, this ratio was 2.9 to 1.0. The following provides a reconciliation of the calculation of this ratio with the calculation of the Ratio of Adjusted EBITDA to Adjusted Interest Incurred presented above:

For the Twelve
Months Ended
March 31, 2008
(In millions)
D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted EBITDA*	$726.4
Add: Consolidated interest income	23.8
Less: Non-Guarantor Subsidiaries’ interest income	(20.3)

Consolidated Cash Flow Available for Fixed Charges	$729.9

D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted interest incurred*	$263.7
Add: Consolidated interest income	23.8
Less: Non-Guarantor Subsidiaries’ interest income	(20.3)
Less: Interest costs related to term borrowings retired during the period	(15.0)

Consolidated Interest Incurred	$252.2

*	Represents an amount calculated in (2) above.
     Additionally, at March 31, 2008, under covenants contained in the indenture governing the senior subordinated notes, approximately $800 million was available for all restricted payments, such as dividends, stock repurchases and other investments as defined in the indenture governing the senior subordinated notes; however, availability of this amount in future periods may be affected by future operating results and interest coverage levels.
     At March 31, 2008, we were in compliance with all of the covenants, limitations and restrictions that form a part of the bank revolving credit facility and the public debt obligations. However, the margins by which we have complied with the tangible net worth covenant of our revolving credit facility and the interest coverage ratio of our senior subordinated notes indenture have declined. If our operating results continue at current levels, tangible net worth and the interest coverage ratio will likely decline below the required levels by the end of fiscal 2008. Consequently, we intend to seek an amendment to our revolving credit facility to modify the covenant provisions included in the credit facility before the end of the current fiscal year. The amendment may also include, among other things, a reduction in the commitment amount under this facility. Additionally, we intend to address the interest coverage incurrence ratio of the senior subordinated notes indenture before our operating results could become insufficient to satisfy it. If we failed to satisfy this ratio, we would be precluded from making certain restricted payments, including dividends, and incurring additional debt other than certain refinancing indebtedness, purchase money indebtedness and other permitted indebtedness, including $1 billion principal amount of indebtedness under the revolving credit facility at any time outstanding.
     Repayments of Public Unsecured Debt — On December 1, 2007, we repaid the $215 million principal amount of our 7.5% senior notes which became due on that date.
     In February 2008, through an unsolicited transaction, we repurchased $36.5 million principal amount of our 9.75% senior subordinated notes due 2010 for a purchase price of $36.0 million, plus accrued interest. The gain of $0.5 million is included in homebuilding other income in our consolidated statements of operations for the three and six months ended March 31, 2008.
     Shelf Registration Statements — We have an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission, registering debt and equity securities which we may issue from time to time in amounts to be determined. Also, at March 31, 2008, we had the capacity to issue approximately 22.5 million shares of common stock under our acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.
Financial Services Capital Resources
     Cash and Cash Equivalents — At March 31, 2008, we had available financial services cash and cash equivalents of $42.0 million.
     Mortgage Warehouse Loan Facility — DHI Mortgage had a $540 million mortgage warehouse loan facility that matured March 28, 2008. This facility was not renewed upon maturity, but was replaced with the mortgage repurchase facility described below.
     Commercial Paper Conduit Facility — DHI Mortgage also had a $600 million commercial paper conduit facility (the “CP conduit facility”) with a maturity date of June 27, 2009. Effective April 1, 2008, the CP conduit facility was voluntarily terminated by agreement of the parties, as we believe our mortgage repurchase facility entered into in March 2008 will provide sufficient liquidity for our mortgage operations. At March 31, 2008, we had no borrowings outstanding under the CP conduit facility.
     Mortgage Repurchase Facility — On March 28, 2008, DHI Mortgage entered into a mortgage sale and repurchase agreement (the “mortgage repurchase facility”), that matures March 26, 2009. The mortgage repurchase facility, which replaced the mortgage warehouse loan facility, provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third party investors in the secondary market or upon a specified time per the terms of the mortgage repurchase facility. As of March 31, 2008, $247.7 million of mortgage loans held for sale were pledged under this repurchase arrangement. Under generally accepted accounting principles, the mortgage repurchase facility is accounted for as a secured financing. The facility has a capacity of $275 million, subject to an accordion feature that could increase the total capacity to $500 million based on obtaining increased committed sums from existing counterparties, new commitments from prospective counterparties, or a combination of both. In addition, DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance fundings totaling $66.9 million, DHI Mortgage had an obligation of $164.0 million outstanding under the mortgage repurchase facility at March 31, 2008 and the interest rate was 3.8%.
     The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth, its minimum required net income and its minimum required liquidity. At March 31, 2008, our financial services subsidiaries were in compliance with all of the conditions and covenants of the mortgage repurchase facility.
     In the past, we have been able to renew or extend our mortgage credit facilities on satisfactory terms prior to their maturities, and obtain temporary additional commitments through amendments of the respective credit agreements during periods of higher than normal volumes of mortgages held for sale. The liquidity of our financial services business depends upon our continued ability to renew and extend the mortgage repurchase facility or to obtain other additional financing in sufficient capacities.
Operating Cash Flow Activities
     For the six months ended March 31, 2008, net cash provided by our operating activities was $1.0 billion compared to $473.8 million during the comparable period of the prior year. During the six months ended March 31, 2008, we continued to limit our investments in inventory, as evidenced by a $1.2 billion decrease in owned inventory (excluding the impact of impairments and write-offs) during the current period, compared to $4.2 million of inventory growth in the same period of 2007. In light of the challenging market conditions, we have substantially slowed our purchases of land and lots and our development spending on land we own, and have restricted the number of homes under construction to better match our expected rate of home sales and closings. We plan to continue to restrict our number of homes under construction and significantly limit our development spending during the remainder of fiscal 2008. Our ability to reduce our inventory levels is, however, heavily dependent upon our ability to close a sufficient number of homes in the next few quarters, which may prove difficult given the current market conditions. To the extent our inventory levels decrease during the remainder of fiscal 2008, we expect to generate net positive cash flows from operating activities, should all other factors remain constant.
     Another significant factor affecting our operating cash flows for the six months ended March 31, 2008 was the decrease in mortgage loans held for sale of $216.4 million during the period. The decrease in mortgage loans held for sale was due to a decrease in the number of loans originated during the second quarter of fiscal 2008 compared to the fourth quarter of fiscal 2007. We expect to continue to use cash to fund an increase in mortgage loans held for sale in quarters when our homebuilding closings grow. However, in periods when home closings are flat or decline as compared to prior periods, or if our mortgage capture rate declines, the amounts of net cash used may be reduced or we may generate positive cash flows from reductions in the balances of mortgage loans held for sale.
Investing Cash Flow Activities
     For the six months ended March 31, 2008 and 2007, cash used in investing activities represented net purchases of property and equipment, primarily model home furniture and office equipment. Such purchases are not significant relative to our total assets or cash flows, but were reduced in the current quarter in light of the weaker market conditions.
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
     During the three months ended March 31, 2008, the Board of Directors declared a quarterly cash dividend of $0.15 per common share, which was paid on February 20, 2008 to stockholders of record on February 12, 2008. In May 2008, the Board of Directors declared a quarterly cash dividend of $0.075 per common share, payable on May 29, 2008 to stockholders of record on May 19, 2008. Quarterly cash dividends of $0.15 per common share were declared in the comparable quarters of fiscal 2007. We do not have any current intention of reducing our dividend further; however, the declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions, as well as compliance with or relief from covenants contained in our revolving credit facility and our senior subordinated notes indenture.

Changes in Capital Structure
     In November 2007, our Board of Directors extended its authorizations for the repurchase of up to $463.2 million of the Company’s common stock and the repurchase of debt securities of up to $500 million to November 30, 2008. In February 2008, we repurchased $36.5 million principal amount of our 9.75% senior subordinated notes due 2010, which resulted in $463.5 million of the debt repurchase authorization remaining at March 31, 2008.
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
     At March 31, 2008, our homebuilding operations had outstanding letters of credit of $74.3 million and surety bonds of $1.8 billion, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.
     Our financial services subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.
     In the ordinary course of business, we enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Within the land and lot option purchase contracts in force at March 31, 2008, there were a limited number of contracts, representing only $55.4 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting certain obligations. Also, pursuant to the provisions of Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” as amended (FIN 46), issued by the FASB, we consolidated certain variable interest entities with assets of $24.8 million related to some of our outstanding land and lot option purchase contracts. Creditors, if any, of these variable interest entities have no recourse against us. Additionally, pursuant to SFAS No. 49, “Accounting for Product Financing Arrangements,” we recorded $69.2 million of land inventory not owned related to some of our outstanding land and lot option purchase contracts. Further discussion of our land option contracts is provided in the “Land and Lot Position and Homes in Inventory” section that follows.

LAND AND LOT POSITION AND HOMES IN INVENTORY
     The following is a summary of our land and lot position and homes in inventory at March 31, 2008 and September 30, 2007:

	As of March 31, 2008				As of September 30, 2007
		Lots				Lots
		Controlled				Controlled
	Lots Owned -	Under Lot	Total		Lots Owned -	Under Lot	Total
	Developed	Option and	Land/Lots	Homes	Developed	Option and	Land/Lots	Homes
	and Under	Similar	Owned and	in	and Under	Similar	Owned and	in
	Development	Contracts	Controlled	Inventory	Development	Contracts	Controlled	Inventory
Northeast	14,000	9,000	23,000	1,200	14,000	12,000	26,000	1,800
Midwest	10,000	4,000	14,000	1,300	10,000	3,000	13,000	1,900
Southeast	29,000	9,000	38,000	2,400	32,000	14,000	46,000	3,400
South Central	31,000	10,000	41,000	3,900	31,000	15,000	46,000	4,400
Southwest	16,000	6,000	22,000	2,700	38,000	8,000	46,000	3,100
California	13,000	1,000	14,000	2,300	14,000	9,000	23,000	3,300
West	28,000	1,000	29,000	1,300	28,000	2,000	30,000	2,000

	141,000	40,000	181,000	15,100	167,000	63,000	230,000	19,900

	78%	22%	100%		73%	27%	100%

     At March 31, 2008, we owned or controlled approximately 181,000 lots, 22% of which were lots under option or similar contracts, compared with approximately 230,000 lots at September 30, 2007. Our current strategy is to continue to reduce our owned and controlled lot position, in line with our reduced expectations for future home sales and closings, through the construction and sale of homes and sales of land and lots, along with critical evaluation of acquiring lots currently controlled under option.
     At March 31, 2008, we controlled approximately 40,000 lots with a total remaining purchase price of approximately $1.1 billion under land and lot option purchase contracts, with a total of $84.8 million in earnest money deposits. Our lots controlled included approximately 8,000 optioned lots with a remaining purchase price of approximately $216.1 million and secured by deposits totaling $25.5 million, for which we do not expect to exercise our option to purchase the land or lots, but the contract has not yet been terminated. Consequently, we have written off the deposits related to these contracts, resulting in a net earnest money deposit balance of $59.3 million at March 31, 2008.
     We had a total of approximately 15,100 homes in inventory, including approximately 1,800 model homes at March 31, 2008, compared to approximately 19,900 homes in inventory, including approximately 2,000 model homes at September 30, 2007. Of our total homes in inventory, approximately 7,100 and 10,600 were unsold at March 31, 2008 and September 30, 2007, respectively. At March 31, 2008, approximately 3,200 of our unsold homes were completed, of which approximately 1,600 homes had been completed for more than six months. At September 30, 2007, approximately 5,000 of our unsold homes were completed, of which approximately 1,100 homes had been completed for more than six months. Our strategy is to continue to restrict and adjust our total number of homes in inventory and our number of unsold homes in inventory during fiscal 2008 as necessary, to match our reduced expectations for future home sales and closings. In addition, we will continue our efforts to sell excess land and lot positions in certain markets.
CRITICAL ACCOUNTING POLICIES
     As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2007, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, the consolidation of variable interest entities, warranty and insurance claim costs, goodwill, income taxes and stock-based compensation. Since September 30, 2007, there have been no significant changes to those critical accounting policies and estimates except for the adoption of SAB 109 and FIN 48 as described below. Additionally, we have expanded our critical accounting policy disclosures related to “Income Taxes,” “Inventories and Cost of Sales” and “Land and Lot Option Purchase Contracts,” which follow.

     Revenue Recognition — Adoption of Staff Accounting Bulletin No. 109 — In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 revises and rescinds portions of Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” and requires that the expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 was effective for us on January 1, 2008 and has been applied prospectively to commitments issued or modified after that date.
     Income Taxes — Deferred Tax Asset Valuation Allowance and Adoption of FASB Interpretation No. 48 — We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and financial reporting purposes. In accordance with SFAS No. 109, “Accounting for Income Taxes,” a reduction in the carrying amounts of deferred tax assets by a valuation allowance is required, if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the SFAS No. 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the taxable income available in current statutory carryback periods; reversals of existing taxable temporary differences; tax planning strategies; the nature, frequency and severity of current and cumulative losses; the duration of statutory carryforward periods; our historical experience in generating operating profits; and expectations for future profitability. In making such judgments, significant weight is given to evidence that can be objectively verified. SFAS No. 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.
     On October 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Effective with our adoption of FIN 48, interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of the income tax provision. Interest and penalties related to unrecognized tax benefits were previously included in interest expense and in selling, general and administrative expense, respectively. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change.
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
     Land and development costs are typically allocated to individual residential lots on a pro-rata basis, and the costs of residential lots are transferred to construction in progress when home construction begins. We use the specific identification method for the purpose of accumulating home construction costs. Cost of sales for homes closed includes the specific construction costs of each home and all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) based upon the total number of homes expected to be closed in each community. Any changes to the estimated total development costs subsequent to the initial home closings in a community are generally allocated on a pro-rata basis to the remaining homes in the community.

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
     In accordance with SFAS No. 144, land inventory and related communities under development are reviewed for potential write-downs when impairment indicators are present. We review our inventory at the community level and the inventory within each community may be categorized as land held for development, residential land and lots developed and under development, and construction in progress and finished homes, based on the stage of production or plans for future development. A particular community often includes inventory in more than one category. In reviewing each of our communities, we determine if impairment indicators exist on inventory held and used by analyzing a variety of factors including, but not limited to, the following:
•	gross margins on homes closed in recent months;

•	projected gross margins on homes in backlog;

•	projected gross margins based on community budgets;

•	trends in gross margins, average selling prices or cost of sales;

•	sales absorption rates; and

•	performance of other communities in nearby locations.
     If indicators of impairment are present for a community, SFAS No. 144 requires an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if so, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by community specific factors including estimates of the amounts and timing of future revenues and estimates of the amount of land development, materials and labor costs which, in turn, may be impacted by the following local market conditions:
•	supply and availability of new and existing homes;

•	location and desirability of our neighborhoods;

•	variety of product types offered in the area;

•	pricing and use of incentives by us and our competitors;

•	alternative uses for our land or communities such as the sale of land, finished lots or home sites to third parties;

•	amount of land and lots we own or control in a particular market or sub-market; and

•	local economic and demographic trends.
     Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Our determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. When an impairment charge for a community is determined, the charge is then allocated to each lot in the community in the same manner as our land and development costs are allocated to each lot.
     In accordance with SFAS No. 144, impairment charges are also recorded on finished homes in substantially completed communities when events or circumstances indicate that the carrying values are greater than the fair value less estimated costs to sell these homes.
     We generally do not purchase land for resale. However, when we own land or communities under development that no longer fit into our development and construction plans and we determine that the best use of the asset is the sale of the asset, the project is accounted for as land held for sale, assuming the land held for sale criteria defined in SFAS No. 144 are met. We record land held for sale at the lesser of its carrying value or fair value less estimated costs to sell. In performing impairment evaluation for land held for sale, we consider several factors including, but not limited to, prices for land in recent comparable sales transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land and recent legitimate offers received. If the estimated fair value less cost to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less cost to sell.
     The key assumptions relating to the valuations are impacted by local market economic conditions and the actions of competitors, and are inherently uncertain. Due to uncertainties in the estimation process, actual results could differ from such estimates. Our quarterly assessments reflect management’s estimates and we continue to monitor the fair value of held-for-sale assets through the disposition date.
     Land and Lot Option Purchase Contracts — In the ordinary course of our homebuilding business, we enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Under such option purchase contracts, we will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of our option deposits are not refundable at our discretion.
     Option deposits and pre-acquisition costs we incur related to our land and lot option purchase contracts are capitalized in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” if all of the following conditions have been met: (1) the costs are directly identifiable with the specific property; (2) the costs would be capitalized if the property were already acquired; and (3) acquisition of the property is probable, meaning we are actively seeking and have the ability to acquire the property, and there is no indication that the property is not available for sale. We also consider the following when determining if the acquisition of the property is probable: (1) changes in market conditions subsequent to contracting for the purchase of the land; (2) current contract terms, including per lot price and required purchase dates; and (3) our current land position in the given market or sub-market. Option deposits and capitalized pre-acquisition costs are expensed to cost of sales when we believe it is probable that we will no longer acquire the land or lots under option.
     We also evaluate our land and lot option purchase contracts in accordance with the provisions of FIN 46. FIN 46 provides guidance for the financial accounting and reporting of interests in certain variable interest entities, which FIN 46 defines as certain business entities that either have equity investors with voting rights disproportionate to their ownership interests, or have equity investors that do not provide sufficient financial resources for the entities to support their activities. FIN 46 requires consolidation of such entities by any company that is subject to a majority of the risk of loss from the entities’ activities or is entitled to receive a majority of the entities’ residual returns or both, defined as the primary beneficiary of the variable interest entity. Under the requirements of FIN 46, certain of our option purchase contracts result in the creation of a variable interest in the entity holding the land parcel under option.
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
FORWARD-LOOKING STATEMENTS
     Some of the statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:
•	the continuing downturn in the homebuilding industry, including further deterioration in industry or broader economic conditions;

•	the reduction in availability of mortgage financing and liquidity in the financial markets;

•	the limited success of our strategies in responding to adverse conditions in the industry;

•	changes in general economic, real estate, construction and other business conditions;

•	changes in interest rates or other costs of owning a home;

•	the effects of governmental regulations and environmental matters;

•	our substantial debt and our ability to comply with related debt covenants, restrictions and limitations;

•	our ability to realize our deferred income tax asset;

•	competitive conditions within our industry;

•	the availability of capital;

•	our ability to effect any future growth strategies successfully; and

•	the uncertainties inherent in home warranty and construction defect claims matters.
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
     Our interest rate swap is not designated as a hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We are exposed to market risk associated with changes in the fair value of the swap, and such changes are reflected in our statements of operations.
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
     Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific investor through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party investors. The hedging instruments related to IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recognized in current earnings. Hedging instruments related to funded, uncommitted loans are designated as fair value hedges, with changes in the value of the derivative instruments recognized in current earnings, along with changes in the value of the funded, uncommitted loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the three and six months ended March 31, 2008 and 2007 was not significant, is recognized in current earnings. At March 31, 2008, hedging instruments to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $635.2 million. Uncommitted IRLCs, the duration of which are generally less than six months, totaled approximately $159.1 million, and uncommitted mortgage loans held for sale totaled approximately $63.0 million at March 31, 2008. The fair value of the hedging instruments and IRLCs at March 31, 2008 was an insignificant amount.
     We also purchase forward rate agreements (FRAs) and economic interest rate hedges as part of a program to potentially offer homebuyers a below market interest rate on their home financing. At March 31, 2008, these potential mortgage loan originations totaled approximately $94.4 million and were hedged with FRAs of $15.8 million and economic interest rate hedges of $1,046.7 million in EDFC put options and $32.7 million in MBS put options. Both the FRAs and economic interest rate hedges have various maturities not exceeding twelve months. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. These gains and losses for the three and six months ended March 31, 2008 and 2007 were not significant.

     The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2008. The interest rates for our variable rate debt represent the weighted average interest rates in effect at March 31, 2008. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented. In addition, the table sets forth the notional amount, weighted average interest rate and estimated fair value of our interest rate swap. At March 31, 2008, the fair value of the interest rate swap was a $1.1 million liability.

	Six Months
	Ending								Fair value
	September 30,	Fiscal Year Ending September 30,							at
	2008	2009	2010	2011	2012	2013	Thereafter	Total	3/31/08
	(In millions)
Debt:
Fixed rate	$21.0	$592.2	$363.5	$450.0	$314.6	$300.0	$1,550.0	$3,591.3	$3,267.2
Average interest rate	8.2%	7.3%	6.6%	7.0%	5.4%	6.7%	6.0%	6.4%
Variable rate	$164.0	$—	$—	$—	$—	$—	$—	$164.0	$164.0
Average interest rate	3.8%	—	—	—	—	—	—	3.8%
Interest Rate Swap:
Variable to fixed	$100.0	$—	$—	$—	$—	$—	$—	$—	$1.1
Average pay rate	5.0%	—	—	—	—	—	—	—
Average receive rate	90-day LIBOR
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
     There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On June 15, 2007, a putative class action, John R. Yeatman, et al. v. D.R. Horton, Inc., et al., was filed by one of our customers against us and our affiliated mortgage company subsidiary in the United States District Court for the Southern District of Georgia. The complaint sought certification of a class alleged to include persons who, within the year preceding the filing of the suit, purchased a home from us and obtained a mortgage for such purchase from our affiliated mortgage company subsidiary. The complaint alleged that we violated Section 8 of the Real Estate Settlement Procedures Act by effectively requiring our homebuyers to use our affiliated mortgage company to finance their home purchases by offering certain discounts and incentives. The action sought damages in an unspecified amount and injunctive relief. On April 23, 2008, the Court ruled on our motion to dismiss and dismissed this complaint with prejudice, however, it is possible the plaintiffs will appeal the Court’s order.
     On March 24, 2008, a putative class action, James Wilson, et al. v. D.R. Horton, Inc., et al., was filed by five customers of Western Pacific Housing, Inc., one of our wholly-owned subsidiaries, against us, Western Pacific Housing, Inc., and our affiliated mortgage company subsidiary, in the United States District Court for the Southern District of California. The complaint seeks certification of a class alleged to include persons who, within the four years preceding the filing of the suit, purchased a home from us, or any of our subsidiaries, and obtained a mortgage for such purchase from our affiliated mortgage company subsidiary. The complaint alleges that we violated Section 1 of the Sherman Antitrust Act and Sections 16720, 17200 and 17500 of the California Business and Professions Code by effectively requiring our homebuyers to apply for a loan through our affiliated mortgage company. The complaint alleges that the homebuyers were either deceived about loan costs charged by our affiliated mortgage company or coerced into using our affiliated mortgage company, or both, and that discounts and incentives offered by us or our subsidiaries to buyers who obtained financing from our affiliated mortgage company were illusory. The action seeks treble damages in an unspecified amount and injunctive relief. Management believes the claims alleged in this action are without merit and will defend them vigorously. However, as the action is still in its early stages, we are unable to express an opinion as to the likelihood of an unfavorable outcome or the amount of damages, if any. Consequently, we have not recorded any liabilities for damages in the accompanying consolidated balance sheet.
ITEM 1A. RISK FACTORS
     In addition to the risk factors previously identified in our annual report on Form 10-K for the year ended September 30, 2007, we add the following:
Failure to comply with certain financial tests or meet ratios contained in our revolving credit facility and the indenture governing our senior subordinated notes could preclude the payment of dividends, impose restrictions on our business, capital resources or other activities or otherwise adversely affect us.
     Our revolving credit facility requires us to maintain certain levels of leverage, tangible net worth and components of inventory. The facility also includes a borrowing base requirement that is currently in effect which limits availability based upon, among other things, certain levels of inventory. If we do not maintain the requisite levels, we may not be able to pay dividends or available financing could be reduced. In addition, if an event of default results, the lenders could cease further funding under the facility and declare any outstanding amounts due and payable. The lenders could also seek to renegotiate the terms of the facility or impose further restrictions on our ability to pay dividends, obtain other financing or engage in other activities.
     The indenture governing our senior subordinated notes contains an interest coverage ratio, which, if not met, would preclude us from making certain restricted payments, including dividends, and incurring additional debt other than certain refinancing indebtedness, purchase money indebtedness or other permitted indebtedness, including $1 billion principal amount of indebtedness under our revolving credit facility at any time outstanding.

     At March 31, 2008, we were in compliance with all of the covenants, limitations and restrictions that form a part of the bank revolving credit facility and the senior subordinated debt indenture. However, the margins by which we have complied with the tangible net worth covenant of our revolving credit facility and the interest coverage ratio of the senior subordinated notes indenture have declined. If our operating results continue at current levels, tangible net worth and the interest coverage ratio will likely decline below the required levels by the end of fiscal 2008. Consequently, we intend to seek an amendment to our revolving credit facility to modify the covenant provisions included in the facility before then. The amendment may also include, among other things, a reduction in the commitment amount under this facility. Additionally, we intend to address the interest coverage ratio of the senior subordinated notes indenture before operating results could become insufficient to satisfy it. We cannot assure that we will be successful in these efforts or that the terms or amount of any revised financing will not have an adverse effect on us, our business, capital resources or financial results.
We may not realize our deferred income tax asset.
     As of March 31, 2008, we have a deferred income tax asset of $545.5 million which is net of a valuation allowance of $719.0 million. The ultimate realization of the deferred income tax asset is dependent upon the taxable income available in current statutory carryback periods, reversals of existing taxable temporary differences, tax planning strategies and our ability to generate taxable income within the statutory carryforward periods. Based on our assessment, including the implementation of certain tax planning strategies, the realization of approximately $719.0 million of our deferred income tax asset is dependent upon the generation of future taxable income during the statutory carryforward periods in which the related temporary differences become deductible. The remaining deferred income tax asset of $545.5 million for which there are no valuation allowances relate to amounts that are expected to be primarily realized through net operating loss carrybacks to tax years 2006 and 2007.
     The accounting for deferred income taxes is based upon an estimate of future results and the valuation allowance may be increased or decreased as conditions change or if we are unable to implement certain tax planning strategies. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Changes in tax laws could also affect actual tax results and the valuation of deferred income tax assets over time.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          (a) At the Company’s Annual Meeting of Stockholders held on January 31, 2008 (the “Annual Meeting”), the stockholders re-elected each of the eight members of the Board of Directors of the Company to serve until the Company’s next annual meeting of stockholders and until their respective successors are elected and qualified. The names of the eight directors, the number of votes cast for and the number of votes withheld were as follows:

Name	Votes For	Votes Withheld
Donald R. Horton	266,398,997	12,276,012

Bradley S. Anderson	255,306,061	23,368,948

Michael R. Buchanan	266,681,427	11,993,582

Richard I. Galland	266,462,037	12,212,972

Michael W. Hewatt	256,098,555	22,576,454

Bob G. Scott	269,303,950	9,371,059

Donald J. Tomnitz	267,030,942	11,644,067

Bill W. Wheat	255,166,161	23,508,848

          (b) At the Annual Meeting, the stockholders voted for a proposal to approve an amendment and restatement to the D.R. Horton, Inc. Amended and Restated 2000 Incentive Bonus Plan. The number of votes cast for and against the proposal and the number of abstentions were as set forth below.

Votes For	Votes Against	Abstained

225,208,917	51,253,502	2,212,590
          (c) At the Annual Meeting, the stockholders voted for a proposal to approve the D.R. Horton, Inc. 2008 Performance Unit Plan. The number of votes cast for and against the proposal and the number of abstentions were as follows:

Votes For	Votes Against	Abstained

251,797,818	24,653,875	2,223,315
          (d) At the Annual Meeting, the stockholders voted against a stockholder proposal concerning a pay-for-superior-performance standard for executive compensation. The number of votes cast for and against the proposal and the number of abstentions and broker non-votes were as set forth below. A broker non-vote occurs when a broker or entity that holds shares for a beneficial owner of the shares is unable to vote on the proposal under applicable stock exchange rules because the proposal is considered non-routine and the owner has not provided voting instructions.

Votes For	Votes Against	Abstained	Broker Non-Votes

77,445,663	162,607,137	3,543,436	35,078,773
ITEM 6. EXHIBITS

(a)	Exhibits.

	3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992. (1)

	3.2	Amended and Restated Bylaws of the Company. (2)

	10.1	Fourth Amendment to Revolving Credit Agreement, dated January 4, 2008 among D.R. Horton, Inc. and Wachovia Bank, National Association, as Administrative Agent, and the Lenders named in the Revolving Credit Agreement. (3)

	10.2	D.R. Horton, Inc. Amended and Restated 2000 Incentive Bonus Plan. (4)

	10.3	D.R. Horton, Inc. 2008 Performance Unit Plan. (5)

	10.4†	Summary of Compensation of certain Named Executive Officers. (6)

	10.5	Form of Performance Unit Award pursuant to the D.R. Horton, Inc. 2008 Performance Unit Plan. (7)

	10.6	Form of Non-Qualified Stock Option Agreement (Employee-Term Vesting) pursuant to the D.R. Horton, Inc. 2006 Stock Incentive Plan. (8)

	10.7	Form of Non-Qualified Stock Option Agreement (Outside Director-Term Vesting) pursuant to the D.R. Horton, Inc. 2006 Stock Incentive Plan. (9)

	10.8	Master Repurchase Agreement, dated March 27, 2008, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as administrative agent and a buyer, JP Morgan Chase Bank, National Association, as syndication agent, J.P. Morgan Securities, Inc., as lead arranger and sole bookrunner, and the other parties listed thereto. (10)

	10.9	Custody Agreement, dated March 27, 2008, by and between DHI Mortgage Company, Ltd. and U.S. Bank National Association, as administrative agent and representative of certain buyers. (11)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges. (*)

31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer. (*)

32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer. (*)

*	Filed herewith.

†	Management compensatory plan.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2008.

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2008.

(4)	Incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 7, 2008.

(5)	Incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 7, 2008.

(6)	Incorporated by reference from Item 5.02 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2008.

(7)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2008.

(8)	Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2008.

(9)	Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2008.

(10)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2008.

(11)	Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2008.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date: May 8, 2008	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)