Form 10-Q
period 2008-06-30
HORTON D R INC /DE/
filed 2008-08-06
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
Yes ☑       No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $.01 par value – 316,608,676 shares as of August 1, 2008

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
	(In millions)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$819.4	$228.3
Inventories:
Construction in progress and finished homes	2,064.1	3,346.8
Residential land and lots — developed and under development	3,505.3	5,334.7
Land held for development	735.4	540.1
Land inventory not owned	91.9	121.9

	6,396.7	9,343.5
Property and equipment, net	78.9	110.2
Deferred income taxes, net of valuation allowance of $887.7 million and $4.7 million at June 30, 2008 and September 30, 2007, respectively	518.7	863.8
Earnest money deposits and other assets	230.8	291.2
Goodwill	95.3	95.3

	8,139.8	10,932.3

Financial Services:
Cash and cash equivalents	31.8	41.3
Mortgage loans held for sale	246.4	523.5
Other assets	46.5	59.2

	324.7	624.0

Total assets	$8,464.5	$11,556.3

LIABILITIES
Homebuilding:
Accounts payable	$285.2	$566.2
Accrued expenses and other liabilities	803.7	933.3
Notes payable	3,581.6	3,989.0

	4,670.5	5,488.5

Financial Services:
Accounts payable and other liabilities	17.2	24.7
Repurchase agreement and notes payable to financial institutions	86.5	387.8

	103.7	412.5

	4,774.2	5,901.0

Minority interests	32.5	68.4

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 319,965,087 shares issued and 316,309,854 shares outstanding at June 30, 2008 and 318,569,673 shares issued and 314,914,440 shares outstanding at September 30, 2007	3.2	3.2
Additional capital	1,716.2	1,693.3
Retained earnings	2,034.1	3,986.1
Treasury stock, 3,655,233 shares at June 30, 2008 and September 30, 2007, at cost	(95.7)	(95.7)

	3,657.8	5,586.9

Total liabilities and stockholders’ equity	$8,464.5	$11,556.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions, except per share data)
	(Unaudited)
Homebuilding:
Revenues:
Home sales	$1,415.0	$2,470.5	$4,619.8	$7,753.1
Land/lot sales	18.3	77.6	145.1	212.7

	1,433.3	2,548.1	4,764.9	7,965.8

Cost of sales:
Home sales	1,271.7	2,058.8	4,097.1	6,380.2
Land/lot sales	14.2	65.6	118.0	187.6
Inventory impairments and land option cost write-offs	330.4	852.0	1,410.0	1,010.8

	1,616.3	2,976.4	5,625.1	7,578.6

Gross profit (loss):
Home sales	143.3	411.7	522.7	1,372.9
Land/lot sales	4.1	12.0	27.1	25.1
Inventory impairments and land option cost write-offs	(330.4)	(852.0)	(1,410.0)	(1,010.8)

	(183.0)	(428.3)	(860.2)	387.2
Selling, general and administrative expense	194.7	267.5	616.1	858.9
Goodwill impairment	—	425.6	—	425.6
Interest expense	11.7	—	22.9	—
Loss on early retirement of debt	2.6	12.1	2.6	12.1
Other (income)	(3.5)	(3.9)	(7.0)	(5.7)

	(388.5)	(1,129.6)	(1,494.8)	(903.7)

Financial Services:
Revenues	30.9	50.0	98.8	158.3
General and administrative expense	23.1	36.0	76.4	119.3
Interest expense	0.6	4.1	2.7	20.5
Interest and other (income)	(2.2)	(8.3)	(8.5)	(34.2)

	9.4	18.2	28.2	52.7

Loss before income taxes	(379.1)	(1,111.4)	(1,466.6)	(851.0)
Provision for (benefit from) income taxes	20.2	(287.6)	367.2	(188.7)

Net loss	$(399.3)	$(823.8)	$(1,833.8)	$(662.3)

Basic and diluted net loss per common share	$(1.26)	$(2.62)	$(5.81)	$(2.11)

Cash dividends declared per common share	$0.075	$0.15	$0.375	$0.45

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended June 30,
	2008	2007
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(1,833.8)	$(662.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42.1	48.3
Amortization of debt discounts and fees	5.3	4.9
Stock option compensation expense	9.6	9.1
Income tax benefit from stock option exercises	(2.7)	(8.0)
Deferred income taxes	345.1	(361.9)
Loss on early retirement of debt	2.6	12.1
Inventory impairments and land option cost write-offs	1,410.0	1,010.8
Goodwill impairment	—	425.6
Changes in operating assets and liabilities:
Decrease (increase) in construction in progress and finished homes	991.2	(96.7)
Decrease (increase) in residential land and lots – developed, under development, and held for development	518.8	(84.2)
Decrease in earnest money deposits and other assets	58.6	129.4
Decrease in mortgage loans held for sale	277.1	553.9
Decrease in accounts payable, accrued expenses and other liabilities	(423.5)	(433.8)

Net cash provided by operating activities	1,400.4	547.2

INVESTING ACTIVITIES
Purchases of property and equipment	(9.1)	(32.7)

Cash used in investing activities	(9.1)	(32.7)

FINANCING ACTIVITIES
Proceeds from notes payable and repurchase agreement	204.4	2,560.0
Repayment of notes payable	(907.8)	(3,745.3)
Decrease in restricted cash	—	248.3
Increase in book overdraft	—	18.9
Proceeds from stock associated with certain employee benefit plans	9.2	10.0
Income tax benefit from stock option exercises	2.7	8.0
Cash dividends paid	(118.2)	(141.2)

Net cash used in financing activities	(809.7)	(1,041.3)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	581.6	(526.8)
Cash and cash equivalents at beginning of period	269.6	587.6

Cash and cash equivalents at end of period	$851.2	$60.8

Supplemental disclosures of noncash activities:
Notes payable issued for inventory	$—	$4.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2008
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
  Seasonality
     Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and nine-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.
  Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
  Business
     The Company is a national homebuilder that is engaged primarily in the construction and sale of single-family housing in 80 markets and 27 states in the United States at June 30, 2008. The Company designs, builds and sells single-family detached houses on lots it developed and on finished lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. Periodically, the Company sells land and lots. The Company also provides title agency and mortgage financing services, principally to its homebuyers. The Company generally does not retain or service the mortgages that it originates but, rather, seeks to sell the mortgages and related servicing rights to investors.
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
June 30, 2008
the community level and determines if impairment indicators exist on inventory held and used by analyzing a variety of factors including, but not limited to, the following:
•	gross margins on homes closed in recent months;

•	projected gross margins on homes sold but not closed;

•	projected gross margins based on community budgets;

•	trends in gross margins, average selling prices or cost of sales;

•	sales absorption rates; and

•	performance of other communities in nearby locations.
     If indicators of impairment are present for a community, SFAS No. 144 requires an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if so, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by community specific factors including estimates of the amounts and timing of future revenues and estimates of the amount of land development, materials and labor costs which, in turn, may be impacted by the following local market conditions:
•	supply and availability of new and existing homes;

•	location and desirability of the Company’s communities;

•	variety of product types offered in the area;

•	pricing and use of incentives by the Company and its competitors;

•	alternative uses for the Company’s land or communities such as the sale of land, finished lots or home sites to third parties;

•	amount of land and lots the Company owns or controls in a particular market or sub-market; and

•	local economic and demographic trends.
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
     At June 30, 2008, the Company had $296.8 million of land held for sale, consisting of land held for development and land under development that has met the criteria of available for sale in accordance with SFAS No. 144. Land held for sale is carried at the lesser of its carrying value or fair value less estimated costs to sell. Additionally, impairment charges are also recorded on finished homes in substantially completed communities when events or circumstances indicate that the carrying values are greater than the fair value less estimated costs to sell these homes.
     During the first nine months of fiscal 2008, the difficult conditions within the homebuilding industry that prevailed during fiscal 2007 became more challenging. High inventory levels of both new and existing homes, elevated cancellation rates, low sales absorption rates, affordability issues and overall weak consumer confidence persisted throughout the period. The effects of these factors continued to be magnified by the tightening of credit standards in the mortgage markets, which has caused a decline in the availability of certain mortgage products. More

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2008
recently, increasing home foreclosures and indications of weakness in the general economy have caused additional weakness in many housing markets.
     The market factors mentioned above, combined with continued weakness in sales order prices and gross profit from home sales revenues, have caused the Company’s outlook for the homebuilding industry and its impact on its business to remain cautious. The Company’s continuing outlook is that housing market conditions will be challenging and may deteriorate further, and the timing of a recovery in the housing market remains unclear.
     When the Company performed its quarterly inventory impairment analysis in accordance with SFAS No. 144, the assumptions utilized reflected the expectation that the challenging conditions in the homebuilding industry will persist. Therefore, the current quarter impairment evaluation continued to indicate a significant number of communities with impairment indicators. Communities with a combined carrying value of $2,646.8 million as of June 30, 2008, had indicators of potential impairment and were evaluated for impairment. The analysis of each of these communities generally assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community or for comparable communities in order to generate an acceptable absorption rate. While it is difficult to determine a timeframe for a given community in the current market conditions, the remaining lives of these communities was estimated to be in a range from six months to in excess of ten years. Through this evaluation process, it was determined that communities with a carrying value of $915.3 million as of June 30, 2008, the largest portions of which were in the California, West and Midwest regions, were impaired. As a result, during the three months ended June 30, 2008, impairment charges totaling $323.2 million were recorded to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $835.8 million in the same period of the prior year. During the nine months ended June 30, 2008 and 2007, impairment charges totaled $1,383.7 million and $943.9 million, respectively. In the three and nine months ended June 30, 2008, approximately 79% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 21% of the charges were recorded to residential construction in progress and finished homes inventory.
     If conditions in the homebuilding industry or specific markets in which the Company operates worsen beyond current expectations, and as the Company re-evaluates specific community pricing and incentives and land sale strategies, the Company may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges, and such charges could be material.
     Based on a quarterly review of land and lot option contracts, the Company has written off earnest money deposits and pre-acquisition costs related to contracts which it no longer plans to pursue. During the three-month periods ended June 30, 2008 and 2007, the Company wrote off $7.2 million and $16.2 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts. During the nine-month periods ended June 30, 2008 and 2007, the Company wrote off $26.3 million and $66.9 million, respectively, of such deposits and costs.
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2008
     The consolidation of these variable interest entities added $22.9 million in land inventory not owned and minority interests related to entities not owned to the Company’s balance sheet at June 30, 2008. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $4.2 million and promissory notes and surety bonds totaling $0.3 million. Creditors, if any, of these variable interest entities have no recourse against the Company.
     For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits. At June 30, 2008, such exposure totaled $30.5 million.
     Additionally, the Company evaluated land and lot option purchase contracts in accordance with SFAS No. 49, “Accounting for Product Financing Arrangements,” and added $69.0 million in land inventory not owned, with a corresponding increase to accrued expenses and other liabilities, to the Company’s balance sheet at June 30, 2008 as a result of this evaluation.
NOTE D — NOTES PAYABLE
     The Company’s notes payable at their principal amounts, net of unamortized discounts, as applicable, consist of the following:

	June 30,	September 30,
	2008	2007
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2011	$—	$150.0
7.5% senior notes due 2007	—	215.0
5% senior notes due 2009, net	199.9	199.8
8% senior notes due 2009, net	384.8	384.6
4.875% senior notes due 2010, net	249.5	249.3
9.75% senior notes due 2010	96.8	—
9.75% senior subordinated notes due 2010, net	16.7	149.5
6% senior notes due 2011, net	249.6	249.5
7.875% senior notes due 2011, net	199.3	199.2
5.375% senior notes due 2012	300.0	300.0
6.875% senior notes due 2013	200.0	200.0
5.875% senior notes due 2013	100.0	100.0
6.125% senior notes due 2014, net	198.1	197.9
5.625% senior notes due 2014, net	248.6	248.5
5.25% senior notes due 2015, net	298.3	298.1
5.625% senior notes due 2016, net	298.1	297.9
6.5% senior notes due 2016, net	499.2	499.1
Secured and other	42.7	50.6

	$3,581.6	$3,989.0

Financial Services:
Mortgage repurchase facility, maturing 2009	$86.5	$—
Mortgage warehouse facility, matured March 28, 2008	—	267.8
Commercial paper conduit facility, terminated April 1, 2008	—	120.0

	$86.5	$387.8

     The Company has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC), registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2008
  Homebuilding:
     The Company has a $1.65 billion unsecured revolving credit facility, which includes a $1.0 billion letter of credit sub-facility. The revolving credit facility, which matures December 16, 2011, has an uncommitted accordion provision of $400 million which could be used to increase the size of the facility to $2.05 billion upon obtaining additional commitments from lenders. The Company’s borrowing capacity under this facility is reduced by the amount of letters of credit outstanding, and may be further reduced by the limitations in effect under the borrowing base arrangement described below. The facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of homebuilding debt to total capitalization, its ratio of adjusted EBITDA to adjusted interest incurred and its senior unsecured debt rating. At June 30, 2008, the Company had no cash borrowings and $71.3 million of standby letters of credit outstanding on the homebuilding revolving credit facility and the interest rate was 4.2%. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees.
     In January 2008, through an amendment to the credit agreement, the size of the revolving credit facility was reduced from $2.5 billion to $2.25 billion. The amendment also revised certain financial covenants, including reducing the required level of minimum tangible net worth and reducing the maximum leverage ratio. Additionally, the amendment modified the adjusted EBITDA to adjusted interest incurred covenant such that it can no longer result in an event of default.
     In June 2008, through an amendment to the credit agreement, the size of the revolving credit facility was reduced from $2.25 billion to $1.65 billion. The amendment further reduced the minimum tangible net worth requirement and modified the leverage ratio calculation to allow all cash in excess of $50 million to be deducted from notes payable. In addition, the amendment increased the maximum residential land and lots to tangible net worth ratio and modified tangible net worth to include certain capital stock. The amendment also changed the pricing terms of the revolving credit facility, whereby the interest rate spread on borrowings and on unused committed capacity was increased.
     Under the debt covenants associated with the revolving credit facility, if the Company has fewer than two investment grade senior unsecured debt ratings from Moody’s Investors Service, Fitch Ratings and Standard and Poor’s Ratings Services, it is subject to a borrowing base limitation and restrictions on unsold homes and residential land and lots. During the first quarter of fiscal 2008 both Standard & Poor’s and Moody’s downgraded the Company’s senior debt rating to below investment grade status; therefore, these additional limitations became effective and are currently in effect. During the third quarter of fiscal 2008, the Company’s senior debt rating was downgraded by all three rating agencies to their current levels as follows: Moody’s (Ba2); Standard and Poor’s (BB); and Fitch (BB+).
     Under the borrowing base limitation, the sum of the Company’s senior debt and the amount drawn on the revolving credit facility may not exceed the lesser of (a) certain percentages of the acquisition cost of various categories of unencumbered inventory or (b) certain percentages of the book value of various categories of unencumbered inventory, cash and cash equivalents. At June 30, 2008, the borrowing base arrangement limited the Company’s additional borrowing capacity from any source to $880 million.
     In November 2007, the Board of Directors extended its authorization for the repurchase of up to $500 million of the Company’s outstanding debt securities to November 30, 2008. At June 30, 2008, $463.5 million of the authorization was remaining.
     On December 1, 2007, the Company repaid the $215 million principal amount of its 7.5% senior notes which became due on that date.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2008
     In February 2008, the Company, through an unsolicited transaction, repurchased $36.5 million principal amount of its 9.75% senior subordinated notes due 2010 for a purchase price of $36.0 million, plus accrued interest. The gain of $0.5 million is included in homebuilding other income in the consolidated statements of operations for the nine months ended June 30, 2008.
     In May 2008, the Company commenced an offer to exchange any and all of its outstanding 9.75% senior subordinated notes due 2010 for an equal principal amount of new 9.75% senior notes due 2010. In conjunction with the exchange offer, the Company solicited consents to an amendment to the indenture governing the senior subordinated notes that would eliminate many of the restrictive covenants applicable to the senior subordinated notes. For each $1,000 principal amount of senior subordinated notes tendered prior to the expiration of the consent solicitation on June 4, 2008, holders received a consent payment of $10. On June 20, 2008, the exchange offer and related solicitation of consents to amend the indenture were successfully closed, with $96.8 million principal amount of the senior subordinated notes having been tendered for exchange, and $16.7 million principal amount of the 9.75% senior subordinated notes remaining under the amended indenture. As a result of the amendment to the indenture, many of the restrictive covenants contained in the indenture were eliminated.
     In July 2008, the Company, through an unsolicited transaction, repurchased $23.1 million principal amount of its 8% senior notes due 2009 at their face value, plus accrued interest.
     The revolving credit facility imposes restrictions on the Company’s operations and activities by requiring the Company to maintain certain levels of leverage, tangible net worth and components of inventory. If the Company does not maintain the requisite levels, it may not be able to pay dividends or available financing could be reduced or terminated. In addition, the indentures governing the Company’s senior notes and senior subordinated notes impose restrictions on the creation of liens.
     At June 30, 2008, the Company was in compliance with all of the covenants, limitations and restrictions that form a part of the bank revolving credit facility and the public debt obligations. However, the Company’s continued borrowing availability depends on its ability to remain in compliance with these covenants, limitations and restrictions. If it appears that the Company will not be able to comply with these requirements in the future, it could be more difficult and expensive to maintain the current level of financing or obtain additional financing.
  Financial Services:
     The Company’s mortgage subsidiary had a $540 million mortgage warehouse loan facility that matured March 28, 2008. This facility was replaced with the mortgage repurchase facility described below.
     On March 28, 2008, DHI Mortgage entered into a mortgage sale and repurchase agreement (the “mortgage repurchase facility”), that matures March 26, 2009. The mortgage repurchase facility, which replaced the mortgage warehouse loan facility, provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third party investors in the secondary market or upon a specified time per the terms of the mortgage repurchase facility. As of June 30, 2008, $206.0 million of mortgage loans held for sale were pledged under this repurchase arrangement. Under generally accepted accounting principles, the mortgage repurchase facility is accounted for as a secured financing. The facility has a capacity of $275 million, subject to an accordion feature that could increase the total capacity to $500 million based on obtaining increased commitments from existing counterparties, new commitments from prospective counterparties, or a combination of both. In addition, DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance fundings totaling $94.3 million, DHI Mortgage had an obligation of $86.5 million outstanding under the mortgage repurchase facility at June 30, 2008 and the interest rate was 3.5%.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2008
     The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth, its minimum required net income and its minimum required liquidity. At June 30, 2008, the mortgage subsidiary was in compliance with all of the conditions and covenants of the mortgage repurchase facility.
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
NOTE E — HOMEBUILDING INTEREST
     The Company capitalizes homebuilding interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Additionally, the Company writes off a portion of the capitalized interest related to communities for which inventory impairments are recorded in accordance with SFAS No. 144. Historically, the Company’s inventory eligible for interest capitalization (“active inventory”) exceeded its debt levels. As a result of the Company’s reduction of its inventories and suspension of development activities in many projects, in recent quarters the Company’s active inventory has been lower than its debt level, so a portion of the interest incurred during those periods was expensed directly to interest expense. As all interest incurred is ultimately expensed, this occurrence only accelerates the expense recognition of the interest incurred during the period. In the three and nine months ended June 30, 2008, the portion of interest incurred that was recognized as interest expense was $11.7 million and $22.9 million, respectively. The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, expensed as interest expense, charged to cost of sales and written off during the three and nine-month periods ended June 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)
Capitalized interest, beginning of period	$253.3	$334.7	$338.7	$288.9
Interest incurred	58.5	76.0	177.9	232.5
Interest expensed:
Directly to interest expense	(11.7)	—	(22.9)	—
Amortized to cost of sales	(44.9)	(60.8)	(178.1)	(171.5)
Written off with inventory impairments	(30.4)	(25.1)	(90.8)	(25.1)

Capitalized interest, end of period	$224.8	$324.8	$224.8	$324.8

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2008
     Changes in the Company’s warranty liability during the three and nine-month periods ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In millions)
Warranty liability, beginning of period	$98.7	$120.8	$116.0	$130.4
Warranties issued	6.7	11.6	21.9	36.9
Changes in liability for pre-existing warranties	(4.8)	(4.2)	(16.1)	(12.8)
Settlements made	(9.2)	(12.2)	(30.4)	(38.5)

Warranty liability, end of period	$91.4	$116.0	$91.4	$116.0

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
Mortgage Loans Held for Sale
     Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Newly originated loans that have been closed but not committed to a third-party investor are matched with hedging instruments that are designated as fair value hedges. Hedged loans are committed to third-party investors typically within three days of origination. Loans held for sale are generally carried at cost that is adjusted for changes in fair value after the date of designation of an effective accounting hedge, based on either sale commitments or current market quotes. During the nine months ended June 30, 2008 and 2007, the Company had net gains on sales of loans of $52.8 million and $75.2 million, respectively.
     Some of the loans sold by DHI Mortgage are sold with limited recourse provisions related to loan performance. Based on historical experience and current housing and credit market conditions, the Company has estimated and recorded a total loss reserve for mortgage loans held in portfolio, mortgage loans held for sale, and estimated future obligations related to loans sold with recourse of $33.1 million and $24.6 million at June 30, 2008 and September 30, 2007, respectively.
     The notional amounts of the hedging instruments used to hedge mortgage loans held for sale can vary in relationship to the underlying loan amounts, depending on the typical movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the three and nine months ended June 30, 2008 and 2007 was not significant, is recognized in current earnings. As of June 30, 2008, the Company had $92.3 million in loans not committed to third-party investors and hedging instruments related to those loans totaling $170.3 million.
Loan Commitments
     To meet the financing needs of its customers, the Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value. In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109), which requires that the expected net future cash flows related to the associated servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 was

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2008
effective for the Company on January 1, 2008 and has been applied prospectively to commitments issued or modified after that date. The adoption of SAB 109 in the second quarter of fiscal 2008 and its required valuation of the IRLCs resulted in the recognition of an additional $6.8 million of revenues during the nine months ended June 30, 2008. At June 30, 2008, the Company’s IRLCs totaled $194.6 million.
     The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments as described above. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. As of June 30, 2008, the Company had approximately $45.3 million of best-efforts whole loan delivery commitments and $355.6 million outstanding of hedging instruments related to its IRLCs not yet committed to investors.
     The Company also purchases forward rate agreements (FRAs) and economic interest rate hedges as part of a program to potentially offer homebuyers a below market interest rate on their home financing. At June 30, 2008, these potential mortgage loan originations totaled approximately $96.9 million and were hedged with FRAs of $8.5 million and economic interest rate hedges of $1,113.7 million in EDFC put options and $47.1 million in MBS put options. Both the FRAs and economic interest rate hedges have various maturities not exceeding twelve months. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. These gains and losses for the three and nine months ended June 30, 2008 and 2007 were not significant.
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
     Due to the challenging market conditions in the homebuilding industry during the past two years, the Company has recorded significant impairment charges for both inventory and goodwill and now anticipates being in a three-year cumulative pre-tax loss position for fiscal years 2006 through 2008. While the Company has a long history of profitable operations prior to the current downturn in the homebuilding industry, the expected cumulative loss position is significant negative evidence in assessing the recoverability of the Company’s deferred tax assets. Therefore, at March 31, 2008 the Company recorded a $714.3 million valuation allowance on its deferred tax assets, representing those deferred tax asset amounts for which ultimate realization is dependent upon the generation of future taxable income during the periods in which the related temporary differences become deductible. During the current quarter, the Company updated its assessment and recorded an additional $168.7 million valuation allowance for deferred tax assets primarily created during the three months ended June 30, 2008. The remaining deferred tax assets of $518.7 million for which there are no valuation allowances relate to amounts that are expected to be primarily realized through net operating loss carrybacks to tax years 2006 and 2007. The realization of approximately $153 million of these deferred taxes assets is largely dependent upon the Company executing its current plan to dispose of certain properties before September 30, 2008.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2008
     The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.
     On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The cumulative effect of adopting FIN 48 had no impact on the Company’s beginning retained earnings. As of the date of adoption and at June 30, 2008, total reserves for uncertain tax positions were $14.5 million, of which the entire amount would favorably impact the Company’s effective tax rate if recognized. Effective with the Company’s adoption of FIN 48, interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of the income tax provision. Interest and penalties related to unrecognized tax benefits were previously included in interest expense and in selling, general and administrative expense, respectively. During the three and nine-month periods ended June 30, 2008, interest and penalties were $0.1 million and $0.6 million, respectively. At June 30, 2008, the Company’s total accrued interest and penalties relating to uncertain tax positions was $1.6 million. The Company does not expect the total amount of unrecognized tax benefits to significantly decrease or increase within twelve months of the current reporting date.
     The Company is subject to federal income tax and to income tax in multiple states. The Internal Revenue Service is currently examining the Company’s fiscal years 2004 and 2005 and the Company is being audited by various states. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2004 through 2008.
     In the three and nine months ended June 30, 2008, the provision for income taxes was $20.2 million and $367.2 million, respectively. In the three and nine months ended June 30, 2007, the benefit from income taxes was $287.6 million and $188.7 million, respectively. The Company’s effective tax rates for the three and nine-month periods ended June 30, 2008 differ from the statutory rate, primarily because of the establishment of the valuation allowance as discussed above.
NOTE I — LOSS PER SHARE
     The following table sets forth the numerators and denominators used in the computation of basic and diluted loss per share for the three and nine months ended June 30, 2008 and 2007. In all four periods, all outstanding stock options were excluded from the computation because they were antidilutive due to the net loss recorded during each period.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In millions)
Numerator:
Net loss	$(399.3)	$(823.8)	$(1,833.8)	$(662.3)

Denominator:
Denominator for basic and diluted loss per share— adjusted weighted average common shares	316.0	314.3	315.5	313.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2008
NOTE J — STOCKHOLDERS’ EQUITY
     The Company has an automatically effective universal shelf registration statement registering debt and equity securities that it may issue from time to time in amounts to be determined. Also, at June 30, 2008, the Company had the capacity to issue approximately 22.5 million shares of common stock under its acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.
     In November 2007, the Board of Directors extended its authorization for the repurchase of up to $463.2 million of the Company’s common stock to November 30, 2008. All of the $463.2 million authorization was remaining at June 30, 2008.
     During the three months ended June 30, 2008, the Board of Directors declared a quarterly cash dividend of $0.075 per common share, which was paid on May 29, 2008 to stockholders of record on May 19, 2008. In July 2008, the Executive Committee of the Board of Directors, pursuant to prior authorization and approval by the Board of Directors, declared a quarterly cash dividend of $0.075 per common share, payable on August 28, 2008 to stockholders of record on August 18, 2008. Quarterly cash dividends of $0.15 per common share were declared in the comparable quarters of fiscal 2007.
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
     On June 15, 2007, a putative class action, John R. Yeatman, et al. v. D.R. Horton, Inc., et al., was filed by one of the Company’s customers against it and its affiliated mortgage company subsidiary in the United States District Court for the Southern District of Georgia. The complaint sought certification of a class alleged to include persons who, within the year preceding the filing of the suit, purchased a home from the Company and obtained a mortgage for such purchase from its affiliated mortgage company subsidiary. The complaint alleged that the Company violated Section 8 of the Real Estate Settlement Procedures Act by effectively requiring its homebuyers to use its affiliated mortgage company to finance their home purchases by offering certain discounts and incentives. The action sought damages in an unspecified amount and injunctive relief. On April 23, 2008, the Court ruled on the Company’s motion to dismiss and dismissed this complaint with prejudice. The plaintiffs filed a notice of appeal, which is currently pending.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2008
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
     In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At June 30, 2008, the Company had total deposits of $74.1 million, comprised of cash deposits of $66.1 million, promissory notes of $3.7 million, and letters of credit and surety bonds of $4.3 million, to purchase land and lots with a total remaining purchase price of $1.0 billion. Within the land and lot option purchase contracts in force at June 30, 2008, there were a limited number of contracts, representing only $49.3 million of remaining purchase price, subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations.
     Included in the total deposits of $74.1 million were $21.0 million of deposits related to land and lot option purchase contracts for which the Company does not expect to exercise its option to purchase the land or lots, but the contract has not yet been terminated. The remaining purchase price of those contracts was $234.7 million. Consequently, the deposits relating to these contracts have been written off, resulting in a net deposit balance of $53.1 million at June 30, 2008. The majority of land and lots under contract are currently expected to be purchased within three years, based on the Company’s assumptions as to the extent it will exercise its options to purchase such land and lots.
     Additionally, in the normal course of its business activities, the Company provides standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At June 30, 2008, outstanding standby letters of credit were $71.3 million and surety bonds were $1.8 billion. The Company has additional capacity of $928.7 million for standby letters of credit under its revolving credit facility.
NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which partially defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2008
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated financial position, results of operations or cash flows.
     In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60.” The statement requires that an insurance entity recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 also clarifies the application of SFAS No. 60 “Accounting and Reporting by Insurance Enterprises” to financial guarantee insurance contracts and expands disclosure requirements surrounding such contracts. SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 163; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2008
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
     Homebuilding is the Company’s core business, generating approximately 98% of consolidated revenues during the nine months ended June 30, 2008 and 2007. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land for residential purposes and the construction and sale of residential homes on such land, in 27 states and 80 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.
     The Company’s financial services segment provides mortgage financing and title agency services principally to customers of the Company’s homebuilding segments. The Company generally does not retain or service the mortgages that it originates, but, rather, seeks to sell the mortgages and related servicing rights to investors. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2008
     The accounting policies of the reporting segments are described throughout Note A in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007.

	Three Months Ended		Nine Months Ended
	June 30 ,		June 30,
		Restated		Restated
	2008	2007	2008	2007
		(In millions)
Revenues
Homebuilding revenues:
Northeast	$135.1	$251.0	$447.1	$790.0
Midwest	117.2	247.5	403.6	814.9
Southeast	189.0	367.9	625.8	1,082.3
South Central	345.0	493.4	1,058.0	1,422.4
Southwest	259.9	450.4	934.8	1,378.6
California	237.3	473.9	828.5	1,671.9
West	149.8	264.0	467.1	805.7

Total homebuilding revenues	$1,433.3	$2,548.1	$4,764.9	$7,965.8

Financial services revenues	$30.9	$50.0	$98.8	$158.3

Consolidated revenues	$1,464.2	$2,598.1	$4,863.7	$8,124.1

Inventory Impairments
Northeast	$19.3	$62.4	$128.6	$66.2
Midwest	67.5	112.6	93.0	145.4
Southeast	45.5	136.5	243.8	138.9
South Central	1.0	—	30.5	0.3
Southwest	30.3	23.4	57.2	23.4
California	82.9	319.4	533.3	388.2
West	76.7	181.5	297.3	181.5

Total inventory impairments	$323.2	$835.8	$1,383.7	$943.9

Goodwill Impairments
Northeast	$—	$39.4	$—	$39.4
Midwest	—	—	—	—
Southeast	—	11.5	—	11.5
South Central	—	—	—	—
Southwest	—	—	—	—
California	—	300.3	—	300.3
West	—	74.4	—	74.4

Total goodwill impairments	$—	$425.6	$—	$425.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2008

	Three Months Ended		Nine Months Ended
	June 30 ,		June 30,
		Restated		Restated
	2008	2007	2008	2007
		(In millions)
Income (Loss) Before Income Taxes (1)
Homebuilding income (loss) before income taxes:
Northeast	$(38.6)	$(92.6)	$(180.9)	$(72.4)
Midwest	(74.7)	(124.0)	(107.3)	(167.8)
Southeast	(62.9)	(129.6)	(286.4)	(83.0)
South Central	13.6	38.1	6.7	101.2
Southwest	(35.6)	27.4	(13.5)	129.7
California	(103.9)	(619.0)	(593.4)	(632.2)
West	(86.4)	(229.9)	(320.0)	(179.2)

Total homebuilding loss before income taxes	$(388.5)	$(1,129.6)	$(1,494.8)	$(903.7)
Financial services income before income taxes	$9.4	$18.2	$28.2	$52.7

Consolidated loss before income taxes	$(379.1)	$(1,111.4)	$(1,466.6)	$(851.0)

	June 30,	September 30,
	2008	2007
	(In millions)
Homebuilding Inventories (2):
Northeast	$760.8	$1,022.3
Midwest	578.4	801.3
Southeast	1,043.3	1,580.7
South Central	1,055.7	1,222.4
Southwest	848.2	1,136.7
California	755.7	1,661.7
West	1,071.4	1,519.9
Corporate and unallocated (3)	283.2	398.5

Total homebuilding inventory	$6,396.7	$9,343.5

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to the operations of the Company’s corporate office.

(2)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(3)	Primarily consists of capitalized interest and property taxes.
     In accordance with SFAS No. 142, the Company has allocated its goodwill to its reporting segments. During fiscal 2007, the recording of goodwill impairment charges resulted in the write-off of goodwill balances in five of the seven homebuilding segments. As of June 30, 2008 and September 30, 2007, allocation of the Company’s remaining goodwill balance of $95.3 million was as follows: South Central $15.9 million and Southwest $79.4 million. If conditions in the homebuilding industry or specific markets in which the Company operates worsen beyond current expectations, the Company may determine that some or all of its remaining goodwill balance has become impaired, which could result in additional goodwill impairment charges.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2008
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
Consolidating Balance Sheet
June 30, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$751.6	$63.3	$36.3	$—	$851.2
Investments in subsidiaries	1,653.7	—	—	(1,653.7)	—
Inventories	2,012.0	4,319.5	65.2	—	6,396.7
Property and equipment, net	20.7	40.8	17.4	—	78.9
Deferred income taxes	169.6	349.1	—	—	518.7
Earnest money deposits and other assets	72.2	124.2	86.4	(5.5)	277.3
Mortgage loans held for sale	—	—	246.4	—	246.4
Goodwill	—	95.3	—	—	95.3
Intercompany receivables	2,854.1	—	—	(2,854.1)	—

Total Assets	$7,533.9	$4,992.2	$451.7	$(4,513.3)	$8,464.5

LIABILITIES & EQUITY
Accounts payable and other liabilities	$294.6	$725.5	$91.5	$(5.5)	$1,106.1
Intercompany payables	—	2,806.7	47.4	(2,854.1)	—
Notes payable	3,581.5	0.1	86.5	—	3,668.1

Total Liabilities	3,876.1	3,532.3	225.4	(2,859.6)	4,774.2

Minority interests	—	—	32.5	—	32.5

Total Equity	3,657.8	1,459.9	193.8	(1,653.7)	3,657.8

Total Liabilities & Equity	$7,533.9	$4,992.2	$451.7	$(4,513.3)	$8,464.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2008
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2008
NOTE N — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Three Months Ended June 30, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$272.6	$1,154.3	$6.4	$—	$1,433.3
Cost of sales	336.2	1,274.4	5.7	—	1,616.3

Gross profit (loss)	(63.6)	(120.1)	0.7	—	(183.0)
Selling, general and administrative expense	78.1	113.9	2.7	—	194.7
Equity in loss of subsidiaries	226.8	—	—	(226.8)	—
Interest expense	11.7	—	—	—	11.7
Loss on early retirement of debt	2.6	—	—	—	2.6
Other (income) expense	(3.7)	0.8	(0.6)	—	(3.5)

	(379.1)	(234.8)	(1.4)	226.8	(388.5)

Financial Services:
Revenues	—	—	30.9	—	30.9
General and administrative expense	—	—	23.1	—	23.1
Interest expense	—	—	0.6	—	0.6
Interest and other (income)	—	—	(2.2)	—	(2.2)

	—	—	9.4	—	9.4

Income (loss) before income taxes	(379.1)	(234.8)	8.0	226.8	(379.1)
Provision for (benefit from) income taxes	20.2	12.8	3.1	(15.9)	20.2

Net income (loss)	$(399.3)	$(247.6)	$4.9	$242.7	$(399.3)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2008
NOTE N — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Nine Months Ended June 30, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$885.8	$3,849.0	$30.1	$—	$4,764.9
Cost of sales	1,198.1	4,402.7	24.3	—	5,625.1

Gross profit (loss)	(312.3)	(553.7)	5.8	—	(860.2)
Selling, general and administrative expense	240.9	368.5	6.7	—	616.1
Equity in loss of subsidiaries	891.8	—	—	(891.8)	—
Interest expense	22.9	—	—	—	22.9
Loss on early retirement of debt	2.6	—	—	—	2.6
Other (income) expense	(3.9)	(1.1)	(2.0)	—	(7.0)

	(1,466.6)	(921.1)	1.1	891.8	(1,494.8)

Financial Services:
Revenues	—	—	98.8	—	98.8
General and administrative expense	—	—	76.4	—	76.4
Interest expense	—	—	2.7	—	2.7
Interest and other (income)	—	—	(8.5)	—	(8.5)

	—	—	28.2	—	28.2

Income (loss) before income taxes	(1,466.6)	(921.1)	29.3	891.8	(1,466.6)
Provision for (benefit from) income taxes	367.2	252.2	11.1	(263.3)	367.2

Net income (loss)	$(1,833.8)	$(1,173.3)	$18.2	$1,155.1	$(1,833.8)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2008
NOTE N — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Three Months Ended June 30, 2007

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$557.9	$1,974.2	$16.0	$—	$2,548.1
Cost of sales	715.0	2,252.0	9.4	—	2,976.4

Gross profit (loss)	(157.1)	(277.8)	6.6	—	(428.3)
Selling, general and administrative expense	85.6	178.8	3.1	—	267.5
Goodwill impairment	—	425.6	—	—	425.6
Equity in loss of subsidiaries	860.7	—	—	(860.7)	—
Loss on early retirement of debt	12.1	—	—	—	12.1
Other (income) expense	(4.1)	(0.4)	0.6	—	(3.9)

	(1,111.4)	(881.8)	2.9	860.7	(1,129.6)

Financial Services:
Revenues	—	—	50.0	—	50.0
General and administrative expense	—	—	36.0	—	36.0
Interest expense	—	—	4.1	—	4.1
Interest and other (income)	—	—	(8.3)	—	(8.3)

	—	—	18.2	—	18.2

Income (loss) before income taxes	(1,111.4)	(881.8)	21.1	860.7	(1,111.4)
Provision for (benefit from) income taxes	(287.6)	(200.2)	8.0	192.2	(287.6)

Net income (loss)	$(823.8)	$(681.6)	$13.1	$668.5	$(823.8)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2008
NOTE N — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Nine Months Ended June 30, 2007

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$1,654.0	$6,283.8	$28.0	$—	$7,965.8
Cost of sales	1,539.4	6,022.0	17.2	—	7,578.6

Gross profit	114.6	261.8	10.8	—	387.2
Selling, general and administrative expense	301.7	549.7	7.5	—	858.9
Goodwill impairment	—	425.6	—	—	425.6
Equity in loss of subsidiaries	656.8	—	—	(656.8)	—
Loss on early retirement of debt	12.1	—	—	—	12.1
Other (income) expense	(5.0)	(1.9)	1.2	—	(5.7)

	(851.0)	(711.6)	2.1	656.8	(903.7)

Financial Services:
Revenues	—	—	158.3	—	158.3
General and administrative expense	—	—	119.3	—	119.3
Interest expense	—	—	20.5	—	20.5
Interest and other (income)	—	—	(34.2)	—	(34.2)

	—	—	52.7	—	52.7

Income (loss) before income taxes	(851.0)	(711.6)	54.8	656.8	(851.0)
Provision for (benefit from) income taxes	(188.7)	(135.5)	20.8	114.7	(188.7)

Net income (loss)	$(662.3)	$(576.1)	$34.0	$542.1	$(662.3)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2008
NOTE N — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash provided by operating activities	$112.1	$973.3	$313.4	$1.6	$1,400.4

INVESTING ACTIVITIES
Purchases of property and equipment	(3.2)	(5.6)	(0.3)	—	(9.1)

Net cash used in investing activities	(3.2)	(5.6)	(0.3)	—	(9.1)

FINANCING ACTIVITIES
Net change in notes payable	(402.1)	—	(301.3)	—	(703.4)
Net change in intercompany receivables/payables	1,151.1	(1,129.7)	(21.4)	—	—
Proceeds from stock associated with certain employee benefit plans	9.2	—	—	—	9.2
Income tax benefit from stock option exercises	2.7	—	—	—	2.7
Cash dividends paid	(118.2)	—	—	—	(118.2)

Net cash provided by (used in) financing activities	642.7	(1,129.7)	(322.7)	—	(809.7)

Increase (decrease) in cash and cash equivalents	751.6	(162.0)	(9.6)	1.6	581.6
Cash and cash equivalents at beginning of period	—	225.3	45.9	(1.6)	269.6

Cash and cash equivalents at end of period	$751.6	$63.3	$36.3	$—	$851.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2008
NOTE N — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2007

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$30.3	$(56.5)	$573.4	$—	$547.2

INVESTING ACTIVITIES
Purchases of property and equipment	(11.9)	(20.4)	(0.4)	—	(32.7)
Investment in subsidiary	(5.5)	—	—	5.5	—

Net cash used in investing activities	(17.4)	(20.4)	(0.4)	5.5	(32.7)

FINANCING ACTIVITIES
Net change in notes payable	(312.4)	—	(872.9)	—	(1,185.3)
Decrease in restricted cash	—	—	248.3	—	248.3
Increase in book overdraft	108.4	—	—	(89.5)	18.9
Net change in intercompany receivables/payables	240.8	(213.2)	(27.6)	—	—
Proceeds from stock associated with certain employee benefit plans	10.0	—	—	—	10.0
Income tax benefit from stock option exercises	8.0	—	—	—	8.0
Capital contribution from parent	—	—	5.5	(5.5)	—
Cash dividends paid	(141.2)	—	—	—	(141.2)

Net cash used in financing activities	(86.4)	(213.2)	(646.7)	(95.0)	(1,041.3)

Decrease in cash and cash equivalents	(73.5)	(290.1)	(73.7)	(89.5)	(526.8)
Cash and cash equivalents at beginning of period	73.5	379.8	134.3	—	587.6

Cash and cash equivalents at end of period	$—	$89.7	$60.6	$(89.5)	$60.8

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
BUSINESS
     We are the largest homebuilding company in the United States based on homes closed during the twelve months ended June 30, 2008. We construct and sell high quality homes through our operating divisions in 27 states and 80 markets in the United States as of June 30, 2008, primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $90,000 to $900,000, with an average closing price of $237,700 during the nine months ended June 30, 2008. Approximately 77% and 81% of home sales revenues were generated from the sale of single-family detached homes in the nine months ended June 30, 2008 and 2007, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs.
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

     We conduct our homebuilding operations in all of the geographic regions, states and markets listed below, and we conduct our mortgage and title operations in many of these markets. Our homebuilding operating segments are our homebuilding reportable regions and are comprised of the following markets:

State	Reporting Region/Market	State	Reporting Region/Market

	Northeast Region		South Central Region
Delaware	Central Delaware	Louisiana	Baton Rouge
	Delaware Shore	Mississippi	Mississippi Gulf Coast
Georgia	Savannah	Oklahoma	Oklahoma City
Maryland	Baltimore	Texas	Austin
	Suburban Washington, D.C.		Dallas
New Jersey	North New Jersey		Fort Worth
	South New Jersey		Houston
North Carolina	Brunswick County		Killeen/Temple
	Charlotte		Laredo
	Greensboro/Winston-Salem		Rio Grande Valley
	Raleigh/Durham		San Antonio
Pennsylvania	Philadelphia		Waco
Lancaster
South Carolina	Charleston		Southwest Region
	Columbia	Arizona	Casa Grande
	Hilton Head		Phoenix
	Myrtle Beach		Tucson
Virginia	Northern Virginia	New Mexico	Albuquerque
Las Cruces
	Midwest Region	Utah	Salt Lake City
Colorado	Colorado Springs
	Denver		California Region
	Fort Collins	California	Bay Area
Illinois	Chicago		Central Valley
Minnesota	Minneapolis/St. Paul		Imperial Valley
Wisconsin	Kenosha		Los Angeles County
Riverside/San Bernardino
	Southeast Region		Sacramento
Alabama	Birmingham		San Diego County
	Huntsville		Ventura County
	Mobile	Nevada	Reno
Florida	Daytona Beach
	Fort Myers/Naples		West Region
	Jacksonville	Hawaii	Hawaii
	Melbourne		Kauai
	Miami/West Palm Beach		Maui
	Ocala		Oahu
	Orlando	Idaho	Boise
	Pensacola	Nevada	Las Vegas
	Tampa		Laughlin
Georgia	Atlanta	Oregon	Albany
	Macon		Central Oregon
Portland
		Washington	Bellingham
Eastern Washington
Olympia
Seattle/Tacoma
Vancouver

OVERVIEW
     During the third quarter of fiscal 2008, conditions within the homebuilding industry remained very challenging. The continuing decline in demand for new homes was reflected in the volume of our net sales orders this quarter, which was 36% lower than in the third quarter of fiscal 2007, and the average selling price of those orders was down 5%. Consequently, the value of our sales order backlog at June 30, 2008 was 56% lower than a year ago.
     While we believe that housing market conditions will improve over the long-term, we expect that conditions in the near-term will continue to be challenging, and may deteriorate further. Several factors have contributed to the existing difficult environment, including: continued high levels of new and existing homes available for sale, continued margin pressure from increased price reductions and sales incentives, weak demand from new home consumers as they continue to see home prices adjust downward, continued high sales cancellations, limited housing affordability in many markets, restrictions on the availability of mortgage financing as a result of the credit tightening in the mortgage markets, increasing home foreclosures in many markets and weakening overall economic conditions in the United States.
     Due to these declining market conditions and the continued use of price reductions and sales incentives, our margins have remained under pressure and we evaluated a significant portion of our inventory in our quarterly impairment analysis. Based on our evaluation, we recorded significant inventory impairment charges during the three months ended June 30, 2008.
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
     These initiatives allowed us to generate significant cash flows from operations during fiscal 2007 and the nine months ended June 30, 2008, which we utilized to reduce our outstanding debt and increase our liquidity. Although we cannot provide any assurances that these initiatives will be successful, we expect that our operating strategy will allow us to continue to strengthen our balance sheet and liquidity position.

KEY RESULTS
     Key financial results as of and for the three months ended June 30, 2008, as compared to the same period of 2007, were as follows:
  Homebuilding Operations:
•	Homebuilding revenues decreased 44% to $1.4 billion.

•	Homes closed decreased 36% to 6,167 homes and the average selling price of those homes decreased 10% to $229,400.

•	Net sales orders decreased 36% to 5,501 homes.

•	Sales order backlog decreased 56% to $1.9 billion.

•	Home sales gross margins decreased 660 basis points to 10.1%.

•	Inventory impairments and land option cost write-offs were $330.4 million, compared to $852.0 million.

•	Homebuilding SG&A expenses decreased 27% to $194.7 million, but increased as a percentage of homebuilding revenues by 310 basis points to 13.6%.

•	Homebuilding pre-tax loss was $388.5 million, compared to a pre-tax loss of $1.1 billion.

•	Homes in inventory declined by 11,700 to 15,400.

•	Owned lots declined by 35,000 to 134,000.

•	Homebuilding debt decreased by $1.0 billion to $3.6 billion.

•	Net homebuilding debt to total capital decreased 170 basis points to 43.0%, and gross homebuilding debt to total capital increased 480 basis points to 49.5%.

•	Homebuilding cash was $819.4 million, compared to $4.9 million at June 30, 2007.
  Financial Services Operations:
•	Total financial services revenues decreased 38% to $30.9 million.

•	Financial services pre-tax income decreased 48% to $9.4 million.

•	Financial services debt decreased by $232.3 million to $86.5 million.
  Consolidated Results:
•	Net loss per share was $1.26, compared to net loss per share of $2.62.

•	Net loss was $399.3 million, compared to net loss of $823.8 million.

•	Stockholders’ equity decreased 36% to $3.7 billion.

•	Net cash provided by operations was $390.4 million, compared to $73.4 million.

     Key financial highlights for the nine months ended June 30, 2008, as compared to the same period of 2007, were as follows:
Homebuilding Operations:
•	Homebuilding revenues decreased 40% to $4.8 billion.

•	Homes closed decreased 34% to 19,435 homes and the average selling price of those homes decreased 9% to $237,700.

•	Net sales orders decreased 37% to 17,274 homes.

•	Home sales gross margins decreased 640 basis points to 11.3%.

•	Inventory impairments and land option cost write-offs were $1.4 billion, compared to $1.0 billion.

•	Homebuilding SG&A expenses decreased 28% to $616.1 million, but increased as a percentage of homebuilding revenues by 210 basis points to 12.9%.

•	Homebuilding pre-tax loss was $1.5 billion, compared to a pre-tax loss of $903.7 million.
Financial Services Operations:
•	Total financial services revenues decreased 38% to $98.8 million.

•	Financial services pre-tax income decreased 46% to $28.2 million.
Consolidated Results:
•	Provision for income taxes was $367.2 million, compared to a benefit of $188.7 million in the prior year period, due to recording a deferred tax valuation allowance of $883.0 million during the current year period.

•	Net loss per share was $5.81, compared to net loss per share of $2.11.

•	Net loss was $1.8 billion, compared to net loss of $662.3 million.

•	Net cash provided by operations was $1.4 billion, compared to $547.2 million.

RESULTS OF OPERATIONS — HOMEBUILDING
     The following tables set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and nine months ended June 30, 2008 and 2007. Based on our revised disaggregation of operating segments and the states within those segments, we have restated the 2007 amounts between reporting segments to conform to the 2008 presentation.

	Net Sales Orders

	Three Months Ended June 30,
	Homes Sold			Value (In millions)			Average Selling Price			Cancellation Rate
			%			%			%
	2008	2007	Change	2008	2007	Change	2008	2007	Change	2008	2007
Northeast	372	717	(48)%	$95.4	$191.7	(50)%	$256,500	$267,400	(4)%	37%	34%
Midwest	406	711	(43)%	121.1	213.8	(43)%	298,300	300,700	(1)%	23%	26%
Southeast	841	1,500	(44)%	172.3	323.7	(47)%	204,900	215,800	(5)%	39%	37%
South Central	1,904	2,541	(25)%	344.5	443.5	(22)%	180,900	174,500	4%	37%	33%
Southwest	864	1,614	(46)%	164.7	312.0	(47)%	190,600	193,300	(1)%	51%	45%
California	636	804	(21)%	194.3	307.1	(37)%	305,500	382,000	(20)%	47%	47%
West	478	672	(29)%	144.5	237.0	(39)%	302,300	352,700	(14)%	26%	40%

	5,501	8,559	(36)%	$1,236.8	$2,028.8	(39)%	$224,800	$237,000	(5)%	39%	38%

	Net Sales Orders

	Nine Months Ended June 30,
	Homes Sold			Value (In millions)			Average Selling Price			Cancellation Rate
			%			%			%
	2008	2007	Change	2008	2007	Change	2008	2007	Change	2008	2007
Northeast	1,225	2,527	(52)%	$315.8	$669.1	(53)%	$257,800	$264,800	(3)%	41%	32%
Midwest	1,145	2,584	(56)%	331.5	745.8	(56)%	289,500	288,600	—%	23%	22%
Southeast	2,586	4,301	(40)%	508.4	961.1	(47)%	196,600	223,500	(12)%	38%	25%
South Central	5,896	7,198	(18)%	1,048.2	1,282.2	(18)%	177,800	178,100	—%	35%	34%
Southwest	2,962	5,120	(42)%	557.5	1,010.7	(45)%	188,200	197,400	(5)%	49%	43%
California	2,127	3,247	(34)%	655.3	1,413.2	(54)%	308,100	435,200	(29)%	34%	37%
West	1,333	2,336	(43)%	408.3	838.9	(51)%	306,300	359,100	(15)%	32%	30%

	17,274	27,313	(37)%	$3,825.0	$6,921.0	(45)%	$221,400	$253,400	(13)%	38%	34%

	Sales Order Backlog

	June 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
			%			%			%
	2008	2007	Change	2008	2007	Change	2008	2007	Change
Northeast	682	1,806	(62)%	$176.6	$485.0	(64)%	$258,900	$268,500	(4)%
Midwest	443	1,102	(60)%	131.8	343.0	(62)%	297,500	311,300	(4)%
Southeast	1,009	1,952	(48)%	217.5	518.6	(58)%	215,600	265,700	(19)%
South Central	2,732	3,475	(21)%	492.5	641.3	(23)%	180,300	184,500	(2)%
Southwest	2,014	4,560	(56)%	402.4	1,079.2	(63)%	199,800	236,700	(16)%
California	861	1,801	(52)%	279.4	857.6	(67)%	324,500	476,200	(32)%
West	540	1,105	(51)%	199.4	428.3	(53)%	369,300	387,600	(5)%

	8,281	15,801	(48)%	$1,899.6	$4,353.0	(56)%	$229,400	$275,500	(17)%

	Homes Closed

	Three Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2008	2007	Change	2008	2007	Change	2008	2007	Change
Northeast	540	919	(41)%	$134.7	$247.1	(45)%	$249,400	$268,900	(7)%
Midwest	357	774	(54)%	107.8	235.7	(54)%	302,000	304,500	(1)%
Southeast	890	1,575	(43)%	186.2	367.6	(49)%	209,200	233,400	(10)%
South Central	1,894	2,746	(31)%	344.5	490.7	(30)%	181,900	178,700	2%
Southwest	1,322	2,009	(34)%	259.9	450.0	(42)%	196,600	224,000	(12)%
California	711	913	(22)%	237.3	425.1	(44)%	333,800	465,600	(28)%
West	453	707	(36)%	144.6	254.3	(43)%	319,200	359,700	(11)%

	6,167	9,643	(36)%	$1,415.0	$2,470.5	(43)%	$229,400	$256,200	(10)%

	Homes Closed

	Nine Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2008	2007	Change	2008	2007	Change	2008	2007	Change
Northeast	1,737	2,949	(41)%	$445.8	$771.3	(42)%	$256,600	$261,500	(2)%
Midwest	1,302	2,519	(48)%	391.8	745.0	(47)%	300,900	295,800	2%
Southeast	2,775	4,497	(38)%	600.5	1,076.3	(44)%	216,400	239,300	(10)%
South Central	5,857	7,936	(26)%	1,051.9	1,418.7	(26)%	179,600	178,800	—%
Southwest	4,146	5,951	(30)%	861.6	1,349.1	(36)%	207,800	226,700	(8)%
California	2,207	3,534	(38)%	806.8	1,597.4	(49)%	365,600	452,000	(19)%
West	1,411	2,251	(37)%	461.4	795.3	(42)%	327,000	353,300	(7)%

	19,435	29,637	(34)%	$4,619.8	$7,753.1	(40)%	$237,700	$261,600	(9)%

	Total Homebuilding Revenues

	Three Months Ended June 30,			Nine Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions)
Northeast	$135.1	$251.0	(46)%	$447.1	$790.0	(43)%
Midwest	117.2	247.5	(53)%	403.6	814.9	(50)%
Southeast	189.0	367.9	(49)%	625.8	1,082.3	(42)%
South Central	345.0	493.4	(30)%	1,058.0	1,422.4	(26)%
Southwest	259.9	450.4	(42)%	934.8	1,378.6	(32)%
California	237.3	473.9	(50)%	828.5	1,671.9	(50)%
West	149.8	264.0	(43)%	467.1	805.7	(42)%

	$1,433.3	$2,548.1	(44)%	$4,764.9	$7,965.8	(40)%

	Inventory Impairments and Land Option Cost Write-offs

	Three Months Ended June 30,
	2008			2007
		Land Option			Land Option
	Inventory	Cost		Inventory	Cost
	Impairments	Write-offs	Total	Impairments	Write-offs	Total
	(In millions)
Northeast	$19.3	$5.9	$25.2	$62.4	$4.7	$67.1
Midwest	67.5	—	67.5	112.6	6.6	119.2
Southeast	45.5	2.3	47.8	136.5	1.9	138.4
South Central	1.0	0.5	1.5	—	0.5	0.5
Southwest	30.3	3.8	34.1	23.4	—	23.4
California	82.9	(5.4)	77.5	319.4	2.3	321.7
West	76.7	0.1	76.8	181.5	0.2	181.7

	$323.2	$7.2	$330.4	$835.8	$16.2	$852.0

	Nine Months Ended June 30,
	2008			2007
		Land Option			Land Option
	Inventory	Cost		Inventory	Cost
	Impairments	Write-offs	Total	Impairments	Write-offs	Total
	(In millions)
Northeast	$128.6	$17.6	$146.2	$66.2	$7.7	$73.9
Midwest	93.0	—	93.0	145.4	14.3	159.7
Southeast	243.8	5.0	248.8	138.9	10.6	149.5
South Central	30.5	3.1	33.6	0.3	4.4	4.7
Southwest	57.2	3.7	60.9	23.4	0.8	24.2
California	533.3	(4.2)	529.1	388.2	18.3	406.5
West	297.3	1.1	298.4	181.5	10.8	192.3

	$1,383.7	$26.3	$1,410.0	$943.9	$66.9	$1,010.8

	Carrying Values of Potentially Impaired and Impaired Communities

	June 30, 2008			September 30, 2007
		Carrying Value			Carrying Value
	Carrying Value	of Inventory of		Carrying Value	of Inventory of
	of Inventory	Impaired		of Inventory	Impaired
	with	Communities	Fair Value	with	Communities	Fair Value
	Impairment	Prior to	of Impaired	Impairment	Prior to	of Impaired
	Indicators	Impairment	Communities	Indicators	Impairment	Communities
	(In millions)
Northeast	$278.9	$75.7	$56.4	$210.0	$27.9	$21.7
Midwest	334.8	172.1	104.6	101.0	41.7	34.2
Southeast	561.3	139.0	93.5	573.1	152.6	110.0
South Central	174.5	8.3	7.3	219.0	35.4	25.3
Southwest	406.9	109.4	79.1	278.6	11.9	9.7
California	464.2	218.0	135.1	976.3	498.0	345.0
West	426.2	192.8	116.1	264.4	173.0	116.3

	$2,646.8	$915.3	$592.1	$2,622.4	$940.5	$662.2

	Homebuilding Income (Loss) Before Income Taxes (1)

	Three Months Ended June 30,				Nine Months Ended June 30,
	2008		2007		2008		2007
		% of		% of		% of		% of
		Region		Region		Region		Region
	$’s	Revenues	$’s	Revenues	$’s	Revenues	$’s	Revenues
	(In millions)
Northeast	$(38.6)	(28.6)%	$(92.6)	(36.9)%	$(180.9)	(40.5)%	$(72.4)	(9.2)%
Midwest	(74.7)	(63.7)%	(124.0)	(50.1)%	(107.3)	(26.6)%	(167.8)	(20.6)%
Southeast	(62.9)	(33.3)%	(129.6)	(35.2)%	(286.4)	(45.8)%	(83.0)	(7.7)%
South Central	13.6	3.9%	38.1	7.7%	6.7	0.6%	101.2	7.1%
Southwest	(35.6)	(13.7)%	27.4	6.1%	(13.5)	(1.4)%	129.7	9.4%
California	(103.9)	(43.8)%	(619.0)	(130.6)%	(593.4)	(71.6)%	(632.2)	(37.8)%
West	(86.4)	(57.7)%	(229.9)	(87.1)%	(320.0)	(68.5)%	(179.2)	(22.2)%

	$(388.5)	(27.1)%	$(1,129.6)	(44.3)%	$(1,494.8)	(31.4)%	$(903.7)	(11.3)%

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to the operations of our corporate office.
Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Gross profit — Home sales	10.1%	16.7%	11.3%	17.7%
Gross profit — Land/lot sales	22.4%	15.5%	18.7%	11.8%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(23.1)%	(33.4)%	(29.6)%	(12.7)%
Gross profit (loss) — Total homebuilding	(12.8)%	(16.8)%	(18.1)%	4.9%
Selling, general and administrative expense	13.6%	10.5%	12.9%	10.8%
Goodwill impairment	—%	16.7%	—%	5.3%
Interest expense	0.8%	—%	0.5%	—%
Loss on early retirement of debt	0.2%	0.5%	0.1%	0.2%
Other (income)	(0.2)%	(0.2)%	(0.1)%	(0.1)%
Loss before income taxes	(27.1)%	(44.3)%	(31.4)%	(11.3)%

Net Sales Orders and Backlog
     Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations. The value of net sales orders decreased 39%, to $1,236.8 million (5,501 homes) for the three months ended June 30, 2008, from $2,028.8 million (8,559 homes) for the same period of 2007. The value of net sales orders decreased 45%, to $3,825.0 million (17,274 homes) for the nine months ended June 30, 2008, from $6,921.0 million (27,313 homes) for the same period of 2007. The number of net sales orders decreased 36% and 37% for the three and nine-month periods ended June 30, 2008, respectively, reflecting the continued softening of demand for new homes in most homebuilding markets. Our monthly sales trend during the current quarter weakened from month to month and this trend has continued into July 2008. We believe the most significant factors contributing to the slowing of demand for new homes in most of our markets include a continued high level of new and existing homes for sale, which includes foreclosed homes for sale, a decrease in the availability of mortgage financing for many potential homebuyers and a decline in homebuyer consumer confidence. Many prospective homebuyers continue to approach the purchase decision more tentatively due to continued increases in price concessions and sales incentives offered on both new and existing homes, concern over their ability to sell an existing home or obtain mortgage financing and the general uncertainty surrounding the housing market and emerging signs of weakness in the overall economy. We have attempted to increase sales by providing increased sales incentives and lowering prices, but the factors above, combined with the continued pricing responses of our competitors, have limited the impact of our pricing efforts.
     In comparing the three and nine-month periods ended June 30, 2008 to the same periods of 2007, the value of net sales orders decreased significantly in all seven of our regions. These decreases were primarily due to the decrease in the number of homes sold in the respective region. Particularly in our California region, and to a lesser extent in our West and Southeast regions, declines in average selling prices also contributed to the decline in the value of net sales orders.
     The average price of our net sales orders in the three months ended June 30, 2008 was $224,800, a decrease of 5% from the $237,000 average in the comparable period of 2007. The average price of our net sales orders in the nine months ended June 30, 2008 was $221,400, a decrease of 13% from the $253,400 average in the comparable period of 2007. The average price of our net sales orders decreased significantly in our California region, and to a lesser extent in our West and Southeast regions, due primarily to price reductions and increased incentives in our California, Nevada and Florida markets. In general, our pricing is dependent on the demand for our homes, and declines in our average selling prices during this period were due in large part to increases in the use of price reductions and sales incentives in order to attempt to achieve an appropriate sales absorption pace. Further, as the inventory of existing homes for sale, which includes an increasing number of foreclosed homes, has continued to be high, it has led to the need to ensure our pricing is competitive with comparable existing home sales prices. We continually monitor and may adjust our product mix, geographic mix and pricing within our homebuilding markets in an effort to keep our core product offerings affordable for our target customer base, typically first-time and move-up homebuyers. To a lesser extent than the competitive factors discussed above, this has also contributed to decreases in the average selling price.
     We believe that our California markets have been negatively impacted, to a greater extent than our other regions, by a reduction in the pool of qualified buyers due to a lack of housing affordability and the decline of mortgage availability. During recent quarters, we have aggressively used price concessions and sales incentives in certain communities which has increased the affordability of our products in an attempt to achieve higher absorption rates in these communities. We are closely monitoring, on a community by community basis, our products, pricing and other operational strategies in our California region, and will further modify product offerings and pricing as necessary, to attempt to achieve our targeted absorption levels in this region.
     Our sales order cancellation rates (cancelled sales orders divided by gross sales orders for the period) during the three and nine months ended June 30, 2008 were 39% and 38%, respectively, compared to 38% and 34% during the same periods of fiscal 2007. These elevated cancellation rates reflect the ongoing challenges in most of our homebuilding markets, including the inability of many prospective homebuyers to sell their existing homes, the continued erosion of buyer confidence and further credit tightening in the mortgage markets. The impact of the credit tightening became apparent in our cancellation rates in late fiscal 2007 and into early fiscal 2008 as the mortgage products many buyers had selected were no longer available or the buyers could no longer qualify due to stricter underwriting guidelines. We anticipate that cancellation rates will remain elevated and may continue to fluctuate substantially until market conditions improve.

     In July 2008, Congress passed and the President signed into law H.R. 3221, which includes the “American Housing Rescue and Foreclosure Prevention Act of 2008.” Among other provisions, this bill eliminates seller-funded down payment assistance on FHA insured loans approved on or after October 1, 2008. Approximately 29% and 21% of our total home closings in the three and nine months ended June 30, 2008, respectively, were funded with mortgage loans whereby the homebuyer used a down payment assistance program. The use of such programs was highest in our South Central, Southwest and Southeast regions. While we will seek other down payment assistance and mortgage financing alternatives for our buyers, we expect the elimination of the seller financed down payment assistance programs to have a negative impact on our future sales and revenues.
     Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. Before the current housing downturn, our backlog had been an indicator of the level of home closings in our two subsequent fiscal quarters; however, due to our current elevated cancellation rates, higher levels of unsold homes in inventory and difficult conditions in many of our markets, this relationship between backlog and future home closings has changed.
     At June 30, 2008, the value of our backlog of sales orders was $1,899.6 million (8,281 homes), a decrease of 56% from $4,353.0 million (15,801 homes) at June 30, 2007. The average sales price of homes in backlog was $229,400 at June 30, 2008, down 17% from the $275,500 average at June 30, 2007. The value of our sales order backlog decreased significantly in all of our market regions, although less significantly in our South Central region as this region has been less affected by the housing downturn than our other regions.
Home Sales Revenue and Gross Profit
     Revenues from home sales decreased 43%, to $1,415.0 million (6,167 homes closed) for the three months ended June 30, 2008, from $2,470.5 million (9,643 homes closed) for the comparable period of 2007. Revenues from home sales decreased 40%, to $4,619.8 million (19,435 homes closed) for the nine months ended June 30, 2008, from $7,753.1 million (29,637 homes closed) for the comparable period of 2007. The average selling price of homes closed during the three months ended June 30, 2008 was $229,400, down 10% from the $256,200 average for the same period of 2007. The average selling price of homes closed during the nine months ended June 30, 2008 was $237,700, down 9% from the $261,600 average for the same period of 2007. During the three and nine months ended June 30, 2008, home sales revenues decreased significantly in all seven of our market regions, reflecting continued slow demand and the resulting decline in net sales order volume and pricing in recent quarters.
     The number of homes closed in the three and nine months ended June 30, 2008 decreased 36% and 34%, respectively, due to decreases in all seven of our market regions. As a result of the decline in net sales orders during recent quarters and the decline in our sales order backlog, we expect to close fewer homes in fiscal 2008 than we closed in fiscal 2007. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and the amount of revenue we will generate.
     Revenues from home sales in the nine months ended June 30, 2008 were increased by $26.8 million from changes in profit deferred pursuant to Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate.” Revenues from home sales in the three months ended June 30, 2008 were not affected by SFAS No. 66. In the three and nine-month periods of fiscal 2007, revenues from home sales were increased by $33.1 million and $49.6 million, respectively, from changes in deferred profit. The home sales profit related to our mortgage loans held for sale is deferred in instances where a buyer finances a home through our wholly-owned mortgage company and has not made an adequate initial or continuing investment as prescribed by SFAS No. 66. As of June 30, 2008, the balance of deferred profit related to such mortgage loans held for sale was $5.8 million, compared to $32.6 million at September 30, 2007. The decline is mainly due to the reduced availability of the mortgage types whose use generally resulted in the SFAS No. 66 profit deferral.
     Gross profit from home sales decreased by 65%, to $143.3 million for the three months ended June 30, 2008, from $411.7 million for the comparable period of 2007. As a percentage of home sales revenues, gross profit from home sales decreased 660 basis points, to 10.1%. The primary factor reducing our home sales gross profit margin was the difficult market conditions discussed above, which narrowed the range between our selling prices and costs of our homes in most of our markets, causing a decline of approximately 570 basis points in home sales gross profit as a percentage of home sales revenues. Due to the current sales environment in many of our markets, we have offered a variety of incentives and price concessions, which affect our gross profit margin by reducing the selling price of the home or increasing the cost of the home without a proportional increase in the selling price. We are also offering greater discounts and incentives to sell our inventory of completed homes, which is at a higher than desired level. This strategy helped reduce our completed homes in inventory, but also contributed to a decline in our home sales gross profit. Additionally, our home sales gross margin decreased approximately 80 basis points due to an increase in the amortization of capitalized interest and property taxes as a percentage of home sales revenues and 110 basis points due to the prior year quarter benefiting from recognition of previously deferred gross profit in accordance with SFAS No. 66 which did not occur during the current quarter. These decreases were partially offset by improvements in home sales gross margin of 100 basis points primarily due to a decrease in warranty and construction defect expenses as a percentage of home sales revenues.
     Gross profit from home sales decreased by 62%, to $522.7 million for the nine months ended June 30, 2008, from $1,372.9 million for the comparable period of 2007. As a percentage of home sales revenues, gross profit from home sales decreased 640 basis points, to 11.3%. Generally, the factors impacting gross margin for the nine-month period ended June 30, 2008 were similar to those discussed for the three-month period. Specifically, the weaker market conditions contributed 490 basis points to the decline, and an increase in the amortization of capitalized interest and property taxes as a percentage of home sales revenues contributed 200 basis points to the decline. These decreases were partially offset by an improvement of 50 basis points primarily due to a decrease in warranty and construction defect expenses as a percentage of home sales revenues.
     During the first nine months of fiscal 2008, the difficult conditions within the homebuilding industry that prevailed during fiscal 2007 became more challenging. High inventory levels of both new and existing homes, elevated cancellation rates, low sales absorption rates, affordability issues and overall weak consumer confidence persisted throughout the period. The effects of these factors continued to be magnified by the tightening of credit standards in the mortgage markets, which has caused a decline in the availability of mortgage financing. More recently, increasing home foreclosures and indications of weakness in the general economy have caused additional weakness in many housing markets.
     The market factors mentioned above, combined with declines in sales order prices and gross profit from home sales revenues during the quarter, have caused our outlook for the homebuilding industry and its impact on our business to remain cautious. Our continuing outlook is that we believe housing market conditions will be challenging and may deteriorate further, and the timing of a recovery in the housing market remains unclear.
     When we performed our quarterly inventory impairment analysis in accordance with SFAS No. 144, the assumptions utilized reflected our expectation that the challenging conditions in the homebuilding industry will persist. Therefore, the current quarter impairment evaluation continued to indicate a significant number of communities with impairment indicators. Communities with a combined carrying value of $2,646.8 million as of June 30, 2008, had indicators of potential impairment and were evaluated for impairment. The analysis of each of these communities generally assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community or for comparable communities in order to generate an acceptable absorption rate. While it is difficult to determine a timeframe for a given community in the current market conditions, we estimated the remaining lives of these communities to range from six months to in excess of ten years. Through this evaluation process, we determined that communities with a carrying value of $915.3 million as of June 30, 2008, the largest portions of which were in the California, West and Midwest regions, were impaired. As a result, during the three months ended June 30, 2008, we recorded impairment charges totaling $323.2 million to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $835.8 million in the prior year period. During the nine months ended June 30, 2008 and 2007, impairment charges totaled $1,383.7 million and $943.9 million, respectively. We perform our impairment analysis based on total inventory at the community level. When an impairment charge for a community is determined, the charge is then allocated to each lot in the community in the same manner as land and development costs are allocated to each lot. The inventory within each community is categorized as construction in progress and finished homes, residential land and lots—developed and under development, and land held for development, based on the stage of production or plans for future development. In the three and nine months ended June 30, 2008, approximately 79% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 21% of the charges were recorded to residential construction in progress and finished homes inventory.

     Of the remaining $1,731.5 million of communities with impairment indicators which were determined not to be impaired at June 30, 2008, the largest concentrations were in Florida (20%), Arizona (17%) and California (14%). It is possible that our estimate of undiscounted cash flows from these communities may change and could result in a future need to record impairment charges to write these assets down to fair value. Additionally, if conditions in the broader economy, homebuilding industry or specific markets in which we operate worsen beyond current expectations, and as we re-evaluate specific community pricing and incentives and our land sale strategies, we may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges, and such charges could be material.
     Based on a quarterly review of land and lot option contracts, we have written off earnest money deposits and pre-acquisition costs related to land and lot option contracts which we no longer plan to pursue. During the three-month periods ended June 30, 2008 and 2007, we wrote off $7.2 million and $16.2 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts. During the nine-month periods ended June 30, 2008 and 2007, we wrote off $26.3 million and $66.9 million, respectively, of such deposits and costs. Should the current weak homebuilding market conditions persist and we are unable to successfully renegotiate certain land purchase contracts, we may write off additional earnest money deposits and pre-acquisition costs.
     In the three and nine-month periods ended June 30, 2008, inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 2,310 basis points and 2,960 basis points, respectively, compared to 3,340 basis points and 1,270 basis points, respectively, in the same periods of 2007.
Land Sales Revenue and Gross Profit
     Land sales revenues decreased 76% to $18.3 million for the three months ended June 30, 2008, and 32% to $145.1 million for the nine months ended June 30, 2008, from $77.6 million and $212.7 million, respectively, in the comparable periods of 2007. The gross profit percentage from land sales increased to 22.4% for the three months ended June 30, 2008, from 15.5% in the comparable period of the prior year, and to 18.7% for the nine months ended June 30, 2008 from 11.8% in the prior year. The fluctuations in revenues and gross profit percentages from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we also sell residential lots or land parcels to manage our land and lot supply. Due to the significant decline in demand for new homes, we have reduced our expectations of future home closing volumes, as well as our expected need for land and lots in the future. In markets where we own more land and lots than our expected needs in the next few years, we plan to attempt to sell excess lots and land parcels. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. The challenging market conditions for home sales also exist for the sale of land and lots; therefore, the revenues and gross profit from land sales can fluctuate significantly from period to period. As of June 30, 2008, we had $296.8 million of land held for sale which we expect to sell in the next 12 months.
Selling, General and Administrative (SG&A) Expense
     SG&A expenses from homebuilding activities decreased by 27% to $194.7 million in the three months ended June 30, 2008, and decreased 28%, to $616.1 million, in the nine months ended June 30, 2008, from the comparable periods of 2007. As a percentage of homebuilding revenues, SG&A expenses increased 310 basis points, to 13.6% in the three-month period ended June 30, 2008, and increased 210 basis points, to 12.9%, in the nine-month period ended June 30, 2008. The largest component of our homebuilding SG&A expenses is employee compensation and related costs, which represented 52% and 54% of SG&A costs in the three and nine-month periods ended June 30, 2008, respectively, and approximately 59% of SG&A costs in the comparable periods of fiscal 2007. Those costs decreased by 37% and 33%, to $100.3 million and $335.4 million, respectively, in the three and nine months ended June 30, 2008, from the comparable periods of 2007. These decreases were largely due to our continued efforts to align the number of employees to match our current and anticipated home closing levels, as well as a decrease in incentive compensation, which is primarily based on profitability. Our homebuilding operations employed approximately 3,500 and 5,700 employees at June 30, 2008 and 2007, respectively.

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
Interest Incurred
     We capitalize homebuilding interest costs to inventory during development and construction. During the three and nine-month periods ended June 30, 2007, our inventory eligible for interest capitalization (“active inventory”) exceeded our debt levels; therefore, we capitalized all interest from homebuilding debt. However, due to our inventory reduction strategies of slowing or suspending land development in certain communities and limiting the construction of unsold homes, our active inventory has been lower than our debt level in recent quarters. As a result, we directly expensed $11.7 million and $22.9 million of interest incurred to homebuilding interest expense during the three and nine-month periods ended June 30, 2008, respectively.
     Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, was 3.5% of total home and land/lot cost of sales in the three months ended June 30, 2008, compared to 2.9% in the same period of 2007. Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, was 4.2% of total home and land/lot cost of sales in the nine months ended June 30, 2008, compared to 2.6% in the same period of 2007. The increase in the rates of interest amortized to cost of sales were primarily due to a greater decline in our home closings volume as compared to the decline in our interest incurred during the periods.
     Interest incurred is directly related to the average level of our homebuilding debt outstanding during the period. Comparing the three months ended June 30, 2008 with the same period of 2007, interest incurred related to homebuilding debt decreased by 23%, to $58.5 million, due to a 24% decrease in our average homebuilding debt. Comparing the nine months ended June 30, 2008 with the same period of 2007, interest incurred related to homebuilding debt decreased by 23%, to $177.9 million, due to a 23% decrease in our average homebuilding debt.
Loss on Early Retirement of Debt
     The loss on early retirement of debt of $2.6 million during the three and nine months ended June 30, 2008 was primarily due to the write-off of unamortized fees associated with reducing the size of our revolving credit facility in June 2008.
     The loss on early retirement of debt of $12.1 million during the three and nine months ended June 30, 2007 represents the charge for the call premium and the unamortized discount and fees related to the early redemption of our 8.5% senior notes due 2012 in April 2007.
Other Income
     Other income, net of other expenses, associated with homebuilding activities was $3.5 million in the three months ended June 30, 2008, compared to $3.9 million in the comparable period of 2007. Other income, net of other expenses, associated with homebuilding activities was $7.0 million in the nine months ended June 30, 2008, compared to $5.7 million in the comparable period of 2007. The largest component of other income in the 2008 periods was interest income. Major components of other income in the 2007 periods were interest income and gain on the sale of assets.

Homebuilding Results by Reporting Region
     Northeast Region — Homebuilding revenues decreased 46% and 43% in the three and nine months ended June 30, 2008, respectively, from the comparable periods of 2007, due to decreases in the number of homes closed. The region reported losses before income taxes of $38.6 million and $180.9 million in the three and nine months ended June 30, 2008, respectively, compared to losses of $92.6 million and $72.4 million for the same periods of 2007. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $25.2 million and $146.2 million in the three and nine months ended June 30, 2008, respectively, compared to $67.1 million and $73.9 million in the same periods of 2007. A decrease in the region’s gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) of 970 and 840 basis points in the three and nine months ended June 30, 2008, respectively, compared to the same periods of 2007 also contributed to the reduction in income before income taxes. The home sales gross profit percentage declined in most of the region’s markets, many of which have had very high sales cancellations resulting in unsold homes we aggressively priced to sell.
     Midwest Region — Homebuilding revenues decreased 53% and 50% in the three and nine months ended June 30, 2008, respectively, from the comparable periods of 2007, primarily due to decreases in the number of homes closed, as well as a decrease in the region’s land/lot sales during the nine-month period. The region reported losses before income taxes of $74.7 million and $107.3 million in the three and nine months ended June 30, 2008, respectively, compared to losses of $124.0 million and $167.8 million for the same periods of 2007. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $67.5 million and $93.0 million in the three and nine months ended June 30, 2008, respectively, compared to $119.2 million and $159.7 million in the same periods of 2007, while the region’s home sales gross profit percentage for both periods remained relatively flat.
     Southeast Region — Homebuilding revenues decreased 49% and 42% in the three and nine months ended June 30, 2008, respectively, from the comparable periods of 2007, primarily due to decreases in the number of homes closed, as well as decreases in the average selling price of those homes. The region reported losses before income taxes of $62.9 million and $286.4 million in the three and nine months ended June 30, 2008, respectively, compared to losses of $129.6 million and $83.0 million for the same periods of 2007. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $47.8 million and $248.8 million in the three and nine months ended June 30, 2008, respectively, compared to $138.4 million and $149.5 million in the same periods of 2007. Decreases in the region’s home sales gross profit percentage of 760 and 1,060 basis points in the three and nine months ended June 30, 2008, respectively, compared to the same periods of 2007, also contributed to the losses before income taxes. The home sales gross profit percentage declines in our Florida markets had the greatest impact on the overall decreases. The Florida markets experienced rapid price increases in previous years which encouraged speculation in residential real estate, creating an environment that has shown not to be sustainable. The tightening in the mortgage environment, high cancellation rates and existing homes for sale by investors have led to increased inventory levels, requiring price reductions and increased levels of sales incentives to compete for the reduced pool of qualified buyers, resulting in substantial gross profit declines.
     South Central Region — Homebuilding revenues decreased 30% and 26% in the three and nine months ended June 30, 2008, respectively, from the comparable periods of 2007, due to decreases in the number of homes closed. The region reported income before income taxes of $13.6 million and $6.7 million in the three and nine months ended June 30, 2008, respectively, compared to $38.1 million and $101.2 million for the same periods of 2007. Income before income taxes as a percentage of revenues decreased 380 basis points, to 3.9% and 650 basis points to 0.6% for the three and nine months ended June 30, 2008, respectively, from the comparable periods of 2007 due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $1.5 million and $33.6 million in the three and nine months ended June 30, 2008, respectively, compared to $0.5 million and $4.7 million in the same periods of 2007. In addition, the region’s home sales gross profit percentage decreased 130 and 210 basis points in the three and nine months ended June 30, 2008, respectively, compared to the same periods of 2007. The home sales gross profit changes were largely due to softening in the San Antonio market, where inventories of new and existing homes have increased, resulting in increased levels of sales incentives being offered by builders. The majority of the region’s inventory impairment charges were also in the San Antonio market.

     Southwest Region — Homebuilding revenues decreased 42% and 32% in the three and nine months ended June 30, 2008, respectively, from the comparable periods of 2007, primarily due to decreases in the number of homes closed, as well as decreases in the average selling price of those homes. The region reported losses before income taxes of $35.6 million and $13.5 million in the three and nine months ended June 30, 2008, respectively, compared to income of $27.4 million and $129.7 million for the same periods of 2007. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $34.1 million and $60.9 million in the three and nine months ended June 30, 2008, respectively, compared to $23.4 million and $24.2 million in the same periods of 2007. Decreases in the region’s home sales gross profit percentage of 990 and 580 basis points in the three and nine months ended June 30, 2008, respectively, compared to the same periods of 2007, also contributed to the reduction in income before income taxes. The home sales gross profit percentage changes were largely due to declines in our Phoenix market. The Phoenix market experienced rapid price increases in previous years which encouraged speculation in residential real estate, creating an environment that has shown not to be sustainable. The tightening in the mortgage environment, high cancellation rates and existing homes for sale by investors have led to increased inventory levels, requiring price reductions and increased levels of sales incentives to compete for the reduced pool of qualified buyers, resulting in substantial gross profit declines.
     California Region — Homebuilding revenues decreased 50% in the three and nine months ended June 30, 2008, from the comparable periods of 2007, due to decreases in both the number of homes closed and the average selling price of those homes. The region reported losses before income taxes of $103.9 million and $593.4 million in the three and nine months ended June 30, 2008, respectively, compared to losses of $619.0 million and $632.2 million for the same periods of 2007. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $77.5 million and $529.1 million in the three and nine months ended June 30, 2008, respectively, compared to $321.7 million and $406.5 million in the same periods of 2007. Decreases in the region’s home sales gross profit percentage of 890 and 950 basis points in the three and nine months ended June 30, 2008, respectively, compared to the same periods of 2007 also contributed to the losses before income taxes. Most of our California markets experienced rapid, significant home price increases in previous years which contributed to gross profit increases in 2005, but the price increases strained housing affordability for most potential homebuyers in California. Housing affordability remains an issue in California, and credit tightening in the mortgage markets has significantly limited the availability of many mortgage products used extensively by California homebuyers in recent years. Increased levels of sales incentives and home price reductions have been typical throughout California, as builders have attempted to increase demand for homes to reduce high inventory levels and to address affordability concerns, resulting in substantial gross profit declines. The increased number of foreclosed homes being offered for sale in California has added further pressure to sales prices.
     West Region — Homebuilding revenues decreased 43% and 42% in the three and nine months ended June 30, 2008, from the comparable periods of 2007, due to decreases in the number of homes closed, as well as decreases in the average selling price of those homes. The region reported losses before income taxes of $86.4 million and $320.0 million in the three and nine months ended June 30, 2008, respectively, compared to losses of $229.9 million and $179.2 million for the same periods of 2007. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $76.8 million and $298.4 million in the three and nine months ended June 30, 2008, respectively, compared to $181.7 million and $192.3 million in the same periods of 2007. Decreases in the region’s home sales gross profit percentage of 1,210 and 1,220 basis points in the three and nine months ended June 30, 2008, respectively, compared to the same periods of 2007 also contributed to the losses before income taxes. Although all four of the region’s markets have experienced weak market conditions, the home sales gross profit percentage decline in our Las Vegas market had the greatest impact on the overall decreases for the region. The Las Vegas market experienced rapid, significant home price increases in previous years which contributed to gross profit increases in 2005 and continued elevated gross profits in 2006, but these price increases also strained housing affordability for many potential homebuyers there. Credit tightening in the mortgage markets has also significantly limited the availability of many mortgage products used extensively by Las Vegas homebuyers in recent years. Increased levels of sales incentives and home price reductions have been typical in Las Vegas’ new home communities, as builders have attempted to increase demand for homes to reduce high inventory levels and to address affordability concerns, resulting in substantial gross profit declines. The increased number of foreclosed homes being offered for sale in Las Vegas has added further pressure to sales prices.

RESULTS OF OPERATIONS – FINANCIAL SERVICES
     The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and nine-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,			Nine Months Ended June 30,
			%			%
	2008	2007	Change	2008	2007	Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	3,640	6,181	(41)%	11,752	19,902	(41)%
Number of homes closed by D.R. Horton	6,167	9,643	(36)%	19,435	29,637	(34)%
Mortgage capture rate	59%	64%		60%	67%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	3,685	7,178	(49)%	12,048	26,176	(54)%
Total number of loans originated or brokered by DHI Mortgage	4,089	7,573	(46)%	13,068	27,629	(53)%
Captive business percentage	90%	95%		92%	95%

Loans sold by DHI Mortgage to third parties	4,211	7,845	(46)%	13,874	28,250	(51)%

	Three Months Ended June 30,			Nine Months Ended June 30,
			%			%
	2008	2007	Change	2008	2007	Change
	(In millions)
Loan origination fees	$6.0	$9.6	(38)%	$19.3	$33.6	(43)%
Sale of servicing rights and gains from sale of mortgages	16.9	24.6	(31)%	52.8	75.2	(30)%
Other revenues	1.6	6.0	(73)%	6.9	18.7	(63)%

Total mortgage operations revenues	24.5	40.2	(39)%	79.0	127.5	(38)%
Title policy premiums, net	6.4	9.8	(35)%	19.8	30.8	(36)%

Total revenues	30.9	50.0	(38)%	98.8	158.3	(38)%
General and administrative expense	23.1	36.0	(36)%	76.4	119.3	(36)%
Interest expense	0.6	4.1	(85)%	2.7	20.5	(87)%
Interest and other (income)	(2.2)	(8.3)	(73)%	(8.5)	(34.2)	(75)%

Income before income taxes	$9.4	$18.2	(48)%	$28.2	$52.7	(46)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
General and administrative expense	74.8%	72.0%	77.3%	75.4%
Interest expense	1.9%	8.2%	2.7%	13.0%
Interest and other (income)	(7.1)%	(16.6)%	(8.6)%	(21.6)%
Income before income taxes	30.4%	36.4%	28.5%	33.3%

Mortgage Loan Activity
     The volume of loans originated and brokered by our mortgage operations is directly related to the number and value of homes closed by our homebuilding operations. In the three and nine-month periods ended June 30, 2008, total first-lien loans originated or brokered by DHI Mortgage for our homebuyers decreased by 41%, primarily due to the decreases in the number of homes closed of 36% and 34%, respectively. The percentage decreases in loans originated was greater than the percentage decreases in homes closed due to a decline in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing). In the three and nine-month current year periods, our mortgage capture rate decreased to 59% and 60%, respectively, from 64% and 67% in the comparable prior year periods.
     Home closings from our homebuilding operations constituted 90% and 92% of DHI Mortgage loan originations in the three and nine-month periods ended June 30, 2008, respectively, compared to 95% in the respective prior periods. This consistently high rate reflects DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations.
     The number of loans sold to third-party investors decreased by 46% and 51% in the three and nine months ended June 30, 2008, respectively, from the comparable periods of 2007. The decreases were primarily due to decreases in the number of mortgage loans originated as compared to the prior year periods.
Financial Services Revenues and Expenses
     Revenues from the financial services segment decreased 38%, to $30.9 million and $98.8 million in the three and nine months ended June 30, 2008, respectively, from the comparable periods of 2007. These decreases were primarily due to decreases in the number of mortgage loans originated and sold, although during the nine-month period, the effect of decreased loan volume was partially offset by the recognition of an additional $6.8 million of revenues related to the adoption of SAB 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” on January 1, 2008. SAB 109 requires that the expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings.
     General and administrative (G&A) expenses associated with financial services decreased 36%, to $23.1 million and $76.4 million in the three and nine months ended June 30, 2008, respectively, from the comparable periods of 2007. The largest component of our financial services G&A expense is employee compensation and related costs, which represented 70% and 72% of G&A costs in the three and nine-month periods of fiscal 2008, respectively, and approximately 75% of G&A costs in both periods of fiscal 2007. Those costs decreased 39%, to $16.1 million and 38% to $55.0 million in the three and nine months ended June 30, 2008, respectively, compared to the respective prior year periods, as we have continued to align the number of employees with current and anticipated loan origination and title service levels. Our financial services operations employed approximately 700 and 1,200 employees at June 30, 2008 and 2007, respectively.
     As a percentage of financial services revenues, G&A expenses in the three and nine-month periods ended June 30, 2008 increased 280 basis points, to 74.8%, and 190 basis points, to 77.3%, respectively, from the comparable periods of 2007. These increases were primarily due to the reduction in revenue resulting from the decrease in mortgage loan volume during the 2008 periods. In the nine-month period, the increase was partially offset by the effect of the additional revenue recognized upon adopting SAB 109 in the second quarter of fiscal 2008. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur due to changes in the amount of revenue earned, as some expenses are not directly related to mortgage loan volume.

RESULTS OF OPERATIONS — CONSOLIDATED
Loss Before Income Taxes
     Loss before income taxes for the three months ended June 30, 2008 was $379.1 million, compared to a loss before income taxes of $1,111.4 million for the same period of 2007. Loss before income taxes for the nine months ended June 30, 2008 was $1,466.6 million, compared to a loss before income taxes of $851.0 million for the same period of 2007. Comparing the three-month periods, the decrease in our consolidated loss was primarily due to significantly lower inventory and goodwill impairment charges in the current quarter, partially offset by a decrease in our homebuilding gross profit. Comparing the nine-month periods, the increase in our consolidated loss was primarily due to the decrease in our homebuilding gross profit, while the current period inventory impairment charges were similar to the total inventory and goodwill impairment charges in the prior year period. Further deterioration of market conditions in the homebuilding industry and related availability of mortgage financing may further negatively impact our financial results, and may also result in further asset impairment charges against income in future periods.
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
     Due to the challenging market conditions in the homebuilding industry during the past two years, we have recorded significant impairment charges for both inventory and goodwill, and we now anticipate being in a three-year cumulative pre-tax loss position for fiscal years 2006 through 2008. While we have a long history of profitable operations prior to the current downturn in the homebuilding industry, the expected cumulative loss position is significant negative evidence in assessing the recoverability of our deferred tax assets. Therefore, at March 31, 2008 we recorded a $714.3 million valuation allowance on our deferred tax assets, representing those deferred tax asset amounts for which ultimate realization is dependent upon the generation of future taxable income during the periods in which the related temporary differences become deductible. During the current quarter, we updated our assessment and recorded an additional $168.7 million valuation allowance for deferred tax assets primarily created during the three months ended June 30, 2008. The remaining deferred tax assets of $518.7 million for which there are no valuation allowances relate to amounts that are expected to be primarily realized through net operating loss carrybacks to tax years 2006 and 2007. The realization of approximately $153 million of these deferred taxes assets is largely dependent upon executing our current plan to dispose of certain properties before September 30, 2008.
     The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.
     On October 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The cumulative effect of adopting FIN 48 had no impact on our beginning retained earnings. As of the date of adoption and at June 30, 2008, total reserves for uncertain tax positions were $14.5 million, of which the entire amount would favorably impact our effective tax rate if recognized. Effective with our adoption of FIN 48, interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of the income tax provision. Interest and penalties related to unrecognized tax benefits were previously included in interest expense and in selling, general and administrative expense, respectively. During the three and nine-month periods ended June 30, 2008, interest and penalties were $0.1 million and $0.6 million, respectively. At June 30, 2008, our total accrued interest and penalties relating to uncertain tax positions was $1.6 million. We do not expect the total amount of unrecognized tax benefits to significantly decrease or increase within twelve months of the current reporting date.
     We are subject to federal income tax and to income tax in multiple states. The Internal Revenue Service is currently examining our fiscal years 2004 and 2005 and we are being audited by various states. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2004 through 2008.
     In the three and nine months ended June 30, 2008, the provision for income taxes was $20.2 million and $367.2 million, respectively. In the three and nine months ended June 30, 2007, the benefit from income taxes was $287.6 million and $188.7 million, respectively. Our effective tax rates for the three and nine-month periods ended June 30, 2008 differ from the statutory rate, primarily because of the establishment of the valuation allowance as discussed above.
Net Loss
     Net loss for the three months ended June 30, 2008 was $399.3 million, compared to net loss of $823.8 million for the same period of 2007. The primary factor contributing to the decrease in net loss was the greater amount of impairments recorded in the prior year quarter. Net loss for the nine months ended June 30, 2008 was $1,833.8 million, compared to net loss of $662.3 million for the same period of 2007. The primary factor contributing to the increase in net loss was the decrease in consolidated pre-tax earnings as described above, as well as recording the deferred tax valuation allowance during the current year period.
CAPITAL RESOURCES AND LIQUIDITY
     We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt securities. As we have utilized our capital resources and liquidity to fund our operations, we have focused on maintaining a strong balance sheet.
     At June 30, 2008, our ratio of net homebuilding debt to total capital was 43.0%, a decrease of 170 basis points from 44.7% at June 30, 2007, and an increase of 280 basis points from 40.2% at September 30, 2007. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash divided by total capital net of cash (homebuilding notes payable net of cash plus stockholders’ equity). The decrease in our ratio of net homebuilding debt to total capital at June 30, 2008 as compared with the ratio a year earlier was primarily due to accumulating cash and paying down our homebuilding debt by generating cash flows from operations, which was offset somewhat by the decrease in retained earnings. The increase in our ratio of net homebuilding debt to total capital at June 30, 2008 as compared with the ratio at September 30, 2007 was primarily due to the decrease in retained earnings, which was partially offset by our higher cash balance and lower debt balance resulting from the generation of cash flows from operations. Our ratio of net homebuilding debt to total capital remains within our target operating range of below 45%. We believe that our strong balance sheet and liquidity position will allow us to be flexible in reacting to changing market conditions. However, future period-end net homebuilding debt to total capital ratios may be higher than the 43.0% ratio achieved at June 30, 2008.
     We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its obligation under its repurchase agreement is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include homebuilding cash as a reduction of our homebuilding debt and total capital. For comparison to our ratios of net homebuilding debt to capital above, at June 30, 2008 and 2007, and at September 30, 2007, our ratios of homebuilding debt to total capital, without netting cash balances, were 49.5%, 44.7%, and 41.7%, respectively.

     We believe that we will be able to continue to fund our homebuilding and financial services operations and our future cash needs (including debt maturities in fiscal 2009) through a combination of our existing cash resources; cash flows from operations; our existing, renewed or amended credit facilities and, if needed, the issuance of new securities through the public capital markets.
Homebuilding Capital Resources
     Cash and Cash Equivalents — At June 30, 2008, we had available homebuilding cash and cash equivalents of $819.4 million.
     Bank Credit Facility and Indentures — We have a $1.65 billion unsecured revolving credit facility, which includes a $1.0 billion letter of credit sub-facility. The revolving credit facility, which matures on December 16, 2011, has an uncommitted accordion provision of $400 million which could be used to increase the size of the facility to $2.05 billion upon obtaining additional commitments from lenders. Our borrowing capacity under this facility is reduced by the amount of letters of credit outstanding, and may be further reduced by the limitations in effect under the borrowing base arrangement described below. The facility is guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries. Borrowings bear interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon our ratio of homebuilding debt to total capitalization, our ratio of adjusted EBITDA to adjusted interest incurred and our senior unsecured debt rating. We may borrow funds through the revolving credit facility throughout the year to fund working capital requirements, and we repay such borrowings with cash generated from our operations and, in the past, from the issuance of public securities. At June 30, 2008, we had no cash borrowings and $71.3 million of standby letters of credit outstanding on our homebuilding revolving credit facility and the interest rate was 4.2%. In addition to the stated interest rates, the revolving credit facility requires us to pay certain fees.
     In January 2008, through an amendment to the credit agreement, the size of the revolving credit facility was reduced from $2.5 billion to $2.25 billion. The amendment also revised certain financial covenants, including reducing the required level of minimum tangible net worth and reducing the maximum leverage ratio. Additionally, the amendment modified the adjusted EBITDA to adjusted interest incurred covenant such that it can no longer result in an event of default.
     In June 2008, through an amendment to the credit agreement, the size of the revolving credit facility was reduced from $2.25 billion to $1.65 billion. The amendment further reduced the minimum tangible net worth requirement and modified the leverage ratio calculation to allow all cash in excess of $50 million to be deducted from notes payable. In addition, the amendment increased the maximum residential land and lots to tangible net worth ratio and modified tangible net worth to include certain capital stock. The amendment also changed the pricing terms of our revolving credit facility, whereby the interest rate spread on borrowings and on unused committed capacity was increased.
     Under the debt covenants associated with our revolving credit facility, if we have fewer than two investment grade senior unsecured debt ratings from Moody’s Investors Service, Fitch Ratings and Standard and Poor’s Ratings Services, we are subject to a borrowing base limitation and restrictions on unsold homes and residential land and lots. During the first quarter of fiscal 2008 both Standard & Poor’s and Moody’s downgraded our senior debt rating to below investment grade status; therefore, these additional limitations became effective and are currently in effect. During the third quarter of fiscal 2008, our senior debt rating was downgraded by all three rating agencies to their current levels as follows: Moody’s (Ba2); Standard and Poor’s (BB); and Fitch (BB+).
     Under the borrowing base limitation, the sum of our senior debt and the amount drawn on our revolving credit facility may not exceed the lesser of (a) certain percentages of the acquisition cost of various categories of our unencumbered inventory or (b) certain percentages of the book value of various categories of our unencumbered inventory, cash and cash equivalents. At June 30, 2008, the borrowing base arrangement limited our additional borrowing capacity from any source to $880 million.

     The revolving credit facility imposes restrictions on our operations and activities by requiring us to maintain certain levels of leverage, tangible net worth and components of inventory. If we do not maintain the requisite levels, we may not be able to pay dividends or available financing could be reduced or terminated. In addition, the indentures governing our senior notes and senior subordinated notes impose restrictions on the creation of liens.
     Based on the terms of the credit agreement as amended in June 2008, the following table presents the revised levels required to maintain our compliance with the financial covenants associated with our revolving credit facility, and the levels achieved as of and for the period ended June 30, 2008. These debt covenants are measured at the end of each fiscal quarter. They are required to be maintained by us and all of our direct and indirect subsidiaries (collectively, Guarantor Subsidiaries), other than the financial services subsidiaries and certain inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries).

		Level Achieved
		as of or for the 12-month
	Required	period ended
	Level	June 30, 2008
Leverage Ratio (1)	0.55 to 1.0 or less	0.46 to 1.0
Ratio of adjusted EBITDA to adjusted Interest Incurred (2)	—	2.1 to 1.0
Minimum Tangible Net Worth (3) (in millions)	$2,000.0	$3,369.2
Ratio of Unsold Homes to Homes Closed	40% or less	24%
Ratio of Residential Land and Lots to Tangible Net Worth (4)	less than 200%	125%

(1)	The Leverage Ratio is calculated by dividing net notes payable (as calculated below) by total capitalization (as calculated below).

As of
June 30, 2008
(In millions)
Consolidated notes payable	$3,668.1
Less: Non-Guarantor Subsidiaries’ notes payable	(86.5)

D.R. Horton, Inc. and Guarantor Subsidiaries’ notes payable	3,581.6
Add: Non-performance letters of credit	32.7
Less: Allowable cash and cash equivalents of D.R. Horton, Inc. and Guarantor Subsidiaries*	(646.4)

Net notes payable	$2,967.9

Consolidated equity	$3,657.8
Less: Non-Guarantor Subsidiaries’ equity	(193.8)

D.R. Horton, Inc. and Guarantor Subsidiaries’ equity	$3,464.0

Total capitalization	$6,431.9

*	Includes the average cash and cash equivalents of D.R. Horton, Inc. and Guarantor Subsidiaries in excess of $50 million during the quarter.

(2)	The Ratio of adjusted EBITDA to adjusted Interest Incurred is calculated by dividing D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted EBITDA for the twelve months ended June 30, 2008 (as calculated below) by D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted interest incurred for the same period (as calculated below).

For the Twelve
Months Ended
June 30, 2008
(In millions)
Consolidated loss before income taxes	$(1,566.8)
Less: Non-Guarantor Subsidiaries’ income before income taxes	(49.4)

D.R. Horton, Inc. and Guarantor Subsidiaries’ loss before income taxes	(1,616.2)
Add: Non-Guarantor Subsidiaries’ dividend to D.R. Horton, Inc.	52.6
Add: D.R. Horton, Inc. and Guarantor Subsidiaries’ interest expensed and amortized to cost of sales	249.8
Add: D.R. Horton, Inc. and Guarantor Subsidiaries’ depreciation and amortization	54.1
Add: Guarantor Subsidiaries’ goodwill impairment	48.5
Add: D.R. Horton, Inc. and Guarantor Subsidiaries’ inventory impairments and land option cost write-offs	1,728.7
Less: Consolidated interest income	(20.7)
Add: Non-Guarantor Subsidiaries’ interest income	14.2

D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted EBITDA	$511.0

For the Twelve
Months Ended
June 30, 2008
(In millions)
Consolidated interest incurred	$255.5
Less: Non-Guarantor Subsidiaries’ interest incurred	(5.8)

D.R. Horton, Inc. and Guarantor Subsidiaries’ interest incurred	249.7
Less: Consolidated interest income	(20.7)
Add: Non-Guarantor Subsidiaries’ interest income	14.2

D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted interest incurred	$243.2

Although the terms of the amended credit agreement do not require a minimum level of interest coverage to create an event of default, if the ratio of adjusted EBITDA to adjusted Interest Incurred is less than 2.0 to 1.0, we would be required to pay additional pricing premiums. If the ratio is less than 1.5 to 1.0 for two consecutive quarters we must maintain an adjusted Cash Flow to adjusted Interest Incurred ratio of 1.5 to 1.0 or maintain borrowing capacity under our borrowing base limitation plus D.R. Horton, Inc. and Guarantor Subsidiaries’ cash and cash equivalents of $500 million or more. Adjusted Cash Flow is calculated by adding D.R. Horton, Inc. and Guarantor Subsidiaries’ cash provided by (used in) operating activities plus adjusted interest incurred.

(3)	Minimum Tangible Net Worth is calculated by adding the $0.5 million fair value of our interest rate swap and deducting Guarantor Subsidiaries’ goodwill of $95.3 million from D.R. Horton, Inc. and Guarantor Subsidiaries’ equity of $3,464.0 million (as calculated above). The amendment in June 2008 decreased the required tangible net worth minimum to $2.0 billion.

(4)	The amendment in June 2008 modified the Ratio of Residential Land and Lots to Tangible Net Worth covenant to limit the net book value of land and lots from 150% to 200% of adjusted tangible net worth when the net book value of land and lots is equal to or less than $4.74 billion.

     Prior to June 20, 2008, our senior subordinated notes indenture contained restrictions that became operative if our Consolidated Fixed Charge Coverage Ratio, as defined in the indenture, for four fiscal quarters was not at least 2.0 to 1.0. If we failed to satisfy this ratio, we would have been precluded from making certain restricted payments, including dividends, and incurring additional debt other than certain refinancing indebtedness, purchase money indebtedness or other permitted indebtedness that were not dependent on this ratio, including $1 billion principal amount of indebtedness under our revolving credit facility at any time outstanding.
     In May 2008, we commenced an offer to exchange any and all of our outstanding 9.75% senior subordinated notes due 2010 for an equal principal amount of new 9.75% senior notes due 2010. In conjunction with the exchange offer, we solicited consents to an amendment to the indenture governing the senior subordinated notes that would eliminate many of the restrictive covenants applicable to the senior subordinated notes as described above. For each $1,000 principal amount of senior subordinated notes tendered prior to the expiration of the consent solicitation on June 4, 2008, holders received a consent payment of $10. On June 20, 2008, the exchange offer and related solicitation of consents to amend the indenture were successfully closed, with $96.8 million principal amount of the senior subordinated notes having been tendered for exchange, and $16.7 million principal amount of the 9.75% senior subordinated notes remaining under the amended indenture. As a result of the amendment to the indenture, many of the restrictive covenants contained in the indenture were eliminated, including the Consolidated Fixed Charge Coverage Ratio discussed above.
     At June 30, 2008, we were in compliance with all of the covenants, limitations and restrictions that form a part of the bank revolving credit facility and the public debt obligations. However, our continued borrowing availability depends on our ability to remain in compliance with these covenants, limitations and restrictions. If it appears that we will not be able to comply with these requirements in the future, it could be more difficult and expensive to maintain the current level of financing or obtain additional financing.
     Repayments of Public Unsecured Debt – On December 1, 2007, we repaid the $215 million principal amount of our 7.5% senior notes which became due on that date.
     In February 2008, through an unsolicited transaction, we repurchased $36.5 million principal amount of our 9.75% senior subordinated notes due 2010 for a purchase price of $36.0 million, plus accrued interest. The gain of $0.5 million is included in homebuilding other income in our consolidated statements of operations for the nine months ended June 30, 2008.
     In July 2008, through an unsolicited transaction, we repurchased $23.1 million principal amount of our 8% senior notes due 2009 at their face value, plus accrued interest.
     Shelf Registration Statements – We have an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission, registering debt and equity securities which we may issue from time to time in amounts to be determined. Also, at June 30, 2008, we had the capacity to issue approximately 22.5 million shares of common stock under our acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.
Financial Services Capital Resources
     Cash and Cash Equivalents — At June 30, 2008, we had available financial services cash and cash equivalents of $31.8 million.
     Mortgage Warehouse Loan Facility – DHI Mortgage had a $540 million mortgage warehouse loan facility that matured March 28, 2008. This facility was not renewed upon maturity, but was replaced with the mortgage repurchase facility described below.
     Commercial Paper Conduit Facility – DHI Mortgage also had a $600 million commercial paper conduit facility (the “CP conduit facility”) with a maturity date of June 27, 2009. Effective April 1, 2008, the CP conduit facility was voluntarily terminated by agreement of the parties, as we believe our mortgage repurchase facility entered into in March 2008 will provide sufficient liquidity for our mortgage operations.

     Mortgage Repurchase Facility – On March 28, 2008, DHI Mortgage entered into a mortgage sale and repurchase agreement (the “mortgage repurchase facility”), that matures March 26, 2009. The mortgage repurchase facility, which replaced the mortgage warehouse loan facility, provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third party investors in the secondary market or upon a specified time per the terms of the mortgage repurchase facility. As of June 30, 2008, $206.0 million of mortgage loans held for sale were pledged under this repurchase arrangement. Under generally accepted accounting principles, the mortgage repurchase facility is accounted for as a secured financing. The facility has a capacity of $275 million, subject to an accordion feature that could increase the total capacity to $500 million based on obtaining increased committed sums from existing counterparties, new commitments from prospective counterparties, or a combination of both. In addition, DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance fundings totaling $94.3 million, DHI Mortgage had an obligation of $86.5 million outstanding under the mortgage repurchase facility at June 30, 2008 and the interest rate was 3.5%.
     The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth, its minimum required net income and its minimum required liquidity. At June 30, 2008, our mortgage subsidiary was in compliance with all of the conditions and covenants of the mortgage repurchase facility.
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
Operating Cash Flow Activities
     For the nine months ended June 30, 2008, net cash provided by our operating activities was $1.4 billion compared to $547.2 million during the comparable period of the prior year. During the nine months ended June 30, 2008, we continued to limit our investments in inventory, as evidenced by a $1.5 billion decrease in owned inventory (excluding the impact of impairments and write-offs) during the current period, compared to $180.9 million of inventory growth in the same period of 2007. In light of the challenging market conditions, we have substantially slowed our purchases of land and lots and our development spending on land we own, and have restricted the number of homes under construction to better match our expected rate of home sales and closings. We plan to continue to restrict our number of homes under construction and significantly limit our development spending during the remainder of fiscal 2008. Our ability to reduce our inventory levels is, however, heavily dependent upon our ability to close a sufficient number of homes in the next few quarters, which may prove difficult given the current market conditions. To the extent our inventory levels decrease during the remainder of fiscal 2008, we expect to generate net positive cash flows from operating activities, should all other factors remain constant; however, the amount of cash generated in the future may be less than in prior periods.
     Another significant factor affecting our operating cash flows for the nine months ended June 30, 2008 was the decrease in mortgage loans held for sale of $277.1 million during the period. The decrease in mortgage loans held for sale was due to a decrease in the number of loans originated during the third quarter of fiscal 2008 compared to the fourth quarter of fiscal 2007. We expect to continue to use cash to fund an increase in mortgage loans held for sale in quarters when our homebuilding closings grow. However, in periods when home closings are flat or decline as compared to prior periods, or if our mortgage capture rate declines, the amounts of net cash used may be reduced or we may generate positive cash flows from reductions in the balances of mortgage loans held for sale.

Investing Cash Flow Activities
     For the nine months ended June 30, 2008 and 2007, cash used in investing activities represented net purchases of property and equipment, primarily model home furniture and office equipment. Such purchases are not significant relative to our total assets or cash flows, but were reduced in the current year period in light of the weaker market conditions.
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
     During the three months ended June 30, 2008, the Board of Directors declared a quarterly cash dividend of $0.075 per common share, which was paid on May 29, 2008 to stockholders of record on May 19, 2008. In July 2008, the Executive Committee of the Board of Directors, pursuant to prior authorization and approval by the Board of Directors, declared a quarterly cash dividend of $0.075 per common share, payable on August 28, 2008 to stockholders of record on August 18, 2008. Quarterly cash dividends of $0.15 per common share were declared in the comparable quarters of fiscal 2007. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions, as well as compliance with covenants contained in our revolving credit agreement.
Changes in Capital Structure
     In November 2007, our Board of Directors extended its authorizations for the repurchase of up to $463.2 million of our common stock and the repurchase of debt securities of up to $500 million to November 30, 2008. In February 2008, through an unsolicited transaction, we repurchased $36.5 million principal amount of our 9.75% senior subordinated notes due 2010, which resulted in $463.5 million of the debt repurchase authorization remaining at June 30, 2008.
     In July 2008, through an unsolicited transaction, we repurchased $23.1 million principal amount of our 8% senior notes due 2009, which reduced the remaining debt repurchase authorization.
CONTRACTUAL CASH OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
     Our primary contractual cash obligations for our homebuilding and financial services segments are payments under short-term and long-term debt agreements and lease payments under operating leases. Purchase obligations of our homebuilding segment represent specific performance requirements under lot option purchase agreements that may require us to purchase land contingent upon the land seller meeting certain obligations. We expect to fund our contractual obligations in the ordinary course of business through a combination of our existing cash resources, cash flows from operations, our homebuilding and financial services credit facilities and, if needed, by accessing the public capital markets.
     At June 30, 2008, our homebuilding operations had outstanding letters of credit of $71.3 million and surety bonds of $1.8 billion, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.
     Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.

     In the ordinary course of business, we enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Within the land and lot option purchase contracts in force at June 30, 2008, there were a limited number of contracts, representing only $49.3 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting certain obligations. Also, pursuant to the provisions of Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” as amended (FIN 46), issued by the FASB, we consolidated certain variable interest entities with assets of $22.9 million related to some of our outstanding land and lot option purchase contracts. Creditors, if any, of these variable interest entities have no recourse against us. Additionally, pursuant to SFAS No. 49, “Accounting for Product Financing Arrangements,” we recorded $69.0 million of land inventory not owned related to some of our outstanding land and lot option purchase contracts. Further discussion of our land option contracts is provided in the “Land and Lot Position and Homes in Inventory” section that follows.
LAND AND LOT POSITION AND HOMES IN INVENTORY
     The following is a summary of our land and lot position and homes in inventory at June 30, 2008 and September 30, 2007:

	As of June 30, 2008				As of September 30, 2007
		Lots				Lots
		Controlled				Controlled
	Lots Owned -	Under Lot	Total		Lots Owned -	Under Lot	Total
	Developed	Option and	Land/Lots	Homes	Developed	Option and	Land/Lots	Homes
	and Under	Similar	Owned and	in	and Under	Similar	Owned and	in
	Development	Contracts	Controlled	Inventory	Development	Contracts	Controlled	Inventory
Northeast	14,000	8,000	22,000	1,200	14,000	12,000	26,000	1,800
Midwest	10,000	5,000	15,000	1,400	10,000	3,000	13,000	1,900
Southeast	28,000	7,000	35,000	2,600	32,000	14,000	46,000	3,400
South Central	28,000	10,000	38,000	4,300	31,000	15,000	46,000	4,400
Southwest	15,000	3,000	18,000	2,600	38,000	8,000	46,000	3,100
California	12,000	1,000	13,000	2,000	14,000	9,000	23,000	3,300
West	27,000	1,000	28,000	1,300	28,000	2,000	30,000	2,000

	134,000	35,000	169,000	15,400	167,000	63,000	230,000	19,900

	79%	21%	100%		73%	27%	100%

     At June 30, 2008, we owned or controlled approximately 169,000 lots, 21% of which were lots under option or similar contracts, compared with approximately 230,000 lots at September 30, 2007. Our current strategy is to continue to reduce our owned and controlled lot position, in line with our reduced expectations for future home sales and closings, through the construction and sale of homes and sales of land and lots, along with critical evaluation of acquiring lots currently controlled under option.
     At June 30, 2008, we controlled approximately 35,000 lots with a total remaining purchase price of approximately $1.0 billion under land and lot option purchase contracts, with a total of $74.1 million in earnest money deposits. Our lots controlled included approximately 8,800 optioned lots with a remaining purchase price of approximately $234.7 million and secured by deposits totaling $21.0 million, for which we do not expect to exercise our option to purchase the land or lots, but the contract has not yet been terminated. Consequently, we have written off the deposits related to these contracts, resulting in a net earnest money deposit balance of $53.1 million at June 30, 2008.
     We had a total of approximately 15,400 homes in inventory, including approximately 1,700 model homes at June 30, 2008, compared to approximately 19,900 homes in inventory, including approximately 2,000 model homes at September 30, 2007. Of our total homes in inventory, approximately 7,400 and 10,600 were unsold at June 30, 2008 and September 30, 2007, respectively. At June 30, 2008, approximately 2,900 of our unsold homes were completed, of which approximately 1,300 homes had been completed for more than six months. At September 30, 2007, approximately 5,000 of our unsold homes were completed, of which approximately 1,100 homes had been completed for more than six months. Our strategy is to continue to restrict and adjust our total number of homes in inventory and our number of unsold homes in inventory during fiscal 2008 as necessary, to match our reduced expectations for future home sales and closings. In addition, we will continue our efforts to sell excess land and lot positions in certain markets.
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
     Revenue Recognition – Adoption of Staff Accounting Bulletin No. 109 — In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 revises and rescinds portions of Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” and requires that the expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 was effective for us on January 1, 2008 and has been applied prospectively to commitments issued or modified after that date.
     Income Taxes – Deferred Tax Asset Valuation Allowance and Adoption of FASB Interpretation No. 48 — We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and financial reporting purposes. In accordance with SFAS No. 109, “Accounting for Income Taxes,” a reduction in the carrying amounts of deferred tax assets by a valuation allowance is required, if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, we periodically assess the need to establish valuation allowances for deferred tax assets based on the SFAS No. 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the taxable income available in current statutory carryback periods; reversals of existing taxable temporary differences; tax planning strategies; the nature, frequency and severity of current and cumulative losses; the duration of statutory carryforward periods; our historical experience in generating operating profits; and expectations for future profitability. In making such judgments, significant weight is given to evidence that can be objectively verified. SFAS No. 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.
     On October 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Effective with our adoption of FIN 48, interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of the income tax provision. Interest and penalties related to unrecognized tax benefits were previously included in interest expense and in selling, general and administrative expense, respectively. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change.

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
     In accordance with SFAS No. 144, land inventory and related communities under development are reviewed for potential write-downs when impairment indicators are present. We review our inventory at the community level and the inventory within each community may be categorized as land held for development, residential land and lots developed and under development, and construction in progress and finished homes, based on the stage of production or plans for future development. A particular community often includes inventory in more than one category. In reviewing each of our communities, we determine if impairment indicators exist on inventory held and used by analyzing a variety of factors including, but not limited to, the following:
•	gross margins on homes closed in recent months;

•	projected gross margins on homes sold but not closed;

•	projected gross margins based on community budgets;

•	trends in gross margins, average selling prices or cost of sales;

•	sales absorption rates; and

•	performance of other communities in nearby locations.
     If indicators of impairment are present for a community, SFAS No. 144 requires an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if so, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by community specific factors including estimates of the amounts and timing of future revenues and estimates of the amount of land development, materials and labor costs which, in turn, may be impacted by the following local market conditions:
•	supply and availability of new and existing homes;

•	location and desirability of our communities;

•	variety of product types offered in the area;

•	pricing and use of incentives by us and our competitors;

•	alternative uses for our land or communities such as the sale of land, finished lots or home sites to third parties;

•	amount of land and lots we own or control in a particular market or sub-market; and

•	local economic and demographic trends.

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
     In contrast to our typical seasonal results, due to further deterioration of homebuilding market conditions during fiscal 2007, we incurred consolidated operating losses in our third and fourth fiscal quarters of fiscal 2007 and in our third quarter of fiscal 2008. These results were primarily due to recording significant inventory and goodwill impairment charges. Also, the increasingly challenging market conditions caused further weakening in sales volume, pricing and margins as the fiscal year progressed. Although we may experience our typical historical seasonal pattern in the future, given the current market conditions, we do not expect this pattern in fiscal 2008 and can make no assurances as to when or whether this pattern will recur.
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

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in Item 1A. “Risk Factors” under Part II of this quarterly report on Form 10-Q and in our annual report on Form 10-K, including the section entitled “Risk Factors,” which is filed with the Securities and Exchange Commission.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to interest rate risk on our long-term debt. We monitor our exposure to changes in interest rates and utilize both fixed and variable rate debt. For fixed rate debt, changes in interest rates generally affect the value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows. We have mitigated our exposure to changes in interest rates on our variable rate bank debt by entering into an interest rate swap agreement to obtain a fixed interest rate for a portion of the variable rate borrowings. We generally do not have an obligation to prepay fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not have a significant impact on our cash flows related to our fixed-rate debt until such time as we are required to refinance, repurchase or repay such debt.
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
     Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific investor through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party investors. The hedging instruments related to IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recognized in current earnings. Hedging instruments related to funded, uncommitted loans are designated as fair value hedges, with changes in the value of the derivative instruments recognized in current earnings, along with changes in the value of the funded, uncommitted loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the three and nine months ended June 30, 2008 and 2007 was not significant, is recognized in current earnings. At June 30, 2008, hedging instruments to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $525.9 million. Uncommitted IRLCs, the duration of which are generally less than six months, totaled approximately $149.3 million, and uncommitted mortgage loans held for sale totaled approximately $92.3 million at June 30, 2008. The fair value of the hedging instruments and IRLCs at June 30, 2008 was an insignificant amount.
     We also purchase forward rate agreements (FRAs) and economic interest rate hedges as part of a program to potentially offer homebuyers a below market interest rate on their home financing. At June 30, 2008, these potential mortgage loan originations totaled approximately $96.9 million and were hedged with FRAs of $8.5 million and economic interest rate hedges of $1,113.7 million in EDFC put options and $47.1 million in MBS put options. Both the FRAs and economic interest rate hedges have various maturities not exceeding twelve months. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. These gains and losses for the three and nine months ended June 30, 2008 and 2007 were not significant.

     The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2008. The interest rates for our variable rate debt represent the weighted average interest rates in effect at June 30, 2008. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented. In addition, the table sets forth the notional amount, weighted average interest rate and estimated fair value of our interest rate swap. At June 30, 2008, the fair value of the interest rate swap was a $0.5 million liability.

	Three Months								Fair value
	Ending								at
	September 30,	Fiscal Year Ending September 30,							June 30,
	2008	2009	2010	2011	2012	2013	Thereafter	Total	2008
	(In millions)
Debt:
Fixed rate	$20.9	$592.2	$363.5	$450.0	$314.6	$300.0	$1,550.0	$3,591.2	$3,171.5
Average interest rate	8.2%	7.3%	6.6%	7.0%	5.4%	6.7%	6.0%	6.4%
Variable rate	$86.5	$—	$—	$—	$—	$—	$—	$86.5	$86.5
Average interest rate	3.5%	—	—	—	—	—	—	3.5%

Interest Rate Swap:
Variable to fixed	$100.0	$—	$—	$—	$—	$—	$—	$—	$0.5
Average pay rate	5.0%	—	—	—	—	—	—	—
Average receive rate	90-day LIBOR
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
     There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On June 15, 2007, a putative class action, John R. Yeatman, et al. v. D.R. Horton, Inc., et al., was filed by one of our customers against us and our affiliated mortgage company subsidiary in the United States District Court for the Southern District of Georgia. The complaint sought certification of a class alleged to include persons who, within the year preceding the filing of the suit, purchased a home from us and obtained a mortgage for such purchase from our affiliated mortgage company subsidiary. The complaint alleged that we violated Section 8 of the Real Estate Settlement Procedures Act by effectively requiring our homebuyers to use our affiliated mortgage company to finance their home purchases by offering certain discounts and incentives. The action sought damages in an unspecified amount and injunctive relief. On April 23, 2008, the Court ruled on our motion to dismiss and dismissed this complaint with prejudice. The plaintiffs filed a notice of appeal, which is currently pending.
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
ITEM 1A. RISK FACTORS
     In addition to the risk factors previously identified in our annual report on Form 10-K for the year ended September 30, 2007, we add the following risk factors related to compliance with our credit facility covenants and realization of our deferred income tax asset. Also, we are updating our risk factors related to mortgage availability as affected by recent legislation and government regulations as affected by proposed rule changes.
Failure to comply with certain financial tests or meet ratios contained in our revolving credit facility could preclude the payment of dividends, impose restrictions on our business, capital resources or other activities or otherwise adversely affect us.
     Our revolving credit facility requires us to maintain certain levels of leverage, tangible net worth and components of inventory. The facility also includes a borrowing base requirement that is currently in effect which limits availability based upon, among other things, certain levels of inventory. If we do not maintain the requisite levels, we may not be able to pay dividends or available financing could be reduced or terminated. In addition, if an event of default results, the lenders could cease further funding under the facility and declare any outstanding amounts due and payable, and require us to provide cash as collateral for our outstanding letters of credit. The lenders could also seek to renegotiate the terms of the facility or impose further restrictions on our ability to pay dividends, obtain other financing or engage in other activities.

We may not realize our deferred income tax asset.
     As of June 30, 2008, we have a deferred income tax asset of $518.7 million which is net of a valuation allowance of $887.7 million. The ultimate realization of the deferred income tax asset is dependent upon the taxable income available in current statutory carryback periods, reversals of existing taxable temporary differences, tax planning strategies and our ability to generate taxable income within the statutory carryforward periods. Based on our assessment, including the implementation of certain tax planning strategies, the realization of approximately $887.7 million of our deferred income tax asset is dependent upon the generation of future taxable income during the statutory carryforward periods in which the related temporary differences become deductible. The remaining deferred income tax asset of $518.7 million for which there are no valuation allowances relate to amounts that are expected to be primarily realized through net operating loss carrybacks to tax years 2006 and 2007. The realization of approximately $153 million of these deferred taxes assets is largely dependent upon executing our current plan to dispose of certain properties before September 30, 2008.
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
Increases in mortgage interest rates, reductions in mortgage availability or increases in other costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or our financial results. During fiscal 2007 and continuing in fiscal 2008, we experienced a reduction in the types of mortgage products available to our customers.
     Most of our customers finance their home purchases through lenders providing mortgage financing. Prior to the recent volatility in the financial markets, mortgage interest rates were at historical lows and a variety of mortgage products were available. As a result, homeownership became more accessible. The mortgage products available included features that allowed buyers to obtain financing for a significant portion, up to all, of the purchase price of the home, had very limited underwriting requirements or provided for lower initial monthly payments. As a result, more people were able to qualify for mortgage financing. During fiscal 2007 and continuing into fiscal 2008, there have been significant decreases in the type of mortgage products available and a general increase in qualification requirements for mortgages such that fewer people are able to qualify for and obtain mortgage financing. These factors have contributed to a reduction in the demand for new homes.
     Some of our homebuyers use down payment assistance programs, which allow homebuyers to receive gift funds from non-profit corporations to be used as a down payment. Homebuilders are a source of funding for these programs. The Department of Housing and Urban Development (HUD) issued a rule that eliminated seller-funded down payment assistance as an acceptable minimum investment in the property for FHA insured loans. However, the implementation of that rule was delayed as a result of litigation filed by certain down payment assistance providers. In July 2008, Congress passed and the President signed into law H.R. 3221, which includes the “American Housing Rescue and Foreclosure Prevention Act of 2008.” This bill eliminates seller-funded down payment assistance on FHA insured loans approved on or after October 1, 2008. With the elimination of these gift fund programs, we will seek other financing alternatives, and seek down payment programs for those customers who meet applicable guidelines. There can be no assurance, however, that any such alternative programs would be available or as attractive to our customers as the programs offered today, and our sales could suffer.
     We believe that the availability of FHA and VA mortgage financing is an important factor in marketing some of our homes. The American Housing Rescue and Foreclosure Prevention Act of 2008 also includes a provision that increases a mortgagor’s down payment from at least 3.0% to at least 3.5% of the appraised value of the property on FHA insured loans. This down payment requirement may impact the ability of our customers that meet the FHA guidelines to obtain financing. Additionally, this limitation and other limitations or restrictions on the availability of FHA and VA financing, could adversely affect interest rates, mortgage financing and our sales of new homes and mortgage loans.

     Even if potential customers do not need financing, changes in interest rates and the availability of mortgage products may make it harder for them to sell their current homes to potential buyers who need financing.
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
     Additionally, in March 2008, HUD proposed changes to the Real Estate Settlement Procedures Act with the stated intent to “Simplify and Improve the Process of Obtaining Mortgages and Reduce Consumer Settlement Costs.” Among the proposed changes was a modification to the existing rule that, if implemented, would prohibit homebuilders and other sellers of real estate from providing certain incentives conditioned upon the buyer’s use of a seller-affiliated settlement service provider. If the changes are adopted as proposed, they could negatively impact the number of loans and closings provided by our financial services entities. It is uncertain if these proposed changes will ultimately be implemented.

ITEM 6. EXHIBITS
(a)	Exhibits.

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992. (1)

3.2	Amended and Restated Bylaws of the Company. (2)

10.1	Seventh Supplemental Indenture, dated as of June 4, 2008, by and among D.R. Horton, Inc., the guarantors party thereto and American Stock Transfer & Trust Company, as trustee. (3)

10.2	Twenty-Ninth Supplemental Indenture, dated as of June 20, 2008, by and among D.R. Horton, Inc., the guarantors party thereto and American Stock Transfer & Trust Company, LLC, formerly known as American Stock Transfer & Trust Company, as trustee. (4)

10.3	Fifth Amendment to Revolving Credit Agreement, dated as of June 26, 2008, by and among D.R. Horton, Inc., the guarantors party thereto and Wachovia Bank, National Association, as Administrative Agent, and the Lenders named in the Revolving Credit Agreement. (5)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges. (*)

31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer. (*)

32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer. (*)

*	Filed herewith.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2008.

(3)	Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2008.

(4)	Incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2008.

(5)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2008.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date: August 6, 2008	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)