Form 10-K
period 2008-09-30
HORTON D R INC /DE/
filed 2008-11-26
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,533,399,000 based on the closing price as reported on the New York Stock Exchange.

As of November 20, 2008, there were 320,315,508 shares of the registrant’s common stock, par value $.01 per share, issued and 316,660,275 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

D.R. HORTON, INC. AND SUBSIDIARIES
2008 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States, based on homes closed during the twelve months ended September 30, 2008. We construct and sell high quality homes through our operating divisions in 27 states and 77 metropolitan markets of the United States, primarily under the name of D.R. Horton, America’s Builder. We are a Fortune 500 company, and our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Donald R. Horton began our homebuilding business in 1978. In 1991, we were incorporated in Delaware to acquire the assets and businesses of our predecessor companies, which were residential home construction and development companies owned or controlled by Mr. Horton. In 1992, we completed our initial public offering of our common stock. The growth of our company over the years was achieved by investing available capital into our existing homebuilding markets and into start-up operations in new markets. Additionally, we acquired numerous other homebuilding companies, which strengthened our market position in existing markets and expanded our geographic presence and product offerings in other markets. Our homes generally range in size from 1,000 to 5,000 square feet and in price from $90,000 to $900,000. The current downturn in our industry has resulted in a decrease in the size of our operations during fiscal 2007 and 2008, as we have been affected by, and have reacted to, the significantly weakened market for new homes. For the year ended September 30, 2008, we closed 26,396 homes with an average closing sales price of approximately $233,500.

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

Our financial reporting segments consist of six homebuilding segments and a financial services segment. Our homebuilding operations are by far the most substantial part of our business, comprising approximately 98% of consolidated revenues, which were $6.6 billion in fiscal 2008. Our homebuilding operations generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. In addition to building traditional single-family detached homes, we also build attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. The sale of detached homes generated approximately 77%, 81%, and 80% of home sales revenues in fiscal 2008, 2007 and 2006, respectively. Our financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

We make available, as soon as reasonably practicable, on our Internet website all of our reports required to be filed with the Securities and Exchange Commission (SEC). These reports include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. These reports may be accessed by going to our Internet website and clicking on the “Investor Relations” link. We will also provide these reports in electronic or paper format to our stockholders free of charge upon request made to our Investor Relations department. Information on our Internet website is not part of this annual report on Form 10-K. Our SEC filings are also available to the public over the Internet at the SEC’s website at www.sec.gov, and the public may read and copy any document we file at the SEC’s public reference room located at 100 F Street NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

Our principal executive offices are located at 301 Commerce Street, Suite 500, Fort Worth, Texas 76102. Our telephone number is (817) 390-8200, and our Internet website address is www.drhorton.com.

Operating Strategy

For the greatest part of our company’s existence, we maintained significant year-over-year growth and profitability. We achieved this growth through an operating strategy focused on capturing greater market share, while also maintaining a strong balance sheet. To execute our strategy, we invested available capital in our existing homebuilding markets and opportunistically entered new markets. We also actively evaluated homebuilding acquisition opportunities as they arose, some of which resulted in acquisitions and contributed to our growth.

Due to the progressive weakening of demand in our homebuilding markets over the past few years, we have experienced declines in revenues and gross profit, sustained significant asset impairment charges and incurred losses in fiscal 2007 and 2008. Although we believe the long-term fundamentals which support housing demand, namely population growth and household formation, remain solid and the current negative conditions will moderate over time, the timing of a recovery in the housing market is unclear. Consequently, our primary focus while market conditions are weak is to strengthen our financial condition by reducing inventories of homes and land, controlling and reducing construction and overhead costs, generating positive cash flows from operations, reducing outstanding debt and maintaining strong liquidity.

Geographic Diversity

From 1978 to late 1987, our homebuilding activities were conducted in the Dallas/Fort Worth area. We then began diversifying geographically by entering additional markets, both through start-up operations and acquisitions. We now operate in 27 states and 77 markets. This provides us with geographic diversification in our homebuilding inventory investments and our sources of revenues and earnings. We believe our diversification strategy helps to mitigate the effects of local and regional economic cycles and enhances our long-term potential.

Economies of Scale

We are the largest homebuilding company in the United States in terms of number of homes closed in fiscal 2008. By the same measure, we are also either the largest or one of the five largest builders in many of our markets in fiscal 2008. We believe that our national, regional and local scale of operations has provided us with benefits that may not be available in the same degree to some other smaller homebuilders, such as:

•	Negotiation of volume discounts and rebates from national, regional and local materials suppliers and lower labor rates from certain subcontractors;

•	Enhanced leverage of our general and administrative costs, which allows us greater flexibility to compete for greater market share in each of our markets; and

•	Greater access to and lower cost of capital, due to our strong balance sheet and our lending and capital markets relationships with national banking institutions.

Decentralized Operations

We decentralize our homebuilding activities to give operating flexibility to our local division presidents on certain key operating decisions. At September 30, 2008, we had 34 separate homebuilding operating divisions, some of which operate in more than one market area. Generally, each operating division consists of a division president; land entitlement, acquisition and development personnel; a sales manager and sales personnel; a construction manager and construction superintendents; customer service personnel; a controller; a purchasing manager and office staff. We believe that division presidents and their management teams, who are familiar with local conditions, generally have better information on which to base decisions regarding local operations. Our division presidents receive performance bonuses based upon achieving targeted financial and operational measures in their operating divisions.

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

Centralized Controls

We centralize the key risk elements of our homebuilding business through our regional and corporate offices. We have four separate homebuilding regional offices. Generally, each regional office consists of a region president, legal counsel, a chief financial officer, a purchasing manager and limited office support staff. Each of our region presidents and their management teams are responsible for oversight of the operations of up to nine homebuilding operating divisions, including:

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

Our corporate executives and corporate office departments are responsible for establishing our operational policies and internal control standards and for monitoring compliance with established policies and controls throughout our operations. The corporate office also has primary responsibility for direct management of certain key risk elements and initiatives through the following centralized functions:

•	Financing;

•	Cash management;

•	Risk and litigation management;

•	Allocation of capital;

•	Issuance and monitoring of inventory investment guidelines to divisional homebuilding operations;

•	Environmental assessments of land and lot acquisitions;

•	Approval and funding of land and lot acquisitions;

•	Accounting and management reporting;

•	Internal audit;

•	Information technology systems;

•	Administration of payroll and employee benefits;

•	Negotiation of national purchasing contracts;

•	Management of major national or regional supply chain initiatives;

•	Monitoring and analysis of margins, returns and expenses; and

•	Administration of customer satisfaction surveys and reporting of results.

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

Acquisitions

As negative market conditions in the housing industry persist, we remain focused on strengthening our balance sheet and maintaining strong liquidity. However, we will continue to evaluate opportunities for strategic acquisitions. We believe that the current housing industry downturn may provide us selected opportunities to enhance our operations through the acquisition of existing homebuilding companies at attractive valuations. In certain instances, such acquisitions can provide us benefits not found in start-up operations, such as: established land positions and inventories; and existing relationships with municipalities, land owners, developers, subcontractors and suppliers. We seek to limit the risks associated with acquiring other companies by conducting extensive operational, financial and legal due diligence on each acquisition and by only acquiring homebuilding companies that we believe will have a positive impact on our earnings within an acceptable period of time.

Markets

We conduct our homebuilding operations in all of the geographic regions, states and markets listed below, and we conduct our mortgage and title operations in many of these markets. Our homebuilding operating divisions are aggregated into six reporting segments, which are comprised of the markets below. Our financial statements contain additional information regarding segment performance.

State	Reporting Region/Market
East Region
Delaware	Central Delaware Delaware Shore
Georgia	Savannah
Maryland	Baltimore Suburban Washington, D.C.
New Jersey	North New Jersey South New Jersey
North Carolina	Brunswick County Charlotte Greensboro/Winston-Salem Raleigh/Durham
Pennsylvania	Philadelphia Lancaster
South Carolina	Charleston Columbia Hilton Head Myrtle Beach
Virginia	Northern Virginia
Midwest Region
Colorado	Colorado Springs Denver Fort Collins
Illinois	Chicago
Minnesota	Minneapolis/St. Paul
Wisconsin	Kenosha
Southeast Region
Alabama	Birmingham Mobile
Florida	Daytona Beach Fort Myers/Naples Jacksonville Melbourne Miami/West Palm Beach Ocala Orlando Pensacola Tampa
Georgia	Atlanta Macon

State	Reporting Region/Market
South Central Region
Louisiana	Baton Rouge
Mississippi	Mississippi Gulf Coast
Oklahoma	Oklahoma City
Texas	Austin Dallas Fort Worth Houston Killeen/Temple Laredo Rio Grande Valley San Antonio Waco
Southwest Region
Arizona	Phoenix Tucson
New Mexico	Albuquerque Las Cruces
West Region
California	Bay Area Central Valley Imperial Valley Los Angeles County Riverside/San Bernardino Sacramento San Diego County Ventura County
Hawaii	Hawaii Kauai Maui Oahu
Idaho	Boise
Nevada	Las Vegas Laughlin Reno
Oregon	Albany Central Oregon Portland
Utah	Salt Lake City
Washington	Bellingham Eastern Washington Seattle/Tacoma Vancouver

When evaluating new or existing homebuilding markets for purposes of capital allocation, we consider the following local, market-specific factors, among others:

•	Economic conditions;

•	Job growth;

•	Median income level of potential homebuyers;

•	Local housing affordability and typical mortgage products utilized;

•	Ability to offer homes at entry-level pricing;

•	Availability of land and lots;

•	Land entitlement and development processes;

•	New home sales activity;

•	Competition;

•	Secondary home sales activity; and

•	Prevailing housing products, features and pricing.

Land Policies

Typically, we acquire land after we have completed appropriate due diligence and generally after we have obtained the rights (“entitlements”) to begin development or construction work resulting in an acceptable number of residential lots. Before we acquire lots or tracts of land, we will, among other things, complete a feasibility study, which includes soil tests, independent environmental studies and other engineering work, and evaluate the status of necessary zoning and other governmental entitlements required to develop and use the property for home construction. Although we purchase and develop land primarily to support our homebuilding activities, we also sell land and lots to other developers and homebuilders where we have excess land and lot positions. In line with our current initiative to reduce land and lot supply to match our future expectations of closings, we completed a significant number of land and lot sales during fiscal 2008, particularly in the fourth quarter. In addition to generating cash flows, reducing our future carrying costs and land development obligations, and lowering our inventory supply in certain markets, consummating these transactions during the current fiscal year allowed us to monetize a larger portion of our deferred tax assets through a loss carryback to fiscal 2006 resulting in an increase in our expected tax refund.

We also enter into land/lot option contracts, in which we obtain the right, but generally not the obligation, to buy land or lots at predetermined prices on a defined schedule commensurate with anticipated home closings or planned land development. Our option contracts generally are non-recourse, which limits our financial exposure to our earnest money deposited with land and lot sellers and any preacquisition due diligence costs incurred by us. This enables us to control land and lot positions with limited capital investment, which substantially reduces the risks associated with land ownership and development.

Almost all of our land and lot positions are acquired directly by us. We have avoided entering into joint venture arrangements due to their increased costs and complexity, as well as the loss of operational control inherent in such arrangements. We are a party to a very small number of joint ventures that were acquired through acquisitions of other homebuilders. All of these joint ventures are consolidated in our financial statements.

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

The benefits of this strategy have been limited by the current, deteriorating conditions in the homebuilding industry.

Construction

Our home designs are selected or prepared in each of our markets to appeal to local tastes and preferences of homebuyers in each community. We also offer optional interior and exterior features to allow homebuyers to enhance the basic home design and to allow us to generate additional revenues from each home sold. In some markets, we have adjusted our product offerings to address affordability issues, which have become increasingly important in the current weak market conditions.

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

Marketing and Sales

We market and sell our homes through commissioned employees and independent real estate brokers. We typically conduct home sales from sales offices located in furnished model homes in each subdivision, and we typically do not offer our model homes for sale until the completion of a subdivision. Our sales personnel assist prospective homebuyers by providing them with floor plans, price information, tours of model homes and assisting them with the selection of options and other custom features. We train and inform our sales personnel as to the availability of financing, construction schedules, and marketing and advertising plans. As our customers are typically first-time or move-up homebuyers, we attempt to adjust our product mix and pricing within our homebuilding markets to keep our homes affordable. As market conditions warrant, we may provide potential homebuyers with one or more of a variety of incentives, including discounts and free upgrades, to be competitive in a particular market. In the current weak market conditions, we have significantly increased the level of incentives we are offering to homebuyers in most markets.

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

In addition to using model homes, in selected markets and projects we build a limited number of speculative homes in each subdivision. These homes enhance our marketing and sales efforts to prospective homebuyers who are relocating to these markets, as well as to independent brokers, who often represent homebuyers requiring a completed home within 60 days. We determine our speculative homes strategy in each market based on local market factors, such as new job growth, the number of job relocations, housing demand, seasonality, current sales contract cancellation trends and our past experience in the market. We determine the number of speculative homes to build in each subdivision based on our current and planned sales pace, and we monitor and adjust speculative homes inventory on an ongoing basis as conditions warrant. We typically have sold a substantial majority of our speculative homes while they are under construction or soon after completion; however, the significant weakness in our housing markets and related high cancellation rates during fiscal 2006, 2007 and 2008 have caused our speculative homes inventory to remain higher than our target levels. While we plan to reduce both total and speculative homes in inventory from current levels, we do expect to maintain a level of speculative home inventory in our markets which will be based on our expectations of future sales and closings volume. We believe these speculative homes help to provide us with opportunities to sell additional homes, reduce our inventory of developed lots and generate positive cash flows.

Our sales contracts require an earnest money deposit of at least $500. The amount of earnest money required varies between markets and subdivisions, and may significantly exceed $500. Additionally, customers are generally required to pay additional deposits when they select options or upgrade features for their homes. Most of our sales contracts stipulate that when customers cancel their contracts with us, we have the right to retain their earnest money and option deposits; however, our operating divisions occasionally choose to refund such deposits. Our sales contracts also include a financing contingency which permits customers to cancel and receive a refund of their deposits if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified period. Our contracts may include other contingencies, such as the sale of an existing home. As a percentage of gross sales orders, cancellations of sales contracts in fiscal 2008 were 40%. Our cancellation rate continues to be significantly higher than our historical rate of approximately 20% before the downturn in the homebuilding industry, reflecting the continuing weak housing market conditions. The length of time between the signing of a sales contract for a home and delivery of the home to the buyer (closing) averages from two to six months.

Customer Service and Quality Control

Our operating divisions are responsible for pre-closing quality control inspections and responding to customers’ post-closing needs. We believe that a prompt and courteous response to homebuyers’ needs during and after construction reduces post-closing repair costs, enhances our reputation for quality and service and ultimately leads to significant repeat and referral business from the real estate community and homebuyers. We provide our homebuyers with a limited one-year warranty on workmanship and building materials. The subcontractors who perform the actual construction also provide us with warranties on workmanship and are generally prepared to respond to us and the homeowner promptly upon request. In addition, we typically provide a supplemental ten-year limited warranty that covers major construction defects, and some of our suppliers provide manufacturer’s warranties on specified products installed in the home.

Customer Mortgage Financing

We provide mortgage financing services principally to purchasers of our homes in the majority of our homebuilding markets through our wholly-owned subsidiary, DHI Mortgage. DHI Mortgage coordinates and expedites the sales transaction by ensuring that mortgage commitments are received and that closings take place in a timely and efficient manner. DHI Mortgage originates mortgage loans for a substantial portion of our homebuyers and, when necessary to fulfill the needs of some homebuyers, also brokers loans to third-party lenders who directly originate the mortgage loans. During the year ended September 30, 2008, approximately 92% of DHI Mortgage’s loan volume related to homes closed by our homebuilding operations, and DHI Mortgage provided mortgage financing services for approximately 61% of our total homes closed.

To limit the risks associated with our mortgage operations, DHI Mortgage only originates loan products that it believes may be sold to third-party investors. DHI Mortgage generally packages and sells the loans and their servicing rights to third-party investors shortly after origination with limited recourse provisions. In markets where we currently do not provide mortgage financing, we work with a variety of mortgage lenders that make available to homebuyers a range of mortgage financing programs.

Title Services

Through our subsidiary title companies, we serve as a title insurance agent in selected markets by providing title insurance policies, examination and closing services to purchasers of homes we build and sell. We currently assume little or no underwriting risk associated with these title policies.

Employees

At September 30, 2008, we employed 3,800 persons, of whom 865 were sales and marketing personnel, 1,293 were executive, administrative and clerical personnel, 953 were involved in construction and 689 worked in mortgage and title operations. We had fewer than 20 employees covered by collective bargaining agreements. Employees of some of the subcontractors which we use are represented by labor unions or are subject to collective bargaining agreements. We believe that our relations with our employees and subcontractors are good.

Competition

The homebuilding industry is highly competitive. We compete in each of our markets with numerous other national, regional and local homebuilders for homebuyers, desirable properties, raw materials, skilled labor and financing. We also compete with resales of existing homes and with the rental housing market. Our homes compete on the basis of quality, price, design, mortgage financing terms and location. In the current weak housing conditions, competition among homebuilders has greatly intensified, especially as to pricing and incentives, as builders attempt to maximize sales volume despite the weakness in housing demand. The current market conditions have also led to a large number of foreclosed homes being offered for sale, which has increased competition for homebuyers and affected pricing. Our financial services business competes with other mortgage lenders, including national, regional and local mortgage bankers and other financial institutions, some of which have greater access to capital, different lending criteria and potentially broader product offerings.

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

Seasonality

We have typically experienced seasonal variations in our quarterly operating results and capital requirements. Prior to the current downturn in the homebuilding industry, we generally had more homes under construction, closed more homes and had greater revenues and operating income in the third and fourth quarters of our fiscal year. This seasonal activity increased our working capital requirements for our homebuilding operations during the third and fourth fiscal quarters and increased our funding requirements for the mortgages we originated in our financial services segment at the end of these quarters. As a result of seasonal activity, our results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year.

In contrast to our typical seasonal results, due to further deterioration of homebuilding market conditions during the last two years, we incurred consolidated operating losses in our third and fourth quarters of fiscal 2007 and in all quarters of fiscal 2008. These results were primarily due to recording significant inventory and goodwill impairment charges. Also, the increasingly challenging market conditions caused declines in sales volume, pricing and margins that mitigated our historical seasonal variations. Although we may experience our typical historical seasonal pattern in the future, given the current market conditions, we can make no assurances as to when or whether this pattern will recur.

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

The homebuilding industry is undergoing a significant downturn, and its duration and ultimate severity are uncertain. A continuation or further deterioration in industry conditions or in the broader economic conditions could have additional adverse effects on our operations and financial results.

The downturn in the homebuilding industry is in its third year and it has become one of the most severe housing downturns in U.S. history. The significant declines in the demand for new homes, the significant oversupply of homes on the market and the significant reductions in the availability of financing for homebuyers that have marked the downturn are continuing. We have experienced material reductions in our home sales and homebuilding revenues, and we have incurred material inventory and goodwill impairments and other write-offs. Our gross margins have declined significantly, and we incurred substantial losses for our 2007 and 2008 fiscal years. It is not clear when these trends will reverse or when we will return to profitability.

Our ability to respond to the downturn has been limited by adverse market and economic conditions. Recently, the growing number of home mortgage foreclosures has increased supply and driven down prices, making the purchase of a foreclosed home an attractive alternative to purchasing a new home. Homebuilders have responded to declining sales and increased cancellation rates with significant concessions, further adding to the price declines. With the decline in the values of homes and in the ability of homeowners to make their mortgage payments, the credit markets have been significantly disrupted, putting strains on many households and businesses. In the face of these conditions, fears of recession and the loss of jobs have increased, and consumer confidence has reached its lowest level in decades. As a result, the decision to buy a new home has become more difficult, and demand for new homes has declined significantly. Moreover, the government’s legislative and administrative measures aimed at restoring liquidity to the credit markets and providing relief to homeowners facing foreclosure have only recently begun. It is unclear whether these measures will effectively stabilize prices and home values or restore confidence and increase demand in the homebuilding industry.

These challenging conditions are complex and interrelated. We cannot predict their duration or ultimate severity. Nor can we provide assurance that our responses to the downturn or the government’s attempts to address the troubles in the economy will be successful.

The downturn in homebuilding and the continuation of the disruptions in the credit markets could limit our ability to access capital and increase our costs of capital.

During this downturn in the homebuilding industry, we have relied principally on the positive operating cash flow we have generated to meet our working capital needs and repay outstanding indebtedness. We generated $1.88 billion and $1.36 billion in operating cash flow in fiscal years 2008 and 2007, respectively. We anticipate significant positive operating cash flow for fiscal 2009, principally through the receipt of federal income tax refunds and from home and land sales, though at a reduced level. However, the downturn and the disruption in the credit markets have reduced other sources of liquidity available to us.

In fiscal 2008, our senior debt ratings were lowered below investment grade by the three ratings agencies, and the terms of our revolving credit facility now restrict our future borrowings to borrowing base limitations. Though we had no cash borrowings outstanding under the facility at September 30, 2008, the borrowing base limitations currently have reduced availability under the facility to $52.8 million until we repay outstanding homebuilding debt at a faster pace than further inventory reductions, or the limitations are amended. We are currently exploring alternatives with regard to our revolving credit facility, which could potentially include an amendment to the current agreement, but consummating an amendment may be difficult in the current credit market. We believe that any amendment will require an increase in the costs of borrowing, a reduction in the overall credit commitment and possibly additional restrictions on us. We do not currently anticipate a need to borrow from the facility, and we plan to fund our short-term working capital needs and our fiscal 2009 debt maturities through existing cash resources and cash flows generated from operations during fiscal 2009.

As of September 30, 2008, we had $549.7 million of senior notes that mature in January and February 2009. We have sufficient cash on hand to make these payments. However, current market conditions would significantly limit our ability to refinance this indebtedness if we chose to do so. Pricing in the public debt markets has increased substantially, and the indenture terms available in these markets are generally more restrictive than those in our current indentures. Moreover, our senior debt ratings, the impact of our recent results on measures used by debt investors and the uncertainties facing the homebuilding industry could reduce our ability to access these markets even if acceptable pricing or terms are available to other issuers. In addition, the significant decline in our stock price, the ongoing volatility in the stock markets and the reduction in our stockholders’ equity relative to our debt could also impede our access to the equity markets or increase the amount of dilution our stockholders would experience should we seek to raise capital through issuance of equity.

Our financial services segment uses a $275 million mortgage repurchase facility to finance many of the loans it originates. The facility must be renewed annually, and the current facility expires in March 2009. A continuation of current market conditions could make the renewal more difficult or could result in an increase in the cost of the facility or a decrease in its committed availability. Such conditions may also make it more difficult or costly to sell the mortgages that we originate. We have reduced our mortgage products to only those we expect to be able to sell.

While we believe we can meet our capital requirements from our cash resources, future cash flow and the sources of financing that we anticipate will be available to us, we can provide no assurance that we will continue to be able to do so, particularly if current market or economic conditions continue or deteriorate further. The future effects on our business, liquidity and financial results of these conditions could be material and adverse to us, both in ways described above and in other ways that we do not currently foresee.

The reduction in availability of mortgage financing and the increase in mortgage interest rates have adversely affected our business, and the duration and ultimate severity of the effects are uncertain.

Most of our customers finance their home purchases through lenders providing mortgage financing. Prior to the recent volatility in the financial markets, mortgage interest rates were at historical lows and a variety of mortgage products were available. As a result, homeownership became more accessible. The mortgage products available included features that allowed buyers to obtain financing for a significant portion, up to all, of the purchase price of the home, had very limited underwriting requirements or provided for lower initial monthly payments. As a result, more people were able to qualify for mortgage financing. Mortgage interest rates have increased, and the range of mortgage products to homebuyers has decreased from those previously available.

During fiscal 2007 and 2008, the mortgage lending industry experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This in turn resulted in a decline in the market value of many mortgage loans and related securities. Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. Credit requirements tightened, and investor demand for mortgage loans and mortgage-backed securities declined. The deterioration in credit quality has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not eligible for sale to Fannie Mae or Freddie Mac or loans that do not meet Federal Housing Administration (FHA) and Veterans Administration (VA) requirements. Fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans in turn have made it more difficult for many buyers to finance the purchase of our homes. These factors have served to reduce the pool of qualified homebuyers and made it more difficult to sell to first time and move-up buyers which have long made up a substantial part of our customers. These reductions in demand have adversely affected our operations and financial results, and the duration and severity of the effects are uncertain.

We believe that the liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market. These entities have recently required substantial injections of capital from the federal government. These injections have been accompanied by criticism that the pool of homebuyers these institutions seek to assist should be reduced. Any reduction in the availability of the financing provided by these institutions could adversely affect interest rates, mortgage availability and our sales of new homes and mortgage loans.

In recent years a growing number of our homebuyers used down payment assistance programs, which allowed them to receive gift funds from non-profit corporations as a down payment. Homebuilders had been a source of funding for these programs. However, the American Housing Rescue and Foreclosure Prevention Act of 2008 eliminated seller-funded down payment assistance on FHA-insured loans approved on or after October 1, 2008. With the elimination of these gift fund programs, we will seek other financing alternatives, and seek down payment programs for those customers who meet applicable guidelines. There can be no assurance, however, that any such alternative programs are available or as attractive to our customers as the programs previously offered, and our sales could suffer.

Because of the decline in the availability of other mortgage products, FHA and VA mortgage financing support has become a more important factor in marketing our homes. The American Housing Rescue and Foreclosure Prevention Act of 2008, however, includes a provision that increases a buyer’s down payment from at least 3.0% to at least 3.5% of the appraised value of the property on FHA insured loans. This down payment requirement may impact the ability of our customers that meet the FHA guidelines to obtain financing. Additionally, this limitation and other limitations or restrictions on the availability of FHA and VA financing could adversely affect interest rates, mortgage availability and our sales of new homes and mortgage loans.

Even if potential customers do not need financing, changes in interest rates and the availability of mortgage products may make it harder for them to sell their current homes to potential buyers who need financing.

The decreases in mortgage availability have also been reflected in higher mortgage interest rates. Despite recent rate cuts by the Federal Reserve, mortgage rates remain above their lows of the past few years and these interest rates may increase further. If these rates remain high or increase, the costs of owning a home will be affected and could result in further reductions in the demand for our homes.

Our strategies in responding to the adverse conditions in the homebuilding industry have had limited success, and the continued implementation of these and other strategies may not be successful.

While we have been successful in generating positive operating cash flow and reducing our inventories in fiscal 2007 and 2008, we have done so at significantly reduced gross profit levels and have incurred significant asset impairment charges. These contributed to the net losses we recognized in fiscal 2007 and 2008. Also, in fiscal 2007 and 2008, notwithstanding our sales strategies, we continued to experience an elevated rate of sales contract cancellations. We believe that the increase in the cancellation rate is largely due to a decrease in homebuyer confidence, due principally to continued price declines, the growing number of foreclosures and reduced consumer confidence. A more restrictive mortgage lending environment and the inability of some buyers to sell their existing homes have also impacted cancellations. Many of these factors, which affect new sales and cancellation rates, are beyond our control. It is uncertain how long the reduction in sales and the increased level of cancellations will continue.

The homebuilding industry continues to be cyclical and affected by changes in general economic, real estate or other business conditions that could adversely affect our business or financial results.

Cyclical Industry.  The homebuilding industry has been cyclical historically and continues to be significantly affected by changes in industry conditions, as well as in general and local economic conditions, such as:

•	employment levels;

•	availability of financing for homebuyers;

•	interest rates;

•	consumer confidence;

•	levels of new and existing homes for sale;

•	demographic trends; and

•	housing demand.

These may occur on a national scale, like the current downturn, or may affect some of the regions or markets in which we operate more than others. When adverse conditions affect any of our larger markets, they could have a proportionately greater impact on us than on some other homebuilding companies. Our operations in previously strong markets, particularly California, Florida, Nevada and Arizona, where we have significant inventory, have more adversely affected our financial results than our other markets in the current downturn.

An oversupply of alternatives to new homes, including foreclosed homes, homes held for sale by investors and speculators, other existing homes and rental properties, can also reduce our ability to sell new homes and depress new home prices and reduce our margins on the sales of new homes.

Inventory Risks.  Inventory risks are substantial for our homebuilding business. The risks inherent in controlling or purchasing and developing land increase as consumer demand for housing decreases. Thus, we may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. Our deposits for building lots controlled under option or similar contracts may be put at risk. The value of undeveloped land, building lots and housing inventories can also fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing project or market. In the present weak market conditions, we have sold homes and land for lower margins or at a loss and we have recorded significant inventory impairment charges.

Historically, our goals for years of supply for ownership and control of land and building lots were based on management’s expectations for future volume growth. In light of the much weaker market conditions encountered since fiscal 2006, we significantly slowed our purchases of land and lots and made substantial land and lot sales as part of our strategy to reduce our inventory to better match our reduced rate of production. We also terminated numerous land option contracts and wrote off earnest money deposits and pre-acquisition costs related to these option contracts. Because future market conditions are uncertain, we cannot provide assurance that these measures will be successful in managing our future inventory risks.

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

Risks Related to National Security.  Continued military deployments in the Middle East and other overseas regions, terrorist attacks, other acts of violence or threats to national security, and any corresponding response by the United States or others, or related domestic or international instability, may adversely affect general economic conditions or cause a slowdown of the economy.

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

Increases in the costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or our financial results.

Significant expenses of owning a home, including mortgage interest and real estate taxes, generally are deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to various limitations under current tax law and policy. If the federal government or a state government changes its income tax laws, as has been discussed, to eliminate or substantially modify these income tax deductions, the after-tax cost of owning a new home could increase for many of our potential customers. The resulting loss or reduction of homeowner tax deductions, if such tax law changes were enacted without offsetting provisions, could adversely impact demand for and sales prices of new homes.

In addition, increases in property tax rates by local governmental authorities, as experienced in response to reduced federal and state funding, can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes.

Governmental regulations could increase the cost and limit the availability of our development and homebuilding projects and adversely affect our business or financial results.

We are subject to extensive and complex regulations that affect land development and home construction, including zoning, density restrictions, building design and building standards. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to being approved, if approved at all. We are subject to determinations by these authorities as to the adequacy of water or sewage facilities, roads or other local services. New housing developments may also be subject to various assessments for schools, parks, streets and other public improvements. In addition, in many markets government authorities have implemented no growth or growth control initiatives. Any of these can limit, delay or increase the costs of development or home construction.

We are also subject to a variety of local, state and federal laws and regulations concerning protection of health, safety and the environment. The impact of environmental laws varies depending upon the prior uses of the building site or adjoining properties and may be greater in areas with less supply where undeveloped land or desirable alternatives are less available. These matters may result in delays, may cause us to incur substantial compliance, remediation, mitigation and other costs, and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or areas.

Governmental regulation of our financial services operations could adversely affect our business or financial results.

Our financial services operations are subject to numerous federal, state and local laws and regulations. These include eligibility requirements for participation in federal loan programs, compliance with consumer lending and similar requirements such as disclosure requirements, prohibitions against discrimination and real estate settlement procedures. They may also subject our operations to examination by the applicable agencies. These factors may limit our ability to provide mortgage financing or title services to potential purchasers of our homes.

In November 2008, HUD issued a final rule modifying certain aspects of the Real Estate Settlement Procedures Act. The rule is scheduled to become effective in January 2009. As part of the changes, new limitations were placed on non-settlement service providers, such as homebuilders, from providing incentives tied to the use of affiliated settlement service providers. The new rule does not prevent settlement service providers from offering discounts or incentives, however this change could negatively impact the number of loans, closings and profitability of our financial services entities.

The turmoil caused by the increasing number of defaults in subprime and other loans has encouraged the investigation of financial services industry practices by governmental authorities. These have only recently begun, and they could include the examination of consumer lending practices, sales of mortgages to financial institutions and other investors and the practices in the financial services segments of homebuilding companies. We are unable to assess whether these governmental inquiries will result in changes in government regulation, homebuilding industry practices or adversely affect the costs or potential profitability of homebuilding companies.

Our substantial debt could adversely affect our financial condition.

We have a significant amount of debt. As of September 30, 2008, our consolidated debt was $3,748.4 million. As of September 30, 2008, the scheduled maturities of principal on our outstanding debt for the subsequent 12 months totaled $780.9 million.

Possible Consequences.  The amount and the maturities of our debt could have important consequences. For example, they could:

•	require us to dedicate a substantial portion of our cash flow from operations to payment of our debt and reduce our ability to use our cash flow for other purposes;

•	limit our flexibility in planning for, or reacting to, the changes in our business;

•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements;

•	place us at a competitive disadvantage because we have more debt than some of our competitors; and

•	make us more vulnerable to downturns in our business or general economic conditions.

Dependence on Future Performance.  Our ability to meet our debt service and other obligations will depend, in part, upon our future financial performance. Our future results are subject to the risks and uncertainties described in this report. These have been compounded by the current industry and economic conditions. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our businesses are also affected by financial, political, business and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of debt or equity, the refinancing of debt, or the sale of assets. Changes in prevailing interest rates may affect our ability to meet our debt service obligations, because borrowings under our credit facilities bear interest at floating rates.

Credit Facility and Other Restrictions.  Our revolving credit facility imposes restrictions on our operations and activities by requiring us to maintain certain levels of leverage, tangible net worth and components of inventory. If we do not maintain the requisite levels, we may not be able to pay dividends or available financing could be reduced or terminated. Also, in the current conditions, the margins by which we have met the financial covenants in our revolving credit facility have been reduced. If they are further reduced significantly in the future, we or our lenders may seek to negotiate revised terms for the facility that could increase the cost, reduce the availability or change other conditions of the facility. In addition, the indentures governing our senior notes and senior subordinated notes impose restrictions on the creation of secured debt.

The mortgage repurchase facility for our financial services subsidiaries also requires the maintenance of minimum levels of tangible net worth, ratio of debt to tangible net worth and net income by our financial services subsidiaries. A failure to comply with these requirements could allow the lending banks to terminate the availability of funds to the financial services subsidiaries or cause their debt to become due and payable prior to maturity.

Changes in Debt Ratings.  In fiscal 2008, all three of the agencies that rate our senior unsecured debt lowered our ratings to a level below investment grade, and two of the agencies lowered it even further during the year. Because we no longer maintain our investment grade credit ratings from at least two of these agencies, credit under our revolving credit facility is currently limited to specified percentages of unencumbered inventory and the amount of other senior unsecured indebtedness. Additionally, we are now subject to limitation on the number of unsold homes and the amount of developed lots and lots under development included in inventory. The cost of such capital has increased and could increase more with further lowering of our debt ratings. The further lowering of our debt ratings could also make accessing the public capital markets more difficult and expensive.

Change of Control Purchase Options.  If a change of control occurs as defined in the indentures governing many series of our senior and senior subordinated notes, which constituted $1.6 billion principal amount in the aggregate as of September 30, 2008, we would be required to offer to purchase such notes at

101% of their principal amount, together with all accrued and unpaid interest, if any. Moreover, a change of control as defined in our credit facilities may also result in the acceleration of our revolving credit facility or our financial services facility. If purchase offers were required under the indentures for these notes or these facilities were accelerated, we can give no assurance that we would have sufficient funds to pay the amounts that we would be required to purchase or repay. At September 30, 2008, we did not have sufficient funds available to purchase or pay all of such outstanding debt upon a change of control.

Impact of Financial Services Debt.  Our financial services business is conducted through subsidiaries that are not restricted by our indentures or revolving credit facility. The ability of our financial services subsidiaries to provide funds to our homebuilding operations, however, is subject to restrictions in their mortgage repurchase facility. These funds would not be available to us upon the occurrence and during the continuance of defaults under this facility. Moreover, our right to receive assets from these subsidiaries upon liquidation or recapitalization will be subject to the prior claims of the creditors of these subsidiaries. Any claims we may have to funds from this segment would be subordinate to subsidiary indebtedness to the extent of any security for such indebtedness and to any indebtedness otherwise recognized as senior to our claims.

Failure to comply with certain financial tests or meet ratios contained in our credit facilities could preclude the payment of dividends, impose restrictions on our business, capital resources or other activities or otherwise adversely affect us.

Our revolving credit facility requires us to maintain certain financial covenants based on leverage, tangible net worth and components of inventory. The facility also includes a borrowing base requirement that is currently in effect which limits availability based upon certain levels of inventory and the amount of other senior unsecured indebtedness. If we do not maintain the requisite covenants, we may not be able to pay dividends or available financing could be terminated. The borrowing base limitation currently in effect limits availability under the facility to $52.8 million until we repay outstanding homebuilding debt at a faster pace than further inventory reductions, or the limitations are amended. In addition, if non-compliance with these covenants were to result in an event of default, the lenders could cease any further funding under the facility, declare any outstanding amounts due and payable and require us to provide cash as collateral for any outstanding letters of credit not already collateralized. The lenders could also seek to renegotiate the terms of the facility or impose further restrictions on our ability to pay dividends, obtain other financing or engage in other activities.

In addition, our mortgage subsidiary’s mortgage repurchase facility contains financial covenants applicable to that subsidiary. If our mortgage subsidiary does not comply with those covenants and that results in an event of default, the counterparties could cease further purchases under the facility and declare any outstanding amounts due and payable. The counterparties could also seek to renegotiate the terms of the facility, and the renewal of the facility could be more difficult.

Homebuilding and financial services are very competitive, and competitive conditions could adversely affect our business or our financial results.

The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled labor. We compete with other local, regional and national homebuilders, often within larger subdivisions designed, planned and developed by such homebuilders. We also compete with existing home sales, foreclosures and rental properties. The competitive conditions in the homebuilding industry can result in:

•	lower sales;

•	lower selling prices;

•	increased selling incentives;

•	lower profit margins;

•	impairments in the value of inventory, goodwill and other assets;

•	difficulty in effecting our strategies to reduce inventory;

•	difficulty in acquiring suitable land, raw materials, and skilled labor at acceptable prices; or

•	delays in construction of our homes.

Our financial services business competes with other mortgage lenders, including national, regional and local mortgage banks and other financial institutions. Mortgage lenders with greater access to capital or different lending criteria may be able to offer more attractive financing to potential customers.

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

Although we focused on internal growth in recent years before the downturn in the homebuilding industry, we may make strategic acquisitions of homebuilding companies or their assets in the future. Successful strategic acquisitions can require the integration of operations and management and other efforts to realize the benefits that may be available. Although we believe that we have been successful in doing so in the past, we can give no assurance that we would be able to identify, acquire and integrate successfully strategic acquisitions in the future. Acquisitions can result in the dilution of existing stockholders if we issue our common stock as consideration or reduce our liquidity or increase our debt if we fund them with cash. In addition, acquisitions can expose us to valuation risks, including the risk of writing off goodwill related to such acquisitions based on the subsequent results of the operating segments to which the acquired businesses were assigned. The risk of write-offs related to goodwill impairment increases during a cyclical housing downturn when profitability of our operating segments may decline, as evidenced by the goodwill impairment charges we recognized in fiscal 2007 and 2008. Moreover, we may not be able to implement successfully our operating and any future growth strategies within our existing markets.

We may not realize our deferred income tax asset.

As of September 30, 2008, we have a deferred income tax asset of $213.5 million which is net of a valuation allowance of $961.3 million. The ultimate realization of the deferred income tax asset is dependent upon the taxable income available in current statutory carryback periods, reversals of existing taxable temporary differences, tax planning strategies and our ability to generate taxable income within the statutory carryforward periods. Based on our assessment, including the implementation of certain tax planning strategies, the realization of approximately $961.3 million of our deferred income tax asset is dependent upon the generation of future taxable income during the statutory carryforward periods in which the related temporary differences become deductible. The use of net operating loss carryforwards is also subject to limitations should there be more than a 50% change in ownership of our common stock within a three-year period as measured under the applicable tax regulations. The remaining deferred income tax asset of $213.5 million for which there are no valuation allowances relate to amounts that are expected to be primarily realized through net operating loss carrybacks to tax year 2007.

The accounting for deferred income taxes is based upon an estimate of future results, and the valuation allowance may be increased or decreased as conditions change or if we are unable to implement certain tax planning strategies. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Changes in tax laws could also affect actual tax results and the valuation of deferred income tax assets over time.

Homebuilding is subject to home warranty and construction defect claims in the ordinary course of business that can be significant.

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. As a consequence, we maintain product liability insurance, obtain indemnities and certificates of insurance from subcontractors generally covering claims related to workmanship and materials, and create warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all of our warranty and construction defect claims in the future. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of product liability insurance for construction defects is currently limited and costly. We have responded to increases in insurance costs and coverage limitations in recent years by increasing our self-insured retentions and claim reserves. There can be no assurance that coverage will not be further restricted or become more costly.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In addition to our inventories of land, lots and homes, we own several office buildings totaling approximately 213,000 square feet, and we lease approximately 1,341,000 square feet of office space under leases expiring through January 2015. These properties are located in our various operating markets to house our homebuilding and financial services operating divisions and our regional and corporate offices.

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

	Year Ended September 30, 2008			Year Ended September 30, 2007
			Declared			Declared
	High	Low	Dividends	High	Low	Dividends

1st Quarter	$15.18	$10.15	$0.15	$27.81	$21.51	$0.15
2nd Quarter	17.80	9.78	0.15	31.13	21.79	0.15
3rd Quarter	17.95	10.74	0.075	24.49	19.76	0.15
4th Quarter	15.46	8.93	0.075	20.75	12.46	0.15

As of November 20, 2008, the closing price of our common stock on the NYSE was $4.52, and there were approximately 613 holders of record.

The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions, as well as compliance with covenants contained in our revolving credit agreement. We reduced the amount of our quarterly dividend during the third quarter of fiscal 2008, and we have further reduced our dividend amount during the first quarter of fiscal 2009.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

During fiscal years 2008, 2007 and 2006, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

In November 2007, our Board of Directors extended its authorization for the repurchase of up to $463.2 million of our common stock to November 30, 2008. We made no repurchases of common stock under the share repurchase program during fiscal 2008, and therefore, all of the $463.2 million authorization was remaining at September 30, 2008. Upon expiration of the November 2007 authorization, our Board of Directors has authorized the repurchase of up to $100 million of our common stock. The new authorization is effective from December 1, 2008 to November 30, 2009.

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return on D.R. Horton common stock for the last five fiscal years through September 30, 2008, compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The comparison assumes a hypothetical investment in D.R. Horton common stock and in each of the foregoing indices of $100 at September 30, 2003, and assumes that all dividends were reinvested. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

Comparison of Five-Year Cumulative Total Return
Among D.R. Horton, Inc., S&P 500 Index and S&P 500 Homebuilding Index

	Year Ended September 30,
	2003	2004	2005	2006	2007	2008
D.R. Horton, Inc.	$100.00	$153.40	$225.98	$151.87	$83.52	$87.91

S&P 500 Index	$100.00	$113.87	$127.82	$141.62	$164.90	$128.66

S&P 500 Homebuilding Index	$100.00	$158.25	$226.75	$164.23	$83.46	$70.63

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our Consolidated Financial Statements. The data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A, “Risk Factors,” Item 8, “Consolidated Financial Statements and related Notes,” and all other financial data contained in this annual report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(In millions, except per share data)

Operating Data:
Revenues:
Homebuilding	$6,518.6	$11,088.8	$14,760.5	$13,628.6	$10,658.0
Financial Services	127.5	207.7	290.8	235.1	182.8
Gross profit (loss) — Homebuilding	(1,763.2)	603.7	3,342.2	3,488.3	2,460.7
Income (loss) before income taxes:
Homebuilding	(2,666.9)	(1,020.0)	1,878.7	2,273.0	1,508.2
Financial Services	35.1	68.8	108.4	105.6	74.7
Provision for (benefit from) income taxes	1.8	(238.7)	753.8	908.1	607.8
Net income (loss)	(2,633.6)	(712.5)	1,233.3	1,470.5	975.1
Net income (loss) per share (1):
Basic	(8.34)	(2.27)	3.94	4.71	3.14
Diluted	(8.34)	(2.27)	3.90	4.62	3.09
Cash dividends declared per common share (1)	0.45	0.60	0.44	0.3075	0.215

	September 30,
	2008	2007	2006	2005	2004
	(In millions)

Balance Sheet Data:
Inventories	$4,683.2	$9,343.5	$11,343.1	$8,486.8	$6,567.4
Total assets	7,709.6	11,556.3	14,820.7	12,514.8	8,985.2
Notes payable	3,748.4	4,376.8	6,078.6	4,909.6	3,499.2
Stockholders’ equity	2,834.3	5,586.9	6,452.9	5,360.4	3,960.7

(1)	All basic and diluted income per share amounts and cash dividends declared per share amounts reflect the effect of the four-for-three stock split (effected as a 33 1/3% stock dividend) of March 16, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Fiscal Year 2008 Overview

Our fiscal 2008 results reflect the challenges that the homebuilding industry faced during the year. During fiscal 2008 the factors hurting demand for new homes became more intense and pervasive across the United States. As a result, the already difficult conditions within the industry became progressively more challenging. High inventory levels of both new and existing homes, elevated cancellation rates, low sales absorption rates and overall weak consumer confidence persisted throughout the year. The effects of these factors were further magnified by credit tightening in the mortgage markets, increasing home foreclosures and severe shortages of liquidity in the financial markets. The liquidity shortage has caused concern about the viability of many financial institutions and has negatively impacted the already weakening economy, which has created fears of a prolonged recession. These factors, combined with our continued elevated sales cancellation rate, caused our sales volume to be significantly reduced. Also, our gross profit from home sales revenues continued to decline as we offered higher levels of incentives and price concessions in attempts to stimulate demand in our communities.

As we progressed though fiscal 2008, our disappointing sales results, further declines in our sales order prices, continued declines in our gross profit from home sales revenues and the more challenging market conditions caused our outlook for the homebuilding industry to remain cautious. We believe that housing market conditions may continue to deteriorate, and that the timing of a recovery in the housing market remains unclear. Our outlook incorporates several factors, including continued margin pressure from sales price reductions and incentives; continued high levels of new and existing homes available for sale; weak demand from new home consumers; continued high sales cancellations; significant restrictions on the availability of certain mortgage products and an overall increase in the underwriting requirements for home financing as a result of the recent credit tightening in the mortgage markets.

During fiscal 2008, particularly in the fourth quarter, we sold a significant amount of land and lots through numerous transactions to generate cash flows, reduce our future carrying costs and land development obligations, and lower our inventory supply in certain markets to match our expectations of future demand. Consummating these transactions during the current fiscal year allowed us to monetize a larger portion of our deferred tax assets through a loss carryback to fiscal 2006 resulting in an increase in our expected tax refund.

Due to the declining market conditions discussed above, we evaluated a significant portion of our inventory in our quarterly impairment analyses during fiscal 2008. Additionally, we evaluated the recoverability of our goodwill. Our goodwill and inventory impairment evaluations reflected our expectation of continued and increasing challenges in the homebuilding industry, and our belief that these challenging conditions will persist for some time. Based on our evaluations and as a result of our fourth quarter land and lot sales, we recorded significant impairment charges to our inventory and goodwill balances during the year, which materially affected our operating results during fiscal 2008.

Strategy

We believe the long-term fundamentals which support housing demand, namely population growth and household formation, remain solid. We also believe the negative effects of the current market conditions, although unyielding in the near term, will moderate over the long term. In the interim, we remain committed to the following initiatives related to our operating strategy in the current homebuilding business environment:

•	Reducing our land and lot inventory from current levels by:

—	selling and constructing homes;

—	opportunistically selling excess land and lots;

—	significantly restricting our spending for land and lot purchases;

—	decreasing our land development spending or suspending development in many communities until market conditions improve; and

—	renegotiating or canceling land option purchase contracts.

•	Controlling our inventory of homes under construction by limiting the construction of unsold homes and aggressively marketing our unsold, completed homes in inventory.

•	Managing the sales prices and level of sales incentives on our homes as necessary to optimize the balance of sales volumes, returns and cash flows.

•	Decreasing our cost of goods purchased from both vendors and subcontractors.

•	Continuing to modify our product offerings to provide more affordable homes.

•	Decreasing our SG&A infrastructure to be in line with our reduced expectations of production levels.

•	Reducing our level of debt by utilizing cash balances and cash flows from operations.

•	Maintaining a strong cash balance and overall liquidity position.

These initiatives allowed us to generate significant cash flows from operations during fiscal 2007 and 2008, which we utilized to reduce our outstanding debt and increase our liquidity. Although we cannot provide any assurances that these initiatives will be successful, we expect that our operating strategy will allow us to continue to maintain a strong balance sheet and liquidity position in fiscal 2009.

Key Results

Key financial results as of and for our fiscal year ended September 30, 2008, as compared to fiscal 2007, were as follows:

Homebuilding Operations:

•	Homebuilding revenues decreased 41% to $6.5 billion.

•	Homes closed decreased 36% to 26,396 homes and the average selling price of those homes decreased 10% to $233,500.

•	Net sales orders decreased 37% to 21,251 homes.

•	Sales order backlog decreased 55% to $1.2 billion.

•	Home sales gross margins decreased 600 basis points to 11.2%.

•	Inventory impairments and land option cost write-offs were $2.5 billion, compared to $1.3 billion.

•	Homebuilding SG&A expense decreased by $349.7 million, or 31%, to $791.8 million, but increased as a percentage of homebuilding revenues by 180 basis points to 12.1%.

•	Homebuilding pre-tax loss was $2.7 billion, compared to a pre-tax loss of $1.0 billion.

•	Homes in inventory declined by 7,500 to 12,400.

•	Owned lots declined by 68,000 to 99,000.

•	Homebuilding debt decreased by $444.1 million to $3,544.9 million.

•	Net homebuilding debt to total capital increased 340 basis points to 43.6%, and gross homebuilding debt to total capital increased 1,390 basis points to 55.6%.

•	Homebuilding cash was $1.4 billion, compared to $228.3 million.

Financial Services Operations:

•	Total financial services revenues decreased by 39% to $127.5 million.

•	Financial services pre-tax income decreased by 49% to $35.1 million.

•	Financial services debt decreased by $184.3 million to $203.5 million.

Consolidated Results:

•	Recorded a valuation allowance against deferred tax assets of $961.3 million.

•	Net loss per share was $8.34, compared to net loss per share of $2.27.

•	Net loss was $2.6 billion, compared to net loss of $712.5 million.

•	Stockholders’ equity decreased 49% to $2.8 billion.

•	Net cash provided by operations was $1.9 billion, compared to $1.4 billion.

Results of Operations — Homebuilding

Our operating segments are our 34 homebuilding operating divisions, which we aggregate into six reporting segments. Previously, we presented seven homebuilding reporting segments, based on our seven operating regions which had been determined to be our operating segments. During the fourth quarter of fiscal 2008, we reassessed the level at which the Statement of Financial Accounting Standards (SFAS) No. 131 operating segment criteria is met, and as a result, changed our operating segments from the operating regions to the operating divisions. As a result of this change, the composition of our reporting segments was also revised. The California markets, which were previously presented as a separate reporting segment are now included in our West reporting segment. Additionally, the Salt Lake City, Utah market, which was previously included in our Southwest reporting segment, is now included in our West reporting segment. Furthermore, the name of our Northeast reporting segment has been changed to our East reporting segment, although the markets comprising it remain the same. All prior year segment information has been restated to conform to the fiscal 2008 presentation. These reporting segments, which we also refer to as reporting regions, have homebuilding operations located in the following states:

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia
Midwest:	Colorado, Illinois, Minnesota and Wisconsin
Southeast:	Alabama, Florida and Georgia
South Central:	Louisiana, Mississippi, Oklahoma and Texas
Southwest:	Arizona and New Mexico
West:	California, Hawaii, Idaho, Nevada, Oregon, Utah and Washington

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

The following tables set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the fiscal years ended September 30, 2008 and 2007. We have restated the 2007 amounts between reporting segments to conform to the 2008 presentation.

	Net Sales Orders
	Fiscal Year Ended September 30,
	Homes Sold			Value (In millions)			Average Selling Price			Cancellation
			%			%			%	Rate
	2008	2007	Change	2008	2007	Change	2008	2007	Change	2008	2007

East	1,602	3,085	(48)%	$396.3	$792.3	(50)%	$247,400	$256,800	(4)%	42%	34%
Midwest	1,633	3,065	(47)%	425.3	887.0	(52)%	260,400	289,400	(10)%	22%	25%
Southeast	3,235	5,206	(38)%	637.6	1,130.4	(44)%	197,100	217,100	(9)%	39%	37%
South Central	7,266	9,740	(25)%	1,293.3	1,723.5	(25)%	178,000	177,000	1%	38%	34%
Southwest	2,982	6,017	(50)%	551.6	1,140.7	(52)%	185,000	189,600	(2)%	56%	47%
West	4,533	6,574	(31)%	1,373.1	2,556.7	(46)%	302,900	388,900	(22)%	34%	39%

	21,251	33,687	(37)%	$4,677.2	$8,230.6	(43)%	$220,100	$244,300	(10)%	40%	38%

	Sales Order Backlog
	As of September 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
			%			%			%
	2008	2007	Change	2008	2007	Change	2008	2007	Change

East	487	1,194	(59)%	$118.2	$306.6	(61)%	$242,700	$256,800	(5)%
Midwest	328	600	(45)%	91.6	192.1	(52)%	279,300	320,200	(13)%
Southeast	783	1,198	(35)%	165.7	309.6	(46)%	211,600	258,400	(18)%
South Central	1,999	2,693	(26)%	359.4	496.2	(28)%	179,800	184,300	(2)%
Southwest	812	3,139	(74)%	170.6	685.5	(75)%	210,100	218,400	(4)%
West	888	1,618	(45)%	301.9	704.4	(57)%	340,000	435,400	(22)%

	5,297	10,442	(49)%	$1,207.4	$2,694.4	(55)%	$227,900	$258,000	(12)%

	Homes Closed
	Fiscal Year Ended September 30,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2008	2007	Change	2008	2007	Change	2008	2007	Change

East	2,309	4,119	(44)%	$584.8	$1,072.9	(45)%	$253,300	$260,500	(3)%
Midwest	1,905	3,502	(46)%	525.8	1,037.1	(49)%	276,000	296,100	(7)%
Southeast	3,650	6,156	(41)%	781.6	1,454.6	(46)%	214,100	236,300	(9)%
South Central	7,960	11,260	(29)%	1,430.1	2,005.2	(29)%	179,700	178,100	1%
Southwest	5,309	8,149	(35)%	1,066.5	1,839.2	(42)%	200,900	225,700	(11)%
West	5,263	8,184	(36)%	1,775.5	3,312.2	(46)%	337,400	404,700	(17)%

	26,396	41,370	(36)%	$6,164.3	$10,721.2	(43)%	$233,500	$259,200	(10)%

Total Homebuilding Revenues

	Fiscal Year Ended September 30,
	2008	2007	% Change
	(In millions)

East	$589.9	$1,092.0	(46)%
Midwest	546.7	1,111.5	(51)%
Southeast	820.8	1,478.3	(44)%
South Central	1,452.2	2,009.9	(28)%
Southwest	1,170.9	1,882.0	(38)%
West	1,938.1	3,515.1	(45)%

	$6,518.6	$11,088.8	(41)%

Inventory Impairments and Land Option Cost Write-offs

	Fiscal Year Ended September 30,
	2008			2007
		Land Option			Land Option
	Inventory	Cost		Inventory	Cost
	Impairments	Write-Offs	Total	Impairments	Write-Offs	Total
	(In millions)

East	$256.2	$32.2	$288.4	$72.3	$9.2	$81.5
Midwest	161.8	1.5	163.3	152.8	14.5	167.3
Southeast	448.4	9.1	457.5	181.6	28.6	210.2
South Central	67.2	5.2	72.4	10.4	14.2	24.6
Southwest	264.9	65.8	330.7	25.6	1.2	26.8
West	1,174.1	(1.9)	1,172.2	779.5	39.6	819.1

	$2,372.6	$111.9	$2,484.5	$1,222.2	$107.3	$1,329.5

Carrying Values of Potentially Impaired and Impaired Communities

	September 30, 2008			September 30, 2007
		Carrying Value			Carrying Value
		of Inventory of			of Inventory of
	Carrying Value	Impaired		Carrying Value	Impaired
	of Inventory	Communities	Fair Value	of Inventory	Communities	Fair Value
	with Impairment	Prior to	of Impaired	with Impairment	Prior to	of Impaired
	Indicators	Impairment	Communities	Indicators	Impairment	Communities
	(In millions)

East	$436.9	$163.8	$79.0	$210.0	$27.9	$21.7
Midwest	204.8	93.6	58.4	101.0	41.7	34.2
Southeast	485.5	241.7	153.7	573.1	152.6	110.0
South Central	207.1	38.1	30.5	219.0	35.4	25.3
Southwest	237.1	158.7	105.7	278.6	11.9	9.7
West	614.8	271.9	175.8	1,240.7	671.0	461.3

	$2,186.2	$967.8	$603.1	$2,622.4	$940.5	$662.2

Goodwill Impairments

	Fiscal Year Ended September 30,
	2008	2007
	(In millions)

East	$—	$39.4
Midwest	—	48.5
Southeast	—	11.5
South Central	—	—
Southwest	79.4	—
West	—	374.7

	$79.4	$474.1

Homebuilding Income (Loss) Before Income Taxes (1)

	Fiscal Year Ended September 30,
	2008		2007
		% of		% of
		Region		Region
	$’s	Revenues	$’s	Revenues
		(In millions)

East	$(332.5)	(56.4)%	$(66.1)	(6.1)%
Midwest	(184.3)	(33.7)%	(205.3)	(18.5)%
Southeast	(507.7)	(61.9)%	(131.6)	(8.9)%
South Central	(9.0)	(0.6)%	122.2	6.1%
Southwest	(366.7)	(31.3)%	192.9	10.2%
West	(1,266.7)	(65.4)%	(932.1)	(26.5)%

	$(2,666.9)	(40.9)%	$(1,020.0)	(9.2)%

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to the operations of our corporate office.

Homebuilding Operating Margin Analysis

	Percentages of
	Related Revenues
	Fiscal Year Ended September 30,
	2008	2007

Gross profit — Home sales	11.2%	17.2%
Gross profit — Land/lot sales	8.5%	22.9%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(38.1)%	(12.0)%
Gross profit (loss) — Total homebuilding	(27.0)%	5.4%
Selling, general and administrative expense	12.1%	10.3%
Goodwill impairment	1.2%	4.3%
Interest expense	0.6%	—%
Loss on early retirement of debt	—%	0.1%
Other (income)	(0.1)%	—%
Loss before income taxes	(40.9)%	(9.2)%

Net Sales Orders and Backlog

Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations. The value of net sales orders decreased 43%, to $4,677.2 million (21,251 homes) in 2008 from $8,230.6 million (33,687 homes) in 2007. The value of net sales orders decreased 35%, to $852.3 million (3,977 homes) in the fourth quarter of fiscal 2008 from $1,309.5 million (6,374 homes) in the same period of fiscal 2007. The decreases in our net sales orders reflect the continued reduction of demand for new homes in most homebuilding markets. We believe the most significant factors contributing to the slowing of demand for new homes in most of our markets include a continued high level of new and existing homes for sale, which includes foreclosed homes for sale, a decrease in the availability of mortgage financing for many potential homebuyers which has been further impacted by the recent uncertainty in the financial markets and a decline in homebuyer consumer confidence. Many prospective homebuyers continue to approach the purchase decision more tentatively due to continued increases in price concessions and sales incentives offered on both new and existing homes, concern over their ability to sell an existing home or obtain mortgage financing and the general uncertainty surrounding the housing market and weakness in the overall economy. We have attempted to increase sales by providing increased sales incentives and lowering prices, but the factors above, combined with the continued pricing responses of our competitors, have limited the impact of our pricing efforts.

Reflecting the recent significant erosion of consumer confidence, our sales results during the fourth quarter worsened at the end of the quarter. The elimination of seller-funded down payment assistance on FHA loans as of October 1, 2008 will likely have a negative effect on future sales trends as further discussed below. Subsequent to fiscal year 2008, the volume of our net sales orders for the month ended October 31, 2008 continued the weakness experienced at the end of the fourth quarter and decreased 23% compared to the month ended October 31, 2007.

In comparing fiscal 2008 to fiscal 2007, the value of net sales orders decreased significantly in all six of our market regions. These decreases were primarily due to substantially similar decreases in the number of homes sold in the respective region. Particularly in our West region, the decline in average selling price also contributed to the decline in the value of net sales orders.

The average price of our net sales orders decreased 10%, to $220,100 in 2008 from $244,300 in 2007. The average price of our net sales orders decreased significantly in our West region, and to a lesser extent in our Midwest and Southeast regions, due primarily to price reductions and increased incentives in our California, Las Vegas, Denver and Florida markets. In general, our pricing is dependent on the demand for our homes, and declines in our average selling prices during fiscal 2008 were due in large part to increases in the use of price reductions and sales incentives in order to attempt to achieve an appropriate sales absorption pace. Further, as the inventory of existing homes for sale, which includes an increasing number of foreclosed homes, has continued to be high, it has led to the need to ensure our pricing is competitive with comparable existing home sales prices. We monitor and may adjust our product mix, geographic mix and pricing within our homebuilding markets in an effort to keep our core product offerings affordable for our target customer base, typically first-time and move-up homebuyers. To a lesser extent than the competitive factors discussed above, this has also contributed to decreases in the average selling price.

Our annual cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 40% in fiscal 2008, compared to 38% in fiscal 2007. Our cancellation rate in the fourth quarter of fiscal 2008 was 47% and in the month ended October 31, 2008 was 41%. The higher cancellation rate during the fourth quarter of fiscal 2008, was primarily attributable to cancellations in our Southwest region, particularly in our Arizona markets. These elevated cancellation rates reflect the ongoing challenges in most of our homebuilding markets, including the inability of many prospective homebuyers to sell their existing homes, the continued erosion of buyer confidence and further credit tightening in the mortgage markets. The impact of the credit tightening became apparent in our cancellation rates in late fiscal 2007 and into fiscal 2008 as the mortgage products many buyers had selected were no longer available or the buyers could no longer qualify due to stricter underwriting guidelines. The shortage of liquidity in the financial markets during fiscal 2008 has further restricted the availability of credit. We anticipate that cancellation rates will remain elevated and may continue to fluctuate substantially until market conditions improve.

In July 2008, Congress passed and the President signed into law H.R. 3221, which includes the “American Housing Rescue and Foreclosure Prevention Act of 2008.” Among other provisions, this law eliminates seller-funded down payment assistance on FHA insured loans approved on or after October 1, 2008. Of our total home closings in fiscal 2008, approximately 25% were funded with mortgage loans whereby the homebuyer used a seller-financed down payment assistance program. This is a significantly higher percentage of closings than experienced in prior years. The use of such programs during fiscal 2008 was highest in our South Central and Southwest regions. While we will seek other down payment assistance and mortgage financing alternatives for our buyers, we expect the elimination of the seller-financed down payment assistance programs to have a negative impact on our future sales and revenues.

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. Before the current housing downturn, our backlog had been an indicator of the level of home closings in our two subsequent fiscal quarters; however, due to our current elevated cancellation rates, higher levels of unsold homes in inventory and difficult conditions in our markets, this relationship between backlog and future home closings has changed.

At September 30, 2008, the value of our backlog of sales orders was $1,207.4 million (5,297 homes), a decrease of 55% from $2,694.4 million (10,442 homes) at September 30, 2007. The average sales price of homes in backlog was $227,900 at September 30, 2008, down 12% from the $258,000 average at September 30, 2007. The value of our sales order backlog decreased significantly across all of our market regions, reflecting the severity and geographic reach of the national housing downturn.

Home Sales Revenue and Gross Profit

Revenues from home sales decreased 43%, to $6,164.3 million (26,396 homes closed) in 2008 from $10,721.2 million (41,370 homes closed) in 2007. The average selling price of homes closed during 2008 was $233,500, down 10% from $259,200 in 2007. During fiscal 2008, home sales revenues decreased significantly in all of our market regions, reflecting continued weak demand and the resulting decline in net sales order volume and pricing during the year.

The number of homes closed in 2008 decreased 36% due to decreases in all of our market regions. As a result of the decline in net sales orders during the year and the decline in our sales order backlog, we expect to close fewer homes in fiscal 2009 than we did in fiscal 2008. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and amount of revenue we will generate.

Revenues from home sales in fiscal 2008 and 2007 were increased by $26.8 million and $58.0 million, respectively, from changes in profit deferred pursuant to SFAS No. 66, “Accounting for Sales of Real Estate.” The home sales profit related to our mortgage loans held for sale is deferred in instances where a buyer finances a home through our wholly-owned mortgage company and has not made an adequate initial or continuing investment as prescribed by SFAS No. 66. As of September 30, 2008, the balance of deferred profit related to these mortgage loans held for sale was $5.8 million, compared to $32.6 million at September 30, 2007. The decline is mainly due to the reduced availability of the mortgage types whose use generally resulted in the SFAS No. 66 profit deferral.

Gross profit from home sales decreased by 63%, to $691.2 million in 2008, from $1,848.9 million in 2007, and, as a percentage of home sales revenues, decreased 600 basis points, to 11.2%. The primary factor reducing our home sales gross profit margin was the difficult market conditions discussed above, which narrowed the range between our selling prices and costs of our homes in most of our markets, causing a decline of approximately 430 basis points in home sales gross profit as a percentage of home sales revenues. Due to the current sales environment in many of our markets, we have offered a variety of incentives and price concessions, which affect our gross profit margin by reducing the selling price of the home or increasing the cost of the home without a proportional increase in the selling price. We are also offering greater discounts and incentives to sell our inventory of completed homes, which is at a higher than desired level. This strategy helped reduce our completed homes in inventory, but also contributed to a decline in our home sales gross profit. Additionally, our home sales gross margin decreased approximately 210 basis points due to an increase in the amortization of capitalized interest and property taxes as a percentage of home sales revenues, and 10 basis points due to the recognition of a lesser amount of previously deferred gross profit during 2008 compared to 2007. These decreases were partially offset by an improvement of 50 basis points due to a decrease in warranty and construction defect expenses as a percentage of home sales revenues.

During fiscal 2008, when we performed our quarterly inventory impairment analyses, the assumptions utilized reflected our outlook for the homebuilding industry and its impact on our business. This outlook incorporates our belief that housing market conditions may continue to deteriorate, and that these challenging conditions will persist for some time. Accordingly, our impairment evaluation as of September 30, 2008 again indicated a significant number of communities with impairment indicators. Communities with a combined carrying value of $2,186.2 million as of September 30, 2008, had indicators of potential impairment and were evaluated for impairment. The analysis of each of these communities generally assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community or for comparable communities in order to generate an acceptable absorption rate. While it is difficult to determine a timeframe for a given community in the current market conditions, we estimated the remaining lives of these communities to range from six months to in excess of ten years. Through this evaluation process, we determined that communities with a carrying value of $967.8 million as of September 30, 2008, the largest portions of which were in the West and Southeast regions, were impaired. As a result, during the fourth quarter of fiscal 2008, we recorded impairment charges of $364.7 million to reduce the carrying value of the impaired communities to their estimated fair value.

Due to the significant decline in demand for new homes, we have reduced our expectations of future home closing volumes, as well as our expected need for land and lots in the future. Consequently, during the fourth quarter of fiscal 2008, we sold a significant amount of land and lots. In connection with these land and lot sales, we recorded impairment charges of $624.2 million to reduce the $814.4 million carrying value of this inventory to its net realizable value. Including impairments related to land sales, impairment charges during the fourth quarter of fiscal 2008 totaled $988.9 million, as compared to $278.3 million in the prior year period. The fourth quarter charges combined with impairment charges recorded earlier in the year resulted in total inventory impairment charges of $2,372.6 million and $1,222.2 million during fiscal 2008 and 2007, respectively. We perform our impairment analysis based on total inventory at the community level. When an impairment charge for a community is determined, the charge is then allocated to each lot in the community in the same manner as land and development costs are allocated to each lot. The inventory within each community is categorized as construction in progress and finished homes, residential land and lots — developed and under development, and land held for development, based on the stage of production or plans for future development. During fiscal 2008, excluding impairments related to land sales, approximately 79% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 21% of the charges were recorded to residential construction in progress and finished homes inventory, compared to 74% and 26%, respectively, in fiscal 2007.

Of the remaining $1,218.4 million of projects with impairment indicators which were determined not to be impaired at September 30, 2008, the largest concentrations were in Florida (18%), Texas (13%) and California (12%). It is possible that our estimate of undiscounted cash flows from these communities may change and could result in a future need to record impairment charges to write these assets down to fair value. Additionally, if conditions in the broader economy, homebuilding industry or specific markets in which we operate worsen beyond current expectations, and as we re-evaluate specific community pricing and incentives and our land sale strategies, we may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges, which could be material.

Based on a quarterly review of land and lot option contracts, we have written off earnest money deposits and pre-acquisition costs related to land and lot option contracts which we no longer plan to pursue. During fiscal 2008 and 2007, we wrote off $111.9 million and $107.3 million, respectively, of earnest money deposits and pre-acquisition costs related to land option purchase contracts. Should the current weak homebuilding market conditions persist and we are unable to successfully renegotiate certain land purchase contracts, we may write off additional earnest money deposits and pre-acquisition costs.

The inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 3,810 basis points in fiscal 2008, compared to 1,200 basis points in fiscal 2007.

Land Sales Revenue and Gross Profit

Land sales revenues decreased 4% to $354.3 million in 2008, from $367.6 million in 2007. The gross profit percentage from land sales decreased to 8.5% in 2008, from 22.9% in 2007. Due to the significant decline in demand for new homes, we have reduced our expectations of future home closing volumes, as well as our expected need for land and lots in the future. Consequently, during the fourth quarter of fiscal 2008, we sold a significant amount of land and lots through numerous transactions to generate cash flows, reduce our future carrying costs and land development obligations, and lower our inventory supply in certain markets. Consummating these transactions during the current fiscal year allowed us to monetize a larger portion of our deferred tax assets through a loss carryback to fiscal 2006 resulting in an increase in our expected tax refund. The terms of certain of these land and lot sales, primarily related to our continuing involvement with the properties, resulted in the deferral of the recognition of the sale transaction in some cases. Consequently, $21.7 million of inventory, reflecting its current fair value, is recorded as a component of inventory not owned. In markets where we own more land and lots than our expected needs in the next few years, we plan to attempt to sell these excess lots and land parcels. As of September 30, 2008, we had $39.4 million of land held for sale which we expect to sell in the next 12 months.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities decreased by $349.7 million, or 31%, to $791.8 million in 2008 from $1,141.5 million in 2007. As a percentage of homebuilding revenues, SG&A expense increased 180 basis points, to 12.1% in 2008 from 10.3% in 2007, due to a decrease in revenues. The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 53% and 59% of SG&A costs in 2008 and 2007, respectively. Those costs decreased $254.2 million, or 38%, to $417.9 million in 2008 from $672.2 million in 2007, largely due to our continued efforts to align the number of employees to match our current and anticipated home closing levels, as well as a decrease in incentive compensation, which is primarily based on profitability. Our homebuilding operations employed approximately 3,100 and 5,100 employees at September 30, 2008 and 2007, respectively.

We continue to adjust our SG&A infrastructure to support our expected closings volume; however, we cannot make assurances that our actions will permit us to maintain or improve upon the current SG&A expense as a percentage of revenues. It may become more difficult to reduce SG&A expense as the size of our operations decreases. If revenues continue to decrease and we are unable to sufficiently adjust our SG&A, future SG&A expense as a percentage of revenues may increase further.

Interest Incurred

We capitalize homebuilding interest costs to inventory during development and construction. During fiscal 2007, our inventory eligible for interest capitalization (“active inventory”) exceeded our debt levels; therefore, we capitalized all interest from homebuilding debt. However, due to our inventory reduction strategies, slowing or suspending land development in certain communities and limiting the construction of unsold homes, our active inventory has been lower than our debt level in recent quarters. As a result, we expensed $39.0 million of interest incurred during fiscal 2008.

Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, was 3.9% of total home and land/lot cost of sales in 2008, compared to 2.4% in 2007. The increase in the rate of interest amortized to cost of sales was primarily due to a greater decline in our home closings volume as compared to the decline in our interest incurred during the year, and a more rapid reduction in our active inventory levels than our interest incurred over the time period in which fiscal 2008 closings were active versus the prior year closings.

Interest incurred is directly related to the average level of our homebuilding debt outstanding during the period. Comparing fiscal 2008 with fiscal 2007, interest incurred related to homebuilding debt decreased by 22%, to $236.7 million, primarily due to a 23% decrease in our average homebuilding debt.

Loss on Early Retirement of Debt

In fiscal 2008, we recorded a loss on early retirement of debt of $2.6 million, which was primarily due to the write-off of unamortized fees associated with reducing the size of our revolving credit facility in June 2008. In fiscal 2007, in connection with the early retirement of our 8.5% senior notes due 2012, we recorded a loss of $12.1 million for the call premium and the unamortized discount and fees related to the redeemed notes.

Other Income

Other income, net of other expenses, associated with homebuilding activities was $9.1 million in 2008, compared to $4.0 million in 2007. The increase in other income in fiscal 2008 was primarily due to an increase in interest income.

Goodwill

In performing our annual impairment analysis as of September 30, 2008, we estimated the fair value of our operating segments utilizing the expected present values of future cash flows. As a result of this analysis, we determined that the goodwill balance related to each operating segment in our Southwest reporting region was impaired. Consequently, during the fourth quarter, we recorded a goodwill impairment charge of $79.4 million.

As of September 30, 2008, our remaining goodwill balance was $15.9 million, all of which related to our South Central reporting segment. As of September 30, 2007, allocation of our remaining goodwill balance of $95.3 million was as follows: South Central $15.9 million and Southwest $79.4 million.

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

Due to the challenging market conditions in the homebuilding industry during the past two years, we have recorded significant impairment charges for both inventory and goodwill, and are in a three-year cumulative pre-tax loss position for fiscal years 2006 through 2008. While we have a long history of profitable operations prior to the current downturn in the homebuilding industry, the expected cumulative loss position is significant negative evidence in assessing the recoverability of our deferred tax assets. Therefore, we recorded a valuation allowance on our deferred tax assets, representing those deferred tax asset amounts for which ultimate realization is dependent upon the generation of future taxable income during the periods in which the related temporary differences become deductible. The remaining deferred tax assets of $213.5 million for which there are no valuation allowances relate to amounts that are expected to be primarily realized through net operating loss carrybacks to tax year 2007.

The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.

During fiscal 2008, particularly in the fourth quarter, we sold a significant amount of land and lots through numerous transactions to generate cash flows, reduce our future carrying costs and land development obligations, and lower our inventory supply in certain markets to match our expectations of future demand. These transactions, combined with the results of all of our operations in this difficult housing environment, generated a net operating tax loss that can be carried back to fiscal 2006 and will result in a federal income tax refund. Consequently, we recorded a $676.2 million federal income tax receivable relating to the net operating loss carryback refund claim at September 30, 2008.

On October 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The cumulative effect of adopting FIN 48 had no impact on our beginning retained earnings. Effective with our adoption of FIN 48, interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of the income tax provision. Interest and penalties related to unrecognized tax benefits were previously included in interest expense and in selling, general and administrative expense, respectively. During fiscal 2008, we recognized interest and penalties of $4.0 million in our consolidated statement of operations, and at September 30, 2008, our total accrued interest and penalties relating to unrecognized income tax benefits was $4.9 million. As of September 30, our total unrecognized income tax benefits were $18.7 million. All tax positions, if recognized, would affect our effective income tax rate. We do not expect the total amount of unrecognized tax benefits to significantly decrease or increase within twelve months of the current reporting date.

We are subject to federal income tax and to income tax in multiple states. The Internal Revenue Service is currently examining our fiscal years 2004 and 2005 and we are being audited by various states. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2004 through 2008.

In fiscal 2008, the provision for income taxes was $1.8 million, which reflects the effect of the establishment of the deferred tax asset valuation allowance. In fiscal 2007, the benefit from income taxes was $238.7 million, corresponding to the loss before income taxes for the year. Our effective tax rate for fiscal 2008 differs from the statutory rate, primarily because of the establishment of the valuation allowance as discussed above.

Homebuilding Results by Reporting Region

East Region — Homebuilding revenues decreased 46% in 2008 compared to 2007, primarily due to a 44% decrease in the number of homes closed, as well as a slight decrease in the average selling price of those homes. The region reported a loss before income taxes of $332.5 million in 2008, compared to a loss of $66.1 million in 2007. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $288.4 million and $81.5 million in fiscal 2008 and 2007, respectively. In fiscal 2008, inventory impairment charges included $42.7 million of impairments related to fourth quarter land sales. In fiscal 2007, goodwill impairment charges of $39.4 million also contributed to the loss. A decrease in the region’s gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) of 930 basis points in 2008 compared to 2007 also contributed to the increase in loss before income taxes. The home sales gross profit percentage declined in most of the region’s markets, many of which have had very high sales cancellations resulting in unsold homes we aggressively priced to sell. Despite implementing significant cost control measures, our revenues declined at a greater rate (46%) than our SG&A expense (29%), which also contributed to the loss before income taxes in this region.

Midwest Region — Homebuilding revenues decreased 51% in 2008 compared to 2007, primarily due to a 46% decrease in the number of homes closed, as well as a 7% decrease in the average selling price of those homes. The region reported a loss before income taxes of $184.3 million in 2008, compared to a loss of $205.3 million in 2007. The losses were primarily due to a decline in revenues and inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $163.3 million and $167.3 million in fiscal 2008 and 2007, respectively, while the region’s home sales gross profit percentage remained relatively flat. In fiscal 2008, inventory impairment charges included $33.6 million of impairments related to fourth quarter land sales. In fiscal 2007, goodwill impairment charges of $48.5 million also contributed to the loss. Despite implementing significant cost control measures, our revenues declined at a greater rate (51%) than our SG&A expense (31%), which also contributed to the loss before income taxes in this region.

Southeast Region — Homebuilding revenues decreased 44% in 2008 compared to 2007, primarily due to a 41% decrease in the number of homes closed, as well as a 9% decrease in the average selling price of those homes. The region reported a loss before income taxes of $507.7 million in 2008, compared to a loss of $131.6 million in 2007. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $457.5 million and $210.2 million in fiscal 2008 and 2007, respectively. In fiscal 2008, inventory impairment charges included $116.7 million of impairments related to fourth quarter land sales. In fiscal 2007, goodwill impairment charges of $11.5 million also contributed to the loss. A decrease in the region’s home sales gross profit percentage of 990 basis points in 2008 compared to 2007 also contributed to the increase in loss before income taxes. The home sales gross profit percentage declines in our Florida markets had the greatest impact on the overall decreases. The Florida markets experienced rapid price increases in previous years which encouraged speculation in residential real estate, creating an environment that has shown not to be sustainable. The tightening in the mortgage environment, high cancellation rates and existing homes for sale by investors have led to increased inventory levels, requiring price reductions and increased levels of sales incentives to compete for the reduced pool of qualified buyers, resulting in substantial gross profit declines.

South Central Region — Homebuilding revenues decreased 28% in 2008 compared to 2007, due to a 29% decrease in the number of homes closed. The region reported a loss before income taxes of $9.0 million in 2008, compared to income before income taxes of $122.2 million in 2007. The loss in fiscal 2008 was primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $72.4 million in fiscal 2008, compared to $24.6 million in 2007. In fiscal 2008, inventory impairment charges included $29.1 million of impairments related to fourth quarter land sales. In addition, the region’s home sales gross profit percentage decreased 130 basis points in 2008 compared to 2007. The decline in home sales gross profit was largely due to softening in the San Antonio market, where inventories of new and existing homes have increased, resulting in increased levels of sales incentives being offered by builders. The majority of the region’s inventory impairment charges were also in the San Antonio market.

Southwest Region — Homebuilding revenues decreased 38% in 2008 compared to 2007, due to a 35% decrease in the number of homes closed, as well as an 11% decrease in the average selling price of those homes. The region reported a loss before income taxes of $366.7 million in 2008, compared to income before income taxes of $192.9 million in 2007. The loss in fiscal 2008 was primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $330.7 million, compared to $26.8 million in 2007. In fiscal 2008, inventory impairment charges included $155.4 million of impairments related to fourth quarter land sales. A decrease in the region’s home sales gross profit percentage of 720 basis points in 2008 compared to 2007, which was largely due to declines in our Phoenix market, also contributed to the reduction in income before income taxes. The Phoenix market experienced rapid price increases in previous years which encouraged speculation in residential real estate, creating an environment that has shown not to be sustainable. The tightening in the mortgage environment, high cancellation rates and existing homes for sale by investors have led to increased inventory levels, requiring price reductions and increased levels of sales incentives to compete for the reduced pool of qualified buyers, resulting in substantial gross profit declines. The increased number of foreclosed homes being offered for sale in Phoenix has added further pressure to sales prices. In fiscal 2008, goodwill impairment charges of $79.4 million also contributed to the loss.

West Region — Homebuilding revenues decreased 45% in 2008 compared to 2007, due to a 36% decrease in the number of homes closed, as well as a 17% decrease in the average selling price of those homes. The region reported a loss before income taxes of $1.3 billion in 2008, compared to a loss of $932.1 million in 2007. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $1.2 billion and $819.1 million in fiscal 2008 and 2007, respectively. The majority of the inventory impairments relate to projects in our California and Las Vegas markets. In fiscal 2008, inventory impairment charges included $246.7 million of impairments related to fourth quarter land sales. In fiscal 2007, goodwill impairment charges of $374.7 million also contributed to the loss. A decrease in the region’s home sales gross profit percentage of 920 basis points in 2008 compared to 2007 also contributed to the increase in loss before income taxes. Although all of the region’s markets have experienced weak market conditions, the home sales gross profit percentage decline in our California and Las Vegas markets had the greatest impact on the overall decreases for the region. The California and Las Vegas markets experienced rapid, significant home price increases in previous years which contributed to gross profit increases in 2005 and continued elevated gross profits in 2006, but these price increases also strained housing affordability for many potential homebuyers there. Credit tightening in the mortgage markets has also significantly limited the availability of many mortgage products used extensively by California and Las Vegas homebuyers in previous years. Increased levels of sales incentives and home price reductions have been typical in these markets, as builders have attempted to increase demand for homes to reduce high inventory levels and to address affordability concerns, resulting in substantial gross profit declines. The increased number of foreclosed homes being offered for sale in California and Las Vegas has added further pressure to sales prices.

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

The following tables set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the fiscal years ended September 30, 2007 and 2006. Based on our revised operating segments and the operating divisions within those segments, we have restated the 2007 and 2006 amounts between reporting segments to conform to the 2008 presentation.

	Net Sales Orders
	Fiscal Year Ended September 30,
	Homes Sold			Value (In millions)			Average Selling Price			Cancellation
			%			%			%	Rate
	2007	2006	Change	2007	2006	Change	2007	2006	Change	2007	2006

East	3,085	4,999	(38)%	$792.3	$1,233.5	(36)%	$256,800	$246,700	4%	34%	26%
Midwest	3,065	5,007	(39)%	887.0	1,471.3	(40)%	289,400	293,800	(1)%	25%	19%
Southeast	5,206	7,082	(26)%	1,130.4	1,753.8	(36)%	217,100	247,600	(12)%	37%	33%
South Central	9,740	14,682	(34)%	1,723.5	2,536.4	(32)%	177,000	172,800	2%	34%	24%
Southwest	6,017	8,776	(31)%	1,140.7	2,136.2	(47)%	189,600	243,400	(22)%	47%	37%
West	6,574	11,434	(43)%	2,556.7	4,764.0	(46)%	388,900	416,700	(7)%	39%	28%

	33,687	51,980	(35)%	$8,230.6	$13,895.2	(41)%	$244,300	$267,300	(9)%	38%	28%

	Sales Order Backlog
	As of September 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change

East	1,194	2,228	(46)%	$306.6	$587.3	(48)%	$256,800	$263,600	(3)%
Midwest	600	1,037	(42)%	192.1	342.2	(44)%	320,200	330,000	(3)%
Southeast	1,198	2,148	(44)%	309.6	633.8	(51)%	258,400	295,100	(12)%
South Central	2,693	4,213	(36)%	496.2	777.8	(36)%	184,300	184,600	—%
Southwest	3,139	5,271	(40)%	685.5	1,384.1	(50)%	218,400	262,600	(17)%
West	1,618	3,228	(50)%	704.4	1,459.9	(52)%	435,400	452,300	(4)%

	10,442	18,125	(42)%	$2,694.4	$5,185.1	(48)%	$258,000	$286,100	(10)%

	Homes Closed
	Fiscal Year Ended September 30,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2007	2006	Change	2007	2006	Change	2007	2006	Change

East	4,119	5,304	(22)%	$1,072.9	$1,392.9	(23)%	$260,500	$262,600	(1)%
Midwest	3,502	6,050	(42)%	1,037.1	1,761.7	(41)%	296,100	291,200	2%
Southeast	6,156	8,053	(24)%	1,454.6	2,029.4	(28)%	236,300	252,000	(6)%
South Central	11,260	13,444	(16)%	2,005.2	2,282.9	(12)%	178,100	169,800	5%
Southwest	8,149	7,803	4%	1,839.2	1,892.9	(3)%	225,700	242,600	(7)%
West	8,184	12,445	(34)%	3,312.2	5,185.6	(36)%	404,700	416,700	(3)%

	41,370	53,099	(22)%	$10,721.2	$14,545.4	(26)%	$259,200	$273,900	(5)%

Total Homebuilding Revenues

	Fiscal Year Ended September 30,
	2007	2006	% Change
	(In millions)

East	$1,092.0	$1,393.9	(22)%
Midwest	1,111.5	1,795.7	(38)%
Southeast	1,478.3	2,040.5	(28)%
South Central	2,009.9	2,311.0	(13)%
Southwest	1,882.0	1,906.0	(1)%
West	3,515.1	5,313.4	(34)%

	$11,088.8	$14,760.5	(25)%

Inventory Impairments and Land Option Cost Write-offs

	Fiscal Year Ended September 30,
	2007			2006
		Land Option			Land Option
	Inventory	Cost		Inventory	Cost
	Impairments	Write-Offs	Total	Impairments	Write-Offs	Total
	(In millions)

East	$72.3	$9.2	$81.5	$14.4	$12.5	$26.9
Midwest	152.8	14.5	167.3	12.2	20.3	32.5
Southeast	181.6	28.6	210.2	14.2	20.2	34.4
South Central	10.4	14.2	24.6	—	2.2	2.2
Southwest	25.6	1.2	26.8	—	4.8	4.8
West	779.5	39.6	819.1	105.4	64.7	170.1

	$1,222.2	$107.3	$1,329.5	$146.2	$124.7	$270.9

Goodwill Impairments

	Fiscal Year Ended September 30,
	2007	2006
	(In millions)

East	$39.4	$—
Midwest	48.5	—
Southeast	11.5	—
South Central	—	—
Southwest	—	—
West	374.7	—

	$474.1	$—

Homebuilding Income (Loss) Before Income Taxes (1)

	Fiscal Year Ended September 30,
	2007		2006
		% of		% of
		Region		Region
	$’s	Revenues	$’s	Revenues
		(In millions)

East	$(66.1)	(6.1)%	$112.9	8.1%
Midwest	(205.3)	(18.5)%	111.3	6.2%
Southeast	(131.6)	(8.9)%	346.4	17.0%
South Central	122.2	6.1%	171.2	7.4%
Southwest	192.9	10.2%	416.3	21.8%
West	(932.1)	(26.5)%	720.6	13.6%

	$(1,020.0)	(9.2)%	$1,878.7	12.7%

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to the operations of our corporate office.

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

Net Sales Orders and Backlog

The value of net sales orders decreased 41%, to $8,230.6 million (33,687 homes) in 2007 from $13,895.2 million (51,980 homes) in 2006, reflecting the continued softening of demand for new homes in most homebuilding markets. Factors that contributed to the slowing of demand included an increase in the supply of existing homes for sale, a reduction in investor purchases, an increase in incentives offered by homebuilders and sellers of existing homes, a decrease in the availability of mortgage financing for many potential homebuyers and a decline in homebuyer consumer confidence.

In comparing fiscal 2007 to fiscal 2006, the value of net sales orders decreased significantly in all six of our market regions. These decreases were primarily due to substantially similar decreases in the number of homes sold in each region, although in our Southeast, Southwest and West regions, a decline in average selling prices was also a significant factor. The most significant decline in net sales orders occurred in our West region, with 43% fewer homes sold in fiscal 2007 than in fiscal 2006. We believe that home sales in our California markets were negatively impacted, to a greater extent than our other markets, by a reduction in the pool of qualified buyers due to a lack of housing affordability and the decline of mortgage availability.

The average price of our net sales orders in fiscal 2007 was $244,300, a decrease of 9% from the $267,300 average in fiscal 2006. The average price of our net sales orders decreased significantly in our Southeast, Southwest and West regions, due primarily to price reductions and increased incentives in our Florida, Arizona and California markets. In general, our pricing is dependent on the demand for our homes, and declines in our average selling prices during the year were due in large part to increases in the use of price reductions and sales incentives. Further, as the inventory of existing homes for sale continued to rise, it led to the need to ensure that our pricing was competitive with comparable existing home sales prices. As part of our efforts to keep our core product offerings affordable for our target customer base, adjustments to our product and geographic mix and pricing within our homebuilding markets also contributed to decreases in the average selling price.

Our annual cancellation rate was 38% in fiscal 2007, compared to 28% in fiscal 2006. The higher overall cancellation rate for fiscal 2007 was primarily attributable to cancellations in many of our Arizona, California and Florida markets. These elevated cancellation rates reflect the ongoing challenges in most homebuilding markets, including the inability of many prospective homebuyers to sell their existing homes, the increasing level of sales incentives and home price reductions in our markets continuing to erode buyer confidence and further credit tightening in the mortgage markets. The impact of the credit tightening became apparent in our cancellation rates in late fiscal 2007 as the mortgage products many buyers had selected were no longer available or they could not qualify due to stricter underwriting guidelines.

At September 30, 2007, the value of our backlog of sales orders was $2,694.4 million (10,442 homes), a decrease of 48% from $5,185.1 million (18,125 homes) at September 30, 2006. The average sales price of homes in backlog was $258,000 at September 30, 2007, down 10% from the $286,100 average at September 30, 2006. The value of our sales order backlog decreased significantly in all of our market regions.

Home Sales Revenue and Gross Profit

Revenues from home sales decreased 26%, to $10,721.2 million (41,370 homes closed) in 2007 from $14,545.4 million (53,099 homes closed) in 2006. Revenues from home sales decreased in all six of our market regions, led by the Midwest and West regions, with decreases of 41% and 36%, respectively. The number of homes closed in 2007 decreased 22% and the average selling price of those homes decreased 5%. These decreases were the result of slowing demand and the resulting decline in net sales order volume and pricing during fiscal 2007.

Revenues from home sales in fiscal 2007 and 2006 were increased by $58.0 million and $1.6 million, respectively, from changes in profit deferred pursuant to SFAS No. 66. As of September 30, 2007, the balance of deferred profit was $32.6 million, compared to $90.6 million at September 30, 2006. The decline was attributable to both the drop in the number of homes closed and a decline in the availability of the mortgage types whose use generally resulted in the SFAS No. 66 profit deferral.

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

Gross profit from home sales decreased by 47%, to $1,848.9 million in 2007, from $3,497.6 million in 2006, and, as a percentage of home sales revenues, decreased 680 basis points, to 17.2%. The primary factor reducing our home sales gross profit margin was the difficult market conditions discussed above, which narrowed the range between our selling prices and costs of our homes in most of our markets, causing a decline of approximately 650 basis points in home sales gross profit as a percentage of home sales revenues. Due to declining sales in many of our markets, we offered a variety of incentives and price concessions, which affected our gross profit margin by reducing the selling price of the home or increasing the cost of the home without a proportional increase in the selling price. We also offered greater discounts and incentives to sell our inventory of homes, which was at a higher than desired level. This strategy helped reduce our total homes in inventory by approximately 8,600 units during fiscal 2007, but also contributed to a decline in our home sales gross profit. Additionally, our home sales gross margin decreased approximately 60 basis points due to an increase in the amortization of capitalized interest and 30 basis points due to an increase in warranty and construction defect expenses as a percentage of home sales revenues. These decreases were partially offset by improvements in home sales gross margin of 20 basis points due primarily to an increase in the relative number of home closings in our more profitable markets, and 40 basis points resulting from the recognition of $58.0 million of previously deferred gross profit during 2007, compared to $1.6 million in 2006.

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

During fiscal 2007, when we performed our quarterly inventory impairment analyses, the assumptions utilized incorporated our outlook, which reflected the expectation that the challenging conditions in the homebuilding industry would persist and have a greater impact than we believed when the year began.

Consequently, our strategy to reduce our inventory and lot position in a number of markets would likely take longer and require additional price concessions and incentives than previously anticipated. Therefore, our impairment evaluations during the fourth quarter of fiscal 2007 indicated a significant number of projects with impairment indicators. Communities with a combined carrying value of $2,622.4 million as of September 30, 2007, had indicators of potential impairment and were evaluated for impairment. The analysis of each of these projects generally assumed that sales prices in future periods will be equal to or lower than current sales order prices in each project or for comparable projects in order to generate an acceptable absorption rate. While it is difficult to determine a timeframe for a given project in the current market conditions, we estimated the remaining lives of these projects to range from six months to in excess of ten years. Through these evaluations, we determined that projects with a carrying value of $940.5 million as of September 30, 2007, the largest portions of which were in the West and Southeast regions, were impaired. As a result, during the fourth quarter of fiscal 2007, we recorded impairment charges totaling $278.3 million to reduce the carrying value of the impaired projects to their estimated fair value. These fourth quarter charges combined with impairment charges recorded earlier in the year resulted in total inventory impairment charges of $1,222.2 million during fiscal 2007. Approximately 74% of these impairment charges were recorded to residential land and lots and land held for development, and approximately 26% of these charges were recorded to residential construction in progress and finished homes in inventory. During fiscal 2006, we recorded impairment charges totaling $146.2 million related to projects with a carrying value of $459.3 million, the majority of which were in California. Of the remaining $1,681.9 million of projects with impairment indicators which were determined not to be impaired at September 30, 2007, the largest concentrations were in California (28%), Florida (20%), and Arizona (16%).

During fiscal 2007 and 2006, we wrote off $107.3 million and $124.7 million, respectively, of earnest money deposits and pre-acquisition costs related to land option purchase contracts which we determined we would not pursue. The inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 1,200 basis points in fiscal 2007, compared to 180 basis points in fiscal 2006.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities decreased by $315.1 million, or 22%, to $1,141.5 million in 2007 from $1,456.6 million in 2006. As a percentage of homebuilding revenues, SG&A expense increased 40 basis points, to 10.3% in 2007 from 9.9% in 2006, due to a decrease in revenues. The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 59% and 64% of SG&A costs in 2007 and 2006, respectively. Those costs decreased $260.2 million, or 28%, to $672.2 million in 2007 from $932.4 million in 2006, largely due to our efforts to align the number of employees to match our home closing levels, as well as a decrease in incentive compensation, which is primarily based on profitability. Our homebuilding operations employed approximately 5,100 and 7,100 employees at September 30, 2007 and 2006, respectively. The remaining decrease in SG&A expense of $54.9 million was primarily attributable to decreases in subdivision maintenance, advertising costs and professional consulting fees.

Interest Incurred

We capitalize homebuilding interest costs to inventory during development and construction. During both fiscal years, our active inventory exceeded our debt levels; therefore, we capitalized all interest from homebuilding debt. Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, was 2.4% of total home and land/lot cost of sales in 2007, compared to 2.1% in 2006.

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

Goodwill

At June 30, 2007, we determined that an interim test to assess the recoverability of goodwill was necessary because of the significant amount of inventory tested for impairment under SFAS No. 144, the market conditions in the homebuilding industry and the decline in our stock price. We completed the first step of our goodwill impairment analysis as of June 30, 2007, and concluded an impairment loss was probable and could be reasonably estimated for our East, Southeast and West reporting segments. As a result, during the quarter ended June 30, 2007, we recorded goodwill impairment charges totaling $425.6 million.

During the quarter ended September 30, 2007, we completed the second step of our goodwill impairment analysis, through which we confirmed the appropriateness of our prior quarter write-offs and determined that the goodwill balance related to our Midwest reporting segment was completely impaired. Consequently, the goodwill balance in our Midwest reporting segment of $48.5 million, which included $13.5 million transferred from the Southwest reporting segment due to changing our management structure, was written off in the fourth quarter. Total goodwill impairment charges for fiscal 2007 were $474.1 million.

In addition, at September 30, 2007, we completed our annual impairment test and determined that the fair values of our South Central and Southwest reporting segments were greater than their carrying values and no impairment of goodwill existed in those segments.

Our goodwill balances by reporting segment as of September 30, 2007 and 2006 were as follows. Prior year amounts have been restated between reporting segments as appropriate, to conform to the 2008 presentation.

	September 30,
		Restated
	2007	2006
	(In millions)

Goodwill:
East	$—	$39.4
Midwest	—	48.5
Southeast	—	11.5
South Central	15.9	15.9
Southwest	79.4	88.9
West	—	374.7

	$95.3	$578.9

Income Taxes

In fiscal 2007, the benefit from income taxes was $238.7 million, corresponding to the loss before income taxes for the year. In fiscal 2006, the provision for income taxes was $753.8 million, corresponding to the income before income taxes for the year.

Our effective income tax rate for fiscal 2007 was 25.1%, compared to an effective tax rate of 37.9% in fiscal 2006. The effective tax rate during 2007 was lower than the effective tax rate in 2006, resulting in a reduced benefit from income taxes related to the loss in the year, because only approximately 23% of the $474.1 million goodwill impairment charge recorded in fiscal 2007 was deductible for tax purposes. Excluding the goodwill impairment charge, the effective tax rate was 40.9% for fiscal 2007.

Primarily as a result of recording significant inventory impairment charges during fiscal 2007, the balance of our deferred tax asset increased substantially, from $374.0 million at September 30, 2006 to $863.8 million at September 30, 2007.

Homebuilding Results by Reporting Region

East Region — Homebuilding revenues decreased 22% in 2007 compared to 2006, primarily due to a 22% decrease in the number of homes closed, as well as a slight decrease in the average selling price of those homes. The region reported a loss before income taxes of $66.1 million in 2007, compared to income of $112.9 million in 2006. The loss in fiscal 2007 was primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $81.5 million, and goodwill impairment charges of $39.4 million. A decrease in the region’s gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) of 450 basis points in 2007 compared to 2006 also contributed to the reduction in income before income taxes. The home sales gross profit percentage decline in our South Carolina and New Jersey markets had the greatest impact on the overall decrease in the region’s profitability.

Midwest Region — Homebuilding revenues decreased 38% in 2007 compared to 2006, primarily due to a 42% decrease in the number of homes closed, partially offset by a slight increase in the average selling price of those homes. The region reported a loss before income taxes of $205.3 million in 2007, compared to income of $111.3 million in 2006. The loss in fiscal 2007 was primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $167.3 million, and goodwill impairment charges of $48.5 million. The majority of the inventory impairments relate to projects in our Denver market. A decrease in the region’s home sales gross profit percentage of 210 basis points in 2007 compared to 2006, as well as an increase in construction defect expense in Denver, also contributed to the reduction in income before income taxes.

Southeast Region — Homebuilding revenues decreased 28% in 2007 compared to 2006, primarily due to a 24% decrease in the number of homes closed, as well as a 6% decrease in the average selling price of those homes. The region reported a loss before income taxes of $131.6 million in 2007, compared to income of $346.4 million in 2006. The loss in fiscal 2007 was primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $210.2 million, and goodwill impairment charges of $11.5 million. A decrease in the region’s home sales gross profit percentage of 1,140 basis points in 2007 compared to 2006 also contributed to the reduction in income before income taxes. The home sales gross profit percentage decline in our Florida markets had the greatest impact on the overall decrease. The Florida markets experienced rapid price increases in previous years which contributed to gross profit increases in 2005 and continued elevated gross profit in 2006. In 2007, high inventory levels of new and existing homes and increased levels of sales incentives and home price reductions were typical throughout Florida, resulting in substantial gross profit declines.

South Central Region — Homebuilding revenues decreased 13% in 2007 compared to 2006, primarily due to a 16% decrease in the number of homes closed, partially offset by a 5% increase in the average selling price of those homes. Income before income taxes for the region was $122.2 million in 2007, down 29% from 2006. Income before income taxes as a percentage of the region’s revenues (operating margin) decreased 130 basis points, to 6.1%, from 7.4% in 2006. The decrease in operating margin in 2007 was primarily due to a decrease in the region’s home sales gross profit percentage of 70 basis points in 2007 compared to 2006. The home sales gross profit change was largely due to softening in the San Antonio market, where inventories of new and existing homes increased, resulting in increased levels of sales incentives being offered by builders. The recording of inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $24.6 million in fiscal 2007 compared to $2.2 million in 2006, also contributed to the decline in the region’s profitability.

Southwest Region — Homebuilding revenues remained relatively flat, decreasing only 1% in 2007 compared to 2006, due to a 7% decrease in the average selling price of homes closed, partially offset by a 4% increase in the number of homes closed. Income before income taxes for the region was $192.9 million in 2007, down 54% from 2006. Operating margin decreased 1,160 basis points, to 10.2%, from 21.8% in 2006. The decrease in operating margin in 2007 was primarily due to a decrease in the region’s home sales gross profit percentage of 1,130 basis points in 2007 compared to 2006. The home sales gross profit change was largely due to declines in our Phoenix market. The Phoenix market experienced significant price increases in previous years which contributed to gross profit increases in 2005 and continued elevated gross profit in 2006. In 2007, higher inventory levels of new and existing homes and increased sales incentives and home price reductions were more common in Phoenix, resulting in gross profit declines. The recording of inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $26.8 million in fiscal 2007 compared to $4.8 million in 2006, also contributed to the decline in the region’s profitability.

West Region — Homebuilding revenues decreased 34% in 2007 compared to 2006, due to a 34% decrease in the number of homes closed, as well as a slight decrease in the average selling price of those homes. The region reported a loss before income taxes of $932.1 million in 2007, compared to income of $720.6 million in 2006. The loss in fiscal 2007 was primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $819.1 million, and goodwill impairment charges of $374.7 million. The majority of the inventory impairments relate to projects in our California and Las Vegas markets. A decrease in the region’s home sales gross profit percentage of 790 basis points in 2007, compared to 2006 also contributed to the reduction in income before income taxes. The home sales gross profit percentage declines in our California and Las Vegas markets had the greatest impact on the overall decrease. The California and Las Vegas markets experienced rapid, significant home price increases in previous years which contributed to gross profit increases in 2005 and continued elevated gross profit in 2006, but these price increases also strained housing affordability for many potential homebuyers in those markets. Credit tightening in the mortgage markets also significantly limited the availability of many mortgage products used extensively by California and Las Vegas homebuyers in the previous years. In 2006 and 2007, inventory levels of new and existing homes in these markets were high and increased levels of sales incentives and home price reductions were typical in new home communities, as builders attempted to increase demand for homes and address affordability concerns, resulting in gross profit declines.

Results of Operations — Financial Services

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the fiscal years ended September 30, 2008 and 2007:

	Fiscal Year Ended September 30,
	2008	2007	% Change

Number of first-lien loans originated or brokered by
DHI Mortgage for D.R. Horton homebuyers	16,134	27,411	(41)%
Number of homes closed by D.R. Horton	26,396	41,370	(36)%
Mortgage capture rate	61%	66%
Number of total loans originated or brokered by
DHI Mortgage for D.R. Horton homebuyers	16,458	34,394	(52)%
Total number of loans originated or brokered by DHI Mortgage	17,797	36,180	(51)%
Captive business percentage	92%	95%
Loans sold by DHI Mortgage to third parties	17,928	36,147	(50)%

	Fiscal Year Ended September 30,
	2008	2007	% Change
	(In millions)

Loan origination fees	$24.9	$43.5	(43)%
Sale of servicing rights and gains from sale of mortgages	69.1	97.8	(29)%
Other revenues	7.2	24.1	(70)%

Total mortgage operations revenues	101.2	165.4	(39)%
Title policy premiums, net	26.3	42.3	(38)%

Total revenues	127.5	207.7	(39)%
General and administrative expense	100.1	153.8	(35)%
Interest expense	3.7	23.6	(84)%
Interest and other (income)	(11.4)	(38.5)	(70)%

Income before income taxes	$35.1	$68.8	(49)%

Financial Services Operating Margin Analysis

	Percentages of
	Financial Services
	Revenues
	Fiscal Year Ended
	September 30,
	2008	2007

General and administrative expense	78.5%	74.0%
Interest expense	2.9%	11.4%
Interest and other (income)	(8.9)%	(18.5)%
Income before income taxes	27.5%	33.1%

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is directly related to the number and value of homes closed by our homebuilding operations. Total first-lien loans originated or brokered by DHI Mortgage for our homebuyers decreased by 41% in fiscal 2008 compared to fiscal 2007, corresponding to the decrease in the number of homes closed of 36%. The percentage decrease in loans originated was greater than the percentage decrease in homes closed due to a decline in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing), to 61% in 2008, from 66% in 2007, as DHI Mortgage reduced the number of homebuilding markets it supports. Home closings from our homebuilding operations constituted 92% of DHI Mortgage loan originations in 2008, compared to 95% in 2007, reflecting DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations. The number of loans sold to third-party investors decreased by 50% in 2008 as compared to 2007. The decrease was primarily due to the decrease in the number of mortgage loans originated.

Consistent with the second half of fiscal 2007, originations during fiscal 2008 continued to be predominantly traditional conforming, conventional loans and FHA or VA insured loans.

Financial Services Revenues and Expenses

Revenues from the financial services segment decreased 39%, to $127.5 million in 2008 from $207.7 million in 2007. The decrease was primarily due to the decrease in the number of mortgage loans originated and sold, although during fiscal 2008, the effect of decreased loan volume was partially offset by the recognition of an additional $8.8 million of revenues related to the adoption of Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109) on January 1, 2008. SAB 109 requires that the expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. Additionally, we increased our loan loss reserve from $24.6 million at September 30, 2007, to $30.5 million at September 30, 2008 to provide for estimated losses predominantly on loans held in portfolio and loans held for sale. Charges related to recourse obligations declined to $21.9 million in fiscal 2008 from $26.0 million in fiscal 2007. Recourse expense is included as a component of gains from sale of mortgages.

General and administrative (G&A) expense associated with financial services decreased 35%, to $100.1 million in 2008 from $153.8 million in 2007. The largest component of our financial services G&A expense is employee compensation and related costs, which represented 71% and 75% of G&A costs in 2008 and 2007, respectively. Those costs decreased 38%, to $70.8 million in 2008 from $114.9 million in 2007, as we have continued to align the number of employees with current and anticipated loan origination and title service levels. Our financial services operations employed approximately 700 and 1,100 employees at September 30, 2008 and 2007, respectively.

As a percentage of financial services revenues, G&A expense increased by 450 basis points, to 78.5% in 2008, from 74.0% in 2007. The increase was primarily due to the reduction in revenue resulting from the decrease in mortgage loan volume during fiscal 2008, and was partially offset by the effect of the additional revenue recognized upon adopting SAB 109 in fiscal 2008. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur due to changes in the amount of revenue earned, as some expenses are not directly related to mortgage loan volume.

Interest expense is directly related to the average level of our financial services debt outstanding during the period. Comparing fiscal 2008 with fiscal 2007, interest expense related to financial services debt decreased by 84%, to $3.7 million, primarily due to an 87% decrease in our average financial services debt.

Interest and other income decreased 70%, to $11.4 million in 2008 from $38.5 million in 2007, primarily due to the decreased volume of loan originations.

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

The following tables set forth key operating and financial data for our financial services operations for the fiscal years ended September 30, 2007 and 2006:

	Fiscal Year Ended September 30,
	2007	2006	% Change

Number of first-lien loans originated or brokered by
DHI Mortgage for D.R. Horton homebuyers	27,411	35,964	(24)%
Number of homes closed by D.R. Horton	41,370	53,099	(22)%
Mortgage capture rate	66%	68%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	34,394	50,383	(32)%
Total number of loans originated or brokered by DHI Mortgage	36,180	53,360	(32)%
Captive business percentage	95%	94%
Loans sold by DHI Mortgage to third parties	36,147	50,620	(29)%

	Fiscal Year Ended September 30,
	2007	2006	% Change
	(In millions)

Loan origination fees	$43.5	$57.6	(24)%
Sale of servicing rights and gains from sale of mortgages	97.8	145.5	(33)%
Other revenues	24.1	33.5	(28)%

Total mortgage operations revenues	165.4	236.6	(30)%
Title policy premiums, net	42.3	54.2	(22)%

Total revenues	207.7	290.8	(29)%
General and administrative expense	153.8	202.2	(24)%
Interest expense	23.6	37.1	(36)%
Interest and other (income)	(38.5)	(56.9)	(32)%

Income before income taxes	$68.8	$108.4	(37)%

Financial Services Operating Margin Analysis

	Percentages of
	Financial Services
	Revenues
	Fiscal Year Ended
	September 30,
	2007	2006

General and administrative expense	74.0%	69.5%
Interest expense	11.4%	12.8%
Interest and other (income)	(18.5)%	(19.6)%
Income before income taxes	33.1%	37.3%

Mortgage Loan Activity

Total first-lien loans originated or brokered by DHI Mortgage for our homebuyers decreased by 24% in fiscal 2007 compared to fiscal 2006, corresponding to the decrease in the number of homes closed of 22%. The percentage decrease in loans originated was greater than the percentage decrease in homes closed due to a decline in our mortgage capture rate to 66% in 2007, from 68% in 2006. Home closings from our homebuilding operations constituted 95% of DHI Mortgage loan originations in 2007, compared to 94% in

2006, reflecting DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations. The number of loans sold to third-party investors decreased by 29% in 2007 as compared to 2006. The decrease was primarily due to the decrease in the number of mortgage loans originated.

During fiscal 2007, the market for certain non-traditional mortgage loans changed substantially, resulting in the reduced availability of some loan products that had previously been available to borrowers. The affected loan products were generally characterized by high combined loan-to-value ratios in combination with less required documentation than traditional mortgage loans. Such loans constituted approximately half of our total originations during fiscal 2006, but these products declined substantially as a percentage of total originations during fiscal 2007, primarily in the third and fourth quarters. As a percentage of total loans originated, originations of traditional conforming, conventional loans and FHA or VA insured loans increased significantly during the fourth quarter of fiscal 2007, to approximately 90%, corresponding to the reduction in non-traditional mortgage loans.

Financial Services Revenues and Expenses

Revenues from the financial services segment decreased 29%, to $207.7 million in 2007 from $290.8 million in 2006. The decrease was primarily due to the decrease in the number of mortgage loans originated and sold. Additionally, we increased our loan loss reserve from $15.6 million at September 30, 2006, to $24.6 million at September 30, 2007 to provide for estimated losses predominantly on loans held in portfolio and loans held for sale. The increase in this reserve resulted in a corresponding decrease to the gains on sale of mortgages, and reflects the market conditions related to non-traditional products as described above, as well as potential repurchase obligations that exist on certain loans previously sold.

G&A expense associated with financial services decreased 24%, to $153.8 million in 2007 from $202.2 million in 2006. The largest component of our financial services G&A expense is employee compensation and related costs, which represented 75% and 77% of G&A costs in 2007 and 2006, respectively. Those costs decreased 26%, to $114.9 million in 2007 from $155.4 million in 2006, as we aligned the number of employees with the then current and anticipated loan origination and title service levels. Our financial services operations employed approximately 1,100 and 1,700 employees at September 30, 2007 and 2006, respectively.

As a percentage of financial services revenues, G&A expense increased by 450 basis points, to 74.0% in 2007, from 69.5% in 2006. The increase was primarily due to the reduction in revenue resulting from the decrease in mortgage loan volume during fiscal 2007 and an increase in loan loss expense discussed above. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur due to changes in the amount of revenue earned, as some expenses are not directly related to mortgage loan volume.

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

At September 30, 2008, our ratio of net homebuilding debt to total capital was 43.6%, an increase of 340 basis points from 40.2% at September 30, 2007. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash divided by total capital net of cash (homebuilding notes payable net of cash plus stockholders’ equity). The increase in our ratio of net homebuilding debt to total capital at September 30, 2008 as compared with the ratio a year earlier was primarily due to the decrease in retained earnings, which was partially offset by our higher cash balance and lower debt balance resulting from the generation of cash flows from operations. Our ratio of net homebuilding debt to total capital remains within our target operating range of below 45%. We believe that our strong balance sheet and liquidity position will allow us to be flexible in reacting to changing market conditions. However, future period-end net homebuilding debt to total capital ratios may be higher than the 43.6% ratio achieved at September 30, 2008.

We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its obligation under its repurchase agreement is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include homebuilding cash as a reduction of our homebuilding debt and total capital. For comparison to our ratios of net homebuilding debt to capital above, at September 30, 2008 and 2007, our ratios of homebuilding debt to total capital, without netting cash balances, were 55.6% and 41.7%, respectively.

We believe that we will be able to fund our short-term working capital needs for our homebuilding and financial services operations and our fiscal 2009 debt maturities through existing cash resources and the cash flows from operations we expect to generate in fiscal 2009. Although we do not currently anticipate a need to borrow from our revolving credit facility in fiscal 2009, we are currently exploring alternatives with regard to the facility, which could potentially include an amendment to the current agreement. For the longer term, in addition to utilizing existing cash resources and cash flows generated from operations in the future, we expect to fund our operations through a renewed or amended credit facility and, if needed, the issuance of new securities through the public capital markets, subject to market conditions.

Homebuilding Capital Resources

Cash and Cash Equivalents — At September 30, 2008, we had available homebuilding cash and cash equivalents of $1.4 billion.

Bank Credit Facility and Indentures — We have a $1.65 billion unsecured revolving credit facility, which includes a $1.0 billion letter of credit sub-facility. The revolving credit facility, which matures on December 16, 2011, has an uncommitted accordion provision of $400 million which could be used to increase the size of the facility to $2.05 billion upon obtaining additional commitments from lenders. Our borrowing capacity, including the issuance of letters of credit, under this facility is reduced by the amount of letters of credit outstanding, and is currently further reduced by the limitations in effect under the borrowing base arrangement to $52.8 million, as more fully described below. The facility is guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries. Borrowings bear interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon our leverage ratio as defined in our credit agreement, our ratio of adjusted EBITDA to adjusted interest incurred and our senior unsecured debt rating. We may borrow funds through the revolving credit facility throughout the year to fund working capital requirements, and we repay such borrowings with cash generated from our operations and, in the past, from the issuance of public securities. At September 30, 2008, we had no cash borrowings and $71.6 million of standby letters of credit outstanding on our homebuilding revolving credit facility and the interest rate was 5.5%. In addition to the stated interest rates, the revolving credit facility requires us to pay certain fees.

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

In June 2008, through an amendment to the credit agreement, the size of the revolving credit facility was reduced from $2.25 billion to $1.65 billion. The amendment further reduced the minimum tangible net worth requirement and modified the leverage ratio calculation. In addition, the amendment increased the maximum residential land and lots to tangible net worth ratio and modified tangible net worth to include certain capital stock. The amendment also changed the pricing terms of our revolving credit facility, whereby the interest rate spread on borrowings and on unused committed capacity was increased.

Under the debt covenants associated with our revolving credit facility, if we have fewer than two investment grade senior unsecured debt ratings from Moody’s Investors Service, Fitch Ratings and Standard and Poor’s Ratings Services, we are subject to a borrowing base limitation and restrictions on unsold homes and residential land and lots. During the first quarter of fiscal 2008 both Standard & Poor’s and Moody’s downgraded our senior debt rating to below investment grade status; therefore, these additional limitations became effective and are currently in effect. During the third quarter of fiscal 2008, our senior debt rating was downgraded by all three rating agencies, and on November 26, 2008, was further downgraded by Moody’s and Standard & Poor’s to their current levels as follows: Moody’s (Ba3); Standard & Poor’s (BB−); and Fitch (BB+).

Under the borrowing base limitation, the sum of our senior debt and the amount drawn on our revolving credit facility may not exceed the lesser of (a) certain percentages of the acquisition cost of various categories of our unencumbered inventory or (b) certain percentages of the book value of various categories of our unencumbered inventory, cash and cash equivalents. At September 30, 2008, the borrowing base arrangement limited our additional borrowing capacity from any source, including the issuance of letters of credit, to $52.8 million. Reductions of outstanding debt will increase our capacity under the borrowing base, while reductions of inventory will generally decrease our borrowing base capacity. Consequently, to the extent our debt balance declines at a faster pace than further inventory reductions, we would expect our capacity to increase under the borrowing base. Based on our current cash balance and expectations for cash flows, we currently do not anticipate a need to borrow from our revolving credit facility in the near term; however, we are exploring alternatives with regard to this credit facility, which could potentially include an amendment to the current agreement.

The revolving credit facility imposes restrictions on our operations and activities by requiring us to maintain certain levels of leverage, tangible net worth and components of inventory. If we do not maintain the requisite levels, we may not be able to pay dividends or available financing could be reduced or terminated. In addition, the indentures governing our senior notes and senior subordinated notes impose restrictions on the creation of secured debt.

Based on the terms of the credit agreement as amended in June 2008, the following table presents the revised levels required to maintain our compliance with the financial covenants associated with our revolving credit facility, and the levels achieved as of and for the period ended September 30, 2008. These covenants are measured at the end of each fiscal quarter. They are required to be maintained by us and all of our direct and indirect subsidiaries (collectively, Guarantor Subsidiaries), other than the financial services subsidiaries and certain inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries).

		Level Achieved
		as of or for the 12-Month
	Required	Period Ended
	Level	September 30, 2008

Leverage Ratio (1)	0.55 to 1.0 or less	0.496 to 1.0
Ratio of adjusted EBITDA to adjusted Interest Incurred (2)	—	0.93 to 1.0
Minimum Tangible Net Worth (3) (in millions)	$2,000.0	$2,631.2
Ratio of Unsold Homes to Homes Closed	40% or less	26%
Ratio of Residential Land and Lots to Tangible Net Worth (4)	less than 200%	111%

(1)	The Leverage Ratio is calculated by dividing net notes payable (as calculated below) by total capitalization (as calculated below).

As of
September 30, 2008
(In millions)

Consolidated notes payable	$3,748.4
Less: Non-Guarantor Subsidiaries’ notes payable	(203.5)

D.R. Horton, Inc. and Guarantor Subsidiaries’ notes payable	3,544.9
Add: Non-performance letters of credit	32.0
Less: Allowable cash and cash equivalents of D.R. Horton, Inc. and Guarantor Subsidiaries*	(968.2)

Net notes payable	$2,608.7

Consolidated equity	$2,834.3
Less: Non-Guarantor Subsidiaries’ equity	(187.2)

D.R. Horton, Inc. and Guarantor Subsidiaries’ equity	$2,647.1

Total capitalization	$5,255.8

*	Includes the average cash and cash equivalents of D.R. Horton, Inc. and Guarantor Subsidiaries in excess of $50 million during the quarter.

(2)	The Ratio of adjusted EBITDA to adjusted Interest Incurred is calculated by dividing D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted EBITDA for the twelve months ended September 30, 2008 (as calculated below) by D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted interest incurred for the same period (as calculated below).

For the Twelve
Months Ended
September 30, 2008
(In millions)

Consolidated loss before income taxes	$(2,631.8)
Less: Non-Guarantor Subsidiaries’ income before income taxes	(28.1)

D.R. Horton, Inc. and Guarantor Subsidiaries’ loss before income taxes	(2,659.9)
Add: D.R. Horton, Inc. and Guarantor Subsidiaries’ interest expensed and amortized to cost of sales	266.9
Add: D.R. Horton, Inc. and Guarantor Subsidiaries’ depreciation and amortization	49.2
Add: Guarantor Subsidiaries’ goodwill impairment	79.4
Add: D.R. Horton, Inc. and Guarantor Subsidiaries’ inventory impairments and land option cost write-offs	2,484.5
Less: Consolidated interest income	(22.3)
Add: Non-Guarantor Subsidiaries’ interest income	12.5

D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted EBITDA	$210.3

For the Twelve
Months Ended
September 30, 2008
(In millions)

Consolidated interest incurred	$240.4
Less: Non-Guarantor Subsidiaries’ interest incurred	(3.7)

D.R. Horton, Inc. and Guarantor Subsidiaries’ interest incurred	236.7
Less: Consolidated interest income	(22.3)
Add: Non-Guarantor Subsidiaries’ interest income	12.5

D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted interest incurred	$226.9

Although the terms of the amended credit agreement do not require a minimum level of interest coverage to create an event of default, because the ratio of adjusted EBITDA to adjusted Interest Incurred is less than 2.0 to 1.0, we are required to pay an additional pricing premium on any cash borrowings. If the ratio is less than 1.5 to 1.0 for two consecutive quarters we must maintain an adjusted Cash Flow to adjusted Interest Incurred ratio for the most recent twelve months of 1.5 to 1.0 or maintain borrowing capacity under our borrowing base limitation plus D.R. Horton, Inc. and Guarantor Subsidiaries’ cash and cash equivalents of $500 million or more. The fourth quarter of fiscal 2008 is the first quarter our ratio of adjusted EBITDA to adjusted Interest Incurred has been below 1.5 to 1.0. Adjusted Cash Flow is calculated by adding D.R. Horton, Inc. and Guarantor Subsidiaries’ cash provided by (used in) operating activities, which was $1,675.6 million for the twelve months ended September 30, 2008, plus adjusted interest incurred of $226.9 million as calculated above. Consequently, the adjusted Cash Flow to adjusted Interest Incurred ratio for the twelve months ended September 30, 2008 was 8.4 to 1.0.

(3)	Minimum Tangible Net Worth is calculated by deducting Guarantor Subsidiaries’ goodwill of $15.9 million from D.R. Horton, Inc. and Guarantor Subsidiaries’ equity of $2,647.7 million (as calculated above). The amendment in June 2008 decreased the required tangible net worth minimum to $2.0 billion.

(4)	The amendment in June 2008 modified the Ratio of Residential Land and Lots to Tangible Net Worth covenant to limit the net book value of land and lots from 150% to 200% of adjusted tangible net worth when the net book value of land and lots is equal to or less than $4.74 billion.

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

In May 2008, we commenced an offer to exchange any and all of our outstanding 9.75% senior subordinated notes due 2010 for an equal principal amount of new 9.75% senior notes due 2010. In conjunction with the exchange offer, we solicited consents to an amendment to the indenture governing the senior subordinated notes that would eliminate many of the restrictive covenants applicable to the senior subordinated notes as described above. For each $1,000 principal amount of senior subordinated notes tendered prior to the expiration of the consent solicitation on June 4, 2008, holders received a consent payment of $10. On June 20, 2008, the exchange offer and related solicitation of consents to amend the indenture closed, with $96.8 million principal amount of the senior subordinated notes having been tendered for exchange, and $16.7 million principal amount of the 9.75% senior subordinated notes remaining under the amended indenture. As a result of the amendment to the indenture, many of the restrictive covenants contained in the indenture were eliminated, including the Consolidated Fixed Charge Coverage Ratio discussed above.

At September 30, 2008, we were in compliance with all of the financial covenants, limitations and restrictions that form a part of the bank revolving credit facility and the public debt obligations. However, the margin by which we have complied with the tangible net worth covenant of our revolving credit facility has declined. If our operating results and inventory impairments continue at recent levels, our tangible net worth may decline below the minimum level required by the revolving credit facility during fiscal 2009. Consequently, we intend to seek an amendment to our revolving credit facility to modify the covenant provisions included in the credit facility before our tangible net worth declines below the minimum required level. The amendment may also include, among other things, a reduction in the commitment amount under the facility and price increases on borrowings and unused commitment amounts. We cannot assure that we will be successful in these efforts or that the terms or amount of any revised financing will not have an adverse effect on us, our business, capital resources or financial results.

Repayments of Public Unsecured Debt — On December 1, 2007, we repaid the $215 million principal amount of our 7.5% senior notes which became due on that date.

In February 2008, through an unsolicited transaction, we repurchased $36.5 million principal amount of our 9.75% senior subordinated notes due 2010 for a purchase price of $36.0 million, plus accrued interest. The gain of $0.5 million is included in homebuilding other income in our consolidated statements of operations for fiscal 2008.

In the fourth quarter of fiscal 2008, through unsolicited transactions, we repurchased $35.3 million principal amount of our 8% senior notes due 2009 at their face value, plus accrued interest, and $1.40 million principal amount of our 9.75% senior subordinated notes due 2010 for a purchase price of $1.36 million, plus accrued interest.

In November 2008, through unsolicited transactions, we repurchased a total of $102.9 million principal amount of various issues of our senior notes due in 2009 and 2010 for an aggregate purchase price of $98.2 million.

Shelf Registration Statements — We have an automatically effective universal shelf registration statement filed with the SEC, registering debt and equity securities which we may issue from time to time in amounts to be determined. Also, at September 30, 2008, we had the capacity to issue approximately 22.5 million shares of common stock under our acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.

Financial Services Capital Resources

Cash and Cash Equivalents — At September 30, 2008, we had available financial services cash and cash equivalents of $31.7 million.

Mortgage Warehouse Loan Facility — DHI Mortgage had a $540 million mortgage warehouse loan facility that matured March 28, 2008. This facility was not renewed upon maturity, but was replaced with the mortgage repurchase facility described below.

Commercial Paper Conduit Facility — DHI Mortgage had a $600 million commercial paper conduit facility (the “CP conduit facility”) with a maturity date of June 27, 2009. Effective April 1, 2008, the CP conduit facility was voluntarily terminated by agreement of the parties.

Mortgage Repurchase Facility — On March 28, 2008, DHI Mortgage entered into a mortgage sale and repurchase agreement (the “mortgage repurchase facility”), that matures March 26, 2009. The mortgage repurchase facility, which replaced the mortgage warehouse loan facility, provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third party investors in the secondary market or upon a specified time per the terms of the mortgage repurchase facility. As of September 30, 2008, $333.7 million of mortgage loans held for sale were pledged under this repurchase arrangement. The mortgage repurchase facility is accounted for as a secured financing. The facility has a capacity of $275 million, subject to an accordion feature that could increase the total capacity to $500 million based on obtaining increased committed sums from existing counterparties, new commitments from prospective counterparties, or a combination of both. In addition, DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance fundings totaling $106.9 million, DHI Mortgage had an obligation of $203.5 million outstanding under the mortgage repurchase facility at September 30, 2008 at a 4.9% interest rate.

The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth, its minimum required net income and its minimum required liquidity. At September 30, 2008, our mortgage subsidiary was in compliance with all of the conditions and covenants of the mortgage repurchase facility. However, the margin by which we have complied with the minimum required net income covenant of this facility has declined. If our financial services operating results continue at current levels, this calculation may decline below the required level before the expiration date of the facility. Consequently, we intend to seek an amendment to our mortgage repurchase facility to modify the covenant provisions included in the facility before then. We cannot assure that we will be successful in these efforts or that the terms or amount of any revised financing will not have an adverse effect on us, our business, capital resources or financial results.

In the past, we have been able to renew or extend our mortgage credit facilities on satisfactory terms prior to their maturities, and obtain temporary additional commitments through amendments of the respective credit agreements during periods of higher than normal volumes of mortgages held for sale. The recent volatility in the credit markets and losses sustained by many banks will likely make renewing this facility more challenging and more expensive. The liquidity of our financial services business depends upon our continued ability to renew and extend the mortgage repurchase facility or to obtain other additional financing in sufficient capacities.

Operating Cash Flow Activities

During the year ended September 30, 2008, net cash provided by our operating activities was $1.9 billion, as compared to $1.4 billion during the prior year. During fiscal 2008, we continued to limit our investments in inventory, as evidenced by a $2.1 billion decrease in owned inventory (excluding the impact of impairments and write-offs) during the fiscal year, compared to a $737.6 million decrease in fiscal 2007. In light of the challenging market conditions, we have substantially slowed our purchases of land and lots and our development spending on land we own, and have restricted the number of homes under construction to better match our expected rate of home sales and closings. We plan to continue to restrict our number of homes under construction and significantly limit our development spending during fiscal 2009. Our ability to reduce our inventory levels is, however, heavily dependent upon our ability to close a sufficient number of homes during the year, which may prove difficult given the current market conditions. To the extent our inventory levels decrease at planned levels during fiscal 2009, we expect to generate net positive cash flows from operating activities, should all other factors remain constant; however, the amount of cash generated in the future may be less than in prior periods. Additionally, we expect the receipt of our federal income tax refund of $676.2 million to contribute to positive cash flow from operations in fiscal 2009.

Another significant factor affecting our operating cash flows in fiscal 2008 was the decrease in mortgage loans held for sale of $171.4 million during the year. The decrease in mortgage loans held for sale was due to a decrease in the number of loans originated during the fourth quarter of fiscal 2008 compared to the fourth quarter of fiscal 2007. We expect to continue to use cash to fund an increase in mortgage loans held for sale in quarters when our homebuilding closings grow. However, in periods when home closings are flat or decline as compared to prior periods, or if our mortgage capture rate declines, the amounts of net cash used may be reduced or we may generate positive cash flows from reductions in the balances of mortgage loans held for sale as we did in fiscal 2008.

Investing Cash Flow Activities

In fiscal 2008 and 2007, cash used in investing activities represented net purchases of property and equipment, primarily model home furniture and office equipment. Such purchases are not significant relative to our total assets or cash flows, but were reduced in fiscal 2008 in light of the weaker market conditions.

Financing Cash Flow Activities

The majority of our short-term financing needs have been funded with cash generated from operations and borrowings available under our homebuilding and financial services credit facilities. Long-term financing needs of our homebuilding operations have been generally funded with the issuance of new senior unsecured debt securities through the public capital markets. Our homebuilding senior and senior subordinated notes and borrowings under our homebuilding revolving credit facility are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.

During fiscal 2008, our Board of Directors approved two quarterly cash dividends of $0.15 per common share and two quarterly cash dividends of $0.075 per common share, the last of which was paid on August 28, 2008 to stockholders of record on August 18, 2008. Quarterly cash dividends of $0.15 per common share were paid in each quarter of fiscal 2007. On November 20, 2008, our Board of Directors approved a cash dividend of $0.0375 per common share, payable on December 18, 2008, to stockholders of record on December 8, 2008. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions, as well as compliance with covenants contained in our revolving credit agreement.

Changes in Capital Structure

In November 2007, our Board of Directors extended its authorizations for the repurchase of up to $463.2 million of our common stock and the repurchase of debt securities of up to $500 million to November 30, 2008. Through unsolicited transactions during fiscal 2008, we repurchased $37.9 million principal amount of our 9.75% senior subordinated notes due 2010 and $35.3 million principal amount of our 8% senior notes due 2009, which reduced the remaining debt repurchase authorization to $426.8 million at September 30, 2008. Upon expiration of the November 2007 authorizations, our Board of Directors has authorized the repurchase of up to $100 million of our common stock and the repurchase of up to $500 million of debt securities. The new authorizations are effective from December 1, 2008 to November 30, 2009.

In fiscal 2008, our primary non-operating uses of our available capital were the repayment of debt, and dividend payments. We expect the repayment of debt to remain a significant priority for the use of cash in fiscal 2009. We continue to evaluate our alternatives for future non-operating uses of our available capital, including the amounts of planned debt repayments, dividend payments and maintenance of cash balances, based on market conditions and other circumstances, and within the constraints of our balance sheet leverage targets, our liquidity targets and the restrictions in our bank agreements.

Contractual Cash Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Our primary contractual cash obligations for our homebuilding and financial services segments are payments under short-term and long-term debt agreements and lease payments under operating leases. Purchase obligations of our homebuilding segment represent specific performance requirements under lot option purchase agreements that may require us to purchase land contingent upon the land seller meeting certain obligations. We expect to fund our contractual obligations in the ordinary course of business through a combination of our existing cash resources, cash flows generated from operations, renewed or amended credit facilities and, if needed, the issuance of new securities through the public capital markets, subject to market conditions.

Our future cash requirements for contractual obligations as of September 30, 2008 are presented below:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In millions)

Homebuilding:
Notes Payable (1)	$4,460.3	$774.8	$1,134.6	$840.9	$1,710.0
Operating Leases	61.5	21.1	27.6	8.5	4.3
Purchase Obligations	48.0	32.0	16.0	—	—

Totals	$4,569.8	$827.9	$1,178.2	$849.4	$1,714.3

Financial Services:
Notes Payable (2)	$213.5	$213.5	$—	$—	$—
Operating Leases	4.9	2.3	2.6	—	—

Totals	$218.4	$215.8	$2.6	$—	$—

(1)	Homebuilding notes payable represent principal and interest payments due on our senior and senior subordinated notes, our revolving credit facility and our secured notes. The principal amount of our revolving credit facility is assumed to be $0 through its maturity.

(2)	Financial services notes payable represent principal and interest payments due on our mortgage subsidiary’s repurchase facility. The interest obligation associated with this variable rate facility is based on its effective rate of 4.9% and principal balance outstanding at September 30, 2008.

At September 30, 2008, our homebuilding operations had outstanding letters of credit of $71.6 million and surety bonds of $1.6 billion, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” under Part II of this annual report on Form 10-K.

In the ordinary course of business, we enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Within the land and lot option purchase contracts in force at September 30, 2008, there were a limited number of contracts, representing only $48.0 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. We consolidated certain variable interest entities with assets of $21.7 million related to some of our outstanding land and lot option purchase contracts. Creditors, if any, of these variable interest entities have no recourse against us. Additionally, pursuant to SFAS No. 49, “Accounting for Product Financing Arrangements,” we recorded $16.9 million of land inventory not owned related to some of our outstanding land and lot option purchase contracts. Further discussion of our land option contracts is provided in the “Land and Lot Position and Homes in Inventory” section that follows.

Land and Lot Position and Homes in Inventory

The following is a summary of our land and lot position and homes in inventory at September 30, 2008 and 2007:

	September 30,
	2008				2007
		Lots				Lots
		Controlled				Controlled
	Lots Owned -	Under Lot	Total		Lots Owned -	Under Lot	Total
	Developed	Option and	Land/Lots	Homes	Developed	Option and	Land/Lots	Homes
	and Under	Similar	Owned and	in	and Under	Similar	Owned and	in
	Development	Contracts	Controlled	Inventory	Development	Contracts	Controlled	Inventory

East	12,000	6,000	18,000	1,100	14,000	12,000	26,000	1,800
Midwest	8,000	1,000	9,000	1,100	10,000	3,000	13,000	1,900
Southeast	23,000	6,000	29,000	2,300	32,000	14,000	46,000	3,400
South Central	25,000	9,000	34,000	3,700	31,000	15,000	46,000	4,400
Southwest	6,000	1,000	7,000	1,900	38,000	8,000	46,000	3,100
West	25,000	3,000	28,000	2,300	42,000	11,000	53,000	5,300

	99,000	26,000	125,000	12,400	167,000	63,000	230,000	19,900

	79%	21%	100%		73%	27%	100%

At September 30, 2008, we owned or controlled approximately 125,000 lots, 21% of which were lots under option or similar contracts, compared with approximately 230,000 lots at September 30, 2007. Our current strategy is to continue to reduce our owned and controlled lot position, in line with our reduced expectations for future home sales and closings, through the construction and sale of homes and sales of land and lots, along with critical evaluation of acquiring lots currently controlled under option or in opportunistically acquired new lot positions.

At September 30, 2008, we controlled approximately 26,000 lots with a total remaining purchase price of approximately $732.3 million under land and lot option purchase contracts, with a total of $50.9 million in earnest money deposits. Our lots controlled included approximately 8,000 optioned lots with a remaining purchase price of approximately $247.9 million and secured by deposits totaling $23.4 million, for which we do not expect to exercise our option to purchase the land or lots, but the contract has not yet been terminated. Consequently, we have written off the deposits related to these contracts, resulting in a net earnest money deposit balance of $27.5 million at September 30, 2008.

We had a total of approximately 12,400 homes in inventory, including approximately 1,500 model homes at September 30, 2008, compared to approximately 19,900 homes in inventory, including approximately 2,000 model homes at September 30, 2007. Of our total homes in inventory, approximately 6,900 and 10,600 were unsold at September 30, 2008 and 2007, respectively. At September 30, 2008, approximately 3,100 of our unsold homes were completed, of which approximately 1,100 homes had been completed for more than six months. At September 30, 2007, approximately 5,000 of our unsold homes were completed, of which approximately 1,100 homes had been completed for more than six months. Our strategy is to continue to restrict and adjust our total number of homes in inventory and our number of unsold homes in inventory during fiscal 2009 as necessary, to match our reduced expectations for future home sales and closings. In addition, we will continue our efforts to opportunistically sell excess land and lot positions in certain markets.

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

In contrast to our typical seasonal results, due to further deterioration of homebuilding market conditions during the last two years, we incurred consolidated operating losses in our third and fourth quarters of fiscal 2007 and in all quarters of fiscal 2008. These results were primarily due to recording significant inventory and goodwill impairment charges. Also, the increasingly challenging market conditions caused declines in sales volume, pricing and margins that mitigated our historical seasonal variations. Although we may experience our typical historical seasonal pattern in the future, given the current market conditions, we can make no assurances as to when or whether this pattern will recur.

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

Forward-Looking Statements

Some of the statements contained in this report, as well as in other materials we have filed or will file with the SEC, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	the continuing downturn in the homebuilding industry, including further deterioration in industry or broader economic conditions;

•	the downturn in homebuilding and the disruptions in the credit markets, which could limit our ability to access capital and increase our costs of capital;

•	the reduction in availability of mortgage financing and the increase in mortgage interest rates;

•	the limited success of our strategies in responding to adverse conditions in the industry;

•	changes in general economic, real estate, construction and other business conditions;

•	changes in the costs of owning a home;

•	the effects of governmental regulations and environmental matters on our homebuilding operations;

•	the effects of governmental regulation on our financial services operations;

•	our substantial debt and our ability to comply with related debt covenants, restrictions and limitations;

•	competitive conditions within our industry;

•	our ability to effect any future growth strategies successfully;

•	our ability to realize our deferred income tax asset; and

•	the uncertainties inherent in home warranty and construction defect claims matters.

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

Critical Accounting Policies

General — A comprehensive enumeration of the significant accounting policies of D.R. Horton, Inc. and subsidiaries is presented in Note A to the accompanying financial statements as of September 30, 2008 and 2007, and for the years ended September 30, 2008, 2007 and 2006. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. Generally Accepted Accounting Principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

Basis of Presentation — Our financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries. We have also consolidated certain variable interest entities from which we are purchasing lots under option purchase contracts, under the requirements of Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” as amended (FIN 46R), issued by the Financial Accounting Standards Board (FASB). All significant intercompany accounts, transactions and balances have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition — We generally recognize homebuilding revenue and related profit at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by DHI Mortgage, our wholly-owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment as prescribed by SFAS No. 66, the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed. Also in accordance with SFAS No. 66, the recognition of land sales is deferred when the full accrual method criteria is not met. We include amounts in transit from title companies at the end of each reporting period in homebuilding cash. When we execute sales contracts with our homebuyers, or when we require advance payment from homebuyers for custom changes, upgrades or options related to their homes, we record the cash deposits received as liabilities until the homes are closed or the contracts are canceled. We either retain or refund to the homebuyer deposits on canceled sales contracts, depending upon the applicable provisions of the contract or other circumstances.

We recognize financial services revenues associated with our title operations as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously as each home is closed. We transfer substantially all underwriting risk associated with title insurance policies to third-party insurers. Origination fees and direct origination costs are deferred and recognized as revenues and expenses, respectively, along with the associated gains and losses on the sales of the loans, when the loans are sold to third party investors. As required by SAB 109 issued by the SEC in November 2007, the expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. SAB 109 was effective for us on January 1, 2008 and has been applied prospectively to commitments issued or modified after that date. We generally do not retain or service the mortgages that we originate but, rather, seek to sell the mortgages and related servicing rights to third-party investors. Interest income is earned from the date a mortgage loan is originated until the loan is sold.

Mortgage loans held for sale are carried at cost adjusted for changes in fair value after the date of designation of an effective accounting hedge, based on either sale commitments or current market quotes. Some loans are sold with limited recourse provisions. Based on historical experience and current housing and credit market conditions, we estimate and record a total loss reserve predominantly for mortgage loans held in portfolio and mortgage loans held for sale. Unhedged loans, or those not in a designated accounting hedge, are stated at the lower of cost or market. Market is determined by either sales commitments or current market conditions.

Inventories and Cost of Sales — Inventory includes the costs of direct land acquisition, land development and home construction, capitalized interest, real estate taxes and direct overhead costs incurred during development and home construction. Applicable direct overhead costs that we incur after development projects or homes are substantially complete, such as utilities, maintenance, and cleaning, are charged to SG&A expense as incurred. All indirect overhead costs, such as compensation of sales personnel and division and region management, advertising and builder’s risk insurance are charged to SG&A expense as incurred.

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

In accordance with SFAS No. 144, land inventory and related communities under development are reviewed for potential write-downs when impairment indicators are present. We generally review our inventory at the community level and the inventory within each community may be categorized as land held for development, residential land and lots developed and under development, and construction in progress and finished homes, based on the stage of production or plans for future development. A particular community often includes inventory in more than one category. In certain situations, inventory may be analyzed separately for impairment purposes based on its product type (e.g. single family homes evaluated separately from condominium parcels). In reviewing each of our communities, we determine if impairment indicators exist on inventory held and used by analyzing a variety of factors including, but not limited to, the following:

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

For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Our determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. When an impairment charge for a community is determined, the charge is then allocated to each lot in the community in the same manner as land and development costs are allocated to each lot. The inventory within each community is categorized as construction in progress and finished homes, residential land and lots — developed and under development, and land held for development, based on the stage of production or plans for future development.

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

Option deposits and pre-acquisition costs we incur related to our land and lot option purchase contracts are capitalized in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real

Estate Projects,” if all of the following conditions have been met: (1) the costs are directly identifiable with the specific property; (2) the costs would be capitalized if the property were already acquired; and (3) acquisition of the property is probable, meaning we are actively seeking and have the ability to acquire the property, and there is no indication that the property is not available for sale. We also consider the following when determining if the acquisition of the property is probable: (1) changes in market conditions subsequent to contracting for the purchase of the land; (2) current contract terms, including per lot price and required purchase dates; and (3) our current land position in the given market or sub-market. Option deposits and capitalized pre-acquisition costs are expensed to cost of sales when we believe it is probable that we will no longer acquire the land or lots under option and will not be able to recover these costs through other means.

We also evaluate our land and lot option purchase contracts in accordance with the provisions of FIN 46R. FIN 46R provides guidance for the financial accounting and reporting of interests in certain variable interest entities, which FIN 46R defines as certain business entities that either have equity investors with voting rights disproportionate to their ownership interests, or have equity investors that do not provide sufficient financial resources for the entities to support their activities. FIN 46R requires consolidation of such entities by any company that is subject to a majority of the risk of loss from the entities’ activities or is entitled to receive a majority of the entities’ residual returns or both, defined as the primary beneficiary of the variable interest entity. Under the requirements of FIN 46R, certain of our option purchase contracts result in the creation of a variable interest in the entity holding the land parcel under option.

In applying the provisions of FIN 46R, we evaluate those land and lot option purchase contracts with variable interest entities to determine whether we are the primary beneficiary based upon analysis of the variability of the expected gains and losses of the entity. Based on this evaluation, if we are the primary beneficiary of an entity with which we have entered into a land or lot option purchase contract, the variable interest entity is consolidated.

Since we own no equity interest in any of the unaffiliated variable interest entities that we must consolidate pursuant to FIN 46R, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities has been assumed to be the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest entity. Creditors, if any, of these variable interest entities have no recourse against us.

Goodwill — Goodwill represents the excess of purchase price over net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for potential impairment annually as of September 30 or more frequently if an event occurs or circumstances change that indicate the remaining balance of goodwill may not be recoverable. In analyzing the potential impairment of goodwill, SFAS No. 142 prescribes a two-step process that begins with the estimation of the fair value of the reporting units. The fair value is estimated primarily utilizing the present values of expected future cash flows. If the results of the first step indicate that impairment potentially exists, the second step is performed to measure the amount of the impairment, if any. Impairment is determined to exist when the estimated fair value of goodwill is less than its carrying value.

Warranty Costs — We have established warranty reserves by charging cost of sales and crediting a warranty liability for each home closed. We estimate the amounts charged to be adequate to cover expected warranty-related costs for materials and labor required under one-year and ten-year warranty obligation periods. The one-year warranty is comprehensive for all parts and labor; the ten-year period is for major construction defects. Our warranty cost accruals are based upon our historical warranty cost experience in each market in which we operate and are adjusted as appropriate to reflect qualitative risks associated with the type of homes we build and the geographic areas in which we build them. Actual future warranty costs could differ from our currently estimated amounts. A 10% change in the historical warranty rates used to estimate our warranty accrual would not result in a material change in our accrual.

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

We record expenses and liabilities related to the costs to cover our self-insured and deductible amounts under our insurance policies and for any estimated costs of potential claims and lawsuits (including expected legal costs) in excess of our coverage limits or not covered by our policies, based on an analysis of our historical claims, which includes an estimate of construction defect claims incurred but not yet reported. Projection of losses related to these liabilities is subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts. A 10% increase in the claim rate and the average cost per claim used to estimate the self-insured accruals would result in an increase of approximately $70 million in our accrual, while a 10% decrease in the claim rate and the average cost per claim would result in a decrease of approximately $25 million in our accrual.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which partially defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. We have evaluated the impact of the adoption of SFAS No. 157 and it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. We have evaluated the impact of the adoption of SFAS No. 159 and determined that mortgage loans originated and held for sale after October 1, 2008 will be accounted for at fair value. While our interest rate risk management policies have not changed, the effect of this standard will alleviate the documentation requirements to account for these instruments as fair value accounting hedges and we will no longer defer the recognition of net origination costs and fees. The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” The statement clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and earlier adoption is prohibited. We are currently evaluating the impact of the adoption of SFAS No. 160; however, it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS No. 141(R)). The statement replaces SFAS No. 141, “Business Combinations” and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, and is to be applied prospectively. We do not expect the adoption of SFAS No. 141(R) to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The statement amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The principal impact of this statement will be to require us to expand the disclosure regarding our derivative instruments, and will not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60.” The statement requires that an insurance entity recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 also clarifies the application of SFAS No. 60 “Accounting and Reporting by Insurance Enterprises” to financial guarantee insurance contracts and expands disclosure requirements surrounding such contracts. SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 163; however, it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued FASB Staff Position (FSP) No. 157-3, “Determining the Fair Value of a Financial Asset When The Market For That Asset Is Not Active.” The staff position clarifies the application of SFAS No. 157, “Fair Value Measurements” in a market that is not active. FSP 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued. We adopted this FSP as of September 30, 2008, and it did not have a material impact on our consolidated financial position, results of operation or cash flows.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific investor through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party investors. The hedging instruments related to IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recognized in current earnings. Hedging instruments related to funded, uncommitted loans are designated as fair value hedges, with changes in the value of the derivative instruments recognized in current earnings, along with changes in the value of the funded, uncommitted loans. The effectiveness of the fair value hedges is continuously monitored and any ineffectiveness, which for the years ended September 30, 2008, 2007 and 2006 was not significant, is recognized in current earnings. At September 30, 2008, hedging instruments to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $623.3 million. Uncommitted IRLCs, the duration of which are generally less than six months, totaled approximately $193.5 million, and uncommitted mortgage loans held for sale totaled approximately $80.7 million at September 30, 2008. At September 30, 2008, we did not have any designated accounting hedges, and the fair value of the hedging instruments and IRLCs at September 30, 2008 was an insignificant amount.

We also purchase forward rate agreements (FRAs) and economic interest rate hedges as part of a program to potentially offer homebuyers a below market interest rate on their home financing. At September 30, 2008, these potential mortgage loan originations totaled approximately $79.8 million and were hedged with economic interest rate hedges of $1,068.9 million in EDFC put options and $34.3 million in MBS put options. Both the FRAs and economic interest rate hedges have various maturities not exceeding twelve months. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. The gains and losses for the years ended September 30, 2008 and 2007 were not significant.

The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2008. The interest rates for our variable rate debt represent the weighted average interest rates in effect at September 30, 2008. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

								Fair
								value @
	Fiscal Year Ending September 30,							September 30,
	2009	2010	2011	2012	2013	Thereafter	Total	2008
				(In millions)

Debt:
Fixed rate	$577.4	$362.1	$450.0	$314.5	$300.0	$1,550.0	$3,554.0	$3,020.3
Average interest rate	7.3%	6.6%	7.0%	5.4%	6.7%	6.0%	6.4%
Variable rate	$203.5	$—	$—	$—	$—	$—	$203.5	$203.5
Average interest rate	4.9%	—	—	—	—	—	4.9%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of D.R. Horton, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of D.R. Horton, Inc. and its subsidiaries (the Company) at September 30, 2008 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Fort Worth, Texas
November 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of D.R. Horton, Inc.

We have audited the accompanying consolidated balance sheet of D.R. Horton, Inc. and subsidiaries (the “Company”) as of September 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of D.R. Horton, Inc. and subsidiaries at September 30, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Fort Worth, Texas
November 26, 2007,
except for Note M, as to which the date is
November 25, 2008

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
	(In millions)

ASSETS
Homebuilding:
Cash and cash equivalents	$1,355.6	$228.3
Inventories:
Construction in progress and finished homes	1,681.6	3,346.8
Residential land and lots — developed and under development	2,409.6	5,334.7
Land held for development	531.7	540.1
Land inventory not owned	60.3	121.9

	4,683.2	9,343.5
Property and equipment, net	65.9	110.2
Income taxes receivable	676.2	—
Deferred income taxes, net of valuation allowance of $961.3 million
and $4.7 million at September 30, 2008 and 2007, respectively	213.5	863.8
Earnest money deposits and other assets	247.5	291.2
Goodwill	15.9	95.3

	7,257.8	10,932.3

Financial Services:
Cash and cash equivalents	31.7	41.3
Mortgage loans held for sale	352.1	523.5
Other assets	68.0	59.2

	451.8	624.0

Total assets	$7,709.6	$11,556.3

LIABILITIES
Homebuilding:
Accounts payable	$254.0	$566.2
Accrued expenses and other liabilities	814.9	933.3
Notes payable	3,544.9	3,989.0

	4,613.8	5,488.5

Financial Services:
Accounts payable and other liabilities	27.5	24.7
Repurchase agreement and notes payable to financial institutions	203.5	387.8

	231.0	412.5

	4,844.8	5,901.0

Commitments and contingencies (Note L)
Minority interests	30.5	68.4

STOCKHOLDERS’ EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 320,315,508 shares issued and 316,660,275 shares outstanding at September 30, 2008 and 318,569,673 shares issued and 314,914,440 shares outstanding at September 30, 2007	3.2	3.2
Additional capital	1,716.3	1,693.3
Retained earnings	1,210.5	3,986.1
Treasury stock, 3,655,233 shares at September 30, 2008 and 2007, at cost	(95.7)	(95.7)

	2,834.3	5,586.9

Total liabilities and stockholders’ equity	$7,709.6	$11,556.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2008	2007	2006
	(In millions, except per share data)

Homebuilding:
Revenues:
Home sales	$6,164.3	$10,721.2	$14,545.4
Land/lot sales	354.3	367.6	215.1

	6,518.6	11,088.8	14,760.5
Cost of sales:
Home sales	5,473.1	8,872.3	11,047.8
Land/lot sales	324.2	283.3	99.6
Inventory impairments and land option cost write-offs	2,484.5	1,329.5	270.9

	8,281.8	10,485.1	11,418.3
Gross profit (loss):
Home sales	691.2	1,848.9	3,497.6
Land/lot sales	30.1	84.3	115.5
Inventory impairments and land option cost write-offs	(2,484.5)	(1,329.5)	(270.9)

	(1,763.2)	603.7	3,342.2
Selling, general and administrative expense	791.8	1,141.5	1,456.6
Goodwill impairment	79.4	474.1	—
Interest expense	39.0	—	—
Loss on early retirement of debt	2.6	12.1	17.9
Other (income)	(9.1)	(4.0)	(11.0)

	(2,666.9)	(1,020.0)	1,878.7

Financial Services:
Revenues	127.5	207.7	290.8
General and administrative expense	100.1	153.8	202.2
Interest expense	3.7	23.6	37.1
Interest and other (income)	(11.4)	(38.5)	(56.9)

	35.1	68.8	108.4

Income (loss) before income taxes	(2,631.8)	(951.2)	1,987.1
Provision for (benefit from) income taxes	1.8	(238.7)	753.8

Net income (loss)	$(2,633.6)	$(712.5)	$1,233.3

Basic net income (loss) per common share	$(8.34)	$(2.27)	$3.94

Net income (loss) per common share assuming dilution	$(8.34)	$(2.27)	$3.90

Cash dividends declared per common share	$0.45	$0.60	$0.44

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Total
	Common	Additional	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity
	(In millions, except common stock share data)

Balances at September 30, 2005
(312,938,868 shares)	$3.2	$1,624.8	$3,791.3	$(58.9)	$5,360.4

Net income	—	—	1,233.3	—	1,233.3
Issuances under employee benefit plans (158,444 shares)	—	4.5	—	—	4.5
Exercise of stock options (1,149,433 shares)	—	7.9	—	—	7.9
Stock option compensation expense	—	11.8	—	—	11.8
Income tax benefit from exercise of stock options	—	9.4	—	—	9.4
Cash dividends declared	—	—	(137.6)	—	(137.6)
Treasury stock purchases (1,000,000 shares)	—	—	—	(36.8)	(36.8)

Balances at September 30, 2006
(313,246,745 shares)	$3.2	$1,658.4	$4,887.0	$(95.7)	$6,452.9

Net loss	—	—	(712.5)	—	(712.5)
Issuances under employee benefit plans (156,543 shares)	—	3.5	—	—	3.5
Exercise of stock options (1,513,585 shares)	—	9.1	—	—	9.1
Stock option compensation expense	—	12.4	—	—	12.4
Income tax benefit from exercise of stock options	—	9.9	—	—	9.9
Cash dividends declared	—	—	(188.4)	—	(188.4)

Balances at September 30, 2007
(314,914,440 shares)	$3.2	$1,693.3	$3,986.1	$(95.7)	$5,586.9

Net loss	—	—	(2,633.6)	—	(2,633.6)
Issuances under employee benefit plans (168,194 shares)	—	2.0	—	—	2.0
Exercise of stock options (1,577,641 shares)	—	7.5	—	—	7.5
Stock option compensation expense	—	13.5	—	—	13.5
Cash dividends declared	—	—	(142.0)	—	(142.0)

Balances at September 30, 2008 (316,660,275 shares)	$3.2	$1,716.3	$1,210.5	$(95.7)	$2,834.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2008	2007	2006
	(In millions)

OPERATING ACTIVITIES
Net income (loss)	$(2,633.6)	$(712.5)	$1,233.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	53.2	64.4	56.5
Amortization of debt premiums, discounts and fees	7.2	6.6	5.2
Stock option compensation expense	13.5	12.4	11.8
Income tax benefit from stock option exercises	—	(9.9)	(9.4)
Deferred income taxes	650.3	(489.0)	(108.9)
Loss on early retirement of debt	2.6	12.1	13.4
Inventory impairments and land option cost write-offs	2,484.5	1,329.5	270.9
Goodwill impairment	79.4	474.1	—
Changes in operating assets and liabilities:
Decrease (increase) in construction in progress and finished homes	1,304.6	657.8	(1,261.7)
Decrease (increase) in residential land and lots — developed, under development, and held for development	835.1	79.8	(1,847.3)
(Increase) decrease in earnest money deposits and other assets	(4.4)	123.3	71.8
Increase in income taxes receivable	(676.2)	—	—
Decrease in mortgage loans held for sale	171.4	499.4	335.8
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(407.7)	(692.5)	37.8

Net cash provided by (used in) operating activities	1,879.9	1,355.5	(1,190.8)

INVESTING ACTIVITIES
Purchases of property and equipment	(6.6)	(39.8)	(83.3)

Cash used in investing activities	(6.6)	(39.8)	(83.3)

FINANCING ACTIVITIES
Proceeds from notes payable	321.5	2,980.0	5,824.2
Repayment of notes payable	(944.6)	(4,696.2)	(4,711.4)
Decrease (increase) in restricted cash	—	248.3	(248.3)
Purchase of treasury stock	—	—	(36.8)
Proceeds from stock associated with certain employee benefit plans	9.5	12.7	12.4
Income tax benefit from stock option exercises	—	9.9	9.4
Cash dividends paid	(142.0)	(188.4)	(137.6)

Net cash (used in) provided by financing activities	(755.6)	(1,633.7)	711.9

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,117.7	(318.0)	(562.2)
Cash and cash equivalents at beginning of year	269.6	587.6	1,149.8

Cash and cash equivalents at end of year	$1,387.3	$269.6	$587.6

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$49.8	$37.3	$11.0

Income taxes paid	$23.0	$325.6	$956.3

Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$—	$3.7	$38.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and include the accounts of D. R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires), as well as certain variable interest entities required to be consolidated pursuant to Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” as amended (FIN 46R), issued by the Financial Accounting Standards Board (FASB). All significant intercompany accounts, transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

Homebuilding revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by DHI Mortgage, the Company’s wholly-owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment as prescribed by Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate,” the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed. At September 30, 2008 and 2007, the Company had deferred profit on such sales in the amounts of $5.8 million and $32.6 million, respectively. Sales of land are evaluated and profit is deferred until the full accrual method criteria are met as prescribed by SFAS No. 66.

Financial services revenues associated with the Company’s title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously as each home is closed. The Company transfers substantially all underwriting risk associated with title insurance policies to third-party insurers. Origination fees and direct origination costs are deferred and recognized as revenues and expenses, respectively, along with the associated gains and losses on the sales of the loans, when the loans are sold to third party investors. As required by Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109) issued by the Securities and Exchange Commission (SEC) in November 2007, the expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. The Company generally does not retain or service the mortgages that it originates but, rather, seeks to sell the mortgages and related servicing rights to third-party investors. Interest income is earned from the date a mortgage loan is originated until the loan is sold.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Amounts in transit from title companies for home closings are included in homebuilding cash.

Restricted Cash

The Company holds cash that is restricted as to its use. Restricted cash related to the Company’s homebuilding operations includes customer deposits that are temporarily restricted in accordance with

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regulatory requirements. At September 30, 2008 and 2007, the balances of restricted cash were $2.0 million and $5.4 million, respectively, and are included in other assets on the Company’s balance sheet.

Inventories and Cost of Sales

Inventory includes the costs of direct land acquisition, land development and home construction, capitalized interest, real estate taxes and direct overhead costs incurred during development and home construction. Applicable direct overhead costs incurred after development projects or homes are substantially complete, such as utilities, maintenance, and cleaning, are charged to selling, general and administrative (SG&A) expense as incurred. All indirect overhead costs, such as compensation of sales personnel, division and region management, and the costs of advertising and builder’s risk insurance are charged to SG&A expense as incurred.

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

In accordance with SFAS No. 144, land inventory and related communities under development are reviewed for potential write-downs when impairment indicators are present. The Company generally reviews its inventory at the community level and the inventory within each community may be categorized as land held for development, residential land and lots developed and under development, and construction in progress and finished homes, based on the stage of production or plans for future development. A particular community often includes inventory in more than one category. In certain situations, inventory may be analyzed separately for impairment purposes based on its product type (e.g. single family homes evaluated separately from condominium parcels). In reviewing each of its communities, the Company determines if impairment indicators exist on inventory held and used by analyzing a variety of factors including, but not limited to, the following:

•	gross margins on homes closed in recent months;

•	projected gross margins on homes sold but not closed;

•	projected gross margins based on community budgets;

•	trends in gross margins, average selling prices or cost of sales;

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company’s determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. When an impairment charge for a community is determined, the charge is then allocated to each lot in the community in the same manner as land and development costs are allocated to each lot. The inventory within each community is categorized as construction in progress and finished homes, residential land and lots — developed and under development, and land held for development, based on the stage of production or plans for future development.

The Company generally does not purchase land for resale. However, when the Company owns land or communities under development that no longer fit into its development and construction plans and it is determined that the best use of the asset is the sale of the asset, the project is accounted for as land held for sale, assuming the land held for sale criteria defined in SFAS No. 144 are met. The Company records land held for sale at the lesser of its carrying value or fair value less estimated costs to sell. In performing impairment evaluation for land held for sale, several factors are considered including, but not limited to, prices for land in recent comparable sales transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land and recent legitimate offers received. If the estimated fair value less cost to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less cost to sell.

In accordance with SFAS No. 144, impairment charges are also recorded on finished homes in substantially completed communities when events or circumstances indicate that the carrying values are greater than the fair value less estimated costs to sell these homes.

The key assumptions relating to the valuations are impacted by local market economic conditions and the actions of competitors, and are inherently uncertain. Due to uncertainties in the estimation process, actual results could differ from such estimates. The Company’s quarterly assessments reflect management’s estimates and it continues to monitor the fair value of held-for-sale assets through the disposition date. See Note B.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Homebuilding Interest

The Company capitalizes homebuilding interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Additionally, the Company writes off a portion of the capitalized interest related to communities for which inventory impairments are recorded in accordance with SFAS No. 144. Historically, the Company’s inventory eligible for interest capitalization (“active inventory”) exceeded its debt levels; therefore, the Company capitalized all interest from homebuilding debt. However, due to the Company’s inventory reduction strategies of slowing or suspending land development in certain communities and limiting the construction of unsold homes, the Company’s active inventory has been lower than its debt level in recent quarters, so a portion of the interest incurred during those periods was expensed directly to interest expense. As all interest incurred is ultimately expensed, this only accelerated the expense recognition of the interest incurred during the period. In fiscal 2008, the portion of interest incurred that was expensed directly to interest expense was $39.0 million.

The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, expensed as interest expense, charged to cost of sales and written off during the years ended September 30, 2008, 2007 and 2006:

	Year Ended September 30,
	2008	2007	2006
	(In millions)

Capitalized interest, beginning of year	$338.7	$288.9	$200.6
Interest incurred	236.7	304.3	325.4
Interest expensed:
Directly to interest expense	(39.0)	—	—
Amortized to cost of sales	(227.9)	(220.3)	(237.1)
Written off with inventory impairments	(147.9)	(34.2)	—

Capitalized interest, end of year	$160.6	$338.7	$288.9

Land Inventory Not Owned

The Company accounts for its land and lot option purchase contracts in accordance with the provisions of FIN 46R. FIN 46R provides guidance for the financial accounting and reporting of interests in certain variable interest entities, which FIN 46R defines as certain business entities that either have equity investors with no voting rights or have equity investors that do not provide sufficient financial resources for the entities to support their activities. FIN 46R requires consolidation of such entities by any company that is subject to a majority of the risk of loss from the entities’ activities or is entitled to receive a majority of the entities’ residual returns or both, defined as the primary beneficiary of the variable interest entity. The Company’s land inventory not owned also includes the purchase price of certain land and lot option purchase contracts that are required to be recorded in accordance with SFAS No. 49, “Accounting for Product Financing Arrangements,” and the inventory basis of certain projects the Company sold during the fourth quarter of fiscal 2008 that did not meet the sale recognition criteria of SFAS No. 66. See Note C.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Repairs and maintenance costs are expensed as incurred. Depreciation generally is recorded using the straight-line method over the estimated useful life of the asset. Depreciable lives for model home furniture typically range from 2 to 3 years, depreciable lives for office furniture and equipment typically range from 2 to 5 years, and depreciable lives for buildings and improvements typically range from 5 to 20 years. Accumulated depreciation was $156.5 million

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $157.9 million as of September 30, 2008 and 2007, respectively. Depreciation expense was $53.2 million, $64.3 million and $56.5 million in fiscal 2008, 2007 and 2006, respectively.

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

Changes in the Company’s warranty liability were as follows:

	September 30,
	2008	2007
	(In millions)

Warranty liability, beginning of year	$116.0	$130.4
Warranties issued	29.3	51.0
Changes in liability for pre-existing warranties	(19.8)	(12.3)
Settlements made	(42.1)	(53.1)

Warranty liability, end of year	$83.4	$116.0

Insurance Claim Costs

The Company has, and requires the majority of its subcontractors to have, general liability insurance (including construction defect coverage) and workers compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. In certain states where the Company believes it is too difficult or expensive for subcontractors to obtain general liability insurance, the Company has waived its traditional subcontractor general liability insurance requirements to obtain lower bids from subcontractors. The Company self-insures a portion of its overall risk, partially through the use of a captive insurance entity which issues a general liability policy to the Company, naming certain subcontractors as additional insureds. The Company records expenses and liabilities related to the costs to cover its self-insured and deductible amounts under those policies and for any estimated costs of potential claims and lawsuits (including expected legal costs) in excess of its coverage limits or not covered by such policies, based on an analysis of the Company’s historical

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims, which includes an estimate of claims incurred but not yet reported. Expenses related to such claims were approximately $53.8 million, $95.0 million and $41.7 million in fiscal 2008, 2007 and 2006, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was approximately $60.9 million, $90.6 million and $110.6 million in fiscal 2008, 2007 and 2006, respectively.

Income Taxes

The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In determining the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position. See Note G.

Earnings (Loss) Per Share

Basic earnings, or loss, per share is based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding during each year. In periods with a loss, the computation of loss per share excludes outstanding stock options because their effect would be antidilutive. See Note H.

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

Mortgage Loans Held for Sale, Loan Commitments and Related Derivatives

Mortgage loans held for sale are carried at cost that is adjusted for changes in fair value after the date of designation of an effective accounting hedge, based on either sale commitments or current market quotes. Any

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gain or loss on the sale of loans is recognized at the time of sale. Some loans are sold with limited recourse provisions. Based on historical experience and current housing and credit market conditions, the Company estimates and records a total loss reserve predominantly for mortgage loans held in portfolio and mortgage loans held for sale. The derivative instruments associated with uncommitted, funded loans are typically designated as fair value hedges of the risk of changes in the overall fair value of the related loans. Accordingly, changes in the value of the derivative instruments are recognized in current earnings, as are changes in the value of the loans. Unhedged loans, or those not in a designated accounting hedge, are stated at the lower of cost or market. Market is determined by either sales commitments or current market conditions.

To meet the financing needs of its customers, the Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value. In November 2007, the SEC issued SAB 109, which requires that the expected net future cash flows related to the associated servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. SAB 109 was effective for the Company on January 1, 2008 and has been applied prospectively to commitments issued or modified after that date. The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments as described above. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings.

The Company purchases forward rate agreements (FRAs) and economic interest rate hedges as part of a program designed to potentially offer homebuyers a below market interest rate on their home financing. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. See Note F.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which partially defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company has evaluated the impact of the adoption of SFAS No. 157 and it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. The Company has evaluated the impact of the adoption of SFAS No. 159 and determined that mortgage loans originated and held for sale after October 1, 2008 will be accounted for at fair value. While the Company’s interest rate risk management policies have not changed, the effect of this standard will alleviate the documentation requirements to account for these instruments as fair value accounting hedges and the recognition of net origination costs and fees will no longer be deferred. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS No. 141(R). The statement replaces SFAS No. 141, “Business Combinations” and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, and is to be applied prospectively. The Company does not expect the adoption of SFAS No. 141(R) to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In October 2008, the FASB issued FASB Staff Position (FSP) No. 157-3, “Determining the Fair Value of a Financial Asset When The Market For That Asset Is Not Active.” The staff position clarifies the application of SFAS No. 157, “Fair Value Measurements” in a market that is not active. FSP 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued. The Company adopted this FSP as of September 30, 2008, and it did not have a material impact on the Company’s consolidated financial position, results of operation or cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE B — INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS

During fiscal 2008 the factors hurting demand for new homes grew in intensity and became more pervasive across the United States. As a result, the already difficult conditions within the homebuilding industry became progressively more challenging. High inventory levels of both new and existing homes, elevated cancellation rates, low sales absorption rates and overall weak consumer confidence persisted throughout the year. The effects of these factors were further magnified by credit tightening in the mortgage markets, increasing home foreclosures and severe shortages of liquidity in the financial markets. The liquidity shortage has caused concern about the viability of many financial institutions and has negatively impacted the already weakening economy which has created fears of a prolonged recession. These factors, combined with the Company’s disappointing sales results, further declines in sales order prices and continued declines in gross profit from home sales revenues caused the Company’s outlook for the homebuilding industry and the impact on its business to remain cautious.

During fiscal 2008, when the Company performed its quarterly inventory impairment analyses, the assumptions utilized reflected its outlook for the homebuilding industry and the impact on its business. This outlook incorporates the Company’s belief that housing market conditions may continue to deteriorate, and that these challenging conditions will persist for some time. Accordingly, the Company’s impairment evaluation as of September 30, 2008 again indicated a significant number of communities with impairment indicators. Communities with a combined carrying value of $2,186.2 million as of September 30, 2008, had indicators of potential impairment and were evaluated for impairment. The analysis of each of these communities generally assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community or for comparable communities in order to generate an acceptable absorption rate. While it is difficult to determine a timeframe for a given community in the current market conditions, the remaining lives of these communities was estimated to be in a range from six months to in excess of ten years. Through this evaluation process, it was determined that communities with a carrying value of $967.8 million as of September 30, 2008, the largest portions of which were in the West and Southeast regions, were impaired. As a result, during the fourth quarter of fiscal 2008, impairment charges of $364.7 million were recorded to reduce the carrying value of the impaired communities to their estimated fair value.

Due to the significant decline in demand for new homes, the Company has reduced its expectations of future home closing volumes, as well as its expected need for land and lots in the future. Consequently, during the fourth quarter of fiscal 2008, the Company sold a significant amount of land and lots. In connection with these land and lot sales, impairment charges of $624.2 million were recorded to reduce the $814.4 million carrying value of this inventory to its net realizable value. Including impairments related to land sales, impairment charges during the fourth quarter of fiscal 2008 totaled $988.9 million, as compared to $278.3 million in the prior year period. The fourth quarter charges combined with impairment charges recorded earlier in the year resulted in total inventory impairment charges of $2,372.6 million in fiscal 2008. During fiscal 2007 and 2006, impairment charges totaled $1,222.2 million and $146.2 million, respectively. The Company performs its impairment analysis based on total inventory at the community level. When an impairment charge for a community is determined, the charge is then allocated to each lot in the community in the same manner as land and development costs are allocated to each lot. The inventory within each community is categorized as construction in progress and finished homes, residential land and lots — developed and under development, and land held for development, based on the stage of production or plans for future development. During fiscal 2008, excluding impairments related to land sales, approximately 79% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 21% of the charges were recorded to residential construction in progress and finished homes inventory, compared to 74% and 26%, respectively, in fiscal 2007.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2008, the Company had $39.4 million of land held for sale, consisting of land held for development and land under development that has met the criteria of available for sale in accordance with SFAS No. 144.

If conditions in the broader economy, homebuilding industry or specific markets in which the Company operates worsen beyond current expectations, and as the Company re-evaluates specific community pricing and incentives and land sale strategies, it may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges, which could be material.

Based on a quarterly review of land and lot option contracts, the Company has written off earnest money deposits and pre-acquisition costs related to contracts which it no longer plans to pursue. During fiscal 2008, 2007 and 2006, the Company wrote off $111.9 million, $107.3 million and $124.7 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts. Should the current weak homebuilding market conditions persist and the Company is unable to successfully renegotiate certain land purchase contracts, it may write off additional earnest money deposits and pre-acquisition costs.

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

Under the requirements of FIN 46R, certain of the Company’s option purchase contracts result in the creation of a variable interest in the entity holding the land parcel under option. In applying the provisions of FIN 46R, the Company evaluates those land and lot option purchase contracts with variable interest entities to determine whether the Company is the primary beneficiary based upon analysis of the variability of the expected gains and losses of the entity. Based on this evaluation, if the Company is the primary beneficiary of an entity with which the Company has entered into a land or lot option purchase contract, the variable interest entity is consolidated.

Since the Company owns no equity interest in any of the unaffiliated variable interest entities that it must consolidate pursuant to FIN 46R, the Company generally has little or no control or influence over the operations of these entities or their owners. When the Company’s requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities has been assumed to be the remaining contractual purchase price of the land or lots the Company is purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots the Company has the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest entity.

The consolidation of these variable interest entities added $21.7 million and $65.8 million in land inventory not owned and minority interests related to entities not owned to the Company’s balance sheets at September 30, 2008 and 2007, respectively. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $3.9 million and $11.3 million and promissory notes and surety bonds totaling $0.3 million and $0.5 million, as of September 30, 2008 and 2007, respectively. Creditors, if any, of these variable interest entities have no recourse against the Company.

For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits. At September 30, 2008, such exposure totaled $20.6 million.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the Company evaluated land and lot option purchase contracts in accordance with SFAS No. 49, “Accounting for Product Financing Arrangements,” and added $16.9 million and $56.1 million in land inventory not owned, with a corresponding increase to accrued expenses and other liabilities, to the Company’s balance sheets at September 30, 2008 and 2007, respectively, as a result of this evaluation.

Included in land inventory not owned at September 30, 2008, was $21.7 million of land for which the Company does not have title because the land was sold during the fourth quarter of fiscal 2008. The recognition of these sales has been deferred because their terms, primarily related to the Company’s continuing involvement with the properties, did not meet the full accrual method criteria of SFAS No. 66.

NOTE D — GOODWILL

In performing its annual goodwill impairment analysis as of September 30, 2008, the Company estimated the fair value of its operating segments utilizing the present values of expected future cash flows, which were estimated based upon the challenging market conditions in the homebuilding industry. As a result of this analysis, it was determined that the goodwill balance related to each operating segment in the Southwest reporting region was impaired. Consequently, during the fourth quarter, the Company recorded a goodwill impairment charge of $79.4 million.

As of September 30, 2008, the Company’s remaining goodwill balance was $15.9 million, all of which related to its South Central reporting segment. As of September 30, 2007, allocation of the Company’s remaining goodwill balance of $95.3 million was as follows: South Central $15.9 million and Southwest $79.4 million.

The goodwill assessment procedures of SFAS No. 142 require management to make comprehensive estimates of future revenues and costs. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E — NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	September 30,
	2008	2007
	(In millions)

Homebuilding:
Unsecured:
Revolving credit facility, maturing 2011	$—	$150.0
7.5% senior notes due 2007	—	215.0
5% senior notes due 2009, net	200.0	199.8
8% senior notes due 2009, net	349.6	384.6
4.875% senior notes due 2010, net	249.6	249.3
9.75% senior notes due 2010	96.8	—
9.75% senior subordinated notes due 2010, net	15.3	149.5
6% senior notes due 2011, net	249.6	249.5
7.875% senior notes due 2011, net	199.4	199.2
5.375% senior notes due 2012	300.0	300.0
6.875% senior notes due 2013	200.0	200.0
5.875% senior notes due 2013	100.0	100.0
6.125% senior notes due 2014, net	198.2	197.9
5.625% senior notes due 2014, net	248.6	248.5
5.25% senior notes due 2015, net	298.3	298.1
5.625% senior notes due 2016, net	298.1	297.9
6.5% senior notes due 2016, net	499.2	499.1
Secured and other	42.2	50.6

	$3,544.9	$3,989.0

Financial Services:
Mortgage repurchase facility, maturing 2009	$203.5	$—
Mortgage warehouse facility, matured March 28, 2008	—	267.8
Commercial paper conduit facility, terminated April 1, 2008	—	120.0

	$203.5	$387.8

As of September 30, 2008, maturities of consolidated notes payable, assuming the revolving credit and mortgage repurchase facilities are not extended or renewed, are $780.9 million in fiscal 2009, $362.1 million in fiscal 2010, $450.0 million in fiscal 2011, $314.5 million in fiscal 2012, $300.0 million in fiscal 2013 and $1,550.0 million thereafter.

The Company has an automatically effective universal shelf registration statement filed with the SEC, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Homebuilding:

The Company has a $1.65 billion unsecured revolving credit facility, which includes a $1.0 billion letter of credit sub-facility. The revolving credit facility, which matures December 16, 2011, has an uncommitted accordion provision of $400 million which could be used to increase the size of the facility to $2.05 billion upon obtaining additional commitments from lenders. The Company’s borrowing capacity, including the issuance of letters of credit, under this facility is reduced by the amount of letters of credit outstanding, and is further reduced by the limitations in effect under the borrowing base arrangement described below. The facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of homebuilding debt to total capitalization, its ratio of adjusted EBITDA to adjusted interest incurred and its senior unsecured debt rating. At September 30, 2008, the Company had no cash borrowings and $71.6 million of standby letters of credit outstanding on the homebuilding revolving credit facility. The interest rates of this facility at September 30, 2008 and 2007 were 5.5% and 6.0%, respectively. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees.

Under the debt covenants associated with the revolving credit facility, if the Company has fewer than two investment grade senior unsecured debt ratings from Moody’s Investors Service, Fitch Ratings and Standard and Poor’s Ratings Services, it is subject to a borrowing base limitation and restrictions on unsold homes and residential land and lots. During the first quarter of fiscal 2008 both Standard & Poor’s and Moody’s downgraded the Company’s senior debt rating to below investment grade status; therefore, these additional limitations became effective and are currently in effect. During the third quarter of fiscal 2008, the Company’s senior debt rating was downgraded by all three rating agencies, and on November 26, 2008, was further downgraded by Moody’s and Standard & Poor’s to their current levels as follows: Moody’s (Ba3); Standard & Poor’s (BB−); and Fitch (BB+).

Under the borrowing base limitation, the sum of the Company’s senior debt and the amount drawn on the revolving credit facility may not exceed the lesser of (a) certain percentages of the acquisition cost of various categories of unencumbered inventory or (b) certain percentages of the book value of various categories of unencumbered inventory, cash and cash equivalents. At September 30, 2008, the borrowing base arrangement limited the Company’s additional borrowing capacity from any source, including the issuance of letters of credit, to $52.8 million.

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a summary of the key terms of each of the Company’s unsecured homebuilding notes payable outstanding as of September 30, 2008, including the annual effective interest rate of each series of notes, after giving effect to the amortization of discounts and deferred financing costs.

				Redeemable
	Principal			Prior to	Effective
Note Payable	Amount	Date Issued	Date Due	Maturity	Interest Rate (1)
	(In millions)

5% senior	$200.0	January 2004	January 15, 2009	No	5.3%
8% senior	$349.7	February 1999	February 1, 2009	No	8.3%
4.875% senior	$250.0	October 2004	January 15, 2010	Yes (3)	5.1%
9.75% senior (4)	$96.8	June 2008	September 15, 2010	No	9.9%
9.75% senior subordinated (4)	$15.3	September 2000	September 15, 2010	No	9.9%
6% senior	$250.0	April 2006	April 15, 2011	Yes (3)	6.2%
7.875% senior	$200.0	August 2001	August 15, 2011	No	8.0%
5.375% senior	$300.0	July 2005	June 15, 2012	Yes (3)	5.4%
6.875% senior	$200.0	April 2003	May 1, 2013	No	7.0%
5.875% senior	$100.0	June 2003	July 1, 2013	Yes (2)	5.9%
6.125% senior	$200.0	July 2004	January 15, 2014	No	6.3%
5.625% senior	$250.0	September 2004	September 15, 2014	No	5.8%
5.25% senior	$300.0	February 2005	February 15, 2015	Yes (3)	5.4%
5.625% senior	$300.0	December 2004	January 15, 2016	Yes (3)	5.8%
6.5% senior	$500.0	April 2006	April 15, 2016	Yes (3)	6.6%

(1)	Interest is payable semi-annually on each of the series of senior and senior subordinated notes.

(2)	The notes may be redeemed at a price equal to 100% of the principal amount plus a premium declining ratably to par over a three-year period beginning on July 1, 2008.

(3)	The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments on the redemption date, plus in each case, accrued interest.

(4)	Through an exchange offer in fiscal 2008, the Company exchanged senior notes for a substantial portion of its 9.75% senior subordinated notes, as described below.

All series of senior notes and borrowings under the revolving credit facility are senior obligations of the Company and rank pari passu in right of payment to all existing and future unsecured indebtedness of the Company, and senior to all existing and future indebtedness expressly subordinated to them. The senior subordinated notes rank behind all existing and future senior notes and bank credit facilities. Both the senior and senior subordinated notes are guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Upon a change of control of the Company, holders of all series of notes issued prior to October 2004, constituting $1.6 billion principal amount in the aggregate as of September 30, 2008, have the right to require the Company to redeem such notes at a price of 101% of the par amount, along with accrued and unpaid interest.

On December 1, 2007, the Company repaid the $215 million principal amount of its 7.5% senior notes which became due on that date.

In February 2008, through an unsolicited transaction, the Company repurchased $36.5 million principal amount of its 9.75% senior subordinated notes due 2010 for a purchase price of $36.0 million, plus accrued interest. The gain of $0.5 million is included in homebuilding other income in the consolidated statement of operations for fiscal 2008.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2008, the Company commenced an offer to exchange any and all of its outstanding 9.75% senior subordinated notes due 2010 for an equal principal amount of new 9.75% senior notes due 2010. In conjunction with the exchange offer, the Company solicited consents to an amendment to the indenture governing the senior subordinated notes that would eliminate many of the restrictive covenants applicable to the senior subordinated notes. For each $1,000 principal amount of senior subordinated notes tendered prior to the expiration of the consent solicitation on June 4, 2008, holders received a consent payment of $10. On June 20, 2008, the exchange offer and related solicitation of consents to amend the indenture closed, with $96.8 million principal amount of the senior subordinated notes having been tendered for exchange, and $16.7 million principal amount of the 9.75% senior subordinated notes remaining under the amended indenture. As a result of the amendment to the indenture, many of the restrictive covenants contained in the indenture were eliminated.

In the fourth quarter of fiscal 2008, through unsolicited transactions, the Company repurchased $35.3 million principal amount of its 8% senior notes due 2009 at their face value, plus accrued interest, and $1.40 million principal amount of its 9.75% senior subordinated notes due 2010 for a purchase price of $1.36 million, plus accrued interest.

In November 2008, through unsolicited transactions, the Company repurchased a total of $102.9 million principal amount of various issues of its senior notes due in 2009 and 2010 for an aggregate purchase price of $98.2 million.

In November 2007, the Board of Directors extended its authorization for the repurchase of up to $500 million of the Company’s outstanding debt securities to November 30, 2008. At September 30, 2008, $426.8 million of the authorization was remaining. Upon expiration of the November 2007 authorization, the Board of Directors has authorized the repurchase of up to $500 million of debt securities. The new authorization is effective from December 1, 2008 to November 30, 2009.

The revolving credit facility imposes restrictions on the Company’s operations and activities by requiring the Company to maintain certain levels of leverage, tangible net worth and components of inventory. If the Company does not maintain the requisite levels, it may not be able to pay dividends or available financing could be reduced or terminated. In addition, the indentures governing the Company’s senior notes and senior subordinated notes impose restrictions on the creation of secured debt.

At September 30, 2008, the Company was in compliance with all of the covenants, limitations and restrictions that form a part of the bank revolving credit facility and the public debt obligations. However, the Company’s continued borrowing availability depends on its ability to remain in compliance with these covenants, limitations and restrictions. If it appears that the Company will not be able to comply with these requirements in the future, it could be more difficult and expensive to maintain the current level of financing or obtain additional financing.

Financial Services:

The Company’s mortgage subsidiary had a $540 million mortgage warehouse loan facility that matured March 28, 2008, and a $600 million commercial paper conduit facility (the “CP conduit facility”) that was voluntarily terminated effective April 1, 2008 by agreement of the parties. These facilities were replaced with the mortgage repurchase facility described below.

On March 28, 2008, DHI Mortgage entered into a mortgage sale and repurchase agreement (the “mortgage repurchase facility”), that matures March 26, 2009. The mortgage repurchase facility, which replaced the mortgage warehouse loan facility, provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third party investors in the secondary

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market or upon a specified time per the terms of the mortgage repurchase facility. As of September 30, 2008, $333.7 million of mortgage loans held for sale were pledged under this repurchase arrangement. The mortgage repurchase facility is accounted for as a secured financing. The facility has a capacity of $275 million, subject to an accordion feature that could increase the total capacity to $500 million based on obtaining increased commitments from existing counterparties, new commitments from prospective counterparties, or a combination of both. In addition, DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance fundings totaling $106.9 million, DHI Mortgage had an obligation of $203.5 million outstanding under the mortgage repurchase facility at September 30, 2008 at a 4.9% interest rate.

The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth, its minimum required net income and its minimum required liquidity. At September 30, 2008, the mortgage subsidiary was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

In the past, the Company has been able to renew or extend its mortgage credit facilities on satisfactory terms prior to their maturities, and obtain temporary additional commitments through amendments of the respective credit agreements during periods of higher than normal volumes of mortgages held for sale. The recent volatility in the credit markets and losses sustained by many banks will likely make renewing this facility more challenging and more expensive. The liquidity of the Company’s financial services business depends upon its continued ability to renew and extend the mortgage repurchase facility or to obtain other additional financing in sufficient capacities.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Newly originated loans that have been closed but not committed to a third-party investor are matched with hedging instruments that are designated as fair value hedges. Hedged loans are committed to third-party investors typically within three days of origination. Loans held for sale are carried at cost that is adjusted for changes in fair value after the date of designation of an effective accounting hedge, based on either sale commitments or current market quotes. During the years ended September 30, 2008, 2007 and 2006, the Company had net gains on sales of loans of $69.1 million, $97.8 million, and $145.5 million, respectively.

Some loans are sold with limited recourse provisions. Based on historical experience and current housing and credit market conditions, the Company has estimated and recorded a total loss reserve predominantly for mortgage loans held in portfolio and mortgage loans held for sale of $30.5 million and $24.6 million at September 30, 2008 and 2007, respectively.

The notional amounts of the hedging instruments used to hedge mortgage loans held for sale can vary in relationship to the underlying loan amounts, depending on the typical movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. As of September 30, 2008, the Company

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had $80.7 million in loans not committed to third-party investors and hedging instruments related to those loans totaling $205.7 million.

The hedging instruments associated with uncommitted, funded loans are typically designated as fair value hedges of the risk of changes in the overall fair value of the related loans. Accordingly, changes in the value of the derivative instruments are recognized in current earnings, as are changes in the value of the loans. During the fiscal years ended September 30, 2008, 2007 and 2006, the Company’s net gains related to the ineffective portion of its fair value hedging instruments were insignificant, and at September 30, 2008 there were no designated accounting hedges. The net changes in fair value are included in financial services revenues.

Loan Commitments

To meet the financing needs of its customers, the Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. The Company accounts for its IRLCs in accordance with SFAS No. 133 and SAB 109 as described in Note A. The adoption of SAB 109 in the second quarter of fiscal 2008 and its required valuation of the IRLCs resulted in the recognition of an additional $8.8 million of revenues during fiscal 2008. At September 30, 2008, the Company’s IRLCs totaled $225.3 million.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments as described above. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. As of September 30, 2008, the Company had approximately $31.8 million of best-efforts whole loan delivery commitments and $417.6 million outstanding of hedging instruments related to its IRLCs not yet committed to investors.

The Company also purchases forward rate agreements (FRAs) and economic interest rate hedges as part of a program to potentially offer homebuyers a below market interest rate on their home financing. At September 30, 2008, these potential mortgage loan originations totaled approximately $79.8 million and were hedged with economic interest rate hedges of $1,068.9 million in EDFC put options and $34.3 million in MBS put options. Both the FRAs and economic interest rate hedges have various maturities not exceeding twelve months. These instruments are considered non-designated derivatives and are accounted for at fair value with gains and losses recognized in current earnings. These gains and losses for the years ended September 30, 2008, 2007 and 2006 were not significant.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G —	INCOME TAXES

The provision for (benefit from) income taxes includes the following components:

	Year Ended September 30,
	2008	2007	2006
	(In millions)

Current (benefit) provision:
Federal	$(655.1)	$216.1	$743.4
State	6.6	35.0	119.3

	(648.5)	251.1	862.7

Deferred provision (benefit):
Federal	576.9	(443.7)	(100.6)
State	73.4	(46.1)	(8.3)

	650.3	(489.8)	(108.9)

Total provision for (benefit from) income taxes	$1.8	$(238.7)	$753.8

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These differences primarily relate to the following:

	September 30,
	2008	2007
	(In millions)

Deferred tax assets:
Inventory costs	$165.0	$143.5
Inventory impairments	750.6	502.1
Warranty and construction defect costs	111.7	123.5
State net operating loss carryforwards	60.0	—
Incentive compensation plans	37.1	47.9
Deferral of profit on home sales	1.6	12.1
Goodwill impairment	17.6	14.5
Other	35.4	34.3

Total deferred tax assets	1,179.0	877.9
Valuation allowance	(961.3)	(4.7)

Total deferred tax assets, net of valuation allowance	217.7	873.2
Deferred tax liabilities	4.2	9.4

Deferred income taxes, net	$213.5	$863.8

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Due to the challenging market conditions in the homebuilding industry during the past two years, the Company has recorded significant impairment charges for both inventory and goodwill and is in a three-year cumulative pre-tax loss position for fiscal years 2006 through 2008. While the Company has a long history of profitable operations prior to the current downturn in the homebuilding industry, the cumulative loss position is significant negative evidence in assessing the recoverability of the Company’s deferred tax assets. Therefore, the Company recorded a valuation allowance on its deferred tax assets, representing those deferred tax asset amounts for which ultimate realization is dependent upon the generation of future taxable income during the periods in which the related temporary differences become deductible. The remaining deferred tax assets of $213.5 million for which there are no valuation allowances relate to amounts that are expected to be primarily realized through net operating loss carrybacks to tax year ending September 30, 2007.

The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. At September 30, 2008, the Company had tax benefits for state net operating loss carryforwards of $60.0 million that expire (beginning at various times depending on the tax jurisdiction) from fiscal 2013 to fiscal 2028.

During fiscal 2008, particularly in the fourth quarter, the Company sold a significant amount of land and lots through numerous transactions to generate cash flows, reduce future carrying costs and land development obligations, and lower the Company’s inventory supply in certain markets to match its expectations of future demand. These transactions, combined with the results of all of the Company’s operations in the current difficult housing environment, generated a net operating tax loss that can be carried back to fiscal 2006 and will result in a federal income tax refund. Consequently, the Company recorded a $676.2 million federal income tax receivable relating to the net operating loss carryback refund claim at September 30, 2008.

On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The cumulative effect of adopting FIN 48 had no impact on the Company’s beginning retained earnings. Effective with the Company’s adoption of FIN 48, interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of the income tax provision. Interest and penalties related to unrecognized tax benefits were previously included in interest expense and in selling, general and administrative expense, respectively. During fiscal 2008, the Company recognized interest and penalties of $4.0 million in its consolidated statement of operations, and at September 30, 2008, the Company’s total

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued interest and penalties relating to unrecognized income tax benefits was $4.9 million. The following table sets forth the changes in unrecognized income tax benefits during fiscal 2008:

Year Ended
September 30, 2008
(In millions)

Unrecognized income tax benefits, beginning of year	$14.5
Additions attributable to tax positions taken in the current year	3.8
Additions attributable to tax positions taken in prior years	0.4
Reductions attributable to tax positions taken in prior years	—
Settlements	—

Unrecognized income tax benefits, end of year	$18.7

All tax positions, if recognized, would affect the Company’s effective income tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly decrease or increase within twelve months of the current reporting date.

The Company is subject to federal income tax and to income tax in multiple states. The Internal Revenue Service is currently examining the Company’s fiscal years 2004 and 2005 and the Company is being audited by various states. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2004 through 2008.

In fiscal 2008, the provision for income taxes was $1.8 million, which reflects the effect of the establishment of the valuation allowance as discussed above. In fiscal 2007 and 2006, the Company recorded a benefit from income taxes of $238.7 million and a provision for income taxes of $753.8 million, respectively. The difference between income tax expense and tax computed by applying the federal statutory income tax rate of 35% to income (loss) before income taxes during each year is due to the following:

	Year Ended September 30,
	2008	2007	2006
	(In millions)

Income taxes at federal statutory rate	$(921.1)	$(332.9)	$695.5
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	(76.2)	(21.8)	69.4
Domestic production activities deduction	18.6	(16.7)	(10.2)
Valuation allowance	956.6	—	—
Goodwill impairment	20.8	128.5	—
Other	3.1	4.2	(0.9)

Provision for (benefit from) income taxes	$1.8	$(238.7)	$753.8

NOTE H — EARNINGS (LOSS) PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings (loss) per share. For fiscal 2008 and 2007, all outstanding stock options were excluded from the computation of the loss per share because they were antidilutive due to the net loss recorded during each year. For fiscal 2006, options to purchase 3.0 million shares of common stock were excluded from the

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and their effect would have been antidilutive.

	Year Ended September 30,
	2008	2007	2006
	(In millions)

Numerator:
Net income (loss)	$(2,633.6)	$(712.5)	$1,233.3

Denominator:
Denominator for basic earnings (loss) per share — weighted average common shares	315.7	314.1	312.8
Effect of dilutive securities:
Employee stock options	—	—	3.4

Denominator for diluted earnings (loss) per share — adjusted weighted average common shares	315.7	314.1	316.2

NOTE I — STOCKHOLDERS’ EQUITY

At September 30, 2008, the Company had 320,315,508 shares of Common Stock issued and 316,660,275 shares outstanding. No shares of Preferred Stock were issued or outstanding. At September 30, 2008, the Company had 39.4 million and 4.1 million shares of Common Stock reserved for issuance pursuant to the D.R. Horton, Inc. Stock Incentive Plans and Employee Stock Purchase Plan, respectively.

The Company has an automatically effective universal shelf registration statement registering debt and equity securities that it may issue from time to time in amounts to be determined. Also, at September 30, 2008, the Company had the capacity to issue approximately 22.5 million shares of common stock under its acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.

In November 2007, the Board of Directors extended its authorization for the repurchase of up to $463.2 million of the Company’s common stock to November 30, 2008. The Company made no repurchases of its common stock under the share repurchase program during fiscal 2008, and therefore, all of the $463.2 million authorization was remaining at September 30, 2008. Upon expiration of the November 2007 authorization, the Board of Directors has authorized the repurchase of up to $100 million of our common stock. The new authorization is effective from December 1, 2008 to November 30, 2009.

During fiscal 2008, the Board of Directors approved two quarterly cash dividends of $0.15 per common share followed by two quarterly cash dividends of $0.075 per common share, the last of which was paid on August 28, 2008 to stockholders of record on August 18, 2008. Cash dividends of $0.15 per common share were paid in each quarter of fiscal 2007. On November 20, 2008, the Board of Directors approved a cash dividend of $0.0375 per common share, payable on December 18, 2008, to stockholders of record on December 8, 2008.

NOTE J — EMPLOYEE BENEFIT PLANS

Deferred Compensation

The Company has a 401(k) plan for all Company employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing are at the discretion of the Company. Expenses for the plan were $3.5 million, $12.2 million and $12.5 million in fiscal 2008, 2007 and 2006 respectively.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expenses were lower in fiscal 2008 primarily as a result of the use of forfeitures of unvested Company matching contributions by terminated employees.

The Company’s Supplemental Executive Retirement Plan (SERP) is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death, or termination of employment with the Company. Under the SERP, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company’s liabilities related to the SERP were $12.2 million and $10.5 million at September 30, 2008 and 2007, respectively. The Company recorded $2.1 million, $2.0 million and $1.9 million of expense for this plan in fiscal 2008, 2007 and 2006, respectively.

The Company has a deferred compensation plan available to a select group of employees. The participating employees designate investments for their contributions; however, the Company is not required to invest the contributions in the designated investments. The Company’s net liabilities related to the deferred compensation plan were $42.1 million and $80.3 million at September 30, 2008 and 2007, respectively. The Company records as expense the amount that the employee contributions would have earned had the funds been invested in the designated investments. The Company recorded a credit to expense of $5.1 million and charges to expense of $13.0 million and $7.5 million for this plan in fiscal 2008, 2007 and 2006, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of at least 85% of the fair market value of the stock on the designated dates of purchase. The price may be further discounted depending on the average fair market value of the stock during the period and certain other criteria. Under the terms of the plan, the total fair market value of the common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees of the Company purchased 168,194 shares for $2.0 million in fiscal 2008, 156,543 shares for $3.5 million in fiscal 2007 and 158,444 shares for $4.5 million in fiscal 2006.

Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan provides for the granting of stock options to certain key employees of the Company to purchase shares of common stock. Options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. Generally, the options vest over periods of 5 to 9.75 years and expire 10 years after the dates on which they were granted.

During fiscal 2008, stock options were granted to purchase a total of 6.5 million shares of the Company’s common stock at the closing market price of the stock on the date of the grant. The Compensation Committee of the Company’s Board of Directors granted all such stock options to the Company’s executive officers, other officers and certain of its employees, and the Company’s Board of Directors granted all such stock options to its outside directors. At September 30, 2008, there were 23.8 million shares available for future grants under the Plan.

In accordance with SFAS No. 123(R), “Share Based Payment,” the Company measures and recognizes compensation expense at an amount equal to the fair value of share-based payments granted under

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation arrangements. The following table provides additional information related to activity under the Company’s Stock Incentive Plan.

	Year Ended September 30, 2008
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Stock Options
Outstanding at beginning of year	11,838,031	$16.07	14,453,713	$15.31	13,965,644	$11.55
Granted	6,547,500	14.44	—	—	3,005,500	29.44
Exercised	(1,577,641)	6.14	(1,513,585)	6.06	(1,149,433)	6.89
Canceled or expired	(1,184,742)	18.72	(1,102,097)	19.93	(1,367,998)	14.90

Outstanding at end of year	15,623,148	$16.19	11,838,031	$16.07	14,453,713	$15.31

Exercisable at end of year	4,686,798	$14.24	4,987,184	$11.54	4,945,543	$8.99

The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $11.8 million, $26.2 million and $27.9 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2008 was $21.2 million and $13.9 million, respectively. Exercise prices for options outstanding at September 30, 2008, ranged from $3.34 to $36.92. The weighted average remaining contractual lives of those options are:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Remaining		Exercise	Remaining
Exercise Price Range	Options	Price	Contract Life	Options	Price	Contract Life

Less than $10.00	1,880,524	$4.73	1.9	1,286,619	$4.80	2.0
$10.00-$20.00	8,697,245	13.38	7.7	1,635,985	10.99	3.8
More than $20.00	5,045,379	25.29	6.5	1,764,194	24.15	6.2

Total	15,623,148	$16.19	6.6	4,686,798	$14.24	4.2

A summary of the Company’s nonvested options as of and for the fiscal year ended September 30, 2008 is as follows:

		Weighted
		Average
		Grant-Date
	Options	Fair Value

Nonvested at beginning of period	6,850,847	$10.39
Granted	6,547,500	4.48
Vested	(1,383,119)	8.16
Canceled	(1,078,878)	8.25

Nonvested at end of period	10,936,350	$7.32

The weighted average fair value of grants made in fiscal 2008 and 2006 was $4.48 and $14.85 per share, respectively. There were no options granted in fiscal 2007. The fair values of the options granted were

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended September 30,
	2008	2007	2006

Risk free interest rate	3.11%	—	4.89%
Expected life (in years)	7.74	—	7.74
Expected volatility	42.70%	—	44.63%
Expected dividend yield	4.10%	—	1.00%

For fiscal 2008, 2007 and 2006, the Company’s compensation expense related to stock option grants was $13.5 million, $12.4 million and $11.8 million, respectively, and at September 30, 2008, there was $61.9 million of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 6.5 years.

Incentive Bonus Plan

In December 2007, the Compensation Committee of the Board of Directors approved an amendment and restatement to the Company’s 2000 Incentive Bonus Plan, which was approved by the stockholders at the Company’s annual meeting held in January 2008. The restated plan changes the maximum award limits payable under the plan from a performance-based formula tied to the Company’s fiscal year to a combination of a formula based upon the actual performance period established under the plan and a fixed dollar amount. Performance periods may be based on one or more months, quarters or years, although no covered employee may receive both a monthly or quarterly award and an annual award with respect to the same fiscal year. At September 30, 2008, the Company had $2.0 million accrued related to the Incentive Bonus Plan.

Performance Unit Plan

In December 2007, the Compensation Committee of the Board of Directors adopted the Company’s 2008 Performance Unit Plan, which was approved by the stockholders at the Company’s annual meeting held in January 2008. The Performance Unit Plan provides for the Compensation Committee to grant performance units to senior management based upon the level of achievement of certain criteria. Each performance unit awarded will have a value equal to the closing stock price of the Company’s common stock at the end of the performance period and may be paid in cash, equity or a combination of both.

During fiscal 2008, the Company issued long-term performance awards that vest on September 30, 2010. These awards can be adjusted based on the Company’s performance relative to its peers in return on investment and in net sales gains percentage. The percentage of units that vest depends on the Company’s relative position as compared to its peers at the end of the performance period and can range from 0% to 200% of the number of units granted. The Company’s liability for awards granted during fiscal 2008 was $3.6 million at September 30, 2008, representing the aggregate value of the awards on that date. In accordance with the provisions of SFAS No. 123(R), these awards are accounted for as liability awards for which compensation expense is recognized over the vesting period with a corresponding increase in accrued liabilities.

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the senior and senior subordinated notes, fair values represent quoted market prices. For mortgage loans held for sale, forward sales of mortgage-backed securities and interest rate lock commitments, the fair values are estimated based on quoted market prices for similar financial instruments. The following table sets forth the carrying values and estimated fair values of the Company’s senior and senior subordinated notes, mortgage loans held for sale, forward sales of mortgage-backed securities, interest rate lock commitments and forward rate agreements.

	September 30, 2008		September 30, 2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In millions)

HOMEBUILDING:
Liabilities
Senior and Senior Subordinated Notes	$3,502.7	$2,978.1	$3,788.4	$3,436.5
FINANCIAL SERVICES:
Assets
Mortgage loans held for sale	352.1	352.4	523.5	523.5
Forward sales of mortgage-backed securities, Eurodollar futures contracts and put options on both mortgage-backed securities and
Eurodollar futures contracts	2.0	2.0	0.1	0.1
Interest rate lock commitments	(0.8)	(0.8)	0.6	0.6
Forward rate agreements	—	—	—	—

NOTE L — COMMITMENTS AND CONTINGENCIES

The Company has been named as defendant in various claims, complaints and other legal actions arising in the ordinary course of business. Management believes that, while the outcome of such contingencies cannot be predicted with certainty, the liabilities arising from these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds management’s estimates reflected in the recorded reserves relating to these matters, the Company could incur additional charges that could be significant.

The Company has established reserves for contingencies occurring in the ordinary course of business, including warranty and construction defect claims on closed homes and the expected costs of the self-insured portion of general liability and workers compensation insurance claims. The Company’s estimates of such reserves are based on the facts and circumstances of individual pending claims and historical data and trends, including costs relative to revenues, home closings and product types, and include estimates of the costs of unreported claims related to past operations. These reserve estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs. The Company’s total liabilities for such items were $366.9 million and $387.0 million at September 30, 2008 and 2007,

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, and are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets.

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

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At September 30, 2008, the Company had total deposits of $50.9 million, comprised of cash deposits of $44.8 million, promissory notes of $3.3 million, and letters of credit and surety bonds of $2.8 million, to purchase land and lots with a total remaining purchase price of $732.3 million. Within the land and lot option purchase contracts in force at September 30, 2008, there were a limited number of contracts, representing only $48.0 million of remaining purchase price, subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations.

Included in the total deposits of $50.9 million, were $23.4 million of deposits related to land and lot option purchase contracts for which the Company does not expect to exercise its option to purchase the land or lots, but the contract has not yet been terminated. The remaining purchase price of those contracts was $247.9 million. Consequently, the deposits relating to these contracts have been written off, resulting in a net deposit balance of $27.5 million at September 30, 2008. The majority of land and lots under contract are currently expected to be purchased within three years, based on the Company’s assumptions as to the extent it will exercise its options to purchase such land and lots.

Additionally, in the normal course of its business activities, the Company provides standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At September 30, 2008, outstanding standby letters of credit were $71.6 million and surety bonds were

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.6 billion. The Company has additional capacity of $928.4 million for standby letters of credit under its revolving credit facility, subject to the borrowing base limitation of $52.8 million as discussed in Note E.

The Company leases office space and equipment under non-cancelable operating leases. Minimum annual lease payments under these leases at September 30, 2008 approximate (in millions):

2009	$23.4
2010	18.0
2011	12.2
2012	5.3
2013	3.2
Thereafter	4.3

$66.4

Rent expense approximated $55.5 million, $68.0 million and $68.6 million for fiscal 2008, 2007 and 2006, respectively.

NOTE M — SEGMENT INFORMATION

The Company’s 34 homebuilding operating divisions and its financial services operation are its operating segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As reflected in the current year presentation, the homebuilding operating segments are aggregated into six reporting segments and the financial services operating segment is its own reporting segment. Previously, the Company presented seven homebuilding reporting segments, based on its seven operating regions which had been determined to be its operating segments. During the fourth quarter of fiscal 2008, the Company reassessed the level at which the SFAS No. 131 operating segment criteria is met, and as a result, changed its operating segments from the operating regions to the operating divisions. This determination was based on changes to the Company’s management structure and decision-making processes, which have evolved primarily due to the difficult market conditions and the decrease in size of the Company’s operations.

As a result of the change in operating segments described above, the composition of the Company’s reporting segments was also revised. The California markets, which were previously presented as a separate reporting segment are now included in the West reporting segment. Additionally, the Salt Lake City, Utah market, which was previously included in the Southwest reporting segment, is now included in the West reporting segment. Furthermore, the name of the Northeast reporting segment has been changed to the East reporting segment, although the markets comprising it remain the same.

Under the revised presentation, the Company’s reportable homebuilding segments are: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia
Midwest:	Colorado, Illinois, Minnesota and Wisconsin
Southeast:	Alabama, Florida and Georgia
South Central:	Louisiana, Mississippi, Oklahoma and Texas
Southwest:	Arizona and New Mexico
West:	California, Hawaii, Idaho, Nevada, Oregon, Utah and Washington

Consequently, the Company has restated the prior year segment information provided in this note to conform to the current year presentation.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Homebuilding is the Company’s core business, generating 98% of consolidated revenues in fiscal 2008, 2007 and 2006. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land for residential purposes and the construction and sale of residential homes on such land, in 27 states and 77 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30,
		Restated	Restated
	2008	2007	2006
	(In millions)

Revenues
Homebuilding revenues:
East	$589.9	$1,092.0	$1,393.9
Midwest	546.7	1,111.5	1,795.7
Southeast	820.8	1,478.3	2,040.5
South Central	1,452.2	2,009.9	2,311.0
Southwest	1,170.9	1,882.0	1,906.0
West	1,938.1	3,515.1	5,313.4

Total homebuilding revenues	$6,518.6	$11,088.8	$14,760.5
Financial services revenues	$127.5	$207.7	$290.8

Consolidated revenues	$6,646.1	$11,296.5	$15,051.3

Inventory Impairments
East	$256.2	$72.3	$14.4
Midwest	161.8	152.8	12.2
Southeast	448.4	181.6	14.2
South Central	67.2	10.4	—
Southwest	264.9	25.6	—
West	1,174.1	779.5	105.4

Total inventory impairments	$2,372.6	$1,222.2	$146.2

Goodwill Impairments
East	$—	$39.4	$—
Midwest	—	48.5	—
Southeast	—	11.5	—
South Central	—	—	—
Southwest	79.4	—	—
West	—	374.7	—

Total goodwill impairments	$79.4	$474.1	$—

Income (Loss) Before Income Taxes (1)
Homebuilding income (loss) before income taxes:
East	$(332.5)	$(66.1)	$112.9
Midwest	(184.3)	(205.3)	111.3
Southeast	(507.7)	(131.6)	346.4
South Central	(9.0)	122.2	171.2
Southwest	(366.7)	192.9	416.3
West	(1,266.7)	(932.1)	720.6

Total homebuilding income (loss) before income taxes	$(2,666.9)	$(1,020.0)	$1,878.7
Financial services income before income taxes	$35.1	$68.8	$108.4

Consolidated income (loss) before income taxes	$(2,631.8)	$(951.2)	$1,987.1

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
		Restated
	2008	2007
	(In millions)

Homebuilding Inventories (2):
East	$594.5	$1,022.3
Midwest	473.8	801.3
Southeast	799.6	1,580.7
South Central	939.7	1,222.4
Southwest	423.6	1,092.4
West	1,258.4	3,225.9
Corporate and unallocated (3)	193.6	398.5

Total homebuilding inventory	$4,683.2	$9,343.5

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to the operations of the Company’s corporate office.

(2)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(3)	Primarily consists of capitalized interest and property taxes.

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

Consolidating Balance Sheet
September 30, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

ASSETS
Cash and cash equivalents	$1,261.5	$90.1	$35.7	$—	$1,387.3
Investments in subsidiaries	1,073.4	—	—	(1,073.4)	—
Inventories	1,443.8	3,177.8	61.6	—	4,683.2
Property and equipment, net	16.1	29.1	20.7	—	65.9
Income taxes receivable	676.2	—	—	—	676.2
Deferred income taxes	67.2	146.3	—	—	213.5
Earnest money deposits and other assets	91.1	118.2	109.5	(3.3)	315.5
Mortgage loans held for sale	—	—	352.1	—	352.1
Goodwill	—	15.9	—	—	15.9
Intercompany receivables	2,056.4	—	—	(2,056.4)	—

Total Assets	$6,685.7	$3,577.4	$579.6	$(3,133.1)	$7,709.6

LIABILITIES & EQUITY
Accounts payable and other liabilities	$307.9	$681.7	$110.1	$(3.3)	$1,096.4
Intercompany payables	—	2,008.1	48.3	(2,056.4)	—
Notes payable	3,543.5	1.4	203.5	—	3,748.4

Total Liabilities	3,851.4	2,691.2	361.9	(2,059.7)	4,844.8

Minority interests	—	—	30.5	—	30.5

Total Equity	2,834.3	886.2	187.2	(1,073.4)	2,834.3

Total Liabilities & Equity	$6,685.7	$3,577.4	$579.6	$(3,133.1)	$7,709.6

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

Homebuilding:
Revenues	$1,245.4	$5,241.2	$32.0	$—	$6,518.6
Cost of sales	1,840.4	6,404.7	36.7	—	8,281.8

Gross profit (loss)	(595.0)	(1,163.5)	(4.7)	—	(1,763.2)
Selling, general and administrative expense	280.9	501.7	9.2	—	791.8
Goodwill impairment	—	79.4	—	—	79.4
Equity in loss of subsidiaries	1,721.2	—	—	(1,721.2)	—
Interest expense	39.0	—	—	—	39.0
Loss on early retirement of debt	2.6	—	—	—	2.6
Other (income) expense	(6.9)	4.7	(6.9)	—	(9.1)

	(2,631.8)	(1,749.3)	(7.0)	1,721.2	(2,666.9)

Financial Services:
Revenues	—	—	127.5	—	127.5
General and administrative expense	—	—	100.1	—	100.1
Interest expense	—	—	3.7	—	3.7
Interest and other (income)	—	—	(11.4)	—	(11.4)

	—	—	35.1	—	35.1

Income (loss) before income taxes	(2,631.8)	(1,749.3)	28.1	1,721.2	(2,631.8)
Provision for (benefit from) income taxes	1.8	(5.8)	10.6	(4.8)	1.8

Net income (loss)	$(2,633.6)	$(1,743.5)	$17.5	$1,726.0	$(2,633.6)

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(122.2)	$1,796.2	$204.3	$1.6	$1,879.9

INVESTING ACTIVITIES
Purchases of property and equipment	(3.2)	(3.3)	(0.1)	—	(6.6)

Cash used in investing activities	(3.2)	(3.3)	(0.1)	—	(6.6)

FINANCING ACTIVITIES
Net change in notes payable	(438.8)	—	(184.3)	—	(623.1)
Net change in intercompany receivables/payables	1,958.2	(1,928.1)	(30.1)	—	—
Proceeds from stock associated with certain employee benefit plans	9.5	—	—	—	9.5
Cash dividends paid	(142.0)	—	—	—	(142.0)

Net cash provided by (used in) financing activities	1,386.9	(1,928.1)	(214.4)	—	(755.6)

Increase (decrease) in cash and cash equivalents	1,261.5	(135.2)	(10.2)	1.6	1,117.7
Cash and cash equivalents at beginning of year	—	225.3	45.9	(1.6)	269.6

Cash and cash equivalents at end of year	$1,261.5	$90.1	$35.7	$—	$1,387.3

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2007

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

OPERATING ACTIVITIES
Net cash provided by operating activities	$160.4	$678.4	$516.7	$—	$1,355.5

INVESTING ACTIVITIES
Purchases of property and equipment	(14.6)	(23.6)	(1.6)	—	(39.8)
Investment in subsidiary	(5.5)	—	—	5.5	—

Cash used in investing activities	(20.1)	(23.6)	(1.6)	5.5	(39.8)

FINANCING ACTIVITIES
Net change in notes payable	(912.3)	—	(803.9)	—	(1,716.2)
Decrease in restricted cash	—	—	248.3	—	248.3
Increase in book overdraft.	1.6	—	—	(1.6)	—
Net change in intercompany receivables/payables	862.7	(809.3)	(53.4)	—	—
Proceeds from stock associated with certain employee benefit plans	12.7	—	—	—	12.7
Income tax benefit from stock option exercises	9.9	—	—	—	9.9
Capital contribution from parent	—	—	5.5	(5.5)	—
Cash dividends paid	(188.4)	—	—	—	(188.4)

Net cash used in financing activities	(213.8)	(809.3)	(603.5)	(7.1)	(1,633.7)

Decrease in cash and cash equivalents	(73.5)	(154.5)	(88.4)	(1.6)	(318.0)
Cash and cash equivalents at beginning of year	73.5	379.8	134.3	—	587.6

Cash and cash equivalents at end of year	$—	$225.3	$45.9	$(1.6)	$269.6

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2006

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(813.9)	$(818.5)	$441.6	$—	$(1,190.8)

INVESTING ACTIVITIES
Purchases of property and equipment	(22.9)	(54.9)	(5.5)	—	(83.3)

Cash used in investing activities	(22.9)	(54.9)	(5.5)	—	(83.3)

FINANCING ACTIVITIES
Net change in notes payable	1,170.8	(0.2)	(57.8)	—	1,112.8
Increase in restricted cash	—	—	(248.3)	—	(248.3)
Net change in intercompany receivables/payables	(834.5)	872.4	(37.9)	—	—
Purchase of treasury stock	(36.8)	—	—	—	(36.8)
Proceeds from stock associated with certain employee benefit plans	12.4	—	—	—	12.4
Income tax benefit from stock option exercises	9.4	—	—	—	9.4
Cash dividends paid	(137.6)	—	—	—	(137.6)

Net cash provided by (used in) financing activities	183.7	872.2	(344.0)	—	711.9

(Decrease) increase in cash and cash equivalents	(653.1)	(1.2)	92.1	—	(562.2)
Cash and cash equivalents at beginning of year	726.6	381.0	42.2	—	1,149.8

Cash and cash equivalents at end of year	$73.5	$379.8	$134.3	$—	$587.6

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O —	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations were (in millions, except for per share amounts):

	Fiscal 2008
	Three Months Ended
	September 30	June 30	March 31	December 31

Revenues	$1,782.4	$1,464.2	$1,656.9	$1,742.6
Gross profit (loss)	(903.0)	(183.0)	(678.8)	1.6
Loss before income taxes	(1,165.2)	(379.1)	(884.6)	(202.9)
Provision for (benefit from) income taxes	(365.3)	20.2	421.0	(74.1)
Net loss	(799.9)	(399.3)	(1,305.6)	(128.8)
Basic loss per common share	(2.53)	(1.26)	(4.14)	(0.41)
Diluted loss per common share	(2.53)	(1.26)	(4.14)	(0.41)

	Fiscal 2007
	Three Months Ended
	September 30	June 30	March 31	December 31

Revenues	$3,172.4	$2,598.1	$2,658.1	$2,868.0
Gross profit (loss)	216.5	(428.3)	371.5	444.0
Income (loss) before income taxes	(100.2)	(1,111.4)	83.4	176.9
Provision for (benefit from) income taxes	(50.1)	(287.6)	31.7	67.2
Net income (loss)	(50.1)	(823.8)	51.7	109.7
Basic earnings (loss) per common share	(0.16)	(2.62)	0.16	0.35
Diluted earnings (loss) per common share	(0.16)	(2.62)	0.16	0.35

In the past, the Company experienced variability in its results of operations from quarter to quarter due to the seasonal nature of its homebuilding business. Historically, the Company has closed a greater number of homes in the third and fourth (June and September) fiscal quarters than in the first and second (December and March) fiscal quarters. As a result, revenues and net income typically have been higher in the third and fourth quarters of the fiscal year. In fiscal 2007 and 2008, however, due to difficult market conditions in most of the markets in which the Company operates, approximately half of its consolidated revenues were attributable to operations in the third and fourth fiscal quarters, and the Company incurred consolidated operating losses in those quarters of fiscal 2007 and in all quarters of fiscal 2008.

Gross profit during fiscal 2008 was reduced by inventory impairment charges of $243.5 million, $817.1 million, $323.2 million and $988.9 million, and write-offs of earnest money deposits and pre-acquisition costs of $2.0 million, $17.0 million, $7.2 million and $85.7 million in the first, second, third and fourth quarters, respectively.

Gross profit during fiscal 2007 was reduced by inventory impairment charges of $40.9 million, $67.3 million, $835.8 million and $278.3 million, and write-offs of earnest money deposits and pre-acquisition costs of $36.8 million, $13.9 million, $16.2 million and $40.3 million in the first, second, third and fourth quarters, respectively.

Goodwill impairment charges of $79.4 million were recorded as a reduction of income in the fourth quarter of fiscal 2008. Goodwill impairment charges of $425.6 million and $48.5 million were recorded as a reduction of income in the third and fourth quarters of fiscal 2007, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes of $421.0 million in the second quarter of fiscal 2008 was primarily the result of the Company’s recording of a $385 million valuation allowance to the deferred tax assets existing as of the beginning of the fiscal year. The benefit from income taxes of $365.3 million in the fourth quarter of fiscal 2008 was primarily the result of generating a larger net operating tax loss than previously anticipated from the land and lots sold in the fourth quarter. The net operating tax loss can be carried back to fiscal 2006 and resulted in a reduction of the valuation allowance.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2008.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of September 30, 2008, as stated in their report included herein.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One — Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Requesting Documents from the Company” in the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2008:

(c)
	(a)		Number of Securities
	Number of Shares to	(b)	Remaining Available for
	be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Plan Category
Equity compensation plans approved by stockholders	15,623,148	$16.19	27,881,503	(1)
Equity compensation plans not approved by stockholders	—	n/a	—
Total	15,623,148	$16.19	27,881,503	(1)

(1)	Includes 4,073,037 shares reserved for issuance under the Company’s Employee Stock Purchase Plan. Under this Employee Stock Purchase Plan, employees of the Company purchased 168,194 shares of common stock in fiscal 2008.

The remaining information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” in the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Executive Compensation — Transactions with Management” and “Corporate Governance” in the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders and incorporated herein by reference.

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

(3). and (b) Exhibits:

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Merger, dated as of December 18, 1997, by and between the Registrant and Continental Homes Holding Corp. The Registrant agrees to furnish supplementally a copy of omitted schedules to the SEC upon request(1)
2.2	Agreement and Plan of Merger, dated as of October 22, 2001, as amended on November 8, 2001, by and between the Registrant and Schuler Homes, Inc. The Registrant agrees to furnish supplementally a copy of omitted schedules to the SEC upon request(2)
3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Registrant, dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Registrant dated March 18, 1992(3)
3.2	Amended and Restated Bylaws(4)
4.1	See Exhibits 3.1 and 3.2
4.2	Indenture, dated as of June 9, 1997, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(5)
4.3	Second Supplemental Indenture, dated as of September 30, 1997, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(6)
4.4	Third Supplemental Indenture, dated as of April 17, 1998, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(7)
4.5	Fourth Supplemental Indenture, dated as of April 20, 1998, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(8)
4.6	Fifth Supplemental Indenture, dated as of August 31, 1998, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(9)
4.7	Sixth Supplemental Indenture, dated as of February 4, 1999, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 8% Senior Notes due 2009 issued by the Registrant(10)
4.8	Seventh Supplemental Indenture, dated as of August 31, 1999, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(11)
4.9	Ninth Supplemental Indenture, dated as of March 31, 2000, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(12)
4.10	Twelfth Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(13)
4.11	Thirteenth Supplemental Indenture, dated as of August 15, 2001, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 7.875% Senior Notes due 2011 issued by the Registrant(14)
4.12	Fourteenth Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(25)

Exhibit
Number	Exhibit

4.13	Indenture, dated as of September 11, 2000, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(15)
4.14	First Supplemental Indenture, dated as of September 11, 2000, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 9.75% Senior Subordinated Notes due 2010 issued by the Registrant(16)
4.15	Third Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(17)
4.16	Fourth Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(26)
4.17	Fifteenth Supplemental Indenture, dated as of December 3, 2002, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 7.5% Senior Notes due 2007 issued by the Registrant(28)
4.18	Sixteenth Supplemental Indenture, dated as of April 17, 2003, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.875% Senior Notes due 2013 issued by the Registrant(29)
4.19	Seventeenth Supplemental Indenture, dated as of June 25, 2003, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.875% Senior Notes due 2013 issued by the Registrant(30)
4.20	Eighteenth Supplemental Indenture, dated as of June 13, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.0% Senior Notes due 2009 issued by the Registrant(32)
4.21	Nineteenth Supplemental Indenture, dated as of July 12, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.125% Senior Notes due 2014 issued by the Registrant(33)
4.22	Twentieth Supplemental Indenture, dated as of September 21, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.625% Senior Notes due 2014 issued by the Registrant(34)
4.23	Twenty-First Supplemental Indenture, dated as of October 15, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 4.875% Senior Notes due 2010 issued by the Registrant.(35)
4.24	Twenty-Second Supplemental Indenture, dated as of December 15, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.625% Senior Notes due 2016 issued by the Registrant(36)
4.25	Twenty-Third Supplemental Indenture, dated as of February 11, 2005, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.25% Senior Notes due 2015 issued by the Registrant(37)
4.26	Twenty-Fourth Supplemental Indenture, dated as of July 7, 2005, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.375% Senior Notes due 2012 issued by the Registrant(38)
4.27	Twenty-Fifth Supplemental Indenture, dated as of January 23, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(42)
4.28	Fifth Supplemental Indenture, dated as of January 23, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(44)
4.29	Twenty-Sixth Supplemental Indenture, dated as of April 17, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.0% Senior Notes due 2011 issued by the Registrant(45)
4.30	Twenty-Seventh Supplemental Indenture, dated as of April 17, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.5% Senior Notes due 2016 issued by the Registrant(46)

Exhibit
Number		Exhibit

4.31		Twenty-Eighth Supplemental Indenture, dated as of June 13, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(49)
4.32		Sixth Supplemental Indenture, dated as of June 13, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(50)
4.33		Seventh Supplemental Indenture, dated as of June 4, 2008, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 9.75% Senior Subordinated Notes due 2010 issued by the Registrant(63)
4.34		Twenty-Ninth Supplemental Indenture, dated as of June 20, 2008, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 9.75% Senior Notes due 2010 issued by the Registrant(64)
10.1		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and schedules of substantially identical documents(18)
10	.2†	D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated(19)
10	.3†	Amendment No. 1 to 1991 Stock Incentive Plan, as amended and restated(20)
10	.4†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 1991 Stock Incentive Plan (Term Vesting)(21)
10	.5†	D.R. Horton, Inc. 2006 Stock Incentive Plan(43)
10	.6†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Employee — Term Vesting 2006 Form)(47)
10	.7†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Director — Term Vesting 2006 Form)(48)
10	.8†	Form of Non-Qualified Stock Option Agreement (Employee-Term Vesting 2008 Form) pursuant to the Registrant’s 2006 Stock Incentive Plan(66)
10	.9†	Form of Non-Qualified Stock Option Agreement (Outside Director-Term Vesting 2008 Form) pursuant to the Registrant’s 2006 Stock Incentive Plan(53)
10	.10†	D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 1(23)
10	.11†	D.R. Horton, Inc. Supplemental Executive Retirement Trust No. 1(23)
10	.12†	D.R. Horton, Inc. Amended and Restated Supplemental Executive Retirement Plan No. 2(61)
10	.13†	D.R. Horton, Inc. Amended and Restated 2000 Incentive Bonus Plan(24)
10	.14†	D.R. Horton, Inc. 2008 Performance Unit Plan(68)
10	.15†	Form of Performance Unit Award pursuant to the Registrant’s 2008 Performance Unit Plan(65)
10	.16†	Form of Annual Executive Compensation Notification — Chairman and CEO(39)
10	.17†	Executive Compensation Summary — Named Executive Officers(40)
10	.18†	Director Compensation Summary(41)
10	.19†	D.R. Horton, Inc. Amended and Restated Deferred Compensation Plan(62)
10.20		Grantor Trust Agreement, dated June 21, 2002, by and between the Registrant and Wachovia Bank, National Association, as Trustee(27)
10.21		Second Amended and Restated Credit Agreement, dated April 7, 2006, by and among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the other Lenders named therein(51)
10.22		Agreement to Increase Commitment Amount, dated September 22, 2006, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Agent, and JPMorgan Chase Bank, N.A., as a Bank(52)
10.23		First Amendment to Second Amended and Restated Credit Agreement and to Second Amended and Restated Pledge and Security Agreement between DHI Mortgage Company, Ltd. and U.S. Bank National Association, JPMorgan Chase Bank and Lenders dated March 30, 2007(55)
10.24		Revolving Credit Agreement by an among the Registrant, Wachovia Bank, National Association, as Administrative Agent, and the Lenders named therein, dated December 16, 2005(31)

Exhibit
Number	Exhibit

10.25	First Amendment to Revolving Credit Agreement, dated November 1, 2006, among the Registrant and Wachovia Bank, National Association, as Administrative Agent, and the Lenders named therein(54)
10.26	Second Amendment to Revolving Credit Agreement, dated March 14, 2007, among the Registrant and Wachovia Bank, National Association, as Administrative Agent, and the Guarantors and Lenders named therein(58)
10.27	Third Amendment to Revolving Credit Agreement, dated July 6, 2007, among the Registrant and Wachovia Bank, National Association, as Administrative Agent, and the Guarantors and Lenders named therein(59)
10.28	Fourth Amendment to Revolving Credit Agreement, dated January 4, 2008, among the Registrant and Wachovia Bank, National Association, as Administrative Agent, and the Guarantors and Lenders named therein(67)
10.29	Master Repurchase Agreement, dated March 27, 2008, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent and a Buyer, JP Morgan Chase Bank, National Association, as Syndication Agent, J.P. Morgan Securities, Inc., as Lead Arranger and Sole Bookrunner, and other parties named therein(56)
10.30	Custody Agreement, dated March 27, 2008, by and between DHI Mortgage Company, Ltd. and U.S. Bank National Association, as Administrative Agent and representative of certain Buyers(57)
10.31	Fifth Amendment to Revolving Credit Agreement, dated June 26, 2008, among the Registrant and Wachovia Bank, National Association, as Administrative Agent, and the Guarantors and Lenders named therein(60)
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges(*)
14.1	Code of Ethical Conduct for the CEO, CFO and Senior Financial Officers (**)
16.1	Letter of Ernst & Young LLP, dated June 10, 2008, regarding change in independent registered public accounting firm(22)
21.1	Subsidiaries of D.R. Horton, Inc.(*)
23.1	Consent of Ernst & Young LLP, Fort Worth, Texas(*)
23.2	Consent of PricewaterhouseCoopers LLP, Fort Worth, Texas(*)
31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(*)
31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(*)
32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer(*)
32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Financial Officer(*)

*	Filed herewith.

**	Posted to the Registrant’s website at www.drhorton.com under the Investor Relations and Corporate Governance links.

†	Management contract or compensatory plan arrangement.

(1)	Incorporated herein by reference from Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-44279), filed with the SEC on January 15, 1998.

(2)	Incorporated herein by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated October 22, 2001, filed with the SEC on October 24, 2001; and Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated November 8, 2001, filed with the SEC on November 8, 2001.

(3)	Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(4)	Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Current Report of Form 8-K, dated May 1, 2008, filed with the SEC on May 6, 2008.

(5)	Incorporated herein by reference from Exhibit 4.1(a) to the Registrant’s Registration Statement on Form S-3 (No. 333-27521), filed with the SEC on May 21, 1997.

(6)	Incorporated herein by reference from Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the SEC on December 8, 1997.

(7)	Incorporated herein by reference from Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, filed with SEC on May 14, 1998.

(8)	Incorporated herein by reference from Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, filed with SEC on May 14, 1998.

(9)	Incorporated herein by reference from Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, filed with the SEC on December 10, 1998.

(10)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 2, 1999, filed with the SEC on February 2, 1999.

(11)	Incorporated herein by reference from Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the SEC on December 10, 1999.

(12)	Incorporated herein by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, filed with the SEC on May 12, 2000.

(13)	Incorporated herein by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed with the SEC on August 14, 2001.

(14)	Incorporated herein by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, dated August 8, 2001, filed with the SEC on August 14, 2001.

(15)	Incorporated herein by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, dated September 6, 2000, filed with the SEC on September 11, 2000.

(16)	Incorporated herein by reference from Exhibit 4.1(b) to the Registrant’s Current Report on Form 8-K, dated September 6, 2000, filed with the SEC on September 11, 2000.

(17)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed with the SEC on August 14, 2001.

(18)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the SEC on November 22, 1995 (file number 1-14122); Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the SEC on August 6, 1998; and Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed with the SEC on May 15, 2001.

(19)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the SEC on August 13, 2002.

(20)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the SEC on August 13, 2002.

(21)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 3-81856), filed with the SEC on July 22, 1994.

(22)	Incorporated herein by reference from Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, dated June 5, 2008, filed with the SEC on June 10, 2008.

(23)	Incorporated herein by reference from the Registrant’s Transitional Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the SEC on December 28, 1993 (file number 1-14122).

(24)	Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the SEC on February 7, 2008.

(25)	Incorporated herein by reference from Exhibit 4.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed with the SEC on May 15, 2002.

(26)	Incorporated herein by reference from Exhibit 4.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed with the SEC on May 15, 2002.

(27)	Incorporated herein by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed with the SEC on December 13, 2002.

(28)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated November 22, 2002, filed with the SEC on December 2, 2002.

(29)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated April 11, 2003, filed with the SEC on April 17, 2003.

(30)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated June 18, 2003, filed with the SEC on June 24, 2003.

(31)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated December 16, 2005, filed with the SEC on December 21, 2005.

(32)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated January 6, 2004, filed with the SEC on January 12, 2004.

(33)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated July 6, 2004, filed with the SEC on July 9, 2004.

(34)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated September 14, 2004, filed with the SEC on September 17, 2004.

(35)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated October 7, 2004, filed with the SEC on October 14, 2004.

(36)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated December 8, 2004, filed with the SEC on December 14, 2004.

(37)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 4, 2005, filed with the SEC on February 10, 2005.

(38)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated June 29, 2005, filed with the SEC on July 6, 2005.

(39)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 20, 2008, filed with the SEC on November 26, 2008.

(40)	Incorporated herein by reference from Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K, dated November 20, 2008, filed with the SEC on November 26, 2008.

(41)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated November 20, 2008, filed with the SEC on November 26, 2008.

(42)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(43)	Incorporated herein by reference from Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(44)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(45)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated April 11, 2006, filed with the SEC on April 13, 2006.

(46)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated April 11, 2006, filed with the SEC on April 13, 2006.

(47)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 8, 2006.

(48)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 8, 2006.

(49)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on June 13, 2006.

(50)	Incorporated herein by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on June 13, 2006.

(51)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated April 7, 2006, filed with the SEC on April 11, 2006.

(52)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated September 22, 2006, filed with the SEC on September 28, 2006.

(53)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008.

(54)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 1, 2006, filed with the SEC on November 6, 2006.

(55)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated March 30, 2007, filed with the SEC on April 5, 2007.

(56)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 28, 2008, filed with the SEC on April 3, 2008.

(57)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 28, 2008, filed with the SEC on April 3, 2008.

(58)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 4, 2007.

(59)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 6, 2007, filed with the SEC on July 10, 2007.

(60)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 26, 2008, filed with the SEC on June 30, 2008.

(61)	Incorporated herein by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 12, 2006.

(62)	Incorporated herein by reference from Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 12, 2006.

(63)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 4, 2008, filed with the SEC on June 5, 2008.

(64)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 20, 2008, filed with the SEC on June 20, 2008.

(65)	Incorporated herein by reference from Exhibit 10.1 (2008 Form) to the Registrant’s Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008; and Exhibit 10.4 (2009 Form) to the Registrant’s Current Report on Form 8-K dated November 20, 2008, filed with the SEC on November 26, 2008.

(66)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008.

(67)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 4, 2008, filed with the SEC on January 7, 2008.

(68)	Incorporated herein by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the SEC on February 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.R. Horton, Inc.

By:	/s/ Donald J. Tomnitz
Donald J. Tomnitz,
Vice Chairman, Chief Executive Officer
and President

Date: November 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald R. Horton Donald R. Horton	Chairman of the Board	November 26, 2008

/s/ Donald J. Tomnitz Donald J. Tomnitz	Vice Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)	November 26, 2008

/s/ Bill W. Wheat Bill W. Wheat	Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)	November 26, 2008

/s/ Bradley S. Anderson Bradley S. Anderson	Director	November 26, 2008

/s/ Michael R. Buchanan Michael R. Buchanan	Director	November 26, 2008

/s/ Michael W. Hewatt Michael W. Hewatt	Director	November 26, 2008

/s/ Bob G. Scott Bob G. Scott	Director	November 26, 2008