Form 10-Q
period 2008-12-31
HORTON D R INC /DE/
filed 2009-02-06
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2008
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
(817) 390-8200

Registrant’s telephone number, including area code)
Not Applicable

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
Common stock, $.01 par value – 316,757,597 shares as of February 2, 2009

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
	(In millions)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,882.8	$1,355.6
Inventories:
Construction in progress and finished homes	1,529.4	1,681.6
Residential land and lots — developed and under development	2,273.9	2,409.6
Land held for development	586.2	531.7
Land inventory not owned	36.6	60.3

	4,426.1	4,683.2
Property and equipment, net	70.7	65.9
Income taxes receivable	54.5	676.2
Deferred income taxes, net of valuation allowance of $984.4 million and $961.3 million at December 31, 2008 and September 30, 2008, respectively	213.5	213.5
Earnest money deposits and other assets	217.8	247.5
Goodwill	15.9	15.9

	6,881.3	7,257.8

Financial Services:
Cash and cash equivalents	30.3	31.7
Mortgage loans held for sale	204.2	352.1
Other assets	59.1	68.0

	293.6	451.8

Total assets	$7,174.9	$7,709.6

LIABILITIES
Homebuilding:
Accounts payable	$154.3	$254.0
Accrued expenses and other liabilities	738.8	814.9
Notes payable	3,405.4	3,544.9

	4,298.5	4,613.8

Financial Services:
Accounts payable and other liabilities	28.3	27.5
Repurchase agreement	55.9	203.5

	84.2	231.0

	4,382.7	4,844.8

Commitments and contingencies (Note L)
Minority interests	29.3	30.5

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 320,321,116 shares issued and 316,665,883 shares outstanding at December 31, 2008 and 320,315,508 shares issued and 316,660,275 shares outstanding at September 30, 2008	3.2	3.2
Additional capital	1,719.4	1,716.3
Retained earnings	1,136.0	1,210.5
Treasury stock, 3,655,233 shares at December 31, 2008 and September 30, 2008, at cost	(95.7)	(95.7)

	2,762.9	2,834.3

Total liabilities and stockholders’ equity	$7,174.9	$7,709.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended December 31,
	2008	2007
	(In millions, except per share data)
	(Unaudited)
Homebuilding:
Revenues:
Home sales	$885.8	$1,607.0
Land/lot sales	14.5	100.6

	900.3	1,707.6

Cost of sales:
Home sales	748.7	1,377.9
Land/lot sales	11.7	82.6
Inventory impairments and land option cost write-offs	56.2	245.5

	816.6	1,706.0

Gross profit:
Home sales	137.1	229.1
Land/lot sales	2.8	18.0
Inventory impairments and land option cost write-offs	(56.2)	(245.5)

	83.7	1.6

Selling, general and administrative expense	127.0	213.1
Interest expense	25.6	—
(Gain) on early retirement of debt	(6.2)	—
Other (income)	(4.3)	(1.7)

	(58.4)	(209.8)

Financial Services:
Revenues	17.7	35.0
General and administrative expense	23.2	30.5
Interest expense	0.7	1.3
Interest and other (income)	(3.3)	(3.7)

	(2.9)	6.9

Loss before income taxes	(61.3)	(202.9)
Provision for (benefit from) income taxes	1.3	(74.1)

Net loss	$(62.6)	$(128.8)

Basic and diluted net loss per common share	$(0.20)	$(0.41)

Cash dividends declared per common share	$0.0375	$0.15

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended December 31,
	2008	2007
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(62.6)	$(128.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8.2	14.9
Amortization of debt discounts and fees	2.0	1.6
Stock option compensation expense	3.0	2.7
Income tax benefit from stock option exercises	—	(0.2)
Deferred income taxes	—	(76.2)
Gain on early retirement of debt	(6.2)	—
Inventory impairments and land option cost write-offs	56.2	245.5
Changes in operating assets and liabilities:
Decrease in construction in progress and finished homes	131.2	313.1
Decrease in residential land and lots — developed, under development, and held for development	43.3	162.8
Decrease in earnest money deposits and other assets	25.4	40.2
Decrease in income taxes receivable	621.7	—
Decrease in mortgage loans held for sale	147.9	278.4
Decrease in accounts payable, accrued expenses and other liabilities	(152.5)	(296.3)

Net cash provided by operating activities	817.6	557.7

INVESTING ACTIVITIES
Purchases of property and equipment	(2.5)	(4.1)

Cash used in investing activities	(2.5)	(4.1)

FINANCING ACTIVITIES
Proceeds from notes payable	—	110.0
Repayment of notes payable	(277.5)	(757.4)
Proceeds from stock associated with certain employee benefit plans	0.1	0.4
Income tax benefit from stock option exercises	—	0.2
Cash dividends paid	(11.9)	(47.3)

Net cash used in financing activities	(289.3)	(694.1)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	525.8	(140.5)
Cash and cash equivalents at beginning of period	1,387.3	269.6

Cash and cash equivalents at end of period	$1,913.1	$129.1

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2008
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires), as well as certain variable interest entities required to be consolidated pursuant to Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” as amended (FIN 46R), issued by the Financial Accounting Standards Board (FASB). All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal, recurring accruals and the asset impairment charges and deferred tax asset valuation allowance discussed below) considered necessary for a fair presentation have been included. These financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2008.
Seasonality
     Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three-month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
Business
     The Company is a national homebuilder that is engaged primarily in the construction and sale of single-family housing in 77 markets and 27 states in the United States at December 31, 2008. The Company designs, builds and sells single-family detached houses on lots it developed and on finished lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. Periodically, the Company sells land and lots. The Company also provides title agency and mortgage financing services, principally to its homebuyers. The Company generally does not retain or service the mortgages that it originates but, rather, seeks to sell the mortgages and related servicing rights to investors.
NOTE B — INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS
     The factors hurting demand for new homes that prevailed during fiscal 2008 continued in the first quarter of fiscal 2009. High inventory levels of both new and existing homes, elevated cancellation rates, low sales absorption rates and overall weak consumer confidence have persisted. The effects of these factors have been further magnified by credit tightening in the mortgage markets, increasing home foreclosures and severe shortages of liquidity in the financial markets. In recent months, the overall economy has weakened significantly and fears of a prolonged recession are now pronounced due to rising unemployment levels, further deterioration in consumer confidence and reduced consumer spending. These factors, combined with the Company’s continued declines in sales order volumes and prices caused the Company’s outlook for the homebuilding industry and the impact on its business to remain cautious.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2008
     During the first quarter of fiscal 2009, when the Company performed its quarterly inventory impairment analysis in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assumptions utilized reflected its outlook for the broader homebuilding industry and the Company’s markets, which impact its business. This outlook incorporates the Company’s belief that housing market conditions may continue to deteriorate, and that challenging conditions will persist for some time. Accordingly, the Company’s impairment evaluation as of December 31, 2008 again indicated a significant number of communities with impairment indicators. Communities with a combined carrying value of $1,373.0 million as of December 31, 2008, had indicators of potential impairment and were evaluated for impairment. The analysis of each of these communities generally assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community or in comparable communities in order to generate an acceptable absorption rate. While it is difficult to determine a timeframe for a given community in the current market conditions, the remaining lives of these communities were estimated to be in a range from six months to in excess of ten years. Through this evaluation process, it was determined that communities with a carrying value of $211.9 million as of December 31, 2008, the largest portion of which was in the West region, were impaired. As a result, during the three months ended December 31, 2008, impairment charges of $55.1 million were recorded to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $243.5 million in the same period of the prior year. In performing its quarterly inventory impairment analysis, the Company increased the discount rates utilized in its estimated discounted cash flow analyses used for valuation purposes of communities determined to be impaired from a range of 13% to 17%, to a range of 15% to 19%, which reflects its estimate of the increasing level of market risk present in the homebuilding and related mortgage lending industries. The increase in the discount rates increased the inventory impairment charge by $2.9 million. In the three months ended December 31, 2008, approximately 62% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 38% of the charges were recorded to residential construction in progress and finished homes inventory, compared to 60% and 40%, respectively, in the same period of 2007.
     It is possible that the Company’s estimate of undiscounted cash flows from communities analyzed may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to construct the homes. The pricing and incentive levels are often inter-related with sales pace within a community such that a price reduction can be expected to increase the sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new homes and existing homes which may result from foreclosures. Additionally, if conditions in the broader economy, homebuilding industry or specific markets in which the Company operates worsen beyond current expectations, and as the Company re-evaluates specific community pricing and incentives, construction and development plans, and its overall land sale strategies, it may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges, which could be significantly higher than the current quarter charges.
     At December 31, 2008, the Company had $38.8 million of land held for sale, consisting of land held for development and land under development that has met the criteria of available for sale in accordance with SFAS No. 144.
     Based on a quarterly review of land and lot option contracts, the Company has written off earnest money deposits and pre-acquisition costs related to contracts which it no longer plans to pursue. During the three-month periods ended December 31, 2008 and 2007, the Company wrote off $1.1 million and $2.0 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts. Should the current weak homebuilding market conditions persist and the Company is unable to successfully renegotiate certain land purchase contracts, it may write off additional earnest money deposits and pre-acquisition costs.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2008
NOTE C — LAND INVENTORY NOT OWNED
     In the ordinary course of its homebuilding business, the Company enters into land and lot option purchase contracts to procure land or lots for the construction of homes. Under these contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of the option deposits are not refundable at the Company’s discretion.
     Under the requirements of FIN 46R, certain of the Company’s option purchase contracts result in the creation of a variable interest in the entity holding the land parcel under option. In applying the provisions of FIN 46R, the Company evaluates those land and lot option purchase contracts with variable interest entities to determine whether the Company is the primary beneficiary based upon analysis of the variability of the expected gains and losses of the entity. The expected gains and losses are primarily determined by the amount of deposit required by the contract, the time period or term of the contract, and by analyzing the volatility in home sales prices as well as development and entitlement risk in each specific market. Based on this evaluation, if the Company is the primary beneficiary of an entity with which the Company has entered into a land or lot option purchase contract, the variable interest entity is consolidated.
     The consolidation of these variable interest entities added $21.5 million in land inventory not owned and minority interests related to entities not owned to the Company’s balance sheet at December 31, 2008. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $2.6 million and promissory notes and surety bonds totaling $0.3 million. Creditors, if any, of these variable interest entities have no recourse against the Company.
     For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits. At December 31, 2008, such exposure totaled $18.7 million.
     Additionally, the Company evaluated land and lot option purchase contracts in accordance with SFAS No. 49, “Accounting for Product Financing Arrangements,” and added $3.4 million in land inventory not owned, with a corresponding increase to accrued expenses and other liabilities, to the Company’s balance sheet at December 31, 2008 as a result of this evaluation.
     Included in land inventory not owned at December 31, 2008, was $11.7 million of land for which the Company does not have title because the land was sold during the fourth quarter of fiscal 2008. The recognition of these sales has been deferred because their terms, primarily related to the Company’s continuing involvement with the properties, did not meet the full accrual method criteria of SFAS No. 66, “Accounting for Sales of Real Estate.”

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2008
     NOTE D — NOTES PAYABLE
     The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	December 31,	September 30,
	2008	2008
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2011	$—	$—
5% senior notes due 2009, net	155.2	200.0
8% senior notes due 2009, net	304.3	349.6
4.875% senior notes due 2010, net	209.7	249.6
9.75% senior notes due 2010	93.1	96.8
9.75% senior subordinated notes due 2010, net	15.3	15.3
6% senior notes due 2011, net	249.7	249.6
7.875% senior notes due 2011, net	199.4	199.4
5.375% senior notes due 2012	300.0	300.0
6.875% senior notes due 2013	200.0	200.0
5.875% senior notes due 2013	100.0	100.0
6.125% senior notes due 2014, net	198.3	198.2
5.625% senior notes due 2014, net	248.7	248.6
5.25% senior notes due 2015, net	298.4	298.3
5.625% senior notes due 2016, net	298.2	298.1
6.5% senior notes due 2016, net	496.9	499.2
Secured and other	38.2	42.2

	$3,405.4	$3,544.9

Financial Services:
Mortgage repurchase facility, maturing 2009	$55.9	$203.5

	$55.9	$203.5

     The Company has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC), registering debt and equity securities that the Company may issue from time to time in amounts to be determined. Under SEC rules, this shelf registration statement expires in June 2009. The Company expects to renew the registration statement prior to that time.
Homebuilding:
     The Company has a $1.65 billion unsecured revolving credit facility, which includes a $1.0 billion letter of credit sub-facility. The revolving credit facility, which matures December 16, 2011, has an uncommitted accordion provision of $400 million which can be used to increase the size of the facility to $2.05 billion upon obtaining additional commitments from lenders. The Company’s borrowing capacity, including the issuance of additional letters of credit, under this facility is reduced by the amount of letters of credit outstanding, and is further reduced by the limitations in effect under the borrowing base arrangement described below. The facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of homebuilding debt to total capitalization, its ratio of adjusted EBITDA to adjusted interest incurred and its senior unsecured debt rating. At December 31, 2008, the Company had no cash borrowings and $67.7 million of standby letters of credit outstanding on the homebuilding revolving credit facility. The interest rate of this facility at December 31, 2008 was 3.1%. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2008
     Under the debt covenants associated with the revolving credit facility, if the Company has fewer than two investment grade senior unsecured debt ratings from Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings, it is subject to a borrowing base limitation and restrictions on unsold homes and residential land and lots. The Company’s senior debt ratings, which are currently below investment grade, are as follows: Moody’s (Ba3); Standard & Poor’s (BB-); and Fitch (BB). Consequently, these additional limitations are currently in effect.
     Under the borrowing base limitation, the sum of the Company’s senior debt and the amount drawn on the revolving credit facility may not exceed the lesser of (a) certain percentages of the acquisition cost of various categories of unencumbered inventory or (b) certain percentages of the book value of various categories of unencumbered inventory, cash and cash equivalents. At December 31, 2008, the borrowing base arrangement limited the Company’s additional borrowing capacity from any source, including the issuance of additional letters of credit, to $15.1 million.
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
     In November 2008, upon expiration of the previous authorization, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The new authorization is effective from December 1, 2008 to November 30, 2009. At December 31, 2008, $466.8 million of the authorization was remaining.
     During the three months ended December 31, 2008, through unsolicited transactions, the Company repurchased $44.8 million principal amount of its 5% senior notes due 2009, $45.3 million of its 8% senior notes due 2009, $40.0 million of its 4.875% senior notes due 2010, $3.7 million of its 9.75% senior notes due 2010, and $2.3 million of its 6.5% senior notes due 2016 for an aggregate purchase price of $129.7 million, plus accrued interest. The gain of $6.2 million, net of unamortized discounts and fees, is included in the consolidated statement of operations for the three months ended December 31, 2008.
     On January 15, 2009, the Company repaid the $155.2 million principal amount of its 5% senior notes which were due on that date. Also, during the second quarter of fiscal 2009, the Company repaid $304.3 million principal amount of its 8% senior notes, which were due on February 1, 2009.
     At December 31, 2008, the Company was in compliance with all of the covenants, limitations and restrictions that form a part of the bank revolving credit facility and the public debt obligations. The Company’s continued borrowing availability depends on its ability to remain in compliance with these covenants, limitations and restrictions. If it appears that the Company will not be able to comply with these requirements in the future, it could be more difficult and expensive to maintain the current level of financing or obtain additional financing.
Financial Services:
     On March 28, 2008, DHI Mortgage entered into a mortgage sale and repurchase agreement (the “mortgage repurchase facility”), that matures March 26, 2009. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party investors in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. As of December 31, 2008, $182.1 million of mortgage loans held for sale were pledged under this repurchase arrangement, with a carrying value of $185.0 million. The mortgage repurchase facility is accounted for as a secured financing. The facility has a capacity of $275 million, subject to an accordion

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2008
feature that could increase the total capacity to $500 million based on obtaining increased commitments from existing counterparties, new commitments from prospective counterparties, or a combination of both. In addition, DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance fundings totaling $113.0 million, DHI Mortgage had an obligation of $55.9 million outstanding under the mortgage repurchase facility at December 31, 2008 at a 1.4% interest rate.
     The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth, its minimum required net income and its minimum required liquidity. At December 31, 2008, the mortgage subsidiary was in compliance with all of the conditions and covenants of the mortgage repurchase facility.
     The liquidity of the Company’s financial services business is dependent upon its continued ability to renew and extend the mortgage repurchase facility or to obtain other additional financing in sufficient capacities. In the past, the Company has been able to renew or extend its mortgage credit facilities on satisfactory terms prior to their maturities, and obtain temporary additional commitments through amendments of the respective credit agreements during periods of higher than normal volumes of mortgages held for sale. The Company is currently exploring alternatives with regard to the mortgage repurchase facility, and in light of the Company’s reduced mortgage origination volume expectations, the size of the renewed or replacement facility will likely be smaller. The recent volatility in the credit markets and losses sustained by many banks will likely make renewing this facility or arranging a replacement credit source more challenging and more expensive.
NOTE E — HOMEBUILDING INTEREST
     The Company capitalizes homebuilding interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Additionally, the Company writes off a portion of the capitalized interest related to communities for which inventory impairments are recorded in accordance with SFAS No. 144. Historically, the Company’s inventory eligible for interest capitalization (“active inventory”) exceeded its debt levels. However, due to the Company’s inventory reduction strategies of slowing or suspending land development in certain communities and limiting the construction of unsold homes, the Company’s active inventory is now lower than its debt level. Therefore, a portion of the interest incurred is being expensed directly to interest expense. As all interest incurred is ultimately expensed, this only accelerates the expense recognition. In the three months ended December 31, 2008, the portion of interest incurred that was expensed directly to interest expense was $25.6 million.
     The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, expensed as interest expense, charged to cost of sales and written off during the three-month periods ended December 31, 2008 and 2007:

	Three Months Ended
	December 31,
	2008	2007
	(In millions)
Capitalized interest, beginning of period	$160.6	$338.7
Interest incurred	56.7	61.5
Interest expensed:
Directly to interest expense	(25.6)	—
Amortized to cost of sales	(31.1)	(58.0)
Written off with inventory impairments	(2.8)	(14.7)

Capitalized interest, end of period	$157.8	$327.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2008
NOTE F — WARRANTY COSTS
     The Company typically provides its homebuyers a one-year limited warranty for all materials and labor and a ten-year limited warranty for major construction defects. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built.
     Changes in the Company’s warranty liability during the three-month periods ended December 31, 2008 and 2007 were as follows:

	Three Months Ended
	December 31,
	2008	2007
	(In millions)
Warranty liability, beginning of period	$83.4	$116.0
Warranties issued	4.2	7.6
Changes in liability for pre-existing warranties	(7.1)	(5.6)
Settlements made	(7.1)	(11.3)

Warranty liability, end of period	$73.4	$106.7

NOTE G — MORTGAGE LOANS
     To manage the interest rate risk inherent in its mortgage operations, the Company hedges its risk using various derivative instruments, which include forward sales of mortgage-backed securities (MBS), Eurodollar Futures Contracts (EDFC) and put options on both MBS and EDFC. Use of the term “hedging instruments” in the following discussion refers to these securities collectively, or in any combination. The Company does not enter into or hold derivatives for trading or speculative purposes.
Mortgage Loans Held for Sale
     Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Newly originated loans that have been closed but not committed to third-party investors are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party investors typically within three days after origination. Effective October 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” for all loans originated on or after October 1, 2008. These mortgage loans held for sale are initially recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loan is sold. Mortgage loans held for sale originated prior to October 1, 2008 are carried at lower of cost or market. While the Company’s risk management policies with respect to interest rate risk and fair value changes in mortgage loans held for sale have not changed, the effect of this standard alleviated the complex documentation requirements to account for these instruments as designated fair value accounting hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Additionally, the recognition of net origination costs and fees associated with mortgage loans originated on or after October 1, 2008 are no longer deferred until the time of sale. There were no required cumulative adjustments to retained earnings because the Company chose to continue to account for mortgage loans held for sale originated prior to October 1, 2008 at the lower of cost or market. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     At December 31, 2008, mortgage loans held for sale accounted for under SFAS No. 159 had an aggregate fair value of $204.3 million and an aggregate outstanding principal balance of $201.2 million. The amount of mortgage loans held for sale originated prior to October 1, 2008 was not significant, with an outstanding principal balance of $1.6 million, and none of these mortgage loans were past due for 90 days or more. During the three months ended

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2008
December 31, 2008 and 2007, the Company had net gains on sales of loans of $7.3 million and $17.6 million, respectively.
     The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale, which for the three months ended December 31, 2008 was not significant, and is recognized in current earnings. In accordance with SFAS No. 133, the effectiveness of the fair value hedge in the prior year was monitored and any ineffectiveness, which for the three months ended December 31, 2007 was not significant, was recognized in current earnings. As of December 31, 2008, the Company had $41.2 million in mortgage loans held for sale not committed to third-party investors and the notional amounts of the hedging instruments related to those loans totaled $41.7 million.
Other Mortgage Loans
     Generally, mortgage loans are sold by the Company with limited recourse provisions which include industry-standard representations and warranties, primarily involving a minimum number of payments to be made by the borrower and/or misrepresentation by the borrower. The Company does not retain any other continuing interest related to mortgage loans sold in the secondary market. The Company’s other mortgage loans generally consist of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and often become real estate owned through the foreclosure process.
     Based on historical performance and current housing and credit market conditions, the Company has estimated and recorded a total loss reserve of $29.8 million and $30.5 million at December 31, 2008 and September 30, 2008, respectively. These reserves are for estimated losses on other mortgage loans, real estate owned and loans to be repurchased in the future due to the limited recourse provisions. Other mortgage loans, subject to nonrecurring fair value measurement, totaled $54.5 million at December 31, 2008, and had corresponding loss reserves of $17.9 million. Remaining loss reserves at December 31, 2008 included $4.0 million for real estate owned and a $7.9 million liability for loans anticipated to be repurchased in the future due to the limited recourse provisions. It is possible that future losses may exceed the amount of reserves and, if so, additional charges will be required.
Loan Commitments
     To meet the financing needs of its customers, the Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133 and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as derivative instruments recorded at fair value. In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109), which requires that the expected net future cash flows related to the associated servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of the commitment. SAB 109 was effective for the Company on January 1, 2008 and has been applied prospectively to commitments issued or modified after that date.
     The Company adopted SAB 109 in the second quarter of fiscal 2008. The related valuation of the IRLCs resulted in a $5.1 million reduction of revenues during the three months ended December 31, 2008. At December 31, 2008, the Company’s IRLCs totaled $214.8 million.
     The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in current earnings. As of December 31, 2008, the Company had approximately $35.2 million of best-efforts whole loan delivery commitments and $198.3 million of hedging instruments related to its IRLCs not yet committed to investors.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2008
     As part of a program to potentially offer homebuyers a below market interest rate on their home financing, the Company acquired $37.3 million in MBS which are accounted for at fair value with gains and losses recognized in current earnings. These gains and losses for the three months ended December 31, 2008 and 2007 were not significant.
NOTE H — FAIR VALUE MEASUREMENTS
     Effective October 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for fair value measurements of certain financial instruments. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange (exit) price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This standard establishes a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability. Observable inputs are those which can be easily seen by market participants while unobservable inputs are generally developed internally, utilizing management’s estimates and assumptions.
•	Level 1 — Valuation is based on quoted prices in active markets for identical assets and liabilities.

•	Level 2 — Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market.

•	Level 3 — Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on the Company’s own estimates about the assumptions that market participants would use to value the asset or liability.
     When available, the Company uses quoted market prices in active markets to determine fair value. The Company considers the principal market and nonperformance risk associated with the Company’s counterparties when determining the fair value measurements. Fair value measurements under SFAS No. 157 are used for IRLCs, mortgage loans held for sale, other mortgage loans and hedging instruments.
     The value of mortgage loans held for sale includes changes in estimated fair value from the date the loan is closed until the date the loan is sold. The fair value of mortgage loans held for sale is generally calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics; therefore, they have been classified as a Level 2 valuation. After consideration of nonperformance risk, no additional adjustments have been made by the Company to the fair value measurement of mortgage loans held for sale. Closed mortgage loans are typically sold within 30 days of origination limiting any nonperformance exposure period. In addition, the Company actively monitors the financial strength of its counterparties and has limited the number of counterparties utilized in loan sale transactions due to the current market volatility in the mortgage and bank environment.
     The hedging instruments utilized by the Company to manage its interest rate risk and hedge the changes in the fair value of mortgage loans held for sale are publicly traded derivatives with fair value measurements based on quoted market prices. Exchange-traded derivatives are considered Level 1 valuations because quoted prices for identical assets are used for fair value measurements. The Company had no exchange-traded derivatives at December 31, 2008. Over-the-counter derivatives, such as MBS, are classified as Level 2 valuations because quoted prices for similar assets are used for fair value measurements. The Company mitigates exposure to nonperformance risk associated with over-the-counter derivatives by limiting the number of counterparties and actively monitoring their financial strength and creditworthiness. Nonperformance risk associated with exchange-traded derivatives is considered minimal as these items are traded on the Chicago Mercantile Exchange. After consideration of nonperformance risk, no additional adjustments have been made by the Company to the fair value measurement of hedging instruments.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2008
     The fair values of IRLCs are also calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics; therefore, they have been classified as Level 2 valuations. These valuations do not contain adjustments for expirations as any expired commitments are excluded from the fair value measurement. After consideration of nonperformance risk, no additional adjustments have been made by the Company to the fair value measurements of IRLCs. The company generally only issues IRLCs for products that meet specific investor guidelines. Should any investor become insolvent, the Company would not be required to close the transaction based on the terms of the commitment. Since not all IRLCs will become closed loans, the Company adjusts its fair value measurements for the estimated amount of IRLCs that will not close, which historically has not been a significant adjustment.
     A summary of assets and liabilities at December 31, 2008 measured at fair value on a recurring basis were as follows:

	As of	Fair Value Measurements at
	December 31,	Reporting Date Using
	2008	Level 1	Level 2	Level 3
	(in millions)
Financial Services:
Mortgage Loans Held for Sale (a)	$204.3		$204.3
Interest Rate Lock Commitments (a)	$4.6		$4.6
Other Liabilities (a) (b)	$(4.3)		$(4.3)

(a)	Changes in fair value measurements are recorded to gain (loss) from sale of mortgage loans, which is a component of financial services revenues.

(b)	Represents hedging instruments related to IRLCs, mortgage loans held for sale and potential loan originations with below market interest rates.
     Related interest income for mortgage loans held for sale continues to be measured based on contractual interest rates and is included in financial services revenues.
     Other mortgage loans are measured at fair value on a nonrecurring basis and include performing and nonperforming mortgage loans. Other mortgage loans are reported in other assets at fair value based on the Company’s assessment of the value of the underlying collateral and are classified as Level 3 valuations.
NOTE I — INCOME TAXES
     The Company’s provision for income taxes for the three months ended December 31, 2008 was $1.3 million, compared with a benefit of $74.1 million in the corresponding prior year period. The Company’s effective income tax expense rate was 2.1% for the three-month period ended December 31, 2008, compared to an effective tax benefit rate of 36.5% for the three-month period ended December 31, 2007. The difference in the Company’s effective tax rate primarily results from the recording of valuation allowances against the Company’s deferred tax assets beginning in the second quarter of fiscal year 2008. The current period tax provision results primarily from state income taxes on business operations conducted in states where the Company is profitable and small adjustments to the previously recorded valuation allowance.
     At December 31, 2008, the Company had a federal income tax receivable of $54.5 million, relating to a net operating loss carryback from its 2008 year. During the three months ended December 31, 2008, the Company received a federal income tax refund of $621.7 million with respect to its 2008 year. The Company expects to receive the $54.5 million receivable in the form of a refund after it files its final tax return for fiscal 2008 in June, 2009. The refund will be created from the carryback of a tax loss generated in fiscal 2008 against taxable income in fiscal 2006.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2008
     At December 31, 2008 and September 30, 2008, the Company had deferred tax assets of $1.2 billion, offset by valuation allowances of $984.4 million and $961.3 million, respectively. A substantial portion of the net deferred tax asset of $213.5 million at December 31, 2008 is expected to be recovered through the carryback of federal tax losses to be generated in fiscal 2009, primarily through the sale of homes which had been impaired in fiscal 2008 and before. Federal tax losses realized in fiscal 2009 can be carried back to fiscal 2007 when the Company had taxable income of $616.0 million. The remainder of the net deferred tax asset is expected to be recovered through state income tax loss carrybacks. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcome of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position. The Company’s ability to sell and close an adequate amount of previously impaired homes in fiscal 2009 is a significant assumption required for full recovery of the net deferred tax asset. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.
     The total amount of unrecognized tax benefits was $18.7 million as of December 31, 2008 and September 30, 2008 (which includes interest, penalties, and the tax benefit relating to the deductibility of interest and state income taxes). All tax positions, if recognized, would affect the Company’s effective income tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly decrease or increase within twelve months of the current reporting date.
     The Company is subject to federal income tax and to income tax in multiple states. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2004 through 2008. The Company is currently being audited by the IRS and various states. The IRS commenced an examination of the Company’s tax returns for 2004 and 2005 in January 2007 that is anticipated to be completed within the next twelve months. The Company does not anticipate the results of the examination will have a material impact on its consolidated financial position, results of operations or cash flows.
NOTE J — LOSS PER SHARE
     The following table sets forth the numerators and denominators used in the computation of basic and diluted loss per share for the three months ended December 31, 2008 and 2007. In both periods, all outstanding stock options were excluded from the computation because they were antidilutive due to the net loss recorded during each period.

	Three Months Ended
	December 31,
	2008	2007
	(In millions)
Numerator:
Net loss	$(62.6)	$(128.8)

Denominator:
Denominator for basic and diluted loss per share— adjusted weighted average common shares	316.7	315.0

NOTE K — STOCKHOLDERS’ EQUITY
     The Company has an automatically effective universal shelf registration statement registering debt and equity securities that it may issue from time to time in amounts to be determined. Under SEC rules, this shelf registration statement expires in June 2009. The Company expects to renew the registration of the universal shelf prior to that time. Also, at December 31, 2008, the Company had the capacity to issue approximately 22.5 million shares of common stock under its acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2008
     In November 2008, upon expiration of the previous authorization, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. The new authorization is effective from December 1, 2008 to November 30, 2009. All of the $100 million authorization was remaining at December 31, 2008.
     During the three months ended December 31, 2008, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on December 18, 2008 to stockholders of record on December 8, 2008. In January 2009, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on February 26, 2009 to stockholders of record on February 16, 2009. Quarterly cash dividends of $0.15 per common share were declared in the comparable quarters of fiscal 2008.
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
     Management believes that, while the outcome of these contingencies cannot be predicted with certainty, the liabilities arising from these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds management’s estimates reflected in the recorded reserves relating to these matters, the Company could incur additional charges that could be significant.
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
December 31, 2008
and will defend them vigorously. However, as the action is still in its early stages, the Company is unable to express an opinion as to the likelihood of an unfavorable outcome or the amount of damages, if any.
     In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At December 31, 2008, the Company had total deposits of $40.7 million, comprised of cash deposits of $35.1 million, promissory notes of $3.0 million, and letters of credit and surety bonds of $2.6 million, to purchase land and lots with a total remaining purchase price of $614.8 million. Within the land and lot option purchase contracts in force at December 31, 2008, there were a limited number of contracts, representing only $30.8 million of remaining purchase price, subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations.
     Included in the total deposits of $40.7 million were $17.5 million of deposits related to land and lot option purchase contracts for which the Company does not expect to exercise its option to purchase the land or lots, but the contract has not yet been terminated. The remaining purchase price of land and lots subject to those contracts was $195.4 million. Consequently, the deposits relating to these contracts have been written off, resulting in a net deposit balance of $23.2 million at December 31, 2008. The majority of land and lots under contract are currently expected to be purchased within three years, based on the Company’s assumptions as to the extent it will exercise its options to purchase such land and lots.
     Additionally, in the normal course of its business activities, the Company provides standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At December 31, 2008, outstanding standby letters of credit were $67.7 million and surety bonds were $1.4 billion. The Company’s revolving credit facility provides for additional capacity of up to $932.3 million for standby letters of credit, subject to the borrowing base limitation of $15.1 million as discussed in Note D.
NOTE M — RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which partially defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows (see Note H). The Company is currently evaluating the impact of adopting the remaining provisions of SFAS No. 157; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
December 31, 2008
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
     In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The staff position amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This position is effective for financial statements issued for interim periods and fiscal years ending after December 15, 2008. The adoption of this pronouncement, which is related to disclosure only, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2008
NOTE N — SEGMENT INFORMATION
     The Company’s 32 homebuilding operating divisions and its financial services operation are its operating segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As reflected in the current year presentation, the homebuilding operating segments are aggregated into six reporting segments and the financial services operating segment is its own reporting segment. Previously, the Company presented seven homebuilding reporting segments, based on its seven operating regions which had been determined to be its operating segments. During the fourth quarter of fiscal 2008, the Company reassessed the level at which the SFAS No. 131 operating segment criteria is met, and as a result, changed its operating segments from the operating regions to the operating divisions. This determination was based on changes to the Company’s management structure and decision-making processes, which have evolved primarily due to the difficult market conditions and the decrease in size of the Company’s operations.
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
     Homebuilding is the Company’s core business, generating 98% of consolidated revenues during the three months ended December 31, 2008 and 2007. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land for residential purposes and the construction and sale of residential homes on such land in 27 states and 77 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2008
     The accounting policies of the reporting segments are described throughout Note A in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2008.

	Three Months Ended December 31,
		Restated
	2008	2007
	(In millions)
Revenues
Homebuilding revenues:
East	$75.9	$158.7
Midwest	71.7	158.9
Southeast	147.1	234.4
South Central	255.0	348.8
Southwest	137.5	391.4
West	213.1	415.4

Total homebuilding revenues	$900.3	$1,707.6

Financial services revenues	$17.7	$35.0

Consolidated revenues	$918.0	$1,742.6

Inventory Impairments
East	$4.1	$19.1
Midwest	3.8	4.2
Southeast	3.8	21.8
South Central	—	10.1
Southwest	1.9	—
West	41.5	188.3

Total inventory impairments	$55.1	$243.5

Income (Loss) before Income Taxes (1)
Homebuilding income (loss) before income taxes:
East	$(10.9)	$(25.9)
Midwest	(11.6)	0.5
Southeast	(5.1)	(21.3)
South Central	11.8	2.8
Southwest	3.0	36.1
West	(45.6)	(202.0)

Total homebuilding loss before income taxes	$(58.4)	$(209.8)

Financial services income (loss) before income taxes	$(2.9)	$6.9

Consolidated loss before income taxes	$(61.3)	$(202.9)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2008

	December 31,	September 30,
	2008	2008
	(In millions)
Homebuilding Inventories (2):
East	$592.4	$594.5
Midwest	467.2	473.8
Southeast	757.6	799.6
South Central	883.1	939.7
Southwest	374.6	423.6
West	1,162.2	1,258.4
Corporate and unallocated (3)	189.0	193.6

Total homebuilding inventory	$4,426.1	$4,683.2

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to the operations of the Company’s corporate office.

(2)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(3)	Primarily consists of capitalized interest and property taxes.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2008
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
Consolidating Balance Sheet
December 31, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$1,864.0	$15.0	$34.1	$—	$1,913.1
Investments in subsidiaries	1,077.1	—	—	(1,077.1)	—
Inventories	1,361.4	3,006.9	57.8	—	4,426.1
Property and equipment, net	23.8	26.5	20.4	—	70.7
Income taxes receivable	54.5	—	—	—	54.5
Deferred income taxes, net	67.2	146.3	—	—	213.5
Earnest money deposits and other assets	69.4	108.1	101.7	(2.3)	276.9
Mortgage loans held for sale	—	—	204.2	—	204.2
Goodwill	—	15.9	—	—	15.9
Intercompany receivables	1,898.5	—	—	(1,898.5)	—

Total Assets	$6,415.9	$3,318.7	$418.2	$(2,977.9)	$7,174.9

LIABILITIES & EQUITY
Accounts payable and other liabilities	$248.9	$566.5	$108.3	$(2.3)	$921.4
Intercompany payables	—	1,857.6	40.9	(1,898.5)	—
Notes payable	3,404.1	1.3	55.9	—	3,461.3

Total Liabilities	3,653.0	2,425.4	205.1	(1,900.8)	4,382.7

Minority interests	—	—	29.3	—	29.3

Total Equity	2,762.9	893.3	183.8	(1,077.1)	2,762.9

Total Liabilities & Equity	$6,415.9	$3,318.7	$418.2	$(2,977.9)	$7,174.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2008
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Balance Sheet
September 30, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$1,261.5	$90.1	$35.7	$—	$1,387.3
Investments in subsidiaries	1,073.4	—	—	(1,073.4)	—
Inventories	1,443.8	3,177.8	61.6	—	4,683.2
Property and equipment, net	16.1	29.1	20.7	—	65.9
Income taxes receivable	676.2	—	—	—	676.2
Deferred income taxes, net	67.2	146.3	—	—	213.5
Earnest money deposits and other assets	91.1	118.2	109.5	(3.3)	315.5
Mortgage loans held for sale	—	—	352.1	—	352.1
Goodwill	—	15.9	—	—	15.9
Intercompany receivables	2,056.4	—	—	(2,056.4)	—

Total Assets	$6,685.7	$3,577.4	$579.6	$(3,133.1)	$7,709.6

LIABILITIES & EQUITY
Accounts payable and other liabilities	$307.9	$681.7	$110.1	$(3.3)	$1,096.4
Intercompany payables	—	2,008.1	48.3	(2,056.4)	—
Notes payable	3,543.5	1.4	203.5	—	3,748.4

Total Liabilities	3,851.4	2,691.2	361.9	(2,059.7)	4,844.8

Minority interests	—	—	30.5	—	30.5

Total Equity	2,834.3	886.2	187.2	(1,073.4)	2,834.3

Total Liabilities & Equity	$6,685.7	$3,577.4	$579.6	$(3,133.1)	$7,709.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2008
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Three Months Ended December 31, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$180.3	$714.4	$5.6	$—	$900.3
Cost of sales	185.2	626.0	5.4	—	816.6

Gross profit (loss)	(4.9)	88.4	0.2	—	83.7
Selling, general and administrative expense	44.8	80.8	1.4	—	127.0
Equity in (income) of subsidiaries	(4.3)	—	—	4.3	—
Interest expense	25.6	—	—	—	25.6
(Gain) on early retirement of debt	(6.2)	—	—	—	(6.2)
Other (income) expense	(3.5)	0.9	(1.7)	—	(4.3)

	(61.3)	6.7	0.5	(4.3)	(58.4)

Financial Services:
Revenues	—	—	17.7	—	17.7
General and administrative expense	—	—	23.2	—	23.2
Interest expense	—	—	0.7	—	0.7
Interest and other (income)	—	—	(3.3)	—	(3.3)

	—	—	(2.9)	—	(2.9)

Income (loss) before income taxes	(61.3)	6.7	(2.4)	(4.3)	(61.3)
Provision for (benefit from) income taxes	1.3	1.0	—	(1.0)	1.3

Net income (loss)	$(62.6)	$5.7	$(2.4)	$(3.3)	$(62.6)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2008
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Three Months Ended December 31, 2007

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$308.9	$1,385.3	$13.4	$—	$1,707.6
Cost of sales	341.5	1,354.6	9.9	—	1,706.0

Gross profit (loss)	(32.6)	30.7	3.5	—	1.6
Selling, general and administrative expense	85.1	125.8	2.2	—	213.1
Equity in loss of subsidiaries	85.6	—	—	(85.6)	—
Other (income)	(0.4)	(1.3)	—	—	(1.7)

	(202.9)	(93.8)	1.3	85.6	(209.8)

Financial Services:
Revenues	—	—	35.0	—	35.0
General and administrative expense	—	—	30.5	—	30.5
Interest expense	—	—	1.3	—	1.3
Interest and other (income)	—	—	(3.7)	—	(3.7)

	—	—	6.9	—	6.9

Income (loss) before income taxes	(202.9)	(93.8)	8.2	85.6	(202.9)
Provision for (benefit from) income taxes	(74.1)	(34.2)	3.0	31.2	(74.1)

Net income (loss)	$(128.8)	$(59.6)	$5.2	$54.4	$(128.8)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2008
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Three Months Ended December 31, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash provided by operating activities	$588.3	$75.2	$154.1	$—	$817.6

INVESTING ACTIVITIES
Purchases of property and equipment	(1.3)	(1.2)	—	—	(2.5)

Net cash used in investing activities	(1.3)	(1.2)	—	—	(2.5)

FINANCING ACTIVITIES
Net change in notes payable	(129.9)	—	(147.6)	—	(277.5)
Net change in intercompany receivables/payables	157.2	(149.1)	(8.1)	—	—
Proceeds from stock associated with certain employee benefit plans	0.1	—	—	—	0.1
Cash dividends paid	(11.9)	—	—	—	(11.9)

Net cash provided by (used in) financing activities	15.5	(149.1)	(155.7)	—	(289.3)

Increase (decrease) in cash and cash equivalents	602.5	(75.1)	(1.6)	—	525.8
Cash and cash equivalents at beginning of period	1,261.5	90.1	35.7	—	1,387.3

Cash and cash equivalents at end of period	$1,864.0	$15.0	$34.1	$—	$1,913.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2008
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report and with our annual report on Form 10-K for the fiscal year ended September 30, 2008. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those described in the “Forward-Looking Statements” section following this discussion.
BUSINESS
     We are the largest homebuilding company in the United States based on homes closed during the twelve months ended December 31, 2008. We construct and sell high quality homes through our operating divisions in 27 states and 77 markets in the United States as of December 31, 2008, primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $90,000 to $900,000, with an average closing price of $217,700 during the three months ended December 31, 2008. Approximately 81% and 79% of home sales revenues were generated from the sale of single-family detached homes in the three months ended December 31, 2008 and 2007, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs.
     Through our financial services operations, we provide mortgage financing and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our wholly-owned subsidiary, provides mortgage financing services principally to purchasers of homes we build. We generally do not seek to retain or service the mortgages we originate but, rather, seek to sell the mortgages and related servicing rights to investors. DHI Mortgage originates loans in accordance with investor guidelines and historically has sold substantially all of its mortgage production within 30 days of origination. Our subsidiary title companies serve as title insurance agents by providing title insurance policies, examination and closing services, primarily to the purchasers of our homes.

     We conduct our homebuilding operations in all of the geographic regions, states and markets listed below, and we conduct our mortgage and title operations in many of these markets. Our homebuilding operating divisions are aggregated into six reporting segments, which are comprised of the markets below. Our financial statements contain additional information regarding segment performance.

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		South Central Region
Delaware	Central Delaware	Louisiana	Baton Rouge
	Delaware Shore	Mississippi	Mississippi Gulf Coast
Georgia	Savannah	Oklahoma	Oklahoma City
Maryland	Baltimore	Texas	Austin
	Suburban Washington, D.C.		Dallas
New Jersey	North New Jersey		Fort Worth
	South New Jersey		Houston
North Carolina	Brunswick County		Killeen/Temple
	Charlotte		Laredo
	Greensboro/Winston-Salem		Rio Grande Valley
	Raleigh/Durham		San Antonio
Pennsylvania	Philadelphia		Waco
Lancaster
South Carolina	Charleston		Southwest Region
	Columbia	Arizona	Phoenix
	Hilton Head		Tucson
	Myrtle Beach	New Mexico	Albuquerque
Virginia	Northern Virginia		Las Cruces

	Midwest Region		West Region
Colorado	Colorado Springs	California	Bay Area
	Denver		Central Valley
	Fort Collins		Imperial Valley
Illinois	Chicago		Los Angeles County
Minnesota	Minneapolis/St. Paul		Riverside/San Bernardino
Wisconsin	Kenosha		Sacramento
San Diego County
	Southeast Region		Ventura County
Alabama	Birmingham	Hawaii	Hawaii
	Mobile		Kauai
Florida	Daytona Beach		Maui
	Fort Myers/Naples		Oahu
	Jacksonville	Idaho	Boise
	Melbourne	Nevada	Las Vegas
	Miami/West Palm Beach		Laughlin
	Ocala		Reno
	Orlando	Oregon	Albany
	Pensacola		Central Oregon
	Tampa		Portland
Georgia	Atlanta	Utah	Salt Lake City
	Macon	Washington	Bellingham
Eastern Washington
Seattle/Tacoma
Vancouver

OVERVIEW
     During the first quarter of fiscal 2009, conditions within the homebuilding industry remained very challenging. The decline in demand for new homes continues to be reflected in the volume of our net sales orders, which was 35% lower than in the first quarter of fiscal 2008, and the average selling price of those orders was down 6%. Consequently, the value of our sales order backlog at December 31, 2008 was 56% lower than a year ago.
     The factors hurting demand for new homes continue to intensify and have been pervasive across the United States. High inventory levels of both new and existing homes, elevated cancellation rates, low sales absorption rates and overall weak consumer confidence have persisted. The effects of these factors have been further magnified by credit tightening in the mortgage markets, increasing home foreclosures and severe shortages of liquidity in the financial markets. In recent months, the overall economy has weakened significantly and fears of a prolonged recession are now pronounced due to rising unemployment levels, further deterioration in consumer confidence and reduced consumer spending. These factors have caused our sales volume to be significantly reduced.
     We continue to remain cautious regarding our outlook for the homebuilding industry. We believe that housing market conditions may continue to deteriorate, and that the timing of a recovery in the housing market remains unclear. Our outlook incorporates several factors, including continued margin pressure from sales price reductions and incentives; continued high levels of new and existing homes available for sale; weak demand from new home consumers; continued high sales cancellations; significant restrictions on the availability of certain mortgage products and an overall increase in the underwriting requirements for home financing as a result of the credit tightening in the mortgage markets.
     Due to the challenging market conditions discussed above, we have continued to evaluate our homebuilding and financial services assets for recoverability in accordance with the appropriate accounting standards. Our most significant assets, excluding cash, and those whose recoverability are most impacted by industry conditions include inventory, earnest money deposits and pre-acquisition costs related to land and lot option contracts, tax assets, both on amounts reflected as deferred and as a receivable, and owned mortgage loans, which collectively comprise 95% of our total non-cash assets. Our evaluations reflected our expectation of continued and increasing challenges in the homebuilding industry, and our belief that these challenging conditions will persist for some time. Based on our evaluations, we recorded inventory impairment charges of $55.1 million, wrote-off earnest money deposits and pre-acquisition costs related to land and lot option contracts we no longer plan to pursue of $1.1 million, and recorded expense of $3.5 million associated with limited recourse provisions on previously sold mortgage loans during the three months ended December 31, 2008. While these impairment charges and write-offs were less than the amounts recorded during fiscal 2008, continued weakness in market conditions will require us to continually evaluate whether further impairment charges, valuation adjustments or write-offs are necessary on these assets in the coming quarters. Additional discussion of these evaluations and charges is presented below.
STRATEGY
     We believe the long-term fundamentals which support housing demand, namely population growth and household formation, remain solid. However, it is not possible to predict how long the negative effects of the current market conditions will persist or to what extent they will continue to deteriorate. Consequently, we have aggressively sought to reduce our inventory levels and increase our cash balances. We have been successful in generating substantial cash flow from operations primarily through inventory reductions, as well the receipt of a tax refund from a loss carryback, allowing us to increase our cash balances and decrease debt levels. At December 31, 2008, we had accumulated a cash balance sufficient to pay off our scheduled public debt maturities in the near term. This increase in our liquidity will provide us with additional flexibility in determining the appropriate operating strategy for each of our communities and markets to strike the best balance between cash flow generation and potential profit. With this enhanced flexibility, we remain committed to the following initiatives related to our operating strategy in the current homebuilding business environment:
•	Maintaining a strong cash balance and overall liquidity position.

•	Managing the sales prices and level of sales incentives on our homes as necessary to optimize the balance of sales volumes, returns and cash flows.

•	Reducing our land and lot inventory from current levels by:

—	selling and constructing homes;

—	opportunistically selling excess land and lots;

—	significantly restricting our spending for land and lot purchases;

—	decreasing our land development spending or suspending development in many communities until market conditions improve;

—	renegotiating or canceling land option purchase contracts; and

—	limiting purchases of finished lots to those needed to meet immediate demand for homes in selected markets and submarkets.
•	Controlling our inventory of homes under construction by limiting the construction of unsold homes and aggressively marketing our unsold, completed homes in inventory.

•	Decreasing our cost of goods purchased from both vendors and subcontractors.

•	Continuing to modify our product offerings to provide more affordable homes.

•	Decreasing our SG&A infrastructure to be in line with our reduced expectations of production levels.

•	Reducing our level of debt by utilizing cash balances and cash flows from operations.
     These initiatives allowed us to generate cash flows from operations during the current quarter, which we utilized to increase our liquidity and reduce our outstanding debt. Although we cannot provide any assurances that these initiatives will be successful, we expect that our operating strategy will allow us to continue to maintain a strong balance sheet and liquidity position.
KEY RESULTS
     Key financial results as of and for the three months ended December 31, 2008, as compared to the same period of 2007, were as follows:
Homebuilding Operations:
•	Homebuilding revenues decreased 47% to $900.3 million.

•	Homes closed decreased 38% to 4,068 homes and the average selling price of those homes decreased 11% to $217,700.

•	Net sales orders decreased 35% to 2,777 homes.

•	Sales order backlog decreased 56% to $889.1 million.

•	Home sales gross margins increased 120 basis points to 15.5%.

•	Inventory impairments and land option cost write-offs were $56.2 million, compared to $245.5 million.

•	Homebuilding SG&A expenses decreased 40% to $127.0 million, but increased as a percentage of homebuilding revenues by 160 basis points to 14.1%.

•	Homebuilding pre-tax loss was $58.4 million, compared to a pre-tax loss of $209.8 million.

•	Homes in inventory declined by 6,600 to 10,700.

•	Owned lots declined by 46,000 to 97,000.

•	Homebuilding debt decreased by $0.2 billion to $3.4 billion.

•	Net homebuilding debt to total capital decreased 400 basis points to 35.5%, and gross homebuilding debt to total capital increased 1,510 basis points to 55.2%.

•	Homebuilding cash was $1.9 billion, compared to $90.4 million at December 31, 2007.

Financial Services Operations:
•	Total financial services revenues decreased 49% to $17.7 million.

•	Financial services pre-tax loss was $2.9 million, compared to pre-tax income of $6.9 million.

•	Financial services debt decreased by $50.0 million to $55.9 million.
Consolidated Results:
•	Net loss per share was $0.20, compared to net loss per share of $0.41.

•	Net loss was $62.6 million, compared to net loss of $128.8 million.

•	Stockholders’ equity decreased 49% to $2.8 billion.

•	Net cash provided by operations was $817.6 million, compared to $557.7 million.
RESULTS OF OPERATIONS — HOMEBUILDING
     The following tables set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three months ended December 31, 2008 and 2007. We have restated the 2007 amounts between reporting segments to conform to the 2008 presentation.

	Net Sales Orders (1)
	Three Months Ended December 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2008	2007	Change	2008	2007	Change	2008	2007	Change
East	253	344	(26)%	$56.3	$88.9	(37)%	$222,500	$258,400	(14)%
Midwest	165	297	(44)%	44.8	80.7	(44)%	271,500	271,700	—%
Southeast	585	581	1%	103.1	107.7	(4)%	176,200	185,400	(5)%
South Central	986	1,585	(38)%	173.2	277.3	(38)%	175,700	175,000	—%
Southwest	352	729	(52)%	59.1	136.5	(57)%	167,900	187,200	(10)%
West	436	709	(39)%	131.0	235.0	(44)%	300,500	331,500	(9)%

	2,777	4,245	(35)%	$567.5	$926.1	(39)%	$204,400	$218,200	(6)%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations which are presented below.

	Sales Order Cancellations
	Three Months Ended December 31,
					Sales Order
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate
	2008	2007	2008	2007	2008	2007
East	109	271	$28.7	$67.6	30%	44%
Midwest	83	128	23.2	41.5	33%	30%
Southeast	299	515	59.5	133.2	34%	47%
South Central	672	935	112.6	161.5	41%	37%
Southwest	227	999	45.9	222.1	39%	58%
West	293	550	94.4	210.8	40%	44%

	1,683	3,398	$364.3	$836.7	38%	44%

	Sales Order Backlog
	December 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
			%			%			%
	2008	2007	Change	2008	2007	Change	2008	2007	Change
East	421	938	(55)%	$98.7	$237.6	(58)%	$234,400	$253,300	(7)%
Midwest	234	374	(37)%	64.7	116.2	(44)%	276,500	310,700	(11)%
Southeast	652	849	(23)%	132.3	205.5	(36)%	202,900	242,000	(16)%
South Central	1,561	2,374	(34)%	278.8	428.8	(35)%	178,600	180,600	(1)%
Southwest	472	2,393	(80)%	94.3	500.8	(81)%	199,800	209,300	(5)%
West	666	1,210	(45)%	220.3	524.6	(58)%	330,800	433,600	(24)%

	4,006	8,138	(51)%	$889.1	$2,013.5	(56)%	$221,900	$247,400	(10)%

	Homes Closed
	Three Months Ended December 31,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2008	2007	Change	2008	2007	Change	2008	2007	Change
East	319	600	(47)%	$75.8	$157.9	(52)%	$237,600	$263,200	(10)%
Midwest	259	523	(50)%	71.7	156.6	(54)%	276,800	299,400	(8)%
Southeast	716	930	(23)%	136.5	211.9	(36)%	190,600	227,800	(16)%
South Central	1,424	1,904	(25)%	253.7	344.6	(26)%	178,200	181,000	(2)%
Southwest	692	1,475	(53)%	135.5	321.2	(58)%	195,800	217,800	(10)%
West	658	1,117	(41)%	212.6	414.8	(49)%	323,100	371,400	(13)%

	4,068	6,549	(38)%	$885.8	$1,607.0	(45)%	$217,700	$245,400	(11)%

Total Homebuilding Revenues

	Three Months Ended December 31,
	2008	2007	% Change
	(In millions)
East	$75.9	$158.7	(52)%
Midwest	71.7	158.9	(55)%
Southeast	147.1	234.4	(37)%
South Central	255.0	348.8	(27)%
Southwest	137.5	391.4	(65)%
West	213.1	415.4	(49)%

	$900.3	$1,707.6	(47)%

	Inventory Impairments and Land Option Cost Write-offs
	Three Months Ended December 31,
	2008			2007
		Land Option			Land Option
	Inventory	Cost Write-offs		Inventory	Cost Write-offs
	Impairments	(Recoveries)	Total	Impairments	(Recoveries)	Total
	(In millions)
East	$4.1	$(0.1)	$4.0	$19.1	$1.2	$20.3
Midwest	3.8	—	3.8	4.2	—	4.2
Southeast	3.8	(0.1)	3.7	21.8	0.3	22.1
South Central	—	1.7	1.7	10.1	0.2	10.3
Southwest	1.9	0.1	2.0	—	(0.3)	(0.3)
West	41.5	(0.5)	41.0	188.3	0.6	188.9

	$55.1	$1.1	$56.2	$243.5	$2.0	$245.5

	Carrying Values of Potentially Impaired and Impaired Communities
	December 31, 2008
		Inventory with
		Impairment Indicators		Impaired Communities
					Inventory
	Total				Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
	(Values in millions)
East	100	25	$211.9	4	$19.4	$15.3
Midwest	58	16	184.8	7	25.8	22.0
Southeast	171	41	237.8	7	24.3	20.5
South Central	234	41	173.4	—	—	—
Southwest	78	9	65.2	1	8.8	6.9
West	171	64	499.9	21	133.6	92.1

	812	196	$1,373.0	40	$211.9	$156.8

	September 30, 2008
		Inventory with
		Impairment Indicators		Impaired Communities
					Inventory
	Total				Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
	(Values in millions)
East	105	46	$436.9	19	$163.8	$79.0
Midwest	62	20	204.8	9	93.6	58.4
Southeast	176	78	485.5	37	241.7	153.7
South Central	241	57	207.1	15	38.1	30.5
Southwest	79	25	237.1	15	158.7	105.7
West	178	80	614.8	32	271.9	175.8

	841	306	$2,186.2	127	$967.8	$603.1

(1)	A community may consist of land held for development, residential land and lots developed and under development, and construction in progress and finished homes. A particular community often includes inventory in more than one category. Further, a community may contain multiple parcels with varying product types (e.g. entry level and move-up single family detached, as well as attached product types).

Homebuilding Income (Loss) before Income Taxes (1)

	Three Months Ended December 31,
	2008		2007
		% of		% of
		Region		Region
	$’s	Revenues	$’s	Revenues
	(In millions)
East	$(10.9)	(14.4)%	$(25.9)	(16.3)%
Midwest	(11.6)	(16.2)%	0.5	0.3%
Southeast	(5.1)	(3.5)%	(21.3)	(9.1)%
South Central	11.8	4.6%	2.8	0.8%
Southwest	3.0	2.2%	36.1	9.2%
West	(45.6)	(21.4)%	(202.0)	(48.6)%

	$(58.4)	(6.5)%	$(209.8)	(12.3)%

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to the operations of our corporate office.
Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Three Months Ended December 31,
	2008	2007
Gross profit — Home sales	15.5%	14.3%
Gross profit — Land/lot sales	19.3%	17.9%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(6.2)%	(14.4)%
Gross profit — Total homebuilding	9.3%	0.1%
Selling, general and administrative expense	14.1%	12.5%
Interest expense	2.8%	—%
(Gain) on early retirement of debt	(0.7)%	—%
Other (income)	(0.5)%	(0.1)%
Loss before income taxes	(6.5)%	(12.3)%
Net Sales Orders and Backlog
     Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations. The value of net sales orders decreased 39%, to $567.5 million (2,777 homes) for the three months ended December 31, 2008, from $926.1 million (4,245 homes) for the same period of 2007. The number of net sales orders decreased 35% for the three months ended December 31, 2008 compared to the same period of 2007, reflecting the continued reduction of demand for new homes in most homebuilding markets. The volume of our net sales orders for the month ended January 31, 2009 continued to reflect the weakness experienced during the first quarter and decreased 33% compared to the month ended January 31, 2008. We believe the most significant factors contributing to the slowing of demand for new homes in most of our markets include a continued high level of new and existing homes for sale, which includes foreclosed homes for sale, a decrease in the availability of mortgage financing for many potential homebuyers which has been further impacted by the recent uncertainty in the financial markets and a decline in homebuyer consumer confidence. Many prospective homebuyers continue to approach the purchase decision more tentatively due to continued increases in price concessions and sales incentives offered on both new and existing homes, concern over their ability to sell an existing home or obtain mortgage financing and the general uncertainty surrounding the housing market and weakness in the overall economy. We continue to manage our sales incentives and pricing on a community by community basis in an attempt to optimize the balance of sales volumes, profits, returns and cash flows. However, the factors above, combined with the continued pricing responses of our competitors, have limited the impact of our pricing efforts on sales. Further contributing to the decline in sales has been the elimination of seller funded down payment assistance programs for FHA insured loans, as discussed below.
     In comparing the three-month period ended December 31, 2008 to the same period of 2007, the value of net sales orders decreased significantly in five of our six market regions, and to a lesser extent in our Southeast region. These decreases were primarily due to substantially similar decreases in the number of homes sold in the respective regions. In our East, Southwest and West regions, the decline in average selling price also contributed significantly to the decline in the value of net sales orders.
     The average price of our net sales orders in the three months ended December 31, 2008 was $204,400, a decrease of 6% from the $218,200 average in the comparable period of 2007. The average price of our net sales orders decreased in most of our market regions, due primarily to price reductions and increased incentives in our California, Maryland, Nevada, New Jersey and Arizona markets. In general, our pricing is dependent on the demand for our homes, and declines in our average selling prices are due in large part to increases in the use of price reductions and sales incentives in order to attempt to achieve an appropriate sales absorption pace. Further, as the inventory of existing homes for sale, which includes an increasing number of foreclosed homes, has continued to be high, it has led to the need to ensure our pricing is competitive with comparable existing home sales prices. We monitor and may adjust our product mix, geographic mix and pricing within our homebuilding markets in an effort to keep our core product offerings affordable for our target customer base, typically first-time and move-up homebuyers. To a lesser extent than the competitive factors discussed above, this has also contributed to decreases in the average selling price.
     Our sales order cancellation rates (cancelled sales orders divided by gross sales orders for the period) during the first quarter of fiscal 2009 was 38%, compared to 44% during the same period of fiscal 2008, and 47% during the fourth quarter of fiscal 2008. These elevated cancellation rates reflect the ongoing challenges in most of our homebuilding markets, including the inability of many prospective homebuyers to sell their existing homes, the continued erosion of buyer confidence and credit tightening in the mortgage markets which began in late fiscal 2007. The shortage of liquidity in the financial markets during fiscal 2008 and into fiscal 2009 has further restricted the availability of credit. We anticipate that cancellation rates will remain elevated and may continue to fluctuate substantially until market conditions improve.
     In July 2008, Congress passed and the President signed into law H.R. 3221, which includes the “American Housing Rescue and Foreclosure Prevention Act of 2008.” Among other provisions, this law eliminated seller-funded down payment assistance on FHA insured loans approved on or after October 1, 2008. Of our total home closings in fiscal 2008, approximately 25% were funded with mortgage loans whereby the homebuyer used a seller-financed down payment assistance program. In the first quarter of fiscal 2008, approximately 13% of our total home closings were funded with a seller-financed down payment assistance program. While we will seek other down payment assistance and mortgage financing alternatives for our buyers, we expect the elimination of the seller-financed down payment assistance programs to continue to have a negative impact on our future sales and revenues.
     Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings principally due to cancellations, which in the current market conditions have been substantial. At December 31, 2008, the value of our backlog of sales orders was $889.1 million (4,006 homes), a decrease of 56% from $2,013.5 million (8,138 homes) at December 31, 2007. The average sales price of homes in backlog was $221,900 at December 31, 2008, down 10% from the $247,400 average at December 31, 2007. The value of our sales order backlog decreased significantly across all of our market regions, reflecting the severity and pervasiveness of the national housing downturn. The sales order backlog of our Southwest region decreased substantially, reflecting the impact of unusually high cancellations in our Arizona markets, primarily due to softening in those markets during the fourth quarter of fiscal 2008.

Home Sales Revenue and Gross Profit
     Revenues from home sales decreased 45%, to $885.8 million (4,068 homes closed) for the three months ended December 31, 2008, from $1,607.0 million (6,549 homes closed) for the comparable period of 2007. The average selling price of homes closed during the three months ended December 31, 2008 was $217,700, down 11% from the $245,400 average for the same period of 2007. During the three months ended December 31, 2008, home sales revenues decreased significantly in all of our market regions, reflecting continued weak demand and the resulting decline in net sales order volume and pricing in recent quarters.
     The number of homes closed in the three months ended December 31, 2008 decreased 38% due to decreases in all of our market regions. As a result of the decline in net sales orders during recent quarters and the decline in our sales order backlog, we expect to close fewer homes in fiscal 2009 than we closed in fiscal 2008, and we may close fewer homes in the upcoming quarters than we closed in this quarter. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and amount of revenue we will generate.
     Revenues from home sales in the three month-periods ended December 31, 2008 and 2007 were increased by $1.1 million and $21.2 million, respectively, from changes in profit deferred pursuant to Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate.” The home sales profit related to our mortgage loans held for sale is deferred in instances where a buyer finances a home through our wholly-owned mortgage company and has not made an adequate initial or continuing investment as prescribed by SFAS No. 66. As of December 31, 2008, the balance of deferred profit related to such mortgage loans held for sale was $4.7 million, compared to $5.8 million at September 30, 2008. The declines in both the deferred profit balance and the change in revenues from the year ago quarter are mainly due to the reduced availability of the mortgage types whose use generally resulted in the SFAS No. 66 profit deferral.
     Gross profit from home sales decreased by 40%, to $137.1 million for the three months ended December 31, 2008, from $229.1 million for the comparable period of 2007. As a percentage of home sales revenues, gross profit from home sales increased 120 basis points, to 15.5%. Approximately 170 basis points of the increase in the home sales gross profit percentage was a result of the average cost of our homes declining by more than our average selling prices, caused by a greater portion of our closings occurring in our South Central region, which has experienced more stable housing conditions than our other regions, and the effects of prior inventory impairments on homes closed during the current quarter. Additionally, reductions in the estimated costs to complete certain development projects, the effects of which were magnified by lower homebuilding revenues during the current quarter, contributed approximately 50 basis points to the gross profit percentage increase. Partially offsetting these increases, our home sales gross margin decreased approximately 100 basis points due to the recognition of a lesser amount of previously deferred gross profit during the current quarter compared to the year ago quarter. Future changes in gross profit percentages are dependent on our future need for the use of sales incentives and price adjustments to generate an adequate volume of home closings and cannot be predicted in the current housing market.
     During the first quarter of fiscal 2009, when we performed our quarterly inventory impairment analysis, the assumptions utilized continue to reflect our outlook for the homebuilding industry and its impact on our business. This outlook incorporates our belief that housing market conditions may continue to deteriorate, and that these challenging conditions will persist for some time. Accordingly, our current quarter impairment evaluation again indicated a significant number of communities with impairment indicators. Communities with a combined carrying value of $1,373.0 million as of December 31, 2008, had indicators of potential impairment and were evaluated for impairment. The analysis of each of these communities generally assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community or in comparable communities in order to generate an acceptable absorption rate. While it is difficult to determine a timeframe for a given community in the current market conditions, we estimated the remaining lives of these communities to range from six months to in excess of ten years. Through this evaluation process, we determined that communities with a carrying value of $211.9 million as of December 31, 2008, the largest portion of which was in the West region, were impaired. As a result, during the three months ended December 31, 2008, we recorded impairment charges of $55.1 million to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $243.5 million in the prior year period. In performing our quarterly inventory impairment analysis, we increased the discount rates utilized in our estimated discounted cash flow analyses used for valuation purposes of communities determined to be impaired from a range of 13% to 17%, to a range of 15% to 19%, which reflects our estimate of the increasing level of market risk present in the homebuilding and related mortgage lending industries. The increase in the discount rates increased the inventory impairment charge by $2.9 million. In the three months ended December 31, 2008, approximately 62% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 38% of the charges were recorded to residential construction in progress and finished homes inventory, compared to 60% and 40%, respectively, in the same period of 2007.
     Of the remaining $1,161.1 million of communities with impairment indicators which were determined not to be impaired at December 31, 2008, the largest concentrations were in Florida (17%), California (15%) and Texas (14%). It is possible that our estimate of undiscounted cash flows from these communities may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to construct the homes. The pricing and incentive levels are often inter-related with sales pace within a community such that a price reduction can be expected to increase the sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new homes and existing homes which may result from foreclosures. Additionally, if conditions in the broader economy, homebuilding industry or specific markets in which we operate worsen beyond current expectations, and as we re-evaluate specific community pricing and incentives, construction and development plans, and our overall land sale strategies, we may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges, which could be significantly higher than the current quarter charges.
     Based on a quarterly review of land and lot option contracts, we have written off earnest money deposits and pre-acquisition costs related to land and lot option contracts which we no longer plan to pursue. During the three-month periods ended December 31, 2008 and 2007, we wrote off $1.1 million and $2.0 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts. We have substantially reduced our portfolio of land and lot option purchase contracts, as well as the outstanding earnest money deposits associated with such, which totaled $23.2 million as of December 31, 2008. However, should the current weak homebuilding market conditions persist and we are unable to successfully renegotiate certain land purchase contracts, we may write off additional earnest money deposits and pre-acquisition costs.
     The inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 620 basis points in the three months ended December 31, 2008, compared to 1,440 basis points in the same period of 2007.
Land Sales Revenue and Gross Profit
     Land sales revenues decreased 86% to $14.5 million for the three months ended December 31, 2008, from $100.6 million in the comparable period of 2007. Of the $14.5 million of revenues in the current quarter, $10.2 million related to land sale transactions in the fourth quarter of fiscal 2008 for which recognition of the revenue had been deferred due to the terms of the sale. The gross profit percentage from land sales increased to 19.3% for the three months ended December 31, 2008, from 17.9% in the comparable period of the prior year. The fluctuations in revenues and gross profit percentages from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we also sell residential lots or land parcels to manage our land and lot supply. Due to the significant decline in demand for new homes, we have reduced our expectations of future home closing volumes, as well as our expected need for land and lots in the future. In markets where we own more land and lots than our expected needs in the next few years, we plan to attempt to sell excess lots and land parcels. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. The challenging market conditions for home sales also exist for the sale of land and lots; therefore, the revenues and gross profit from land sales can fluctuate significantly from period to period. As of December 31, 2008, we had $38.8 million of land held for sale which we expect to sell in the next twelve months.

Selling, General and Administrative (SG&A) Expense
     SG&A expense from homebuilding activities decreased by 40% to $127.0 million in the three months ended December 31, 2008, from $213.1 million in the comparable period of 2007. As a percentage of homebuilding revenues, SG&A expense increased 160 basis points, to 14.1% in the three-month period ended December 31, 2008, from 12.5%, in the comparable period of 2007. The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 58% of SG&A costs in both three-month periods ended December 31, 2008 and 2007. Those costs decreased by $49.9 million, or 40%, to $73.5 million in the three months ended December 31, 2008, from $123.4 million in the comparable period of 2007, largely due to our continued efforts to align the number of employees to match our current and anticipated home closing levels, as well as a decrease in incentive compensation, which is primarily based on profitability. Our homebuilding operations employed approximately 2,600 and 4,300 employees at December 31, 2008 and 2007, respectively. Most other SG&A cost components also decreased in the three months ended December 31, 2008 as compared to the same period of 2007, as a result of our efforts to reduce all costs throughout the company. The most substantial decreases occurred in advertising and depreciation.
     Our homebuilding SG&A expense as a percentage of revenues can vary significantly between quarters, depending largely on the fluctuations in quarterly revenue levels. We continue to adjust our SG&A infrastructure to support our expected closings volume; however, we cannot make assurances that our actions will permit us to maintain or improve upon the current SG&A expense as a percentage of revenues. It will become more difficult to reduce SG&A expense as the size of our operations decreases. If revenues continue to decrease and we are unable to sufficiently adjust our SG&A, future SG&A expense as a percentage of revenues may increase further.
Interest Incurred
     We capitalize homebuilding interest costs to inventory during development and construction. During the three-month period ended December 31, 2007, our inventory eligible for interest capitalization (“active inventory”) exceeded our debt levels. However, due to our inventory reduction strategies, slowing or suspending land development in certain communities and limiting the construction of unsold homes, our active inventory is now lower than our debt level. Therefore, we expensed $25.6 million of interest incurred during the three-month period ended December 31, 2008.
     Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, was 4.1% of total home and land/lot cost of sales in the three months ended December 31, 2008, compared to 4.0% in the same period of 2007. Interest incurred is related to the average level of our homebuilding debt outstanding during the period. Comparing the three months ended December 31, 2008 with the same period of 2007, interest incurred related to homebuilding debt decreased by 8%, to $56.7 million, due to an 8% decrease in our average homebuilding debt.
Gain on Early Retirement of Debt
     During the three months ended December 31, 2008, through unsolicited transactions, we repurchased a total of $136.1 million principal amount of various issues of our senior notes due in 2009, 2010 and 2016 for an aggregate purchase price of $129.7 million, plus accrued interest. We recognized a gain of $6.2 million, net of any unamortized discounts and fees, related to these repurchases which represents the difference between the principal amounts of the notes and the aggregate purchase price.
Other Income
     Other income, net of other expenses, associated with homebuilding activities was $4.3 million in the three months ended December 31, 2008, compared to $1.7 million in the comparable period of 2007. The largest component of other income in both periods was interest income, which increased in the current year period due to the increase in cash balances.

Homebuilding Results by Reporting Region
     East Region — Homebuilding revenues decreased 52% in the three months ended December 31, 2008, from the comparable period of 2007, primarily due to a 47% decrease in the number of homes closed, as well as a 10% decrease in the average selling price of those homes. The region reported a loss before income taxes of $10.9 million in the three months ended December 31, 2008, compared to a loss of $25.9 million for the same period of 2007. The losses were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $4.0 million and $20.3 million in the three months ended December 31, 2008 and 2007, respectively. The region’s gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) decreased 40 basis points in the three months ended December 31, 2008 compared to the same period of 2007. This decrease was a result of a decrease of approximately 100 basis points related to the recognition of previously deferred gross profit related to our mortgage loans held for sale, partially offset by slightly higher profit margins due to lower cost of our homes in the region.
     Midwest Region — Homebuilding revenues decreased 55% in the three months ended December 31, 2008, from the comparable period of 2007, primarily due to a 50% decrease in the number of homes closed, as well as an 8% decrease in the average selling price of those homes. The region reported a loss before income taxes of $11.6 million in the three months ended December 31, 2008, compared to income of $0.5 million for the same period of 2007. The reduction in income before income taxes was primarily due to a decrease in the region’s home sales gross profit percentage of 600 basis points in the three months ended December 31, 2008, compared to the same period of 2007. This decrease was the result of lower margins in our Chicago and Denver markets, as well as an increase in warranty costs on previously closed homes in our Denver market, combined with the sharp decrease in homebuilding revenues. Additionally, our revenues declined at a greater rate (55%) than our SG&A expense (37%), which also contributed to the loss before income taxes in this region.
     Southeast Region — Homebuilding revenues decreased 37% in the three months ended December 31, 2008, from the comparable period of 2007, primarily due to a 23% decrease in the number of homes closed, as well as a 16% decrease in the average selling price of those homes. The region reported a loss before income taxes of $5.1 million in the three months ended December 31, 2008, compared to a loss of $21.3 million for the same period of 2007. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $3.7 million and $22.1 million in the three months ended December 31, 2008 and 2007, respectively. The region’s home sales gross profit percentage increased 170 basis points in the three months ended December 31, 2008 compared to the same period of 2007, due to improved margins in our Atlanta, Orlando and Jacksonville markets, which offset a decline in our South Florida market.
     South Central Region — Homebuilding revenues decreased 27% in the three months ended December 31, 2008, from the comparable period of 2007, due to a 25% decrease in the number of homes closed. The region reported income before income taxes of $11.8 million in the three months ended December 31, 2008, compared to income of $2.8 million for the same period of 2007. The increase in income before income taxes was primarily due to a decrease in inventory impairment charges and earnest money and pre-acquisition cost write-offs, which were $1.7 million in the three months ended December 31, 2008, compared to $10.3 million in the same period of 2007. In addition, the region’s home sales gross profit percentage increased 220 basis points in the three months ended December 31, 2008 compared to the same period of 2007, due to improved margins in the majority of our markets.
     Southwest Region — Homebuilding revenues decreased 65% in the three months ended December 31, 2008, from the comparable period of 2007, primarily due to a 53% decrease in the number of homes closed, as well as a 10% decrease in the average selling price of those homes. The region reported income before income taxes of $3.0 million in the three months ended December 31, 2008, compared to $36.1 million for the same period of 2007. The decrease in income before income taxes was primarily due to a decrease in the region’s home sales gross profit percentage of 60 basis points in the three months ended December 31, 2008 compared to the same period of 2007, which was largely due to declines in our Phoenix market.
     West Region — Homebuilding revenues decreased 49% in the three months ended December 31, 2008, from the comparable period of 2007, primarily due to a 41% decrease in the number of homes closed, as well as a 13% decrease in the average selling price of those homes. The region reported a loss before income taxes of $45.6 million in the three months ended December 31, 2008, compared to a loss of $202.0 million for the same period of 2007. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-

offs totaling $41.0 million and $188.9 million in the three months ended December 31, 2008 and 2007, respectively. The majority of the inventory impairments relate to projects in our Las Vegas market. An increase in the region’s home sales gross profit percentage of 480 basis points in the three months ended December 31, 2008 compared to the same period of 2007 also contributed to the reduction in the loss before income taxes. The increase in the home sales gross profit percentage primarily resulted from the average cost of our homes declining due primarily to the effects of prior inventory impairments on homes closed during the current quarter, combined with reductions in the estimated costs to complete certain development projects, the effects of which were magnified by lower homebuilding revenues during the three months ended December 31, 2008.
     RESULTS OF OPERATIONS — FINANCIAL SERVICES
     The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three-month periods ended December 31, 2008 and 2007:

	Three Months Ended December 31,
	2008	2007	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	2,632	3,893	(32)%
Number of homes closed by D.R. Horton	4,068	6,549	(38)%
DHI Mortgage capture rate	65%	59%

Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	2,658	4,054	(34)%
Total number of loans originated or brokered by DHI Mortgage	2,993	4,291	(30)%
Captive business percentage	89%	94%

Loans sold by DHI Mortgage to third parties	3,643	5,420	(33)%

	Three Months Ended December 31,
	2008	2007	% Change
	(In millions)
Loan origination fees	$6.0	$7.5	(20)%
Sale of servicing rights and gains from sale of mortgages	7.3	17.6	(59)%
Other revenues	—	3.3	(100)%

Total mortgage operations revenues	13.3	28.4	(53)%
Title policy premiums, net	4.4	6.6	(33)%

Total revenues	17.7	35.0	(49)%
General and administrative expense	23.2	30.5	(24)%
Interest expense	0.7	1.3	(46)%
Interest and other (income)	(3.3)	(3.7)	(11)%

Income (loss) before income taxes	$(2.9)	$6.9	(142)%

Financial Services Operating Margin Analysis

	Percentages of Financial
	Services Revenues
	Three Months Ended December 31,
	2008	2007
General and administrative expense	131.1%	87.1%
Interest expense	4.0%	3.7%
Interest and other (income)	(18.6)%	(10.6)%
Income (loss) before income taxes	(16.4)%	19.7%

Mortgage Loan Activity
     The volume of loans originated and brokered by our mortgage operations is directly related to the number and value of homes closed by our homebuilding operations. In the three-month period ended December 31, 2008, total first-lien loans originated or brokered by DHI Mortgage for our homebuyers decreased by 32%, corresponding to the 38% decrease in the number of homes closed. The percentage decrease in loans originated was less than the percentage decrease in homes closed due to an increase in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing), to 65% in the current quarter, from 59% in the comparable prior year period.
     Home closings from our homebuilding operations constituted 89% of DHI Mortgage loan originations in the three-month period ended December 31, 2008, compared to 94% in the comparable period of 2007. This consistently high rate reflects DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations.
     The number of loans sold to third-party investors decreased by 33% in the three months ended December 31, 2008, from the comparable period of 2007. The decrease was primarily due to the decrease in the number of mortgage loans originated as compared to the prior year period.
     Consistent with fiscal 2008, originations during the first quarter of fiscal 2009 continued to predominantly be eligible for sale to FNMA, FHLMC, or GNMA (“Agency-eligible”). For the period ended December 31, 2008, over 99% of DHI Mortgage production and 98% of mortgage loans held for sale on December 31, 2008 were Agency-eligible. Other mortgage loans consist primarily of repurchased loans originated between fiscal years 2005 through 2007. As of December 31, 2008, 79% of other mortgage loans were Alt-A, subprime or non-prime loans. In June 2007, DHI Mortgage stopped originating these types of Agency-ineligible loans.
     As investor underwriting guidelines could rapidly change, DHI Mortgage’s ability to sell all of its loans could be negatively impacted.
Financial Services Revenues and Expenses
     Revenues from the financial services segment decreased 49%, to $17.7 million in the three months ended December 31, 2008, from $35.0 million in the comparable period of 2007. The decrease was primarily due to the decrease in the number of mortgage loans originated and sold, as well as a $5.1 million decrease in revenues due to the current quarter effect of Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109), which was adopted on January 1, 2008. SAB 109 requires that the expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. Charges related to recourse obligations, a component of gains from sale of mortgages, declined to $3.5 million in the three months ended December 31, 2008, from $5.3 million in the comparable period of 2007.
     General and administrative (G&A) expenses associated with financial services decreased 24%, to $23.2 million in the three months ended December 31, 2008, from $30.5 million in the comparable period of 2007. The largest component of our financial services G&A expense is employee compensation and related costs, which represented approximately 76% of G&A costs in both periods. Those costs decreased 23%, to $17.8 million in the three months ended December 31, 2008, from $23.2 million in the comparable period of 2007, as we have continued to align the number of employees with current and anticipated loan origination and title service levels. Our financial services operations employed approximately 550 and 900 employees at December 31, 2008 and 2007, respectively.
     As a percentage of financial services revenues, G&A expenses in the three-month period ended December 31, 2008 increased 4,400 basis points, to 131.1%, from 87.1% in the comparable period of 2007. The increase was primarily due to the reduction in revenue resulting from the decrease in mortgage loan volume and the effect of SAB 109 during the first quarter of fiscal 2009. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur as some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

RESULTS OF OPERATIONS — CONSOLIDATED
Loss before Income Taxes
     Loss before income taxes for the three months ended December 31, 2008 was $61.3 million, compared to $202.9 million for the same period of 2007. The decrease in our consolidated loss was primarily due to significantly lower inventory impairment charges and SG&A expense in the current quarter, partially offset by a decrease in our home sales gross profit due to a reduction in revenues. Further deterioration of market conditions in the homebuilding industry and related availability of mortgage financing may further negatively impact our financial results, and may also result in further asset impairment charges against income in future periods.
Income Taxes
     The provision for income taxes for the three months ended December 31, 2008 was $1.3 million, compared with a benefit of $74.1 million in the corresponding prior year period. Our effective income tax expense rate was 2.1% for the three-month period ended December 31, 2008, compared to an effective tax benefit rate of 36.5% for the three-month period ended December 31, 2007. The difference in our effective tax rates primarily results from the recording of valuation allowances against our deferred tax assets beginning in the second quarter of fiscal year 2008. The current period tax provision results primarily from state income taxes on business operations conducted in states where we are profitable and small adjustments to the previously recorded valuation allowance.
     At December 31, 2008, we had a federal income tax receivable of $54.5 million, relating to a net operating loss carryback from our 2008 year. During the three months ended December 31, 2008, we received a federal income tax refund of $621.7 million with respect to our 2008 year. We expect to receive the $54.5 million receivable in the form of a refund after we file our final tax return for fiscal 2008 in June, 2009. The refund will be created from the carryback of a tax loss generated in fiscal 2008 against taxable income in fiscal 2006.
     At December 31, 2008 and September 30, 2008, we had deferred tax assets of $1.2 billion, offset by valuation allowances of $984.4 million and $961.3 million, respectively. A substantial portion of the net deferred tax asset of $213.5 million at December 31, 2008 is expected to be recovered through the carryback of federal tax losses to be generated in fiscal 2009, primarily through the sale of homes which had been impaired in fiscal 2008 and before. Federal tax losses realized in fiscal 2009 can be carried back to fiscal 2007 when we had taxable income of $616.0 million. The remainder of the net deferred tax asset is expected to be recovered through state income tax loss carrybacks. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcome of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Our ability to sell and close an adequate amount of previously impaired homes in fiscal 2009 is a significant assumption required for full recovery of the net deferred tax asset. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.
     The total amount of unrecognized tax benefits was $18.7 million as of December 31, 2008 and September 30, 2008 (which includes interest, penalties, and the tax benefit relating to the deductibility of interest and state income taxes). All tax positions, if recognized, would affect our effective income tax rate. We do not expect the total amount of unrecognized tax benefits to significantly decrease or increase within twelve months of the current reporting date.
     We are subject to federal income tax and to income tax in multiple states. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2004 through 2008. We are currently being audited by the IRS and various states. The IRS commenced an examination of our tax returns for 2004 and 2005 in January 2007 that is anticipated to be completed within the next twelve months. We do not anticipate the results of the examination will have a material impact on our consolidated financial position, results of operations or cash flows.

CAPITAL RESOURCES AND LIQUIDITY
     We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt securities. In light of the challenging homebuilding market conditions experienced over the past few years, which are continuing as reflected in our 47% decline in consolidated revenues during the three months ended December 31, 2008 as compared to the prior year, we have been operating with a primary focus to generate cash flows through reductions in assets. The generation of cash flow has allowed us to reduce debt and increase our cash balances without incurring new debt. We intend to continue these actions in the near term to maintain adequate liquidity and balance sheet strength.
     At December 31, 2008, our ratio of net homebuilding debt to total capital was 35.5%, a decrease of 400 basis points from 39.5% at December 31, 2007, and 810 basis points from 43.6% at September 30, 2008. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash divided by total capital net of cash (homebuilding notes payable net of cash plus stockholders’ equity). The decrease in our ratio of net homebuilding debt to total capital at December 31, 2008 as compared with the ratio a year earlier and at September 30, 2008 was primarily due to our higher cash balance and lower debt balance resulting from the generation of cash flows from operations, which was partially offset by the decrease in retained earnings. Our ratio of net homebuilding debt to total capital remains within our target operating range of below 45%. We believe that our strong balance sheet and liquidity position will allow us to be flexible in reacting to changing market conditions. However, future period-end net homebuilding debt to total capital ratios may be higher than the 35.5% ratio achieved at December 31, 2008.
     We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its obligation under its repurchase agreement is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include homebuilding cash as a reduction of our homebuilding debt and total capital. For comparison to our ratios of net homebuilding debt to capital above, at December 31, 2008 and 2007, and at September 30, 2008, our ratios of homebuilding debt to total capital, without netting cash balances, were 55.2%, 40.1%, and 55.6%, respectively.
     We believe that we will be able to fund our short-term working capital needs for our homebuilding and financial services operations, as well as our debt obligations, through existing cash resources and the cash flows from operations we expect to generate in the near term. Although we do not currently anticipate a need to borrow from our revolving credit facility in the near term, we are currently exploring alternatives with regard to the facility, which could potentially include an amendment to the current agreement. While expected financing needs of our financial services operations are also reduced from historical levels, we are also exploring alternatives with regard to renewal or replacement of the mortgage repurchase facility that is currently used to finance mortgage originations. For the longer term, in addition to utilizing existing cash resources and cash flows generated from operations in the future, we expect to fund our operations through renewed, amended or replacement credit facilities and, if needed, the issuance of new securities through the public capital markets, subject to market conditions.
Homebuilding Capital Resources
     Cash and Cash Equivalents — At December 31, 2008, we had available homebuilding cash and cash equivalents of $1.9 billion.
     Bank Credit Facility and Indentures — We have a $1.65 billion unsecured revolving credit facility, which includes a $1.0 billion letter of credit sub-facility. The revolving credit facility, which matures on December 16, 2011, has an uncommitted accordion provision of $400 million which can be used to increase the size of the facility to $2.05 billion upon obtaining additional commitments from lenders. Our borrowing capacity, including the issuance of additional letters of credit, under this facility is reduced by the amount of letters of credit outstanding, and is currently further reduced by the limitations in effect under the borrowing base arrangement, which limited further credit to $15.1 million at December 31, 2008, as more fully described below. The facility is guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries. Borrowings bear interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon our leverage ratio as defined in our credit agreement, our ratio of adjusted EBITDA to adjusted interest incurred, also as defined, and our senior unsecured debt rating. We may borrow funds through the revolving credit facility throughout the year to fund working capital requirements, and we repay such borrowings with cash generated from our operations and, in the past, from the issuance of public securities. At December 31, 2008, we had no cash borrowings and $67.7 million of standby letters of credit outstanding on our homebuilding revolving credit facility and the interest rate was 3.1%. In addition to the stated interest rates, the revolving credit facility requires us to pay certain fees.
     Under the debt covenants associated with our revolving credit facility, if we have fewer than two investment grade senior unsecured debt ratings from Moody’s Investors Service, Standard and Poor’s Ratings Services and Fitch Ratings, we are subject to a borrowing base limitation and restrictions on unsold homes and residential land and lots. Our senior debt ratings, which are currently below investment grade, are as follows: Moody’s (Ba3); Standard & Poor’s (BB-); and Fitch (BB). Consequently, these additional limitations are currently in effect.
     Under the borrowing base limitation, the sum of our senior debt and the amount drawn on our revolving credit facility may not exceed the lesser of (a) certain percentages of the acquisition cost of various categories of our unencumbered inventory or (b) certain percentages of the book value of various categories of our unencumbered inventory, cash and cash equivalents. At December 31, 2008, the borrowing base arrangement limited our additional borrowing capacity from any source, including the issuance of additional letters of credit, to $15.1 million. Reductions of outstanding debt will increase our capacity under the borrowing base, while reductions of inventory will generally decrease our borrowing base capacity. Consequently, to the extent our debt balance declines at a faster pace than further inventory reductions, we would expect our capacity to increase under the borrowing base, which we expect to occur during the three months ending March 31, 2009. Based on our current cash balance and expectations for cash flows, we currently do not anticipate a need to borrow from our revolving credit facility in the near term; however, we are exploring alternatives with regard to this credit facility, which could potentially include an amendment to the current agreement. We expect that any amendment would result in a substantial reduction in the size of the facility and substantial increases in both the interest rate we must pay for borrowings and the rate at which fees associated with the facility are charged. With the anticipated reduction in size and lack of expected borrowings, we would not expect to incur significant additional financing costs, in the aggregate, as compared to the most recent quarter.
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
     Based on the terms of the credit agreement, the following table presents the levels required to maintain our compliance with the financial covenants associated with our revolving credit facility, and the levels achieved as of and for the period ended December 31, 2008. These covenants are measured at the end of each fiscal quarter. They are required to be maintained by us and all of our direct and indirect subsidiaries (collectively, Guarantor Subsidiaries), other than the financial services subsidiaries and certain inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries).

		Level Achieved
		as of or for the 12-month
	Required	period ended
	Level	December 31, 2008
Leverage Ratio (1)	0.55 to 1.0 or less	0.44 to 1.0
Ratio of adjusted EBITDA to adjusted Interest Incurred (2)	—	0.74 to 1.0
Ratio of adjusted Cash Flow to adjusted Interest Incurred (3)	1.5 to 1.0	10.4 to 1.0
Minimum Tangible Net Worth (4) (in millions)	$2,000.0	$2,563.2
Ratio of Unsold Homes to Homes Closed	40% or less	26%
Ratio of Residential Land and Lots to Tangible Net Worth (5)	less than 200%	111%

(1)	The Leverage Ratio is calculated by dividing net notes payable (as calculated below) by total capitalization (as calculated below).

As of
December 31, 2008
(In millions)
Consolidated notes payable	$3,461.3
Less: Non-Guarantor Subsidiaries’ notes payable	(55.9)

D.R. Horton, Inc. and Guarantor Subsidiaries’ notes payable	3,405.4
Add: Non-performance letters of credit	30.7
Less: Allowable cash and cash equivalents of D.R. Horton, Inc. and Guarantor Subsidiaries*	(1,410.7)

Net notes payable	$2,025.4

Consolidated equity	$2,762.9
Less: Non-Guarantor Subsidiaries’ equity	(183.8)

D.R. Horton, Inc. and Guarantor Subsidiaries’ equity	$2,579.1

Total capitalization	$4,604.5

*	Includes the average cash and cash equivalents of D.R. Horton, Inc. and Guarantor Subsidiaries in excess of $50 million during the quarter.

(2)	The Ratio of adjusted EBITDA to adjusted Interest Incurred is calculated by dividing D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted EBITDA for the twelve months ended December 31, 2008 (as calculated below) by D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted interest incurred for the same period (as calculated below).

For the Twelve
Months Ended
December 31, 2008
(In millions)
Consolidated loss before income taxes	$(2,490.2)
Less: Non-Guarantor Subsidiaries’ income before income taxes	(17.5)

D.R. Horton, Inc. and Guarantor Subsidiaries’ loss before income taxes	(2,507.7)
Add: D.R. Horton, Inc. and Guarantor Subsidiaries’ interest expensed and amortized to cost of sales	265.6
Add: D.R. Horton, Inc. and Guarantor Subsidiaries’ depreciation and amortization	42.9
Add: Guarantor Subsidiaries’ goodwill impairment	79.4
Add: D.R. Horton, Inc. and Guarantor Subsidiaries’ inventory impairments and land option cost write-offs	2,295.2
Less: Consolidated interest income	(22.9)
Add: Non-Guarantor Subsidiaries’ interest income	11.9

D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted EBITDA	$164.4

Consolidated interest incurred	$235.0
Less: Non-Guarantor Subsidiaries’ interest incurred	(3.1)

D.R. Horton, Inc. and Guarantor Subsidiaries’ interest incurred	231.9
Less: Consolidated interest income	(22.9)
Add: Non-Guarantor Subsidiaries’ interest income	11.9

D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted interest incurred	$220.9

Although the terms of the amended credit agreement do not require a minimum level of interest coverage to create an event of default, because the ratio of adjusted EBITDA to adjusted Interest Incurred is less than 2.0 to 1.0, we are required to pay an additional pricing premium on any cash borrowings.

(3)	Since the ratio of adjusted EBITDA to adjusted Interest Incurred has been less than 1.5 to 1.0 for two consecutive quarters, we must maintain an adjusted Cash Flow to adjusted Interest Incurred ratio for the most recent twelve months of 1.5 to 1.0 or maintain borrowing capacity under our borrowing base limitation plus D.R. Horton, Inc. and Guarantor Subsidiaries’ cash and cash equivalents of $500 million or more.

The ratio of adjusted Cash Flow to adjusted Interest Incurred is calculated by dividing D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted Cash Flow for the twelve months ended December 31, 2008 (as calculated below) by D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted interest incurred for the same period (as calculated above).

For the Twelve
Months Ended
December 31, 2008
(In millions)
Consolidated net cash provided by (used in) operating activities	$2,139.8
Less: Non-Guarantor Subsidiaries’ net cash provided by operating activities	(68.2)
Add: D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted interest incurred	220.9

D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted cash flow	$2,292.5

(4)	Minimum Tangible Net Worth is calculated by deducting Guarantor Subsidiaries’ goodwill of $15.9 million from D.R. Horton, Inc. and Guarantor Subsidiaries’ equity of $2,579.1 million (as calculated above).

(5)	The Ratio of Residential Land and Lots to Tangible Net Worth covenant limits the net book value of land and lots to 200% of adjusted tangible net worth when the net book value of land and lots is equal to or less than $4.74 billion.
     At December 31, 2008, we were in compliance with all of the financial covenants, limitations and restrictions that form a part of the bank revolving credit facility and the public debt obligations. However, the margin by which we have complied with the tangible net worth covenant of our revolving credit facility has declined. If our operating results and inventory impairments continue at levels experienced in recent quarters, our tangible net worth may decline below the minimum level required by the revolving credit facility during fiscal 2009. Consequently, we intend to seek an amendment to our revolving credit facility to modify the covenant provisions included in the credit facility before our tangible net worth declines below the minimum required level. We expect that any amendment will include, among other things, a substantial reduction in the commitment amount under the facility and increases in the rates used to calculate charges on borrowings and unused commitment amounts. We cannot assure that we will be successful in these efforts.
     Repayments of Public Unsecured Debt — In the first quarter of fiscal 2009, through unsolicited transactions, we repurchased $44.8 million principal amount of our 5% senior notes due 2009, $45.3 million of our 8% senior notes due 2009, $40.0 million of our 4.875% senior notes due 2010, $3.7 million of our 9.75% senior notes due 2010, and $2.3 million of our 6.5% senior notes due 2016 for an aggregate purchase price of $129.7 million, plus accrued interest. The gain of $6.2 million, net of unamortized discounts and fees, is included in our consolidated statement of operations for the three months ended December 31, 2008.
     On January 15, 2009, we repaid the $155.2 million principal amount of our 5% senior notes which became due on that date. Also, during the second quarter of fiscal 2009, we repaid $304.3 million principal amount of our 8% senior notes, which became due on February 1, 2009. These repayments of public unsecured debt were made from our cash balances on hand.
     Shelf Registration Statements — We have an automatically effective universal shelf registration statement filed with the SEC, registering debt and equity securities which we may issue from time to time in amounts to be determined. Under SEC rules, this shelf registration statement expires in June 2009. We expect to renew the registration statement prior to that time. Also, at December 31, 2008, we had the capacity to issue approximately 22.5 million shares of common stock under our acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.

Financial Services Capital Resources
     Cash and Cash Equivalents — At December 31, 2008, we had available financial services cash and cash equivalents of $30.3 million.
     Mortgage Repurchase Facility — On March 28, 2008, DHI Mortgage entered into a mortgage sale and repurchase agreement (the “mortgage repurchase facility”), that matures March 26, 2009. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party investors in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. As of December 31, 2008, $182.1 million of mortgage loans held for sale were pledged under this repurchase arrangement, with a carrying value of $185.0 million. The mortgage repurchase facility is accounted for as a secured financing. The facility has a capacity of $275 million, subject to an accordion feature that could increase the total capacity to $500 million based on obtaining increased committed sums from existing counterparties, new commitments from prospective counterparties, or a combination of both. In addition, DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance fundings totaling $113.0 million, DHI Mortgage had an obligation of $55.9 million outstanding under the mortgage repurchase facility at December 31, 2008 at a 1.4% interest rate.
     The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth, its minimum required net income and its minimum required liquidity. These covenants are measured and reported monthly. At December 31, 2008, our mortgage subsidiary was in compliance with all of the conditions and covenants of the mortgage repurchase facility. With the exception of the minimum required net income calculation, the margins by which we have complied with these financial covenants have been substantial, and we expect to maintain compliance through the maturity of the mortgage repurchase facility. The margin by which we have complied with the minimum required net income covenant of this facility has declined, and if operating results of DHI Mortgage continue at current levels, this calculation may decline below the required level before the expiration date of the facility.
     Based on the terms of the repurchase agreement, in order to maintain compliance with the minimum net income covenant, DHI Mortgage’s net income for the six consecutive months then ended must be greater than $1.00. The following table presents the level achieved for the period ended December 31, 2008.

For the Six
Months Ended
December 31, 2008
(In millions)
Non-Guarantor Subsidiaries’ net income (loss)	$(3.1)
Less: Other Non-Guarantor Subsidiaries’ net income (loss)	(8.1)

DHI Mortgage net income (loss)	$5.0

     We are currently exploring alternatives, including ongoing discussions with our current lenders, with regard to the mortgage repurchase facility. In light of our reduced mortgage origination volume from the prior year, the size of the renewed or replacement facility will likely be smaller. Additionally, the recent volatility in the credit markets will make renewing this facility or arranging a replacement credit source from third party lenders challenging and more expensive. If we are successful, it is expected that the rates charged to calculate future borrowing costs and facility fees will be higher. However, with the likely reduction in the facility size, we do not expect a significant increase in financing costs of the facility in the aggregate from the most recent quarter. The liquidity of our financial services business is dependent upon its continued ability to renew and extend the mortgage repurchase facility or to obtain other additional financing in sufficient capacities. We cannot assure that we will be successful in these efforts.

Operating Cash Flow Activities
     For the three months ended December 31, 2008, net cash provided by our operating activities was $817.6 million compared to $557.7 million during the comparable period of the prior year. During the three-month period ended December 31, 2008, the majority of the net cash provided by our operating activities was due to a federal income tax refund of $621.7 million, resulting from the carryback of our fiscal 2008 net operating loss to fiscal 2006. Also, we continued to generate cash flows from operations by reducing our inventories during the current quarter. In light of the challenging market conditions, we have substantially slowed our purchases of land and lots and our development spending on land we own, and have restricted the number of homes under construction to better match our expected rate of home sales and closings. We plan to continue to restrict our number of homes under construction and significantly limit our development spending during fiscal 2009. Our ability to reduce our inventory levels is, however, heavily dependent upon our ability to close a sufficient number of homes in the next few quarters, which may prove difficult given the current market conditions. To the extent our inventory levels decrease as planned during the remainder of fiscal 2009, we expect to generate net positive cash flows from operating activities, should all other factors remain constant; however, the amount of cash generated in the future may be less than in prior periods.
     Another significant factor affecting our operating cash flows for the three months ended December 31, 2008 was the decrease in mortgage loans held for sale of $147.9 million during the period. The decrease in mortgage loans held for sale was due to a decrease in the number of loans originated during the first quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008. We expect to continue to use cash to fund an increase in mortgage loans held for sale in quarters when our homebuilding closings grow. However, in periods when home closings are flat or decline as compared to prior periods, or if our mortgage capture rate declines, the amounts of net cash used may be reduced or we may generate positive cash flows from reductions in the balances of mortgage loans held for sale as we did in the current quarter.
Investing Cash Flow Activities
     For the three months ended December 31, 2008 and 2007, cash used in investing activities represented net purchases of property and equipment, primarily model home furniture and office equipment. These purchases are not significant relative to our total assets or cash flows, and have declined in recent quarters due to the decrease in size of our operations.
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
     During the three months ended December 31, 2008, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on December 18, 2008 to stockholders of record on December 8, 2008. In January 2009, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on February 26, 2009 to stockholders of record on February 16, 2009. Quarterly cash dividends of $0.15 per common share were declared in the comparable quarters of fiscal 2008. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions, as well as compliance with covenants contained in our revolving credit agreement.

Changes in Capital Structure
     In November 2008, our Board of Directors authorized the repurchase of up to $100 million of our common stock and the repurchase of up to $500 million of debt securities. The new authorizations are effective from December 1, 2008 to November 30, 2009. Repurchases of senior notes in December 2008 reduced the debt repurchase authorization to $466.8 million at December 31, 2008.
     In January 2009, through unsolicited transactions, we repurchased $6.6 million principal amount of our 8% senior notes due 2009, which further reduced the remaining debt repurchase authorization.
     In fiscal 2008, our primary non-operating uses of our available capital were the repayment of debt, and dividend payments. As was the case in the current quarter, we expect the repayment of debt to remain a significant priority for the use of our available cash in fiscal 2009. We continue to evaluate our alternatives for future non-operating uses of our available capital, including the amounts of planned debt repayments, dividend payments and maintenance of cash balances, based on market conditions and other circumstances, and within the constraints of our balance sheet leverage targets, our liquidity targets and the restrictions in our bank agreements.
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
     At December 31, 2008, our homebuilding operations had outstanding letters of credit of $67.7 million and surety bonds of $1.4 billion, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.
     Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.
     In the ordinary course of business, we enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Within the land and lot option purchase contracts in force at December 31, 2008, there were a limited number of contracts, representing only $30.8 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Also, pursuant to the provisions of Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” as amended (FIN 46R), issued by the FASB, we consolidated certain variable interest entities with assets of $21.5 million related to some of our outstanding land and lot option purchase contracts. Creditors, if any, of these variable interest entities have no recourse against us. Additionally, pursuant to SFAS No. 49, “Accounting for Product Financing Arrangements,” we recorded $3.4 million of land inventory not owned related to some of our outstanding land and lot option purchase contracts. Further discussion of our land option contracts is provided in the “Land and Lot Position and Homes in Inventory” section that follows.

LAND AND LOT POSITION AND HOMES IN INVENTORY
     The following is a summary of our land and lot position and homes in inventory at December 31, 2008 and September 30, 2008:

	As of December 31, 2008				As of September 30, 2008
		Lots				Lots
		Controlled				Controlled
	Lots Owned -	Under Lot	Total		Lots Owned -	Under Lot	Total
	Developed	Option and	Land/Lots	Homes	Developed	Option and	Land/Lots	Homes
	and Under	Similar	Owned and	in	and Under	Similar	Owned and	in
	Development	Contracts	Controlled	Inventory	Development	Contracts	Controlled	Inventory
East	12,000	4,000	16,000	1,000	12,000	6,000	18,000	1,100
Midwest	7,000	1,000	8,000	1,000	8,000	1,000	9,000	1,100
Southeast	23,000	5,000	28,000	2,200	23,000	6,000	29,000	2,300
South Central	25,000	8,000	33,000	2,900	25,000	9,000	34,000	3,700
Southwest	6,000	1,000	7,000	1,400	6,000	1,000	7,000	1,900
West	24,000	3,000	27,000	2,200	25,000	3,000	28,000	2,300

	97,000	22,000	119,000	10,700	99,000	26,000	125,000	12,400

	82%	18%	100%		79%	21%	100%

     At December 31, 2008, we owned or controlled approximately 119,000 lots, 18% of which were lots under option or similar contracts, compared with approximately 125,000 lots at September 30, 2008. Our current strategy is to continue to reduce our owned and controlled lot position, in line with our reduced expectations for future home sales and closings, through the construction and sale of homes and sales of land and lots, along with critical evaluation of acquiring lots currently controlled under option or in opportunistically acquired new lot positions.
     At December 31, 2008, we controlled approximately 22,000 lots with a total remaining purchase price of approximately $614.8 million under land and lot option purchase contracts, with a total of $40.7 million in earnest money deposits. Our lots controlled included approximately 6,800 optioned lots with a remaining purchase price of approximately $195.4 million and secured by deposits totaling $17.5 million, for which we do not expect to exercise our option to purchase the land or lots, but the contract has not yet been terminated. Consequently, we have written off the deposits related to these contracts, resulting in a net earnest money deposit balance of $23.2 million at December 31, 2008.
     We had a total of approximately 10,700 homes in inventory, including approximately 1,400 model homes at December 31, 2008, compared to approximately 12,400 homes in inventory, including approximately 1,500 model homes at September 30, 2008. Of our total homes in inventory, approximately 6,200 and 6,900 were unsold at December 31, 2008 and September 30, 2008, respectively. At December 31, 2008, approximately 3,300 of our unsold homes were completed, of which approximately 1,200 homes had been completed for more than six months. At September 30, 2008, approximately 3,100 of our unsold homes were completed, of which approximately 1,100 homes had been completed for more than six months. Our current strategy is to continue to reduce our owned lot position in line with our reduced expectations for future home sales and closings through the construction and sale of homes and sales of land and lots, and to limit our purchases of lots currently controlled under option or in new lot positions to those needed to meet immediate home sales demand.
CRITICAL ACCOUNTING POLICIES
     As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2008, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, land and lot option purchase contracts, goodwill, warranty and insurance claim costs, income taxes and stock-based compensation. Since September 30, 2008, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

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
     In contrast to our typical seasonal results, due to deterioration of homebuilding market conditions during the past two years, we have incurred consolidated operating losses each quarter since the third quarter of fiscal 2007. These results were primarily due to recording significant inventory and goodwill impairment charges. Also, the increasingly challenging market conditions caused declines in sales volume, pricing and margins that mitigated our historical seasonal variations. Although we may experience our typical historical seasonal pattern in the future, given the current market conditions, we can make no assurances as to when or whether this pattern will recur.
FORWARD-LOOKING STATEMENTS
     Some of the statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:
•	the continuing downturn in the homebuilding industry, including further deterioration in industry or broader economic conditions;

•	the downturn in homebuilding and the disruptions in the credit markets, which could limit our ability to access capital and increase our costs of capital;

•	the reduction in availability of mortgage financing and the increase in mortgage interest rates;

•	the limited success of our strategies in responding to adverse conditions in the industry;

•	changes in general economic, real estate, construction and other business conditions;

•	changes in the costs of owning a home;

•	the effects of governmental regulations and environmental matters on our homebuilding operations;

•	the effects of governmental regulation on our financial services operations;

•	our substantial debt and our ability to comply with related debt covenants, restrictions and limitations;

•	competitive conditions within our industry;

•	our ability to effect any future growth strategies successfully;

•	our ability to realize our deferred tax asset; and

•	the uncertainties inherent in home warranty and construction defect claims matters.

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
     Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific investor through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party investors. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in current earnings. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in current earnings, along with changes in the fair value of the funded, uncommitted loans. In accordance with SFAS No. 159, the fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans, which for the three months ended December 31, 2008 was not significant, and is recognized in current earnings. In accordance with SFAS No. 133, the effectiveness of the fair value hedge in the prior year was monitored and any ineffectiveness, which for the three months ended December 31, 2007 was not significant, was recognized in current earnings. At December 31, 2008, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $240.0 million. Uncommitted IRLCs, the duration of which are generally less than six months, totaled approximately $179.6 million, and uncommitted mortgage loans held for sale totaled approximately $41.2 million at December 31, 2008.
     As part of a program to potentially offer homebuyers a below market interest rate on their home financing, we acquired $37.3 million in MBS which are accounted for at fair value with gains and losses recognized in current earnings. These gains and losses for the three months ended December 31, 2008 and 2007 were not significant.

     The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2008. The interest rates for our variable rate debt represent the weighted average interest rates in effect at December 31, 2008. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days and it expires March 26, 2009, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Nine Months Ending								Fair value at
	September 30,	Fiscal Year Ending September 30,							December 31,
	2009	2010	2011	2012	2013	2014	Thereafter	Total	2008
	(In millions)
Debt:
Fixed rate	$483.4	$318.4	$450.0	$314.3	$300.0	$450.0	$1,097.7	$3,413.8	$2,584.1
Average interest rate	7.3%	6.7%	7.0%	5.4%	6.7%	6.0%	6.0%	6.4%
Variable rate	$55.9	$—	$—	$—	$—	$—	$—	$55.9	$55.9
Average interest rate	1.4%	—	—	—	—	—	—	1.4%
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
     There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 5. OTHER INFORMATION
     The Company held its annual stockholders meeting on January 29, 2009. At the meeting, the Company’s stockholders took the following actions (i) elected Donald R. Horton, Bradley S. Anderson, Michael R. Buchanan, Michael W. Hewatt, Bob G. Scott, Donald J. Tomnitz and Bill W. Wheat as directors, (ii) approved a stockholder proposal concerning amending the Company’s equal employment opportunity policy, and (iii) approved a stockholder proposal concerning a majority vote standard for the election of directors.

ITEM 6. EXHIBITS
(a) Exhibits.

3.1
Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992. (1)

3.2	Amended and Restated Bylaws of the Company. (2)

10.1	Form of Annual Executive Compensation Notification — Chairman and CEO. (3)

10.2	Executive Compensation Summary — Named Executive Officers. (4)

10.3	Director Compensation Summary. (5)

10.4	Form of Performance Unit Award pursuant to the Company’s 2008 Performance Unit Plan. (6)

10.5	D.R. Horton Amended and Restated Deferred Compensation Plan. (7)

10.6	D.R. Horton Amended and Restated Supplemental Executive Retirement Plan No. 2. (8)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges. (*)

31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer. (*)

32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer. (*)

*	Filed herewith.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2008.

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2008.

(4)	Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2008.

(5)	Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2008.

(6)	Incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2008.

(7)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008.

(8)	Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date: February 6, 2009	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)