Form 10-Q
period 2009-03-31
HORTON D R INC /DE/
filed 2009-05-04
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐
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
Common stock, $.01 par value — 316,915,559 shares as of April 28, 2009

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(In millions)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,485.6	$1,355.6
Inventories:
Construction in progress and finished homes	1,473.1	1,681.6
Residential land and lots — developed and under development	2,066.9	2,409.6
Land held for development	599.8	531.7
Land inventory not owned	28.2	60.3

	4,168.0	4,683.2
Property and equipment, net	66.6	65.9
Income taxes receivable	54.5	676.2
Deferred income taxes, net of valuation allowance of $1,019.2 million and $961.3 million at March 31, 2009 and September 30, 2008, respectively	213.5	213.5
Earnest money deposits and other assets	201.1	247.5
Goodwill	15.9	15.9

	6,205.2	7,257.8

Financial Services:
Cash and cash equivalents	29.6	31.7
Mortgage loans held for sale	187.6	352.1
Other assets	55.3	68.0

	272.5	451.8

Total assets	$6,477.7	$7,709.6

LIABILITIES
Homebuilding:
Accounts payable	$150.9	$254.0
Accrued expenses and other liabilities	709.5	814.9
Notes payable	2,867.6	3,544.9

	3,728.0	4,613.8

Financial Services:
Accounts payable and other liabilities	43.2	27.5
Mortgage repurchase facility	44.4	203.5

	87.6	231.0

	3,815.6	4,844.8

Commitments and contingencies (Note L)
Minority interests	14.8	30.5

STOCKHOLDERS’ EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 320,532,017 shares issued and 316,876,784 shares outstanding at March 31, 2009 and 320,315,508 shares issued and 316,660,275 shares outstanding at September 30, 2008	3.2	3.2
Additional capital	1,724.2	1,716.3
Retained earnings	1,015.6	1,210.5
Treasury stock, 3,655,233 shares at March 31, 2009 and September 30, 2008, at cost	(95.7)	(95.7)

	2,647.3	2,834.3

Total liabilities and stockholders’ equity	$6,477.7	$7,709.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In millions, except per share data)
	(Unaudited)
Homebuilding:
Revenues:
Home sales	$770.7	$1,597.8	$1,656.4	$3,204.8
Land/lot sales	4.6	26.2	19.2	126.8

	775.3	1,624.0	1,675.6	3,331.6

Cost of sales:
Home sales	667.9	1,447.5	1,416.4	2,825.4
Land/lot sales	4.3	21.2	16.0	103.9
Inventory impairments and land option cost write-offs	48.1	834.1	104.4	1,079.5

	720.3	2,302.8	1,536.8	4,008.8

Gross profit (loss):
Home sales	102.8	150.3	240.0	379.4
Land/lot sales	0.3	5.0	3.2	22.9
Inventory impairments and land option cost write-offs	(48.1)	(834.1)	(104.4)	(1,079.5)

	55.0	(678.8)	138.8	(677.2)

Selling, general and administrative expense	126.9	208.3	253.9	421.4
Interest expense	23.1	11.2	48.7	11.2
(Gain) on early retirement of debt	(2.2)	—	(8.4)	—
Other (income)	(2.2)	(1.8)	(6.4)	(3.5)

	(90.6)	(896.5)	(149.0)	(1,106.3)

Financial Services:
Revenues, net of recourse expense (Note G)	2.7	32.9	20.4	67.9
General and administrative expense	17.2	22.8	40.4	53.3
Interest expense	0.3	0.8	1.0	2.1
Interest and other (income)	(2.4)	(2.6)	(5.7)	(6.3)

	(12.4)	11.9	(15.3)	18.8

Loss before income taxes	(103.0)	(884.6)	(164.3)	(1,087.5)
Provision for income taxes	5.6	421.0	6.8	347.0

Net loss	$(108.6)	$(1,305.6)	$(171.1)	$(1,434.5)

Basic and diluted net loss per common share	$(0.34)	$(4.14)	$(0.54)	$(4.55)

Cash dividends declared per common share	$0.0375	$0.15	$0.075	$0.30

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
	Ended March 31,
	2009	2008
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(171.1)	$(1,434.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14.7	29.1
Amortization of debt discounts and fees	3.6	3.5
Stock option compensation expense	6.4	5.7
Income tax benefit from stock option exercises	(0.2)	(2.0)
Deferred income taxes	—	318.3
Gain on early retirement of debt	(8.4)	—
Inventory impairments and land option cost write-offs	104.4	1,079.5
Changes in operating assets and liabilities:
Decrease in construction in progress and finished homes	176.6	923.9
Decrease in residential land and lots — developed, under development, and held for development	199.6	253.8
Decrease in earnest money deposits and other assets	42.9	44.1
Decrease in income taxes receivable	621.7	—
Decrease in mortgage loans held for sale	164.5	216.4
Decrease in accounts payable, accrued expenses and other liabilities	(176.1)	(427.8)

Net cash provided by operating activities	978.6	1,010.0

INVESTING ACTIVITIES
Purchases of property and equipment	(4.5)	(6.8)

Cash used in investing activities	(4.5)	(6.8)

FINANCING ACTIVITIES
Proceeds from notes payable	—	282.0
Repayment of notes payable	(823.9)	(907.8)
Proceeds from stock associated with certain employee benefit plans	1.3	6.4
Income tax benefit from stock option exercises	0.2	2.0
Cash dividends paid	(23.8)	(94.5)

Net cash used in financing activities	(846.2)	(711.9)

INCREASE IN CASH AND CASH EQUIVALENTS	127.9	291.3
Cash and cash equivalents at beginning of period	1,387.3	269.6

Cash and cash equivalents at end of period	$1,515.2	$560.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2009
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires), as well as certain variable interest entities required to be consolidated pursuant to Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” as amended (FIN 46R), issued by the Financial Accounting Standards Board (FASB). All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal, recurring accruals and the asset impairment charges, loss reserves and deferred tax asset valuation allowance discussed below) considered necessary for a fair presentation have been included. These financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2008.
     Seasonality
     Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and six-month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.
     Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
     Business
     The Company is a national homebuilder that is engaged primarily in the construction and sale of single-family housing in 77 markets and 27 states in the United States at March 31, 2009. The Company designs, builds and sells single-family detached homes on lots it developed and on finished lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. Periodically, the Company sells land and lots. The Company also provides title agency and mortgage financing services, principally to its homebuyers. The Company generally does not retain or service the mortgages that it originates but, rather, seeks to sell the mortgages and related servicing rights to purchasers.
NOTE B — INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS
     The factors hurting demand for new homes that prevailed during fiscal 2008 continued in the first half of fiscal 2009. High inventory levels of both new and existing homes, elevated cancellation rates, low sales absorption rates and overall weak consumer confidence have persisted. The effects of these factors have been further magnified by credit tightening in the mortgage markets, high levels of home foreclosures and severe shortages of liquidity in the financial markets. The overall economy has weakened significantly and is now in a recession marked by high unemployment levels, further deterioration in consumer confidence and reduced consumer spending. These factors caused the Company’s outlook for the homebuilding industry and the impact on its business to remain cautious.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
     During the second quarter of fiscal 2009, when the Company performed its quarterly inventory impairment analysis in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assumptions utilized reflected its cautious outlook for the broader homebuilding industry and the Company’s markets, both of which impact its business. This outlook incorporates the Company’s belief that housing market conditions may continue to deteriorate, and that challenging conditions will persist for some time. Accordingly, the Company’s impairment evaluation as of March 31, 2009 again indicated a significant number of communities with impairment indicators. Communities with a combined carrying value of $1,409.4 million as of March 31, 2009, had indicators of potential impairment and were evaluated for impairment. The analysis of the large majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community or in comparable communities in order to generate an acceptable absorption rate. For a minority of communities that the Company does not intend to develop or operate in current market conditions, slight increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, the remaining lives of these communities were estimated to be in a range from six months to in excess of ten years. Through this evaluation process, it was determined that communities with a carrying value of $143.0 million as of March 31, 2009, the largest portion of which was in the West region, were impaired. As a result, during the three months ended March 31, 2009, impairment charges of $45.0 million were recorded to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $817.1 million in the same period of the prior year. During the six months ended March 31, 2009 and 2008, impairment charges totaled $100.1 million and $1,060.5 million, respectively. In performing its quarterly inventory impairment analyses during fiscal 2009, the Company utilized a range of discount rates for communities of 14% to 20% which reflects an increase from the range of 12% to 18% it would have used for these communities in fiscal 2008. The increased discount rates reflect the Company’s estimate of the increasing level of market risk present in the homebuilding and related mortgage lending industries. The increase in the discount rates reduced the estimated fair value of these communities, increasing the current quarter inventory impairment charge by $1.6 million. In the three months ended March 31, 2009, approximately 75% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 25% of the charges were recorded to construction in progress and finished homes inventory, compared to 85% and 15%, respectively, in the same period of 2008. In the six months ended March 31, 2009, approximately 68% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 32% of the charges were recorded to construction in progress and finished homes inventory, compared to 79% and 21%, respectively, in the same period of 2008.
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
     At March 31, 2009, the Company had $31.8 million of land held for sale, consisting of land held for development and land under development that has met the criteria of available for sale in accordance with SFAS No. 144.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
     Based on a quarterly review of land and lot option contracts, the Company has written off earnest money deposits and pre-acquisition costs related to contracts which it no longer plans to pursue. During the three-month periods ended March 31, 2009 and 2008, the Company wrote off $3.1 million and $17.0 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts. During the six-month periods ended March 31, 2009 and 2008, the Company wrote off $4.3 million and $19.0 million, respectively, of such deposits and costs. Should the current weak homebuilding market conditions persist and the Company is unable to successfully renegotiate certain land purchase contracts, it may write off additional earnest money deposits and pre-acquisition costs.
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
     The consolidation of these variable interest entities added $8.4 million in land inventory not owned and minority interests related to entities not owned to the Company’s balance sheet at March 31, 2009. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $0.5 million and promissory notes and surety bonds totaling $0.3 million. Creditors, if any, of these variable interest entities have no recourse against the Company.
     For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits. At March 31, 2009, such exposure totaled $15.7 million.
     Additionally, the Company evaluated land and lot option purchase contracts in accordance with SFAS No. 49, “Accounting for Product Financing Arrangements,” and added $8.1 million in land inventory not owned, with a corresponding increase to accrued expenses and other liabilities, to the Company’s balance sheet at March 31, 2009 as a result of this evaluation.
     Included in land inventory not owned at March 31, 2009, was $11.7 million of land for which the Company does not have title because the land was sold during the fourth quarter of fiscal 2008. The recognition of these sales has been deferred because their terms, primarily related to the Company’s continuing involvement with the properties, did not meet the full accrual method criteria of SFAS No. 66, “Accounting for Sales of Real Estate.”

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
NOTE D — NOTES PAYABLE
     The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	March 31,	September 30,
	2009	2008
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2011	$—	$—
5% senior notes due 2009, net	—	200.0
8% senior notes due 2009, net	—	349.6
4.875% senior notes due 2010, net	173.7	249.6
9.75% senior notes due 2010	70.5	96.8
9.75% senior subordinated notes due 2010, net	15.3	15.3
6% senior notes due 2011, net	242.0	249.6
7.875% senior notes due 2011, net	188.3	199.4
5.375% senior notes due 2012	300.0	300.0
6.875% senior notes due 2013	200.0	200.0
5.875% senior notes due 2013	100.0	100.0
6.125% senior notes due 2014, net	198.3	198.2
5.625% senior notes due 2014, net	248.7	248.6
5.25% senior notes due 2015, net	298.5	298.3
5.625% senior notes due 2016, net	298.2	298.1
6.5% senior notes due 2016, net	496.9	499.2
Secured and other	37.2	42.2

	$2,867.6	$3,544.9

Financial Services:
Mortgage repurchase facility, maturing 2010	$44.4	$203.5

     The Company has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC), registering debt and equity securities that the Company may issue from time to time in amounts to be determined. Under SEC rules, this shelf registration statement expires in June 2009.
     Homebuilding:
     As of March 31, 2009, the Company had a $1.65 billion unsecured revolving credit facility, which included a $1.0 billion letter of credit sub-facility. The revolving credit facility, which provides for a maturity of December 16, 2011, has an uncommitted accordion provision of $400 million which can be used to increase the size of the facility to $2.05 billion upon obtaining additional commitments from lenders. The Company’s borrowing capacity, including the issuance of additional letters of credit, under this facility is reduced by the amount of letters of credit outstanding, and is further reduced by the limitations in effect under the borrowing base arrangement described below. The facility is guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Borrowings bear interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of homebuilding debt to total capitalization, its ratio of adjusted EBITDA to adjusted interest incurred and its senior unsecured debt rating. At March 31, 2009, the Company had no cash borrowings and $61.7 million of standby letters of credit outstanding on the homebuilding revolving credit facility. The interest rate of this facility at March 31, 2009 was 3.3%. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
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
     Under the borrowing base limitation, the sum of the Company’s senior debt and the amount drawn on the revolving credit facility may not exceed the lesser of (a) certain percentages of the acquisition cost of various categories of unencumbered inventory or (b) certain percentages of the book value of various categories of unencumbered inventory, cash and cash equivalents. At March 31, 2009, the borrowing base arrangement limited the Company’s additional borrowing capacity under the credit facility, including the issuance of additional letters of credit to $275 million. In the event the Company’s senior debt (including amounts drawn on the revolving credit facility) exceeds the borrowing base limitation the Company would be required to cash collateralize letters of credit issued under the credit facility and could be prohibited thereafter from issuing new letters of credit or borrowing under the facility.
     The revolving credit facility imposes restrictions on the Company’s operations and activities by requiring the Company to maintain certain levels of leverage, tangible net worth and components of inventory. If the Company does not maintain the requisite levels, it may not be able to pay dividends or available financing could be reduced or terminated. In addition, the indentures governing the Company’s senior notes and senior subordinated notes impose restrictions on the creation of secured debt and liens.
     At March 31, 2009, the Company was in compliance with all of the covenants, limitations and restrictions that form a part of the bank revolving credit facility and the public debt obligations. The Company’s continued borrowing availability thereafter depends on its ability to remain in compliance with these covenants, limitations and restrictions.
     On May 4, 2009, the Company notified the lenders participating in the revolving credit facility of its intention to voluntarily terminate the facility. In accordance with the provisions of the agreement governing the revolving credit facility, it will terminate effective May 11, 2009. As a result of the termination of the revolving credit facility, the Company will recognize $7.6 million of loss on early retirement of debt related to the write-off of unamortized fees in the three months ended June 30, 2009. There were no penalties incurred in connection with the early termination of the revolving credit facility. Also, on May 4, 2009, the Company entered into secured letter of credit agreements with the three banks which have issued outstanding letters of credit under the revolving credit facility. The effect of these agreements is to remove the outstanding letters of credit from the revolving credit facility and require the Company to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks.
     On January 15, 2009, the Company repaid the remaining $155.2 million principal amount of its 5% senior notes which were due on that date. On February 1, 2009, the Company repaid the remaining $297.7 million principal amount of its 8% senior notes which were due on that date.
     In November 2008, upon expiration of the previous authorization, the Board of Directors authorized the early repurchase of up to $500 million of the Company’s debt securities. The new authorization is effective from December 1, 2008 to November 30, 2009. At March 31, 2009, $382.4 million of the authorization was remaining.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
     During the six months ended March 31, 2009, primarily through unsolicited transactions, the Company repurchased the following senior notes prior to their maturity dates:

Principal
Amount
(In millions)
5% senior notes due 2009	$44.8
8% senior notes due 2009	52.0
4.875% senior notes due 2010	76.2
9.75% senior notes due 2010	26.3
6% senior notes due 2011	7.7
7.875% senior notes due 2011	11.2
6.5% senior notes due 2016	2.3

$220.5

     These senior notes were repurchased for an aggregate purchase price of $211.6 million, plus accrued interest. The repurchases resulted in a gain of $8.4 million, which is net of unamortized discounts and fees written off, and is included in the consolidated statement of operations for the six months ended March 31, 2009.
     Financial Services:
     The Company’s mortgage subsidiary entered into a mortgage sale and repurchase agreement (the “mortgage repurchase facility”) on March 28, 2008. The mortgage repurchase facility, which is accounted for as a secured financing, provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. On March 5, 2009, through an amendment to the repurchase agreement, the capacity of the facility was reduced from $275 million to $75 million, with a provision allowing an increase in the capacity to $100 million during the last five business days of a fiscal quarter and the first seven business days of the following fiscal quarter. Additionally, the amendment extended the maturity date of the facility to March 4, 2010.
     As of March 31, 2009, $174.7 million of mortgage loans held for sale were pledged under the repurchase arrangement, with a carrying value of $176.2 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance fundings totaling $123.7 million, DHI Mortgage had an obligation of $44.4 million outstanding under the mortgage repurchase facility at March 31, 2009 at a 3.8% interest rate.
     The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. At March 31, 2009, the mortgage subsidiary was in compliance with all of the conditions and covenants of the mortgage repurchase facility.
NOTE E — HOMEBUILDING INTEREST
     The Company capitalizes homebuilding interest costs to inventory during active development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Additionally, the Company writes off a portion of the capitalized interest related to communities for which inventory impairments are recorded. Due to the Company’s inventory reduction strategies, slowing or suspending land development in certain communities and limiting the construction of unsold homes, the Company’s inventory under active development and construction was lower than its debt level at March 31, 2009 and 2008. Therefore, a portion of the interest incurred was expensed directly to interest expense in the three and six-month periods ended March 31, 2009 and 2008 as reflected below.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
     The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, expensed as interest expense, charged to cost of sales and written off during the three and six-month periods ended March 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
		(In millions)

Capitalized interest, beginning of period	$157.8	$327.5	$160.6	$338.7
Interest incurred	50.3	57.9	106.9	119.4
Interest expensed:
Directly to interest expense	(23.1)	(11.2)	(48.7)	(11.2)
Amortized to cost of sales	(27.6)	(75.2)	(58.7)	(133.2)
Written off with inventory impairments	(1.6)	(45.7)	(4.3)	(60.4)

Capitalized interest, end of period	$155.8	$253.3	$155.8	$253.3

NOTE F — WARRANTY COSTS
     The Company typically provides its homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems, and a one-year limited warranty on other construction components. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built.
     Changes in the Company’s warranty liability during the three and six-month periods ended March 31, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
		(In millions)
Warranty liability, beginning of period	$73.4	$106.7	$83.4	$116.0
Warranties issued	3.7	7.6	7.9	15.2
Changes in liability for pre-existing warranties	(4.5)	(5.7)	(11.5)	(11.3)
Settlements made	(5.6)	(9.9)	(12.8)	(21.2)

Warranty liability, end of period	$67.0	$98.7	$67.0	$98.7

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
     Mortgage Loans Held for Sale
     Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. Effective October 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” for all loans originated on or after October 1, 2008. These mortgage loans held for sale are initially recorded at

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loan is sold. While the Company’s risk management policies with respect to interest rate risk and fair value changes in mortgage loans held for sale have not changed, the effect of this standard alleviated the complex documentation requirements to account for these instruments as designated fair value accounting hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Additionally, the recognition of net origination costs and fees associated with mortgage loans originated on or after October 1, 2008 are no longer deferred until the time of sale. There were no required cumulative adjustments to retained earnings because the Company chose to continue to account for mortgage loans held for sale originated prior to October 1, 2008 at the lower of cost or market. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     At March 31, 2009, mortgage loans held for sale accounted for under SFAS No. 159 had an aggregate fair value of $186.8 million and an aggregate outstanding principal balance of $184.7 million. During the six months ended March 31, 2009 and 2008, the Company had net gains on sales of loans of $3.4 million and $36.0 million, respectively, which includes the effect of recording recourse expense, as discussed below in “Other Mortgage Loans,” of $19.7 million and $13.8 million, respectively.
     The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale, which for the three and six months ended March 31, 2009 was not significant, and is recognized in current earnings. As of March 31, 2009, the Company had $33.6 million in mortgage loans held for sale not committed to third-party purchasers and the notional amounts of the hedging instruments related to those loans totaled $34.9 million. Prior to October 1, 2008, in accordance with SFAS No. 133, the effectiveness of the fair value hedge in the prior year was monitored and any ineffectiveness, which for the three and six months ended March 31, 2008 was not significant, was recognized in current earnings.
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
     Based on historical performance and current housing and credit market conditions, the Company has recorded reserves for estimated losses on other mortgage loans, real estate owned, future loan repurchase obligations due to the limited recourse provisions and losses for mortgage reinsurance activities, all of which are recorded as reductions of financial services revenue. Other mortgage loans, subject to nonrecurring fair value measurement, totaled $52.5 million and $58.6 million at March 31, 2009 and September 30, 2008, respectively, and had corresponding loss reserves of $18.0 million and $20.1 million, respectively. The Company has established loss reserves for real estate owned of $3.9 million and $4.7 million at March 31, 2009 and September 30, 2008, respectively. The Company’s other mortgage loans and real estate owned are included in financial services other assets in the accompanying consolidated balance sheet. Additional loss reserves at March 31, 2009 and September 30, 2008 included liabilities of $21.3 million and $5.7 million, respectively, for expected losses on future loan repurchase obligations due to the limited recourse provisions. The increase in this loss reserve from September 30, 2008 to March 31, 2009 was primarily due to the Company receiving additional repurchase requests arising under the limited recourse provisions leading to increased expectations for loan repurchases and losses. Additionally, a subsidiary of the Company reinsured a portion of the private mortgage insurance written on loans originated by DHI Mortgage in prior years. At March 31, 2009 and September 30, 2008, reserves for expected future losses under the reinsurance program totaled $11.5 million and $5.8 million, respectively. The mortgage repurchase and reinsurance loss reserves are included in financial services accounts payable and other liabilities in the accompanying

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
     consolidated balance sheet. It is possible that future losses may exceed the amount of reserves and, if so, additional charges will be required.
     Loan Commitments
     To meet the financing needs of its customers, the Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. At March 31, 2009, the Company’s IRLCs totaled $237.9 million. In accordance with SFAS No. 133 and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as derivative instruments recorded at fair value.
     The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in current earnings. As of March 31, 2009, the Company had approximately $38.1 million of best-efforts whole loan delivery commitments and $223.8 million of hedging instruments related to its IRLCs not yet committed to investors.
     At March 31, 2009, the Company had $256.0 million in EDFC options and MBS which were acquired as part of a program to potentially offer homebuyers a below market interest rate on their home financing. These hedging instruments and the related commitments are accounted for at fair value with gains and losses recognized in current earnings. These gains and losses for the three and six months ended March 31, 2009 and 2008 were not significant.
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
     The value of mortgage loans held for sale includes changes in estimated fair value from the date the loan is closed until the date the loan is sold. The fair value of mortgage loans held for sale is generally calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics; therefore, they have been classified as a Level 2 valuation. After consideration of nonperformance risk, no additional adjustments have been made by the Company to the fair value measurement of mortgage loans held for sale. Closed

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
mortgage loans are typically sold within 30 days of origination, limiting any nonperformance exposure period. In addition, the Company actively monitors the financial strength of its counterparties and has limited the number of counterparties utilized in loan sale transactions due to the current market volatility in the mortgage and bank environment.
     The hedging instruments utilized by the Company to manage its interest rate risk and hedge the changes in the fair value of mortgage loans held for sale are publicly traded derivatives with fair value measurements based on quoted market prices. Exchange-traded derivatives are considered Level 1 valuations because quoted prices for identical assets are used for fair value measurements. Over-the-counter derivatives, such as MBS, are classified as Level 2 valuations because quoted prices for similar assets are used for fair value measurements. The Company mitigates exposure to nonperformance risk associated with over-the-counter derivatives by limiting the number of counterparties and actively monitoring their financial strength and creditworthiness while requiring them to be well-known institutions with credit ratings equal to or better than AA- or equivalent. Further, the Company’s derivative contracts typically have short-term durations with maturities from one to four months. Accordingly, the Company’s risk of nonperformance relative to its derivative positions is also not significant. Nonperformance risk associated with exchange-traded derivatives is considered minimal as these items are traded on the Chicago Mercantile Exchange. After consideration of nonperformance risk, no additional adjustments have been made to the fair value measurement of hedging instruments.
     The fair values of IRLCs are also calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics; therefore, they have been classified as Level 2 valuations. These valuations do not contain adjustments for expirations as any expired commitments are excluded from the fair value measurement. After consideration of nonperformance risk, no additional adjustments have been made by the Company to the fair value measurements of IRLCs. The Company generally only issues IRLCs for products that meet specific investor guidelines. Should any investor become insolvent, the Company would not be required to close the transaction based on the terms of the commitment. Since not all IRLCs will become closed loans, the Company adjusts its fair value measurements for the estimated amount of IRLCs that will not close.
     A summary of assets and liabilities at March 31, 2009 measured at fair value on a recurring basis were as follows:

	Fair Value		Fair Value at
	Hierarchy	Balance Sheet Location	March 31, 2009
			(in millions)
Financial Services:
Mortgage Loans Held for Sale (a)	Level 2	Mortgage Loans Held for Sale	$186.8
Derivatives not Designated as Hedging Instruments under SFAS No. 133 (b):
Interest Rate Lock Commitments	Level 2	Other Assets	$2.2
Forward Sales of MBS	Level 2	Other Liabilities	$(1.4)
EDFC Options	Level 1	Other Liabilities	$(0.1)
Best-Efforts Commitments	Level 2	Other Liabilities	$(0.7)

(a)	Mortgage loans held for sale are reflected at full fair value.

(b)	Fair value measurements represent changes in fair value since inception. Such changes are reflected in the balance sheet and recorded to gain (loss) from sale of mortgage loans, which is a component of financial services revenues.
     Additional information regarding the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies is included in Note G “Mortgage Loans” and in Item 3 “Quantitative and Qualitative Disclosures about Market Risk” of this quarterly report on Form 10-Q.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
     Related interest income for mortgage loans held for sale continues to be measured based on contractual interest rates and is included in financial services revenues.
     Other mortgage loans are measured at fair value on a nonrecurring basis and include performing and nonperforming mortgage loans. Other mortgage loans are reported in other assets based on the Company’s assessment of the value of the underlying collateral and are classified as Level 3 valuations.
NOTE I — INCOME TAXES
     The Company’s provision for income taxes for the three and six months ended March 31, 2009 was $5.6 million and $6.8 million, respectively. The provision for income taxes for the three and six months ended March 31, 2008 was $421.0 million and $347.0 million, respectively. The Company’s effective income tax expense rate for the three and six-month periods ended March 31, 2009 was 5.4% and 4.1%, respectively. The effective income tax expense rate for the three and six-month periods ended March 31, 2008 was 47.6% and 31.9%, respectively. The differences in the Company’s effective tax rates are primarily the result of recording a $714.3 million valuation allowance on its deferred tax assets at March 31, 2008, of which $385.0 million related to deferred tax assets existing as of the beginning of fiscal year 2008. The provision for income taxes for the three and six-month periods ending March 31, 2009 relates primarily to state income taxes on business operations conducted in states where the Company is profitable, adjustments to the previously recorded valuation allowance against the deferred tax assets and a reduction of the Company’s reserve for unrecognized tax benefits of $2.7 million recorded during the three months ended March 31, 2009.
     At March 31, 2009, the Company had a federal income tax receivable of $54.5 million, relating to a net operating loss carryback from its 2008 year. In December 2008, the Company received a federal income tax refund of $621.7 million with respect to its 2008 year. The Company expects to receive the $54.5 million receivable in the form of a refund after it files its final tax return for fiscal 2008 in June 2009. The refund is expected to be generated from the carryback of a tax loss generated in fiscal 2008 against taxable income earned in fiscal 2006.
     At March 31, 2009 and September 30, 2008, the Company had net deferred tax assets of $1,232.7 million and $1,174.8 million, respectively, offset by valuation allowances of $1,019.2 million and $961.3 million, respectively. A substantial portion of the remaining net deferred tax asset of $213.5 million at March 31, 2009 is expected to be recovered through the carryback of federal tax losses to be generated in fiscal 2009, primarily through the sale of homes which have been impaired in previous periods. Federal tax losses realized in fiscal 2009 can be carried back to fiscal 2007 when the Company had taxable income of $616.0 million. The remainder of the net deferred tax asset is expected to be recovered through state income tax loss carrybacks and filing of an amended federal tax return for fiscal 2007. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcome of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position. The Company’s ability to sell and close an adequate amount of previously impaired homes in fiscal 2009 is a significant assumption required for full recovery of the net deferred tax asset. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.
     The total amount of unrecognized tax benefits was $16.0 million and $18.7 million as of March 31, 2009 and September 30, 2008, respectively, which includes interest, penalties, and the tax benefit relating to the deductibility of interest and state income taxes. All tax positions, if recognized, would affect the Company’s effective income tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly decrease or increase within twelve months of the current reporting date.
     The Company is subject to federal income tax and to income tax in multiple states. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2004 through 2009. The Company is currently being audited by various states. The IRS commenced an examination of the Company’s tax returns for 2004 and 2005 in January 2007. Their examination concluded in February 2009, resulting in the

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
assessment of $5.9 million of additional federal income tax and interest. Also, the Company recorded a reduction of $2.7 million to the amount of unrecognized tax benefits as a result of the conclusion of the audit.
NOTE J — LOSS PER SHARE
     The following table sets forth the numerators and denominators used in the computation of basic and diluted loss per share for the three and six months ended March 31, 2009 and 2008. In both periods, all outstanding stock options were excluded from the computation because they were antidilutive due to the net loss recorded during each period.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
		(In millions)
Numerator:
Net loss	$(108.6)	$(1,305.6)	$(171.1)	$(1,434.5)

Denominator:
Denominator for basic and diluted loss per share— adjusted weighted average common shares	316.8	315.4	316.7	315.2

NOTE K — STOCKHOLDERS’ EQUITY
     The Company has an automatically effective universal shelf registration statement registering debt and equity securities that it may issue from time to time in amounts to be determined. Under SEC rules, this shelf registration statement expires in June 2009. The Company expects to file a new registration statement prior to its expiration. Also, at March 31, 2009, the Company had the capacity to issue approximately 22.5 million shares of common stock under its acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.
     In November 2008, upon expiration of the previous authorization, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. The new authorization is effective from December 1, 2008 to November 30, 2009. All of the $100 million authorization was remaining at March 31, 2009.
     During the three months ended March 31, 2009, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on February 26, 2009 to stockholders of record on February 16, 2009. In April 2009, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on May 27, 2009 to stockholders of record on May 19, 2009. Quarterly cash dividends of $0.15 and $0.075 per common share were declared in the comparable quarters of fiscal 2008.
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
March 31, 2009
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
     During the three months ended March 31, 2009, the Company accrued $2.0 million for the repair of a limited number of homes in its South Florida market where certain of its subcontractors had purchased and installed imported drywall that may be responsible for the accelerated corrosion of certain metals in the home.
     In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At March 31, 2009, the Company had total deposits of $36.3 million, comprised of cash deposits of $33.3 million, promissory notes of $2.1 million, and letters of credit and surety bonds of $0.9 million, to purchase land and lots with a total remaining purchase price of $634.3 million. Within the land and lot option purchase contracts in force at March 31, 2009, there were a limited number of contracts, representing only $25.5 million of remaining purchase price, subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations.
     Included in the total deposits of $36.3 million were $17.6 million of deposits related to land and lot option purchase contracts for which the Company does not expect to exercise its option to purchase the land or lots, but the contract has not yet been terminated. The remaining purchase price of land and lots subject to those contracts was $169.5 million. Consequently, the deposits relating to these contracts have been written off, resulting in a net deposit balance of $18.7 million at March 31, 2009. The majority of land and lots under contract are currently expected to be purchased within three years, based on the Company’s assumptions as to the extent it will exercise its options to purchase such land and lots.
     Additionally, in the normal course of its business activities, the Company provides standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At March 31, 2009, outstanding standby letters of credit were $61.7 million and surety bonds were $1.38 billion. As described in Notes D and P, in

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
May 2009, the Company voluntarily terminated its revolving credit facility and entered into new secured letter of credit agreements with the banks which had issued the outstanding letters of credit.
NOTE M — RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which partially deferred the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows (see Note H). The Company is currently evaluating the impact of adopting the remaining provisions of SFAS No. 157; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The statement amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and therefore, was effective for the Company this quarter. The adoption of this pronouncement, which is related to disclosure only, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
     In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60.” The statement requires that an insurance entity recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 also clarifies the application of SFAS No. 60 “Accounting and Reporting by Insurance Enterprises” to financial guarantee insurance contracts and expands disclosure requirements surrounding such contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of SFAS No. 163; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial position, results of operations or cash flows.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial position, results of operations or cash flows.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP 157-4). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial position, results of operations or cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
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
     Homebuilding is the Company’s core business, generating 99% and 98% of consolidated revenues during the six months ended March 31, 2009 and 2008, respectively. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land for residential purposes and the construction and sale of residential homes on such land in 27 states and 77 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.
     The Company’s financial services segment provides mortgage financing and title agency services principally to customers of the Company’s homebuilding segments. The Company generally does not retain or service the mortgages that it originates, but, rather, seeks to sell the mortgages and related servicing rights to purchasers. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
     The accounting policies of the reporting segments are described throughout Note A in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2008.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
		Restated		Restated
	2009	2008	2009	2008
		(In millions)
Revenues
Homebuilding revenues:
East	$81.0	$153.3	$156.9	$312.0
Midwest	61.7	127.5	133.4	286.4
Southeast	120.6	202.4	267.7	436.8
South Central	221.9	364.1	476.9	713.0
Southwest	82.7	261.8	220.3	653.2
West	207.4	514.9	420.4	930.2

Total homebuilding revenues	$775.3	$1,624.0	$1,675.6	$3,331.6
Financial services revenues	$2.7	$32.9	$20.4	$67.9

Consolidated revenues	$778.0	$1,656.9	$1,696.0	$3,399.5

Inventory Impairments
East	$1.4	$90.3	$5.6	$109.2
Midwest	9.3	21.3	13.1	25.6
Southeast	2.2	176.5	6.0	198.3
South Central	2.3	19.4	2.2	29.5
Southwest	5.8	27.0	7.8	27.0
West	24.0	482.6	65.4	670.9

Total inventory impairments	$45.0	$817.1	$100.1	$1,060.5

Income (Loss) Before Income Taxes (1)
Homebuilding loss before income taxes:
East	$(5.8)	$(116.2)	$(16.7)	$(142.2)
Midwest	(21.2)	(33.2)	(32.8)	(32.6)
Southeast	(12.4)	(202.1)	(17.5)	(223.5)
South Central	1.3	(9.7)	13.1	(6.9)
Southwest	(12.2)	(15.5)	(9.2)	20.7
West	(40.3)	(519.8)	(85.9)	(721.8)

Total homebuilding loss before income taxes	$(90.6)	$(896.5)	$(149.0)	$(1,106.3)
Financial services income (loss) before income taxes	$(12.4)	$11.9	$(15.3)	$18.8

Consolidated loss before income taxes	$(103.0)	$(884.6)	$(164.3)	$(1,087.5)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009

	March 31,	September 30,
	2009	2008
	(In millions)
Homebuilding Inventories (2):
East	$580.7	$594.5
Midwest	443.0	473.8
Southeast	720.2	799.6
South Central	823.0	939.7
Southwest	332.1	423.6
West	1,083.0	1,258.4
Corporate and unallocated (3)	186.0	193.6

Total homebuilding inventory	$4,168.0	$4,683.2

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to operating the Company’s corporate office.

(2)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(3)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
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
Consolidating Balance Sheet
March 31, 2009

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$1,451.5	$29.7	$34.0	$—	$1,515.2
Investments in subsidiaries	1,014.3	—	—	(1,014.3)	—
Inventories	1,313.8	2,812.8	41.4	—	4,168.0
Property and equipment, net	21.8	24.7	20.1	—	66.6
Income taxes receivable	54.5	—	—	—	54.5
Deferred income taxes, net	68.2	145.3	—	—	213.5
Earnest money deposits and other assets	56.6	107.5	92.3	—	256.4
Mortgage loans held for sale	—	—	187.6	—	187.6
Goodwill	—	15.9	—	—	15.9
Intercompany receivables	1,784.8	—	—	(1,784.8)	—

Total Assets	$5,765.5	$3,135.9	$375.4	$(2,799.1)	$6,477.7

LIABILITIES & EQUITY
Accounts payable and other liabilities	$251.8	$533.7	$118.1	$—	$903.6
Intercompany payables	—	1,746.0	38.8	(1,784.8)	—
Notes payable	2,866.4	1.2	44.4	—	2,912.0

Total Liabilities	3,118.2	2,280.9	201.3	(1,784.8)	3,815.6

Minority interests	—	—	14.8	—	14.8

Total Equity	2,647.3	855.0	159.3	(1,014.3)	2,647.3

Total Liabilities & Equity	$5,765.5	$3,135.9	$375.4	$(2,799.1)	$6,477.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Three Months Ended March 31, 2009

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$189.9	$581.7	$3.7	$—	$775.3
Cost of sales	167.8	549.3	3.2	—	720.3

Gross profit	22.1	32.4	0.5	—	55.0
Selling, general and administrative expense	57.3	68.2	1.4	—	126.9
Equity in loss of subsidiaries	47.7	—	—	(47.7)	—
Interest expense	23.1	—	—	—	23.1
(Gain) on early retirement of debt	(2.2)	—	—	—	(2.2)
Other (income) expense	(0.8)	(0.7)	(0.7)	—	(2.2)

	(103.0)	(35.1)	(0.2)	47.7	(90.6)

Financial Services:
Revenues	—	—	2.7	—	2.7
General and administrative expense	—	—	17.2	—	17.2
Interest expense	—	—	0.3	—	0.3
Interest and other (income)	—	—	(2.4)	—	(2.4)

	—	—	(12.4)	—	(12.4)

Loss before income taxes	(103.0)	(35.1)	(12.6)	47.7	(103.0)
Provision for income taxes	5.6	4.2	0.1	(4.3)	5.6

Net loss	$(108.6)	$(39.3)	$(12.7)	$52.0	$(108.6)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Six Months Ended March 31, 2009

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$370.2	$1,296.1	$9.3	$—	$1,675.6
Cost of sales	353.0	1,175.2	8.6	—	1,536.8

Gross profit	17.2	120.9	0.7	—	138.8
Selling, general and administrative expense	102.1	149.0	2.8	—	253.9
Equity in loss of subsidiaries	43.4	—	—	(43.4)	—
Interest expense	48.7	—	—	—	48.7
(Gain) on early retirement of debt	(8.4)	—	—	—	(8.4)
Other (income) expense	(4.3)	0.3	(2.4)	—	(6.4)

	(164.3)	(28.4)	0.3	43.4	(149.0)

Financial Services:
Revenues	—	—	20.4	—	20.4
General and administrative expense	—	—	40.4	—	40.4
Interest expense	—	—	1.0	—	1.0
Interest and other (income)	—	—	(5.7)	—	(5.7)

	—	—	(15.3)	—	(15.3)

Loss before income taxes	(164.3)	(28.4)	(15.0)	43.4	(164.3)
Provision for income taxes	6.8	5.2	0.1	(5.3)	6.8

Net income (loss)	$(171.1)	$(33.6)	$(15.1)	$48.7	$(171.1)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Three Months Ended March 31, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$304.3	$1,309.4	$10.3	$—	$1,624.0
Cost of sales	520.4	1,773.7	8.7	—	2,302.8

Gross profit (loss)	(216.1)	(464.3)	1.6	—	(678.8)
Selling, general and administrative expense	77.7	128.8	1.8	—	208.3
Equity in loss of subsidiaries	579.4	—	—	(579.4)	—
Interest expense	11.2	—	—	—	11.2
Other (income) expense	0.2	(0.6)	(1.4)	—	(1.8)

	(884.6)	(592.5)	1.2	579.4	(896.5)

Financial Services:
Revenues	—	—	32.9	—	32.9
General and administrative expense	—	—	22.8	—	22.8
Interest expense	—	—	0.8	—	0.8
Interest and other (income)	—	—	(2.6)	—	(2.6)

	—	—	11.9	—	11.9

Income (loss) before income taxes	(884.6)	(592.5)	13.1	579.4	(884.6)
Provision for income taxes	421.0	273.6	5.0	(278.6)	421.0

Net income (loss)	$(1,305.6)	$(866.1)	$8.1	$858.0	$(1,305.6)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Six Months Ended March 31, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$613.2	$2,694.7	$23.7	$—	$3,331.6
Cost of sales	861.9	3,128.3	18.6	—	4,008.8

Gross profit (loss)	(248.7)	(433.6)	5.1	—	(677.2)
Selling, general and administrative expense	162.8	254.6	4.0	—	421.4
Equity in loss of subsidiaries	665.0	—	—	(665.0)	—
Interest expense	11.2	—	—	—	11.2
Other (income)	(0.2)	(1.9)	(1.4)	—	(3.5)

	(1,087.5)	(686.3)	2.5	665.0	(1,106.3)

Financial Services:
Revenues	—	—	67.9	—	67.9
General and administrative expense	—	—	53.3	—	53.3
Interest expense	—	—	2.1	—	2.1
Interest and other (income)	—	—	(6.3)	—	(6.3)

	—	—	18.8	—	18.8

Income (loss) before income taxes	(1,087.5)	(686.3)	21.3	665.0	(1,087.5)
Provision for income taxes	347.0	239.4	8.0	(247.4)	347.0

Net income (loss)	$(1,434.5)	$(925.7)	$13.3	$912.4	$(1,434.5)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Six Months Ended March 31, 2009

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash provided by operating activities	$598.1	$201.3	$179.2	$—	$978.6

INVESTING ACTIVITIES
Purchases of property and equipment	(2.5)	(2.0)	—	—	(4.5)

Net cash used in investing activities	(2.5)	(2.0)	—	—	(4.5)

FINANCING ACTIVITIES
Net change in notes payable	(664.8)	—	(159.1)	—	(823.9)
Net change in intercompany receivables/payables	281.5	(259.7)	(21.8)	—	—
Proceeds from stock associated with certain employee benefit plans	1.3	—	—	—	1.3
Income tax benefit from stock option exercises	0.2	—	—	—	0.2
Cash dividends paid	(23.8)	—	—	—	(23.8)

Net cash used in financing activities	(405.6)	(259.7)	(180.9)	—	(846.2)

Increase (decrease) in cash and cash equivalents	190.0	(60.4)	(1.7)	—	127.9
Cash and cash equivalents at beginning of period	1,261.5	90.1	35.7	—	1,387.3

Cash and cash equivalents at end of period	$1,451.5	$29.7	$34.0	$—	$1,515.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Six Months Ended March 31, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash provided by operating activities	$69.1	$700.0	$239.3	$1.6	$1,010.0

INVESTING ACTIVITIES
Purchases of property and equipment	0.5	(7.2)	(0.1)	—	(6.8)

Net cash provided by (used in) investing activities	0.5	(7.2)	(0.1)	—	(6.8)

FINANCING ACTIVITIES
Net change in notes payable	(402.0)	—	(223.8)	—	(625.8)
Net change in intercompany receivables/payables	857.1	(842.9)	(14.2)	—	—
Proceeds from stock associated with certain employee benefit plans	6.4	—	—	—	6.4
Income tax benefit from stock option exercises	2.0	—	—	—	2.0
Cash dividends paid	(94.5)	—	—	—	(94.5)

Net cash provided by (used) in financing activities	369.0	(842.9)	(238.0)	—	(711.9)

Increase (decrease) in cash and cash equivalents	438.6	(150.1)	1.2	1.6	291.3
Cash and cash equivalents at beginning of period	—	225.3	45.9	(1.6)	269.6

Cash and cash equivalents at end of period	$438.6	$75.2	$47.1	$—	$560.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2009
NOTE P — SUBSEQUENT EVENTS
     Voluntary Termination of Revolving Credit Facility
     On May 4, 2009, the Company notified the lenders participating in the revolving credit facility of its intention to voluntarily terminate the facility. In accordance with the provisions of the agreement governing the revolving credit facility, it will terminate effective May 11, 2009. As a result of the termination of the revolving credit facility, the Company will recognize $7.6 million of loss on early retirement of debt related to the write-off of unamortized fees in the three months ended June 30, 2009. There were no penalties incurred in connection with the early termination of the revolving credit facility. Also, on May 4, 2009, the Company entered into secured letter of credit agreements with the three banks which have issued outstanding letters of credit under the revolving credit facility. The effect of these agreements is to remove the outstanding letters of credit from the revolving credit facility and require the Company to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks.
     Repurchase of Public Unsecured Debt
     On April 6, 2009, through an unsolicited transaction, the Company repurchased $25.2 million principal amount of its 7.875% senior notes due 2011 for a purchase price of $23.7 million, plus accrued interest.

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
BUSINESS
     We are one of the largest homebuilding companies in the United States, constructing and selling single-family housing through our operating divisions in 27 states and 77 markets as of March 31, 2009, primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $90,000 to $900,000, with an average closing price of $216,400 during the six months ended March 31, 2009. Approximately 82% and 78% of home sales revenues were generated from the sale of single-family detached homes in the six months ended March 31, 2009 and 2008, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs.
     Through our financial services operations, we provide mortgage financing and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our wholly-owned subsidiary, provides mortgage financing services principally to purchasers of homes we build. We generally do not seek to retain or service the mortgages we originate but, rather, seek to sell the mortgages and related servicing rights to purchasers. DHI Mortgage originates loans in accordance with investor guidelines and historically has sold substantially all of its mortgage production within 30 days of origination. Our subsidiary title companies serve as title insurance agents by providing title insurance policies, examination and closing services, primarily to the purchasers of our homes.

     We conduct our homebuilding operations in all of the geographic regions, states and markets listed below, and we conduct our mortgage and title operations in many of these markets. Our homebuilding operating divisions are aggregated into six reporting segments, which are comprised of the markets below. Our financial statements contain additional information regarding segment performance.

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		South Central Region
Delaware	Central Delaware	Louisiana	Baton Rouge
	Delaware Shore	Mississippi	Mississippi Gulf Coast
Georgia	Savannah	Oklahoma	Oklahoma City
Maryland	Baltimore	Texas	Austin
	Suburban Washington, D.C.		Dallas
New Jersey	North New Jersey		Fort Worth
	South New Jersey		Houston
North Carolina	Brunswick County		Killeen/Temple
	Charlotte		Laredo
	Greensboro/Winston-Salem		Rio Grande Valley
	Raleigh/Durham		San Antonio
Pennsylvania	Lancaster		Waco
Philadelphia
South Carolina	Charleston		Southwest Region
	Columbia	Arizona	Phoenix
	Hilton Head		Tucson
	Myrtle Beach	New Mexico	Albuquerque
Virginia	Northern Virginia		Las Cruces

	Midwest Region		West Region
Colorado	Colorado Springs	California	Bay Area
	Denver		Central Valley
	Fort Collins		Imperial Valley
Illinois	Chicago		Los Angeles County
Minnesota	Minneapolis/St. Paul		Riverside/San Bernardino
Wisconsin	Kenosha		Sacramento
San Diego County
	Southeast Region		Ventura County
Alabama	Birmingham	Hawaii	Hawaii
	Mobile		Kauai
Florida	Daytona Beach		Maui
	Fort Myers/Naples		Oahu
	Jacksonville	Idaho	Boise
	Melbourne	Nevada	Las Vegas
	Miami/West Palm Beach		Laughlin
	Ocala		Reno
	Orlando	Oregon	Albany
	Pensacola		Central Oregon
	Tampa		Portland
Georgia	Atlanta	Utah	Salt Lake City
	Macon	Washington	Bellingham
Eastern Washington
Seattle/Tacoma
Vancouver

OVERVIEW
     During the second quarter of fiscal 2009, conditions within the homebuilding industry remained very challenging. The decline in demand for new homes continues to be reflected in the volume of our net sales orders, which was 45% lower than in the second quarter of fiscal 2008, and the average selling price of those orders was down 8%. Consequently, the value of our sales order backlog at March 31, 2009 was 54% lower than a year ago.
     The factors hurting demand for new homes are pervasive across the United States. High inventory levels of both new and existing homes, elevated cancellation rates, low sales absorption rates and overall weak consumer confidence have persisted. The effects of these factors have been magnified by reduced availability of credit in the mortgage markets, high levels of home foreclosures and severe shortages of liquidity in the financial markets. The overall economy has weakened significantly and is now in a recession marked by high unemployment levels, further deterioration in consumer confidence and reduced consumer spending. These factors have caused our sales volume to be significantly reduced from the prior year.
     We continue to remain cautious regarding our outlook for the homebuilding industry. We believe that housing market conditions may continue to deteriorate, that challenging conditions will persist for some time and that the timing of a recovery in the housing market remains unclear. Our outlook incorporates several factors, including continued margin pressure from sales price reductions and incentives; continued high levels of new and existing homes available for sale; weak demand from new home consumers; continued high sales cancellations; significant restrictions on the availability of certain mortgage products and an overall increase in the underwriting requirements for home financing as a result of the credit tightening in the mortgage markets.
     Due to the challenging market conditions discussed above, we have continued to evaluate our homebuilding and financial services assets for recoverability in accordance with the appropriate accounting standards. Our significant assets, excluding cash, and those whose recoverability are most impacted by market conditions include inventory, earnest money deposits and pre-acquisition costs related to land and lot option contracts, tax assets, both on amounts reflected as deferred and as a receivable, and owned mortgage loans, which collectively comprise 95% of our total non-cash assets. Our evaluations reflected our expectation of continued and increasing challenges in the homebuilding industry, and our belief that these challenging conditions will persist for some time. Based on our evaluations, we recorded inventory impairment charges of $45.0 million, wrote-off earnest money deposits and pre-acquisition costs related to land and lot option contracts we no longer plan to pursue of $3.1 million, and recorded additional reserve for losses of $16.1 million associated with limited recourse provisions on previously sold mortgage loans during the three months ended March 31, 2009. While these impairment charges and write-offs are generally less than amounts recognized in the prior year periods, they reflect the continued weakness in market conditions. We will evaluate whether further impairment charges, valuation adjustments or write-offs are necessary on these assets in the coming quarters. Additional discussion of these evaluations and charges is presented below.
STRATEGY
     We believe the long-term fundamentals which support housing demand, namely population growth and household formation, remain solid. However, it is not possible to predict how long the negative effects of the current market conditions will persist or to what extent they will continue to deteriorate. Consequently, we have aggressively sought to reduce our inventory levels and increase our cash balances. We have been successful in generating substantial cash flow from operations primarily through inventory reductions, as well as from the receipt of a tax refund from a loss carryback, allowing us to increase our cash balances and decrease debt levels. This increase in our liquidity provides us with flexibility in determining the appropriate operating strategy for each of our communities and markets to strike the best balance between cash flow generation and potential profit. With this flexibility, we remain committed to the following initiatives related to our operating strategy in the current homebuilding business environment:
•	Maintaining a strong cash balance and overall liquidity position.

•	Managing the sales prices and level of sales incentives on our homes as necessary to optimize the balance of sales volumes, returns and cash flows.

•	Reducing our land and lot inventory from current levels by:
—	selling and constructing homes;

—	opportunistically selling excess land and lots;

—	significantly restricting our spending for land purchases;

—	decreasing our land development spending or suspending development in many communities until market conditions improve;

—	renegotiating or canceling land option purchase contracts; and

—	limiting purchases of finished lots to those needed to meet immediate demand for homes in selected markets and submarkets.
•	Controlling our inventory of homes under construction by closely monitoring the construction of unsold homes and aggressively marketing our unsold, completed homes in inventory.

•	Decreasing our cost of goods purchased from both vendors and subcontractors.

•	Modifying our product offerings to provide more affordable homes.

•	Decreasing our SG&A infrastructure to be in line with our reduced expectations of production levels.
     These initiatives allowed us to generate cash flows from operations during the six months ended March 31, 2009, which we utilized to increase our liquidity and reduce our outstanding debt. Although we cannot provide any assurances that these initiatives will be successful, we expect that our operating strategy will allow us to continue to maintain a strong balance sheet and liquidity position.
KEY RESULTS
     Key financial results as of and for the three months ended March 31, 2009, as compared to the same period of 2008, were as follows:
     Homebuilding Operations:
•	Homebuilding revenues decreased 52% to $775.3 million.

•	Homes closed decreased 47% to 3,585 homes and the average selling price of those homes decreased 10% to $215,000.

•	Net sales orders decreased 45% to 4,160 homes.

•	Sales order backlog decreased 54% to $963.0 million.

•	Home sales gross margins increased 390 basis points to 13.3%.

•	Inventory impairments and land option cost write-offs were $48.1 million, compared to $834.1 million.

•	Homebuilding SG&A expenses decreased 39% to $126.9 million, but increased as a percentage of homebuilding revenues by 360 basis points to 16.4%.

•	Homebuilding pre-tax loss was $90.6 million, compared to pre-tax loss of $896.5 million.

•	Homes in inventory declined by 4,800 to 10,300.

•	Owned lots declined by 46,000 to 95,000.

•	Homebuilding debt decreased by $713.2 million to $2.9 billion.

•	Net homebuilding debt to total capital decreased 860 basis points to 34.3%, and gross homebuilding debt to total capital increased 520 basis points to 52.0%.

•	Homebuilding cash was $1.5 billion, compared to $518.9 million at March 31, 2008.

     Financial Services Operations:
•	Total financial services revenues, net of recourse expense, decreased 92% to $2.7 million, reflecting an increase in recourse expense.

•	Financial services pre-tax loss was $12.4 million, compared to pre-tax income of $11.9 million.

•	Financial services debt decreased by $119.6 million to $44.4 million.
     Consolidated Results:
•	Net loss per share was $0.34, compared to net loss per share of $4.14.

•	Net loss was $108.6 million, compared to net loss of $1.3 billion.

•	Stockholders’ equity decreased 35% to $2.65 billion.

•	Net cash provided by operations was $161.0 million, compared to $452.3 million.
     Key financial results for the six months ended March 31, 2009, as compared to the same period of 2008, were as follows:
     Homebuilding Operations:
•	Homebuilding revenues decreased 50% to $1,675.6 million.

•	Homes closed decreased 42% to 7,653 homes and the average selling price of those homes decreased 10% to $216,400.

•	Net sales orders decreased 41% to 6,937 homes.

•	Home sales gross margins increased 270 basis points to 14.5%.

•	Inventory impairments and land option cost write-offs were $104.4 million, compared to $1,079.5 million.

•	Homebuilding SG&A expenses decreased 40% to $253.9 million, but increased as a percentage of homebuilding revenues by 260 basis points to 15.2%.

•	Homebuilding pre-tax loss was $149.0 million, compared to pre-tax loss of $1.1 billion.
     Financial Services Operations:
•	Total financial services revenues, net of recourse expense, decreased 70% to $20.4 million, reflecting an increase in recourse expense.

•	Financial services pre-tax loss was $15.3 million, compared to pre-tax income of $18.8 million.
     Consolidated Results:
•	Net loss per share was $0.54, compared to net loss per share of $4.55.

•	Net loss was $171.1 million, compared to net loss of $1.4 billion.

•	Net cash provided by operations was $978.6 million, compared to $1,010.0 million.

RESULTS OF OPERATIONS — HOMEBUILDING
     The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and six months ended March 31, 2009 and 2008. We have restated the 2008 amounts between reporting segments to conform to the 2009 presentation.

	Net Sales Orders (1)
	Three Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
East	289	509	(43)%	$67.3	$131.5	(49)%	$232,900	$258,300	(10)%
Midwest	300	442	(32)%	79.7	129.8	(39)%	265,700	293,700	(10)%
Southeast	716	1,164	(38)%	130.6	228.3	(43)%	182,400	196,100	(7)%
South Central	1,488	2,407	(38)%	256.8	426.3	(40)%	172,600	177,100	(3)%
Southwest	520	1,288	(60)%	87.2	233.7	(63)%	167,700	181,400	(8)%
West	847	1,718	(51)%	222.9	512.4	(56)%	263,200	298,300	(12)%

	4,160	7,528	(45)%	$844.5	$1,662.0	(49)%	$203,000	$220,800	(8)%

	Six Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
East	542	853	(36)%	$123.6	$220.3	(44)%	$228,000	$258,300	(12)%
Midwest	465	739	(37)%	124.5	210.5	(41)%	267,700	284,800	(6)%
Southeast	1,301	1,745	(25)%	233.6	336.1	(30)%	179,600	192,600	(7)%
South Central	2,474	3,992	(38)%	430.0	703.7	(39)%	173,800	176,300	(1)%
Southwest	872	2,017	(57)%	146.4	370.1	(60)%	167,900	183,500	(9)%
West	1,283	2,427	(47)%	353.9	747.4	(53)%	275,800	308,000	(10)%

	6,937	11,773	(41)%	$1,412.0	$2,588.1	(45)%	$203,500	$219,800	(7)%

	Sales Order Cancellations
	Three Months Ended March 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2009	2008	2009	2008	2009	2008
East	138	373	$32.5	$85.0	32%	42%
Midwest	53	102	14.2	31.8	15%	19%
Southeast	307	536	59.4	121.9	30%	32%
South Central	812	1,108	136.5	191.0	35%	32%
Southwest	212	945	39.1	195.6	29%	42%
West	279	657	82.3	242.6	25%	28%

	1,801	3,721	$364.0	$867.9	30%	33%

	Six Months Ended March 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2009	2008	2009	2008	2009	2008
East	247	644	$61.1	$152.6	31%	43%
Midwest	136	230	37.5	73.3	23%	24%
Southeast	606	1,051	118.9	255.2	32%	38%
South Central	1,484	2,043	249.0	352.5	37%	34%
Southwest	439	1,944	85.1	417.6	33%	49%
West	572	1,207	176.7	453.4	31%	33%

	3,484	7,119	$728.3	$1,704.6	33%	38%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

     Net Sales Orders
     Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations. The value of net sales orders decreased 49%, to $844.5 million (4,160 homes) for the three months ended March 31, 2009, from $1,662.0 million (7,528 homes) for the same period of 2008. The value of net sales orders decreased 45%, to $1,412.0 million (6,937 homes) for the six months ended March 31, 2009, from $2,558.1 million (11,773 homes) for the same period of 2008. The number of net sales orders decreased 45% and 41% for the three and six-month periods ended March 31, 2009, respectively, reflecting the continued reduction of demand for new homes in most homebuilding markets. The volume of our net sales orders for the month ended April 30, 2009 continued to reflect the weak market conditions and decreased 18% compared to the month ended April 30, 2008. We believe the most significant factors contributing to the slowing of demand for new homes in most of our markets include a continued high level of new and existing homes for sale, which includes foreclosed homes for sale, a decrease in the availability of mortgage financing for many potential homebuyers, the continued uncertainty in the financial markets and a decline in homebuyer consumer confidence. Many prospective homebuyers continue to approach the purchase decision more tentatively due to continued increases in price concessions and sales incentives offered on both new and existing homes, concern over their ability to sell an existing home or obtain mortgage financing, the general uncertainty surrounding the housing market, increasing unemployment and weakness in the overall economy. We continue to manage our sales incentives and pricing on a community by community basis in an attempt to optimize the balance of sales volumes, profits, returns and cash flows. However, the factors above, combined with the continued pricing responses of our competitors, have limited the impact of our pricing efforts on sales. Further contributing to the decline in sales has been the elimination of seller funded down payment assistance programs for FHA insured loans, as discussed below.
     In comparing the three and six-month periods ended March 31, 2009 to the same periods of 2008, the value of net sales orders decreased in all six of our market regions. These decreases were primarily due to substantially similar decreases in the number of homes sold in the respective regions. To a much lesser extent, the decline in average selling price also contributed to the decline in the value of net sales orders.
     The average price of our net sales orders in the three months ended March 31, 2009 was $203,000, a decrease of 8% from the $220,800 average in the comparable period of 2008. The average price of our net sales orders in the six months ended March 31, 2009 was $203,500, a decrease of 7% from the $219,800 average in the comparable period of 2008. The average price of our net sales orders decreased in all of our market regions, due primarily to price reductions and increased incentives in our California, Maryland, Nevada, New Jersey and Arizona markets. In general, our pricing is dependent on the demand for our homes, and declines in our average selling prices are due in large part to increases in the use of price reductions and sales incentives in order to attempt to achieve an appropriate sales absorption pace. Further, as the inventory of existing homes for sale, which includes an increasing number of foreclosed homes, has continued to be high, it has led to the need to ensure our pricing is competitive with comparable existing home sales prices. We monitor and may adjust our product mix, geographic mix and pricing within our homebuilding markets in an effort to keep our core product offerings affordable for our target customer base, typically first-time and move-up homebuyers. To a lesser extent than the competitive factors discussed above, this has also contributed to decreases in the average selling price.
     Our sales order cancellation rates (cancelled sales orders divided by gross sales orders for the period) during the three and six months ended March 31, 2009 were 30% and 33%, respectively, compared to 33% and 38% during the same periods of fiscal 2008. While an improvement from prior year periods, these elevated cancellation rates reflect the ongoing challenges in most of our homebuilding markets, including the inability of many prospective homebuyers to sell their existing homes, the erosion of buyer confidence, the credit tightening in the mortgage markets and the shortage of liquidity in the financial markets which has further restricted the availability of credit. We anticipate that cancellation rates will remain elevated and may continue to fluctuate substantially until market conditions improve.
     In July 2008, Congress passed and the President signed into law H.R. 3221, which includes the “American Housing Rescue and Foreclosure Prevention Act of 2008.” Among other provisions, this law eliminated seller-funded down payment assistance on FHA insured loans approved on or after October 1, 2008. Of our total home closings in fiscal 2008, approximately 25% were funded with mortgage loans whereby the homebuyer used a seller-financed down payment assistance program. While we will seek other down payment assistance and mortgage financing alternatives for our buyers, we expect the elimination of the seller-financed down payment assistance programs to continue to have a negative impact on our sales and revenues.

	Sales Order Backlog
	March 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

East	368	850	(57)%	$84.9	$215.9	(61)%	$230,700	$254,000	(9)%
Midwest	324	394	(18)%	86.4	118.6	(27)%	266,700	301,000	(11)%
Southeast	743	1,058	(30)%	142.3	231.4	(39)%	191,500	218,700	(12)%
South Central	1,771	2,722	(35)%	313.8	492.5	(36)%	177,200	180,900	(2)%
Southwest	570	2,401	(76)%	99.3	475.7	(79)%	174,200	198,100	(12)%
West	805	1,522	(47)%	236.3	543.7	(57)%	293,500	357,200	(18)%

	4,581	8,947	(49)%	$963.0	$2,077.8	(54)%	$210,200	$232,200	(9)%

     Sales Order Backlog
     Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings principally due to cancellations, which in the current market conditions have been substantial. At March 31, 2009, the value of our backlog of sales orders was $963.0 million (4,581 homes), a decrease of 54% from $2,077.8 million (8,947 homes) at March 31, 2008. The average sales price of homes in backlog was $210,200 at March 31, 2009, down 9% from the $232,200 average at March 31, 2008. The value of our sales order backlog decreased significantly across all of our market regions, particularly in our Arizona markets in our Southwest region, reflecting the severity and pervasiveness of the national housing downturn.

	Homes Closed
	Three Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

East	342	597	(43)%	$81.1	$153.1	(47)%	$237,100	$256,400	(8)%
Midwest	210	422	(50)%	57.9	127.5	(55)%	275,700	302,100	(9)%
Southeast	625	955	(35)%	120.6	202.4	(40)%	193,000	211,900	(9)%
South Central	1,278	2,059	(38)%	221.9	362.8	(39)%	173,600	176,200	(1)%
Southwest	422	1,280	(67)%	82.2	258.7	(68)%	194,800	202,100	(4)%
West	708	1,406	(50)%	207.0	493.3	(58)%	292,400	350,900	(17)%

	3,585	6,719	(47)%	$770.7	$1,597.8	(52)%	$215,000	$237,800	(10)%

	Six Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

East	661	1,197	(45)%	$156.8	$311.1	(50)%	$237,200	$259,900	(9)%
Midwest	469	945	(50)%	129.7	284.0	(54)%	276,500	300,500	(8)%
Southeast	1,341	1,885	(29)%	257.0	414.3	(38)%	191,600	219,800	(13)%
South Central	2,702	3,963	(32)%	475.6	707.4	(33)%	176,000	178,500	(1)%
Southwest	1,114	2,755	(60)%	217.7	579.9	(62)%	195,400	210,500	(7)%
West	1,366	2,523	(46)%	419.6	908.1	(54)%	307,200	359,900	(15)%

	7,653	13,268	(42)%	$1,656.4	$3,204.8	(48)%	$216,400	$241,500	(10)%

	Total Homebuilding Revenues
	Three Months Ended March 31,			Six Months Ended March 31,
	2009	2008	% Change	2009	2008	% Change
			(In millions)

East	$81.0	$153.3	(47)%	$156.9	$312.0	(50)%
Midwest	61.7	127.5	(52)%	133.4	286.4	(53)%
Southeast	120.6	202.4	(40)%	267.7	436.8	(39)%
South Central	221.9	364.1	(39)%	476.9	713.0	(33)%
Southwest	82.7	261.8	(68)%	220.3	653.2	(66)%
West	207.4	514.9	(60)%	420.4	930.2	(55)%

	$775.3	$1,624.0	(52)%	$1,675.6	$3,331.6	(50)%

     Home Sales Revenue
     Revenues from home sales decreased 52%, to $770.7 million (3,585 homes closed) for the three months ended March 31, 2009, from $1,597.8 million (6,719 homes closed) for the comparable period of 2008. Revenues from home sales decreased 48%, to $1,656.4 million (7,653 homes closed) for the six months ended March 31, 2009, from $3,204.8 million (13,268 homes closed) for the comparable period of 2008. The average selling price of homes closed during the three months ended March 31, 2009 was $215,000, down 10% from the $237,800 average for the same period of 2008. The average selling price of homes closed during the six months ended March 31, 2009 was $216,400, down 10% from the $241,500 average for the same period of 2008. During the three and six months ended March 31, 2009, home sales revenues decreased significantly in all of our market regions, reflecting continued weak demand and the resulting decline in net sales order volume and pricing in recent quarters.
     The number of homes closed in the three and six months ended March 31, 2009 decreased 47% and 42%, respectively, due to decreases in all of our market regions. As a result of the decline in net sales orders during recent quarters and the decline in our sales order backlog, we expect to close fewer homes in fiscal 2009 than we closed in fiscal 2008. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and amount of revenue we will generate.
     Revenues from home sales in the three and six-month periods ended March 31, 2009 were increased by $1.2 million and $2.3 million, respectively, from changes in profit deferred pursuant to Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate.” In the same periods of fiscal 2008, revenues from home sales were increased by $5.6 million and $26.8 million, respectively, from changes in deferred profit. The home sales profit related to our mortgage loans held for sale is deferred in instances where a buyer finances a home through our wholly-owned mortgage company and has not made an adequate initial or continuing investment as prescribed by SFAS No. 66. The declines in the change in revenues from the year ago periods are mainly due to the reduced availability of the mortgage types whose use generally resulted in the profit deferral. As of March 31, 2009, the balance of deferred profit related to such mortgage loans held for sale was $3.5 million, compared to $5.8 million at September 30, 2008.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Gross profit — Home sales	13.3%	9.4%	14.5%	11.8%
Gross profit — Land/lot sales	6.5%	19.1%	16.7%	18.1%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(6.2)%	(51.4)%	(6.2)%	(32.4)%
Gross profit (loss) — Total homebuilding	7.1%	(41.8)%	8.3%	(20.3)%
Selling, general and administrative expense	16.4%	12.8%	15.2%	12.6%
Interest expense	3.0%	0.7%	2.9%	0.3%
(Gain) on early retirement of debt	(0.3)%	—	(0.5)%	—
Other (income)	(0.3)%	(0.1)%	(0.4)%	(0.1)%
Loss before income taxes	(11.7)%	(55.2)%	(8.9)%	(33.2)%

	Inventory Impairments and Land Option Cost Write-offs
	Three Months Ended March 31,
	2009			2008
		Land Option			Land Option
	Inventory	Cost Write-offs		Inventory	Cost Write-offs
	Impairments	(Recoveries)	Total	Impairments	(Recoveries)	Total
			(In millions)
East	$1.4	$—	$1.4	$90.3	$10.5	$100.8
Midwest	9.3	—	9.3	21.3	—	21.3
Southeast	2.2	0.1	2.3	176.5	2.3	178.8
South Central	2.3	—	2.3	19.4	2.4	21.8
Southwest	5.8	3.0	8.8	27.0	0.2	27.2
West	24.0	—	24.0	482.6	1.6	484.2

	$45.0	$3.1	$48.1	$817.1	$17.0	$834.1

	Six Months Ended March 31,
	2009			2008
		Land Option			Land Option
	Inventory	Cost Write-offs		Inventory	Cost Write-offs
	Impairments	(Recoveries)	Total	Impairments	(Recoveries)	Total
			(In millions)
East	$5.6	$(0.1)	$5.5	$109.2	$11.8	$121.0
Midwest	13.1	—	13.1	25.6	(0.1)	25.5
Southeast	6.0	—	6.0	198.3	2.6	200.9
South Central	2.2	1.8	4.0	29.5	2.6	32.1
Southwest	7.8	3.1	10.9	27.0	(0.1)	26.9
West	65.4	(0.5)	64.9	670.9	2.2	673.1

	$100.1	$4.3	$104.4	$1,060.5	$19.0	$1,079.5

	Carrying Values of Potentially Impaired and Impaired Communities
	at March 31, 2009
		Inventory with
		Impairment Indicators		Communities Impaired
					Inventory
					Carrying
	Total				Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
	(Values in millions)
East	97	25	$222.9	2	$12.6	$11.2
Midwest	56	23	255.3	2	29.6	20.3
Southeast	173	38	213.8	3	10.5	8.3
South Central	236	34	150.0	2	9.6	7.3
Southwest	71	18	97.1	6	36.5	30.7
West	169	62	470.3	9	44.2	20.2

	802	200	$1,409.4	24	$143.0	$98.0

	at September 30, 2008
		Inventory with
		Impairment Indicators		Communities Impaired
					Inventory
					Carrying
	Total				Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
	(Values in millions)
East	105	46	$436.9	19	$163.8	$79.0
Midwest	62	20	204.8	9	93.6	58.4
Southeast	176	78	485.5	37	241.7	153.7
South Central	241	57	207.1	15	38.1	30.5
Southwest	79	25	237.1	15	158.7	105.7
West	178	80	614.8	32	271.9	175.8

	841	306	$2,186.2	127	$967.8	$603.1

(1)	A community may consist of land held for development, residential land and lots developed and under development, and construction in progress and finished homes. A particular community often includes inventory in more than one category. Further, a community may contain multiple parcels with varying product types (e.g. entry level and move-up single family detached, as well as attached product types).
     Home Sales Gross Profit
     Gross profit from home sales decreased by 32%, to $102.8 million for the three months ended March 31, 2009, from $150.3 million for the comparable period of 2008. As a percentage of home sales revenues, gross profit from home sales increased 390 basis points, to 13.3%. Approximately 240 basis points of the increase in the home sales gross profit percentage was a result of the average cost of our homes declining by more than our average selling prices, caused by a greater portion of our closings occurring in our South Central region, which has experienced more stable housing conditions than our other regions, and the effects of prior inventory impairments on homes closed during the current quarter. Approximately 30 basis points of the increase was due to reductions in the estimated costs to complete certain development projects, the effects of which were magnified by lower homebuilding revenues during the current quarter. An additional 140 basis points of the increase was due to a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues resulting from reductions in our interest and property taxes incurred and capitalized over the past year. Partially offsetting these improvements, the recognition of a lesser amount of previously deferred gross profit during the current quarter compared to the year ago quarter decreased the home sales gross profit percentage by approximately 20 basis points. Future changes in gross profit percentages are dependent on our future need for the use of sales incentives and price adjustments to generate an adequate volume of home closings and cannot be predicted in the current housing market.

     Gross profit from home sales decreased by 37%, to $240.0 million for the six months ended March 31, 2009, from $379.4 million for the comparable period of 2008. As a percentage of home sales revenues, gross profit from home sales increased 270 basis points, to 14.5%. Generally, the factors impacting gross margin for the six-month period ended March 31, 2009 were similar to those discussed for the three-month period. Specifically, the improvement in our cost of homes as compared to average selling price contributed 220 basis points to the increase, the decrease in the amortization of capitalized interest and property taxes contributed 70 basis points, and the reductions in the estimated costs to complete certain development projects contributed 40 basis points to the increase in the home sales gross profit percentage. These increases were partially offset by 60 basis points due to the recognition of a lesser amount of previously deferred gross profit during the current year period compared to the year ago period.
     Land Sales Revenue and Gross Profit
     Land sales revenues decreased 82% to $4.6 million for the three months ended March 31, 2009, and 85% to $19.2 million for the six months ended March 31, 2009, from $26.2 million and $126.8 million, respectively, in the comparable periods of 2008. Of the $19.2 million of revenues in the first half of fiscal 2009, $10.2 million related to land sale transactions in the fourth quarter of fiscal 2008 for which recognition of the revenue had been deferred due to the terms of the sale. The gross profit percentage from land sales decreased to 6.5% for the three months ended March 31, 2009, from 19.1% in the comparable period of the prior year, and to 16.7% for the six months ended March 31, 2009 from 18.1% in the prior year. The fluctuations in revenues and gross profit percentages from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we also sell residential lots or land parcels to manage our land and lot supply. Due to the significant decline in demand for new homes, we have reduced our expectations of future home closing volumes, as well as our expected need for land and lots in the future. In markets where we own more land and lots than our expected needs in the next few years, we plan to attempt to sell excess lots and land parcels. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. The challenging market conditions for home sales also exist for the sale of land and lots; therefore, the revenues and gross profit from land sales can fluctuate significantly from period to period. As of March 31, 2009, we had $31.8 million of land held for sale which we expect to sell in the next twelve months.
     Inventory Impairments and Land Option Cost Write-offs
     During the second quarter of fiscal 2009, when we performed our quarterly inventory impairment analysis, the assumptions utilized continued to reflect our outlook for the homebuilding industry and its impact on our business. This outlook incorporates our belief that housing market conditions may continue to deteriorate, and that these challenging conditions will persist for some time. Accordingly, our current quarter impairment evaluation again indicated a significant number of communities with impairment indicators. Communities with a combined carrying value of $1,409.4 million as of March 31, 2009, had indicators of potential impairment and were evaluated for impairment. The analysis of the large majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community or in comparable communities in order to generate an acceptable absorption rate. For a minority of communities that we do not intend to develop or operate in current market conditions, slight increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, we estimated the remaining lives of these communities to range from six months to in excess of ten years. Through this evaluation process, we determined that communities with a carrying value of $143.0 million as of March 31, 2009, the largest portion of which was in the West region, were impaired. As a result, during the three months ended March 31, 2009, we recorded impairment charges of $45.0 million to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $817.1 million in the prior year period. During the six months ended March 31, 2009 and 2008, impairment charges totaled $100.1 million and $1,060.5 million, respectively. In performing our quarterly inventory impairment analyses during fiscal 2009, we utilized a range of discount rates for communities of 14% to 20% which reflects an increase from the range of 12% to 18% we would have used for these communities in fiscal 2008. The increased discount rates reflect our estimate of the increasing level of market risk present in the homebuilding and related mortgage lending industries. The increase in the discount rates reduced the estimated fair value of these communities, increasing the inventory impairment charge by $1.6 million. In the three months ended March 31, 2009, approximately 75% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 25% of the charges were recorded to construction in progress and finished homes inventory, compared to 85% and 15%, respectively, in the same period of 2008. In the six months ended March 31, 2009, approximately 68% of the impairment charges were recorded to residential land and lots and land held for development, and approximately

32% of the charges were recorded to construction in progress and finished homes inventory, compared to 79% and 21%, respectively, in the same period of 2008.
     Of the remaining $1,266.4 million carrying value of communities with impairment indicators which were determined not to be impaired at March 31, 2009, the largest concentrations were in Florida (15%), Illinois (13%), California (13%) and Texas (11%). It is possible that our estimate of undiscounted cash flows from these communities may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to construct the homes. The pricing and incentive levels are often inter-related with sales pace within a community such that a price reduction can be expected to increase the sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new homes and existing homes which may result from foreclosures. Additionally, if conditions in the broader economy, homebuilding industry or specific markets in which we operate worsen beyond current expectations, and as we re-evaluate specific community pricing and incentives, construction and development plans, and our overall land sale strategies, we may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges, which could be significantly higher than the current quarter charges.
     Based on a quarterly review of land and lot option contracts, we have written off earnest money deposits and pre-acquisition costs related to land and lot option contracts which we no longer plan to pursue. During the three-month periods ended March 31, 2009 and 2008, we wrote off $3.1 million and $17.0 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts. During the six-month periods ended March 31, 2009 and 2008, we wrote off $4.3 million and $19.0 million, respectively, of such deposits and costs. We have substantially reduced our portfolio of land and lot option purchase contracts, as well as the outstanding earnest money deposits and pre-acquisition costs associated with such, which totaled $18.7 million and $28.8 million, respectively, as of March 31, 2009. The largest concentrations of these balances were in the South Central (38%) and East (24%) regions. If the current weak homebuilding market conditions persist and we are unable to successfully renegotiate certain land purchase contracts, we may write off additional earnest money deposits and pre-acquisition costs.
     In the three and six-month periods ended March 31, 2009, inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 620 basis points, compared to 5,140 basis points and 3,240 basis points, respectively, in the same periods of 2008.
     Selling, General and Administrative (SG&A) Expense
     SG&A expense from homebuilding activities decreased by 39% to $126.9 million in the three months ended March 31, 2009, and decreased 40% to $253.9 million in the six months ended March 31, 2009, from the comparable periods of 2008. As homebuilding revenues declined at a faster pace than SG&A expense, when expressed as a percentage of homebuilding revenues, SG&A expense increased 360 basis points, to 16.4% in the three-month period ended March 31, 2009, and increased 260 basis points, to 15.2%, in the six-month period ended March 31, 2009. The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented approximately 55% of SG&A costs in all four periods. Those costs decreased by 38% and 39%, to $69.7 million and $143.2 million, respectively, in the three and six months ended March 31, 2009, from the comparable periods of 2008. These decreases were largely due to our continued efforts to align the number of employees to match our current and anticipated home closing levels, as well as a decrease in incentive compensation. Our homebuilding operations employed approximately 2,350 and 3,700 employees at March 31, 2009 and 2008, respectively. Most other SG&A cost components also decreased in the three and six months ended March 31, 2009 as compared to the same period of 2008, as a result of our efforts to reduce all costs throughout the company. The most substantial decreases occurred in advertising and depreciation.
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
     Interest Incurred
     We capitalize homebuilding interest costs to inventory during active development and construction in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Due to our inventory reduction strategies, slowing or suspending land development in certain communities and limiting the construction of unsold homes, our inventory under active development and construction has been lower than our debt level and a portion of our interest incurred must be expensed. Therefore, we expensed $23.1 million and $48.7 million of interest incurred during the three and six-month periods ended March 31, 2009, respectively, compared to $11.2 million in the three and six-month periods ended March 31, 2008.
     Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, was 4.1% of total home and land/lot cost of sales in the three and six-month periods ended March 31, 2009, compared to 5.1% and 4.5%, respectively in the same periods of 2008. Interest incurred is related to the average level of our homebuilding debt outstanding during the period. Comparing the three months ended March 31, 2009 with the same period of 2008, interest incurred related to homebuilding debt decreased by 13%, to $50.3 million, due to a 15% decrease in our average homebuilding debt. Comparing the six months ended March 31, 2009 with the same period of 2008, interest incurred related to homebuilding debt decreased by 10%, to $106.9 million, due to an 11% decrease in our average homebuilding debt.
     Gain on Early Retirement of Debt
     During the six months ended March 31, 2009, in addition to repaying $155.2 million principal amount of our 5% senior notes and $297.7 million principal amount of our 8% senior notes which became due during the period, we repurchased a total of $220.5 million principal amount of various issues of our senior notes due in 2009, 2010, 2011 and 2016. These notes were repurchased primarily through unsolicited transactions for an aggregate purchase price of $211.6 million, plus accrued interest. We recognized a gain of $8.4 million related to these repurchases, which represents the difference between the principal amount of the notes and the aggregate purchase price, less any unamortized discounts and fees.
     Other Income
     Other income, net of other expenses, associated with homebuilding activities was $2.2 million in the three months ended March 31, 2009, compared to $1.8 million in the comparable period of 2008. Other income, net of other expenses, associated with homebuilding activities was $6.4 million in the six months ended March 31, 2009, compared to $3.5 million in the comparable period of 2008. The largest component of other income in all four periods was interest income, which increased in the current year periods due to the increase in cash balances.

          Homebuilding Results by Reporting Region

	Homebuilding Income (Loss) Before Income Taxes (1)
	Three Months Ended March 31,				Six Months Ended March 31,
	2009		2008		2009		2008
		% of		% of				% of
		Region		Region		% of Region		Region
	$’s	Revenues	$’s	Revenues	$’s	Revenues	$’s	Revenues
	(In millions)
East	$(5.8)	(7.2)%	$(116.2)	(75.8)%	$(16.7)	(10.6)%	$(142.2)	(45.6)%
Midwest	(21.2)	(34.4)%	(33.2)	(26.0)%	(32.8)	(24.6)%	(32.6)	(11.4)%
Southeast	(12.4)	(10.3)%	(202.1)	(99.9)%	(17.5)	(6.5)%	(223.5)	(51.2)%
South Central	1.3	0.6%	(9.7)	(2.7)%	13.1	2.7%	(6.9)	(1.0)%
Southwest	(12.2)	(14.8)%	(15.5)	(5.9)%	(9.2)	(4.2)%	20.7	3.2%
West	(40.3)	(19.4)%	(519.8)	(101.0)%	(85.9)	(20.4)%	(721.8)	(77.6)%

	$(90.6)	(11.7)%	$(896.5)	(55.2)%	$(149.0)	(8.9)%	$(1,106.3)	(33.2)%

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to operating our corporate office.
     East Region — Homebuilding revenues decreased 47% and 50% in the three and six months ended March 31, 2009, respectively, from the comparable periods of 2008, primarily due to decreases in the number of homes closed. The region reported losses before income taxes of $5.8 million and $16.7 million in the three and six months ended March 31, 2009, respectively, compared to losses of $116.2 million and $142.2 million for the same periods of 2008. The losses were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $1.4 million and $5.5 million in the three and six months ended March 31, 2009, respectively, compared to $100.8 million and $121.0 million in the same periods of 2008. The region’s gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased 940 basis points and 450 basis points in the three and six months ended March 31, 2009, respectively, compared to the same periods of 2008. These increases were a result of the average cost of our homes declining by more than the average selling prices and the effects of prior inventory impairments on homes closed during both periods of 2009.
     Midwest Region — Homebuilding revenues decreased 52% and 53% in the three and six months ended March 31, 2009, respectively, from the comparable periods of 2008, primarily due to decreases in the number of homes closed. The region reported losses before income taxes of $21.2 million and $32.8 million in the three and six months ended March 31, 2009, respectively, compared to losses of $33.2 million and $32.6 million for the same periods of 2008. The losses were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $9.3 million and $13.1 million in the three and six months ended March 31, 2009, respectively, compared to $21.3 million and $25.5 million in the same periods of 2008. The region’s home sales gross profit percentage decreased 180 basis points and 410 basis points in the three and six months ended March 31, 2009, respectively, compared to the same periods of 2008. The decreases were a result of lower margins in our Chicago and Denver markets, as well as an increase in warranty costs on previously closed homes in our Denver market, combined with the sharp decrease in homebuilding revenues. Additionally, our revenues declined at a greater rate than our SG&A expense, which also contributed to the losses before income taxes in both periods of 2009.
     Southeast Region — Homebuilding revenues decreased 40% and 39% in the three and six months ended March 31, 2009, respectively, from the comparable periods of 2008, primarily due to decreases in the number of homes closed, as well as decreases in the average selling price of those homes. The region reported losses before income taxes of $12.4 million and $17.5 million in the three and six months ended March 31, 2009, respectively, compared to losses of $202.1 million and $223.5 million for the same periods of 2008. The losses were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $2.3 million and $6.0 million in the three and six months ended March 31, 2009, respectively, compared to $178.8 million and $200.9 million in the same periods of 2008. The region’s home sales gross profit percentage increased 780 basis points and 480 basis points in the three and six months ended March 31, 2009, respectively, compared to the same periods of 2008. These increases were a result of the average cost of our homes declining by more than our average selling prices and the effects of prior inventory impairments on homes closed during both periods of 2009.

     South Central Region — Homebuilding revenues decreased 39% and 33% in the three and six months ended March 31, 2009, respectively, from the comparable periods of 2008, primarily due to decreases in the number of homes closed. The region reported income before income taxes of $1.3 million and $13.1 million in the three and six months ended March 31, 2009, respectively, compared to losses of $9.7 million and $6.9 million for the same periods of 2008. The improvement in income before income taxes was primarily due to a decrease in inventory impairment charges and earnest money and pre-acquisition cost write-offs, which were $2.3 million and $4.0 million in the three and six months ended March 31, 2009, respectively, compared to $21.8 million and $32.1 million in the same periods of 2008. In addition, the region’s home sales gross profit percentage increased 110 basis points and 170 basis points in the three and six months ended March 31, 2009, respectively, compared to the same periods of 2008, due to the average cost of our homes declining by more than the average selling prices and the effects of prior inventory impairments on homes closed during both periods of 2009.
     Southwest Region — Homebuilding revenues decreased 68% and 66% in the three and six months ended March 31, 2009, respectively, from the comparable periods of 2008, primarily due to decreases in the number of homes closed. The region reported losses before income taxes of $12.2 million and $9.2 million in the three and six months ended March 31, 2009, respectively, compared to a loss of $15.5 million and income of $20.7 million for the same periods of 2008. The losses were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $8.8 million and $10.9 million in the three and six months ended March 31, 2009, respectively, compared to $27.2 million and $26.9 million in the same periods of 2008. Our revenues declined at a greater rate than our SG&A expense, which also contributed to the losses before income taxes in both periods of 2009. Additionally, the region’s home sales gross profit percentage decreased 20 basis points and 30 basis points in the three and six months ended March 31, 2009, respectively, compared to the same periods of 2008.
     West Region — Homebuilding revenues decreased 60% and 55% in the three and six months ended March 31, 2009, respectively, from the comparable periods of 2008, primarily due to decreases in the number of homes closed, as well as decreases in the average selling price of those homes. The region reported losses before income taxes of $40.3 million and $85.9 million in the three and six months ended March 31, 2009, respectively, compared to losses of $519.8 million and $721.8 million for the same periods of 2008. The losses were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $24.0 million and $64.9 million in the three and six months ended March 31, 2009, respectively, compared to $484.2 million and $673.1 million in the same periods of 2008. The region’s home sales gross profit percentage increased 610 basis points and 570 basis points in the three and six months ended March 31, 2009, respectively, compared to the same periods of 2008. These increases were a result of the average cost of our homes declining by more than the average selling prices and the effects of prior inventory impairments on homes closed during both periods of 2009.

RESULTS OF OPERATIONS — FINANCIAL SERVICES
     The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and six-month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,			Six Months Ended March 31,
	2009	2008	% Change	2009	2008	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	2,463	4,219	(42)%	5,095	8,112	(37)%
Number of homes closed by D.R. Horton	3,585	6,719	(47)%	7,653	13,268	(42)%
DHI Mortgage capture rate	69%	63%		67%	61%

Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	2,485	4,309	(42)%	5,143	8,363	(39)%
Total number of loans originated or brokered by DHI Mortgage	3,251	4,688	(31)%	6,244	8,979	(30)%
Captive business percentage	76%	92%		82%	93%

Loans sold by DHI Mortgage to third parties	3,363	4,243	(21)%	7,006	9,663	(27)%

	Three Months Ended March 31,			Six Months Ended March 31,
	2009	2008	% Change	2009	2008	% Change
	(In millions)
Loan origination fees	$3.8	$5.7	(33)%	$9.8	$13.2	(26)%
Sale of servicing rights and gains from sale of mortgages	12.2	26.8	(54)%	23.1	49.8	(54)%
Recourse expense	(16.1)	(8.5)	89%	(19.7)	(13.8)	43%

Sale of servicing rights and gains from sale of mortgages, net	(3.9)	18.3	(121)%	3.4	36.0	(91)%
Other revenues, net of reinsurance reserves	(1.3)	2.1	(162)%	(1.3)	5.3	(125)%

Total mortgage operations revenues	(1.4)	26.1	(105)%	11.9	54.5	(78)%
Title policy premiums, net	4.1	6.8	(40)%	8.5	13.4	(37)%

Total revenues	2.7	32.9	(92)%	20.4	67.9	(70)%
General and administrative expense	17.2	22.8	(25)%	40.4	53.3	(24)%
Interest expense	0.3	0.8	(63)%	1.0	2.1	(52)%
Interest and other (income)	(2.4)	(2.6)	(8)%	(5.7)	(6.3)	(10)%

Income (loss) before income taxes	$(12.4)	$11.9	(204)%	$(15.3)	$18.8	(181)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues, Net of Recourse Expense
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
General and administrative expense	637.0%	69.3%	198.0%	78.5%
Interest expense	11.1%	2.4%	4.9%	3.1%
Interest and other (income)	(88.9)%	(7.9)%	(27.9)%	(9.3)%
Income (loss) before income taxes	(459.3)%	36.2%	(75.0)%	27.7%

     Mortgage Loan Activity
     In the three and six-month periods ended March 31, 2009, total first-lien loans originated or brokered by DHI Mortgage for our homebuyers decreased by 42% and 37%, respectively, corresponding to the decreases in the number of homes closed of 47% and 42%, respectively. The percentage decreases in loans originated were less than the percentage decreases in homes closed due to an increase in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing). In the three and six-month current year periods our mortgage capture rate increased to 69% and 67%, respectively, from 63% and 61% in the comparable prior year periods.
     Home closings from our homebuilding operations constituted 76% and 82% of DHI Mortgage loan originations in the three and six-month periods ended March 31, 2009, respectively, compared to 92% and 93% in the comparable periods of 2008. These consistently high rates reflect DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations. The relatively lower captive percentages in the current year periods reflect an increase in refinancing activity as existing homeowners have taken advantage of the recent decline in mortgage interest rates.
     The number of loans sold to third-party purchasers decreased by 21% and 27% in the three and six months ended March 31, 2009, respectively, from the comparable periods of 2008. The decreases were primarily due to decreases in the number of mortgage loans originated as compared to the prior year periods.
     Consistent with fiscal 2008, originations during the first half of fiscal 2009 continued to predominantly be eligible for sale to FNMA, FHLMC, or GNMA (“Agency-eligible”). For the six-month period ended March 31, 2009, approximately 99% of DHI Mortgage production and mortgage loans held for sale on March 31, 2009 were Agency-eligible. Other mortgage loans consist primarily of repurchased loans originated between fiscal years 2005 through 2007. As of March 31, 2009, 74% of other mortgage loans were Alt-A, subprime or non-prime loans. In June 2007, DHI Mortgage stopped originating these types of Agency-ineligible loans.
     As investor underwriting guidelines could rapidly change, DHI Mortgage’s ability to sell all of its loans could be negatively impacted.
     Financial Services Revenues and Expenses
     Revenues from the financial services segment decreased 92% and 70%, to $2.7 million and $20.4 million in the three and six months ended March 31, 2009, respectively, from the comparable periods of 2008. These decreases were primarily due to decreases in the number of mortgage loans originated and sold, as well as increases in recourse expense related to future loan repurchase obligations, which is a component of gains from sale of mortgages, and increases in the loss reserves for reinsured loans, which is a component of other revenues. Charges related to recourse obligations were $16.1 million and $19.7 million in the three and six-month periods ended March 31, 2009, respectively, compared to $8.5 million and $13.8 million in the same periods of fiscal 2008. The increase in recourse expense is due to increasing our loan loss reserves as a result of receiving additional repurchase requests arising under the limited recourse provisions leading to increased expectations for loan repurchases and losses. Also, a subsidiary of ours reinsured a portion of the private mortgage insurance written on loans originated by DHI Mortgage in prior years. Charges to increase reserves for expected losses on the reinsured loans were $5.7 million and $1.4 million during the six-month periods ended March 31, 2009 and 2008, respectively.
     Additionally, revenues during the prior year quarter included the recognition of an additional $7.4 million of revenues related to the adoption of Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109), which was adopted on January 1, 2008. SAB 109 requires that the expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. The effect of SAB 109 in the current quarter was $0.8 million decrease in revenues.
     General and administrative (G&A) expenses associated with financial services decreased 25% and 24%, to $17.2 million and $40.4 million in the three and six months ended March 31, 2009, respectively, from the comparable periods of 2008. The largest component of our financial services G&A expense is employee compensation and related costs, which represented 72% and 75% of G&A costs in the three and six-month periods of fiscal 2009, respectively, compared to 69% and 73% in the same periods of fiscal 2008. Those costs decreased 21%, to $12.4 million and 22% to $30.2 million in the three and six months ended March 31, 2009, respectively, compared to the respective prior year periods, as we have continued to align the number of employees with current and anticipated loan origination and title service levels. Our financial services operations employed approximately 550 and 700 employees at March 31, 2009 and 2008, respectively.
     As a percentage of financial services revenues, G&A expenses in the three-month period ended March 31, 2009 increased to 637.0%, from 69.3% in the comparable period of 2008. The increase was primarily due to the reduction in revenues resulting from the increase in recourse expense and the decrease in mortgage loan volume, as well as higher revenues in the prior year quarter due to the adoption of SAB 109. As a percentage of financial services revenues, G&A expenses in the six-month period ended March 31, 2009 increased to 198.0%, from 78.5% in the comparable period of 2008 due to the same factors affecting the three-month period. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur as some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.
RESULTS OF OPERATIONS — CONSOLIDATED
     Loss before Income Taxes
     Loss before income taxes for the three months ended March 31, 2009 was $103.0 million, compared to $884.6 million for the same period of 2008. Loss before income taxes for the six months ended March 31, 2009 was $164.3 million, compared to $1,087.5 million for the same period of 2008. The decreases in our consolidated losses were primarily due to significantly lower inventory impairment charges and SG&A expense, partially offset by decreases in the amount of our home sales gross profit due to a reduction in revenues for the three and six-month periods ended March 31, 2009. Further deterioration of market conditions in the homebuilding industry and related availability of mortgage financing may further negatively impact our financial results, and may also result in further asset impairment charges against income in future periods.
     Income Taxes
     The provision for income taxes for the three and six months ended March 31, 2009 was $5.6 million and $6.8 million, respectively. The provision for income taxes for the three and six months ended March 31, 2008 was $421.0 million and $347.0 million, respectively. Our effective income tax expense rate for the three and six-month periods ended March 31, 2009 was 5.4% and 4.1%, respectively. Our effective income tax expense rate for the three and six-month periods ended March 31, 2008 was 47.6% and 31.9%, respectively. The differences in our effective tax rates are primarily the result of recording a $714.3 million valuation allowance on our deferred tax assets at March 31, 2008, of which $385.0 million related to deferred tax assets existing as of the beginning of fiscal year 2008. The provision for income taxes for the three and six-month periods ending March 31, 2009 relates primarily to state income taxes on business operations conducted in states where we are profitable, adjustments to the previously recorded valuation allowance against the deferred tax assets and a reduction of our reserve for unrecognized tax benefits of $2.7 million recorded during the three months ended March 31, 2009.
     At March 31, 2009, we had a federal income tax receivable of $54.5 million, relating to a net operating loss carryback from our 2008 year. In December 2008, we received a federal income tax refund of $621.7 million with respect to our 2008 year. We expect to receive the $54.5 million receivable in the form of a refund after we file our final tax return for fiscal 2008 in June 2009. The refund is expected to be generated from the carryback of a tax loss generated in fiscal 2008 against taxable income earned in fiscal 2006.
     At March 31, 2009 and September 30, 2008, we had net deferred tax assets of $1,232.7 million and $1,174.8 million, respectively, offset by valuation allowances of $1,019.2 million and $961.3 million, respectively. A substantial portion of the remaining net deferred tax asset of $213.5 million at March 31, 2009 is expected to be recovered through the carryback of federal tax losses to be generated in fiscal 2009, primarily through the sale of homes which have been impaired in previous periods. Federal tax losses realized in fiscal 2009 can be carried back to fiscal 2007 when we had taxable income of $616.0 million. The remainder of the net deferred tax asset is expected to be recovered through state income tax loss carrybacks and filing of an amended federal tax return for fiscal 2007. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcome of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Our ability to sell and close an adequate amount of previously impaired homes in fiscal 2009 is a significant assumption required for full recovery of the net deferred tax asset. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.
     The total amount of unrecognized tax benefits was $16.0 million and $18.7 million as of March 31, 2009 and September 30, 2008, respectively, which includes interest, penalties, and the tax benefit relating to the deductibility of interest and state income taxes. All tax positions, if recognized, would affect our effective income tax rate. We do not expect the total amount of unrecognized tax benefits to significantly decrease or increase within twelve months of the current reporting date.
     We are subject to federal income tax and to income tax in multiple states. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2004 through 2009. We are currently being audited by various states. The IRS commenced an examination of our tax returns for 2004 and 2005 in January 2007. Their examination concluded in February 2009, resulting in the assessment of $5.9 million of additional federal income tax and interest. Also, we recorded a reduction of $2.7 million to the amount of unrecognized tax benefits as a result of the conclusion of the audit.
CAPITAL RESOURCES AND LIQUIDITY
     We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt securities. In light of the challenging homebuilding market conditions experienced over the past few years, which are continuing as reflected in our 50% decline in consolidated revenues during the six months ended March 31, 2009 as compared to the prior year, we have been operating with a primary focus to generate cash flows through reductions in assets. The generation of cash flow has allowed us to reduce debt and increase our cash balances without incurring new debt. We intend to maintain adequate liquidity and balance sheet strength, and we will evaluate opportunities to access the capital markets as they become available.
     At March 31, 2009, our ratio of net homebuilding debt to total capital was 34.3%, a decrease of 860 basis points from 42.9% at March 31, 2008, and 930 basis points from 43.6% at September 30, 2008. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash divided by total capital net of cash (homebuilding notes payable net of cash plus stockholders’ equity). The decrease in our ratio of net homebuilding debt to total capital at March 31, 2009 as compared with the ratio a year earlier and at September 30, 2008 was primarily due to our higher cash balance and lower debt balance resulting from the generation of cash flows from operations, which was partially offset by the decrease in retained earnings. Our ratio of net homebuilding debt to total capital remains within our target operating range of below 45%. We believe that our strong balance sheet and liquidity position will allow us to be flexible in reacting to changing market conditions. However, future period-end net homebuilding debt to total capital ratios may be higher than the 34.3% ratio achieved at March 31, 2009.
     We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its obligation under its repurchase agreement is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include homebuilding cash as a reduction of our homebuilding debt and total capital. For comparison to our ratios of net homebuilding debt to capital above, at March 31, 2009 and 2008, and at September 30, 2008, our ratios of homebuilding debt to total capital, without netting cash balances, were 52.0%, 46.8%, and 55.6%, respectively.
     Historically, we have used our $1.65 billion unsecured revolving credit facility as a partial source of funding for our homebuilding operations. However, as we have generated substantial cash flows from operations and accumulated a significant cash balance, we have not borrowed under the revolving credit facility since January 2008. We have continued to pay fees associated with the unused capacity under the facility since that time despite our expectation that we do not anticipate borrowing under the facility in the near term. Additionally, the financial covenants and borrowing base arrangement under the revolving credit facility impose restrictions on our operations and activities. At March 31, 2009, the borrowing base arrangement limited our additional borrowing capacity to $275 million. Also, the margin by which we have complied with the tangible net worth covenant has declined in recent quarters. In order to modify the financial covenants and achieve more capacity under our borrowing base arrangement, an amendment to the facility would be required. Based on discussions with the lenders any amendment to the facility would likely substantially reduce the total amount of the facility and possibly require the funding of a cash collateral account while increasing some of the costs associated with the facility. Consequently, on May 4, 2009, we notified the lenders participating in the revolving credit facility of our intention to voluntarily terminate the facility. In accordance with the provisions of the agreement governing the revolving credit facility, it will terminate effective May 11, 2009.
     We believe that we will be able to fund our working capital needs for our homebuilding and financial services operations, as well as our debt obligations, through existing cash resources and the cash flows from operations we expect to generate in the near term, our mortgage repurchase facility and, for the longer term, the issuance of new securities through the public capital markets as market conditions may permit.
     Homebuilding Capital Resources
     Cash and Cash Equivalents — At March 31, 2009, we had available homebuilding cash and cash equivalents of $1.5 billion.
     Bank Credit Facility and Indentures — At March 31, 2009, we had a $1.65 billion unsecured revolving credit facility, which included a $1.0 billion letter of credit sub-facility. On May 4, 2009, for the reasons discussed above, we notified the lenders participating in the $1.65 billion unsecured revolving credit facility of our intention to voluntarily terminate the facility. In accordance with the provisions of the agreement governing the revolving credit facility, it will terminate effective May 11, 2009. As a result of the termination of the revolving credit facility, we will recognize $7.6 million of loss on early retirement of debt related to the write-off of unamortized fees in the three months ended June 30, 2009. There were no penalties incurred in connection with the early termination of the revolving credit facility. Also, on May 4, 2009, we entered into secured letter of credit agreements with the three banks which have issued outstanding letters of credit under the revolving credit facility. The effect of these agreements is to remove the outstanding letters of credit from the revolving credit facility and require us to deposit cash as collateral with the issuing banks.
     The revolving credit facility, which provides for a maturity on December 16, 2011, has an uncommitted accordion provision of $400 million which can be used to increase the size of the facility to $2.05 billion upon obtaining additional commitments from lenders. Our borrowing capacity under this facility, including the issuance of additional letters of credit, is reduced by the amount of letters of credit outstanding, and is currently further reduced by the limitations in effect under the borrowing base arrangement, which limited further credit to $275 million at March 31, 2009, as more fully described below. The facility is guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries. Borrowings bear interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon our leverage ratio as defined in our credit agreement, our ratio of adjusted EBITDA to adjusted interest incurred, also as defined, and our senior unsecured debt rating. At March 31, 2009, we had no cash borrowings and $61.7 million of standby letters of credit outstanding on our homebuilding revolving credit facility and the interest rate was 3.3%. In addition to the stated interest rates, the revolving credit facility requires us to pay certain fees.
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
     Under the borrowing base limitation, the sum of our senior debt and the amount drawn on our revolving credit facility may not exceed the lesser of (a) certain percentages of the acquisition cost of various categories of our unencumbered inventory or (b) certain percentages of the book value of various categories of our unencumbered inventory, cash and cash equivalents. At March 31, 2009, the borrowing base arrangement limited our additional borrowing capacity under the credit facility, including the issuance of additional letters of credit to $275 million. Reductions of outstanding senior debt will increase our capacity under the borrowing base, while reductions of inventory and increases in senior debt will generally decrease our borrowing base capacity. In the event our senior debt (including amounts drawn on the revolving credit facility) exceeds the borrowing base limitation we would be required to cash collateralize letters of credit issued under the credit facility and could be prohibited thereafter from issuing new letters of credit or borrowing under the facility.
     The revolving credit facility imposes restrictions on our operations and activities by requiring us to maintain certain levels of leverage, tangible net worth and components of inventory. If we do not maintain the requisite levels, we may not be able to pay dividends or available financing could be reduced or terminated. In addition, the indentures governing our senior notes and senior subordinated notes impose restrictions on the creation of secured debt and liens.
     Based on the terms of the credit agreement, the following table presents the levels required to maintain our compliance with the financial covenants associated with our revolving credit facility, and the levels achieved as of and for the period ended March 31, 2009. These covenants are measured at the end of each fiscal quarter. They are required to be maintained by us and all of our direct and indirect subsidiaries (collectively, Guarantor Subsidiaries), other than the financial services subsidiaries and certain inconsequential subsidiaries (collectively, Non-Guarantor Subsidiaries).

		Level Achieved
		as of or for the 12-month
	Required	period ended
	Level	March 31, 2009
Leverage Ratio (1)	0.55 to 1.0 or less	0.36 to 1.0
Ratio of adjusted EBITDA to adjusted Interest Incurred (2)	—	0.72 to 1.0
Ratio of adjusted Cash Flow to adjusted Interest Incurred (3)	1.5 to 1.0	9.0 to 1.0
Minimum Tangible Net Worth (4) (in millions)	$2,000.0	$2,472.1
Ratio of Unsold Homes to Homes Closed	40% or less	27%
Ratio of Residential Land and Lots to Tangible Net Worth (5)	less than 200%	107%

(1)	The Leverage Ratio is calculated by dividing net notes payable (as calculated below) by total capitalization (as calculated below).

As of
March 31, 2009
(In millions)
Consolidated notes payable	$2,912.0
Less: Non-Guarantor Subsidiaries’ notes payable	(44.4)

D.R. Horton, Inc. and Guarantor Subsidiaries’ notes payable	2,867.6
Add: Non-performance letters of credit	30.6
Less: Allowable cash and cash equivalents of D.R. Horton, Inc. and Guarantor Subsidiaries*	(1,491.9)

Net notes payable	$1,406.3

Consolidated equity	$2,647.3
Less: Non-Guarantor Subsidiaries’ equity	(159.3)

D.R. Horton, Inc. and Guarantor Subsidiaries’ equity	$2,488.0

Total capitalization	$3,894.3

*	Includes the average cash and cash equivalents of D.R. Horton, Inc. and Guarantor Subsidiaries in excess of $50 million during the quarter.

(2)	The Ratio of adjusted EBITDA to adjusted Interest Incurred is calculated by dividing D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted EBITDA for the twelve months ended March 31, 2009 (as calculated below) by D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted interest incurred for the same period (as calculated below).

For the Twelve
Months Ended
March 31, 2009
(In millions)
Consolidated loss before income taxes	$(1,708.6)
Less: Non-Guarantor Subsidiaries’ loss before income taxes	8.2

D.R. Horton, Inc. and Guarantor Subsidiaries’ loss before income taxes	(1,700.4)
Add: Non-Guarantor Subsidiaries’ dividend to D.R. Horton, Inc.	10.4
Add: D.R. Horton, Inc. and Guarantor Subsidiaries’ interest expensed and amortized to cost of sales	229.8
Add: D.R. Horton, Inc. and Guarantor Subsidiaries’ depreciation and amortization	35.6
Add: Guarantor Subsidiaries’ goodwill impairment	79.4
Add: D.R. Horton, Inc. and Guarantor Subsidiaries’ inventory impairments and land option cost write-offs	1,509.4
Less: Consolidated interest income	(23.0)
Add: Non-Guarantor Subsidiaries’ interest income	11.7

D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted EBITDA	$152.9

Consolidated interest incurred	$226.8
Less: Non-Guarantor Subsidiaries’ interest incurred	(2.6)

D.R. Horton, Inc. and Guarantor Subsidiaries’ interest incurred	224.2
Less: Consolidated interest income	(23.0)
Add: Non-Guarantor Subsidiaries’ interest income	11.7

D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted interest incurred	$212.9

Although the terms of the amended credit agreement do not require a minimum level of interest coverage to create an event of default, because the ratio of adjusted EBITDA to adjusted Interest Incurred is less than 2.0 to 1.0, we are required to pay an additional pricing premium on any cash borrowings.

(3)	Since the ratio of adjusted EBITDA to adjusted Interest Incurred has been less than 1.5 to 1.0 for two consecutive quarters, we were required to maintain an adjusted Cash Flow to adjusted Interest Incurred ratio for the most recent twelve months of 1.5 to 1.0 or maintain borrowing capacity under our borrowing base limitation plus D.R. Horton, Inc. and Guarantor Subsidiaries’ cash and cash equivalents of $500 million or more.

The ratio of adjusted Cash Flow to adjusted Interest Incurred is calculated by dividing D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted Cash Flow for the twelve months ended March 31, 2009 (as calculated below) by D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted interest incurred for the same period (as calculated above).

For the Twelve
Months Ended
March 31, 2009
(In millions)
Consolidated net cash provided by (used in) operating activities	$1,848.5
Less: Non-Guarantor Subsidiaries’ net cash provided by operating activities	(144.2)
Add: D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted interest incurred	212.9

D.R. Horton, Inc. and Guarantor Subsidiaries’ adjusted cash flow	$1,917.2

(4)	Minimum Tangible Net Worth is calculated by deducting Guarantor Subsidiaries’ goodwill of $15.9 million from D.R. Horton, Inc. and Guarantor Subsidiaries’ equity of $2,488.0 million (as calculated above).

(5)	The Ratio of Residential Land and Lots to Tangible Net Worth covenant limits the net book value of land and lots to 200% of adjusted tangible net worth when the net book value of land and lots is equal to or less than $4.74 billion.
     At March 31, 2009, we were in compliance with all of the financial covenants, limitations and restrictions that form a part of the bank revolving credit facility and the public debt obligations.
     Repayments and Repurchases of Public Unsecured Debt — On January 15, 2009, we repaid the remaining $155.2 million principal amount of our 5% senior notes which were due on that date. On February 1, 2009, we repaid the remaining $297.7 million principal amount of our 8% senior notes which were due on that date. These repayments of public unsecured debt were made from our cash balances on hand.
     Additionally, during the six months ended March 31, 2009, primarily through unsolicited transactions, we repurchased the following senior notes prior to their maturity date:

Principal
Amount
(In millions)
5% senior notes due 2009	$44.8
8% senior notes due 2009	52.0
4.875% senior notes due 2010	76.2
9.75% senior notes due 2010	26.3
6% senior notes due 2011	7.7
7.875% senior notes due 2011	11.2
6.5% senior notes due 2016	2.3

$220.5

     These senior notes were repurchased for an aggregate purchase price of $211.6 million, plus accrued interest. The repurchases resulted in a gain of $8.4 million, which is net of unamortized discounts and fees written off, and is included in our consolidated statement of operations for the six months ended March 31, 2009. Repurchases of senior notes through March 31, 2009 have reduced our debt repurchase authorization to $382.4 million.
     On April 6, 2009, through an unsolicited transaction, we repurchased $25.2 million principal amount of our 7.875% senior notes due 2011 for a purchase price of $23.7 million, plus accrued interest.
     Shelf Registration Statements — We have an automatically effective universal shelf registration statement filed with the SEC, registering debt and equity securities which we may issue from time to time in amounts to be determined. Under SEC rules, this shelf registration statement expires in June 2009. We expect to file a new registration statement prior to its expiration. Also, at March 31, 2009, we had the capacity to issue approximately 22.5 million shares of common stock under our acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.
     Financial Services Capital Resources
     Cash and Cash Equivalents — At March 31, 2009, the amount of our financial services cash and cash equivalents was $29.6 million.
     Mortgage Repurchase Facility — Our mortgage subsidiary entered into a mortgage sale and repurchase agreement (the “mortgage repurchase facility”) on March 28, 2008. The mortgage repurchase facility, which is accounted for as a secured financing, provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. On March 5, 2009, through an amendment to the repurchase agreement, the capacity of the facility was reduced from $275 million to $75 million, with a provision allowing an increase in the capacity to $100 million during the last five business days of a fiscal quarter and the first seven business days of the following fiscal quarter. Additionally, the amendment eliminated the minimum required net income covenant and extended the maturity date of the facility to March 4, 2010.
     As of March 31, 2009, $174.7 million of mortgage loans held for sale were pledged under the repurchase arrangement, with a carrying value of $176.2 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance fundings totaling $123.7 million, DHI Mortgage had an obligation of $44.4 million outstanding under the mortgage repurchase facility at March 31, 2009 at a 3.8% interest rate.
     The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At March 31, 2009, our mortgage subsidiary was in compliance with all of the conditions and covenants of the mortgage repurchase facility.
     In the past, we have been able to renew or extend our mortgage credit facilities on satisfactory terms prior to their maturities, and obtain temporary additional commitments through amendments of the respective credit agreements during periods of higher than normal volumes of mortgages held for sale. The liquidity of our financial services business depends upon its continued ability to renew and extend the mortgage repurchase facility or to obtain other additional financing in sufficient capacities. We cannot assure that we will be successful in these efforts in the future.
     Operating Cash Flow Activities
     For the six months ended March 31, 2009, net cash provided by our operating activities was $978.6 million compared to $1,010.0 million during the comparable period of the prior year. During the six-month period ended March 31, 2009, the majority of the net cash provided by our operating activities was due to a federal income tax refund of $621.7 million, resulting from the carryback of our fiscal 2008 net operating loss to fiscal 2006. Also, we continued to generate cash flows from operations by reducing our inventories during the current quarter. In light of the challenging market conditions, we have substantially slowed our purchases of land and lots and our development spending on land we own, and have restricted the number of homes under construction to better match our expected rate of home sales and closings. We plan to continue to restrict our number of homes under construction and significantly limit our development spending during the remainder of fiscal 2009. Our ability to reduce our inventory levels is, however, heavily dependent upon our ability to close a sufficient number of homes in the next few quarters, which may prove difficult given the current market conditions. To the extent our inventory levels decrease as planned during the remainder of fiscal 2009, we expect to generate net positive cash flows from operating activities, should all other factors remain constant; however, the amount of cash generated in the future may be less than in prior periods.
     Another significant factor affecting our operating cash flows for the six months ended March 31, 2009 was the decrease in mortgage loans held for sale of $164.5 million during the period. The decrease in mortgage loans held for sale was due to a decrease in the number of loans originated during the second quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008. We expect to continue to use cash to fund an increase in mortgage loans held for sale in quarters when our homebuilding closings grow. However, in periods when home closings are flat or decline as compared to prior periods, or if our mortgage capture rate declines, the amounts of net cash used may be reduced or we may generate positive cash flows from reductions in the balances of mortgage loans held for sale as we did in the current year period.
     Investing Cash Flow Activities
     For the six months ended March 31, 2009 and 2008, cash used in investing activities represented net purchases of property and equipment, primarily model home furniture and office equipment. These purchases are not significant relative to our total assets or cash flows, and have declined in recent quarters due to the decrease in size of our operations.

     Financing Cash Flow Activities
     The majority of our short-term financing needs have been funded with cash generated from operations, borrowings available under our financial services credit facility and, to a lesser extent in early fiscal 2008, borrowings under our homebuilding credit facility. Long-term financing needs of our homebuilding operations have been generally funded with the issuance of new senior unsecured debt securities through the public capital markets. Our homebuilding senior and senior subordinated notes and borrowings under our homebuilding revolving credit facility are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries.
     During the three months ended March 31, 2009, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on February 26, 2009 to stockholders of record on February 16, 2009. In April 2009, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on May 27, 2009 to stockholders of record on May 19, 2009. Quarterly cash dividends of $0.15 and $0.075 per common share were declared in the comparable quarters of fiscal 2008. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions.
     Changes in Capital Structure
     In November 2008, our Board of Directors authorized the repurchase of up to $100 million of our common stock and the repurchase of up to $500 million of debt securities. The new authorizations are effective from December 1, 2008 to November 30, 2009. Repurchases of senior notes through March 31, 2009 have reduced the debt repurchase authorization to $382.4 million.
     On April 6, 2009, through an unsolicited transaction, we repurchased $25.2 million principal amount of our 7.875% senior notes due 2011, which further reduced the remaining debt repurchase authorization.
     On May 4, 2009, we notified the lenders participating in the $1.65 billion unsecured revolving credit facility of our intention to voluntarily terminate the facility. In accordance with the provisions of the agreement governing the revolving credit facility, it will terminate effective May 11, 2009.
     In fiscal 2008 and through the first half of fiscal 2009, our primary non-operating uses of our available capital were the repayment of debt and dividend payments. We continue to evaluate our alternatives for future non-operating sources and uses of our available capital, including the amounts of debt repayments, dividend payments and maintenance or increase of cash balances, based on market conditions and other circumstances, and within the constraints of our balance sheet leverage targets and our liquidity targets.
CONTRACTUAL CASH OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
     Our primary contractual cash obligations for our homebuilding and financial services segments are payments under our debt agreements and lease payments under operating leases. Purchase obligations of our homebuilding segment represent specific performance requirements under lot option purchase agreements that may require us to purchase land contingent upon the land seller meeting certain obligations. We expect to fund our contractual obligations in the ordinary course of business through a combination of our existing cash resources, cash flows generated from operations, renewed or amended mortgage repurchase facilities and, if needed or believed advantageous, the issuance of new securities through the public capital markets, as market conditions may permit.
     At March 31, 2009, our homebuilding operations had outstanding letters of credit of $61.7 million and surety bonds of $1.38 billion, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

     Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.
     In the ordinary course of business, we enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Within the land and lot option purchase contracts in force at March 31, 2009, there were a limited number of contracts, representing only $25.5 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Also, pursuant to the provisions of Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” as amended (FIN 46R), issued by the FASB, we consolidated certain variable interest entities with assets of $8.4 million related to some of our outstanding land and lot option purchase contracts. Creditors, if any, of these variable interest entities have no recourse against us. Additionally, pursuant to SFAS No. 49, “Accounting for Product Financing Arrangements,” we recorded $8.1 million of land inventory not owned related to some of our outstanding land and lot option purchase contracts. Further discussion of our land option contracts is provided in the “Land and Lot Position and Homes in Inventory” section that follows.
LAND AND LOT POSITION AND HOMES IN INVENTORY
     The following is a summary of our land and lot position and homes in inventory at March 31, 2009 and September 30, 2008:

	As of March 31, 2009				As of September 30, 2008
		Lots				Lots
		Controlled				Controlled
	Lots Owned -	Under Lot	Total		Lots Owned -	Under Lot	Total
	Developed	Option and	Land/Lots	Homes	Developed	Option and	Land/Lots	Homes
	and Under	Similar	Owned and	in	and Under	Similar	Owned and	in
	Development	Contracts	Controlled	Inventory	Development	Contracts	Controlled	Inventory
East	12,000	4,000	16,000	1,000	12,000	6,000	18,000	1,100
Midwest	7,000	2,000	9,000	900	8,000	1,000	9,000	1,100
Southeast	22,000	5,000	27,000	2,200	23,000	6,000	29,000	2,300
South Central	25,000	8,000	33,000	2,900	25,000	9,000	34,000	3,700
Southwest	6,000	1,000	7,000	1,300	6,000	1,000	7,000	1,900
West	23,000	3,000	26,000	2,000	25,000	3,000	28,000	2,300

	95,000	23,000	118,000	10,300	99,000	26,000	125,000	12,400

	81%	19%	100%		79%	21%	100%

     At March 31, 2009, we owned or controlled approximately 118,000 lots, compared to approximately 125,000 lots at September 30, 2008. Of the 118,000 total lots, we controlled approximately 23,000 lots (19%), with a total remaining purchase price of approximately $634.3 million, through land and lot option purchase contracts with a total of $36.3 million in earnest money deposits. Our lots controlled included approximately 6,200 optioned lots with a remaining purchase price of approximately $169.5 million and secured by deposits totaling $17.6 million, for which we do not expect to exercise our option to purchase the land or lots, but the contract has not yet been terminated. Consequently, we have written off the deposits related to these contracts, resulting in a net earnest money deposit balance of $18.7 million at March 31, 2009.
     We had a total of approximately 10,300 homes in inventory, including approximately 1,400 model homes at March 31, 2009, compared to approximately 12,400 homes in inventory, including approximately 1,500 model homes at September 30, 2008. Of our total homes in inventory, approximately 5,500 and 6,900 were unsold at March 31, 2009 and September 30, 2008, respectively. At March 31, 2009, approximately 3,000 of our unsold homes were completed, of which approximately 1,300 homes had been completed for more than six months. At September 30, 2008, approximately 3,100 of our unsold homes were completed, of which approximately 1,100 homes had been completed for more than six months.

     Our current strategy is to continue to reduce our owned and controlled lot position, in line with our reduced expectations for future home sales and closings, through the construction and sale of homes and the sale of land and lots, and to limit our purchases of lots currently controlled under option or in new lot positions to those needed to meet immediate home sales demand.
CRITICAL ACCOUNTING POLICIES
     As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2008, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, land and lot option purchase contracts, goodwill, warranty and insurance claim costs, income taxes and stock-based compensation. Since September 30, 2008, there have been no significant changes to those critical accounting policies and estimates except for the partial adoption of SFAS No. 157, “Fair Value Measurements” as described below. Additionally, we have expanded our critical accounting policy disclosure related to “Insurance Claim Costs and Self-Insurance” which follows.
     Fair Value Measurements — Partial Adoption of SFAS No. 157 — Effective October 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” for fair value measurements of certain financial instruments. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange (exit) price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This standard establishes a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability. Observable inputs are those which can be easily seen by market participants while unobservable inputs are generally developed internally, utilizing management’s estimates and assumptions.
•	Level 1 — Valuation is based on quoted prices in active markets for identical assets and liabilities.

•	Level 2 — Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market.

•	Level 3 — Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on our own estimates about the assumptions that market participants would use to value the asset or liability.
     When available, we use quoted market prices in active markets to determine fair value. We consider the principal market and nonperformance risk associated with our counterparties when determining the fair value measurements. Fair value measurements under SFAS No. 157 are used for IRLCs, mortgage loans held for sale, other mortgage loans and hedging instruments.
     Insurance Claim Costs and Self-Insurance — We have, and require the majority of the subcontractors we use to have, general liability insurance which includes construction defect coverage. Our general liability insurance policies protect us against a portion of our risk of loss from construction defect and other claims and lawsuits, subject to certain self-insured retentions and other coverage limits. For policy years 2004 through 2009, we are self-insured for up to $22.5 million of the aggregate claims incurred, at which point our excess loss insurance begins, depending on the policy year. Once we have satisfied the annual aggregate limits, we are self-insured for the first $10,000 to $1.5 million for each claim occurrence, depending on the policy year. For policy year 2009, we are self-insured for up to $22.5 million of the aggregate claims incurred and for up to $0.5 million of each claim occurrence thereafter.
     In some states where we believe it is too difficult or expensive for our subcontractors to obtain general liability insurance, we have waived our traditional subcontractor general liability insurance requirements to obtain lower costs from subcontractors. In these states, we purchase insurance policies from either third-party carriers or our wholly-owned captive insurance subsidiary that provide coverage to us, and names certain subcontractors as additional insureds. The policies issued to our homebuilding entities by our captive insurance subsidiary provide up to $25.0 million in aggregate general liability coverage per policy year. The policies issued by our captive insurance subsidiary represent self insurance of these risks by us; however, for policy years after April 2007, the captive insurance subsidiary has reinsured the annual loss exposure greater than $10.0 million with a third-party insurer.

     Also, we are self-insured for the deductible amounts under our workers’ compensation insurance policies. The deductibles vary by policy year, but in no years exceed $0.5 million per occurrence. The deductible for the 2009 policy year is $0.5 million per occurrence.
     We record expenses and liabilities related to the costs to cover the self-insured amounts under our insurance policies for exposures related to workers’ compensation, construction defects and claims and lawsuits incurred in the ordinary course of business, including employment matters, personal injury claims, land development issues and contract disputes. Also, we record expenses and liabilities for any estimated costs of potential claims and lawsuits (including expected legal costs) in excess of our coverage limits or not covered by our policies, based on an analysis of our historical claims, which includes an estimate of construction defect claims incurred but not yet reported. The expenses and liabilities are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others.
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
     We are exposed to interest rate risk associated with our mortgage loan origination services. We manage interest rate risk through the use of forward sales of mortgage-backed securities (MBS), Eurodollar Futures Contracts (EDFC) and put options on MBS and EDFC. Use of the term “hedging instruments” in the following discussion refers to these securities collectively, or in any combination. We do not enter into or hold derivatives for trading or speculative purposes.
     Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in current earnings. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in current earnings, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans and the fair value change, which for the three and six months ended March 31, 2009 was not significant, is recognized in current earnings in accordance with SFAS No. 159. Prior to October 1, 2008, in accordance with SFAS No. 133, the effectiveness of the fair value hedge in the prior year was monitored and any ineffectiveness, which for the three and six months ended March 31, 2008 was not significant, was recognized in current earnings. At March 31, 2009, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $258.7 million. Uncommitted IRLCs, the duration of which are generally less than six months, totaled approximately $199.8 million, and uncommitted mortgage loans held for sale totaled approximately $33.6 million at March 31, 2009.
     At March 31, 2009, we had $256.0 million in EDFC options and MBS which were acquired as part of a program to potentially offer homebuyers a below market interest rate on their home financing. These hedging instruments and the related commitments are accounted for at fair value with gains and losses recognized in current earnings. These gains and losses for the three and six months ended March 31, 2009 and 2008 were not significant.

     The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2009. The interest rate for our variable rate debt represents the interest rate on our mortgage repurchase facility. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Six Months								Fair value
	Ending								at
	September 30,	Fiscal Year Ending September 30,							March 31,
	2009	2010	2011	2012	2013	2014	Thereafter	Total	2009
	(In millions)
Debt:
Fixed rate	$22.9	$259.6	$431.1	$314.3	$300.0	$450.0	$1,097.7	$2,875.6	$2,387.3
Average interest rate	8.1%	6.7%	7.0%	5.4%	6.7%	6.0%	6.0%	6.2%
Variable rate	$44.4	$—	$—	$—	$—	$—	$—	$44.4	$44.4
Average interest rate	3.8%	—	—	—	—	—	—	3.8%
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
     There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     In addition to the risk factors previously identified in our annual report on Form 10-K for the year ended September 30, 2008, we replace the risk factors entitled “Our substantial debt could adversely affect our financial condition” and “Failure to comply with certain financial tests or meet ratios contained in our credit facilities could preclude the payment of dividends, impose restrictions on our business, capital resources or other activities or otherwise adversely affect us” with the following:
Our substantial debt could adversely affect our financial condition.
     We have a significant amount of debt. As of March 31, 2009, our consolidated debt was $2,912.0 million. As of March 31, 2009, the scheduled maturities of principal on our outstanding debt for the subsequent 12 months totaled $241.2 million.
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
     Credit Facility and Other Restrictions. On May 4, 2009 we gave notice to the lenders participating in the revolving credit facility to terminate the facility effective May 11, 2009. Consequently, because of the termination of this facility, the restrictions and requirements it imposed on us will no longer be in place. However, the indentures governing our senior notes and senior subordinated notes impose restrictions on the creation of secured debt and liens.
     The mortgage repurchase facility for our financial services subsidiaries also requires the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a minimum level of liquidity. A failure to comply with these requirements could allow the lending bank to terminate the availability of funds to the financial services subsidiaries or cause their debt to become due and payable prior to maturity.
     Changes in Debt Ratings. In fiscal 2008, all three of the agencies that rate our senior unsecured debt lowered our ratings to a level below investment grade, and these agencies have since lowered our ratings even further The cost of debt capital has increased and could increase more with further lowering of our debt ratings. The further lowering of our debt ratings could also make accessing the public capital markets more difficult and expensive.
     Change of Control Purchase Options. If a change of control occurs as defined in the indentures governing many series of our senior and senior subordinated notes, which constituted $1.0 billion principal amount in the aggregate as of March 31, 2009, we would be required to offer to purchase such notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. If purchase offers were required under the indentures for these notes, we can give no assurance that we would have sufficient funds to pay the amounts that we would be required to purchase. At March 31, 2009, we did not have sufficient funds available to purchase all of such outstanding debt upon a change of control.
     Impact of Financial Services Debt. Our financial services business is conducted through subsidiaries that are not restricted by our indentures. The ability of our financial services subsidiaries to provide funds to our homebuilding operations, however, is subject to restrictions in their mortgage repurchase facility. These funds would not be available to us upon the occurrence and during the continuance of defaults under this facility. Moreover, our right to receive assets from these subsidiaries upon liquidation or recapitalization will be subject to the prior claims of the creditors of these subsidiaries. Any claims we may have to funds from this segment would be subordinate to subsidiary indebtedness to the extent of any security for such indebtedness and to any indebtedness otherwise recognized as senior to our claims.
We also add the following risk factor:
The utilization of our tax losses could be substantially limited if we experienced an ownership change as defined in the Internal Revenue Code.
     We have experienced continuing losses that have produced net operating losses and unrealized built-in losses for income tax purposes. These have the potential to reduce future income tax obligations if we become profitable in the future. However, Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carryforwards and certain built-in losses recognized in years after the ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of its stock within a rolling three-year period, as calculated in accordance with the rules. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning directly or indirectly 5% or more of the stock of the company and any change in ownership arising from new issuances of stock by the company.

     If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, our ability to use any of our net operating loss carryforwards, tax credit carryforwards or net unrealized built-in losses at the time of ownership change would be subject to the limitations of Section 382 on their use against future taxable income. Depending on the limitation, a significant portion of our built-in losses, any net operating loss carryforwards or tax credit carryforwards could expire before we would be able to use them. This could adversely affect our financial position, results of operations and cash flow.
     We believe that we have not experienced such an ownership change as of March 31, 2009; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% stockholders, over which we have no control, and new issuances of stock by us, should we choose to do so. We are continuing to monitor the situation and, if we consider it advisable, could seek to institute measures intended to deter such an ownership change in order to preserve these tax attributes. We can give no assurances as to whether we would seek to do so or as to the effectiveness of any such measures.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     (a) At the Company’s Annual Meeting of Stockholders held on January 29, 2009 (the “Annual Meeting”), the stockholders re-elected each of the seven members of the Board of Directors of the Company to serve until the Company’s next annual meeting of stockholders and until their respective successors are elected and qualified. The names of the seven directors, the number of votes cast for and the number of votes withheld were as follows:

Name	Votes For	Votes Withheld
Donald R. Horton	270,102,919	13,028,553
Bradley S. Anderson	261,489,448	21,642,023
Michael R. Buchanan	272,813,583	10,317,888
Michael W. Hewatt	257,063,298	26,068,173
Bob G. Scott	272,756,237	10,375,234
Donald J. Tomnitz	271,199,045	11,932,427
Bill W. Wheat	260,887,269	22,244,203
     (b) At the Annual Meeting, the stockholders voted to approve a stockholder proposal concerning amending the Company’s Equal Employment Opportunity Policy. The number of votes cast for and against the proposal and the number of abstentions were as follows:

Votes For	Votes Against	Abstained
132,680,185	111,985,658	5,243,610
     (c) At the Annual Meeting, the stockholders voted to approve a stockholder proposal concerning a majority vote standard for the election of directors. The number of votes cast for and against the proposal and the number of abstentions were as follows:

Votes For	Votes Against	Abstained
145,387,835	104,306,592	215,026

ITEM 5. OTHER INFORMATION
     On May 4, 2009, the Company notified the lenders participating in the Company’s revolving credit facility of its intention to voluntarily terminate the facility. In accordance with the provisions governing the revolving credit facility, the facility will terminate effective May 11, 2009. See Homebuilding Capital Resources — Bank Credit Facility and Indentures beginning on page 53 of this Form10-Q for additional information regarding the revolving credit facility and the termination thereof, which information is incorporated by reference into this Item 5.
     The original revolving credit facility was entered into as of December 16, 2005, and was amended on November 1, 2006 (the First Amendment), March 14, 2007 (the Second Amendment), July 6, 2007 (the Third Amendment), January 4, 2008 (the Fourth Amendment) and June 26, 2008 (the Fifth Amendment). The Fifth Amendment was entered into by the Company, as the Borrower, the lenders listed in such Fifth Amendment, the Guarantors listed on Schedule 1 thereto, and Wachovia Bank, National Association, as Administrative Agent for the Lenders, Swingline Lender and a Letter of Credit Issuer.
ITEM 6. EXHIBITS
(a)	Exhibits.

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992. (1)

3.2	Amended and Restated Bylaws of the Company. (2)

10.1	First Amendment to Master Repurchase Agreement, dated March 5, 2009, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Syndication Agent and a buyer, and the other parties listed thereto. (3)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges. (*)

31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer. (*)

32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer. (*)

*	Filed herewith.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2008.

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2009.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date: May 4, 2009	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)