Form 10-Q
period 2009-06-30
HORTON D R INC /DE/
filed 2009-08-05
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Common stock, $.01 par value — 317,098,284 shares as of July 31, 2009

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2009	2008
	(In millions)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,966.3	$1,355.6
Inventories:
Construction in progress and finished homes	1,407.7	1,681.6
Residential land and lots — developed and under development	1,875.9	2,409.6
Land held for development	567.0	531.7
Land inventory not owned	22.7	60.3

	3,873.3	4,683.2
Income taxes receivable	124.9	676.2
Restricted cash	62.0	2.0
Deferred income taxes, net of valuation allowance of $1,068.5 million and $961.3 million at June 30, 2009 and September 30, 2008, respectively	165.4	213.5
Property and equipment, net	62.5	65.9
Earnest money deposits and other assets	198.5	245.5
Goodwill	15.9	15.9

	6,468.8	7,257.8

Financial Services:
Cash and cash equivalents	36.0	31.7
Mortgage loans held for sale	222.7	352.1
Other assets	52.0	68.0

	310.7	451.8

Total assets	$6,779.5	$7,709.6

LIABILITIES
Homebuilding:
Accounts payable	$170.6	$254.0
Accrued expenses and other liabilities	685.9	814.9
Notes payable	3,280.2	3,544.9

	4,136.7	4,613.8

Financial Services:
Accounts payable and other liabilities	46.8	27.5
Mortgage repurchase facility	77.4	203.5

	124.2	231.0

	4,260.9	4,844.8

Commitments and contingencies (Note L)
Minority interests	20.9	30.5

STOCKHOLDERS’ EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 320,647,484 shares issued and 316,992,251 shares outstanding at June 30, 2009 and 320,315,508 shares issued and 316,660,275 shares outstanding at September 30, 2008	3.2	3.2
Additional capital	1,728.7	1,716.3
Retained earnings	861.5	1,210.5
Treasury stock, 3,655,233 shares at June 30, 2009 and September 30, 2008, at cost	(95.7)	(95.7)

	2,497.7	2,834.3

Total liabilities and stockholders’ equity	$6,779.5	$7,709.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In millions, except per share data)
		(Unaudited)
Homebuilding:
Revenues:
Home sales	$896.6	$1,415.0	$2,553.1	$4,619.8
Land/lot sales	17.5	18.3	36.6	145.1

	914.1	1,433.3	2,589.7	4,764.9

Cost of sales:
Home sales	795.0	1,271.7	2,211.5	4,097.1
Land/lot sales	16.7	14.2	32.6	118.0
Inventory impairments and land option cost write-offs	110.8	330.4	215.2	1,410.0

	922.5	1,616.3	2,459.3	5,625.1

Gross profit (loss):
Home sales	101.6	143.3	341.6	522.7
Land/lot sales	0.8	4.1	4.0	27.1
Inventory impairments and land option cost write-offs	(110.8)	(330.4)	(215.2)	(1,410.0)

	(8.4)	(183.0)	130.4	(860.2)

Selling, general and administrative expense	134.3	194.7	388.2	616.1
Interest expense	20.3	11.7	68.9	22.9
Loss (gain) on early retirement of debt	3.9	2.6	(4.4)	2.6
Other (income)	(2.2)	(3.5)	(8.7)	(7.0)

	(164.7)	(388.5)	(313.6)	(1,494.8)

Financial Services:
Revenues, net of recourse expense and reinsurance reserves (Note G)	18.8	30.9	39.1	98.8
General and administrative expense	18.1	23.1	58.5	76.4
Interest expense	0.2	0.6	1.2	2.7
Interest and other (income)	(2.3)	(2.2)	(8.0)	(8.5)

	2.8	9.4	(12.6)	28.2

Loss before income taxes	(161.9)	(379.1)	(326.2)	(1,466.6)
(Benefit from) provision for income taxes	(19.6)	20.2	(12.8)	367.2

Net loss	$(142.3)	$(399.3)	$(313.4)	$(1,833.8)

Basic and diluted net loss per common share	$(0.45)	$(1.26)	$(0.99)	$(5.81)

Cash dividends declared per common share	$0.0375	$0.075	$0.1125	$0.375

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2009	2008
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(313.4)	$(1,833.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20.7	42.1
Amortization of debt discounts and fees	5.0	5.3
Stock option compensation expense	10.0	9.6
Income tax benefit from stock option exercises	(0.3)	(2.7)
Deferred income taxes	48.1	345.1
(Gain) loss on early retirement of debt	(4.4)	2.6
Inventory impairments and land option cost write-offs	215.2	1,410.0

Changes in operating assets and liabilities:
Decrease in construction in progress and finished homes	230.6	991.2
Decrease in residential land and lots — developed, under development, and held for development	325.3	518.8
Decrease in earnest money deposits and other assets	49.2	55.7
Decrease in income taxes receivable	551.3	—
Decrease in mortgage loans held for sale	129.4	277.1
Decrease in accounts payable, accrued expenses and other liabilities	(164.7)	(423.5)

Net cash provided by operating activities	1,102.0	1,397.5

INVESTING ACTIVITIES
Purchases of property and equipment	(6.2)	(9.1)
(Increase) decrease in restricted cash	(60.0)	2.9

Cash used in investing activities	(66.2)	(6.2)

FINANCING ACTIVITIES
Proceeds from notes payable	487.5	204.4
Repayment of notes payable	(875.0)	(907.8)
Proceeds from stock associated with certain employee benefit plans	2.0	9.2
Income tax benefit from stock option exercises	0.3	2.7
Cash dividends paid	(35.6)	(118.2)

Net cash used in financing activities	(420.8)	(809.7)

INCREASE IN CASH AND CASH EQUIVALENTS	615.0	581.6
Cash and cash equivalents at beginning of period	1,387.3	269.6

Cash and cash equivalents at end of period	$2,002.3	$851.2

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2009
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires), as well as certain variable interest entities required to be consolidated pursuant to Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” as amended (FIN 46R), issued by the Financial Accounting Standards Board (FASB). All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission (SEC) on August 5, 2009. In the opinion of management, all adjustments (consisting of normal, recurring accruals and the asset impairment charges, loss reserves and deferred tax asset valuation allowance discussed below) considered necessary for a fair presentation have been included.
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
  Seasonality
     Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and nine-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.
  Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
  Business
     The Company is a national homebuilder that is engaged primarily in the construction and sale of single-family housing in 76 markets and 27 states in the United States at June 30, 2009. The Company designs, builds and sells single-family detached homes on lots it developed and on finished lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. Periodically, the Company sells land and lots. The Company also provides title agency and mortgage financing services, principally to its homebuyers. The Company generally does not retain or service the mortgages that it originates but, rather, seeks to sell the mortgages and related servicing rights to purchasers.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2009
NOTE B — INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS
     The factors hurting demand for new homes that prevailed during fiscal 2008 continued in the first nine months of fiscal 2009. High inventory levels of available homes, elevated cancellation rates, low sales absorption rates and overall weak consumer confidence have persisted. The effects of these factors have been further magnified by continued tight credit conditions in the mortgage markets, high levels of home foreclosures and severe shortages of liquidity in the financial markets. The overall economy has weakened significantly and is now in a recession marked by high unemployment levels and reduced consumer spending. These factors caused the Company’s outlook for the homebuilding industry and the impact on its business to remain cautious.
     At June 30, 2009, when the Company performed its quarterly inventory impairment analysis, the assumptions utilized reflected its cautious outlook for the broader homebuilding industry and the Company’s markets, both of which impact its business. This outlook incorporates the Company’s belief that housing market conditions may continue to deteriorate, and that challenging conditions will persist. Accordingly, the Company’s impairment evaluation as of June 30, 2009 again indicated a significant number of communities with impairment indicators. Communities with a combined carrying value of $1,431.2 million as of June 30, 2009, had indicators of potential impairment and were evaluated for impairment. The analysis of the large majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community or in comparable communities in order to generate an acceptable absorption rate. For a minority of communities that the Company does not intend to develop or operate in current market conditions, slight increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, the remaining lives of these communities were estimated to be in a range from six months to in excess of ten years. Through this evaluation process, it was determined that communities with a carrying value of $257.8 million as of June 30, 2009, the largest portion of which was in the West region, were impaired. As a result, during the three months ended June 30, 2009, impairment charges of $102.9 million were recorded to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $323.2 million in the same period of the prior year. During the nine months ended June 30, 2009 and 2008, impairment charges totaled $203.0 million and $1,383.7 million, respectively. In performing its quarterly inventory impairment analyses during fiscal 2009, the Company utilized a range of discount rates for communities of 14% to 20% which reflects an increase from the range of 12% to 18% it would have used for these communities in fiscal 2008. The increased discount rates reflect the Company’s estimate of the increased level of market risk present in the homebuilding and related mortgage lending industries. The impact of the increase in the discount rates on the current quarter inventory impairment charge was an increase of $4.6 million. In the three months ended June 30, 2009, approximately 89% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 11% of the charges were recorded to construction in progress and finished homes inventory, compared to 79% and 21%, respectively, in the same period of 2008. In the nine months ended June 30, 2009 and 2008, approximately 79% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 21% of the charges were recorded to construction in progress and finished homes inventory.
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2009
     At June 30, 2009, the Company had $26.1 million of land held for sale, consisting of land held for development and land under development that has met the criteria of available for sale in accordance with SFAS No. 144.
     During the three-month periods ended June 30, 2009 and 2008, the Company wrote off $7.9 million and $7.2 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts which are not expected to be acquired. During the nine-month periods ended June 30, 2009 and 2008, the Company wrote off $12.2 million and $26.3 million, respectively, of such deposits and costs. Should the current weak homebuilding market conditions persist and the Company is unable to successfully renegotiate certain land purchase contracts, additional earnest money deposits and pre-acquisition costs may be written off.
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
     The consolidation of these variable interest entities added $14.6 million in land inventory not owned and minority interests related to entities not owned to the Company’s balance sheet at June 30, 2009. The Company’s obligations related to these land or lot option contracts are guaranteed by cash deposits totaling $1.8 million and promissory notes and surety bonds totaling $0.3 million. Creditors, if any, of these variable interest entities have no recourse against the Company.
     For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits. At June 30, 2009, the amount of option deposits totaled $15.8 million and are included in homebuilding earnest money deposits and other assets on the Company’s consolidated balance sheet.
     Additionally, the Company evaluated land and lot option purchase contracts in accordance with SFAS No. 49, “Accounting for Product Financing Arrangements,” and added $8.1 million in land inventory not owned, with a corresponding increase to accrued expenses and other liabilities, to the Company’s balance sheet at June 30, 2009 as a result of this evaluation.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2009
NOTE D — NOTES PAYABLE
     The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	June 30,	September 30,
	2009	2008
	(In millions)
Homebuilding:
Unsecured:
5% senior notes due 2009, net	$—	$200.0
8% senior notes due 2009, net	—	349.6
4.875% senior notes due 2010, net	143.9	249.6
9.75% senior notes due 2010	70.5	96.8
9.75% senior subordinated notes due 2010, net	15.3	15.3
6% senior notes due 2011, net	235.4	249.6
7.875% senior notes due 2011, net	163.2	199.4
5.375% senior notes due 2012	277.8	300.0
6.875% senior notes due 2013	200.0	200.0
5.875% senior notes due 2013	96.0	100.0
6.125% senior notes due 2014, net	198.4	198.2
2% convertible senior notes due 2014	500.0	—
5.625% senior notes due 2014, net	248.8	248.6
5.25% senior notes due 2015, net	298.5	298.3
5.625% senior notes due 2016, net	298.3	298.1
6.5% senior notes due 2016, net	496.9	499.2
Other secured	37.2	42.2

	$3,280.2	$3,544.9

Financial Services:
Mortgage repurchase facility, maturing 2010	$77.4	$203.5

     The aggregate fair value of the Company’s senior, convertible senior and senior subordinated notes at June 30, 2009 and September 30, 2008 was $2,949.5 million and $2,978.1 million, respectively. For these notes, the Company determines fair value based on quoted market prices. For other secured notes and balances due under the mortgage repurchase facility, the fair values approximate their carrying amounts due to their short maturity or floating interest rate terms, as applicable.
  Homebuilding:
     The Company voluntarily terminated its unsecured revolving credit facility in May 2009. There were no cash borrowings and $61.0 million of standby letters of credit outstanding on the facility at the time of termination. As a result of the termination, the Company recognized $7.6 million of loss on early retirement of debt related to the write-off of unamortized fees in the three months ended June 30, 2009. There were no penalties incurred in connection with the early termination of the revolving credit facility. Concurrent with the termination, the Company entered into secured letter of credit agreements with the three banks that had issued letters of credit under the revolving credit facility. The effect of these agreements was to remove the outstanding letters of credit from the facility and require the Company to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At June 30, 2009, the amount of cash restricted for this purpose totaled $60.6 million and is included in homebuilding restricted cash on the Company’s consolidated balance sheet.
     The revolving credit facility imposed restrictions on the Company’s operations and activities by requiring the Company to maintain certain levels of leverage, tangible net worth and components of inventory. As a result of the termination of the facility, these restrictions are no longer in effect.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2009
     In May 2009, the Company issued $500 million principal amount of 2% convertible senior notes due 2014, with interest payable semi-annually. The notes, which mature May 15, 2014 subject to earlier conversion or repurchase, represent unsecured obligations of the Company. Holders of the 2% convertible senior notes may convert all or any portion of their notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The initial conversion rate for the notes is 76.5697 shares of the Company’s common stock per $1,000 principal amount of senior notes, equivalent to an initial conversion price of approximately $13.06 per share of the Company’s common stock. The conversion rate is subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest. Upon conversion of a 2% senior note, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. The Company may not redeem the notes prior to the maturity date. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs is 2.6%.
     On January 15, 2009, the Company repaid the remaining $155.2 million principal amount of its 5% senior notes which were due on that date. On February 1, 2009, the Company repaid the remaining $297.7 million principal amount of its 8% senior notes which were due on that date.
     In November 2008, upon expiration of the previous authorization, the Board of Directors authorized the early repurchase of up to $500 million of the Company’s debt securities. The new authorization is effective from December 1, 2008 to November 30, 2009. At June 30, 2009, $294.6 million of the authorization was remaining.
     During the nine months ended June 30, 2009, primarily through unsolicited transactions, the Company repurchased the following senior notes prior to their maturity dates:

Principal
Amount of
Senior Notes
Repurchased
(In millions)
5% senior notes due 2009	$44.8
8% senior notes due 2009	52.0
4.875% senior notes due 2010	106.0
9.75% senior notes due 2010	26.3
6% senior notes due 2011	14.3
7.875% senior notes due 2011	36.4
5.375% senior notes due 2012	22.2
5.875% senior notes due 2013	4.0
6.5% senior notes due 2016	2.3

$308.3

     These senior notes were repurchased for an aggregate purchase price of $295.6 million, plus accrued interest. The repurchases resulted in a gain of $12.0 million, which is net of unamortized discounts and fees written off. This gain was partially offset by the $7.6 million loss related to termination of the revolving credit facility as discussed above, and the resulting net gain of $4.4 million is included in the consolidated statement of operations for the nine months ended June 30, 2009.
     In July 2009, through unsolicited transactions, the Company repurchased $1.0 million principal amount of its 4.875% senior notes due 2010 and $0.5 million principal amount of its 6.875% senior notes due 2013, for an aggregate purchase price of $1.47 million, plus accrued interest.
     The indentures governing the Company’s senior notes and senior subordinated notes impose restrictions on the creation of secured debt and liens. At June 30, 2009, the Company was in compliance with all of the limitations and restrictions that form a part of the public debt obligations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2009
   Financial Services:
     The Company’s mortgage subsidiary, DHI Mortgage, entered into a mortgage sale and repurchase agreement (the “mortgage repurchase facility”) on March 28, 2008. The mortgage repurchase facility, which is accounted for as a secured financing, provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. On March 5, 2009, through an amendment to the repurchase agreement and transfer of the rights of each of the counterparties to one counterparty, the capacity of the facility was reduced from $275 million to $75 million, with a provision allowing an increase in the capacity to $100 million during the last five business days of a fiscal quarter and the first seven business days of the following fiscal quarter. Additionally, the amendment extended the maturity date of the facility to March 4, 2010.
     As of June 30, 2009, $213.4 million of mortgage loans held for sale were pledged under the repurchase arrangement, with a carrying value of $211.3 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $127.5 million, DHI Mortgage had an obligation of $77.4 million outstanding under the mortgage repurchase facility at June 30, 2009 at a 3.8% interest rate.
     The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. At June 30, 2009, the mortgage subsidiary was in compliance with all of the conditions and covenants of the mortgage repurchase facility.
NOTE E — HOMEBUILDING INTEREST
     The Company capitalizes homebuilding interest costs to inventory during active development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Additionally, the Company writes off a portion of the capitalized interest related to communities for which inventory impairments are recorded. Due to the Company’s inventory reduction strategies, slowing or suspending land development in certain communities and limiting the construction of unsold homes, the Company’s inventory under active development and construction was lower than its debt level at June 30, 2009 and 2008. Therefore, a portion of the interest incurred was expensed directly to interest expense as reflected below.
     The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, expensed as interest expense, charged to cost of sales and written off during the three and nine-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
		(In millions)
Capitalized interest, beginning of period	$155.8	$253.3	$160.6	$338.7
Interest incurred	42.8	58.5	149.8	177.9
Interest expensed:
Directly to interest expense	(20.3)	(11.7)	(68.9)	(22.9)
Amortized to cost of sales	(30.3)	(44.9)	(89.1)	(178.1)
Written off with inventory impairments	(3.4)	(30.4)	(7.8)	(90.8)

Capitalized interest, end of period	$144.6	$224.8	$144.6	$224.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2009
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
     During the three and nine months ended June 30, 2009, the Company recorded charges of $4.0 million and $6.0 million, respectively, as increases in liabilities for pre-existing warranties for the repair of approximately 75 homes in its South Florida and Louisiana markets where certain homes it constructed during 2005 through 2007 contain or are suspected to contain allegedly defective drywall manufactured in China (Chinese Drywall) that may be responsible for the accelerated corrosion of certain metals in the home. The Company first learned of this potential issue in its quarter ended March 31, 2009 through customer inquiries. The Company has identified these homes through a review of the supply channel for its homes constructed in these markets and of the warranty claims received in these markets as well as testing of specific homes. The Company is continuing its investigation to determine if there are additional homes with the Chinese Drywall in these markets, which if found, would likely require the Company to further increase its warranty reserve for this matter in the future. As the actual costs incurred to remediate these homes have been minimal through June 30, 2009, the costs accrued to correct these homes are based on the Company’s expectations of future repair costs. If the actual costs to remediate the homes differ from the estimated costs, it may require the Company to revise its warranty estimate for this matter.
     Through investigation of its supply channels in other markets, the Company has not identified any homes suspected of containing the Chinese Drywall outside of its Florida and Louisiana markets at this time. As of August 5, 2009 the Company has not been included as a defendant in any lawsuit pertaining to the Chinese Drywall, although it is possible that it may in the future be subject to such litigation. While the Company will seek reimbursement for these remediation costs from various sources, it has not recorded a receivable for potential recoveries as of June 30, 2009 given the early stage of this matter.
     Changes in the Company’s warranty liability during the three and nine-month periods ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Warranty liability, beginning of period	$67.0	$98.7	$83.4	$116.0
Warranties issued	4.3	6.7	12.2	21.9
Changes in liability for pre-existing warranties	(1.4)	(4.8)	(12.9)	(16.1)
Settlements made	(5.3)	(9.2)	(18.1)	(30.4)

Warranty liability, end of period	$64.6	$91.4	$64.6	$91.4

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
June 30, 2009
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
     At June 30, 2009, mortgage loans held for sale accounted for under SFAS No. 159 had an aggregate fair value of $222.1 million and an aggregate outstanding principal balance of $220.1 million. During the three months ended June 30, 2009 and 2008, the Company had net gains on sales of loans of $12.2 million and $16.9 million, respectively. During the nine months ended June 30, 2009 and 2008, the Company had net gains on sales of loans of $15.5 million and $52.8 million, respectively, which includes the effect of recording recourse expense, as discussed below in “Other Mortgage Loans,” of $24.2 million and $16.0 million, respectively.
     The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale, which for the three and nine months ended June 30, 2009 was not significant, and is recognized in current earnings. As of June 30, 2009, the Company had $80.2 million in mortgage loans held for sale not committed to third-party purchasers and the notional amounts of the hedging instruments related to those loans totaled $79.0 million. Prior to October 1, 2008, in accordance with SFAS No. 133, the effectiveness of the fair value hedge in the prior year was monitored and any ineffectiveness, which for the three and nine months ended June 30, 2008 was not significant, was recognized in current earnings.
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
     Based on historical performance and current housing and credit market conditions, the Company has recorded reserves for estimated losses on other mortgage loans, real estate owned, future loan repurchase obligations due to the limited recourse provisions and losses for mortgage reinsurance activities, all of which are recorded as reductions of financial services revenue. These reserves totaled $39.5 million and $30.5 million at June 30, 2009 and September 30, 2008, respectively, and were comprised as follows. Other mortgage loans, subject to nonrecurring fair value measurement, totaled $46.4 million and $58.6 million at June 30, 2009 and September 30, 2008, respectively, and had corresponding loss reserves of $14.4 million and $20.1 million, respectively. The Company has established loss reserves for real estate owned of $3.5 million and $4.7 million at June 30, 2009 and September 30, 2008, respectively. The Company’s other mortgage loans and real estate owned are included in financial services other assets in the accompanying consolidated balance sheet. Additional loss reserves at June 30, 2009 and September 30, 2008 included liabilities of $21.6 million and $5.7 million, respectively, for expected losses on future loan repurchase obligations due to the limited recourse provisions.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2009
     Additionally, a subsidiary of the Company reinsured a portion of private mortgage insurance written on loans originated by DHI Mortgage in prior years. At June 30, 2009 and September 30, 2008, reserves for expected future losses under the reinsurance program totaled $16.3 million and $5.8 million, respectively. The mortgage repurchase and reinsurance loss reserves are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheet. It is possible that future losses may exceed the amount of reserves and, if so, additional charges will be required.
  Loan Commitments
     To meet the financing needs of its customers, the Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At June 30, 2009, the Company’s IRLCs totaled $217.3 million which are accounted for as derivative instruments recorded at fair value.
     The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in current earnings. As of June 30, 2009, the Company had approximately $18.2 million of best-efforts whole loan delivery commitments and $267.2 million of hedging instruments related to its IRLCs not yet committed to purchasers.
     At June 30, 2009, the Company had $301.6 million in EDFC options and MBS which were acquired as part of a program to potentially offer homebuyers a below market interest rate on their home financing. These hedging instruments and the related commitments are accounted for at fair value with gains and losses recognized in current earnings. These gains and losses for the three and nine months ended June 30, 2009 and 2008 were not material.
NOTE H — FAIR VALUE MEASUREMENTS
     Effective October 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for fair value measurements of certain financial instruments. In accordance with FASB Staff Position No. FAS 157-2, the Company will adopt the provisions of SFAS No. 157 that relate to nonfinancial assets and liabilities on October 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange (exit) price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This standard establishes a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability. Observable inputs are those which can be easily seen by market participants while unobservable inputs are generally developed internally, utilizing management’s estimates and assumptions.
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
     When available, the Company uses quoted market prices in active markets to determine fair value. The Company considers the principal market and nonperformance risk associated with the Company’s counterparties when determining the fair value measurements. Fair value measurements are used for IRLCs, mortgage loans held for sale, other mortgage loans and hedging instruments.
     The value of mortgage loans held for sale includes changes in estimated fair value from the date the loan is closed until the date the loan is sold. The fair value of mortgage loans held for sale is generally calculated by

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2009
reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics; therefore, they have been classified as a Level 2 valuation. After consideration of nonperformance risk, no additional adjustments have been made by the Company to the fair value measurement of mortgage loans held for sale. Closed mortgage loans are typically sold within 30 days of origination, limiting any nonperformance exposure period. In addition, the Company actively monitors the financial strength of its counterparties and has limited the number of counterparties utilized in loan sale transactions due to the current market volatility in the mortgage and bank environment.
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
     The fair values of IRLCs are also calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics; therefore, they have been classified as Level 2 valuations. These valuations do not contain adjustments for expirations as any expired commitments are excluded from the fair value measurement. After consideration of nonperformance risk, no additional adjustments have been made by the Company to the fair value measurements of IRLCs. The Company generally only issues IRLCs for products that meet specific purchaser guidelines. Should any purchaser become insolvent, the Company would not be required to close the transaction based on the terms of the commitment. Since not all IRLCs will become closed loans, the Company adjusts its fair value measurements for the estimated amount of IRLCs that will not close.
     A summary of assets and liabilities at June 30, 2009 measured at fair value on a recurring basis were as follows:

	Fair Value		Fair Value at
	Hierarchy	Balance Sheet Location	June 30, 2009
			(In millions)
Financial Services:
Mortgage Loans Held for Sale (a)	Level 2	Mortgage Loans Held for Sale	$222.1
Derivatives not Designated as Hedging Instruments under SFAS No. 133 (b):
Interest Rate Lock Commitments	Level 2	Other Assets	$0.8
Forward Sales of MBS	Level 2	Other Liabilities	$(0.3)
EDFC Options	Level 1	Other Liabilities	$—
Best-Efforts Commitments	Level 2	Other Liabilities	$(0.6)

(a)	Mortgage loans held for sale are reflected at full fair value.

(b)	Fair value measurements represent changes in fair value since inception. These changes are reflected in the balance sheet and included in financial services revenues on the Company’s consolidated statement of operations.
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2009
     Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services revenues.
     Other mortgage loans are measured at the lower of cost or fair value on a nonrecurring basis and include performing and nonperforming mortgage loans. Other mortgage loans are reported in other assets based on the Company’s assessment of the value of the underlying collateral and are classified as Level 3 valuations.
NOTE I — INCOME TAXES
     The Company’s benefit from income taxes for the three and nine months ended June 30, 2009 was $19.6 million and $12.8 million, respectively. The provision for income taxes for the three and nine months ended June 30, 2008 was $20.2 million and $367.2 million, respectively. The Company’s effective tax rate for the three and nine-month periods ended June 30, 2009 was 12.1% and 3.9%, respectively. The effective tax rate for the three and nine-month periods ended June 30, 2008 was negative 5.3% and negative 25.0%, respectively. The difference in the Company’s effective tax rate for the nine-month periods is primarily the result of recording a $714.3 million valuation allowance on its deferred tax assets at March 31, 2008, of which $385.0 million related to deferred tax assets existing as of the beginning of fiscal year 2008. The benefit from income taxes for the three and nine-month periods ended June 30, 2009 relates primarily to adjustments to the tax provision recorded for fiscal year 2008 resulting from the finalization and filing of the tax return for that year. A portion of the benefit recognized in the current fiscal year periods in the amount of approximately $6.8 million represents an underaccrual of income taxes receivable at September 30, 2008, which had the effect of decreasing income tax expense and increasing net income during the periods. This adjustment is not material to any of the impacted periods.
     At June 30, 2009, the Company had a federal income tax receivable of $124.9 million, relating to a net operating loss carryback from its 2008 year. In December 2008, the Company received a federal income tax refund of $621.7 million with respect to its 2008 year. The Company expects to receive the majority of the $124.9 million receivable in the form of a refund during the fourth quarter of fiscal 2009.
     At June 30, 2009 and September 30, 2008, the Company had net deferred tax assets of $1,233.9 million and $1,174.8 million, respectively, offset by valuation allowances of $1,068.5 million and $961.3 million, respectively. A substantial portion of the remaining net deferred tax asset of $165.4 million at June 30, 2009 is expected to be recovered through the carryback of federal tax losses to be generated in fiscal 2009, primarily through the sale of inventories which have been impaired in previous periods. Federal tax losses realized in fiscal 2009 can be carried back to fiscal 2007 when the Company had taxable income. The remainder of the net deferred tax asset relates to state income tax loss carrybacks. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcome of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position. The Company’s ability to sell and close an adequate amount of previously impaired homes in fiscal 2009 is a significant assumption required for full recovery of the net deferred tax asset. Changes in existing tax laws also affect actual tax results and the valuation of deferred tax assets over time.
     The total amount of unrecognized tax benefits was $16.0 million and $18.7 million as of June 30, 2009 and September 30, 2008, respectively, which includes interest, penalties, and the tax benefit relating to the deductibility of interest and state income taxes. All tax positions, if recognized, would affect the Company’s effective income tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly decrease or increase within twelve months of the current reporting date.
     The Company is subject to federal income tax and to income tax in multiple states. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2004 through 2009. The Company is currently being audited by various states. The IRS concluded its examination of the Company’s tax returns for 2004 and 2005 in February 2009 which resulted in the assessment of $7.5 million of additional federal and state income tax and interest. Also, the Company recorded a reduction of $2.7 million to the amount of unrecognized tax benefits during the second quarter of fiscal 2009 as a result of the conclusion of the audit.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2009
NOTE J — LOSS PER SHARE
     The following table sets forth the numerators and denominators used in the computation of basic and diluted loss per share for the three and nine months ended June 30, 2009 and 2008. In all four periods, all outstanding stock options and convertible senior notes were excluded from the computation because they were antidilutive due to the net loss recorded during each period.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
		(In millions)
Numerator:
Net loss	$(142.3)	$(399.3)	$(313.4)	$(1,833.8)

Denominator:
Denominator for basic and diluted loss per share— adjusted weighted average common shares	316.9	316.0	316.8	315.5

NOTE K — STOCKHOLDERS’ EQUITY
     The Company had an automatically effective universal shelf registration statement filed with the SEC, registering debt and equity securities which expired in June 2009. Also, at June 30, 2009, the Company had the capacity to issue approximately 22.5 million shares of common stock under its acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.
     In November 2008, upon expiration of the previous authorization, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. The new authorization is effective from December 1, 2008 to November 30, 2009. All of the $100 million authorization was remaining at June 30, 2009.
     During the three months ended June 30, 2009, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on May 27, 2009 to stockholders of record on May 19, 2009. In July 2009, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on August 28, 2009 to stockholders of record on August 19, 2009. Quarterly cash dividends of $0.075 per common share were declared in the comparable quarters of fiscal 2008.
     On February 9, 2009, stock options were granted to executive officers, certain other officers and employees, and outside directors of the Company by the Compensation Committee of the Board of Directors or the Board of Directors. The recipients of these stock options may purchase approximately 6.1 million shares of the Company’s common stock, at an exercise price of $9.03 per share, the closing market price of the Company’s common stock on the date of grant.
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
June 30, 2009
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
     On March 24, 2008, a putative class action, James Wilson, et al. v. D.R. Horton, Inc., et al., was filed by five customers of Western Pacific Housing, Inc., one of the Company’s wholly-owned subsidiaries, against the Company, Western Pacific Housing, Inc., and the Company’s affiliated mortgage company subsidiary, in the United States District Court for the Southern District of California. The complaint sought certification of a class alleged to include persons who, within the four years preceding the filing of the suit, purchased a home from the Company, or any of its subsidiaries, and obtained a mortgage for such purchase from the Company’s affiliated mortgage company subsidiary. The complaint alleged that the Company violated Section 1 of the Sherman Antitrust Act and Sections 16720, 17200 and 17500 of the California Business and Professions Code by effectively requiring its homebuyers to apply for a loan through its affiliated mortgage company. In June 2009 the complaint was amended to limit the putative class to California customers only and the claims asserted were limited to alleged violations of the California Business and Professions code. The complaint alleges that the homebuyers were either deceived about loan costs charged by the Company’s affiliated mortgage company or coerced into using its affiliated mortgage company, or both, and that discounts and incentives offered by the Company or its subsidiaries to buyers who obtained financing from its affiliated mortgage company were illusory. The action seeks treble damages in an unspecified amount and injunctive relief. Management believes the claims alleged in this action are without merit and will defend them vigorously. However, as the action is still in its early stages, the Company is unable to express an opinion as to the likelihood of an unfavorable outcome or the amount of damages, if any.
     In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At June 30, 2009, the Company had total deposits of $35.0 million, comprised of cash deposits of $31.9 million, promissory notes of $2.1 million, and letters of credit and surety bonds of $1.0 million, to purchase land and lots with a total remaining purchase price of $726.2 million. Within the land and lot option purchase contracts in force at June 30, 2009, there were a limited number of contracts, representing only $9.9 million of remaining purchase price, subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations.
     Included in the total deposits of $35.0 million were $17.3 million of deposits related to land and lot option purchase contracts for which the Company does not expect to exercise its option to purchase the land or lots, but the contract has not yet been terminated. The remaining purchase price of land and lots subject to those contracts was $148.6 million. Consequently, the deposits relating to these contracts have been written off, resulting in a net deposit balance of $17.7 million at June 30, 2009, which is included in homebuilding earnest money deposits and other assets on the Company’s consolidated balance sheet. The majority of land and lots under contract are currently expected to be purchased within three years, based on the Company’s assumptions as to the extent it will exercise its options to purchase such land and lots.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2009
     Additionally, in the normal course of its business activities, the Company provides standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At June 30, 2009, outstanding standby letters of credit were $59.3 million, all of which were cash collateralized, and surety bonds were $1.19 billion.
NOTE M — RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which partially deferred the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows (see Note H). The Company is currently evaluating the impact of adopting the remaining provisions of SFAS No. 157; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company will retrospectively apply the provisions of FSP APB 14-1 as a cumulative effect of a change in accounting principle upon its adoption on October 1, 2009. This will require the Company to record the debt component of its 2% convertible senior notes at its fair value on the date of issuance, assuming no conversion features. The remaining value of the equity component of the 2% senior notes will be recorded as a reduction in the carrying value of the

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2009
notes and an increase to additional paid-in-capital. The reduction in the carrying value of the notes and the fees related to the notes will be amortized as interest incurred and expensed or capitalized to inventory over the remaining life of the notes. Assuming the provisions of FSP APB 14-1 had been applied at the date of issuance, the amount of the reduction in the carrying value of the notes would have been $140.5 million and the increase in additional paid-in-capital would have been approximately $136.7 million, net of tax.
     In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The staff position amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This position is effective for financial statements issued for interim periods and fiscal years ending after December 15, 2008. The adoption of this pronouncement, which is related to disclosure only, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009 and therefore, was effective for the Company this quarter. The adoption of this pronouncement did not impact the Company’s consolidated financial position, results of operations or cash flows.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009 and therefore, was effective for the Company this quarter. The adoption of this pronouncement, which required additional disclosures in this report, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP 157-4). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 and therefore, was effective for the Company this quarter. The adoption of FSP 157-4 did not impact the Company’s consolidated financial position, results of operations or cash flows.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date that the financial statements are issued or are available to be issued, and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and therefore, was effective for the Company this quarter. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets.” The statement is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, and where there is continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009 and early adoption is not permitted. The Company is currently evaluating the impact of the

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2009
adoption of SFAS No. 166; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” The statement is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009 and early adoption is not permitted. The Company is currently evaluating the impact the adoption of SFAS No. 167 will have on its consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the SFAS No. 168 will not impact the Company’s consolidated financial position, results of operations or cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2009
NOTE N — SEGMENT INFORMATION
     The Company’s 32 homebuilding operating divisions and its financial services operation are its operating segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As reflected in the current year presentation, the homebuilding operating segments are aggregated into six reporting segments and the financial services operating segment is its own reporting segment. Previously, the Company presented seven homebuilding reporting segments, based on its seven operating regions which had been determined to be its operating segments. During the fourth quarter of fiscal 2008, the Company reassessed the level at which the SFAS No. 131 operating segment criteria are met, and as a result, changed its operating segments from the operating regions to the operating divisions. This determination was based on changes to the Company’s management structure and decision-making processes, which have evolved primarily due to the difficult market conditions and the decrease in size of the Company’s operations.
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
     Homebuilding is the Company’s core business, generating 99% and 98% of consolidated revenues during the nine months ended June 30, 2009 and 2008, respectively. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land for residential purposes and the construction and sale of residential homes on such land in 27 states and 76 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.
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
June 30, 2009
     The accounting policies of the reporting segments are described throughout Note A in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2008.

	Three Months Ended June 30,		Nine Months Ended June 30,
		Restated		Restated
	2009	2008	2009	2008
	(In millions)
Revenues
Homebuilding revenues:
East	$84.8	$135.1	$241.7	$447.1
Midwest	76.9	117.2	210.3	403.6
Southeast	146.5	189.0	414.2	625.8
South Central	270.6	345.0	747.5	1,058.0
Southwest	86.8	251.2	307.0	904.4
West	248.5	395.8	669.0	1,326.0

Total homebuilding revenues	$914.1	$1,433.3	$2,589.7	$4,764.9

Financial services revenues	$18.8	$30.9	$39.1	$98.8

Consolidated revenues	$932.9	$1,464.2	$2,628.8	$4,863.7

Inventory Impairments
East	$9.5	$19.3	$15.1	$128.6
Midwest	18.2	67.5	31.3	93.0
Southeast	19.7	45.5	25.7	243.8
South Central	11.3	1.0	13.6	30.5
Southwest	11.9	29.6	19.6	56.6
West	32.3	160.3	97.7	831.2

Total inventory impairments	$102.9	$323.2	$203.0	$1,383.7

Income (Loss) Before Income Taxes (1)
Homebuilding income (loss) before income taxes:
East	$(22.5)	$(38.6)	$(39.2)	$(180.9)
Midwest	(41.0)	(74.7)	(73.8)	(107.3)
Southeast	(30.5)	(62.9)	(47.9)	(286.4)
South Central	(6.1)	13.6	7.0	6.7
Southwest	(15.6)	(34.9)	(24.8)	(14.1)
West	(49.0)	(191.0)	(134.9)	(912.8)

Total homebuilding loss before income taxes	$(164.7)	$(388.5)	$(313.6)	$(1,494.8)

Financial services income (loss) before income taxes	$2.8	$9.4	$(12.6)	$28.2

Consolidated loss before income taxes	$(161.9)	$(379.1)	$(326.2)	$(1,466.6)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2009

	June 30,	September 30,
	2009	2008
	(In millions)
Homebuilding Inventories (2):
East	$558.8	$594.5
Midwest	401.1	473.8
Southeast	686.3	799.6
South Central	792.7	939.7
Southwest	288.8	423.6
West	973.6	1,258.4
Corporate and unallocated (3)	172.0	193.6

Total homebuilding inventory	$3,873.3	$4,683.2

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to operating the Company’s corporate office.

(2)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(3)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2009
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION
     All of the Company’s senior, convertible senior and senior subordinated notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s direct and indirect subsidiaries (collectively, Guarantor Subsidiaries), other than financial services subsidiaries and certain insignificant subsidiaries (collectively, Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned. In lieu of providing separate financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.
Consolidating Balance Sheet
June 30, 2009

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
ASSETS
Cash and cash equivalents	$1,921.4	$40.8	$40.1	$—	$2,002.3
Investments in subsidiaries	966.4	—	—	(966.4)	—
Inventories	1,212.0	2,618.0	43.3	—	3,873.3
Income taxes receivable	124.9	—	—	—	124.9
Restricted cash	61.5	0.5	—	—	62.0
Deferred income taxes, net	52.7	112.7	—	—	165.4
Property and equipment, net	19.9	22.7	19.9	—	62.5
Earnest money deposits and other assets	61.6	97.9	91.0	—	250.5
Mortgage loans held for sale	—	—	222.7	—	222.7
Goodwill	—	15.9	—	—	15.9
Intercompany receivables	1,600.7	—	—	(1,600.7)	—

Total Assets	$6,021.1	$2,908.5	$417.0	$(2,567.1)	$6,779.5

LIABILITIES & EQUITY
Accounts payable and other liabilities	$244.4	$536.4	$122.5	$—	$903.3
Intercompany payables	—	1,560.5	40.2	(1,600.7)	—
Notes payable	3,279.0	1.2	77.4	—	3,357.6

Total Liabilities	3,523.4	2,098.1	240.1	(1,600.7)	4,260.9

Minority interests	—	—	20.9	—	20.9

Total Equity	2,497.7	810.4	156.0	(966.4)	2,497.7

Total Liabilities & Equity	$6,021.1	$2,908.5	$417.0	$(2,567.1)	$6,779.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2009
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Balance Sheet
September 30, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
ASSETS
Cash and cash equivalents	$1,261.5	$90.1	$35.7	$—	$1,387.3
Investments in subsidiaries	1,073.4	—	—	(1,073.4)	—
Inventories	1,443.8	3,177.8	61.6	—	4,683.2
Income taxes receivable	676.2	—	—	—	676.2
Restricted cash	1.2	0.8	—	—	2.0
Deferred income taxes, net	67.2	146.3	—	—	213.5
Property and equipment, net	16.1	29.1	20.7	—	65.9
Earnest money deposits and other assets	89.9	117.4	109.5	(3.3)	313.5
Mortgage loans held for sale	—	—	352.1	—	352.1
Goodwill	—	15.9	—	—	15.9
Intercompany receivables	2,056.4	—	—	(2,056.4)	—

Total Assets	$6,685.7	$3,577.4	$579.6	$(3,133.1)	$7,709.6

LIABILITIES & EQUITY
Accounts payable and other liabilities	$307.9	$681.7	$110.1	$(3.3)	$1,096.4
Intercompany payables	—	2,008.1	48.3	(2,056.4)	—
Notes payable	3,543.5	1.4	203.5	—	3,748.4

Total Liabilities	3,851.4	2,691.2	361.9	(2,059.7)	4,844.8

Minority interests	—	—	30.5	—	30.5

Total Equity	2,834.3	886.2	187.2	(1,073.4)	2,834.3

Total Liabilities & Equity	$6,685.7	$3,577.4	$579.6	$(3,133.1)	$7,709.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2009
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Three Months Ended June 30, 2009

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
Homebuilding:
Revenues	$222.3	$686.0	$5.8	$—	$914.1
Cost of sales	241.7	669.5	11.3	—	922.5

Gross profit (loss)	(19.4)	16.5	(5.5)	—	(8.4)
Selling, general and administrative expense	56.4	76.1	1.8	—	134.3
Equity in loss of subsidiaries	63.0	—	—	(63.0)	—
Interest expense	20.3	—	—	—	20.3
Loss on early retirement of debt	3.9	—	—	—	3.9
Other (income) expense	(1.1)	(0.2)	(0.9)	—	(2.2)

	(161.9)	(59.4)	(6.4)	63.0	(164.7)

Financial Services:
Revenues	—	—	18.8	—	18.8
General and administrative expense	—	—	18.1	—	18.1
Interest expense	—	—	0.2	—	0.2
Interest and other (income)	—	—	(2.3)	—	(2.3)

	—	—	2.8	—	2.8

Loss before income taxes	(161.9)	(59.4)	(3.6)	63.0	(161.9)
Benefit from income taxes	(19.6)	(14.8)	(0.4)	15.2	(19.6)

Net loss	$(142.3)	$(44.6)	$(3.2)	$47.8	$(142.3)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2009
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Nine Months Ended June 30, 2009

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
Homebuilding:
Revenues	$592.5	$1,982.1	$15.1	$—	$2,589.7
Cost of sales	594.7	1,844.7	19.9	—	2,459.3

Gross profit (loss)	(2.2)	137.4	(4.8)	—	130.4
Selling, general and administrative expense	158.5	225.1	4.6	—	388.2
Equity in loss of subsidiaries	106.4	—	—	(106.4)	—
Interest expense	68.9	—	—	—	68.9
(Gain) on early retirement of debt	(4.4)	—	—	—	(4.4)
Other (income) expense	(5.4)	—	(3.3)	—	(8.7)

	(326.2)	(87.7)	(6.1)	106.4	(313.6)

Financial Services:
Revenues	—	—	39.1	—	39.1
General and administrative expense	—	—	58.5	—	58.5
Interest expense	—	—	1.2	—	1.2
Interest and other (income)	—	—	(8.0)	—	(8.0)

	—	—	(12.6)	—	(12.6)

Loss before income taxes	(326.2)	(87.7)	(18.7)	106.4	(326.2)
Benefit from income taxes	(12.8)	(9.6)	(0.3)	9.9	(12.8)

Net loss	$(313.4)	$(78.1)	$(18.4)	$96.5	$(313.4)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2009
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Three Months Ended June 30, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
Homebuilding:
Revenues	$272.6	$1,154.3	$6.4	$—	$1,433.3
Cost of sales	336.2	1,274.4	5.7	—	1,616.3

Gross profit (loss)	(63.6)	(120.1)	0.7	—	(183.0)
Selling, general and administrative expense	78.1	113.9	2.7	—	194.7
Equity in loss of subsidiaries	226.8	—	—	(226.8)	—
Interest expense	11.7	—	—	—	11.7
Loss on early retirement of debt	2.6	—	—	—	2.6
Other (income) expense	(3.7)	0.8	(0.6)	—	(3.5)

	(379.1)	(234.8)	(1.4)	226.8	(388.5)

Financial Services:
Revenues	—	—	30.9	—	30.9
General and administrative expense	—	—	23.1	—	23.1
Interest expense	—	—	0.6	—	0.6
Interest and other (income)	—	—	(2.2)	—	(2.2)

	—	—	9.4	—	9.4

Income (loss) before income taxes	(379.1)	(234.8)	8.0	226.8	(379.1)
Provision for income taxes	20.2	12.8	3.1	(15.9)	20.2

Net income (loss)	$(399.3)	$(247.6)	$4.9	$242.7	$(399.3)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2009
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Nine Months Ended June 30, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
Homebuilding:
Revenues	$885.8	$3,849.0	$30.1	$—	$4,764.9
Cost of sales	1,198.1	4,402.7	24.3	—	5,625.1

Gross profit (loss)	(312.3)	(553.7)	5.8	—	(860.2)
Selling, general and administrative expense	240.9	368.5	6.7	—	616.1
Equity in loss of subsidiaries	891.8	—	—	(891.8)	—
Interest expense	22.9	—	—	—	22.9
Loss on early retirement of debt	2.6	—	—	—	2.6
Other (income)	(3.9)	(1.1)	(2.0)	—	(7.0)

	(1,466.6)	(921.1)	1.1	891.8	(1,494.8)

Financial Services:
Revenues	—	—	98.8	—	98.8
General and administrative expense	—	—	76.4	—	76.4
Interest expense	—	—	2.7	—	2.7
Interest and other (income)	—	—	(8.5)	—	(8.5)

	—	—	28.2	—	28.2

Income (loss) before income taxes	(1,466.6)	(921.1)	29.3	891.8	(1,466.6)
Provision for income taxes	367.2	252.2	11.1	(263.3)	367.2

Net income (loss)	$(1,833.8)	$(1,173.3)	$18.2	$1,155.1	$(1,833.8)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2009
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2009

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
OPERATING ACTIVITIES
Net cash provided by operating activities	$552.6	$398.1	$151.3	$—	$1,102.0

INVESTING ACTIVITIES
Purchases of property and equipment	(3.3)	(2.8)	(0.1)	—	(6.2)
(Increase) decrease in restricted cash	(60.4)	0.4	—	—	(60.0)

Net cash used in investing activities	(63.7)	(2.4)	(0.1)	—	(66.2)

FINANCING ACTIVITIES
Net change in notes payable	(261.4)	—	(126.1)	—	(387.5)
Net change in intercompany receivables/payables	465.7	(445.0)	(20.7)	—	—
Proceeds from stock associated with certain employee benefit plans	2.0	—	—	—	2.0
Income tax benefit from stock option exercises	0.3	—	—	—	0.3
Cash dividends paid	(35.6)	—	—	—	(35.6)

Net cash provided by (used in) financing activities	171.0	(445.0)	(146.8)	—	(420.8)

Increase (decrease) in cash and cash equivalents	659.9	(49.3)	4.4	—	615.0
Cash and cash equivalents at beginning of period	1,261.5	90.1	35.7	—	1,387.3

Cash and cash equivalents at end of period	$1,921.4	$40.8	$40.1	$—	$2,002.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
June 30, 2009
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
OPERATING ACTIVITIES
Net cash provided by operating activities	$111.0	$971.5	$313.4	$1.6	$1,397.5

INVESTING ACTIVITIES
Purchases of property and equipment	(3.2)	(5.6)	(0.3)	—	(9.1)
Decrease in restricted cash	1.1	1.8	—	—	2.9

Net cash provided by (used in) investing activities	(2.1)	(3.8)	(0.3)	—	(6.2)

FINANCING ACTIVITIES
Net change in notes payable	(402.1)	—	(301.3)	—	(703.4)
Net change in intercompany receivables/payables	1,151.1	(1,129.7)	(21.4)	—	—
Proceeds from stock associated with certain employee benefit plans	9.2	—	—	—	9.2
Income tax benefit from stock option exercises	2.7	—	—	—	2.7
Cash dividends paid	(118.2)	—	—	—	(118.2)

Net cash provided by (used in) financing activities	642.7	(1,129.7)	(322.7)	—	(809.7)

Increase (decrease) in cash and cash equivalents	751.6	(162.0)	(9.6)	1.6	581.6
Cash and cash equivalents at beginning of period	—	225.3	45.9	(1.6)	269.6

Cash and cash equivalents at end of period	$751.6	$63.3	$36.3	$—	$851.2

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
BUSINESS
     We are one of the largest homebuilding companies in the United States, constructing and selling single-family housing through our operating divisions in 27 states and 76 markets as of June 30, 2009, primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $90,000 to $900,000, with an average closing price of $214,700 during the nine months ended June 30, 2009. Approximately 81% and 77% of home sales revenues were generated from the sale of single-family detached homes in the nine months ended June 30, 2009 and 2008, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs.
     Through our financial services operations, we provide mortgage financing and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our wholly-owned subsidiary, provides mortgage financing services principally to purchasers of homes we build. We generally do not seek to retain or service the mortgages we originate but, rather, seek to sell the mortgages and related servicing rights to purchasers. DHI Mortgage originates loans in accordance with purchaser guidelines and historically has sold substantially all of its mortgage production within 30 days of origination. Our subsidiary title companies serve as title insurance agents by providing title insurance policies, examination and closing services, primarily to the purchasers of our homes.

     We conduct our homebuilding operations in all of the geographic regions, states and markets listed below, and we conduct our mortgage and title operations in many of these markets. Our homebuilding operating divisions are aggregated into six reporting segments, which are comprised of the markets below. Our financial statements contain additional information regarding segment performance.

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		South Central Region
Delaware	Central Delaware	Louisiana	Baton Rouge
	Delaware Shore	Mississippi	Mississippi Gulf Coast
Georgia	Savannah	Oklahoma	Oklahoma City
Maryland	Baltimore	Texas	Austin
	Suburban Washington, D. C.		Dallas
New Jersey	North New Jersey		Fort Worth
	South New Jersey		Houston
North Carolina	Brunswick County		Killeen/Temple
	Charlotte		Laredo
	Greensboro/Winston-Salem		Rio Grande Valley
	Raleigh/Durham		San Antonio
Pennsylvania	Lancaster		Waco
Philadelphia
South Carolina	Charleston		Southwest Region
	Columbia	Arizona	Phoenix
	Hilton Head		Tucson
	Myrtle Beach	New Mexico	Albuquerque
Virginia	Northern Virginia		Las Cruces

	Midwest Region		West Region
Colorado	Colorado Springs	California	Bay Area
	Denver		Central Valley
	Fort Collins		Imperial Valley
Illinois	Chicago		Los Angeles County
Minnesota	Minneapolis/St. Paul		Riverside/San Bernardino
Wisconsin	Kenosha		Sacramento
San Diego County
	Southeast Region		Ventura County
Alabama	Birmingham	Hawaii	Hawaii
	Mobile		Kauai
Florida	Daytona Beach		Maui
	Fort Myers/Naples		Oahu
	Jacksonville	Idaho	Boise
	Melbourne	Nevada	Las Vegas
	Miami/West Palm Beach		Laughlin
	Ocala		Reno
	Orlando	Oregon	Albany
	Pensacola		Central Oregon
	Tampa		Portland
Georgia	Atlanta	Utah	Salt Lake City
	Macon	Washington	Eastern Washington
Seattle/Tacoma
Vancouver

OVERVIEW
     During the third quarter of fiscal 2009, conditions within the homebuilding industry remained challenging. The decline in demand for new homes continues to be reflected in the low volume of our net sales orders this quarter. Although our net sales orders were only 7% lower than in the third quarter of fiscal 2008, they were 41% and 64% lower than in the third quarter of fiscal 2007 and 2006, respectively. These results suggest the severe declines in our net sales orders experienced in recent years may be moderating. However, we expect overall demand for new homes to remain at these very low levels for some time, which will continue to challenge our efforts to improve our net sales order volume. The value of our sales order backlog at June 30, 2009 was 41% lower than a year ago.
     During the slowdown in the homebuilding industry, the factors hurting demand for new homes have been pervasive across the United States. High inventory levels of available homes, elevated cancellation rates, low sales absorption rates and overall weak consumer confidence have persisted. The effects of these factors have been magnified by reduced availability of credit in the mortgage markets, severe shortages of liquidity in the financial markets and high levels of home foreclosures. High levels of foreclosures not only contribute to additional available for sale inventory, but also reduce appraisal valuations for new homes, potentially resulting in lower sales prices. The overall economy has weakened significantly and is now in a recession marked by high and rising unemployment levels and substantially reduced consumer spending. The turmoil in the housing market during the last three years and the recent weakness in the economy have resulted in drastic price reductions in our homes and continued compression in our gross margins. However, these price reductions have caused housing to become more affordable, which may lead to increased demand in the future when other market conditions improve.
     We continue to remain cautious regarding our outlook for the homebuilding industry. We believe that challenging housing market conditions will persist for some time and that the timing of a recovery in the housing market remains unclear. Our outlook incorporates several factors, including continued margin pressure from sales price reductions and incentives; continued high levels of homes available for sale; weak demand from new home consumers; the scheduled expiration of the first-time homebuyer federal tax credit in November 2009; continued high sales cancellations; significant restrictions on the availability of certain mortgage products and an overall increase in the underwriting requirements for home financing as a result of the credit tightening in the mortgage markets. Partially mitigating these negative industry factors are some favorable aspects of our performance in the quarter ended June 30, 2009, in which our year over year net sales decline has moderated, our sales order cancellation rate has declined and we were successful in reducing our inventory of completed homes.
     Due to the challenging market conditions discussed above, we have continued to evaluate our homebuilding and financial services assets for recoverability. Our significant assets, excluding cash, and those whose recoverability are most impacted by market conditions include inventory, earnest money deposits and pre-acquisition costs related to land and lot option contracts, tax assets, both on amounts reflected as deferred and as a receivable, and owned mortgage loans, which collectively comprise 95% of our total non-cash assets. Our evaluations reflected our expectation of continued challenges in the homebuilding industry, and our belief that these challenging conditions will persist for some time. Based on our evaluations, we recorded inventory impairment charges of $102.9 million, wrote-off earnest money deposits and pre-acquisition costs related to land and lot option contracts we no longer plan to pursue of $7.9 million and recorded additional reserves for losses of $4.4 million associated with limited recourse provisions on previously sold mortgage loans and $4.8 million related to mortgage reinsurance activities during the three months ended June 30, 2009. While these impairment charges and write-offs are generally less than amounts recognized in the prior year periods, they reflect the continued weakness in market conditions. We will evaluate whether further impairment charges, valuation adjustments or write-offs are necessary on these assets in the coming quarters. Additional discussion of these evaluations and charges is presented below.
STRATEGY
     We believe the long-term fundamentals which support housing demand, namely population growth and household formation, remain solid. In the near term, however, it is not possible to predict how long the negative effects of the current market conditions will persist and if the homebuilding industry will experience further deterioration from these levels or if conditions will begin to improve. During the downturn we have aggressively reduced our inventory levels and increased our cash balances. We have been successful in generating substantial cash flow from operations primarily through inventory reductions and from the receipt of a tax refund from a loss carryback. We have also increased our cash balance by accessing the capital markets. While we will continue to conservatively manage our business, this increase in our liquidity provides us with flexibility in determining the appropriate operating strategy for each of our communities and markets to strike the best balance between cash flow generation and potential profit. With this flexibility, we are committed to the following initiatives related to our operating strategy in the current homebuilding business environment:
•	Maintaining a strong cash balance and overall liquidity position.

•	Managing the sales prices and level of sales incentives on our homes as necessary to optimize the balance of sales volumes, returns and cash flows.

•	Entering into new finished lot option contracts to purchase finished lots in selected communities in an attempt to increase sales volumes and profitability.

•	Renegotiating existing finished lot option contracts to reduce our lot costs and better match the scheduled purchases with new home demand in the community.

•	Limiting our land development spending or suspending development in communities that require substantial investments of time or capital resources.

•	Managing our inventory of homes under construction by starting construction on unsold homes to take advantage of opportunities in certain markets, while closely monitoring the aging of unsold homes and aggressively marketing our unsold, completed homes in inventory.

•	Decreasing our cost of goods purchased from both vendors and subcontractors.

•	Modifying our product offerings to provide more affordable homes.

•	Decreasing our SG&A infrastructure where necessary to match production levels.
KEY RESULTS
     Key financial results as of and for the three months ended June 30, 2009, as compared to the same period of 2008, were as follows:
  Homebuilding Operations:
•	Homebuilding revenues decreased 36% to $914.1 million.

•	Homes closed decreased 31% to 4,240 homes and the average selling price of those homes decreased 8% to $211,500.

•	Net sales orders decreased 7% to 5,089 homes.

•	Sales order backlog decreased 41% to $1,125.5 million.

•	Home sales gross margins increased 120 basis points to 11.3%.

•	Inventory impairments and land option cost write-offs were $110.8 million, compared to $330.4 million.

•	Homebuilding SG&A expenses decreased 31% to $134.3 million, but increased as a percentage of homebuilding revenues by 110 basis points to 14.7%.

•	Homebuilding pre-tax loss was $164.7 million, compared to a pre-tax loss of $388.5 million.

•	Homes in inventory declined by 4,500 to 10,900.

•	Owned lots declined by 43,500 to 90,500.

•	Homebuilding debt decreased by $301.4 million to $3.28 billion.

•	Net homebuilding debt to total capital decreased 850 basis points to 34.5%, and gross homebuilding debt to total capital increased 730 basis points to 56.8%.

•	Homebuilding cash was $1.97 billion, compared to $819.4 million at June 30, 2008.

  Financial Services Operations:
•	Total financial services revenues, net of recourse expense and reinsurance reserves, decreased 39% to $18.8 million.

•	Financial services pre-tax income was $2.8 million, compared to pre-tax income of $9.4 million.

•	Financial services debt decreased by $9.1 million to $77.4 million.
  Consolidated Results:
•	Net loss per share was $0.45, compared to net loss per share of $1.26.

•	Net loss was $142.3 million, compared to net loss of $399.3 million.

•	Stockholders’ equity decreased 32% to $2.5 billion.

•	Net cash provided by operations was $124.1 million, compared to $388.9 million.
     Key financial results for the nine months ended June 30, 2009, as compared to the same period of 2008, were as follows:
  Homebuilding Operations:
•	Homebuilding revenues decreased 46% to $2,589.7 million.

•	Homes closed decreased 39% to 11,893 homes and the average selling price of those homes decreased 10% to $214,700.

•	Net sales orders decreased 30% to 12,026 homes.

•	Home sales gross margins increased 210 basis points to 13.4%.

•	Inventory impairments and land option cost write-offs were $215.2 million, compared to $1,410.0 million.

•	Homebuilding SG&A expenses decreased 37% to $388.2 million, but increased as a percentage of homebuilding revenues by 210 basis points to 15.0%.

•	Homebuilding pre-tax loss was $313.6 million, compared to pre-tax loss of $1,494.8 million.
  Financial Services Operations:
•	Total financial services revenues, net of recourse expense and reinsurance reserves, decreased 60% to $39.1 million.

•	Financial services pre-tax loss was $12.6 million, compared to pre-tax income of $28.2 million.
  Consolidated Results:
•	Net loss per share was $0.99, compared to net loss per share of $5.81.

•	Net loss was $313.4 million, compared to net loss of $1,833.8 million.

•	Net cash provided by operations was $1.1 billion, compared to $1.4 billion.

RESULTS OF OPERATIONS — HOMEBUILDING
     The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and nine months ended June 30, 2009 and 2008. We have restated the 2008 amounts between reporting segments to conform to the 2009 presentation.

	Net Sales Orders (1)
	Three Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
East	482	372	30%	$115.8	$95.4	21%	$240,200	$256,500	(6)%
Midwest	377	406	(7)%	102.5	121.1	(15)%	271,900	298,300	(9)%
Southeast	786	841	(7)%	145.4	172.3	(16)%	185,000	204,900	(10)%
South Central	1,845	1,904	(3)%	317.6	344.5	(8)%	172,100	180,900	(5)%
Southwest	583	836	(30)%	102.6	155.5	(34)%	176,000	186,000	(5)%
West	1,016	1,142	(11)%	275.2	348.0	(21)%	270,900	304,700	(11)%

	5,089	5,501	(7)%	$1,059.1	$1,236.8	(14)%	$208,100	$224,800	(7)%

	Nine Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
East	1,024	1,225	(16)%	$239.4	$315.8	(24)%	$233,800	$257,800	(9)%
Midwest	842	1,145	(26)%	227.0	331.5	(32)%	269,600	289,500	(7)%
Southeast	2,087	2,586	(19)%	379.0	508.4	(25)%	181,600	196,600	(8)%
South Central	4,319	5,896	(27)%	747.6	1,048.2	(29)%	173,100	177,800	(3)%
Southwest	1,455	2,853	(49)%	249.0	525.7	(53)%	171,100	184,300	(7)%
West	2,299	3,569	(36)%	629.1	1,095.4	(43)%	273,600	306,900	(11)%

	12,026	17,274	(30)%	$2,471.1	$3,825.0	(35)%	$205,500	$221,400	(7)%

	Sales Order Cancellations
	Three Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2009	2008	2009	2008	2009	2008
East	103	222	$23.5	$52.3	18%	37%
Midwest	50	118	13.4	33.9	12%	23%
Southeast	347	518	61.4	108.1	31%	39%
South Central	731	1,141	123.0	193.5	28%	37%
Southwest	236	878	40.4	172.7	29%	51%
West	343	596	99.2	208.3	25%	34%

	1,810	3,473	$360.9	$768.8	26%	39%

	Nine Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2009	2008	2009	2008	2009	2008
East	350	866	$84.6	$204.9	25%	41%
Midwest	186	348	50.9	107.2	18%	23%
Southeast	953	1,569	180.3	363.3	31%	38%
South Central	2,215	3,184	372.1	546.0	34%	35%
Southwest	675	2,822	125.5	590.3	32%	50%
West	915	1,803	275.9	661.7	28%	34%

	5,294	10,592	$1,089.3	$2,473.4	31%	38%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

  Net Sales Orders
     Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations. The value of net sales orders decreased 14%, to $1,059.1 million (5,089 homes) for the three months ended June 30, 2009, from $1,236.8 million (5,501 homes) for the same period of 2008. The value of net sales orders decreased 35%, to $2,471.1 million (12,026 homes) for the nine months ended June 30, 2009, from $3,825.0 million (17,274 homes) for the same period of 2008. The number of net sales orders decreased 7% and 30% for the three and nine-month periods ended June 30, 2009, respectively. We believe the most significant factors contributing to the slowing of demand for new homes in most of our markets include a continued high level of homes for sale, which includes foreclosed homes for sale; a decrease in the availability of mortgage financing for many potential homebuyers; the continued uncertainty in the financial markets and a decline in homebuyer consumer confidence. Many prospective homebuyers continue to approach the purchase decision tentatively due to concern over their ability to sell an existing home or obtain mortgage financing, the general uncertainty surrounding the housing market, increasing unemployment and weakness in the overall economy. However, these factors have led to lower home prices and improved affordability, which combined with various homebuyer tax incentives, has served to partially offset some of the market softness. We continue to manage our sales incentives and pricing on a community by community basis in an attempt to optimize the balance of sales volumes, profits, returns and cash flows. However, the factors above, combined with the continued pricing responses of our competitors, have limited the impact of our pricing efforts on sales. Further contributing to the decline in sales has been the elimination of seller funded down payment assistance programs for FHA insured loans, as discussed below.
     In comparing the three and nine-month periods ended June 30, 2009 to the same periods of 2008, the value of net sales orders decreased in all of our market regions, with the exception of the East region where the value of net sales orders increased 21% during the three-month period. These decreases were primarily due to similar decreases in the number of homes sold in the respective regions, as well as a decline in average selling price of those homes. The increase in the value of net sales orders in the East region was primarily attributable to increased sales in our Maryland and Virginia markets where improved affordability from reduced sales prices and relatively stronger employment in these markets have increased demand for our homes.
     The average price of our net sales orders in the three months ended June 30, 2009 was $208,100, a decrease of 7% from the $224,800 average in the comparable period of 2008. The average price of our net sales orders in the nine months ended June 30, 2009 was $205,500, a decrease of 7% from the $221,400 average in the comparable period of 2008. The average price of our net sales orders decreased in all of our market regions, due primarily to price reductions and increased incentives implemented to attempt to achieve an appropriate sales absorption pace. As the inventory of existing homes for sale, which includes a substantial number of foreclosed homes, has continued to be high, we have adjusted our pricing to remain competitive with comparable existing home sales prices. We monitor and may adjust our product mix, geographic mix and pricing within our homebuilding markets in an effort to keep our core product offerings affordable for our target customer base, typically first-time and move-up homebuyers, which has also contributed to the decrease in average selling price.
     Our sales order cancellation rates (cancelled sales orders divided by gross sales orders for the period) during the three and nine months ended June 30, 2009 were 26% and 31%, respectively, compared to 39% and 38% during the same periods of fiscal 2008. While an improvement from prior year periods, these elevated cancellation rates reflect the ongoing challenges in most of our homebuilding markets, including the inability of many prospective homebuyers to sell their existing homes, the erosion of buyer confidence and the tight credit conditions in the mortgage markets. We anticipate that cancellation rates will remain elevated and may continue to fluctuate substantially until market conditions improve.
     In July 2008, Congress passed and the President signed into law H.R. 3221, which includes the “American Housing Rescue and Foreclosure Prevention Act of 2008.” Among other provisions, this law eliminated seller-funded down payment assistance on FHA insured loans approved on or after October 1, 2008. Of our total home closings in fiscal 2008, approximately 25% were funded with mortgage loans whereby the homebuyer used a seller-financed down payment assistance program. While we seek other down payment assistance and mortgage financing alternatives for our buyers, the elimination of the seller-financed down payment assistance programs has had a negative impact on our sales and revenues in fiscal 2009 relative to fiscal 2008.

	Sales Order Backlog
	at June 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
East	499	682	(27)%	$117.6	$176.6	(33)%	$235,700	$258,900	(9)%
Midwest	427	443	(4)%	112.0	131.8	(15)%	262,300	297,500	(12)%
Southeast	811	1,009	(20)%	151.1	217.5	(31)%	186,300	215,600	(14)%
South Central	2,087	2,732	(24)%	362.1	492.5	(26)%	173,500	180,300	(4)%
Southwest	643	1,943	(67)%	115.2	380.0	(70)%	179,200	195,600	(8)%
West	963	1,472	(35)%	267.5	501.2	(47)%	277,800	340,500	(18)%

	5,430	8,281	(34)%	$1,125.5	$1,899.6	(41)%	$207,300	$229,400	(10)%

  Sales Order Backlog
     Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings principally due to cancellations, which in the current market conditions have been substantial. At June 30, 2009, the value of our backlog of sales orders was $1,125.5 million (5,430 homes), a decrease of 41% from $1,899.6 million (8,281 homes) at June 30, 2008. The average sales price of homes in backlog was $207,300 at June 30, 2009, down 10% from the $229,400 average at June 30, 2008. The value of our sales order backlog decreased significantly across all of our market regions, particularly in our Phoenix market in our Southwest region and in our Northern California market in our West region, reflecting the severity and pervasiveness of the national housing downturn.

	Homes Closed and Home Sales Revenue
	Three Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
East	351	540	(35)%	$83.1	$134.7	(38)%	$236,800	$249,400	(5)%
Midwest	274	357	(23)%	76.8	107.8	(29)%	280,300	302,000	(7)%
Southeast	718	890	(19)%	136.6	186.2	(27)%	190,300	209,200	(9)%
South Central	1,529	1,894	(19)%	269.3	344.5	(22)%	176,100	181,900	(3)%
Southwest	510	1,294	(61)%	86.8	251.2	(65)%	170,200	194,100	(12)%
West	858	1,192	(28)%	244.0	390.6	(38)%	284,400	327,700	(13)%

	4,240	6,167	(31)%	$896.6	$1,415.0	(37)%	$211,500	$229,400	(8)%

	Nine Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
East	1,012	1,737	(42)%	$240.0	$445.8	(46)%	$237,200	$256,600	(8)%
Midwest	743	1,302	(43)%	206.5	391.8	(47)%	277,900	300,900	(8)%
Southeast	2,059	2,775	(26)%	393.6	600.5	(34)%	191,200	216,400	(12)%
South Central	4,231	5,857	(28)%	745.0	1,051.9	(29)%	176,100	179,600	(2)%
Southwest	1,624	4,049	(60)%	304.4	831.2	(63)%	187,400	205,300	(9)%
West	2,224	3,715	(40)%	663.6	1,298.6	(49)%	298,400	349,600	(15)%

	11,893	19,435	(39)%	$2,553.1	$4,619.8	(45)%	$214,700	$237,700	(10)%

  Home Sales Revenue
     Revenues from home sales decreased 37%, to $896.6 million (4,240 homes closed) for the three months ended June 30, 2009, from $1,415.0 million (6,167 homes closed) for the comparable period of 2008. Revenues from home sales decreased 45%, to $2,553.1 million (11,893 homes closed) for the nine months ended June 30, 2009, from $4,619.8 million (19,435 homes closed) for the comparable period of 2008. The average selling price of homes closed during the three months ended June 30, 2009 was $211,500, down 8% from the $229,400 average for the same period of 2008. The average selling price of homes closed during the nine months ended June 30, 2009 was $214,700, down 10% from the $237,700 average for the same period of 2008. During the three and nine months ended June 30, 2009, home sales revenues decreased significantly in all of our market regions, reflecting continued weak demand and the resulting decline in net sales order volume and pricing.
     The number of homes closed in the three and nine months ended June 30, 2009 decreased 31% and 39%, respectively, due to decreases in all of our market regions. As a result of the decline in net sales orders during recent quarters and the decline in our sales order backlog, we will close fewer homes in fiscal 2009 than we closed in fiscal 2008. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and amount of revenue we will generate.
     Revenues from home sales in the three and nine-month periods ended June 30, 2009 were increased by $0.8 million and $3.1 million, respectively, from changes in profit deferred pursuant to Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate.” In the same periods of fiscal 2008, revenues from home sales were not affected by changes in deferred profit in the three-month period, and were increased by $26.8 million in the nine-month period. The home sales profit related to our mortgage loans held for sale is deferred in instances where a buyer finances a home through our wholly-owned mortgage company and has not made an adequate initial or continuing investment as prescribed by SFAS No. 66. The decline in the change in revenues from the year ago nine-month period is due to the reduced availability of the mortgage types whose use generally resulted in the profit deferral. As of June 30, 2009, the balance of deferred profit related to such mortgage loans held for sale was $2.7 million, compared to $5.8 million at September 30, 2008.

	Total Homebuilding Revenues
	Three Months Ended June 30,			Nine Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
			(In millions)
East	$84.8	$135.1	(37)%	$241.7	$447.1	(46)%
Midwest	76.9	117.2	(34)%	210.3	403.6	(48)%
Southeast	146.5	189.0	(22)%	414.2	625.8	(34)%
South Central	270.6	345.0	(22)%	747.5	1,058.0	(29)%
Southwest	86.8	251.2	(65)%	307.0	904.4	(66)%
West	248.5	395.8	(37)%	669.0	1,326.0	(50)%

	$914.1	$1,433.3	(36)%	$2,589.7	$4,764.9	(46)%

Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Gross profit — Home sales	11.3%	10.1%	13.4%	11.3%
Gross profit — Land/lot sales	4.6%	22.4%	10.9%	18.7%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(12.1)%	(23.1)%	(8.3)%	(29.6)%
Gross profit (loss) — Total homebuilding	(0.9)%	(12.8)%	5.0%	(18.1)%
Selling, general and administrative expense	14.7%	13.6%	15.0%	12.9%
Interest expense	2.2%	0.8%	2.7%	0.5%
(Gain) loss on early retirement of debt	0.4%	0.2%	(0.2)%	0.1%
Other (income)	(0.2)%	(0.2)%	(0.3)%	(0.1)%
Loss before income taxes	(18.0)%	(27.1)%	(12.1)%	(31.4)%

	Inventory Impairments and Land Option Cost Write-offs
	Three Months Ended June 30,
	2009			2008
		Land Option			Land Option
	Inventory	Cost Write-offs		Inventory	Cost Write-offs
	Impairments	(Recoveries)	Total	Impairments	(Recoveries)	Total
	(In millions)
East	$9.5	$0.5	$10.0	$19.3	$5.9	$25.2
Midwest	18.2	7.6	25.8	67.5	—	67.5
Southeast	19.7	0.1	19.8	45.5	2.3	47.8
South Central	11.3	—	11.3	1.0	0.5	1.5
Southwest	11.9	(0.3)	11.6	29.6	3.8	33.4
West	32.3	—	32.3	160.3	(5.3)	155.0

	$102.9	$7.9	$110.8	$323.2	$7.2	$330.4

	Nine Months Ended June 30,
	2009			2008
		Land Option			Land Option
	Inventory	Cost Write-offs		Inventory	Cost Write-offs
	Impairments	(Recoveries)	Total	Impairments	(Recoveries)	Total
	(In millions)
East	$15.1	$0.4	$15.5	$128.6	$17.6	$146.2
Midwest	31.3	7.6	38.9	93.0	—	93.0
Southeast	25.7	0.1	25.8	243.8	5.0	248.8
South Central	13.6	1.7	15.3	30.5	3.1	33.6
Southwest	19.6	2.9	22.5	56.6	3.7	60.3
West	97.7	(0.5)	97.2	831.2	(3.1)	828.1

	$203.0	$12.2	$215.2	$1,383.7	$26.3	$1,410.0

	Carrying Values of Potentially Impaired and Impaired Communities
	at June 30, 2009
		Inventory with		Analysis of Communities with Impairment
		Impairment Indicators		Charges Recorded at June 30, 2009
					Inventory
	Total				Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
	(Values in millions)
East	104	26	$298.2	1	$31.9	$22.4
Midwest	54	24	196.8	6	42.3	24.1
Southeast	178	41	203.6	9	52.4	32.7
South Central	235	42	174.2	3	19.8	8.5
Southwest	72	25	103.8	6	33.1	21.2
West	151	62	454.6	7	78.3	46.0

	794	220	$1,431.2	32	$257.8	$154.9

	at September 30, 2008
		Inventory with		Analysis of Communities with Impairment
		Impairment Indicators		Charges Recorded at September 30, 2008
					Inventory
	Total				Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
	(Values in millions)
East	105	46	$436.9	19	$163.8	$79.0
Midwest	62	20	204.8	9	93.6	58.4
Southeast	176	78	485.5	37	241.7	153.7
South Central	241	57	207.1	15	38.1	30.5
Southwest	79	25	237.1	15	158.7	105.7
West	178	80	614.8	32	271.9	175.8

	841	306	$2,186.2	127	$967.8	$603.1

(1)	A community may consist of land held for development, residential land and lots developed and under development, and construction in progress and finished homes. A particular community often includes inventory in more than one category. Further, a community may contain multiple parcels with varying product types (e.g. entry level and move-up single family detached, as well as attached product types). Some communities have no homes under construction or finished homes, and no current home sales efforts or activity.
  Home Sales Gross Profit
     Gross profit from home sales decreased by 29%, to $101.6 million for the three months ended June 30, 2009, from $143.3 million for the comparable period of 2008. As a percentage of home sales revenues, gross profit from home sales increased 120 basis points, to 11.3%. Approximately 130 basis points of the increase in the home sales gross profit percentage was a result of the average cost of our homes declining by more than our average selling prices, caused by a greater portion of our closings occurring in our South Central region, which has experienced more stable housing conditions than our other regions, and the effects of prior inventory impairments on homes closed during the current quarter. Approximately 80 basis points of the increase was due to a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues resulting from reductions in our interest and property taxes incurred and capitalized over the past year. These increases were offset by a 90 basis point decrease due to an increase in actual and estimated warranty costs incurred. The increase in estimated warranty costs was due in large part to an adjustment to our estimated warranty liability in the current quarter related to estimated costs to remedy homes which we have found to or suspect may contain allegedly defective drywall manufactured in China (Chinese Drywall).

     Gross profit from home sales decreased by 35%, to $341.6 million for the nine months ended June 30, 2009, from $522.7 million for the comparable period of 2008. As a percentage of home sales revenues, gross profit from home sales increased 210 basis points, to 13.4%. Generally, the factors impacting gross margin for the nine-month period ended June 30, 2009 were similar to those discussed for the three-month period. Specifically, the improvement in our cost of homes as compared to average selling price contributed 210 basis points to the increase and the decrease in the amortization of capitalized interest and property taxes contributed 70 basis points. These increases were partially offset by a decrease of 40 basis points due to the recognition of a lesser amount of previously deferred gross profit during the current year period compared to the year ago period and by 30 basis points due to the increase in warranty costs.
     Future changes in gross profit percentages are substantially dependent on our future need for the use of sales incentives and price adjustments to generate an adequate volume of home closings and cannot be predicted in the current housing market.
  Land Sales Revenue and Gross Profit
     Land sales revenues decreased 4% to $17.5 million for the three months ended June 30, 2009, and 75% to $36.6 million for the nine months ended June 30, 2009, from $18.3 million and $145.1 million, respectively, in the comparable periods of 2008. Of the $36.6 million of revenues in the first nine months of fiscal 2009, $24.1 million related to land sale transactions in the fourth quarter of fiscal 2008 for which recognition of the revenue had been deferred due to the terms of the sale. The gross profit percentage from land sales decreased to 4.6% for the three months ended June 30, 2009, from 22.4% in the comparable period of the prior year, and to 10.9% for the nine months ended June 30, 2009 from 18.7% in the prior year. The fluctuations in revenues and gross profit percentages from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we also sell residential lots or land parcels to manage our land and lot supply. In markets where we own more land and lots than our expected needs in the next few years, we plan to attempt to sell excess lots and land parcels. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. The challenging market conditions for home sales also exist for the sale of land and lots; therefore, the revenues and gross profit from land sales can fluctuate significantly from period to period. As of June 30, 2009, we had $26.1 million of land held for sale which we expect to sell in the next twelve months.
  Inventory Impairments and Land Option Cost Write-offs
     At June 30, 2009, when we performed our quarterly inventory impairment analysis, the assumptions utilized continued to reflect our outlook for the homebuilding industry and its impact on our business. This outlook incorporates our belief that housing market conditions may continue to deteriorate, and that these challenging conditions will persist for some time. Accordingly, our current quarter impairment evaluation again indicated a significant number of communities with impairment indicators. Communities with a combined carrying value of $1,431.2 million as of June 30, 2009, had indicators of potential impairment and were evaluated for impairment. The analysis of the large majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community or in comparable communities in order to generate an acceptable absorption rate. For a minority of communities that we do not intend to develop or operate in current market conditions, slight increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, we estimated the remaining lives of these communities to range from six months to in excess of ten years. Through this evaluation process, we determined that communities with a carrying value of $257.8 million as of June 30, 2009, the largest portion of which was in the West region, were impaired. As a result, during the three months ended June 30, 2009, we recorded impairment charges of $102.9 million to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $323.2 million in the prior year period. During the nine months ended June 30, 2009 and 2008, impairment charges totaled $203.0 million and $1,383.7 million, respectively. In performing our quarterly inventory impairment analyses during fiscal 2009, we utilized a range of discount rates for communities of 14% to 20% which reflects an increase from the range of 12% to 18% we would have used for these communities in fiscal 2008. The increased discount rates reflect our estimate of the increased level of market risk present in the homebuilding and related mortgage lending industries. The increase in the discount rates reduced the estimated fair value of these communities, increasing the inventory impairment charge by $4.6 million. In the three months ended June 30, 2009, approximately 89% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 11% of the charges were recorded to construction in progress and finished homes inventory, compared to 79% and 21%, respectively, in the same period of 2008. In the nine months ended June 30, 2009 and 2008, approximately 79% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 21% of the charges were recorded to construction in progress and finished homes inventory.
     Of the remaining $1,173.4 million carrying value of communities with impairment indicators which were determined not to be impaired at June 30, 2009, the largest concentrations were in California (15%), Texas (13%), Florida (11%), Illinois (9%) and Hawaii (8%). It is possible that our estimate of undiscounted cash flows from these communities may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to construct the homes. The pricing and incentive levels are often inter-related with sales pace within a community such that a price reduction can be expected to increase the sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new homes and existing homes which may result from foreclosures. Additionally, if conditions in the broader economy, homebuilding industry or specific markets in which we operate worsen beyond current expectations, and as we re-evaluate specific community pricing and incentives, construction and development plans, and our overall land sale strategies, we may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges, which could be significantly higher than the current quarter charges.
     Based on a quarterly review of land and lot option contracts, we have written off earnest money deposits and pre-acquisition costs related to land and lot option contracts which we no longer plan to pursue. During the three-month periods ended June 30, 2009 and 2008, we wrote off $7.9 million and $7.2 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts. During the nine-month periods ended June 30, 2009 and 2008, we wrote off $12.2 million and $26.3 million, respectively, of such deposits and costs. We have reduced our portfolio of land and lot option purchase contracts, as well as the outstanding earnest money deposits and pre-acquisition costs associated with such, which totaled $17.7 million and $14.9 million, respectively, as of June 30, 2009. The largest concentrations of these balances were in the South Central (34%) and East (33%) regions. If the current weak homebuilding market conditions persist and we are unable to successfully renegotiate certain land or lot purchase contracts, we may write off additional earnest money deposits and pre-acquisition costs.
     In the three and nine-month periods ended June 30, 2009, inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 1,210 basis points and 830 basis points, respectively, compared to 2,310 basis points and 2,960 basis points, respectively, in the same periods of 2008.
  Selling, General and Administrative (SG&A) Expense
     SG&A expense from homebuilding activities decreased by 31% to $134.3 million in the three months ended June 30, 2009, and decreased 37% to $388.2 million in the nine months ended June 30, 2009, from the comparable periods of 2008. As homebuilding revenues declined at a faster pace than SG&A expense, when expressed as a percentage of homebuilding revenues, SG&A expense increased 110 basis points, to 14.7% in the three-month period ended June 30, 2009, and increased 210 basis points, to 15.0%, in the nine-month period ended June 30, 2009. The largest component of our homebuilding SG&A expenses is employee compensation and related costs, which represented 45% and 53% of SG&A costs in the three and nine-month periods ended June 30, 2009, respectively, and 52% and 54% of SG&A costs in the comparable periods of fiscal 2008. These costs decreased by 39%, to $60.7 million and $204.0 million in the three and nine months ended June 30, 2009, respectively, from the comparable periods of 2008. These decreases were largely due to our continued efforts to align the number of employees to match our current and anticipated home closing levels, as well as a decrease in incentive compensation. Our homebuilding operations employed approximately 2,280 and 3,500 employees at June 30, 2009 and 2008, respectively. Most other SG&A cost components also decreased in the three and nine months ended June 30, 2009 as compared to the same period of 2008, as a result of our efforts to reduce all costs throughout the company. The most substantial decreases occurred in advertising and depreciation.

     Our homebuilding SG&A expense as a percentage of revenues can vary significantly between quarters, depending largely on the fluctuations in quarterly revenue levels. We continue to adjust our SG&A infrastructure to support our expected closings volume; however, we cannot make assurances that our actions will permit us to maintain or improve upon the current SG&A expense as a percentage of revenues. It becomes more difficult to reduce SG&A expense as the size of our operations decreases. If revenues continue to decrease and we are unable to sufficiently adjust our SG&A, future SG&A expense as a percentage of revenues may increase further.
  Interest Incurred
     We capitalize homebuilding interest costs to inventory during active development and construction. Due to our inventory reduction strategies and slowing or suspending land development in certain communities, our inventory under active development and construction has been lower than our debt level and a portion of our interest incurred must be expensed. Therefore, we expensed $20.3 million and $68.9 million of interest incurred during the three and nine-month periods ended June 30, 2009, respectively, compared to $11.7 million and $22.9 million, respectively, in the same periods of fiscal 2008.
     Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, was 3.7% and 4.0% of total home and land/lot cost of sales in the three and nine-month periods ended June 30, 2009, respectively, compared to 3.5% and 4.2% in the same periods of 2008. Interest incurred is related to the average level of our homebuilding debt outstanding during the period. Comparing the three and nine months ended June 30, 2009 with the same periods of 2008, interest incurred related to homebuilding debt decreased 27% to $42.8 million, and 16% to $149.8 million, primarily due to decreases in our average homebuilding debt.
  Gain/Loss on Early Retirement of Debt
     During the nine months ended June 30, 2009, in addition to repaying maturing senior notes, we repurchased a total of $308.3 million principal amount of various issues of our senior notes prior to their maturity. These notes were repurchased primarily through unsolicited transactions for an aggregate purchase price of $295.6 million, plus accrued interest. We recognized a gain of $12.0 million related to these repurchases, which represents the difference between the principal amount of the notes and the aggregate purchase price, less any unamortized discounts and fees. Partially offsetting this gain was a $7.6 million loss resulting from the write-off of unamortized fees in connection with the early termination of our revolving credit facility in May 2009. These transactions resulted in a net gain of $4.4 million during the nine months ended June 30, 2009. During the three months ended June 30, 2009, we recognized a gain of $3.7 million related to senior note repurchases, which was offset by the $7.6 million loss from the early termination of our revolving credit facility.
     The loss on early retirement of debt of $2.6 million during the three and nine months ended June 30, 2008 was primarily due to the write-off of unamortized fees associated with reducing the size of our revolving credit facility in June 2008.
  Other Income
     Other income, net of other expenses, associated with homebuilding activities was $2.2 million in the three months ended June 30, 2009, compared to $3.5 million in the comparable period of 2008. Other income, net of other expenses, associated with homebuilding activities was $8.7 million in the nine months ended June 30, 2009, compared to $7.0 million in the comparable period of 2008. The largest component of other income in all four periods was interest income.

     Homebuilding Results by Reporting Region

	Homebuilding Income (Loss) Before Income Taxes (1)
	Three Months Ended June 30,				Nine Months Ended June 30,
	2009		2008		2009		2008
		% of Region		% of Region		% of Region		% of Region
	$’s	Revenues	$’s	Revenues	$’s	Revenues	$’s	Revenues
	(In millions)
East	$(22.5)	(26.5)%	$(38.6)	(28.6)%	$(39.2)	(16.2)%	$(180.9)	(40.5)%
Midwest	(41.0)	(53.3)%	(74.7)	(63.7)%	(73.8)	(35.1)%	(107.3)	(26.6)%
Southeast	(30.5)	(20.8)%	(62.9)	(33.3)%	(47.9)	(11.6)%	(286.4)	(45.8)%
South Central	(6.1)	(2.3)%	13.6	3.9%	7.0	0.9%	6.7	0.6%
Southwest	(15.6)	(18.0)%	(34.9)	(13.9)%	(24.8)	(8.1)%	(14.1)	(1.6)%
West	(49.0)	(19.7)%	(191.0)	(48.3)%	(134.9)	(20.2)%	(912.8)	(68.8)%

	$(164.7)	(18.0)%	$(388.5)	(27.1)%	$(313.6)	(12.1)%	$(1,494.8)	(31.4)%

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to operating our corporate office.
     East Region — Homebuilding revenues decreased 37% and 46% in the three and nine months ended June 30, 2009, respectively, from the comparable periods of 2008, primarily due to decreases in the number of homes closed, with the largest decreases in our New Jersey and Carolina markets. The region reported losses before income taxes of $22.5 million and $39.2 million in the three and nine months ended June 30, 2009, respectively, compared to losses of $38.6 million and $180.9 million for the same periods of 2008. The losses were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $10.0 million and $15.5 million in the three and nine months ended June 30, 2009, respectively, compared to $25.2 million and $146.2 million in the same periods of 2008. The region’s gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased 100 basis points and 320 basis points in the three and nine months ended June 30, 2009, respectively, compared to the same periods of 2008. These increases were a result of the average cost of our homes declining by more than the average selling prices due to the effects of prior inventory impairments on homes closed during both periods of 2009.
     Midwest Region — Homebuilding revenues decreased 34% and 48% in the three and nine months ended June 30, 2009, respectively, from the comparable periods of 2008, primarily due to decreases in the number of homes closed in all of our markets. The region reported losses before income taxes of $41.0 million and $73.8 million in the three and nine months ended June 30, 2009, respectively, compared to losses of $74.7 million and $107.3 million for the same periods of 2008. The losses were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $25.8 million and $38.9 million in the three and nine months ended June 30, 2009, respectively, compared to $67.5 million and $93.0 million in the same periods of 2008. The region’s home sales gross profit percentage decreased 580 basis points and 520 basis points in the three and nine months ended June 30, 2009, respectively, compared to the same periods of 2008. The decreases were a result of lower margins in our Chicago and Denver markets, as well as an increase in warranty costs on previously closed homes in our Denver market. Additionally, our revenues declined at a greater rate than our SG&A expense, which also contributed to the losses before income taxes in both periods of 2009.
     Southeast Region — Homebuilding revenues decreased 22% and 34% in the three and nine months ended June 30, 2009, respectively, from the comparable periods of 2008, primarily due to decreases in the number of homes closed in most of our markets, as well as decreases in the average selling price of those homes. The region reported losses before income taxes of $30.5 million and $47.9 million in the three and nine months ended June 30, 2009, respectively, compared to losses of $62.9 million and $286.4 million for the same periods of 2008. The losses were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $19.8 million and $25.8 million in the three and nine months ended June 30, 2009, respectively, compared to $47.8 million and $248.8 million in the same periods of 2008. The region’s home sales gross profit percentage increased 210 basis points and 380 basis points in the three and nine months ended June 30, 2009, respectively, compared to the same periods of 2008. These increases were a result of the average cost of our homes declining by more than the average selling prices due to the effects of prior inventory impairments on homes closed during both periods of 2009, and both periods were offset by an increase in estimated warranty costs related to homes in one market in Florida which we have found to or suspect may contain Chinese Drywall.
     South Central Region — Homebuilding revenues decreased 22% and 29% in the three and nine months ended June 30, 2009, respectively, from the comparable periods of 2008, primarily due to decreases in the number of homes closed in all of our markets. The region reported a loss before income taxes of $6.1 million in the three months ended June 30, 2009, and income before income taxes of $7.0 million in the nine month period, compared to income of $13.6 million and $6.7 million for the same periods of 2008. The changes in income before income taxes were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs, which were $11.3 million and $15.3 million in the three and nine months ended June 30, 2009, respectively, compared to $1.5 million and $33.6 million in the same periods of 2008. In addition, the region’s home sales gross profit percentage decreased 60 basis points in the three months ended June 30, 2009, compared to the same period of the prior year due to an increase in estimated warranty costs related to homes in our Louisiana market which we have found to or suspect may contain Chinese Drywall. The region’s home sales gross profit percentage increased 90 basis points in the nine months ended June 30, 2009, compared to the same period of 2008, due to the effects of prior inventory impairments on homes closed during 2009, which were also present to a lesser degree during the three month period.
     Southwest Region — Homebuilding revenues decreased 65% and 66% in the three and nine months ended June 30, 2009, respectively, from the comparable periods of 2008, primarily due to decreases in the number of homes closed in our Phoenix market, as well as decreases in the average selling price of homes in the region. The region reported losses before income taxes of $15.6 million and $24.8 million in the three and nine months ended June 30, 2009, respectively, compared to losses of $34.9 million and $14.1 million for the same periods of 2008. The losses were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $11.6 million and $22.5 million in the three and nine months ended June 30, 2009, respectively, compared to $33.4 million and $60.3 million in the same periods of 2008. The region’s revenues declined at a greater rate than its SG&A expense, which also contributed to the losses before income taxes in both periods of 2009. The region’s home sales gross profit percentage increased 270 basis points and 70 basis points in the three and nine months ended June 30, 2009, respectively, compared to the same periods of 2008 due to the effects of prior inventory impairments on homes closed during both periods of 2009.
     West Region — Homebuilding revenues decreased 37% and 50% in the three and nine months ended June 30, 2009, respectively, from the comparable periods of 2008, primarily due to decreases in the number of homes closed, as well as decreases in the average selling price of those homes. The largest decreases in homes closed occurred in our Northern California markets. The region reported losses before income taxes of $49.0 million and $134.9 million in the three and nine months ended June 30, 2009, respectively, compared to losses of $191.0 million and $912.8 million for the same periods of 2008. The losses were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $32.3 million and $97.2 million in the three and nine months ended June 30, 2009, respectively, compared to $155.0 million and $828.1 million in the same periods of 2008. The region’s home sales gross profit percentage increased 350 basis points and 480 basis points in the three and nine months ended June 30, 2009, respectively, compared to the same periods of 2008. These increases were a result of the average cost of our homes declining by more than the average selling prices due to the effects of prior inventory impairments on homes closed during both periods of 2009.

RESULTS OF OPERATIONS — FINANCIAL SERVICES
     The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and nine-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	2,925	3,640	(20)%	8,020	11,752	(32)%
Number of homes closed by D.R. Horton	4,240	6,167	(31)%	11,893	19,435	(39)%
DHI Mortgage capture rate	69%	59%		67%	60%

Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	2,950	3,685	(20)%	8,093	12,048	(33)%
Total number of loans originated or brokered by DHI Mortgage	3,704	4,089	(9)%	9,948	13,068	(24)%
Captive business percentage	80%	90%		81%	92%

Loans sold by DHI Mortgage to third parties	3,469	4,211	(18)%	10,475	13,874	(24)%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(In millions)
Loan origination fees	$4.5	$6.0	(25)%	$14.3	$19.3	(26)%
Sale of servicing rights and gains from sale of mortgages	16.6	19.1	(13)%	39.7	68.8	(42)%
Recourse expense	(4.4)	(2.2)	100%	(24.2)	(16.0)	51%

Sale of servicing rights and gains from sale of mortgages, net	12.2	16.9	(28)%	15.5	52.8	(71)%
Other revenues	2.0	2.6	(23)%	6.4	9.3	(31)%
Reinsurance reserves	(4.8)	(1.0)	380%	(10.5)	(2.4)	338%

Other revenues, net	(2.8)	1.6	(275)%	(4.1)	6.9	(159)%

Total mortgage operations revenues	13.9	24.5	(43)%	25.7	79.0	(67)%
Title policy premiums, net	4.9	6.4	(23)%	13.4	19.8	(32)%

Total revenues	18.8	30.9	(39)%	39.1	98.8	(60)%
General and administrative expense	18.1	23.1	(22)%	58.5	76.4	(23)%
Interest expense	0.2	0.6	(67)%	1.2	2.7	(56)%
Interest and other (income)	(2.3)	(2.2)	5%	(8.0)	(8.5)	(6)%

Income (loss) before income taxes	$2.8	$9.4	(70)%	$(12.6)	$28.2	(145)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues, excluding
	the effects of Recourse Expense and Reinsurance Reserves
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Recourse expense and reinsurance reserves	32.9%	9.4%	47.0%	15.7%
General and administrative expense	64.6%	67.7%	79.3%	65.2%
Interest expense	0.7%	1.8%	1.6%	2.3%
Interest and other (income)	(8.2)%	(6.5)%	(10.8)%	(7.3)%
Income (loss) before income taxes	10.0%	27.6%	(17.1)%	24.1%

  Mortgage Loan Activity
     In the three and nine-month periods ended June 30, 2009, total first-lien loans originated or brokered by DHI Mortgage for our homebuyers decreased by 20% and 32%, respectively, corresponding to the decreases in the number of homes closed of 31% and 39%, respectively. The percentage decreases in loans originated were less than the percentage decreases in homes closed due to an increase in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing). In the three and nine-month current year periods our mortgage capture rate increased to 69% and 67%, respectively, from 59% and 60% in the comparable prior year periods.
     Home closings from our homebuilding operations constituted 80% and 81% of DHI Mortgage loan originations in the three and nine-month periods ended June 30, 2009, respectively, compared to 90% and 92% in the comparable periods of 2008. These consistently high rates reflect DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations. The relatively lower captive percentages in the current year periods reflect an increase in refinancing activity as existing homeowners have taken advantage of the recent decline in mortgage interest rates.
     The number of loans sold to third-party purchasers decreased by 18% and 24% in the three and nine months ended June 30, 2009, respectively, from the comparable periods of 2008. The decreases were primarily due to decreases in the number of mortgage loans originated as compared to the prior year periods.
     Consistent with fiscal 2008, originations during the first nine months of fiscal 2009 continued to predominantly be eligible for sale to FNMA, FHLMC, or GNMA (“Agency-eligible”). For the nine-month period ended June 30, 2009, approximately 99% of DHI Mortgage production and 97% of mortgage loans held for sale on June 30, 2009 were Agency-eligible. Other mortgage loans consist primarily of repurchased loans originated between fiscal years 2005 through 2007. As of June 30, 2009, 72% of other mortgage loans were Alt-A, subprime or non-prime loans. In June 2007, DHI Mortgage stopped originating these types of Agency-ineligible loans.
     As investor underwriting guidelines could rapidly change, DHI Mortgage’s ability to sell all of its loans could be negatively impacted.
  Financial Services Revenues and Expenses
     Revenues from the financial services segment decreased 39% and 60%, to $18.8 million and $39.1 million in the three and nine months ended June 30, 2009, respectively, from the comparable periods of 2008. These decreases were primarily due to decreases in the number of mortgage loans originated and sold, as well as increases in recourse expense related to future loan repurchase obligations, which is a component of gains from sale of mortgages, and increases in the loss reserves for reinsured loans, which is a component of other revenues. Charges related to recourse obligations were $4.4 million and $24.2 million in the three and nine-month periods ended June 30, 2009, respectively, compared to $2.2 million and $16.0 million in the same periods of fiscal 2008. The increase in recourse expense is due to increasing our loan loss reserves during fiscal 2009 as a result of receiving additional repurchase requests arising under the limited recourse provisions leading to increased expectations for loan repurchases and losses. Also, a subsidiary of ours reinsured a portion of private mortgage insurance written on loans originated by DHI Mortgage in prior years. Charges to increase reserves for expected losses on the reinsured loans were $4.8 million and $10.5 million in the three and nine-month periods ended June 30, 2009, respectively, compared to $1.0 million and $2.4 million in the same periods of fiscal 2008.
     Additionally, revenues during the nine-month period ended June 30, 2008 included the recognition of an additional $6.8 million of revenues related to the adoption of Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109), which was adopted on January 1, 2008. SAB 109 requires that the expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. The effect of SAB 109 in the nine-month period ended June 30, 2009 was a $4.0 million decrease in revenues.
     General and administrative (G&A) expenses associated with financial services decreased 22% and 23%, to $18.1 million and $58.5 million in the three and nine months ended June 30, 2009, respectively, from the comparable periods of 2008. The largest component of our financial services G&A expense is employee compensation and related costs, which represented 75% of G&A costs in both the three and nine-month periods of fiscal 2009, compared to 70% and 72%, respectively, in the same periods of fiscal 2008. These costs decreased 16%, to $13.6 million and 21% to $43.7 million in the three and nine months ended June 30, 2009, respectively, compared to the respective prior year periods, as we have continued to align the number of employees with current and anticipated loan origination and title service levels. Our financial services operations employed approximately 570 and 700 employees at June 30, 2009 and 2008, respectively.
     As a percentage of financial services revenues, excluding the effects of recourse expense and reinsurance reserves, G&A expenses in the three-month period ended June 30, 2009 decreased to 64.6%, from 67.7% in the comparable period of 2008. As a percentage of financial services revenues, excluding the effects of recourse expense and reinsurance reserves, G&A expenses in the nine-month period ended June 30, 2009 increased to 79.3%, from 65.2% in the comparable period of 2008 due to higher revenues in the prior year period due to the adoption of SAB 109. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur as some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.
RESULTS OF OPERATIONS — CONSOLIDATED
  Loss before Income Taxes
     Loss before income taxes for the three months ended June 30, 2009 was $161.9 million, compared to $379.1 million for the same period of 2008. Loss before income taxes for the nine months ended June 30, 2009 was $326.2 million, compared to $1,466.6 million for the same period of 2008. The decreases in our consolidated losses were primarily due to significantly lower inventory impairment charges and SG&A expense, partially offset by decreases in the amount of our home sales gross profit due to a reduction in revenues for the three and nine-month periods ended June 30, 2009. Further deterioration of market conditions in the homebuilding industry and related availability of mortgage financing may further negatively impact our financial results, and may also result in further asset impairment charges against income in future periods.
  Income Taxes
     The benefit from income taxes for the three and nine months ended June 30, 2009 was $19.6 million and $12.8 million, respectively. The provision for income taxes for the three and nine months ended June 30, 2008 was $20.2 million and $367.2 million, respectively. Our effective tax rate for the three and nine-month periods ended June 30, 2009 was 12.1% and 3.9%, respectively. Our effective tax rate for the three and nine-month periods ended June 30, 2008 was negative 5.3% and negative 25.0%, respectively. The difference in our effective tax rate for the nine-month periods is primarily the result of recording a $714.3 million valuation allowance on our deferred tax assets at March 31, 2008, of which $385.0 million related to deferred tax assets existing as of the beginning of fiscal year 2008. The benefit from income taxes for the three and nine-month periods ended June 30, 2009 relates primarily to adjustments to the tax provision recorded for fiscal year 2008 resulting from the finalization and filing of the tax return for that year.
     At June 30, 2009, we had a federal income tax receivable of $124.9 million, relating to a net operating loss carryback from our 2008 year. In December 2008, we received a federal income tax refund of $621.7 million with respect to our 2008 year. We expect to receive the majority of the $124.9 million receivable in the form of a refund during the fourth quarter of fiscal 2009.
     At June 30, 2009 and September 30, 2008, we had net deferred tax assets of $1,233.9 million and $1,174.8 million, respectively, offset by valuation allowances of $1,068.5 million and $961.3 million, respectively. A substantial portion of the remaining net deferred tax asset of $165.4 million at June 30, 2009 is expected to be recovered through the carryback of federal tax losses to be generated in fiscal 2009, primarily through the sale of inventories which have been impaired in previous periods. Federal tax losses realized in fiscal 2009 can be carried back to fiscal 2007 when we had taxable income. We expect to recover the majority of the deferred tax asset during the first quarter of fiscal 2010. The remainder of the net deferred tax asset relates to state income tax loss carrybacks. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcome of these future tax consequences could have a material impact on our consolidated financial position, results of operations or cash flows. Our ability to sell and close an adequate amount of previously impaired homes in fiscal 2009 is a significant assumption required for full recovery of the net deferred tax asset. Changes in existing tax laws may also affect actual tax results and the valuation of deferred tax assets over time.

     The total amount of unrecognized tax benefits was $16.0 million and $18.7 million as of June 30, 2009 and September 30, 2008, respectively, which includes interest, penalties, and the tax benefit relating to the deductibility of interest and state income taxes. All tax positions, if recognized, would affect our effective income tax rate. We do not expect the total amount of unrecognized tax benefits to significantly decrease or increase within twelve months of the current reporting date.
     We are subject to federal income tax and to income tax in multiple states. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2004 through 2009. We are currently being audited by various states. The IRS concluded its examination of our tax returns for 2004 and 2005 in February 2009 which resulted in the assessment of $7.5 million of additional federal and state income tax and interest. Also, we recorded a reduction of $2.7 million to the amount of unrecognized tax benefits during the second quarter of fiscal 2009 as a result of the conclusion of the audit.
CAPITAL RESOURCES AND LIQUIDITY
     We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt securities. In light of the challenging homebuilding market conditions experienced over the past few years, we have been operating with a primary focus to generate cash flows through reductions in assets. The generation of cash flow has allowed us to increase our liquidity and strengthen our balance sheet and places us in a position to react quickly to market opportunities that may arise in the future. We intend to maintain adequate liquidity and balance sheet strength, and we will continue to evaluate opportunities to access the capital markets as they become available.
     At June 30, 2009, our ratio of net homebuilding debt to total capital was 34.5%, a decrease of 850 basis points from 43.0% at June 30, 2008, and 910 basis points from 43.6% at September 30, 2008. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash divided by total capital net of cash (homebuilding notes payable net of cash plus stockholders’ equity). The decrease in our ratio of net homebuilding debt to total capital at June 30, 2009 as compared with the ratio a year earlier and at September 30, 2008 was primarily due to our higher cash balance resulting from generating cash flows from operations and lower debt balance resulting from retiring maturing senior notes and repurchasing senior notes on the open market, which was partially offset by the decrease in retained earnings. Our ratio of net homebuilding debt to total capital remains within our target operating range of below 45%. We believe that our strong balance sheet and liquidity position will allow us to be flexible in reacting to changing market conditions. However, future period-end net homebuilding debt to total capital ratios may be higher than the 34.5% ratio achieved at June 30, 2009.
     We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its obligation under its repurchase agreement is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include homebuilding cash as a reduction of our homebuilding debt and total capital. For comparison to our ratios of net homebuilding debt to capital above, at June 30, 2009 and 2008, and at September 30, 2008, our ratios of homebuilding debt to total capital, without netting cash balances, were 56.8%, 49.5%, and 55.6%, respectively.
     Historically, we used our $1.65 billion unsecured revolving credit facility as a partial source of funding for our homebuilding operations. However, as we have generated substantial cash flows from operations and accumulated a significant cash balance, we had not borrowed under the revolving credit facility since January 2008. We had continued to pay fees associated with the unused capacity under the facility since that time despite our expectation that we did not anticipate borrowing under the facility in the near term. Additionally, the financial covenants and borrowing base arrangement under the revolving credit facility imposed restrictions on our operations and activities. In recent quarters, the borrowing base arrangement had limited our additional borrowing capacity to an amount well below the unused capacity, and the margin by which we had complied with the tangible net worth covenant had declined. In order to modify the financial covenants and achieve more capacity under our borrowing base arrangement, an amendment to the facility would have been required. Based on discussions with the lenders any amendment to the facility would have likely substantially reduced the total amount of the facility and would have possibly required the funding of a cash collateral account while increasing some of the costs associated with the facility. Consequently, in accordance with the provisions of the agreement governing the revolving credit facility, we voluntarily terminated the facility in May 2009.
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
  Homebuilding Capital Resources
     Cash and Cash Equivalents — At June 30, 2009, we had available homebuilding cash and cash equivalents of $1.97 billion.
     Bank Credit Facility — We had a $1.65 billion unsecured revolving credit facility, which included a $1.0 billion letter of credit sub-facility, with a maturity of December 16, 2011. In accordance with the provisions of the agreement governing the revolving credit facility, we voluntarily terminated the facility in May 2009. There were no cash borrowings and $61.0 million of standby letters of credit outstanding on the facility at the time of termination. As a result of the termination, we recognized $7.6 million of loss on early retirement of debt related to the write-off of unamortized fees in the three months ended June 30, 2009. There were no penalties incurred in connection with the early termination of the revolving credit facility. Concurrent with the termination, we entered into secured letter of credit agreements with the three banks that had issued letters of credit under the revolving credit facility. The effect of these agreements was to remove the outstanding letters of credit from the facility, which required us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At June 30, 2009, the amount of cash restricted for this purpose totaled $60.6 million and is included in homebuilding restricted cash on our consolidated balance sheet.
     The revolving credit facility imposed restrictions on our operations and activities by requiring us to maintain certain levels of leverage, tangible net worth and components of inventory. As a result of the termination of the facility, these restrictions are no longer in effect.
     Recently Issued Public Unsecured Debt — In May 2009, we issued $500 million principal amount of 2% convertible senior notes due May 15, 2014, with interest payable semi-annually. Holders of the 2% convertible senior notes may convert all or any portion of their notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The initial conversion rate for the notes is 76.5697 shares of our common stock per $1,000 principal amount of senior notes, equivalent to an initial conversion price of approximately $13.06 per share of our common stock. The conversion rate is subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest. Upon conversion of a 2% senior note, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof at our election. We may not redeem the notes prior to the maturity date. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs is 2.6%.
     We will retrospectively apply the provisions of FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” FSP APB 14-1 at the beginning of fiscal 2010. The adoption of FSP APB 14-1 will be accounted for as a cumulative effect of a change in accounting principle and require us to record the debt component of our 2% convertible senior notes at its fair value on the date of issuance, assuming no conversion features. The remaining value of the equity component of the 2% senior notes will be recorded as a reduction in the carrying value of the notes and an increase to additional paid-in-capital. The reduction in the carrying value of the notes and the fees related to the notes will be amortized as interest incurred and expensed or capitalized to inventory over the remaining life of the notes. Assuming the provisions of FSP APB 14-1 had been applied at the date of issuance, the amount of the reduction in the carrying value of the notes would have been $140.5 million and the increase in additional paid-in-capital would have been approximately $136.7 million, net of tax.
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

     Additionally, during the nine months ended June 30, 2009, primarily through unsolicited transactions, we repurchased the following senior notes prior to their maturity dates:

Principal
Amount of
Senior Notes
Repurchased
(In millions)
5% senior notes due 2009	$44.8
8% senior notes due 2009	52.0
4.875% senior notes due 2010	106.0
9.75% senior notes due 2010	26.3
6% senior notes due 2011	14.3
7.875% senior notes due 2011	36.4
5.375% senior notes due 2012	22.2
5.875% senior notes due 2013	4.0
6.5% senior notes due 2016	2.3

$308.3

     These senior notes were repurchased for an aggregate purchase price of $295.6 million, plus accrued interest, and resulted in a gain of $12.0 million, which is net of unamortized discounts and fees written off. This gain was partially offset by the $7.6 million loss related to termination of the revolving credit facility as discussed above, and the resulting net gain of $4.4 million is included in our consolidated statement of operations for the nine months ended June 30, 2009.
     In July 2009, through unsolicited transactions, we repurchased $1.0 million principal amount of our 4.875% senior notes due 2010 and $0.5 million principal amount of our 6.875% senior notes due 2013, for an aggregate purchase price of $1.47 million, plus accrued interest.
     The indentures governing our senior notes and senior subordinated notes impose restrictions on the creation of secured debt and liens. At June 30, 2009, we were in compliance with all of the limitations and restrictions that form a part of the public debt obligations.
     Shelf Registration Statements — We had an automatically effective universal shelf registration statement filed with the SEC, registering debt and equity securities which expired in June 2009. We expect to file a new universal shelf registration statement in August 2009. Also, at June 30, 2009, we had the capacity to issue approximately 22.5 million shares of common stock under our acquisition shelf registration statement, to effect, in whole or in part, possible future business acquisitions.
  Financial Services Capital Resources
     Cash and Cash Equivalents — At June 30, 2009, the amount of our financial services cash and cash equivalents was $36.0 million.
     Mortgage Repurchase Facility — Our mortgage subsidiary entered into a mortgage sale and repurchase agreement (the “mortgage repurchase facility”) on March 28, 2008. The mortgage repurchase facility, which is accounted for as a secured financing, provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. On March 5, 2009, through an amendment to the repurchase agreement and transfer of the rights of each of the counterparties to one counterparty, the capacity of the facility was reduced from $275 million to $75 million, with a provision allowing an increase in the capacity to $100 million during the last five business days of a fiscal quarter and the first seven business days of the following fiscal quarter. Additionally, the amendment eliminated the minimum required net income covenant and extended the maturity date of the facility to March 4, 2010.

     As of June 30, 2009, $213.4 million of mortgage loans held for sale were pledged under the repurchase arrangement, with a carrying value of $211.3 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance fundings totaling $127.5 million, DHI Mortgage had an obligation of $77.4 million outstanding under the mortgage repurchase facility at June 30, 2009 at a 3.8% interest rate.
     The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At June 30, 2009, our mortgage subsidiary was in compliance with all of the conditions and covenants of the mortgage repurchase facility.
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
  Operating Cash Flow Activities
     For the nine months ended June 30, 2009, net cash provided by our operating activities was $1.1 billion compared to $1.4 billion during the comparable period of the prior year. During the nine-month period ended June 30, 2009, a significant portion of the net cash provided by our operating activities was due to a federal income tax refund of $621.7 million, resulting from the carryback of our fiscal 2008 net operating loss to fiscal 2006. Also, we continued to generate cash flows from operations by reducing our inventories during the current year. The net cash provided by our operating activities during the past two fiscal years has resulted in substantial liquidity and allows the flexibility to determine the appropriate operating strategy for each of our communities and to take advantage of opportunities in the market. While we have substantially slowed our purchases of undeveloped land and our development spending on land we own, we are opportunistically purchasing finished lots in certain markets in an attempt to drive sales and home closings volume and return to profitability. However, during our attempt to increase sales and home closings volume, we plan to continue to conservatively manage our inventories by closely monitoring the aging of unsold homes and aggressively marketing our unsold, completed homes in inventory.
     Another significant factor affecting our operating cash flows for the nine months ended June 30, 2009 was the decrease in mortgage loans held for sale of $129.4 million during the period. The decrease in mortgage loans held for sale was due to a decrease in the number of loans originated during the third quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008. We expect to continue to use cash to fund an increase in mortgage loans held for sale in quarters when our homebuilding closings grow. However, in periods when home closings are flat or decline as compared to prior periods, or if our mortgage capture rate declines, the amounts of net cash used may be reduced or we may generate positive cash flows from reductions in the balances of mortgage loans held for sale as we did in the current year period.
  Investing Cash Flow Activities
     For the nine months ended June 30, 2009, we used $6.2 million to invest in purchases of property and equipment, primarily model home furniture and office equipment. These purchases are not significant relative to our total assets or cash flows, and have declined in recent quarters due to the decrease in size of our operations. Additionally, the increase in restricted cash was due to the cash collateralization of our outstanding letters of credit during the nine months ended June 30, 2009.
  Financing Cash Flow Activities
     In fiscal 2009, the majority of our short-term financing needs have been funded with cash generated from operations and borrowings available under our financial services credit facility. Long-term financing needs of our homebuilding operations have been generally funded with the issuance of new senior unsecured debt securities through the public capital markets. In May 2009, we issued $500 million principal amount of 2% convertible senior notes due 2014. Our homebuilding senior, convertible senior and senior subordinated notes are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries and certain insignificant subsidiaries.
     During the three months ended June 30, 2009, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on May 27, 2009 to stockholders of record on May 19, 2009. In July 2009, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on August 28, 2009 to stockholders of record on August 19, 2009. Quarterly cash dividends of $0.075 per common share were declared in the comparable quarters of fiscal 2008. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions.
  Changes in Capital Structure
     In November 2008, our Board of Directors authorized the repurchase of up to $100 million of our common stock and the repurchase of up to $500 million of debt securities. The new authorizations are effective from December 1, 2008 to November 30, 2009. Repurchases of senior notes through June 30, 2009 have reduced the debt repurchase authorization to $294.6 million.
     In July 2009, through unsolicited transactions, we repurchased $1.0 million principal amount of our 4.875% senior notes due 2010 and $0.5 million principal amount of our 6.875% senior notes due 2013, which further reduced the remaining debt repurchase authorization.
     On May 4, 2009, we notified the lenders participating in the $1.65 billion unsecured revolving credit facility of our intention to voluntarily terminate the facility. In accordance with the provisions of the agreement governing the revolving credit facility, it was terminated effective May 11, 2009.
     In May 2009, we issued $500 million principal amount of 2% convertible senior notes due May 15, 2014, with interest payable semi-annually.
     In fiscal 2008 and fiscal 2009, our primary non-operating uses of our available capital were the repayment of debt, dividend payments and the cash collateralization of our outstanding letters of credit. We continue to evaluate our alternatives for future non-operating sources and uses of our available capital, including the amounts of debt repayments, dividend payments and the level of our cash balances, based on market conditions and other circumstances, and within the constraints of our balance sheet leverage targets and our liquidity targets.
CONTRACTUAL CASH OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
     Our primary contractual cash obligations for our homebuilding and financial services segments are payments under our debt agreements and lease payments under operating leases. Purchase obligations of our homebuilding segment represent specific performance requirements under lot option purchase agreements that may require us to purchase land contingent upon the land seller meeting certain obligations. We expect to fund our contractual obligations in the ordinary course of business through a combination of our existing cash resources, cash flows generated from operations, renewed or amended mortgage repurchase facilities and, if needed or believed advantageous, the issuance of new securities through the public capital markets as market conditions may permit.
     At June 30, 2009, our homebuilding operations had outstanding letters of credit of $59.3 million, all of which were cash collateralized, and surety bonds of $1.19 billion, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.
     Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.

     In the ordinary course of business, we enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Within the land and lot option purchase contracts in force at June 30, 2009, there were a limited number of contracts, representing only $9.9 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Also, we consolidated certain variable interest entities for which we are deemed to be the primary beneficiary, with assets of $14.6 million related to some of our outstanding land and lot option purchase contracts. Creditors, if any, of these variable interest entities have no recourse against us. Additionally, we recorded $8.1 million of land inventory not owned related to some of our outstanding land and lot option purchase contracts. Further discussion of our land option contracts is provided in the “Land and Lot Position and Homes in Inventory” section that follows.
LAND AND LOT POSITION AND HOMES IN INVENTORY
     The following is a summary of our land and lot position and homes in inventory at June 30, 2009 and September 30, 2008:

	As of June 30, 2009				As of September 30, 2008
		Lots				Lots
		Controlled				Controlled
	Lots Owned -	Under Lot	Total		Lots Owned -	Under Lot	Total
	Developed	Option and	Land/Lots	Homes	Developed	Option and	Land/Lots	Homes
	and Under	Similar	Owned and	in	and Under	Similar	Owned and	in
	Development	Contracts	Controlled	Inventory	Development	Contracts	Controlled	Inventory
East	11,000	5,000	16,000	1,200	12,000	6,000	18,000	1,100
Midwest	6,500	500	7,000	900	8,000	1,000	9,000	1,100
Southeast	21,000	5,000	26,000	2,200	23,000	6,000	29,000	2,300
South Central	23,500	9,500	33,000	3,400	25,000	9,000	34,000	3,700
Southwest	5,500	1,500	7,000	1,100	6,000	1,000	7,000	1,900
West	23,000	2,500	25,500	2,100	25,000	3,000	28,000	2,300

	90,500	24,000	114,500	10,900	99,000	26,000	125,000	12,400

	79%	21%	100%		79%	21%	100%

     At June 30, 2009, we owned or controlled approximately 114,500 lots, compared to approximately 125,000 lots at September 30, 2008. Of the 114,500 total lots, we controlled approximately 24,000 lots (21%), with a total remaining purchase price of approximately $726.2 million, through land and lot option purchase contracts with a total of $35.0 million in earnest money deposits. Our lots controlled included approximately 5,000 optioned lots with a remaining purchase price of approximately $148.6 million and secured by deposits totaling $17.3 million, for which we do not expect to exercise our option to purchase the land or lots, but the contract has not yet been terminated. Consequently, we have written off the deposits related to these contracts, resulting in a net earnest money deposit balance of $17.7 million at June 30, 2009.
     We had a total of approximately 10,900 homes in inventory, including approximately 1,200 model homes at June 30, 2009, compared to approximately 12,400 homes in inventory, including approximately 1,500 model homes at September 30, 2008. Of our total homes in inventory, approximately 5,500 and 6,900 were unsold at June 30, 2009 and September 30, 2008, respectively. At June 30, 2009, approximately 2,300 of our unsold homes were completed, of which approximately 1,000 homes had been completed for more than six months. At September 30, 2008, approximately 3,100 of our unsold homes were completed, of which approximately 1,100 homes had been completed for more than six months.
     Our current strategy is to take advantage of market opportunities by entering into new finished lot option contracts to purchase finished lots in selected communities in an attempt to increase sales volumes and profitability. We plan to continue to conservatively manage our inventory of homes under construction by starting construction on unsold homes in certain markets, while closely monitoring the aging of unsold homes and aggressively marketing our unsold, completed homes in inventory.

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
     When available, we use quoted market prices in active markets to determine fair value. We consider the principal market and nonperformance risk associated with our counterparties when determining the fair value measurements. Fair value measurements are used for IRLCs, mortgage loans held for sale, other mortgage loans and hedging instruments.
     Insurance Claim Costs and Self-Insurance — We have, and require the majority of the subcontractors we use to have, general liability insurance which includes construction defect coverage. Our general liability insurance policies protect us against a portion of our risk of loss from construction defect and other claims and lawsuits, subject to self-insured retentions and other coverage limits. For policy years 2004 through 2009, we are self-insured for up to $22.5 million of the aggregate claims incurred, at which point our excess loss insurance begins, depending on the policy year. Once we have satisfied the annual aggregate limits, we are self-insured for the first $10,000 to $1.5 million for each claim occurrence, depending on the policy year. For policy year 2009, we are self-insured for up to $22.5 million of the aggregate claims incurred and for up to $0.5 million of each claim occurrence thereafter.
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
FORWARD-LOOKING STATEMENTS
     Some of the statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:
•	the continuing downturn in the homebuilding industry, including further deterioration in industry or broader economic conditions;

•	the downturn in homebuilding and the disruptions in the credit markets, which could limit our ability to access capital and increase our costs of capital;

•	the reduction in availability of mortgage financing and the increase in mortgage interest rates;

•	the limited success of our strategies in responding to adverse conditions in the industry;

•	changes in general economic, real estate, construction and other business conditions;

•	changes in the costs of owning a home;

•	the effects of governmental regulations and environmental matters on our homebuilding operations;

•	the effects of governmental regulations on our financial services operations;

•	our substantial debt and our ability to comply with related debt covenants, restrictions and limitations;

•	competitive conditions within our industry;

•	our ability to effect any future growth strategies successfully;

•	our ability to realize our deferred tax asset;

•	our net operating loss carryforwards could be substantially limited if we experienced an ownership change as defined in the Internal Revenue Code; and

•	the uncertainties inherent in home warranty and construction defect claims matters.
     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in Item 1A. “Risk Factors” under Part II of this report and in our annual report on Form 10-K for the fiscal year ended September 30, 2008, including the section entitled “Risk Factors,” which is filed with the Securities and Exchange Commission.
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
     Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in current earnings. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in current earnings, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans and the fair value change, which for the three and nine months ended June 30, 2009 was not significant, is recognized in current earnings. Prior to October 1, 2008, the effectiveness of the fair value hedge in the prior year was monitored and any ineffectiveness, which for the three and nine months ended June 30, 2008 was not significant, was recognized in current earnings. At June 30, 2009, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $346.2 million. Uncommitted IRLCs, the duration of which are generally less than six months, totaled approximately $199.1 million, and uncommitted mortgage loans held for sale totaled approximately $80.2 million at June 30, 2009.
     At June 30, 2009, we had $301.6 million in EDFC options and MBS which were acquired as part of a program to potentially offer homebuyers a below market interest rate on their home financing. These hedging instruments and the related commitments are accounted for at fair value with gains and losses recognized in current earnings. These gains and losses for the three and nine months ended June 30, 2009 and 2008 were not material.

     The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2009. The interest rate for our variable rate debt represents the interest rate on our mortgage repurchase facility. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Three Months								Fair value
	Ending								at
	September 30,	Fiscal Year Ending September 30,							June 30,
	2009	2010	2011	2012	2013	2014	Thereafter	Total	2009
	(In millions)
Debt:
Fixed rate	$22.9	$229.8	$399.3	$292.0	$296.0	$950.0	$1,097.7	$3,287.7	$2,986.7
Average interest rate	8.1%	6.9%	6.9%	5.4%	6.7%	4.2%	6.0%	5.7%
Variable rate	$77.4	$—	$—	$—	$—	$—	$—	$77.4	$77.4
Average interest rate	3.8%	—	—	—	—	—	—	3.8%
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
     There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On March 24, 2008, a putative class action, James Wilson, et al. v. D.R. Horton, Inc., et al., was filed by five customers of Western Pacific Housing, Inc., one of our wholly-owned subsidiaries, against us, Western Pacific Housing, Inc., and our affiliated mortgage company subsidiary, in the United States District Court for the Southern District of California. The complaint sought certification of a class alleged to include persons who, within the four years preceding the filing of the suit, purchased a home from us, or any of our subsidiaries, and obtained a mortgage for such purchase from our affiliated mortgage company subsidiary. The complaint alleged that we violated Section 1 of the Sherman Antitrust Act and Sections 16720, 17200 and 17500 of the California Business and Professions Code by effectively requiring our homebuyers to apply for a loan through our affiliated mortgage company. In June 2009 the complaint was amended to limit the putative class to California customers only and the claims asserted were limited to alleged violations of the California Business and Professions code. The complaint alleges that the homebuyers were either deceived about loan costs charged by our affiliated mortgage company or coerced into using our affiliated mortgage company, or both, and that discounts and incentives offered by us or our subsidiaries to buyers who obtained financing from our affiliated mortgage company were illusory. The action seeks treble damages in an unspecified amount and injunctive relief. We believe the claims alleged in this action are without merit and will defend them vigorously. However, as the action is still in its early stages, we are unable to express an opinion as to the likelihood of an unfavorable outcome or the amount of damages, if any.
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
     We have a significant amount of debt. As of June 30, 2009, our consolidated debt was $3,357.6 million. As of June 30, 2009, the scheduled maturities of principal on our outstanding debt for the subsequent 12 months totaled $244.3 million.
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
     Dependence on Future Performance. Our ability to meet our debt service and other obligations will depend, in part, upon our future financial performance. Our future results are subject to the risks and uncertainties described in this report and in our annual report on Form 10-K for the fiscal year ended September 30, 2008. These have been compounded by the current industry and economic conditions. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our businesses are also affected by financial, political, business and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of debt or equity, the refinancing of debt, or the sale of assets. Changes in prevailing interest rates may affect our ability to meet our debt service obligations, because borrowings under our mortgage repurchase facility bear interest at a floating rate.
     Mortgage Repurchase Facility and Other Debt Restrictions. The mortgage repurchase facility for our financial services subsidiaries requires the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a minimum level of liquidity. A failure to comply with these requirements could allow the lending bank to terminate the availability of funds to the financial services subsidiaries or cause their debt to become due and payable prior to maturity.
     In addition, the indentures governing our senior notes and senior subordinated notes impose restrictions on the creation of secured debt and liens.
     Changes in Debt Ratings. In fiscal 2008, all three of the agencies that rate our senior unsecured debt lowered our ratings to a level below investment grade, and these agencies have since lowered our ratings even further. The cost of debt capital has increased and could increase more with further lowering of our debt ratings. The further lowering of our debt ratings could also make accessing the public capital markets more difficult and expensive.
     Change of Control Purchase Options. If a change of control occurs as defined in the indentures governing many series of our senior and senior subordinated notes, which constituted $1.0 billion principal amount in the aggregate as of June 30, 2009, we would be required to offer to purchase such notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. If a fundamental change occurs as defined in the indenture governing our convertible senior notes, which constituted $500 million at June 30, 2009, we would be required to offer to purchase such notes at 100% of their principal amount, together with all accrued and unpaid interest, if any. If purchase offers were required under the indentures for these notes, we can give no assurance that we would have sufficient funds to pay the amounts that we would be required to purchase.
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
     We believe that we have not experienced such an ownership change as of June 30, 2009; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% stockholders, over which we have no control, and new issuances of stock by us, should we choose to do so. We are continuing to monitor the situation and, if we consider it advisable, intend to institute measures intended to deter such an ownership change in order to preserve these tax attributes. We can give no assurance as to whether we would do so or as to the effectiveness of any such measures.
ITEM 6. EXHIBITS
(a)     Exhibits.

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992. (1)

3.2	Amended and Restated Bylaws of the Company. (2)

4.1	Thirtieth Supplemental Indenture, dated as of May 13, 2009, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee. (3)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges. (*)

31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer. (*)

32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer. (*)

*	Filed herewith.
(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2009.

(3)	Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2009.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date: August 5, 2009	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)