Form 10-K
period 2009-09-30
HORTON D R INC /DE/
filed 2009-11-20
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-14122

D.R. Horton, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2386963 (I.R.S. Employer Identification No.)
301 Commerce Street, Suite 500 Fort Worth, Texas (Address of principal executive offices)	76102 (Zip Code)

(817) 390-8200
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	The New York Stock Exchange
9.75% Senior Subordinated Notes due 2010	The New York Stock Exchange
7.875% Senior Notes due 2011	The New York Stock Exchange
2.00% Convertible Senior Notes due 2014	The New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,802,403,000 based on the closing price as reported on the New York Stock Exchange.

As of November 16, 2009, there were 321,325,269 shares of the registrant’s common stock, par value $.01 per share, issued and 317,670,036 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

D.R. HORTON, INC. AND SUBSIDIARIES
2009 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

D.R. Horton, Inc. is one of the largest homebuilding companies in the United States. We construct and sell high quality homes through our operating divisions in 27 states and 75 metropolitan markets of the United States, primarily under the name of D.R. Horton, America’s Builder. We are a Fortune 500 company, and our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Donald R. Horton began our homebuilding business in 1978. In 1991, we were incorporated in Delaware to acquire the assets and businesses of our predecessor companies, which were residential home construction and development companies owned or controlled by Mr. Horton. In 1992, we completed our initial public offering of our common stock. The growth of our company over the years was achieved by investing available capital into our existing homebuilding markets and into start-up operations in new markets. Additionally, we acquired other homebuilding companies, which strengthened our market position in existing markets and expanded our geographic presence and product offerings in other markets. Our homes generally range in size from 1,000 to 4,000 square feet and in price from $90,000 to $700,000. The current downturn in our industry has resulted in a substantial decrease in the size of our operations during the last three fiscal years as we have reacted to the significantly weakened market for new homes. For the year ended September 30, 2009, we closed 16,703 homes with an average closing sales price of approximately $213,400.

Through our financial services operations, we provide mortgage financing and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our wholly-owned subsidiary, provides mortgage financing services principally to the purchasers of homes we build. We generally do not retain or service the mortgages we originate but, rather, seek to sell the mortgages and related servicing rights to third-party purchasers. DHI Mortgage originates loans in accordance with purchaser guidelines and historically has sold substantially all of its mortgage production within 30 days of origination. Our subsidiary title companies serve as title insurance agents by providing title insurance policies, examination and closing services, primarily to the purchasers of our homes.

Our financial reporting segments consist of six homebuilding segments and a financial services segment. Our homebuilding operations are the most substantial part of our business, comprising approximately 99% of consolidated revenues, which were $3.7 billion in fiscal 2009. Our homebuilding operations generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. In addition to building traditional single-family detached homes, we also build attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. The sale of detached homes generated approximately 81%, 77%, and 81% of home sales revenues in fiscal 2009, 2008 and 2007, respectively. Our financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

We make available, as soon as reasonably practicable, on our Internet website all of our reports required to be filed with the Securities and Exchange Commission (SEC). These reports include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. These reports are available in the “Investor Relations” section of our Internet website. We will also provide these reports in electronic or paper format to our stockholders free of charge upon request made to our Investor Relations department. Our SEC filings are also available to the public over the Internet at the SEC’s website at www.sec.gov, and the public may read and copy any document we file at the SEC’s public reference room located at 100 F Street NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

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

Due to the progressive and substantial weakening of demand in our homebuilding markets over the past three years, we have experienced declines in revenues and gross profit, sustained significant asset impairment charges and incurred losses in fiscal 2007, 2008 and 2009. We believe the long-term fundamentals which support housing demand, namely population growth and household formation, remain positive. In the near term, however, it is not possible to predict how long the weak market conditions will persist and if the homebuilding industry will experience further deterioration or if conditions will stabilize and then begin to improve. During the downturn we have aggressively reduced inventory levels and increased our cash balances. We have been successful in generating substantial cash flow from operations primarily through inventory reductions and from the receipt of a tax refund from a loss carryback. We have also increased our cash balance by accessing the capital markets. While we will continue to conservatively manage our business, we believe this increase in our liquidity provides us with flexibility in determining the appropriate operating strategy for each of our communities and markets to strike the best balance between cash flow generation and potential profit.

Geographic Diversity

From 1978 to late 1987, our homebuilding activities were conducted in the Dallas/Fort Worth area. We then began diversifying geographically by entering additional markets, both through start-up operations and acquisitions. We now operate in 27 states and 75 markets. This provides us with geographic diversification in our homebuilding inventory investments and our sources of revenues and earnings. We believe our diversification strategy helps to mitigate the effects of local and regional economic cycles and enhances our long-term potential.

Economies of Scale

We are one of the largest homebuilding companies in the United States in terms of number of homes closed in fiscal 2009. By the same measure, we are also one of the five largest builders in many of our markets in fiscal 2009. We believe that our national, regional and local scale of operations has provided us with benefits that may not be available in the same degree to some other smaller homebuilders, such as:

•	Negotiation of volume discounts and rebates from national, regional and local materials suppliers and lower labor rates from certain subcontractors;

•	Enhanced leverage of our general and administrative activities, which allows us greater flexibility to compete for greater market share in each of our markets; and

•	Greater access to and lower cost of capital, due to our strong balance sheet and our lending and capital markets relationships.

Decentralized Operations

We decentralize our homebuilding activities to give operating flexibility to our local division presidents on certain key operating decisions. At September 30, 2009, we had 31 separate homebuilding operating divisions, many of which operate in more than one market area. Generally, each operating division consists of a division president; land entitlement, acquisition and development personnel; a sales manager and sales personnel; a construction manager and construction superintendents; customer service personnel; a controller; a purchasing manager and office staff. We believe that division presidents and their management teams, who are familiar with local conditions, generally have better information on which to base decisions regarding their operations. Our division presidents receive performance bonuses based upon achieving targeted financial and operational measures in their operating divisions.

Operating Division Responsibilities

Each operating division is responsible for:

•	Site selection, which involves

— A feasibility study;

— Soil and environmental reviews;

— Review of existing zoning and other governmental requirements; and

— Review of the need for and extent of offsite work required to meet local building codes;

•	Negotiating lot option or similar contracts;

•	Obtaining all necessary land development and home construction approvals;

•	Overseeing land development;

•	Selecting building plans and architectural schemes;

•	Selecting and managing construction subcontractors and suppliers;

•	Planning and managing homebuilding schedules;

•	Developing and implementing marketing plans; and

•	Coordinating post closing customer service and warranty repairs.

Centralized Controls

We centralize the key risk elements of our homebuilding business through our regional and corporate offices. We have four separate homebuilding regional offices. Generally, each regional office consists of a region president, legal counsel, a chief financial officer, a purchasing manager and limited office support staff. Each of our region presidents and their management teams are responsible for oversight of the operations of up to nine homebuilding operating divisions, including:

•	Review and approval of division business plans and budgets;

•	Review of all land and lot acquisition contracts;

•	Oversight of land and home inventory levels; and

•	Review of major personnel decisions and division president compensation plans.

Our corporate executives and corporate office departments are responsible for establishing our operational policies and internal control standards and for monitoring compliance with established policies and controls throughout our operations. The corporate office also has primary responsibility for direct management of certain key risk elements and initiatives through the following centralized functions:

•	Financing;

•	Cash management;

•	Risk and litigation management;

•	Allocation of capital;

•	Issuance and monitoring of inventory investment guidelines to our operating divisions;

•	Environmental assessments of land and lot acquisitions;

•	Approval and funding of land and lot acquisitions;

•	Accounting and management reporting;

•	Internal audit;

•	Information technology systems;

•	Administration of payroll and employee benefits;

•	Negotiation of national purchasing contracts;

•	Management of major national or regional supply chain initiatives;

•	Monitoring and analysis of margins, returns and expenses; and

•	Administration of customer satisfaction surveys and reporting of results.

Cost Management

We control overhead costs by centralizing certain administrative and accounting functions and by closely monitoring the number of administrative personnel and management positions in our operating divisions, as well as in our regional and corporate offices. We also minimize advertising costs by participating in promotional activities sponsored by local real estate brokers.

We control construction costs by striving to design our homes efficiently and by obtaining competitive bids for construction materials and labor. We also seek to negotiate favorable pricing from our primary subcontractors and suppliers based on the volume of services and products we purchase from them on a local, regional and national basis. We monitor our construction costs on each house through our purchasing and construction budgeting systems, and we monitor our inventory levels, margins, returns and expenses through our management information systems.

Acquisitions

As negative market conditions in the housing industry persist, we remain committed to maintaining our strong balance sheet and liquidity. However, we will continue to evaluate opportunities for strategic acquisitions. We believe that the current housing industry downturn may provide us selected opportunities to enhance our operations through the acquisition of existing homebuilding companies at attractive valuations. In certain instances, such acquisitions can provide us benefits not found in start-up operations, such as: established land positions and inventories; and existing relationships with municipalities, land owners, developers, subcontractors and suppliers. We have sought to limit the risks associated with acquiring other companies by conducting extensive operational, financial and legal due diligence on each acquisition and by only acquiring homebuilding companies that we believe have a positive impact on our earnings within an acceptable period of time.

Markets

We conduct our homebuilding operations in all of the geographic regions, states and markets listed below, and we conduct our mortgage and title operations in many of these markets. Our homebuilding operating divisions are aggregated into six reporting segments, also referred to as reporting regions, which comprise the markets below. Our financial statements contain additional information regarding segment performance.

State	Reporting Region/Market

East Region
Delaware	Central Delaware
Delaware Shore
Georgia	Savannah
Maryland	Baltimore
Suburban Washington, D.C.
New Jersey	North New Jersey
South New Jersey
North Carolina	Brunswick County
Charlotte
Greensboro/Winston-Salem
Raleigh/Durham
Pennsylvania	Lancaster
Philadelphia
South Carolina	Charleston
Columbia
Hilton Head
Myrtle Beach
Virginia	Northern Virginia
Midwest Region
Colorado	Colorado Springs
Denver
Fort Collins
Illinois	Chicago
Minnesota	Minneapolis/St. Paul
Wisconsin	Kenosha
Southeast Region
Alabama	Birmingham
Mobile
Florida	Daytona Beach
Fort Myers/Naples
Jacksonville
Melbourne
Miami/West Palm Beach
Orlando
Pensacola
Sarasota County
Tampa
Georgia	Atlanta
Macon

State	Reporting Region/Market

South Central Region
Louisiana	Baton Rouge
Lafayette
Mississippi	Mississippi Gulf Coast
Oklahoma	Oklahoma City
Texas	Austin
Dallas
Fort Worth
Houston
Killeen/Temple/Waco
Laredo
Rio Grande Valley
San Antonio
Southwest Region
Arizona	Phoenix
Tucson
New Mexico	Albuquerque
Las Cruces
West Region
California	Bay Area
Central Valley
Imperial Valley
Los Angeles County
Riverside/San Bernardino
Sacramento
San Diego County
Ventura County
Hawaii	Hawaii
Maui
Oahu
Idaho	Boise
Nevada	Las Vegas
Laughlin
Reno
Oregon	Albany
Central Oregon
Portland
Utah	Salt Lake City
Washington	Eastern Washington
Seattle/Tacoma
Vancouver

When evaluating new or existing homebuilding markets for purposes of capital allocation, we consider the local, market-specific factors, including among others:

•	Economic conditions;

•	Employment levels and job growth;

•	Median income level of potential homebuyers;

•	Local housing affordability and typical mortgage products utilized;

•	Market for homes at entry-level price point;

•	Availability of land and lots on acceptable terms;

•	Land entitlement and development processes;

•	New and secondary home sales activity;

•	Competition; and

•	Prevailing housing products, features, cost and pricing.

Land Policies

We acquire land after we have completed appropriate due diligence and generally after we have obtained the rights (known as entitlements) to begin development or construction work resulting in an acceptable number of residential lots. Before we acquire lots or tracts of land, we will, among other things, complete a feasibility study, which includes soil tests, independent environmental studies and other engineering work, and evaluate the status of necessary zoning and other governmental entitlements required to develop and use the property for home construction. Although we purchase and develop land primarily to support our homebuilding activities, we also sell land and lots to other developers and homebuilders where we have excess land and lot positions.

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

We attempt to mitigate our exposure to real estate inventory risks by:

•	Managing our supply of land/lots controlled (owned and optioned) in each market based on anticipated future home closing levels;

•	Monitoring local market and demographic trends, housing preferences and related economic developments, such as new job opportunities, local growth initiatives and personal income trends;

•	Utilizing land/lot option contracts, where possible;

•	Seeking to acquire developed lots which are substantially ready for home construction;

•	Limiting the size of acquired land parcels to smaller tracts, where possible;

•	Generally commencing construction of custom features or optional upgrades on homes under contract only after the buyer’s receipt of mortgage approval and receipt of satisfactory deposits from the buyer; and

•	Monitoring and managing the number of speculative homes (homes under construction without an executed sales contract) built in each subdivision.

The benefits of this strategy have been limited by the sustained weak conditions in the homebuilding industry over the past three fiscal years.

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

Construction time for our homes depends on the weather, availability of labor, materials and supplies, size of the home, and other factors. We typically complete the construction of a home within three to six months.

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

Marketing and Sales

We market and sell our homes through commissioned employees and independent real estate brokers. We typically conduct home sales from sales offices located in furnished model homes in each subdivision, and we typically do not offer our model homes for sale until the completion of a subdivision. Our sales personnel assist prospective homebuyers by providing them with floor plans, price information, tours of model homes and assisting them with the selection of options and other custom features. We train and inform our sales personnel as to the availability of financing, construction schedules, and marketing and advertising plans. As our customers are typically first-time or move-up homebuyers, we attempt to adjust our product mix and pricing within our homebuilding markets to keep our homes affordable. As market conditions warrant, we may provide potential homebuyers with one or more of a variety of incentives, including discounts and free upgrades, to be competitive in a particular market. Due to the weak industry conditions of the past three fiscal years, we have offered an increased level of incentives to homebuyers.

We advertise in our local markets as necessary through newspapers, marketing brochures, newsletters and email or other electronic means to prospective homebuyers and real estate brokers. We also use billboards, radio and television advertising and our Internet website to market the location, price range and availability of our homes. To minimize advertising costs, we attempt to operate in subdivisions in conspicuous locations that permit us to take advantage of local traffic patterns. We also believe that model homes play a substantial role in our marketing efforts, so we expend significant effort to create an attractive atmosphere in our model homes.

In addition to using model homes, we build a limited number of speculative homes in each subdivision. These homes enhance our marketing and sales efforts to prospective homebuyers who are relocating to these markets, as well as to independent brokers, who often represent homebuyers requiring a completed home within a short time frame. We determine our speculative homes strategy in each market based on local market factors, such as new job growth, the number of job relocations, housing demand, seasonality, current sales contract cancellation trends and our past experience in the market. We determine the number of speculative homes to build in each subdivision based on our current and planned sales pace, and we monitor and adjust speculative home inventory on an ongoing basis as conditions warrant. We typically have sold a substantial majority of our speculative homes while they are under construction or soon after completion; however, the significant weakness in our housing markets and related high cancellation rates during recent years had caused our speculative home inventory to remain higher than our target levels. During fiscal 2009, we were able to reduce both total and speculative homes in inventory from the prior year levels. We do expect to maintain a level of speculative home inventory in our markets which will be based on our expectations of future sales and closings volume. We believe these speculative homes help to provide us with opportunities to sell additional homes at a profit, reduce our inventory of owned lots and generate positive cash flows.

Our sales contracts require an earnest money deposit of at least $500. The amount of earnest money required varies between markets and subdivisions, and may significantly exceed $500. Additionally, customers are generally required to pay additional deposits when they select options or upgrade features for their homes. Most of our sales contracts stipulate that when customers cancel their contracts with us, we have the right to retain their earnest money and option deposits; however, our operating divisions occasionally choose to refund such deposits. Our sales contracts also include a financing contingency which permits customers to cancel and receive a refund of their deposits if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified period. Our contracts may include other contingencies, such as the sale of an existing home. As a percentage of gross sales orders, cancellations of sales contracts in fiscal 2009 were 30%. While this reflects an improvement from the prior year, our cancellation rate continues to be significantly higher than our historical rate of approximately 20% before the current downturn in the homebuilding industry, reflecting the continuing weak housing market conditions. The length of time between the signing of a sales contract for a home and delivery of the home to the buyer (closing) is generally from two to six months.

Customer Service and Quality Control

Our operating divisions are responsible for pre-closing quality control inspections and responding to customers’ post-closing needs. We believe that a prompt and courteous response to homebuyers’ needs during and after construction reduces post-closing repair costs, enhances our reputation for quality and service and ultimately leads to significant repeat and referral business from the real estate community and homebuyers. We typically provide our homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems, and a one-year limited warranty on other construction components. The subcontractors who perform the actual construction also provide us with warranties on workmanship and are generally prepared to respond to us and the homeowner promptly upon request. In addition, some of our suppliers provide manufacturer’s warranties on specified products installed in the home.

Sales Order Backlog

At September 30, 2009, the value of our backlog of sales orders was $1,142.0 million (5,628 homes), a decrease of 5% from $1,207.4 million (5,297 homes) at September 30, 2008. The average sales price of homes in backlog was $202,900 at September 30, 2009, down 11% from the $227,900 average at September 30, 2008. Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations. Substantially all of the closings from our sales backlog at September 30, 2009 are scheduled for fiscal year 2010. Further discussion of our backlog is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of this annual report on Form 10-K.

Customer Mortgage Financing

We provide mortgage financing services principally to purchasers of our homes in the majority of our homebuilding markets through our wholly-owned subsidiary, DHI Mortgage. DHI Mortgage coordinates and expedites the sales transaction by ensuring that mortgage commitments are received and that closings take place in a timely and efficient manner. DHI Mortgage originates mortgage loans for a substantial portion of our homebuyers and, when necessary to fulfill the needs of some homebuyers, also brokers loans to third-party lenders who directly originate the mortgage loans. During the year ended September 30, 2009, approximately 83% of DHI Mortgage’s loan volume related to homes closed by our homebuilding operations, and DHI Mortgage provided mortgage financing services for approximately 67% of our total homes closed.

To limit the risks associated with our mortgage operations, DHI Mortgage only originates loan products that it believes may be sold to third-party purchasers. DHI Mortgage generally packages and sells the loans and their servicing rights to third-party purchasers shortly after origination with limited recourse provisions. In markets where we currently do not provide mortgage financing, we work with a variety of mortgage lenders that make available to homebuyers a range of mortgage financing programs.

Title Services

Through our subsidiary title companies, we serve as a title insurance agent in selected markets by providing title insurance policies, examination and closing services to the purchasers of homes we build and sell. We currently assume little or no underwriting risk associated with these title policies.

Employees

At September 30, 2009, we employed 2,926 persons, of whom 695 were sales and marketing personnel, 981 were executive, administrative and clerical personnel, 648 were involved in construction and 602 worked in mortgage and title operations. We had fewer than 10 employees covered by collective bargaining agreements. Employees of some of the subcontractors which we use are represented by labor unions or are subject to collective bargaining agreements. We believe that our relations with our employees and subcontractors are good.

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

Governmental Regulation and Environmental Matters

The homebuilding industry is subject to extensive and complex regulations. We and the subcontractors we use must comply with various federal, state and local laws and regulations, including zoning, density and development requirements, building, environmental, advertising and real estate sales rules and regulations. These requirements affect the development process, as well as building materials to be used, building designs and minimum elevation of properties. Our homes are inspected by local authorities where required, and homes eligible for insurance or guarantees provided by the Federal Housing Administration (FHA) and the Veterans Administration (VA) are subject to inspection by them. These regulations often provide broad discretion to the administering governmental authorities. In addition, our new housing developments may be subject to various assessments for schools, parks, streets and other public improvements.

Our homebuilding operations are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health, safety and the environment. The particular environmental laws for each site vary greatly according to location, environmental condition and the present and former uses of the site and adjoining properties.

Our mortgage company and title insurance agencies must also comply with various federal and state laws and regulations. These include eligibility and other requirements for participation in the programs offered by the FHA, VA, Government National Mortgage Association (GNMA), Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). These also include required compliance with consumer lending and other laws and regulations such as disclosure requirements, prohibitions against discrimination and real estate settlement procedures. All of these laws and regulations may subject our operations to examination by the applicable agencies.

Seasonality

We have typically experienced seasonal variations in our quarterly operating results and capital requirements. Prior to the current downturn in the homebuilding industry, we generally had more homes under construction, closed more homes and had greater revenues and operating income in the third and fourth quarters of our fiscal year. This seasonal activity increased our working capital requirements for our homebuilding operations during the third and fourth fiscal quarters and increased our funding requirements for the mortgages we originated in our financial services segment at the end of these quarters. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year.

In contrast to our typical seasonal results, due to the weakness in homebuilding market conditions during the past three years, we have incurred consolidated operating losses each quarter since the third quarter of fiscal 2007. During these periods, the challenging market conditions caused declines in sales volume, pricing and margins that mitigated our historical seasonal variations. Although we may experience our typical historical seasonal pattern in the future, given the current market conditions, we can make no assurances as to when or whether this pattern will recur.

ITEM 1A.	RISK FACTORS

Discussion of our business and operations included in this annual report on Form 10-K should be read together with the risk factors set forth below. They describe various risks and uncertainties we are or may become subject to, many of which are difficult to predict or beyond our control. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

The homebuilding industry is undergoing a significant downturn, and its duration and ultimate severity are uncertain. A continuation or further deterioration in industry conditions or in the broader economic conditions could have additional adverse effects on our business and financial results.

The downturn in the homebuilding industry is in its fourth year, and it has become one of the most severe housing downturns in U.S. history. The significant declines in the demand for new homes, the significant oversupply of homes on the market and the significant reductions in the availability of financing for homebuyers that have marked the downturn are continuing. We have experienced material reductions in our home sales and homebuilding revenues, and we have incurred material inventory and goodwill impairments and other write-offs. It is not clear when these trends will reverse or when we will return to profitability.

Our ability to respond to the downturn has been limited by adverse industry and economic conditions. The significant amount of home mortgage foreclosures has increased supply and driven down prices, making the purchase of a foreclosed home an attractive alternative to purchasing a new home. Homebuilders have responded to declining sales and increased cancellation rates with significant concessions, further adding to the price declines. With the decline in the values of homes and in the ability of some homeowners to make their mortgage payments, the credit markets have been significantly disrupted, putting strains on many households and businesses. In the face of these conditions, the overall economy has weakened significantly, with high unemployment levels and substantially reduced consumer spending and confidence. As a result, demand for new homes remains at historically low levels.

These challenging conditions are complex and interrelated. We cannot predict their duration or ultimate severity. Nor can we provide assurance that our responses to the homebuilding downturn or the government’s attempts to address the troubles in the overall economy will be successful. Additionally, we cannot predict the timing or effect of the winding down or possible withdrawal of government intervention or support.

The continuing constriction of the credit markets could limit our ability to access capital and increase our costs of capital.

During this downturn in the homebuilding industry, we have relied principally on the positive operating cash flow we have generated to meet our working capital needs and repay outstanding indebtedness. We generated substantial operating cash flow during this time. However, the downturn and the constriction of the credit markets have reduced the other sources of liquidity available to us and increased our costs of capital.

In May 2009, we voluntarily terminated our $1.65 billion unsecured revolving credit facility. Although we had no cash borrowings outstanding under the facility during fiscal 2009, the borrowing base limitations applicable to the facility had reduced availability significantly, and we believed that seeking an amendment to the facility for relief from these limitations would have increased the costs of borrowing, reduced the overall credit commitment available under the facility and possibly involved additional restrictions on us. We have since relied on short-term arrangements with some of the lenders for the letters of credit we require in our business. A new line of credit, should we decide to pursue one, may be difficult to obtain on favorable terms in the current circumstances of our business and the overall economy. It would also likely involve additional financing costs and restrictions on our business. Not having a line in place could reduce our flexibility in responding to or taking advantage of changing conditions in the homebuilding industry or require us to use our own cash resources in doing so.

Our financial services segment uses a $100 million mortgage repurchase facility to finance many of the loans it originates. The facility must be renewed annually, and the current facility expires in March 2010. A continuation of current market conditions could make the renewal more difficult or could result in an increase in the cost of the facility or a decrease in its committed availability. Such conditions may also make it more difficult or costly to sell the mortgages that we originate.

As of September 30, 2009, we had $308.4 million of debt maturing in the next 12 months. We believe we can meet these and our other capital requirements with our existing cash resources and future cash flows and, if required, other sources of financing that we anticipate will be available to us. However, we can provide no assurance that we will continue to be able to do so, particularly if current industry or economic conditions continue or deteriorate further. The future effects on our business, liquidity and financial results of these conditions could be material and adverse, both in ways described above and in other ways that we do not currently foresee.

We use letters of credit and surety bonds to secure our performance under various construction and land development agreements, escrow agreements, financial guarantees and other arrangements. Should our future performance or economic conditions make these more difficult to obtain or more costly, our business or financial results could be adversely affected.

The reduction in availability of mortgage financing has adversely affected our business, and the duration and ultimate severity of the effects are uncertain.

During the last three fiscal years, the mortgage lending industry has experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This in turn resulted in a decline in the market value of many mortgage loans and related securities. Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. Credit requirements tightened, and investor demand for mortgage loans and mortgage-backed securities declined. The deterioration in credit quality has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not eligible for sale to Fannie Mae or Freddie Mac or loans that do not meet FHA and VA requirements. Fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans in turn have made it more difficult for many buyers to finance the purchase of our homes. These factors have served to reduce the pool of qualified homebuyers and made it more difficult to sell to first-time and move-up buyers which have long made up a substantial part of our customers. These reductions in demand have adversely affected our business and financial results, and the duration and severity of the effects are uncertain.

We believe that the liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market. These entities have required substantial injections of capital from the federal government and may require additional government support in the future. Any reduction in the availability of the financing provided by these institutions could adversely affect interest rates, mortgage availability and our sales of new homes and mortgage loans.

We believe that the purchases of mortgage-backed securities by the Federal Reserve System (the Fed) have helped to keep mortgage interest rates low during much of fiscal 2009. The Fed has announced their intention to end these purchases in early 2010. This action will likely lead to higher mortgage interest rates which would adversely impact our sales of homes.

Because of the decline in the availability of other mortgage products, FHA and VA mortgage financing support has become a more important factor in marketing our homes. The American Housing Rescue and Foreclosure Prevention Act of 2008, however, increased a buyer’s down payment requirement for FHA insured loans. Additionally, under revised guidelines currently projected to become effective in December 2009, guidelines on FHA insured loans on condominiums will become significantly more restrictive. In addition, increased demands on the FHA have resulted in a reduction of its cash reserves. These factors or further increases in down payment requirements or limitations or restrictions on the availability of FHA and VA financing support could adversely affect interest rates, mortgage availability and our sales of new homes and mortgage loans.

In recent years many of our homebuyers used down payment assistance programs, which allowed them to receive gift funds from non-profit corporations as a down payment. Homebuilders had been a source of funding for these programs. However, the American Housing Rescue and Foreclosure Prevention Act of 2008 eliminated seller-funded down payment assistance on FHA-insured loans approved on or after October 1, 2008. With the elimination of these gift fund programs, these customers have been required to seek other down payment programs or other sources for 100% financing, such as that offered by the United States Department of Agriculture (USDA). There can be no assurance that such alternative programs will continue to be available or will be as attractive to our customers as the programs previously offered, which could cause our sales to suffer.

In February 2009, the American Recovery and Reinvestment Act of 2009 was enacted into law. This legislation included a federal tax credit for qualified first-time homebuyers purchasing a principal residence on or after January 1, 2009 and before December 1, 2009. In November 2009, this credit was expanded to be available to more homebuyers and extended until June 2010. Our sales in future periods may be adversely affected when this tax credit expires.

Even if potential customers do not need financing, changes in the availability of mortgage products may make it harder for them to sell their current homes to potential buyers who need financing.

If interest rates increase, the costs of owning a home will be affected and could result in further reductions in the demand for our homes.

In addition, the recently proposed Restoring American Financial Stability Act of 2009 contains provisions that require companies that sell products like mortgage-backed securities to retain at least 10% of the credit risk of the underlying assets. If this or other attempts to impose more risk on mortgage securitizers are enacted, the pricing and availability of mortgage products our customers rely on to purchase our homes may be adversely affected. Similarly, to the extent any future legislation attempts to enact credit risk retention requirements on mortgage originators, the risk profile of our financial services business and its support of our homebuilding business could be adversely affected.

Our strategies in responding to the adverse conditions in the homebuilding industry have had limited success, and the continued implementation of these and other strategies may not be successful.

While we have been successful in generating positive operating cash flow and reducing our inventories in the last three fiscal years, we have done so at significantly reduced gross profit levels and have incurred significant asset impairment charges. These contributed to the net losses we recognized during these periods. Also, during this time, notwithstanding our sales strategies, we continued to experience an elevated rate of sales contract cancellations. We believe that the increase in the cancellation rate is largely due to reduced homebuyer confidence, due principally to continued price declines, the growing number of foreclosures and continuing job losses in the economy. A more restrictive mortgage lending environment and the inability of some buyers to sell their existing homes have also impacted cancellations. Many of these factors, which affect new sales and cancellation rates, are beyond our control. It is uncertain how long the reduction in sales and the increased level of cancellations will continue. If these conditions continue for a protracted period, it is not clear whether our strategies will succeed in maintaining or increasing our sales volume or our current margins.

A return of inflation could adversely affect our business and financial results, particularly in a period of oversupply of homes.

Inflation can adversely affect us by increasing costs of land, materials and labor. In the event of a return of inflation, we may seek to increase the sales prices of homes in order to maintain satisfactory margins. However, a continuation of the oversupply of homes relative to demand may make this difficult. In addition, inflation is often accompanied by higher interest rates, which have a negative impact on housing demand. In such an environment, we may not be able to raise home prices sufficiently to keep up with the rate of inflation and our margins could decrease. Moreover, with inflation, the costs of capital increase, and the purchasing power of our cash resources can decline. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business or financial results.

The homebuilding industry is cyclical and affected by changes in general economic, real estate or other business conditions that could adversely affect our business or financial results.

The homebuilding industry is cyclical and is significantly affected by changes in industry conditions, as well as in general and local economic conditions, such as:

•	employment levels;

•	availability of financing for homebuyers;

•	interest rates;

•	consumer confidence;

•	levels of new and existing homes for sale;

•	demographic trends; and

•	housing demand.

These may occur on a national scale, like the current downturn, or may affect some of the regions or markets in which we operate more than others. When adverse conditions affect any of our larger markets, they could have a proportionately greater impact on us than on some other homebuilding companies. Our operations in previously strong markets, particularly California, Florida, Nevada and Arizona, have more adversely affected our financial results than our other markets in the current downturn.

An oversupply of alternatives to new homes, including foreclosed homes, homes held for sale by investors and speculators, other existing homes and rental properties, can also reduce our ability to sell new homes and depress new home prices and reduce our margins on the sales of new homes. High levels of foreclosures not only contribute to additional inventory available for sale, but also reduce appraisal valuations for new homes, potentially resulting in lower sales prices.

Weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, volcanic activity, droughts, and floods, can harm our homebuilding business. These can delay home closings, adversely affect the cost or availability of materials or labor, or damage homes under construction. The climates and geology of many of the states in which we operate, including California, Florida and Texas, where we have some of our larger operations, present increased risks of adverse weather or natural disasters in part because of their cyclically recurring nature there.

Continued military deployments in the Middle East and other overseas regions, terrorist attacks, other acts of violence or threats to national security, and any corresponding response by the United States or others, or related domestic or international instability, may adversely affect general economic conditions or cause a slowdown of the economy.

As a result of the foregoing matters, potential customers may be less willing or able to buy our homes. Because of current industry and economic conditions, we have not been able to increase the sale prices of our homes. In the future, our pricing strategies may also be limited by market conditions. We may be unable to change the mix of our home offerings, reduce the costs of the homes we build or offer more affordable homes to maintain our margins or satisfactorily address changing market conditions in other ways. In addition, cancellations of home sales contracts in backlog may increase as homebuyers choose to not honor their contracts.

Our financial services business is closely related to our homebuilding business, as it originates mortgage loans principally to purchasers of the homes we build. A decrease in the demand for our homes because of the foregoing matters may also adversely affect the financial results of this segment of our business. An increase in the default rate on the mortgages we originate may adversely affect our ability to sell the mortgages or the pricing we receive upon the sale of mortgages or may increase our repurchase or other obligations for previous originations. During fiscal 2009 we increased our reserves related to mortgages we have sold. Because of the uncertainties inherent to these matters, actual future obligations could differ significantly from our currently estimated amounts.

The risks associated with our land and lot inventory could adversely affect our business or financial results.

Inventory risks are substantial for our homebuilding business. The risks inherent in controlling or purchasing and developing land increase as consumer demand for housing decreases. Thus, we may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. Our deposits for building lots controlled under option or similar contracts may be put at risk. The value of undeveloped land, building lots and housing inventories can also fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. In the present weak market conditions, we have sold homes and land for lower margins or at a loss and we have recorded significant inventory impairment charges.

Historically, our goals for years of supply for ownership and control of land and building lots were based on management’s expectations for future volume growth. In light of the much weaker market conditions encountered since fiscal 2006, we significantly slowed our purchases of undeveloped land and our development spending on land we own and made substantial land and lot sales as part of our strategy to reduce our inventory to better match our reduced rate of production. We also terminated numerous land option contracts and wrote off earnest money deposits and pre-acquisition costs related to these option contracts. Because future market conditions are uncertain, we cannot provide assurance that these measures will be successful in managing our future inventory risks. Our flexibility in responding to changes in market conditions may have been reduced as the amount of our land and lot positions controlled by option and similar contracts has declined.

Supply shortages and other risks related to demand for building materials and skilled labor could increase our costs and delay deliveries.

The homebuilding industry has from time to time experienced significant difficulties that can affect the cost or timing of construction, including:

•	difficulty in acquiring land suitable for residential building at affordable prices in locations where our potential customers want to live;

•	shortages of qualified trades people;

•	reliance on local subcontractors, manufacturers and distributors who may be inadequately capitalized;

•	shortages of materials; and

•	volatile increases in the cost of materials, particularly increases in the price of lumber, drywall and cement, which are significant components of home construction costs.

These may cause us to take longer or incur more costs to build our homes and adversely affect our revenues and margins.

Increases in the costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or financial results.

Significant expenses of owning a home, including mortgage interest and real estate taxes, generally are deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to various limitations under current tax law and policy. If the federal government or a state government changes its income tax laws, as has been discussed from time to time, to eliminate or substantially modify these income tax deductions, the after-tax cost of owning a new home would increase for many of our potential customers. The resulting loss or reduction of homeowner tax deductions, if such tax law changes were enacted without offsetting provisions, would adversely impact demand for and sales prices of new homes.

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

The turmoil caused by the increasing number of defaults in subprime and other mortgages has encouraged consumer lawsuits and the investigation of financial services industry practices by governmental authorities. These investigations could include the examination of consumer lending practices, sales of mortgages to financial institutions and other investors and the practices in the financial services segments of homebuilding companies. We are unable to assess whether these governmental inquiries will result in changes in government regulation, homebuilding industry practices or adversely affect the costs or potential profitability of homebuilding companies.

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

We have a significant amount of debt. As of September 30, 2009, our consolidated debt was $3,277.3 million. As of September 30, 2009, the scheduled maturities of principal on our outstanding debt for the subsequent 12 months totaled $308.4 million. The indentures from our senior, senior convertible and senior subordinated notes do not restrict the incurrence of future unsecured debt, and they permit significant amounts of secured debt. We do not currently have a revolving credit facility for our homebuilding operations. If we choose to enter into a new line of credit agreement, it may limit the amount of debt we could incur.

Possible Consequences.  The amount and the maturities of our debt could have important consequences. For example, they could:

•	require us to dedicate a substantial portion of our cash flow from operations to payment of our debt and reduce our ability to use our cash flow for other operating or investing purposes;

•	limit our flexibility in planning for, or reacting to, the changes in our business;

•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements;

•	place us at a competitive disadvantage because we have more debt than some of our competitors; and

•	make us more vulnerable to downturns in our business or general economic conditions.

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

Mortgage Repurchase Facility and Other Restrictions.  The mortgage repurchase facility for our financial services subsidiaries requires the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a minimum level of liquidity by our financial services subsidiaries. A failure to comply with these requirements could allow the lending bank to terminate the availability of funds to the financial services subsidiaries or cause their debt to become due and payable prior to maturity. Any difficulty experienced in complying with these covenants could make the renewal of the facility more difficult or costly.

In addition, the indentures governing our senior notes and senior subordinated notes impose restrictions on the creation of secured debt and liens.

As a result of terminating our revolving credit facility, we are no longer subject to the restrictions on our operations and activities that it imposed on us. However, if we decide to enter into another revolving credit agreement, it is likely that we will again become subject to these types of provisions, which may be more restrictive than those found in our previous facility.

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

Change of Control Purchase Options.  If a change of control occurs as defined in the indentures governing many series of our senior and senior subordinated notes, which constituted $1.0 billion principal amount in the aggregate as of September 30, 2009, we would be required to offer to purchase these notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. If a fundamental change, including a change of control, occurs as defined in the indenture governing our convertible senior notes, which constituted $500 million principal amount as of September 30, 2009, we would be required to offer to purchase these notes at par, together with all accrued and unpaid interest, if any. If purchase offers were required under the indentures for these notes, we can give no assurance that we would have sufficient funds to pay the amounts that we would be required to purchase.

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

Homebuilding and financial services are very competitive, and competitive conditions could adversely affect our business or financial results.

The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled labor. We compete with other local, regional and national homebuilders, often within larger subdivisions designed, planned and developed by such homebuilders. We also compete with existing home sales, foreclosures and rental properties. The competitive conditions in the homebuilding industry can result in:

•	lower sales;

•	lower selling prices;

•	increased selling incentives;

•	lower profit margins;

•	impairments in the value of inventory, goodwill and other assets;

•	difficulty in acquiring suitable land, raw materials, and skilled labor at acceptable prices or terms; or

•	delays in construction of our homes.

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

We cannot make any assurances that any future growth strategies will be successful or not expose us to additional risks.

Although we focused on internal growth for several years before the downturn in the homebuilding industry, we may make strategic acquisitions of homebuilding companies or their assets in the future. Successful strategic acquisitions can require the integration of operations and management and other efforts to realize the benefits that may be available. Although we believe that we have been successful in the past, we can give no assurance that we would be able to successfully identify, acquire and integrate strategic acquisitions in the future. Acquisitions can result in the dilution of existing stockholders if we issue our common stock as consideration or reduce our liquidity or increase our debt if we fund them with cash. The impact on liquidity may be increased because we do not currently have a revolving credit facility. In addition, acquisitions can expose us to valuation risks, including the risk of writing off goodwill or impairing inventory and other assets related to such acquisitions. The risk of goodwill and other asset impairments increases during a cyclical housing downturn when our profitability may decline, as evidenced by the goodwill and other asset impairment charges we recognized in recent years. In addition, we may not be able to implement successfully our operating or internal growth strategies within our existing markets. In the uncertain current market conditions, asset acquisitions involve a risk that the markets involved subsequently deteriorate. Conversely, if we delay an acquisition until we believe the market uncertainties are resolved, the potential competitive advantages of the acquisition may be limited.

We may not realize our deferred income tax asset.

As of September 30, 2009, we have a net deferred income tax asset of $1,124.4 million, against which we have provided a valuation allowance of $1,124.4 million. The realization of the deferred income tax asset is dependent upon the taxable income available in current statutory carryback periods, reversals of existing taxable temporary differences, tax planning strategies and our ability to generate taxable income within the statutory carryforward periods. Based on our assessment, the realization of all of our deferred income tax asset is dependent upon the generation of future taxable income during the statutory carryforward periods in which the related temporary differences become deductible.

The accounting for deferred income taxes is based upon estimates of future results, and the valuation allowance may be increased or decreased as conditions change or if we are unable to implement certain tax planning strategies. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Changes in tax laws also affect actual tax results and the valuation of deferred income tax assets over time.

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

If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, our ability to use any of our net operating loss carryforwards, tax credit carryforwards or net unrealized built-in losses at the time of ownership change would be subject to the limitations of Section 382 on their use against future taxable income. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a significant portion of our built-in losses, any net operating loss carryforwards or tax credit carryforwards could expire before we would be able to use them. This could adversely affect our financial position, results of operations and cash flow.

We believe that we have not experienced such an ownership change as of September 30, 2009; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% stockholders and the conversion of our outstanding senior convertible notes, over which we have no control, and new issuances of stock by us, should we choose to do so. In August 2009, our board of directors adopted a Section 382 rights agreement as a measure intended to deter such an ownership change in order to preserve these tax attributes. The Section 382 rights agreement, however, may not prevent an ownership change. Moreover, it will expire by its terms in 2010 if it is not approved when we submit it to our stockholders for their approval. In addition, while the Section 382 rights agreement is in effect, it could discourage or prevent a merger, tender offer, proxy contest or accumulations of substantial blocks of shares for which some stockholders might receive a premium above market value. It could also adversely affect the liquidity of the market for our shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In addition to our inventories of land, lots and homes, we own several office buildings totaling approximately 258,000 square feet, and we lease approximately 974,000 square feet of office space under leases expiring through May 2015. These properties are located in our various operating markets to house our homebuilding and financial services operating divisions and our regional and corporate offices.

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

On June 15, 2007, a putative class action, John R. Yeatman, et al. v. D.R. Horton, Inc., et al., was filed by one of our customers against us and our affiliated mortgage company subsidiary in the United States District Court for the Southern District of Georgia. The complaint sought certification of a class alleged to include persons who, within the year preceding the filing of the suit, purchased a home from us and obtained a mortgage for such purchase from our affiliated mortgage company subsidiary. The complaint alleged that we violated Section 8 of the Real Estate Settlement Procedures Act by effectively requiring our homebuyers to use our affiliated mortgage company to finance their home purchases by offering certain discounts and incentives. The action sought damages in an unspecified amount and injunctive relief. On April 23, 2008, the Court ruled on our motion to dismiss and dismissed this complaint with prejudice. The plaintiffs appealed the decision. On September 1, 2009, the 11th Circuit Court of Appeals issued its mandate affirming the trial court’s dismissal of the plaintiffs’ complaint. The plaintiffs have until December 1, 2009 to seek Supreme Court review; however, we have received no indication from the plaintiffs whether any further appeals are planned.

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

	Year Ended September 30, 2009			Year Ended September 30, 2008
			Declared			Declared
	High	Low	Dividends	High	Low	Dividends

1st Quarter	$13.40	$3.79	$0.0375	$15.18	$10.15	$0.15
2nd Quarter	11.35	5.72	0.0375	17.80	9.78	0.15
3rd Quarter	13.74	8.53	0.0375	17.95	10.74	0.075
4th Quarter	13.90	8.26	0.0375	15.46	8.93	0.075

As of November 16, 2009, the closing price of our common stock on the NYSE was $12.31, and there were approximately 584 holders of record.

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

During fiscal years 2009, 2008 and 2007, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

In November 2008, our Board of Directors authorized the repurchase of up to $100 million of our common stock. The authorization is effective from December 1, 2008 to November 30, 2009. We made no repurchases of common stock under the share repurchase program during fiscal 2009, and therefore, all of the $100 million authorization was remaining at September 30, 2009. Upon expiration of the November 2008 authorization, our Board of Directors has authorized the repurchase of up to $100 million of our common stock through November 30, 2010.

In August 2009, to preserve the tax benefits of our net operating losses and unrealized built-in losses, our Board of Directors adopted a rights agreement as a measure intended to deter an ownership change as defined by Internal Revenue Code Section 382. On August 19, 2009, our Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of our common stock. The dividend was paid on August 31, 2009 to stockholders of record on August 31, 2009.

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return on D.R. Horton common stock for the last five fiscal years through September 30, 2009, compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The comparison assumes a hypothetical investment in D.R. Horton common stock and in each of the foregoing indices of $100 at September 30, 2004, and assumes that all dividends were reinvested. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

Comparison of Five-Year Cumulative Total Return
Among D.R. Horton, Inc., S&P 500 Index and S&P 500 Homebuilding Index

	Year Ended September 30,
	2004	2005	2006	2007	2008	2009
D.R. Horton, Inc.	$100.00	$147.32	$99.00	$54.45	$57.31	$51.06

S&P 500 Index	$100.00	$112.25	$124.36	$144.81	$112.99	$105.18

S&P 500 Homebuilding Index	$100.00	$143.29	$103.78	$52.74	$44.63	$37.38

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our Consolidated Financial Statements. The data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A, “Risk Factors,” Item 8, “Financial Statements and Supplementary Data,” and all other financial data contained in this annual report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended September 30,
	2009	2008	2007	2006	2005
	(In millions, except per share data)

Operating Data:
Revenues:
Homebuilding	$3,603.9	$6,518.6	$11,088.8	$14,760.5	$13,628.6
Financial Services	53.7	127.5	207.7	290.8	235.1
Gross profit (loss) — Homebuilding	65.2	(1,763.2)	603.7	3,342.2	3,488.3
Income (loss) before income taxes:
Homebuilding	(536.8)	(2,666.9)	(1,020.0)	1,878.7	2,273.0
Financial Services	(15.5)	35.1	68.8	108.4	105.6
Provision for (benefit from) income taxes	(7.0)	1.8	(238.7)	753.8	908.1
Net income (loss)	(545.3)	(2,633.6)	(712.5)	1,233.3	1,470.5
Net income (loss) per share:
Basic	(1.72)	(8.34)	(2.27)	3.94	4.71
Diluted	(1.72)	(8.34)	(2.27)	3.90	4.62
Cash dividends declared per common share	0.15	0.45	0.60	0.44	0.3075

	September 30,
	2009	2008	2007	2006	2005
	(In millions)

Balance Sheet Data:
Inventories	$3,663.0	$4,683.2	$9,343.5	$11,343.1	$8,486.8
Total assets	6,756.6	7,950.6	11,556.3	14,820.7	12,514.8
Notes payable	3,277.3	3,748.4	4,376.8	6,078.6	4,909.6
Stockholders’ equity	2,259.6	2,834.3	5,586.9	6,452.9	5,360.4

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Fiscal Year 2009 Overview

During fiscal 2009, conditions within the homebuilding industry remained challenging. The decline in demand for new homes continues to be reflected in the volume of our net sales orders, which was 20% lower than in fiscal 2008. Although our net sales orders in the fourth quarter of fiscal 2009 were 26% higher than in the fourth quarter of fiscal 2008, they were 21% and 52% lower than in the fourth quarter of fiscal 2007 and 2006, respectively. These results suggest the severe declines in our net sales orders experienced in recent years may be moderating. However, we expect overall demand for new homes to remain at very low levels for some time, and efforts to improve our net sales order volume will be challenging. The value of our sales order backlog at September 30, 2009 was 5% lower than a year ago.

During the slowdown in the homebuilding industry, the factors hurting demand for new homes have been pervasive across the United States. High inventory levels of available homes, elevated cancellation rates, low sales absorption rates and overall weak consumer confidence have persisted. The effects of these factors have been magnified by reduced availability of credit in the mortgage markets, severe shortages of liquidity in the financial markets and high levels of home foreclosures. High levels of foreclosures not only contribute to additional inventory available for sale, but also reduce appraisal valuations for new homes, potentially resulting in lower sales prices. The overall economy has weakened significantly and was in a recession during fiscal 2009 marked by high unemployment levels and substantially reduced consumer spending and confidence. The turmoil in the housing market during the last three years and the recent weakness in the economy have resulted in drastic price reductions in our homes and continued compression in our gross margins. However, these price reductions have caused housing to become more affordable, which may lead to increased demand in the future when other market conditions improve.

We continue to remain cautious regarding our outlook for the homebuilding industry. We believe that challenging housing market conditions will persist for some time and that the timing of a sustainable recovery in the housing market remains unclear. Our outlook incorporates several factors, including continued margin pressure from sales price reductions and incentives; continued high levels of homes available for sale; weak demand from new home consumers; the scheduled expiration of the first-time homebuyer federal tax credit in June 2010; the announced end of the Federal Reserve System’s open market purchases of mortgage-backed securities in 2010; continued high sales cancellations; significant restrictions on the availability of certain mortgage products and increased underwriting requirements for home financing as a result of the continuing constriction of credit in the mortgage markets. Partially mitigating these negative industry factors are some favorable aspects of our performance in the second half of fiscal 2009, in which our year over year net sales comparisons improved, our sales order cancellation rates have declined and we were successful in reducing our inventory of completed homes.

Due to the challenging market conditions discussed above, we have continued to evaluate our homebuilding and financial services assets for recoverability. Our significant assets, excluding cash, and those whose recoverability are most impacted by market conditions include inventory, earnest money deposits and pre-acquisition costs related to land and lot option contracts, tax assets, both on amounts reflected as deferred and as a receivable, and owned mortgage loans, which collectively comprised 90% of our total non-cash assets at September 30, 2009. Our evaluations reflected our expectation of continued challenges in the homebuilding industry, and our belief that these challenging conditions will persist for some time. Based on our evaluations, during fiscal 2009 we recorded inventory impairment charges of $377.8 million, wrote-off earnest money deposits and pre-acquisition costs related to land and lot option contracts we no longer plan to pursue of $29.9 million and recorded additional reserves for losses of $33.2 million associated with mortgage loans held in portfolio and the limited recourse provisions on previously sold mortgage loans and $14.9 million related to mortgage reinsurance activities. While these impairment charges and write-offs are less than amounts recognized in each of the prior two years, they reflect the continued weakness in market conditions. We will evaluate whether further impairment charges, valuation adjustments or write-offs are necessary on these assets in the coming quarters. Additional discussion of these evaluations and charges is presented below.

Strategy

We believe the long-term fundamentals which support housing demand, namely population growth and household formation, remain positive. In the near term, however, it is not possible to predict how long the negative effects of the current market conditions will persist and if the homebuilding industry will experience further deterioration from these levels or if conditions will begin to improve. During the downturn we have aggressively reduced our inventory levels and increased our cash balances. We have been successful in generating substantial cash flow from operations primarily through inventory reductions and from the receipt of a tax refund from a loss carryback. We have also increased our cash balance by accessing the capital markets. While we will continue to conservatively manage our business, this increase in our liquidity provides us with flexibility in determining the appropriate operating strategy for each of our communities and markets to strike the best balance between cash flow generation and potential profit. With this flexibility, we are committed to the following initiatives related to our operating strategy in the current homebuilding business environment:

•	Maintaining a strong cash balance and overall liquidity position.

•	Managing the sales prices and level of sales incentives on our homes as necessary to optimize the balance of sales volumes, returns and cash flows.

•	Entering into new finished lot option contracts to purchase finished lots in an attempt to increase sales volumes and profitability.

•	Renegotiating existing finished lot option contracts to reduce our lot costs and better match the scheduled purchases with new home demand in the community.

•	Limiting our land development spending or suspending development in communities that require substantial investments of time or capital resources.

•	Managing our inventory of homes under construction by starting construction on unsold homes to take advantage of market opportunities, while monitoring the aging of unsold homes and aggressively marketing our unsold, completed homes in inventory.

•	Decreasing our cost of goods purchased from both vendors and subcontractors.

•	Modifying our product offerings to provide more affordable homes.

•	Controlling our SG&A infrastructure to match production levels.

These initiatives allowed us to generate significant cash flows from operations during the downturn. Although we cannot provide any assurances that these initiatives will be successful in the future, we expect that our operating strategy will allow us to continue to maintain a strong balance sheet and liquidity position in fiscal 2010.

Key Results

Key financial results as of and for our fiscal year ended September 30, 2009, as compared to fiscal 2008, were as follows:

Homebuilding Operations:

•	Homebuilding revenues decreased 45% to $3.6 billion.

•	Homes closed decreased 37% to 16,703 homes and the average selling price of those homes decreased 9% to $213,400.

•	Net sales orders decreased 20% to 17,034 homes.

•	Sales order backlog decreased 5% to $1.1 billion.

•	Home sales gross margins increased 190 basis points to 13.1%.

•	Inventory impairments and land option cost write-offs were $407.7 million, compared to $2.5 billion.

•	Homebuilding SG&A expense decreased 34% to $523.0 million, but increased as a percentage of homebuilding revenues by 240 basis points to 14.5%.

•	Homebuilding pre-tax loss was $536.8 million, compared to a pre-tax loss of $2.7 billion.

•	Homes in inventory declined by 800 to 11,600.

•	Owned lots declined by 9,500 to 89,500.

•	Homebuilding debt decreased by $336.3 million to $3.2 billion.

•	Net homebuilding debt to total capital decreased 730 basis points to 36.3%, and gross homebuilding debt to total capital increased 310 basis points to 58.7%.

•	Homebuilding cash was $1.9 billion, compared to $1.4 billion.

Financial Services Operations:

•	Total financial services revenues, net of recourse and reinsurance expenses, decreased 58% to $53.7 million.

•	Financial services pre-tax loss was $15.5 million, compared to pre-tax income of $35.1 million.

•	Financial services debt decreased by $134.8 million to $68.7 million.

Consolidated Results:

•	Net loss per share was $1.72, compared to net loss per share of $8.34.

•	Net loss was $545.3 million, compared to a net loss of $2.6 billion.

•	Stockholders’ equity decreased 20% to $2.3 billion.

•	Net cash provided by operations was $1.1 billion, compared to $1.9 billion.

Results of Operations — Homebuilding

Our operating segments are our 31 homebuilding operating divisions, which we aggregate into six reporting segments. These reporting segments, which we also refer to as reporting regions, have homebuilding operations located in the following states:

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia
Midwest:	Colorado, Illinois, Minnesota and Wisconsin
Southeast:	Alabama, Florida and Georgia
South Central:	Louisiana, Mississippi, Oklahoma and Texas
Southwest:	Arizona and New Mexico
West:	California, Hawaii, Idaho, Nevada, Oregon, Utah and Washington

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the fiscal years ended September 30, 2009 and 2008.

	Net Sales Orders (1)
	Fiscal Year Ended September 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2009	2008	Change	2009	2008	Change	2009	2008	Change

East	1,519	1,602	(5)%	$353.7	$396.3	(11)%	$232,900	$247,400	(6)%
Midwest	1,198	1,633	(27)%	323.5	425.3	(24)%	270,000	260,400	4%
Southeast	3,107	3,235	(4)%	560.8	637.6	(12)%	180,500	197,100	(8)%
South Central	6,074	7,266	(16)%	1,045.9	1,293.3	(19)%	172,200	178,000	(3)%
Southwest	1,849	2,982	(38)%	314.9	551.6	(43)%	170,300	185,000	(8)%
West	3,287	4,533	(27)%	899.6	1,373.1	(34)%	273,700	302,900	(10)%

	17,034	21,251	(20)%	$3,498.4	$4,677.2	(25)%	$205,400	$220,100	(7)%

	Sales Order Cancellations
	Fiscal Year Ended September 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2009	2008	2009	2008	2009	2008

East	478	1,138	$113.0	$269.6	24%	42%
Midwest	240	464	64.8	140.3	17%	22%
Southeast	1,321	2,069	244.5	469.0	30%	39%
South Central	2,980	4,381	500.8	751.9	33%	38%
Southwest	962	3,742	175.4	766.6	34%	56%
West	1,207	2,378	357.3	851.3	27%	34%

	7,188	14,172	$1,455.8	$3,248.7	30%	40%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders decreased 25%, to $3,498.4 million (17,034 homes) in 2009 from $4,677.2 million (21,251 homes) in 2008. The number of net sales orders decreased 20% in fiscal 2009 compared to fiscal 2008. We believe the most significant factors contributing to the slowing of demand for new homes in most of our markets include a continued high level of homes for sale, which includes foreclosed homes for sale; a decrease in the availability of mortgage financing for many potential homebuyers; the continued uncertainty in the financial markets and a decline in homebuyer consumer confidence. Many prospective homebuyers continue to approach the purchase decision tentatively due to concern over their ability to sell an existing home or obtain mortgage financing, the general uncertainty surrounding the housing market, increasing unemployment and weakness in the overall economy. However, these factors have led to lower home prices and improved affordability, which combined with various homebuyer tax incentives and low mortgage interest rates, have served to partially offset some of the market softness. We continue to manage our sales incentives and pricing on a community by community basis in an attempt to optimize the balance of sales volumes, profits, returns and cash flows. However, the factors above, combined with the continued pricing responses of our competitors, have limited the impact of our pricing efforts on sales.

In comparing fiscal 2009 to fiscal 2008, the value of net sales orders decreased in all of our market regions. In most market regions, these decreases were due to a decrease in the number of homes sold in the respective regions, and to a lesser extent, to a decline in the average selling price of those homes. In the East and Southeast regions where decreases in the number of homes sold were not as large as other regions, the decline in average selling price was a greater contributor to the decrease in the value of net sales orders.

Although the volume of our net sales orders decreased 20% in fiscal 2009, much of the decline was attributable to our results in the first half of the year. In the third and fourth quarters of fiscal 2009, the volume of our net sales orders decreased by 7% and increased by 26%, respectively, compared to the same periods of fiscal 2008. We expect our volume of sales orders in the first quarter of fiscal 2010 to improve over the prior year; however, they will likely decline from the levels achieved in the third and fourth quarters of fiscal 2009 due to seasonal fluctuations and the originally scheduled expiration of the first-time homebuyer tax credit at November 30, 2009 which may have served to accelerate demand in recent periods. These results suggest the severe declines in our net sales orders experienced in recent years may be moderating somewhat.

The average price of our net sales orders decreased 7%, to $205,400 in 2009 from $220,100 in 2008. The average price of our net sales orders decreased in five of our six market regions, due primarily to price reductions and increased incentives implemented to attempt to achieve an appropriate sales absorption pace. As the inventory of existing homes for sale, which includes a substantial number of foreclosed homes, has continued to be high, we have adjusted our pricing to remain competitive with comparable existing home sales prices. We have also adjusted our product mix, geographic mix and pricing within our homebuilding markets in an effort to keep our core product offerings affordable for our target customer base, typically first-time and move-up homebuyers, which has also contributed to the decrease in average selling price.

Our annual sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 30% in fiscal 2009, compared to 40% in fiscal 2008. While an improvement from the prior year, this elevated cancellation rate reflects the ongoing challenges in most of our homebuilding markets, including the inability of many prospective homebuyers to sell their existing homes, the erosion of buyer confidence and the tight credit conditions in the mortgage markets. We anticipate that cancellation rates will remain elevated and may continue to fluctuate significantly until market conditions improve.

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

In February 2009, the American Recovery and Reinvestment Act of 2009 was enacted into law. This legislation included a federal tax credit for qualified first-time homebuyers purchasing a principal residence on or after January 1, 2009 and before December 1, 2009. In November 2009, this credit was expanded to be available to more homebuyers and extended until June 2010. Our sales in future periods may be adversely affected when this tax credit expires.

	Sales Order Backlog
	As of September 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
			%			%			%
	2009	2008	Change	2009	2008	Change	2009	2008	Change

East	559	487	15%	$126.6	$118.2	7%	$226,500	$242,700	(7)%
Midwest	389	328	19%	105.0	91.6	15%	269,900	279,300	(3)%
Southeast	969	783	24%	179.0	165.7	8%	184,700	211,600	(13)%
South Central	2,328	1,999	16%	397.5	359.4	11%	170,700	179,800	(5)%
Southwest	526	812	(35)%	91.4	170.6	(46)%	173,800	210,100	(17)%
West	857	888	(3)%	242.5	301.9	(20)%	283,000	340,000	(17)%

	5,628	5,297	6%	$1,142.0	$1,207.4	(5)%	$202,900	$227,900	(11)%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations, which during the current housing downturn have been substantial. At September 30, 2009, the value of our backlog of sales orders was $1,142.0 million (5,628 homes), a decrease of 5% from $1,207.4 million (5,297 homes) at September 30, 2008. The average sales price of homes in backlog was $202,900 at September 30, 2009, down 11% from the $227,900 average at September 30, 2008. The year-over-year increase in home sales activity in the fourth quarter contributed to modest increases in the value of our sales order backlog in four of our six market regions. However, the value of our backlog decreased significantly in our Southwest region, particularly in our Phoenix market, and in our West region, particularly in our Northern California market.

	Homes Closed and Home Sales Revenue
	Fiscal Year Ended September 30,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2009	2008	Change	2009	2008	Change	2009	2008	Change

East	1,447	2,309	(37)%	$345.3	$584.8	(41)%	$238,600	$253,300	(6)%
Midwest	1,137	1,905	(40)%	310.0	525.8	(41)%	272,600	276,000	(1)%
Southeast	2,921	3,650	(20)%	547.5	781.6	(30)%	187,400	214,100	(12)%
South Central	5,745	7,960	(28)%	1,007.7	1,430.1	(30)%	175,400	179,700	(2)%
Southwest	2,135	5,309	(60)%	394.2	1,066.5	(63)%	184,600	200,900	(8)%
West	3,318	5,263	(37)%	958.9	1,775.5	(46)%	289,000	337,400	(14)%

	16,703	26,396	(37)%	$3,563.6	$6,164.3	(42)%	$213,400	$233,500	(9)%

Home Sales Revenue

Revenues from home sales decreased 42%, to $3,563.6 million (16,703 homes closed) in 2009 from $6,164.3 million (26,396 homes closed) in 2008. The average selling price of homes closed during 2009 was $213,400, down 9% from the $233,500 average in 2008. In fiscal 2009, home sales revenues decreased significantly in all of our market regions, reflecting the continued weak demand and resulting decline in net sales order volume and pricing experienced during the year.

The number of homes closed in 2009 decreased 37% due to decreases in all of our market regions. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and amount of revenue we will generate.

Revenues from home sales in fiscal 2009 and 2008 were increased by $3.1 million and $26.8 million, respectively, from changes in deferred profit. The home sales profit related to our mortgage loans held for sale is deferred in instances where a buyer finances a home through our wholly-owned mortgage company and has not made an adequate initial or continuing investment. The decline in the change in revenues from the prior year is due to the reduced availability of the mortgage types whose use generally resulted in the profit deferral. As of September 30, 2009, the balance of deferred profit related to such mortgage loans held for sale was $2.7 million, compared to $5.8 million at September 30, 2008.

Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Fiscal Year Ended September 30,
	2009	2008

Gross profit — Home sales	13.1%	11.2%
Gross profit — Land/lot sales	13.4%	8.5%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(11.3)%	(38.1)%
Gross profit (loss) — Total homebuilding	1.8%	(27.0)%
Selling, general and administrative expense	14.5%	12.1%
Goodwill impairment	—%	1.2%
Interest expense	2.7%	0.6%
(Gain) on early retirement of debt	(0.1)%	—%
Other (income)	(0.4)%	(0.1)%
Loss before income taxes	(14.9)%	(40.9)%

Home Sales Gross Profit

Gross profit from home sales decreased by 32%, to $467.5 million in 2009, from $691.2 million in 2008, and, as a percentage of home sales revenues, increased 190 basis points, to 13.1%. Approximately 230 basis points of the increase in the home sales gross profit percentage was a result of the average cost of our homes declining by more than our average selling prices, caused by a greater portion of our closings occurring in our South Central region, which has experienced more stable housing conditions than our other regions, and the effects of prior inventory impairments on homes closed during the current year. Approximately 50 basis points of the increase was due to a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues resulting from reductions in our interest and property taxes incurred and capitalized over the past year. These increases were partially offset by a decrease of 30 basis points due to the recognition of a lesser amount of previously deferred gross profit during the current year compared to the prior year and by 60 basis points due to an increase in actual and estimated warranty and construction defect costs. The increase in estimated warranty costs was due in part to a current year adjustment to our estimated warranty liability related to estimated costs to remedy homes which we have found to or suspect may contain allegedly defective drywall manufactured in China (Chinese Drywall) in two of our markets. Also, we have experienced increases in our construction defect claims self-insured retentions, resulting in additional reserves for estimated claims.

Future changes in gross profit percentages are substantially dependent on our future need for the use of sales incentives and price adjustments to generate an adequate volume of home closings and cannot be predicted in the current housing market.

Land Sales Revenue and Gross Profit

Land sales revenues decreased 89% to $40.3 million in 2009, from $354.3 million in 2008. Of the $40.3 million of revenues in fiscal 2009, $26.9 million related to land sale transactions in the fourth quarter of fiscal 2008 for which recognition of the revenue had been deferred due to the terms of the sale. The gross profit percentage from land sales increased to 13.4% in 2009, from 8.5% in 2008. The fluctuations in revenues and gross profit percentages from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we also sell residential lots or land parcels to manage our land and lot supply. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales can fluctuate significantly from period to period. During the fourth quarter of fiscal 2008, we sold a significant amount of land and lots through numerous transactions to generate cash flows, reduce our future carrying costs and land development obligations, and lower our inventory supply in certain markets. Consummating these transactions during fiscal 2008 allowed us to monetize a large portion of our deferred tax assets through a loss carryback to fiscal 2006 resulting in a substantial tax refund. As of September 30, 2009, we had $15.1 million of land held for sale which we expect to sell in the next twelve months.

Inventory Impairments and Land Option Cost Write-offs

	Fiscal Year Ended September 30,
	2009			2008
					Land Option
		Land Option			Cost
	Inventory	Cost		Inventory	Write-Offs
	Impairments	Write-Offs	Total	Impairments	(Recoveries)	Total
	(In millions)

East	$54.3	$10.6	$64.9	$256.2	$32.2	$288.4
Midwest	46.3	8.4	54.7	161.8	1.5	163.3
Southeast	36.7	1.3	38.0	448.4	9.1	457.5
South Central	17.0	3.0	20.0	67.2	5.2	72.4
Southwest	36.5	2.9	39.4	264.9	65.8	330.7
West	187.0	3.7	190.7	1,174.1	(1.9)	1,172.2

	$377.8	$29.9	$407.7	$2,372.6	$111.9	$2,484.5

Carrying Values of Potentially Impaired and Impaired Communities

	At September 30, 2009
				Analysis of Communities with Impairment Charges
				Recorded at September 30, 2009
		Inventory with			Inventory
	Total	Impairment Indicators			Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
			(Values in millions)

East	129	17	$157.8	4	$85.1	$45.9
Midwest	50	19	143.0	7	47.8	32.8
Southeast	205	27	97.5	15	40.9	29.8
South Central	279	31	106.2	4	17.7	14.2
Southwest	84	21	104.3	8	53.0	36.2
West	152	46	354.3	20	176.8	87.5

	899	161	$963.1	58	$421.3	$246.4

Carrying Values of Potentially Impaired and Impaired Communities

	At September 30, 2008
				Analysis of Communities with Impairment Charges
				Recorded at September 30, 2008
		Inventory with			Inventory
	Total	Impairment Indicators			Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
			(Values in millions)

East	105	46	$436.9	19	$163.8	$79.0
Midwest	62	20	204.8	9	93.6	58.4
Southeast	176	78	485.5	37	241.7	153.7
South Central	241	57	207.1	15	38.1	30.5
Southwest	79	25	237.1	15	158.7	105.7
West	178	80	614.8	32	271.9	175.8

	841	306	$2,186.2	127	$967.8	$603.1

(1)	A community may consist of land held for development, residential land and lots developed and under development, and construction in progress and finished homes. A particular community often includes inventory in more than one category. Further, a community may contain multiple parcels with varying product types (e.g. entry level and move-up single family detached, as well as attached product types). Some communities do not have any homes under construction nor finished homes, and no current home sales efforts or activity.

Inventory Impairments and Land Option Cost Write-offs

During fiscal 2009, when we performed our quarterly inventory impairment analyses, the assumptions utilized reflected our cautious outlook for the broader homebuilding industry and our markets, both of which impact our business. This outlook incorporates our belief that housing market conditions may continue to deteriorate, and that challenging conditions will persist. Our impairment evaluation as of September 30, 2009 occurred after the end of the spring/summer selling season and was based on our latest operating plans for our projects into fiscal 2010, and reflects the anticipated expiration of government support efforts for the homebuilding industry, such as the tax credit and Fed purchases of mortgage-backed securities, in the coming year. Accordingly, our impairment evaluation as of September 30, 2009 again indicated a significant number of communities with impairment indicators. Communities with a combined carrying value of $963.1 million as of September 30, 2009, had indicators of potential impairment and were evaluated for impairment. The analysis of the large majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that we do not intend to develop or operate in current market conditions, slight increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, we estimated the remaining lives of these communities to range from six months to in excess of ten years. Through this evaluation process, we determined that communities with a carrying value of $421.3 million as of September 30, 2009, the largest portion of which was in the West region, were impaired. As a result, during the fourth quarter of fiscal 2009, we recorded impairment charges of $174.9 million to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $988.9 million in the same period of the prior year. The fourth quarter charges combined with impairment charges recorded earlier in the year resulted in total inventory impairment charges of $377.8 million and $2,372.6 million during fiscal 2009 and 2008, respectively. In performing our quarterly inventory impairment analyses during fiscal 2009, we utilized a range of discount rates for communities of 14% to 20% which reflects an increase from the range of 12% to 18% we would have used for these communities in fiscal 2008. The increased discount rates reflect our estimate of the increased level of market risk present in the homebuilding and related mortgage lending industries. The impact of the increase in the discount rates on the current quarter and fiscal 2009 inventory impairment charges was an increase of $9.9 million and $18.9 million, respectively.

We perform our impairment analysis based on total inventory at the community level. When an impairment charge for a community is determined, the charge is then allocated to each lot in the community in the same manner as land and development costs are allocated to each lot. The inventory within each community is categorized as construction in progress and finished homes, residential land and lots developed and under development, and land held for development, based on the stage of production or plans for future development. During fiscal 2009, approximately 85% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 15% of the charges were recorded to construction in progress and finished homes inventory, compared to 79% and 21%, respectively, in fiscal 2008.

Of the remaining $541.8 million carrying value of communities with impairment indicators which were determined not to be impaired at September 30, 2009, the largest concentrations were in California (21%), Texas (16%), Illinois (9%), Florida (9%) and Arizona (8%). It is possible that our estimate of undiscounted cash flows from these communities may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to construct the homes. The pricing and incentive levels are often inter-related with sales pace within a community such that a price reduction can be expected to increase the sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new homes and existing homes which may result from foreclosures. If conditions in the broader economy, homebuilding industry or specific markets in which we operate worsen beyond current expectations, and as we re-evaluate specific community pricing and incentives, construction and development plans, and our overall land sale strategies, we may be required to evaluate additional communities or re-

evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges.

Based on our quarterly reviews of land and lot option contracts, we have written off earnest money deposits and pre-acquisition costs related to land and lot option contracts which we no longer plan to pursue. During fiscal 2009 and 2008, we wrote off $29.9 million and $111.9 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts. At September 30, 2009, outstanding earnest money deposits and pre-acquisition costs associated with our portfolio of land and lot option purchase contracts totaled $9.4 million and $8.1 million, respectively. The largest concentrations of these balances were in the South Central (53%) and West (25%) regions. If the current weak homebuilding market conditions persist and we are unable to successfully renegotiate certain land or lot purchase contracts or our sales volumes do not justify additional land or lot purchases, we may write off additional earnest money deposits and pre-acquisition costs.

The inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 1,130 basis points in fiscal 2009, compared to 3,810 basis points in the fiscal 2008.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities decreased by $268.8 million, or 34%, to $523.0 million in 2009 from $791.8 million in 2008. As homebuilding revenues declined at a faster pace than SG&A expense, when expressed as a percentage of homebuilding revenues, SG&A expense increased 240 basis points, to 14.5% in 2009 from 12.1% in 2008. The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 52% and 53% of SG&A costs in 2009 and 2008, respectively. These costs decreased $145.7 million, or 35%, to $272.2 million in 2009 from $417.9 million in 2008. This decrease was largely due to our continued efforts to align the number of employees to match our current and anticipated home closing levels, as well as a decrease in incentive compensation. Our homebuilding operations employed approximately 2,300 and 3,100 employees at September 30, 2009 and 2008, respectively. Most other SG&A cost components also decreased in fiscal 2009 as compared to fiscal 2008, as a result of our efforts to reduce all costs throughout the company. The most substantial decreases occurred in advertising and depreciation.

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

Interest Incurred

We capitalize homebuilding interest costs to inventory during active development and construction. Due to our inventory reduction strategies and slowing or suspending land development in certain communities, our inventory under active development and construction (“active inventory”) has been lower than our debt level and a portion of our interest incurred must be expensed. We expensed $95.7 million of homebuilding interest during fiscal 2009, compared to $39.0 million of interest during fiscal 2008 since the ratio of our active inventory to debt declined during that period.

Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, was 3.9% of total home and land/lot cost of sales in both 2009 and 2008. Interest incurred is related to the average level of our homebuilding debt outstanding during the period. Comparing fiscal 2009 with fiscal 2008, interest incurred related to homebuilding debt decreased 17% to $196.8 million, primarily due to an 11% decrease in our average homebuilding debt.

Gain/Loss on Early Retirement of Debt

During fiscal 2009, in addition to repaying maturing senior notes, we repurchased a total of $380.3 million principal amount of various issues of our senior notes prior to their maturity. These notes were repurchased primarily through unsolicited transactions for an aggregate purchase price of $368.0 million, plus accrued interest. We recognized a gain of $11.5 million related to these repurchases, which represents the difference between the principal amount of the notes and the aggregate purchase price, less any unamortized discounts and fees. Partially offsetting this gain was a $7.6 million loss resulting from the write-off of unamortized fees in connection with the early termination of our revolving credit facility in May 2009. These transactions resulted in a net gain of $3.9 million during fiscal 2009.

The loss on early retirement of debt of $2.6 million during fiscal 2008 was primarily due to the write-off of unamortized fees associated with reducing the size of our revolving credit facility in June 2008.

Other Income

Other income, net of other expenses, associated with homebuilding activities was $12.8 million in 2009, compared to $9.1 million in 2008. The largest component of other income in both years was interest income.

Goodwill

In performing our annual impairment analysis as of September 30, 2009, we estimated the fair value of our operating segments utilizing the expected present values of future cash flows. As a result of this analysis, we determined that our goodwill balance of $15.9 million, all of which relates to our South Central reporting segment, was not impaired based on the estimated fair value of the reporting segment exceeding the carrying value of the reporting segment. During fiscal 2008, we recorded a goodwill impairment charge of $79.4 million, all of which related to our Southwest reporting segment.

The goodwill assessment procedures require us to make comprehensive estimates of future revenues and costs. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.

Homebuilding Results by Reporting Region

	Fiscal Year Ended September 30,
	2009			2008
		Homebuilding			Homebuilding
		Income (Loss)	% of		Income (Loss)	% of
	Homebuilding	Before	Region	Homebuilding	Before	Region
	Revenues	Income Taxes (1)	Revenues	Revenues	Income Taxes (1)	Revenues
	(In millions)

East	$347.1	$(95.3)	(27.5)%	$589.9	$(332.5)	(56.4)%
Midwest	314.5	(104.4)	(33.2)%	546.7	(184.3)	(33.7)%
Southeast	570.8	(72.4)	(12.7)%	820.8	(507.7)	(61.9)%
South Central	1,010.2	6.1	0.6%	1,452.2	(9.0)	(0.6)%
Southwest	396.8	(45.7)	(11.5)%	1,170.9	(366.7)	(31.3)%
West	964.5	(225.1)	(23.3)%	1,938.1	(1,266.7)	(65.4)%

	$3,603.9	$(536.8)	(14.9)%	$6,518.6	$(2,666.9)	(40.9)%

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to operating our corporate office.

East Region — Homebuilding revenues decreased 41% in 2009 compared to 2008, primarily due to a 37% decrease in the number of homes closed, with the largest decreases in our New Jersey and Carolina markets. The region reported a loss before income taxes of $95.3 million in 2009, compared to a loss of $332.5 million in 2008. The losses were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $64.9 million and $288.4 million in fiscal 2009 and 2008, respectively. The region’s gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased 390 basis points in fiscal 2009 compared to fiscal 2008. The increase was a result of the average cost of our homes declining by more than the average selling prices due to the effects of prior inventory impairments on homes closed during 2009.

Midwest Region — Homebuilding revenues decreased 42% in 2009 compared to 2008, primarily due to a 40% decrease in the number of homes closed, with the largest decreases in our Denver market. The region reported a loss before income taxes of $104.4 million in 2009, compared to a loss of $184.3 million in 2008. The losses were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $54.7 million and $163.3 million in fiscal 2009 and 2008, respectively. The region’s home sales gross profit percentage decreased 540 basis points in fiscal 2009 compared to fiscal 2008. The decrease was a result of lower margins in our Chicago and Denver markets, as well as higher warranty costs on previously closed homes in our Denver market. Additionally, our revenues declined at a greater rate than our SG&A expense, which also contributed to the loss before income taxes in 2009.

Southeast Region — Homebuilding revenues decreased 30% in 2009 compared to 2008, primarily due to a 20% decrease in the number of homes closed, as well as a 12% decrease in the average selling price of those homes. The region reported a loss before income taxes of $72.4 million in 2009, compared to a loss of $507.7 million in 2008. The losses were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $38.0 million and $457.5 million in fiscal 2009 and 2008, respectively. The region’s home sales gross profit percentage increased 340 basis points in fiscal 2009 compared to fiscal 2008. The increase was a result of the average cost of our homes declining by more than the average selling prices due to the effects of prior inventory impairments on homes closed during 2009, and was partially offset by estimated warranty costs related to homes in one market in Florida which we have found to or suspect may contain Chinese Drywall.

South Central Region — Homebuilding revenues decreased 30% in 2009 compared to 2008, due to a 28% decrease in the number of homes closed. The region reported income before income taxes of $6.1 million in fiscal 2009, compared to a loss before income taxes of $9.0 million in fiscal 2008. The improvement was due in part to a decrease in inventory impairment charges and earnest money and pre-acquisition cost write-offs, which were $20.0 million and $72.4 million in fiscal 2009 and 2008, respectively. The region’s home sales gross profit percentage increased 50 basis points in fiscal 2009 compared to fiscal 2008 due to the effects of prior inventory impairments on homes closed during 2009. These improvements were partially offset by our SG&A expenses decreasing at a slower rate, 23%, than our homebuilding revenues.

Southwest Region — Homebuilding revenues decreased 66% in 2009 compared to 2008, due to a 60% decrease in the number of homes closed, primarily in our Phoenix market, as well as decreases in the average selling price of homes in the region. The region reported a loss before income taxes of $45.7 million in 2009, compared to a loss of $366.7 million in 2008. The losses were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $39.4 million and $330.7 million in fiscal 2009 and 2008, respectively. In fiscal 2008, goodwill impairment charges of $79.4 million also contributed to the loss. The region’s revenues declined at a greater rate than its SG&A expense, which also contributed to the loss before income taxes in 2009. The region’s home sales gross profit percentage increased 110 basis points in fiscal 2009 compared to fiscal 2008 due to the effects of prior inventory impairments on homes closed during 2009.

West Region — Homebuilding revenues decreased 50% in 2009 compared to 2008, due to a 37% decrease in the number of homes closed, as well as a 14% decrease in the average selling price of those homes. The largest decreases in homes closed occurred in our Northern California markets. The region reported a loss before income taxes of $225.1 million in 2009, compared to a loss of $1.3 billion in 2008. The losses were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $190.7 million and $1.2 billion in fiscal 2009 and 2008, respectively. The region’s home sales gross profit percentage increased 450 basis points in fiscal 2009 compared to fiscal 2008. The increase was a result of the average cost of our homes declining by more than the average selling prices due to the effects of prior inventory impairments on homes closed during 2009.

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

The following tables set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the fiscal years ended September 30, 2008 and 2007. We have restated the 2007 amounts between reporting segments to conform to the current year presentation, reflecting the change in our reporting segments which occurred in fiscal 2008.

	Net Sales Orders (1)
	Fiscal Year Ended September 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2008	2007	Change	2008	2007	Change	2008	2007	Change

East	1,602	3,085	(48)%	$396.3	$792.3	(50)%	$247,400	$256,800	(4)%
Midwest	1,633	3,065	(47)%	425.3	887.0	(52)%	260,400	289,400	(10)%
Southeast	3,235	5,206	(38)%	637.6	1,130.4	(44)%	197,100	217,100	(9)%
South Central	7,266	9,740	(25)%	1,293.3	1,723.5	(25)%	178,000	177,000	1%
Southwest	2,982	6,017	(50)%	551.6	1,140.7	(52)%	185,000	189,600	(2)%
West	4,533	6,574	(31)%	1,373.1	2,556.7	(46)%	302,900	388,900	(22)%

	21,251	33,687	(37)%	$4,677.2	$8,230.6	(43)%	$220,100	$244,300	(10)%

	Sales Order Cancellations
	Fiscal Year Ended September 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate(2)
	2008	2007	2008	2007	2008	2007

East	1,138	1,577	$269.6	$407.6	42%	34%
Midwest	464	1,002	140.3	307.5	22%	25%
Southeast	2,069	3,049	469.0	742.3	39%	37%
South Central	4,381	5,111	751.9	885.8	38%	34%
Southwest	3,742	5,244	766.6	1,234.2	56%	47%
West	2,378	4,259	851.3	1,718.0	34%	39%

	14,172	20,242	$3,248.7	$5,295.4	40%	38%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers, net of sales contract cancellations.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders decreased 43%, to $4,677.2 million (21,251 homes) in 2008 from $8,230.6 million (33,687 homes) in 2007, reflecting the continued reduction of demand for new homes in most homebuilding markets during fiscal 2008. Factors that contributed to the slowing of demand included a high level of new and existing homes for sale, which included foreclosed homes for sale, a decrease in the availability of mortgage financing for many potential homebuyers which was further impacted by the uncertainty in the financial markets and a decline in homebuyer consumer confidence.

In comparing fiscal 2008 to fiscal 2007, the value of net sales orders decreased significantly in all six of our market regions. These decreases were primarily due to substantially similar decreases in the number of homes sold in the respective region. Particularly in our West region, the decline in average selling price also contributed to the decline in the value of net sales orders.

The average price of our net sales orders decreased 10%, to $220,100 in 2008 from $244,300 in 2007. The average price of our net sales orders decreased significantly in our West region, and to a lesser extent in our Midwest and Southeast regions, due primarily to price reductions and increased incentives in our California, Las Vegas, Denver and Florida markets. In general, our pricing is dependent on the demand for our homes, and declines in our average selling prices during fiscal 2008 were due in large part to increases in the use of price reductions and sales incentives in order to attempt to achieve an appropriate sales absorption pace. Further, as the inventory of existing homes for sale, which included an increasing number of foreclosed homes, continued to be high, it led to the need to ensure our pricing was competitive with comparable existing home sales prices.

Our annual cancellation rate was 40% in fiscal 2008, compared to 38% in fiscal 2007. Our cancellation rate in the fourth quarter of fiscal 2008 was 47%, which was primarily attributable to cancellations in our Southwest region, particularly in our Arizona markets. These elevated cancellation rates reflect the challenges encountered in most of our homebuilding markets, including the inability of many prospective homebuyers to sell their existing homes, the continued erosion of buyer confidence and further credit tightening in the mortgage markets. The impact of the credit tightening became apparent in our cancellation rates in late fiscal 2007 and into fiscal 2008 as the mortgage products many buyers had selected were no longer available or the buyers could no longer qualify due to stricter underwriting guidelines. The shortage of liquidity in the financial markets during fiscal 2008 further restricted the availability of credit.

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

Sales Order Backlog

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

	Homes Closed and Home Sales Revenue
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

Home Sales Revenue

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

Revenues from home sales in fiscal 2008 and 2007 were increased by $26.8 million and $58.0 million, respectively, from changes in deferred profit. As of September 30, 2008, the balance of deferred profit was $5.8 million, compared to $32.6 million at September 30, 2007. The decline was mainly due to the reduced availability of the mortgage types whose use generally resulted in the profit deferral.

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

Home Sales Gross Profit

Gross profit from home sales decreased by 63%, to $691.2 million in 2008, from $1,848.9 million in 2007, and, as a percentage of home sales revenues, decreased 600 basis points, to 11.2%. The primary factor reducing our home sales gross profit margin was the difficult market conditions discussed above, which narrowed the range between our selling prices and costs of our homes in most of our markets, causing a decline of approximately 430 basis points in home sales gross profit as a percentage of home sales revenues. Due to the sales environment in many of our markets, we offered a variety of incentives and price concessions, which affected our gross profit margin by reducing the selling price of the home or increasing the cost of the home without a proportional increase in the selling price. We also offered greater discounts and incentives to sell our inventory of completed homes, which was at a higher than desired level. This strategy helped reduce our completed homes in inventory, but also contributed to a decline in our home sales gross profit. Additionally, our home sales gross margin decreased approximately 210 basis points due to an increase in the amortization of capitalized interest and property taxes as a percentage of home sales revenues, and 10 basis points due to the recognition of a lesser amount of previously deferred gross profit during 2008 compared to 2007. These decreases were partially offset by an improvement of 50 basis points due to a decrease in warranty and construction defect expenses as a percentage of home sales revenues.

Land Sales Revenue and Gross Profit

Land sales revenues decreased 4% to $354.3 million in 2008, from $367.6 million in 2007. The gross profit percentage from land sales decreased to 8.5% in 2008, from 22.9% in 2007. Due to the significant decline in demand for new homes, we reduced our expectations of future home closing volumes, as well as our expected need for land and lots in the future. Consequently, during the fourth quarter of fiscal 2008, we sold a significant amount of land and lots through numerous transactions to generate cash flows, reduce our future carrying costs and land development obligations, and lower our inventory supply in certain markets. Consummating these transactions during fiscal 2008 allowed us to monetize a larger portion of our deferred tax assets through a loss carryback to fiscal 2006 resulting in an increase in our expected tax refund. The terms of certain of these land and lot sales, primarily related to our continuing involvement with the properties, resulted in the deferral of the recognition of the sale transaction in some cases. Consequently, $21.7 million of inventory, reflecting its fair value, was recorded as a component of inventory not owned.

Inventory Impairments and Land Option Cost Write-offs

	Fiscal Year Ended September 30,
	2008			2007
		Land Option
		Cost			Land Option
	Inventory	Write-Offs		Inventory	Cost
	Impairments	(Recoveries)	Total	Impairments	Write-Offs	Total
			(In millions)

East	$256.2	$32.2	$288.4	$72.3	$9.2	$81.5
Midwest	161.8	1.5	163.3	152.8	14.5	167.3
Southeast	448.4	9.1	457.5	181.6	28.6	210.2
South Central	67.2	5.2	72.4	10.4	14.2	24.6
Southwest	264.9	65.8	330.7	25.6	1.2	26.8
West	1,174.1	(1.9)	1,172.2	779.5	39.6	819.1

	$2,372.6	$111.9	$2,484.5	$1,222.2	$107.3	$1,329.5

Carrying Values of Potentially Impaired and Impaired Communities

	At September 30, 2008
				Analysis of Communities with Impairment Charges
				Recorded at September 30, 2008
		Inventory with			Inventory
	Total	Impairment Indicators			Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
			(Values in millions)

East	105	46	$436.9	19	$163.8	$79.0
Midwest	62	20	204.8	9	93.6	58.4
Southeast	176	78	485.5	37	241.7	153.7
South Central	241	57	207.1	15	38.1	30.5
Southwest	79	25	237.1	15	158.7	105.7
West	178	80	614.8	32	271.9	175.8

	841	306	$2,186.2	127	$967.8	$603.1

Carrying Values of Potentially Impaired and Impaired Communities

	At September 30, 2007
				Analysis of Communities with Impairment Charges
		Inventory with		Recorded at September 30, 2007
		Impairment Indicators			Inventory
	Total				Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
			(Values in millions)

East	131	32	$210.0	5	$27.9	$21.7
Midwest	77	19	101.0	9	41.7	34.2
Southeast	191	53	573.1	18	152.6	110.0
South Central	286	39	219.0	8	35.4	25.3
Southwest	89	16	278.6	2	11.9	9.7
West	225	74	1,240.7	49	671.0	461.3

	999	233	$2,622.4	91	$940.5	$662.2

(1)	A community may consist of land held for development, residential land and lots developed and under development, and construction in progress and finished homes. A particular community often includes inventory in more than one category. Further, a community may contain multiple parcels with varying product types (e.g. entry level and move-up single family detached, as well as attached product types). Some communities do not have any homes under construction nor finished homes, and no current home sales efforts or activity.

Inventory Impairments and Land Option Cost Write-offs

During fiscal 2008, when we performed our quarterly inventory impairment analyses, the assumptions utilized reflected our outlook for the homebuilding industry and its impact on our business. This outlook incorporated our belief that housing market conditions might continue to deteriorate, and that these challenging conditions would persist for some time. Accordingly, our impairment evaluation as of September 30, 2008 again indicated a significant number of communities with impairment indicators. Communities with a combined carrying value of $2,186.2 million as of September 30, 2008, had indicators of potential impairment and were evaluated for impairment. The analysis of each of these communities generally assumed that sales prices in future periods would be equal to or lower than current sales order prices in each community or for comparable communities in order to generate an acceptable absorption rate. While it is difficult to determine a timeframe for a given community in the current market conditions, we estimated the remaining lives of these communities to range from six months to in excess of ten years. Through this evaluation process, we determined that communities with a carrying value of $967.8 million as of September 30, 2008, the largest portions of which were in the West and Southeast regions, were impaired. As a result, during the fourth quarter of fiscal 2008, we recorded impairment charges of $364.7 million to reduce the carrying value of the impaired communities to their estimated fair value.

Due to the significant decline in demand for new homes, we reduced our expectations of future home closing volumes, as well as our expected need for land and lots in the future. Consequently, during the fourth quarter of fiscal 2008, we sold a significant amount of land and lots. In connection with these land and lot sales, we recorded impairment charges of $624.2 million to reduce the $814.4 million carrying value of this inventory to its net realizable value. Including impairments related to land sales, impairment charges during the fourth quarter of fiscal 2008 totaled $988.9 million, as compared to $278.3 million in the prior year period. The fourth quarter charges combined with impairment charges recorded earlier in the year resulted in total inventory impairment charges of $2,372.6 million and $1,222.2 million during fiscal 2008 and 2007, respectively. During fiscal 2008, excluding impairments related to land sales, approximately 79% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 21% of the charges were recorded to residential construction in progress and finished homes inventory, compared to 74% and 26%, respectively, in fiscal 2007.

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

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities decreased by $349.7 million, or 31%, to $791.8 million in 2008 from $1,141.5 million in 2007. As a percentage of homebuilding revenues, SG&A expense increased 180 basis points, to 12.1% in 2008 from 10.3% in 2007, due to a decrease in revenues. The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 53% and 59% of SG&A costs in 2008 and 2007, respectively. Those costs decreased $254.2 million, or 38%, to $417.9 million in 2008 from $672.2 million in 2007, largely due to our continued efforts to align the number of employees to match our home closing levels, as well as a decrease in incentive compensation, which is primarily based on profitability. Our homebuilding operations employed approximately 3,100 and 5,100 employees at September 30, 2008 and 2007, respectively.

Interest Incurred

We capitalize homebuilding interest costs to inventory during development and construction. During fiscal 2007, our active inventory exceeded our debt levels; therefore, we capitalized all interest from homebuilding debt. However, due to our inventory reduction strategies, slowing or suspending land development in certain communities and limiting the construction of unsold homes, our active inventory was lower than our debt level during much of fiscal 2008. As a result, we expensed $39.0 million of homebuilding interest incurred during fiscal 2008.

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

Goodwill

In performing our annual impairment analysis as of September 30, 2008, we estimated the fair value of our operating segments utilizing the expected present values of future cash flows. As a result of this analysis, we determined that our goodwill balance related to each operating segment in our Southwest reporting segment was impaired. Consequently, during the fourth quarter, we recorded a goodwill impairment charge of $79.4 million. As of September 30, 2008, our remaining goodwill balance was $15.9 million, all of which related to our South Central reporting segment.

During fiscal 2007, we recorded goodwill impairment charges of $474.1 million, primarily related to our West reporting segment. As of September 30, 2007, allocation of our remaining goodwill balance of $95.3 million was as follows: South Central $15.9 million and Southwest $79.4 million.

Homebuilding Results by Reporting Region

	Fiscal Year Ended September 30,
	2008			2007
		Homebuilding			Homebuilding
		Income (Loss)	% of		Income (Loss)	% of
	Homebuilding	Before	Region	Homebuilding	Before	Region
	Revenues	Income Taxes (1)	Revenues	Revenues	Income Taxes (1)	Revenues
	(In millions)

East	$589.9	$(332.5)	(56.4)%	$1,092.0	$(66.1)	(6.1)%
Midwest	546.7	(184.3)	(33.7)%	1,111.5	(205.3)	(18.5)%
Southeast	820.8	(507.7)	(61.9)%	1,478.3	(131.6)	(8.9)%
South Central	1,452.2	(9.0)	(0.6)%	2,009.9	122.2	6.1%
Southwest	1,170.9	(366.7)	(31.3)%	1,882.0	192.9	10.2%
West	1,938.1	(1,266.7)	(65.4)%	3,515.1	(932.1)	(26.5)%

	$6,518.6	$(2,666.9)	(40.9)%	$11,088.8	$(1,020.0)	(9.2)%

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to operating our corporate office.

East Region — Homebuilding revenues decreased 46% in 2008 compared to 2007, primarily due to a 44% decrease in the number of homes closed, as well as a slight decrease in the average selling price of those homes. The region reported a loss before income taxes of $332.5 million in 2008, compared to a loss of $66.1 million in 2007. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $288.4 million and $81.5 million in fiscal 2008 and 2007, respectively. In fiscal 2008, inventory impairment charges included $42.7 million of impairments related to fourth quarter land sales. In fiscal 2007, goodwill impairment charges of $39.4 million also contributed to the loss. A decrease in the region’s gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) of 930 basis points in 2008 compared to 2007 also contributed to the increase in loss before income taxes. The home sales gross profit percentage declined in most of the region’s markets, many of which had very high sales cancellations resulting in unsold homes we aggressively priced to sell. Despite implementing significant cost control measures, our revenues declined at a greater rate (46%) than our SG&A expense (29%), which also contributed to the loss before income taxes in this region.

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

Southeast Region — Homebuilding revenues decreased 44% in 2008 compared to 2007, primarily due to a 41% decrease in the number of homes closed, as well as a 9% decrease in the average selling price of those homes. The region reported a loss before income taxes of $507.7 million in 2008, compared to a loss of $131.6 million in 2007. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $457.5 million and $210.2 million in fiscal 2008 and 2007, respectively. In fiscal 2008, inventory impairment charges included $116.7 million of impairments related to fourth quarter land sales. In fiscal 2007, goodwill impairment charges of $11.5 million also contributed to the loss. A decrease in the region’s home sales gross profit percentage of 990 basis points in 2008 compared to 2007 also contributed to the increase in loss before income taxes. The home sales gross profit percentage declines in our Florida markets had the greatest impact on the overall decreases. The Florida markets experienced rapid price increases in previous years which encouraged speculation in residential real estate, creating an environment that has shown not to be sustainable. The tightening in the mortgage environment, high cancellation rates and existing homes for sale by investors led to increased inventory levels, requiring price reductions and increased levels of sales incentives to compete for the reduced pool of qualified buyers, resulting in substantial gross profit declines.

South Central Region — Homebuilding revenues decreased 28% in 2008 compared to 2007, due to a 29% decrease in the number of homes closed. The region reported a loss before income taxes of $9.0 million in 2008, compared to income before income taxes of $122.2 million in 2007. The loss in fiscal 2008 was primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $72.4 million in fiscal 2008, compared to $24.6 million in 2007. In fiscal 2008, inventory impairment charges included $29.1 million of impairments related to fourth quarter land sales. In addition, the region’s home sales gross profit percentage decreased 130 basis points in 2008 compared to 2007. The decline in home sales gross profit was largely due to softening in the San Antonio market, where inventories of new and existing homes had increased, resulting in increased levels of sales incentives being offered by builders. The majority of the region’s inventory impairment charges were also in the San Antonio market.

Southwest Region — Homebuilding revenues decreased 38% in 2008 compared to 2007, due to a 35% decrease in the number of homes closed, as well as an 11% decrease in the average selling price of those homes. The region reported a loss before income taxes of $366.7 million in 2008, compared to income before income taxes of $192.9 million in 2007. The loss in fiscal 2008 was primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $330.7 million, compared to $26.8 million in 2007. In fiscal 2008, inventory impairment charges included $155.4 million of impairments related to fourth quarter land sales. A decrease in the region’s home sales gross profit percentage of 720 basis points in 2008 compared to 2007, which was largely due to declines in our Phoenix market, also contributed to the reduction in income before income taxes. The Phoenix market experienced rapid price increases in previous years which encouraged speculation in residential real estate, creating an environment that has shown not to be sustainable. The tightening in the mortgage environment, high cancellation rates and existing homes for sale by investors led to increased inventory levels, requiring price reductions and increased levels of sales incentives to compete for the reduced pool of qualified buyers, resulting in substantial gross profit declines. The increased number of foreclosed homes offered for sale in Phoenix added further pressure to sales prices. In fiscal 2008, goodwill impairment charges of $79.4 million also contributed to the loss.

West Region — Homebuilding revenues decreased 45% in 2008 compared to 2007, due to a 36% decrease in the number of homes closed, as well as a 17% decrease in the average selling price of those homes. The region reported a loss before income taxes of $1.3 billion in 2008, compared to a loss of $932.1 million in 2007. The losses were primarily due to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $1.2 billion and $819.1 million in fiscal 2008 and 2007, respectively. The majority of the inventory impairments related to communities in our California and Las Vegas markets. In fiscal 2008, inventory impairment charges included $246.7 million of impairments related to fourth quarter land sales. In fiscal 2007, goodwill impairment charges of $374.7 million contributed to the loss in fiscal 2007. A decrease in the region’s home sales gross profit percentage of 920 basis points in 2008 compared to 2007 also contributed to the increase in loss before income taxes. Although all of the region’s markets have experienced weak market conditions, the home sales gross profit percentage decline in our California and Las Vegas markets had the greatest impact on the overall decreases for the region. The California and Las Vegas markets experienced rapid, significant home price increases in previous years which contributed to gross profit increases in 2005 and continued elevated gross profits in 2006, but these price increases also strained housing affordability for many potential homebuyers there. Credit tightening in the mortgage markets also significantly limited the availability of many mortgage products used extensively by California and Las Vegas homebuyers in previous years. Increased levels of sales incentives and home price reductions were typical in these markets, as builders attempted to increase demand for homes to reduce high inventory levels and to address affordability concerns, resulting in substantial gross profit declines. The increased number of foreclosed homes offered for sale in California and Las Vegas added further pressure to sales prices.

Results of Operations — Financial Services

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the fiscal years ended September 30, 2009 and 2008:

	Fiscal Year Ended September 30,
	2009	2008	% Change

Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	11,147	16,134	(31)%
Number of homes closed by D.R. Horton	16,703	26,396	(37)%
DHI Mortgage capture rate	67%	61%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	11,245	16,458	(32)%
Total number of loans originated or brokered by DHI Mortgage	13,481	17,797	(24)%
Captive business percentage	83%	92%
Loans sold by DHI Mortgage to third parties	13,991	17,928	(22)%

	Fiscal Year Ended September 30,
	2009	2008	% Change
	(In millions)

Loan origination fees	$18.6	$24.9	(25)%
Sale of servicing rights and gains from sale of mortgages	56.8	91.0	(38)%
Recourse expense	(33.2)	(21.9)	52%

Sale of servicing rights and gains from sale of mortgages, net	23.6	69.1	(66)%
Other revenues	8.3	12.1	(31)%
Reinsurance expense	(14.9)	(4.9)	204%

Other revenues, net	(6.6)	7.2	(192)%

Total mortgage operations revenues	35.6	101.2	(65)%
Title policy premiums, net	18.1	26.3	(31)%

Total revenues	53.7	127.5	(58)%
General and administrative expense	78.1	100.1	(22)%
Interest expense	1.5	3.7	(59)%
Interest and other (income)	(10.4)	(11.4)	(9)%

Income (loss) before income taxes	$(15.5)	$35.1	(144)%

Financial Services Operating Margin Analysis

	Percentages of Financial
	Services Revenues,
	Excluding the Effects of
	Recourse Expense and Reinsurance Expense
	Fiscal Year Ended
	September 30,
	2009	2008

Recourse expense and reinsurance expense	47.2%	17.4%
General and administrative expense	76.7%	64.9%
Interest expense	1.5%	2.4%
Interest and other (income)	(10.2)%	(7.4)%
Income (loss) before income taxes	(15.2)%	22.7%

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is directly related to the number and value of homes closed by our homebuilding operations. Total first-lien loans originated or brokered by DHI Mortgage for our homebuyers decreased by 31% in fiscal 2009 compared to fiscal 2008, corresponding to the decrease in the number of homes closed of 37%. The percentage decrease in loans originated was less than the percentage decrease in homes closed due to an increase in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing), to 67% in 2009, from 61% in 2008.

Home closings from our homebuilding operations constituted 83% of DHI Mortgage loan originations in 2009, compared to 92% in 2008, reflecting DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations. The relatively lower captive percentage in the current year reflects an increase in refinancing activity as existing homeowners have taken advantage of the recent decline in mortgage interest rates.

The number of loans sold to third-party purchasers decreased by 22% in 2009 as compared to 2008. The decrease was primarily due to the decrease in the number of mortgage loans originated. Consistent with fiscal 2008, originations during fiscal 2009 continued to predominantly be eligible for sale to Fannie Mae, Freddie Mac, or GNMA (“Agency-eligible”). In fiscal 2009, approximately 99% of DHI Mortgage production and 98% of mortgage loans held for sale on September 30, 2009 were Agency-eligible.

Financial Services Revenues and Expenses

Revenues from the financial services segment decreased 58%, to $53.7 million in 2009 from $127.5 million in 2008. The decrease was primarily due to the decrease in the number of mortgage loans originated and sold, as well as an increase in recourse expense related to future loan repurchase obligations, which is a component of gains from sale of mortgages, and increases in the loss reserves for reinsured loans, which is a component of other revenues. Charges related to recourse obligations were $33.2 million in fiscal 2009, compared to $21.9 million in fiscal 2008. The increase in recourse expense is a result of increasing our loan loss reserves during fiscal 2009 due to increased expectations for loan repurchases and related losses caused by additional repurchase requests arising under the limited recourse provisions. The calculation of our required repurchase loss reserve is based upon an analysis of repurchase requests received, our actual repurchases and losses through the disposition of such, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, if actual repurchases or if the losses incurred resolving those repurchases exceed our expectations, additional recourse expense may be incurred. Also, a subsidiary of ours reinsured a portion of private mortgage insurance written on loans originated by DHI Mortgage in prior years. Charges to increase reserves for expected losses on the reinsured loans were $14.9 million and $4.9 million during fiscal 2009 and 2008, respectively.

Additionally, revenues during fiscal 2008 included the recognition of an additional $8.8 million of revenues related to the adoption of the FASB’s authoritative guidance for written loan commitments which was adopted on January 1, 2008. The guidance requires that the expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. The effect of this guidance in fiscal 2009 was a $4.3 million decrease in revenues.

General and administrative (G&A) expense associated with financial services decreased 22%, to $78.1 million in 2009 from $100.1 million in 2008. The largest component of our financial services G&A expense is employee compensation and related costs, which represented 75% and 71% of G&A costs in 2009 and 2008, respectively. These costs decreased 18%, to $58.3 million in 2009 from $70.8 million in 2008, as we have continued to align the number of employees with current and anticipated loan origination and title service levels. Our financial services operations employed approximately 600 and 700 employees at September 30, 2009 and 2008, respectively.

As a percentage of financial services revenues, excluding the effects of recourse expense and reinsurance expense, G&A expense increased to 76.7% in 2009, from 64.9% in 2008. The increase was primarily due to the reduction in revenue resulting from the decrease in mortgage loan volume during fiscal 2009, as well as higher revenues in the prior year due to the adoption of the authoritative guidance for written loan commitments. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur as some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

The following tables set forth key operating and financial data for our financial services operations for the fiscal years ended September 30, 2008 and 2007:

	Fiscal Year Ended September 30,
	2008	2007	% Change

Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	16,134	27,411	(41)%
Number of homes closed by D.R. Horton	26,396	41,370	(36)%
DHI Mortgage capture rate	61%	66%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	16,458	34,394	(52)%
Total number of loans originated or brokered by DHI Mortgage	17,797	36,180	(51)%
Captive business percentage	92%	95%
Loans sold by DHI Mortgage to third parties	17,928	36,147	(50)%

	Fiscal Year Ended September 30,
	2008	2007	% Change
	(In millions)

Loan origination fees	$24.9	$43.5	(43)%
Sale of servicing rights and gains from sale of mortgages	91.0	123.8	(26)%
Recourse expense	(21.9)	(26.0)	(16)%

Sale of servicing rights and gains from sale of mortgages, net	69.1	97.8	(29)%
Other revenues	12.1	24.3	(50)%
Reinsurance expense	(4.9)	(0.2)	2,350%

Other revenues, net	7.2	24.1	(70)%

Total mortgage operations revenues	101.2	165.4	(39)%
Title policy premiums, net	26.3	42.3	(38)%

Total revenues	127.5	207.7	(39)%
General and administrative expense	100.1	153.8	(35)%
Interest expense	3.7	23.6	(84)%
Interest and other (income)	(11.4)	(38.5)	(70)%

Income before income taxes	$35.1	$68.8	(49)%

Financial Services Operating Margin Analysis

	Percentages of Financial
	Services Revenues,
	Excluding the Effects of
	Recourse Expense and Reinsurance Expense
	Fiscal Year Ended
	September 30,
	2008	2007

Recourse expense and reinsurance expense	17.4%	11.2%
General and administrative expense	64.9%	65.8%
Interest expense	2.4%	10.1%
Interest and other (income)	(7.4)%	(16.5)%
Income before income taxes	22.7%	29.4%

Mortgage Loan Activity

Total first-lien loans originated or brokered by DHI Mortgage for our homebuyers decreased by 41% in fiscal 2008 compared to fiscal 2007, corresponding to the decrease in the number of homes closed of 36%. The percentage decrease in loans originated was greater than the percentage decrease in homes closed due to a decline in our mortgage capture rate to 61% in 2008, from 66% in 2007, as DHI Mortgage reduced the number of homebuilding markets it supports.

Home closings from our homebuilding operations constituted 92% of DHI Mortgage loan originations in 2008, compared to 95% in 2007, reflecting DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations. The number of loans sold to third-party purchasers decreased by 50% in 2008 as compared to 2007. The decrease was primarily due to the decrease in the number of mortgage loans originated.

During fiscal 2007, the market for certain non-traditional mortgage loans changed substantially, resulting in the reduced availability of some loan products that had previously been available to borrowers. The affected loan products were generally characterized by high combined loan-to-value ratios in combination with less required documentation than traditional mortgage loans. Such loan products declined substantially as a percentage of total originations during fiscal 2007, primarily in the third and fourth quarters. As a percentage of total loans originated, originations of traditional conforming, conventional loans and FHA or VA insured loans increased significantly during the fourth quarter of fiscal 2007, to approximately 90%, corresponding to the reduction in non-traditional mortgage loans. Consistent with the second half of fiscal 2007, originations during fiscal 2008 continued to be predominantly traditional conforming, conventional loans and FHA or VA insured loans.

Financial Services Revenues and Expenses

Revenues from the financial services segment decreased 39%, to $127.5 million in 2008 from $207.7 million in 2007. The decrease was primarily due to the decrease in the number of mortgage loans originated and sold, although during fiscal 2008, the effect of decreased loan volume was partially offset by the recognition of an additional $8.8 million of revenues related to the adoption of the FASB’s authoritative guidance for written loan commitments on January 1, 2008. Additionally, we increased our loan loss reserve from $24.6 million at September 30, 2007, to $30.5 million at September 30, 2008 to provide for estimated losses predominantly on loans held in portfolio and loans held for sale. Charges related to recourse obligations declined to $21.9 million in fiscal 2008 from $26.0 million in fiscal 2007. Recourse expense is a component of gains from sale of mortgages.

G&A expense associated with financial services decreased 35%, to $100.1 million in 2008 from $153.8 million in 2007. The largest component of our financial services G&A expense is employee compensation and related costs, which represented 71% and 75% of G&A costs in 2008 and 2007, respectively. These costs decreased 38%, to $70.8 million in 2008 from $114.9 million in 2007, as we have continued to align the number of employees with current and anticipated loan origination and title service levels. Our financial services operations employed approximately 700 and 1,100 employees at September 30, 2008 and 2007, respectively.

As a percentage of financial services revenues, excluding the effects of recourse expense and reinsurance expense, G&A expense decreased to 64.9% in 2008, from 65.8% in 2007. The decrease was primarily due to the effect of the additional revenue recognized upon adopting the authoritative guidance for written loan commitments in fiscal 2008, largely offset by the reduction in revenue resulting from the decrease in mortgage loan volume during fiscal 2008. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur as some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

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

Results of Operations — Consolidated

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008

Loss before Income Taxes

Loss before income taxes for fiscal 2009 was $552.3 million, compared to $2,631.8 million for fiscal 2008. The decrease in our consolidated loss was primarily due to significantly lower inventory impairment charges during fiscal 2009, as well as a decrease in our SG&A expense. These improvements were slightly offset by a decrease in the amount of our home sales gross profit due to a reduction in revenues. Further deterioration of market conditions in the homebuilding industry and related availability of mortgage financing may further negatively impact our financial results, and may also result in further asset impairment charges against income in future periods.

Income Taxes

In fiscal 2009, we recorded a benefit from income taxes of $7.0 million, which relates primarily to adjustments to the tax provision recorded for fiscal year 2008 resulting from the finalization and filing of the tax return for that year. In fiscal 2008, we recorded a provision for income taxes of $1.8 million. We do not have meaningful effective tax rates in these years because of losses from operations before taxes, the impact of valuation allowances on our net deferred tax assets and impairment of nondeductible goodwill.

We had income tax receivables of $293.1 million and $676.2 million at September 30, 2009 and 2008, respectively. In December 2008, we received a federal income tax refund of $621.7 million with respect to our 2008 year. We received $113.0 million of the $293.1 million receivable in the form of a tax refund during October 2009. A substantial portion of the remaining tax receivable at September 30, 2009 is due to the carryback of federal tax losses generated in fiscal 2009 that can be carried back against fiscal 2007 taxable income. We also had $11.1 million of income tax receivables for state operating loss carrybacks at September 30, 2009.

At September 30, 2009, we had a federal net operating loss carryforward of $422 million that will expire in fiscal 2029 and tax benefits for state net operating loss carryforwards of $81.4 million that expire (beginning at various times depending on the tax jurisdiction) from fiscal 2013 to fiscal 2029. We also had minimum tax credit carryforwards of $17.6 million that carry no expiration date.

At September 30, 2009 and 2008, we had net deferred tax assets of $1,124.4 million and $1,174.8 million, respectively, offset by valuation allowances of $1,124.4 million and $961.3 million, respectively. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws also affect actual tax results and the valuation of deferred tax assets over time.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and amended Section 172 of the Internal Revenue Code to allow the net operating loss realized in one or the other of tax years 2008 or 2009 (our fiscal 2009 or 2010) to be carried back up to five years (previously limited to a two-year carryback). We are evaluating the impact of this legislative change. We will be able to carry back either fiscal 2009 or 2010 taxable losses five years and receive a refund of previously paid federal income taxes in excess of that recognized in the September 30, 2009 consolidated balance sheet. We currently anticipate that such additional refund will approximate $200 million and will likely be recognized in our financial statements as a reduction of our valuation allowance for deferred tax assets in the first quarter of fiscal 2010.

The benefits of our net operating loss and minimum tax credit carryforwards, as well as our unrealized built-in losses, would be reduced or potentially eliminated if we experienced an ownership change as defined by Internal Revenue Code Section 382 (Section 382). We do not believe we have experienced such an ownership change as of September 30, 2009; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% stockholders and the conversion of our outstanding convertible senior notes, over which we have no control. In August 2009, our Board of Directors adopted a Section 382 rights agreement as a measure intended to deter such an ownership change in order to preserve these tax attributes. The Section 382 rights agreement, however, may not prevent an ownership change. Moreover, it will expire by its terms in 2010 if it is not approved when we submit it to our stockholders for their approval.

During fiscal 2009 and 2008, we recognized interest and penalties with respect to income taxes of $3.0 million and $4.0 million, respectively, in our consolidated statements of operations, and at September 30, 2009 and 2008, our total accrued interest and penalties relating to unrecognized income tax benefits was $6.2 million and $4.9 million, respectively. As of September 30, 2009 and 2008, our total unrecognized income tax benefits were $24.0 million and $18.7 million, respectively. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. The total amount of unrecognized tax benefits includes interest, penalties, and the tax benefit relating to the deductibility of interest and state income taxes. All tax positions, if recognized, would affect our effective income tax rate. We do not expect the total amount of unrecognized tax benefits to significantly decrease or increase within twelve months of the current reporting date.

We are subject to federal income tax and to income tax in multiple states. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2006 through 2009. We are currently being audited by various states. The IRS concluded its examination of our tax returns for 2004 and 2005 in February 2009 which resulted in the assessment of $7.5 million of additional federal and state income tax and interest.

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

Loss before Income Taxes

Loss before income taxes for fiscal 2008 was $2,631.8 million, compared to $951.2 million for fiscal 2007. The increase in our consolidated loss was primarily due to significantly higher inventory impairment charges during fiscal 2008 and a decrease in the amount of our home sales gross profit due to a reduction in revenues. These improvements were partially offset by decreases in goodwill impairment charges and SG&A expense during fiscal 2008.

Income Taxes

Due to the challenging market conditions in the homebuilding industry, we recorded significant impairment charges for both inventory and goodwill during fiscal 2007 and 2008, and were in a three-year cumulative pre-tax loss position for fiscal years 2006 through 2008. While we had a long history of profitable operations prior to the downturn in the homebuilding industry, the cumulative loss position was significant negative evidence in assessing the recoverability of our deferred tax assets. Therefore, in fiscal 2008 we recorded a valuation allowance on our deferred tax assets, representing those deferred tax asset amounts for which ultimate realization is dependent upon the generation of future taxable income during the periods in which the related temporary differences become deductible.

During fiscal 2008, particularly in the fourth quarter, we sold a significant amount of land and lots through numerous transactions to generate cash flows, reduce our future carrying costs and land development obligations, and lower our inventory supply in certain markets to match our expectations of future demand. These transactions, combined with the results of all of our operations in this difficult housing environment, generated a net operating tax loss that was carried back to fiscal 2006 and resulted in a federal income tax refund. Consequently, we recorded a $676.2 million federal income tax receivable relating to the net operating loss carryback refund claim at September 30, 2008.

In fiscal 2008, the provision for income taxes was $1.8 million, which reflects the effect of the establishment of the deferred tax asset valuation allowance as discussed above. In fiscal 2007, the benefit from income taxes was $238.7 million, corresponding to the loss before income taxes for the year. Our effective tax rate for fiscal 2008 differs from the statutory rate, primarily because of the establishment of the valuation allowance.

Overview of Capital Resources and Liquidity

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt securities. In light of the challenging homebuilding market conditions experienced over the past few years, we have been operating with a primary focus to generate cash flows through reductions in assets. The generation of cash flow has allowed us to increase our liquidity and strengthen our balance sheet and has placed us in a position to be able to invest in market opportunities as they arise. We do not expect to generate as much cash from asset reductions in fiscal 2010 as we have in the past three fiscal years. Depending upon future homebuilding market conditions and our expectations for such, we may use a portion of our cash balances to increase our assets. We intend to maintain adequate liquidity and balance sheet strength, and we will continue to evaluate opportunities to access the capital markets as they become available.

At September 30, 2009, our ratio of net homebuilding debt to total capital was 36.3%, a decrease of 730 basis points from 43.6% at September 30, 2008. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash divided by total capital net of cash (homebuilding notes payable net of cash plus stockholders’ equity). The decrease in our ratio of net homebuilding debt to total capital at September 30, 2009 as compared with the ratio a year earlier was primarily due to our higher cash balance resulting from generating cash flows from operations and lower debt balance resulting from retiring maturing senior notes and repurchasing senior notes, which was partially offset by the decrease in retained earnings. Our ratio of net homebuilding debt to total capital remains within our target operating range of below 45%. We believe that our strong balance sheet and liquidity position will allow us to be flexible in reacting to changing market conditions. However, future period-end net homebuilding debt to total capital ratios may be higher than the 36.3% ratio achieved at September 30, 2009.

We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its obligation under its repurchase agreement is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include homebuilding cash as a reduction of our homebuilding debt and total capital. For comparison to our ratios of net homebuilding debt to capital above, at September 30, 2009 and 2008, our ratios of homebuilding debt to total capital, without netting cash balances, were 58.7% and 55.6%, respectively.

Historically, we used our $1.65 billion unsecured revolving credit facility as a partial source of funding for our homebuilding operations. However, as we have generated substantial cash flows from operations and accumulated a significant cash balance, we had not borrowed under the revolving credit facility since January 2008. We had continued to pay fees associated with the unused capacity under the facility since that time despite our expectation that we would not borrow under the facility in the near term. Additionally, the financial covenants and borrowing base arrangement under the revolving credit facility imposed restrictions on our operations and activities. In early fiscal 2009, the borrowing base arrangement had limited our additional borrowing capacity to an amount well below the unused capacity, and the margin by which we had complied with the tangible net worth covenant had declined. In order to modify the financial covenants and achieve more capacity under our borrowing base arrangement, an amendment to the facility would have been required. Based on discussions with the lenders, any amendment to the facility would have likely substantially reduced the total amount of the facility and would have possibly required the funding of a cash collateral account while increasing some of the costs associated with the facility. Consequently, in accordance with the provisions of the agreement governing the revolving credit facility, we voluntarily terminated the facility in May 2009.

We believe that we will be able to fund our working capital needs for our homebuilding and financial services operations, as well as our debt obligations, through existing cash resources and the cash flows we currently expect to generate in the near term through the receipt of tax refunds during fiscal 2010, our mortgage repurchase facility and, for the longer term, the issuance of new debt or equity securities through the public capital markets as market conditions may permit.

Homebuilding Capital Resources

Cash and Cash Equivalents — At September 30, 2009, we had available homebuilding cash and cash equivalents of $1.9 billion.

Bank Credit Facility — In May 2009, we voluntarily terminated our $1.65 billion unsecured revolving credit facility, which had included a $1.0 billion letter of credit sub-facility, in accordance with the provisions of the agreement governing the facility. There were no cash borrowings and $61.0 million of standby letters of credit outstanding on the facility at the time of termination. As a result of the termination, we recognized $7.6 million of loss on early retirement of debt related to the write-off of unamortized fees in fiscal 2009. There were no penalties incurred in connection with the early termination of the revolving credit facility. Concurrent with the termination, we entered into secured letter of credit agreements with the three banks that had issued letters of credit under the revolving credit facility. The effect of these agreements was to remove the outstanding letters of credit from the facility, which required us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At September 30, 2009, the amount of cash restricted for this purpose totaled $53.3 million and is included in homebuilding restricted cash on our consolidated balance sheet.

The revolving credit facility imposed restrictions on our operations and activities by requiring us to maintain certain levels of leverage, tangible net worth and components of inventory. As a result of the termination of the facility, these restrictions are no longer in effect.

Recently Issued Public Unsecured Debt — In May 2009, we issued $500 million principal amount of 2% convertible senior notes due May 15, 2014, with interest payable semi-annually. Holders of the 2% convertible senior notes may convert all or any portion of their notes at their option at any time prior to maturity. The initial conversion rate for the notes is 76.5697 shares of our common stock per $1,000 principal amount of senior notes, equivalent to an initial conversion price of approximately $13.06 per share of our common stock. The conversion rate is subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest. Upon conversion of a 2% senior note, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof at our election. We may not redeem the notes prior to the maturity date. The annual effective interest rate of the notes is 2.6%, after giving effect to the amortization of deferred financing costs.

The indentures governing our senior notes and senior subordinated notes impose restrictions on the creation of secured debt and liens. At September 30, 2009, we were in compliance with all of the limitations and restrictions that form a part of the public debt obligations.

Shelf Registration Statements — We have an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities which we may issue from time to time in amounts to be determined.

Financial Services Capital Resources

Cash and Cash Equivalents — At September 30, 2009, the amount of financial services cash and cash equivalents was $34.5 million.

Mortgage Repurchase Facility — Our mortgage subsidiary entered into a mortgage sale and repurchase agreement (the “mortgage repurchase facility”) on March 28, 2008. The mortgage repurchase facility, which is accounted for as a secured financing, provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. On March 5, 2009, through an amendment to the repurchase agreement and transfer of the rights of each of the counterparties to one counterparty, the capacity of the facility was reduced from $275 million to $75 million, with a provision allowing an increase in the capacity to $100 million during the last five business days of a fiscal quarter and the first seven business days of the following fiscal quarter. Additionally, the amendment eliminated the minimum required net income covenant and extended the maturity date of the facility to March 4, 2010. On September 23, 2009, the repurchase agreement was further amended to increase the capacity of the facility from $75 million to $100 million, with a provision allowing an increase in the capacity to $125 million during the last five business days of a fiscal quarter and the first seven business days of the following fiscal quarter.

As of September 30, 2009, $214.6 million of mortgage loans held for sale were pledged under the repurchase arrangement, with a carrying value of $213.0 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $131.5 million, DHI Mortgage had an obligation of $68.7 million outstanding under the mortgage repurchase facility at September 30, 2009 at a 4.5% interest rate.

The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At September 30, 2009, our mortgage subsidiary was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

In the past, we have been able to renew or extend our mortgage credit facilities on satisfactory terms prior to their maturities, and obtain temporary additional commitments through amendments to the credit agreements during periods of higher than normal volumes of mortgages held for sale. The liquidity of our financial services business depends upon its continued ability to renew and extend the mortgage repurchase facility or to obtain other additional financing in sufficient capacities. A successful refinancing in the future is not assured.

Operating Cash Flow Activities

During the year ended September 30, 2009, net cash provided by our operating activities was $1.1 billion, compared to $1.9 billion during the prior year. During fiscal 2009, a significant portion of the net cash provided by our operating activities was due to a federal income tax refund of $621.7 million, resulting from the carryback of our fiscal 2008 net operating loss to fiscal 2006. Also, we continued to generate cash flows from operations by reducing our inventories during the current year. The net cash provided by our operating activities during the past three fiscal years has resulted in substantial liquidity and allows the flexibility to determine the appropriate operating strategy for each of our communities and to take advantage of opportunities in the market. While we have substantially slowed our purchases of undeveloped land and our development spending on land we own, we are purchasing or contracting to purchase finished lots in many markets in an attempt to drive sales and home closings volume and return to profitability. During this effort, we also plan to continue to manage our inventories by monitoring the aging of unsold homes and aggressively marketing our unsold, completed homes in inventory. As we work towards these goals, we expect to generate less cash flow from asset reductions than we have over the past three fiscal years. Depending upon future homebuilding market conditions and our expectations for such, we may use a portion of our cash balances to increase our assets.

Another significant source of operating cash flows in fiscal 2009 was the decrease in mortgage loans held for sale of $131.3 million during the year. The decrease in mortgage loans held for sale was due to a decrease in the number of loans originated during the fourth quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008. We expect to use cash to fund an increase in mortgage loans held for sale in quarters when our homebuilding closings grow. However, in periods when home closings are flat or decline as compared to prior periods, or if our mortgage capture rate declines, the amount of net cash used may be reduced and we may generate positive cash flows from reductions in the balances of mortgage loans held for sale as we did in fiscal 2009.

Investing Cash Flow Activities

During fiscal 2009 and 2008, we used $6.2 million and $6.6 million, respectively, to invest in purchases of property and equipment, primarily model home furniture and office equipment. These purchases are not significant relative to our total assets or cash flows, and have declined in recent quarters due to the decrease in the size of our operations. Additionally, the increase in restricted cash was due to the cash collateralization of our outstanding letters of credit during fiscal 2009.

Financing Cash Flow Activities

In fiscal 2009, the majority of our short-term financing needs have been funded with cash generated from operations and borrowings available under our financial services credit facility. Long-term financing needs of our homebuilding operations have been generally funded with the issuance of new senior unsecured debt securities through the public capital markets. In May 2009, we issued $500 million principal amount of 2% convertible senior notes due 2014. During fiscal 2009, we repaid the remaining $155.2 million principal amount of our 5% senior notes and the remaining $297.7 million principal amount of our 8% senior notes which were due in January and February, respectively. These repayments of public unsecured debt were made from our cash balances on hand. Also during fiscal 2009, primarily through unsolicited transactions, we repurchased a total of $380.3 million principal amount of various issues of senior notes for an aggregate purchase price of $368.0 million, plus accrued interest. Our homebuilding senior, convertible senior and senior subordinated notes are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries and certain insignificant subsidiaries.

During fiscal 2009, our Board of Directors approved four quarterly cash dividends of $0.0375 per common share, the last of which was paid on August 28, 2009 to stockholders of record on August 18, 2009. During fiscal 2008, cash dividends of $0.15 per common share were paid in the first and second quarters, followed by cash dividends of $0.075 in the third and fourth quarters. On November 19, 2009, our Board of Directors approved a cash dividend of $0.0375 per common share, payable on December 15, 2009, to stockholders of record on December 4, 2009. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions.

Changes in Capital Structure

In November 2008, our Board of Directors authorized the repurchase of up to $100 million of our common stock and the repurchase of up to $500 million of debt securities. The authorizations are effective from December 1, 2008 to November 30, 2009. Repurchases of senior notes through September 30, 2009 reduced the debt repurchase authorization to $222.6 million. Upon expiration of the November 2008 authorization, our Board of Directors has authorized the repurchase of up to $100 million of our common stock and the repurchase of up to $500 million of debt securities. The new authorizations are effective from December 1, 2009 to November 30, 2010.

On February 9, 2009, the Compensation Committee of our Board of Directors granted stock options to our executive officers, other officers and certain of our employees, and our Board of Directors granted stock options to our outside directors, to purchase approximately 6.1 million shares of our common stock, at a price of $9.03 per share, the closing market price of our common stock on the date of grant.

In May 2009, we voluntarily terminated our $1.65 billion unsecured revolving credit facility in accordance with the provisions of the agreement governing the facility.

In May 2009, we issued $500 million principal amount of 2% convertible senior notes due May 15, 2014, with interest payable semi-annually.

In August 2009, to preserve the tax benefits of our net operating losses and unrealized built-in losses, our Board of Directors adopted a rights agreement as a measure intended to deter an ownership change as defined by Internal Revenue Code Section 382. On August 19, 2009, our Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of our common stock. The dividend was paid on August 31, 2009 to stockholders of record on August 31, 2009.

In October 2009, through unsolicited transactions, we repurchased $1.2 million principal amount of our 9.75% senior notes due 2010 and $6.5 million principal amount of our 5.625% senior notes due 2016.

In fiscal 2008 and 2009, our primary non-operating uses of our available capital were the repayment of debt, dividend payments and the cash collateralization of our outstanding letters of credit. We continue to evaluate our alternatives for future non-operating sources and uses of our available capital, including the amounts of debt repayments, dividend payments and the level of our cash balances, based on market conditions and other circumstances, and within the constraints of our balance sheet leverage targets and our liquidity targets.

Contractual Cash Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Our primary contractual cash obligations for our homebuilding and financial services segments are payments under our debt agreements and lease payments under operating leases. Purchase obligations of our homebuilding segment represent specific performance requirements under lot option purchase agreements that may require us to purchase land contingent upon the land seller meeting certain obligations. We expect to fund our contractual obligations in the ordinary course of business through a combination of our existing cash resources, cash flows generated from operations, renewed or amended mortgage repurchase facilities and, if needed or believed advantageous, the issuance of new debt or equity securities through the public capital markets as market conditions may permit.

Our future cash requirements for contractual obligations as of September 30, 2009 are presented below:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In millions)

Homebuilding:
Notes Payable — Principal (1)	$3,215.7	$239.7	$632.8	$1,245.5	$1,097.7
Notes Payable — Interest (1)	734.4	171.8	283.2	201.9	77.5
Operating Leases	43.5	16.6	16.7	8.6	1.6
Purchase Obligations	5.3	5.3	—	—	—

Totals	$3,998.9	$433.4	$932.7	$1,456.0	$1,176.8

Financial Services:
Notes Payable — Principal (2)	$68.7	$68.7	$—	$—	$—
Notes Payable — Interest (2)	3.1	3.1	—	—	—
Operating Leases	2.0	1.3	0.7	—	—

Totals	$73.8	$73.1	$0.7	$—	$—

(1)	Homebuilding notes payable represent principal and interest payments due on our senior, convertible senior and senior subordinated notes and our secured notes.

(2)	Financial services notes payable represent principal and interest payments due on our mortgage subsidiary’s repurchase facility. The interest obligation associated with this variable rate facility is based on its effective rate of 4.5% and principal balance outstanding at September 30, 2009.

At September 30, 2009, our homebuilding operations had outstanding letters of credit of $52.0 million, all of which were cash collateralized, and surety bonds of $1.1 billion, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” under Part II of this annual report on Form 10-K.

In the ordinary course of business, we enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Within the land and lot option purchase contracts in force at September 30, 2009, there were a limited number of contracts, representing $5.3 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Also, we consolidated certain variable interest entities for which we are deemed to be the primary beneficiary, with assets of $6.5 million related to some of our outstanding land and lot option purchase contracts. Creditors, if any, of these variable interest entities have no recourse against us. Additionally, we recorded $7.8 million of land inventory not owned related to some of our outstanding land and lot option purchase contracts that were determined to represent financing arrangements. Further discussion of our land option contracts is provided in the “Land and Lot Position and Homes in Inventory” section that follows.

Land and Lot Position and Homes in Inventory

The following is a summary of our land and lot position and homes in inventory at September 30, 2009 and 2008:

	As of September 30,
	2009				2008
		Lots				Lots
		Controlled				Controlled
		Under Lot	Total			Under Lot	Total
		Option and	Land/Lots	Homes		Option and	Land/Lots	Homes
	Land/Lots	Similar	Owned and	in	Land/Lots	Similar	Owned and	in
	Owned	Contracts	Controlled	Inventory	Owned	Contracts	Controlled	Inventory

East	11,000	6,000	17,000	1,400	12,000	6,000	18,000	1,100
Midwest	6,500	500	7,000	800	8,000	1,000	9,000	1,100
Southeast	21,000	6,500	27,500	2,200	23,000	6,000	29,000	2,300
South Central	22,500	9,500	32,000	4,400	25,000	9,000	34,000	3,700
Southwest	6,000	1,000	7,000	1,100	6,000	1,000	7,000	1,900
West	22,500	3,000	25,500	1,700	25,000	3,000	28,000	2,300

	89,500	26,500	116,000	11,600	99,000	26,000	125,000	12,400

	77%	23%	100%		79%	21%	100%

At September 30, 2009, we owned or controlled approximately 116,000 lots, compared to approximately 125,000 lots at September 30, 2008. Of the 116,000 total lots, we controlled approximately 26,500 lots (23%), with a total remaining purchase price of approximately $864.2 million, through land and lot option purchase contracts with a total of $34.8 million in earnest money deposits. Our lots controlled included approximately 8,100 optioned lots with a remaining purchase price of approximately $257.2 million and secured by deposits totaling $25.4 million, for which we do not expect to exercise our option to purchase the land or lots, but the contract has not yet been terminated. Consequently, we have written off the deposits related to these contracts, resulting in a net earnest money deposit balance of $9.4 million at September 30, 2009.

We had a total of approximately 11,600 homes in inventory, including approximately 1,100 model homes at September 30, 2009, compared to approximately 12,400 homes in inventory, including approximately 1,500 model homes at September 30, 2008. Of our total homes in inventory, approximately 5,800 and 6,900 were unsold at September 30, 2009 and 2008, respectively. At September 30, 2009, approximately 2,200 of our unsold homes were completed, of which approximately 800 homes had been completed for more than six months. At September 30, 2008, approximately 3,100 of our unsold homes were completed, of which approximately 1,100 homes had been completed for more than six months.

Our current strategy is to take advantage of market opportunities by entering into new finished lot option contracts to purchase finished lots in selected communities in an attempt to increase sales volumes and profitability. We plan to continue to manage our inventory of homes under construction by starting construction on unsold homes in certain markets, while monitoring the aging of unsold homes and aggressively marketing our unsold, completed homes in inventory.

Seasonality

We have typically experienced seasonal variations in our quarterly operating results and capital requirements. Prior to the current downturn in the homebuilding industry, we generally had more homes under construction, closed more homes and had greater revenues and operating income in the third and fourth quarters of our fiscal year. This seasonal activity increased our working capital requirements for our homebuilding operations during the third and fourth fiscal quarters and increased our funding requirements for the mortgages we originated in our financial services segment at the end of these quarters. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year.

In contrast to our typical seasonal results, due to the weakness in homebuilding market conditions during the past three years, we have incurred consolidated operating losses each quarter since the third quarter of fiscal 2007. During these periods, the challenging market conditions caused declines in sales volume, pricing and margins that mitigated our historical seasonal variations. Although we may experience our typical historical seasonal pattern in the future, given the current market conditions, we can make no assurances as to when or whether this pattern will recur.

Inflation

We and the homebuilding industry in general may be adversely affected during periods of high inflation, primarily because of higher land, financing, labor and material construction costs. In addition, higher mortgage interest rates can significantly affect the affordability of permanent mortgage financing to prospective homebuyers. We attempt to pass through to our customers any increases in our costs through increased sales prices. However, during periods of soft housing market conditions, we may not be able to offset our cost increases with higher selling prices.

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

•	the continuing downturn in the homebuilding industry, including further deterioration in industry or broader economic conditions;

•	the continuing constriction of the credit markets, which could limit our ability to access capital and increase our costs of capital;

•	the reduction in availability of mortgage financing and potential increases in mortgage interest rates;

•	the limited success of our strategies in responding to adverse conditions in the industry;

•	a return of an inflationary environment;

•	changes in general economic, real estate, construction and other business conditions;

•	the risks associated with our inventory ownership position in changing market conditions;

•	supply risks for land, materials and labor;

•	changes in the costs of owning a home;

•	the effects of governmental regulations and environmental matters on our homebuilding operations;

•	the effects of governmental regulations on our financial services operations;

•	the uncertainties inherent in home warranty and construction defect claims matters;

•	our substantial debt and our ability to comply with related debt covenants, restrictions and limitations;

•	competitive conditions within our industry;

•	our ability to effect any future growth strategies successfully;

•	our ability to realize our deferred tax asset; and

•	our utilization of our tax losses could be substantially limited if we experienced an ownership change as defined in the Internal Revenue Code.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in Item 1A, “Risk Factors” under Part I of this annual report on Form 10-K.

Critical Accounting Policies

General — A comprehensive enumeration of the significant accounting policies of D.R. Horton, Inc. and subsidiaries is presented in Note A to the accompanying financial statements as of September 30, 2009 and 2008, and for the years ended September 30, 2009, 2008 and 2007. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. Generally Accepted Accounting Principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition — We generally recognize homebuilding revenue and related profit at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by DHI Mortgage, our wholly-owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment, the profit is deferred until the sale of the related mortgage loan to a third-party purchaser has been completed. Sales of land are evaluated and profit is deferred until the full accrual method criteria are met. We include proceeds from home closings held for our benefit at title companies in homebuilding cash. When we execute sales contracts with our homebuyers, or when we require advance payment from homebuyers for custom changes, upgrades or options related to their homes, we record the cash deposits received as liabilities until the homes are closed or the contracts are canceled. We either retain or refund to the homebuyer deposits on canceled sales contracts, depending upon the applicable provisions of the contract or other circumstances.

We recognize financial services revenues associated with our title operations as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously as each home is closed. We transfer substantially all underwriting risk associated with title insurance policies to third-party insurers. Origination fees and direct origination costs are deferred and recognized as revenues and expenses, respectively, along with the associated gains and losses on the sales of the loans, when the loans are sold to third-party purchasers. The expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. We generally do not retain or service the mortgages that we originate but, rather, seek to sell the mortgages and related servicing rights to third-party purchasers. Interest income is earned from the date a mortgage loan is originated until the loan is sold.

Effective October 1, 2008, we adopted the FASB’s authoritative guidance related to the fair value option for financial assets, which has been applied to all loans originated on or after October 1, 2008. These mortgage loans held for sale are initially recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loan is sold. While our risk management policies with respect to interest rate risk and fair value changes in mortgage loans held for sale have not changed, the effect of this standard alleviated the complex documentation requirements to account for these instruments as designated fair value accounting hedges under the previous authoritative guidance. Additionally, the recognition of net origination costs and fees associated with mortgage loans originated on or after October 1, 2008 are no longer deferred until the time of sale. There were no required cumulative adjustments to retained earnings because we chose to continue to account for mortgage loans held for sale originated prior to October 1, 2008 at the lower of cost or market. The implementation of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

Some mortgage loans are sold with limited recourse provisions. Based on historical experience, discussions with our mortgage purchasers, analysis of the mortgages we originated and current housing and credit market conditions, we estimate and record a loss reserve for mortgage loans held in portfolio and mortgage loans held for sale, as well as known and projected mortgage loan repurchase requests. A 20% increase in the amount of expected mortgage loan repurchases and the expected losses on mortgage loan repurchases would result in an increase of approximately $7.8 million in our reserve for expected mortgage loan repurchases, while a 20% decrease in the amount of expected mortgage loan repurchases and the expected losses on mortgage loan repurchases would result in a decrease of approximately $7.0 million in our reserve for expected mortgage loan repurchases.

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

Each quarter, we review our inventory for the purpose of determining whether recorded costs and costs required to complete each home or community are recoverable. If the review indicates that an impairment loss is required, an estimate of the loss is made and recorded to cost of sales in that quarter.

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

If indicators of impairment are present for a community, we perform an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if so, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by community specific factors including estimates of the amounts and timing of future revenues and estimates of the amount of land development, materials and labor costs which, in turn, may be impacted by the following local market conditions:

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

For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Our determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. When an impairment charge for a community is determined, the charge is then allocated to each lot in the community in the same manner as land and development costs are allocated to each lot. The inventory within each community is categorized as construction in progress and finished homes, residential land and lots developed and under development, and land held for development, based on the stage of production or plans for future development.

We generally do not purchase land for resale. However, when we own land or communities under development that no longer fit into our development and construction plans and we determine that the best use of the asset is the sale of the asset, the project is accounted for as land held for sale, assuming the land held for sale criteria are met. We record land held for sale at the lesser of its carrying value or fair value less estimated costs to sell. In performing impairment evaluation for land held for sale, we consider several factors including, but not limited to, prices for land in recent comparable sales transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land and recent legitimate offers received. If the estimated fair value less costs to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less costs to sell.

Impairment charges are also recorded on finished homes in substantially completed communities when events or circumstances indicate that the carrying values are greater than the fair values less estimated costs to sell these homes.

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

Land and Lot Option Purchase Contracts — In the ordinary course of our homebuilding business, we enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Under these contracts, we will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of our option deposits are not refundable at our discretion.

Option deposits and pre-acquisition costs we incur related to our land and lot option purchase contracts are capitalized if all of the following conditions have been met: (1) the costs are directly identifiable with the specific property; (2) the costs would be capitalized if the property were already acquired; and (3) acquisition of the property is probable, meaning we are actively seeking and have the ability to acquire the property, and there is no indication that the property is not available for sale. We also consider the following when determining if the acquisition of the property is probable: (1) changes in market conditions subsequent to contracting for the purchase of the land; (2) current contract terms, including per lot price and required purchase dates; and (3) our current land position in the given market or sub-market. Option deposits and capitalized pre-acquisition costs are expensed to cost of sales when we believe it is probable that we will no longer acquire the land or lots under option and will not be able to recover these costs through other means.

We also evaluate our land and lot option purchase contracts for the financial accounting and reporting of interests in certain variable interest entities, which are defined as certain business entities that either have equity investors with voting rights disproportionate to their ownership interests, or have equity investors that do not provide sufficient financial resources for the entities to support their activities. The guidance requires consolidation of such entities by any company that is subject to a majority of the risk of loss from the entities’ activities or is entitled to receive a majority of the entities’ residual returns or both, defined as the primary beneficiary of the variable interest entity.

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

Since we own no equity interest in any of the unaffiliated variable interest entities that we must consolidate, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities has been assumed to be the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third-party investment in the variable interest entity. Creditors, if any, of these variable interest entities have no recourse against us.

Fair Value Measurements — Effective October 1, 2008, we adopted the FASB’s authoritative guidance for fair value measurements of certain financial instruments. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the exchange (exit) price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance establishes a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability. Observable inputs are those which can be easily seen by market participants while unobservable inputs are generally developed internally, utilizing management’s estimates and assumptions.

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

Goodwill — Goodwill represents the excess of purchase price over net assets acquired. We test goodwill for potential impairment annually as of September 30 or more frequently if an event occurs or circumstances change that indicate the remaining balance of goodwill may not be recoverable. In analyzing the potential impairment of goodwill, the guidance prescribes a two-step process that begins with the estimation of the fair value of the reporting units. The fair value is estimated primarily utilizing the present values of expected future cash flows. If the results of the first step indicate that impairment potentially exists, the second step is performed to measure the amount of the impairment, if any. Impairment is determined to exist when the estimated fair value of goodwill is less than its carrying value.

Warranty Costs — We typically provide our homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems, and a one-year limited warranty on other construction components. Since we subcontract our homebuilding work to subcontractors who typically provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty liabilities have been established by charging cost of sales for each home delivered. The amounts charged are based on management’s estimate of expected warranty-related costs under all unexpired warranty obligation periods. Our warranty liability is based upon historical warranty cost experience in each market in which we operate and is adjusted as appropriate to reflect qualitative risks associated with the types of homes we build and the geographic areas in which we build them. Actual future warranty costs could differ from our currently estimated amounts. A 10% change in the historical warranty rates used to estimate our warranty accrual would not result in a material change in our accrual.

Insurance Claim Costs and Self-Insurance — We have, and require the majority of the subcontractors we use to have, general liability insurance which includes construction defect coverage. Our general liability insurance policies protect us against a portion of our risk of loss from construction defect and other claims and lawsuits, subject to self-insured retentions and other coverage limits. For policy years ended June 30, 2004 through 2009, we are self-insured for up to $22.5 million of the aggregate claims incurred, at which point our excess loss insurance begins, depending on the policy year. Once we have satisfied the annual aggregate limits, we are self-insured for the first $10,000 to $1.5 million for each claim occurrence, depending on the policy year. For policy years 2009 and 2010, we are self-insured for up to $22.5 million and $20.0 million, respectively, of the aggregate claims incurred and for up to $0.5 million of each claim occurrence thereafter.

In some states where we believe it is too difficult or expensive for our subcontractors to obtain general liability insurance, we have waived our traditional subcontractor general liability insurance requirements to obtain lower costs from subcontractors. In these states, we purchase insurance policies from either third-party carriers or our wholly-owned captive insurance subsidiary that provide coverage to us, and names certain subcontractors as additional insureds. The policies issued by our captive insurance subsidiary represent self insurance of these risks by us; however, for policy years after April 2007, the captive insurance subsidiary has acquired $15.0 million of reinsurance coverage for the annual loss exposure in excess of $10.0 million with a third-party insurer.

Also, we are self-insured for the deductible amounts under our workers’ compensation insurance policies. The deductibles vary by policy year, but in no years exceed $0.5 million per occurrence. The deductible for the 2009 and 2010 policy years is $0.5 million per occurrence.

We record expenses and liabilities related to the costs for exposures related to workers’ compensation, construction defects and claims and lawsuits incurred in the ordinary course of business, including employment matters, personal injury claims, land development issues and contract disputes. Also, we record expenses and liabilities for any estimated costs of potential construction defect claims and lawsuits (including expected legal costs), based on an analysis of our historical claims, which includes an estimate of construction defect claims incurred but not yet reported. Related to the exposures for actual construction defect claims and estimates of construction defect claims incurred but not yet reported and other legal claims and lawsuits incurred in the ordinary course of business, we estimate and record insurance receivables for these matters under applicable insurance policies when recovery is probable. Additionally, we may have the ability to recover a portion of our legal expenses from our subcontractors when we have been named as an additional insured on their insurance policies. The expenses, liabilities and receivables are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. A 10% increase in the claim rate and the average cost per claim used to estimate the self-insured accruals would result in an increase of approximately $128.7 million in our accrual and a $62.4 million increase in our receivable resulting in additional expense of $66.3 million, while a 10% decrease in the claim rate and the average cost per claim would result in a decrease of approximately $93.2 million in our accrual and a $61.4 million decrease in our receivable resulting in a reduction in our expense of $31.8 million.

Income Taxes — We calculate a provision for, or benefit from, income taxes using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A reduction in the carrying amounts of deferred tax assets by a valuation allowance is required, if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, we periodically assess the need to establish valuation allowances for deferred tax assets based on the more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the taxable income available in current statutory carryback periods; reversals of existing taxable temporary differences; tax planning strategies; the nature, frequency and severity of current and cumulative losses; the duration of statutory carryforward periods; our historical experience in generating operating profits; and expectations for future profitability. In making such judgments, significant weight is given to evidence that can be objectively verified. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws also affect actual tax results and the valuation of deferred tax assets over time.

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

Stock-based Compensation — From time to time, the compensation committee of our board of directors authorizes the issuance of options to purchase our common stock to employees and directors. The committee approves grants only out of amounts remaining available for grant from amounts formally authorized by our common stockholders. We typically grant approved options with exercise prices equal to the market price of our common stock on the date of the option grant. The majority of the options granted vest ratably over a ten-year period.

We measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements for all awards granted or modified after October 1, 2005, using the modified prospective method. Compensation expense for any unvested stock option awards outstanding as of October 1, 2005 is recognized on a straight-line basis over the remaining vesting period. We calculate the fair value of stock options using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

Recent Accounting Pronouncements

In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued authoritative guidance which allows for the delay of the effective date of the guidance for fair value measurements for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted the provisions of the guidance for financial assets and liabilities effective October 1, 2008, and its adoption did not have a material impact on our consolidated financial position, results of operations or cash flows. The provisions of the guidance for nonfinancial assets and liabilities is effective for us beginning October 1, 2009. The adoption of this guidance will not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued authoritative guidance for noncontrolling interests, which clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. The guidance is effective for us beginning October 1, 2009. The adoption of this guidance will not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The revised guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance is effective for us beginning October 1, 2009, and is to be applied prospectively. The adoption of this guidance will not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB revised the authoritative guidance for accounting for financial guarantee insurance contracts, which requires that an insurance entity recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. The guidance also clarifies the application of prior authoritative guidance to financial guarantee insurance contracts and expands disclosure requirements surrounding such contracts. The guidance is effective for us beginning October 1, 2009. The adoption of this guidance will not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued authoritative guidance for accounting for debt with conversion options, which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The guidance is effective for us in the first quarter of fiscal 2010, and will require us to restate our fiscal 2009 results. The restatement will require us to record the debt component of our 2% convertible senior notes at its fair value on the date of issuance of the notes, assuming no conversion features. The remaining value of the equity component of the 2% convertible senior notes will be recorded as a reduction in the carrying value of the notes and an increase to additional paid-in-capital. The reduction in the carrying value of the notes and the fees related to the notes will be amortized as interest incurred and expensed or capitalized to inventory over the remaining life of the notes. Assuming the provisions of this guidance had been applied at the date of issuance, the amount of the reduction in the carrying value of the notes would have been $140.5 million and the increase in additional paid-in-capital would have been approximately $136.7 million, net of tax, and we would have incurred an additional $8.2 million of interest of which $4.5 million would have been recognized as interest expense in fiscal 2009 and $3.7 million would have been capitalized to inventory as of September 30, 2009. The additional interest expense recognized due to the restatement will increase our diluted net loss per share for the year ended September 30, 2009 by $0.01.

In June 2009, the FASB revised the authoritative guidance for accounting for transfers of financial assets, which requires enhanced disclosures regarding transfers of financial assets, including securitization transactions, and continuing exposure to the related risks. The guidance eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. The guidance is effective for us beginning October 1, 2010. We are currently evaluating the impact of adopting this guidance; however, it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB revised the authoritative guidance for consolidating variable interest entities, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance is effective for us beginning October 1, 2010. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance establishing the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore, is now effective for us. The adoption of this guidance did not impact our consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-5, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” amending ASC 820 to provide additional guidance to clarify the measurement of liabilities at fair value in the absence of observable market information. ASU No. 2009-05 is effective for us beginning October 1, 2009. The adoption of this guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in current earnings. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in current earnings, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans and the fair value change, which for the year ended September 30, 2009 was not significant, is recognized in current earnings. Prior to October 1, 2008, the effectiveness of the fair value hedge was monitored and any ineffectiveness, which for the years ended September 30, 2008 and 2007 was not significant, was recognized in current earnings. At September 30, 2009, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $279.3 million. Uncommitted IRLCs, the duration of which are generally less than six months, totaled approximately $267.9 million, and uncommitted mortgage loans held for sale totaled approximately $45.5 million at September 30, 2009.

At September 30, 2009, we had $27.5 million in EDFC options and MBS which were acquired as part of a program to potentially offer homebuyers a below market interest rate on their home financing. These hedging instruments and the related commitments are accounted for at fair value with gains and losses recognized in current earnings. These gains and losses for the years ended September 30, 2009, 2008 and 2007 were not material.

The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2009. The interest rate for our variable rate debt represents the interest rate on our mortgage repurchase facility. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

								Fair
								Value at
	Fiscal Year Ending September 30,							September 30,
	2010	2011	2012	2013	2014	Thereafter	Total	2009
				(In millions)

Debt:
Fixed rate	$239.7	$376.6	$256.2	$295.5	$950.0	$1,097.7	$3,215.7	$3,224.7
Average interest rate	7.1%	7.0%	5.4%	6.7%	4.2%	6.0%	5.7%
Variable rate	$68.7	$—	$—	$—	$—	$—	$68.7	$68.7
Average interest rate	4.5%	—	—	—	—	—	4.5%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of D.R. Horton, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of D.R. Horton, Inc. and its subsidiaries (the Company) at September 30, 2009 and 2008 and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
November 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of D.R. Horton, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of D.R. Horton, Inc. and subsidiaries (the “Company”) for the year ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of D.R. Horton, Inc. and subsidiaries and their cash flows for the year ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Fort Worth, Texas
November 26, 2007,
except for Note M, as to which the date is
November 25, 2008

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
	(In millions)

ASSETS
Homebuilding:
Cash and cash equivalents	$1,922.8	$1,355.6
Restricted cash	55.2	2.0
Inventories:
Construction in progress and finished homes	1,444.9	1,681.6
Residential land and lots — developed and under development	1,641.3	2,409.6
Land held for development	562.5	531.7
Land inventory not owned	14.3	60.3

	3,663.0	4,683.2
Income taxes receivable	293.1	676.2
Deferred income taxes, net of valuation allowance of $1,124.4 million and $961.3 million at September 30, 2009 and 2008, respectively	—	213.5
Property and equipment, net	57.8	65.9
Other assets	436.5	486.5
Goodwill	15.9	15.9

	6,444.3	7,498.8

Financial Services:
Cash and cash equivalents	34.5	31.7
Mortgage loans held for sale	220.8	352.1
Other assets	57.0	68.0

	312.3	451.8

Total assets	$6,756.6	$7,950.6

LIABILITIES
Homebuilding:
Accounts payable	$216.8	$254.0
Accrued expenses and other liabilities	932.0	1,055.9
Notes payable	3,208.6	3,544.9

	4,357.4	4,854.8

Financial Services:
Accounts payable and other liabilities	62.1	27.5
Mortgage repurchase facility	68.7	203.5

	130.8	231.0

	4,488.2	5,085.8

Commitments and contingencies (Note K)
Minority interests	8.8	30.5

STOCKHOLDERS’ EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 321,136,119 shares issued and 317,480,886 shares outstanding at September 30, 2009 and 320,315,508 shares issued and 316,660,275 shares outstanding at September 30, 2008	3.2	3.2
Additional capital	1,734.4	1,716.3
Retained earnings	617.7	1,210.5
Treasury stock, 3,655,233 shares at September 30, 2009 and 2008, at cost	(95.7)	(95.7)

	2,259.6	2,834.3

Total liabilities and stockholders’ equity	$6,756.6	$7,950.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2009	2008	2007
	(In millions, except per share data)

Homebuilding:
Revenues:
Home sales	$3,563.6	$6,164.3	$10,721.2
Land/lot sales	40.3	354.3	367.6

	3,603.9	6,518.6	11,088.8
Cost of sales:
Home sales	3,096.1	5,473.1	8,872.3
Land/lot sales	34.9	324.2	283.3
Inventory impairments and land option cost write-offs	407.7	2,484.5	1,329.5

	3,538.7	8,281.8	10,485.1
Gross profit (loss):
Home sales	467.5	691.2	1,848.9
Land/lot sales	5.4	30.1	84.3
Inventory impairments and land option cost write-offs	(407.7)	(2,484.5)	(1,329.5)

	65.2	(1,763.2)	603.7
Selling, general and administrative expense	523.0	791.8	1,141.5
Goodwill impairment	—	79.4	474.1
Interest expense	95.7	39.0	—
(Gain) loss on early retirement of debt	(3.9)	2.6	12.1
Other (income)	(12.8)	(9.1)	(4.0)

	(536.8)	(2,666.9)	(1,020.0)

Financial Services:
Revenues, net of recourse expense and reinsurance expense (Note E)	53.7	127.5	207.7
General and administrative expense	78.1	100.1	153.8
Interest expense	1.5	3.7	23.6
Interest and other (income)	(10.4)	(11.4)	(38.5)

	(15.5)	35.1	68.8

Loss before income taxes	(552.3)	(2,631.8)	(951.2)
(Benefit from) provision for income taxes	(7.0)	1.8	(238.7)

Net loss	$(545.3)	$(2,633.6)	$(712.5)

Basic and diluted net loss per common share	$(1.72)	$(8.34)	$(2.27)

Cash dividends declared per common share	$0.15	$0.45	$0.60

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Total
	Common	Additional	Retained	Treasury	Stockholders’
	Stock	Capital	Earnings	Stock	Equity
	(In millions, except common stock share data)

Balances at September 30, 2006 (313,246,745 shares)	$3.2	$1,658.4	$4,887.0	$(95.7)	$6,452.9

Net loss	—	—	(712.5)	—	(712.5)
Issuances under employee benefit plans (156,543 shares)	—	3.5	—	—	3.5
Exercise of stock options (1,513,585 shares)	—	9.1	—	—	9.1
Stock option compensation expense	—	12.4	—	—	12.4
Income tax benefit from exercise of stock options	—	9.9	—	—	9.9
Cash dividends declared	—	—	(188.4)	—	(188.4)

Balances at September 30, 2007 (314,914,440 shares)	$3.2	$1,693.3	$3,986.1	$(95.7)	$5,586.9

Net loss	—	—	(2,633.6)	—	(2,633.6)
Issuances under employee benefit plans (168,194 shares)	—	2.0	—	—	2.0
Exercise of stock options (1,577,641 shares)	—	7.5	—	—	7.5
Stock option compensation expense	—	13.5	—	—	13.5
Cash dividends declared	—	—	(142.0)	—	(142.0)

Balances at September 30, 2008 (316,660,275 shares)	$3.2	$1,716.3	$1,210.5	$(95.7)	$2,834.3

Net loss	—	—	(545.3)	—	(545.3)
Issuances under employee benefit plans (155,254 shares)	—	1.2	—	—	1.2
Exercise of stock options (665,357 shares)	—	3.2	—	—	3.2
Stock option compensation expense	—	13.7	—	—	13.7
Cash dividends declared	—	—	(47.5)	—	(47.5)

Balances at September 30, 2009 (317,480,886 shares)	$3.2	$1,734.4	$617.7	$(95.7)	$2,259.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2009	2008	2007
	(In millions)

OPERATING ACTIVITIES
Net loss	$(545.3)	$(2,633.6)	$(712.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25.7	53.2	64.4
Amortization of debt discounts and fees	6.4	7.2	6.6
Stock option compensation expense	13.7	13.5	12.4
Income tax benefit from stock option exercises	—	—	(9.9)
Deferred income taxes	213.5	650.3	(489.0)
(Gain) loss on early retirement of debt	(3.9)	2.6	12.1
Inventory impairments and land option cost write-offs	407.7	2,484.5	1,329.5
Goodwill impairment	—	79.4	474.1
Changes in operating assets and liabilities:
Decrease in construction in progress and finished homes	180.0	1,304.6	657.8
Decrease in residential land and lots — developed, under development, and held for development	397.0	835.1	79.8
Decrease (increase) in other assets	34.1	(248.8)	123.3
Decrease (increase) in income taxes receivable	383.1	(676.2)	—
Decrease in mortgage loans held for sale	131.3	171.4	499.4
Decrease in accounts payable, accrued expenses and other liabilities	(102.1)	(166.7)	(692.5)

Net cash provided by operating activities	1,141.2	1,876.5	1,355.5

INVESTING ACTIVITIES
Purchases of property and equipment	(6.2)	(6.6)	(39.8)
(Increase) decrease in restricted cash	(53.2)	3.4	—

Net cash used in investing activities	(59.4)	(3.2)	(39.8)

FINANCING ACTIVITIES
Proceeds from notes payable	487.5	321.5	2,980.0
Repayment of notes payable	(956.2)	(944.6)	(4,696.2)
Decrease in restricted cash	—	—	248.3
Proceeds from stock associated with certain employee benefit plans	4.4	9.5	12.7
Income tax benefit from stock option exercises	—	—	9.9
Cash dividends paid	(47.5)	(142.0)	(188.4)

Net cash used in financing activities	(511.8)	(755.6)	(1,633.7)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	570.0	1,117.7	(318.0)
Cash and cash equivalents at beginning of year	1,387.3	269.6	587.6

Cash and cash equivalents at end of year	$1,957.3	$1,387.3	$269.6

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$103.3	$49.8	$37.3

Income taxes (refunded) paid, net	$(603.9)	$23.0	$325.6

Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$—	$—	$3.7

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires), as well as certain variable interest entities of which the Company is determined to be the primary beneficiary. All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission (SEC) on November 20, 2009.

Reclassifications/Revisions

To conform to the fiscal 2009 presentation, the prior year balance of homebuilding restricted cash has been reclassified from other assets to restricted cash, and the presentation of prior year insurance receivables has been revised to reflect such amounts as other assets rather than as a component of accrued expenses and other liabilities on the September 30, 2008 consolidated balance sheet. Additionally, the corresponding changes to the consolidated statement of cash flows for the year ended September 30, 2008 have been made.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

Homebuilding revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by DHI Mortgage, the Company’s wholly-owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment, the profit is deferred until the sale of the related mortgage loan to a third-party purchaser has been completed. At September 30, 2009 and 2008, the Company had deferred profit on such sales in the amounts of $2.7 million and $5.8 million, respectively. Sales of land are evaluated and profit is deferred until the full accrual method criteria are met.

Financial services revenues associated with the Company’s title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously as each home is closed. The Company transfers substantially all underwriting risk associated with title insurance policies to third-party insurers. Origination fees and direct origination costs are deferred and recognized as revenues and expenses, respectively, along with the associated gains and losses on the sales of the loans, when the loans are sold to third-party purchasers. The expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. The Company generally does not retain or service the mortgages that it originates but, rather, seeks to sell the mortgages and related servicing rights to third-party purchasers. Interest income is earned from the date a mortgage loan is originated until the loan is sold.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Proceeds from home closings held for the Company’s benefit at title companies are included in homebuilding cash on the consolidated balance sheet.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

The Company has cash that is restricted as to its use. Restricted cash related to homebuilding operations includes cash used as collateral for outstanding letters of credit and customer deposits that are temporarily restricted in accordance with regulatory requirements. At September 30, 2009 and 2008, the balances of restricted cash were $55.2 million and $2.0 million, respectively, and are presented as homebuilding restricted cash on the consolidated balance sheets.

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

Each quarter, inventory is reviewed for the purpose of determining whether recorded costs and costs required to complete each home or community are recoverable. If the review indicates that an impairment loss is required, an estimate of the loss is made and recorded to cost of sales in that quarter.

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

If indicators of impairment are present for a community, the Company performs an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if so, impairment charges are required to be recorded if the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by community specific factors including estimates of the amounts and timing of future revenues and estimates of the amount of land development, materials and labor costs which, in turn, may be impacted by the following local market conditions:

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

For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company’s determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. When an impairment charge for a community is determined, the charge is then allocated to each lot in the community in the same manner as land and development costs are allocated to each lot. The inventory within each community is categorized as construction in progress and finished homes, residential land and lots developed and under development, and land held for development, based on the stage of production or plans for future development.

The Company generally does not purchase land for resale. However, when the Company owns land or communities under development that no longer fit into its development and construction plans and it is determined that the best use of the asset is the sale of the asset, the project is accounted for as land held for sale, assuming the land held for sale criteria are met. The Company records land held for sale at the lesser of its carrying value or fair value less estimated costs to sell. In performing impairment evaluation for land held for sale, several factors are considered including, but not limited to, prices for land in recent comparable sales transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land and recent legitimate offers received. If the estimated fair value less costs to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less costs to sell.

Impairment charges are also recorded on finished homes in substantially completed communities when events or circumstances indicate that the carrying values are greater than the fair values less estimated costs to sell these homes.

The key assumptions relating to the valuations are impacted by local market economic conditions and the actions of competitors, and are inherently uncertain. Due to uncertainties in the estimation process, actual

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results could differ from such estimates. The Company’s quarterly assessments reflect management’s estimates and it continues to monitor the fair value of held-for-sale assets through the disposition date. See Note B.

Homebuilding Interest

The Company capitalizes homebuilding interest costs to inventory during active development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Additionally, the Company writes off a portion of the capitalized interest related to communities for which inventory impairments are recorded. Due to the Company’s inventory reduction strategies, slowing or suspending land development in certain communities and limiting the construction of unsold homes during fiscal 2008 and 2009, the Company’s inventory under active development and construction was lower than its debt level. Therefore, a portion of the interest incurred was expensed directly to interest expense during those years, as reflected below.

The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, expensed as interest expense, charged to cost of sales and written off during the years ended September 30, 2009, 2008 and 2007:

	Year Ended September 30,
	2009	2008	2007
	(In millions)

Capitalized interest, beginning of year	$160.6	$338.7	$288.9
Interest incurred	196.8	236.7	304.3
Interest expensed:
Directly to interest expense	(95.7)	(39.0)	—
Amortized to cost of sales	(122.8)	(227.9)	(220.3)
Written off with inventory impairments	(13.8)	(147.9)	(34.2)

Capitalized interest, end of year	$125.1	$160.6	$338.7

Land Inventory Not Owned

The Company’s land inventory not owned includes its interests in land and lots controlled under certain option purchase contracts with variable interest entities, which are defined as business entities that either have equity investors with voting rights disproportionate to their ownership interests, or have equity investors that do not provide sufficient financial resources for the entities to support their activities. The Company consolidates these entities when it is the primary beneficiary of the variable interest entity. The Company’s land inventory not owned also includes the purchase price of certain land and lot option purchase contracts that have been determined to represent financing arrangements. See Note C.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Repairs and maintenance costs are expensed as incurred. Depreciation generally is recorded using the straight-line method over the estimated useful life of the asset. Depreciable lives for model home furniture typically range from 2 to 3 years, depreciable lives for office furniture and equipment typically range from 2 to 5 years, and depreciable lives for buildings and improvements typically range from 5 to 20 years. Accumulated depreciation was $157.4 million and $156.5 million as of September 30, 2009 and 2008, respectively. Depreciation expense was $25.7 million, $53.2 million and $64.3 million in fiscal 2009, 2008 and 2007, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill represents the excess of purchase price over net assets acquired. The Company tests goodwill for potential impairment annually as of September 30 or more frequently if an event occurs or circumstances change that indicate the remaining balance of goodwill may not be recoverable. In analyzing the potential impairment of goodwill, a two-step process is utilized that begins with the estimation of the fair value of the reporting units. If the results of the first step indicate that impairment potentially exists, the second step is performed to measure the amount of the impairment, if any. Impairment is determined to exist when the estimated fair value of goodwill is less than its carrying value.

In performing its annual goodwill impairment analysis as of September 30, 2009, the Company estimated the fair value of its operating segments utilizing the present values of expected future cash flows, which were estimated based upon the challenging market conditions in the homebuilding industry. As a result of this analysis, it was determined that the fair value of the operating segments was greater than their carrying value and therefore, no impairment of goodwill existed. During fiscal 2008 and 2007, the Company recorded goodwill impairment charges of $79.4 million and $474.1 million, respectively, based on its impairment analyses performed in those years. As of September 30, 2009 and 2008, the Company’s remaining goodwill balance was $15.9 million, all of which related to its South Central reporting segment.

The goodwill assessment procedures require management to make comprehensive estimates of future revenues and costs. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.

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

Insurance Claim Costs

The Company has, and requires the majority of the subcontractors it uses to have, general liability insurance which includes construction defect coverage. The Company’s general liability insurance policies protect it against a portion of its risk of loss from construction defect and other claims and lawsuits, subject to self-insured retentions and other coverage limits. For policy years ended June 30, 2004 through 2009, the Company is self-insured for up to $22.5 million of the aggregate claims incurred, at which point the excess loss insurance begins, depending on the policy year. Once the Company has satisfied the annual aggregate limits, it is self-insured for the first $10,000 to $1.5 million for each claim occurrence, depending on the policy year. For policy years 2009 and 2010, the Company is self-insured for up to $22.5 million and $20.0 million, respectively, of the aggregate claims incurred and for up to $0.5 million of each claim occurrence thereafter.

In some states where the Company believes it is too difficult or expensive for its subcontractors to obtain general liability insurance, the Company has waived its traditional subcontractor general liability insurance

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements to obtain lower costs from subcontractors. In these states, the Company purchases insurance policies from either third-party carriers or its wholly-owned captive insurance subsidiary, and names certain subcontractors as additional insureds. The policies issued by the captive insurance subsidiary represent self insurance of these risks by the Company; however, for policy years after April 2007, the captive insurance subsidiary has acquired $15.0 million of reinsurance coverage for the annual loss exposure in excess of $10.0 million with a third-party insurer.

Also, the Company is self-insured for the deductible amounts under its workers’ compensation insurance policies. The deductibles vary by policy year, but in no years exceed $0.5 million per occurrence. The deductible for the 2009 and 2010 policy years was $0.5 million per occurrence.

The Company records expenses and liabilities related to the costs for exposures related to construction defects and claims and lawsuits incurred in the ordinary course of business, including employment matters, personal injury claims, land development issues and contract disputes. Also, the Company records expenses and liabilities for any estimated costs of potential construction defect claims and lawsuits (including expected legal costs), based on an analysis of the Company’s historical claims, which includes an estimate of construction defect claims incurred but not yet reported. Related to the exposures for actual construction defect claims and estimates of construction defect claims incurred but not yet reported and other legal claims and lawsuits incurred in the ordinary course of business, the Company estimates and records insurance receivables for these matters under applicable insurance policies when recovery is probable. Additionally, the Company may have the ability to recover a portion of its legal expenses from its subcontractors when the Company has been named as an additional insured on their insurance policies. The expenses, liabilities and receivables related to these claims are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to the Company’s markets and the types of products it builds, claim settlement patterns, insurance industry practices and legal interpretations, among others. See Note K.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was approximately $31.7 million, $60.9 million and $90.6 million in fiscal 2009, 2008 and 2007, respectively.

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

Interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of the income tax provision. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a quarterly basis. The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in the Company’s income tax expense in the period in which the change is made. See Note G.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings (Loss) Per Share

Basic earnings, or loss, per share is based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding during each year. See Note H.

Stock-Based Compensation

From time to time, the compensation committee of the Company’s board of directors authorizes the issuance of options to purchase the Company’s common stock to employees and directors. The committee approves grants only out of amounts remaining available for grant from amounts formally authorized by the common stockholders.

The Company measures and recognizes compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements for all awards granted or modified after October 1, 2005, using the modified prospective method. Compensation expense for any unvested stock option awards outstanding as of October 1, 2005 is recognized on a straight-line basis over the remaining vesting period. The fair values of the options are calculated using a Black-Scholes option pricing model. The benefits of tax deductions in excess of recognized compensation expense are reported in the Statement of Cash Flows as a financing cash flow. See Note J.

Mortgage Loans Held for Sale, Loan Commitments and Related Derivatives

Effective October 1, 2008, the Company adopted the FASB’s authoritative guidance related to the fair value option for financial assets, which has been applied to all loans originated on or after October 1, 2008. These mortgage loans held for sale are initially recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loan is sold. While the Company’s risk management policies with respect to interest rate risk and fair value changes in mortgage loans held for sale have not changed, the effect of this standard alleviated the complex documentation requirements to account for these instruments as designated fair value accounting hedges under the previous authoritative guidance. Additionally, the recognition of net origination costs and fees associated with mortgage loans originated on or after October 1, 2008 are no longer deferred until the time of sale. There were no required cumulative adjustments to retained earnings because the Company chose to continue to account for mortgage loans held for sale originated prior to October 1, 2008 at the lower of cost or market. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Some mortgage loans are sold with limited recourse provisions. Based on historical experience, discussions with the Company’s mortgage purchasers, analysis of the mortgages it originated and current housing and credit market conditions, the Company estimates and records a loss reserve for mortgage loans held in portfolio and mortgage loans held for sale, as well as known and projected mortgage loan repurchase requests.

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company purchases forward rate agreements (FRAs) and economic interest rate hedges as part of a program designed to potentially offer homebuyers a below market interest rate on their home financing. These instruments are accounted for at fair value with gains and losses recognized in current earnings. See Note E.

Recent Accounting Pronouncements

In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued authoritative guidance which allows for the delay of the effective date of the guidance for fair value measurements for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of the guidance for financial assets and liabilities effective October 1, 2008, and its adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows (see Note F). The provisions of the guidance for nonfinancial assets and liabilities is effective for the Company beginning October 1, 2009. The adoption of this guidance will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued authoritative guidance for noncontrolling interests, which clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. The guidance is effective for the Company beginning October 1, 2009. The adoption of this guidance will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The revised guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance is effective for the Company beginning October 1, 2009, and is to be applied prospectively. The adoption of this guidance will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the FASB revised the authoritative guidance for accounting for financial guarantee insurance contracts, which requires that an insurance entity recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. The guidance also clarifies the application of prior authoritative guidance to financial guarantee insurance contracts and expands disclosure requirements surrounding such contracts. The guidance is effective for the Company beginning October 1, 2009. The adoption of this guidance will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued authoritative guidance for accounting for debt with conversion options, which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The guidance is effective for the Company in the first quarter of fiscal 2010, and will require the Company to restate its fiscal 2009 results. The restatement will require the Company to record the debt component of its 2% convertible senior notes at its fair value on the date of issuance of the notes, assuming no conversion features. The remaining value of the equity component of the 2% convertible senior notes will be recorded as a reduction in the carrying value of the notes and an increase to additional paid-in-capital. The reduction in the carrying value of the notes and the fees related to the notes will be amortized as interest incurred and expensed or capitalized to inventory over the remaining life of the notes. Assuming the provisions of this guidance had been applied at the date of issuance, the amount of the reduction in the carrying value of the notes would have been $140.5 million and the increase in additional

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paid-in-capital would have been approximately $136.7 million, net of tax, and the Company would have incurred an additional $8.2 million of interest of which $4.5 million would have been recognized as interest expense in fiscal 2009 and $3.7 million would have been capitalized to inventory as of September 30, 2009. The additional interest expense recognized due to the restatement will increase the Company’s diluted net loss per share for the year ended September 30, 2009 by $0.01.

In June 2009, the FASB revised the authoritative guidance for accounting for transfers of financial assets, which requires enhanced disclosures regarding transfers of financial assets, including securitization transactions, and continuing exposure to the related risks. The guidance eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. The guidance is effective for the Company beginning October 1, 2010. The Company is currently evaluating the impact of adopting this guidance; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB revised the authoritative guidance for consolidating variable interest entities, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance is effective for the Company beginning October 1, 2010. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

In June 2009, the FASB issued authoritative guidance establishing the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore, is now effective for the Company. The adoption of this guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-5, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” amending ASC 820 to provide additional guidance to clarify the measurement of liabilities at fair value in the absence of observable market information. ASU No. 2009-05 is effective for the Company beginning October 1, 2009. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE B —	INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS

The factors hurting demand for new homes that prevailed during fiscal 2008 continued in fiscal 2009. High inventory levels of available homes, elevated cancellation rates, low sales absorption rates and overall weak consumer confidence have persisted. The effects of these factors have been further magnified by continued tight credit conditions in the mortgage markets, high levels of home foreclosures and severe shortages of liquidity in the financial markets. The overall economy has weakened significantly and was in a recession during fiscal 2009 marked by high unemployment levels and substantially reduced consumer spending and confidence. These factors caused the Company’s outlook for the homebuilding industry and the impact on its business to remain cautious.

During fiscal 2009, when the Company performed its quarterly inventory impairment analyses, the assumptions utilized reflected its cautious outlook for the broader homebuilding industry and the Company’s markets, both of which impact its business. This outlook incorporates the Company’s belief that housing market conditions may continue to deteriorate, and that challenging conditions will persist. Accordingly, the Company’s impairment evaluation as of September 30, 2009 again indicated a significant number of

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

communities with impairment indicators. Communities with a combined carrying value of $963.1 million as of September 30, 2009, had indicators of potential impairment and were evaluated for impairment. The analysis of the large majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that the Company does not intend to develop or operate in current market conditions, slight increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, the remaining lives of these communities were estimated to be in a range from six months to in excess of ten years. Through this evaluation process, it was determined that communities with a carrying value of $421.3 million as of September 30, 2009, the largest portion of which was in the West region, were impaired. As a result, during the fourth quarter of fiscal 2009, impairment charges of $174.9 million were recorded to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $988.9 million in the same period of the prior year. The fourth quarter charges combined with impairment charges recorded earlier in the year resulted in total inventory impairment charges of $377.8 million and $2,372.6 million during fiscal 2009 and 2008, respectively. In performing its quarterly inventory impairment analyses during fiscal 2009, the Company utilized a range of discount rates for communities of 14% to 20% which reflects an increase from the range of 12% to 18% it would have used for these communities in fiscal 2008. The increased discount rates reflect the Company’s estimate of the increased level of market risk present in the homebuilding and related mortgage lending industries. The impact of the increase in the discount rates on the current quarter and fiscal 2009 inventory impairment charges was an increase of $9.9 million and $18.9 million, respectively.

The Company performs its impairment analysis based on total inventory at the community level. When an impairment charge for a community is determined, the charge is then allocated to each lot in the community in the same manner as land and development costs are allocated to each lot. The inventory within each community is categorized as construction in progress and finished homes, residential land and lots developed and under development, and land held for development, based on the stage of production or plans for future development. During fiscal 2009, approximately 85% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 15% of the charges were recorded to residential construction in progress and finished homes inventory, compared to 79% and 21%, respectively, in fiscal 2008.

The Company’s estimate of undiscounted cash flows from communities analyzed may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to construct the homes. The pricing and incentive levels are often inter-related with sales pace within a community such that a price reduction can be expected to increase the sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new homes and existing homes which may result from foreclosures. If conditions in the broader economy, homebuilding industry or specific markets in which the Company operates worsen beyond current expectations, and as the Company re-evaluates specific community pricing and incentives, construction and development plans, and its overall land sale strategies, it may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges, which could be significantly higher than the current quarter and fiscal 2009 charges.

At September 30, 2009, the Company had $15.1 million of land held for sale, consisting of land held for development and land under development that has met the criteria of land held for sale.

During fiscal 2009, 2008 and 2007, the Company wrote off $29.9 million, $111.9 million and $107.3 million, respectively, of earnest money deposits and pre-acquisition costs related to land option

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts which are not expected to be acquired. Should the current weak homebuilding market conditions persist and the Company is unable to successfully renegotiate certain land purchase contracts, additional earnest money deposits and pre-acquisition costs may be written off.

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

Certain option purchase contracts result in the creation of a variable interest in the entity holding the land parcel under option. The Company evaluates those land and lot option purchase contracts with variable interest entities to determine whether the Company is the primary beneficiary based upon analysis of the variability of the expected gains and losses of the entity. The expected gains and losses are primarily determined by the amount of deposit required by the contract, the time period or term of the contract, and by analyzing the volatility in home sales prices as well as development and entitlement risk in each specific market. Based on this evaluation, if the Company is the primary beneficiary of an entity with which the Company has entered into a land or lot option purchase contract, the variable interest entity is consolidated. Since the Company owns no equity interest in these unaffiliated variable interest entities, it generally has little or no control or influence over the operations of these entities or their owners. When the Company’s requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of these entities are required. In most cases, the fair value of the assets of the consolidated entities has been assumed to be the remaining contractual purchase price of the land or lots the Company is purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots the Company has the option to buy with a related offset to minority interest for the assumed third-party investment in the variable interest entity.

The consolidation of variable interest entities added $6.5 million and $21.7 million in land inventory not owned and minority interests related to entities not owned to the Company’s balance sheets at September 30, 2009 and 2008, respectively. The Company’s obligations related to these land or lot option contracts are guaranteed by deposits, including cash, promissory notes and surety bonds, totaling $0.6 million and $4.2 million as of September 30, 2009 and 2008, respectively. Creditors, if any, of these variable interest entities have no recourse against the Company.

For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits. At September 30, 2009 and 2008, the amount of option deposits related to these contracts totaled $8.0 million and $20.6 million, respectively, and are included in homebuilding other assets on the consolidated balance sheets.

Additionally, the Company determined that certain of its land and lot option purchase contracts represent financing arrangements. As a result, the Company added $7.8 million and $16.9 million in land inventory not owned, with a corresponding increase to accrued expenses and other liabilities, to its balance sheets at September 30, 2009 and 2008, respectively.

Included in land inventory not owned at September 30, 2008, was $21.7 million of land for which the Company did not have title because the land was sold during the fourth quarter of fiscal 2008. The recognition of these sales was deferred because their terms, primarily related to the Company’s continuing involvement with the properties, did not meet the full accrual method criteria. During fiscal 2009, the previously deferred revenue was recognized.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D —	NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	September 30,
	2009	2008
	(In millions)

Homebuilding:
Unsecured:
5% senior notes due 2009, net	$—	$200.0
8% senior notes due 2009, net	—	349.6
4.875% senior notes due 2010, net	130.8	249.6
9.75% senior notes due 2010	70.5	96.8
9.75% senior subordinated notes due 2010, net	15.3	15.3
6% senior notes due 2011, net	212.8	249.6
7.875% senior notes due 2011, net	163.3	199.4
5.375% senior notes due 2012	242.1	300.0
6.875% senior notes due 2013	199.5	200.0
5.875% senior notes due 2013	96.0	100.0
6.125% senior notes due 2014, net	198.5	198.2
2% convertible senior notes due 2014	500.0	—
5.625% senior notes due 2014, net	248.8	248.6
5.25% senior notes due 2015, net	298.6	298.3
5.625% senior notes due 2016, net	298.3	298.1
6.5% senior notes due 2016, net	497.0	499.2
Other secured	37.1	42.2

	$3,208.6	$3,544.9

Financial Services:
Mortgage repurchase facility, maturing 2010	$68.7	$203.5

The aggregate fair value of the Company’s senior, convertible senior and senior subordinated notes at September 30, 2009 and 2008 was $3,187.6 million and $2,978.1 million, respectively, compared to carrying values of $3,171.5 million and $3,502.7 million, respectively. For these notes, the Company determines fair value based on quoted market prices. For other secured notes and balances due under the mortgage repurchase facility, the fair values approximate their carrying amounts due to their short maturity or floating interest rate terms, as applicable.

As of September 30, 2009, maturities of consolidated notes payable, assuming the mortgage repurchase facility is not extended or renewed, are $308.4 million in fiscal 2010, $376.6 million in fiscal 2011, $256.2 million in fiscal 2012, $295.5 million in fiscal 2013, $950.0 million in fiscal 2014 and $1,097.7 million thereafter.

The Company has an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Homebuilding:

The Company voluntarily terminated its $1.65 billion unsecured revolving credit facility in May 2009. There were no cash borrowings and $61.0 million of standby letters of credit outstanding on the facility at the time of termination. As a result of the termination, the Company recognized $7.6 million of loss on early retirement of debt related to the write-off of unamortized fees in fiscal 2009. There were no penalties incurred in connection with the early termination of the revolving credit facility. Concurrent with the termination, the Company entered into secured letter of credit agreements with the three banks that had issued letters of credit under the revolving credit facility. The effect of these agreements was to remove the outstanding letters of credit from the facility and require the Company to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At September 30, 2009, the amount of cash restricted for this purpose totaled $53.3 million and is included in homebuilding restricted cash on the consolidated balance sheet.

In May 2009, the Company issued $500 million principal amount of 2% convertible senior notes due 2014, with interest payable semi-annually. The notes, which mature May 15, 2014 subject to earlier conversion or repurchase, represent unsecured obligations of the Company. Holders of the 2% convertible senior notes may convert all or any portion of their notes at their option at any time prior to maturity. The initial conversion rate for the notes is 76.5697 shares of the Company’s common stock per $1,000 principal amount of senior notes, equivalent to an initial conversion price of approximately $13.06 per share of the Company’s common stock. The conversion rate is subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest. Upon conversion of a 2% senior note, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof at the Company’s election. The Company may not redeem the notes prior to the maturity date. The annual effective interest rate of the notes is 2.6%, after giving effect to the amortization of deferred financing costs.

Following is a summary of the key terms of each of the Company’s unsecured homebuilding notes payable outstanding as of September 30, 2009, including the annual effective interest rate of each series of notes, after giving effect to the amortization of discounts and deferred financing costs.

				Redeemable
	Principal			Prior to	Effective
Note Payable	Amount	Date Issued	Date Due	Maturity	Interest Rate (1)
	(In millions)

4.875% senior	$130.9	October 2004	January 15, 2010	Yes (3)	5.1%
9.75% senior (4)	$70.5	June 2008	September 15, 2010	No	9.9%
9.75% senior subordinated (4)	$15.3	September 2000	September 15, 2010	No	9.9%
6% senior	$213.0	April 2006	April 15, 2011	Yes (3)	6.2%
7.875% senior	$163.6	August 2001	August 15, 2011	No	8.0%
5.375% senior	$242.1	July 2005	June 15, 2012	Yes (3)	5.4%
6.875% senior	$199.5	April 2003	May 1, 2013	No	7.0%
5.875% senior	$96.0	June 2003	July 1, 2013	Yes (2)	5.9%
6.125% senior	$200.0	July 2004	January 15, 2014	No	6.3%
2% convertible senior	$500.0	May 2009	May 15, 2014	No	2.6%
5.625% senior	$250.0	September 2004	September 15, 2014	No	5.8%
5.25% senior	$300.0	February 2005	February 15, 2015	Yes (3)	5.4%
5.625% senior	$300.0	December 2004	January 15, 2016	Yes (3)	5.8%
6.5% senior	$497.7	April 2006	April 15, 2016	Yes (3)	6.6%

(1)	Interest is payable semi-annually on each of the series of senior, convertible senior and senior subordinated notes.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The notes may be redeemed at a price equal to 100% of the principal amount plus a premium declining ratably to par over a three-year period beginning on July 1, 2008.

(3)	The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments on the redemption date, plus in each case, accrued interest.

(4)	Through an exchange offer in fiscal 2008, the Company exchanged senior notes for a substantial portion of its 9.75% senior subordinated notes.

All series of senior notes are senior obligations of the Company and rank pari passu in right of payment to all existing and future unsecured indebtedness of the Company, and senior to all existing and future indebtedness expressly subordinated to them. The senior subordinated notes rank behind all existing and future senior notes. Both the senior and senior subordinated notes are guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Upon a change of control of the Company (as defined), holders of all series of notes issued prior to October 2004, constituting $1.0 billion principal amount in the aggregate as of September 30, 2009, have the right to require the Company to purchase these notes at a price of 101% of their principal amount, along with accrued and unpaid interest. If a fundamental change, including a change in control (as defined), occurs as defined in the indenture governing the convertible senior notes, holders of the convertible senior notes, constituting $500 million principal amount as of September 30, 2009, have the right to require the Company to purchase these notes at par, along with accrued and unpaid interest.

On January 15, 2009, the Company repaid the remaining $155.2 million principal amount of its 5% senior notes which were due on that date. On February 1, 2009, the Company repaid the remaining $297.7 million principal amount of its 8% senior notes which were due on that date.

In November 2008, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization is effective from December 1, 2008 to November 30, 2009. At September 30, 2009, $222.6 million of the authorization was remaining. Upon expiration of the November 2008 authorization, the Board of Directors has authorized the repurchase of up to $500 million of debt securities. The new authorization is effective from December 1, 2009 to November 30, 2010.

During fiscal 2009, primarily through unsolicited transactions, the Company repurchased the following senior notes prior to their maturity dates:

Principal
Amount of
Senior Notes
Repurchased
(In millions)

5% senior notes due 2009	$44.8
8% senior notes due 2009	52.0
4.875% senior notes due 2010	119.1
9.75% senior notes due 2010	26.3
6% senior notes due 2011	37.0
7.875% senior notes due 2011	36.4
5.375% senior notes due 2012	57.9
6.875% senior notes due 2013	0.5
5.875% senior notes due 2013	4.0
6.5% senior notes due 2016	2.3

$380.3

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These senior notes were repurchased for an aggregate purchase price of $368.0 million, plus accrued interest. The repurchases resulted in a gain of $11.5 million, which is net of unamortized discounts and fees written off. This gain was partially offset by the $7.6 million loss related to termination of the revolving credit facility as discussed above, and the resulting net gain of $3.9 million is included in the consolidated statement of operations for fiscal 2009.

In October 2009, through unsolicited transactions, the Company repurchased $1.2 million principal amount of its 9.75% senior notes due 2010 and $6.5 million principal amount of its 5.625% senior notes due 2016, for an aggregate purchase price of $7.4 million, plus accrued interest.

The indentures governing the Company’s senior notes and senior subordinated notes impose restrictions on the creation of secured debt and liens. At September 30, 2009, the Company was in compliance with all of the limitations and restrictions that form a part of the public debt obligations.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, entered into a mortgage sale and repurchase agreement (the “mortgage repurchase facility”) on March 28, 2008. The mortgage repurchase facility, which is accounted for as a secured financing, provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. On March 5, 2009, through an amendment to the repurchase agreement and transfer of the rights of each of the counterparties to one counterparty, the capacity of the facility was reduced from $275 million to $75 million, with a provision allowing an increase in the capacity to $100 million during the last five business days of a fiscal quarter and the first seven business days of the following fiscal quarter. Additionally, the amendment extended the maturity date of the facility to March 4, 2010. On September 23, 2009, the repurchase agreement was further amended to increase the capacity of the facility from $75 million to $100 million, with a provision allowing an increase in the capacity to $125 million during the last five business days of a fiscal quarter and the first seven business days of the following fiscal quarter.

As of September 30, 2009, $214.6 million of mortgage loans held for sale were pledged under the repurchase arrangement, with a carrying value of $213.0 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $131.5 million, DHI Mortgage had an obligation of $68.7 million outstanding under the mortgage repurchase facility at September 30, 2009 at a 4.5% interest rate.

The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. At September 30, 2009, the mortgage subsidiary was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

In the past, the Company has been able to renew or extend its mortgage credit facilities on satisfactory terms prior to their maturities, and obtain temporary additional commitments through amendments to the credit agreements during periods of higher than normal volumes of mortgages held for sale. The liquidity of the Company’s financial services business depends upon its continued ability to renew and extend the mortgage repurchase facility or to obtain other additional financing in sufficient capacities.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E —	MORTGAGE LOANS

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

Mortgage Loans Held for Sale

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. At September 30, 2009, mortgage loans held for sale accounted for using the fair value option had an aggregate fair value of $220.8 million and an aggregate outstanding principal balance of $217.2 million. During the years ended September 30, 2009, 2008 and 2007, the Company had net gains on sales of loans of $23.6 million, $69.1 million and $97.8 million, respectively, which includes the effect of recording recourse expense, as discussed below in “Other Mortgage Loans,” of $33.2 million, $21.9 million and $26.0 million, respectively.

The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale, which for the years ended September 30, 2009, 2008 and 2007 was not significant, and is recognized in current earnings. As of September 30, 2009, the Company had $45.5 million in mortgage loans held for sale not committed to third-party purchasers and the notional amounts of the hedging instruments related to those loans totaled $44.8 million. Prior to October 1, 2008, the effectiveness of the fair value hedge was monitored and any ineffectiveness, which for the years ended September 30, 2008 and 2007 was not significant, was recognized in current earnings.

Other Mortgage Loans

Generally, mortgage loans are sold with limited recourse provisions which include industry-standard representations and warranties, primarily involving a minimum number of payments to be made by the borrower and/or misrepresentation by the borrower. The Company does not retain any other continuing interest related to mortgage loans sold in the secondary market. Other mortgage loans generally consist of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and often become real estate owned through the foreclosure process.

Based on historical performance and current housing and credit market conditions, the Company has recorded reserves for estimated losses on other mortgage loans, real estate owned, future loan repurchase obligations due to the limited recourse provisions and losses for mortgage reinsurance activities, all of which are recorded as reductions of financial services revenue. These reserves totaled $43.6 million and $30.5 million at September 30, 2009 and 2008, respectively, and comprise the items that follow. Other mortgage loans, subject to nonrecurring fair value measurement, totaled $50.2 million and $58.6 million at September 30, 2009 and 2008, respectively, and had corresponding loss reserves of $13.1 million and $20.1 million, respectively. The Company has established loss reserves for real estate owned of $2.6 million and $4.7 million at September 30, 2009 and 2008, respectively. The Company’s other mortgage loans and real estate owned are included in financial services other assets in the accompanying consolidated balance sheets. Additional loss reserves at September 30, 2009 and 2008 included liabilities of $27.9 million and $5.7 million, respectively, for expected losses on future loan repurchase obligations due to the limited recourse provisions.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A subsidiary of the Company reinsured a portion of private mortgage insurance written on loans originated by DHI Mortgage in prior years. At September 30, 2009 and 2008, reserves for expected future losses under the reinsurance program totaled $18.7 million and $5.8 million, respectively. The mortgage repurchase and reinsurance loss reserves are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets. It is possible that future losses may exceed the amount of reserves and, if so, additional charges will be required.

Loan Commitments

The Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At September 30, 2009, IRLCs totaled $289.0 million which are accounted for as derivative instruments recorded at fair value.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in current earnings. As of September 30, 2009, the Company had approximately $21.1 million of best-efforts whole loan delivery commitments and $234.5 million of hedging instruments related to IRLCs not yet committed to purchasers.

At September 30, 2009, the Company had $27.5 million in EDFC options and MBS which were acquired as part of a program to potentially offer homebuyers a below market interest rate on their home financing. These hedging instruments and the related commitments are accounted for at fair value with gains and losses recognized in current earnings. These gains and losses for the years ended September 30, 2009, 2008 and 2007 were not material.

NOTE F —	FAIR VALUE MEASUREMENTS

Effective October 1, 2008, the Company adopted the FASB’s authoritative guidance for fair value measurements of certain financial instruments. The Company adopted the provisions of this guidance that relate to nonfinancial assets and liabilities on October 1, 2009. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the exchange (exit) price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This standard establishes a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability. Observable inputs are those which can be easily seen by market participants while unobservable inputs are generally developed internally, utilizing management’s estimates and assumptions.

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of assets and liabilities at September 30, 2009 measured at fair value on a recurring basis were as follows:

	Fair Value		Fair Value at
	Hierarchy	Balance Sheet Location	September 30, 2009
			(In millions)

Financial Services:
Mortgage Loans Held for Sale (a)	Level 2	Mortgage Loans Held for Sale	$220.8
Derivatives not Designated as Hedging Instruments (b):
Interest Rate Lock Commitments	Level 2	Other Assets	$2.6
Forward Sales of MBS	Level 2	Other Liabilities	$(2.7)
EDFC Options	Level 1	Other Liabilities	$—
Best-Efforts Commitments	Level 2	Other Liabilities	$(1.1)

(a)	Mortgage loans held for sale are reflected at full fair value.

(b)	Fair value measurements represent changes in fair value since inception. These changes are reflected in the balance sheet and included in financial services revenues on the consolidated statement of operations.

Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income.

Other mortgage loans are measured at the lower of cost or fair value on a nonrecurring basis and include performing and nonperforming mortgage loans. Other mortgage loans are reported in other assets based on the Company’s assessment of the value of the underlying collateral and are classified as Level 3 valuations.

NOTE G —	INCOME TAXES

The provision for (benefit from) income taxes includes the following components:

	Year Ended September 30,
	2009	2008	2007
	(In millions)

Current (benefit) provision:
Federal	$(213.9)	$(655.1)	$216.1
State	(6.6)	6.6	35.0

	(220.5)	(648.5)	251.1

Deferred provision (benefit):
Federal	200.7	576.9	(443.7)
State	12.8	73.4	(46.1)

	213.5	650.3	(489.8)

Total (benefit from) provision for income taxes	$(7.0)	$1.8	$(238.7)

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These differences primarily relate to the following:

	September 30,
	2009	2008
	(In millions)

Deferred tax assets:
Inventory costs	$80.0	$165.0
Inventory impairments	584.3	750.6
Warranty and construction defect costs	111.6	111.7
Net operating loss carryforwards	229.1	60.0
Minimum tax credit carryforwards	17.6	—
Incentive compensation plans	48.2	37.1
Deferral of profit on home sales	0.7	1.6
Goodwill impairment	13.1	17.6
Other	53.8	35.4

Total deferred tax assets	1,138.4	1,179.0
Valuation allowance	(1,124.4)	(961.3)

Total deferred tax assets, net of valuation allowance	14.0	217.7
Deferred tax liabilities	14.0	4.2

Deferred income taxes, net	$—	$213.5

The Company had income tax receivables of $293.1 million and $676.2 million at September 30, 2009 and 2008, respectively. In December 2008, the Company received a federal income tax refund of $621.7 million with respect to its 2008 year. The Company received $113.0 million of the $293.1 million receivable in the form of a tax refund during October 2009. A substantial portion of the remaining tax receivable at September 30, 2009 is due to the carryback of federal tax losses generated in fiscal 2009 that can be carried back against fiscal 2007 taxable income. The Company also had $11.1 million of income tax receivables for state operating loss carrybacks at September 30, 2009.

At September 30, 2009, the Company had a federal net operating loss carryforward of $422 million that will expire in fiscal 2029 and tax benefits for state net operating loss carryforwards of $81.4 million that expire (beginning at various times depending on the tax jurisdiction) from fiscal 2013 to fiscal 2029. The Company also had minimum tax credit carryforwards of $17.6 million that carry no expiration date.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the taxable income available in current statutory carryback periods; reversals of existing taxable temporary differences; tax planning strategies; the nature, frequency and severity of current and cumulative losses; the duration of statutory carryforward periods; the Company’s historical experience in generating operating profits; and expectations for future profitability. In making such judgments, significant weight is given to evidence that can be objectively verified. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.

Due to the challenging market conditions in the homebuilding industry during the past two years, the Company has recorded significant impairment charges for both inventory and goodwill and was in a three-year cumulative pre-tax loss position for fiscal years 2006 through 2008, which continued in fiscal 2009. While the Company has a long history of profitable operations prior to the current downturn in the homebuilding industry, the cumulative loss position is significant negative evidence in assessing the recoverability of the Company’s deferred tax assets. Therefore, the Company recorded a valuation allowance during fiscal 2008 on its deferred tax assets, representing those deferred tax asset amounts for which ultimate realization is dependent upon the generation of future taxable income during the periods in which the related temporary differences become deductible. At September 30, 2009 and 2008, the Company had net deferred tax assets of $1,124.4 million and $1,174.8 million, respectively, offset by valuation allowances of $1,124.4 million and $961.3 million, respectively.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and amended Section 172 of the Internal Revenue Code to allow the net operating loss realized in one or the other of tax years 2008 or 2009 (the Company’s fiscal 2009 or 2010) to be carried back up to five years (previously limited to a two-year carryback). The Company is evaluating the impact of this legislative change. It will be able to carry back either fiscal 2009 or 2010 taxable losses five years and receive a refund of previously paid federal income taxes in excess of that recognized in the September 30, 2009 consolidated balance sheet. The Company currently anticipates that such additional refund will approximate $200 million and will likely be recognized in its financial statements as a reduction of the valuation allowance for deferred tax assets in the first quarter of fiscal 2010.

The benefits of the Company’s net operating loss and minimum tax credit carryforwards, as well as its unrealized built-in losses, would be reduced or potentially eliminated if the Company experienced an ownership change as defined by Internal Revenue Code Section 382 (Section 382). The Company does not believe it has experienced such an ownership change as of September 30, 2009; however, the amount by which its ownership may change in the future could be affected by purchases and sales of stock by 5% stockholders and the conversion of the outstanding convertible senior notes, over which it has no control. In August 2009, the Company’s Board of Directors adopted a Section 382 rights agreement as a measure intended to deter such an ownership change in order to preserve these tax attributes. The Section 382 rights agreement, however, may not prevent an ownership change. Moreover, it will expire by its terms in 2010 if it is not approved when the Company submits it to its stockholders for their approval.

During fiscal 2009 and 2008, the Company recognized interest and penalties with respect to income taxes of $3.0 million and $4.0 million, respectively, in its consolidated statements of operations, and at September 30, 2009 and 2008, the Company’s total accrued interest and penalties relating to unrecognized income tax benefits was $6.2 million and $4.9 million, respectively. Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in unrecognized income tax benefits during fiscal 2009 and 2008:

	Year Ended September 30,
	2009	2008
	(In millions)

Unrecognized income tax benefits, beginning of year	$18.7	$14.5
Additions attributable to tax positions taken in the current year	—	3.8
Additions attributable to tax positions taken in prior years	10.4	0.4
Reductions attributable to tax positions taken in prior years	(5.1)	—
Settlements	—	—

Unrecognized income tax benefits, end of year	$24.0	$18.7

The total amount of unrecognized tax benefits includes interest, penalties, and the tax benefit relating to the deductibility of interest and state income taxes. All tax positions, if recognized, would affect the Company’s effective income tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly decrease or increase within twelve months of the current reporting date.

The Company is subject to federal income tax and to income tax in multiple states. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2006 through 2009. The Company is currently being audited by various states. The IRS concluded its examination of the Company’s tax returns for 2004 and 2005 in February 2009 which resulted in the assessment of $7.5 million of additional federal and state income tax and interest.

In fiscal 2009 and 2007, the Company recorded a benefit from income taxes of $7.0 million and $238.7 million, respectively. In fiscal 2008, the provision for income taxes was $1.8 million. The Company does not have meaningful effective tax rates in fiscal years 2007, 2008 and 2009 because of losses from operations before taxes, the impact of valuation allowances on its net deferred tax assets and impairment of nondeductible goodwill. The difference between income tax expense and tax computed by applying the federal statutory income tax rate of 35% to loss before income taxes during each year is due to the following:

	Year Ended September 30,
	2009	2008	2007
	(In millions)

Income taxes at federal statutory rate	$(193.3)	$(921.1)	$(332.9)
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	(12.9)	(76.2)	(21.8)
Domestic production activities deduction	8.1	18.6	(16.7)
Valuation allowance	163.1	956.6	—
Goodwill impairment	—	20.8	128.5
Minimum tax credit carryforwards	30.0	—	—
Other	(2.0)	3.1	4.2

(Benefit from) provision for income taxes	$(7.0)	$1.8	$(238.7)

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H —	LOSS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted loss per share. In all three fiscal years, all outstanding stock options and convertible senior notes were excluded from the computation because they were antidilutive due to the net loss recorded during each year.

	Year Ended September 30,
	2009	2008	2007
	(In millions)

Numerator:
Net loss	$(545.3)	$(2,633.6)	$(712.5)

Denominator:
Denominator for basic and diluted loss per share — adjusted weighted average common shares	316.9	315.7	314.1

NOTE I —	STOCKHOLDERS’ EQUITY

At September 30, 2009, the Company had 321,136,119 shares of Common Stock issued and 317,480,886 shares outstanding. No shares of Preferred Stock were issued or outstanding. At September 30, 2009, the Company had 38.8 million and 3.9 million shares of Common Stock reserved for issuance pursuant to the D.R. Horton, Inc. Stock Incentive Plans and Employee Stock Purchase Plan, respectively.

The Company has an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

In November 2008, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. The authorization is effective from December 1, 2008 to November 30, 2009. The Company made no repurchases of its common stock under the share repurchase program during fiscal 2009, and therefore, all of the $100 million authorization was remaining at September 30, 2009. Upon expiration of the November 2008 authorization, the Board of Directors has authorized the repurchase of up to $100 million of the Company’s common stock through November 30, 2010.

During fiscal 2009, the Board of Directors approved and paid four quarterly cash dividends of $0.0375 per common share. During fiscal 2008, cash dividends of $0.15 per common share were paid in the first and second quarters, followed by cash dividends of $0.075 in the third and fourth quarters. On November 19, 2009, the Board of Directors approved a cash dividend of $0.0375 per common share, payable on December 15, 2009, to stockholders of record on December 4, 2009.

In August 2009, to preserve the tax benefits of the Company’s net operating losses and unrealized built-in losses, the Board of Directors adopted a rights agreement as a measure intended to deter an ownership change as defined by Internal Revenue Code Section 382. On August 19, 2009, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of the Company’s common stock. The dividend was paid on August 31, 2009 to stockholders of record on August 31, 2009.

NOTE J —	EMPLOYEE BENEFIT PLANS

Deferred Compensation

The Company has a 401(k) plan for all Company employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing are at the Company’s discretion. Expenses for the plan were $3.9 million, $3.5 million and $12.2 million in fiscal 2009, 2008 and 2007 respectively.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expenses were lower in fiscal 2008 and 2009 primarily as a result of the use of forfeitures of unvested Company matching contributions by terminated employees and fewer plan participants resulting from a reduction in the size of the Company’s workforce.

The Company’s Supplemental Executive Retirement Plan (SERP) is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death, or termination of employment with the Company. Under the SERP, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company’s liabilities related to the SERP were $13.2 million and $12.2 million at September 30, 2009 and 2008, respectively. The Company recorded $2.2 million, $2.1 million and $2.0 million of expense for this plan in fiscal 2009, 2008 and 2007, respectively.

The Company has a deferred compensation plan available to a select group of employees. The participating employees designate investments for their contributions; however, the Company is not required to invest the contributions in the designated investments. The Company’s net liabilities related to the deferred compensation plan were $31.3 million and $42.1 million at September 30, 2009 and 2008, respectively. The Company records as expense the amount that the employee contributions would have earned had the funds been invested in the designated investments. The Company recorded a reduction in expense of $1.1 million and $7.1 million and an expense of $13.0 million for this plan in fiscal 2009, 2008 and 2007, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of no more than 85% of the fair market value of the stock on the designated dates of purchase. The price may be further discounted depending on the average fair market value of the stock during the period and certain other criteria. Under the terms of the plan, the total fair market value of the common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees of the Company purchased 155,254 shares for $1.2 million in fiscal 2009, 168,194 shares for $2.0 million in fiscal 2008 and 156,543 shares for $3.5 million in fiscal 2007.

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

During fiscal 2009 and 2008, stock options were granted to purchase a total of 6.1 million shares and 6.5 million shares, respectively, of the Company’s common stock at the closing market price of the stock on the date of the grant. The Compensation Committee of the Company’s Board of Directors granted all such stock options to the Company’s executive officers, other officers and certain of its employees, and the Company’s Board of Directors granted all such stock options to its outside directors. At September 30, 2009, there were 19.3 million shares available for future grants under the Plan.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company measures and recognizes compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The following table provides additional information related to activity under the Company’s Stock Incentive Plan.

	Year Ended September 30,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Stock Options
Outstanding at beginning of year	15,623,148	$16.19	11,838,031	$16.07	14,453,713	$15.31
Granted	6,115,000	9.03	6,547,500	14.44	—	—
Exercised	(665,357)	4.90	(1,577,641)	6.14	(1,513,585)	6.06
Canceled or expired	(1,593,374)	16.34	(1,184,742)	18.72	(1,102,097)	19.93

Outstanding at end of year	19,479,417	$14.31	15,623,148	$16.19	11,838,031	$16.07

Exercisable at end of year	5,410,674	$15.49	4,686,798	$14.24	4,987,184	$11.54

The total intrinsic value of options exercised during fiscal 2009, 2008 and 2007 was $4.6 million, $11.8 million and $26.2 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2009 was $23.1 million and $7.3 million, respectively. Exercise prices for options outstanding at September 30, 2009, ranged from $3.34 to $36.92. The weighted average remaining contractual lives of options outstanding and exercisable at September 30, 2009 were 6.9 years and 4.1 years, respectively.

The weighted average fair value of grants made in fiscal 2009 and 2008 was $3.89 and $4.48 per share, respectively. There were no options granted in fiscal 2007. The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended September 30,
	2009	2008	2007

Risk free interest rate	2.50%	3.11%	—
Expected life (in years)	7.74	7.74	—
Expected volatility	45.36%	42.70%	—
Expected dividend yield	1.66%	4.10%	—

For fiscal 2009, 2008 and 2007, the Company’s compensation expense related to stock option grants was $13.7 million, $13.5 million and $12.4 million, respectively, and at September 30, 2009, there was $61.5 million of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 6.7 years.

Incentive Bonus Plan

Under the Company’s Incentive Bonus Plan, the maximum award limits are determined by a performance-based formula tied to the actual performance period established under the plan, combined with a fixed dollar amount. Performance periods may be based on one or more months, quarters or years, although no

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covered employee may receive both a monthly or quarterly award and an annual award with respect to the same fiscal year. At September 30, 2009, the Company had $4.0 million accrued related to the Incentive Bonus Plan.

Performance Unit Plan

The Company’s Performance Unit Plan, which was adopted in fiscal 2008, provides for the Compensation Committee to grant performance units to senior management based upon the level of achievement of certain criteria. Each performance unit awarded will have a value equal to the closing stock price of the Company’s common stock at the end of the performance period and may be paid in cash, equity or a combination of both.

During fiscal 2009 and 2008, the Company issued long-term performance awards that vest on September 30, 2011 and September 30, 2010, respectively. These awards can be adjusted based on the Company’s performance relative to its peers in return on investment and in net sales gains percentage. The percentage of units that vest depends on the Company’s relative position as compared to its peers at the end of the performance period and can range from 0% to 200% of the number of units granted. The Company’s liability for these awards was $11.3 million and $3.6 million at September 30, 2009 and 2008, respectively. These awards are accounted for as liability awards for which compensation expense is recognized over the vesting period with a corresponding increase in accrued liabilities.

NOTE K —	COMMITMENTS AND CONTINGENCIES

Warranty Claims

During fiscal 2009, the Company recorded charges of $6.7 million as increases in liabilities for pre-existing warranties for the repair of approximately 90 homes in its South Florida and Louisiana markets for homes constructed during 2005 through 2007 which contain or are suspected to contain allegedly defective drywall manufactured in China (Chinese Drywall) that may be responsible for accelerated corrosion of certain metals in the home. The Company first learned of this potential issue in its quarter ended March 31, 2009 through customer inquiries. The Company has identified these homes through a review of the supply channel for its homes constructed in these markets and of the warranty claims received in these markets as well as testing of specific homes. The Company is continuing its investigation to determine if there are additional homes with the Chinese Drywall in these markets, which if found, would likely require the Company to further increase its warranty reserve for this matter in the future. As the actual costs incurred to remediate these homes have been minimal through September 30, 2009, the costs accrued to correct these homes are based on the Company’s expectations of future repair costs. If the actual costs to remediate the homes differ from the estimated costs, it may require the Company to revise its warranty estimate.

Through investigation of its supply channels in other markets, the Company has not identified any homes suspected of containing the Chinese Drywall outside of its Florida and Louisiana markets. As of November 20, 2009 the Company has not been included as a defendant in any lawsuit pertaining to the Chinese Drywall, although it is possible that it may in the future be subject to such litigation. While the Company will seek reimbursement for these remediation costs from various sources, it has not recorded a receivable for potential recoveries as of September 30, 2009 given the early stage of this matter.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Company’s warranty liability during fiscal 2009 and 2008 were as follows:

	September 30,
	2009	2008
	(In millions)

Warranty liability, beginning of year	$83.4	$116.0
Warranties issued	16.8	29.3
Changes in liability for pre-existing warranties	(16.0)	(19.8)
Settlements made	(24.6)	(42.1)

Warranty liability, end of year	$59.6	$83.4

Insurance and Legal Claims

The Company has been named as defendant in various claims, complaints and other legal actions including construction defect claims on closed homes and other claims and lawsuits incurred in the ordinary course of business, including employment matters, personal injury claims, land development issues, contract disputes and claims related to its mortgage activities. The Company has established reserves for these contingencies, based on the expected costs of the claims. The Company’s estimates of such reserves are based on the facts and circumstances of individual pending claims and historical data and trends, including costs relative to revenues, home closings and product types, and include estimates of the costs of construction defect claims incurred but not yet reported. These reserve estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs. The Company’s total liabilities for these items were $534.0 million and $521.7 million at September 30, 2009 and 2008, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. Related to the contingencies for construction defect claims and estimates of construction defect claims incurred but not yet reported, and other legal claims and lawsuits incurred in the ordinary course of business, the Company estimates and records insurance receivables for these matters under applicable insurance policies when recovery is probable. Additionally, the Company may have the ability to recover a portion of its legal expenses from its subcontractors when the Company has been named as an additional insured on their insurance policies. Estimates of the Company’s insurance receivables related to these matters totaled $234.6 million and $241.0 million at September 30, 2009 and 2008, respectively, and are included in homebuilding other assets in the consolidated balance sheets. Expenses related to these items were approximately $58.3 million, $53.8 million and $95.0 million in fiscal 2009, 2008 and 2007, respectively.

Management believes that, while the outcome of such contingencies cannot be predicted with certainty, the liabilities arising from these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. To the extent the liability arising from the ultimate resolution of any matter exceeds management’s estimates reflected in the recorded reserves relating to these matters, the Company would incur additional charges that could be significant.

On June 15, 2007, a putative class action, John R. Yeatman, et al. v. D.R. Horton, Inc., et al., was filed by one of the Company’s customers against it and its affiliated mortgage company subsidiary in the United States District Court for the Southern District of Georgia. The complaint sought certification of a class alleged to include persons who, within the year preceding the filing of the suit, purchased a home from the Company and obtained a mortgage for such purchase from its affiliated mortgage company subsidiary. The complaint alleged that the Company violated Section 8 of the Real Estate Settlement Procedures Act by effectively requiring its homebuyers to use its affiliated mortgage company to finance their home purchases by offering certain discounts and incentives. The action sought damages in an unspecified amount and injunctive relief. On April 23, 2008, the Court ruled on the Company’s motion to dismiss and dismissed this complaint with

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prejudice. The plaintiffs appealed the decision. On September 1, 2009, the 11th Circuit Court of Appeals issued its mandate affirming the trial court’s dismissal of the plaintiffs’ complaint. The plaintiffs have until December 1, 2009 to seek Supreme Court review; however, the Company has received no indication from the plaintiffs whether any further appeals are planned.

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

Land and Lot Option Purchase Contracts

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At September 30, 2009, the Company had total deposits of $34.8 million, comprised of cash deposits of $31.8 million, promissory notes of $2.1 million, and letters of credit and surety bonds of $0.9 million, to purchase land and lots with a total remaining purchase price of $864.2 million. Within the land and lot option purchase contracts in force at September 30, 2009, there were a limited number of contracts, representing $5.3 million of remaining purchase price, subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations.

Included in the total deposits of $34.8 million, were $25.4 million of deposits related to land and lot option purchase contracts for which the Company does not expect to exercise its option to purchase the land or lots, but the contract has not yet been terminated. The remaining purchase price of land and lots subject to those contracts was $257.2 million. Consequently, the deposits relating to these contracts have been written off, resulting in a net deposit balance of $9.4 million at September 30, 2009, which is included in homebuilding other assets on the consolidated balance sheet. The majority of land and lots under contract are currently expected to be purchased within three years, based on the Company’s assumptions as to the extent it will exercise its options to purchase such land and lots.

Other Commitments

In the normal course of its business activities, the Company provides standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At September 30, 2009, outstanding standby letters of credit were $52.0 million, all of which were cash collateralized, and surety bonds were $1.1 billion.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company leases office space and equipment under non-cancelable operating leases. Minimum annual lease payments under these leases at September 30, 2009 approximate (in millions):

2010	$17.9
2011	11.6
2012	5.7
2013	4.4
2014	4.3
Thereafter	1.6

$45.5

Rent expense approximated $34.3 million, $55.5 million and $68.0 million for fiscal 2009, 2008 and 2007, respectively.

NOTE L —	OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets at September 30, 2009 and 2008 were as follows:

	September 30,
	2009	2008
	(In millions)

Insurance receivables	$234.6	$241.0
Accounts and notes receivable	50.7	65.8
Prepaid assets	42.5	54.3
Other assets	108.7	125.4

	$436.5	$486.5

The Company’s homebuilding accrued expenses and other liabilities at September 30, 2009 and 2008 were as follows:

	September 30,
	2009	2008
	(In millions)

Construction defect and other litigation liabilities	$534.0	$521.7
Employee compensation and related liabilities	98.5	115.1
Warranty liability	59.6	83.4
Accrued interest	53.5	59.2
Federal and state income tax liabilities	24.0	23.7
Other liabilities	162.4	252.8

	$932.0	$1,055.9

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE M —	SEGMENT INFORMATION

The Company’s 31 homebuilding operating divisions and its financial services operation are its operating segments. The homebuilding operating segments are aggregated into six reporting segments and the financial services operating segment is its own reporting segment. The Company’s reportable homebuilding segments are: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia
Midwest:	Colorado, Illinois, Minnesota and Wisconsin
Southeast:	Alabama, Florida and Georgia
South Central:	Louisiana, Mississippi, Oklahoma and Texas
Southwest:	Arizona and New Mexico
West:	California, Hawaii, Idaho, Nevada, Oregon, Utah and Washington

Homebuilding is the Company’s core business, generating 99% of consolidated revenues in fiscal 2009 and 98% of consolidated revenues in 2008 and 2007. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land and the construction and sale of residential homes on the land, in 27 states and 75 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.

The Company’s financial services segment provides mortgage financing and title agency services principally to customers of the Company’s homebuilding segments. The Company generally does not retain or service the mortgages that it originates, but, rather, seeks to sell the mortgages and related servicing rights to third-party purchasers. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

The accounting policies of the reporting segments are described throughout Note A. The 2007 segment information has been restated to conform to the current year presentation, reflecting the change in the composition of the Company’s reporting segments which occurred in fiscal 2008.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30,
			Restated
	2009	2008	2007
	(In millions)

Revenues
Homebuilding revenues:
East	$347.1	$589.9	$1,092.0
Midwest	314.5	546.7	1,111.5
Southeast	570.8	820.8	1,478.3
South Central	1,010.2	1,452.2	2,009.9
Southwest	396.8	1,170.9	1,882.0
West	964.5	1,938.1	3,515.1

Total homebuilding revenues	$3,603.9	$6,518.6	$11,088.8
Financial services revenues	$53.7	$127.5	$207.7

Consolidated revenues	$3,657.6	$6,646.1	$11,296.5

Inventory Impairments
East	$54.3	$256.2	$72.3
Midwest	46.3	161.8	152.8
Southeast	36.7	448.4	181.6
South Central	17.0	67.2	10.4
Southwest	36.5	264.9	25.6
West	187.0	1,174.1	779.5

Total inventory impairments	$377.8	$2,372.6	$1,222.2

Goodwill Impairments
East	$—	$—	$39.4
Midwest	—	—	48.5
Southeast	—	—	11.5
South Central	—	—	—
Southwest	—	79.4	—
West	—	—	374.7

Total goodwill impairments	$—	$79.4	$474.1

Income (Loss) Before Income Taxes (1)
Homebuilding income (loss) before income taxes:
East	$(95.3)	$(332.5)	$(66.1)
Midwest	(104.4)	(184.3)	(205.3)
Southeast	(72.4)	(507.7)	(131.6)
South Central	6.1	(9.0)	122.2
Southwest	(45.7)	(366.7)	192.9
West	(225.1)	(1,266.7)	(932.1)

Total homebuilding loss before income taxes	$(536.8)	$(2,666.9)	$(1,020.0)
Financial services income (loss) before income taxes	$(15.5)	$35.1	$68.8

Consolidated loss before income taxes	$(552.3)	$(2,631.8)	$(951.2)

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2009	2008
	(In millions)

Homebuilding Inventories (2):
East	$535.4	$594.5
Midwest	371.1	473.8
Southeast	656.6	799.6
South Central	852.8	939.7
Southwest	255.7	423.6
West	842.5	1,258.4
Corporate and unallocated (3)	148.9	193.6

Total homebuilding inventory	$3,663.0	$4,683.2

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to operating the Company’s corporate office.

(2)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(3)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N —	SUPPLEMENTAL GUARANTOR INFORMATION

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

Consolidating Balance Sheet
September 30, 2009

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

ASSETS
Cash and cash equivalents	$1,871.2	$48.3	$37.8	$—	$1,957.3
Restricted cash	54.5	0.7	—	—	55.2
Investments in subsidiaries	1,033.7	—	—	(1,033.7)	—
Inventories	1,114.5	2,521.7	26.8	—	3,663.0
Income taxes receivable	293.1	—	—	—	293.1
Property and equipment, net	18.1	19.7	20.0	—	57.8
Other assets	120.1	275.3	98.1	—	493.5
Mortgage loans held for sale	—	—	220.8	—	220.8
Goodwill	—	15.9	—	—	15.9
Intercompany receivables	1,280.0	—	—	(1,280.0)	—

Total Assets	$5,785.2	$2,881.6	$403.5	$(2,313.7)	$6,756.6

LIABILITIES & EQUITY
Accounts payable and other liabilities	$318.1	$747.1	$145.7	$—	$1,210.9
Intercompany payables	—	1,243.9	36.1	(1,280.0)	—
Notes payable	3,207.5	1.1	68.7	—	3,277.3

Total Liabilities	3,525.6	1,992.1	250.5	(1,280.0)	4,488.2

Minority interests	—	—	8.8	—	8.8

Total Equity	2,259.6	889.5	144.2	(1,033.7)	2,259.6

Total Liabilities & Equity	$5,785.2	$2,881.6	$403.5	$(2,313.7)	$6,756.6

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
September 30, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

ASSETS
Cash and cash equivalents	$1,261.5	$90.1	$35.7	$—	$1,387.3
Investments in subsidiaries	1,073.4	—	—	(1,073.4)	—
Inventories	1,443.8	3,177.8	61.6	—	4,683.2
Income taxes receivable	676.2	—	—	—	676.2
Restricted cash	1.2	0.8	—	—	2.0
Deferred income taxes, net	67.2	146.3	—	—	213.5
Property and equipment, net	16.1	29.1	20.7	—	65.9
Other assets	142.9	305.4	109.5	(3.3)	554.5
Mortgage loans held for sale	—	—	352.1	—	352.1
Goodwill	—	15.9	—	—	15.9
Intercompany receivables	2,056.4	—	—	(2,056.4)	—

Total Assets	$6,738.7	$3,765.4	$579.6	$(3,133.1)	$7,950.6

LIABILITIES & EQUITY
Accounts payable and other liabilities	$360.9	$869.7	$110.1	$(3.3)	$1,337.4
Intercompany payables	—	2,008.1	48.3	(2,056.4)	—
Notes payable	3,543.5	1.4	203.5	—	3,748.4

Total Liabilities	3,904.4	2,879.2	361.9	(2,059.7)	5,085.8

Minority interests	—	—	30.5	—	30.5

Total Equity	2,834.3	886.2	187.2	(1,073.4)	2,834.3

Total Liabilities & Equity	$6,738.7	$3,765.4	$579.6	$(3,133.1)	$7,950.6

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2009

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

Homebuilding:
Revenues	$828.7	$2,754.7	$20.5	$—	$3,603.9
Cost of sales	889.2	2,615.5	34.0	—	3,538.7

Gross profit (loss)	(60.5)	139.2	(13.5)	—	65.2
Selling, general and administrative expense	209.7	306.9	6.4	—	523.0
Equity in loss of subsidiaries	192.2	—	—	(192.2)	—
Interest expense	95.7	—	—	—	95.7
(Gain) on early retirement of debt	(3.9)	—	—	—	(3.9)
Other (income) expense	(1.9)	(2.4)	(8.5)	—	(12.8)

	(552.3)	(165.3)	(11.4)	192.2	(536.8)

Financial Services:
Revenues	—	—	53.7	—	53.7
General and administrative expense	—	—	78.1	—	78.1
Interest expense	—	—	1.5	—	1.5
Interest and other (income)	—	—	(10.4)	—	(10.4)

	—	—	(15.5)	—	(15.5)

Loss before income taxes	(552.3)	(165.3)	(26.9)	192.2	(552.3)
Benefit from income taxes	(7.0)	(5.3)	(0.1)	5.4	(7.0)

Net loss	$(545.3)	$(160.0)	$(26.8)	$186.8	$(545.3)

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2009

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

OPERATING ACTIVITIES
Net cash provided by operating activities	$414.6	$561.0	$165.6	$—	$1,141.2

INVESTING ACTIVITIES
Purchases of property and equipment	(4.2)	(1.6)	(0.4)	—	(6.2)
(Increase) decrease in restricted cash	(53.3)	0.1	—	—	(53.2)

Net cash used in investing activities	(57.5)	(1.5)	(0.4)	—	(59.4)

FINANCING ACTIVITIES
Net change in notes payable	(333.8)	—	(134.9)	—	(468.7)
Net change in intercompany receivables/payables	629.5	(601.3)	(28.2)	—	—
Proceeds from stock associated with certain employee benefit plans	4.4	—	—	—	4.4
Cash dividends paid	(47.5)	—	—	—	(47.5)

Net cash provided by (used in) financing activities	252.6	(601.3)	(163.1)	—	(511.8)

Increase (decrease) in cash and cash equivalents	609.7	(41.8)	2.1	—	570.0
Cash and cash equivalents at beginning of year	1,261.5	90.1	35.7	—	1,387.3

Cash and cash equivalents at end of year	$1,871.2	$48.3	$37.8	$—	$1,957.3

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(123.9)	$1,794.5	$204.3	$1.6	$1,876.5

INVESTING ACTIVITIES
Purchases of property and equipment	(3.2)	(3.3)	(0.1)	—	(6.6)
Decrease in restricted cash	1.7	1.7	—	—	3.4

Net cash used in investing activities	(1.5)	(1.6)	(0.1)	—	(3.2)

FINANCING ACTIVITIES
Net change in notes payable	(438.8)	—	(184.3)	—	(623.1)
Net change in intercompany receivables/payables	1,958.2	(1,928.1)	(30.1)	—	—
Proceeds from stock associated with certain employee benefit plans	9.5	—	—	—	9.5
Cash dividends paid	(142.0)	—	—	—	(142.0)

Net cash provided by (used in) financing activities	1,386.9	(1,928.1)	(214.4)	—	(755.6)

Increase (decrease) in cash and cash equivalents	1,261.5	(135.2)	(10.2)	1.6	1,117.7
Cash and cash equivalents at beginning of year	—	225.3	45.9	(1.6)	269.6

Cash and cash equivalents at end of year	$1,261.5	$90.1	$35.7	$—	$1,387.3

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2007

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

OPERATING ACTIVITIES
Net cash provided by operating activities	$160.4	$678.4	$516.7	$—	$1,355.5

INVESTING ACTIVITIES
Purchases of property and equipment	(14.6)	(23.6)	(1.6)	—	(39.8)
Investment in subsidiary	(5.5)	—	—	5.5	—

Net cash used in investing activities	(20.1)	(23.6)	(1.6)	5.5	(39.8)

FINANCING ACTIVITIES
Net change in notes payable	(912.3)	—	(803.9)	—	(1,716.2)
Decrease in restricted cash	—	—	248.3	—	248.3
Increase in book overdraft	1.6	—	—	(1.6)	—
Net change in intercompany receivables/payables	862.7	(809.3)	(53.4)	—	—
Proceeds from stock associated with certain employee benefit plans	12.7	—	—	—	12.7
Income tax benefit from stock option exercises	9.9	—	—	—	9.9
Capital contribution from parent	—	—	5.5	(5.5)	—
Cash dividends paid	(188.4)	—	—	—	(188.4)

Net cash used in financing activities	(213.8)	(809.3)	(603.5)	(7.1)	(1,633.7)

Decrease in cash and cash equivalents	(73.5)	(154.5)	(88.4)	(1.6)	(318.0)
Cash and cash equivalents at beginning of year	73.5	379.8	134.3	—	587.6

Cash and cash equivalents at end of year	$—	$225.3	$45.9	$(1.6)	$269.6

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O —	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations were (in millions, except for per share amounts):

	Fiscal 2009
	Three Months Ended
	September 30	June 30	March 31	December 31

Revenues	$1,028.9	$932.9	$778.0	$918.0
Gross profit (loss)	(65.2)	(8.4)	55.0	83.7
Loss before income taxes	(226.1)	(161.9)	(103.0)	(61.3)
(Benefit from) provision for income taxes	5.8	(19.6)	5.6	1.3
Net loss	(231.9)	(142.3)	(108.6)	(62.6)
Basic and diluted net loss per common share	(0.73)	(0.45)	(0.34)	(0.20)

	Fiscal 2008
	Three Months Ended
	September 30	June 30	March 31	December 31

Revenues	$1,782.4	$1,464.2	$1,656.9	$1,742.6
Gross profit (loss)	(903.0)	(183.0)	(678.8)	1.6
Loss before income taxes	(1,165.2)	(379.1)	(884.6)	(202.9)
(Benefit from) provision for income taxes	(365.3)	20.2	421.0	(74.1)
Net loss	(799.9)	(399.3)	(1,305.6)	(128.8)
Basic and diluted net loss per common share	(2.53)	(1.26)	(4.14)	(0.41)

In the past, the Company experienced variability in its results of operations from quarter to quarter due to the seasonal nature of its homebuilding business. Historically, the Company has closed a greater number of homes in the third and fourth (June and September) fiscal quarters than in the first and second (December and March) fiscal quarters. As a result, revenues and net income typically have been higher in the third and fourth quarters of the fiscal year. In fiscal 2008 and 2009, however, due to difficult market conditions in most of the markets in which the Company operates, approximately half of its consolidated revenues were attributable to operations in the third and fourth fiscal quarters, and the Company incurred consolidated operating losses in all quarters of fiscal 2008 and 2009.

Gross profit during fiscal 2009 was reduced by inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs of $56.2 million, $48.1 million, $110.8 million and $192.5 million in the first, second, third and fourth quarters, respectively. Gross profit during fiscal 2008 was reduced by inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs of $245.5 million, $834.1 million, $330.4 million and $1,074.6 million in the first, second, third and fourth quarters, respectively. Additionally, goodwill impairment charges of $79.4 million were recorded as a reduction of income in the fourth quarter of fiscal 2008.

The provision for income taxes of $421.0 million in the second quarter of fiscal 2008 was primarily the result of the Company’s recording of a $385 million valuation allowance to the deferred tax assets existing as of the beginning of the fiscal year. The benefit from income taxes of $365.3 million in the fourth quarter of fiscal 2008 was primarily the result of generating a larger net operating tax loss than previously anticipated. The net operating tax loss was carried back to fiscal 2006 and resulted in a reduction of the valuation allowance.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of September 30, 2009, as stated in their report included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One — Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Requesting Documents from the Company” in the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2009:

(c)
	(a)		Number of Securities
	Number of Shares to	(b)	Remaining Available for
	be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Plan Category
Equity compensation plans approved by stockholders	19,479,417	$14.31	23,204,623	(1)
Equity compensation plans not approved by stockholders	—	n/a	—
Total	19,479,417	$14.31	23,204,623	(1)

(1)	Includes 3,917,783 shares reserved for issuance under the Company’s Employee Stock Purchase Plan. Under this Employee Stock Purchase Plan, employees of the Company purchased 155,254 shares of common stock in fiscal 2009.

The remaining information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” in the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Executive Compensation — Transactions with Management” and “Corporate Governance” in the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders and incorporated herein by reference.

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

(3). and (b) Exhibits:

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Merger, dated as of December 18, 1997, by and between the Registrant and Continental Homes Holding Corp. The Registrant agrees to furnish supplementally a copy of omitted schedules to the SEC upon request(1)
2.2	Agreement and Plan of Merger, dated as of October 22, 2001, as amended on November 8, 2001, by and between the Registrant and Schuler Homes, Inc. The Registrant agrees to furnish supplementally a copy of omitted schedules to the SEC upon request(2)
3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Registrant, dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Registrant dated March 18, 1992(3)
3.2	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Registrant(60)
3.3	Amended and Restated Bylaws(4)
4.1	See Exhibits 3.1 and 3.2
4.2	Section 382 Rights Plan, dated as of August 19, 2009, between Registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes as Exhibit B the Form of Rights Certificate(52)
4.3	Indenture, dated as of June 9, 1997, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(5)
4.4	Second Supplemental Indenture, dated as of September 30, 1997, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(6)
4.5	Third Supplemental Indenture, dated as of April 17, 1998, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(7)
4.6	Fourth Supplemental Indenture, dated as of April 20, 1998, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(8)
4.7	Fifth Supplemental Indenture, dated as of August 31, 1998, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(9)
4.8	Seventh Supplemental Indenture, dated as of August 31, 1999, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(11)
4.9	Ninth Supplemental Indenture, dated as of March 31, 2000, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(12)
4.10	Twelfth Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(13)
4.11	Thirteenth Supplemental Indenture, dated as of August 15, 2001, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 7.875% Senior Notes due 2011 issued by the Registrant(14)

Exhibit
Number	Exhibit

4.12	Fourteenth Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(25)
4.13	Indenture, dated as of September 11, 2000, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(15)
4.14	First Supplemental Indenture, dated as of September 11, 2000, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 9.75% Senior Subordinated Notes due 2010 issued by the Registrant(16)
4.15	Third Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(17)
4.16	Fourth Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(26)
4.17	Fifteenth Supplemental Indenture, dated as of December 3, 2002, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 7.5% Senior Notes due 2007 issued by the Registrant(28)
4.18	Sixteenth Supplemental Indenture, dated as of April 17, 2003, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.875% Senior Notes due 2013 issued by the Registrant(29)
4.19	Seventeenth Supplemental Indenture, dated as of June 25, 2003, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.875% Senior Notes due 2013 issued by the Registrant(30)
4.20	Nineteenth Supplemental Indenture, dated as of July 12, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.125% Senior Notes due 2014 issued by the Registrant(33)
4.21	Twentieth Supplemental Indenture, dated as of September 21, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.625% Senior Notes due 2014 issued by the Registrant(34)
4.22	Twenty-First Supplemental Indenture, dated as of October 15, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 4.875% Senior Notes due 2010 issued by the Registrant.(35)
4.23	Twenty-Second Supplemental Indenture, dated as of December 15, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.625% Senior Notes due 2016 issued by the Registrant(36)
4.24	Twenty-Third Supplemental Indenture, dated as of February 11, 2005, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.25% Senior Notes due 2015 issued by the Registrant(37)
4.25	Twenty-Fourth Supplemental Indenture, dated as of July 7, 2005, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.375% Senior Notes due 2012 issued by the Registrant(38)
4.26	Twenty-Fifth Supplemental Indenture, dated as of January 23, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(42)
4.27	Fifth Supplemental Indenture, dated as of January 23, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(44)
4.28	Twenty-Sixth Supplemental Indenture, dated as of April 17, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.0% Senior Notes due 2011 issued by the Registrant(45)
4.29	Twenty-Seventh Supplemental Indenture, dated as of April 17, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.5% Senior Notes due 2016 issued by the Registrant(46)
4.30	Twenty-Eighth Supplemental Indenture, dated as of June 13, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(49)

Exhibit
Number		Exhibit

4.31		Sixth Supplemental Indenture, dated as of June 13, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(50)
4.32		Seventh Supplemental Indenture, dated as of June 4, 2008, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 9.75% Senior Subordinated Notes due 2010 issued by the Registrant(63)
4.33		Twenty-Ninth Supplemental Indenture, dated as of June 20, 2008, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 9.75% Senior Notes due 2010 issued by the Registrant(10)
4.34		Thirtieth Supplemental Indenture, dated as of May 13, 2009, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 2.00% Convertible Senior Notes due 2014 issued by the Registrant(31)
10.1		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and schedules of substantially identical documents(18)
10	.2†	D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated(19)
10	.3†	Amendment No. 1 to 1991 Stock Incentive Plan, as amended and restated(20)
10	.4†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 1991 Stock Incentive Plan (Term Vesting)(21)
10	.5†	D.R. Horton, Inc. 2006 Stock Incentive Plan(43)
10	.6†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Employee — Term Vesting 2006 Form)(47)
10	.7†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Director — Term Vesting 2006 Form)(48)
10	.8†	Form of Non-Qualified Stock Option Agreement (Employee-Term Vesting 2008 Form) pursuant to the Registrant’s 2006 Stock Incentive Plan(51)
10	.9†	Form of Non-Qualified Stock Option Agreement (Outside Director-Term Vesting 2008 Form) pursuant to the Registrant’s 2006 Stock Incentive Plan(53)
10	.10†	D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 1(23)
10	.11†	D.R. Horton, Inc. Supplemental Executive Retirement Trust No. 1(23)
10	.12†	D.R. Horton, Inc. Amended and Restated Supplemental Executive Retirement Plan No. 2(61)
10	.13†	D.R. Horton, Inc. Amended and Restated 2000 Incentive Bonus Plan(24)
10	.14†	D.R. Horton, Inc. 2008 Performance Unit Plan(55)
10	.15†	Form of Performance Unit Award pursuant to the Registrant’s 2008 Performance Unit Plan(32)
10	.16†	Form of Annual Executive Compensation Notification (fiscal 2009) — Chairman and CEO(39)
10	.17†	Executive Compensation Notification (fiscal 2010) — Chairman and CEO(54)
10	.18†	Executive Compensation Summary — Named Executive Officers (fiscal 2009)(40)
10	.19†	Executive Compensation Summary — Named Executive Officers (fiscal 2010)(64)
10	.20†	Director Compensation Summary (fiscal 2009)(41)
10	.21†	Director Compensation Summary (fiscal 2010)(65)
10	.22†	D.R. Horton, Inc. Amended and Restated Deferred Compensation Plan(62)
10.23		Grantor Trust Agreement, dated June 21, 2002, by and between the Registrant and Wachovia Bank, National Association, as Trustee(27)
10.24		Master Repurchase Agreement, dated March 27, 2008, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent and a Buyer, JP Morgan Chase Bank, National Association, as Syndication Agent, J.P. Morgan Securities, Inc., as Lead Arranger and Sole Bookrunner, and other parties named therein(56)
10.25		Custody Agreement, dated March 27, 2008, by and between DHI Mortgage Company, Ltd. and U.S. Bank National Association, as Administrative Agent and representative of certain Buyers(57)

Exhibit
Number	Exhibit

10.26	First Amendment to Master Repurchase Agreement, dated March 5, 2009, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Syndication Agent and a buyer, and other parties named therein(58)
10.27	Second Amendment to Master Repurchase Agreement, dated September 23, 2009, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Syndication Agent and a buyer, and other parties named therein(59)
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges(*)
14.1	Code of Ethical Conduct for the CEO, CFO and Senior Financial Officers (**)
16.1	Letter of Ernst & Young LLP, dated June 10, 2008, regarding change in independent registered public accounting firm(22)
21.1	Subsidiaries of D.R. Horton, Inc.(*)
23.1	Consent of Ernst & Young LLP, Fort Worth, Texas(*)
23.2	Consent of PricewaterhouseCoopers LLP, Fort Worth, Texas(*)
31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(*)
31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(*)
32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer(*)
32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Financial Officer(*)

*	Filed herewith.

**	Posted to the Registrant’s website at www.drhorton.com under the Investor Relations and Corporate Governance links.

†	Management contract or compensatory plan arrangement.

(1)	Incorporated herein by reference from Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-44279), filed with the SEC on January 15, 1998.

(2)	Incorporated herein by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated October 22, 2001, filed with the SEC on October 24, 2001; and Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated November 8, 2001, filed with the SEC on November 8, 2001.

(3)	Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(4)	Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Current Report of Form 8-K, dated July 30, 2009, filed with the SEC on August 5, 2009.

(5)	Incorporated herein by reference from Exhibit 4.1(a) to the Registrant’s Registration Statement on Form S-3 (No. 333-27521), filed with the SEC on May 21, 1997.

(6)	Incorporated herein by reference from Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the SEC on December 8, 1997.

(7)	Incorporated herein by reference from Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, filed with SEC on May 14, 1998.

(8)	Incorporated herein by reference from Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, filed with SEC on May 14, 1998.

(9)	Incorporated herein by reference from Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, filed with the SEC on December 10, 1998.

(10)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 20, 2008, filed with the SEC on June 20, 2008.

(11)	Incorporated herein by reference from Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the SEC on December 10, 1999.

(12)	Incorporated herein by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, filed with the SEC on May 12, 2000.

(13)	Incorporated herein by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed with the SEC on August 14, 2001.

(14)	Incorporated herein by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, dated August 8, 2001, filed with the SEC on August 14, 2001.

(15)	Incorporated herein by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, dated September 6, 2000, filed with the SEC on September 11, 2000.

(16)	Incorporated herein by reference from Exhibit 4.1(b) to the Registrant’s Current Report on Form 8-K, dated September 6, 2000, filed with the SEC on September 11, 2000.

(17)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed with the SEC on August 14, 2001.

(18)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the SEC on November 22, 1995 (file number 1-14122); Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the SEC on August 6, 1998; and Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed with the SEC on May 15, 2001.

(19)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the SEC on August 13, 2002.

(20)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the SEC on August 13, 2002.

(21)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 3-81856), filed with the SEC on July 22, 1994.

(22)	Incorporated herein by reference from Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, dated June 5, 2008, filed with the SEC on June 10, 2008.

(23)	Incorporated herein by reference from the Registrant’s Transitional Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the SEC on December 28, 1993 (file number 1-14122).

(24)	Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the SEC on February 7, 2008.

(25)	Incorporated herein by reference from Exhibit 4.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed with the SEC on May 15, 2002.

(26)	Incorporated herein by reference from Exhibit 4.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed with the SEC on May 15, 2002.

(27)	Incorporated herein by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed with the SEC on December 13, 2002.

(28)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated November 22, 2002, filed with the SEC on December 2, 2002.

(29)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated April 11, 2003, filed with the SEC on April 17, 2003.

(30)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated June 18, 2003, filed with the SEC on June 24, 2003.

(31)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 13, 2009, filed with the SEC on May 14, 2009.

(32)	Incorporated herein by reference from Exhibit 10.1 (2008 Form) to the Registrant’s Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008; and Exhibit 10.4
(2009 Form) to the Registrant’s Current Report on Form 8-K dated November 20, 2008, filed with the SEC on November 26, 2008.

(33)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated July 6, 2004, filed with the SEC on July 9, 2004.

(34)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated September 14, 2004, filed with the SEC on September 17, 2004.

(35)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated October 7, 2004, filed with the SEC on October 14, 2004.

(36)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated December 8, 2004, filed with the SEC on December 14, 2004.

(37)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 4, 2005, filed with the SEC on February 10, 2005.

(38)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated June 29, 2005, filed with the SEC on July 6, 2005.

(39)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 20, 2008, filed with the SEC on November 26, 2008.

(40)	Incorporated herein by reference from Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K, dated November 20, 2008, filed with the SEC on November 26, 2008.

(41)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated November 20, 2008, filed with the SEC on November 26, 2008.

(42)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(43)	Incorporated herein by reference from Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(44)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(45)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated April 11, 2006, filed with the SEC on April 13, 2006.

(46)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated April 11, 2006, filed with the SEC on April 13, 2006.

(47)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 8, 2006.

(48)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 8, 2006.

(49)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on June 13, 2006.

(50)	Incorporated herein by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on June 13, 2006.

(51)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008.

(52)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Report on Form 8-A filed with the SEC on August 20, 2009.

(53)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008.

(54)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 23, 2009, filed with the SEC on October 29, 2009.

(55)	Incorporated herein by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the SEC on February 7, 2008.

(56)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 28, 2008, filed with the SEC on April 3, 2008.

(57)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 28, 2008, filed with the SEC on April 3, 2008.

(58)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2009, filed with the SEC on March 10, 2009.

(59)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2009, filed with the SEC on September 24, 2009.

(60)	Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Report on Form 8-A filed with the SEC on August 20, 2009.

(61)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 10, 2008, filed with the SEC on December 16, 2008.

(62)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 10, 2008, filed with the SEC on December 16, 2008.

(63)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 4, 2008, filed with the SEC on June 5, 2008.

(64)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 18, 2009, filed with the SEC on November 20, 2009.

(65)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 18, 2009, filed with the SEC on November 20, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.R. Horton, Inc.

Date: November 20, 2009	By: /s/ Donald J. Tomnitz Donald J. Tomnitz, Vice Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald R. Horton Donald R. Horton	Chairman of the Board	November 20, 2009

/s/ Donald J. Tomnitz Donald J. Tomnitz	Vice Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)	November 20, 2009

/s/ Bill W. Wheat Bill W. Wheat	Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)	November 20, 2009

/s/ Bradley S. Anderson Bradley S. Anderson	Director	November 20, 2009

/s/ Michael R. Buchanan Michael R. Buchanan	Director	November 20, 2009

/s/ Michael W. Hewatt Michael W. Hewatt	Director	November 20, 2009

/s/ Bob G. Scott Bob G. Scott	Director	November 20, 2009