Form 10-Q
period 2009-12-31
HORTON D R INC /DE/
filed 2010-02-02
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2009
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
Common stock, $.01 par value — 317,937,769 shares as of January 28, 2010

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
		(Adjusted-Note A)
	(In millions)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,904.3	$1,922.8
Restricted cash	53.1	55.2
Inventories:
Construction in progress and finished homes	1,380.7	1,446.6
Residential land and lots — developed and under development	1,621.9	1,643.3
Land held for development	572.7	562.5
Land inventory not owned	9.5	14.3

	3,584.8	3,666.7
Income taxes receivable	381.7	293.1
Deferred income taxes, net of valuation allowance of $915.2 million and $1,073.9 million at December 31, 2009 and September 30, 2009, respectively	—	—
Property and equipment, net	55.7	57.8
Other assets	447.1	433.0
Goodwill	15.9	15.9

	6,442.6	6,444.5

Financial Services:
Cash and cash equivalents	31.9	34.5
Mortgage loans held for sale	164.7	220.8
Other assets	52.9	57.0

	249.5	312.3

Total assets	$6,692.1	$6,756.8

LIABILITIES
Homebuilding:
Accounts payable	$173.5	$216.8
Accrued expenses and other liabilities	957.1	932.0
Notes payable	2,910.0	3,076.6

	4,040.6	4,225.4

Financial Services:
Accounts payable and other liabilities	56.1	62.1
Mortgage repurchase facility	6.2	68.7

	62.3	130.8

Total liabilities	4,102.9	4,356.2

Commitments and contingencies (Note K)

EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 321,529,419 shares issued and 317,874,186 shares outstanding at December 31, 2009 and 321,136,119 shares issued and 317,480,886 shares outstanding at September 30, 2009	3.2	3.2
Additional paid-in capital	1,880.0	1,871.1
Retained earnings	793.3	613.2
Treasury stock, 3,655,233 shares at December 31, 2009 and September 30, 2009, at cost	(95.7)	(95.7)

Total stockholders’ equity	2,580.8	2,391.8
Noncontrolling interests	8.4	8.8

Total equity	2,589.2	2,400.6

Total liabilities and equity	$6,692.1	$6,756.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended December 31,
	2009	2008
	(In millions, except per share data)
	(Unaudited)
Homebuilding:
Revenues:
Home sales	$1,108.2	$885.8
Land/lot sales	0.7	14.5

	1,108.9	900.3

Cost of sales:
Home sales	918.8	748.7
Land/lot sales	0.6	11.7
Inventory impairments and land option cost write-offs	1.2	56.2

	920.6	816.6

Gross profit:
Home sales	189.4	137.1
Land/lot sales	0.1	2.8
Inventory impairments and land option cost write-offs	(1.2)	(56.2)

	188.3	83.7

Selling, general and administrative expense	128.4	127.0
Interest expense	26.9	25.6
Gain on early retirement of debt, net	(1.6)	(6.2)
Other (income)	(1.5)	(4.3)

	36.1	(58.4)

Financial Services:
Revenues, net of recourse and reinsurance expense	23.3	17.7
General and administrative expense	18.7	23.2
Interest expense	0.5	0.7
Interest and other (income)	(2.6)	(3.3)

	6.7	(2.9)

Income (loss) before income taxes	42.8	(61.3)
(Benefit from) provision for income taxes	(149.2)	1.3

Net income (loss)	$192.0	$(62.6)

Basic net income (loss) per common share	$0.60	$(0.20)

Net income (loss) per common share assuming dilution	$0.56	$(0.20)

Cash dividends declared per common share	$0.0375	$0.0375

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2009	2008
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$192.0	$(62.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4.9	8.2
Amortization of debt discounts and fees	6.9	2.0
Stock option compensation expense	3.2	3.0
Income tax benefit from stock option exercises	(2.9)	—
Gain on early retirement of debt, net	(1.6)	(6.2)
Inventory impairments and land option cost write-offs	1.2	56.2
Changes in operating assets and liabilities:
Decrease in construction in progress and finished homes	65.2	131.2
Decrease in residential land and lots — developed, under development, and held for development	9.8	43.3
(Increase) decrease in other assets	(10.1)	23.8
(Increase) decrease in income taxes receivable	(88.6)	621.7
Decrease in mortgage loans held for sale	56.1	147.9
Decrease in accounts payable, accrued expenses and other liabilities	(16.1)	(151.5)

Net cash provided by operating activities	220.0	817.0

INVESTING ACTIVITIES
Purchases of property and equipment	(2.5)	(2.5)
Decrease in restricted cash	2.1	0.6

Net cash used in investing activities	(0.4)	(1.9)

FINANCING ACTIVITIES
Repayment of notes payable	(233.7)	(277.5)
Proceeds from stock associated with certain employee benefit plans	2.0	0.1
Income tax benefit from stock option exercises	2.9	—
Cash dividends paid	(11.9)	(11.9)

Net cash used in financing activities	(240.7)	(289.3)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21.1)	525.8
Cash and cash equivalents at beginning of period	1,957.3	1,387.3

Cash and cash equivalents at end of period	$1,936.2	$1,913.1

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2009
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires), as well as certain variable interest entities of which the Company is determined to be the primary beneficiary. All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission (SEC) on February 2, 2010. In the opinion of management, all adjustments (consisting of normal, recurring accruals and the asset impairment charges, loss reserves and deferred tax asset valuation allowance discussed below) considered necessary for a fair presentation have been included. These financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2009.
  Reclassifications/Revisions
     Certain reclassifications have been made in the prior year’s financial statements to conform to classifications used in the current year. In accordance with the authoritative guidance issued by the Financial Accounting Standards Board (FASB) for noncontrolling interests which was adopted in the current quarter, the balance sheet at September 30, 2009 has been revised to present minority interests (now referred to as noncontrolling interests) as a component of equity rather than as a liability. The balance sheet at September 30, 2009 has also been revised to reflect the change in accounting for convertible debt as described below. Additionally, the statement of cash flows for the three months ended December 31, 2008 has been revised to reflect the reclassification of homebuilding restricted cash from other assets to restricted cash and the reclassification of insurance receivables from a component of accrued expenses and other liabilities to other assets.
  Change in Accounting Principle
     On October 1, 2009, the Company adopted and applied retrospectively the FASB’s authoritative guidance for accounting for debt with conversion options, which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Early adoption of this authoritative guidance was not permitted. As a result, the prior year consolidated financial statements have been retrospectively adjusted for the effects of this change in accounting for the Company’s 2% convertible senior notes issued in May 2009. See Note D for additional information on the application of this accounting principle.
  Seasonality
     Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three-month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.
  Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2009
  Business
     The Company is a national homebuilder that is engaged primarily in the construction and sale of single-family housing in 73 markets and 26 states in the United States at December 31, 2009. The Company designs, builds and sells single-family detached homes on lots it developed and on finished lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. Periodically, the Company sells land and lots. The Company also provides title agency and mortgage financing services, principally to its homebuyers. The Company generally does not retain or service the mortgages that it originates but, rather, seeks to sell the mortgages and related servicing rights to third-party purchasers.
NOTE B — INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS
     At December 31, 2009, when the Company performed its quarterly inventory impairment analysis, the assumptions utilized reflected the stabilizing conditions experienced in many of its markets as indicated by the improvements in the Company’s operating results for the three months ended December 31, 2009, as well as the Company’s expectation of continued challenging conditions in the homebuilding industry and in its markets. The impairment evaluation indicated communities with a combined carrying value of $484.0 million as of December 31, 2009 had indicators of potential impairment and these communities were evaluated for impairment. The analysis of the large majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that the Company does not intend to develop or operate in current market conditions, slight increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, the remaining lives of these communities were estimated to be in a range from six months to in excess of ten years. In performing this analysis, the Company utilized a range of discount rates for communities of 14% to 20%, which is consistent with the rates used in fiscal 2009. Through this evaluation process, it was determined that communities with a carrying value of $5.3 million as of December 31, 2009 were impaired. As a result, during the three months ended December 31, 2009, impairment charges of $1.7 million were recorded to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $55.1 million in the same period of the prior year. In the three months ended December 31, 2009, approximately 63% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 37% of the charges were recorded to construction in progress and finished homes inventory, compared to 62% and 38%, respectively, in the same period of 2008.
     The Company’s estimate of undiscounted cash flows from communities analyzed may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to construct the homes. The pricing and incentive levels are often inter-related with sales pace within a community such that a price reduction can be expected to increase the sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new homes and existing homes which may result from foreclosures. If conditions in the broader economy, homebuilding industry or specific markets in which the Company operates worsen, and as the Company re-evaluates specific community pricing and incentives, construction and development plans, and its overall land sale strategies, it may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges.
     At December 31, 2009, the Company had $14.5 million of land held for sale, consisting of land held for development and land under development that has met the criteria of land held for sale.
     During the three-month periods ended December 31, 2009 and 2008, the Company recovered $0.5 million and wrote off $1.1 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts which are not expected to be acquired.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2009
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
     The consolidation of variable interest entities added $6.1 million in land inventory not owned and noncontrolling interests related to entities not owned to the Company’s consolidated balance sheet at December 31, 2009. The Company’s obligations related to these land or lot option contracts are guaranteed by deposits, including cash, promissory notes and surety bonds, totaling $0.6 million as of December 31, 2009. Creditors, if any, of these variable interest entities have no recourse against the Company.
     For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits. At December 31, 2009, the amount of option deposits related to these contracts totaled $6.6 million and is included in homebuilding other assets on the Company’s consolidated balance sheet.
     Additionally, the Company determined that certain of its land and lot option purchase contracts represent financing arrangements. As a result, the Company added $3.4 million in land inventory not owned, with a corresponding increase to accrued expenses and other liabilities, to its consolidated balance sheet at December 31, 2009.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2009
NOTE D — NOTES PAYABLE
     The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	December 31,	September 30,
	2009	2009
	(In millions)
Homebuilding:
Unsecured:
4.875% senior notes due 2010, net	$130.9	$130.8
9.75% senior notes due 2010	69.3	70.5
9.75% senior subordinated notes due 2010, net	15.3	15.3
6% senior notes due 2011, net	204.3	212.8
7.875% senior notes due 2011, net	156.8	163.3
5.375% senior notes due 2012	180.7	242.1
6.875% senior notes due 2013	199.5	199.5
5.875% senior notes due 2013	96.0	96.0
6.125% senior notes due 2014, net	195.8	198.5
2% convertible senior notes due 2014, net (1)	373.8	368.0
5.625% senior notes due 2014, net	234.0	248.8
5.25% senior notes due 2015, net	268.4	298.6
5.625% senior notes due 2016, net	289.6	298.3
6.5% senior notes due 2016, net	458.4	497.0
Other secured	37.2	37.1

	$2,910.0	$3,076.6

Financial Services:
Mortgage repurchase facility, maturing 2010	$6.2	$68.7

(1)	The balance of the 2% convertible senior notes at September 30, 2009 has been retrospectively adjusted for the change in accounting for convertible debt as described below.
Homebuilding:
     On October 1, 2009, the Company adopted and applied retrospectively the FASB’s authoritative guidance for accounting for debt with conversion options, which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Early adoption of this authoritative guidance was not permitted. As a result, the prior year consolidated financial statements have been retrospectively adjusted for the effects of this change in accounting for the Company’s 2% convertible senior notes issued in May 2009. The Company recorded the debt component of the convertible senior notes at its fair value on the date of issuance of the notes, assuming no conversion features. The remaining value of the equity component of the convertible senior notes was recorded as a reduction in the carrying value of the notes and an increase in additional paid-in capital. The reduction in the carrying value of the notes and the fees related to the notes will be amortized as interest incurred and expensed or capitalized to inventory over the remaining life of the notes, resulting in an effective interest rate of 9.7%.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2009
     The following table summarizes the effect of the change in accounting principle related to the 2% convertible senior notes on the consolidated balance sheet as of September 30, 2009:

	September 30, 2009
	Previously
	Reported	Adjustment	Adjusted
	(In millions)
Inventories	$3,663.0	$3.7	$3,666.7
Other assets	436.5	(3.5)	433.0
Notes payable	3,208.6	(132.0)	3,076.6
Additional paid-in capital	1,734.4	136.7	1,871.1
Retained earnings	617.7	(4.5)	613.2
     In addition, the change in accounting principle related to the 2% convertible senior notes resulted in a decrease of $50.5 million in the net deferred income tax assets and a corresponding decrease in the valuation allowance at September 30, 2009.
     The following table summarizes the effect of the change in accounting principle related to the 2% convertible senior notes on the consolidated statement of operations for the fiscal year ended September 30, 2009:

	Fiscal Year Ended September 30, 2009
	Previously
	Reported	Adjustment	Adjusted
	(In millions, except per share data)
Interest expense	$95.7	$4.5	$100.2
Net loss	(545.3)	(4.5)	(549.8)
Basic and diluted net loss per common share	(1.72)	(0.01)	(1.73)
     In November 2009, the Board of Directors authorized the early repurchase of up to $500 million of the Company’s debt securities. The authorization is effective from December 1, 2009 to November 30, 2010. At December 31, 2009, $388.4 million of the authorization was remaining.
     During the three months ended December 31, 2009, primarily through unsolicited transactions, the Company repurchased the following senior notes prior to their maturity dates:

Principal Amount of Senior Notes
Repurchased
(In millions)
9.75% senior notes due 2010	$1.2
6% senior notes due 2011	8.5
7.875% senior notes due 2011	6.5
5.375% senior notes due 2012	61.4
6.125% senior notes due 2014	2.8
5.625% senior notes due 2014	15.0
5.25% senior notes due 2015	30.4
5.625% senior notes due 2016	8.8
6.5% senior notes due 2016	38.6

$173.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2009
     These senior notes were repurchased for an aggregate purchase price of $171.0 million, plus accrued interest. The repurchases resulted in a net gain of $1.6 million, which is net of unamortized discounts and fees written off, and is included in the consolidated statement of operations for the three months ended December 31, 2009.
     In January 2010, through unsolicited transactions, the Company repurchased $1.0 million principal amount of its 5.875% senior notes due 2013 and $6.5 million principal amount of its 6.5% senior notes due 2016, for an aggregate purchase price of $7.4 million, plus accrued interest.
     On January 15, 2010, the Company repaid the remaining $130.9 million principal amount of its 4.875% senior notes which were due on that date.
     On January 25, 2010, the Company announced that it will redeem the remaining $95.0 million principal amount of its 5.875% senior notes due 2013 on February 24, 2010, at a redemption price of 101.958% of the face amount of the notes, plus accrued interest.
     The indentures governing the Company’s senior notes and senior subordinated notes impose restrictions on the creation of secured debt and liens. At December 31, 2009, the Company was in compliance with all of the limitations and restrictions that form a part of the public debt obligations.
Financial Services:
     The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility which matures March 4, 2010. The mortgage repurchase facility, which is accounted for as a secured financing, provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. The capacity of the mortgage repurchase facility is $100 million, with a provision allowing an increase in the capacity to $125 million during the last five business days of a fiscal quarter and the first seven business days of the following fiscal quarter.
     As of December 31, 2009, $158.5 million of mortgage loans held for sale were pledged under the repurchase arrangement. These mortgage loans had a collateral value of $148.6 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $142.4 million, DHI Mortgage had an obligation of $6.2 million outstanding under the mortgage repurchase facility at December 31, 2009 at a 4.5% interest rate.
     The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. At December 31, 2009, the mortgage subsidiary was in compliance with all of the conditions and covenants of the mortgage repurchase facility.
     In the past, the Company has been able to renew or extend its mortgage credit facilities on satisfactory terms prior to their maturities, and obtain temporary additional commitments through amendments to the credit agreements during periods of higher than normal volumes of mortgages held for sale. The liquidity of the Company’s financial services business depends upon its continued ability to renew and extend the mortgage repurchase facility or to obtain other additional financing in sufficient capacities. The Company is currently exploring alternatives with regard to the renewal or replacement of this facility.
NOTE E — HOMEBUILDING INTEREST
     The Company capitalizes homebuilding interest costs to inventory during active development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Additionally, the

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2009
Company writes off a portion of the capitalized interest related to communities for which inventory impairments are recorded. Due to the decrease in the size of the Company’s operations, its inventory under active development and construction was lower than its debt level at December 31, 2009 and 2008. Therefore, a portion of the interest incurred was expensed directly to interest expense as reflected below.
     The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, expensed as interest expense, charged to cost of sales and written off during the three-month periods ended December 31, 2009 and 2008:

	Three Months Ended
	December 31,
	2009	2008
	(In millions)
Capitalized interest, beginning of period (1)	$128.8	$160.6
Interest incurred	49.9	56.7
Interest expensed:
Directly to interest expense	(26.9)	(25.6)
Amortized to cost of sales	(31.8)	(31.1)
Written off with inventory impairments	(0.1)	(2.8)

Capitalized interest, end of period	$119.9	$157.8

(1)	The beginning balance of capitalized interest for the three-month period ended December 31, 2009 has been retrospectively adjusted for the change in accounting for convertible debt as described in Note D.
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
Mortgage Loans Held for Sale
     Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. At December 31, 2009, mortgage loans held for sale had an aggregate fair value of $164.7 million and an aggregate outstanding principal balance of $163.5 million. During the three months ended December 31, 2009 and 2008, the Company had net gains on sales of loans of $11.8 million and $7.3 million, respectively, which includes the effect of recording recourse expense, as discussed below in “Other Mortgage Loans,” of $2.8 million and $3.5 million, respectively.
     The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale, which for the three months ended December 31, 2009 and 2008 was not significant, and is recognized in current earnings. As of December 31, 2009, the Company had $87.6 million in mortgage loans held for sale not committed to third-party purchasers and the notional amounts of the hedging instruments related to those loans totaled $88.0 million.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2009
Other Mortgage Loans
     Generally, mortgage loans are sold with limited recourse provisions which include industry-standard representations and warranties, primarily involving misrepresentation by the borrower or other parties and, depending on the agreement, may include requiring a minimum number of payments to be made by the borrower. The Company does not retain any other continuing interest related to mortgage loans sold in the secondary market. Other mortgage loans generally consist of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and often become real estate owned through the foreclosure process.
     Based on historical performance and current housing and credit market conditions, the Company has recorded reserves for estimated losses on other mortgage loans, real estate owned, future loan repurchase obligations due to the limited recourse provisions and losses for mortgage reinsurance activities, all of which are recorded as reductions of financial services revenue. These reserves totaled $42.0 million and $43.6 million at December 31, 2009 and September 30, 2009, respectively, and comprise the items that follow. Other mortgage loans, subject to nonrecurring fair value measurement, totaled $50.0 million and $50.2 million at December 31, 2009 and September 30, 2009, respectively, and had corresponding loss reserves of $13.2 million and $13.1 million, respectively. The Company has established loss reserves for real estate owned of $2.4 million and $2.6 million at December 31, 2009 and September 30, 2009, respectively. The Company’s other mortgage loans and real estate owned are included in financial services other assets in the accompanying consolidated balance sheets. Additional loss reserves at December 31, 2009 and September 30, 2009 included liabilities of $26.4 million and $27.9 million, respectively, for expected losses on future loan repurchase obligations due to the limited recourse provisions.
     A subsidiary of the Company reinsured a portion of private mortgage insurance written on loans originated by DHI Mortgage in prior years. At December 31, 2009 and September 30, 2009, reserves for expected future losses under the reinsurance program totaled $17.5 million and $18.7 million, respectively. The mortgage repurchase and reinsurance loss reserves are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets. It is possible that future losses may exceed the amount of reserves and, if so, additional charges will be required.
Loan Commitments
     The Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At December 31, 2009, IRLCs totaled $119.3 million which are accounted for as derivative instruments recorded at fair value.
     The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in current earnings. As of December 31, 2009, the Company had approximately $17.7 million of best-efforts whole loan delivery commitments and $91.6 million of hedging instruments related to IRLCs not yet committed to purchasers.
     At December 31, 2009, the Company had $13.8 million in EDFC options and MBS which were acquired as part of a program to potentially offer homebuyers a below market interest rate on their home financing. These hedging instruments and the related commitments are accounted for at fair value with gains and losses recognized in current earnings. These gains and losses for the three months ended December 31, 2009 and 2008 were not material.
NOTE G — FAIR VALUE MEASUREMENTS
     The Company adopted the FASB’s authoritative guidance for fair value measurements of financial and non-financial instruments on October 1, 2008 and 2009, respectively. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the exchange (exit) price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This standard establishes a three-level hierarchy for fair value measurements based upon the

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2009
inputs to the valuation of an asset or liability. Observable inputs are those which can be easily seen by market participants while unobservable inputs are generally developed internally, utilizing management’s estimates and assumptions.
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
     When available, the Company uses quoted market prices in active markets to determine fair value. The Company considers the principal market and nonperformance risk associated with the Company’s counterparties when determining the fair value measurements, if applicable. Fair value measurements are used for the Company’s mortgage loans held for sale, IRLCs and other derivative instruments on a recurring basis, and are used for inventories and other mortgage loans on a non-recurring basis, when events and circumstances indicate that the carrying value may not be recoverable.
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2009
     Inventory held and used is reported at the lower of carrying value or fair value on a nonrecurring basis. The factors considered in determining fair values of the Company’s communities are described in the discussion of the Company’s inventory impairment analysis (see Note B), and are classified as Level 3 valuations. Inventory held and used measured at fair value represents those communities for which the Company has recorded impairments during the current period.
     Land held for sale, which consists of land held for development and land under development that has met the criteria of available for sale, is reported at the lower of carrying value or fair value less costs to sell on a nonrecurring basis. In determining the fair values of land held for sale, the Company considers, among other things, recent legitimate offers received, prices for land in recent comparable sales transactions, and market analysis studies that include the estimated price a willing buyer would pay for the land; therefore, they have been classified as Level 3 valuations.
     Other mortgage loans are measured at the lower of carrying value or fair value on a nonrecurring basis and include performing and nonperforming mortgage loans. The fair values of other mortgage loans are determined based on the Company’s assessment of the value of the underlying collateral and are classified as Level 3 valuations.
     The following table summarizes the Company’s assets and liabilities at December 31, 2009 measured at fair value on a recurring basis:

	Fair Value		Fair Value at
	Hierarchy	Balance Sheet Location	December 31, 2009

			(In millions)
Financial Services:
Mortgage Loans Held for Sale (a)	Level 2	Mortgage Loans Held for Sale	$164.7
Derivatives not Designated as Hedging Instruments (b):
Interest Rate Lock Commitments	Level 2	Other Liabilities	$(1.2)
Forward Sales of MBS	Level 2	Other Assets	$2.3
Best-Efforts Commitments	Level 2	Other Assets	$1.1

(a)	Mortgage loans held for sale are reflected at full fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income.

(b)	Fair value measurements of these derivatives represent changes in fair value since inception. These changes are reflected in the balance sheet and included in financial services revenues on the consolidated statement of operations.
     The following table summarizes the Company’s assets at December 31, 2009 measured at fair value on a non-recurring basis:

	Fair Value		Fair Value at
	Hierarchy	Balance Sheet Location	December 31, 2009

			(In millions)
Homebuilding:
Inventory Held and Used (a)	Level 3	Inventories	$3.6
Financial Services:
Other Mortgage Loans (a)	Level 3	Other Assets	$36.8

(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current quarter.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2009
     The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature. For senior, convertible senior and senior subordinated notes, the Company determines fair value based on quoted market prices. The aggregate fair value of the Company’s senior notes at December 31, 2009 and September 30, 2009 was $3,029.4 million and $3,187.6 million, respectively, compared to carrying values of $2,872.8 million and $3,039.5 million, respectively. The aggregate fair value of the Company’s senior notes includes fair values for the 2% convertible senior notes of $563.2 million and $568.6 million at December 31, 2009 and September 30, 2009, respectively, compared to their carrying values of $373.8 million and $368.0 million, respectively. For other secured notes and balances due under the mortgage repurchase facility, the fair values approximate their carrying amounts due to their short maturity or floating interest rate terms, as applicable.
NOTE H — INCOME TAXES
     The Company’s benefit from income taxes for the three months ended December 31, 2009 was $149.2 million compared to a provision for income taxes of $1.3 million in the comparable period of the prior year. The benefit from income taxes for the three months ended December 31, 2009 consists of a benefit of $198.8 million from a change in tax law which expanded the number of years the Company can carry back federal tax losses, offset by a provision for income taxes of $0.9 million for state income taxes and an increase in the Company’s reserve for unrecognized tax benefits of $48.6 million. The change in the Company’s effective tax rate for the three months ended December 31, 2009 compared to the same period of the prior year is primarily due to the change in tax law, offset by the increase in unrecognized tax benefits during the current year.
     On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and amended Section 172 of the Internal Revenue Code. This tax law change allows a net operating loss realized in either the Company’s fiscal 2008, 2009 or 2010 years to be carried back up to five years (previously limited to a two-year carryback). The Company has elected to carry back its fiscal 2009 net operating loss. This resulted in a benefit from income taxes of $198.8 million and an increase in income taxes receivable in the consolidated balance sheet.
     The Company had income taxes receivable of $381.7 million and $293.1 million at December 31, 2009 and September 30, 2009, respectively. The Company received $113.0 million of the $293.1 million in the form of a tax refund during October 2009. With respect to the income taxes receivable at December 31, 2009, $358.2 million is due to federal tax losses generated in fiscal 2009 that the Company carried back against taxable income generated in fiscal 2004 and 2005. The Company expects to receive this federal income tax refund during fiscal 2010. The remaining income tax receivables relate to state operating loss carrybacks and an amended federal return.
     At December 31, 2009 and September 30, 2009, the Company had net deferred income tax assets of $915.2 million and $1,073.9 million, respectively, offset by valuation allowances of $915.2 million and $1,073.9 million, respectively. Tax benefits for state net operating loss carryforwards of $81.4 million that expire (beginning at various times depending on the tax jurisdiction) from fiscal 2013 to fiscal 2029 are included in the amounts. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position. Changes in existing tax laws also affect actual tax results and the valuation of deferred tax assets over time.
     The total amount of unrecognized tax benefits (which includes interest, penalties, and the tax benefit relating to the deductibility of interest and state income taxes) was $72.6 million and $24.0 million as of December 31, 2009 and September 30, 2009, respectively. The increase was a result of the Company’s election to carryback its fiscal 2009 tax losses to fiscal 2004 and 2005, thereby fully utilizing the loss carryforwards which existed at September 30, 2009. The Company classifies interest and penalties on income taxes as income tax expense. It is reasonably possible that, within the next 12 months, the amount of unrecognized tax benefits may decrease as much as $49.7 million as a result of a ruling request filed by the Company with the Internal Revenue Service (IRS) concerning capitalization of inventory costs. If the IRS rules favorably on the ruling request, the Company’s unrecognized tax benefits would be reduced, resulting in a benefit from income taxes in the consolidated statement of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2009
     The Company is subject to federal income tax and to income tax in multiple states. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2004 through 2010, and the Company is currently being audited by various states.
NOTE I — EARNINGS (LOSS) PER SHARE
     The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings (loss) per share for the three months ended December 31, 2009 and 2008. For the three months ended December 31, 2009, options to purchase 9.1 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, their effect would have been antidilutive. For the three months ended December 31, 2008, all outstanding stock options were excluded from the computation of the loss per share because they were antidilutive due to the net loss recorded during the period.

	Three Months Ended
	December 31,
	2009	2008
	(In millions)
Numerator:
Net income (loss)	$192.0	$(62.6)
Effect of dilutive securities:
Interest expense and amortization of issuance costs associated with convertible senior notes	6.8	—

Numerator for diluted earnings (loss) per share after assumed conversions	$198.8	$(62.6)

Denominator:
Denominator for basic earnings (loss) per share— weighted average common shares	317.7	316.7
Effect of dilutive securities:
Employee stock options	0.1	—
Convertible senior notes	38.3	—

Denominator for diluted earnings (loss) per share— adjusted weighted average common shares	356.1	316.7

NOTE J — STOCKHOLDERS’ EQUITY
     The Company has an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.
     In November 2009, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. The authorization is effective from December 1, 2009 to November 30, 2010. All of the $100 million authorization was remaining at December 31, 2009.
     During the three months ended December 31, 2009, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on December 15, 2009 to stockholders of record on December 4, 2009. In January 2010, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on February 25, 2010 to stockholders of record on February 16, 2010. Quarterly cash dividends of $0.0375 per common share were declared in the comparable quarters of fiscal 2009.
     In January 2010, the Company’s stockholders did not approve its Section 382 rights agreement; therefore, the rights agreement will expire by its terms on August 19, 2010 unless earlier terminated by the Board of Directors.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2009
NOTE K — COMMITMENTS AND CONTINGENCIES
Warranty Claims
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
     At December 31, 2009, the Company had liabilities of $5.5 million for the repair of approximately 90 homes in its South Florida and Louisiana markets for homes constructed during 2005 through 2007 which contain or are suspected to contain allegedly defective drywall manufactured in China (Chinese Drywall) that may be responsible for accelerated corrosion of certain metals in the home. The Company first learned of this potential issue during fiscal 2009 through customer inquiries. The Company has identified these homes through a review of the supply channel for its homes constructed in these markets and of the warranty claims received in these markets as well as testing of specific homes. The Company is continuing its investigation to determine if there are additional homes with the Chinese Drywall in these markets, which if found, would likely require the Company to further increase its warranty reserve for this matter in the future. The costs accrued to correct these homes are based on the Company’s estimate of future repair costs. If the actual costs to remediate the homes differ from the estimated costs, it may require the Company to revise its warranty estimate.
     Through investigation of its supply channels in other markets, the Company has not identified any homes suspected of containing the Chinese Drywall outside of its Florida and Louisiana markets. As of February 2, 2010 the Company has not been included as a defendant in any lawsuit pertaining to the Chinese Drywall, although it is possible that it may in the future be subject to such litigation. While the Company will seek reimbursement for these remediation costs from various sources, it has not recorded a receivable for potential recoveries as of December 31, 2009 given the early stage of this matter.
     Changes in the Company’s warranty liability during the three-month periods ended December 31, 2009 and 2008 were as follows:

	Three Months Ended
	December 31,
	2009	2008
	(In millions)
Warranty liability, beginning of period	$59.6	$83.4
Warranties issued	5.1	4.2
Changes in liability for pre-existing warranties	(4.4)	(7.1)
Settlements made	(5.9)	(7.1)

Warranty liability, end of period	$54.4	$73.4

Insurance and Legal Claims
     The Company has been named as defendant in various claims, complaints and other legal actions including construction defect claims on closed homes and other claims and lawsuits incurred in the ordinary course of business, including employment matters, personal injury claims, land development issues, contract disputes and claims related to its mortgage activities. The Company has established reserves for these contingencies, based on the expected costs of the claims. The Company’s estimates of such reserves are based on the facts and circumstances of individual pending claims and historical data and trends, including costs relative to revenues, home closings and product types, and include estimates of the costs of construction defect claims incurred but not yet reported. These reserve estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs. The Company’s total liabilities for these items were $540.9 million and $534.0 million at

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2009
December 31, 2009 and September 30, 2009, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. Related to the contingencies for construction defect claims and estimates of construction defect claims incurred but not yet reported, and other legal claims and lawsuits incurred in the ordinary course of business, the Company estimates and records insurance receivables for these matters under applicable insurance policies when recovery is probable. Additionally, the Company may have the ability to recover a portion of its legal expenses from its subcontractors when the Company has been named as an additional insured on their insurance policies. Estimates of the Company’s insurance receivables related to these matters totaled $240.9 million and $234.6 million at December 31, 2009 and September 30, 2009, respectively, and are included in homebuilding other assets in the consolidated balance sheets. Expenses related to these items were approximately $9.8 million and $7.8 million in the three months ended December 31, 2009 and 2008, respectively.
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
     On March 24, 2008, a putative class action, James Wilson, et al. v. D.R. Horton, Inc., et al., was filed by five customers of Western Pacific Housing, Inc., one of the Company’s wholly-owned subsidiaries, against the Company, Western Pacific Housing, Inc., and the Company’s affiliated mortgage company subsidiary, in the United States District Court for the Southern District of California. The complaint sought certification of a class alleged to include persons who, within the four years preceding the filing of the suit, purchased a home from the Company, or any of its subsidiaries, and obtained a mortgage for such purchase from the Company’s affiliated mortgage company subsidiary. The complaint alleged that the Company violated Section 1 of the Sherman Antitrust Act and Sections 16720, 17200 and 17500 of the California Business and Professions Code by effectively requiring its homebuyers to apply for a loan through its affiliated mortgage company. In June 2009 the complaint was amended to limit the putative class to California customers only and the claims asserted were limited to alleged violations of the California Business and Professions Code. The complaint alleges that the homebuyers were either deceived about loan costs charged by the Company’s affiliated mortgage company or coerced into using its affiliated mortgage company, or both, and that discounts and incentives offered by the Company or its subsidiaries to buyers who obtained financing from its affiliated mortgage company were illusory. The action seeks treble damages in an unspecified amount and injunctive relief. Management believes the claims alleged in this action are without merit and will defend them vigorously. Subsequent to December 31, 2009, the plaintiffs tentatively agreed to dismiss their lawsuit in exchange for a waiver of costs. A final settlement agreement is pending.
Land and Lot Option Purchase Contracts
     In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At December 31, 2009, the Company had total deposits of $9.3 million, comprised of cash deposits of $7.0 million, promissory notes of $1.5 million, and letters of credit and surety bonds of $0.8 million, to purchase land and lots with a total remaining purchase price of $757.6 million. Within the land and lot option purchase contracts at December 31, 2009, there were a limited number of contracts subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations. The remaining purchase price of these specific performance contracts is not material. The majority of land and lots under contract are currently expected to be purchased within three years, based on the Company’s assumptions as to the extent it will exercise its options to purchase such land and lots.
Other Commitments
     In the normal course of its business activities, the Company provides standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At December 31, 2009, outstanding standby letters of credit were $50.4 million, all of which were cash collateralized, and surety bonds were $1.0 billion. The Company has secured letter of credit agreements with three banks that require it to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At December 31,

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2009
2009 and September 30, 2009, the amount of cash restricted for this purpose totaled $51.6 million and $53.3 million, respectively, and is included in homebuilding restricted cash on the Company’s consolidated balance sheets.
NOTE L — OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
     The Company’s homebuilding other assets at December 31, 2009 and September 30, 2009 were as follows:

	December 31,	September 30,
	2009	2009
	(In millions)
Insurance receivables	$240.9	$234.6
Accounts and notes receivable	49.1	50.7
Prepaid assets (1)	34.2	39.0
Other assets	122.9	108.7

	$447.1	$433.0

(1)	The balance of prepaid assets at September 30, 2009 has been retrospectively adjusted for the change in accounting for convertible debt as described in Note D.
     The Company’s homebuilding accrued expenses and other liabilities at December 31, 2009 and September 30, 2009 were as follows:

	December 31,	September 30,
	2009	2009
	(In millions)
Construction defect and other litigation liabilities	$540.9	$534.0
Employee compensation and related liabilities	94.2	98.5
Warranty liability	54.4	59.6
Accrued interest	53.7	53.5
Federal and state income tax liabilities	72.8	24.0
Other liabilities	141.1	162.4

	$957.1	$932.0

NOTE M — RECENT ACCOUNTING PRONOUNCEMENTS
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
     In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires additional disclosures related to transfers between levels in the hierarchy of fair value measurement.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2009
This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance, which is related to disclosure only, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
NOTE N — SEGMENT INFORMATION
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
     Homebuilding is the Company’s core business, generating 98% of consolidated revenues during the three months ended December 31, 2009 and 2008. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land and the construction and sale of residential homes on the land, in 26 states and 73 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2009
     The accounting policies of the reporting segments are described throughout Note A in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2009.

	Three Months Ended
	December 31,
	2009	2008
	(In millions)
Revenues
Homebuilding revenues:
East	$127.3	$75.9
Midwest	88.6	71.7
Southeast	182.3	147.1
South Central	357.8	255.0
Southwest	95.4	137.5
West	257.5	213.1

Total homebuilding revenues	$1,108.9	$900.3

Financial services revenues	$23.3	$17.7

Consolidated revenues	$1,132.2	$918.0

Inventory Impairments
East	$—	$4.1
Midwest	—	3.8
Southeast	1.3	3.8
South Central	0.1	—
Southwest	0.3	1.9
West	—	41.5

Total inventory impairments	$1.7	$55.1

Income (Loss) before Income Taxes (1)
Homebuilding income (loss) before income taxes:
East	$2.1	$(10.9)
Midwest	(0.5)	(11.6)
Southeast	1.0	(5.1)
South Central	25.4	11.8
Southwest	4.7	3.0
West	3.4	(45.6)

Total homebuilding income (loss) before income taxes	$36.1	$(58.4)

Financial services income (loss) before income taxes	$6.7	$(2.9)

Consolidated income (loss) before income taxes	$42.8	$(61.3)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2009

	December 31,	September 30,
	2009	2009 (4)
	(In millions)
Homebuilding Inventories (2)
East	$524.0	$535.4
Midwest	359.6	371.1
Southeast	626.7	656.6
South Central	841.9	852.8
Southwest	251.5	255.7
West	839.8	842.5
Corporate and unallocated (3)	141.3	152.6

Total homebuilding inventory	$3,584.8	$3,666.7

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to operating the Company’s corporate office.

(2)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(3)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

(4)	Homebuilding inventories at September 30, 2009 have been retrospectively adjusted for the change in accounting for convertible debt as described in Note D.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2009
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
Consolidating Balance Sheet
December 31, 2009

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
ASSETS
Cash and cash equivalents	$1,886.6	$14.2	$35.4	$—	$1,936.2
Restricted cash	52.6	0.5	—	—	53.1
Investments in subsidiaries	1,215.4	—	—	(1,215.4)	—
Inventories	1,093.4	2,465.6	25.8	—	3,584.8
Income taxes receivable	381.7	—	—	—	381.7
Property and equipment, net	14.9	21.0	19.8	—	55.7
Other assets	114.6	292.2	93.2	—	500.0
Mortgage loans held for sale	—	—	164.7	—	164.7
Goodwill	—	15.9	—	—	15.9
Intercompany receivables	1,073.3	—	—	(1,073.3)	—

Total Assets	$5,832.5	$2,809.4	$338.9	$(2,288.7)	$6,692.1

LIABILITIES & EQUITY
Accounts payable and other liabilities	$342.9	$713.1	$130.7	$—	$1,186.7
Intercompany payables	—	1,031.3	42.0	(1,073.3)	—
Notes payable	2,908.8	1.2	6.2	—	2,916.2

Total Liabilities	3,251.7	1,745.6	178.9	(1,073.3)	4,102.9

Total stockholders’ equity	2,580.8	1,063.8	151.6	(1,215.4)	2,580.8
Noncontrolling interests	—	—	8.4	—	8.4

Total Equity	2,580.8	1,063.8	160.0	(1,215.4)	2,589.2

Total Liabilities & Equity	$5,832.5	$2,809.4	$338.9	$(2,288.7)	$6,692.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2009
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Balance Sheet
September 30, 2009

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
ASSETS
Cash and cash equivalents	$1,871.2	$48.3	$37.8	$—	$1,957.3
Restricted cash	54.5	0.7	—	—	55.2
Investments in subsidiaries	1,033.7	—	—	(1,033.7)	—
Inventories	1,118.2	2,521.7	26.8	—	3,666.7
Income taxes receivable	293.1	—	—	—	293.1
Property and equipment, net	18.1	19.7	20.0	—	57.8
Other assets	116.6	275.3	98.1	—	490.0
Mortgage loans held for sale	—	—	220.8	—	220.8
Goodwill	—	15.9	—	—	15.9
Intercompany receivables	1,280.0	—	—	(1,280.0)	—

Total Assets	$5,785.4	$2,881.6	$403.5	$(2,313.7)	$6,756.8

LIABILITIES & EQUITY
Accounts payable and other liabilities	$318.1	$747.1	$145.7	$—	$1,210.9
Intercompany payables	—	1,243.9	36.1	(1,280.0)	—
Notes payable	3,075.5	1.1	68.7	—	3,145.3

Total Liabilities	3,393.6	1,992.1	250.5	(1,280.0)	4,356.2

Total stockholders’ equity	2,391.8	889.5	144.2	(1,033.7)	2,391.8
Noncontrolling interests	—	—	8.8	—	8.8

Total Equity	2,391.8	889.5	153.0	(1,033.7)	2,400.6

Total Liabilities & Equity	$5,785.4	$2,881.6	$403.5	$(2,313.7)	$6,756.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2009
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Three Months Ended December 31, 2009

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
Homebuilding:
Revenues	$271.6	$835.8	$1.5	$—	$1,108.9
Cost of sales	220.0	700.5	0.1	—	920.6

Gross profit	51.6	135.3	1.4	—	188.3
Selling, general and administrative expense	51.2	72.6	4.6	—	128.4
Equity in (income) of subsidiaries	(66.3)	—	—	66.3	—
Interest expense	26.9	—	—	—	26.9
(Gain) on early retirement of debt	(1.6)	—	—	—	(1.6)
Other (income) expense	(1.4)	0.9	(1.0)	—	(1.5)

	42.8	61.8	(2.2)	(66.3)	36.1

Financial Services:
Revenues	—	—	23.3	—	23.3
General and administrative expense	—	—	18.7	—	18.7
Interest expense	—	—	0.5	—	0.5
Interest and other (income)	—	—	(2.6)	—	(2.6)

	—	—	6.7	—	6.7

Income before income taxes	42.8	61.8	4.5	(66.3)	42.8
Benefit from income taxes	(149.2)	(112.4)	(3.0)	115.4	(149.2)

Net income	$192.0	$174.2	$7.5	$(181.7)	$192.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2009
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Three Months Ended December 31, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
Homebuilding:
Revenues	$180.3	$714.4	$5.6	$—	$900.3
Cost of sales	185.2	626.0	5.4	—	816.6

Gross profit (loss)	(4.9)	88.4	0.2	—	83.7
Selling, general and administrative expense	44.8	80.8	1.4	—	127.0
Equity in (income) of subsidiaries	(4.3)	—	—	4.3	—
Interest expense	25.6	—	—	—	25.6
(Gain) on early retirement of debt	(6.2)	—	—	—	(6.2)
Other (income) expense	(3.5)	0.9	(1.7)	—	(4.3)

	(61.3)	6.7	0.5	(4.3)	(58.4)

Financial Services:
Revenues	—	—	17.7	—	17.7
General and administrative expense	—	—	23.2	—	23.2
Interest expense	—	—	0.7	—	0.7
Interest and other (income)	—	—	(3.3)	—	(3.3)

	—	—	(2.9)	—	(2.9)

Income (loss) before income taxes	(61.3)	6.7	(2.4)	(4.3)	(61.3)
Provision for income taxes	1.3	1.0	—	(1.0)	1.3

Net income (loss)	$(62.6)	$5.7	$(2.4)	$(3.3)	$(62.6)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2009
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Three Months Ended December 31, 2009

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(15.8)	$181.3	$54.5	$—	$220.0

INVESTING ACTIVITIES
Purchases of property and equipment	(0.3)	(2.0)	(0.2)	—	(2.5)
Decrease in restricted cash	2.0	0.1	—	—	2.1

Net cash provided by (used in) investing activities	1.7	(1.9)	(0.2)	—	(0.4)

FINANCING ACTIVITIES
Net change in notes payable	(171.2)	—	(62.5)	—	(233.7)
Net change in intercompany receivables/payables	207.7	(213.5)	5.8	—	—
Proceeds from stock associated with certain employee benefit plans	2.0	—	—	—	2.0
Income tax benefit from stock option exercises	2.9	—	—	—	2.9
Cash dividends paid	(11.9)	—	—	—	(11.9)

Net cash provided by (used in) financing activities	29.5	(213.5)	(56.7)	—	(240.7)

Increase (decrease) in cash and cash equivalents	15.4	(34.1)	(2.4)	—	(21.1)
Cash and cash equivalents at beginning of period	1,871.2	48.3	37.8	—	1,957.3

Cash and cash equivalents at end of period	$1,886.6	$14.2	$35.4	$—	$1,936.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
December 31, 2009
NOTE O — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Three Months Ended December 31, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
OPERATING ACTIVITIES
Net cash provided by operating activities	$588.0	$74.9	$154.1	$—	$817.0

INVESTING ACTIVITIES
Purchases of property and equipment	(1.3)	(1.2)	—	—	(2.5)
Decrease in restricted cash	0.3	0.3	—	—	0.6

Net cash used in investing activities	(1.0)	(0.9)	—	—	(1.9)

FINANCING ACTIVITIES
Net change in notes payable	(129.9)	—	(147.6)	—	(277.5)
Net change in intercompany receivables/payables	157.2	(149.1)	(8.1)	—	—
Proceeds from stock associated with certain employee benefit plans	0.1	—	—	—	0.1
Cash dividends paid	(11.9)	—	—	—	(11.9)

Net cash provided by (used in) financing activities	15.5	(149.1)	(155.7)	—	(289.3)

Increase (decrease) in cash and cash equivalents	602.5	(75.1)	(1.6)	—	525.8
Cash and cash equivalents at beginning of period	1,261.5	90.1	35.7	—	1,387.3

Cash and cash equivalents at end of period	$1,864.0	$15.0	$34.1	$—	$1,913.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report and with our annual report on Form 10-K for the fiscal year ended September 30, 2009. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those described in the “Forward-Looking Statements” section following this discussion.
BUSINESS
     We are one of the largest homebuilding companies in the United States, constructing and selling single-family housing through our operating divisions in 26 states and 73 markets as of December 31, 2009, primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $90,000 to $700,000, with an average closing price of $200,400 during the three months ended December 31, 2009. Approximately 83% and 81% of home sales revenues were generated from the sale of single-family detached homes in the three months ended December 31, 2009 and 2008, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs.
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
Central Valley
Imperial Valley
Los Angeles County
Riverside County
Sacramento
San Bernardino County
San Diego County
Ventura County
Hawaii	Hawaii
Maui
Oahu
Idaho	Boise
Nevada	Las Vegas
Reno
Oregon	Albany
Central Oregon
Portland
Utah	Salt Lake City
Washington	Seattle/Tacoma
Vancouver

OVERVIEW
     During the slowdown in the homebuilding industry that began in 2006, the factors hurting demand for new homes have been pervasive across the United States. These factors have been persistent and include high inventory levels of available homes, elevated sales order cancellation rates, low sales absorption rates and overall weak consumer confidence. The effects of these factors have been magnified by reduced availability of credit in the mortgage markets, severe shortages of liquidity in the financial markets and high levels of home foreclosures. High levels of foreclosures not only contribute to additional inventory available for sale, but also reduce appraisal valuations for new homes, potentially resulting in lower sales prices. The overall economy remains weak, with a high level of unemployment, substantially reduced consumer spending and low levels of consumer confidence. The turmoil in the housing market has resulted in substantial price reductions in our homes during the course of the slowdown.
     Although we expect generally challenging conditions will persist for some time, recently there has been an indication of some stabilization of housing market conditions. The factors supporting the improved conditions include increased levels of affordability, recent declines in the number of new homes available for sale, and the federal government’s monetary and fiscal policies and programs including the homebuyer federal tax credit and the Federal Reserve System’s (Fed’s) continuation of open market purchases of mortgage-backed securities which has supported the low mortgage interest rate environment. These stabilizing housing market conditions benefited our strategy of starting construction on more unsold homes to continue our focus of providing affordable housing to the first-time and move-up homebuyer through existing and new communities. These factors and actions led to an improvement in our results over the prior year.
     During the three months ended December 31, 2009, our net sales orders were 45% higher than a year ago. This represents the second consecutive quarter in which our net sales orders have improved from the comparable prior year quarter. Also, the average value of our net sales orders for the most recent quarter of $210,600 represented an increase of 3% from both the prior year and immediately preceding quarter. Pre-tax income for the three months ended December 31, 2009 was $42.8 million compared to a pre-tax loss of $61.3 million in the comparable period of the prior year. Our results for the remainder of the fiscal year will be dependent on the levels of sales we achieve in the upcoming spring and summer selling season and the level of gross profit on those home sales. Our sales and gross profit could be severely impacted by prolonged weakness in the economy and continued high levels of unemployment as well as by the scheduled expiration of the homebuyer federal tax credit in June 2010, and the announced end of the Fed’s open market purchases of mortgage-backed securities in March 2010.
     We continue to remain cautious regarding our outlook for the homebuilding industry. Although the improvements in our operating performance and recent signs of stabilization of certain market conditions have been encouraging, the timing of a sustainable recovery remains unclear. Due to the uncertainty surrounding market conditions, we have continued to evaluate our homebuilding and financial services assets for recoverability. Our significant assets, excluding cash, and those whose recoverability are most impacted by market conditions include inventory, earnest money deposits and pre-acquisition costs related to land and lot option contracts, tax assets, both on amounts reflected as deferred and as a receivable, and owned mortgage loans. These assets collectively comprised 90% of our total non-cash assets at December 31, 2009. Our evaluations reflected our expectation of continued challenges in the homebuilding industry, while also considering the improvements we achieved in our operating results during the three months ended December 31, 2009. Based on our evaluations, during the three months ended December 31, 2009, we recorded inventory impairment charges of $1.7 million and recorded additional reserves for losses of $2.8 million associated with mortgage loans held in portfolio and the limited recourse provisions on previously sold mortgage loans and $0.9 million related to mortgage reinsurance activities. The declines in inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reflect the improvement in gross profit from home sales experienced during the three months ended December 31, 2009. We will evaluate whether further impairment charges, valuation adjustments or write-offs are necessary on these assets in the coming quarters. Additional discussion of these evaluations and charges is presented below.

STRATEGY
     We believe the long-term fundamentals which support housing demand, namely population growth and household formation, remain positive. In the near term, however, it is not possible to predict if current homebuilding industry conditions will continue to stabilize or if they will deteriorate from these levels. During the downturn we have increased our cash balances by generating substantial cash flow from operations, primarily through reductions in inventory and mortgage loans held for sale along with tax refunds, and by accessing the capital markets. While we will continue to conservatively manage our business, our increased liquidity provides us with flexibility in determining the appropriate operating strategy for each of our communities and markets to strike the best balance between cash flow generation and potential profit. With this flexibility, we are committed to continuing the following initiatives related to our operating strategy in the current homebuilding business environment:
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
     These initiatives allowed us to generate significant cash flows from operations during the downturn and achieve improved operating results during the three months ended December 31, 2009. Although we cannot provide any assurances that these initiatives will be successful in the future, we expect that our operating strategy will allow us to continue to maintain a strong balance sheet and liquidity position in fiscal 2010.

KEY RESULTS
     Key financial results as of and for the three months ended December 31, 2009, as compared to the same period of 2008, were as follows:
Homebuilding Operations:
•	Homebuilding revenues increased 23% to $1.1 billion.

•	Homes closed increased 36% to 5,529 homes and the average selling price of those homes decreased 8% to $200,400.

•	Net sales orders increased 45% to 4,037 homes.

•	Sales order backlog decreased 1% to $884.0 million.

•	Home sales gross margins increased 160 basis points to 17.1%.

•	Inventory impairments and land option cost write-offs were $1.2 million, compared to $56.2 million.

•	Homebuilding SG&A expenses increased 1% to $128.4 million, but decreased as a percentage of homebuilding revenues by 250 basis points to 11.6%.

•	Homebuilding pre-tax income was $36.1 million, compared to a pre-tax loss of $58.4 million.

•	Homes in inventory increased by 800 to 11,500.

•	Owned lots declined by 9,000 to 88,000.

•	Homebuilding debt decreased by $495 million to $2.9 billion.

•	Net homebuilding debt to total capital decreased 730 basis points to 28.0%, and gross homebuilding debt to total capital decreased 200 basis points to 52.9%.

•	Homebuilding cash was $1.90 billion, compared to $1.88 billion at December 31, 2008.
Financial Services Operations:
•	Total financial services revenues, net of recourse and reinsurance expenses, increased 32% to $23.3 million.

•	Financial services pre-tax income was $6.7 million, compared to a pre-tax loss of $2.9 million.

•	Financial services debt decreased by $49.7 million to $6.2 million.
Consolidated Results:
•	Diluted earnings per share was $0.56, compared to net loss per share of $0.20.

•	Net income was $192.0 million, compared to net loss of $62.6 million.

•	Stockholders’ equity decreased 7% to $2.6 billion, from $2.8 billion at December 31, 2008.

•	Net cash provided by operations was $220.0 million, compared to $817.0 million.

RESULTS OF OPERATIONS — HOMEBUILDING
     The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three months ended December 31, 2009 and 2008.

	Net Sales Orders (1)
	Three Months Ended December 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
East	397	253	57%	$97.2	$56.3	73%	$244,800	$222,500	10%
Midwest	235	165	42%	65.7	44.8	47%	279,600	271,500	3%
Southeast	815	585	39%	153.6	103.1	49%	188,500	176,200	7%
South Central	1,472	986	49%	255.6	173.2	48%	173,600	175,700	(1)%
Southwest	429	352	22%	75.6	59.1	28%	176,200	167,900	5%
West	689	436	58%	202.4	131.0	55%	293,800	300,500	(2)%

	4,037	2,777	45%	$850.1	$567.5	50%	$210,600	$204,400	3%

	Sales Order Cancellations
	Three Months Ended December 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2009	2008	2009	2008	2009	2008
East	119	109	$28.1	$28.7	23%	30%
Midwest	52	83	15.6	23.2	18%	33%
Southeast	275	299	46.4	59.5	25%	34%
South Central	606	672	98.9	112.6	29%	41%
Southwest	170	227	28.2	45.9	28%	39%
West	177	293	51.5	94.4	20%	40%

	1,399	1,683	$268.7	$364.3	26%	38%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.
Net Sales Orders
     The value of net sales orders increased 50%, to $850.1 million (4,037 homes) for the three months ended December 31, 2009, from $567.5 million (2,777 homes) for the same period of 2008. The number of net sales orders increased 45% for the three-month period ended December 31, 2009 compared to the same period of 2008. These results reflect significant improvement over the prior year, and suggest the severe declines in our net sales orders experienced in recent years may be moderating. These results were impacted by increased levels of affordability, recent declines in the number of new homes available for sale, and the federal government’s monetary and fiscal policies and programs including the homebuyer federal tax credit and the Fed’s continuation of open market purchases of mortgage-backed securities The largest percentage increase in net sales orders occurred in our East and West regions resulting from new communities in the Carolinas and lower cancellation rates in our West region markets. The South Central region’s net sales order comparison benefitted from both new communities and lower cancellation rates in all of its markets. Our sales volumes for the remainder of fiscal 2010 will depend on the strength of the overall economy, the impact of changes in federal government programs and policies on the homebuilding industry and our ability to successfully implement our operating strategies in each of our markets.
     In comparing the three-month period ended December 31, 2009 to the same period of 2008, the value of net sales orders increased significantly in all of our market regions. These increases were due to a significant increase in the number of homes sold in all regions, and to a lesser extent, small increases in the average selling price of those homes in most regions.

     The average price of our net sales orders in the three months ended December 31, 2009 was $210,600, an increase of 3% from the $204,400 average in the comparable period of 2008, with modest fluctuations across most regions with the largest increase in the East region resulting from higher sales prices in our Maryland, Virginia and New Jersey markets. As compared to the prior year quarter, the relatively consistent average prices of our net sales orders in the other regions reflect some recent stabilization in market conditions. However, given the uncertainty of future conditions in the homebuilding industry, we expect continued volatility in prices of our net sales orders for the remainder of fiscal 2010. We will continue our efforts to offer affordable product offerings to our target customer base and will adjust our product mix, geographic mix and pricing within our homebuilding markets to meet market conditions.
     Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) during the three months ended December 31, 2009 was 26%, compared to 38% during the same period of 2008. While this represents a substantial improvement from the prior year and is consistent with the 27% rate experienced in the fourth quarter of fiscal 2009, the cancellation rate is higher than historical levels and reflects the ongoing challenges in most of our homebuilding markets, including the inability of many prospective homebuyers to sell their existing homes, the low levels of buyer confidence and the tight credit conditions in the mortgage markets. We anticipate that cancellation rates will remain elevated and may continue to fluctuate significantly until market conditions improve.

	Sales Order Backlog
	As of December 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
East	400	421	(5)%	$96.6	$98.7	(2)%	$241,500	$234,400	3%
Midwest	283	234	21%	82.1	64.7	27%	290,100	276,500	5%
Southeast	764	652	17%	150.8	132.3	14%	197,400	202,900	(3)%
South Central	1,687	1,561	8%	295.5	278.8	6%	175,200	178,600	(2)%
Southwest	395	472	(16)%	71.6	94.3	(24)%	181,300	199,800	(9)%
West	607	666	(9)%	187.4	220.3	(15)%	308,700	330,800	(7)%

	4,136	4,006	3%	$884.0	$889.1	(1)%	$213,700	$221,900	(4)%

Sales Order Backlog
     Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations, which during the current housing downturn have been substantial. At December 31, 2009, the value of our backlog of sales orders was $884.0 million (4,136 homes), a decrease of 1% from $889.1 million (4,006 homes) at December 31, 2008. The average sales price of homes in backlog was $213,700 at December 31, 2009, down 4% from the $221,900 average at December 31, 2008. The year-over-year increase in home sales activity in the first quarter contributed to increases in the value of our sales order backlog in three of our six market regions. However, the value of our backlog decreased significantly in our Southwest region, particularly in our Phoenix market, and in our West region, particularly in our Northern California market.

				Homes Closed and Home Sales Revenue
	Three Months Ended December 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
East	556	319	74%	$127.2	$75.8	68%	$228,800	$237,600	(4)%
Midwest	341	259	32%	88.6	71.7	24%	259,800	276,800	(6)%
Southeast	1,020	716	42%	181.9	136.5	33%	178,300	190,600	(6)%
South Central	2,113	1,424	48%	357.7	253.7	41%	169,300	178,200	(5)%
Southwest	560	692	(19)%	95.3	135.5	(30)%	170,200	195,800	(13)%
West	939	658	43%	257.5	212.6	21%	274,200	323,100	(15)%

	5,529	4,068	36%	$1,108.2	$885.8	25%	$200,400	$217,700	(8)%

Home Sales Revenue
     Revenues from home sales increased 25%, to $1,108.2 million (5,529 homes closed) for the three months ended December 31, 2009, from $885.8 million (4,068 homes closed) for the comparable period of 2008. The average selling price of homes closed during the three months ended December 31, 2009 was $200,400, down 8% from the $217,700 average for the same period of 2008. During the three months ended December 31, 2009, home sales revenues increased significantly in five of our six market regions, resulting from a 36% increase in the number of homes closed.
     The number of homes closed in the three months ended December 31, 2009 increased 36% due to significant increases in five of our six market regions. The increase in home closings reflects the impact of the originally scheduled expiration date of the first-time homebuyer’s federal tax credit on November 30, 2009 which helped to stimulate demand for home closings in this quarter. Unlike the other regions, the Southwest region had a decline in homes closed due to continued weak demand in the Phoenix market along with prior year efforts in that market to reduce completed homes inventory. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and amount of revenue we will generate.
Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Three Months Ended December 31,
	2009	2008
Gross profit – Home sales	17.1%	15.5%
Gross profit – Land/lot sales	14.3%	19.3%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(0.1)%	(6.2)%
Gross profit – Total homebuilding	17.0%	9.3%
Selling, general and administrative expense	11.6%	14.1%
Interest expense	2.4%	2.8%
(Gain) on early retirement of debt	(0.1)%	(0.7)%
Other (income)	(0.1)%	(0.5)%
Income (loss) before income taxes	3.3%	(6.5)%

Home Sales Gross Profit
     Gross profit from home sales increased by 38%, to $189.4 million for the three months ended December 31, 2009, from $137.1 million for the comparable period of 2008. As a percentage of home sales revenues, gross profit from home sales increased 160 basis points, to 17.1%. Approximately 130 basis points of the increase in the home sales gross profit percentage was a result of the average cost of our homes declining by more than our average selling prices, caused largely by the effects of prior inventory impairments on homes closed during the current quarter. In addition, the increase in home sales gross profit is partially due to our recent ability to construct and close houses on recently acquired finished lots in new communities. These recently acquired finished lots were contracted for during fiscal 2009 and are yielding higher gross profits than our land and lots acquired in prior years. Approximately 80 basis points of the increase was due to a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues resulting from reductions in our interest and property taxes incurred and capitalized over the past year and more closings occurring on acquired finished lots, rather than internally developed lots. These increases were partially offset by a decrease of 50 basis points due to the change in estimated costs of warranty and construction defect claims as a percentage of home sales revenue.
     Future changes in gross profit percentages are substantially dependent on our future need for the use of sales incentives and price adjustments to generate an adequate volume of home closings and cannot be predicted in the current housing market.
Land Sales Revenue and Gross Profit
     Land sales revenues decreased 95% to $0.7 million for the three months ended December 31, 2009, from $14.5 million in the comparable period of 2008. Of the $14.5 million of land sales revenues during the three months ended December 31, 2008, $10.2 million related to land sale transactions in the fourth quarter of fiscal 2008 for which recognition of the revenue had been deferred due to the terms of the sale. The gross profit percentage from land sales decreased to 14.3% for the three months ended December 31, 2009, from 19.3% in the comparable period of the prior year. The fluctuations in revenues and gross profit percentages from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we also sell residential lots or land parcels to manage our land and lot supply. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales can fluctuate significantly from period to period. As of December 31, 2009, we had $14.5 million of land held for sale which we expect to sell in the next twelve months.

	Inventory Impairments and Land Option Cost Write-offs
	Three Months Ended December 31,
	2009			2008
		Land Option			Land Option
	Inventory	Cost Write-offs		Inventory	Cost Write-offs
	Impairments	(Recoveries)	Total	Impairments	(Recoveries)	Total
	(In millions)
East	$—	$—	$—	$4.1	$(0.1)	$4.0
Midwest	—	—	—	3.8	—	3.8
Southeast	1.3	(0.1)	1.2	3.8	(0.1)	3.7
South Central	0.1	0.1	0.2	—	1.7	1.7
Southwest	0.3	—	0.3	1.9	0.1	2.0
West	—	(0.5)	(0.5)	41.5	(0.5)	41.0

	$1.7	$(0.5)	$1.2	$55.1	$1.1	$56.2

		Carrying Values of Potentially Impaired and Impaired Communities
	at December 31, 2009
		Inventory with		Analysis of Communities with Impairment Charges
		Impairment Indicators		Recorded at December 31, 2009
					Inventory Carrying
	Total				Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
			(Values in millions)
East	147	14	$68.9	—	$—	$—
Midwest	55	8	83.6	—	—	—
Southeast	233	12	39.1	1	2.1	0.8
South Central	286	20	67.0	1	0.3	0.2
Southwest	94	13	48.7	1	2.9	2.6
West	166	24	176.7	—	—	—

	981	91	$484.0	3	$5.3	$3.6

		Carrying Values of Potentially Impaired and Impaired Communities
	at September 30, 2009
		Inventory with		Analysis of Communities with Impairment Charges
		Impairment Indicators		Recorded at September 30, 2009
					Inventory Carrying
	Total				Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
			(Values in millions)
East	129	17	$157.8	4	$85.1	$45.9
Midwest	50	19	143.0	7	47.8	32.8
Southeast	205	27	97.5	15	40.9	29.8
South Central	279	31	106.2	4	17.7	14.2
Southwest	84	21	104.3	8	53.0	36.2
West	152	46	354.3	20	176.8	87.5

	899	161	$963.1	58	$421.3	$246.4

(1)	A community may consist of land held for development, residential land and lots developed and under development, and construction in progress and finished homes. A particular community often includes inventory in more than one category. Further, a community may contain multiple parcels with varying product types (e.g. entry level and move-up single family detached, as well as attached product types). Some communities have no homes under construction, finished homes, nor current home sales efforts or activity.

Inventory Impairments and Land Option Cost Write-offs
     At December 31, 2009, the assumptions utilized in our quarterly impairment evaluation reflected the stabilizing conditions experienced in many of our markets as indicated by the improvements in our operating results for the three months ended December 31, 2009, as well as our expectation of continued challenging conditions in the homebuilding industry and in our markets. Our gross profit from home sales during the first quarter of fiscal 2010 improved by 460 basis points and 400 basis points compared to the fourth quarter and full year of fiscal 2009, respectively. Additionally, during the first quarter of fiscal 2010, our net sales orders increased 45% from a year ago. These improvements in performance directly impacted the level of our impairment charges during the three months ended December 31, 2009. As we move into the spring and summer selling season of fiscal 2010 and analyze the strength of the economy, the homebuilding industry and our operating performance, the level of impairments in future quarters may increase.
     Our impairment evaluation indicated communities with a combined carrying value of $484.0 million as of December 31, 2009, had indicators of potential impairment and these communities were evaluated for impairment. The analysis of the large majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that we do not intend to develop or operate in current market conditions, slight increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, we estimated the remaining lives of these communities to range from six months to in excess of ten years. In performing this analysis, we utilized a range of discount rates for communities of 14% to 20%, which is consistent with the rates used in fiscal 2009. Through this evaluation process, we determined that communities with a carrying value of $5.3 million as of December 31, 2009, were impaired. As a result, during the three months ended December 31, 2009, we recorded impairment charges of $1.7 million to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $55.1 million in the same period of the prior year. In the three months ended December 31, 2009, approximately 63% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 37% of the charges were recorded to construction in progress and finished homes inventory, compared to 62% and 38%, respectively, in the same period of 2008.
     Of the remaining $478.7 million carrying value of communities with impairment indicators which were determined not to be impaired at December 31, 2009, the largest concentrations were in California (21%), Texas (14%), Hawaii (12%) and Illinois (11%). It is possible that our estimate of undiscounted cash flows from these communities may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to construct the homes. The pricing and incentive levels are often inter-related with sales pace within a community such that a price reduction can be expected to increase the sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new homes and existing homes which may result from foreclosures. If conditions in the broader economy, homebuilding industry or specific markets in which we operate worsen, which could be triggered by withdrawal of government support, and as we re-evaluate specific community pricing and incentives, construction and development plans, and our overall land sale strategies, we may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges.
     During the three-month periods ended December 31, 2009 and 2008, we recovered $0.5 million and wrote off $1.1 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts which are not expected to be acquired. At December 31, 2009, outstanding earnest money deposits and pre-acquisition costs associated with our portfolio of land and lot option purchase contracts totaled $9.3 million and $6.9 million, respectively.
     The inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 10 basis points in the three months ended December 31, 2009, compared to 620 basis points in the same period of 2008.

Selling, General and Administrative (SG&A) Expense
     SG&A expense from homebuilding activities increased by 1% to $128.4 million in the three months ended December 31, 2009, from $127.0 million in the comparable period of 2008. However, as a percentage of homebuilding revenues, SG&A expense decreased 250 basis points to 11.6% in the three-month period ended December 31, 2009, from 14.1% in the comparable period of 2008. The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 56% and 58% of SG&A costs in the three-month periods ended December 31, 2009 and 2008, respectively. These costs decreased by 1%, to $72.4 million in the three months ended December 31, 2009, from $73.5 million in the comparable period of 2008. Our homebuilding operations employed approximately 2,400 and 2,600 employees at December 31, 2009 and 2008, respectively.
     Our homebuilding SG&A expense as a percentage of revenues can vary significantly between quarters, depending largely on the fluctuations in quarterly revenue levels. We continue to adjust our SG&A infrastructure to support our expected closings volume; however, we cannot make assurances that our actions will permit us to maintain or improve upon the current SG&A expense as a percentage of revenues. It has become more difficult to reduce SG&A expense as the size of our operations has decreased. If revenues decrease and we are unable to sufficiently adjust our SG&A, future SG&A expense as a percentage of revenues will increase.
Interest Incurred
     We capitalize homebuilding interest costs to inventory during active development and construction. Due to the decrease in the size of our operations, our inventory under active development and construction has been lower than our debt level; therefore, a portion of our interest incurred must be expensed. We expensed $26.9 million of interest incurred during the three-month period ended December 31, 2009, compared to $25.6 million in the same period of 2008.
     Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, was 3.5% of total home and land/lot cost of sales in the three months ended December 31, 2009, compared to 4.1% in the same period of 2008. Interest incurred is related to the average level of our homebuilding debt outstanding during the period. Comparing the three months ended December 31, 2009 with the same period of 2008, interest incurred related to homebuilding debt decreased 12% to $49.9 million, due to a 12% decrease in our average homebuilding debt.
Gain on Early Retirement of Debt
     During the three months ended December 31, 2009, we repurchased a total of $173.2 million principal amount of various issues of our senior notes prior to their maturity. These notes were repurchased primarily through unsolicited transactions for an aggregate purchase price of $171.0 million, plus accrued interest. We recognized a net gain of $1.6 million related to these repurchases, which represents the difference between the principal amount of the notes and the aggregate purchase price, less any unamortized discounts and fees.
     During the three months ended December 31, 2008, through unsolicited transactions, we repurchased a total of $136.1 million principal amount of various issues of our senior notes prior to their maturity, for an aggregate purchase price of $129.7 million, plus accrued interest. We recognized a net gain of $6.2 million, net of any unamortized discounts and fees, related to these repurchases.
Other Income
     Other income, net of other expenses, associated with homebuilding activities was $1.5 million in the three months ended December 31, 2009, compared to $4.3 million in the comparable period of 2008. The largest component of other income in both periods was interest income.

Homebuilding Results by Reporting Region

	Three Months Ended December 31,
	2009			2008
		Homebuilding			Homebuilding
		Income (Loss)	% of		Income (Loss)	% of
	Homebuilding	Before	Region	Homebuilding	Before	Region
	Revenues	Income Taxes (1)	Revenues	Revenues	Income Taxes (1)	Revenues
			(In millions)
East	$127.3	$2.1	1.6%	$75.9	$(10.9)	(14.4)%
Midwest	88.6	(0.5)	(0.6)%	71.7	(11.6)	(16.2)%
Southeast	182.3	1.0	0.5%	147.1	(5.1)	(3.5)%
South Central	357.8	25.4	7.1%	255.0	11.8	4.6%
Southwest	95.4	4.7	4.9%	137.5	3.0	2.2%
West	257.5	3.4	1.3%	213.1	(45.6)	(21.4)%

	$1,108.9	$36.1	3.3%	$900.3	$(58.4)	(6.5)%

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of capitalized interest and property taxes, which are amortized to cost of sales, and the expenses related to operating our corporate office.
     East Region — Homebuilding revenues increased 68% in the three months ended December 31, 2009, from the comparable period of 2008, primarily due to a 74% increase in the number of homes closed, with increases in all markets except for our Maryland markets. The region reported income before income taxes of $2.1 million in the three months ended December 31, 2009, compared to a loss of $10.9 million for the same period of 2008. The loss in 2008 was due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $4.0 million. The region’s gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased 380 basis points in the three months ended December 31, 2009 compared to the same period of 2008. The increase was a result of the average cost of our homes declining by more than the average selling prices due to the effects of prior inventory impairments on homes closed during the current quarter. The reduction in the region’s SG&A as a percentage of homebuilding revenues contributed 690 basis points to the region’s improvement in income before income taxes as a percentage of homebuilding revenues.
     Midwest Region — Homebuilding revenues increased 24% in the three months ended December 31, 2009, from the comparable period of 2008, primarily due to a 32% increase in the number of homes closed, with the largest increase in our Chicago market. The region reported a loss before income taxes of $0.5 million in the three months ended December 31, 2009, compared to a loss of $11.6 million for the same period of 2008. The loss for the three months ended December 31, 2008 was due in part to inventory impairment charges totaling $3.8 million. The region’s home sales gross profit percentage increased 710 basis points in the three months ended December 31, 2009, compared to the same period of 2008. The increase was a result of higher margins in our Chicago and Denver markets, as well as lower warranty costs on previously closed homes in our Denver market and the effects of prior inventory impairments on homes closed during the current quarter. The reduction in the region’s SG&A as a percentage of homebuilding revenues contributed 390 basis points to the region’s improvement in income before income taxes as a percentage of homebuilding revenues.
     Southeast Region — Homebuilding revenues increased 24% in the three months ended December 31, 2009, from the comparable period of 2008, primarily due to a 42% increase in the number of homes closed, with the largest increases in our Central Florida and Atlanta markets. The region reported income before income taxes of $1.0 million in the three months ended December 31, 2009, compared to a loss of $5.1 million for the same period of 2008. The results were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $1.2 million and $3.7 million in the three months ended December 31, 2009 and 2008, respectively. The region’s home sales gross profit percentage increased 210 basis points in the three months ended December 31, 2009, compared to the same period of 2008. The increase was a result of higher margins on homes closed in the majority of our markets, led by the South Florida and Mobile markets. The reduction in the region’s SG&A as a percentage of homebuilding revenues contributed 70 basis points to the region’s improvement in income before income taxes as a percentage of homebuilding revenues.

     South Central Region — Homebuilding revenues increased 40% in the three months ended December 31, 2009, from the comparable period of 2008, primarily due to a 48% increase in the number of homes closed, with the largest increases in our Austin and Dallas markets. The region reported income before income taxes of $25.4 million in the three months ended December 31, 2009, compared to $11.8 million for the same period of 2008. The improvement was due in large part to the increase in revenue, combined with the region’s home sales gross profit percentage increasing 170 basis points in the three months ended December 31, 2009, compared to the same period of 2008 due to higher margins on homes closed in the majority of our markets, led by the Dallas and Houston markets. The reduction in the region’s SG&A as a percentage of homebuilding revenues contributed 90 basis points to the region’s improvement in income before income taxes as a percentage of homebuilding revenues. Additionally, a decrease in inventory impairment charges and earnest money and pre-acquisition cost write-offs, which were $0.2 million in the three months ended December 31, 2009 compared to $1.7 million in the same period of 2008, contributed to the region’s increase in income before income taxes.
     Southwest Region — Homebuilding revenues decreased 31% in the three months ended December 31, 2009, from the comparable period of 2008, due to a 19% decrease in the number of homes closed and a 13% decrease in the average selling price of those homes. The decrease in revenues and homes closed was due to continuing weakness in the Phoenix market. The region reported income before income taxes of $4.7 million in the three months ended December 31, 2009, compared to income before income taxes of $3.0 million for the same period of 2008. The income for both periods was reduced by inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $0.3 million and $2.0 million in the three months ended December 31, 2009 and 2008, respectively. The region’s home sales gross profit percentage increased 190 basis points in the three months ended December 31, 2009, compared to the same period of 2008. The increase was a result of the average cost of our homes declining by more than the average selling prices, in part due to the effects of prior inventory impairments on homes closed during the current quarter.
     West Region — Homebuilding revenues increased 21% in the three months ended December 31, 2009, from the comparable period of 2008, due to a 43% increase in the number of homes closed which was partially offset by a 15% decrease in the average selling price of those homes. The largest increases in homes closed occurred in our Southern California markets. The region reported income before income taxes of $3.4 million in the three months ended December 31, 2009, compared to a loss of $45.6 million for the same period of 2008. The loss in 2008 was due in large part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $41.0 million. The reduction in the region’s SG&A as a percentage of homebuilding revenues contributed 530 basis points to the region’s improvement in income before income taxes as a percentage of homebuilding revenues. Offsetting these improvements, the region’s home sales gross profit percentage decreased 150 basis points in the three months ended December 31, 2009, compared to the same period of 2008 due to reductions in the estimated costs to complete certain development projects, the effects of which were magnified by lower homebuilding revenues during the three months ended December 31, 2008.

LAND AND LOT POSITION AND HOMES IN INVENTORY
     The following is a summary of our land and lot position and homes in inventory at December 31, 2009 and September 30, 2009:

	As of December 31, 2009				As of September 30, 2009
		Lots				Lots
		Controlled				Controlled
		Under Lot	Total			Under Lot	Total
		Option and	Land/Lots	Homes		Option and	Land/Lots	Homes
	Land/Lots	Similar	Owned and	in	Land/Lots	Similar	Owned and	in
	Owned	Contracts (1)	Controlled	Inventory	Owned	Contracts (1)	Controlled	Inventory
East	10,500	3,500	14,000	1,300	11,000	2,000	13,000	1,400
Midwest	6,500	1,000	7,500	800	6,500	500	7,000	800
Southeast	21,000	6,500	27,500	2,300	21,000	5,000	26,000	2,200
South Central	21,500	9,500	31,000	4,400	22,500	9,000	31,500	4,400
Southwest	6,000	1,000	7,000	1,000	6,000	1,000	7,000	1,100
West	22,500	2,500	25,000	1,700	22,500	2,000	24,500	1,700

	88,000	24,000	112,000	11,500	89,500	19,500	109,000	11,600

	79%	21%	100%		82%	18%	100%

(1)	Excludes approximately 7,000 lots at December 31, 2009 and September 30, 2009, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, and have reserved the deposits related to these contracts but the underlying contract has not yet been terminated.
     At December 31, 2009, we owned or controlled approximately 112,000 lots, compared to approximately 109,000 lots at September 30, 2009. Of the 112,000 total lots, we controlled approximately 24,000 lots (21%), with a total remaining purchase price of approximately $757.6 million, through land and lot option purchase contracts with a total of $9.3 million in earnest money deposits. At December 31, 2009, approximately 22,000 of our owned lots were finished.
     We had a total of approximately 11,500 homes in inventory, including approximately 1,100 model homes at December 31, 2009, compared to approximately 11,600 homes in inventory, including approximately 1,100 model homes at September 30, 2009. Of our total homes in inventory, approximately 7,300 and 5,800 were unsold at December 31, 2009 and September 30, 2009, respectively. At December 31, 2009, approximately 2,900 of our unsold homes were completed, of which approximately 600 homes had been completed for more than six months. At September 30, 2009, approximately 2,200 of our unsold homes were completed, of which approximately 800 homes had been completed for more than six months.
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

RESULTS OF OPERATIONS — FINANCIAL SERVICES
     The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three-month periods ended December 31, 2009 and 2008:

	Three Months Ended December 31,
	2009	2008	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	3,385	2,632	29%
Number of homes closed by D.R. Horton	5,529	4,068	36%
DHI Mortgage capture rate	61%	65%

Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	3,414	2,658	28%
Total number of loans originated or brokered by DHI Mortgage	3,778	2,993	26%
Captive business percentage	90%	89%

Loans sold by DHI Mortgage to third parties	3,983	3,643	9%

	Three Months Ended December 31,
	2009	2008	% Change
		(In millions)
Loan origination fees	$4.6	$6.0	(23)%
Sale of servicing rights and gains from sale of mortgages	14.6	10.8	35%
Recourse expense	(2.8)	(3.5)	(20)%

Sale of servicing rights and gains from sale of mortgages, net	11.8	7.3	62%
Other revenues	2.0	2.7	(26)%
Reinsurance expense	(0.9)	(2.7)	(67)%

Other revenues, net	1.1	—

Total mortgage operations revenues	17.5	13.3	32%
Title policy premiums, net	5.8	4.4	32%

Total revenues	23.3	17.7	32%
General and administrative expense	18.7	23.2	(19)%
Interest expense	0.5	0.7	(29)%
Interest and other (income)	(2.6)	(3.3)	(21)%

Income (loss) before income taxes	$6.7	$(2.9)	331%

Financial Services Operating Margin Analysis

	Percentages of
	Financial Services Revenues (1)
	Three Months Ended
	December 31,
	2009	2008
Recourse and reinsurance expense	13.7%	25.9%
General and administrative expense	69.3%	97.1%
Interest expense	1.9%	2.9%
Interest and other (income)	(9.6)%	(13.8)%
Income (loss) before income taxes	24.8%	(12.1)%

(1)	Excludes the effects of recourse and reinsurance charges on financial services revenues

   Mortgage Loan Activity
     In the three-month period ended December 31, 2009, total first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 29%, corresponding to the 36% increase in the number of homes closed by our homebuilding operations. The percentage increase in loans originated was lower than the percentage increase in homes closed due to a decrease in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing), to 61% in the current quarter, from 65% in the comparable prior year quarter.
     Home closings from our homebuilding operations constituted 90% of DHI Mortgage loan originations in the three-month period ended December 31, 2009, compared to 89% in the comparable period of 2008. These consistently high rates reflect DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations.
     The number of loans sold to third-party purchasers increased by 9% in the three months ended December 31, 2009, from the comparable period of 2008. Loans are typically sold within 30 days of origination. Fluctuations in the volume of loans sold for a given period may not correspond to the change in loan origination volume because of the timing of loan sales, which for any quarter generally represents the loans originated in the last month of the prior quarter plus the first two months of the current quarter. In the current quarter, the lower percentage increase in loan sales volume compared to loan origination volume reflects a lower volume of loan originations in September 2009 as compared to September 2008. Consistent with fiscal 2008 and 2009, originations during the first quarter of fiscal 2010 continued to predominantly be eligible for sale to Fannie Mae, Freddie Mac, or GNMA (“Agency-eligible”). For the three-month period ended December 31, 2009, approximately 99% of DHI Mortgage production and 97% of mortgage loans held for sale on December 31, 2009 were Agency-eligible.
   Financial Services Revenues and Expenses
     Loan origination fees decreased 23%, to $4.6 million in the three months December 31, 2009, from $6.0 million in the comparable period of 2008. The decrease in loan origination fees relates to the adoption of the FASB’s authoritative guidance for fair value measurements of certain financial instruments on October 1, 2008. The authoritative guidance required net origination costs and fees associated with mortgage loans to be recognized at origination and no longer deferred until the time of sale. Therefore, during the three months ended December 31, 2008, we recognized $2.4 million of loan origination fees and $5.0 million of general and administrative (G&A) costs related to prior period loan originations. Revenues from the sale of servicing rights and gains from sale of mortgages increased 35%, to $14.6 million in the three months ended December 31, 2009, from $10.8 million in the comparable period of 2008. The increase was primarily due to the increase in the number of mortgage loans originated. Charges related to recourse obligations were $2.8 million in the three months ended December 31, 2009, compared to $3.5 million in the same period of 2008. The calculation of our required repurchase loss reserve is based upon an analysis of repurchase requests received, our actual repurchases and losses through the disposition of such, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, if actual repurchases or if the losses incurred resolving those repurchases exceed our expectations, additional recourse expense may be incurred. Also, a subsidiary of ours reinsured a portion of private mortgage insurance written on loans originated by DHI Mortgage in prior years. Charges to increase reserves for expected losses on the reinsured loans were $0.9 million in the three months ended December 31, 2009, compared to $2.7 million in the same period of 2008.
     G&A expense associated with financial services decreased 19%, to $18.7 million in the three months ended December 31, 2009, from $23.2 million in the comparable period of 2008. The largest component of our financial services G&A expense is employee compensation and related costs, which represented 77% of G&A costs in the three-month periods ended December 31, 2009 and 2008. These costs decreased 20%, to $14.3 million in the three months ended December 31, 2009, from $17.8 million in the comparable period of 2008. The decrease is due to the $5.0 million of compensation expense related to prior period loan originations recognized during the three months ended December 31, 2008 as a result of the adoption of the FASB’s authoritative guidance for fair value measurements of certain financial instruments. The decrease is partially offset by an increase in financial services employees from 550 at December 31, 2008 to 640 at December 31, 2009.
     As a percentage of financial services revenues, excluding the effects of recourse and reinsurance expense, G&A expense in the three-month period ended December 31, 2009 decreased to 69.3%, from 97.1% in the comparable period of 2008. The decrease was primarily due to the recognition of $5.0 million of G&A costs related to prior period loan originations during the three months ended December 31, 2008 as a result of the adoption of the FASB’s authoritative guidance for fair value measurements of certain financial instruments. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur as some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.
RESULTS OF OPERATIONS — CONSOLIDATED
   Income (Loss) before Income Taxes
     Income before income taxes for the three months ended December 31, 2009 was $42.8 million, compared to a loss before income taxes of $61.3 million for the same period of 2008. The difference in our operating results for the three months ended December 31, 2009 compared to a year ago is primarily due to the higher volume of homes closed which resulted in higher revenues, a higher gross profit from home sales and lower inventory impairment charges.
   Income Taxes
     The benefit from income taxes for the three months ended December 31, 2009 was $149.2 million compared to a provision for income taxes of $1.3 million in the comparable period of the prior year. The benefit from income taxes for the three months ended December 31, 2009 consists of a benefit of $198.8 million from a change in tax law which expanded the number of years we can carry back federal tax losses, offset by a provision for income taxes of $0.9 million for state income taxes and an increase in our reserve for unrecognized tax benefits of $48.6 million. The change in the our effective tax rate for the three months ended December 31, 2009 compared to the same period of the prior year is primarily due to the change in tax law, offset by the increase in unrecognized tax benefits during the current year.
     On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and amended Section 172 of the Internal Revenue Code. This tax law change allows a net operating loss realized in either our fiscal 2008, 2009 or 2010 years to be carried back up to five years (previously limited to a two-year carryback). We have elected to carry back our fiscal 2009 net operating loss. This resulted in a benefit from income taxes of $198.8 million and an increase in income taxes receivable in our consolidated balance sheet.
     We had income taxes receivable of $381.7 million and $293.1 million at December 31, 2009 and September 30, 2009, respectively. We received $113.0 million of the $293.1 million in the form of a tax refund during October 2009. With respect to the income taxes receivable at December 31, 2009, $358.2 million is due to federal tax losses generated in fiscal 2009 that we carried back against taxable income generated in fiscal 2004 and 2005. We expect to receive this federal income tax refund during fiscal 2010. The remaining income tax receivables relate to state operating loss carrybacks and an amended federal return.
     At December 31, 2009 and September 30, 2009, we had net deferred income tax assets of $915.2 million and $1,073.9 million, respectively, offset by valuation allowances of $915.2 million and $1,073.9 million, respectively. Tax benefits for state net operating loss carryforwards of $81.4 million that expire (beginning at various times depending on the tax jurisdiction) from fiscal 2013 to fiscal 2029 are included in the amounts. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws also affect actual tax results and the valuation of deferred tax assets over time.
     The total amount of unrecognized tax benefits (which includes interest, penalties, and the tax benefit relating to the deductibility of interest and state income taxes) was $72.6 million and $24.0 million as of December 31, 2009 and September 30, 2009, respectively. The increase was a result of our election to carryback our fiscal 2009 tax losses to fiscal 2004 and 2005, thereby fully utilizing the loss carryforwards which existed at September 30, 2009. We classify interest and penalties on income taxes as income tax expense. It is reasonably possible that, within the next 12 months, the amount of unrecognized tax benefits may decrease as much as $49.7 million as a result of a ruling request filed by us with the Internal Revenue Service (IRS) concerning capitalization of inventory costs. If the IRS rules favorably on the ruling request, our unrecognized tax benefits would be reduced, resulting in a benefit from income taxes in our consolidated statement of operations.

     We are subject to federal income tax and to income tax in multiple states. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2004 through 2010, and we are currently being audited by various states.
CAPITAL RESOURCES AND LIQUIDITY
     We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt securities. In light of the challenging homebuilding market conditions experienced over the past few years, we have been operating with a primary focus to generate cash flows through reductions in assets and tax refunds. The generation of cash flow has allowed us to increase our liquidity and strengthen our balance sheet and has placed us in a position to be able to invest in market opportunities as they arise. We do not expect to generate as much cash from asset reductions in fiscal 2010 as we have in the past three fiscal years. Depending upon future homebuilding market conditions and our expectations for such, we may use a portion of our cash balances to increase our assets. We intend to maintain adequate liquidity and balance sheet strength, and we will continue to evaluate opportunities to access the capital markets as they become available.
     At December 31, 2009, our ratio of net homebuilding debt to total capital was 28.0%, a decrease of 730 basis points from 35.3% at December 31, 2008, and 450 basis points from 32.5% at September 30, 2009. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash divided by total capital net of cash (homebuilding notes payable net of cash plus stockholders’ equity). The decrease in our ratio of net homebuilding debt to total capital at December 31, 2009 as compared with the ratio a year earlier and at September 30, 2009 was primarily due to our lower debt balance resulting from redemptions and repurchases of senior notes, as well as an increase in retained earnings as compared to September 30, 2009, but partially offset by a decrease in retained earnings as compared to a year earlier. Our ratio of net homebuilding debt to total capital remains within our target operating range of below 45%. We believe that our strong balance sheet and liquidity position will allow us to be flexible in reacting to changing market conditions. However, future period-end net homebuilding debt to total capital ratios may be higher than the 28.0% ratio achieved at December 31, 2009.
     We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its obligation under its repurchase agreement is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include homebuilding cash as a reduction of our homebuilding debt and total capital. For comparison to our ratios of net homebuilding debt to capital above, at December 31, 2009 and 2008, and at September 30, 2009, our ratios of homebuilding debt to total capital, without netting cash balances, were 52.9%, 54.9% and 56.2%, respectively.
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
   Homebuilding Capital Resources
     Cash and Cash Equivalents — At December 31, 2009, we had available homebuilding cash and cash equivalents of $1.90 billion.
     Secured Letter of Credit Agreements — Concurrent with the termination of our revolving credit facility in May 2009, we entered into secured letter of credit agreements with the three banks that had issued letters of credit under the facility. The effect of these agreements was to remove the outstanding letters of credit from the facility, which required us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At December 31, 2009 and September 30, 2009, the amount of cash restricted for this purpose totaled $51.6 million and $53.3 million, respectively, and is included in homebuilding restricted cash on our consolidated balance sheets.

     Public Unsecured Debt — The indentures governing our senior notes and senior subordinated notes impose restrictions on the creation of secured debt and liens. At December 31, 2009, we were in compliance with all of the limitations and restrictions that form a part of the public debt obligations.
     Shelf Registration Statements — We have an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities which we may issue from time to time in amounts to be determined.
   Financial Services Capital Resources
     Cash and Cash Equivalents — At December 31, 2009, the amount of financial services cash and cash equivalents was $31.9 million.
     Mortgage Repurchase Facility — Our mortgage subsidiary has a mortgage repurchase facility which matures March 4, 2010. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparty against the transfer of funds by the counterparty, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. The facility, which is accounted for as a secured financing, has a capacity of $100 million, with a provision allowing an increase in the capacity to $125 million during the last five business days of a fiscal quarter and the first seven business days of the following fiscal quarter.
     As of December 31, 2009, $158.5 million of mortgage loans held for sale were pledged under the repurchase arrangement. These mortgage loans had a collateral value of $148.6 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $142.4 million, DHI Mortgage had an obligation of $6.2 million outstanding under the mortgage repurchase facility at December 31, 2009 at a 4.5% interest rate.
     The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At December 31, 2009, our mortgage subsidiary was in compliance with all of the conditions and covenants of the mortgage repurchase facility.
     In the past, we have been able to renew or extend our mortgage credit facilities on satisfactory terms prior to their maturities, and obtain temporary additional commitments through amendments to the credit agreements during periods of higher than normal volumes of mortgages held for sale. The liquidity of our financial services business depends upon its continued ability to renew and extend the mortgage repurchase facility or to obtain other additional financing in sufficient capacities. While we intend to renew and extend our mortgage repurchase facility prior to its maturity, and are currently exploring alternatives to do so, a successful refinancing is not assured.
   Operating Cash Flow Activities
     For the three months ended December 31, 2009, net cash provided by our operating activities was $220.0 million compared to $817.0 million during the comparable period of the prior year. During the three-month period ended December 31, 2009, a significant portion of the net cash provided by our operating activities was due to a federal income tax refund of $113.0 million, resulting from the carryback of our fiscal 2008 net operating loss to fiscal 2006. Also, we generated cash flows from operations by reducing our inventories and generating a profit during the current quarter. The net cash provided by our operating activities during the past three fiscal years has resulted in substantial liquidity and allows the flexibility to determine the appropriate operating strategy for each of our communities and to take advantage of opportunities in the market. While we have substantially slowed our purchases of undeveloped land and our development spending on land we own, we are purchasing or contracting to purchase finished lots in many markets in an attempt to drive sales and home closings volume and return to sustainable profitability. During this effort, we also plan to continue to manage our inventories by monitoring the aging of unsold homes and aggressively marketing our unsold, completed homes in inventory. As we work towards these goals, we expect to generate less cash flow from asset reductions than we have over the past three fiscal years.

Depending upon future homebuilding market conditions and our expectations for such, we may use a portion of our cash balances to increase our assets.
     Another significant source of operating cash flows in the three months ended December 31, 2009 was the decrease in mortgage loans held for sale of $56.1 million during the period. The decrease in mortgage loans held for sale was due to a decrease in the number of loans originated during December 2009 compared to September 2009. The amount of cash generated or used during a certain period will fluctuate depending on the amount of loan originations, the timing of those originations and the changes in the level of our mortgage capture rates compared to prior periods.
Investing Cash Flow Activities
     For the three months ended December 31, 2009, we used $2.5 million to invest in purchases of property and equipment, primarily model home furniture and office equipment. These purchases are not significant relative to our total assets or cash flows, and have declined in recent years due to the decrease in the size of our operations. Changes in restricted cash are primarily due to fluctuations in the balance of our outstanding letters of credit, which are cash collateralized under the terms of our secured letter of credit agreements.
Financing Cash Flow Activities
     In the last two years, the majority of our short-term financing needs have been funded with cash generated from operations and borrowings available under our financial services credit facility. Long-term financing needs of our homebuilding operations have been generally funded with the issuance of new senior unsecured debt securities through the public capital markets. During the three months ended December 31, 2009, primarily through unsolicited transactions, we repurchased a total of $173.2 million principal amount of various issues of senior notes for an aggregate purchase price of $171.0 million, plus accrued interest. During the three months ended December 31, 2008, we repurchased a total of $136.1 million principal amount of various issues of senior notes for an aggregate purchase price of $129.7 million, plus accrued interest. Our homebuilding senior, convertible senior and senior subordinated notes are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries and certain insignificant subsidiaries.
     During the three months ended December 31, 2009, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on December 15, 2009 to stockholders of record on December 4, 2009. In January 2010, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on February 25, 2010 to stockholders of record on February 16, 2010. Quarterly cash dividends of $0.0375 per common share were declared in the comparable quarters of fiscal 2009. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions.
Changes in Capital Structure
     On October 1, 2009, we adopted and applied retrospectively the FASB’s authoritative guidance for accounting for debt with conversion options, which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Early adoption of this authoritative guidance was not permitted. As a result, the prior year consolidated financial statements have been retrospectively adjusted for the effects of this change in accounting for our 2% convertible senior notes issued in May 2009. We recorded the debt component of the convertible senior notes at its fair value on the date of issuance of the notes, assuming no conversion features. The remaining value of the equity component of the convertible senior notes was recorded as a reduction in the carrying value of the notes and an increase in additional paid-in capital. The reduction in the carrying value of the notes and the fees related to the notes will be amortized as interest incurred and expensed or capitalized to inventory over the remaining life of the notes. The additional interest expense recognized in fiscal 2009 due to the restatement was $4.5 million, which increased our diluted net loss per share for the year ended September 30, 2009 by $0.01.
     In November 2009, our Board of Directors authorized the repurchase of up to $100 million of our common stock and the repurchase of up to $500 million of debt securities. The authorizations are effective from December 1, 2009 to November 30, 2010. Repurchases of senior notes in December 2009 reduced the debt repurchase authorization to $388.4 million at December 31, 2009.

     In January 2010, through unsolicited transactions, we repurchased $1.0 million principal amount of our 5.875% senior notes due 2013 and $6.5 million principal amount of our 6.5% senior notes due 2016, which further reduced the remaining debt repurchase authorization.
     On January 15, 2010, we repaid the remaining $130.9 million principal amount of our 4.875% senior notes which were due on that date. This repayment of public unsecured debt was made from our cash balance on hand.
     On January 25, 2010, we announced that we will redeem the remaining $95.0 million principal amount of our 5.875% senior notes due 2013 on February 24, 2010, at a redemption price of 101.958% of the face amount of the notes, plus accrued interest.
     In January 2010, our stockholders did not approve our Section 382 rights agreement; therefore, it will expire by its terms on August 19, 2010 unless earlier terminated by our Board of Directors.
     In fiscal 2009, our primary non-operating uses of our available capital were the repayment of debt, dividend payments and the cash collateralization of our outstanding letters of credit. As was the case in the current quarter, we expect the repayment of debt to remain a significant priority for the use of our available cash in fiscal 2010. We continue to evaluate our alternatives for future non-operating sources and uses of our available capital, including the amounts of debt repayments, dividend payments and the level of our cash balances, based on market conditions and other circumstances, and within the constraints of our balance sheet leverage targets and our liquidity targets.
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
     At December 31, 2009, our homebuilding operations had outstanding letters of credit of $50.4 million, all of which were cash collateralized, and surety bonds of $1.0 billion, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.
     Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.
     In the ordinary course of business, we enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Within the land and lot option purchase contracts at December 31, 2009, there were a limited number of contracts subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. The remaining purchase price of these specific performance contracts is not material. Also, we consolidated certain variable interest entities for which we are deemed to be the primary beneficiary, with assets of $6.1 million related to some of our outstanding land and lot option purchase contracts. Creditors, if any, of these variable interest entities have no recourse against us. Additionally, we recorded $3.4 million of land inventory not owned related to some of our outstanding land and lot option purchase contracts that were determined to represent financing arrangements. Further discussion of our land option contracts is provided in the “Land and Lot Position and Homes in Inventory” section included herein.

CRITICAL ACCOUNTING POLICIES
     As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2009, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, land and lot option purchase contracts, goodwill, warranty and insurance claim costs, income taxes and stock-based compensation. Since September 30, 2009, there have been no significant changes to those critical accounting policies and estimates.
SEASONALITY
     We have typically experienced seasonal variations in our quarterly operating results and capital requirements. Prior to the current downturn in the homebuilding industry, we generally had more homes under construction, closed more homes and had greater revenues and operating income in the third and fourth quarters of our fiscal year. This seasonal activity increased our working capital requirements for our homebuilding operations during the third and fourth fiscal quarters and increased our funding requirements for the mortgages we originated in our financial services segment at the end of these quarters. As a result of seasonal activity, our quarterly results of operations and our financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year.
     In contrast to our typical seasonal results, the weakness in homebuilding market conditions during the past three years has mitigated our historical seasonal variations. Also, in fiscal 2010 we expect the scheduled expiration of the homebuyer federal tax credit to impact our construction activities and home sales and closing volumes and timing. Although we may experience our typical historical seasonal pattern in the future, given the current market conditions and the impact of changes in federal government programs and policies on the homebuilding industry, we can make no assurances as to when or whether this pattern will recur.
FORWARD-LOOKING STATEMENTS
     Some of the statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:
•	the continuing downturn in the homebuilding industry, including further deterioration in industry or broader economic conditions;

•	the continuing constriction of the credit markets, which could limit our ability to access capital and increase our costs of capital;

•	the reduction in availability of mortgage financing, increases in mortgage interest rates and the effects of expiring government programs, such as the homebuyer federal tax credit and the Fed’s open market purchases of mortgage-backed securities, both scheduled to end in 2010;

•	the limited success of our strategies in responding to adverse conditions in the industry;

•	a return of an inflationary environment;

•	changes in general economic, real estate and other business conditions;

•	the risks associated with our inventory ownership position in changing market conditions;

•	supply risks for land, materials and labor;

•	changes in the costs of owning a home;

•	the effects of governmental regulations and environmental matters on our homebuilding operations;

•	the effects of governmental regulations on our financial services operations;

•	the uncertainties inherent in home warranty and construction defect claims matters;

•	our substantial debt and our ability to comply with related debt covenants, restrictions and limitations;

•	competitive conditions within our industry;

•	our ability to effect any future growth strategies successfully;

•	our ability to realize our deferred tax asset; and

•	the utilization of our tax losses could be substantially limited if we experienced an ownership change as defined in the Internal Revenue Code.
     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in Item 1A. “Risk Factors” under Part II of this report and in our annual report on Form 10-K for the fiscal year ended September 30, 2009, including the section entitled “Risk Factors,” which is filed with the Securities and Exchange Commission.
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
     Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in current earnings. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in current earnings, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans and the fair value change, which for the three months ended December 31, 2009 and 2008 was not significant, is recognized in current earnings. At December 31, 2009, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $179.6 million. Uncommitted IRLCs, the duration of which are generally less than six months, totaled approximately $101.6 million, and uncommitted mortgage loans held for sale totaled approximately $87.6 million at December 31, 2009.
     At December 31, 2009, we had $13.8 million in EDFC options and MBS which were acquired as part of a program to potentially offer homebuyers a below market interest rate on their home financing. These hedging instruments and the related commitments are accounted for at fair value with gains and losses recognized in current earnings. These gains and losses for the three months ended December 31, 2009 and 2008 were not material.

     The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2009. The interest rate for our variable rate debt represents the interest rate on our mortgage repurchase facility. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Nine Months								Fair value
	Ending								at
	September 30,	Fiscal Year Ending September 30,							December 31,
	2010	2011	2012	2013	2014	2015	Thereafter	Total	2009
				($ amounts in millions)
Debt:
Fixed rate	$238.8	$361.6	$194.7	$295.5	$932.2	$269.6	$750.2	$3,042.6	$3,066.6
Average interest rate	7.1%	7.0%	5.4%	6.7%	7.7%	5.4%	6.3%	6.7%
Variable rate	$6.2	$—	$—	$—	$—	$—	$—	$6.2	$6.2
Average interest rate	4.5%	—	—	—	—	—	—	4.5%
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
     There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On June 15, 2007, a putative class action, John R. Yeatman, et al. v. D.R. Horton, Inc., et al., was filed by one of our customers against us and our affiliated mortgage company subsidiary in the United States District Court for the Southern District of Georgia. The complaint sought certification of a class alleged to include persons who, within the year preceding the filing of the suit, purchased a home from us and obtained a mortgage for such purchase from our affiliated mortgage company subsidiary. The complaint alleged that we violated Section 8 of the Real Estate Settlement Procedures Act by effectively requiring our homebuyers to use our affiliated mortgage company to finance their home purchases by offering certain discounts and incentives. The action sought damages in an unspecified amount and injunctive relief. On April 23, 2008, the Court ruled on our motion to dismiss and dismissed this complaint with prejudice. The plaintiffs appealed the decision. On September 1, 2009, the 11th Circuit Court of Appeals issued its mandate affirming the trial court’s dismissal of the plaintiffs’ complaint. The time for additional appeals has passed, thus this matter is now concluded.
     On March 24, 2008, a putative class action, James Wilson, et al. v. D.R. Horton, Inc., et al., was filed by five customers of Western Pacific Housing, Inc., one of our wholly-owned subsidiaries, against us, Western Pacific Housing, Inc., and our affiliated mortgage company subsidiary, in the United States District Court for the Southern District of California. The complaint sought certification of a class alleged to include persons who, within the four years preceding the filing of the suit, purchased a home from us, or any of our subsidiaries, and obtained a mortgage for such purchase from our affiliated mortgage company subsidiary. The complaint alleged that we violated Section 1 of the Sherman Antitrust Act and Sections 16720, 17200 and 17500 of the California Business and Professions Code by effectively requiring our homebuyers to apply for a loan through our affiliated mortgage company. In June 2009 the complaint was amended to limit the putative class to California customers only and the claims asserted were limited to alleged violations of the California Business and Professions Code. The complaint alleges that the homebuyers were either deceived about loan costs charged by our affiliated mortgage company or coerced into using our affiliated mortgage company, or both, and that discounts and incentives offered by us or our subsidiaries to buyers who obtained financing from our affiliated mortgage company were illusory. The action seeks treble damages in an unspecified amount and injunctive relief. We believe the claims alleged in this action are without merit and will defend them vigorously. Subsequent to December 31, 2009, the plaintiffs tentatively agreed to dismiss their lawsuit in exchange for a waiver of costs. A final settlement agreement is pending.
ITEM 1A. RISK FACTORS
     In addition to the risk factors previously identified in our annual report on Form 10-K for the year ended September 30, 2009, we are updating the following risk factor related to the utilization of our tax losses as affected by our stockholders non-approval of the Section 382 rights agreement.
The utilization of our tax losses could be substantially limited if we experienced an ownership change as defined in the Internal Revenue Code.
     We experienced continuing losses through fiscal 2009 that produced net operating losses and unrealized built-in losses for income tax purposes. To the extent they are not carried back to prior periods, these have the potential to reduce future income tax obligations if we become profitable in the future. However, Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carryforwards and certain built-in losses recognized in years after the ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of its stock within a rolling three-year period, as calculated in accordance with the rules. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning directly or indirectly 5% or more of the stock of the company and any change in ownership arising from new issuances of stock by the company.

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
     We believe that we have not experienced such an ownership change as of December 31, 2009; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% stockholders and the conversion of our outstanding convertible senior notes, over which we have no control, and new issuances of stock by us, should we choose to do so. In August 2009, our Board of Directors adopted a Section 382 rights agreement as a measure intended to deter such an ownership change while in effect in order to preserve these tax attributes. The Section 382 rights agreement, however, may not prevent an ownership change. While the Section 382 rights agreement is in effect, it could discourage or prevent a merger, tender offer, proxy contest or accumulations of substantial blocks of shares for which some stockholders might receive a premium above market value. It could also adversely affect the liquidity of the market for our shares. In January 2010, our stockholders did not approve our Section 382 rights agreement when it was submitted to them at our annual meeting of stockholders; therefore, it will expire by its terms on August 19, 2010 unless earlier terminated by our Board of Directors.
ITEM 5. OTHER INFORMATION
     The Company held its annual stockholders meeting on January 28, 2010. At the meeting, the Company’s stockholders took the following actions: (i) elected Donald R. Horton, Bradley S. Anderson, Michael R. Buchanan, Michael W. Hewatt, Bob G. Scott, Donald J. Tomnitz and Bill W. Wheat as directors, (ii) did not approve the Section 382 Rights Agreement previously adopted by the Board of Directors, and (iii) ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.

ITEM 6. EXHIBITS
(a) Exhibits.

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992. (1)

3.2	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Company. (2)

3.3	Amended and Restated Bylaws of the Company. (3)

10.1	Executive Compensation Notification — Chairman and CEO. (4)

10.2	Executive Compensation Summary — Named Executive Officers. (5)

10.3	Director Compensation Summary. (6)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges. (*)

31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer. (*)

32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer. (*)

*	Filed herewith.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated herein by reference from Exhibit 3.1 to the Company’s Report on Form 8-A filed with the SEC on August 20, 2009.

(3)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 30, 2009, filed with the SEC on August 5, 2009.

(4)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 23, 2009, filed with the SEC on October 29, 2009.

(5)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 18, 2009, filed with the SEC on November 20, 2009.

(6)	Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 18, 2009, filed with the SEC on November 20, 2009.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date: February 2, 2010	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc., as Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)