Form 10-Q
period 2010-03-31
HORTON D R INC /DE/
filed 2010-04-30
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
     Common stock, $.01 par value — 318,194,902 shares as of April 27, 2010

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
		(Adjusted-Note A)
	(In millions)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,612.8	$1,922.8
Marketable securities, available-for-sale	198.7	—
Restricted cash	50.3	55.2
Inventories:
Construction in progress and finished homes	1,636.7	1,446.6
Residential land and lots — developed and under development	1,554.8	1,643.3
Land held for development	564.9	562.5
Land inventory not owned	7.1	14.3

	3,763.5	3,666.7
Income taxes receivable	29.4	293.1
Deferred income taxes, net of valuation allowance of $894.1 million and $1,073.9 million at March 31, 2010 and September 30, 2009, respectively	—	—
Property and equipment, net	57.1	57.8
Other assets	414.3	433.0
Goodwill	15.9	15.9

	6,142.0	6,444.5

Financial Services:
Cash and cash equivalents	26.8	34.5
Mortgage loans held for sale	237.1	220.8
Other assets	53.4	57.0

	317.3	312.3

Total assets	$6,459.3	$6,756.8

LIABILITIES
Homebuilding:
Accounts payable	$232.4	$216.8
Accrued expenses and other liabilities	949.4	932.0
Notes payable	2,551.8	3,076.6

	3,733.6	4,225.4

Financial Services:
Accounts payable and other liabilities	54.1	62.1
Mortgage repurchase facility	77.7	68.7

	131.8	130.8

Total liabilities	3,865.4	4,356.2

Commitments and contingencies (Note L)

EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 321,841,286 shares issued and 318,186,053 shares outstanding at March 31, 2010 and 321,136,119 shares issued and 317,480,886 shares outstanding at September 30, 2009	3.2	3.2
Additional paid-in capital	1,884.4	1,871.1
Retained earnings	792.8	613.2
Treasury stock, 3,655,233 shares at March 31, 2010 and September 30, 2009, at cost	(95.7)	(95.7)
Accumulated other comprehensive loss	(0.2)	—

Total stockholders’ equity	2,584.5	2,391.8
Noncontrolling interests	9.4	8.8

Total equity	2,593.9	2,400.6

Total liabilities and equity	$6,459.3	$6,756.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In millions, except per share data)
	(Unaudited)
Homebuilding:
Revenues:
Home sales	$894.8	$770.7	$2,003.0	$1,656.4
Land/lot sales	2.0	4.6	2.7	19.2

	896.8	775.3	2,005.7	1,675.6

Cost of sales:
Home sales	733.7	667.9	1,652.5	1,416.4
Land/lot sales	1.5	4.3	2.1	16.0
Inventory impairments and land option cost write-offs	2.4	48.1	3.6	104.4

	737.6	720.3	1,658.2	1,536.8

Gross profit:
Home sales	161.1	102.8	350.5	240.0
Land/lot sales	0.5	0.3	0.6	3.2
Inventory impairments and land option cost write-offs	(2.4)	(48.1)	(3.6)	(104.4)

	159.2	55.0	347.5	138.8

Selling, general and administrative expense	128.7	126.9	257.1	253.9
Interest expense	22.7	23.1	49.6	48.7
Gain on early retirement of debt, net	—	(2.2)	(1.6)	(8.4)
Other (income)	(3.3)	(2.2)	(4.8)	(6.4)

	11.1	(90.6)	47.2	(149.0)

Financial Services:
Revenues, net of recourse and reinsurance expense	16.7	2.7	39.9	20.4
General and administrative expense	17.4	17.2	36.0	40.4
Interest expense	0.2	0.3	0.7	1.0
Interest and other (income)	(1.9)	(2.4)	(4.4)	(5.7)

	1.0	(12.4)	7.6	(15.3)

Income (loss) before income taxes	12.1	(103.0)	54.8	(164.3)
Provision for (benefit from) income taxes	0.7	5.6	(148.6)	6.8

Net income (loss)	$11.4	$(108.6)	$203.4	$(171.1)

Basic net income (loss) per common share	$0.04	$(0.34)	$0.64	$(0.54)

Net income (loss) per common share assuming dilution	$0.04	$(0.34)	$0.61	$(0.54)

Cash dividends declared per common share	$0.0375	$0.0375	$0.075	$0.075

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2010	2009
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$203.4	$(171.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8.7	14.7
Amortization of discounts and fees	14.1	3.6
Stock option compensation expense	6.5	6.4
Income tax benefit from stock option exercises	(2.9)	(0.2)
Gain on early retirement of debt, net	(1.6)	(8.4)
Inventory impairments and land option cost write-offs	3.6	104.4
Changes in operating assets and liabilities:
(Increase) decrease in construction in progress and finished homes	(191.1)	176.6
Decrease in residential land and lots – developed, under development, and held for development	83.1	199.6
Decrease in other assets	21.0	40.7
Decrease in income taxes receivable	263.7	621.7
(Increase) decrease in mortgage loans held for sale	(16.3)	164.5
Increase (decrease) in accounts payable, accrued expenses and other liabilities	35.6	(174.6)

Net cash provided by operating activities	427.8	977.9

INVESTING ACTIVITIES
Purchases of property and equipment	(7.7)	(4.5)
Purchases of marketable securities, available-for-sale	(199.1)	—
Decrease in restricted cash	4.9	0.7

Net cash used in investing activities	(201.9)	(3.8)

FINANCING ACTIVITIES
Net proceeds from mortgage repurchase facility	8.9	—
Repayment of notes payable	(535.6)	(823.9)
Proceeds from stock associated with certain employee benefit plans	4.0	1.3
Income tax benefit from stock option exercises	2.9	0.2
Cash dividends paid	(23.8)	(23.8)

Net cash used in financing activities	(543.6)	(846.2)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(317.7)	127.9
Cash and cash equivalents at beginning of period	1,957.3	1,387.3

Cash and cash equivalents at end of period	$1,639.6	$1,515.2

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2010
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires), as well as certain variable interest entities of which the Company is determined to be the primary beneficiary. All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal, recurring accruals and the asset impairment charges, loss reserves and deferred tax asset valuation allowance discussed below) considered necessary for a fair presentation have been included. These financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes for the fiscal year ended September 30, 2009 included in the Company’s current report on Form 8-K dated February 8, 2010, which updated the Company’s annual report on Form 10-K.
Reclassifications/Revisions
     Certain reclassifications have been made in the prior year’s financial statements to conform to classifications used in the current year. In accordance with the authoritative guidance issued by the Financial Accounting Standards Board (FASB) for noncontrolling interests which was adopted at the beginning of fiscal 2010, the balance sheet at September 30, 2009 has been revised to present minority interests (now referred to as noncontrolling interests) as a component of equity rather than as a liability. The balance sheet at September 30, 2009 has also been revised to reflect the change in accounting for convertible debt as described below under “Adoption of New Accounting Principle.” Additionally, the statement of cash flows for the six months ended March 31, 2009 has been revised to reflect the reclassification of homebuilding restricted cash from other assets to restricted cash and the reclassification of insurance receivables from a component of accrued expenses and other liabilities to other assets.
Comprehensive Income (Loss)
     The following table provides a reconciliation of net income (loss) reported in the consolidated statements of operations to comprehensive income (loss) for the three and six-month periods ended March 31, 2010 and 2009.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
		(In millions)
Net income (loss)	$11.4	$(108.6)	$203.4	$(171.1)
Other comprehensive loss:
Unrealized loss related to available-for-sale securities (see Note B)	(0.2)	—	(0.2)	—

Comprehensive income (loss)	$11.2	$(108.6)	$203.2	$(171.1)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2010
Adoption of New Accounting Principle
     As described in the Company’s current report on Form 8-K dated February 8, 2010 and its quarterly report on Form 10-Q for the period ended December 31, 2009, on October 1, 2009, the Company adopted and applied retrospectively the FASB’s authoritative guidance for accounting for debt with conversion options. Early adoption of this authoritative guidance was not permitted. As a result, the prior year consolidated financial statements have been retrospectively adjusted for the effects of this change in accounting for the Company’s 2% convertible senior notes issued in May 2009.
Seasonality
     Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and six-month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
Business
     The Company is a national homebuilder that is engaged primarily in the construction and sale of single-family housing in 71 markets and 26 states in the United States at March 31, 2010. The Company designs, builds and sells single-family detached homes on lots it developed and on finished lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. Periodically, the Company sells land and lots. The Company also provides title agency and mortgage financing services, principally to its homebuyers. The Company generally does not retain or service the mortgages that it originates but, rather, seeks to sell the mortgages and related servicing rights to third-party purchasers.
NOTE B – MARKETABLE SECURITIES
     During the three months ended March 31, 2010, the Company began to invest a portion of its cash on hand by purchasing marketable securities with maturities in excess of three months. To be considered for investment, securities must meet certain minimum requirements as to their credit ratings, time to maturity and other risk-related criteria as prescribed by the Company’s investment policies. The primary objective of these investments is the preservation of capital, with the secondary objectives of attaining higher yields than the Company earns on its cash and cash equivalents, and maintaining a high degree of liquidity.
     The Company’s investment portfolio at March 31, 2010 included U.S. Treasury securities, government agency securities, foreign government securities, corporate debt securities, and certificates of deposit. These investments are held in the custody of a single financial institution. The Company considers its investment portfolio to be available-for-sale. Accordingly, these investments are recorded at fair value. At the end of a reporting period, unrealized gains and losses on these investments, net of tax, are recorded directly to accumulated other comprehensive income (loss) on the consolidated balance sheet. The effect of these investments on other comprehensive income (loss) for the three and six months ended March 31, 2010 and 2009 is presented in Note A. There were no sales of securities from inception of the program through March 31, 2010, and therefore, there were no realized gains or losses related to these investments during the period.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010
     The amortized cost, unrealized gains and losses and fair values of available-for-sale investments as of March 31, 2010, were as follows:

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
		(In millions)
Type of security:
U.S. Treasury securities	$3.5	$—	$—	$3.5
Obligations of U.S. government agencies	76.7	—	(0.1)	76.6
Corporate debt securities issued under the FDIC Temporary Liquidity Guarantee Program	76.1	—	(0.1)	76.0
Domestic corporate debt securities	26.5	—	—	26.5
Foreign government securities	11.1	—	—	11.1

Total debt securities	193.9	—	(0.2)	193.7
Certificates of deposit	5.0	—	—	5.0

Total marketable securities, available-for-sale	$198.9	$—	$(0.2)	$198.7

     Of the $198.7 million in marketable securities, $189.2 million mature in the next twelve months and $9.5 million mature in one to two years.
NOTE C – INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS
     At March 31, 2010, when the Company performed its quarterly inventory impairment analysis, the assumptions utilized reflected the stabilizing conditions experienced in many of its markets as indicated by the improvements in the Company’s operating results for the three and six months ended March 31, 2010, as well as the Company’s expectation of continued challenging conditions in the homebuilding industry and in its markets. The impairment evaluation indicated communities with a combined carrying value of $533.8 million as of March 31, 2010 had indicators of potential impairment and these communities were evaluated for impairment. The analysis of the large majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that the Company does not intend to develop or operate in current market conditions, slight increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, the remaining lives of these communities were estimated to be in a range from six months to in excess of ten years. In performing this analysis, the Company utilized a range of discount rates for communities of 14% to 20%, which is consistent with the rates used in fiscal 2009. Through this evaluation process, it was determined that communities with a carrying value of $8.5 million as of March 31, 2010 were impaired. As a result, during the three months ended March 31, 2010, impairment charges of $2.3 million were recorded to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $45.0 million in the same period of the prior year. During the six months ended March 31, 2010 and 2009, impairment charges totaled $4.1 million and $100.1 million, respectively. In the three months ended March 31, 2010, approximately 81% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 19% of the charges were recorded to construction in progress and finished homes inventory, compared to 75% and 25%, respectively, in the same period of 2009. In the six months ended March 31, 2010, approximately 74% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 26% of the charges were recorded to construction in progress and finished homes inventory, compared to 68% and 32%, respectively, in the same period of 2009.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010
     The Company’s estimate of undiscounted cash flows from communities analyzed may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to construct the homes. The pricing and incentive levels are often inter-related with sales pace within a community such that a price reduction can be expected to increase the sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new homes and existing homes, which may result from foreclosures. If conditions in the broader economy, homebuilding industry or specific markets in which the Company operates worsen, and as the Company re-evaluates specific community pricing and incentives, construction and development plans, and its overall land sale strategies, it may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges.
     At March 31, 2010, the Company had $6.0 million of land held for sale, consisting of land held for development and land under development that has met the criteria of land held for sale.
     During the three-month periods ended March 31, 2010 and 2009, the Company wrote off $0.1 million and $3.1 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts which are not expected to be acquired. During the six-month periods ended March 31, 2010 and 2009, the Company recovered $0.5 million and wrote off $4.3 million, respectively, of such deposits and costs.
NOTE D – LAND INVENTORY NOT OWNED
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
     The consolidation of variable interest entities added $7.1 million in land inventory not owned and noncontrolling interests related to entities not owned to the Company’s consolidated balance sheet at March 31, 2010. The Company’s obligations related to these land or lot option contracts are guaranteed by deposits, including cash, promissory notes and surety bonds, totaling $0.7 million as of March 31, 2010. Creditors, if any, of these variable interest entities have no recourse against the Company.
     For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits. At March 31, 2010, the amount of option deposits related to these contracts totaled $5.0 million and is included in homebuilding other assets on the Company’s consolidated balance sheet.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010
NOTE E – NOTES PAYABLE
     The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	March 31,	September 30,
	2010	2009
	(In millions)
Homebuilding:
Unsecured:
4.875% senior notes due 2010, net	$—	$130.8
9.75% senior notes due 2010	58.4	70.5
9.75% senior subordinated notes due 2010, net	11.3	15.3
6% senior notes due 2011, net	204.4	212.8
7.875% senior notes due 2011, net	154.4	163.3
5.375% senior notes due 2012	180.7	242.1
6.875% senior notes due 2013	199.5	199.5
5.875% senior notes due 2013	—	96.0
6.125% senior notes due 2014, net	192.5	198.5
2% convertible senior notes due 2014, net (1)	379.7	368.0
5.625% senior notes due 2014, net	195.2	248.8
5.25% senior notes due 2015, net	268.4	298.6
5.625% senior notes due 2016, net	232.7	298.3
6.5% senior notes due 2016, net	437.1	497.0
Other secured	37.5	37.1

	$2,551.8	$3,076.6

Financial Services:
Mortgage repurchase facility, maturing 2011	$77.7	$68.7

(1)	The balance of the 2% convertible senior notes at September 30, 2009 has been retrospectively adjusted for the change in accounting for convertible debt as described in Note A.
Homebuilding:
     In November 2009, the Board of Directors authorized the early repurchase of up to $500 million of the Company’s debt securities, effective December 1, 2009. At March 31, 2010, following the transactions described below, $154.0 million of the authorization was remaining. In April 2010, the Board of Directors increased the debt repurchase authorization to $500 million, effective from April 29, 2010 to November 30, 2010.
     On January 15, 2010, the Company repaid the remaining $130.9 million principal amount of its 4.875% senior notes which were due on that date. On February 24, 2010, the Company redeemed the remaining $95.0 million principal amount of its 5.875% senior notes due 2013. Additionally, the Company repurchased $139.4 million principal amount of its senior notes primarily through unsolicited transactions during the three months ended March 31, 2010.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010
     Following is a summary of the redemption and repurchase activity for the six months ended March 31, 2010:

Principal
Amount
(In millions)
Maturities / Early Redemptions:
4.875% senior notes redeemed upon maturity in January 2010	$130.9
5.875% senior notes due 2013 redeemed in February 2010	95.0
Repurchases:
9.75% senior notes due 2010	12.1
9.75% senior subordinated notes due 2010	4.0
6% senior notes due 2011	8.5
7.875% senior notes due 2011	9.0
5.375% senior notes due 2012	61.4
5.875% senior notes due 2013	1.0
6.125% senior notes due 2014	6.2
5.625% senior notes due 2014	53.9
5.25% senior notes due 2015	30.4
5.625% senior notes due 2016	66.1
6.5% senior notes due 2016	60.0

$538.5

     These senior notes were redeemed or repurchased for an aggregate purchase price of $535.2 million, plus accrued interest, resulting in a net gain on early retirement of debt of $1.6 million for the six months ended March 31, 2010. The gain is net of unamortized discounts and fees written off, including a loss of $2.0 million for the call premium and write-off of unamortized fees related to the early redemption of the 5.875% senior notes due 2013.
     In April 2010, through an unsolicited transaction, the Company repurchased $6.5 million principal amount of its 9.75% senior notes due 2010 for an aggregate purchase price of $6.7 million, plus accrued interest.
     The indentures governing the Company’s senior notes and senior subordinated notes impose restrictions on the creation of secured debt and liens. At March 31, 2010, the Company was in compliance with all of the limitations and restrictions that form a part of the public debt obligations.
Financial Services:
     The Company’s mortgage subsidiary, DHI Mortgage, entered into a mortgage sale and repurchase agreement (the “mortgage repurchase facility”) on March 28, 2008. The mortgage repurchase facility, which is accounted for as a secured financing, provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. In March 2010, through an amendment to the repurchase agreement, the capacity of the facility was increased from $100 million to $150 million, with a provision allowing an increase in the capacity to $175 million during the last five business days of a fiscal quarter and the first seven business days of the following fiscal quarter. Additionally, the amendment extended the maturity date of the facility to March 4, 2011.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010
     As of March 31, 2010, $225.2 million of mortgage loans held for sale were pledged under the repurchase arrangement. These mortgage loans had a collateral value of $209.3 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $131.6 million, DHI Mortgage had an obligation of $77.7 million outstanding under the mortgage repurchase facility at March 31, 2010 at a 3.8% interest rate.
     The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. At March 31, 2010, the mortgage subsidiary was in compliance with all of the conditions and covenants of the mortgage repurchase facility.
NOTE F – HOMEBUILDING INTEREST
     The Company capitalizes homebuilding interest costs to inventory during active development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Additionally, the Company writes off a portion of the capitalized interest related to communities for which inventory impairments are recorded. The Company’s inventory under active development and construction was lower than its debt level at March 31, 2010 and 2009. Therefore, a portion of the interest incurred was expensed directly to interest expense as reflected below.
     The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, expensed as interest expense, charged to cost of sales and written off during the three and six-month periods ended March 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
		(In millions)
Capitalized interest, beginning of period (1)	$119.9	$157.8	$128.8	$160.6
Interest incurred	45.8	50.3	95.6	106.9
Interest expensed:
Directly to interest expense	(22.7)	(23.1)	(49.6)	(48.7)
Amortized to cost of sales	(25.7)	(27.6)	(57.4)	(58.7)
Written off with inventory impairments	(0.1)	(1.6)	(0.2)	(4.3)

Capitalized interest, end of period	$117.2	$155.8	$117.2	$155.8

(1)	The beginning balance of capitalized interest for the six-month period ended March 31, 2010 has been retrospectively adjusted for the change in accounting for convertible debt as described in Note A.
NOTE G – MORTGAGE LOANS
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010
Mortgage Loans Held for Sale
     Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. At March 31, 2010, mortgage loans held for sale had an aggregate fair value of $237.1 million and an aggregate outstanding principal balance of $234.6 million. During the three months ended March 31, 2010, the Company had a net gain on sales of loans of $7.3 million, compared to a net loss on sales of loans of $3.9 million in the same period of 2009. During the six months ended March 31, 2010 and 2009, the Company had net gains on sales of loans of $19.0 million and $3.4 million, respectively, which includes the effect of recording recourse expense, as discussed below in “Other Mortgage Loans,” of $8.6 million and $19.7 million, respectively.
     The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale, which for the three and six months ended March 31, 2010 and 2009 was not significant, and is recognized in current earnings. As of March 31, 2010, the Company had $131.4 million in mortgage loans held for sale not committed to third-party purchasers and the notional amounts of the hedging instruments related to those loans totaled $130.5 million.
Other Mortgage Loans
     Generally, mortgage loans are sold with limited recourse provisions which include industry-standard representations and warranties, primarily involving the absence of misrepresentations by the borrower or other parties and, depending on the agreement, may include requiring a minimum number of payments to be made by the borrower. The Company does not retain any other continuing interest related to mortgage loans sold in the secondary market. Other mortgage loans generally consist of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and often become real estate owned through the foreclosure process.
     Based on historical performance and current housing and credit market conditions, the Company has recorded reserves for estimated losses on other mortgage loans, real estate owned, future loan repurchase obligations due to the limited recourse provisions and losses for mortgage reinsurance activities, all of which are recorded as reductions of financial services revenue. These reserves totaled $43.2 million and $43.6 million at March 31, 2010 and September 30, 2009, respectively, and comprise the reserves that follow. Other mortgage loans, subject to nonrecurring fair value measurement, totaled $48.6 million and $50.2 million at March 31, 2010 and September 30, 2009, respectively, and had corresponding loss reserves of $11.2 million and $13.1 million, respectively. The Company has established loss reserves for real estate owned of $2.7 million and $2.6 million at March 31, 2010 and September 30, 2009, respectively. The Company’s other mortgage loans and real estate owned are included in financial services other assets in the accompanying consolidated balance sheets. Additional loss reserves at March 31, 2010 and September 30, 2009 included liabilities of $29.3 million and $27.9 million, respectively, for expected losses on future loan repurchase obligations due to the limited recourse provisions.
     A subsidiary of the Company reinsured a portion of private mortgage insurance written on loans originated by DHI Mortgage in prior years. At March 31, 2010 and September 30, 2009, reserves for expected future losses under the reinsurance program totaled $14.1 million and $18.7 million, respectively. The mortgage repurchase and reinsurance loss reserves are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets. It is possible that future losses may exceed the amount of reserves and, if so, additional charges will be required.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010
Loan Commitments
     The Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At March 31, 2010, IRLCs totaled $255.8 million which are accounted for as derivative instruments recorded at fair value.
     The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in current earnings. As of March 31, 2010, the Company had approximately $22.4 million of best-efforts whole loan delivery commitments and $207.3 million of hedging instruments related to IRLCs not yet committed to purchasers.
     At March 31, 2010, the Company had $10.3 million in MBS which were acquired as part of a program to potentially offer homebuyers a below market interest rate on their home financing. These hedging instruments and the related commitments are accounted for at fair value with gains and losses recognized in current earnings. These gains and losses for the three and six months ended March 31, 2010 and 2009 were not material.
NOTE H – FAIR VALUE MEASUREMENTS
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
•	Level 1 – Valuation is based on quoted prices in active markets for identical assets and liabilities.

•	Level 2 – Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market.

•	Level 3 – Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on the Company’s own estimates about the assumptions that market participants would use to value the asset or liability.
     When available, the Company uses quoted market prices in active markets to determine fair value. The Company considers the principal market and nonperformance risk associated with the Company’s counterparties when determining the fair value measurements, if applicable. Fair value measurements are used for the Company’s marketable securities, mortgage loans held for sale, IRLCs and other derivative instruments on a recurring basis, and are used for inventories and other mortgage loans on a non-recurring basis, when events and circumstances indicate that the carrying value may not be recoverable.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010
     The Company’s marketable securities consist of U.S. Treasury securities, government agency securities, corporate debt securities, foreign government securities, and certificates of deposit. The fair value of U.S. Treasury securities is based on quoted prices for identical assets and therefore, they have been classified as a Level 1 valuation. Obligations of government agencies, corporate debt securities, foreign government securities and certificates of deposit are valued using quoted market prices of recent transactions or quoted market prices of transactions in very similar securities and therefore, are classified as Level 2 valuations.
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
     Inventory held and used is reported at the lower of carrying value or fair value on a nonrecurring basis. The factors considered in determining fair values of the Company’s communities are described in the discussion of the Company’s inventory impairment analysis (see Note C), and are classified as Level 3 valuations. Inventory held and used measured at fair value represents those communities for which the Company has recorded impairments during the current period.
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010
     The following table summarizes the Company’s assets and liabilities at March 31, 2010 measured at fair value on a recurring basis:

		Fair Value at March 31, 2010
	Balance Sheet Location	Level 1	Level 2	Total
		(In millions)
Homebuilding:
Marketable securities, available-for-sale	Marketable securities	$3.5	$195.2	$198.7
Financial Services:
Mortgage loans held for sale (a)	Mortgage loans held for sale	$—	$237.1	$237.1
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other liabilities	$—	$(0.7)	$(0.7)
Forward sales of MBS	Other assets	$—	$0.7	$0.7
Best-efforts commitments	Other assets	$—	$0.5	$0.5

(a)	Mortgage loans held for sale are reflected at full fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income.

(b)	Fair value measurements of these derivatives represent changes in fair value since inception. These changes are reflected in the balance sheet and included in financial services revenues on the consolidated statement of operations.
     The following table summarizes the Company’s assets at March 31, 2010 measured at fair value on a non-recurring basis:

		Fair Value at
	Balance Sheet	March 31, 2010
	Location	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a)	Inventories	$6.2
Financial Services:
Other mortgage loans (a)	Other assets	$37.4

(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current quarter.
     The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature. For senior, convertible senior and senior subordinated notes, the Company determines fair value based on quoted market prices. The aggregate fair value of these notes at March 31, 2010 and September 30, 2009 was $2,743.0 million and $3,187.6 million, respectively, compared to carrying values of $2,514.3 million and $3,039.5 million, respectively. The aggregate fair value of the Company’s senior notes includes fair values for the 2% convertible senior notes of $589.4 million and $568.6 million at March 31, 2010 and September 30, 2009, respectively, compared to their carrying values of $379.7 million and $368.0 million, respectively. For other secured notes and balances due under the mortgage repurchase facility, the fair values approximate their carrying amounts due to their short maturity or floating interest rate terms, as applicable.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010
NOTE I — INCOME TAXES
     The Company’s provision for and benefit from income taxes for the three and six months ended March 31, 2010 were $0.7 million and $148.6 million, respectively, compared to provisions for income taxes of $5.6 million and $6.8 million in the comparable periods of the prior year. The benefit from income taxes for the six months ended March 31, 2010 consists of a benefit of $198.8 million from a change in federal tax law which expanded the number of years the Company can carry back net operating losses, offset by a provision for income taxes of $1.6 million for state income taxes and an increase for unrecognized tax benefits of $48.6 million. The Company does not have meaningful effective tax rates for the six-month period ended March 31, 2010 and the comparable period of the prior year because of losses from operations before taxes in the prior year, the impact of valuation allowances on its net deferred tax assets and the change in tax law in the current year.
     On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and amended Section 172 of the Internal Revenue Code. This tax law change allows a net operating loss realized in one of the Company’s fiscal 2008, 2009 or 2010 years to be carried back up to five years (previously limited to a two-year carryback). The Company has elected to carry back its fiscal 2009 net operating loss. This resulted in a benefit from income taxes of $198.8 million during the six-month period ended March 31, 2010.
     The Company had income taxes receivable of $29.4 million and $293.1 million at March 31, 2010 and September 30, 2009, respectively. During the six months ended March 31, 2010, the Company received income tax refunds totaling $465.4 million which resulted from tax losses generated in fiscal 2008 and 2009. Of this total, $352.4 million was received in the three months ended March 31, 2010. The income taxes receivable at March 31, 2010 relates to additional federal and state income tax refunds the Company expects to receive.
     At March 31, 2010 and September 30, 2009, the Company had net deferred income tax assets of $894.1 million and $1,073.9 million, respectively, offset by valuation allowances of $894.1 million and $1,073.9 million, respectively. Tax benefits for state net operating loss carryforwards of $81.4 million that expire (beginning at various times depending on the tax jurisdiction) from fiscal 2013 to fiscal 2029 are included in the amounts. The Company assesses, on a quarterly basis, the realizability of its deferred tax assets and records a valuation allowance sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position. Changes in existing tax laws also affect actual tax results and the valuation of deferred tax assets over time.
     The total amount of unrecognized tax benefits (which includes interest, penalties, and the tax benefit relating to the deductibility of interest and state income taxes) was $72.6 million and $24.0 million as of March 31, 2010 and September 30, 2009, respectively. The increase resulted from the Company’s election to carryback its fiscal 2009 net operating loss to fiscal 2004 and 2005, thereby fully utilizing the net operating loss which existed at September 30, 2009. It is reasonably possible that, within the next 12 months, the amount of unrecognized tax benefits may decrease as much as $49.7 million as a result of a ruling request filed by the Company with the Internal Revenue Service (IRS) concerning capitalization of inventory costs. If the IRS rules favorably on the ruling request, the Company’s unrecognized tax benefits would be reduced, resulting in a benefit from income taxes in the consolidated statement of operations. The Company classifies interest and penalties on income taxes as income tax expense.
     The Company is subject to federal income tax and to income tax in multiple states. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2004 through 2010. The Company is currently being audited by various states.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010
NOTE J — EARNINGS (LOSS) PER SHARE
     The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings (loss) per share for the three and six months ended March 31, 2010 and 2009. For the three and six months ended March 31, 2010, options to purchase 9.7 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, their effect would have been antidilutive. For the three and six months ended March 31, 2009, all outstanding stock options were excluded from the computation of the loss per share because they were antidilutive due to the net loss recorded during the period.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
		(In millions)
Numerator:
Net income (loss)	$11.4	$(108.6)	$203.4	$(171.1)
Effect of dilutive securities:
Interest expense and amortization of issuance costs associated with convertible senior notes	—	—	14.8	—

Numerator for diluted earnings (loss) per share after assumed conversions	$11.4	$(108.6)	$218.2	$(171.1)

Denominator:
Denominator for basic earnings (loss) per share— weighted average common shares	318.1	316.8	317.9	316.7
Effect of dilutive securities:
Employee stock options	0.9	—	0.5	—
Convertible senior notes	—	—	38.3	—

Denominator for diluted earnings (loss) per share— adjusted weighted average common shares	319.0	316.8	356.7	316.7

NOTE K — STOCKHOLDERS’ EQUITY
     The Company has an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.
     In November 2009, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. The authorization is effective from December 1, 2009 to November 30, 2010. All of the $100 million authorization was remaining at March 31, 2010.
     During the three months ended March 31, 2010, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on February 25, 2010 to stockholders of record on February 16, 2010. In April 2010, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on May 24, 2010 to stockholders of record on May 14, 2010. Quarterly cash dividends of $0.0375 per common share were declared in the comparable quarters of fiscal 2009.
     In January 2010, the Company’s stockholders did not approve its Section 382 rights agreement; therefore, the rights agreement will expire by its terms on August 19, 2010 unless earlier terminated by the Board of Directors.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010
NOTE L — COMMITMENTS AND CONTINGENCIES
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
     At March 31, 2010, the Company had liabilities of $4.1 million for the remaining repair costs of homes in its South Florida and Louisiana markets constructed during 2005 through 2007 which contain or are suspected to contain allegedly defective drywall manufactured in China (Chinese Drywall) that may be responsible for accelerated corrosion of certain metals in the home. The Company first learned of this potential issue during fiscal 2009 through customer inquiries. The Company has identified approximately 90 homes which contain or are suspected to contain Chinese Drywall through a review of the supply channel for its homes constructed in these markets and of the warranty claims received in these markets as well as testing of specific homes. Through March 31, 2010, the Company has spent approximately $3.2 million to remediate these homes. The Company is continuing its investigation to determine if there are additional homes with the Chinese Drywall in these markets, which if found, would likely require the Company to further increase its warranty reserve for this matter in the future. The remaining costs accrued to complete this remediation are based on the Company’s estimate of future repair costs. If the actual costs to remediate the homes differ from the estimated costs, it may require the Company to revise its warranty estimate.
     Through investigation of its supply channels in other markets, the Company has not identified any homes suspected of containing the Chinese Drywall outside of its Florida and Louisiana markets. As of March 31, 2010, the Company has been named as a defendant in several lawsuits in Louisiana and Florida pertaining to Chinese Drywall. As these actions are still in their early stages, the Company is unable to express an opinion as to the amount of damages, if any. While the Company will seek reimbursement for these remediation costs from various sources, it has not recorded a receivable for potential recoveries as of March 31, 2010 given the early stage of this matter.
     Changes in the Company’s warranty liability during the three and six-month periods ended March 31, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
		(In millions)
Warranty liability, beginning of period	$54.4	$73.4	$59.6	$83.4
Warranties issued	4.1	3.7	9.2	7.9
Changes in liability for pre-existing warranties	(2.8)	(4.5)	(7.2)	(11.5)
Settlements made	(6.1)	(5.6)	(12.0)	(12.8)

Warranty liability, end of period	$49.6	$67.0	$49.6	$67.0

Insurance and Legal Claims
     The Company has been named as defendant in various claims, complaints and other legal actions including construction defect claims on closed homes and other claims and lawsuits incurred in the ordinary course of business, including employment matters, personal injury claims, land development issues, contract disputes and claims related to its mortgage activities. The Company has established reserves for these contingencies, based on the expected costs of the claims. The Company’s estimates of such reserves are based on the facts and circumstances of individual pending claims and historical data and trends, including costs relative to revenues, home closings and product types, and include estimates of the costs of construction defect claims incurred but not yet reported. These reserve estimates are subject to ongoing revision as the circumstances of individual pending claims and historical

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010
data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs. The Company’s liabilities for these items were $546.9 million and $534.0 million at March 31, 2010 and September 30, 2009, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. Related to the contingencies for construction defect claims and estimates of construction defect claims incurred but not yet reported, and other legal claims and lawsuits incurred in the ordinary course of business, the Company estimates and records insurance receivables for these matters under applicable insurance policies when recovery is probable. Additionally, the Company may have the ability to recover a portion of its legal expenses from its subcontractors when the Company has been named as an additional insured on their insurance policies. Estimates of the Company’s insurance receivables related to these matters totaled $242.5 million and $234.6 million at March 31, 2010 and September 30, 2009, respectively, and are included in homebuilding other assets in the consolidated balance sheets. Expenses related to these items were approximately $21.3 million and $18.5 million in the six months ended March 31, 2010 and 2009, respectively.
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
Land and Lot Option Purchase Contracts
     In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At March 31, 2010, the Company had total deposits of $8.7 million, consisting of cash deposits of $7.0 million, promissory notes of $1.4 million, and letters of credit and surety bonds of $0.3 million, to purchase land and lots with a total remaining purchase price of $742.2 million. Within the land and lot option purchase contracts at March 31, 2010, there were a limited number of contracts subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations. The remaining purchase price of these specific performance contracts is not material. The majority of land and lots under contract are currently expected to be purchased within three years, based on the Company’s assumptions as to the extent it will exercise its options to purchase such land and lots.
Other Commitments
     In the normal course of its business activities, the Company provides standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At March 31, 2010, outstanding standby letters of credit were $47.6 million, all of which were cash collateralized, and surety bonds were $955.3 million. The Company has secured letter of credit agreements with three banks that require it to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At March 31, 2010 and September 30, 2009, the amount of cash restricted for this purpose totaled $48.6 million and $53.3 million, respectively, and is included in homebuilding restricted cash on the Company’s consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010
NOTE M — OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
     The Company’s homebuilding other assets were as follows:

	March 31,	September 30,
	2010	2009
	(In millions)
Insurance receivables	$242.5	$234.6
Accounts and notes receivable	24.4	50.7
Prepaid assets (1)	24.5	39.0
Other assets	122.9	108.7

	$414.3	$433.0

(1)	The balance of prepaid assets at September 30, 2009 has been retrospectively adjusted for the change in accounting for convertible debt as described in Note A.
     The Company’s homebuilding accrued expenses and other liabilities were as follows:

	March 31,	September 30,
	2010	2009
	(In millions)
Construction defect and other litigation liabilities	$546.9	$534.0
Employee compensation and related liabilities	95.7	98.5
Warranty liability	49.6	59.6
Accrued interest	46.8	53.5
Federal and state income tax liabilities	74.0	24.0
Other liabilities	136.4	162.4

	$949.4	$932.0

NOTE N — RECENT ACCOUNTING PRONOUNCEMENTS
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
     In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. This guidance was effective for the Company in the current quarter, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance, which is related to disclosure only, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010
NOTE O — SEGMENT INFORMATION
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
     Homebuilding is the Company’s core business, generating 98% of consolidated revenues during the six months ended March 31, 2010 and 2009. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land and the construction and sale of residential homes on the land, in 26 states and 71 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots.
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010
     The accounting policies of the reporting segments are described throughout Note A included in the Company’s current report on Form 8-K dated February 8, 2010, which updated the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2009.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
		(In millions)
Revenues
Homebuilding revenues:
East	$103.9	$81.0	$231.2	$156.9
Midwest	71.2	61.7	159.9	133.4
Southeast	145.5	120.6	327.8	267.7
South Central	282.7	221.9	640.5	476.9
Southwest	72.5	82.7	167.8	220.3
West	221.0	207.4	478.5	420.4

Total homebuilding revenues	$896.8	$775.3	$2,005.7	$1,675.6

Financial services revenues	16.7	2.7	39.9	20.4

Consolidated revenues	$913.5	$778.0	$2,045.6	$1,696.0

Inventory Impairments
East	$2.0	$1.4	$2.0	$5.6
Midwest	—	9.3	—	13.1
Southeast	0.3	2.2	1.6	6.0
South Central	—	2.3	0.2	2.2
Southwest	—	5.8	0.3	7.8
West	—	24.0	—	65.4

Total inventory impairments	$2.3	$45.0	$4.1	$100.1

Income (Loss) Before Income Taxes (1)
Homebuilding income (loss) before income taxes:
East	$(4.3)	$(5.8)	$(2.3)	$(16.7)
Midwest	(4.4)	(21.2)	(4.8)	(32.8)
Southeast	(2.8)	(12.4)	(1.8)	(17.5)
South Central	16.2	1.3	41.6	13.1
Southwest	0.3	(12.2)	5.0	(9.2)
West	6.1	(40.3)	9.5	(85.9)

Total homebuilding income (loss) before income taxes	$11.1	$(90.6)	$47.2	$(149.0)

Financial services income (loss) before income taxes	1.0	(12.4)	7.6	(15.3)

Consolidated income (loss) before income taxes	$12.1	$(103.0)	$54.8	$(164.3)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010

	March 31,	September 30,
	2010	2009
	(In millions)
Homebuilding Inventories (2)
East	$543.1	$535.4
Midwest	355.6	371.1
Southeast	704.9	656.6
South Central	890.8	852.8
Southwest	255.0	255.7
West	876.9	842.5
Corporate and unallocated (3)(4)	137.2	152.6

Total homebuilding inventory	$3,763.5	$3,666.7

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating the Company’s corporate office.

(2)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(3)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

(4)	Homebuilding inventories at September 30, 2009 have been retrospectively adjusted for the change in accounting for convertible debt as described in Note A.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010
NOTE P — SUPPLEMENTAL GUARANTOR INFORMATION
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
Consolidating Balance Sheet
March 31, 2010

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
ASSETS
Cash and cash equivalents	$1,558.8	$52.6	$28.2	$—	$1,639.6
Marketable securities	198.7	—	—	—	198.7
Restricted cash	49.7	0.6	—	—	50.3
Investments in subsidiaries	1,254.9	—	—	(1,254.9)	—
Inventories	1,164.0	2,573.2	26.3	—	3,763.5
Income taxes receivable	29.4	—	—	—	29.4
Property and equipment, net	17.5	20.2	19.4	—	57.1
Other assets	91.2	284.0	92.5	—	467.7
Mortgage loans held for sale	—	—	237.1	—	237.1
Goodwill	—	15.9	—	—	15.9
Intercompany receivables	1,130.2	—	—	(1,130.2)	—

Total Assets	$5,494.4	$2,946.5	$403.5	$(2,385.1)	$6,459.3

LIABILITIES & EQUITY
Accounts payable and other liabilities	$359.8	$747.5	$128.6	$—	$1,235.9
Intercompany payables	—	1,094.0	36.2	(1,130.2)	—
Notes payable	2,550.1	1.7	77.7	—	2,629.5

Total Liabilities	2,909.9	1,843.2	242.5	(1,130.2)	3,865.4

Total stockholders’ equity	2,584.5	1,103.3	151.6	(1,254.9)	2,584.5
Noncontrolling interests	—	—	9.4	—	9.4

Total Equity	2,584.5	1,103.3	161.0	(1,254.9)	2,593.9

Total Liabilities & Equity	$5,494.4	$2,946.5	$403.5	$(2,385.1)	$6,459.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2010
NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010
NOTE P — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Three Months Ended March 31, 2010

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$218.8	$676.2	$1.8	$—	$896.8
Cost of sales	173.3	563.3	1.0	—	737.6

Gross profit	45.5	112.9	0.8	—	159.2
Selling, general and administrative expense	54.2	74.5	—	—	128.7
Equity in (income) of subsidiaries	(42.5)	—	—	42.5	—
Interest expense	22.7	—	—	—	22.7
Other (income)	(1.0)	(1.4)	(0.9)	—	(3.3)

	12.1	39.8	1.7	(42.5)	11.1

Financial Services:
Revenues	—	—	16.7	—	16.7
General and administrative expense	—	—	17.4	—	17.4
Interest expense	—	—	0.2	—	0.2
Interest and other (income)	—	—	(1.9)	—	(1.9)

	—	—	1.0	—	1.0

Income before income taxes	12.1	39.8	2.7	(42.5)	12.1
Provision for income taxes	0.7	0.5	—	(0.5)	0.7

Net income	$11.4	$39.3	$2.7	$(42.0)	$11.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010
NOTE P — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Six Months Ended March 31, 2010

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
Homebuilding:
Revenues	$490.4	$1,512.0	$3.3	$—	$2,005.7
Cost of sales	393.3	1,263.8	1.1	—	1,658.2

Gross profit	97.1	248.2	2.2	—	347.5
Selling, general and administrative expense	105.4	147.1	4.6	—	257.1
Equity in (income) of subsidiaries	(108.7)	—	—	108.7	—
Interest expense	49.6	—	—	—	49.6
Gain on early retirement of debt, net	(1.6)	—	—	—	(1.6)
Other (income)	(2.4)	(0.5)	(1.9)	—	(4.8)

	54.8	101.6	(0.5)	(108.7)	47.2

Financial Services:
Revenues	—	—	39.9	—	39.9
General and administrative expense	—	—	36.0	—	36.0
Interest expense	—	—	0.7	—	0.7
Interest and other (income)	—	—	(4.4)	—	(4.4)

	—	—	7.6	—	7.6

Income before income taxes	54.8	101.6	7.1	(108.7)	54.8
Benefit from income taxes	(148.6)	(111.9)	(3.0)	114.9	(148.6)

Net income	$203.4	$213.5	$10.1	$(223.6)	$203.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010
NOTE P — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Three Months Ended March 31, 2009

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
Homebuilding:
Revenues	$189.9	$581.7	$3.7	$—	$775.3
Cost of sales	167.8	549.3	3.2	—	720.3

Gross profit	22.1	32.4	0.5	—	55.0
Selling, general and administrative expense	57.3	68.2	1.4	—	126.9
Equity in loss of subsidiaries	47.7	—	—	(47.7)	—
Interest expense	23.1	—	—	—	23.1
Gain on early retirement of debt, net	(2.2)	—	—	—	(2.2)
Other (income)	(0.8)	(0.7)	(0.7)	—	(2.2)

	(103.0)	(35.1)	(0.2)	47.7	(90.6)

Financial Services:
Revenues	—	—	2.7	—	2.7
General and administrative expense	—	—	17.2	—	17.2
Interest expense	—	—	0.3	—	0.3
Interest and other (income)	—	—	(2.4)	—	(2.4)

	—	—	(12.4)	—	(12.4)

Loss before income taxes	(103.0)	(35.1)	(12.6)	47.7	(103.0)
Provision for income taxes	5.6	4.2	0.1	(4.3)	5.6

Net loss	$(108.6)	$(39.3)	$(12.7)	$52.0	$(108.6)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010
NOTE P — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Operations
Six Months Ended March 31, 2009

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
Homebuilding:
Revenues	$370.2	$1,296.1	$9.3	$—	$1,675.6
Cost of sales	353.0	1,175.2	8.6	—	1,536.8

Gross profit	17.2	120.9	0.7	—	138.8
Selling, general and administrative expense	102.1	149.0	2.8	—	253.9
Equity in loss of subsidiaries	43.4	—	—	(43.4)	—
Interest expense	48.7	—	—	—	48.7
Gain on early retirement of debt, net	(8.4)	—	—	—	(8.4)
Other (income) expense	(4.3)	0.3	(2.4)	—	(6.4)

	(164.3)	(28.4)	0.3	43.4	(149.0)

Financial Services:
Revenues	—	—	20.4	—	20.4
General and administrative expense	—	—	40.4	—	40.4
Interest expense	—	—	1.0	—	1.0
Interest and other (income)	—	—	(5.7)	—	(5.7)

	—	—	(15.3)	—	(15.3)

Loss before income taxes	(164.3)	(28.4)	(15.0)	43.4	(164.3)
Provision for income taxes	6.8	5.2	0.1	(5.3)	6.8

Net loss	$(171.1)	$(33.6)	$(15.1)	$48.7	$(171.1)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010
NOTE P — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Six Months Ended March 31, 2010

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$285.9	$157.7	$(15.8)	$—	$427.8

INVESTING ACTIVITIES
Purchases of property and equipment	(3.6)	(3.7)	(0.4)	—	(7.7)
Purchases of marketable securities, available-for-sale	(199.1)	—	—	—	(199.1)
Decrease in restricted cash	4.8	0.1	—	—	4.9

Net cash used in investing activities	(197.9)	(3.6)	(0.4)	—	(201.9)

FINANCING ACTIVITIES
Net change in notes payable	(535.7)	—	9.0	—	(526.7)
Net change in intercompany receivables/payables	152.2	(149.8)	(2.4)	—	—
Proceeds from stock associated with certain employee benefit plans	4.0	—	—	—	4.0
Income tax benefit from stock option exercises	2.9	—	—	—	2.9
Cash dividends paid	(23.8)	—	—	—	(23.8)

Net cash (used in) provided by financing activities	(400.4)	(149.8)	6.6	—	(543.6)

(Decrease) increase in cash and cash equivalents	(312.4)	4.3	(9.6)	—	(317.7)
Cash and cash equivalents at beginning of period	1,871.2	48.3	37.8	—	1,957.3

Cash and cash equivalents at end of period	$1,558.8	$52.6	$28.2	$—	$1,639.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 31, 2010
NOTE P — SUPPLEMENTAL GUARANTOR INFORMATION — (Continued)
Consolidating Statement of Cash Flows
Six Months Ended March 31, 2009

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
OPERATING ACTIVITIES
Net cash provided by operating activities	$597.7	$201.0	$179.2	$—	$977.9

INVESTING ACTIVITIES
Purchases of property and equipment	(2.5)	(2.0)	—	—	(4.5)
Decrease in restricted cash	0.4	0.3	—	—	0.7

Net cash used in investing activities	(2.1)	(1.7)	—	—	(3.8)

FINANCING ACTIVITIES
Net change in notes payable	(664.8)	—	(159.1)	—	(823.9)
Net change in intercompany receivables/payables	281.5	(259.7)	(21.8)	—	—
Proceeds from stock associated with certain employee benefit plans	1.3	—	—	—	1.3
Income tax benefit from stock option exercises	0.2	—	—	—	0.2
Cash dividends paid	(23.8)	—	—	—	(23.8)

Net cash used in financing activities	(405.6)	(259.7)	(180.9)	—	(846.2)

Increase (decrease) in cash and cash equivalents	190.0	(60.4)	(1.7)	—	127.9
Cash and cash equivalents at beginning of period	1,261.5	90.1	35.7	—	1,387.3

Cash and cash equivalents at end of period	$1,451.5	$29.7	$34.0	$—	$1,515.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report and with our current report on Form 8-K dated February 8, 2010, which updated our annual report on Form 10-K for the fiscal year ended September 30, 2009. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those described in the “Forward-Looking Statements” section following this discussion.
BUSINESS
     We are one of the largest homebuilding companies in the United States, constructing and selling single-family housing through our operating divisions in 26 states and 71 markets as of March 31, 2010, primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $90,000 to $700,000, with an average closing price of $204,600 during the six months ended March 31, 2010. Approximately 84% and 82% of home sales revenues were generated from the sale of single-family detached homes in the six months ended March 31, 2010 and 2009, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs.
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

     We conduct our homebuilding operations in all of the geographic regions, states and markets listed below, and we conduct our mortgage and title operations in many of these markets. Our homebuilding operating divisions are aggregated into six reporting segments, which comprise the markets below. Our financial statements contain additional information regarding segment performance.

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		South Central Region
Delaware	Central Delaware	Louisiana	Baton Rouge
Georgia	Savannah		Lafayette
Maryland	Baltimore	Oklahoma	Oklahoma City
	Suburban Washington, D.C.	Texas	Austin
New Jersey	North New Jersey		Dallas
	South New Jersey		Fort Worth
North Carolina	Brunswick County		Houston
	Charlotte		Killeen/Temple/Waco
	Greensboro/Winston-Salem		Rio Grande Valley
	Raleigh/Durham		San Antonio
Pennsylvania	Lancaster
	Philadelphia		Southwest Region
South Carolina	Charleston	Arizona	Phoenix
	Columbia		Tucson
	Hilton Head	New Mexico	Albuquerque
	Myrtle Beach		Las Cruces
Virginia	Northern Virginia
West Region
	Midwest Region	California	Bay Area
Colorado	Colorado Springs		Central Valley
	Denver		Imperial Valley
	Fort Collins		Los Angeles County
Illinois	Chicago		Riverside County
Minnesota	Minneapolis/St. Paul		Sacramento
Wisconsin	Kenosha		San Bernardino County
San Diego County
	Southeast Region		Ventura County
Alabama	Birmingham	Hawaii	Hawaii
	Mobile		Maui
Florida	Daytona Beach		Oahu
	Fort Myers/Naples	Idaho	Boise
	Jacksonville	Nevada	Las Vegas
	Melbourne		Reno
	Miami/West Palm Beach	Oregon	Albany
	Orlando		Central Oregon
	Pensacola		Portland
	Sarasota County	Utah	Salt Lake City
	Tampa	Washington	Seattle/Tacoma
Georgia	Atlanta		Vancouver
Macon

OVERVIEW
     During the slowdown in the homebuilding industry that began in 2006, the factors hurting demand for new homes have been pervasive across the United States. These factors have been persistent and include high inventory levels of available homes, elevated sales order cancellation rates, low sales absorption rates and overall weak consumer confidence. The effects of these factors have been magnified by reduced availability of credit in the mortgage markets and high levels of home foreclosures. High levels of foreclosures not only contribute to additional inventory available for sale, but also reduce appraisal valuations for new homes, potentially resulting in lower sales prices. The overall economy remains weak, with a high level of unemployment, substantially reduced consumer spending and low levels of consumer confidence. The turmoil in the housing market has resulted in substantial price reductions in our homes during the course of the slowdown.
     Although we expect generally challenging conditions will persist for some time, recently there has been an indication of some stabilization of housing market conditions. The factors supporting the improved conditions include increased levels of affordability resulting from lower home sales prices, recent declines in the number of new homes available for sale, a low mortgage interest rate environment and the federal government’s monetary and fiscal policies and programs, including the homebuyer federal tax credit, which have encouraged home ownership and home purchases. These stabilizing housing market conditions benefited our strategy of starting construction on more unsold homes to continue our focus of providing affordable housing to the first-time and move-up homebuyer through existing and new communities. These factors and actions led to an improvement in our results over the prior year.
     During the three and six-month periods ended March 31, 2010, our net sales orders were 55% and 51% higher than the comparable periods in the prior year. As a percentage of home sales revenues, gross profit from home sales increased 470 and 300 basis points, to 18.0% and 17.5%, respectively, from the comparable periods in the prior year. Pre-tax income for the three and six months ended March 31, 2010 was $12.1 million and $54.8 million, respectively, compared to pre-tax losses of $103.0 million and $164.3 million, respectively, in the comparable periods of the prior year.
     Our results for the remainder of the fiscal year will be dependent on the levels of sales we achieve in the remainder of the spring and summer selling seasons and the level of gross profit on those home sales. Future sales and gross profit could be severely impacted by prolonged weakness in the economy and continued high levels of unemployment, the scheduled expiration of the homebuyer federal tax credit, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.
     We remain cautious regarding our outlook for the homebuilding industry. Although the improvements in our operating performance and recent signs of stabilization of certain market conditions have been encouraging, the timing of a sustainable recovery remains unclear. Due to the uncertainty surrounding market conditions, we have continued to evaluate our homebuilding and financial services assets for recoverability. Excluding cash and marketable securities, our assets whose recoverability is most impacted by market conditions include inventory; earnest money deposits and pre-acquisition costs related to land and lot option contracts; tax assets, both on amounts reflected as deferred and as a receivable; and owned mortgage loans. These assets collectively represent 90% of our total non-cash assets at March 31, 2010. Our evaluations reflected our expectation of continued challenges in the homebuilding industry, while also considering the improvements we achieved in our operating results during the three and six months ended March 31, 2010. Based on our evaluations, during the three months ended March 31, 2010, we recorded inventory impairment charges of $2.3 million and recorded additional reserves for losses of $5.7 million associated with mortgage loans held in portfolio and the limited recourse provisions on previously sold mortgage loans. The declines in inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs from prior years reflect the improvement in gross profit from home closings experienced during the three-month period ended March 31, 2010. We will evaluate whether further impairment charges, valuation adjustments or write-offs are necessary on these assets in the coming quarters. Additional discussion of these evaluations and charges is presented below.
STRATEGY
     We believe the long-term fundamentals which support housing demand, namely population growth and household formation, remain positive. In the near term, however, it is not possible to predict if current homebuilding industry conditions will continue to stabilize or if they will deteriorate from these levels. During the downturn we have increased our cash balances by generating substantial cash flow from operations, primarily through reductions in inventory and mortgage loans held for sale, the receipt of tax refunds and by accessing the capital markets. While we will continue to conservatively manage our business, our increased liquidity provides us with flexibility in determining the appropriate operating strategy for each of our communities and markets to strike the best balance between cash flow generation and potential profit. With this flexibility, we are committed to continuing the following initiatives related to our operating strategy in the current homebuilding business environment:
•	Maintaining a strong cash balance and overall liquidity position.

•	Managing the sales prices and level of sales incentives on our homes as necessary to optimize the balance of sales volumes, returns and cash flows.

•	Entering into new finished lot option contracts to purchase finished lots in an attempt to increase sales volumes and profitability.

•	Renegotiating existing finished lot option contracts to reduce our lot costs and better match the scheduled purchases with new home demand in the community.

•	Limiting land development spending or suspending development in communities that require substantial investments of time or capital resources.

•	Managing our inventory of homes under construction by starting construction on unsold homes to take advantage of market opportunities, while monitoring the aging of unsold homes and aggressively marketing unsold, completed homes in inventory.

•	Decreasing the cost of goods purchased from both vendors and subcontractors.

•	Modifying product offerings to provide more affordable homes.

•	Controlling our SG&A infrastructure to match production levels.
     These initiatives allowed us to generate significant cash flows from operations during the downturn and achieve improved operating results during the three and six months ended March 31, 2010. Although we cannot provide any assurances that these initiatives will be successful in the future, we expect that our operating strategy will allow us to continue to maintain a strong balance sheet and liquidity position in fiscal 2010.
KEY RESULTS
     Key financial results as of and for the three months ended March 31, 2010, as compared to the same period of 2009, were as follows:
Homebuilding Operations:
•	Homebuilding revenues increased 16% to $896.8 million.

•	Homes closed increased 19% to 4,260 homes and the average selling price of those homes decreased 2% to $210,000.

•	Net sales orders increased 55% to 6,438 homes.

•	Sales order backlog increased 36% to $1.3 billion.

•	Home sales gross margins increased 470 basis points to 18.0%.

•	Inventory impairments and land option cost write-offs were $2.4 million, compared to $48.1 million.

•	Homebuilding SG&A expenses increased 1% to $128.7 million, but decreased as a percentage of homebuilding revenues by 200 basis points to 14.4%.

•	Homebuilding pre-tax income was $11.1 million, compared to a pre-tax loss of $90.6 million.

•	Homes in inventory increased by 3,600 to 13,900.

•	Owned lots declined by 6,500 to 88,500.

•	Homebuilding debt decreased by $315.8 million to $2.6 billion.

•	Net homebuilding debt to total capital decreased 1,200 basis points to 22.2%, and gross homebuilding debt to total capital decreased 230 basis points to 49.6%.

•	Homebuilding cash and marketable securities totaled $1.8 billion, compared to $1.5 billion.
  Financial Services Operations:
•	Total financial services revenues, net of recourse and reinsurance expenses, increased to $16.7 million from $2.7 million.

•	Financial services pre-tax income was $1.0 million, compared to a pre-tax loss of $12.4 million.

•	Financial services debt increased by $33.3 million to $77.7 million.
  Consolidated Results:
•	Diluted earnings per share was $0.04, compared to net loss per share of $0.34.

•	Net income was $11.4 million, compared to net loss of $108.6 million.

•	Total equity decreased 3% to $2.59 billion, from $2.66 billion.

•	Net cash provided by operations was $207.8 million, compared to $160.9 million.
     Key financial results for the six months ended March 31, 2010, as compared to the same period of 2009, were as follows:
  Homebuilding Operations:
•	Homebuilding revenues increased 20% to $2.0 billion.

•	Homes closed increased 28% to 9,789 homes while the average selling price of those homes decreased 5% to $204,600.

•	Net sales orders increased 51% to 10,475 homes.

•	Home sales gross margins increased 300 basis points to 17.5%.

•	Inventory impairments and land option cost write-offs were $3.6 million, compared to $104.4 million.

•	Homebuilding SG&A expenses increased 1% to $257.1 million, but decreased as a percentage of homebuilding revenues by 240 basis points to 12.8%.

•	Homebuilding pre-tax income was $47.2 million, compared to a pre-tax loss of $149.0 million.
  Financial Services Operations:
•	Total financial services revenues, net of recourse and reinsurance expenses, increased to $39.9 million from $20.4 million.

•	Financial services pre-tax income was $7.6 million, compared to a pre-tax loss of $15.3 million.
  Consolidated Results:
•	Diluted earnings per share was $0.61, compared to net loss per share of $0.54.

•	Net income was $203.4 million, compared to net loss of $171.1 million.

•	Net cash provided by operations was $427.8 million, compared to $977.9 million.

RESULTS OF OPERATIONS — HOMEBUILDING
     The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and six months ended March 31, 2010 and 2009.

	Net Sales Orders (1)
	Three Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
East	673	289	133%	$155.8	$67.3	132%	$231,500	$232,900	(1)%
Midwest	336	300	12%	96.2	79.7	21%	286,300	265,700	8%
Southeast	1,300	716	82%	239.4	130.6	83%	184,200	182,400	1%
South Central	2,515	1,488	69%	436.1	256.8	70%	173,400	172,600	—%
Southwest	620	520	19%	106.8	87.2	22%	172,300	167,700	3%
West	994	847	17%	283.3	222.9	27%	285,000	263,200	8%

	6,438	4,160	55%	$1,317.6	$844.5	56%	$204,700	$203,000	1%

	Six Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
East	1,070	542	97%	$253.0	$123.6	105%	$236,400	$228,000	4%
Midwest	571	465	23%	161.9	124.5	30%	283,500	267,700	6%
Southeast	2,115	1,301	63%	393.0	233.6	68%	185,800	179,600	3%
South Central	3,987	2,474	61%	691.7	430.0	61%	173,500	173,800	—%
Southwest	1,049	872	20%	182.4	146.4	25%	173,900	167,900	4%
West	1,683	1,283	31%	485.7	353.9	37%	288,600	275,800	5%

	10,475	6,937	51%	$2,167.7	$1,412.0	54%	$206,900	$203,500	2%

	Sales Order Cancellations
	Three Months Ended March 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2010	2009	2010	2009	2010	2009
East	128	138	$29.4	$32.5	16%	32%
Midwest	67	53	18.1	14.2	17%	15%
Southeast	325	307	57.3	59.4	20%	30%
South Central	737	812	123.0	136.5	23%	35%
Southwest	227	212	38.5	39.1	27%	29%
West	191	279	54.5	82.3	16%	25%

	1,675	1,801	$320.8	$364.0	21%	30%

	Six Months Ended March 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2010	2009	2010	2009	2010	2009
East	247	247	$57.5	$61.1	19%	31%
Midwest	119	136	33.7	37.5	17%	23%
Southeast	600	606	103.7	118.9	22%	32%
South Central	1,343	1,484	221.9	249.0	25%	37%
Southwest	397	439	66.7	85.1	27%	33%
West	368	572	106.0	176.7	18%	31%

	3,074	3,484	$589.5	$728.3	23%	33%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders
     The value of net sales orders increased 56%, to $1,317.6 million (6,438 homes) for the three months ended March 31, 2010, from $844.5 million (4,160 homes) for the same period of 2009. The value of net sales orders increased 54%, to $2,167.7 million (10,475 homes) for the six months ended March 31, 2010, from $1,412.0 million (6,937 homes) for the same period of 2009. The number of net sales orders increased 55% and 51% for the three and six-month periods ended March 31, 2010, respectively. These results reflect significant improvement over the prior year and suggest the severe declines in our net sales orders experienced in recent years may be moderating. These results were impacted by increased levels of affordability resulting from lower home sales prices, recent declines in the number of new homes available for sale, a low mortgage interest rate environment, and the federal government’s monetary and fiscal policies and programs, including the homebuyer federal tax credit, which may have served to accelerate sales demand. The largest percentage increases in net sales orders during the three and six-month periods occurred in our East, Southeast and South Central regions resulting from new communities in the Carolinas, Florida and Texas, as well as lower cancellation rates achieved in all regions. Our sales volumes for the remainder of fiscal 2010 will depend on the strength of the overall economy, primarily employment levels, the impact of changes in federal government programs and policies on the homebuilding industry and our ability to successfully implement our operating strategies in each of our markets.
     In comparing the three and six-month periods ended March 31, 2010 to the same periods of 2009, the value of net sales orders increased significantly in all of our market regions. These increases were due to a significant increase in the number of homes sold in all regions, and to a lesser extent, small increases in the average selling price of those homes in most regions.
     The average price of our net sales orders in the three months ended March 31, 2010 was $204,700, an increase of 1% from the $203,000 average in the comparable period of 2009. The average price of our net sales orders in the six months ended March 31, 2010 was $206,900, an increase of 2% from the $203,500 average in the comparable period of 2009. We expect volatility in prices of our net sales orders for the remainder of fiscal 2010. We will continue our efforts to offer affordable product offerings to our target customer base and will seek to adjust our product mix, geographic mix and pricing within our homebuilding markets to meet market conditions.
     Our sales order cancellation rates (cancelled sales orders divided by gross sales orders for the period) during the three and six months ended March 31, 2010 were 21% and 23%, respectively, compared to 30% and 33% during the same periods of 2009. While this represents a substantial improvement from the comparable prior year periods, our ability to keep our cancellation rates near historical levels depends largely on the strength of the overall economy, as well as the impact of changes in federal government programs and policies on the homebuilding industry and our ability to successfully implement operating strategies in each of our markets. We anticipate that cancellation rates will continue to fluctuate significantly until there is a sustained recovery in market conditions.

	Sales Order Backlog
	As of March 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
East	651	368	77%	$148.5	$84.9	75%	$228,100	$230,700	(1)%
Midwest	370	324	14%	107.2	86.4	24%	289,700	266,700	9%
Southeast	1,273	743	71%	246.2	142.3	73%	193,400	191,500	1%
South Central	2,565	1,771	45%	449.3	313.8	43%	175,200	177,200	(1)%
Southwest	620	570	9%	105.9	99.3	7%	170,800	174,200	(2)%
West	835	805	4%	249.8	236.3	6%	299,200	293,500	2%

	6,314	4,581	38%	$1,306.9	$963.0	36%	$207,000	$210,200	(2)%

Sales Order Backlog
     Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations, which during the recent housing downturn have been substantial.

	Homes Closed and Home Sales Revenue
	Three Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
East	422	342	23%	$103.9	$81.1	28%	$246,200	$237,100	4%
Midwest	249	210	19%	71.1	57.9	23%	285,500	275,700	4%
Southeast	791	625	27%	144.0	120.6	19%	182,000	193,000	(6)%
South Central	1,637	1,278	28%	282.3	221.9	27%	172,400	173,600	(1)%
Southwest	395	422	(6)%	72.5	82.2	(12)%	183,500	194,800	(6)%
West	766	708	8%	221.0	207.0	7%	288,500	292,400	(1)%

	4,260	3,585	19%	$894.8	$770.7	16%	$210,000	$215,000	(2)%

	Six Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
East	978	661	48%	$231.1	$156.8	47%	$236,300	$237,200	—%
Midwest	590	469	26%	159.7	129.7	23%	270,700	276,500	(2)%
Southeast	1,811	1,341	35%	325.9	257.0	27%	180,000	191,600	(6)%
South Central	3,750	2,702	39%	640.0	475.6	35%	170,700	176,000	(3)%
Southwest	955	1,114	(14)%	167.8	217.7	(23)%	175,700	195,400	(10)%
West	1,705	1,366	25%	478.5	419.6	14%	280,600	307,200	(9)%

	9,789	7,653	28%	$2,003.0	$1,656.4	21%	$204,600	$216,400	(5)%

Home Sales Revenue
     Revenues from home sales increased 16%, to $894.8 million (4,260 homes closed) for the three months ended March 31, 2010, from $770.7 million (3,585 homes closed) for the comparable period of 2009. Revenues from home sales increased 21%, to $2,003.0 million (9,789 homes closed) for the six months ended March 31, 2010, from $1,656.4 million (7,653 homes closed) for the comparable period of 2009. The average selling price of homes closed during the three months ended March 31, 2010 was $210,000, down 2% from the $215,000 average for the same period of 2009. The average selling price of homes closed during the six months ended March 31, 2010 was $204,600, down 5% from the $216,400 average for the same period of 2009. During the three and six months ended March 31, 2010, home sales revenues increased in five of our six market regions, resulting from increases in the number of homes closed.
     The number of homes closed in the three and six months ended March 31, 2010 increased 19% and 28%, respectively, due to significant increases in five of our six market regions. The increase in home closings reflects the recent stabilization of certain market conditions and the impact of the first-time homebuyer’s federal tax credit which helped to stimulate demand for home closings during our first and second quarters. Unlike the other regions, the Southwest region had a decline in homes closed due to continued weak demand in the Phoenix market along with prior year efforts in that market to reduce completed homes inventory. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and amount of revenue we will generate.

Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Gross profit — Home sales	18.0%	13.3%	17.5%	14.5%
Gross profit — Land/lot sales	25.0%	6.5%	22.2%	16.7%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(0.3)%	(6.2)%	(0.2)%	(6.2)%
Gross profit — Total homebuilding	17.8%	7.1%	17.3%	8.3%
Selling, general and administrative expense	14.4%	16.4%	12.8%	15.2%
Interest expense	2.5%	3.0%	2.5%	2.9%
(Gain) on early retirement of debt, net	—%	(0.3)%	(0.1)%	(0.5)%
Other (income)	(0.4)%	(0.3)%	(0.2)%	(0.4)%
Income (loss) before income taxes	1.2%	(11.7)%	2.4%	(8.9)%
Home Sales Gross Profit
     Gross profit from home sales increased by 57%, to $161.1 million for the three months ended March 31, 2010, from $102.8 million for the comparable period of 2009. As a percentage of home sales revenues, gross profit from home sales increased 470 basis points, to 18.0%. Approximately 460 basis points of the increase in the home sales gross profit percentage was a result of the average cost of our homes declining by more than our average selling prices, caused largely by a reduction in our construction costs on homes closed during the current quarter. The reduction in construction costs primarily results from changes in product design, as well as cost reductions obtained from our suppliers and sub-contractors in prior periods. In addition, the increase in home sales gross profit is partially due to our efforts over the past eighteen months to acquire lot positions in new communities and construct and close houses from these new projects. Homes closed on these recently acquired finished lots are yielding higher gross profits than those on land and lots acquired in prior years. Approximately 80 basis points of the increase was due to a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues resulting from reductions in our interest and property taxes incurred and capitalized over the past year and more closings occurring on acquired finished lots, rather than internally developed lots. These increases were partially offset by a decrease of 70 basis points due to the change in estimated costs of warranty and construction defect claims as a percentage of home sales revenue.
     Gross profit from home sales increased by 46%, to $350.5 million for the six months ended March 31, 2010, from $240.0 million for the comparable period of 2009. As a percentage of home sales revenues, gross profit from home sales increased 300 basis points, to 17.5%. Generally, the factors impacting gross margin for the six-month period ended March 31, 2010 were similar to those discussed for the three-month period. Specifically, the improvement in our cost of homes as compared to average selling price contributed 280 basis points to the increase and the decrease in the amortization of capitalized interest and property taxes contributed 80 basis points. These increases were partially offset by a decrease of 60 basis points due to the change in estimated costs of warranty and construction defect claims as a percentage of home sales revenue.
     Future changes in gross profit percentages are impacted by the use of sales incentives and price adjustments to generate an adequate volume of home closings and are uncertain in the current housing market.

Land Sales Revenue and Gross Profit
     Land sales revenues decreased 57% to $2.0 million for the three months ended March 31, 2010, and 86% to $2.7 million for the six months ended March 31, 2010, from $4.6 million and $19.2 million, respectively, in the comparable periods of 2009. Of the $19.2 million of revenues in the first half of fiscal 2009, $10.2 million related to land sale transactions in the fourth quarter of fiscal 2008 for which recognition of the revenue had been deferred due to the terms of the sale. The gross profit percentage from land sales increased to 25.0% for the three months ended March 31, 2010, from 6.5% in the comparable period of the prior year, and to 22.2% for the six months ended March 31, 2010 from 16.7% in the prior year. The fluctuations in revenues and gross profit percentages from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we also sell residential lots or land parcels to manage our land and lot supply. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales fluctuate from period to period. As of March 31, 2010, we had $6.0 million of land held for sale which we expect to sell in the next twelve months.

		Inventory Impairments and Land Option Cost Write-offs
	Three Months Ended March 31,
	2010			2009
		Land Option
	Inventory	Cost Write-offs		Inventory	Land Option
	Impairments	(Recoveries)	Total	Impairments	Cost Write-offs	Total
			(In millions)
East	$2.0	$(0.4)	$1.6	$1.4	$—	$1.4
Midwest	—	—	—	9.3	—	9.3
Southeast	0.3	0.1	0.4	2.2	0.1	2.3
South Central	—	0.2	0.2	2.3	—	2.3
Southwest	—	—	—	5.8	3.0	8.8
West	—	0.2	0.2	24.0	—	24.0

	$2.3	$0.1	$2.4	$45.0	$3.1	$48.1

	Six Months Ended March 31,
	2010			2009
		Land Option			Land Option
	Inventory	Cost Write-offs		Inventory	Cost Write-offs
	Impairments	(Recoveries)	Total	Impairments	(Recoveries)	Total
			(In millions)
East	$2.0	$(0.4)	$1.6	$5.6	$(0.1)	$5.5
Midwest	—	—	—	13.1	—	13.1
Southeast	1.6	—	1.6	6.0	—	6.0
South Central	0.2	0.2	0.4	2.2	1.8	4.0
Southwest	0.3	—	0.3	7.8	3.1	10.9
West	—	(0.3)	(0.3)	65.4	(0.5)	64.9

	$4.1	$(0.5)	$3.6	$100.1	$4.3	$104.4

	Carrying Values of Potentially Impaired and Impaired Communities
	at March 31, 2010
		Inventory with		Analysis of Communities with Impairment Charges
		Impairment Indicators		Recorded at March 31, 2010
					Inventory
	Total				Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
			(Values in millions)
East	164	16	$76.1	1	$6.7	$4.7
Midwest	57	12	152.4	—	—	—
Southeast	248	16	57.6	1	1.8	1.5
South Central	300	17	49.7	—	—	—
Southwest	99	14	49.2	—	—	—
West	170	19	148.8	—	—	—

	1,038	94	$533.8	2	$8.5	$6.2

		Carrying Values of Potentially Impaired and Impaired Communities
	at September 30, 2009
		Inventory with		Analysis of Communities with Impairment Charges
		Impairment Indicators		Recorded at September 30, 2009
					Inventory
	Total				Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
			(Values in millions)
East	129	17	$157.8	4	$85.1	$45.9
Midwest	50	19	143.0	7	47.8	32.8
Southeast	205	27	97.5	15	40.9	29.8
South Central	279	31	106.2	4	17.7	14.2
Southwest	84	21	104.3	8	53.0	36.2
West	152	46	354.3	20	176.8	87.5

	899	161	$963.1	58	$421.3	$246.4

(1)	A community may consist of land held for development, residential land and lots developed and under development, and construction in progress and finished homes. A particular community often includes inventory in more than one category. Further, a community may contain multiple parcels with varying product types (e.g. entry level and move-up single family detached, as well as attached product types). Some communities have no homes under construction, finished homes, or current home sales efforts or activity.
Inventory Impairments and Land Option Cost Write-offs
     At March 31, 2010, the assumptions utilized in our quarterly impairment evaluation reflected the stabilizing conditions experienced in many of our markets as indicated by the improvements in our operating results for the three months ended March 31, 2010, as well as our expectation of continued challenging conditions in the homebuilding industry and in our markets. Our gross profit from home sales during the second quarter of fiscal 2010 improved by 550 basis points and 490 basis points compared to the fourth quarter and full year of fiscal 2009, respectively, which were periods in which significant impairment charges were recorded. Additionally, during the current year three and six-month periods, our net sales orders increased 55% and 51%, respectively, from the same periods a year ago. These improvements in performance directly impacted the level of our impairment charges during the three months ended March 31, 2010. As we continue to analyze the strength of the economy (measured largely in terms of job growth), the homebuilding industry, and our operating performance during fiscal 2010, which may be negatively impacted by the scheduled expiration of the federal homebuyer tax credit, the level of impairments in future quarters may increase.

     Our impairment evaluation indicated communities with a combined carrying value of $533.8 million as of March 31, 2010, had indicators of potential impairment and these communities were evaluated for impairment. The analysis of the large majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that we do not intend to develop or operate in current market conditions, slight increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, we estimated the remaining lives of these communities to range from six months to in excess of ten years. In performing this analysis, we utilized a range of discount rates for communities of 14% to 20%, which is consistent with the rates used in fiscal 2009. Through this evaluation process, we determined that communities with a carrying value of $8.5 million as of March 31, 2010, were impaired. As a result, during the three months ended March 31, 2010, we recorded impairment charges of $2.3 million to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $45.0 million in the same period of the prior year. In the three months ended March 31, 2010, approximately 81% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 19% of the charges were recorded to construction in progress and finished homes inventory, compared to 75% and 25%, respectively, in the same period of 2009. In the six months ended March 31, 2010, approximately 74% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 26% of the charges were recorded to construction in progress and finished homes inventory, compared to 68% and 32%, respectively, in the same period of 2009.
     Of the remaining $525.3 million carrying value of communities with impairment indicators which were determined not to be impaired at March 31, 2010, the largest concentrations were in Illinois (23%), California (17%), Florida (10%), Texas (9%), Arizona (9%) and Hawaii (8%). It is possible that our estimate of undiscounted cash flows from these communities may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to construct the homes. The pricing and incentive levels are often inter-related with sales pace within a community such that a price reduction can be expected to increase the sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new homes and existing homes, which may result from foreclosures. If conditions in the broader economy, homebuilding industry or specific markets in which we operate worsen, which could be triggered by withdrawal of government support, and as we re-evaluate specific community pricing and incentives, construction and development plans, and our overall land sale strategies, we may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges.
     During the three-month periods ended March 31, 2010 and 2009, we wrote off $0.1 million and $3.1 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts which are not expected to be acquired. During the six-month periods ended March 31, 2010 and 2009, we recovered $0.5 million and wrote off $4.3 million, respectively, of such deposits and costs. At March 31, 2010, outstanding earnest money deposits and pre-acquisition costs associated with our portfolio of land and lot option purchase contracts totaled $8.7 million and $7.1 million, respectively.
     In the three and six-month periods ended March 31, 2010, inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 30 basis points and 20 basis points, respectively, compared to 620 basis points in the same periods of 2009.
Selling, General and Administrative (SG&A) Expense
     SG&A expense from homebuilding activities increased by 1% to $128.7 million in the three months ended March 31, 2010, and 1% to $257.1 million in the six months ended March 31, 2010, from the comparable periods of 2009. As a percentage of homebuilding revenues, SG&A expense decreased 200 basis points, to 14.4% and 240 basis points, to 12.8% in the three and six-month periods ended March 31, 2010, respectively, from 16.4% and 15.2% in the comparable periods of 2009. The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 55% and 56% of SG&A costs in the three and six-month periods ended March 31, 2010, respectively, and 55% in the comparable periods of fiscal 2009. These costs increased by 1%, to $70.3 million in the three months ended March 31, 2010 and decreased by less than 1%, to $142.7 million in the six months ended March 31, 2010, from the comparable periods of 2009. Our homebuilding operations employed approximately 2,500 and 2,350 employees at March 31, 2010 and 2009, respectively.
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
Interest Incurred
     We capitalize homebuilding interest costs to inventory during active development and construction. Due to the decrease in the size of our operations, our inventory under active development and construction has been lower than our debt level; therefore, a portion of our interest incurred must be expensed. We expensed $22.7 million and $49.6 million of interest incurred during the three and six-month periods ended March 31, 2010, compared to $23.1 million and $48.7 million in the same periods of 2009.
     Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, was 3.5% of total home and land/lot cost of sales in both the three and six-month periods ended March 31, 2010, compared to 4.1% in the same periods of 2009. Interest incurred is related to the average level of our homebuilding debt outstanding during the period. Comparing the three and six months ended March 31, 2010 with the same periods of 2009, interest incurred related to homebuilding debt decreased 9% to $45.8 million, and 11% to $95.6 million due to decreases of 12% in our average homebuilding debt in both periods.
Gain on Early Retirement of Debt
     During the six months ended March 31, 2010, in addition to repaying maturing senior notes, we repurchased a total of $312.6 million principal amount of various issues of our senior notes prior to their maturity. These notes were repurchased primarily through unsolicited transactions for an aggregate purchase price of $307.5 million, plus accrued interest. We recognized a gain of $3.6 million related to these repurchases, which represents the difference between the principal amount of the notes and the aggregate purchase price, less any unamortized discounts and fees. Partially offsetting this gain was a loss of $2.0 million for the call premium and write-off of unamortized fees related to the early redemption of the 5.875% senior notes due 2013, resulting in a net gain of $1.6 million.
     During the six months ended March 31, 2009, in addition to repaying maturing senior notes, we repurchased a total of $220.5 million principal amount of various issues of our senior notes prior to their maturity. These notes were repurchased primarily through unsolicited transactions for an aggregate purchase price of $211.6 million, plus accrued interest. We recognized a gain of $8.4 million related to these repurchases, which represents the difference between the principal amount of the notes and the aggregate purchase price, less any unamortized discounts and fees. During the three months ended March 31, 2009, we recognized a net gain of $2.2 million related to senior note repurchases.
Other Income
     Other income, net of other expenses, associated with homebuilding activities was $3.3 million and $4.8 million in the three and six months ended March 31, 2010, respectively, compared to $2.2 million and $6.4 million in the same periods of 2009. The largest component of other income in all four periods was interest income.

Homebuilding Results by Reporting Region

	Three Months Ended March 31,
	2010			2009
		Homebuilding			Homebuilding
		Income (Loss)	% of		Income (Loss)	% of
	Homebuilding	Before	Region	Homebuilding	Before	Region
	Revenues	Income Taxes (1)	Revenues	Revenues	Income Taxes (1)	Revenues
			(In millions)
East	$103.9	$(4.3)	(4.1)%	$81.0	$(5.8)	(7.2)%
Midwest	71.2	(4.4)	(6.2)%	61.7	(21.2)	(34.4)%
Southeast	145.5	(2.8)	(1.9)%	120.6	(12.4)	(10.3)%
South Central	282.7	16.2	5.7%	221.9	1.3	0.6%
Southwest	72.5	0.3	0.4%	82.7	(12.2)	(14.8)%
West	221.0	6.1	2.8%	207.4	(40.3)	(19.4)%

	$896.8	$11.1	1.2%	$775.3	$(90.6)	(11.7)%

	Six Months Ended March 31,
	2010			2009
		Homebuilding			Homebuilding
		Income (Loss)	% of		Income (Loss)	% of
	Homebuilding	Before	Region	Homebuilding	Before	Region
	Revenues	Income Taxes (1)	Revenues	Revenues	Income Taxes (1)	Revenues
			(In millions)
East	$231.2	$(2.3)	(1.0)%	$156.9	$(16.7)	(10.6)%
Midwest	159.9	(4.8)	(3.0)%	133.4	(32.8)	(24.6)%
Southeast	327.8	(1.8)	(0.5)%	267.7	(17.5)	(6.5)%
South Central	640.5	41.6	6.5%	476.9	13.1	2.7%
Southwest	167.8	5.0	3.0%	220.3	(9.2)	(4.2)%
West	478.5	9.5	2.0%	420.4	(85.9)	(20.4)%

	$2,005.7	$47.2	2.4%	$1,675.6	$(149.0)	(8.9)%

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating our corporate office.
     East Region — Homebuilding revenues increased 28% and 47% in the three and six months ended March 31, 2010, respectively, from the comparable periods of 2009, primarily due to increases in the number of homes closed, with the largest increases occurring in our New Jersey and Carolina markets. The region reported losses before income taxes of $4.3 million and $2.3 million in the three and six months ended March 31, 2010, compared to losses of $5.8 million and $16.7 million for the same periods of 2009. The results were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $1.6 million in both the three and six months ended March 31, 2010, and $1.4 million and $5.5 million, respectively, in the comparable periods of 2009. The region’s gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased 50 basis points and 210 basis points in the three and six months ended March 31, 2010, respectively, compared to the same periods of 2009. These increases were a result of a slight increase in the average selling prices of our homes during the three-month period combined with a reduction in the construction costs of these homes. In the current year three and six-month periods, the reduction in the region’s SG&A as a percentage of homebuilding revenues contributed 180 basis points and 450 basis points, respectively, to the region’s improvement in losses before income taxes as a percentage of homebuilding revenues, as our additional closing volume helped leverage these SG&A expenses.

     Midwest Region — Homebuilding revenues increased 15% and 20% in the three and six months ended March 31, 2010, respectively, from the comparable periods of 2009, primarily due to increases in the number of homes closed, with the largest increase occurring in our Denver market. The region reported losses before income taxes of $4.4 million and $4.8 million in the three and six months ended March 31, 2010, respectively, compared to losses of $21.2 million and $32.8 million for the same periods of 2009. The losses in 2009 were due in part to inventory impairment charges totaling $9.3 million and $13.1 million in the three and six months ended March 31, 2009, respectively. The region’s home sales gross profit percentage increased 760 basis points and 730 basis points in the three and six months ended March 31, 2010, respectively, compared to the same periods of 2009. The increases were a result of higher margins in all of our markets, lead by the Chicago market, as well as lower warranty costs on previously closed homes in our Denver market and the effects of prior inventory impairments on homes closed during the current year periods. In the current year three and six-month periods, the reduction in the region’s SG&A as a percentage of homebuilding revenues contributed 440 basis points and 420 basis points, respectively, to the region’s improvement in losses before income taxes as a percentage of homebuilding revenues.
     Southeast Region — Homebuilding revenues increased 21% and 22% in the three and six months ended March 31, 2010, respectively, from the comparable periods of 2009, primarily due to increases in the number of homes closed, with the largest increases occurring in our Central Florida and Atlanta markets. The region reported losses before income taxes of $2.8 million and $1.8 million in the three and six months ended March 31, 2010, respectively, compared to losses of $12.4 million and $17.5 million for the same periods of 2009. The results were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $0.4 million and $1.6 million in the three and six months ended March 31, 2010, respectively, and $2.3 million and $6.0 million in the comparable periods of 2009. The region’s home sales gross profit percentage increased 480 basis points and 330 basis points in the three and six months ended March 31, 2010, respectively, compared to the same periods of 2009. The increases were a result of higher margins on homes closed in the majority of our markets, led by the South Florida market. The increases in homes sales gross profit percentage were a result of construction costs declining at a faster rate than the decline in average selling price on homes closed during the three and six months ended March 31, 2010. In addition, the increase in home sales gross profit is partially due to our efforts over the past eighteen months to acquire lot positions in new communities and construct and close houses from these new projects. Homes closed on these recently acquired finished lots are yielding higher gross profits than those on land and lots acquired in prior years. In the current year three and six-month periods, the reduction in the region’s SG&A as a percentage of homebuilding revenues contributed 180 basis points and 120 basis points, respectively, to the region’s improvement in losses before income taxes as a percentage of homebuilding revenues.
     South Central Region — Homebuilding revenues increased 27% and 34% in the three and six months ended March 31, 2010, respectively, from the comparable period of 2009, primarily due to increases in the number of homes closed, with the largest increases occurring in our Austin and Dallas/Fort Worth markets. The region reported income before income taxes of $16.2 million and $41.6 million in the three and six months ended March 31, 2010, respectively, compared to $1.3 million and $13.1 million for the same periods of 2009. The improvement was due in large part to the increase in revenue, combined with the region’s home sales gross profit percentage increasing 430 basis points and 290 basis points in the three and six months ended March 31, 2010, respectively, compared to the same periods of 2009 due to higher margins on homes closed in the majority of our markets. These higher margins were primarily attributable to reductions in construction costs of our homes. Additionally, a decrease in inventory impairment charges and earnest money and pre-acquisition cost write-offs, which were $0.2 million and $0.4 million in the three and six months ended March 31, 2010, respectively, compared to $2.3 million and $4.0 million in the same periods of 2009, contributed to the region’s increase in income before income taxes.
     Southwest Region — Homebuilding revenues decreased 12% and 24% in the three and six months ended March 31, 2010, respectively, from the comparable periods of 2009, due to decreases in the number of homes closed and in the average selling price of those homes. The decreases in revenues and homes closed were due to continuing weakness in the Phoenix market. The region reported income before income taxes of $0.3 million and $5.0 million in the three and six months ended March 31, 2010, respectively, compared to losses of $12.2 million and $9.2 million for the same periods of 2009. The losses in 2009 were due in large part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $8.8 million and $10.9 million in the three and six months ended March 31, 2009, respectively. The region’s home sales gross profit percentage increased 260 basis points and 210 basis points in the three and six months ended March 31, 2010, respectively, compared to the same periods of 2009. The increases were a result of the average cost of our homes declining by more than the average selling prices. The primary cause of the cost decline was a reduction in construction costs of our homes on homes closed during the three and six months ended March 31, 2010, with a lesser impact coming from the effects of prior inventory impairments on homes closed during the current year periods. In addition, the increase in home sales gross profit is partially due to our recent efforts to acquire lot positions in new communities and construct and close houses from these projects.
     West Region — Homebuilding revenues increased 7% and 14% in the three and six months ended March 31, 2010, respectively, from the comparable periods of 2009, due to increases in the number of homes closed which were partially offset by decreases in the average selling price of those homes. The largest increases in homes closed occurred in our Seattle and Southern California markets. The region reported income before income taxes of $6.1 million and $9.5 million in the three and six months ended March 31, 2010, respectively, compared to losses of $40.3 million and $85.9 million for the same periods of 2009. The losses in 2009 were due in large part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $24.0 million and $64.9 million in the three and six months ended March 31, 2009, respectively. The region’s home sales gross profit percentage increased 660 basis points and 240 basis points in the three and six months ended March 31, 2010, respectively, compared to the same periods of 2009. The increases were a result of higher margins on homes closed in the majority of our markets driven in large part by reductions in construction costs of our homes. In the current year three and six-month periods, the reduction in the region’s SG&A as a percentage of homebuilding revenues contributed 340 basis points and 440 basis points, respectively, to the region’s improvement in income before income taxes as a percentage of homebuilding revenues as a result of absolute reductions in SG&A expenses, as well as the additional revenue providing more leverage against these costs.

LAND AND LOT POSITION AND HOMES IN INVENTORY
     The following is a summary of our land and lot position and homes in inventory at March 31, 2010 and September 30, 2009:

	As of March 31, 2010				As of September 30, 2009
		Lots				Lots
		Controlled				Controlled
		Under Lot	Total			Under Lot	Total
		Option and	Land/Lots	Homes		Option and	Land/Lots	Homes
	Land/Lots	Similar	Owned and	in	Land/Lots	Similar	Owned and	in
	Owned	Contracts (1)	Controlled	Inventory	Owned	Contracts (1)	Controlled	Inventory
East	10,500	3,500	14,000	1,600	11,000	2,000	13,000	1,400
Midwest	6,000	500	6,500	900	6,500	500	7,000	800
Southeast	22,500	7,000	29,500	3,000	21,000	5,000	26,000	2,200
South Central	21,500	8,000	29,500	5,000	22,500	9,000	31,500	4,400
Southwest	6,000	1,000	7,000	1,300	6,000	1,000	7,000	1,100
West	22,000	2,000	24,000	2,100	22,500	2,000	24,500	1,700

	88,500	22,000	110,500	13,900	89,500	19,500	109,000	11,600

	80%	20%	100%		82%	18%	100%

(1)	Excludes approximately 6,500 and 7,000 lots at March 31, 2010 and September 30, 2009, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, and have reserved the deposits related to these contracts but the underlying contract has not yet been terminated.
     At March 31, 2010, we owned or controlled approximately 110,500 lots, compared to approximately 109,000 lots at September 30, 2009. Of the 110,500 total lots, we controlled approximately 22,000 lots (20%), with a total remaining purchase price of approximately $742.2 million, through land and lot option purchase contracts with a total of $8.7 million in earnest money deposits. At March 31, 2010, approximately 21,000 of our owned lots were finished.
     We had a total of approximately 13,900 homes in inventory, including approximately 1,200 model homes at March 31, 2010, compared to approximately 11,600 homes in inventory, including approximately 1,100 model homes at September 30, 2009. Of our total homes in inventory, approximately 7,300 and 5,800 were unsold at March 31, 2010 and September 30, 2009, respectively. At March 31, 2010, approximately 2,900 of our unsold homes were completed, of which approximately 600 homes had been completed for more than six months. At September 30, 2009, approximately 2,200 of our unsold homes were completed, of which approximately 800 homes had been completed for more than six months.
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

RESULTS OF OPERATIONS — FINANCIAL SERVICES
     The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and six-month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,			Six Months Ended March 31,
	2010	2009	% Change	2010	2009	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	2,602	2,463	6%	5,987	5,095	18%
Number of homes closed by D.R. Horton	4,260	3,585	19%	9,789	7,653	28%
DHI Mortgage capture rate	61%	69%		61%	67%

Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	2,611	2,485	5%	6,025	5,143	17%
Total number of loans originated or brokered by DHI Mortgage	2,825	3,251	(13)%	6,603	6,244	6%
Captive business percentage	92%	76%		91%	82%

Loans sold by DHI Mortgage to third parties	2,483	3,363	(26)%	6,466	7,006	(8)%

	Three Months Ended March 31,			Six Months Ended March 31,
	2010	2009	% Change	2010	2009	% Change
			(In millions)
Loan origination fees	$3.6	$3.8	(5)%	$8.2	$9.8	(16)%
Sale of servicing rights and gains from sale of mortgages	13.0	12.2	7%	27.6	23.1	19%
Recourse expense	(5.7)	(16.1)	(65)%	(8.6)	(19.7)	(56)%

Sale of servicing rights and gains from sale of mortgages, net	7.3	(3.9)	287%	19.0	3.4	459%
Other revenues	1.3	1.8	(28)%	3.3	4.4	(25)%
Reinsurance expense	—	(3.1)	(100)%	(0.8)	(5.7)	(86)%

Other revenues, net	1.3	(1.3)	200%	2.5	(1.3)	292%

Total mortgage operations revenues	12.2	(1.4)	971%	29.7	11.9	150%
Title policy premiums, net	4.5	4.1	10%	10.2	8.5	20%

Total revenues	16.7	2.7	519%	39.9	20.4	96%
General and administrative expense	17.4	17.2	1%	36.0	40.4	(11)%
Interest expense	0.2	0.3	(33)%	0.7	1.0	(30)%
Interest and other (income)	(1.9)	(2.4)	(21)%	(4.4)	(5.7)	(23)%

Income (loss) before income taxes	$1.0	$(12.4)	108%	$7.6	$(15.3)	150%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues (1)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Recourse and reinsurance expense	25.4%	87.7%	19.1%	55.5%
General and administrative expense	77.7%	78.5%	73.0%	88.2%
Interest expense	0.9%	1.4%	1.4%	2.2%
Interest and other (income)	(8.5)%	(11.0)%	(8.9)%	(12.4)%
Income (loss) before income taxes	4.5%	(56.6)%	15.4%	(33.4)%

(1)	Excludes the effects of recourse and reinsurance charges on financial services revenues

Mortgage Loan Activity
     In the three and six-month periods ended March 31, 2010, total first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 6% and 18%, respectively. The percentage increases in loans originated was lower than the percentage increases in the number of homes closed by our homebuilding operations during the same periods due to decreases in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing).
     Home closings from our homebuilding operations constituted 92% and 91% of DHI Mortgage loan originations in the three and six-month periods ended March 31, 2010, respectively, compared to 76% and 82% in the comparable periods of 2009. These consistently high rates reflect DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations. The relatively lower captive percentages in the prior year periods were reflective of increased refinancing activity as existing homeowners took advantage of the decline in mortgage interest rates.
     The number of loans sold to third-party purchasers decreased by 26% and 8% in the three and six months ended March 31, 2010, respectively, from the comparable periods of 2009. Loans are typically sold within 30 days of origination. Fluctuations in the volume of loans sold for a given period may not correspond to the change in loan origination volume because of the timing of loan sales, which for any quarter generally represents the loans originated in the last month of the prior quarter plus the first two months of the current quarter. Virtually all of the mortgage loans originated during the six months ended March 31, 2010 and mortgage loans held for sale on March 31, 2010 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (GNMA).
Financial Services Revenues and Expenses
     Loan origination fees decreased 5% and 16%, to $3.6 million and $8.2 million in the three and six months ended March 31, 2010, from $3.8 million and $9.8 million in the comparable periods of 2009. The decrease in loan origination fees during the six-month period relates to the adoption of the FASB’s authoritative guidance for fair value measurements of certain financial instruments on October 1, 2008. The authoritative guidance required net origination costs and fees associated with mortgage loans to be recognized at origination and no longer deferred until the time of sale. Therefore, during the three months ended December 31, 2008, we recognized $2.4 million of loan origination fees and $5.0 million of general and administrative (G&A) costs related to prior period loan originations. Revenues from the sale of servicing rights and gains from sale of mortgages increased 7% and 19%, to $13.0 million and $27.6 million in the three and six months ended March 31, 2010, from $12.2 million and $23.1 million in the comparable periods of 2009. Although the volume of loans sold decreased in the three and six-month periods ended March 31, 2010 compared to the prior year periods, revenues from the sale of servicing rights and gains from sale of mortgages increased due to the fair value adjustments on our written loan commitments and an increase in pricing on our loan sales from the prior year period. Charges related to recourse obligations were $5.7 million and $8.6 million in the three and six-month periods ended March 31, 2010, respectively, compared to $16.1 million and $19.7 million in the same periods of 2009. The calculation of our required repurchase loss reserve is based upon an analysis of repurchase requests received, our actual repurchases and losses through the disposition of such loans, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, if actual repurchases or if the losses incurred resolving those repurchases exceed our expectations, additional recourse expense may be incurred. Also, a subsidiary of ours reinsured a portion of private mortgage insurance written on loans originated by DHI Mortgage in prior years. Charges to increase reserves for expected losses on the reinsured loans were $0 and $0.8 million in the three and six-month periods ended March 31, 2010, compared to $3.1 million and $5.7 million in the same periods of 2009.
     G&A expense associated with financial services increased 1% and decreased 11%, to $17.4 million and $36.0 million in the three and six months ended March 31, 2010, respectively, from the comparable periods of 2009. The largest component of our financial services G&A expense is employee compensation and related costs, which represented 78% and 77% of G&A costs in the three and six-month periods of fiscal 2010, respectively, compared to 72% and 75% in the same periods of fiscal 2009. These costs increased 10%, to $13.6 million and decreased 8%, to $27.9 million in the three and six months ended March 31, 2010, respectively, compared to the respective prior year periods. The increase in the current quarter was due to the increase in financial services employees to 650 at March 31, 2010, from 550 at March 31, 2009. The decrease in the six-month period was due to the $5.0 million of compensation expense related to prior period loan originations recognized during the three months ended December 31, 2008 as a result of the adoption of the FASB’s authoritative guidance for fair value measurements of certain financial instruments. The decrease was partially offset by the increase in financial services employees.
     As a percentage of financial services revenues, excluding the effects of recourse and reinsurance expense, G&A expense in the three and six-month periods ended March 31, 2010 decreased to 77.7% and 73.0%, respectively, from 78.5% and 88.2% in the comparable periods of 2009. The decrease in the six-month period was primarily due to the recognition of $5.0 million of G&A costs related to prior period loan originations during the three months ended December 31, 2008 as a result of the adoption of the FASB’s authoritative guidance for fair value measurements of certain financial instruments. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur as some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.
RESULTS OF OPERATIONS — CONSOLIDATED
Income (Loss) before Income Taxes
     Income before income taxes for the three months ended March 31, 2010 was $12.1 million, compared to a loss before income taxes of $103.0 million for the same period of 2009. Income before income taxes for the six months ended March 31, 2010 was $54.8 million, compared to a loss before income taxes of $164.3 million for the same period of 2009. The difference in our operating results for the three and six months ended March 31, 2010 compared to a year ago is primarily due to the higher volume of homes closed which resulted in higher revenues, a higher gross profit from home sales revenues and lower inventory impairment charges.
Income Taxes
     The provision for and benefit from income taxes for the three and six months ended March 31, 2010 was $0.7 million and $148.6 million, respectively, compared to a provision for income taxes of $5.6 million and $6.8 million in the comparable periods of the prior year. The benefit from income taxes for the six months ended March 31, 2010 consists of a benefit of $198.8 million from a change in federal tax law which expanded the number of years we can carry back net operating losses, offset by a provision for income taxes of $1.6 million for state income taxes and an increase for unrecognized tax benefits of $48.6 million. We do not have meaningful effective tax rates for the six-month period ended March 31, 2010 and the comparable period of the prior year because of losses from operations before taxes in the prior year, the impact of valuation allowances on our net deferred tax assets and the change in tax law in the current year.
     On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and amended Section 172 of the Internal Revenue Code. This tax law change allows a net operating loss realized in one of our fiscal 2008, 2009 or 2010 years to be carried back up to five years (previously limited to a two-year carryback). We have elected to carry back our fiscal 2009 net operating loss. This resulted in a benefit from income taxes of $198.8 million during the six-month period ended March 31, 2010.
     We had income taxes receivable of $29.4 million and $293.1 million at March 31, 2010 and September 30, 2009, respectively. During the six months ended March 31, 2010, we received income tax refunds totaling $465.4 million which resulted from tax losses generated in fiscal 2008 and 2009. Of this total, $352.4 million was received in the three months ended March 31, 2010. The income taxes receivable at March 31, 2010 relate to additional federal and state income tax refunds we expect to receive.
     At March 31, 2010 and September 30, 2009, we had net deferred income tax assets of $894.1 million and $1,073.9 million, respectively, offset by valuation allowances of $894.1 million and $1,073.9 million, respectively. Tax benefits for state net operating loss carryforwards of $81.4 million that expire (beginning at various times depending on the tax jurisdiction) from fiscal 2013 to fiscal 2029 are included in the amounts. We assess, on a quarterly basis, the realizability of our deferred tax assets and record a valuation allowance sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws also affect actual tax results and the valuation of deferred tax assets over time.

     The total amount of unrecognized tax benefits (which includes interest, penalties, and the tax benefit relating to the deductibility of interest and state income taxes) was $72.6 million and $24.0 million as of March 31, 2010 and September 30, 2009, respectively. The increase resulted from our election to carryback our fiscal 2009 net operating loss to fiscal 2004 and 2005, thereby fully utilizing the net operating loss which existed at September 30, 2009. It is reasonably possible that, within the next 12 months, the amount of unrecognized tax benefits may decrease as much as $49.7 million as a result of a ruling request filed by us with the Internal Revenue Service (IRS) concerning capitalization of inventory costs. If the IRS rules favorably on the ruling request, our unrecognized tax benefits would be reduced, resulting in a benefit from income taxes in our consolidated statement of operations. We classify interest and penalties on income taxes as income tax expense.
     We are subject to federal income tax and to income tax in multiple states. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2004 through 2010. We are currently being audited by various states.
CAPITAL RESOURCES AND LIQUIDITY
     We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt securities. In light of the challenging homebuilding market conditions experienced over the past few years, we have been operating with a primary focus to generate cash flows through reductions in assets and tax refunds. The generation of cash flow has allowed us to increase our liquidity and strengthen our balance sheet and has placed us in a position to be able to invest in market opportunities as they arise. We do not expect to generate as much cash from asset reductions in fiscal 2010 as we have in the past three fiscal years. Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash balances to increase our assets. We intend to maintain adequate liquidity and balance sheet strength, and we will continue to evaluate opportunities to access the capital markets as they become available.
     At March 31, 2010, our ratio of net homebuilding debt to total capital was 22.2%, compared to 34.2% at March 31, 2009 and 32.5% at September 30, 2009. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash and marketable securities divided by total capital net of cash and marketable securities (homebuilding notes payable net of cash and marketable securities plus stockholders’ equity). The decrease in our ratio of net homebuilding debt to total capital at March 31, 2010 as compared to the ratio a year earlier was primarily due to our higher cash and marketable securities balances at March 31, 2010, as well as our lower debt balance, which resulted from redemptions and repurchases of senior notes, and to a lesser extent, the issuance of our convertible senior notes in May 2009. As compared to the ratio at September 30, 2009, the decrease in our ratio was primarily due to our lower debt balance at March 31, 2010, collection of income tax receivables and net income for the period. Our ratio of net homebuilding debt to total capital remains well within our target operating range of below 45%. We believe that our strong balance sheet and liquidity position will allow us to be flexible in reacting to changing market conditions. However, future period-end net homebuilding debt to total capital ratios may be higher than the 22.2% ratio achieved at March 31, 2010.
     We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its obligation under its repurchase agreement is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include homebuilding cash and marketable securities as a reduction of our homebuilding debt and total capital. For comparison to our ratios of net homebuilding debt to capital above, at March 31, 2010 and 2009, and at September 30, 2009, our ratios of homebuilding debt to total capital, without netting cash and marketable securities balances, were 49.6%, 51.9% and 56.2%, respectively.
     We believe that we will be able to fund our working capital needs for our homebuilding and financial services operations, as well as our debt obligations, through existing cash resources and the cash flows we currently expect to generate in the near term, our mortgage repurchase facility and, for the longer term, the issuance of new debt or equity securities through the public capital markets as market conditions may permit.
Homebuilding Capital Resources
     Cash and Cash Equivalents — At March 31, 2010, we had available homebuilding cash and cash equivalents of $1.6 billion.

     Marketable Securities — At March 31, 2010, we had marketable securities of $198.7 million. Our marketable securities consist of U.S. Treasury securities, government agency securities, foreign government securities, corporate debt securities, and certificates of deposit.
     Secured Letter of Credit Agreements — Concurrent with the termination of our revolving credit facility in May 2009, we entered into secured letter of credit agreements with the three banks that had issued letters of credit under the facility. The effect of these agreements was to remove the outstanding letters of credit from the facility, which required us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At March 31, 2010 and September 30, 2009, the amount of cash restricted for this purpose totaled $48.6 million and $53.3 million, respectively, and is included in homebuilding restricted cash on our consolidated balance sheets.
     Public Unsecured Debt — The indentures governing our senior notes and senior subordinated notes impose restrictions on the creation of secured debt and liens. At March 31, 2010, we were in compliance with all of the limitations and restrictions that form a part of the public debt obligations.
     Shelf Registration Statements — We have an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities which we may issue from time to time in amounts to be determined.
Financial Services Capital Resources
     Cash and Cash Equivalents — At March 31, 2010, the amount of financial services cash and cash equivalents was $26.8 million.
     Mortgage Repurchase Facility — Our mortgage subsidiary entered into a mortgage sale and repurchase agreement (the “mortgage repurchase facility”) on March 28, 2008. The mortgage repurchase facility, which is accounted for as a secured financing, provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparty against the transfer of funds by the counterparty, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. On March 4, 2010, through an amendment to the repurchase agreement, the capacity of the facility was increased from $100 million to $150 million, with a provision allowing an increase in the capacity to $175 million during the last five business days of a fiscal quarter and the first seven business days of the following fiscal quarter. Additionally, the amendment extended the maturity date of the facility to March 4, 2011.
     As of March 31, 2010, $225.2 million of mortgage loans held for sale were pledged under the repurchase arrangement. These mortgage loans had a collateral value of $209.3 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $131.6 million, DHI Mortgage had an obligation of $77.7 million outstanding under the mortgage repurchase facility at March 31, 2010 at a 3.8% interest rate.
     The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At March 31, 2010, our mortgage subsidiary was in compliance with all of the conditions and covenants of the mortgage repurchase facility.
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

Operating Cash Flow Activities
     For the six months ended March 31, 2010, net cash provided by our operating activities was $427.8 million compared to $977.9 million during the comparable period of the prior year. During the six-month period ended March 31, 2010, a significant portion of the net cash provided by our operating activities was due to federal income tax refunds. Also, contributing to operating cash flows was the profit we generated during the current period. The net cash provided by our operating activities during the past three fiscal years has resulted in substantial liquidity and allows the flexibility to determine the appropriate operating strategy for each of our communities and to take advantage of opportunities in the market. While we have substantially slowed our purchases of undeveloped land and our development spending on land we own, we are purchasing or contracting to purchase finished lots in many markets in an attempt to improve sales and home closing volumes and return to sustainable profitability. In line with our operating tactics, we used cash in our operations to increase our number of homes under construction. During this effort, we plan to continue to manage our inventories by monitoring the aging of unsold homes and aggressively marketing our unsold, completed homes in inventory. As we work towards these goals, we expect to generate less cash flow from asset reductions than we have over the past three fiscal years. Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash balances to increase our inventories.
Investing Cash Flow Activities
     For the six months ended March 31, 2010, net cash used in our investing activities was $201.9 million. Of this amount, $199.1 million was used to purchase marketable securities during the current quarter. Additionally, we used $7.7 million to invest in purchases of property and equipment, primarily model home furniture and office equipment. These purchases are not significant relative to our total assets or cash flows, and have declined in recent years due to the decrease in the size of our operations. Changes in restricted cash are primarily due to fluctuations in the balance of our outstanding letters of credit, which are cash collateralized under the terms of our secured letter of credit agreements.
Financing Cash Flow Activities
     During the last two years, the majority of our short-term financing needs have been funded with cash generated from operations and borrowings available under our financial services credit facility. Long-term financing needs of our homebuilding operations have generally been funded with the issuance of new senior unsecured debt securities through the public capital markets. During the six months ended March 31, 2010, we repaid, through maturities, redemptions and repurchases, a total of $538.5 million principal amount of various issues of senior notes for an aggregate purchase price of $535.2 million, plus accrued interest. During the six months ended March 31, 2009, we repaid, through redemptions and repurchases, a total of $673.4 million principal amount of various issues of senior notes for an aggregate purchase price of $664.6 million, plus accrued interest. Our homebuilding senior, convertible senior and senior subordinated notes are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries and certain insignificant subsidiaries.
     During the three months ended March 31, 2010, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on February 25, 2010 to stockholders of record on February 16, 2010. In April 2010, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on May 24, 2010 to stockholders of record on May 14, 2010. Quarterly cash dividends of $0.0375 per common share were declared in the comparable quarters of fiscal 2009. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions.
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
     In November 2009, our Board of Directors authorized the repurchase of up to $100 million of our common stock and the repurchase of up to $500 million of debt securities. The authorizations are effective from December 1, 2009 to November 30, 2010. Repurchases of senior notes through March 31, 2010 reduced the debt repurchase authorization to $154.0 million. In April 2010, our Board of Directors increased the debt repurchase authorization to $500 million, effective from April 29, 2010 to November 30, 2010.
     On January 15, 2010, we repaid the remaining $130.9 million principal amount of our 4.875% senior notes which were due on that date. On February 24, 2010, we redeemed the remaining $95.0 million principal amount of our 5.875% senior notes due 2013. During the six months ended March 31, 2010, primarily through unsolicited transactions, we repurchased a total of $312.6 million principal amount of various issues of senior notes for an aggregate purchase price of $307.5 million, plus accrued interest. These repayments of public unsecured debt were made from our cash balance on hand.
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
     At March 31, 2010, our homebuilding operations had outstanding letters of credit of $47.6 million, all of which were cash collateralized, and surety bonds of $955.3 million, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.
     Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.
     In the ordinary course of business, we enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Within the land and lot option purchase contracts at March 31, 2010, there were a limited number of contracts subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. The remaining purchase price of these specific performance contracts is not material. Also, we consolidated certain variable interest entities for which we are deemed to be the primary beneficiary, with assets of $7.1 million related to some of our outstanding land and lot option purchase contracts. Creditors, if any, of these variable interest entities have no recourse against us. Further discussion of our land option contracts is provided in the “Land and Lot Position and Homes in Inventory” section included herein.
CRITICAL ACCOUNTING POLICIES
     As disclosed in our current report on Form 8-K dated February 8, 2010, which updated our annual report on Form 10-K for the fiscal year ended September 30, 2009, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, land and lot option purchase contracts, goodwill, warranty and insurance claim costs, income taxes and stock-based compensation. Since September 30, 2009, there have been no significant changes to those critical accounting policies and estimates.
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
     In contrast to our typical seasonal results, the weakness in homebuilding market conditions during the past three years has mitigated our historical seasonal variations. Also, in fiscal 2010 we expect the scheduled expiration of the homebuyer federal tax credit to impact our construction activities and home sales and closing volumes and timing. Specifically, in fiscal 2010, we expect our closings volumes and profitability to be highest in our first and third fiscal quarters. Although we may experience our typical historical seasonal pattern in the future, given the current market conditions and the impact of changes in federal government programs and policies on the homebuilding industry, we can make no assurances as to when or whether this pattern will recur.
FORWARD-LOOKING STATEMENTS
     Some of the statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:
•	the continuing downturn in the homebuilding industry, including further deterioration in industry or broader economic conditions;

•	the continuing constriction of the credit markets, which could limit our ability to access capital and increase our costs of capital;

•	the reduction in availability of mortgage financing, increases in mortgage interest rates and the effects of expiring government programs, such as the homebuyer federal tax credit scheduled to end in our third quarter of fiscal 2010;

•	the limited success of our strategies in responding to adverse conditions in the industry;

•	a return of an inflationary environment;

•	changes in general economic, real estate and other business conditions;

•	the risks associated with our inventory ownership position in changing market conditions;

•	supply risks for land, materials and labor;

•	changes in the costs of owning a home;

•	the effects of governmental regulations and environmental matters on our homebuilding operations;

•	the effects of governmental regulation on our financial services operations;

•	the uncertainties inherent in home warranty and construction defect claims matters;

•	our substantial debt and our ability to comply with related debt covenants, restrictions and limitations;

•	competitive conditions within our industry;

•	our ability to effect any future growth strategies successfully;

•	our ability to realize our deferred tax asset; and

•	the utilization of our tax losses could be substantially limited if we experienced an ownership change as defined in the Internal Revenue Code.
     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in Item 1A. “Risk Factors” under Part II of this report, our current report on Form 8-K dated February 8, 2010, and our annual report on Form 10-K for the fiscal year ended September 30, 2009, which were filed with the Securities and Exchange Commission.
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
     Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in current earnings. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in current earnings, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans and the fair value change, which for the three and six months ended March 31, 2010 and 2009 was not significant, is recognized in current earnings. At March 31, 2010, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $337.8 million. Uncommitted IRLCs, the duration of which are generally less than six months, totaled approximately $233.4 million, and uncommitted mortgage loans held for sale totaled approximately $131.4 million at March 31, 2010.
     At March 31, 2010, we had $10.3 million in MBS which were acquired as part of a program to potentially offer homebuyers a below market interest rate on their home financing. These hedging instruments and the related commitments are accounted for at fair value with gains and losses recognized in current earnings. These gains and losses for the three and six months ended March 31, 2010 and 2009 were not material.
     The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2010. The interest rate for our variable rate debt represents the interest rate on our mortgage repurchase facility. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Six Months								Fair value
	Ending								at
	September 30,	Fiscal Year Ending September 30,							March 31,
	2010	2011	2012	2013	2014	2015	Thereafter	Total	2010
	($ amounts in millions)
Debt:
Fixed rate	$93.5	$359.1	$194.5	$199.5	$889.8	$269.6	$671.6	$2,677.6	$2,780.6
Average interest rate	9.5%	7.0%	5.4%	7.0%	7.9%	5.4%	6.3%	6.9%
Variable rate	$77.7	$—	$—	$—	$—	$—	$—	$77.7	$77.7
Average interest rate	3.8%	—	—	—	—	—	—	3.8%
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
     There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On March 24, 2008, a putative class action, James Wilson, et al. v. D.R. Horton, Inc., et al., was filed by five customers of Western Pacific Housing, Inc., one of our wholly-owned subsidiaries, against us, Western Pacific Housing, Inc., and our affiliated mortgage company subsidiary, in the United States District Court for the Southern District of California. The complaint sought certification of a class alleged to include persons who, within the four years preceding the filing of the suit, purchased a home from us, or any of our subsidiaries, and obtained a mortgage for such purchase from our affiliated mortgage company subsidiary. The complaint alleged that we violated Section 1 of the Sherman Antitrust Act and Sections 16720, 17200 and 17500 of the California Business and Professions Code by effectively requiring our homebuyers to apply for a loan through our affiliated mortgage company. In June 2009 the complaint was amended to limit the putative class to California customers only and the claims asserted were limited to alleged violations of the California Business and Professions Code. The complaint alleged that the homebuyers were either deceived about loan costs charged by our affiliated mortgage company or coerced into using our affiliated mortgage company, or both, and that discounts and incentives offered by us or our subsidiaries to buyers who obtained financing from our affiliated mortgage company were illusory. The action sought treble damages in an unspecified amount and injunctive relief. We believed the claims alleged in this action were without merit. In January 2010, the plaintiffs agreed to dismiss their lawsuit in exchange for a waiver of costs. On April 8, 2010, the lawsuit was dismissed with prejudice by the court.
ITEM 1A. RISK FACTORS
     In addition to the risk factors previously identified in our annual report on Form 10-K for the year ended September 30, 2009, we are updating the following risk factor related to the utilization of our tax losses as affected by our stockholders’ non-approval of the Section 382 rights agreement.
The utilization of our tax losses could be substantially limited if we experienced an ownership change as defined in the Internal Revenue Code.
     We will likely experience tax net operating losses through fiscal 2010 and have potential unrealized built-in losses. To the extent these losses are not carried back to prior periods, they have the potential to reduce future income tax obligations if we realize taxable income in the future. However, Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carryforwards and certain built-in losses recognized in years after the ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of its stock within a rolling three-year period, as calculated in accordance with the rules. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning directly or indirectly 5% or more of the stock of the company and any change in ownership arising from new issuances of stock by the company.
     If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, our ability to use any of our net operating loss carryforwards, tax credit carryforwards or net unrealized built-in losses at the time of ownership change would be subject to the limitations of Section 382 on their use against future taxable income. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a portion of our built-in losses, any net operating loss carryforwards or tax credit carryforwards could expire before we would be able to use them. This could adversely affect our financial position, results of operations and cash flow.
     We believe that we have not experienced such an ownership change as of March 31, 2010; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% stockholders and the conversion of our outstanding convertible senior notes, over which we have no control, and new issuances of stock by us, should we choose to do so. In August 2009, our Board of Directors adopted a Section

382 rights agreement as a measure intended to deter such an ownership change while in effect in order to preserve these tax attributes. The Section 382 rights agreement, however, may not prevent an ownership change. While the Section 382 rights agreement is in effect, it could discourage or prevent a merger, tender offer, proxy contest or accumulations of substantial blocks of shares for which some stockholders might receive a premium above market value. It could also adversely affect the liquidity of the market for our shares. In January 2010, our stockholders did not approve our Section 382 rights agreement when it was submitted to them at our annual meeting of stockholders; therefore, it will expire by its terms on August 19, 2010 unless earlier terminated by our Board of Directors.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     (a) At the Company’s Annual Meeting of Stockholders held on January 28, 2010 (the “Annual Meeting”), the stockholders re-elected each of the seven members of the Board of Directors of the Company to serve until the Company’s next annual meeting of stockholders and until their respective successors are elected and qualified. The names of the seven directors, the number of votes cast for, the number of votes withheld and the number of broker non-votes were as follows:

Name	Votes For	Votes Withheld	Broker Non-Votes
Donald R. Horton	237,856,831	16,479,730	25,488,726
Bradley S. Anderson	229,979,354	24,357,207	25,488,726
Michael R. Buchanan	237,163,849	17,172,711	25,488,726
Michael W. Hewatt	237,707,800	16,628,761	25,488,726
Bob G. Scott	237,684,441	16,652,120	25,488,726
Donald J. Tomnitz	244,392,396	9,944,165	25,488,726
Bill W. Wheat	227,823,843	26,512,717	25,488,726
     (b) At the Annual Meeting, the stockholders did not approve the Section 382 Rights Agreement previously adopted by the Board of Directors. The number of votes cast for and against the proposal and the number of abstentions were as follows:

Votes For	Votes Against	Abstained

112,344,230	167,088,423	392,633
     (c) At the Annual Meeting, the stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm. The number of votes cast for and against the proposal and the number of abstentions were as follows:

Votes For	Votes Against	Abstained

278,192,884	1,048,754	234,749

ITEM 6. EXHIBITS
(a)	Exhibits.
3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992. (1)

3.2	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Company. (2)

3.3	Amended and Restated Bylaws of the Company. (3)

10.1	Third Amendment to Master Repurchase Agreement, dated March 4, 2010, by and between DHI Mortgage Company, Ltd. and U.S. Bank National Association, as Administrative Agent, Syndication Agent and a buyer. (4)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges. (*)

31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer. (*)

32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer. (*)

*	Filed herewith.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated herein by reference from Exhibit 3.1 to the Company’s Report on Form 8-A filed with the SEC on August 20, 2009.

(3)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 30, 2009, filed with the SEC on August 5, 2009.

(4)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 4, 2010, filed with the SEC on March 5, 2010.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date: April 30, 2010	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)