Form 10-Q
period 2010-06-30
HORTON D R INC /DE/
filed 2010-08-03
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010

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
Common stock, $.01 par value – 318,315,144 shares as of July 28, 2010

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2010 (unaudited) and September 30, 2009 (unaudited)	3

	Consolidated Statements of Operations for the three and nine months ended June 30, 2010 and 2009 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended June 30, 2010 and 2009 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	60

ITEM 4.	Controls and Procedures	61

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	61

ITEM 1A.	Risk Factors	61

ITEM 5.	Other Information	63

ITEM 6.	Exhibits	64

SIGNATURE		65
EX-10.1
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
		(Adjusted-Note A)
	(In millions)
	(Unaudited)

ASSETS

Homebuilding:
Cash and cash equivalents	$1,357.1	$1,922.8
Marketable securities, available-for-sale	298.2	—
Restricted cash	58.8	55.2
Inventories:
Construction in progress and finished homes	1,416.8	1,446.6
Residential land and lots — developed and under development	1,572.9	1,643.3
Land held for development	567.7	562.5
Land inventory not owned	7.6	14.3

	3,565.0	3,666.7
Income taxes receivable	32.6	293.1
Deferred income taxes, net of valuation allowance of $879.2 million and $1,073.9 million at June 30, 2010 and September 30, 2009, respectively	—	—
Property and equipment, net	61.3	57.8
Other assets	417.8	433.0
Goodwill	15.9	15.9

	5,806.7	6,444.5

Financial Services:
Cash and cash equivalents	35.4	34.5
Mortgage loans held for sale	316.1	220.8
Other assets	53.2	57.0

	404.7	312.3

Total assets	$6,211.4	$6,756.8

LIABILITIES

Homebuilding:
Accounts payable	$199.8	$216.8
Accrued expenses and other liabilities	950.1	932.0
Notes payable	2,214.7	3,076.6

	3,364.6	4,225.4

Financial Services:
Accounts payable and other liabilities	57.5	62.1
Mortgage repurchase facility	152.5	68.7

	210.0	130.8

Total liabilities	3,574.6	4,356.2

Commitments and contingencies (Note M)

EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 321,905,371 shares issued and 318,250,138 shares outstanding at June 30, 2010 and 321,136,119 shares issued and 317,480,886 shares outstanding at September 30, 2009	3.2	3.2
Additional paid-in capital	1,888.1	1,871.1
Retained earnings	831.3	613.2
Treasury stock, 3,655,233 shares at June 30, 2010 and September 30, 2009, at cost	(95.7)	(95.7)
Accumulated other comprehensive income	0.1	—

Total stockholders’ equity	2,627.0	2,391.8
Noncontrolling interests	9.8	8.8

Total equity	2,636.8	2,400.6

Total liabilities and equity	$6,211.4	$6,756.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Adjusted-Note A)		(Adjusted-Note A)
	(In millions, except per share data)
	(Unaudited)
Homebuilding:
Revenues:
Home sales	$1,378.2	$896.6	$3,381.1	$2,553.1
Land/lot sales	0.1	17.5	2.9	36.6

	1,378.3	914.1	3,384.0	2,589.7

Cost of sales:
Home sales	1,141.1	795.0	2,793.5	2,211.5
Land/lot sales	0.1	16.7	2.2	32.6
Inventory impairments and land option cost write-offs	30.3	110.8	33.9	215.2

	1,171.5	922.5	2,829.6	2,459.3

Gross profit (loss):
Home sales	237.1	101.6	587.6	341.6
Land/lot sales	—	0.8	0.7	4.0
Inventory impairments and land option cost write-offs	(30.3)	(110.8)	(33.9)	(215.2)

	206.8	(8.4)	554.4	130.4

Selling, general and administrative expense	143.2	134.3	400.3	388.2
Interest expense	19.6	21.8	69.3	70.4
Loss (gain) on early retirement of debt, net	8.3	3.9	6.7	(4.4)
Other (income)	(1.7)	(2.2)	(6.5)	(8.7)

	37.4	(166.2)	84.6	(315.1)

Financial Services:
Revenues, net of recourse and reinsurance expense	27.8	18.8	67.7	39.1
General and administrative expense	21.2	18.1	57.2	58.5
Interest expense	0.7	0.2	1.4	1.2
Interest and other (income)	(3.0)	(2.3)	(7.5)	(8.0)

	8.9	2.8	16.6	(12.6)

Income (loss) before income taxes	46.3	(163.4)	101.2	(327.7)
Benefit from income taxes	(4.2)	(19.6)	(152.7)	(12.8)

Net income (loss)	$50.5	$(143.8)	$253.9	$(314.9)

Basic net income (loss) per common share	$0.16	$(0.45)	$0.80	$(0.99)

Net income (loss) per common share assuming dilution	$0.16	$(0.45)	$0.78	$(0.99)

Cash dividends declared per common share	$0.0375	$0.0375	$0.1125	$0.1125

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2010	2009
		(Adjusted-Note A)
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$253.9	$(314.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12.7	20.7
Amortization of discounts and fees	22.2	6.5
Stock option compensation expense	9.7	10.0
Income tax benefit from stock option exercises	(2.9)	(0.3)
Deferred income taxes	—	48.1
Loss (gain) on early retirement of debt, net	6.7	(4.4)
Inventory impairments and land option cost write-offs	33.9	215.2
Changes in operating assets and liabilities:
Decrease in construction in progress and finished homes	26.6	230.6
Decrease in residential land and lots – developed, under development, and held for development	35.9	325.3
Decrease in other assets	16.2	47.1
Decrease in income taxes receivable	260.5	551.3
(Increase) decrease in mortgage loans held for sale	(95.3)	129.4
Increase (decrease) in accounts payable, accrued expenses and other liabilities	7.0	(162.6)

Net cash provided by operating activities	587.1	1,102.0

INVESTING ACTIVITIES
Purchases of property and equipment	(15.6)	(6.2)
Purchases of marketable securities, available-for-sale	(299.4)	—
Increase in restricted cash	(3.6)	(60.0)

Net cash used in investing activities	(318.6)	(66.2)

FINANCING ACTIVITIES
Proceeds from notes payable	83.8	487.5
Repayment of notes payable	(888.8)	(875.0)
Proceeds from stock associated with certain employee benefit plans	4.6	2.0
Income tax benefit from stock option exercises	2.9	0.3
Cash dividends paid	(35.8)	(35.6)

Net cash used in financing activities	(833.3)	(420.8)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(564.8)	615.0
Cash and cash equivalents at beginning of period	1,957.3	1,387.3

Cash and cash equivalents at end of period	$1,392.5	$2,002.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2010
NOTE A – BASIS OF PRESENTATION
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
  Reclassifications/Revisions
     Certain reclassifications have been made in the prior year’s financial statements to conform to classifications used in the current year. In accordance with the authoritative guidance issued by the Financial Accounting Standards Board (FASB) for noncontrolling interests which was adopted at the beginning of fiscal 2010, the balance sheet at September 30, 2009 has been revised to present minority interests (now referred to as noncontrolling interests) as a component of equity rather than as a liability. Also, the balance sheet at September 30, 2009, the statements of operations for the three and nine months ended June 30, 2009 and the statement of cash flows for the nine months ended June 30, 2009 reflect the change in accounting for convertible debt as described below under “Adoption of New Accounting Principle.” Additionally, the statement of cash flows for the nine months ended June 30, 2009 has been revised to reflect the reclassification of insurance receivables from a component of accrued expenses and other liabilities to other assets.
  Adoption of New Accounting Principle
     As described in the Company’s current report on Form 8-K dated February 8, 2010, on October 1, 2009, the Company adopted and applied retrospectively the FASB’s authoritative guidance for accounting for debt with conversion options, which specifies that issuers of such instruments separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Early adoption of this authoritative guidance was not permitted. As a result, the prior year consolidated financial statements have been retrospectively adjusted for the effects of this change in accounting for the Company’s 2% convertible senior notes issued in May 2009. The debt component of the convertible senior notes was recorded at its fair value on the date of issuance of the notes, assuming no conversion features. The remaining value of the equity component of the convertible senior notes was recorded as a reduction in the carrying value of the notes and an increase in additional paid-in capital. The reduction in the carrying value of the notes and the fees related to the notes will be amortized as interest incurred and expensed or capitalized to inventory over the remaining life of the notes. The additional interest expense recognized in fiscal 2009 due to the restatement was $4.5 million, of which $1.5 million was recognized during the three months ended June 30, 2009. The recognition of this additional interest expense increased the Company’s diluted net loss per share by $0.01 for the year ended September 30, 2009.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
Business
     The Company is a national homebuilder that is engaged in the construction and sale of single-family housing in 72 markets and 26 states in the United States at June 30, 2010. The Company designs, builds and sells single-family detached homes on lots it develops and on finished lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. Periodically, the Company sells land and lots. The Company also provides title agency and mortgage financing services, principally to its homebuyers. The Company generally does not retain or service the mortgages that it originates; rather, it seeks to sell the mortgages and related servicing rights to third-party purchasers.
  Seasonality
     Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and nine-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010 or subsequent periods.
NOTE B – COMPREHENSIVE INCOME (LOSS)
     The following table provides a reconciliation of net income (loss) reported in the consolidated statements of operations to comprehensive income (loss) for the three and nine-month periods ended June 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)

Net income (loss) (1)	$50.5	$(143.8)	$253.9	$(314.9)
Other comprehensive income:
Unrealized gain related to available-for-sale securities (see Note C)	0.2	—	0.1	—

Comprehensive income (loss)	$50.7	$(143.8)	$254.0	$(314.9)

(1)	Net loss for the three and nine months ended June 30, 2009 has been retrospectively adjusted to reflect the change in accounting for convertible debt as described in Note A.
NOTE C – MARKETABLE SECURITIES
     During the current year, the Company began to invest a portion of its cash on hand by purchasing marketable securities with maturities in excess of three months. To be considered for investment, securities must meet certain minimum requirements as to their credit ratings, time to maturity and other risk-related criteria as prescribed by the Company’s investment policies. The primary objective of these investments is the preservation of capital, with the secondary objectives of attaining higher yields than the Company earns on its cash and cash equivalents and maintaining a high degree of liquidity.
     The Company’s investment portfolio at June 30, 2010 included U.S. Treasury securities, government agency securities, foreign government securities, corporate debt securities, and certificates of deposit. These investments are held in the custody of a single financial institution. The Company considers its investment portfolio to be available-for-sale. Accordingly, these investments are recorded at fair value. At the end of a reporting period, unrealized gains and losses on these investments, net of tax, are recorded directly to accumulated other comprehensive income (loss) on the consolidated balance sheet. The effect of these investments on other comprehensive income (loss) for the three and nine months ended June 30, 2010 and 2009 is presented in Note B. There were no sales of securities from

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
inception of the program through June 30, 2010, and therefore, there were no realized gains or losses related to these investments during the period.
     The amortized cost, unrealized gains and losses and fair values of available-for-sale investments as of June 30, 2010, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In millions)
Type of security:
U.S. Treasury securities	$3.5	$—	$—	$3.5
Obligations of U.S. government agencies	131.0	0.1	—	131.1
Corporate debt securities issued under the FDIC Temporary Liquidity Guarantee Program	106.0	—	—	106.0
Domestic corporate debt securities	31.5	—	—	31.5
Foreign government securities	16.1	—	—	16.1

Total debt securities	288.1	0.1	—	288.2
Certificates of deposit	10.0	—	—	10.0

Total marketable securities, available-for-sale	$298.1	$0.1	$—	$298.2

     Of the $298.2 million in marketable securities, $269.6 million mature in the next twelve months and $28.6 million mature in one to two years.
NOTE D – INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS
     At June 30, 2010, when the Company performed its quarterly inventory impairment analysis, the assumptions utilized reflected the Company’s expectation of continued challenging conditions and uncertainties in the homebuilding industry and in its markets. The impairment evaluation indicated communities with a combined carrying value of $435.7 million as of June 30, 2010 had indicators of potential impairment, and these communities were evaluated for impairment. The analysis of the large majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that the Company does not intend to develop or operate in current market conditions, slight increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, the remaining lives of these communities were estimated to be in a range from six months to in excess of ten years. In performing this analysis, the Company utilized a range of discount rates for communities of 14% to 20%, which is consistent with the rates used in fiscal 2009. Through this evaluation process, it was determined that communities with a carrying value of $86.8 million as of June 30, 2010 were impaired. As a result, during the three months ended June 30, 2010, impairment charges of $29.1 million were recorded to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $102.9 million in the same period of the prior year. During the nine months ended June 30, 2010 and 2009, impairment charges totaled $33.2 million and $203.0 million, respectively. In the three months ended June 30, 2010, approximately 93% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 7% of the charges were recorded to construction in progress and finished homes inventory, compared to 89% and 11%, respectively, in the same period of 2009. In the nine months ended June 30, 2010, approximately 91% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 9% of the charges were recorded to construction in progress and finished homes inventory, compared to 79% and 21%, respectively, in the same period of 2009.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
     The Company’s estimate of undiscounted cash flows from communities analyzed may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to construct the homes. The pricing and incentive levels are often inter-related with sales pace within a community such that a price reduction can be expected to increase the sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new homes and existing homes, some of which may result from foreclosures. If conditions in the broader economy, homebuilding industry or specific markets in which the Company operates worsen, and as the Company re-evaluates specific community pricing and incentives, construction and development plans, and its overall land sale strategies, it may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges.
     At June 30, 2010, the Company had $4.4 million of land held for sale, consisting of land held for development and land under development that met the criteria of land held for sale.
     During the three-month periods ended June 30, 2010 and 2009, the Company wrote off $1.2 million and $7.9 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts which are not expected to be acquired. During the nine-month periods ended June 30, 2010 and 2009, the Company wrote off $0.7 million and $12.2 million, respectively, of such deposits and costs.
NOTE E – LAND INVENTORY NOT OWNED
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
     The consolidation of variable interest entities added $7.6 million in land inventory not owned and noncontrolling interests related to entities not owned to the Company’s consolidated balance sheet at June 30, 2010. The Company’s obligations related to these land or lot option contracts are guaranteed by deposits, including cash, promissory notes and surety bonds, totaling $0.6 million as of June 30, 2010. Creditors, if any, of these variable interest entities have no recourse against the Company.
     For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits. At June 30, 2010, the amount of option deposits related to these contracts totaled $7.2 million and is included in homebuilding other assets on the Company’s consolidated balance sheet.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
NOTE F – NOTES PAYABLE
     The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	June 30,	September 30,
	2010	2009
	(In millions)
Homebuilding:
Unsecured:
4.875% senior notes due 2010, net	$—	$130.8
9.75% senior notes due 2010	51.9	70.5
9.75% senior subordinated notes due 2010, net	11.3	15.3
6% senior notes due 2011, net	79.5	212.8
7.875% senior notes due 2011, net	125.5	163.3
5.375% senior notes due 2012	146.6	242.1
6.875% senior notes due 2013	174.3	199.5
5.875% senior notes due 2013	—	96.0
6.125% senior notes due 2014, net	146.0	198.5
2% convertible senior notes due 2014, net (1)	385.7	368.0
5.625% senior notes due 2014, net	147.1	248.8
5.25% senior notes due 2015, net	245.7	298.6
5.625% senior notes due 2016, net	225.5	298.3
6.5% senior notes due 2016, net	437.1	497.0
Other secured	38.5	37.1

	$2,214.7	$3,076.6

Financial Services:
Mortgage repurchase facility, maturing 2011	$152.5	$68.7

(1)	The balance of the 2% convertible senior notes at September 30, 2009 has been retrospectively adjusted to reflect the change in accounting for convertible debt as described in Note A.
  Homebuilding:
     In April 2010, the Board of Directors authorized the early repurchase of up to $500 million of the Company’s debt securities, effective from April 29, 2010 to November 30, 2010. At June 30, 2010, $161.3 million of the authorization was remaining.
     On January 15, 2010, the Company repaid the remaining $130.9 million principal amount of its 4.875% senior notes which were due on that date. On February 24, 2010, the Company redeemed the remaining $95.0 million principal amount of its 5.875% senior notes due 2013.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
     Following is a summary of the redemption and repurchase activity for the three and nine months ended June 30, 2010:

	Principal Amount
	Three Months	Nine Months
	Ended	Ended
	June 30, 2010	June 30, 2010
	(In millions)
Maturities / Early Redemptions:
4.875% senior notes redeemed upon maturity in January 2010	$—	$130.9
5.875% senior notes due 2013 redeemed in February 2010	—	95.0
Repurchases:
9.75% senior notes due 2010	6.5	18.6
9.75% senior subordinated notes due 2010	—	4.0
6% senior notes due 2011	125.0	133.4
7.875% senior notes due 2011	28.9	37.9
5.375% senior notes due 2012	34.1	95.5
6.875% senior notes due 2013	25.2	25.2
5.875% senior notes due 2013	—	1.0
6.125% senior notes due 2014	46.9	53.1
5.625% senior notes due 2014	48.4	102.3
5.25% senior notes due 2015	22.9	53.3
5.625% senior notes due 2016	7.3	73.4
6.5% senior notes due 2016	—	60.0

	$345.2	$883.6

     These senior notes were redeemed or repurchased for an aggregate purchase price of $352.4 million and $887.6 million, respectively, plus accrued interest, resulting in a net loss on early retirement of debt of $8.3 million and $6.7 million for the three and nine months ended June 30, 2010, respectively. The losses include unamortized discounts and fees written off, as well as a loss of $2.0 million in the nine-month period for the call premium related to the early redemption of the 5.875% senior notes due 2013.
     In July 2010, through unsolicited transactions, the Company repurchased $46.3 million principal amount of its 5.25% senior notes due 2015 and $7.0 million principal amount of its 6.5% senior notes due 2016, for an aggregate purchase price of $50.7 million, plus accrued interest.
     On July 29, 2010, the Board of Directors authorized the early repurchase of up to $500 million of the Company’s debt securities effective through July 31, 2011.
     The indentures governing the Company’s senior notes and senior subordinated notes impose restrictions on the creation of secured debt and liens. At June 30, 2010, the Company was in compliance with all of the limitations and restrictions that form a part of the public debt obligations.
  Financial Services:
     The Company’s mortgage subsidiary, DHI Mortgage, entered into a mortgage sale and repurchase agreement (the “mortgage repurchase facility”) on March 28, 2008. The mortgage repurchase facility, which is accounted for as a secured financing, provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. In March 2010, through an amendment to

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
the repurchase agreement, the capacity of the facility was increased from $100 million to $150 million, with a provision allowing an increase in the capacity to $175 million during the last five business days of any fiscal quarter and the first seven business days of the following fiscal quarter. Additionally, the amendment extended the maturity date of the facility to March 4, 2011. Effective July 30, 2010, through an amendment to the repurchase agreement, the capacity of the facility was reduced from $150 million to $100 million, with a provision allowing an increase in the capacity to $125 million during the last five business days of any fiscal quarter and the first seven business days of the following fiscal quarter.
     As of June 30, 2010, $288.9 million of mortgage loans held for sale were pledged under the repurchase agreement. These mortgage loans had a collateral value of $268.8 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $116.3 million, DHI Mortgage had an obligation of $152.5 million outstanding under the mortgage repurchase facility at June 30, 2010 at a 3.8% interest rate.
     The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. At June 30, 2010, the mortgage subsidiary was in compliance with all of the conditions and covenants of the mortgage repurchase facility.
NOTE G – HOMEBUILDING INTEREST
     The Company capitalizes homebuilding interest costs to inventory during active development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Additionally, the Company writes off a portion of the capitalized interest related to communities for which inventory impairments are recorded. The Company’s inventory under active development and construction was lower than its debt level at June 30, 2010 and 2009. Therefore, a portion of the interest incurred is reflected as interest expense.
     The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, expensed as interest expense, charged to cost of sales and written off during the three and nine-month periods ended June 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)

Capitalized interest, beginning of period (1)	$117.2	$155.8	$128.8	$160.6
Interest incurred (1)	41.3	45.7	136.9	152.7
Interest expensed:
Directly to interest expense (1)	(19.6)	(21.8)	(69.3)	(70.4)
Amortized to cost of sales	(38.3)	(30.3)	(95.6)	(89.1)
Written off with inventory impairments	(0.9)	(3.4)	(1.1)	(7.8)

Capitalized interest, end of period	$99.7	$146.0	$99.7	$146.0

(1)	The activity during the three and nine-month periods ended June 30, 2009 and the beginning balance of capitalized interest for the nine-month period ended June 30, 2010 have been retrospectively adjusted to reflect the change in accounting for convertible debt as described in Note A.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
NOTE H – MORTGAGE LOANS
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
  Mortgage Loans Held for Sale
     Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. Approximately 88% of the mortgage loans sold by DHI Mortgage during the nine months ended June 30, 2010 were sold to two major financial institutions pursuant to their loan purchase agreements with DHI Mortgage. At June 30, 2010, mortgage loans held for sale had an aggregate fair value of $316.1 million and an aggregate outstanding principal balance of $307.9 million. During the three months ended June 30, 2010 and 2009, the Company had net gains on sales of loans of $13.9 million and $12.2 million, respectively. During the nine months ended June 30, 2010 and 2009, the Company had net gains on sales of loans of $32.9 million and $15.5 million, respectively, which includes the effect of recording recourse expense of $11.7 million and $24.2 million, respectively, as discussed in the “Other Mortgage Loans and Loss Reserves” section below.
     The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale, which for the three and nine months ended June 30, 2010 and 2009 was not significant, and is recognized in current earnings. As of June 30, 2010, the Company had $111.5 million in mortgage loans held for sale not committed to third-party purchasers and the notional amounts of the hedging instruments related to those loans totaled $111.6 million.
  Other Mortgage Loans and Loss Reserves
     Generally, mortgage loans are sold with limited recourse provisions which include industry-standard representations and warranties, primarily involving the absence of misrepresentations by the borrower or other parties and, depending on the agreement, may include requiring a minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. Other mortgage loans generally consist of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and often become real estate owned through the foreclosure process.
     Based on historical performance and current housing and credit market conditions, the Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. These reserves totaled $39.9 million and $43.6 million at June 30, 2010 and September 30, 2009, respectively, allocated as follows. Other mortgage loans, subject to nonrecurring fair value measurement, totaled $45.9 million and $50.2 million at June 30, 2010 and September 30, 2009, respectively, and had corresponding loss reserves of $9.7 million and $13.1 million, respectively. The Company has established loss reserves for real estate owned of $2.5 million and $2.6 million at June 30, 2010 and September 30, 2009, respectively. The Company’s other mortgage loans and real estate owned are included in financial services other assets in the accompanying consolidated balance sheets. Additional loss reserves at June 30, 2010 and September 30, 2009 included liabilities of $27.7 million and $27.9 million, respectively, for expected losses on future loan repurchase obligations due to the limited recourse provisions.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
     A subsidiary of the Company reinsured a portion of private mortgage insurance written on loans originated by DHI Mortgage in prior years. At June 30, 2010 and September 30, 2009, reserves for expected future losses under the reinsurance program totaled $11.8 million and $18.7 million, respectively. The mortgage repurchase and reinsurance loss reserves are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets. It is possible that future losses may exceed the amount of reserves and, if so, additional charges will be required.
  Loan Commitments
     The Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At June 30, 2010, IRLCs totaled $214.4 million which are accounted for as derivative instruments recorded at fair value.
     The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in current earnings. As of June 30, 2010, the Company had approximately $19.2 million of best-efforts whole loan delivery commitments and $172.1 million of hedging instruments related to IRLCs not yet committed to purchasers.
     At June 30, 2010, the Company had $25.3 million notional amount of forward sales of MBS which were acquired as part of a program to potentially offer homebuyers a below market interest rate on their home financing. These hedging instruments and the related commitments are accounted for at fair value with gains and losses recognized in current earnings. These gains and losses for the three and nine months ended June 30, 2010 and 2009 were not material.
NOTE I – FAIR VALUE MEASUREMENTS
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
     When available, the Company uses quoted market prices in active markets to determine fair value. The Company considers the principal market and nonperformance risk associated with the Company’s counterparties when determining the fair value measurements, if applicable. Fair value measurements are used for the Company’s marketable securities, mortgage loans held for sale, IRLCs and other derivative instruments on a recurring basis, and are used for inventories and other mortgage loans on a nonrecurring basis, when events and circumstances indicate that the carrying value may not be recoverable.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
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
     The value of mortgage loans held for sale includes changes in estimated fair value from the date the loan is closed until the date the loan is sold. The fair value of mortgage loans held for sale is generally calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics; therefore, they have been classified as a Level 2 valuation. After consideration of nonperformance risk, no additional adjustments have been made to the fair value measurement of mortgage loans held for sale. Closed mortgage loans are typically sold within 30 days of origination, limiting any nonperformance exposure period. In addition, the Company actively monitors the financial strength of its counterparties and has limited the number of counterparties utilized in loan sale transactions due to the current market volatility in the mortgage and bank environment.
     The hedging instruments utilized by the Company to manage its interest rate risk and hedge the changes in the fair value of mortgage loans held for sale are publicly traded derivatives with fair value measurements based on quoted market prices. Exchange-traded derivatives are considered Level 1 valuations because quoted prices for identical assets are used for fair value measurements. Over-the-counter derivatives, such as forward sales of MBS, are classified as Level 2 valuations because quoted prices for similar assets are used for fair value measurements. The Company mitigates exposure to nonperformance risk associated with over-the-counter derivatives by limiting the number of counterparties and actively monitoring their financial strength and creditworthiness while requiring them to be well-known institutions with credit ratings equal to or better than AA- or equivalent. Further, the Company’s derivative contracts typically have short-term durations with maturities from one to four months. Accordingly, the Company’s risk of nonperformance relative to its derivative positions is also not significant. Nonperformance risk associated with exchange-traded derivatives is considered minimal as these items are traded on the Chicago Mercantile Exchange. After consideration of nonperformance risk, no additional adjustments have been made to the fair value measurement of hedging instruments.
     The fair values of IRLCs are also calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics; therefore, they have been classified as Level 2 valuations. These valuations do not contain adjustments for expirations as any expired commitments are excluded from the fair value measurement. After consideration of nonperformance risk, no additional adjustments have been made to the fair value measurements of IRLCs. The Company generally only issues IRLCs for products that meet specific purchaser guidelines. Should any purchaser become insolvent, the Company would not be required to close the transaction based on the terms of the commitment. Since not all IRLCs will become closed loans, the Company adjusts its fair value measurements for the estimated amount of IRLCs that will not close.
     Inventory held and used is reported at the lower of carrying value or fair value on a nonrecurring basis. The factors considered in determining fair values of the Company’s communities are described in the discussion of the Company’s inventory impairment analysis (see Note D), and are classified as Level 3 valuations. Inventory held and used measured at fair value represents those communities for which the Company has recorded impairments during the current period.
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
     The following table summarizes the Company’s assets and liabilities at June 30, 2010 measured at fair value on a recurring basis:

		Fair Value at June 30, 2010
	Balance Sheet Location	Level 1	Level 2	Total
		(In millions)
Homebuilding:
Marketable securities, available-for-sale	Marketable securities	$3.5	$294.7	$298.2
Financial Services:
Mortgage loans held for sale (a)	Mortgage loans held for sale	$—	$316.1	$316.1
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	$—	$2.4	$2.4
Forward sales of MBS	Other liabilities	$—	$(5.0)	$(5.0)
Best-efforts commitments	Other liabilities	$—	$(1.2)	$(1.2)
(a)	Mortgage loans held for sale are reflected at full fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income.

(b)	Fair value measurements of these derivatives represent changes in fair value since inception. These changes are reflected in the balance sheet and included in financial services revenues on the consolidated statement of operations.
     The following table summarizes the Company’s assets at June 30, 2010 measured at fair value on a nonrecurring basis:

		Fair Value at
	Balance Sheet	June 30, 2010
	Location	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a)	Inventories	$57.7
Financial Services:
Other mortgage loans (a)	Other assets	$36.2
(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current quarter.
     The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature. For senior, convertible senior and senior subordinated notes, the Company determines fair value based on quoted market prices. The aggregate fair value of these notes at June 30, 2010 and September 30, 2009 was $2,269.8 million and $3,187.6 million, respectively, compared to carrying values of $2,176.2 million and $3,039.5 million, respectively. The aggregate fair value of the Company’s senior notes includes fair values for the 2% convertible senior notes of $507.5 million and $568.6 million at June 30, 2010 and September 30, 2009, respectively, compared to their carrying values of $385.7 million and $368.0 million, respectively. The carrying value of the equity component of the 2% convertible senior notes was $136.7 million at June 30, 2010 and September 30, 2009. For other secured notes and balances due under the mortgage repurchase facility, the fair values approximate their carrying amounts due to their short maturity or floating interest rate terms, as applicable.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
NOTE J – INCOME TAXES
     The Company’s benefit from income taxes for the three and nine months ended June 30, 2010 was $4.2 million and $152.7 million, respectively, compared to a benefit from income taxes of $19.6 million and $12.8 million in the comparable periods of the prior year. The benefit from income taxes for the nine months ended June 30, 2010 consists of a benefit of $208.0 million from a change in federal tax law which expanded the number of years the Company can carry back net operating losses, offset by a provision for income taxes of $3.0 million for state income taxes and an increase for unrecognized tax benefits of $52.3 million. The Company does not have meaningful effective tax rates for the nine-month period ended June 30, 2010 and the comparable period of the prior year because of losses from operations before taxes in the prior year, the impact of valuation allowances on its net deferred tax assets and the change in tax law in the current year.
     On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and amended Section 172 of the Internal Revenue Code. This tax law change allows a net operating loss realized in one of the Company’s fiscal 2008, 2009 or 2010 years to be carried back up to five years (previously limited to a two-year carryback). The Company elected to carry back its fiscal 2009 net operating loss. This resulted in a benefit from income taxes of $208.0 million during the nine-month period ended June 30, 2010.
     The Company had income taxes receivable of $32.6 million and $293.1 million at June 30, 2010 and September 30, 2009, respectively. During the nine months ended June 30, 2010, the Company received income tax refunds totaling $471.5 million which resulted from tax losses generated in fiscal 2008 and 2009. The income taxes receivable at June 30, 2010 relates to additional federal and state income tax refunds the Company expects to receive.
     At June 30, 2010 and September 30, 2009, the Company had net deferred income tax assets of $879.2 million and $1,073.9 million, respectively, offset by valuation allowances of $879.2 million and $1,073.9 million, respectively. Tax benefits of $81.4 million for state net operating loss carryforwards that expire (beginning at various times depending on the tax jurisdiction) from fiscal 2013 to fiscal 2029 are included in the amounts. The Company assesses, on a quarterly basis, the realizability of its deferred tax assets and records a valuation allowance sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position. Changes in existing tax laws also affect actual tax results and the valuation of deferred tax assets over time.
     The total amount of unrecognized tax benefits (which includes interest, penalties, and the tax benefit relating to the deductibility of interest and state income taxes) was $76.3 million and $24.0 million as of June 30, 2010 and September 30, 2009, respectively. The increase relates primarily to the Company’s election to carryback its fiscal 2009 net operating loss to fiscal 2004 and 2005, thereby fully utilizing the net operating loss which existed at September 30, 2009. It is reasonably possible that, within the next 12 months, the amount of unrecognized tax benefits may decrease as much as $49.7 million as a result of a ruling request filed by the Company with the Internal Revenue Service (IRS) concerning capitalization of inventory costs. If the IRS rules favorably on the ruling request, the Company’s unrecognized tax benefits would be reduced, resulting in a benefit from income taxes in the consolidated statement of operations. The Company classifies interest and penalties on income taxes as income tax expense.
     The Company is subject to federal income tax and to income tax in multiple states. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2004 through 2010. The Company is currently being audited by various states.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
NOTE K – EARNINGS (LOSS) PER SHARE
     The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings (loss) per share for the three and nine months ended June 30, 2010 and 2009. For the three and nine months ended June 30, 2010, options to purchase 9.5 million and 9.7 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, their effect would have been antidilutive. For the three and nine months ended June 30, 2009, all outstanding stock options and convertible senior notes were excluded from the computation of the loss per share because they were antidilutive due to the net loss recorded during those periods.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)
Numerator:
Net income (loss) (1)	$50.5	$(143.8)	$253.9	$(314.9)
Effect of dilutive securities:
Interest expense and amortization of issuance costs associated with convertible senior notes	—	—	23.1	—

Numerator for diluted earnings (loss) per share after assumed conversions	$50.5	$(143.8)	$277.0	$(314.9)

Denominator:
Denominator for basic earnings (loss) per share— weighted average common shares	318.2	316.9	318.0	316.8
Effect of dilutive securities:
Employee stock options	0.9	—	0.6	—
Convertible senior notes	—	—	38.3	—

Denominator for diluted earnings (loss) per share— adjusted weighted average common shares	319.1	316.9	356.9	316.8

(1)	Net loss for the three and nine months ended June 30, 2009 has been retrospectively adjusted to reflect the change in accounting for convertible debt as described in Note A.
NOTE L – STOCKHOLDERS’ EQUITY
     The Company has an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.
     In November 2009, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. The authorization is effective from December 1, 2009 to November 30, 2010. All of the $100 million authorization was remaining at June 30, 2010, and on July 29, 2010, the Board of Directors extended this authorization through July 31, 2011.
     During the three months ended June 30, 2010, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on May 24, 2010 to stockholders of record on May 14, 2010. In July 2010, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on August 26, 2010 to stockholders of record on August 16, 2010. Quarterly cash dividends of $0.0375 per common share were declared in the comparable quarters of fiscal 2009.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
     In January 2010, the Company’s stockholders did not approve its Section 382 rights agreement; therefore, the rights agreement will expire by its terms on August 19, 2010 unless earlier terminated by the Board of Directors.
NOTE M – COMMITMENTS AND CONTINGENCIES
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
     At June 30, 2010, the Company had liabilities of $3.3 million for the remaining repair costs of homes in its South Florida and Louisiana markets constructed during 2005 through 2007 which contain or are suspected to contain allegedly defective drywall manufactured in China (Chinese Drywall) that may be responsible for accelerated corrosion of certain metals in the home. The Company first learned of this potential issue during fiscal 2009 through customer inquiries. The Company has identified approximately 90 homes which contain or are suspected to contain Chinese Drywall through a review of the supply channel for its homes constructed in these markets and of the warranty claims received in these markets as well as testing of specific homes. Through June 30, 2010, the Company has spent approximately $4.0 million to remediate these homes. While the Company will seek reimbursement for these remediation costs from various sources, it has not recorded a receivable for potential recoveries as of June 30, 2010 given the early stage of this matter. The Company is continuing its investigation to determine if there are additional homes with the Chinese Drywall in these markets, which if found, would likely require the Company to further increase its warranty reserve for this matter in the future. The remaining costs accrued to complete this remediation are based on the Company’s estimate of future repair costs. If the actual costs to remediate the homes differ from the estimated costs, the Company may revise its warranty estimate. As of June 30, 2010, the Company has been named as a defendant in several lawsuits in Louisiana and Florida pertaining to Chinese Drywall. As these actions are still in their early stages, the Company is unable to express an opinion as to the amount of damages, if any.
     Changes in the Company’s warranty liability during the three and nine-month periods ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)
Warranty liability, beginning of period	$49.6	$67.0	$59.6	$83.4
Warranties issued	6.3	4.3	15.5	12.2
Changes in liability for pre-existing warranties	0.6	(1.4)	(6.6)	(12.9)
Settlements made	(7.3)	(5.3)	(19.3)	(18.1)

Warranty liability, end of period	$49.2	$64.6	$49.2	$64.6

  Insurance and Legal Claims
     The Company has been named as defendant in various claims, complaints and other legal actions including construction defect claims on closed homes and other claims and lawsuits incurred in the ordinary course of business, including employment matters, personal injury claims, land development issues, contract disputes and claims related to its mortgage activities. The Company has established reserves for these contingencies, based on the expected costs of the claims. The Company’s estimates of such reserves are based on the facts and circumstances of individual pending claims and historical data and trends, including costs relative to revenues, home closings and product types, and include estimates of the costs of construction defect claims incurred but not yet reported. These reserve estimates are subject to ongoing revision as the circumstances of individual pending claims and historical

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs. The Company’s liabilities for these items were $553.4 million and $534.0 million at June 30, 2010 and September 30, 2009, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. Related to the contingencies for construction defect claims and estimates of construction defect claims incurred but not yet reported, and other legal claims and lawsuits incurred in the ordinary course of business, the Company estimates and records insurance receivables for these matters under applicable insurance policies when recovery is probable. Additionally, the Company may have the ability to recover a portion of its legal expenses from its subcontractors when the Company has been named as an additional insured on their insurance policies. Estimates of the Company’s insurance receivables related to these matters totaled $240.2 million and $234.6 million at June 30, 2010 and September 30, 2009, respectively, and are included in homebuilding other assets in the consolidated balance sheets. Expenses related to these items were approximately $34.6 million and $33.0 million in the nine months ended June 30, 2010 and 2009, respectively.
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
  Land and Lot Option Purchase Contracts
     In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At June 30, 2010, the Company had total deposits of $10.6 million, consisting of cash deposits of $8.8 million, promissory notes of $1.6 million, and letters of credit and surety bonds of $0.2 million, to purchase land and lots with a total remaining purchase price of $921.3 million. Within the land and lot option purchase contracts at June 30, 2010, there were a limited number of contracts, representing $4.0 million of remaining purchase price, subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations. The majority of land and lots under contract are currently expected to be purchased within three years, based on the Company’s assumptions as to the extent it will exercise its options to purchase such land and lots.
  Other Commitments
     In the normal course of its business activities, the Company provides standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At June 30, 2010, the Company had outstanding letters of credit of $56.1 million, all of which were cash collateralized, and surety bonds of $907.9 million. The Company has secured letter of credit agreements with five banks that require it to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At June 30, 2010 and September 30, 2009, the amount of cash restricted for this purpose totaled $57.2 million and $53.3 million, respectively, and is included in homebuilding restricted cash on the Company’s consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
NOTE N – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
     The Company’s homebuilding other assets were as follows:

	June 30,	September 30,
	2010	2009
	(In millions)
Insurance receivables	$240.2	$234.6
Accounts and notes receivable	22.7	50.7
Prepaid assets (1)	22.1	39.0
Other assets	132.8	108.7

	$417.8	$433.0

(1)	The balance of prepaid assets at September 30, 2009 has been retrospectively adjusted to reflect the change in accounting for convertible debt as described in Note A.
     The Company’s homebuilding accrued expenses and other liabilities were as follows:

	June 30,	September 30,
	2010	2009
	(In millions)
Construction defect and other litigation liabilities	$553.4	$534.0
Employee compensation and related liabilities	97.8	98.5
Warranty liability	49.2	59.6
Accrued interest	40.2	53.5
Federal and state income tax liabilities	78.2	24.0
Other liabilities	131.3	162.4

	$950.1	$932.0

NOTE O – RECENT ACCOUNTING PRONOUNCEMENTS
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
     In June 2009, the FASB revised the authoritative guidance for consolidating variable interest entities, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance is effective for the Company beginning October 1, 2010. The Company is currently evaluating the impact of the adoption of this guidance; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
June 30, 2010
which is related to disclosure only, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
NOTE P – SEGMENT INFORMATION
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
     Homebuilding is the Company’s core business, generating 98% and 99% of consolidated revenues during the nine months ended June 30, 2010 and 2009, respectively. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land and the construction and sale of residential homes on the land, in 26 states and 72 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, and to a lesser extent from the sale of land and lots.
     The Company’s financial services segment provides mortgage financing and title agency services principally to customers of the Company’s homebuilding segments. The Company generally does not retain or service the mortgages that it originates; rather, it seeks to sell the mortgages and related servicing rights to third-party purchasers. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
     The accounting policies of the reporting segments are described throughout Note A included in the Company’s current report on Form 8-K dated February 8, 2010, which updated the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2009.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)
Revenues
Homebuilding revenues:
East	$150.6	$84.8	$381.8	$241.7
Midwest	99.3	76.9	259.2	210.3
Southeast	247.9	146.5	575.8	414.2
South Central	456.8	270.6	1,097.2	747.5
Southwest	118.5	86.8	286.3	307.0
West	305.2	248.5	783.7	669.0

Total homebuilding revenues	1,378.3	914.1	3,384.0	2,589.7
Financial services revenues	27.8	18.8	67.7	39.1

Consolidated revenues	$1,406.1	$932.9	$3,451.7	$2,628.8

Inventory Impairments
East	$5.3	$9.5	$7.4	$15.1
Midwest	17.0	18.2	17.0	31.3
Southeast	6.4	19.7	7.9	25.7
South Central	0.2	11.3	0.4	13.6
Southwest	—	11.9	0.3	19.6
West	0.2	32.3	0.2	97.7

Total inventory impairments	$29.1	$102.9	$33.2	$203.0

Income (Loss) Before Income Taxes (1)(2)
Homebuilding income (loss) before income taxes:
East	$(4.3)	$(22.7)	$(6.6)	$(39.4)
Midwest	(18.8)	(41.2)	(23.7)	(74.0)
Southeast	4.3	(30.7)	2.5	(48.1)
South Central	40.3	(6.4)	81.9	6.7
Southwest	7.9	(15.7)	13.0	(24.9)
West	8.0	(49.5)	17.5	(135.4)

Total homebuilding income (loss) before income taxes	37.4	(166.2)	84.6	(315.1)
Financial services income (loss) before income taxes	8.9	2.8	16.6	(12.6)

Consolidated income (loss) before income taxes	$46.3	$(163.4)	$101.2	$(327.7)

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating the Company’s corporate office.

(2)	Homebuilding income (loss) before income taxes for the three and nine months ended June 30, 2009 have been retrospectively adjusted to reflect the change in accounting for convertible debt as described in Note A.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010

	June 30,	September 30,
	2010	2009
	(In millions)
Homebuilding Inventories (1)
East	$526.6	$535.4
Midwest	314.0	371.1
Southeast	681.8	656.6
South Central	797.2	852.8
Southwest	228.4	255.7
West	901.1	842.5
Corporate and unallocated (2)(3)	115.9	152.6

Total homebuilding inventory	$3,565.0	$3,666.7

(1)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

(3)	Homebuilding inventories at September 30, 2009 have been retrospectively adjusted to reflect the change in accounting for convertible debt as described in Note A.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
NOTE Q – SUPPLEMENTAL GUARANTOR INFORMATION
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
Consolidating Balance Sheet
June 30, 2010

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$1,302.9	$52.1	$37.5	$—	$1,392.5
Marketable securities	298.2	—	—	—	298.2
Restricted cash	58.1	0.7	—	—	58.8
Investments in subsidiaries	1,314.5	—	—	(1,314.5)	—
Inventories	1,103.1	2,435.1	26.8	—	3,565.0
Income taxes receivable	32.6	—	—	—	32.6
Property and equipment, net	19.1	23.1	19.1	—	61.3
Other assets	95.1	283.0	92.9	—	471.0
Mortgage loans held for sale	—	—	316.1	—	316.1
Goodwill	—	15.9	—	—	15.9
Intercompany receivables	968.4	—	—	(968.4)	—

Total Assets	$5,192.0	$2,809.9	$492.4	$(2,282.9)	$6,211.4

LIABILITIES & EQUITY
Accounts payable and other liabilities	$352.1	$722.4	$132.9	$—	$1,207.4
Intercompany payables	—	932.2	36.2	(968.4)	—
Notes payable	2,212.9	1.8	152.5	—	2,367.2

Total Liabilities	2,565.0	1,656.4	321.6	(968.4)	3,574.6

Total stockholders’ equity	2,627.0	1,153.5	161.0	(1,314.5)	2,627.0
Noncontrolling interests	—	—	9.8	—	9.8

Total Equity	2,627.0	1,153.5	170.8	(1,314.5)	2,636.8

Total Liabilities & Equity	$5,192.0	$2,809.9	$492.4	$(2,282.9)	$6,211.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
NOTE Q – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
NOTE Q - SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)
Consolidating Statement of Operations
Three Months Ended June 30, 2010

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
Homebuilding:
Revenues	$370.4	$1,005.7	$2.2	$—	$1,378.3
Cost of sales	295.4	875.0	1.1	—	1,171.5

Gross profit	75.0	130.7	1.1	—	206.8
Selling, general and administrative expense	57.8	83.9	1.5	—	143.2
Equity in (income) of subsidiaries	(56.4)	—	—	56.4	—
Interest expense	19.6	—	—	—	19.6
Loss on early retirement of debt, net	8.3	—	—	—	8.3
Other (income)	(0.6)	(0.3)	(0.8)	—	(1.7)

	46.3	47.1	0.4	(56.4)	37.4

Financial Services:
Revenues	—	—	27.8	—	27.8
General and administrative expense	—	—	21.2	—	21.2
Interest expense	—	—	0.7	—	0.7
Interest and other (income)	—	—	(3.0)	—	(3.0)

	—	—	8.9	—	8.9

Income before income taxes	46.3	47.1	9.3	(56.4)	46.3
Benefit from income taxes	(4.2)	(3.2)	(0.1)	3.3	(4.2)

Net income	$50.5	$50.3	$9.4	$(59.7)	$50.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
NOTE Q - SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)
Consolidating Statement of Operations
Nine Months Ended June 30, 2010

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
Homebuilding:
Revenues	$860.8	$2,517.7	$5.5	$—	$3,384.0
Cost of sales	688.6	2,138.8	2.2	—	2,829.6

Gross profit	172.2	378.9	3.3	—	554.4
Selling, general and administrative expense	163.1	231.1	6.1	—	400.3
Equity in (income) of subsidiaries	(165.1)	—	—	165.1	—
Interest expense	69.3	—	—	—	69.3
Loss on early retirement of debt, net	6.7	—	—	—	6.7
Other (income)	(3.0)	(0.8)	(2.7)	—	(6.5)

	101.2	148.6	(0.1)	(165.1)	84.6

Financial Services:
Revenues	—	—	67.7	—	67.7
General and administrative expense	—	—	57.2	—	57.2
Interest expense	—	—	1.4	—	1.4
Interest and other (income)	—	—	(7.5)	—	(7.5)

	—	—	16.6	—	16.6

Income before income taxes	101.2	148.6	16.5	(165.1)	101.2
Benefit from income taxes	(152.7)	(115.1)	(3.1)	118.2	(152.7)

Net income	$253.9	$263.7	$19.6	$(283.3)	$253.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
NOTE Q - SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)
Consolidating Statement of Operations
Three Months Ended June 30, 2009
(Adjusted-Note A)

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
Homebuilding:
Revenues	$222.3	$686.0	$5.8	$—	$914.1
Cost of sales	241.7	669.5	11.3	—	922.5

Gross profit (loss)	(19.4)	16.5	(5.5)	—	(8.4)
Selling, general and administrative expense	56.4	76.1	1.8	—	134.3
Equity in loss of subsidiaries	63.0	—	—	(63.0)	—
Interest expense	21.8	—	—	—	21.8
Loss on early retirement of debt, net	3.9	—	—	—	3.9
Other (income)	(1.1)	(0.2)	(0.9)	—	(2.2)

	(163.4)	(59.4)	(6.4)	63.0	(166.2)

Financial Services:
Revenues	—	—	18.8	—	18.8
General and administrative expense	—	—	18.1	—	18.1
Interest expense	—	—	0.2	—	0.2
Interest and other (income)	—	—	(2.3)	—	(2.3)

	—	—	2.8	—	2.8

Loss before income taxes	(163.4)	(59.4)	(3.6)	63.0	(163.4)
Benefit from income taxes	(19.6)	(14.8)	(0.4)	15.2	(19.6)

Net loss	$(143.8)	$(44.6)	$(3.2)	$47.8	$(143.8)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
NOTE Q - SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)
Consolidating Statement of Operations
Nine Months Ended June 30, 2009
(Adjusted-Note A)

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
Homebuilding:
Revenues	$592.5	$1,982.1	$15.1	$—	$2,589.7
Cost of sales	594.7	1,844.7	19.9	—	2,459.3

Gross profit (loss)	(2.2)	137.4	(4.8)	—	130.4
Selling, general and administrative expense	158.5	225.1	4.6	—	388.2
Equity in loss of subsidiaries	106.4	—	—	(106.4)	—
Interest expense	70.4	—	—	—	70.4
Gain on early retirement of debt, net	(4.4)	—	—	—	(4.4)
Other (income)	(5.4)	—	(3.3)	—	(8.7)

	(327.7)	(87.7)	(6.1)	106.4	(315.1)

Financial Services:
Revenues	—	—	39.1	—	39.1
General and administrative expense	—	—	58.5	—	58.5
Interest expense	—	—	1.2	—	1.2
Interest and other (income)	—	—	(8.0)	—	(8.0)

	—	—	(12.6)	—	(12.6)

Loss before income taxes	(327.7)	(87.7)	(18.7)	106.4	(327.7)
Benefit from income taxes	(12.8)	(9.6)	(0.3)	9.9	(12.8)

Net loss	$(314.9)	$(78.1)	$(18.4)	$96.5	$(314.9)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
NOTE Q - SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)
Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2010

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
			(In millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$344.4	$323.9	$(81.2)	$—	$587.1

INVESTING ACTIVITIES
Purchases of property and equipment	(6.7)	(8.5)	(0.4)	—	(15.6)
Purchases of marketable securities, available-for-sale	(299.4)	—	—	—	(299.4)
Increase in restricted cash	(3.6)	—	—	—	(3.6)

Net cash used in investing activities	(309.7)	(8.5)	(0.4)	—	(318.6)

FINANCING ACTIVITIES
Net change in notes payable	(888.7)	—	83.7	—	(805.0)
Net change in intercompany receivables/payables	314.0	(311.6)	(2.4)	—	—
Proceeds from stock associated with certain employee benefit plans	4.6	—	—	—	4.6
Income tax benefit from stock option exercises	2.9	—	—	—	2.9
Cash dividends paid	(35.8)	—	—	—	(35.8)

Net cash (used in) provided by financing activities	(603.0)	(311.6)	81.3	—	(833.3)

(Decrease) increase in cash and cash equivalents	(568.3)	3.8	(0.3)	—	(564.8)
Cash and cash equivalents at beginning of period	1,871.2	48.3	37.8	—	1,957.3

Cash and cash equivalents at end of period	$1,302.9	$52.1	$37.5	$—	$1,392.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2010
NOTE Q - SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)
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
BUSINESS
     We are one of the largest homebuilding companies in the United States, constructing and selling single-family housing through our operating divisions in 26 states and 72 markets as of June 30, 2010, primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $90,000 to $700,000, with an average closing price of $203,800 during the nine months ended June 30, 2010. Approximately 86% and 81% of home sales revenues were generated from the sale of single-family detached homes in the nine months ended June 30, 2010 and 2009, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs.
     Through our financial services operations, we provide mortgage financing and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our wholly-owned subsidiary, provides mortgage financing services principally to the purchasers of homes we build. We generally do not retain or service the mortgages we originate; rather, we seek to sell the mortgages and related servicing rights to third-party purchasers. DHI Mortgage originates loans in accordance with purchaser guidelines and historically has sold substantially all of its mortgage production within 30 days of origination. Our subsidiary title companies serve as title insurance agents by providing title insurance policies, examination and closing services, primarily to the purchasers of our homes.

     We conduct our homebuilding operations in all of the geographic regions, states and markets listed below, and we conduct our mortgage and title operations in many of these markets. Our homebuilding operating divisions are aggregated into six reporting segments, which comprise the markets below. Our financial statements contain additional information regarding segment performance.

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		South Central Region
Delaware	Central Delaware	Louisiana	Baton Rouge
Georgia	Savannah		Lafayette
Maryland	Baltimore	Oklahoma	Oklahoma City
	Suburban Washington, D.C.	Texas	Austin
New Jersey	North New Jersey		Dallas
	South New Jersey		Fort Worth
North Carolina	Brunswick County		Houston
	Charlotte		Killeen/Temple/Waco
	Greensboro/Winston-Salem		Rio Grande Valley
	Raleigh/Durham		San Antonio
Pennsylvania	Lancaster
	Philadelphia		Southwest Region
South Carolina	Charleston	Arizona	Phoenix
	Columbia		Tucson
	Greenville	New Mexico	Albuquerque
	Hilton Head		Las Cruces
Myrtle Beach
Virginia	Northern Virginia		West Region
		California	Bay Area
	Midwest Region		Central Valley
Colorado	Colorado Springs		Imperial Valley
	Denver		Los Angeles County
	Fort Collins		Riverside County
Illinois	Chicago		Sacramento
Minnesota	Minneapolis/St. Paul		San Bernardino County
Wisconsin	Kenosha		San Diego County
Ventura County
	Southeast Region	Hawaii	Hawaii
Alabama	Birmingham		Maui
	Mobile		Oahu
Florida	Daytona Beach	Idaho	Boise
	Fort Myers/Naples	Nevada	Las Vegas
	Jacksonville		Reno
	Melbourne	Oregon	Albany
	Miami/West Palm Beach		Central Oregon
	Orlando		Portland
	Pensacola	Utah	Salt Lake City
	Sarasota County	Washington	Seattle/Tacoma
	Tampa		Vancouver
Georgia	Atlanta
Macon

OVERVIEW
     During the ongoing slowdown in the homebuilding industry that began in 2006, numerous factors have hurt demand for new homes on a pervasive and persistent basis across the United States. These factors include high inventory levels of available homes, elevated sales order cancellation rates, low sales absorption rates and overall weak consumer confidence. The effects of these factors have been magnified by reduced availability of credit in the mortgage markets and high levels of home foreclosures. High levels of foreclosures not only contribute to additional inventory available for sale, but also reduce appraisal valuations for new homes, potentially resulting in lower sales prices. The overall economy remains weak, with a high level of unemployment, substantially reduced consumer spending and low levels of consumer confidence. The turmoil in the housing market has resulted in substantial price reductions in our homes during the course of the slowdown.
     During the first half of fiscal 2010 there were indications of some stabilization of housing market conditions. The factors supporting the improved conditions included increased levels of affordability resulting from lower home sales prices; declines in the number of new homes available for sale; a low mortgage interest rate environment; and the federal government’s monetary and fiscal policies and programs, including the homebuyer federal tax credit, which encouraged home ownership and home purchases. These market conditions supported our strategy of starting construction on more unsold homes to provide affordable housing and capture demand from first-time and move-up homebuyers. Having additional housing inventory available to close by June 30, 2010 resulted in significant increases in our net sales orders during the first half of fiscal 2010 from the comparable prior year period. During the three and nine-month periods ended June 30, 2010, our home closings and gross profit as a percentage of home sales revenues showed significant increases from the comparable periods in the prior year. These increases resulted in pre-tax income for the three and nine months ended June 30, 2010 of $46.3 million and $101.2 million compared to pre-tax losses in the comparable periods of the prior year.
     As we expected, the homebuyer federal tax credit accelerated sales order demand through April 30, 2010, with the strong sales demand we had seen in our March quarter continuing into April. Subsequent to the expiration of the tax credit, we experienced a sharp decline in net sales demand during May and June, and sales demand in July remained weak. The recent decline in demand has created some uncertainty regarding the strength of current market conditions in the homebuilding industry and the timing of a sustainable recovery. We are maintaining our cautious outlook for the homebuilding industry, and will adjust our operating strategy as necessary as we continually assess the level of underlying demand for new homes in our communities.
     Our results for the remainder of this fiscal year and for fiscal 2011 could be severely impacted by prolonged weakness in the economy; continued high levels of unemployment; a significant increase in mortgage interest rates; or further tightening of mortgage lending standards, including reductions in the level of closing cost concessions we are able to offer our homebuyers.
     Due to these uncertain market conditions, we have continued to evaluate our homebuilding and financial services assets for recoverability. Excluding cash and marketable securities, our assets whose recoverability is most impacted by market conditions include inventory; earnest money deposits and pre-acquisition costs related to land and lot option contracts; tax assets, both on amounts reflected as deferred and as a receivable; and owned mortgage loans. These assets collectively represent approximately 90% of our total non-cash assets at June 30, 2010. Our evaluations reflected our expectation of continued challenges in the homebuilding industry. Based on our evaluations, during the three months ended June 30, 2010, we recorded inventory impairment charges of $29.1 million and recorded additional reserves for losses of $3.1 million associated with mortgage loans held in portfolio and the limited recourse provisions on previously sold mortgage loans. The declines in inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs from prior years reflect the improvement in gross profit from home closings experienced during the three-month period ended June 30, 2010 compared to prior years. We will evaluate whether further impairment charges, valuation adjustments or write-offs are necessary on these assets in the coming quarters. Additional discussion of these evaluations and charges is presented below.

STRATEGY
     We believe the long-term fundamentals which support housing demand, namely population growth and household formation, remain positive. In the near term, however, it is not possible to predict if current homebuilding industry conditions will improve or if they will deteriorate from current levels. During the downturn we have increased our cash balances by generating substantial cash flow from operations, primarily through reductions in inventory and mortgage loans held for sale, the receipt of tax refunds and by accessing the capital markets. While we will continue to conservatively manage our business, our increased liquidity provides us with flexibility in determining the appropriate operating strategy for each of our communities and markets to strike the best balance between cash flow generation and potential profit. With this flexibility, we are committed to continuing the following initiatives related to our operating strategy in the current homebuilding business environment:
•	Maintaining a strong cash balance and overall liquidity position.

•	Managing the sales prices and level of sales incentives on our homes as necessary to optimize the balance of sales volumes, profits, returns on inventory investments and cash flows.

•	Entering into new lot option contracts to purchase finished lots to potentially increase sales volumes and profitability.

•	Renegotiating existing lot option contracts to reduce our lot costs and better match the scheduled lot purchases with new home demand in each community.

•	Limiting land development spending and suspending development in communities that require substantial investments of time or capital resources.

•	Managing our inventory of homes under construction by selectively starting construction on unsold homes to capture new home demand, while monitoring the number and aging of unsold homes and aggressively marketing unsold, completed homes in inventory.

•	Decreasing the cost of goods purchased from both vendors and subcontractors.

•	Modifying product offerings to provide more affordable homes.

•	Controlling our SG&A infrastructure to match production levels.
     These initiatives allowed us to generate significant cash flows from operations during the downturn and achieve improved operating results during the three and nine months ended June 30, 2010. Although we cannot provide any assurances that these initiatives will be successful in the future, we expect that our operating strategy will allow us to continue to maintain a strong balance sheet and liquidity position through fiscal 2010.

KEY RESULTS
     Key financial results as of and for the three months ended June 30, 2010, as compared to the same period of 2009, were as follows:
Homebuilding Operations:
•	Homebuilding revenues increased 51% to $1.4 billion.

•	Homes closed increased 60% to 6,805 homes and the average selling price of those homes decreased 4% to $202,500.

•	Net sales orders decreased 3% to 4,921 homes.

•	Sales order backlog decreased 15% to $954.4 million.

•	Home sales gross margins increased 590 basis points to 17.2%.

•	Inventory impairments and land option cost write-offs were $30.3 million, compared to $110.8 million.

•	Homebuilding SG&A expenses increased 7% to $143.2 million, but decreased as a percentage of homebuilding revenues by 430 basis points to 10.4%.

•	Homebuilding pre-tax income was $37.4 million, compared to a pre-tax loss of $166.2 million.

•	Homes in inventory decreased by 100 from a year ago to 10,800.

•	Owned lots declined by 1,300 from a year ago to 89,200.

•	Homebuilding debt decreased by $927.9 million to $2.2 billion.

•	Net homebuilding debt to total capital decreased 1,320 basis points to 17.5%, and gross homebuilding debt to total capital decreased 860 basis points to 45.6%.

•	Homebuilding cash and marketable securities totaled $1.7 billion, compared to $2.0 billion.
Financial Services Operations:
•	Total financial services revenues, net of recourse and reinsurance expenses, increased to $27.8 million from $18.8 million.

•	Financial services pre-tax income was $8.9 million, compared to pre-tax income of $2.8 million.
Consolidated Results:
•	Diluted earnings per share was $0.16, compared to net loss per share of $0.45.

•	Net income was $50.5 million, compared to net loss of $143.8 million.

•	Total equity decreased slightly to $2.64 billion, from $2.65 billion.

•	Net cash provided by operations was $159.3 million, compared to $124.1 million.

     Key financial results for the nine months ended June 30, 2010, as compared to the same period of 2009, were as follows:
Homebuilding Operations:
•	Homebuilding revenues increased 31% to $3.4 billion.

•	Homes closed increased 40% to 16,594 homes while the average selling price of those homes decreased 5% to $203,800.

•	Net sales orders increased 28% to 15,396 homes.

•	Home sales gross margins increased 400 basis points to 17.4%.

•	Inventory impairments and land option cost write-offs were $33.9 million, compared to $215.2 million.

•	Homebuilding SG&A expenses increased 3% to $400.3 million, but decreased as a percentage of homebuilding revenues by 320 basis points to 11.8%.

•	Homebuilding pre-tax income was $84.6 million, compared to a pre-tax loss of $315.1 million.
Financial Services Operations:
•	Total financial services revenues, net of recourse and reinsurance expenses, increased to $67.7 million from $39.1 million.

•	Financial services pre-tax income was $16.6 million, compared to a pre-tax loss of $12.6 million.
Consolidated Results:
•	Diluted earnings per share was $0.78, compared to net loss per share of $0.99.

•	Net income was $253.9 million, compared to net loss of $314.9 million.

•	Net cash provided by operations was $587.1 million, compared to $1.1 billion.

RESULTS OF OPERATIONS - HOMEBUILDING
     The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and nine months ended June 30, 2010 and 2009.

	Net Sales Orders (1)
	Three Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
East	512	482	6%	$114.5	$115.8	(1)%	$223,600	$240,200	(7)%
Midwest	250	377	(34)%	71.5	102.5	(30)%	286,000	271,900	5%
Southeast	1,044	786	33%	196.6	145.4	35%	188,300	185,000	2%
South Central	1,754	1,845	(5)%	307.1	317.6	(3)%	175,100	172,100	2%
Southwest	426	583	(27)%	73.2	102.6	(29)%	171,800	176,000	(2)%
West	935	1,016	(8)%	262.8	275.2	(5)%	281,100	270,900	4%

	4,921	5,089	(3)%	$1,025.7	$1,059.1	(3)%	$208,400	$208,100	— %

	Nine Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
East	1,582	1,024	54%	$367.5	$239.4	54%	$232,300	$233,800	(1)%
Midwest	821	842	(2)%	233.4	227.0	3%	284,300	269,600	5%
Southeast	3,159	2,087	51%	589.6	379.0	56%	186,600	181,600	3%
South Central	5,741	4,319	33%	998.9	747.6	34%	174,000	173,100	1%
Southwest	1,475	1,455	1%	255.5	249.0	3%	173,200	171,100	1%
West	2,618	2,299	14%	748.6	629.1	19%	285,900	273,600	4%

	15,396	12,026	28%	$3,193.5	$2,471.1	29%	$207,400	$205,500	1%

	Sales Order Cancellations
	Three Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2010	2009	2010	2009	2010	2009
East	165	103	$34.9	$23.5	24%	18%
Midwest	68	50	18.1	13.4	21%	12%
Southeast	430	347	76.2	61.4	29%	31%
South Central	833	731	140.1	123.0	32%	28%
Southwest	191	236	32.5	40.4	31%	29%
West	221	343	62.5	99.2	19%	25%

	1,908	1,810	$364.3	$360.9	28%	26%

	Nine Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2010	2009	2010	2009	2010	2009
East	412	350	$92.4	$84.6	21%	25%
Midwest	187	186	51.9	50.9	19%	18%
Southeast	1,030	953	179.9	180.3	25%	31%
South Central	2,176	2,215	362.0	372.1	27%	34%
Southwest	588	675	99.2	125.5	29%	32%
West	589	915	168.5	275.9	18%	28%

	4,982	5,294	$953.9	$1,089.3	24%	31%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders
     The value of net sales orders decreased 3%, to $1,025.7 million (4,921 homes) for the three months ended June 30, 2010, from $1,059.1 million (5,089 homes) for the same period of 2009. The value of net sales orders increased 29%, to $3,193.5 million (15,396 homes) for the nine months ended June 30, 2010, from $2,471.1 million (12,026 homes) for the same period of 2009. The number of net sales orders decreased 3% and increased 28% for the three and nine-month periods ended June 30, 2010, respectively. Our sales orders during the three months ended June 30, 2010 were significantly impacted by the expiration of the homebuyer federal tax credit, which occurred on April 30, 2010. We believe that the tax credit accelerated demand during the quarter, and that as a result, our sales orders were higher than normal in April but declined sharply in May and June. Sales demand remained weak in July. If the current weak sales demand persists, our sales volume in the fourth quarter of fiscal 2010 will likely be less than the comparable quarter of the prior year. Although housing affordability remains high, new homes available for sale have declined and the mortgage interest rate environment remains low, the significant decline in demand subsequent to the expiration of the federal tax credit has created uncertainty regarding the strength of current market conditions and the timing of a sustainable recovery.
     In comparing the three-month period ended June 30, 2010 to the same period of 2009, the largest percentage increase in net sales orders occurred in our Southeast region, resulting from new communities in our Florida markets. Conversely, our Midwest and Southwest regions experienced significant declines in net sales orders, due to continued weak demand in our Chicago and Phoenix markets. In comparing the nine-month periods, the largest percentage increases in net sales orders occurred in our East, Southeast and South Central regions resulting from new communities in the Carolinas, Florida and Texas, as well as lower cancellation rates achieved in these regions. Our sales volumes in the future will depend on the strength of the overall economy, primarily employment levels, and our ability to successfully implement our operating strategies in each of our markets.
     In comparing the three and nine-month periods ended June 30, 2010 to the same periods of 2009, the value of net sales orders fluctuated significantly among the regions, primarily due to the change in the number of homes sold in each respective region, and to a much lesser extent, small fluctuations in the average selling price of those homes.
     The average price of our net sales orders in the three months ended June 30, 2010 was $208,400, a slight increase from the $208,100 average in the comparable period of 2009. The average price of our net sales orders in the nine months ended June 30, 2010 was $207,400, an increase of 1% from the $205,500 average in the comparable period of 2009. We will continue our efforts to offer affordable product offerings to our target customer base and will seek to adjust our product mix, geographic mix and pricing within our homebuilding markets to meet market conditions.
     Our sales order cancellation rates (cancelled sales orders divided by gross sales orders for the period) during the three and nine months ended June 30, 2010 were 28% and 24%, respectively, compared to 26% and 31% during the same periods of 2009. These cancellation rates continue to be above historical levels. Our ability to reduce them to historical levels depends largely on the strength of the overall economy, and our ability to successfully implement operating strategies in each of our markets. We anticipate that cancellation rates will continue to fluctuate significantly until there is sustained stability in market conditions.

	Sales Order Backlog
	As of June 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
East	511	499	2%	$112.4	$117.6	(4)%	$220,000	$235,700	(7)%
Midwest	270	427	(37)%	79.3	112.0	(29)%	293,700	262,300	12%
Southeast	980	811	21%	195.0	151.1	29%	199,000	186,300	7%
South Central	1,658	2,087	(21)%	299.7	362.1	(17)%	180,800	173,500	4%
Southwest	344	643	(47)%	60.6	115.2	(47)%	176,200	179,200	(2)%
West	667	963	(31)%	207.4	267.5	(22)%	310,900	277,800	12%

	4,430	5,430	(18)%	$954.4	$1,125.5	(15)%	$215,400	$207,300	4%

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
     Our homes in backlog at June 30, 2010 declined 18% from the prior year as a result of closing homes at a greater rate than our sales pace, especially in the last two months of the June 2010 quarter. Given our lower level of backlog at the beginning of the fourth quarter as compared to last year, if the slower sales pace we experienced in July continues throughout the remainder of the quarter, our fourth quarter closings and revenues will likely be lower than the prior year.

	Homes Closed and Home Sales Revenue
	Three Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
East	652	351	86%	$150.6	$83.1	81%	$231,000	$236,800	(2)%
Midwest	350	274	28%	99.3	76.8	29%	283,700	280,300	1%
Southeast	1,337	718	86%	247.8	136.6	81%	185,300	190,300	(3)%
South Central	2,661	1,529	74%	456.8	269.3	70%	171,700	176,100	(2)%
Southwest	702	510	38%	118.5	86.8	37%	168,800	170,200	(1)%
West	1,103	858	29%	305.2	244.0	25%	276,700	284,400	(3)%

	6,805	4,240	60%	$1,378.2	$896.6	54%	$202,500	$211,500	(4)%

	Nine Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
East	1,630	1,012	61%	$381.7	$240.0	59%	$234,200	$237,200	(1)%
Midwest	940	743	27%	259.1	206.5	25%	275,600	277,900	(1)%
Southeast	3,148	2,059	53%	573.6	393.6	46%	182,200	191,200	(5)%
South Central	6,411	4,231	52%	1,096.7	745.0	47%	171,100	176,100	(3)%
Southwest	1,657	1,624	2%	286.3	304.4	(6)%	172,800	187,400	(8)%
West	2,808	2,224	26%	783.7	663.6	18%	279,100	298,400	(6)%

	16,594	11,893	40%	$3,381.1	$2,553.1	32%	$203,800	$214,700	(5)%

  Home Sales Revenue
     Revenues from home sales increased 54%, to $1,378.2 million (6,805 homes closed) for the three months ended June 30, 2010, from $896.6 million (4,240 homes closed) for the comparable period of 2009. Revenues from home sales increased 32%, to $3,381.1 million (16,594 homes closed) for the nine months ended June 30, 2010, from $2,553.1 million (11,893 homes closed) for the comparable period of 2009. The average selling price of homes closed during the three months ended June 30, 2010 was $202,500, down 4% from the $211,500 average for the same period of 2009. The average selling price of homes closed during the nine months ended June 30, 2010 was $203,800, down 5% from the $214,700 average for the same period of 2009. During the three and nine months ended June 30, 2010, home sales revenues increased significantly in most of our market regions, resulting from increases in the number of homes closed.
     The number of homes closed in the three and nine months ended June 30, 2010 increased 60% and 40%, respectively, due to increases in all six of our market regions. The increase in home closings reflects the impact of the first-time homebuyer’s federal tax credit, which required buyers to close on their home purchase transaction by June 30, 2010, which we believe helped to stimulate demand for home closings during the first nine months of fiscal 2010. We also believe that our operating strategy of selectively starting construction on unsold homes, which made additional housing inventory available to close by June 30, 2010, benefitted our home closings volume by better capturing this demand. In the nine-month period, the Southwest region had only a 2% increase in homes closed due to both weak demand in the Phoenix market and prior year efforts to reduce completed home inventories in that market. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and amount of revenue we will generate.
Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Gross profit – Home sales	17.2%	11.3%	17.4%	13.4%
Gross profit – Land/lot sales	—%	4.6%	24.1%	10.9%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(2.2)%	(12.1)%	(1.0)%	(8.3)%
Gross profit (loss) – Total homebuilding	15.0%	(0.9)%	16.4%	5.0%
Selling, general and administrative expense	10.4%	14.7%	11.8%	15.0%
Interest expense	1.4%	2.2%	2.0%	2.7%
Loss (gain) on early retirement of debt, net	0.6%	0.4%	0.2%	(0.2)%
Other (income)	(0.1)%	(0.2)%	(0.2)%	(0.3)%
Income (loss) before income taxes	2.7%	(18.0)%	2.5%	(12.1)%
  Home Sales Gross Profit
     Gross profit from home sales increased by 133%, to $237.1 million for the three months ended June 30, 2010, from $101.6 million for the comparable period of 2009. As a percentage of home sales revenues, gross profit from home sales increased 590 basis points, to 17.2%. Approximately 510 basis points of the increase in the home sales gross profit percentage was a result of the average cost of our homes declining by more than our average selling prices, caused largely by a reduction in our construction costs on homes closed during the current quarter. The reduction in construction costs primarily results from changes in product design, as well as cost reductions obtained from our suppliers and sub-contractors in prior periods. In addition, the increase in home sales gross profit is partially due to our efforts beginning in fiscal 2009 to acquire lot positions in new communities and construct and close houses from these new projects. Homes closed on these recently acquired finished lots are yielding higher gross profits than those on land and lots acquired in prior years. Approximately 60 basis points of the increase was due to a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues resulting from reductions in our interest and property taxes incurred and capitalized over the past year and more closings occurring on acquired finished lots, rather than internally developed lots. Approximately 20 basis points of the increase was due to the change in estimated costs of warranty and construction defect claims as a percentage of home sales revenue.
     Gross profit from home sales increased by 72%, to $587.6 million for the nine months ended June 30, 2010, from $341.6 million for the comparable period of 2009. As a percentage of home sales revenues, gross profit from home sales increased 400 basis points, to 17.4%. Generally, the factors impacting gross margin for the nine-month period ended June 30, 2010 were similar to those discussed for the three-month period. Specifically, the improvement in our cost of homes as compared to average selling price contributed 360 basis points to the increase and the decrease in the amortization of capitalized interest and property taxes contributed 70 basis points. These increases were partially offset by a decrease of 30 basis points due to the change in estimated costs of warranty and construction defect claims as a percentage of home sales revenue.
     Future changes in gross profit percentages are impacted by the use of sales incentives and price adjustments to generate an adequate volume of home closings and are uncertain in the current housing market.

  Land Sales Revenue
     Land sales revenues decreased substantially to $0.1 million for the three months ended June 30, 2010, and 92% to $2.9 million for the nine months ended June 30, 2010, from $17.5 million and $36.6 million, respectively, in the comparable periods of 2009. Of the $36.6 million of revenues in the first nine months of fiscal 2009, $24.1 million related to land sale transactions in the fourth quarter of fiscal 2008 for which recognition of the revenue had been deferred due to the terms of the sale. Fluctuations in revenues from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we also sell residential lots or land parcels to manage our land and lot supply. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales fluctuate from period to period. As of June 30, 2010, we had $4.4 million of land held for sale which we expect to sell in the next twelve months.

	Inventory Impairments and Land Option Cost Write-offs
	Three Months Ended June 30,
	2010			2009
		Land Option			Land Option
	Inventory	Cost Write-offs		Inventory	Cost Write-offs
	Impairments	(Recoveries)	Total	Impairments	(Recoveries)	Total
	(In millions)
East	$5.3	$0.2	$5.5	$9.5	$0.5	$10.0
Midwest	17.0	0.1	17.1	18.2	7.6	25.8
Southeast	6.4	0.2	6.6	19.7	0.1	19.8
South Central	0.2	0.1	0.3	11.3	—	11.3
Southwest	—	—	—	11.9	(0.3)	11.6
West	0.2	0.6	0.8	32.3	—	32.3

	$29.1	$1.2	$30.3	$102.9	$7.9	$110.8

	Nine Months Ended June 30,
	2010			2009
		Land Option			Land Option
	Inventory	Cost Write-offs		Inventory	Cost Write-offs
	Impairments	(Recoveries)	Total	Impairments	(Recoveries)	Total
	(In millions)
East	$7.4	$(0.2)	$7.2	$15.1	$0.4	$15.5
Midwest	17.0	0.1	17.1	31.3	7.6	38.9
Southeast	7.9	0.2	8.1	25.7	0.1	25.8
South Central	0.4	0.3	0.7	13.6	1.7	15.3
Southwest	0.3	—	0.3	19.6	2.9	22.5
West	0.2	0.3	0.5	97.7	(0.5)	97.2

	$33.2	$0.7	$33.9	$203.0	$12.2	$215.2

	Carrying Values of Potentially Impaired and Impaired Communities
	at June 30, 2010
		Inventory with		Analysis of Communities with Impairment Charges
		Impairment Indicators		Recorded at June 30, 2010
					Inventory
	Total				Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
	(Values in millions)
East	174	8	$54.7	1	$12.0	$6.7
Midwest	58	13	138.4	5	58.1	41.1
Southeast	272	18	67.3	2	12.2	5.8
South Central	309	14	38.3	1	1.9	1.7
Southwest	97	12	42.4	—	—	—
West	168	12	94.6	1	2.6	2.4

	1,078	77	$435.7	10	$86.8	$57.7

	Carrying Values of Potentially Impaired and Impaired Communities
	at September 30, 2009
		Inventory with		Analysis of Communities with Impairment Charges
		Impairment Indicators		Recorded at September 30, 2009
					Inventory
	Total				Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
	(Values in millions)
East	129	17	$157.8	4	$85.1	$45.9
Midwest	50	19	143.0	7	47.8	32.8
Southeast	205	27	97.5	15	40.9	29.8
South Central	279	31	106.2	4	17.7	14.2
Southwest	84	21	104.3	8	53.0	36.2
West	152	46	354.3	20	176.8	87.5

	899	161	$963.1	58	$421.3	$246.4

(1)	A community may consist of land held for development, residential land and lots developed and under development, and construction in progress and finished homes. A particular community often includes inventory in more than one category. Further, a community may contain multiple parcels with varying product types (e.g. entry level and move-up single family detached, as well as attached product types). Some communities have no homes under construction, finished homes, or current home sales efforts or activity.
  Inventory Impairments and Land Option Cost Write-offs
     At June 30, 2010, the assumptions utilized in our quarterly impairment evaluation reflected our expectation of continued challenging conditions and uncertainties in the homebuilding industry and in our markets. As we continue to analyze the strength of the economy (measured largely in terms of job growth), the level of underlying demand for new homes and our operating performance, the level of impairments in future quarters will likely fluctuate and may increase.
     Our impairment evaluation indicated communities with a combined carrying value of $435.7 million as of June 30, 2010 had indicators of potential impairment, and these communities were evaluated for impairment. The analysis of the large majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that we do not intend to develop or operate in current market conditions, slight increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, we estimated the remaining lives of these communities to range from six months to in excess of ten years. In performing this analysis, we utilized a range of discount rates for communities of 14% to 20%, which is consistent with the rates used in fiscal 2009. Through this evaluation process, we determined that communities with a carrying value of $86.8 million as of June 30, 2010, were impaired. As a result, during the three months ended June 30, 2010, we recorded impairment charges of $29.1 million to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $102.9 million in the same period of the prior year. During the nine months ended June 30, 2010 and 2009, impairment charges totaled $33.2 million and $203.0 million, respectively. In the three months ended June 30, 2010, approximately 93% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 7% of the charges were recorded to construction in progress and finished homes inventory, compared to 89% and 11%, respectively, in the same period of 2009. In the nine months ended June 30, 2010, approximately 91% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 9% of the charges were recorded to construction in progress and finished homes inventory, compared to 79% and 21%, respectively, in the same period of 2009.
     Of the remaining $348.9 million carrying value of communities with impairment indicators which were determined not to be impaired at June 30, 2010, the largest concentrations were in California (22%), Illinois (17%), Florida (15%), Arizona (11%) and Texas (10%). It is possible that our estimate of undiscounted cash flows from these communities may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to construct the homes. The pricing and incentive levels are often inter-related with sales pace within a community such that a price reduction can be expected to increase the sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new homes and existing homes, some of which may result from foreclosures. If conditions worsen in the broader economy, homebuilding industry or specific markets in which we operate, and as we re-evaluate specific community pricing and incentives, construction and development plans, and our overall land sale strategies, we may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges.
     During the three-month periods ended June 30, 2010 and 2009, we wrote off $1.2 million and $7.9 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts which are not expected to be acquired. During the nine-month periods ended June 30, 2010 and 2009, we wrote off $0.7 million and $12.2 million, respectively, of such deposits and costs. At June 30, 2010, outstanding earnest money deposits and pre-acquisition costs associated with our portfolio of land and lot option purchase contracts totaled $10.6 million and $10.3 million, respectively.
     In the three and nine-month periods ended June 30, 2010, inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 220 basis points and 100 basis points, respectively, compared to 1,210 basis points and 830 basis points, respectively, in the same periods of 2009.
  Selling, General and Administrative (SG&A) Expense
     SG&A expense from homebuilding activities increased by 7% to $143.2 million in the three months ended June 30, 2010, and 3% to $400.3 million in the nine months ended June 30, 2010, from the comparable periods of 2009. As a percentage of homebuilding revenues, SG&A expense decreased 430 basis points, to 10.4% and 320 basis points, to 11.8% in the three and nine-month periods ended June 30, 2010, respectively, from 14.7% and 15.0% in the comparable periods of 2009. The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 60% of SG&A costs in the three and nine-month periods ended June 30, 2010, and 55% of SG&A costs in the comparable periods of fiscal 2009. These costs increased by 16%, to $86.5 million in the three months ended June 30, 2010 and by 12%, to $238.3 million in the nine months ended June 30, 2010, from the comparable periods of 2009. Our homebuilding operations employed approximately 2,565 and 2,280 employees at June 30, 2010 and 2009, respectively.
     A portion of compensation expense relates to our long-term incentive bonus program, which provides for the Compensation Committee of our Board of Directors to grant performance units to our Chairman of the Board and our Chief Executive Officer. The actual number of performance units earned is based upon our level of performance on defined metrics as compared to a group of our peers. The earned award will have a value equal to the number of earned units multiplied by the closing price of our common stock at the end of the performance period and may be paid in cash, equity or a combination of both. The Compensation Committee has the discretion to reduce the number of performance units awarded from the number of units earned. Performance units were granted in 2008 and 2009 with 33-month performance periods ending on September 30, 2010 and 2011, respectively. Our liability for these awards is based on our performance against the peer group, the elapsed portion of the performance period and our stock price as of each reporting date, and assumes no future reduction of the earned performance units by the Compensation Committee. Because the values of the earned performance units are dependent on our performance and our common stock price, and because the final award can be reduced at the discretion of the Compensation Committee, this liability can be subject to a great deal of volatility. The liability related to the 2008 and 2009 performance unit grants was $16.8 million and $11.3 million at June 30, 2010 and September 30, 2009, respectively. Expenses related to these grants were $0.1 million and $5.6 million for the three and nine months ended June 30, 2010, respectively, and $1.2 million and $3.6 million for the three and nine months ended June 30, 2009, respectively.
     Our homebuilding SG&A expense as a percentage of revenues can vary significantly between quarters, depending largely on the fluctuations in quarterly revenue levels. We continually attempt to adjust our SG&A infrastructure to support our expected closings volume; however, we cannot make assurances that our actions will permit us to maintain or improve upon the current SG&A expense as a percentage of revenues. It has become more difficult to reduce SG&A expense as the size of our operations has decreased. If revenues decrease and we are unable to sufficiently adjust our SG&A, future SG&A expense as a percentage of revenues will increase.
  Interest Incurred
     We capitalize homebuilding interest costs to inventory during active development and construction. Due to the decrease in the size of our operations, our inventory under active development and construction has been lower than our debt level; therefore, a portion of our interest incurred must be expensed. We expensed $19.6 million and $69.3 million of interest incurred during the three and nine-month periods ended June 30, 2010, compared to $21.8 million and $70.4 million in the same periods of 2009.
     Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, was 3.4% of total home and land/lot cost of sales in both the three and nine-month periods ended June 30, 2010, compared to 3.7% and 4.0%, respectively, in the same periods of 2009. Interest incurred is related to the average level of our homebuilding debt outstanding during the period. Comparing the three and nine months ended June 30, 2010 with the same periods of 2009, interest incurred related to homebuilding debt decreased 10% to $41.3 million, and 10% to $136.9 million, respectively, primarily due to decreases in our average homebuilding debt.
  Gain/Loss on Early Retirement of Debt
     We retired $345.2 million and $752.7 million of the principal amounts of our senior and senior subordinated notes prior to their maturity during the three and nine months ended June 30, 2010, respectively, compared to $87.8 million and $308.3 million in the same periods of 2009. We recognized net losses of $8.3 million and $6.7 million in the three and nine months ended June 30, 2010, respectively, related to the early retirement of these notes compared to net gains of $3.7 million and $12.0 million in the comparable periods of 2009. The gains in the 2009 periods were offset by a $7.6 million loss resulting from the write-off of unamortized fees in connection with the early termination of our revolving credit facility in May 2009.
  Other Income
     Other income, net of other expenses, associated with homebuilding activities was $1.7 million and $6.5 million in the three and nine months ended June 30, 2010, respectively, compared to $2.2 million and $8.7 million in the same periods of 2009. The largest component of other income in all four periods was interest income.

  Homebuilding Results by Reporting Region

	Three Months Ended June 30,
	2010			2009
		Homebuilding			Homebuilding
		Income (Loss)	% of		Income (Loss)	% of
	Homebuilding	Before	Region	Homebuilding	Before	Region
	Revenues	Income Taxes (1)	Revenues	Revenues	Income Taxes (1)	Revenues
	(In millions)
East	$150.6	$(4.3)	(2.9)%	$84.8	$(22.7)	(26.8)%
Midwest	99.3	(18.8)	(18.9)%	76.9	(41.2)	(53.6)%
Southeast	247.9	4.3	1.7%	146.5	(30.7)	(21.0)%
South Central	456.8	40.3	8.8%	270.6	(6.4)	(2.4)%
Southwest	118.5	7.9	6.7%	86.8	(15.7)	(18.1)%
West	305.2	8.0	2.6%	248.5	(49.5)	(19.9)%

	$1,378.3	$37.4	2.7%	$914.1	$(166.2)	(18.2)%

	Nine Months Ended June 30,
	2010			2009
		Homebuilding			Homebuilding
		Income (Loss)	% of		Income (Loss)	% of
	Homebuilding	Before	Region	Homebuilding	Before	Region
	Revenues	Income Taxes (1)	Revenues	Revenues	Income Taxes (1)	Revenues
	(In millions)
East	$381.8	$(6.6)	(1.7)%	$241.7	$(39.4)	(16.3)%
Midwest	259.2	(23.7)	(9.1)%	210.3	(74.0)	(35.2)%
Southeast	575.8	2.5	0.4%	414.2	(48.1)	(11.6)%
South Central	1,097.2	81.9	7.5%	747.5	6.7	0.9%
Southwest	286.3	13.0	4.5%	307.0	(24.9)	(8.1)%
West	783.7	17.5	2.2%	669.0	(135.4)	(20.2)%

	$3,384.0	$84.6	2.5%	$2,589.7	$(315.1)	(12.2)%

(1)	Expenses maintained at the corporate level are allocated to each segment based on the segment’s average inventory. These expenses consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating our corporate office.
     East Region — Homebuilding revenues increased 78% and 58% in the three and nine months ended June 30, 2010, respectively, from the comparable periods of 2009, primarily due to increases in the number of homes closed, with the largest increases occurring in our New Jersey and Carolina markets. The region reported losses before income taxes of $4.3 million and $6.6 million in the three and nine months ended June 30, 2010, compared to losses of $22.7 million and $39.4 million for the same periods of 2009. The results were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $5.5 million and $7.2 million in the three and nine months ended June 30, 2010, respectively, and $10.0 million and $15.5 million in the comparable periods of 2009. The region’s gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased 740 basis points and 390 basis points in the three and nine months ended June 30, 2010, respectively, compared to the same periods of 2009. These increases were a result of a reduction in the construction costs of our homes closed during the three and nine-month periods. In the current year three and nine-month periods, the reduction in the region’s SG&A as a percentage of homebuilding revenues contributed 630 basis points and 520 basis points, respectively, to the region’s improvement in losses before income taxes as a percentage of homebuilding revenues, as the region’s additional closing volume helped leverage these SG&A expenses.
     Midwest Region — Homebuilding revenues increased 29% and 23% in the three and nine months ended June 30, 2010, respectively, from the comparable periods of 2009, primarily due to increases in the number of homes closed in all of our markets. The region reported losses before income taxes of $18.8 million and $23.7 million in the three and nine months ended June 30, 2010, respectively, compared to losses of $41.2 million and $74.0 million for the same periods of 2009. The results were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $17.1 million in the three and nine months ended June 30, 2010, and $25.8 million and $38.9 million in the comparable periods of 2009. The region’s home sales gross profit percentage increased 1,190 basis points and 900 basis points in the three and nine months ended June 30, 2010, respectively, compared to the same periods of 2009. The increases were a result of higher margins, primarily in our Denver market, which also benefitted from lower warranty costs on previously closed homes. In the current year three and nine-month periods, the reduction in the region’s SG&A as a percentage of homebuilding revenues contributed 540 basis points and 460 basis points, respectively, to the region’s improvement in losses before income taxes as a percentage of homebuilding revenues. Although these results reflect improvements over the prior year periods, we experienced a significant decline in net sales orders in this region during the current quarter. This decline was due to continued weak demand in our Chicago market, and we expect conditions in this market to remain challenging in the near-term.
     Southeast Region — Homebuilding revenues increased 69% and 39% in the three and nine months ended June 30, 2010, respectively, from the comparable periods of 2009, primarily due to increases in the number of homes closed, with the largest increases occurring in our central Florida and Atlanta markets. The region reported income before income taxes of $4.3 million and $2.5 million in the three and nine months ended June 30, 2010, respectively, compared to losses before income taxes of $30.7 million and $48.1 million for the same periods of 2009. The results were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $6.6 million and $8.1 million in the three and nine months ended June 30, 2010, respectively, and $19.8 million and $25.8 million in the comparable periods of 2009. The region’s home sales gross profit percentage increased 680 basis points and 460 basis points in the three and nine months ended June 30, 2010, respectively, compared to the same periods of 2009. The increases were a result of higher margins on homes closed in the majority of the region’s markets, led by our south and central Florida markets. The increases in homes sales gross profit percentage were a result of construction costs declining at a faster rate than the decline in average selling price on homes closed during the three and nine months ended June 30, 2010. In addition, the increase in home sales gross profit is partially due to our efforts since the beginning of fiscal 2009 to acquire lot positions in new communities and construct and close houses from these new projects. Homes closed on these recently acquired finished lots are yielding higher gross profits than those on land and lots acquired in prior years. In the current year three and nine-month periods, the reduction in the region’s SG&A as a percentage of homebuilding revenues contributed 430 basis points and 250 basis points, respectively, to the region’s improvement in income before income taxes as a percentage of homebuilding revenues.
     South Central Region — Homebuilding revenues increased 69% and 47% in the three and nine months ended June 30, 2010, respectively, from the comparable period of 2009, primarily due to increases in the number of homes closed, with the largest increases occurring in our Austin, Houston and Dallas/Fort Worth markets. The region reported income before income taxes of $40.3 million and $81.9 million in the three and nine months ended June 30, 2010, respectively, compared to a loss of $6.4 million and income of $6.7 million for the same periods of 2009. The improvement was due in large part to the increase in revenue, combined with the region’s home sales gross profit percentage increasing 350 basis points and 310 basis points in the three and nine months ended June 30, 2010, respectively, compared to the same periods of 2009 due to higher margins on homes closed in the majority of our markets. These higher margins were primarily attributable to reductions in construction costs of our homes. Additionally, a decrease in inventory impairment charges and earnest money and pre-acquisition cost write-offs, which were $0.3 million and $0.7 million in the three and nine months ended June 30, 2010, respectively, compared to $11.3 million and $15.3 million in the same periods of 2009, contributed to the region’s increase in income before income taxes.
     Southwest Region — Homebuilding revenues increased 37% and decreased 7% in the three and nine months ended June 30, 2010, respectively, from the comparable periods of 2009, due to decreases in the number of homes closed and in the average selling price of those homes. The decreases in revenues and homes closed were due to continuing weakness in the Phoenix market. The region reported income before income taxes of $7.9 million and $13.0 million in the three and nine months ended June 30, 2010, respectively, compared to losses of $15.7 million and $24.9 million for the same periods of 2009. The losses in 2009 were due in large part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $11.6 million and $22.5 million in the three and nine months ended June 30, 2009, respectively. The region’s home sales gross profit percentage increased 550 basis points and 300 basis points in the three and nine months ended June 30, 2010, respectively, compared to the same periods of 2009. The increases were a result of the average cost of the region’s homes declining by more than the average selling prices, driven in large part by reductions in home construction costs. In addition, the increase in home sales gross profit is partially due to our recent efforts to acquire lot positions in new communities and construct and close houses from these projects.
     West Region — Homebuilding revenues increased 23% and 17% in the three and nine months ended June 30, 2010, respectively, from the comparable periods of 2009, due to increases in the number of homes closed which were partially offset by decreases in the average selling price of those homes. For the nine-month period ended June 30, 2010, the largest increases in homes closed occurred in our Seattle and Southern California markets. The region reported income before income taxes of $8.0 million and $17.5 million in the three and nine months ended June 30, 2010, respectively, compared to losses of $49.5 million and $135.4 million for the same periods of 2009. The losses in 2009 were due in large part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $32.3 million and $97.2 million in the three and nine months ended June 30, 2009, respectively. The region’s home sales gross profit percentage increased 540 basis points and 350 basis points in the three and nine months ended June 30, 2010, respectively, compared to the same periods of 2009. The increases were a result of higher margins on homes closed in the majority of the region’s markets, driven in large part by reductions in home construction costs. In the current year three and nine-month periods, the reduction in the region’s SG&A as a percentage of homebuilding revenues contributed 390 basis points and 430 basis points, respectively, to the region’s improvement in income before income taxes as a percentage of homebuilding revenues as a result of absolute reductions in SG&A expenses, as well as the additional revenue providing more leverage against these costs.

LAND AND LOT POSITION AND HOMES IN INVENTORY
     The following is a summary of our land and lot position and homes in inventory at June 30, 2010 and September 30, 2009:

	As of June 30, 2010				As of September 30, 2009
		Lots				Lots
		Controlled				Controlled
		Under Lot	Total			Under Lot	Total
		Option and	Land/Lots	Homes		Option and	Land/Lots	Homes
	Land/Lots	Similar	Owned and	in	Land/Lots	Similar	Owned and	in
	Owned	Contracts (1)	Controlled	Inventory	Owned	Contracts (1)	Controlled	Inventory
East	10,700	4,200	14,900	1,400	11,000	2,000	13,000	1,400
Midwest	6,000	500	6,500	800	6,500	500	7,000	800
Southeast	23,500	9,000	32,500	2,300	21,000	5,000	26,000	2,200
South Central	21,300	9,300	30,600	3,500	22,500	9,000	31,500	4,400
Southwest	5,800	1,800	7,600	900	6,000	1,000	7,000	1,100
West	21,900	2,500	24,400	1,900	22,500	2,000	24,500	1,700

	89,200	27,300	116,500	10,800	89,500	19,500	109,000	11,600

	77%	23%	100%		82%	18%	100%

(1)	Excludes approximately 6,300 and 7,000 lots at June 30, 2010 and September 30, 2009, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, and have reserved the deposits related to these contracts but the underlying contract has not yet been terminated.
     At June 30, 2010, we owned or controlled approximately 116,500 lots, compared to approximately 109,000 lots at September 30, 2009. Of the 116,500 total lots, we controlled approximately 27,300 lots (23%), with a total remaining purchase price of approximately $921.3 million, through land and lot option purchase contracts with a total of $10.6 million in earnest money deposits. At June 30, 2010, approximately 22,200 of our owned lots were finished.
     We had a total of approximately 10,800 homes in inventory, including approximately 1,200 model homes at June 30, 2010, compared to approximately 11,600 homes in inventory, including approximately 1,100 model homes at September 30, 2009. Of our total homes in inventory, approximately 6,100 and 5,800 were unsold at June 30, 2010 and September 30, 2009, respectively. At June 30, 2010, approximately 3,200 of our unsold homes were completed, of which approximately 700 homes had been completed for more than six months. At September 30, 2009, approximately 2,200 of our unsold homes were completed, of which approximately 800 homes had been completed for more than six months.
     Our current strategy is to take advantage of market opportunities by entering into new lot option contracts to purchase finished lots in selected communities to potentially increase sales volumes and profitability. We will renegotiate existing lot option contracts as necessary to reduce our lot costs and better match the scheduled lot purchases with new home demand in each community. We also will continue to manage our inventory of homes under construction by selectively starting construction on unsold homes to capture new home demand, while monitoring the number and aging of unsold homes and aggressively marketing our unsold, completed homes in inventory.

RESULTS OF OPERATIONS – FINANCIAL SERVICES
     The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and nine-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	4,119	2,925	41%	10,106	8,020	26%
Number of homes closed by D.R. Horton	6,805	4,240	60%	16,594	11,893	40%
DHI Mortgage capture rate	61%	69%		61%	67%

Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	4,141	2,950	40%	10,166	8,093	26%
Total number of loans originated or brokered by DHI Mortgage	4,443	3,704	20%	11,046	9,948	11%
Captive business percentage	93%	80%		92%	81%

Loans sold by DHI Mortgage to third parties	3,984	3,469	15%	10,450	10,475	—%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In millions)
Loan origination fees	$5.2	$4.5	16%	$13.4	$14.3	(6)%
Sale of servicing rights and gains from sale of mortgages	17.0	16.6	2%	44.6	39.7	12%
Recourse expense	(3.1)	(4.4)	(30)%	(11.7)	(24.2)	(52)%

Sale of servicing rights and gains from sale of mortgages, net	13.9	12.2	14%	32.9	15.5	112%
Other revenues	2.4	2.0	20%	5.6	6.4	(13)%
Reinsurance expense	(0.6)	(4.8)	(88)%	(1.4)	(10.5)	(87)%

Other revenues, net	1.8	(2.8)	164%	4.2	(4.1)	202%

Total mortgage operations revenues	20.9	13.9	50%	50.5	25.7	96%
Title policy premiums, net	6.9	4.9	41%	17.2	13.4	28%

Total revenues	27.8	18.8	48%	67.7	39.1	73%
General and administrative expense	21.2	18.1	17%	57.2	58.5	(2)%
Interest expense	0.7	0.2	250%	1.4	1.2	17%
Interest and other (income)	(3.0)	(2.3)	30%	(7.5)	(8.0)	(6)%

Income (loss) before income taxes	$8.9	$2.8	218%	$16.6	$(12.6)	232%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues (1)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Recourse and reinsurance expense	11.7%	32.9%	16.2%	47.0%
General and administrative expense	67.3%	64.6%	70.8%	79.3%
Interest expense	2.2%	0.7%	1.7%	1.6%
Interest and other (income)	(9.5)%	(8.2)%	(9.3)%	(10.8)%
Income (loss) before income taxes	28.3%	10.0%	20.5%	(17.1)%
     (1) Excludes the effects of recourse and reinsurance charges on financial services revenues

Mortgage Loan Activity
     In the three and nine-month periods ended June 30, 2010, total first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 41% and 26%, respectively, compared to the comparable prior year periods. The percentage increases in loans originated was lower than the percentage increases in the number of homes closed by our homebuilding operations during the same periods due to decreases in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing).
     Home closings from our homebuilding operations constituted 93% and 92% of DHI Mortgage loan originations in the three and nine-month periods ended June 30, 2010, respectively, compared to 80% and 81% in the comparable periods of 2009. These consistently high rates reflect DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations. The relatively higher captive percentages in the current year periods reflect a lower level of refinancing activity than in the prior year.
     The number of loans sold to third-party purchasers increased by 15% in the three-month period ended June 30, 2010, as compared to the same period in 2009, and were essentially unchanged between the nine-month periods ended June 30, 2010 and 2009. Loans are typically sold within 30 days of origination. Fluctuations in the volume of loans sold for a given period may not correspond to the change in loan origination volume because of the timing of loan sales, which for any quarter generally represents the loans originated in the last month of the prior quarter plus the first two months of the current quarter. Virtually all of the mortgage loans originated during the nine months ended June 30, 2010 and mortgage loans held for sale on June 30, 2010 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (GNMA). Approximately 88% of the mortgage loans sold by DHI Mortgage during the nine months ended June 30, 2010 were sold to two major financial institutions pursuant to their loan purchase agreements with DHI Mortgage. If we are unable to sell our mortgages to these or other purchasers, our ability to originate and sell mortgage loans could be significantly reduced and the profitability of our financial services operations could be negatively impacted.
Financial Services Revenues and Expenses
     Loan origination fees increased 16% and decreased 6%, to $5.2 million and $13.4 million in the three and nine months ended June 30, 2010, respectively, from $4.5 million and $14.3 million in the comparable periods of 2009. The decrease in loan origination fees during the nine-month period relates to the adoption of the FASB’s authoritative guidance for fair value measurements of certain financial instruments on October 1, 2008. The authoritative guidance required net origination costs and fees associated with mortgage loans to be recognized at origination and no longer deferred until the time of sale. Therefore, during the three months ended December 31, 2008, we recognized $2.4 million of loan origination fees and $5.0 million of general and administrative (G&A) costs related to prior period loan originations. Revenues from the sale of servicing rights and gains from sale of mortgages increased 2% and 12%, to $17.0 million and $44.6 million in the three and nine months ended June 30, 2010, from $16.6 million and $39.7 million in the comparable periods of 2009. Comparing the three months ended June 30, 2010 to the same period of 2009, the increase in revenue from the sale of servicing rights and gains from sale of mortgages was less than the increase in loans sold primarily due to lower service release premiums resulting from a declining interest rate environment during the quarter ended June 30, 2010. Comparing the nine months ended June 30, 2010 to the same period of 2009, the increase in revenue from the sale of servicing rights and gains from sale of mortgages was greater than the relatively constant loan sales volume primarily due to increases in the net cumulative fair value adjustments related to our written loan commitments and closed mortgage loans. Charges related to recourse obligations were $3.1 million and $11.7 million in the three and nine-month periods ended June 30, 2010, respectively, compared to $4.4 million and $24.2 million in the same periods of 2009. The calculation of our required repurchase loss reserve is based upon an analysis of repurchase requests received, our actual repurchases and losses through the disposition of such loans, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional recourse expense may be incurred. Also, a subsidiary of ours reinsured a portion of private mortgage insurance written on loans originated by DHI Mortgage in prior years. Charges to increase reserves for expected losses on the reinsured loans were $0.6 million and $1.4 million in the three and nine-month periods ended June 30, 2010, compared to $4.8 million and $10.5 million in the same periods of 2009.

     G&A expense associated with financial services increased 17% and decreased 2%, to $21.2 million and $57.2 million in the three and nine months ended June 30, 2010, respectively, from the comparable periods of 2009. The largest component of our financial services G&A expense is employee compensation and related costs, which represented 80% and 78% of G&A costs in the three and nine-month periods of fiscal 2010, respectively, compared to 75% in the same periods of fiscal 2009. These costs increased 25%, to $17.0 million and 3%, to $44.8 million in the three and nine months ended June 30, 2010, respectively, compared to the respective prior year periods. The increase in the current quarter was due to an increase in the number of financial services employees to 690 at June 30, 2010, from 570 at June 30, 2009 to support our increased volume and higher mortgage purchaser underwriting guidelines. Comparing the nine-month periods, the effect of the increase in the number of employees on compensation expense in the current year period was largely offset by the recognition of additional compensation expense in the prior year period due to the adoption of the FASB’s authoritative guidance for fair value measurements of certain financial instruments. The adoption of this guidance resulted in the recognition of an additional $5.0 million of compensation expense related to prior period loan originations during the three months ended December 31, 2008.
     As a percentage of financial services revenues, excluding the effects of recourse and reinsurance expense, G&A expense in the three and nine-month periods ended June 30, 2010 increased to 67.3% and decreased to 70.8%, respectively, from 64.6% and 79.3% in the comparable periods of 2009. The decrease in the nine-month period was primarily due to the adoption of the FASB’s authoritative guidance for fair value measurements of certain financial instruments as discussed above. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur as some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.
RESULTS OF OPERATIONS – CONSOLIDATED
Income (Loss) before Income Taxes
     Income before income taxes for the three months ended June 30, 2010 was $46.3 million, compared to a loss before income taxes of $163.4 million for the same period of 2009. Income before income taxes for the nine months ended June 30, 2010 was $101.2 million, compared to a loss before income taxes of $327.7 million for the same period of 2009. The difference in our operating results for the three and nine months ended June 30, 2010 compared to a year ago is primarily due to the higher volume of homes closed which resulted in higher revenues, a higher gross profit from home sales revenues and lower inventory impairment charges.
Income Taxes
     The benefit from income taxes for the three and nine months ended June 30, 2010 was $4.2 million and $152.7 million, respectively, compared to a benefit from income taxes of $19.6 million and $12.8 million in the comparable periods of the prior year. The benefit from income taxes for the nine months ended June 30, 2010 consists of a benefit of $208.0 million from a change in federal tax law which expanded the number of years we can carry back net operating losses, offset by a provision for income taxes of $3.0 million for state income taxes and an increase for unrecognized tax benefits of $52.3 million. We do not have meaningful effective tax rates for the nine-month period ended June 30, 2010 and the comparable period of the prior year because of losses from operations before taxes in the prior year, the impact of valuation allowances on our net deferred tax assets and the change in tax law in the current year.
     On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and amended Section 172 of the Internal Revenue Code. This tax law change allows a net operating loss realized in one of our fiscal 2008, 2009 or 2010 years to be carried back up to five years (previously limited to a two-year carryback). We elected to carry back our fiscal 2009 net operating loss. This resulted in a benefit from income taxes of $208.0 million during the nine-month period ended June 30, 2010.
     We had income taxes receivable of $32.6 million and $293.1 million at June 30, 2010 and September 30, 2009, respectively. During the nine months ended June 30, 2010, we received income tax refunds totaling $471.5 million which resulted from tax losses generated in fiscal 2008 and 2009. The income taxes receivable at June 30, 2010 relate to additional federal and state income tax refunds we expect to receive.

     At June 30, 2010 and September 30, 2009, we had net deferred income tax assets of $879.2 million and $1,073.9 million, respectively, offset by valuation allowances of $879.2 million and $1,073.9 million, respectively. Tax benefits of $81.4 million for state net operating loss carryforwards that expire (beginning at various times depending on the tax jurisdiction) from fiscal 2013 to fiscal 2029 are included in the amounts. We assess, on a quarterly basis, the realizability of our deferred tax assets and record a valuation allowance sufficient to reduce the deferred tax assets to the amount that is more likely than not to be realized. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws also affect actual tax results and the valuation of deferred tax assets over time.
     The total amount of unrecognized tax benefits (which includes interest, penalties, and the tax benefit relating to the deductibility of interest and state income taxes) was $76.3 million and $24.0 million as of June 30, 2010 and September 30, 2009, respectively. The increase relates primarily to our election to carryback our fiscal 2009 net operating loss to fiscal 2004 and 2005, thereby fully utilizing the net operating loss which existed at September 30, 2009. It is reasonably possible that, within the next 12 months, the amount of unrecognized tax benefits may decrease as much as $49.7 million as a result of a ruling request filed by us with the Internal Revenue Service (IRS) concerning capitalization of inventory costs. If the IRS rules favorably on the ruling request, our unrecognized tax benefits would be reduced, resulting in a benefit from income taxes in our consolidated statement of operations. We classify interest and penalties on income taxes as income tax expense.
     We are subject to federal income tax and to income tax in multiple states. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2004 through 2010. We are currently being audited by various states.
CAPITAL RESOURCES AND LIQUIDITY
     We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt securities. During the challenging homebuilding market conditions experienced over the past few years, we have been operating with a primary focus to generate cash flows through reductions in assets and tax refunds. The generation of cash flow has allowed us to increase our liquidity and strengthen our balance sheet and has placed us in a position to be able to invest in market opportunities as they arise. We do not expect to generate as much cash from asset reductions in fiscal 2010 as we have in the past three fiscal years. Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash balances to increase our assets. We intend to maintain adequate liquidity and balance sheet strength, and we will continue to evaluate opportunities to access the capital markets as they become available.
     At June 30, 2010, our ratio of net homebuilding debt to total capital was 17.5%, compared to 30.7% at June 30, 2009 and 32.5% at September 30, 2009. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash and marketable securities divided by total capital net of cash and marketable securities (homebuilding notes payable net of cash and marketable securities plus total equity). The decrease in our ratio of net homebuilding debt to total capital at June 30, 2010 as compared to the ratio a year earlier was primarily due to our lower debt balance at June 30, 2010, which resulted from redemptions and repurchases of senior notes. As compared to the ratio at September 30, 2009, the decrease in our ratio was primarily due to our lower debt balance at June 30, 2010, collection of income tax receivables and net income for the period. Our ratio of net homebuilding debt to total capital remains well within our target operating range of below 45%. We believe that our strong balance sheet and liquidity position will allow us to be flexible in reacting to changing market conditions. However, future period-end net homebuilding debt to total capital ratios may be higher than the 17.5% ratio achieved at June 30, 2010.
     We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its obligation under its repurchase agreement is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include homebuilding cash and marketable securities as a reduction of our homebuilding debt and total capital. For comparison to our ratios of net homebuilding debt to capital above, at June 30, 2010 and 2009, and at September 30, 2009, our ratios of homebuilding debt to total capital, without netting cash and marketable securities balances, were 45.6%, 54.2% and 56.2%, respectively.

     We believe that we will be able to fund our near-term working capital needs and debt obligations from existing cash resources and our mortgage repurchase facility. For our longer-term capital requirements, we will evaluate the need to issue new debt or equity securities through the public capital markets or obtain additional bank financing as market conditions may permit.
Homebuilding Capital Resources
     Cash and Cash Equivalents — At June 30, 2010, we had available homebuilding cash and cash equivalents of $1.4 billion.
     Marketable Securities — At June 30, 2010, we had marketable securities of $298.2 million. Our marketable securities consist of U.S. Treasury securities, government agency securities, foreign government securities, corporate debt securities, and certificates of deposit.
     Secured Letter of Credit Agreements — Concurrent with the termination of our revolving credit facility in May 2009, we entered into secured letter of credit agreements with the three banks that had issued letters of credit under the facility. The effect of these agreements was to remove the outstanding letters of credit from the facility, which required us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. During the three months ended June 30, 2010, we entered into secured letter of credit agreements with two additional banks, which also require the deposit of cash as collateral. At June 30, 2010 and September 30, 2009, the amount of cash restricted for this purpose totaled $57.2 million and $53.3 million, respectively, and is included in homebuilding restricted cash on our consolidated balance sheets.
     Public Unsecured Debt — The indentures governing our senior notes and senior subordinated notes impose restrictions on the creation of secured debt and liens. At June 30, 2010, we were in compliance with all of the limitations and restrictions that form a part of the public debt obligations.
     Shelf Registration Statement — We have an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities which we may issue from time to time in amounts to be determined.
Financial Services Capital Resources
     Cash and Cash Equivalents — At June 30, 2010, the amount of financial services cash and cash equivalents was $35.4 million.
     Mortgage Repurchase Facility — Our mortgage subsidiary entered into a mortgage sale and repurchase agreement (the “mortgage repurchase facility”) on March 28, 2008. The mortgage repurchase facility, which is accounted for as a secured financing, provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparty against the transfer of funds by the counterparty, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. On March 4, 2010, through an amendment to the repurchase agreement, the capacity of the facility was increased from $100 million to $150 million, with a provision allowing an increase in the capacity to $175 million during the last five business days of any fiscal quarter and the first seven business days of the following fiscal quarter. Additionally, the amendment extended the maturity date of the facility to March 4, 2011. Effective July 30, 2010, through an amendment to the repurchase agreement, the capacity of the facility was reduced from $150 million to $100 million, with a provision allowing an increase in the capacity to $125 million during the last five business days of any fiscal quarter and the first seven business days of the following fiscal quarter.
     As of June 30, 2010, $288.9 million of mortgage loans held for sale were pledged under the repurchase agreement. These mortgage loans had a collateral value of $268.8 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $116.3 million, DHI Mortgage had an obligation of $152.5 million outstanding under the mortgage repurchase facility at June 30, 2010 at a 3.8% interest rate.

     The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At June 30, 2010, our mortgage subsidiary was in compliance with all of the conditions and covenants of the mortgage repurchase facility.
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
Operating Cash Flow Activities
     For the nine months ended June 30, 2010, net cash provided by our operating activities was $587.1 million compared to $1,102.0 million during the comparable period of the prior year. During the nine-month period ended June 30, 2010, a significant portion of the net cash provided by our operating activities was due to federal income tax refunds. Also, contributing to operating cash flows was the profit we generated during the current period. During the nine-month period ended June 30, 2009, a significant portion of the net cash provided by our operating activities was due to federal income tax refunds and the generation of cash flows through the reduction of our inventories during the period. The net cash provided by our operating activities during the past three fiscal years has resulted in substantial liquidity and allows the flexibility to determine the appropriate operating strategy for each of our communities and to take advantage of opportunities in the market. While we have substantially limited our purchases of undeveloped land and our development spending on land we own, we are purchasing or contracting to purchase finished lots in many markets to potentially increase sales and home closing volumes and return to sustainable profitability. We plan to continue to manage our inventories by monitoring the number and aging of unsold homes and aggressively marketing our unsold, completed homes in inventory. As we work toward these goals, we expect to generate less cash flow from asset reductions than we have over the past three fiscal years. Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash balances to increase our inventories.
Investing Cash Flow Activities
     For the nine months ended June 30, 2010, net cash used in our investing activities was $318.6 million. Of this amount, $299.4 million was used to purchase marketable securities during the current period. Additionally, we used $15.6 million to invest in purchases of property and equipment, primarily model home furniture and office equipment. Changes in restricted cash are primarily due to fluctuations in the balance of our outstanding letters of credit, which are cash collateralized under the terms of our secured letter of credit agreements.
Financing Cash Flow Activities
     During the last two years, the majority of our short-term financing needs have been funded with cash generated from operations and borrowings available under our financial services credit facility. Long-term financing needs of our homebuilding operations have generally been funded with the issuance of new senior unsecured debt securities through the public capital markets. During the nine months ended June 30, 2010, we repaid, through maturities, redemptions and repurchases, a total of $883.6 million principal amount of various issues of senior notes for an aggregate purchase price of $887.6 million, plus accrued interest. During the nine months ended June 30, 2009, we repaid, through maturities and repurchases, a total of $761.2 million principal amount of various issues of senior notes for an aggregate purchase price of $748.5 million, plus accrued interest. Also, during the nine months ended June 30, 2009, we issued $500 million principal amount of 2% convertible senior notes due 2014. Our homebuilding senior, convertible senior and senior subordinated notes are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries and certain insignificant subsidiaries.
     During the three months ended June 30, 2010, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on May 24, 2010 to stockholders of record on May 14, 2010. In July 2010, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on August 26, 2010 to stockholders of record on August 16, 2010. Quarterly cash dividends of $0.0375 per common share were declared in the comparable quarters of fiscal 2009. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions.
Changes in Capital Structure
     On October 1, 2009, we adopted and applied retrospectively the FASB’s authoritative guidance for accounting for debt with conversion options, which specifies that issuers of such instruments separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Early adoption of this authoritative guidance was not permitted. As a result, the prior year consolidated financial statements have been retrospectively adjusted for the effects of this change in accounting for our 2% convertible senior notes issued in May 2009. We recorded the debt component of the convertible senior notes at its fair value on the date of issuance of the notes, assuming no conversion features. The remaining value of the equity component of the convertible senior notes was recorded as a reduction in the carrying value of the notes and an increase in additional paid-in capital. The reduction in the carrying value of the notes and the fees related to the notes will be amortized as interest incurred and expensed or capitalized to inventory over the remaining life of the notes. The additional interest expense recognized in fiscal 2009 due to the restatement was $4.5 million, of which $1.5 million was recognized during the three months ended June 30, 2009. The recognition of this additional interest expense increased our diluted net loss per share by $0.01 for the year ended September 30, 2009.
     In November 2009, our Board of Directors authorized the repurchase of up to $100 million of our common stock and in April 2010, they authorized the repurchase of up to $500 million of debt securities. The authorizations are effective through November 30, 2010. Repurchases of senior notes through June 30, 2010 reduced the debt repurchase authorization to $161.3 million.
     On January 15, 2010, we repaid the remaining $130.9 million principal amount of our 4.875% senior notes which were due on that date. On February 24, 2010, we redeemed the remaining $95.0 million principal amount of our 5.875% senior notes due 2013. During the nine months ended June 30, 2010, primarily through unsolicited transactions, we repurchased a total of $657.7 million principal amount of various issues of senior notes for an aggregate purchase price of $659.8 million, plus accrued interest. These repayments of public unsecured debt were made from our cash balance.
     In July 2010, through unsolicited transactions, we repurchased $46.3 million principal amount of our 5.25% senior notes due 2015 and $7.0 million principal amount of our 6.5% senior notes due 2016, which further reduced the remaining debt repurchase authorization.
     On July 29, 2010, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock. These authorizations are effective through July 31, 2011.
     In January 2010, our stockholders did not approve our Section 382 rights agreement; therefore, it will expire by its terms on August 19, 2010 unless earlier terminated by our Board of Directors.
     In fiscal 2009, our primary non-operating uses of our available capital were the repayment of debt, dividend payments and the cash collateralization of our outstanding letters of credit. For the remainder of fiscal 2010, we will continue to evaluate our alternatives for future non-operating sources and uses of our available capital, including the amounts of debt repayments, dividend payments or common stock repurchases, and the level of our cash balances, based on market conditions and other circumstances, and within the constraints of our balance sheet leverage targets and our liquidity targets.
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
     At June 30, 2010, our homebuilding operations had outstanding letters of credit of $56.1 million, all of which were cash collateralized, and surety bonds of $907.9 million, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.
     Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.
     In the ordinary course of business, we enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Within the land and lot option purchase contracts at June 30, 2010, there were a limited number of contracts, representing $4.0 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Also, we consolidated certain variable interest entities for which we are deemed to be the primary beneficiary, with assets of $7.6 million related to some of our outstanding land and lot option purchase contracts. Creditors, if any, of these variable interest entities have no recourse against us. Further discussion of our land option contracts is provided in the “Land and Lot Position and Homes in Inventory” section included herein.
CRITICAL ACCOUNTING POLICIES
     As disclosed in our current report on Form 8-K dated February 8, 2010, which updated our annual report on Form 10-K for the fiscal year ended September 30, 2009, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, land and lot option purchase contracts, goodwill, warranty and insurance claim costs and self-insurance, income taxes and stock-based compensation. Since September 30, 2009, there have been no significant changes to those critical accounting policies and estimates.
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
     In contrast to our typical seasonal results, the weakness in homebuilding market conditions during the past three years has mitigated our historical seasonal variations. Also, in fiscal 2010 the expiration of the homebuyer federal tax credit impacted the timing of our construction activities, home sales and closing volumes. Given the pace of recent home sales and our backlog of orders at June 30, 2010, we will close significantly fewer homes in the fourth quarter of fiscal 2010 than we closed during the current quarter. Although we may experience our typical historical seasonal pattern in the future, given the current weak market conditions and the impact of changes in federal government programs and policies on the homebuilding industry, we can make no assurances as to when or whether this pattern will recur.

FORWARD-LOOKING STATEMENTS
     Some of the statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:
•	the continuing downturn in the homebuilding industry, including further deterioration in industry or broader economic conditions;

•	the continuing constriction of the credit markets, which could limit our ability to access capital and increase our costs of capital;

•	the reduction in availability of mortgage financing, increases in mortgage interest rates and the effects of expiring government programs, such as the homebuyer federal tax credit;

•	the limited success of our strategies in responding to adverse conditions in the industry;

•	a return of an inflationary environment;

•	changes in general economic, real estate and other business conditions;

•	the risks associated with our inventory ownership position in changing market conditions;

•	supply risks for land, materials and labor;

•	changes in the costs of owning a home;

•	the effects of governmental regulations and environmental matters on our homebuilding operations;

•	the effects of governmental regulation on our financial services operations;

•	the uncertainties inherent in home warranty and construction defect claims matters;

•	our substantial debt and our ability to comply with related debt covenants, restrictions and limitations;

•	competitive conditions within our industry;

•	our ability to effect any future growth strategies successfully;

•	our ability to realize our deferred tax asset; and

•	the utilization of our tax losses could be substantially limited if we experienced an ownership change as defined in the Internal Revenue Code.
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
     Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in current earnings. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in current earnings, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans and the fair value change, which for the three and nine months ended June 30, 2010 and 2009 was not significant, is recognized in current earnings. At June 30, 2010, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $283.7 million. Uncommitted IRLCs, the duration of which are generally less than six months, totaled approximately $195.2 million, and uncommitted mortgage loans held for sale totaled approximately $111.5 million at June 30, 2010.
     At June 30, 2010, we had $25.3 million notional amount of forward sales of MBS which were acquired as part of a program to potentially offer homebuyers a below market interest rate on their home financing. These hedging instruments and the related commitments are accounted for at fair value with gains and losses recognized in current earnings. These gains and losses for the three and nine months ended June 30, 2010 and 2009 were not material.
     The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2010. The interest rate for our variable rate debt represents the interest rate on our mortgage repurchase facility. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Three Months								Fair value
	Ending								at
	September 30,	Fiscal Year Ending September 30,							June 30,
	2010	2011	2012	2013	2014	2015	Thereafter	Total	2010
	($ amounts in millions)
Debt:
Fixed rate	$87.2	$205.2	$161.1	$174.3	$794.6	$246.7	$664.3	$2,333.4	$2,308.3
Average interest rate	9.4%	7.3%	5.4%	7.0%	8.1%	5.4%	6.3%	7.0%
Variable rate	$152.5	$—	$—	$—	$—	$—	$—	$152.5	$152.5
Average interest rate	3.8%	—	—	—	—	—	—	3.8%

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
     There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     In addition to the risk factors previously identified in our annual report on Form 10-K for the year ended September 30, 2009, we are updating the following risk factors related to mortgage availability and governmental regulation of our financial services operations and the utilization of our tax losses as affected by our stockholders’ non-approval of the Section 382 rights agreement.
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
     Because of the decline in the availability of other mortgage products, FHA and VA mortgage financing support has become a more important factor in marketing our homes. The American Housing Rescue and Foreclosure Prevention Act of 2008, however, increased a buyer’s down payment requirement for FHA insured loans. Also, in the near future, further limitations are expected to be placed on seller paid closing costs and concessions on FHA insured loans. Additionally, effective in December 2009, guidelines on FHA insured loans on condominiums have become significantly more restrictive. In addition, increased demands on the FHA have resulted in a reduction of its cash reserves. These factors or further increases in down payment requirements or limitations or restrictions on the availability of FHA and VA financing support could adversely affect interest rates, mortgage availability and our sales of new homes and mortgage loans.
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
     In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (H.R.4173) was signed into law. The timeline and specifics involved in this Act will become known in the near future. If this or any other legislation requires mortgage securitizers or originators to retain additional risk, the pricing and availability of mortgage products our customers rely on to purchase our homes may be adversely affected, and the risk profile of our financial services business and its support of our homebuilding business could be adversely affected.

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
     We believe that we have not experienced such an ownership change as of June 30, 2010; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% stockholders and the conversion of our outstanding convertible senior notes, over which we have no control, and new issuances of stock by us, should we choose to do so. In August 2009, our Board of Directors adopted a Section 382 rights agreement as a measure intended to deter such an ownership change while in effect in order to preserve these tax attributes. The Section 382 rights agreement, however, may not prevent an ownership change. While the Section 382 rights agreement is in effect, it could discourage or prevent a merger, tender offer, proxy contest or accumulations of substantial blocks of shares for which some stockholders might receive a premium above market value. It could also adversely affect the liquidity of the market for our shares. In January 2010, our stockholders did not approve our Section 382 rights agreement when it was submitted to them at our annual meeting of stockholders; therefore, it will expire by its terms on August 19, 2010 unless earlier terminated by our Board of Directors.
ITEM 5. OTHER INFORMATION
     Mortgage Repurchase Facility — Our mortgage subsidiary entered into a mortgage sale and repurchase agreement (the “mortgage repurchase facility”) on March 28, 2008. The mortgage repurchase facility, which is accounted for as a secured financing, provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparty against the transfer of funds by the counterparty, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. On March 4, 2010, through an amendment to the repurchase agreement, the capacity of the facility was increased from $100 million to $150 million, with a provision allowing an increase in the capacity to $175 million during the last five business days of any fiscal quarter and the first seven business days of the following fiscal quarter. Additionally, the amendment extended the maturity date of the facility to March 4, 2011.
     Effective July 30, 2010, through the Fourth Amendment to the repurchase agreement, the capacity of the facility was reduced from $150 million to $100 million, with a provision allowing an increase in the capacity to $125 million during the last five business days of any fiscal quarter and the first seven business days of the following fiscal quarter.

ITEM 6. EXHIBITS
(a)	Exhibits.

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992. (1)

3.2	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Company. (2)

3.3	Amended and Restated Bylaws of the Company. (3)

10.1	Fourth Amendment to Master Repurchase Agreement, dated July 30, 2010, by and between DHI Mortgage Company, Ltd. and U.S. Bank National Association, as Administrative Agent, Syndication Agent and a Buyer. (*)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges. (*)

31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer. (*)

32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer. (*)

101	The following financial statements from D.R. Horton, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 3, 2010, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text. (**)
*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated herein by reference from Exhibit 3.1 to the Company’s Report on Form 8-A filed with the SEC on August 20, 2009.

(3)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 30, 2009, filed with the SEC on August 5, 2009.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.

Date: August 3, 2010	By:	/s/ Bill W. Wheat Bill W. Wheat, on behalf of D.R. Horton, Inc., as Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)