Form 10-K
period 2010-09-30
HORTON D R INC /DE/
filed 2010-11-17
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,656,034,000 based on the closing price as reported on the New York Stock Exchange.

As of November 10, 2010, there were 322,533,842 shares of the registrant’s common stock, par value $.01 per share, issued and 318,878,609 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

D.R. HORTON, INC. AND SUBSIDIARIES
2010 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

D.R. Horton, Inc. is one of the largest homebuilding companies in the United States. We construct and sell homes through our operating divisions in 26 states and 72 metropolitan markets of the United States, primarily under the name of D.R. Horton, America’s Builder. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Donald R. Horton began our homebuilding business in 1978. In 1991, we were incorporated in Delaware to acquire the assets and businesses of our predecessor companies, which were residential home construction and development companies owned or controlled by Mr. Horton. In 1992, we completed our initial public offering of our common stock. The growth of our company over the years was achieved by investing available capital into our existing homebuilding markets and into start-up operations in new markets. Additionally, we acquired other homebuilding companies, which strengthened our position in existing markets and expanded our geographic presence and product offerings in other markets. Our homes generally range in size from 1,000 to 4,000 square feet and in price from $90,000 to $700,000. The current downturn in our industry has resulted in a substantial decrease in the size of our operations during the last four fiscal years as we have reacted to the significantly weakened market for new homes. For the year ended September 30, 2010, we closed 20,875 homes with an average closing sales price of approximately $206,100.

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

Our financial reporting segments consist of six homebuilding segments and a financial services segment. Our homebuilding operations are the most substantial part of our business, comprising approximately 98% of consolidated revenues, which totaled $4.4 billion in fiscal 2010. Our homebuilding operations generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. In addition to building traditional single-family detached homes, we also build attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. The sale of detached homes generated approximately 86%, 81%, and 77% of home sales revenues in fiscal 2010, 2009 and 2008, respectively. Our financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

We make available, as soon as reasonably practicable, on our Internet website all of our reports required to be filed with the Securities and Exchange Commission (SEC). These reports include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. These reports are available in the “Investors” section of our Internet website. We will also provide these reports in electronic or paper format to our stockholders free of charge upon request made to our Investor Relations department. Our SEC filings are also available to the public on the SEC’s website at www.sec.gov, and the public may read and copy any document we file at the SEC’s public reference room located at 100 F Street NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

Our principal executive offices are located at 301 Commerce Street, Suite 500, Fort Worth, Texas 76102. Our telephone number is (817) 390-8200, and our Internet website address is www.drhorton.com. Information on our Internet website is not part of this annual report on Form 10-K.

Operating Strategy and Structure

For a substantial part of our company’s existence, we maintained significant year-over-year growth and profitability. We achieved this growth through an operating strategy focused on capturing greater market share, while also maintaining a strong balance sheet. To execute our strategy, we invested available capital in our existing homebuilding markets and opportunistically entered new markets. We also actively evaluated homebuilding acquisition opportunities as they arose, some of which resulted in acquisitions and contributed to our growth.

During the past four years, conditions in the homebuilding industry have been challenging. Although we believe the long-term fundamental factors that support housing demand remain positive, it is not possible to predict when current conditions will improve or if they will deteriorate from current levels. During the current downturn we have increased our cash balances by generating substantial cash flow from operations, primarily through reductions in inventory and mortgage loans held for sale, the receipt of tax refunds and by accessing the capital markets. While we will continue to conservatively manage our business, our increased liquidity provides us with flexibility in determining the appropriate operating strategy for each of our communities and markets to strike the best balance between cash flow generation and potential profit.

Geographic Diversity

From 1978 to late 1987, our homebuilding activities were conducted in the Dallas/Fort Worth area. We then began diversifying geographically by entering additional markets, both through start-up operations and acquisitions. We now operate in 26 states and 72 markets. This provides us with geographic diversification in our homebuilding inventory investments and our sources of revenues and earnings. We believe our diversification strategy helps to mitigate the effects of local and regional economic cycles and enhances our long-term potential.

Economies of Scale

We are the largest homebuilding company in the United States in terms of number of homes closed in fiscal 2010. By the same measure, we are also one of the five largest builders in many of our markets in fiscal 2010. We believe that our national, regional and local scale of operations has provided us with benefits that may not be available in the same degree to some other smaller homebuilders, such as:

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

Decentralized Operations

We decentralize our homebuilding activities to give operating flexibility to our local division presidents on certain key operating decisions. At September 30, 2010, we had 33 separate homebuilding operating divisions, many of which operate in more than one market area. Generally, each operating division consists of a division president; land entitlement, acquisition and development personnel; a sales manager and sales personnel; a construction manager and construction superintendents; customer service personnel; a controller; a purchasing manager and office staff. We believe that division presidents and their management teams, who are familiar with local conditions, generally have better information on which to base decisions regarding their operations. Our division presidents receive performance bonuses based upon achieving targeted financial and operational measures in their operating divisions.

Operating Division Responsibilities

Each operating division is responsible for:

•	Site selection, which involves

— A feasibility study;

— Soil and environmental reviews;

— Review of existing zoning and other governmental requirements; and

— Review of the need for and extent of offsite work required to meet local building codes;

•	Negotiating lot option or similar contracts;

•	Obtaining all necessary land development and home construction approvals;

•	Overseeing land development;

•	Selecting building plans and architectural schemes;

•	Selecting and managing construction subcontractors and suppliers;

•	Planning and managing homebuilding schedules;

•	Developing and implementing local marketing plans; and

•	Coordinating post closing customer service and warranty repairs.

Centralized Controls

We centralize the key risk elements of our homebuilding business through our regional and corporate offices. We have four separate homebuilding regional offices. Generally, each regional office consists of a region president, legal counsel, a chief financial officer, a purchasing manager and limited office support staff. Each of our region presidents and their management teams are responsible for oversight of the operations of up to eleven homebuilding operating divisions, including:

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

Cost Management

We control overhead costs by centralizing certain administrative and accounting functions and by closely monitoring the number of administrative personnel and management positions in our operating divisions, as well as in our regional and corporate offices. We also seek to efficiently manage our advertising costs by directing many of our promotional activities toward local real estate brokers.

We control construction costs by striving to design our homes efficiently and by obtaining competitive bids for construction materials and labor. We also seek to negotiate favorable pricing from our primary subcontractors and suppliers based on the volume of services and products we purchase from them on a local, regional and national basis. We monitor our construction costs on each house as well as our inventory levels, margins, returns and expenses through our management information systems.

Acquisitions

As negative market conditions in the housing industry persist, we remain committed to maintaining our strong balance sheet and liquidity position. However, we will continue to evaluate opportunities for strategic acquisitions or expansions of our operations. We believe that the current housing industry downturn may provide us selected opportunities to enhance our operations through the acquisition of existing homebuilding companies or distressed real estate properties at attractive valuations. In certain instances, such acquisitions can provide us benefits not found in start-up operations, such as: established land positions and inventories; and existing relationships with municipalities, land owners, developers, subcontractors and suppliers. We seek to limit the risks associated with acquiring other companies and distressed real estate properties by conducting extensive operational, financial and legal due diligence on each acquisition and by performing financial analysis to determine that each acquisition will have a positive impact on our earnings within an acceptable period of time.

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
Columbia
Greenville
Hilton Head
Myrtle Beach
Virginia	Northern Virginia

Midwest Region
Colorado	Colorado Springs
Denver
Fort Collins
Illinois	Chicago
Minnesota	Minneapolis/St. Paul
Wisconsin	Kenosha

Southeast Region
Alabama	Birmingham
Mobile
Florida	Daytona Beach
Fort Myers/Naples
Jacksonville
Melbourne
Miami/West Palm Beach
Orlando
Pensacola
Sarasota County
Tampa
Georgia	Atlanta
Macon

State	Reporting Region/Market

South Central Region
Louisiana	Baton Rouge
Lafayette
New Mexico	Las Cruces
Oklahoma	Oklahoma City
Texas	Austin
Dallas
Fort Worth
Houston
Killeen/Temple/Waco
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
Vancouver

When evaluating new or existing homebuilding markets for purposes of capital allocation, we consider local, market-specific factors, including among others:

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

Land Policies

We acquire land after we have completed due diligence and generally after we have obtained the rights (known as entitlements) to begin development or construction work resulting in an acceptable number of residential lots. Before we acquire lots or tracts of land, we will, among other things, complete a feasibility study, which includes soil tests, independent environmental studies and other engineering work, and evaluate the status of necessary zoning and other governmental entitlements required to develop and use the property for home construction. Although we purchase and develop land primarily to support our homebuilding activities, we also sell land and lots to other developers and homebuilders where we have excess land and lot positions.

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

The benefits of this strategy have been limited by the sustained weak conditions in the homebuilding industry over the past four fiscal years.

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

Marketing and Sales

We market and sell our homes through commissioned employees and independent real estate brokers. We typically conduct home sales from sales offices located in furnished model homes in each subdivision, and we typically do not offer our model homes for sale until the completion of a subdivision. Our sales personnel assist prospective homebuyers by providing them with floor plans, price information, tours of model homes and assisting them with the selection of options and other custom features. We train and inform our sales personnel as to the availability of financing, construction schedules, and marketing and advertising plans. As our customers are typically first-time or move-up homebuyers, we attempt to adjust our product mix and pricing within our homebuilding markets to keep our homes affordable. As market conditions warrant, we may provide potential homebuyers with one or more of a variety of incentives, including discounts and free upgrades, to be competitive in a particular market. Due to the weak industry conditions of the past four fiscal years, we have offered an increased level of incentives to homebuyers.

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

In addition to using model homes, we build a limited number of speculative homes in each subdivision. These homes enhance our marketing and sales efforts to prospective homebuyers who are relocating to these markets, as well as to independent brokers, who often represent homebuyers requiring a completed home within a short time frame. We determine our speculative homes strategy in each market based on local market factors, such as new job growth, the number of job relocations, housing demand and supply, seasonality, current sales contract cancellation trends and our past experience in the market. We determine the number of speculative homes to build in each subdivision based on our current and planned sales pace, and we monitor and adjust speculative home inventory on an ongoing basis as conditions warrant. The significant weakness in our housing markets and related high cancellation rates during recent years had caused our speculative home inventory to remain higher than our target levels. During fiscal 2010, we were able to reduce both total and speculative homes in inventory from the prior year levels. We expect to maintain a level of speculative home inventory in our markets that will be based on our expectations of future sales and closings volume. We believe these speculative homes help to provide us with opportunities to sell additional homes at a profit, reduce our inventory of owned lots and generate positive cash flows.

Our sales contracts require an earnest money deposit of at least $500. The amount of earnest money required varies between markets and subdivisions, and may significantly exceed $500. Additionally, customers are generally required to pay additional deposits when they select options or upgrade features for their homes. Most of our sales contracts stipulate that when customers cancel their contracts with us, we have the right to retain their earnest money and option deposits; however, our operating divisions occasionally choose to refund such deposits. Our sales contracts also include a financing contingency which permits customers to cancel and receive a refund of their deposits if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified period. Our contracts may include other contingencies, such as the sale of an existing home. As a percentage of gross sales orders, cancellations of sales contracts in fiscal 2010 were 26%, compared to 30% in fiscal 2009. While this reflects an improvement from the prior year, our cancellation rate continues to be significantly higher than our historical rate before the current downturn in the homebuilding industry, reflecting the continuing weak housing market conditions. The length of time between the signing of a sales contract for a home and delivery of the home to the buyer (closing) is generally from two to six months.

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

Sales Order Backlog

At September 30, 2010, the value of our backlog of sales orders was $850.8 million (4,128 homes), a decrease of 25% from $1,142.0 million (5,628 homes) at September 30, 2009. The average sales price of homes in backlog was $206,100 at September 30, 2010, up 2% from the $202,900 average at September 30, 2009. Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations. Substantially all of the homes in our sales backlog at September 30, 2010 are scheduled to close in fiscal year 2011. Further discussion of our backlog is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of this annual report on Form 10-K.

Customer Mortgage Financing

We provide mortgage financing services principally to purchasers of our homes in the majority of our homebuilding markets through our wholly-owned subsidiary, DHI Mortgage. DHI Mortgage coordinates and expedites the sales transaction by ensuring that mortgage commitments are received and that closings take place in a timely and efficient manner. DHI Mortgage originates mortgage loans for a substantial portion of our homebuyers and, when necessary to fulfill the needs of some homebuyers, also brokers loans to third-party lenders who directly originate the mortgage loans. During the year ended September 30, 2010, approximately 90% of DHI Mortgage’s loan volume related to homes closed by our homebuilding operations, and DHI Mortgage provided mortgage financing services for approximately 61% of our total homes closed.

To limit the risks associated with our mortgage operations, DHI Mortgage only originates loan products that it believes may be sold to third-party purchasers. DHI Mortgage generally sells the loans and their servicing rights to third-party purchasers shortly after origination with limited recourse provisions. In markets where we currently do not provide mortgage financing, we work with a variety of mortgage lenders that make available to homebuyers a range of mortgage financing programs.

Title Services

Through our subsidiary title companies, we serve as a title insurance agent in selected markets by providing title insurance policies, examination and closing services to the purchasers of homes we build and sell. We currently assume little or no underwriting risk associated with these title policies.

Employees

At September 30, 2010, we employed 3,214 persons, of whom 860 were sales and marketing personnel, 1,001 were executive, administrative and clerical personnel, 678 were involved in construction and 675 worked in mortgage and title operations. We had fewer than 10 employees covered by collective bargaining agreements. Employees of some of the subcontractors that we use are represented by labor unions or are subject to collective bargaining agreements. We believe that our relations with our employees and subcontractors are good.

Competition

The homebuilding industry is highly competitive. We compete in each of our markets with numerous other national, regional and local homebuilders for homebuyers, desirable properties, raw materials, skilled labor and financing. We also compete with resales of existing homes and with the rental housing market. Our homes compete on the basis of quality, price, design, mortgage financing terms and location. In the current weak housing market, competition among homebuilders has greatly intensified, especially as to pricing and incentives, as builders attempt to maximize sales volume despite the weak housing demand. The current market conditions have also led to a large number of foreclosed homes being offered for sale, which has increased competition for homebuyers and affected pricing. Our financial services business competes with other mortgage lenders, including national, regional and local mortgage bankers and other financial institutions, some of which have greater access to capital, different lending criteria and potentially broader product offerings.

Governmental Regulation and Environmental Matters

The homebuilding industry is subject to extensive and complex regulations. We and the subcontractors we use must comply with various federal, state and local laws and regulations, including zoning, density and development requirements, building, environmental, advertising and real estate sales rules and regulations. These regulations and requirements affect the development process, as well as building materials to be used, building designs and minimum elevation of properties. Our homes are inspected by local authorities where required, and homes eligible for insurance or guarantees provided by the Federal Housing Administration (FHA) and the Veterans Administration (VA) are subject to inspection by them. These regulations often provide broad discretion to the administering governmental authorities. In addition, our new housing developments may be subject to various assessments for schools, parks, streets and other public improvements.

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

In contrast to our typical seasonal results, the weakness in homebuilding market conditions during the past four years has mitigated our historical seasonal variations. Also, in fiscal 2010 the expiration of the federal homebuyer tax credit impacted the timing of our construction activities, home sales and closing volumes. Although we may experience our typical historical seasonal pattern in the future, given the current market conditions, we can make no assurances as to when or whether this pattern will recur.

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

The homebuilding industry is undergoing a significant downturn, and its duration and ultimate severity are uncertain. Continued weakness or further deterioration in industry conditions or in the broader economic conditions could have additional adverse effects on our business and financial results.

The downturn in the homebuilding industry is in its fourth year, and it has become one of the most severe housing downturns in U.S. history. The significant declines in the demand for new homes, oversupply of homes on the market and reductions in the availability of financing for homebuyers that have marked the downturn are continuing. During the downturn, we have experienced material reductions in our home sales and homebuilding revenues, and we have incurred material inventory and goodwill impairments and other write-offs.

Our ability to respond to the downturn has been limited by adverse industry and economic conditions. The significant number of home mortgage foreclosures has increased supply and driven down prices, making the purchase of a foreclosed home an attractive alternative to purchasing a new home. Homebuilders have responded to declining sales and increased cancellation rates with significant concessions, further adding to the price declines. With the decline in the values of homes and the inability of some homeowners to make their mortgage payments, the credit markets have been significantly disrupted, putting strains on many households and businesses. In the face of these conditions, the overall economy has remained very weak, with high unemployment levels and substantially reduced consumer spending and confidence. As a result, demand for new homes remains at historically low levels.

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

During the downturn in the homebuilding industry, we have relied principally on our positive operating cash flow to meet our working capital needs and repay outstanding indebtedness. We generated substantial operating cash flow during this time. However, the downturn and the constriction of the credit markets have reduced the other sources of liquidity available to us. While the public debt markets are currently accessible today at historically favorable rates, there were periods during the downturn where accessing the public debt markets would have increased our cost of capital.

In May 2009, we voluntarily terminated our $1.65 billion unsecured revolving credit facility. We have since relied on short-term arrangements with some of the former lenders under the terminated facility for the letters of credit we require in our business. A new line of credit, should we decide to pursue one, may be difficult to obtain on favorable terms in the current circumstances of our business and the overall economy. It would also likely involve additional financing costs and restrictions on our business. Our not having a line in place could reduce our flexibility in responding to or taking advantage of changing conditions in the homebuilding industry or require us to use our own cash resources in doing so.

Our mortgage subsidiary, DHI Mortgage, uses a $100 million mortgage repurchase facility to finance many of the loans it originates. The facility must be renewed annually, and the current facility expires in March 2011. A continuation of current market conditions could make the renewal more difficult or could result in an increase in the cost of the facility or a decrease in its committed availability. Such conditions may also make it more difficult or costly to sell the mortgages that we originate.

As of September 30, 2010, we had $296.4 million of debt maturing in the next 12 months. We believe we can meet these and our other capital requirements with our existing cash resources and future cash flows and, if required, other sources of financing that we anticipate will be available to us. However, we can provide no assurance that we will continue to be able to do so, particularly if current industry or economic conditions continue or deteriorate further. The future effects on our business, liquidity and financial results of these conditions could be material and adverse, both in ways described above and in other ways that we do not currently foresee.

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

Over the last four fiscal years, the mortgage lending industry has experienced significant change and contraction. Credit requirements have tightened and investor demand for mortgage loans and mortgage-backed securities has been limited to securities backed by Fannie Mae, Freddie Mac or Ginnie Mae. This has made it more difficult for many buyers to finance the purchase of our homes, thus reducing the pool of qualified homebuyers. These reductions in demand have adversely affected our business and financial results, and the duration and severity of these effects remain uncertain.

We believe that the liquidity provided by Fannie Mae, Freddie Mac and Ginnie Mae to the mortgage industry has been very important to the housing market. Fannie Mae and Freddie Mac have required substantial injections of capital from the federal government and may require additional government support in the future. In addition, increased lending volume and losses insured by the FHA have resulted in a reduction of its cash reserves. Any reduction in the availability of the financing provided by these institutions could adversely affect interest rates, mortgage availability and sales of new homes and mortgage loans.

The FHA insures mortgage loans that generally have lower loan payment requirements and as a result, continue to be a particularly important source for financing the sale of our homes. In the last two years, more restrictive guidelines have been placed on FHA insured loans, affecting minimum down payment and availability for condominium financing. In the near future, further restrictions are expected on FHA insured loans, including but not limited to limitations on seller-paid closing costs and concessions. This or any other restriction may negatively affect the availability or affordability of FHA financing, which could adversely affect our ability to sell homes.

While the use of down payment assistance programs by our homebuyers has decreased significantly, some of our customers still utilize 100% financing through programs offered by the VA and United States Department of Agriculture (USDA). There can be no assurance that these programs or other programs will continue to be available or will be as attractive to our customers as the programs currently offered, which could negatively affect our sales.

Even if potential customers do not need financing, changes in the availability of mortgage products may make it more difficult for them to sell their current homes to potential buyers who need financing.

Mortgage rates are currently at historically low levels. If interest rates increase, the costs of owning a home will be affected and could result in further reductions in the demand for our homes.

Our strategies in responding to the adverse conditions in the homebuilding industry have had limited success, and the continued implementation of these and other strategies may not be successful.

While we have been successful in generating positive operating cash flow and reducing our inventories in the last four fiscal years, we have done so at reduced revenue and gross profit levels and have incurred significant asset impairment charges, resulting in pre-tax losses. Also, during this time, notwithstanding our sales strategies, we continued to experience an elevated rate of sales contract cancellations. We believe that the increase in the cancellation rate is largely due to reduced homebuyer confidence, due principally to the weak economy and the continuing high level of unemployment. A more restrictive mortgage lending environment and the inability of some buyers to sell their existing homes have also impacted cancellations. Many of these factors, which affect new sales and cancellation rates, are beyond our control. It is uncertain how long the reduction in sales and the increased level of cancellations will continue. If these conditions continue for a protracted period, it is not clear whether our strategies will succeed in maintaining or increasing our sales volume or our current margins.

Our business and financial results could be adversely affected by significant inflation or deflation.

Inflation can adversely affect us by increasing costs of land, materials and labor. In the event of a return of inflation, we may seek to increase the sales prices of homes in order to maintain satisfactory margins. However, a continuation of the oversupply of homes relative to demand may make this difficult. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on housing demand. In such an environment, we may not be able to raise home prices sufficiently to keep up with the rate of inflation and our margins could decrease. Moreover, with inflation, the costs of capital increase and the purchasing power of our cash resources can decline. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business or financial results.

Alternatively, a significant period of deflation could cause a decrease in overall spending and borrowing levels. This could lead to a further deterioration in economic conditions, including an increase in the rate of unemployment. Deflation could also cause the value of our inventories to decline or reduce the value of existing homes below the related mortgage loan balance, which could potentially increase the supply of existing homes and have a negative impact on our results of operations.

The homebuilding industry is cyclical and affected by changes in general economic, real estate or other business conditions that could adversely affect our business or financial results.

The homebuilding industry is cyclical and is significantly affected by changes in industry conditions, as well as changes in general and local economic conditions, such as:

•	employment levels;

•	availability of financing for homebuyers;

•	interest rates;

•	consumer confidence;

•	levels of new and existing homes for sale;

•	demographic trends; and

•	housing demand.

These may occur on a national scale, like the current downturn, or may affect some of our regions or markets more than others. When adverse conditions affect any of our larger markets, they could have a proportionately greater impact on us than on some other homebuilding companies. Our operations in previously strong markets, particularly California, Florida, Nevada and Arizona, have more adversely affected our financial results than our other markets in the current downturn.

An oversupply of alternatives to new homes, including foreclosed homes, homes held for sale by investors and speculators, other existing homes and rental properties, can also reduce our ability to sell new homes, depress new home prices and reduce our margins on the sales of new homes. High levels of foreclosures not only contribute to additional inventory available for sale, but also reduce appraisal valuations for new homes and the amount that can be financed, potentially resulting in lower sales prices.

Weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, volcanic activity, droughts, and floods, can harm our homebuilding business. These can delay home closings, adversely affect the cost or availability of materials or labor, or damage homes under construction. The climates and geology of many of the states in which we operate, including California, Florida and Texas, where we have some of our larger operations, present increased risks of adverse weather or natural disasters.

Continued military deployments in the Middle East and other overseas regions, terrorist attacks, other acts of violence or threats to national security and any corresponding response by the United States or others, or related domestic or international instability may adversely affect general economic conditions or cause a slowdown of the economy.

As a result of the foregoing matters, potential customers may be less willing or able to buy our homes. Because of current industry and economic conditions, we have not been able to increase the sale prices of our homes. In the future, our pricing strategies may also be limited by market conditions. We may be unable to further change the mix of our home offerings, reduce the costs of the homes we build or offer more affordable homes to maintain our margins or satisfactorily address changing market conditions in other ways. In addition, cancellations of home sales contracts in backlog may increase as homebuyers choose to not honor their contracts due to any of the factors discussed above.

Our financial services business is closely related to our homebuilding business, as it originates mortgage loans principally to purchasers of the homes we build. A decrease in the demand for our homes because of the foregoing matters may also adversely affect the financial results of this segment of our business. An increase in the default rate on the mortgages we originate may adversely affect our ability to sell the mortgages or the pricing we receive upon the sale of mortgages or may increase our repurchase or other obligations for previous originations. We establish reserves related to mortgages we have sold; however, actual future obligations related to these mortgages could differ significantly from our currently estimated amounts.

The risks associated with our land and lot inventory could adversely affect our business or financial results.

Inventory risks are substantial for our homebuilding business. The risks inherent in controlling or purchasing and developing land increase as consumer demand for housing decreases. Thus, we may have acquired options on or bought and developed land or lots at a cost we will not be able to recover fully, or on which we cannot build and sell homes profitably. As a result, our deposits for building lots controlled under option or similar contracts may be put at risk. The value of our owned undeveloped land, building lots and housing inventories can also fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. During the current economic downturn, we have sold homes and land for lower margins or at a loss and we have recorded significant inventory impairment charges.

Our goals for years of supply for ownership and control of land and building lots are based on management’s expectations for future volume growth. In light of the much weaker market conditions encountered since fiscal 2006, we have significantly slowed our purchases of undeveloped land and our development spending on land we own. We made substantial land and lot sales in fiscal 2008. Throughout the downturn, we also terminated numerous land option contracts and wrote off earnest money deposits and pre-acquisition costs related to these option contracts. Because future market conditions are uncertain, we cannot provide assurance that these measures will be successful in managing our future inventory risks.

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

These factors may cause us to take longer or incur more costs to build our homes and adversely affect our revenues and margins.

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

The loss or reduction of homeowner tax deductions, if such tax law changes were enacted without offsetting provisions, would adversely impact demand for and sales prices of new homes.

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

We are subject to extensive and complex regulations that affect land development and home construction, including zoning, density restrictions, building design and building standards. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to development or construction being approved, if approved at all. We are subject to determinations by these authorities as to the adequacy of water or sewage facilities, roads or other local services. New housing developments may also be subject to various assessments for schools, parks, streets and other public improvements. In addition, in many markets government authorities have implemented no growth or growth control initiatives. Any of these can limit, delay or increase the costs of development or home construction.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (H.R.4173) was signed into law. This legislation provides for a number of new requirements relating to residential mortgage lending practices, many of which are to be developed further by implementing rules. These include, among others, minimum standards for mortgages and lender practices in making mortgages, limitations on certain fees, retention of credit risk, prohibition of certain tying arrangements and remedies for borrowers in foreclosure proceedings. The effect of such provisions on our financial services business will depend on the rules that are ultimately enacted.

The turmoil caused by the increasing number of defaults and resulting foreclosures has encouraged consumer lawsuits and the investigation of financial services industry practices by governmental authorities. These investigations could include the examination of consumer lending practices, sales of mortgages to financial institutions and other investors, and current foreclosure processes or other practices in the financial services segments of homebuilding companies. We are unable to assess whether these governmental inquiries will result in changes in regulations, homebuilding industry practices or adversely affect the costs and potential profitability of homebuilding companies.

Homebuilding is subject to home warranty and construction defect claims in the ordinary course of business that can be significant.

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. As a consequence, we maintain product liability insurance, obtain indemnities and certificates of insurance from subcontractors generally covering claims related to workmanship and materials. We establish warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all of our warranty and construction defect claims in the future. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of product liability insurance for construction defects is currently limited and costly. We have responded to increases in insurance costs and coverage limitations in recent years by increasing our self-insured retentions and claim reserves. There can be no assurance that coverage will not be further restricted or become more costly.

Our substantial debt could adversely affect our financial condition.

We have a significant amount of debt. As of September 30, 2010, our consolidated debt was $2,171.8 million. As of September 30, 2010, the scheduled maturities of principal on our outstanding debt for the subsequent 12 months totaled $296.4 million. The indentures governing our senior and convertible senior notes do not restrict the incurrence of future unsecured debt, and they permit significant amounts of secured debt. We do not currently have a revolving credit facility for our homebuilding operations. If we choose to enter into a new line of credit agreement, it may limit the amount of debt we could incur.

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

In addition, the magnitude of our debt and the restrictions imposed by the instruments governing these obligations expose us to additional risks, including:

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

In addition, although our financial services business is conducted through subsidiaries that are not restricted by our indentures, the ability of our financial services subsidiaries to provide funds to our homebuilding operations is subject to restrictions in their mortgage repurchase facility. These funds would not be available to us upon the occurrence and during the continuance of defaults under this facility. Moreover, our right to receive assets from these subsidiaries upon their liquidation or recapitalization will be subject to the prior claims of the creditors of these subsidiaries. Any claims we may have to funds from this segment would be subordinate to subsidiary indebtedness to the extent of any security for such indebtedness and to any indebtedness otherwise recognized as senior to our claims.

The indentures governing our senior notes impose restrictions on the creation of secured debt and liens.

Changes in Debt Ratings.  In fiscal 2008, all three of the agencies that rate our senior unsecured debt lowered our ratings to a level below investment grade, and these agencies have since lowered our ratings further. Any additional lowering of our debt ratings could make entering into a new line of credit agreement or accessing the public capital markets more difficult and/or more expensive.

Change of Control Purchase Options.  If a change of control occurs as defined in the indentures governing $587.8 million principal amount of our senior notes as of September 30, 2010, we would be required to offer to purchase these notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. If a fundamental change, including a change of control, occurs as defined in the indenture governing our convertible senior notes, which constituted $500 million principal amount as of September 30, 2010, we would be required to offer to purchase these notes at par, together with all accrued and unpaid interest, if any. If purchase offers were required under the indentures for these notes, we can give no assurance that we would have sufficient funds to pay the amounts that we would be required to purchase.

Potential Future Restrictions.  As a result of terminating our revolving credit facility, we are no longer subject to the restrictions on our operations and activities that it imposed on us. However, if we decide to enter into another revolving credit agreement, it is likely that we will again become subject to these types of provisions, which may be more restrictive than those found in our previous facility.

Homebuilding and financial services are very competitive industries, and competitive conditions could adversely affect our business or financial results.

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

These competitive conditions could adversely affect our business and financial results. In the current downturn in the homebuilding industry, the reactions of our competitors may have reduced the effectiveness of our efforts to achieve pricing stability and reduce our inventory levels.

We cannot make any assurances that any future growth strategies will be successful or not expose us to additional risks.

Although we focused on internal growth for several years before the downturn in the homebuilding industry, we may in the future make strategic acquisitions of homebuilding companies or their assets. Successful strategic acquisitions require the integration of operations and management. Although we believe that we have been successful in the past, we can give no assurance that we would be able to successfully identify, acquire and integrate strategic acquisitions in the future. Acquisitions can result in the dilution of existing stockholders if we issue our common stock as consideration, or reduce our liquidity or increase our debt if we fund them with cash. The impact on liquidity may be increased because we do not currently have a revolving credit facility. In addition, acquisitions can expose us to valuation risks, including the risk of writing off goodwill or impairing inventory and other assets related to such acquisitions. The risk of goodwill and other asset impairments increases during a cyclical housing downturn when our profitability may decline, as evidenced by the goodwill and other asset impairment charges we recognized in recent years. In addition, we may not be able to successfully implement our operating or internal growth strategies within our existing markets. In the uncertain current market conditions, asset acquisitions involve a risk that the markets involved may subsequently deteriorate. Conversely, if we delay an acquisition until we believe the market uncertainties are resolved, the potential competitive advantages of the acquisition may be limited.

We may not realize our deferred income tax asset.

As of September 30, 2010, we have a net deferred income tax asset of $902.6 million, against which we have provided a valuation allowance of $902.6 million. The realization of our deferred income tax asset is dependent upon the generation of future taxable income during the statutory carryforward periods in which the related temporary differences become deductible.

The accounting for deferred income taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Changes in tax laws also affect actual tax results and the valuation of deferred income tax assets over time.

The utilization of our tax losses could be substantially limited if we experienced an ownership change as defined in the Internal Revenue Code.

We have experienced continuing tax net operating losses through fiscal 2010 and have potential unrealized built-in losses. These tax net operating losses have the potential to reduce future income tax obligations if we realize taxable income in the future. However, Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carryforwards and certain built-in losses recognized in years after the ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of its stock within a rolling three-year period, as calculated in accordance with the rules. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning directly or indirectly 5% or more of the stock of the company and any change in ownership arising from new issuances of stock by the company.

If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, both the amount of and our ability to use any of our net operating loss carryforwards, tax credit carryforwards or net unrealized built-in losses at the time of ownership change would be subject to the limitations of Section 382. In addition, these limitations may affect the expiration date of a portion of our built-in losses, any net operating loss carryforwards or tax credit carryforwards, and we may not be able to use them before they expire. This could adversely affect our financial position, results of operations and cash flow.

We do not believe we have experienced such an ownership change as of September 30, 2010; however, the amount by which our ownership may change in the future is affected by purchases and sales of stock by 5% stockholders; the potential conversion of our outstanding convertible senior notes and our decision as to whether to settle any such conversions completely or partially in stock; and new issuances of stock by us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In addition to our inventories of land, lots and homes, we own several office buildings totaling approximately 250,000 square feet, and we lease approximately 915,000 square feet of office space under leases expiring through October 2015. These properties are located in our various operating markets to house our homebuilding and financial services operating divisions and our regional and corporate offices.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “DHI.” The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock, as reported by the NYSE, and the quarterly cash dividends declared per common share.

	Year Ended September 30, 2010			Year Ended September 30, 2009
			Declared			Declared
	High	Low	Dividends	High	Low	Dividends

1st Quarter	$13.00	$9.69	$0.0375	$13.40	$3.79	$0.0375
2nd Quarter	13.53	10.87	0.0375	11.35	5.72	0.0375
3rd Quarter	15.44	9.82	0.0375	13.74	8.53	0.0375
4th Quarter	11.38	9.41	0.0375	13.90	8.26	0.0375

As of November 10, 2010, the closing price of our common stock on the NYSE was $12.05, and there were approximately 549 holders of record.

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

During fiscal years 2010, 2009 and 2008, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

In November 2009, our Board of Directors authorized the repurchase of up to $100 million of our common stock. The authorization was renewed in July 2010 and is effective through July 31, 2011. We made no repurchases of common stock under the share repurchase program during fiscal 2010; therefore, all of the $100 million authorization was remaining at September 30, 2010.

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return on D.R. Horton common stock for the last five fiscal years through September 30, 2010, compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The comparison assumes a hypothetical investment in D.R. Horton common stock and in each of the foregoing indices of $100 at September 30, 2005, and assumes that all dividends were reinvested. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

Comparison of Five-Year Cumulative Total Return
Among D.R. Horton, Inc., S&P 500 Index and S&P 500 Homebuilding Index

	Year Ended September 30,
	2005	2006	2007	2008	2009	2010
D.R. Horton, Inc.	$100.00	$67.20	$36.96	$38.90	$34.66	$34.23

S&P 500 Index	$100.00	$110.79	$129.00	$100.65	$93.70	$103.22

S&P 500 Homebuilding Index	$100.00	$72.43	$36.81	$31.15	$26.09	$24.20

This performance graph shall not be deemed to be incorporated by reference into our SEC filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

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

	Year Ended September 30,
	2010	2009	2008	2007	2006
	(In millions, except per share data)

Operating Data:
Revenues:
Homebuilding	$4,309.7	$3,603.9	$6,518.6	$11,088.8	$14,760.5
Financial Services	90.5	53.7	127.5	207.7	290.8
Gross profit (loss) — Homebuilding	682.1	65.2	(1,763.2)	603.7	3,342.2
Income (loss) before income taxes:
Homebuilding	78.1	(541.3)	(2,666.9)	(1,020.0)	1,878.7
Financial Services	21.4	(15.5)	35.1	68.8	108.4
Provision for (benefit from) income taxes	(145.6)	(7.0)	1.8	(238.7)	753.8
Net income (loss)	245.1	(549.8)	(2,633.6)	(712.5)	1,233.3
Net income (loss) per share:
Basic	0.77	(1.73)	(8.34)	(2.27)	3.94
Diluted	0.77	(1.73)	(8.34)	(2.27)	3.90
Cash dividends declared per common share	0.15	0.15	0.45	0.60	0.44

	September 30,
	2010	2009	2008	2007	2006
	(In millions)

Balance Sheet Data:
Inventories	$3,449.0	$3,666.7	$4,683.2	$9,343.5	$11,343.1
Total assets	5,938.6	6,756.8	7,950.6	11,556.3	14,820.7
Notes payable (1)	2,171.8	3,145.3	3,748.4	4,376.8	6,078.6
Total equity (2)	2,622.9	2,400.6	2,864.8	5,655.3	6,558.0

(1)	Includes both homebuilding notes payable and the amount outstanding on our mortgage repurchase facility.

(2)	In accordance with the Financial Accounting Standards Board’s authoritative guidance for noncontrolling interests, which was adopted at the beginning of fiscal 2010, noncontrolling interests are now presented as a component of equity rather than as a liability. All prior period total equity amounts have been revised to include noncontrolling interests.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Fiscal Year 2010 Overview

In fiscal 2010, conditions within the homebuilding industry remained challenging, primarily due to weak overall economic conditions, high unemployment and low consumer confidence. Demand for new homes improved while the federal homebuyer tax credit was in effect, but decreased sharply once the tax credit expired. Our net sales orders for fiscal 2010 were 14% higher than in fiscal 2009; however, much of the year-over-year increase was attributable to our results in the first half of the year before the federal homebuyer tax credit expired. Subsequent to its expiration, our net sales orders in the third and fourth quarters of fiscal 2010 were 3% and 21% lower, respectively, than in the comparable prior year periods. These results suggest that efforts to improve our net sales order volume will be challenging and that overall demand for new homes is likely to remain at very low levels for some time.

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

In the first half of fiscal 2010 there were indications of some stabilization of housing market conditions. The factors supporting the improved conditions included increased levels of affordability resulting from lower home sales prices; declines in the number of new homes available for sale; a low mortgage interest rate environment; and the federal government’s monetary and fiscal policies and programs, including the federal homebuyer tax credit, which encouraged home ownership and home purchases. These market conditions supported our strategy of opening new communities via lot option contracts and starting construction on more unsold homes to provide affordable housing and capture demand from first-time and move-up homebuyers. Having additional housing inventory available to close before the expiration of the federal tax credit resulted in significant increases in our net sales orders during the first half of fiscal 2010 from the comparable prior year period. During fiscal 2010, our homes closed and our gross profit as a percentage of home sales revenues increased from fiscal 2009, which resulted in pre-tax income of $99.5 million in 2010 compared to a pre-tax loss of $556.8 million in 2009.

The decline in demand subsequent to the expiration of the tax credit indicates that market conditions in the homebuilding industry are weak and the timing of a sustainable recovery remains uncertain. We are maintaining our cautious outlook for the homebuilding industry, and will adjust our operating strategy as necessary as we continually assess the level of underlying demand for new homes in our communities. However, we presently expect that our level of home sales, closings and profitability will be lower in fiscal 2011 than fiscal 2010.

Our future results could be negatively impacted by prolonged weakness in the economy, continued high levels of unemployment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.

Due to these uncertain market conditions, we have continued to evaluate our homebuilding and financial services assets for recoverability. Our assets whose recoverability is most impacted by market conditions include inventory, earnest money deposits and pre-acquisition costs related to land and lot option contracts, tax assets and owned mortgage loans. These assets collectively represented approximately 89% of our total assets, excluding cash and marketable securities, at September 30, 2010. Our evaluations reflected our expectation of continued challenges in the homebuilding industry. Based on our evaluations, during fiscal 2010 we recorded inventory impairment charges of $62.3 million, wrote-off earnest money deposits and pre-acquisition costs related to land and lot option contracts we no longer plan to pursue of $2.4 million, recorded additional reserves for losses of $13.7 million associated with mortgage loans held in portfolio and the limited recourse provisions on previously sold mortgage loans and increased the reserve related to mortgage reinsurance activities by $1.9 million. Inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs declined in fiscal 2010 from prior years, reflecting an improvement in gross profit from home closings during fiscal 2010 compared to prior years. We will evaluate whether further impairment charges, valuation adjustments or write-offs are necessary on these assets in the coming quarters. Additional discussion of these evaluations and charges is presented below.

Strategy

We believe the long-term fundamental factors which support housing demand, namely population growth and household formation, remain positive. In the near term, however, it is not possible to predict if current homebuilding industry conditions will improve or if they will deteriorate from current levels. During the downturn we have increased our cash balances by generating cash flow from operations, primarily through reductions in inventory and mortgage loans held for sale, the receipt of tax refunds and by accessing the capital markets. While we will continue to conservatively manage our business, our increased liquidity provides us with flexibility in determining the appropriate operating strategy for each of our communities and markets to strike the best balance between cash flow generation and potential profit. With this flexibility, we are committed to continuing the following initiatives related to our operating strategy in the current homebuilding business environment:

•	Maintaining a strong cash balance and overall liquidity position.

•	Managing the sales prices and level of sales incentives on our homes as necessary to optimize the balance of sales volumes, profits, returns on inventory investments and cash flows.

•	Entering into new lot option contracts to purchase finished lots to potentially increase sales volumes and profitability.

•	Renegotiating existing lot option contracts to reduce our lot costs and better match the scheduled lot purchases with new home demand in each community.

•	Limiting land development spending, especially in communities that require substantial investments of time or capital resources.

•	Managing our inventory of homes under construction by selectively starting construction on unsold homes to capture new home demand, while monitoring the number and aging of unsold homes and aggressively marketing unsold, completed homes in inventory.

•	Decreasing the cost of goods purchased from both vendors and subcontractors.

•	Modifying product offerings to provide more affordable homes.

•	Controlling our SG&A infrastructure to match production levels.

These initiatives allowed us to generate significant cash flows from operations during the downturn and to achieve improved operating results during fiscal 2010. Although we cannot provide any assurances that these initiatives will be successful in the future, we expect that our operating strategy will allow us to continue to maintain a strong balance sheet and liquidity position in fiscal 2011.

Key Results

Key financial results as of and for our fiscal year ended September 30, 2010, as compared to fiscal 2009, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 20% to $4.3 billion.

•	Homes closed increased 25% to 20,875 homes while the average selling price of those homes decreased 3% to $206,100.

•	Net sales orders increased 14% to 19,375 homes.

•	Sales order backlog decreased 25% to $850.8 million.

•	Home sales gross margins increased 420 basis points to 17.3%.

•	Inventory impairments and land option cost write-offs were $64.7 million, compared to $407.7 million.

•	Homebuilding SG&A expense decreased slightly to $522.0 million, and as a percentage of homebuilding revenues decreased by 240 basis points to 12.1%.

•	Homebuilding pre-tax income was $78.1 million, compared to a pre-tax loss of $541.3 million.

•	Homes in inventory declined by 2,100 to 9,500.

•	Total owned and optioned lot position increased by 10,700 to 119,400.

•	Homebuilding debt decreased by $1.0 billion to $2.1 billion through maturities, early redemptions and open market purchases.

•	Net homebuilding debt to total capital decreased 1,640 basis points to 16.1%, and gross homebuilding debt to total capital decreased 1,190 basis points to 44.3%.

•	Homebuilding cash and marketable securities totaled $1.6 billion, compared to $1.9 billion.

Financial Services Operations:

•	Total financial services revenues, net of recourse and reinsurance expenses, increased to $90.5 million from $53.7 million.

•	Financial services pre-tax income was $21.4 million, compared to a pre-tax loss of $15.5 million.

Consolidated Results:

•	Diluted earnings per share was $0.77, compared to net loss per share of $1.73.

•	Net income was $245.1 million, compared to net loss of $549.8 million.

•	Total equity increased to $2.6 billion, from $2.4 billion.

•	Net cash provided by operations was $709.4 million, compared to $1.1 billion.

Results of Operations — Homebuilding

Our operating segments are our 33 homebuilding operating divisions, which we aggregate into six reporting segments. These reporting segments, which we also refer to as reporting regions, have homebuilding operations located in the following states:

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia

Midwest:	Colorado, Illinois, Minnesota and Wisconsin

Southeast:	Alabama, Florida and Georgia

South Central:	Louisiana, New Mexico (Las Cruces only), Oklahoma and Texas

Southwest:	Arizona and New Mexico

West:	California, Hawaii, Idaho, Nevada, Oregon, Utah and Washington

During the fourth quarter of fiscal 2010, a change in the composition of our operating divisions required that the Las Cruces, New Mexico market, previously included in our Southwest reporting segment, now be included in our South Central reporting segment. Consequently, throughout this discussion, we have restated the prior year amounts between segments to conform to the current year presentation.

Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the fiscal years ended September 30, 2010 and 2009.

	Net Sales Orders (1)
	Fiscal Year Ended September 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2010	2009	Change	2010	2009	Change	2010	2009	Change

East	2,027	1,519	33%	$469.0	$353.7	33%	$231,400	$232,900	(1)%
Midwest	1,045	1,198	(13)%	296.0	323.5	(9)%	283,300	270,000	5%
Southeast	3,892	3,107	25%	728.7	560.8	30%	187,200	180,500	4%
South Central	7,375	6,172	19%	1,273.4	1,060.6	20%	172,700	171,800	1%
Southwest	1,785	1,751	2%	315.3	300.2	5%	176,600	171,400	3%
West	3,251	3,287	(1)%	928.6	899.6	3%	285,600	273,700	4%

	19,375	17,034	14%	$4,011.0	$3,498.4	15%	$207,000	$205,400	1%

	Sales Order Cancellations
	Fiscal Year Ended September 30,
	Cancelled
	Sales Orders		Value (In millions)		Cancellation Rate (2)
	2010	2009	2010	2009	2010	2009

East	581	478	$127.2	$113.0	22%	24%
Midwest	250	240	68.7	64.8	19%	17%
Southeast	1,409	1,321	250.0	244.5	27%	30%
South Central	3,076	3,029	514.1	509.0	29%	33%
Southwest	677	913	115.1	167.2	27%	34%
West	789	1,207	227.3	357.3	20%	27%

	6,782	7,188	$1,302.4	$1,455.8	26%	30%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders increased 15%, to $4,011.0 million (19,375 homes) in 2010 from $3,498.4 million (17,034 homes) in 2009. The number of net sales orders increased 14% in fiscal 2010 compared to fiscal 2009. These results were impacted by increased levels of affordability resulting from lower home sales prices, recent declines in the number of new homes available for sale, a low mortgage interest rate environment, and the federal government’s monetary and fiscal policies and programs, including the federal homebuyer tax credit, which accelerated sales demand during the first half of the year. Although these results reflect improvement over the prior year and suggest the severe declines in our net sales orders experienced in recent years may be moderating, the significant decline in demand subsequent to the expiration of the federal tax credit indicates that market conditions are weak and the timing of a sustainable housing recovery remains uncertain.

In comparing fiscal 2010 to fiscal 2009, the value of net sales orders increased in most of our market regions, with the largest percentage increases occurring in our East, Southeast and South Central regions resulting from new communities in the Carolinas, Florida and Texas, as well as lower cancellation rates achieved in these regions. Conversely, our Midwest region experienced a 13% decline in net sales orders, due to continued weak demand in our Chicago market. Fluctuations in the value of net sales orders were primarily due to the change in the number of homes sold in each respective region, and to a much lesser extent, small fluctuations in the average selling price of those homes. Our sales volumes in the future will depend on the strength of the overall economy, employment levels and our ability to successfully implement our operating strategies in each of our markets.

The average price of our net sales orders in 2010 was $207,000, an increase of 1% from the $205,400 average in 2009. We will continue our efforts to offer affordable product offerings to our target customer base and will seek to adjust our product mix, geographic mix and pricing within our homebuilding markets to meet market conditions.

Our annual sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 26% in fiscal 2010, compared to 30% in fiscal 2009. This cancellation rate continues to be above historical levels. Our ability to reduce it to historical levels depends largely on the strength of the overall economy and our ability to successfully implement our operating strategies in each of our markets. We anticipate that cancellation rates will continue to fluctuate significantly until there is sustained stability in market conditions.

	Sales Order Backlog
	As of September 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
			%			%			%
	2010	2009	Change	2010	2009	Change	2010	2009	Change

East	472	559	(16)%	$103.4	$126.6	(18)%	$219,100	$226,500	(3)%
Midwest	247	389	(37)%	70.1	105.0	(33)%	283,800	269,900	5%
Southeast	812	969	(16)%	162.5	179.0	(9)%	200,100	184,700	8%
South Central	1,691	2,362	(28)%	297.3	402.6	(26)%	175,800	170,400	3%
Southwest	405	492	(18)%	71.9	86.3	(17)%	177,500	175,400	1%
West	501	857	(42)%	145.6	242.5	(40)%	290,600	283,000	3%

	4,128	5,628	(27)%	$850.8	$1,142.0	(25)%	$206,100	$202,900	2%

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

Our homes in backlog at September 30, 2010 declined 27% from the prior year as a result of closing homes at a greater rate than our sales pace during the latter half of the year and the effects of the federal homebuyer tax credit that was in effect at September 30, 2009. Given our lower level of backlog at the beginning of fiscal 2011 as compared to the level at the beginning of fiscal 2010, we expect that our 2011 first quarter closings and revenues will be lower than in the prior year. Additionally, should the sales trends of the second half of fiscal 2010 continue into the first half of fiscal 2011, our full year closings and revenues will likely be lower in 2011 than 2010.

	Homes Closed and Home Sales Revenue
	Fiscal Year Ended September 30,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2010	2009	Change	2010	2009	Change	2010	2009	Change

East	2,114	1,447	46%	$492.2	$345.3	43%	$232,800	$238,600	(2)%
Midwest	1,187	1,137	4%	330.9	310.0	7%	278,800	272,600	2%
Southeast	4,049	2,921	39%	745.2	547.5	36%	184,000	187,400	(2)%
South Central	8,046	5,835	38%	1,378.8	1,022.1	35%	171,400	175,200	(2)%
Southwest	1,872	2,045	(8)%	329.7	379.8	(13)%	176,100	185,700	(5)%
West	3,607	3,318	9%	1,025.5	958.9	7%	284,300	289,000	(2)%

	20,875	16,703	25%	$4,302.3	$3,563.6	21%	$206,100	$213,400	(3)%

Home Sales Revenue

Revenues from home sales increased 21%, to $4,302.3 million (20,875 homes closed) in 2010 from $3,563.6 million (16,703 homes closed) in 2009. The average selling price of homes closed during 2010 was $206,100, down 3% from the $213,400 average in 2009. During fiscal 2010, home sales revenues increased in most of our market regions, with significant increases in our East, Southeast and South Central markets. These increases resulted from increases in the number of homes closed.

The number of homes closed in 2010 increased 25% due to increases in five of our six market regions. The increase in home closings reflects the impact of the first-time homebuyer’s federal tax credit, which initially required buyers to close on their home purchase transaction by June 30, 2010. We believe this helped stimulate demand for homes that could close during the first nine months of fiscal 2010. We also believe that our operating strategy of selectively starting construction on unsold homes, which made additional housing inventory available to close by June 30, 2010, led to increased home closings volume by better capturing this demand. The Southwest region had an 8% decrease in homes closed due to both weak demand in the Phoenix market and our prior year efforts to reduce completed home inventories in that market. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and amount of revenue we will generate.

Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Fiscal Year Ended September 30,
	2010	2009

Gross profit — Home sales	17.3%	13.1%
Gross profit — Land/lot sales	37.8%	13.4%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(1.5)%	(11.3)%
Gross profit — Total homebuilding	15.8%	1.8%
Selling, general and administrative expense	12.1%	14.5%
Interest expense	2.0%	2.8%
Loss (gain) on early retirement of debt, net	0.1%	(0.1)%
Other (income)	(0.2)%	(0.4)%
Income (loss) before income taxes	1.8%	(15.0)%

Home Sales Gross Profit

Gross profit from home sales increased by 59%, to $744.0 million in 2010, from $467.5 million in 2009, and, as a percentage of home sales revenues, increased 420 basis points, to 17.3%. Approximately 350 basis points of the increase in the home sales gross profit percentage was a result of the average cost of our homes declining by more than our average selling prices, caused largely by a reduction in our construction costs on homes closed during the current year. The reduction in construction costs primarily results from changes in product design, as well as cost reductions obtained from our suppliers and sub-contractors in prior periods. In addition, the increase in home sales gross profit is partially due to our efforts beginning in fiscal 2009 to acquire lot positions in new communities and construct and close houses from these new projects. Homes closed on these recently acquired finished lots yielded higher gross profits than those on land and lots acquired in prior years. Approximately 70 basis points of the increase was due to a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues, resulting from reductions in our interest and property taxes incurred over the past year, as well as more closings occurring on acquired finished lots, rather than internally developed lots.

Future changes in gross profit percentages are impacted by the use of sales incentives and price adjustments to generate an adequate volume of home closings. We expect our gross profit percentage to decline in the first half of fiscal 2011 due to current weak housing market conditions.

Land Sales Revenue

Land sales revenues decreased 82% to $7.4 million in 2010, from $40.3 million in 2009. Of the $40.3 million of revenues in fiscal 2009, $26.9 million related to land sale transactions in the fourth quarter of fiscal 2008 for which recognition of the revenue had been deferred due to the terms of the sale. Fluctuations in revenues from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we also sell residential lots or land parcels to manage our land and lot supply. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales fluctuate from period to period. As of September 30, 2010, we had $3.3 million of land held for sale that we expect to sell in the next twelve months.

Inventory Impairments and Land Option Cost Write-offs

	Fiscal Year Ended September 30,
	2010			2009
		Land Option
		Cost			Land Option
	Inventory	Write-Offs		Inventory	Cost
	Impairments	(Recoveries)	Total	Impairments	Write-Offs	Total
	(In millions)

East	$9.0	$(0.4)	$8.6	$54.3	$10.6	$64.9
Midwest	21.9	0.1	22.0	46.3	8.4	54.7
Southeast	17.0	0.5	17.5	36.7	1.3	38.0
South Central	13.3	0.7	14.0	17.0	3.0	20.0
Southwest	0.6	—	0.6	36.5	2.9	39.4
West	0.5	1.5	2.0	187.0	3.7	190.7

	$62.3	$2.4	$64.7	$377.8	$29.9	$407.7

Carrying Values of Potentially Impaired and Impaired Communities

	At September 30, 2010
				Analysis of Communities with Impairment Charges
				Recorded at September 30, 2010
		Inventory with			Inventory
	Total	Impairment Indicators			Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
			(Values in millions)

East	181	7	$69.9	1	$4.4	$2.8
Midwest	60	13	94.1	3	11.3	6.4
Southeast	308	12	42.7	2	11.8	2.8
South Central	324	19	64.1	6	31.0	18.0
Southwest	89	8	36.5	1	1.2	0.9
West	181	13	102.5	1	3.4	3.1

	1,143	72	$409.8	14	$63.1	$34.0

Carrying Values of Potentially Impaired and Impaired Communities

	At September 30, 2009
				Analysis of Communities with Impairment Charges
				Recorded at September 30, 2009
		Inventory with			Inventory
	Total	Impairment Indicators			Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
			(Values in millions)

East	129	17	$157.8	4	$85.1	$45.9
Midwest	50	19	143.0	7	47.8	32.8
Southeast	205	27	97.5	15	40.9	29.8
South Central	288	34	110.8	4	17.7	14.2
Southwest	75	18	99.7	8	53.0	36.2
West	152	46	354.3	20	176.8	87.5

	899	161	$963.1	58	$421.3	$246.4

(1)	A community may consist of land held for development, residential land and lots developed and under development, and construction in progress and finished homes. A particular community often includes inventory in more than one category. Further, a community may contain multiple parcels with varying product types (e.g. entry level and move-up single family detached, as well as attached product types). Some communities have no homes under construction, finished homes, or current home sales efforts or activity.

Inventory Impairments and Land Option Cost Write-offs

During fiscal 2010, when we performed our quarterly inventory impairment analyses, the assumptions utilized reflected our expectation of continued challenging conditions and uncertainties in the homebuilding industry and in our markets. As we continue to evaluate the strength of the economy (measured largely in terms of job growth), the level of underlying demand for new homes and our operating performance, the level of impairments in future quarters will likely fluctuate and may increase. Our impairment evaluation as of September 30, 2010 indicated communities with a combined carrying value of $409.8 million had indicators of potential impairment, and these communities were evaluated for impairment. The analysis of the large majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that we do not intend to develop or operate in current market conditions, slight increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, we estimated the remaining lives of these communities to range from six months to in excess of ten years. In performing this analysis, we utilized a range of discount rates for communities of 14% to 20%. Through this evaluation process, we determined that communities with a carrying value of $63.1 million as of September 30, 2010, were impaired. As a result, during the fourth quarter of fiscal 2010, we recorded impairment charges of $29.1 million to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $174.9 million in the same period of the prior year. The fourth quarter charges combined with impairment charges recorded earlier in the year resulted in total inventory impairment charges of $62.3 million and $377.8 million during fiscal 2010 and 2009, respectively.

We perform our impairment analysis based on total inventory at the community level. When an impairment charge for a community is determined, the charge is then allocated to each lot in the community in the same manner as land and development costs are allocated to each lot. The inventory within each community is categorized as construction in progress and finished homes, residential land and lots developed and under development, and land held for development, based on the stage of production or plans for future development. During fiscal 2010, approximately 93% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 7% of the charges were recorded to construction in progress and finished homes inventory, compared to 85% and 15%, respectively, in fiscal 2009.

Of the remaining $346.7 million carrying value of communities with impairment indicators which were determined not to be impaired at September 30, 2010, the largest concentrations were in California (22%), Illinois (17%), Arizona (10%), Texas (9%), Florida (9%) and New Jersey (8%). It is possible that our estimate of undiscounted cash flows from these communities may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to develop the lots and construct the homes. The pricing and incentive levels are often inter-related with sales pace within a community, such that a price reduction can be expected to increase the sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new homes and existing homes, some of which may result from foreclosures. If conditions worsen in the broader economy, homebuilding industry or specific markets in which we operate, and as we re-evaluate specific community pricing and incentives, construction and development plans, and our overall land sale strategies, we may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges.

Based on our quarterly reviews of land and lot option contracts, we have written off earnest money deposits and pre-acquisition costs related to contracts for land or lots which are not expected to be acquired. During fiscal 2010 and 2009, we wrote off $2.4 million and $29.9 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts. At September 30, 2010, outstanding earnest money deposits and pre-acquisition costs associated with our portfolio of land and lot option purchase contracts totaled $13.3 million and $11.0 million, respectively.

The inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 150 basis points in fiscal 2010, compared to 1,130 basis points in fiscal 2009.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities decreased slightly to $522.0 million in 2010 from $523.0 million in 2009. As a percentage of homebuilding revenues, SG&A expense decreased 240 basis points, to 12.1% in 2010 from 14.5% in 2009. The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 58% and 55% of SG&A costs in 2010 and 2009, respectively. These costs increased by 6%, to $304.0 million in 2010 from $287.2 million in 2009. Our homebuilding operations employed approximately 2,500 and 2,300 employees at September 30, 2010 and 2009, respectively.

A portion of compensation expense relates to our long-term incentive bonus program, which provides for the Compensation Committee of our Board of Directors to award performance units to our Chairman of the Board and our Chief Executive Officer. The actual number of performance units earned is based upon our level of achievement on defined performance metrics as compared to our peer group. The earned award will have a value equal to the number of earned units multiplied by the closing price of our common stock at the end of the performance period and may be paid in cash, equity or a combination of both. The Compensation Committee has the discretion to reduce the final payout on the performance units from the amount earned. Performance units were granted in 2008 and 2009 with 33-month performance periods ending on September 30, 2010 and 2011, respectively. Our liability for these awards has been based on our performance against the peer group, the elapsed portion of the performance period and our stock price as of each reporting date, and previously assumed no future reduction of the earned value of the performance units by the Compensation Committee. Because the values of the earned performance units are dependent on our performance and our common stock price, and because the final amount can be reduced at the discretion of the Compensation Committee, this liability has been subject to a high degree of volatility.

Subsequent to September 30, 2010, the Compensation Committee exercised its discretion and reduced the amount earned under the 2008 performance unit grant to $4.9 million and expects to limit the amount which may be earned under the 2009 performance unit grant to approximately $4.1 million. The liability related to the 2008 and 2009 performance unit grants was $9.0 million and $11.3 million at September 30, 2010 and September 30, 2009, respectively. Compensation expense (benefit) related to these grants were ($2.3) million and $7.7 million for fiscal 2010 and 2009, respectively.

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

Interest Incurred

We capitalize homebuilding interest costs to inventory during active development and construction. Due to the decrease in the size of our operations, our inventory under active development and construction has been lower than our debt level; therefore, a portion of our interest incurred must be expensed. We expensed $86.3 million of homebuilding interest during fiscal 2010, compared to $100.2 million of interest during fiscal 2009.

Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, was 3.4% of total home and land/lot cost of sales in 2010, compared to 3.9% in 2009. Interest incurred is related to the average level of our homebuilding debt outstanding during the period. Comparing fiscal 2010 with fiscal 2009, interest incurred related to homebuilding debt decreased 16% to $173.2 million, primarily due to a 19% decrease in our average homebuilding debt.

Gain/Loss on Early Retirement of Debt

We retired $822.2 million principal amount of our senior and senior subordinated notes prior to their maturity during fiscal 2010, compared to $380.3 million in fiscal 2009. Related to the early retirement of these notes, we recognized a net loss of $4.9 million in fiscal 2010 and a net gain of $11.5 million in fiscal 2009, which represents the difference between the principal amount of the notes and the aggregate purchase price, less any unamortized discounts and fees. The loss in fiscal 2010 includes a loss of $2.0 million for the call premium related to the early redemption of our 5.875% senior notes due 2013. The gain in fiscal 2009 was partially offset by a $7.6 million loss related to the early termination of our revolving credit facility in May 2009.

Other Income

Other income, net of other expenses, associated with homebuilding activities was $9.2 million in 2010, compared to $12.8 million in 2009. The largest component of other income in both years was interest income.

Goodwill

In performing our annual goodwill impairment analysis, we estimate the fair value of our operating segments utilizing the present values of expected future cash flows. As a result of the analysis performed as of September 30, 2010 and 2009, we determined that the fair value of our operating segments was greater than their carrying value and therefore, no impairment of goodwill existed. As of September 30, 2010 and 2009, our goodwill balance was $15.9 million, all of which related to our South Central reporting segment. The goodwill assessment procedures require management to make comprehensive estimates of future revenues and costs. Due to the uncertainties associated with such estimates, actual results could differ from these estimates.

Homebuilding Results by Reporting Region

	Fiscal Year Ended September 30,
	2010			2009
		Homebuilding			Homebuilding
		Income (Loss)	% of		Income (Loss)	% of
	Homebuilding	Before	Region	Homebuilding	Before	Region
	Revenues	Income Taxes (1)	Revenues	Revenues	Income Taxes (1)	Revenues
	(In millions)

East	$492.3	$(6.3)	(1.3)%	$347.1	$(95.9)	(27.6)%
Midwest	331.0	(31.3)	(9.5)%	314.5	(104.9)	(33.4)%
Southeast	747.6	(7.5)	(1.0)%	570.8	(73.2)	(12.8)%
South Central	1,383.5	83.4	6.0%	1,024.6	4.9	0.5%
Southwest	329.7	12.0	3.6%	382.4	(45.8)	(12.0)%
West	1,025.6	27.8	2.7%	964.5	(226.4)	(23.5)%

	$4,309.7	$78.1	1.8%	$3,603.9	$(541.3)	(15.0)%

(1)	Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating our corporate office. The amortization of capitalized interest and property taxes is allocated to each segment based on the segment’s revenue, while the interest expensed directly and those expenses associated with the corporate office are allocated to each segment based on the segment’s average inventory.

East Region — Homebuilding revenues increased 42% in 2010 compared to 2009, primarily due to an increase in the number of homes closed, with the largest increases occurring in our New Jersey and Carolina markets. The region reported a loss before income taxes of $6.3 million in 2010, compared to a loss of $95.9 million in 2009. The results were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $8.6 million and $64.9 million in fiscal 2010 and 2009, respectively. The region’s gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased 390 basis points in fiscal 2010 compared to fiscal 2009. The increase was a result of a reduction in the construction costs of our homes closed during fiscal 2010. Also, a reduction in the region’s SG&A expenses as a percentage of homebuilding revenues contributed 420 basis points to the region’s improvement in loss before income taxes as a percentage of homebuilding revenues, as the region’s additional closing volume helped leverage these SG&A expenses.

Midwest Region — Homebuilding revenues increased 5% in 2010 compared to 2009, primarily due to increases in the number of homes closed in all of the region’s markets. The region reported a loss before income taxes of $31.3 million in 2010, compared to a loss of $104.9 million in 2009. The results were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $22.0 million and $54.7 million in fiscal 2010 and 2009, respectively. The region’s home sales gross profit percentage increased 920 basis points in fiscal 2010 compared to fiscal 2009. The increase was a result of higher margins primarily in our Chicago and Denver markets. The Denver market also benefitted from lower warranty costs on previously closed homes. In fiscal 2010, a reduction in the region’s SG&A expenses as a percentage of homebuilding revenues contributed 280 basis points to the region’s improvement in loss before income taxes as a percentage of homebuilding revenues. Although these results reflect improvement over the prior year, we experienced a significant decline in net sales orders in this region during recent quarters. This decline was due to continued weak demand in our Chicago market, and we expect conditions in this market to remain challenging in the near-term. Substantially all of our fiscal 2010 impairments for this region related to projects in our Chicago market.

Southeast Region — Homebuilding revenues increased 31% in 2010 compared to 2009, primarily due to an increase in the number of homes closed, with the largest increases occurring in our central Florida and Atlanta markets. The region reported a loss before income taxes of $7.5 million in fiscal 2010 compared to a loss of $73.2 million in fiscal 2009. The results were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $17.5 million and $38.0 million in fiscal 2010 and 2009, respectively. The region’s home sales gross profit percentage increased 460 basis points in fiscal 2010 compared to fiscal 2009. The increase was a result of higher margins on homes closed in the majority of the region’s markets, led by our south and central Florida markets. The increase in homes sales gross profit percentage was a result of construction costs declining at a faster rate than the decline in average selling price on homes closed during fiscal 2010. Also contributing to the increase in home sales gross profit are our efforts since the beginning of fiscal 2009 to acquire lot positions in new communities and construct and close houses from these new projects. Homes closed on these recently acquired finished lots are generally yielding higher gross profits than those on land and lots acquired in prior years. In fiscal 2010, a reduction in the region’s SG&A expenses as a percentage of homebuilding revenues contributed 250 basis points to the region’s improvement in income before income taxes as a percentage of homebuilding revenues as the region’s additional closing volume helped leverage these SG&A expenses.

South Central Region — Homebuilding revenues increased 35% in 2010 compared to 2009, primarily due to an increase in the number of homes closed, with the largest increases occurring in our Central Texas, Houston and Dallas/Fort Worth markets. The region reported income before income taxes of $83.4 million in fiscal 2010, compared to income of $4.9 million in fiscal 2009. The improvement was due in large part to the increase in revenue, combined with the region’s home sales gross profit percentage increasing 290 basis points in fiscal 2010 compared to fiscal 2009 due to higher margins on homes closed in the majority of the region’s markets. These higher margins were primarily attributable to reductions in construction costs of our homes. Additionally, a decrease in inventory impairment charges and earnest money and pre-acquisition cost write-offs, which were $14.0 million in fiscal 2010 compared to $20.0 million in fiscal 2009, contributed to the region’s increase in income before income taxes.

Southwest Region — Homebuilding revenues decreased 14% in 2010 compared to 2009, due to a decrease in the number of homes closed and in the average selling price of those homes. The decreases in revenues and homes closed were due to continuing weakness in the Phoenix market. The region reported income before income taxes of $12.0 million in 2010, compared to a loss before income taxes of $45.8 million in 2009. The loss in 2009 was due in large part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $39.4 million. The region’s home sales gross profit percentage increased 330 basis points in fiscal 2010 compared to fiscal 2009. The increase was a result of the average cost of the region’s homes declining by more than the average selling prices, driven in large part by reductions in home construction costs. In addition, the increase in home sales gross profit is partially due to our recent efforts to acquire lot positions in new communities and construct and close houses from these projects. In fiscal 2010, a reduction in the region’s SG&A expenses, both in absolute terms and as a percentage of homebuilding revenues, also contributed to the improvement in income before income taxes.

West Region — Homebuilding revenues increased 6% in 2010 compared to 2009, due to an increase in the number of homes closed, which was partially offset by a decrease in the average selling price of those homes. The largest increases in homes closed occurred in our Seattle and Southern California markets. The region reported income before income taxes of $27.8 million in 2010, compared to a loss before income taxes of $226.4 million in 2009. The loss in 2009 was due in large part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $190.7 million, compared to $2.0 million in 2010. The region’s home sales gross profit percentage increased 400 basis points in fiscal 2010 compared to fiscal 2009. The increase was a result of higher margins on homes closed in the majority of the region’s markets, driven in large part by reductions in home construction costs. In fiscal 2010, a reduction in the region’s SG&A expenses as a percentage of homebuilding revenues contributed 260 basis points to the region’s improvement in income before income taxes as a percentage of homebuilding revenues, as a result of absolute reductions in SG&A expenses, as well as the additional revenue providing more leverage against these costs.

Land and Lot Position and Homes in Inventory

The following is a summary of our land and lot position and homes in inventory at September 30, 2010 and 2009:

	As of September 30,
	2010				2009
		Lots				Lots
		Controlled				Controlled
		Under Lot	Total			Under Lot	Total
		Option and	Land/Lots	Homes		Option and	Land/Lots	Homes
	Land/Lots	Similar	Owned and	in	Land/Lots	Similar	Owned and	in
	Owned	Contracts (1)	Controlled	Inventory	Owned	Contracts (1)	Controlled	Inventory

East	10,600	4,900	15,500	1,300	10,800	2,200	13,000	1,400
Midwest	6,000	600	6,600	700	6,700	200	6,900	800
Southeast	24,000	11,300	35,300	1,900	21,000	5,200	26,200	2,200
South Central	21,300	9,300	30,600	3,100	22,600	8,900	31,500	4,500
Southwest	5,700	1,300	7,000	900	5,700	1,000	6,700	1,000
West	22,100	2,300	24,400	1,600	22,400	2,000	24,400	1,700

	89,700	29,700	119,400	9,500	89,200	19,500	108,700	11,600

	75%	25%	100%		82%	18%	100%

(1)	Excludes approximately 7,300 and 7,000 lots at September 30, 2010 and 2009, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, and have reserved the deposits related to these contracts but the underlying contract has not yet been terminated.

At September 30, 2010, we owned or controlled approximately 119,400 lots, compared to approximately 108,700 lots at September 30, 2009. Of the 119,400 total lots, we controlled approximately 29,700 lots (25%), which have a total remaining purchase price of approximately $963.9 million, through land and lot option purchase contracts with a total of $13.3 million in earnest money deposits. At September 30, 2010, approximately 22,800 of our owned lots were finished.

We had a total of approximately 9,500 homes in inventory, including approximately 1,200 model homes at September 30, 2010, compared to approximately 11,600 homes in inventory, including approximately 1,100 model homes at September 30, 2009. Of our total homes in inventory, approximately 5,200 and 5,800 were unsold at September 30, 2010 and 2009, respectively. At September 30, 2010, approximately 3,200 of our unsold homes were completed, of which approximately 800 homes had been completed for more than six months. At September 30, 2009, approximately 2,200 of our unsold homes were completed, of which approximately 800 homes had been completed for more than six months.

Our current strategy is to take advantage of market opportunities by entering into new lot option contracts to purchase finished lots in selected communities to potentially increase sales volumes and profitability. We will attempt to renegotiate existing lot option contracts as necessary to reduce our lot costs and better match the scheduled lot purchases with new home demand in each community. We also manage our inventory of homes under construction by selectively starting construction on unsold homes to capture new home demand, while monitoring the number and aging of unsold homes and aggressively marketing our unsold, completed homes in inventory.

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008

The following tables set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the fiscal years ended September 30, 2009 and 2008. We have restated the 2009 and 2008 amounts between reporting segments to conform to the current year presentation, reflecting the change in our reporting segments that occurred in fiscal 2010.

	Net Sales Orders (1)
	Fiscal Year Ended September 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2009	2008	Change	2009	2008	Change	2009	2008	Change

East	1,519	1,602	(5)%	$353.7	$396.3	(11)%	$232,900	$247,400	(6)%
Midwest	1,198	1,633	(27)%	323.5	425.3	(24)%	270,000	260,400	4%
Southeast	3,107	3,235	(4)%	560.8	637.6	(12)%	180,500	197,100	(8)%
South Central	6,172	7,357	(16)%	1,060.6	1,308.8	(19)%	171,800	177,900	(3)%
Southwest	1,751	2,891	(39)%	300.2	536.1	(44)%	171,400	185,400	(8)%
West	3,287	4,533	(27)%	899.6	1,373.1	(34)%	273,700	302,900	(10)%

	17,034	21,251	(20)%	$3,498.4	$4,677.2	(25)%	$205,400	$220,100	(7)%

	Sales Order Cancellations
	Fiscal Year Ended September 30,
	Cancelled				Cancellation
	Sales Orders		Value (In millions)		Rate (2)
	2009	2008	2009	2008	2009	2008

East	478	1,138	$113.0	$269.6	24%	42%
Midwest	240	464	64.8	140.3	17%	22%
Southeast	1,321	2,069	244.5	469.0	30%	39%
South Central	3,029	4,443	509.0	763.0	33%	38%
Southwest	913	3,680	167.2	755.5	34%	56%
West	1,207	2,378	357.3	851.3	27%	34%

	7,188	14,172	$1,455.8	$3,248.7	30%	40%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders decreased 25%, to $3,498.4 million (17,034 homes) in 2009 from $4,677.2 million (21,251 homes) in 2008. The number of net sales orders decreased 20% in fiscal 2009 compared to fiscal 2008. Factors that contributed to the slowing of demand for new homes in most of our markets included a high level of homes for sale, which included foreclosed homes for sale; a decrease in the availability of mortgage financing for many potential homebuyers; the continued uncertainty in the financial markets and a decline in homebuyer consumer confidence. However, these factors led to lower home prices and improved affordability, which combined with various homebuyer tax incentives and low mortgage interest rates, served to partially offset some of the market softness.

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

The average price of our net sales orders decreased 7%, to $205,400 in 2009 from $220,100 in 2008. The average price of our net sales orders decreased in five of our six market regions, due primarily to price reductions and increased incentives implemented to attempt to achieve an appropriate sales absorption pace. As the inventory of existing homes for sale, which included a substantial number of foreclosed homes, continued to be high, we adjusted our pricing to remain competitive with comparable existing home sales prices. We also adjusted our product mix, geographic mix and pricing within our homebuilding markets in an effort to keep our core product offerings affordable for our target customer base, typically first-time and move-up homebuyers, which also contributed to the decrease in average selling price.

Our annual sales order cancellation rate was 30% in fiscal 2009, compared to 40% in fiscal 2008. While an improvement from the prior year, this elevated cancellation rate reflects the challenges in most of our homebuilding markets, including the inability of many prospective homebuyers to sell their existing homes, the erosion of buyer confidence and the tight credit conditions in the mortgage markets.

In July 2008, the “American Housing Rescue and Foreclosure Prevention Act of 2008” was enacted into law. Among other provisions, this law eliminated seller-funded down payment assistance on FHA insured loans approved on or after October 1, 2008. Of our total home closings in fiscal 2008, approximately 25% were funded with mortgage loans whereby the homebuyer used a seller-financed down payment assistance program. While we sought other down payment assistance and mortgage financing alternatives for our buyers, the elimination of the seller-financed down payment assistance programs had a negative impact on our sales and revenues in fiscal 2009 relative to fiscal 2008.

In February 2009, the American Recovery and Reinvestment Act of 2009 was enacted into law. This legislation included a federal tax credit for qualified first-time homebuyers purchasing a principal residence on or after January 1, 2009 and before December 1, 2009. In November 2009, this credit was expanded to be available to more homebuyers and extended until June 2010.

	Sales Order Backlog
	As of September 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
			%			%			%
	2009	2008	Change	2009	2008	Change	2009	2008	Change

East	559	487	15%	$126.6	$118.2	7%	$226,500	$242,700	(7)%
Midwest	389	328	19%	105.0	91.6	15%	269,900	279,300	(3)%
Southeast	969	783	24%	179.0	165.7	8%	184,700	211,600	(13)%
South Central	2,362	2,025	17%	402.6	364.0	11%	170,400	179,800	(5)%
Southwest	492	786	(37)%	86.3	166.0	(48)%	175,400	211,200	(17)%
West	857	888	(3)%	242.5	301.9	(20)%	283,000	340,000	(17)%

	5,628	5,297	6%	$1,142.0	$1,207.4	(5)%	$202,900	$227,900	(11)%

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

	Homes Closed and Home Sales Revenue
	Fiscal Year Ended September 30,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2009	2008	Change	2009	2008	Change	2009	2008	Change

East	1,447	2,309	(37)%	$345.3	$584.8	(41)%	$238,600	$253,300	(6)%
Midwest	1,137	1,905	(40)%	310.0	525.8	(41)%	272,600	276,000	(1)%
Southeast	2,921	3,650	(20)%	547.5	781.6	(30)%	187,400	214,100	(12)%
South Central	5,835	8,061	(28)%	1,022.1	1,447.6	(29)%	175,200	179,600	(2)%
Southwest	2,045	5,208	(61)%	379.8	1,049.0	(64)%	185,700	201,400	(8)%
West	3,318	5,263	(37)%	958.9	1,775.5	(46)%	289,000	337,400	(14)%

	16,703	26,396	(37)%	$3,563.6	$6,164.3	(42)%	$213,400	$233,500	(9)%

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

Revenues from home sales in fiscal 2009 and 2008 were increased by $3.1 million and $26.8 million, respectively, from changes in deferred profit. As of September 30, 2009, the balance of deferred profit was $2.7 million, compared to $5.8 million at September 30, 2008.

Homebuilding Operating Margin Analysis

	Percentages of
	Related Revenues
	Fiscal Year Ended September 30,
	2009	2008

Gross profit — Home sales	13.1%	11.2%
Gross profit — Land/lot sales	13.4%	8.5%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(11.3)%	(38.1)%
Gross profit (loss) — Total homebuilding	1.8%	(27.0)%
Selling, general and administrative expense	14.5%	12.1%
Goodwill impairment	—%	1.2%
Interest expense	2.8%	0.6%
(Gain) on early retirement of debt	(0.1)%	—%
Other (income)	(0.4)%	(0.1)%
Loss before income taxes	(15.0)%	(40.9)%

Home Sales Gross Profit

Gross profit from home sales decreased by 32%, to $467.5 million in 2009, from $691.2 million in 2008, and, as a percentage of home sales revenues, increased 190 basis points, to 13.1%. Approximately 230 basis points of the increase in the home sales gross profit percentage was a result of the average cost of our homes declining by more than our average selling prices, caused by a greater portion of our closings occurring in our South Central region, which had experienced more stable housing conditions than our other regions, and the effects of prior inventory impairments on homes closed during fiscal 2009. Approximately 50 basis points of the increase was due to a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues resulting from reductions in our interest and property taxes incurred over fiscal 2009. These increases were partially offset by a decrease of 30 basis points due to the recognition of a lesser amount of previously deferred gross profit during fiscal 2009 compared to fiscal 2008 and by 60 basis points due to an increase in actual and estimated warranty and construction defect costs. The increase in estimated warranty costs was due in part to a fiscal 2009 adjustment to our estimated warranty liability related to estimated costs to remedy homes which we had found to or suspected might contain allegedly defective drywall manufactured in China (Chinese Drywall) in two of our markets. Also, we experienced increases in our construction defect claims self-insured retentions, resulting in additional reserves for estimated claims.

Land Sales Revenue

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

Carrying Values of Potentially Impaired and Impaired Communities

	At September 30, 2009
				Analysis of Communities with Impairment Charges
				Recorded at September 30, 2009
		Inventory with			Inventory
	Total	Impairment Indicators			Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
			(Values in millions)

East	129	17	$157.8	4	$85.1	$45.9
Midwest	50	19	143.0	7	47.8	32.8
Southeast	205	27	97.5	15	40.9	29.8
South Central	288	34	110.8	4	17.7	14.2
Southwest	75	18	99.7	8	53.0	36.2
West	152	46	354.3	20	176.8	87.5

	899	161	$963.1	58	$421.3	$246.4

Carrying Values of Potentially Impaired and Impaired Communities

	At September 30, 2008
				Analysis of Communities with Impairment Charges
				Recorded at September 30, 2008
		Inventory with			Inventory
	Total	Impairment Indicators			Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
			(Values in millions)

East	105	46	$436.9	19	$163.8	$79.0
Midwest	62	20	204.8	9	93.6	58.4
Southeast	176	78	485.5	37	241.7	153.7
South Central	248	58	208.7	15	38.1	30.5
Southwest	72	24	235.5	15	158.7	105.7
West	178	80	614.8	32	271.9	175.8

	841	306	$2,186.2	127	$967.8	$603.1

(1)	A community may consist of land held for development, residential land and lots developed and under development, and construction in progress and finished homes. A particular community often includes inventory in more than one category. Further, a community may contain multiple parcels with varying product types (e.g. entry level and move-up single family detached, as well as attached product types). Some communities have no homes under construction, finished homes, or current home sales efforts or activity.

Inventory Impairments and Land Option Cost Write-offs

During fiscal 2009, when we performed our quarterly inventory impairment analyses, the assumptions utilized reflected our cautious outlook for the broader homebuilding industry and our markets, both of which impact our business. This outlook incorporated our belief that housing market conditions might continue to deteriorate, and that challenging conditions would persist. Our impairment evaluation as of September 30, 2009 occurred after the end of the spring/summer selling season and was based on our latest operating plans for our projects into fiscal 2010, and reflected the anticipated expiration of government support efforts for the homebuilding industry, such as the tax credit and Fed purchases of mortgage-backed securities, in the subsequent year. Accordingly, our impairment evaluation as of September 30, 2009 again indicated a significant number of communities with impairment indicators. Communities with a combined carrying value of $963.1 million as of September 30, 2009, had indicators of potential impairment and were evaluated for impairment. Through this evaluation process, we determined that communities with a carrying value of $421.3 million as of September 30, 2009, the largest portion of which was in the West region, were impaired. As a result, during the fourth quarter of fiscal 2009, we recorded impairment charges of $174.9 million to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $988.9 million in the same period of the prior year. The fourth quarter charges combined with impairment charges recorded earlier in the year resulted in total inventory impairment charges of $377.8 million and $2,372.6 million during fiscal 2009 and 2008, respectively. In performing our quarterly inventory impairment analyses during fiscal 2009, we utilized a range of discount rates for communities of 14% to 20% which was increased from the range of 12% to 18% we would have used for these communities in fiscal 2008. The increased discount rates reflected our estimate of the increased level of market risk present in the homebuilding and related mortgage lending industries. The impact of the increase in the discount rates on the fourth quarter and fiscal 2009 inventory impairment charges was an increase of $9.9 million and $18.9 million, respectively. During fiscal 2009, approximately 85% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 15% of the charges were recorded to construction in progress and finished homes inventory, compared to 79% and 21%, respectively, in fiscal 2008.

During fiscal 2009 and 2008, we wrote off $29.9 million and $111.9 million, respectively, of earnest money deposits and pre-acquisition costs related to option contracts for land or lots which are not expected to be acquired. The inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 1,130 basis points in fiscal 2009, compared to 3,810 basis points in the fiscal 2008.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities decreased by $268.8 million, or 34%, to $523.0 million in 2009 from $791.8 million in 2008. As homebuilding revenues declined at a faster pace than SG&A expense, when expressed as a percentage of homebuilding revenues, SG&A expense increased 240 basis points, to 14.5% in 2009 from 12.1% in 2008. The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 55% and 52% of SG&A costs in 2009 and 2008, respectively. These costs decreased $125.7 million, or 30%, to $287.2 million in 2009 from $412.9 million in 2008. This decrease was largely due to our efforts to align the number of employees to match our home closing levels, as well as a decrease in incentive compensation. Our homebuilding operations employed approximately 2,300 and 3,100 employees at September 30, 2009 and 2008, respectively. Most other SG&A cost components also decreased in fiscal 2009 as compared to fiscal 2008, as a result of our efforts to reduce all costs throughout the company. The most substantial decreases occurred in advertising and depreciation.

Interest Incurred

We capitalize homebuilding interest costs to inventory during active development and construction. Due to our inventory reduction strategies and slowing or suspending land development in certain communities, our active inventory during fiscal 2009 and 2008 was lower than our debt level; therefore, a portion of our interest incurred was expensed. We expensed $100.2 million of homebuilding interest during fiscal 2009, compared to $39.0 million of interest during fiscal 2008 since the ratio of our active inventory to debt declined during that period.

Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, was 3.9% of total home and land/lot cost of sales in both 2009 and 2008. Interest incurred is related to the average level of our homebuilding debt outstanding during the period. Comparing fiscal 2009 with fiscal 2008, interest incurred related to homebuilding debt decreased 13% to $205.0 million, primarily due to a 13% decrease in our average homebuilding debt.

Gain/Loss on Early Retirement of Debt

During fiscal 2009, in addition to repaying maturing senior notes, we repurchased a total of $380.3 million principal amount of various issues of our senior notes prior to their maturity for an aggregate purchase price of $368.0 million, plus accrued interest. We recognized a gain of $11.5 million related to these repurchases, which was partially offset by a loss of $7.6 million related to the early termination of our revolving credit facility in May 2009. These transactions resulted in a net gain of $3.9 million during fiscal 2009.

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

Goodwill

In performing our annual goodwill impairment analysis as of September 30, 2009, we determined that our goodwill balance of $15.9 million, all of which relates to our South Central reporting segment, was not impaired. As a result of the analysis performed as of September 30, 2008, we recorded a goodwill impairment charge of $79.4 million, all of which related to our Southwest reporting segment.

Homebuilding Results by Reporting Region

	Fiscal Year Ended September 30,
	2009			2008
		Homebuilding			Homebuilding
		Income (Loss)	% of		Income (Loss)	% of
	Homebuilding	Before	Region	Homebuilding	Before	Region
	Revenues	Income Taxes (1)	Revenues	Revenues	Income Taxes (1)	Revenues
	(In millions)

East	$347.1	$(95.9)	(27.6)%	$589.9	$(332.5)	(56.4)%
Midwest	314.5	(104.9)	(33.4)%	546.7	(184.3)	(33.7)%
Southeast	570.8	(73.2)	(12.8)%	820.8	(507.7)	(61.9)%
South Central	1,024.6	4.9	0.5%	1,469.7	(6.1)	(0.4)%
Southwest	382.4	(45.8)	(12.0)%	1,153.4	(369.6)	(32.0)%
West	964.5	(226.4)	(23.5)%	1,938.1	(1,266.7)	(65.4)%

	$3,603.9	$(541.3)	(15.0)%	$6,518.6	$(2,666.9)	(40.9)%

(1)	Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating our corporate office. The amortization of capitalized interest and property taxes is allocated to each segment based on the segment’s revenue, while the interest expensed directly and those expenses associated with the corporate office are allocated to each segment based on the segment’s average inventory.

East Region — Homebuilding revenues decreased 41% in 2009 compared to 2008, primarily due to a 37% decrease in the number of homes closed, with the largest decreases in our New Jersey and Carolina markets. The region reported a loss before income taxes of $95.9 million in 2009, compared to a loss of $332.5 million in 2008. The losses were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $64.9 million and $288.4 million in fiscal 2009 and 2008, respectively. The region’s home sales gross profit percentage increased 390 basis points in fiscal 2009 compared to fiscal 2008. The increase was a result of the average cost of our homes declining by more than the average selling prices due to the effects of prior inventory impairments on homes closed during 2009.

Midwest Region — Homebuilding revenues decreased 42% in 2009 compared to 2008, primarily due to a 40% decrease in the number of homes closed, with the largest decreases in our Denver market. The region reported a loss before income taxes of $104.9 million in 2009, compared to a loss of $184.3 million in 2008. The losses were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $54.7 million and $163.3 million in fiscal 2009 and 2008, respectively. The region’s home sales gross profit percentage decreased 540 basis points in fiscal 2009 compared to fiscal 2008. The decrease was a result of lower margins in our Chicago and Denver markets, as well as higher warranty costs on previously closed homes in our Denver market. Additionally, our revenues declined at a greater rate than our SG&A expenses, which also contributed to the loss before income taxes in 2009.

Southeast Region — Homebuilding revenues decreased 30% in 2009 compared to 2008, primarily due to a 20% decrease in the number of homes closed, as well as a 12% decrease in the average selling price of those homes. The region reported a loss before income taxes of $73.2 million in 2009, compared to a loss of $507.7 million in 2008. The losses were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $38.0 million and $457.5 million in fiscal 2009 and 2008, respectively. The region’s home sales gross profit percentage increased 340 basis points in fiscal 2009 compared to fiscal 2008. The increase was a result of the average cost of our homes declining by more than the average selling prices due to the effects of prior inventory impairments on homes closed during 2009, and was partially offset by estimated warranty costs related to homes in one market in Florida which we had found to or suspected may contain Chinese Drywall.

South Central Region — Homebuilding revenues decreased 30% in 2009 compared to 2008, due to a 28% decrease in the number of homes closed. The region reported income before income taxes of $4.9 million in fiscal 2009, compared to a loss before income taxes of $6.1 million in fiscal 2008. The improvement was due in part to a decrease in inventory impairment charges and earnest money and pre-acquisition cost write-offs, which were $20.0 million and $72.4 million in fiscal 2009 and 2008, respectively. The region’s home sales gross profit percentage increased 40 basis points in fiscal 2009 compared to fiscal 2008 due to the effects of prior inventory impairments on homes closed during 2009. These improvements were partially offset by our SG&A expenses decreasing at a slower rate, 22%, than our homebuilding revenues.

Southwest Region — Homebuilding revenues decreased 67% in 2009 compared to 2008, due to a 61% decrease in the number of homes closed, primarily in our Phoenix market, as well as decreases in the average selling price of homes in the region. The region reported a loss before income taxes of $45.8 million in 2009, compared to a loss of $369.6 million in 2008. The losses were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $39.4 million and $330.7 million in fiscal 2009 and 2008, respectively. In fiscal 2008, goodwill impairment charges of $79.4 million also contributed to the loss. The region’s revenues declined at a greater rate than its SG&A expenses, which also contributed to the loss before income taxes in 2009. The region’s home sales gross profit percentage increased 110 basis points in fiscal 2009 compared to fiscal 2008 due to the effects of prior inventory impairments on homes closed during 2009.

West Region — Homebuilding revenues decreased 50% in 2009 compared to 2008, due to a 37% decrease in the number of homes closed, as well as a 14% decrease in the average selling price of those homes. The largest decreases in homes closed occurred in our Northern California markets. The region reported a loss before income taxes of $226.4 million in 2009, compared to a loss of $1.3 billion in 2008. The losses were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $190.7 million and $1.2 billion in fiscal 2009 and 2008, respectively. The region’s home sales gross profit percentage increased 450 basis points in fiscal 2009 compared to fiscal 2008. The increase was a result of the average cost of our homes declining by more than the average selling prices due to the effects of prior inventory impairments on homes closed during 2009.

Results of Operations — Financial Services

Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the fiscal years ended September 30, 2010 and 2009:

	Fiscal Year Ended September 30,
	2010	2009	% Change

Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	12,679	11,147	14%
Number of homes closed by D.R. Horton	20,875	16,703	25%
DHI Mortgage capture rate	61%	67%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	12,754	11,245	13%
Total number of loans originated or brokered by DHI Mortgage	14,146	13,481	5%
Captive business percentage	90%	83%
Loans sold by DHI Mortgage to third parties	14,001	13,991	—%

	Fiscal Year Ended September 30,
	2010	2009	% Change
	(In millions)

Loan origination fees	$17.7	$18.6	(5)%
Sale of servicing rights and gains from sale of mortgages	59.6	56.8	5%
Recourse expense	(13.7)	(33.2)	(59)%

Sale of servicing rights and gains from sale of mortgages, net	45.9	23.6	94%
Other revenues	6.8	8.3	(18)%
Reinsurance expense	(1.9)	(14.9)	(87)%

Other revenues, net	4.9	(6.6)	174%

Total mortgage operations revenues	68.5	35.6	92%
Title policy premiums, net	22.0	18.1	22%

Total revenues	90.5	53.7	69%
General and administrative expense	77.2	78.1	(1)%
Interest expense	1.9	1.5	27%
Interest and other (income)	(10.0)	(10.4)	(4)%

Income (loss) before income taxes	$21.4	$(15.5)	238%

Financial Services Operating Margin Analysis

	Percentages of
	Financial Services Revenues (1)
	Fiscal Year Ended
	September 30,
	2010	2009

Recourse and reinsurance expense	14.7%	47.2%
General and administrative expense	72.8%	76.7%
Interest expense	1.8%	1.5%
Interest and other (income)	(9.4)%	(10.2)%
Income (loss) before income taxes	20.2%	(15.2)%

(1)	Excludes the effects of recourse and reinsurance charges on financial services revenues

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. Total first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 14% in fiscal 2010 compared to fiscal 2009, corresponding to the 25% increase in the number of homes closed. The percentage increase in loans originated was lower than the percentage increase in the number of homes closed by our homebuilding operations due to a decrease in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing), to 61% in 2010, from 67% in 2009.

Home closings from our homebuilding operations constituted 90% of DHI Mortgage loan originations in 2010, compared to 83% in 2009, reflecting DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations. The relatively higher captive percentage in the current year reflects a lower level of refinancing activity than in the prior year.

The number of loans sold to third-party purchasers was virtually the same in 2010 as compared to 2009, while the number of loans originated increased by 5%. Loans are typically sold within 30 days of origination. Fluctuations in the volume of loans sold for a given period may not correspond to the change in loan origination volume because of the timing of loan sales, which for any quarter generally represents the loans originated in the last month of the prior quarter plus the first two months of the current quarter. Virtually all of the mortgage loans originated during fiscal 2010 and mortgage loans held for sale on September 30, 2010 were eligible for sale to Fannie Mae, Freddie Mac or GNMA (“Agency-eligible”). Approximately 86% of the mortgage loans sold by DHI Mortgage during fiscal 2010 were sold to two major financial institutions pursuant to their loan purchase agreements with DHI Mortgage. If we are unable to sell our mortgages to these or other purchasers, our ability to originate and sell mortgage loans could be significantly reduced and the profitability of our financial services operations would be negatively impacted.

Financial Services Revenues and Expenses

Revenues from the financial services segment increased 69%, to $90.5 million in 2010 from $53.7 million in 2009. Loan origination fees decreased 5%, to $17.7 million in 2010 from $18.6 million in 2009, while the number of loans originated increased 5% during the same period. The decrease in loan origination fees during 2010 relates to the adoption of the Financial Accounting Standards Board’s (FASB) authoritative guidance for fair value measurements of certain financial instruments on October 1, 2008. The authoritative guidance requires net origination costs and fees associated with mortgage loans to be recognized at origination and no longer deferred until the time of sale. Therefore, during fiscal 2009, we recognized $2.4 million of loan origination fees and $5.0 million of general and administrative (G&A) costs related to prior period loan originations. Revenues from the sale of servicing rights and gains from sale of mortgages increased 5%, to $59.6 million in 2010, from $56.8 million in 2009. Charges related to recourse obligations were $13.7 million in fiscal 2010, compared to $33.2 million in fiscal 2009. The calculation of our required repurchase loss reserve is based upon an analysis of repurchase requests received, our actual repurchases and losses through the disposition of such loans, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional recourse expense may be incurred. Also, a subsidiary of ours reinsured a portion of private mortgage insurance written on loans originated by DHI Mortgage in prior years. Charges to increase reserves for expected losses on the reinsured loans were $1.9 million and $14.9 million during fiscal 2010 and 2009, respectively.

Financial services G&A expense decreased 1%, to $77.2 million in 2010 from $78.1 million in 2009, but increased 6% when excluding $5.0 million of compensation costs recognized in fiscal 2009 upon the adoption of the FASB’s authoritative guidance for fair value measurements as discussed above. The largest component of our financial services G&A expense is employee compensation and related costs, which represented 78% and 75% of G&A costs in 2010 and 2009, respectively. Excluding the $5.0 million adjustment discussed above, these costs increased 14%, to $60.5 million in 2010 from $53.3 million in 2009. The increase in the current year relates to an increase in the number of financial services employees to approximately 700 at September 30, 2010, from 600 at September 30, 2009 to support our increased volume and more stringent mortgage purchaser underwriting guidelines.

As a percentage of financial services revenues, excluding the effects of recourse and reinsurance expense, G&A expense decreased to 72.8% in 2010, from 76.7% in 2009. The decrease was primarily due to the adoption in 2009 of the FASB’s authoritative guidance for fair value measurements of certain financial instruments as discussed above, partially offset by additional costs incurred to support more stringent mortgage purchaser underwriting guidelines. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur as some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

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

Financial Services Operating Margin Analysis

	Percentages of
	Financial Services Revenues (1)
	Fiscal Year Ended
	September 30,
	2009	2008

Recourse and reinsurance expense	47.2%	17.4%
General and administrative expense	76.7%	64.9%
Interest expense	1.5%	2.4%
Interest and other (income)	(10.2)%	(7.4)%
Income (loss) before income taxes	(15.2)%	22.7%

(1)	Excludes the effects of recourse and reinsurance charges on financial services revenues

Mortgage Loan Activity

Total first-lien loans originated or brokered by DHI Mortgage for our homebuyers decreased by 31% in fiscal 2009 compared to fiscal 2008, corresponding to the 37% decrease in the number of homes closed. The percentage decrease in loans originated was lower than the percentage decrease in homes closed due to an increase in our mortgage capture rate to 67% in 2009, from 61% in 2008.

Home closings from our homebuilding operations constituted 83% of DHI Mortgage loan originations in 2009, compared to 92% in 2008, reflecting DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations. The relatively lower captive percentage in 2009 reflects an increase in refinancing activity as existing homeowners took advantage of the decline in mortgage interest rates.

The number of loans sold to third-party purchasers decreased by 22% in 2009 as compared to 2008. The decrease was primarily due to the decrease in the number of mortgage loans originated. Consistent with fiscal 2008, originations during fiscal 2009 continued to predominantly be Agency-eligible. In fiscal 2009, approximately 99% of DHI Mortgage production and 98% of mortgage loans held for sale on September 30, 2009 were Agency-eligible.

Financial Services Revenues and Expenses

Revenues from the financial services segment decreased 58%, to $53.7 million in 2009 from $127.5 million in 2008. The decrease was primarily due to the decrease in the number of mortgage loans originated and sold, as well as an increase in recourse expense related to future loan repurchase obligations and increases in the loss reserves for reinsured loans. Charges related to recourse obligations were $33.2 million in fiscal 2009, compared to $21.9 million in fiscal 2008. The increase in recourse expense is a result of increasing our loan loss reserves during fiscal 2009 due to increased expectations for loan repurchases and related losses caused by additional repurchase requests arising under the limited recourse provisions. Also, a subsidiary of ours reinsured a portion of private mortgage insurance written on loans originated by DHI Mortgage in prior years. Charges to increase reserves for expected losses on the reinsured loans were $14.9 million and $4.9 million during fiscal 2009 and 2008, respectively.

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

Financial services G&A expense decreased 22%, to $78.1 million in 2009 from $100.1 million in 2008. The largest component of our financial services G&A expense is employee compensation and related costs, which represented 75% and 71% of G&A costs in 2009 and 2008, respectively. These costs decreased 18%, to $58.3 million in 2009 from $70.8 million in 2008, as we have continued to align the number of employees with current and anticipated loan origination and title service levels. Our financial services operations employed approximately 600 and 700 employees at September 30, 2009 and 2008, respectively.

As a percentage of financial services revenues, excluding the effects of recourse and reinsurance expense, G&A expense increased to 76.7% in 2009, from 64.9% in 2008. The increase was primarily due to the reduction in revenue resulting from the decrease in mortgage loan volume during fiscal 2009, as well as higher revenues in the prior year due to the adoption of the authoritative guidance for written loan commitments.

Results of Operations — Consolidated

Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

Income (Loss) before Income Taxes

Income before income taxes for fiscal 2010 was $99.5 million, compared to a loss before income taxes of $556.8 million for fiscal 2009. The difference in our operating results for 2010 compared to a year ago is primarily due to increased revenue from the higher volume of homes closed, a higher gross profit from home sales revenues and lower inventory impairment charges.

Income Taxes

The benefit from income taxes in fiscal 2010 was $145.6 million, compared to a benefit of $7.0 million in 2009. In November 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and amended Section 172 of the Internal Revenue Code. This tax law change allows a net operating loss (NOL) realized in one of our fiscal 2008, 2009 or 2010 years to be carried back up to five years (previously limited to a two-year carryback). We elected to carry back our fiscal 2009 NOL. This resulted in a benefit from income taxes of $208.3 million during fiscal 2010, which was partially offset by an increase in unrecognized tax benefits and state income tax expense. We do not have meaningful effective tax rates in these years because of the valuation allowances on our deferred tax assets.

We had income taxes receivable of $16.0 million and $293.1 million at September 30, 2010 and 2009, respectively. During fiscal 2010, we received income tax refunds totaling $487.1 million, which resulted from tax losses generated in fiscal 2008 and 2009. The income taxes receivable at September 30, 2010 relate to additional federal and state income tax refunds we expect to receive.

At September 30, 2010, we had a federal NOL carryforward of $285.8 million that will expire in fiscal 2030 and tax benefits for state NOL carryforwards of $83.5 million that expire (beginning at various times depending on the tax jurisdiction) from fiscal 2013 to fiscal 2030.

At September 30, 2010 and 2009, we had net deferred income tax assets of $902.6 million and $1,073.9 million, respectively, offset by valuation allowances of $902.6 million and $1,073.9 million, respectively. The future realization of our deferred income tax assets ultimately depends upon the existence of sufficient taxable income in our carryforward periods under the tax laws. We continue to analyze the positive and negative evidence in determining the expected realization of our deferred income tax assets. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws also affect actual tax results and the valuation of deferred tax assets over time.

The benefits of our NOL and tax credit carryforwards, as well as our unrealized built-in losses, would be reduced or potentially eliminated if we experienced an ownership change as defined by Internal Revenue Code Section 382. We do not believe we have experienced such an ownership change as of September 30, 2010; however, the amount by which our ownership may change in the future is affected by purchases and sales of stock by 5% stockholders; the potential conversion of our outstanding convertible senior notes and our decision as to whether to settle any such conversions completely or partially in stock; and new issuances of stock by us.

Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. The total amount of unrecognized tax benefits (which includes interest, penalties, and the tax benefit relating to the deductibility of interest and state income taxes) was $82.8 million and $24.0 million as of September 30, 2010 and 2009, respectively. All tax positions, if recognized, would affect our effective income tax rate. The increase in unrecognized tax benefits resulted in large part from our election to carryback our fiscal 2009 NOL to fiscal 2004 and 2005, thereby changing the reserve needed for all years open to further tax assessment including 2004 and 2005. It is reasonably possible that, within the next 12 months, the amount of unrecognized tax benefits may decrease as much as

$59.2 million as a result of a ruling request filed by us with the Internal Revenue Service (IRS) concerning capitalization of inventory costs. If the IRS rules favorably on the ruling request, our unrecognized tax benefits would be reduced, resulting in a benefit from income taxes in the consolidated statement of operations.

We classify interest and penalties on income taxes as income tax expense. During fiscal 2010 and 2009, we recognized interest and penalties with respect to income taxes of $11.7 million and $3.0 million, respectively, in our consolidated statements of operations, and at September 30, 2010 and 2009, our total accrued interest and penalties relating to unrecognized income tax benefits was $17.8 million and $6.2 million, respectively.

We are subject to federal income tax and to income tax in multiple states. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2004 through 2010. We are currently being audited by various states and our federal NOL refunds from fiscal 2008 and 2009 are subject to Congressional Joint Committee review.

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008

Loss before Income Taxes

Loss before income taxes for fiscal 2009 was $556.8 million, compared to $2,631.8 million for fiscal 2008. The decrease in our consolidated loss was primarily due to significantly lower inventory impairment charges during fiscal 2009, as well as a decrease in our SG&A expense. These improvements were slightly offset by a decrease in the amount of our home sales gross profit due to a reduction in revenues.

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

We had income tax receivables of $293.1 million and $676.2 million at September 30, 2009 and 2008, respectively. In December 2008, we received a federal income tax refund of $621.7 million with respect to our 2008 year. We received $113.0 million of the $293.1 million receivable in the form of a tax refund during October 2009. A substantial portion of the remaining tax receivable at September 30, 2009 was due to the carryback of federal tax losses generated in fiscal 2009 that can be carried back against fiscal 2007 taxable income. We also had $11.1 million of income tax receivables for state operating loss carrybacks at September 30, 2009. At September 30, 2009 and 2008, we had net deferred tax assets of $1,073.9 million and $1,174.8 million, respectively, offset by valuation allowances of $1,073.9 million and $961.3 million, respectively.

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

Overview of Capital Resources and Liquidity

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt securities. During the challenging homebuilding market conditions experienced over the past few years, we have been operating with a primary focus to generate cash flows through reductions in assets, as well as through profitable operations. Our cash generation has also benefitted from income tax refunds. The generation of cash flow has allowed us to increase our liquidity and strengthen our balance sheet, and has placed us in a position to be able to invest in market opportunities as they arise. We do not expect to generate as much cash from asset reductions in fiscal 2011 as we have in any of the past four fiscal years. Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash balances to increase our operating assets. We intend to maintain adequate liquidity and balance sheet strength, and we will continue to evaluate opportunities to access the capital markets as they become available.

At September 30, 2010, our ratio of net homebuilding debt to total capital was 16.1%, a decrease of 1,640 basis points from 32.5% at September 30, 2009. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash and marketable securities divided by total capital net of cash and marketable securities (homebuilding notes payable net of cash and marketable securities plus total equity). The decrease in our ratio of net homebuilding debt to total capital at September 30, 2010 as compared to the ratio a year earlier was primarily due to our lower debt balance resulting from redemptions and repurchases of senior and senior subordinated notes, income tax refunds and net income for the year. Our ratio of net homebuilding debt to total capital remains well within our target operating range of below 45%. We believe that our strong balance sheet and liquidity position will allow us to be flexible in reacting to changing market conditions. However, future period-end net homebuilding debt to total capital ratios may be higher than the 16.1% ratio achieved at September 30, 2010.

We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its obligation under its repurchase agreement is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include our homebuilding cash and marketable securities as a reduction of our homebuilding debt and total capital. For comparison to our ratios of net homebuilding debt to capital above, our ratios of homebuilding debt to total capital, without netting cash and marketable securities balances, were 44.3% and 56.2% at September 30, 2010 and 2009, respectively.

We believe that we will be able to fund our near-term working capital needs and debt obligations from existing cash resources and our mortgage repurchase facility. For our longer-term capital requirements, we will evaluate the need to issue new debt or equity securities through the public capital markets or obtain additional bank financing as market conditions may permit.

Homebuilding Capital Resources

Cash and Cash Equivalents — At September 30, 2010, we had available homebuilding cash and cash equivalents of $1.3 billion.

Marketable Securities — At September 30, 2010, we had marketable securities of $297.7 million. Our marketable securities consist of U.S. Treasury securities, government agency securities, foreign government securities, corporate debt securities, and certificates of deposit.

Secured Letter of Credit Agreements — Concurrent with the termination of our revolving credit facility in May 2009, we entered into secured letter of credit agreements with the three banks that had issued letters of credit under the facility. The effect of these agreements was to remove the outstanding letters of credit from the facility, which required us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. During fiscal 2010, we entered into secured letter of credit agreements with two additional banks, which also require the deposit of cash as collateral. At September 30, 2010 and 2009, the amount of cash restricted for this purpose totaled $52.6 million and $53.3 million, respectively, and is included in homebuilding restricted cash on our consolidated balance sheets.

Public Unsecured Debt — The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At September 30, 2010, we were in compliance with all of the limitations and restrictions that form a part of the public debt obligations.

Shelf Registration Statement — We have an effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities which we may issue from time to time in amounts to be determined.

Financial Services Capital Resources

Cash and Cash Equivalents — At September 30, 2010, the amount of financial services cash and cash equivalents was $26.7 million.

Mortgage Repurchase Facility — Our mortgage subsidiary entered into a mortgage sale and repurchase agreement (the “mortgage repurchase facility”) on March 28, 2008. The mortgage repurchase facility, which is accounted for as a secured financing, provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. The capacity of the facility is $100 million, with a provision allowing an increase in the capacity to $125 million during the last five business days of any fiscal quarter and the first seven business days of the following fiscal quarter. The maturity date of the facility is March 4, 2011.

As of September 30, 2010, $236.9 million of mortgage loans held for sale were pledged under the repurchase agreement. These mortgage loans had a collateral value of $222.7 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $136.2 million, DHI Mortgage had an obligation of $86.5 million outstanding under the mortgage repurchase facility at September 30, 2010 at a 3.8% interest rate.

The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At September 30, 2010, our mortgage subsidiary was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

During fiscal 2010, net cash provided by our operating activities was $709.4 million, compared to $1.1 billion during fiscal 2009. A significant portion of the net cash provided by our operating activities during these years was due to federal income tax refunds. In fiscal 2010, the profit we generated also contributed to operating cash flows. In addition, during fiscal 2009 and particularly during fiscal 2008, a significant portion of the net cash provided by our operating activities was due to the generation of cash flows through the reduction of our inventories. The net cash provided by our operating activities during the past three fiscal years has resulted in substantial liquidity. This liquidity gives us the flexibility to determine the appropriate operating strategy for each of our communities and to take advantage of opportunities in the market. While we have limited our purchases of undeveloped land and our development spending on land we own, we are purchasing or contracting to purchase finished lots in many markets to potentially increase sales and home closing volumes and return to sustainable profitability. We plan to continue to manage our inventories by monitoring the number and aging of unsold homes and aggressively marketing our unsold, completed homes in inventory. As we work toward these goals, we expect to generate less cash flow from asset reductions than we have over the past three fiscal years. Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash balances to increase our inventories.

Investing Cash Flow Activities

During fiscal 2010 and 2009, net cash used in our investing activities was $318.0 million and $59.4 million, respectively. In fiscal 2010, we began to invest a portion of our cash on hand in marketable securities and we used $328.0 million for this purpose. Proceeds from the sale of these marketable securities during the year totaled $27.7 million. Additionally, in fiscal 2010 and 2009 we used $19.2 million and $6.2 million, respectively, to invest in purchases of property and equipment, primarily model home furniture and office equipment. In fiscal 2009, the increase in restricted cash was due to the initial cash collateralization of our outstanding letters of credit under the terms of our secured letter of credit agreements. Subsequent changes in restricted cash are primarily due to fluctuations in the balance of our outstanding letters of credit.

Financing Cash Flow Activities

During the last two years, the majority of our short-term financing needs have been funded with cash generated from operations and borrowings available under our financial services credit facility. Long-term financing needs of our homebuilding operations have historically been funded with the issuance of senior unsecured debt securities through the public capital markets. During fiscal 2010, we repaid a total of $1,016.3 million principal amount of various issues of senior and senior subordinated notes through maturities, redemptions and repurchases for an aggregate purchase price of $1,018.2 million, plus accrued interest. During fiscal 2009, we repaid a total of $833.2 million principal amount of various issues of senior notes through maturities and repurchases for an aggregate purchase price of $821.0 million, plus accrued interest. Also, during fiscal 2009, we issued $500 million principal amount of 2% convertible senior notes due 2014. Our homebuilding senior and convertible senior notes are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries and certain insignificant subsidiaries.

Consistent with dividends paid in fiscal 2009, our Board of Directors approved four quarterly cash dividends of $0.0375 per common share during fiscal 2010. The last of these was paid on August 26, 2010 to stockholders of record on August 16, 2010. On November 11, 2010, our Board of Directors approved a cash dividend of $0.0375 per common share, payable on December 8, 2010, to stockholders of record on November 24, 2010. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions.

Changes in Capital Structure

In November 2009, our Board of Directors authorized the repurchase of up to $100 million of our common stock and the repurchase of up to $500 million of our debt securities. Following significant repurchase activity, the debt repurchase authorization was renewed in April 2010 and again in July 2010. The current authorization is effective through July 31, 2011. At September 30, 2010, $483.8 million of the authorization was remaining.

On January 15, 2010, we repaid the remaining $130.9 million principal amount of our 4.875% senior notes which were due on that date. On February 24, 2010, we redeemed the remaining $95.0 million principal amount of our 5.875% senior notes due 2013. On September 15, 2010, we repaid the remaining $51.9 million principal amount of our 9.75% senior notes and $11.3 million principal amount of our 9.75% senior subordinated notes due on that date. Additionally, during fiscal 2010, we repurchased a total of $727.2 million principal amount of various issues of senior notes through unsolicited transactions. These repayments of public unsecured debt were made from our cash balance.

In October 2010, through an unsolicited transaction, we repurchased $8.3 million principal amount of our 5.375% senior notes due 2012.

Recently, our primary non-operating use of available capital has been to repay debt. We continue to evaluate our alternatives for future non-operating sources and uses of our available capital, including debt repayments, dividend payments or common stock repurchases, while considering the overall level of our cash balances within the constraints of our balance sheet leverage targets and our liquidity targets.

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

Our future cash requirements for contractual obligations as of September 30, 2010 are presented below:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In millions)

Homebuilding:
Notes Payable — Principal (1)	$2,197.4	$209.9	$335.2	$995.0	$657.3
Notes Payable — Interest (1)	424.7	111.3	181.7	112.8	18.9
Operating Leases	38.7	15.0	15.8	7.9	—
Purchase Obligations	5.7	5.7	—	—	—

Totals	$2,666.5	$341.9	$532.7	$1,115.7	$676.2

Financial Services:
Notes Payable — Principal (2)	$86.5	$86.5	$—	$—	$—
Notes Payable — Interest (2)	3.2	3.2	—	—	—
Operating Leases	2.2	1.1	0.9	0.2	—

Totals	$91.9	$90.8	$0.9	$0.2	$—

(1)	Homebuilding notes payable represent principal and interest payments due on our senior, convertible senior and secured notes.

(2)	Financial services notes payable represent principal and interest payments due on our mortgage subsidiary’s repurchase facility. The interest obligation associated with this variable rate facility is based on its effective rate of 3.8% and principal balance outstanding at September 30, 2010.

At September 30, 2010, our homebuilding operations had outstanding letters of credit of $51.7 million, all of which were cash collateralized, and surety bonds of $806.9 million, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” under Part II of this annual report on Form 10-K.

In the ordinary course of business, we enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Within the land and lot option purchase contracts at September 30, 2010, there were a limited number of contracts, representing $5.7 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Also, we consolidated certain variable interest entities for which we are deemed to be the primary beneficiary, with assets of $7.6 million related to some of our outstanding land and lot option purchase contracts. Creditors, if any, of these variable interest entities have no recourse against us. Further discussion of our land option contracts is provided in the “Land and Lot Position and Homes in Inventory” section included herein.

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

In contrast to our typical seasonal results, the weakness in homebuilding market conditions during the past four years has mitigated our historical seasonal variations. Also, in fiscal 2010 the expiration of the federal homebuyer tax credit impacted the timing of our construction activities, home sales and closing volumes. Although we may experience our typical historical seasonal pattern in the future, given the current market conditions, we can make no assurances as to when or whether this pattern will recur.

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

Forward-Looking Statements

Some of the statements contained in this report, as well as in other materials we have filed or will file with the SEC, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	the continuing downturn in the homebuilding industry, including further deterioration in industry or broader economic conditions;

•	the continuing constriction of the credit markets, which could limit our ability to access capital and increase our costs of capital;

•	the reduction in availability of mortgage financing, increases in mortgage interest rates and the effects of government programs;

•	the limited success of our strategies in responding to adverse conditions in the industry;

•	the impact of an inflationary or deflationary environment;

•	changes in general economic, real estate and other business conditions;

•	the risks associated with our inventory ownership position in changing market conditions;

•	supply risks for land, materials and labor;

•	changes in the costs of owning a home;

•	the effects of governmental regulations and environmental matters on our homebuilding operations;

•	the effects of governmental regulation on our financial services operations;

•	the uncertainties inherent in home warranty and construction defect claims matters;

•	our substantial debt and our ability to comply with related debt covenants, restrictions and limitations;

•	competitive conditions within our industry;

•	our ability to effect any future growth strategies successfully;

•	our ability to realize our deferred income tax asset; and

•	the utilization of our tax losses could be substantially limited if we experienced an ownership change as defined in the Internal Revenue Code.

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

Critical Accounting Policies

General — A comprehensive enumeration of the significant accounting policies of D.R. Horton, Inc. and subsidiaries is presented in Note A to the accompanying financial statements as of September 30, 2010 and 2009, and for the years ended September 30, 2010, 2009 and 2008. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. Generally Accepted Accounting Principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

Revenue Recognition — We generally recognize homebuilding revenue and related profit at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by DHI Mortgage, our wholly-owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment, the profit is deferred until the sale of the related mortgage loan to a third-party purchaser has been completed. Any profit on land sales is deferred until the full accrual method criteria are met. We include proceeds from home closings held for our benefit at title companies in homebuilding cash. When we execute sales contracts with our homebuyers, or when we require advance payment from homebuyers for custom changes, upgrades or options related to their homes, we record the cash deposits received as liabilities until the homes are closed or the contracts are canceled. We either retain or refund to the homebuyer deposits on canceled sales contracts, depending upon the applicable provisions of the contract or other circumstances.

We recognize financial services revenues associated with our title operations as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously as each home is closed. We transfer substantially all underwriting risk associated with title insurance policies to third-party insurers. In accordance with the FASB’s authoritative guidance related to the fair value option for financial assets, we typically elect the fair value option for our mortgage loan originations. Mortgage loans held for sale are initially recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loan is sold. The fair value option alleviates the complex documentation required had these instruments been designated as a fair value hedge. Net origination costs and fees associated with mortgage loans are recognized at the time of origination. The expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. We generally do not retain or service the mortgages that we originate; rather, we seek to sell the mortgages and related servicing rights to third-party purchasers. Interest income is earned from the date a mortgage loan is originated until the loan is sold.

Some mortgage loans are sold with limited recourse provisions. Based on historical experience, discussions with our mortgage purchasers, analysis of the mortgages we originated and current housing and credit market conditions, we estimate and record a loss reserve for mortgage loans held in portfolio and mortgage loans held for sale, as well as known and projected mortgage loan repurchase requests. A 20% or 40% increase in the amount of expected mortgage loan repurchases and expected losses on mortgage loan repurchases would result in an increase of approximately $4.5 million or $9.7 million, respectively, in our reserve for expected mortgage loan repurchases.

Marketable Securities — During fiscal 2010, we began to invest a portion of our cash on hand by purchasing marketable securities with maturities in excess of three months. These securities are held in the custody of a single financial institution. To be considered for investment, securities must meet certain minimum requirements as to their credit ratings, time to maturity and other risk-related criteria as prescribed by our investment policies. The primary objective of these investments is the preservation of capital, with the secondary objectives of attaining higher yields than we earn on our cash and cash equivalents and maintaining a high degree of liquidity.

We consider our investment portfolio to be available-for-sale. Accordingly, these investments are recorded at fair value. At the end of a reporting period, unrealized gains and losses on these investments, net of tax, are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet.

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

Land and development costs are typically allocated to individual residential lots on a pro-rata basis, and the costs of residential lots are transferred to construction in progress when home construction begins. We use the specific identification method for the purpose of accumulating home construction costs. Cost of sales for homes closed includes the specific construction costs of each home and all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) based upon the total number of homes expected to be closed in each community. Any changes to the estimated total development costs subsequent to the initial home closings in a community are allocated on a pro-rata basis to the homes in the community benefiting from the relevant development activity, which generally relates to the remaining homes in the community.

When a home is closed, we generally have not yet paid and recorded all incurred costs necessary to complete the home. We record as a liability and as a charge to cost of sales the amount we determine will ultimately be paid related to completed homes that have been closed. We compare our home construction budgets to actual recorded costs to determine the additional costs remaining to be paid on each closed home. We monitor the accuracy of the accrual by comparing actual costs incurred on closed homes in subsequent months to the amount previously accrued. Although actual costs to be paid in the future on previously closed homes could differ from our current accruals, differences in amounts historically have not been significant.

Each quarter, we review our inventory for the purpose of determining whether recorded costs and any estimated costs required to complete each home or community are recoverable. If the review indicates that an impairment loss is required, an estimate of the loss is made and recorded to cost of sales in that quarter.

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

We typically do not purchase land for resale. However, when we own land or communities under development that no longer fit into our development and construction plans and we determine that the best use of the asset is the sale of the asset, the project is accounted for as land held for sale, assuming the land held for sale criteria are met. We record land held for sale at the lesser of its carrying value or fair value less estimated costs to sell. In performing impairment evaluation for land held for sale, we consider several factors including, but not limited to, prices for land in recent comparable sales transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land and recent legitimate offers received. If the estimated fair value less costs to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less costs to sell.

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

We evaluate our land and lot option purchase contracts for the financial accounting and reporting of interests in certain variable interest entities, which are defined as business entities that either have equity investors with voting rights disproportionate to their ownership interests, or have equity investors that do not provide sufficient financial resources for the entities to support their activities. Certain of our option purchase contracts result in the creation of a variable interest in the entity holding the land parcel under option. We evaluate those land and lot option purchase contracts with variable interest entities to determine whether we are the primary beneficiary based upon analysis of the variability of the expected gains and losses of the entity. The expected gains and losses are primarily determined by the amount of deposit required by the contract, the time period or term of the contract, and by analyzing the volatility in home sales prices as well as development and entitlement risk in each specific market. Based on this evaluation, if we are the primary beneficiary of an entity with which we have entered into a land or lot option purchase contract, the variable interest entity is consolidated. Since we own no equity interest in these unaffiliated variable interest entities, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities has been assumed to be the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to noncontrolling interest for the assumed third-party investment in the variable interest entity. Creditors, if any, of these variable interest entities have no recourse against us.

Fair Value Measurements — We adopted the FASB’s authoritative guidance for fair value measurements of financial and non-financial instruments on October 1, 2008 and 2009, respectively. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the exchange (exit) price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This standard establishes a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability. Observable inputs are those which can be easily seen by market participants while unobservable inputs are generally developed internally, utilizing management’s estimates and assumptions.

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

When available, we use quoted market prices in active markets to determine fair value. We consider the principal market and nonperformance risk associated with our counterparties when determining the fair value measurements. Fair value measurements are used for our marketable securities, mortgage loans held for sale, interest rate lock commitments (IRLCs) and other derivative instruments on a recurring basis, and are used for inventories and other mortgage loans on a nonrecurring basis, when events and circumstances indicate that the carrying value may not be recoverable.

Goodwill — Goodwill represents the excess of purchase price over net assets acquired. We test goodwill for potential impairment annually as of September 30, or more frequently if an event occurs or circumstances change that indicate the remaining balance of goodwill may not be recoverable. In analyzing the potential impairment of goodwill, a two-step process is utilized that begins with the estimation of the fair value of the operating segments. The fair value is estimated primarily utilizing the present values of expected future cash flows. If the results of the first step indicate that impairment potentially exists, the second step is performed to measure the amount of the impairment, if any. Impairment is determined to exist when the estimated fair value of goodwill is less than its carrying value. The goodwill assessment procedures require us to make comprehensive estimates of future revenues and costs. Due to the uncertainties associated with such estimates, actual results could differ from our estimates.

Warranty Claims — We typically provide our homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems, and a one-year limited warranty on other construction components. Since we subcontract our homebuilding work to subcontractors who typically provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty liabilities have been established by charging cost of sales for each home delivered. The amounts charged are based on management’s estimate of expected warranty-related costs under all unexpired warranty obligation periods. Our warranty liability is based upon historical warranty cost experience in each market in which we operate, and is adjusted as appropriate to reflect qualitative risks associated with the types of homes we build and the geographic areas in which we build them. Actual future warranty costs could differ from our currently estimated amounts. A 10% change in the historical warranty rates used to estimate our warranty accrual would not result in a material change in our accrual.

Insurance and Legal Claims — We have, and require the majority of the subcontractors we use to have, general liability insurance which includes construction defect coverage. Our general liability insurance policies protect us against a portion of our risk of loss from construction defect and other claims and lawsuits, subject to self-insured retentions and other coverage limits. For policy years ended June 30, 2004 through 2010, we are self-insured for up to $22.5 million of the aggregate claims incurred, at which point our excess loss insurance begins, depending on the policy year. Once we have satisfied the annual aggregate limits, we are self-insured for the first $250,000 to $1.0 million for each claim occurrence, depending on the policy year. For policy years 2010 and 2011, we are self-insured for up to $20.0 million and $15.0 million, respectively, of the aggregate claims incurred and for up to $0.5 million of each claim occurrence thereafter.

In some states where we believe it is too difficult or expensive for our subcontractors to obtain general liability insurance, we have waived our traditional subcontractor general liability insurance requirements to obtain lower costs from subcontractors. In these states, we purchase insurance policies from either third-party carriers or our wholly-owned captive insurance subsidiary, and name certain subcontractors as additional insureds. The policies issued by our captive insurance subsidiary represent self insurance of these risks by us and are considered in the self-insured amounts above. For policy years after April 2007, the captive insurance subsidiary has acquired $15.0 million of reinsurance coverage with a third-party insurer.

We are self-insured for the deductible amounts under our workers’ compensation insurance policies. The deductibles vary by policy year, but in no years exceed $0.5 million per occurrence. The deductible for the 2010 and 2011 policy years is $0.5 million per occurrence.

We record expenses and liabilities related to the costs for exposures related to construction defects and claims and lawsuits incurred in the ordinary course of business, including employment matters, personal injury claims, land development issues and contract disputes. Also, we record expenses and liabilities for any estimated costs of potential construction defect claims and lawsuits (including expected legal costs), based on an analysis of our historical claims, which includes an estimate of construction defect claims incurred but not yet reported. Related to the exposures for actual construction defect claims and estimates of construction defect claims incurred but not yet reported and other legal claims and lawsuits incurred in the ordinary course of business, we estimate and record insurance receivables for these matters under applicable insurance policies when recovery is probable. Additionally, we may have the ability to recover a portion of our legal expenses from our subcontractors when we have been named as an additional insured on their insurance policies. The expenses, liabilities and receivables related to these claims are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets, the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. A 10% increase in the claim rate and the average cost per claim used to estimate the self-insured accruals would result in an increase of approximately $158.0 million in our accrual and a $91.5 million increase in our receivable resulting in additional expense of $66.5 million, while a 10% decrease in the claim rate and the average cost per claim would result in a decrease of approximately $109.4 million in our accrual and a $75.5 million decrease in our receivable resulting in a reduction in our expense of $33.9 million.

Income Taxes — We calculate a provision for, or benefit from, income taxes using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws also affect actual tax results and the valuation of deferred tax assets over time.

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

Stock-based Compensation — From time to time, the compensation committee of our board of directors authorizes the issuance of options to purchase our common stock to employees and directors. The committee approves grants only out of amounts remaining available for grant from amounts formally authorized by our common stockholders. Options are granted at exercise prices which equal the market value of our common stock at the date of the grant. Generally, the options vest over periods of 5 to 9.75 years and expire 10 years after the dates on which they were granted.

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

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. This guidance was effective for us in the third quarter of fiscal 2010, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance, which is related to disclosure only, will not impact our consolidated financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on our long-term debt. We monitor our exposure to changes in interest rates and utilize both fixed and variable rate debt. For fixed rate debt, changes in interest rates generally affect the value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows. Except in very limited circumstances, we do not have an obligation to prepay fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not have a significant impact on our cash flows related to our fixed-rate debt until such time as we are required to refinance, repurchase or repay such debt.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in current earnings. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in current earnings, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans and the fair value change, which for the years ended September 30, 2010 and 2009 was not significant, is recognized in current earnings. At September 30, 2010, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $272.3 million. Uncommitted IRLCs, the duration of which are generally less than six months, totaled approximately $166.8 million, and uncommitted mortgage loans held for sale totaled approximately $127.1 million at September 30, 2010.

At September 30, 2010, we had $3.5 million notional amount of forward sales of MBS which were acquired as part of a program to potentially offer homebuyers a below market interest rate on their home financing. These hedging instruments and the related commitments are accounted for at fair value with gains and losses recognized in current earnings. These gains and losses for the years ended September 30, 2010, 2009 and 2008 were not material.

The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2010. The interest rate for our variable rate debt represents the interest rate on our mortgage repurchase facility. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

								Fair
								Value at
	Fiscal Year Ending September 30,							September 30,
	2011	2012	2013	2014	2015	Thereafter	Total	2010
				(In millions)

Debt:
Fixed rate	$209.9	$160.9	$174.3	$794.5	$200.5	$657.3	$2,197.4	$2,279.1
Average interest rate	7.4%	5.4%	7.0%	8.2%	5.4%	6.3%	6.9%
Variable rate	$86.5	$—	$—	$—	$—	$—	$86.5	$86.5
Average interest rate	3.8%	—	—	—	—	—	3.8%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of D.R. Horton, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, total equity, and cash flows present fairly, in all material respects, the financial position of D.R. Horton, Inc. and its subsidiaries at September 30, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Fort Worth, Texas
November 17, 2010

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009
	(In millions)

ASSETS
Homebuilding:
Cash and cash equivalents	$1,282.6	$1,922.8
Marketable securities, available-for-sale	297.7	—
Restricted cash	53.7	55.2
Inventories:
Construction in progress and finished homes	1,286.0	1,446.6
Residential land and lots — developed and under development	1,406.1	1,643.3
Land held for development	749.3	562.5
Land inventory not owned	7.6	14.3

	3,449.0	3,666.7
Income taxes receivable	16.0	293.1
Deferred income taxes, net of valuation allowance of $902.6 million and $1,073.9 million at September 30, 2010 and 2009, respectively	—	—
Property and equipment, net	60.5	57.8
Other assets	434.8	433.0
Goodwill	15.9	15.9

	5,610.2	6,444.5

Financial Services:
Cash and cash equivalents	26.7	34.5
Mortgage loans held for sale	253.8	220.8
Other assets	47.9	57.0

	328.4	312.3

Total assets	$5,938.6	$6,756.8

LIABILITIES
Homebuilding:
Accounts payable	$135.1	$216.8
Accrued expenses and other liabilities	957.2	932.0
Notes payable	2,085.3	3,076.6

	3,177.6	4,225.4

Financial Services:
Accounts payable and other liabilities	51.6	62.1
Mortgage repurchase facility	86.5	68.7

	138.1	130.8

Total liabilities	3,315.7	4,356.2

Commitments and contingencies (Note M)

EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 322,478,467 shares issued and 318,823,234 shares outstanding at September 30, 2010 and 321,136,119 shares issued and 317,480,886 shares outstanding at September 30, 2009	3.2	3.2
Additional paid-in capital	1,894.8	1,871.1
Retained earnings	810.6	613.2
Treasury stock, 3,655,233 shares at September 30, 2010 and 2009, at cost	(95.7)	(95.7)
Accumulated other comprehensive income	0.3	—

Total stockholders’ equity	2,613.2	2,391.8
Noncontrolling interests	9.7	8.8

Total equity	2,622.9	2,400.6

Total liabilities and equity	$5,938.6	$6,756.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2010	2009	2008
	(In millions, except per share data)

Homebuilding:
Revenues:
Home sales	$4,302.3	$3,563.6	$6,164.3
Land/lot sales	7.4	40.3	354.3

	4,309.7	3,603.9	6,518.6
Cost of sales:
Home sales	3,558.3	3,096.1	5,473.1
Land/lot sales	4.6	34.9	324.2
Inventory impairments and land option cost write-offs	64.7	407.7	2,484.5

	3,627.6	3,538.7	8,281.8
Gross profit (loss):
Home sales	744.0	467.5	691.2
Land/lot sales	2.8	5.4	30.1
Inventory impairments and land option cost write-offs	(64.7)	(407.7)	(2,484.5)

	682.1	65.2	(1,763.2)
Selling, general and administrative expense	522.0	523.0	791.8
Goodwill impairment	—	—	79.4
Interest expense	86.3	100.2	39.0
Loss (gain) on early retirement of debt, net	4.9	(3.9)	2.6
Other (income)	(9.2)	(12.8)	(9.1)

	78.1	(541.3)	(2,666.9)

Financial Services:
Revenues, net of recourse and reinsurance expense	90.5	53.7	127.5
General and administrative expense	77.2	78.1	100.1
Interest expense	1.9	1.5	3.7
Interest and other (income)	(10.0)	(10.4)	(11.4)

	21.4	(15.5)	35.1

Income (loss) before income taxes	99.5	(556.8)	(2,631.8)
(Benefit from) provision for income taxes	(145.6)	(7.0)	1.8

Net income (loss)	$245.1	$(549.8)	$(2,633.6)

Basic net income (loss) per common share	$0.77	$(1.73)	$(8.34)

Net income (loss) per common share assuming dilution	$0.77	$(1.73)	$(8.34)

Cash dividends declared per common share	$0.15	$0.15	$0.45

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive	Non-Controlling	Total
	Stock	Capital	Earnings	Stock	Income	Interests	Equity
	(In millions, except common stock share data)

Balances at September 30, 2007 (314,914,440 shares)	$3.2	$1,693.3	$3,986.1	$(95.7)	$—	$68.4	$5,655.3

Net loss	—	—	(2,633.6)	—	—	—	(2,633.6)
Issuances under employee benefit plans (168,194 shares)	—	2.0	—	—	—	—	2.0
Exercise of stock options (1,577,641 shares)	—	7.5	—	—	—	—	7.5
Stock option compensation expense	—	13.5	—	—	—	—	13.5
Cash dividends declared	—	—	(142.0)	—	—	—	(142.0)
Noncontrolling interests	—	—	—	—	—	(37.9)	(37.9)

Balances at September 30, 2008 (316,660,275 shares)	$3.2	$1,716.3	$1,210.5	$(95.7)	$—	$30.5	$2,864.8

Net loss	—	—	(549.8)	—	—	—	(549.8)
Issuances under employee benefit plans (155,254 shares)	—	1.2	—	—	—	—	1.2
Exercise of stock options (665,357 shares)	—	3.2	—	—	—	—	3.2
Stock option compensation expense	—	13.7	—	—	—	—	13.7
Equity component of convertible senior notes	—	136.7	—	—	—	—	136.7
Cash dividends declared	—	—	(47.5)	—	—	—	(47.5)
Noncontrolling interests	—	—	—	—	—	(21.7)	(21.7)

Balances at September 30, 2009 (317,480,886 shares)	$3.2	$1,871.1	$613.2	$(95.7)	$—	$8.8	$2,400.6

Net income	—	—	245.1	—	—	—	245.1
Issuances under employee benefit plans (107,952 shares)	—	1.1	—	—	—	—	1.1
Exercise of stock options (1,234,396 shares)	—	9.3	—	—	—	—	9.3
Stock option compensation expense	—	13.3	—	—	—	—	13.3
Cash dividends declared	—	—	(47.7)	—	—	—	(47.7)
Other comprehensive income	—	—	—	—	0.3	—	0.3
Noncontrolling interests	—	—	—	—	—	0.9	0.9

Balances at September 30, 2010 (318,823,234 shares)	$3.2	$1,894.8	$810.6	$(95.7)	$0.3	$9.7	$2,622.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2010	2009	2008
	(In millions)

OPERATING ACTIVITIES
Net income (loss)	$245.1	$(549.8)	$(2,633.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	17.2	25.7	53.2
Amortization of discounts and fees	30.8	10.9	7.2
Stock option compensation expense	13.3	13.7	13.5
Income tax benefit from stock option exercises	(2.8)	—	—
Deferred income taxes	—	213.5	650.3
Loss (gain) on early retirement of debt, net	4.9	(3.9)	2.6
Inventory impairments and land option cost write-offs	64.7	407.7	2,484.5
Goodwill impairment	—	—	79.4
Changes in operating assets and liabilities:
Decrease in construction in progress and finished homes	156.0	180.0	1,304.6
(Increase) decrease in residential land and lots — developed, under development, and held for development	(11.2)	397.0	835.1
Decrease (increase) in other assets	3.7	34.1	(248.8)
Decrease (increase) in income taxes receivable	277.1	383.1	(676.2)
(Increase) decrease in mortgage loans held for sale	(33.0)	131.3	171.4
Decrease in accounts payable, accrued expenses and other liabilities	(56.4)	(102.1)	(166.7)

Net cash provided by operating activities	709.4	1,141.2	1,876.5

INVESTING ACTIVITIES
Purchases of property and equipment	(19.2)	(6.2)	(6.6)
Purchases of marketable securities	(328.0)	—	—
Proceeds from the sale of marketable securities	27.7	—	—
Decrease (increase) in restricted cash	1.5	(53.2)	3.4

Net cash used in investing activities	(318.0)	(59.4)	(3.2)

FINANCING ACTIVITIES
Proceeds from notes payable	17.8	487.5	321.5
Repayment of notes payable	(1,019.9)	(956.2)	(944.6)
Proceeds from stock associated with certain employee benefit plans	7.6	4.4	9.5
Income tax benefit from stock option exercises	2.8	—	—
Cash dividends paid	(47.7)	(47.5)	(142.0)

Net cash used in financing activities	(1,039.4)	(511.8)	(755.6)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(648.0)	570.0	1,117.7
Cash and cash equivalents at beginning of year	1,957.3	1,387.3	269.6

Cash and cash equivalents at end of year	$1,309.3	$1,957.3	$1,387.3

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$101.8	$103.3	$49.8

Income taxes (refunded) paid, net	$(485.4)	$(603.9)	$23.0

Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$2.8	$—	$—

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

Reclassifications/Revisions

In accordance with the authoritative guidance issued by the Financial Accounting Standards Board (FASB) for noncontrolling interests, which was adopted at the beginning of fiscal 2010, the balance sheet at September 30, 2009 has been revised to present minority interests (now referred to as noncontrolling interests) as a component of equity rather than as a liability. Correspondingly, the statements of total equity for the years ended September 30, 2009 and 2008 have been revised to include noncontrolling interests as a component of equity.

Revenue Recognition

Homebuilding revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by DHI Mortgage, the Company’s wholly-owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment, the profit is deferred until the sale of the related mortgage loan to a third-party purchaser has been completed. At September 30, 2010 and 2009, the Company had deferred profit on such sales in the amounts of $2.0 million and $2.7 million, respectively. Any profit on land sales is deferred until the full accrual method criteria are met.

Financial services revenues associated with the Company’s title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously as each home is closed. The Company transfers substantially all underwriting risk associated with title insurance policies to third-party insurers. In accordance with the FASB’s authoritative guidance related to the fair value option for financial assets, the Company typically elects the fair value option for its mortgage loan originations. Mortgage loans held for sale are initially recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loan is sold. The fair value option alleviates the complex documentation required had these instruments been designated as a fair value hedge. Net origination costs and fees associated with mortgage loans are recognized at the time of origination. The expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. The Company generally does not retain or service the mortgages that it originates; rather, it seeks to sell the mortgages and related servicing rights to third-party purchasers. Interest income is earned from the date a mortgage loan is originated until the loan is sold.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Proceeds from home closings held for the Company’s benefit at title companies are included in homebuilding cash on the consolidated balance sheet.

Marketable Securities

During fiscal 2010, the Company began to invest a portion of its cash on hand by purchasing marketable securities with maturities in excess of three months. These securities are held in the custody of a single financial institution. To be considered for investment, securities must meet certain minimum requirements as to their credit ratings, time to maturity and other risk-related criteria as prescribed by the Company’s investment policies. The primary objective of these investments is the preservation of capital, with the secondary objectives of attaining higher yields than the Company earns on its cash and cash equivalents and maintaining a high degree of liquidity.

The Company considers its investment portfolio to be available-for-sale. Accordingly, these investments are recorded at fair value. At the end of a reporting period, unrealized gains and losses on these investments, net of tax, are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet. Gains and losses realized upon the sale of marketable securities are determined by specific identification and are included in homebuilding other income. See Notes B and C.

Restricted Cash

The Company has cash that is restricted as to its use. Restricted cash related to homebuilding operations includes cash used as collateral for outstanding letters of credit and customer deposits that are temporarily restricted in accordance with regulatory requirements. At September 30, 2010 and 2009, the balances of restricted cash were $53.7 million and $55.2 million, respectively, and are presented as homebuilding restricted cash on the consolidated balance sheets.

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

Land and development costs are typically allocated to individual residential lots on a pro-rata basis, and the costs of residential lots are transferred to construction in progress when home construction begins. The specific identification method is used for the purpose of accumulating home construction costs. Cost of sales for homes closed includes the specific construction costs of each home and all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) based upon the total number of homes expected to be closed in each community. Any changes to the estimated total development costs subsequent to the initial home closings in a community are allocated on a pro-rata basis to the homes in the community benefiting from the relevant development activity, which generally relates to the remaining homes in the community.

When a home is closed, the Company generally has not yet paid and recorded all incurred costs necessary to complete the home. A liability and a charge to cost of sales is recorded for the amount that is determined will ultimately be paid related to completed homes that have been closed. The home construction

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

budgets are compared to actual recorded costs to determine the additional costs remaining to be paid on each closed home. The accuracy of the accrual is monitored by comparing actual costs incurred on closed homes in subsequent months to the amount previously accrued.

Each quarter, inventory is reviewed for the purpose of determining whether recorded costs and any estimated costs required to complete each home or community are recoverable. If the review indicates that an impairment loss is required, an estimate of the loss is made and recorded to cost of sales in that quarter.

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

land and development costs are allocated to each lot. The inventory within each community is categorized as construction in progress and finished homes, residential land and lots developed and under development, and land held for development, based on the stage of production or plans for future development.

The Company typically does not purchase land for resale. However, when the Company owns land or communities under development that no longer fit into its development and construction plans and it is determined that the best use of the asset is the sale of the asset, the project is accounted for as land held for sale, assuming the land held for sale criteria are met. The Company records land held for sale at the lesser of its carrying value or fair value less estimated costs to sell. In performing impairment evaluation for land held for sale, several factors are considered including, but not limited to, prices for land in recent comparable sales transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land and recent legitimate offers received. If the estimated fair value less costs to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less costs to sell.

Impairment charges are also recorded on finished homes in substantially completed communities when events or circumstances indicate that the carrying values are greater than the fair values less estimated costs to sell these homes.

The key assumptions relating to the valuations are impacted by local market economic conditions and the actions of competitors, and are inherently uncertain. Due to uncertainties in the estimation process, actual results could differ from such estimates. The Company’s quarterly assessments reflect management’s estimates and it continues to monitor the fair value of held-for-sale assets through the disposition date. See Note D.

Homebuilding Interest

The Company capitalizes homebuilding interest costs to inventory during active development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Additionally, the Company writes off a portion of the capitalized interest related to communities for which inventory impairments are recorded. The Company’s inventory under active development and construction was lower than its debt level during fiscal 2010, 2009 and 2008. Therefore, a portion of the interest incurred is reflected as interest expense during those years.

The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, expensed as interest expense, charged to cost of sales and written off during the years ended September 30, 2010, 2009 and 2008:

	Year Ended September 30,
	2010	2009	2008
	(In millions)

Capitalized interest, beginning of year	$128.8	$160.6	$338.7
Interest incurred	173.2	205.0	236.7
Interest expensed:
Directly to interest expense	(86.3)	(100.2)	(39.0)
Amortized to cost of sales	(122.1)	(122.8)	(227.9)
Written off with inventory impairments	(2.1)	(13.8)	(147.9)

Capitalized interest, end of year	$91.5	$128.8	$160.6

Land and Lot Option Purchase Contracts

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

Option deposits and pre-acquisition costs incurred related to the Company’s land and lot option purchase contracts are capitalized if all of the following conditions have been met: (1) the costs are directly identifiable with the specific property; (2) the costs would be capitalized if the property were already acquired; and (3) acquisition of the property is probable, meaning the Company is actively seeking and has the ability to acquire the property, and there is no indication that the property is not available for sale. The Company also considers the following when determining if the acquisition of the property is probable: (1) changes in market conditions subsequent to contracting for the purchase of the land; (2) current contract terms, including per lot price and required purchase dates; and (3) the Company’s current land position in the given market or sub-market. Option deposits and capitalized pre-acquisition costs are expensed to cost of sales when the Company believes it is probable that it will no longer acquire the land or lots under option and will not be able to recover these costs through other means.

The Company evaluates its land and lot option purchase contracts for the financial accounting and reporting of interests in certain variable interest entities, which are defined as business entities that either have equity investors with voting rights disproportionate to their ownership interests, or have equity investors that do not provide sufficient financial resources for the entities to support their activities. Certain option purchase contracts result in the creation of a variable interest in the entity holding the land parcel under option. The Company evaluates those land and lot option purchase contracts with variable interest entities to determine whether the Company is the primary beneficiary based upon analysis of the variability of the expected gains and losses of the entity. The expected gains and losses are primarily determined by the amount of deposit required by the contract, the time period or term of the contract, and by analyzing the volatility in home sales prices as well as development and entitlement risk in each specific market. Based on this evaluation, if the Company is the primary beneficiary of an entity with which the Company has entered into a land or lot option purchase contract, the variable interest entity is consolidated. Since the Company owns no equity interest in these unaffiliated variable interest entities, it generally has little or no control or influence over the operations of these entities or their owners. When the Company’s requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of these entities are required. In most cases, the fair value of the assets of the consolidated entities has been assumed to be the remaining contractual purchase price of the land or lots the Company is purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots the Company has the option to buy with a related offset to noncontrolling interest for the assumed third-party investment in the variable interest entity. See Note E.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Repairs and maintenance costs are expensed as incurred. Depreciation generally is recorded using the straight-line method over the estimated useful life of the asset. Depreciable lives for model home furniture typically range from 2 to 3 years, depreciable lives for office furniture and equipment typically range from 2 to 5 years, and depreciable lives for buildings and improvements typically range from 5 to 20 years. Accumulated depreciation was $150.8 million and $157.4 million as of September 30, 2010 and 2009, respectively. Depreciation expense was $17.2 million, $25.7 million and $53.2 million in fiscal 2010, 2009 and 2008, respectively.

Fair Value Measurements

The Company adopted the FASB’s authoritative guidance for fair value measurements of financial and non-financial instruments on October 1, 2008 and 2009, respectively. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

When available, the Company uses quoted market prices in active markets to determine fair value. The Company considers the principal market and nonperformance risk associated with the Company’s counterparties when determining the fair value measurements, if applicable. Fair value measurements are used for the Company’s marketable securities, mortgage loans held for sale, interest rate lock commitments (IRLCs) and other derivative instruments on a recurring basis, and are used for inventories, other mortgage loans and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value may not be recoverable. See Note H.

Goodwill

Goodwill represents the excess of purchase price over net assets acquired. The Company tests goodwill for potential impairment annually as of September 30, or more frequently if an event occurs or circumstances change that indicate the remaining balance of goodwill may not be recoverable. In analyzing the potential impairment of goodwill, a two-step process is utilized that begins with the estimation of the fair value of the operating segments. If the results of the first step indicate that impairment potentially exists, the second step is performed to measure the amount of the impairment, if any. Impairment is determined to exist when the estimated fair value of goodwill is less than its carrying value.

In performing its goodwill impairment analysis, the Company estimates the fair value of its operating segments utilizing the present values of expected future cash flows. As a result of the analyses performed as of September 30, 2010 and 2009, it was determined that the fair value of the operating segments was greater than their carrying value and therefore, no impairment of goodwill existed. As a result of the analysis performed as of September 30, 2008, the Company recorded a goodwill impairment charge of $79.4 million, all of which related to its Southwest reporting segment. Combined with previous impairments, accumulated goodwill impairment losses at September 30, 2010 and 2009 totaled $553.5 million. As of September 30, 2010 and 2009, the Company’s remaining goodwill balance was $15.9 million, all of which related to its South Central reporting segment. The goodwill assessment procedures require management to make comprehensive estimates of future revenues and costs.

Warranty Claims

The Company typically provides its homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems, and a one-year limited warranty on other construction components. Since the Company subcontracts its homebuilding work to subcontractors who typically provide it with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

materials are generally the primary responsibility of the subcontractors. Warranty liabilities have been established by charging cost of sales for each home delivered. The amounts charged are based on management’s estimate of expected warranty-related costs under all unexpired warranty obligation periods. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates, and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built. See Note M.

Insurance and Legal Claims

The Company has, and requires the majority of the subcontractors it uses to have, general liability insurance which includes construction defect coverage. The Company’s general liability insurance policies protect it against a portion of its risk of loss from construction defect and other claims and lawsuits, subject to self-insured retentions and other coverage limits. For policy years ended June 30, 2004 through 2010, the Company is self-insured for up to $22.5 million of the aggregate claims incurred, at which point the excess loss insurance begins, depending on the policy year. Once the Company has satisfied the annual aggregate limits, it is self-insured for the first $250,000 to $1.0 million for each claim occurrence, depending on the policy year. For policy years 2010 and 2011, the Company is self-insured for up to $20.0 million and $15.0 million, respectively, of the aggregate claims incurred and for up to $0.5 million of each claim occurrence thereafter.

In some states where the Company believes it is too difficult or expensive for its subcontractors to obtain general liability insurance, the Company has waived its traditional subcontractor general liability insurance requirements to obtain lower costs from subcontractors. In these states, the Company purchases insurance policies from either third-party carriers or its wholly-owned captive insurance subsidiary, and names certain subcontractors as additional insureds. The policies issued by the captive insurance subsidiary represent self insurance of these risks by the Company and are considered in the self-insured amounts above. For policy years after April 2007, the captive insurance subsidiary has acquired $15.0 million of reinsurance coverage with a third-party insurer.

The Company is self-insured for the deductible amounts under its workers’ compensation insurance policies. The deductibles vary by policy year, but in no years exceed $0.5 million per occurrence. The deductible for the 2010 and 2011 policy years was $0.5 million per occurrence.

The Company records expenses and liabilities related to the costs for exposures related to construction defects and claims and lawsuits incurred in the ordinary course of business, including employment matters, personal injury claims, land development issues and contract disputes. Also, the Company records expenses and liabilities for any estimated costs of potential construction defect claims and lawsuits (including expected legal costs), based on an analysis of the Company’s historical claims, which includes an estimate of construction defect claims incurred but not yet reported. Related to the exposures for actual construction defect claims and estimates of construction defect claims incurred but not yet reported and other legal claims and lawsuits incurred in the ordinary course of business, the Company estimates and records insurance receivables for these matters under applicable insurance policies when recovery is probable. Additionally, the Company may have the ability to recover a portion of its legal expenses from its subcontractors when the Company has been named as an additional insured on their insurance policies. The expenses, liabilities and receivables related to these claims are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to the Company’s markets, the types of products it builds, claim settlement patterns, insurance industry practices and legal interpretations, among others. See Note M.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was approximately $39.3 million, $31.7 million and $60.9 million in fiscal 2010, 2009 and 2008, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In determining the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

Interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of the income tax provision. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a quarterly basis. The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in the Company’s income tax expense in the period in which the change is made. See Note I.

Earnings (Loss) Per Share

Basic earnings, or loss, per share is based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding during each year. See Note J.

Stock-Based Compensation

From time to time, the compensation committee of the Company’s board of directors authorizes the issuance of options to purchase the Company’s common stock to employees and directors. The committee approves grants only out of amounts remaining available for grant from amounts formally authorized by the common stockholders.

The Company measures and recognizes compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements for all awards granted or modified after October 1, 2005, using the modified prospective method. Compensation expense for any unvested stock option awards outstanding as of October 1, 2005 is recognized on a straight-line basis over the remaining vesting period. The fair values of the options are calculated on the date of grant using a Black-Scholes option pricing model. The benefits of tax deductions in excess of recognized compensation expense are reported in the Statement of Cash Flows as a financing cash flow. See Note L.

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

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. This guidance was effective for the Company in the third quarter of fiscal 2010, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance, which is related to disclosure only, will not impact the Company’s consolidated financial position, results of operations or cash flows.

NOTE B — COMPREHENSIVE INCOME (LOSS)

The following table provides a reconciliation of net income (loss) reported in the consolidated statements of operations to comprehensive income (loss) for fiscal 2010, 2009 and 2008.

	Year Ended September 30,
	2010	2009	2008
	(In millions)

Net income (loss)	$245.1	$(549.8)	$(2,633.6)
Other comprehensive income:
Unrealized gain related to available-for-sale securities (see Note C)	0.3	—	—

Comprehensive income (loss)	$245.4	$(549.8)	$(2,633.6)

NOTE C — MARKETABLE SECURITIES

The Company’s investment portfolio, which is classified as available-for-sale, includes U.S. Treasury securities, government agency securities, foreign government securities, corporate debt securities, and certificates of deposit. The amortized cost, unrealized gains and losses and fair values of these investments as of September 30, 2010, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In millions)

Type of security:
U.S. Treasury securities	$1.0	$—	$—	$1.0
Obligations of U.S. government agencies	131.0	0.2	—	131.2
Corporate debt securities issued under the FDIC Temporary Liquidity Guarantee Program	100.9	0.1	—	101.0
Domestic corporate debt securities	39.9	—	—	39.9
Foreign government securities	14.6	—	—	14.6

Total debt securities	287.4	0.3	—	287.7
Certificates of deposit	10.0	—	—	10.0

Total marketable securities, available-for-sale	$297.4	$0.3	$—	$297.7

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the $297.7 million in marketable securities, $277.9 million mature in the next twelve months and $19.8 million mature in one to two years. Proceeds from the sale of securities during fiscal 2010 were $27.7 million. The Company’s realized gains related to such sales were insignificant.

NOTE D — INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS

During fiscal 2010, when the Company performed its quarterly inventory impairment analysis, the assumptions utilized reflected the Company’s expectation of continued challenging conditions and uncertainties in the homebuilding industry and in its markets. The impairment evaluation at September 30, 2010 indicated communities with a combined carrying value of $409.8 million had indicators of potential impairment, and these communities were evaluated for impairment. The analysis of the large majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that the Company does not intend to develop or operate in current market conditions, slight increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, the remaining lives of these communities were estimated to be in a range from six months to in excess of ten years. In performing this analysis, the Company utilized a range of discount rates for communities of 14% to 20%. Through this evaluation process, it was determined that communities with a carrying value of $63.1 million as of September 30, 2010 were impaired. As a result, during the three months ended September 30, 2010, impairment charges of $29.1 million were recorded to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $174.9 million in the same period of the prior year. During fiscal 2010, 2009 and 2008, impairment charges totaled $62.3 million, $377.8 million and $2,372.6 million, respectively.

The Company performs its impairment analysis based on total inventory at the community level. When an impairment charge for a community is determined, the charge is then allocated to each lot in the community in the same manner as land and development costs are allocated to each lot. The inventory within each community is categorized as construction in progress and finished homes, residential land and lots developed and under development, and land held for development, based on the stage of production or plans for future development. During fiscal 2010, approximately 93% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 7% of the charges were recorded to residential construction in progress and finished homes inventory, compared to 85% and 15%, respectively, in fiscal 2009 and 79% and 21%, respectively, in fiscal 2008.

The Company’s estimate of undiscounted cash flows from communities analyzed may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to develop the lots and construct the homes. The pricing and incentive levels are often inter-related with sales pace within a community such that a price reduction can be expected to increase the sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new homes and existing homes, some of which may result from foreclosures. If conditions in the broader economy, homebuilding industry or specific markets in which the Company operates worsen, and as the Company re-evaluates specific community pricing and incentives, construction and development plans, and its overall land sale strategies, it may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges.

At September 30, 2010 and 2009, the Company had $3.3 million and $15.1 million, respectively, of land held for sale, consisting of land held for development and land under development that met the criteria of land held for sale.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2010, 2009 and 2008, the Company wrote off $2.4 million, $29.9 million and $111.9 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts which are not expected to be acquired.

NOTE E — LAND INVENTORY NOT OWNED

The Company’s land inventory not owned includes its interests in land and lots controlled under certain option purchase contracts with variable interest entities, and may also include the purchase price of certain land and lot option purchase contracts that have been determined to represent financing arrangements.

The consolidation of variable interest entities added $7.6 million and $6.5 million in land inventory not owned and noncontrolling interests related to entities not owned to the Company’s consolidated balance sheets at September 30, 2010 and 2009, respectively. The Company’s obligations related to these land or lot option contracts are guaranteed by deposits, including cash, promissory notes and surety bonds, totaling $0.6 million as of September 30, 2010 and 2009. Creditors, if any, of these variable interest entities have no recourse against the Company.

For the variable interest entities which are unconsolidated because the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the entities’ residual returns, the maximum exposure to loss is generally limited to the amounts of the Company’s option deposits. At September 30, 2010 and 2009, the amount of option deposits related to these contracts totaled $10.2 million and $8.0 million, respectively, and are included in homebuilding other assets on the consolidated balance sheets.

Additionally, at September 30, 2009, the Company determined that certain of its land and lot option purchase contracts represented financing arrangements. As a result, the Company added $7.8 million in land inventory not owned, with a corresponding increase to accrued expenses and other liabilities, to its balance sheet at September 30, 2009.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F — NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	September 30,
	2010	2009
	(In millions)

Homebuilding:
Unsecured:
4.875% senior notes due 2010, net	$—	$130.8
9.75% senior notes due 2010	—	70.5
9.75% senior subordinated notes due 2010, net	—	15.3
6% senior notes due 2011, net	70.1	212.8
7.875% senior notes due 2011, net	118.8	163.3
5.375% senior notes due 2012	146.6	242.1
6.875% senior notes due 2013	174.3	199.5
5.875% senior notes due 2013	—	96.0
6.125% senior notes due 2014, net	146.0	198.5
2% convertible senior notes due 2014, net	391.9	368.0
5.625% senior notes due 2014, net	147.1	248.8
5.25% senior notes due 2015, net	199.7	298.6
5.625% senior notes due 2016, net	225.5	298.3
6.5% senior notes due 2016, net	430.1	497.0
Other secured	35.2	37.1

	$2,085.3	$3,076.6

Financial Services:
Mortgage repurchase facility, maturing 2011	$86.5	$68.7

As of September 30, 2010, maturities of consolidated notes payable, assuming the mortgage repurchase facility is not extended or renewed, are $296.4 million in fiscal 2011, $160.9 million in fiscal 2012, $174.3 million in fiscal 2013, $794.5 million in fiscal 2014, $200.5 million in fiscal 2015 and $657.3 million thereafter.

The Company has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in September 2009, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Homebuilding:

Following is a summary of the key terms of each of the Company’s unsecured homebuilding notes payable outstanding as of September 30, 2010, including the annual effective interest rate of each series of notes, after giving effect to the amortization of discounts and deferred financing costs.

				Redeemable
	Principal			Prior to	Effective
Note Payable	Amount	Date Issued	Date Due	Maturity	Interest Rate (1)
	(In millions)

6% senior	$70.1	April 2006	April 15, 2011	Yes (2)	6.2%
7.875% senior	$118.9	August 2001	August 15, 2011	No	8.0%
5.375% senior	$146.6	July 2005	June 15, 2012	Yes (2)	5.4%
6.875% senior	$174.3	April 2003	May 1, 2013	No	7.0%
6.125% senior	$146.9	July 2004	January 15, 2014	No	6.3%
2% convertible senior (3)	$500.0	May 2009	May 15, 2014	No	9.7	% (4)
5.625% senior	$147.7	September 2004	September 15, 2014	No	5.8%
5.25% senior	$200.5	February 2005	February 15, 2015	Yes (2)	5.4%
5.625% senior	$226.6	December 2004	January 15, 2016	Yes (2)	5.8%
6.5% senior	$430.7	April 2006	April 15, 2016	Yes (2)	6.6%

(1)	Interest is payable semi-annually on each of the series of senior and convertible senior notes.

(2)	The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments on the redemption date, plus in each case, accrued interest.

(3)	Holders of the 2% convertible senior notes may convert all or any portion of their notes at their option at any time prior to maturity. The initial conversion rate for the notes is 76.5697 shares of the Company’s common stock per $1,000 principal amount of senior notes, equivalent to an initial conversion price of approximately $13.06 per share of common stock. The conversion rate is subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest. Upon conversion of a 2% senior note, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination thereof at its election. The Company may not redeem the notes prior to the maturity date.

(4)	Upon the adoption of the authoritative guidance for accounting for debt with conversion options, the annual effective interest rate of the convertible senior notes is 9.7% after giving effect to the amortization of the discount and deferred financing costs.

All series of senior notes are senior obligations of the Company and rank pari passu in right of payment to all existing and future unsecured indebtedness of the Company, and senior to all existing and future indebtedness expressly subordinated to them. The senior notes are guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Upon a change of control of the Company (as defined), holders of all series of notes issued prior to October 2004, constituting $587.8 million principal amount in the aggregate as of September 30, 2010, have the right to require the Company to purchase these notes at a price of 101% of their principal amount, along with accrued and unpaid interest. If a fundamental change, including a change in control (as defined), occurs as defined in the indenture governing the convertible senior notes, holders of the convertible senior notes, constituting $500 million principal amount as of September 30, 2010, have the right to require the Company to purchase these notes at par, along with accrued and unpaid interest.

In November 2009, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. Following significant repurchase activity, the authorization was renewed in April 2010 and again in July 2010. The current authorization is effective through July 31, 2011. At September 30, 2010, $483.8 million of the authorization was remaining.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 15, 2010, the Company repaid the remaining $130.9 million principal amount of its 4.875% senior notes which were due on that date. On February 24, 2010, the Company redeemed the remaining $95.0 million principal amount of its 5.875% senior notes due 2013. On September 15, 2010, the Company repaid the remaining $51.9 million principal amount of its 9.75% senior notes and $11.3 million principal amount of its 9.75% senior subordinated notes due on that date.

Following is a summary of the redemption and repurchase activity related to the Company’s senior and senior subordinated notes for the years ended September 30, 2010 and 2009:

	Principal Amount
	Year Ended September 30,
	2010	2009
	(In millions)

Maturities / Early Redemptions:
5% senior notes, matured January 2009	$—	$155.2
8% senior notes, matured February 2009	—	297.7
4.875% senior notes, matured January 2010	130.9	—
5.875% senior notes due 2013, redeemed February 2010	95.0	—
9.75% senior notes, matured September 2010	51.9	—
9.75% senior subordinated notes, matured September 2010	11.3	—

	289.1	452.9

Repurchases:
5% senior notes due 2009	—	44.8
8% senior notes due 2009	—	52.0
4.875% senior notes due 2010	—	119.1
9.75% senior notes due 2010	18.6	26.3
9.75% senior subordinated notes due 2010	4.0	—
6% senior notes due 2011	142.9	37.0
7.875% senior notes due 2011	44.7	36.4
5.375% senior notes due 2012	95.5	57.9
6.875% senior notes due 2013	25.2	0.5
5.875% senior notes due 2013	1.0	4.0
6.125% senior notes due 2014	53.1	—
5.625% senior notes due 2014	102.3	—
5.25% senior notes due 2015	99.5	—
5.625% senior notes due 2016	73.4	—
6.5% senior notes due 2016	67.0	2.3

	727.2	380.3

	$1,016.3	$833.2

These notes were redeemed or repurchased for an aggregate purchase price of $1,018.2 million and $821.0 million, respectively, plus accrued interest. The transactions resulted in a net loss on early retirement of debt of $4.9 million in fiscal 2010 and a net gain of $11.5 million in fiscal 2009, which included the write off of unamortized discounts and fees. The loss in fiscal 2010 included a loss of $2.0 million for the call premium related to the early redemption of the 5.875% senior notes due 2013. The gain in fiscal 2009 was partially offset by a $7.6 million loss related to the early termination of the revolving credit facility in May 2009.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2010, through an unsolicited transaction, the Company repurchased $8.3 million principal amount of its 5.375% senior notes due 2012, for a purchase price of $8.6 million, plus accrued interest.

The indentures governing the Company’s senior notes impose restrictions on the creation of secured debt and liens. At September 30, 2010, the Company was in compliance with all of the limitations and restrictions that form a part of the public debt obligations.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, entered into a mortgage sale and repurchase agreement (the “mortgage repurchase facility”) on March 28, 2008. The mortgage repurchase facility, which is accounted for as a secured financing, provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. The capacity of the facility is $100 million, with a provision allowing an increase in the capacity to $125 million during the last five business days of any fiscal quarter and the first seven business days of the following fiscal quarter. The maturity date of the facility is March 4, 2011.

As of September 30, 2010, $236.9 million of mortgage loans held for sale were pledged under the repurchase agreement. These mortgage loans had a collateral value of $222.7 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $136.2 million, DHI Mortgage had an obligation of $86.5 million outstanding under the mortgage repurchase facility at September 30, 2010 at a 3.8% interest rate.

The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. At September 30, 2010, the mortgage subsidiary was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. Consistent with the prior two fiscal years, approximately 86% of the mortgage loans sold by DHI Mortgage during fiscal 2010 were sold to two major financial institutions pursuant to their loan purchase agreements with DHI Mortgage. At September 30, 2010, mortgage loans held for sale had an aggregate fair value of $253.8 million and an aggregate outstanding principal balance of $247.5 million. At September 30, 2009, mortgage loans held for sale had an aggregate fair value of $220.8 million and an aggregate outstanding principal balance of $217.2 million. During the years ended September 30, 2010, 2009 and 2008, the Company had net gains on sales of loans of

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$45.9 million, $23.6 million and $69.1 million, respectively, which includes the effect of recording recourse expense of $13.7 million, $33.2 million and $21.9 million, respectively, as discussed in the “Other Mortgage Loans and Loss Reserves” section below.

The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale, which for the years ended September 30, 2010, 2009 and 2008 was not significant, and is recognized in current earnings. As of September 30, 2010, the Company had $127.1 million in mortgage loans held for sale not committed to third-party purchasers and the notional amounts of the hedging instruments related to those loans totaled $123.1 million.

Other Mortgage Loans and Loss Reserves

Generally, mortgage loans are sold with limited recourse provisions which include industry-standard representations and warranties, primarily involving the absence of misrepresentations by the borrower or other parties and, depending on the agreement, may include requiring a minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. Other mortgage loans generally consist of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and often become real estate owned through the foreclosure process. At September 30, 2010 and 2009, the Company’s total other mortgage loans and real estate owned were as follows:

	September 30,
	2010	2009
	(In millions)

Other mortgage loans	$43.0	$50.2
Real estate owned	$4.9	$5.7

Based on historical performance and current housing and credit market conditions, the Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. These reserves totaled $39.0 million and $43.6 million at September 30, 2010 and 2009, respectively, allocated as follows:

	September 30,
	2010	2009
	(In millions)

Loss reserves related to:
Other mortgage loans	$9.0	$13.1
Real estate owned	1.8	2.6
Loan repurchase obligations — known and expected	28.2	27.9

	$39.0	$43.6

Other mortgage loans and real estate owned and the related loss reserves are included in financial services other assets in the accompanying consolidated balance sheets.

A subsidiary of the Company reinsured a portion of private mortgage insurance written on loans originated by DHI Mortgage in prior years. At September 30, 2010 and 2009, reserves for expected future losses under the reinsurance program totaled $9.7 million and $18.7 million, respectively. The mortgage repurchase and reinsurance loss reserves are included in financial services accounts payable and other

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities in the accompanying consolidated balance sheets. It is possible that future losses may exceed the amount of reserves and, if so, additional charges will be required.

Loan Commitments and Related Derivatives

The Company is party to IRLCs which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. The expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. At September 30, 2010, IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $180.0 million.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in current earnings. As of September 30, 2010, the Company had approximately $13.2 million of best-efforts whole loan delivery commitments and $149.2 million of hedging instruments related to IRLCs not yet committed to purchasers.

At September 30, 2010, the Company had $3.5 million notional amount of forward sales of MBS which were acquired as part of a program to potentially offer homebuyers a below market interest rate on their home financing. These hedging instruments and the related commitments are accounted for at fair value with gains and losses recognized in current earnings. These gains and losses for the years ended September 30, 2010, 2009 and 2008 were not material.

NOTE H — FAIR VALUE MEASUREMENTS

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

Other mortgage loans and real estate owned are measured at the lower of carrying value or fair value on a nonrecurring basis. Other mortgage loans include performing and nonperforming mortgage loans. The fair values of other mortgage loans and real estate owned are determined based on the Company’s assessment of the value of the underlying collateral and are classified as Level 3 valuations.

The following tables summarize the Company’s assets and liabilities at September 30, 2010 and 2009 measured at fair value on a recurring basis:

		Fair Value at September 30, 2010
	Balance Sheet Location	Level 1	Level 2	Total
		(In millions)

Homebuilding:
Marketable securities, available-for-sale	Marketable securities	$1.0	$296.7	$297.7
Financial Services:
Mortgage loans held for sale (a)	Mortgage loans held for sale	$—	$253.8	$253.8
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	$—	$1.8	$1.8
Forward sales of MBS	Other liabilities	$—	$(1.8)	$(1.8)
Best-efforts commitments	Other assets	$—	$0.2	$0.2

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value at September 30, 2009
	Balance Sheet Location	Level 1	Level 2	Total
		(In millions)

Homebuilding:
Marketable securities, available-for-sale	Marketable securities	$—	$—	$—
Financial Services:
Mortgage loans held for sale (a)	Mortgage loans held for sale	$—	$220.8	$220.8
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	$—	$2.6	$2.6
Forward sales of MBS	Other liabilities	$—	$(2.7)	$(2.7)
Best-efforts commitments	Other liabilities	$—	$(1.1)	$(1.1)

(a)	Mortgage loans held for sale are reflected at full fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income.

(b)	Fair value measurements of these derivatives represent changes in fair value since inception. These changes are reflected in the balance sheet and included in financial services revenues on the consolidated statement of operations.

The following table summarizes the Company’s assets at September 30, 2010 measured at fair value on a nonrecurring basis:

		Fair Value at
	Balance Sheet	September 30, 2010
	Location	Level 3
		(In millions)

Homebuilding:
Inventory held and used (a)	Inventories	$34.0
Financial Services:
Other mortgage loans (a)	Other assets	$27.5
Real estate owned (a)	Other assets	$3.1

(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current quarter.

The fair values of cash and cash equivalents approximate their carrying amounts due to their short-term nature. The Company determines fair value of its senior and convertible senior notes based on quoted market prices. The aggregate fair value of these notes at September 30, 2010 and September 30, 2009 was $2,244.0 million and $3,187.6 million, respectively, compared to carrying values of $2,050.1 million and $3,039.5 million, respectively. The aggregate fair value of the Company’s senior notes includes fair values for the 2% convertible senior notes of $553.8 million and $568.6 million at September 30, 2010 and September 30, 2009, respectively, compared to their carrying values of $391.9 million and $368.0 million, respectively. The carrying value of the equity component of the 2% convertible senior notes was $136.7 million at September 30, 2010 and 2009. For other secured notes and balances due under the mortgage repurchase facility, the fair values approximate their carrying amounts due to their short maturity or floating interest rate terms, as applicable.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I — INCOME TAXES

In fiscal 2010 and 2009, the Company recorded a benefit from income taxes of $145.6 million and $7.0 million, respectively. In fiscal 2008, the provision for income taxes was $1.8 million. The provision for (benefit from) income taxes includes the following components:

	Year Ended September 30,
	2010	2009	2008
	(In millions)

Current (benefit) provision:
Federal	$(153.1)	$(213.9)	$(655.1)
State	7.5	(6.6)	6.6

	(145.6)	(220.5)	(648.5)

Deferred provision:
Federal	—	200.7	576.9
State	—	12.8	73.4

	—	213.5	650.3

Total (benefit from) provision for income taxes	$(145.6)	$(7.0)	$1.8

In November 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and amended Section 172 of the Internal Revenue Code. This tax law change allows a net operating loss (NOL) realized in one of the Company’s fiscal 2008, 2009 or 2010 years to be carried back up to five years (previously limited to a two-year carryback). The Company elected to carry back its fiscal 2009 NOL. This resulted in a benefit from income taxes of $208.3 million during fiscal 2010 which was partially offset by an increase in unrecognized tax benefits and state income tax expense.

The Company does not have meaningful effective tax rates in fiscal years 2008, 2009 and 2010 because of the valuation allowances on its deferred tax assets. In fiscal 2008, the impairment of nondeductible goodwill was also a factor. The difference between income tax expense (benefit) and tax computed by applying the federal statutory income tax rate of 35% to income (loss) before income taxes during each year is due to the following:

	Year Ended September 30,
	2010	2009	2008
	(In millions)

Income taxes at federal statutory rate	$34.8	$(194.9)	$(921.1)
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	9.8	(13.0)	(76.2)
Domestic production activities deduction	(6.2)	8.1	18.6
Uncertain tax positions, net of deferred tax	13.5	—	—
Valuation allowance	(170.6)	164.8	956.6
Goodwill impairment	—	—	20.8
Tax credit carryforwards	(30.0)	30.0	—
Other	3.1	(2.0)	3.1

(Benefit from) provision for income taxes	$(145.6)	$(7.0)	$1.8

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These differences primarily relate to the following:

	September 30,
	2010	2009
	(In millions)

Deferred tax assets:
Inventory costs	$105.6	$80.0
Inventory impairments	449.2	584.3
Warranty and construction defect costs	107.2	111.6
Net operating loss carryforwards	183.6	229.1
Tax credit carryforwards	1.0	17.6
Incentive compensation plans	45.9	48.2
Deferral of profit on home sales	0.8	0.7
Goodwill impairment	8.9	13.1
Other	48.1	53.8

Total deferred tax assets	950.3	1,138.4
Valuation allowance	(902.6)	(1,073.9)

Total deferred tax assets, net of valuation allowance	47.7	64.5
Deferred tax liabilities	47.7	64.5

Deferred income taxes, net	$—	$—

The Company had income taxes receivable of $16.0 million and $293.1 million at September 30, 2010 and 2009, respectively. During fiscal 2010, the Company received income tax refunds totaling $487.1 million, which resulted from tax losses generated in fiscal 2008 and 2009. The income taxes receivable at September 30, 2010 relates to additional federal and state income tax refunds the Company expects to receive.

At September 30, 2010, the Company had a federal NOL carryforward of $285.8 million that will expire in fiscal 2030 and tax benefits for state NOL carryforwards of $83.5 million that expire (beginning at various times depending on the tax jurisdiction) from fiscal 2013 to fiscal 2030.

Due to the challenging market conditions in the homebuilding industry during the past several years, the Company has recorded significant impairment charges for both inventory and goodwill and was in a three-year cumulative pre-tax loss position at the end of fiscal 2008. Since the cumulative loss position is significant negative evidence in assessing the recoverability of the Company’s deferred tax assets, the Company recorded a valuation allowance during fiscal 2008. At September 30, 2010 and 2009, the Company had net deferred tax assets of $902.6 million and $1,073.9 million, respectively, offset by valuation allowances of $902.6 million and $1,073.9 million, respectively.

The future realization of the Company’s deferred income tax assets ultimately depends upon the existence of sufficient taxable income in its carryforward periods under the tax laws. The Company continues to analyze the positive and negative evidence in determining the expected realization of its deferred income tax assets. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position. Changes in existing tax laws also affect actual tax results and the valuation of deferred tax assets over time.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The benefits of the Company’s NOL and tax credit carryforwards, as well as its unrealized built-in losses, would be reduced or potentially eliminated if the Company experienced an ownership change as defined by Internal Revenue Code Section 382. The Company does not believe it has experienced such an ownership change as of September 30, 2010; however, the amount by which its ownership may change in the future is affected by purchases and sales of stock by 5% stockholders; the potential conversion of the Company’s outstanding convertible senior notes and its decision as to whether to settle any such conversions completely or partially in stock; and new issuances of stock by the Company.

Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. The following table sets forth the changes in unrecognized income tax benefits during fiscal 2010 and 2009:

	September 30,
	2010	2009
	(In millions)

Unrecognized income tax benefits, beginning of year	$24.0	$18.7
Additions attributable to tax positions taken in the current year	—	—
Additions attributable to tax positions taken in prior years	62.2	10.4
Reductions attributable to tax positions taken in prior years	(3.4)	(5.1)
Settlements	—	—

Unrecognized income tax benefits, end of year	$82.8	$24.0

The total amount of unrecognized tax benefits includes interest, penalties, and the tax benefit relating to the deductibility of interest and state income taxes. All tax positions, if recognized, would affect the Company’s effective income tax rate. The increase in unrecognized tax benefits to $82.8 million at September 30, 2010 from $24.0 million at September 30, 2009 resulted in large part from the Company’s election to carryback its fiscal 2009 NOL to fiscal 2004 and 2005, thereby changing the reserve needed for all years open to further tax assessment including 2004 and 2005. It is reasonably possible that, within the next 12 months, the amount of unrecognized tax benefits may decrease as much as $59.2 million as a result of a ruling request filed by the Company with the Internal Revenue Service (IRS) concerning capitalization of inventory costs. If the IRS rules favorably on the ruling request, the Company’s unrecognized tax benefits would be reduced, resulting in a benefit from income taxes in the consolidated statement of operations.

The Company classifies interest and penalties on income taxes as income tax expense. During fiscal 2010, 2009 and 2008, the Company recognized interest and penalties with respect to income taxes of $11.7 million, $3.0 million and $4.0 million, respectively, in its consolidated statements of operations, and at September 30, 2010 and 2009, the Company’s total accrued interest and penalties relating to unrecognized income tax benefits was $17.8 million and $6.2 million, respectively.

The Company is subject to federal income tax and to income tax in multiple states. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2004 through 2010. The Company is currently being audited by various states and its federal NOL refunds from fiscal 2008 and 2009 are subject to Congressional Joint Committee review.

NOTE J — EARNINGS (LOSS) PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings (loss) per share. In fiscal 2010, options to purchase 10.2 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, their effect would have been antidilutive. In fiscal 2010 and 2009, the convertible senior notes were excluded from the computation of diluted earnings per share

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

because they were antidilutive. In fiscal 2009 and 2008, all outstanding stock options were excluded from the computation of diluted earnings per share because they were antidilutive due to the net loss recorded during those years.

	Year Ended September 30,
	2010	2009	2008
	(In millions)

Numerator:
Net income (loss)	$245.1	$(549.8)	$(2,633.6)

Denominator:
Denominator for basic earnings (loss) per share — weighted average common shares	318.1	316.9	315.7
Effect of dilutive securities:
Employee stock options	0.5	—	—

Denominator for diluted earnings (loss) per share — adjusted weighted average common shares	318.6	316.9	315.7

NOTE K — STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities that it may issue from time to time in amounts to be determined. At September 30, 2010, the Company had 322,478,467 shares of Common Stock issued and 318,823,234 shares outstanding. No shares of Preferred Stock were issued or outstanding. At September 30, 2010, the Company had 37.2 million and 3.8 million shares of Common Stock reserved for issuance pursuant to the D.R. Horton, Inc. Stock Incentive Plans and Employee Stock Purchase Plan, respectively.

In November 2009, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. The authorization is effective through July 31, 2011. The Company made no repurchases of its common stock under the share repurchase program during fiscal 2010; therefore, all of the $100 million authorization was remaining at September 30, 2010.

During fiscal 2010 and 2009, the Board of Directors approved and paid four quarterly cash dividends of $0.0375 per common share. On November 11, 2010, the Board of Directors approved a cash dividend of $0.0375 per common share, payable on December 8, 2010, to stockholders of record on November 24, 2010.

NOTE L — EMPLOYEE BENEFIT PLANS

Deferred Compensation

The Company has a 401(k) plan for all Company employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing may also be made at the Company’s discretion. Expenses for the plan were $4.8 million, $3.9 million and $3.5 million in fiscal 2010, 2009 and 2008 respectively.

The Company’s Supplemental Executive Retirement Plan (SERP) is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death, or termination of employment with the Company. Under the SERP, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company’s liabilities related to the SERP were $15.2 million and $13.2 million at

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2010 and 2009, respectively. The Company recorded $2.7 million, $2.2 million and $2.1 million of expense for this plan in fiscal 2010, 2009 and 2008, respectively.

The Company has a deferred compensation plan available to a select group of employees. The participating employees designate investments for their contributions; however, the Company is not required to invest the contributions in the designated investments. The Company’s net liabilities related to the deferred compensation plan were $24.6 million and $31.3 million at September 30, 2010 and 2009, respectively. The Company records as expense the amount that the employee contributions would have earned had the funds been invested in the designated investments. In fiscal 2010, the Company recorded expense of $2.1 million for this plan, and in fiscal 2009 and 2008, it recorded a reduction in expense of $1.1 million and $7.1 million, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of no more than 85% of the fair market value of the stock on the designated dates of purchase. The price may be further discounted depending on the average fair market value of the stock during the period and certain other criteria. Under the terms of the plan, the total fair market value of the common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees of the Company purchased 107,952 shares for $1.1 million in fiscal 2010, 155,254 shares for $1.2 million in fiscal 2009 and 168,194 shares for $2.0 million in fiscal 2008.

Stock Options

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

During fiscal 2009 and 2008, stock options were granted to purchase a total of 6.1 million shares and 6.5 million shares, respectively, of the Company’s common stock at the closing market price of the stock on the date of the grant. The Compensation Committee of the Company’s Board of Directors granted all such stock options to the Company’s executive officers, other officers and certain of its employees, and the Company’s Board of Directors granted all such stock options to its outside directors. No stock options were granted during fiscal 2010. At September 30, 2010, there were 19.5 million shares available for future grants under the Plan.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company measures and recognizes compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The following table provides additional information related to activity under the Company’s Stock Incentive Plan.

	Year Ended September 30,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Stock Options
Outstanding at beginning of year	19,479,417	$14.31	15,623,148	$16.19	11,838,031	$16.07
Granted	—	—	6,115,000	9.03	6,547,500	14.44
Exercised	(1,234,396)	5.36	(665,357)	4.90	(1,577,641)	6.14
Canceled or expired	(586,149)	16.27	(1,593,374)	16.34	(1,184,742)	18.72

Outstanding at end of year	17,658,872	$14.87	19,479,417	$14.31	15,623,148	$16.19

Exercisable at end of year	6,143,532	$16.76	5,410,674	$15.49	4,686,798	$14.24

The total intrinsic value of options exercised during fiscal 2010, 2009 and 2008 was $7.6 million, $4.6 million and $11.8 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2010 was $12.9 million and $2.2 million, respectively. Exercise prices for options outstanding at September 30, 2010, ranged from $4.70 to $36.92. The weighted average remaining contractual lives of options outstanding and exercisable at September 30, 2010 were 6.2 years and 4.5 years, respectively.

There were no options granted in fiscal 2010. The weighted average fair value of grants made in fiscal 2009 and 2008 was $3.89 and $4.48 per share, respectively. The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended September 30,
	2010	2009	2008

Risk free interest rate	—	2.50%	3.11%
Expected life (in years)	—	7.74	7.74
Expected volatility	—	45.36%	42.70%
Expected dividend yield	—	1.66%	4.10%

For fiscal 2010, 2009 and 2008, the Company’s compensation expense related to stock option grants was $13.3 million, $13.7 million and $13.5 million, respectively, and at September 30, 2010, there was $48.2 million of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 5.8 years.

Incentive Bonus Plan

Under the Company’s Incentive Bonus Plan, the maximum award limits are determined by a performance-based formula tied to the actual performance period established under the plan, combined with a fixed dollar amount. Performance periods may be based on one or more months, quarters or years, although no covered employee may receive both a monthly or quarterly award and an annual award with respect to the same fiscal year. At September 30, 2010, the Company had $1.8 million accrued related to the Incentive Bonus Plan.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Unit Agreement

On September 30, 2010, The Compensation Committee of the Board of Directors adopted and approved a form of Restricted Stock Unit Agreement (RSU Agreement) for awards to executive officers and other key employees of the Company pursuant to the 2006 Stock Incentive Plan. Under the form of RSU Agreement, the Compensation Committee may award performance or service (time) based restricted stock units subject to the terms and conditions of the RSU Agreement and the 2006 Stock Incentive Plan.

On September 30, 2010, the Compensation Committee approved and granted an award of 200,000 performance based restricted stock units (Performance RSUs) that will vest at the end of a two year performance period ending September 30, 2012. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers at the end of the two year period in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return, return on investment, SG&A expense containment and gross profit. Each Performance RSU represents the contingent right to receive one share of the Company’s common stock if the vesting conditions are satisfied. The Performance RSUs have no dividend or voting rights during the performance period. The fair value of these awards on the date of grant is $11.53 per unit.

Performance Unit Plan

The Company’s Performance Unit Plan, which was adopted in fiscal 2008, provides for the Compensation Committee to award performance units to senior management based upon the level of achievement of certain criteria. Performance units were granted in 2008 and 2009 with 33-month performance periods ending on September 30, 2010 and 2011, respectively. The actual number of performance units earned is based upon the Company’s level of achievement on defined performance metrics as compared to its peer group. The earned award will have a value equal to the number of earned units multiplied by the closing price of the Company’s common stock at the end of the performance period and may be paid in cash, equity or a combination of both. The Compensation Committee has the discretion to reduce the final payout on the performance units from the amount earned. The liability for these awards has been based on the Company’s performance against the peer group, the elapsed portion of the performance period and the Company’s stock price as of each reporting date, and previously assumed no future reduction of the earned value of the performance units by the Compensation Committee. Because the values of the earned performance units are dependent on the Company’s performance and the common stock price, and because the final amount can be reduced at the discretion of the Compensation Committee, this liability has been subject to a high degree of volatility.

Subsequent to September 30, 2010, the Compensation Committee exercised its discretion and reduced the amount earned under the 2008 performance unit grant to $4.9 million and expects to limit the amount which may be earned under the 2009 performance unit grant to approximately $4.1 million. The liability related to the 2008 and 2009 performance unit grants was $9.0 million and $11.3 million at September 30, 2010 and September 30, 2009, respectively. Compensation expense (benefit) related to these grants were ($2.3) million and $7.7 million for fiscal 2010 and 2009, respectively.

NOTE M — COMMITMENTS AND CONTINGENCIES

Warranty Claims

At September 30, 2010, the Company had liabilities of $2.6 million for the remaining repair costs of homes in its South Florida and Louisiana markets constructed during 2005 through 2007 which contain or are suspected to contain allegedly defective drywall manufactured in China (Chinese Drywall) that may be responsible for accelerated corrosion of certain metals in the home. The Company first learned of this potential issue during fiscal 2009 through customer inquiries. The Company has identified approximately 90 homes which contain or are suspected to contain Chinese Drywall through a review of the supply channel for

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its homes constructed in these markets and of the warranty claims received in these markets as well as testing of specific homes. Through September 30, 2010, the Company has spent approximately $4.9 million to remediate these homes. While the Company will seek reimbursement for these remediation costs from various sources, it has not recorded a receivable for potential recoveries as of September 30, 2010. The Company is continuing its investigation to determine if there are additional homes with the Chinese Drywall in these markets, which if found, would likely require the Company to further increase its warranty reserve for this matter in the future. The remaining costs accrued to complete this remediation are based on the Company’s estimate of remaining repair costs. If the actual costs to remediate the homes differ from the estimated costs, the Company may revise its warranty estimate. As of September 30, 2010, the Company has been named as a defendant in several lawsuits in Louisiana and Florida pertaining to Chinese Drywall. As these actions are still in their early stages, the Company is unable to express an opinion as to the amount of damages, if any, beyond what has been reserved for repair as discussed above.

Changes in the Company’s warranty liability during fiscal 2010 and 2009 were as follows:

	September 30,
	2010	2009
	(In millions)

Warranty liability, beginning of year	$59.6	$83.4
Warranties issued	19.5	16.8
Changes in liability for pre-existing warranties	(5.0)	(16.0)
Settlements made	(27.9)	(24.6)

Warranty liability, end of year	$46.2	$59.6

Insurance and Legal Claims

The Company has been named as defendant in various claims, complaints and other legal actions including construction defect claims on closed homes and other claims and lawsuits incurred in the ordinary course of business, including employment matters, personal injury claims, land development issues, contract disputes and claims related to its mortgage activities. The Company has established reserves for these contingencies, based on the expected costs of the claims. The Company’s estimates of such reserves are based on the facts and circumstances of individual pending claims and historical data and trends, including costs relative to revenues, home closings and product types, and include estimates of the costs of construction defect claims incurred but not yet reported. These reserve estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs. The Company’s liabilities for these items were $571.3 million and $534.0 million at September 30, 2010 and 2009, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. Related to the contingencies for construction defect claims and estimates of construction defect claims incurred but not yet reported, and other legal claims and lawsuits incurred in the ordinary course of business, the Company estimates and records insurance receivables for these matters under applicable insurance policies when recovery is probable. Additionally, the Company may have the ability to recover a portion of its legal expenses from its subcontractors when the Company has been named as an additional insured on their insurance policies. Estimates of the Company’s insurance receivables related to these matters totaled $251.5 million and $234.6 million at September 30, 2010 and 2009, respectively, and are included in homebuilding other assets in the consolidated balance sheets. Expenses related to these items were approximately $43.2 million, $58.3 million and $53.8 million in fiscal 2010, 2009 and 2008, respectively.

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

Land and Lot Option Purchase Contracts

In the ordinary course of business, the Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At September 30, 2010, the Company had total deposits of $13.3 million, consisting of cash deposits of $11.2 million, promissory notes of $1.9 million, and letters of credit and surety bonds of $0.2 million, to purchase land and lots with a total remaining purchase price of $963.9 million. Within the land and lot option purchase contracts at September 30, 2010, there were a limited number of contracts, representing $5.7 million of remaining purchase price, subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations. The majority of land and lots under contract are currently expected to be purchased within three years, based on the Company’s assumptions as to the extent it will exercise its options to purchase such land and lots.

Other Commitments

In the normal course of its business activities, the Company provides standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At September 30, 2010, the Company had outstanding letters of credit of $51.7 million, all of which were cash collateralized, and surety bonds of $806.9 million. The Company has secured letter of credit agreements with five banks that require it to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At September 30, 2010 and 2009, the amount of cash restricted for this purpose totaled $52.6 million and $53.3 million, respectively, and is included in homebuilding restricted cash on the Company’s consolidated balance sheets.

The Company leases office space and equipment under non-cancelable operating leases. Minimum annual lease payments under these leases at September 30, 2010 approximate (in millions):

2011	$16.1
2012	10.3
2013	6.4
2014	5.6
2015	2.5
Thereafter	—

$40.9

Rent expense approximated $24.9 million, $34.3 million and $55.5 million for fiscal 2010, 2009 and 2008, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N — OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets at September 30, 2010 and 2009 were as follows:

	September 30,
	2010	2009
	(In millions)

Insurance receivables	$251.5	$234.6
Accounts and notes receivable	18.5	50.7
Prepaid assets	28.9	39.0
Other assets	135.9	108.7

	$434.8	$433.0

The Company’s homebuilding accrued expenses and other liabilities at September 30, 2010 and 2009 were as follows:

	September 30,
	2010	2009
	(In millions)

Construction defect and other litigation liabilities	$571.3	$534.0
Employee compensation and related liabilities	90.4	98.5
Warranty liability	46.2	59.6
Accrued interest	39.8	53.5
Federal and state income tax liabilities	83.8	24.0
Other liabilities	125.7	162.4

	$957.2	$932.0

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O — SEGMENT INFORMATION

The Company’s 33 homebuilding operating divisions and its financial services operation are its operating segments. The homebuilding operating segments are aggregated into six reporting segments and the financial services operating segment is its own reporting segment. The Company’s reportable homebuilding segments are: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia

Midwest:	Colorado, Illinois, Minnesota and Wisconsin

Southeast:	Alabama, Florida and Georgia

South Central:	Louisiana, New Mexico (Las Cruces only), Oklahoma and Texas

Southwest:	Arizona and New Mexico

West:	California, Hawaii, Idaho, Nevada, Oregon, Utah and Washington

During the fourth quarter of fiscal 2010, a change in the composition of the Company’s operating divisions required that the Las Cruces, New Mexico market, previously included in the Southwest reporting segment, now be included in the South Central reporting segment. Consequently, the Company has restated the prior year segment information provided in this note to conform to the current year presentation.

Homebuilding is the Company’s core business, generating approximately 98% of consolidated revenues in fiscal 2010, 2009 and 2008. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land and the construction and sale of residential homes on the land, in 26 states and 72 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, and to a lesser extent from the sale of land and lots.

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies of the reporting segments are described throughout Note A.

	Year Ended September 30,
		Restated	Restated
	2010	2009	2008
		(In millions)
Revenues
Homebuilding revenues:
East	$492.3	$347.1	$589.9
Midwest	331.0	314.5	546.7
Southeast	747.6	570.8	820.8
South Central	1,383.5	1,024.6	1,469.7
Southwest	329.7	382.4	1,153.4
West	1,025.6	964.5	1,938.1

Total homebuilding revenues	4,309.7	3,603.9	6,518.6
Financial services revenues	90.5	53.7	127.5

Consolidated revenues	$4,400.2	$3,657.6	$6,646.1

Inventory Impairments
East	$9.0	$54.3	$256.2
Midwest	21.9	46.3	161.8
Southeast	17.0	36.7	448.4
South Central	13.3	17.0	67.2
Southwest	0.6	36.5	264.9
West	0.5	187.0	1,174.1

Total inventory impairments	$62.3	$377.8	$2,372.6

Goodwill Impairments
East	$—	$—	$—
Midwest	—	—	—
Southeast	—	—	—
South Central	—	—	—
Southwest	—	—	79.4
West	—	—	—

Total goodwill impairments	$—	$—	$79.4

Income (Loss) Before Income Taxes (1)
Homebuilding income (loss) before income taxes:
East	$(6.3)	$(95.9)	$(332.5)
Midwest	(31.3)	(104.9)	(184.3)
Southeast	(7.5)	(73.2)	(507.7)
South Central	83.4	4.9	(6.1)
Southwest	12.0	(45.8)	(369.6)
West	27.8	(226.4)	(1,266.7)

Total homebuilding income (loss) before income taxes	78.1	(541.3)	(2,666.9)
Financial services income (loss) before income taxes	21.4	(15.5)	35.1

Consolidated income (loss) before income taxes	$99.5	$(556.8)	$(2,631.8)

(1)	Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating the Company’s corporate office. The amortization of capitalized interest and property taxes is allocated to each segment based on the segment’s revenue, while the interest expensed directly and those expenses associated with the corporate office are allocated to each segment based on the segment’s average inventory.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
		Restated
	2010	2009
	(In millions)

Homebuilding Inventories (1):
East	$511.5	$535.4
Midwest	297.3	371.1
Southeast	656.4	656.6
South Central	760.1	864.1
Southwest	218.7	244.4
West	898.8	842.5
Corporate and unallocated (2)	106.2	152.6

Total homebuilding inventory	$3,449.0	$3,666.7

(1)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE P — SUPPLEMENTAL GUARANTOR INFORMATION

All of the Company’s senior and convertible senior notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s direct and indirect subsidiaries (collectively, Guarantor Subsidiaries), other than financial services subsidiaries and certain insignificant subsidiaries (collectively, Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned. In lieu of providing separate financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

Consolidating Balance Sheet
September 30, 2010

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

ASSETS
Cash and cash equivalents	$1,234.9	$45.3	$29.1	$—	$1,309.3
Marketable securities, available-for-sale	297.7	—	—	—	297.7
Restricted cash	53.3	0.4	—	—	53.7
Investments in subsidiaries	1,316.7	—	—	(1,316.7)	—
Inventories	1,081.7	2,340.1	27.2	—	3,449.0
Income taxes receivable	16.0	—	—	—	16.0
Property and equipment, net	18.5	23.3	18.7	—	60.5
Other assets	101.1	292.8	88.8	—	482.7
Mortgage loans held for sale	—	—	253.8	—	253.8
Goodwill	—	15.9	—	—	15.9
Intercompany receivables	904.6	—	—	(904.6)	—

Total Assets	$5,024.5	$2,717.8	$417.6	$(2,221.3)	$5,938.6

LIABILITIES & EQUITY
Accounts payable and other liabilities	$327.9	$688.3	$127.7	$—	$1,143.9
Intercompany payables	—	871.4	33.2	(904.6)	—
Notes payable	2,083.4	1.9	86.5	—	2,171.8

Total Liabilities	2,411.3	1,561.6	247.4	(904.6)	3,315.7

Total stockholders’ equity	2,613.2	1,156.2	160.5	(1,316.7)	2,613.2
Noncontrolling interests	—	—	9.7	—	9.7

Total Equity	2,613.2	1,156.2	170.2	(1,316.7)	2,622.9

Total Liabilities & Equity	$5,024.5	$2,717.8	$417.6	$(2,221.3)	$5,938.6

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2010

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

Homebuilding:
Revenues	$1,103.3	$3,199.8	$6.6	$—	$4,309.7
Cost of sales	888.0	2,736.5	3.1	—	3,627.6

Gross profit	215.3	463.3	3.5	—	682.1
Selling, general and administrative expense	206.4	308.0	7.6	—	522.0
Equity in (income) of subsidiaries	(177.9)	—	—	177.9	—
Interest expense	86.3	—	—	—	86.3
Loss on early retirement of debt, net	4.9	—	—	—	4.9
Other (income)	(3.9)	(1.5)	(3.8)	—	(9.2)

	99.5	156.8	(0.3)	(177.9)	78.1

Financial Services:
Revenues	—	—	90.5	—	90.5
General and administrative expense	—	—	77.2	—	77.2
Interest expense	—	—	1.9	—	1.9
Interest and other (income)	—	—	(10.0)	—	(10.0)

	—	—	21.4	—	21.4

Income before income taxes	99.5	156.8	21.1	(177.9)	99.5
Benefit from income taxes	(145.6)	(109.7)	(2.9)	112.6	(145.6)

Net income	$245.1	$266.5	$24.0	$(290.5)	$245.1

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2009

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

Homebuilding:
Revenues	$828.7	$2,754.7	$20.5	$—	$3,603.9
Cost of sales	889.2	2,615.5	34.0	—	3,538.7

Gross profit (loss)	(60.5)	139.2	(13.5)	—	65.2
Selling, general and administrative expense	209.7	306.9	6.4	—	523.0
Equity in loss of subsidiaries	192.2	—	—	(192.2)	—
Interest expense	100.2	—	—	—	100.2
(Gain) on early retirement of debt, net	(3.9)	—	—	—	(3.9)
Other (income)	(1.9)	(2.4)	(8.5)	—	(12.8)

	(556.8)	(165.3)	(11.4)	192.2	(541.3)

Financial Services:
Revenues	—	—	53.7	—	53.7
General and administrative expense	—	—	78.1	—	78.1
Interest expense	—	—	1.5	—	1.5
Interest and other (income)	—	—	(10.4)	—	(10.4)

	—	—	(15.5)	—	(15.5)

Loss before income taxes	(556.8)	(165.3)	(26.9)	192.2	(556.8)
Benefit from income taxes	(7.0)	(5.3)	(0.1)	5.4	(7.0)

Net loss	$(549.8)	$(160.0)	$(26.8)	$186.8	$(549.8)

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2008

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

Homebuilding:
Revenues	$1,245.4	$5,241.2	$32.0	$—	$6,518.6
Cost of sales	1,840.4	6,404.7	36.7	—	8,281.8

Gross profit (loss)	(595.0)	(1,163.5)	(4.7)	—	(1,763.2)
Selling, general and administrative expense	280.9	501.7	9.2	—	791.8
Goodwill impairment	—	79.4	—	—	79.4
Equity in loss of subsidiaries	1,721.2	—	—	(1,721.2)	—
Interest expense	39.0	—	—	—	39.0
Loss on early retirement of debt, net	2.6	—	—	—	2.6
Other (income) expense	(6.9)	4.7	(6.9)	—	(9.1)

	(2,631.8)	(1,749.3)	(7.0)	1,721.2	(2,666.9)

Financial Services:
Revenues	—	—	127.5	—	127.5
General and administrative expense	—	—	100.1	—	100.1
Interest expense	—	—	3.7	—	3.7
Interest and other (income)	—	—	(11.4)	—	(11.4)

	—	—	35.1	—	35.1

Income (loss) before income taxes	(2,631.8)	(1,749.3)	28.1	1,721.2	(2,631.8)
Provision for (benefit from) income taxes	1.8	(5.8)	10.6	(4.8)	1.8

Net income (loss)	$(2,633.6)	$(1,743.5)	$17.5	$1,726.0	$(2,633.6)

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2010

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$344.9	$380.0	$(15.5)	$—	$709.4

INVESTING ACTIVITIES
Purchases of property and equipment	(7.9)	(11.0)	(0.3)	—	(19.2)
Purchases of marketable securities	(328.0)	—	—	—	(328.0)
Proceeds from the sale of marketable securities	27.7	—	—	—	27.7
Decrease in restricted cash	1.2	0.3	—	—	1.5

Net cash used in investing activities	(307.0)	(10.7)	(0.3)	—	(318.0)

FINANCING ACTIVITIES
Net change in notes payable	(1,019.9)	—	17.8	—	(1,002.1)
Net change in intercompany receivables/payables	383.0	(372.3)	(10.7)	—	—
Proceeds from stock associated with certain employee benefit plans	7.6	—	—	—	7.6
Income tax benefit from stock option exercises	2.8	—	—	—	2.8
Cash dividends paid	(47.7)	—	—	—	(47.7)

Net cash (used in) provided by financing activities	(674.2)	(372.3)	7.1	—	(1,039.4)

(Decrease) increase in cash and cash equivalents	(636.3)	(3.0)	(8.7)	—	(648.0)
Cash and cash equivalents at beginning of year	1,871.2	48.3	37.8	—	1,957.3

Cash and cash equivalents at end of year	$1,234.9	$45.3	$29.1	$—	$1,309.3

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE Q — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations were (in millions, except per share amounts):

	Fiscal 2010
	Three Months Ended
	September 30	June 30	March 31	December 31

Revenues	$948.4	$1,406.1	$913.5	$1,132.2
Gross profit	127.8	206.8	159.2	188.3
Income (loss) before income taxes	(1.7)	46.3	12.1	42.8
Provision for (benefit from) income taxes	7.2	(4.2)	0.7	(149.2)
Net income (loss)	(8.9)	50.5	11.4	192.0
Basic net income (loss) per common share	(0.03)	0.16	0.04	0.60
Diluted net income (loss) per common share	(0.03)	0.16	0.04	0.56

	Fiscal 2009
	Three Months Ended
	September 30	June 30	March 31	December 31
Revenues	$1,028.9	$932.9	$778.0	$918.0
Gross profit (loss)	(65.2)	(8.4)	55.0	83.7
Loss before income taxes	(229.1)	(163.3)	(103.0)	(61.3)
Provision for (benefit from) income taxes	5.8	(19.6)	5.6	1.3
Net loss	(234.9)	(143.7)	(108.6)	(62.6)
Basic and diluted net loss per common share	(0.74)	(0.45)	(0.34)	(0.20)

In the past, the Company experienced variability in its results of operations from quarter to quarter due to the seasonal nature of its homebuilding business. Historically, the Company has closed a greater number of homes in the third and fourth (June and September) fiscal quarters than in the first and second (December and March) fiscal quarters. As a result, revenues and net income typically have been higher in the third and fourth quarters of the fiscal year. In contrast to the typical seasonal results, the weakness in homebuilding market conditions during the past several years has mitigated these historical seasonal variations. In fiscal 2009 and 2010, just over half (54%) of consolidated revenues were attributable to operations in the third and fourth fiscal quarters, and the Company incurred operating losses in all quarters of fiscal 2009 and in the fourth quarter of fiscal 2010. Net income in the first quarter of fiscal 2010 includes a $149.2 million benefit from income taxes.

Gross profit during fiscal 2010 was reduced by inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs of $1.2 million, $2.4 million, $30.3 million and $30.8 million in the first, second, third and fourth quarters, respectively. Gross profit during fiscal 2009 was reduced by inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs of $56.2 million, $48.1 million, $110.8 million and $192.5 million in the first, second, third and fourth quarters, respectively.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of September 30, 2010, as stated in their report included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One — Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Requesting Documents from the Company” in the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2010:

(c)
	(a)		Number of Securities
	Number of Shares to	(b)	Remaining Available for
	be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Plan Category
Equity compensation plans approved by stockholders	17,658,872	$14.87	23,332,820 (1)
Equity compensation plans not approved by stockholders	—	n/a	—
Total	17,658,872	$14.87	23,332,820 (1)

(1)	Includes 3,809,831 shares reserved for issuance under the Company’s Employee Stock Purchase Plan. Under this Employee Stock Purchase Plan, employees of the Company purchased 107,952 shares of common stock in fiscal 2010.

The remaining information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” in the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Executive Compensation — Transactions with Management” and “Corporate Governance” in the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders and incorporated herein by reference.

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

(3). and (b) Exhibits:

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Merger, dated as of December 18, 1997, by and between the Registrant and Continental Homes Holding Corp. The Registrant agrees to furnish supplementally a copy of omitted schedules to the SEC upon request(1)
2.2	Agreement and Plan of Merger, dated as of October 22, 2001, as amended on November 8, 2001, by and between the Registrant and Schuler Homes, Inc. The Registrant agrees to furnish supplementally a copy of omitted schedules to the SEC upon request(2)
3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Registrant, dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Registrant dated March 18, 1992(3)
3.2	Certificate of Elimination of Series A Junior Participating Preferred Stock of Registrant, filed with the Secretary of State on the State of Delaware on August 20, 2010(66)
3.3	Amended and Restated Bylaws(4)
4.1	See Exhibits 3.1 and 3.2
4.2	Indenture, dated as of June 9, 1997, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(5)
4.3	Second Supplemental Indenture, dated as of September 30, 1997, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(6)
4.4	Third Supplemental Indenture, dated as of April 17, 1998, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(7)
4.5	Fourth Supplemental Indenture, dated as of April 20, 1998, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(8)
4.6	Fifth Supplemental Indenture, dated as of August 31, 1998, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(9)
4.7	Seventh Supplemental Indenture, dated as of August 31, 1999, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(11)
4.8	Ninth Supplemental Indenture, dated as of March 31, 2000, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(12)
4.9	Twelfth Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(13)
4.10	Thirteenth Supplemental Indenture, dated as of August 15, 2001, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 7.875% Senior Notes due 2011 issued by the Registrant(14)
4.11	Fourteenth Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(25)

Exhibit
Number	Exhibit

4.12	Indenture, dated as of September 11, 2000, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(15)
4.13	First Supplemental Indenture, dated as of September 11, 2000, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 9.75% Senior Subordinated Notes due 2010 issued by the Registrant(16)
4.14	Third Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(17)
4.15	Fourth Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(26)
4.16	Fifteenth Supplemental Indenture, dated as of December 3, 2002, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 7.5% Senior Notes due 2007 issued by the Registrant(28)
4.17	Sixteenth Supplemental Indenture, dated as of April 17, 2003, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.875% Senior Notes due 2013 issued by the Registrant(29)
4.18	Seventeenth Supplemental Indenture, dated as of June 25, 2003, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.875% Senior Notes due 2013 issued by the Registrant(30)
4.19	Nineteenth Supplemental Indenture, dated as of July 12, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.125% Senior Notes due 2014 issued by the Registrant(33)
4.20	Twentieth Supplemental Indenture, dated as of September 21, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.625% Senior Notes due 2014 issued by the Registrant(34)
4.21	Twenty-First Supplemental Indenture, dated as of October 15, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 4.875% Senior Notes due 2010 issued by the Registrant.(35)
4.22	Twenty-Second Supplemental Indenture, dated as of December 15, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.625% Senior Notes due 2016 issued by the Registrant(36)
4.23	Twenty-Third Supplemental Indenture, dated as of February 11, 2005, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.25% Senior Notes due 2015 issued by the Registrant(37)
4.24	Twenty-Fourth Supplemental Indenture, dated as of July 7, 2005, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.375% Senior Notes due 2012 issued by the Registrant(38)
4.25	Twenty-Fifth Supplemental Indenture, dated as of January 23, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(42)
4.26	Fifth Supplemental Indenture, dated as of January 23, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(44)
4.27	Twenty-Sixth Supplemental Indenture, dated as of April 17, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.0% Senior Notes due 2011 issued by the Registrant(45)
4.28	Twenty-Seventh Supplemental Indenture, dated as of April 17, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.5% Senior Notes due 2016 issued by the Registrant(46)
4.29	Twenty-Eighth Supplemental Indenture, dated as of June 13, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(49)
4.30	Sixth Supplemental Indenture, dated as of June 13, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(50)

Exhibit
Number		Exhibit

4.31		Seventh Supplemental Indenture, dated as of June 4, 2008, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 9.75% Senior Subordinated Notes due 2010 issued by the Registrant(63)
4.32		Twenty-Ninth Supplemental Indenture, dated as of June 20, 2008, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 9.75% Senior Notes due 2010 issued by the Registrant(10)
4.33		Thirtieth Supplemental Indenture, dated as of May 13, 2009, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 2.00% Convertible Senior Notes due 2014 issued by the Registrant(31)
10.1		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and schedules of substantially identical documents(18)
10	.2†	D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated(19)
10	.3†	Amendment No. 1 to 1991 Stock Incentive Plan, as amended and restated(20)
10	.4†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 1991 Stock Incentive Plan (Term Vesting)(21)
10	.5†	D.R. Horton, Inc. 2006 Stock Incentive Plan(43)
10	.6†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Employee — Term Vesting 2006 Form)(47)
10	.7†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Director — Term Vesting 2006 Form)(48)
10	.8†	Form of Non-Qualified Stock Option Agreement (Employee-Term Vesting 2008 Form) pursuant to the Registrant’s 2006 Stock Incentive Plan(51)
10	.9†	Form of Non-Qualified Stock Option Agreement (Outside Director-Term Vesting 2008 Form) pursuant to the Registrant’s 2006 Stock Incentive Plan(53)
10	.10†	Form of Restricted Stock Unit Agreement pursuant to the Registrant’s 2006 Stock Incentive Plan(67)
10	.11†	Form of Stock Award Agreement pursuant to the Registrant’s 2006 Stock Incentive Plan(68)
10	.12†	D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 1(22)
10	.13†	D.R. Horton, Inc. Supplemental Executive Retirement Trust No. 1(23)
10	.14†	D.R. Horton, Inc. Amended and Restated Supplemental Executive Retirement Plan No. 2(61)
10	.15†	D.R. Horton, Inc. Amended and Restated 2000 Incentive Bonus Plan(24)
10	.16†	D.R. Horton, Inc. 2008 Performance Unit Plan(55)
10	.17†	Form of Performance Unit Award pursuant to the Registrant’s 2008 Performance Unit Plan(32)
10	.18†	Executive Compensation Notification (fiscal 2011) — Chairman and CEO(39)
10	.19†	Executive Compensation Notification (fiscal 2010) — Chairman and CEO(54)
10	.20†	Executive Compensation Summary — Other Executive Officers (fiscal 2011)(40)
10	.21†	Executive Compensation Summary — Other Executive Officers (fiscal 2010)(64)
10	.22†	Director Compensation Summary (fiscal 2011)(41)
10	.23†	Director Compensation Summary (fiscal 2010)(65)
10	.24†	D.R. Horton, Inc. Amended and Restated Deferred Compensation Plan(62)
10.25		Grantor Trust Agreement, dated June 21, 2002, by and between the Registrant and Wachovia Bank, National Association, as Trustee(27)
10.26		Master Repurchase Agreement, dated March 27, 2008, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent and a Buyer, JP Morgan Chase Bank, National Association, as Syndication Agent, J.P. Morgan Securities, Inc., as Lead Arranger and Sole Bookrunner, and other parties named therein(56)

Exhibit
Number	Exhibit

10.27	Custody Agreement, dated March 27, 2008, by and between DHI Mortgage Company, Ltd. and U.S. Bank National Association, as Administrative Agent and representative of certain Buyers(57)
10.28	First Amendment to Master Repurchase Agreement, dated March 5, 2009, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Syndication Agent and a buyer, and other parties named therein(58)
10.29	Second Amendment to Master Repurchase Agreement, dated September 23, 2009, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Syndication Agent and a buyer, and other parties named therein(59)
10.30	Third Amendment to Master Repurchase Agreement, dated March 4, 2010, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Syndication Agent and a buyer(52)
10.31	Fourth Amendment to Master Repurchase Agreement, dated July 30, 2010, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Syndication Agent and a buyer(60)
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (*)
14.1	Code of Ethical Conduct for the CEO, CFO and Senior Financial Officers (**)
21.1	Subsidiaries of D.R. Horton, Inc. (*)
23.1	Consent of PricewaterhouseCoopers LLP, Fort Worth, Texas (*)
31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer (*)
32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Financial Officer (*)
101	The following financial statements from D.R. Horton, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2010, filed on November 17, 2010, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Total Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (***)

*	Filed herewith.

**	Posted to the Registrant’s website at www.drhorton.com under the Investor Relations and Corporate Governance links.

***	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

†	Management contract or compensatory plan arrangement.

(1)	Incorporated herein by reference from Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-44279), filed with the SEC on January 15, 1998.

(2)	Incorporated herein by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated October 22, 2001, filed with the SEC on October 24, 2001; and Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated November 8, 2001, filed with the SEC on November 8, 2001.

(3)	Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(4)	Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Current Report of Form 8-K, dated July 30, 2009, filed with the SEC on August 5, 2009.

(5)	Incorporated herein by reference from Exhibit 4.1(a) to the Registrant’s Registration Statement on Form S-3 (No. 333-27521), filed with the SEC on May 21, 1997.

(6)	Incorporated herein by reference from Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the SEC on December 8, 1997.

(7)	Incorporated herein by reference from Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, filed with SEC on May 14, 1998.

(8)	Incorporated herein by reference from Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, filed with SEC on May 14, 1998.

(9)	Incorporated herein by reference from Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, filed with the SEC on December 10, 1998.

(10)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 20, 2008, filed with the SEC on June 20, 2008.

(11)	Incorporated herein by reference from Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the SEC on December 10, 1999.

(12)	Incorporated herein by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, filed with the SEC on May 12, 2000.

(13)	Incorporated herein by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed with the SEC on August 14, 2001.

(14)	Incorporated herein by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, dated August 8, 2001, filed with the SEC on August 14, 2001.

(15)	Incorporated herein by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, dated September 6, 2000, filed with the SEC on September 11, 2000.

(16)	Incorporated herein by reference from Exhibit 4.1(b) to the Registrant’s Current Report on Form 8-K, dated September 6, 2000, filed with the SEC on September 11, 2000.

(17)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed with the SEC on August 14, 2001.

(18)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the SEC on November 22, 1995 (file number 1-14122); Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the SEC on August 6, 1998; and Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed with the SEC on May 15, 2001.

(19)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the SEC on August 13, 2002.

(20)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the SEC on August 13, 2002.

(21)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 3-81856), filed with the SEC on July 22, 1994.

(22)	Incorporated herein by reference from the Registrant’s Transitional Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the SEC on December 28, 1993 (file number 1-14122).

(23)	Incorporated herein by reference from the Registrant’s Transitional Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the SEC on December 28, 1993 (file number 1-14122).

(24)	Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the SEC on February 7, 2008.

(25)	Incorporated herein by reference from Exhibit 4.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed with the SEC on May 15, 2002.

(26)	Incorporated herein by reference from Exhibit 4.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed with the SEC on May 15, 2002.

(27)	Incorporated herein by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed with the SEC on December 13, 2002.

(28)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated November 22, 2002, filed with the SEC on December 2, 2002.

(29)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated April 11, 2003, filed with the SEC on April 17, 2003.

(30)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated June 18, 2003, filed with the SEC on June 24, 2003.

(31)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 13, 2009, filed with the SEC on May 14, 2009.

(32)	Incorporated herein by reference from Exhibit 10.1 (2008 Form) to the Registrant’s Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008; and Exhibit 10.4 (2009 Form) to the Registrant’s Current Report on Form 8-K dated November 20, 2008, filed with the SEC on November 26, 2008.

(33)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated July 6, 2004, filed with the SEC on July 9, 2004.

(34)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated September 14, 2004, filed with the SEC on September 17, 2004.

(35)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated October 7, 2004, filed with the SEC on October 14, 2004.

(36)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated December 8, 2004, filed with the SEC on December 14, 2004.

(37)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 4, 2005, filed with the SEC on February 10, 2005.

(38)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated June 29, 2005, filed with the SEC on July 6, 2005.

(39)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 10, 2010, filed with the SEC on November 16, 2010.

(40)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated November 10, 2010, filed with the SEC on November 16, 2010.

(41)	Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated November 10, 2010, filed with the SEC on November 16, 2010.

(42)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(43)	Incorporated herein by reference from Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(44)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(45)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated April 11, 2006, filed with the SEC on April 13, 2006.

(46)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated April 11, 2006, filed with the SEC on April 13, 2006.

(47)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 8, 2006.

(48)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 8, 2006.

(49)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on June 13, 2006.

(50)	Incorporated herein by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on June 13, 2006.

(51)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008.

(52)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 4, 2010, filed with the SEC on March 5, 2010.

(53)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008.

(54)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 23, 2009, filed with the SEC on October 29, 2009.

(55)	Incorporated herein by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the SEC on February 7, 2008.

(56)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 28, 2008, filed with the SEC on April 3, 2008.

(57)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 28, 2008, filed with the SEC on April 3, 2008.

(58)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2009, filed with the SEC on March 10, 2009.

(59)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2009, filed with the SEC on September 24, 2009.

(60)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the SEC on August 3, 2010.

(61)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 10, 2008, filed with the SEC on December 16, 2008.

(62)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 10, 2008, filed with the SEC on December 16, 2008.

(63)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 4, 2008, filed with the SEC on June 5, 2008.

(64)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 18, 2009, filed with the SEC on November 20, 2009.

(65)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 18, 2009, filed with the SEC on November 20, 2009.

(66)	Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Report on Form 8-K dated August 19, 2010, filed with the SEC on August 23, 2010.

(67)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2010, filed with the SEC on October 6, 2010.

(68)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 30, 2010, filed with the SEC on October 6, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.R. Horton, Inc.

Date: November 17, 2010	By: /s/ Donald J. Tomnitz Donald J. Tomnitz, Vice Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald R. Horton Donald R. Horton	Chairman of the Board	November 17, 2010

/s/ Donald J. Tomnitz Donald J. Tomnitz	Vice Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)	November 17, 2010

/s/ Bill W. Wheat Bill W. Wheat	Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)	November 17, 2010

/s/ Bradley S. Anderson Bradley S. Anderson	Director	November 17, 2010

/s/ Michael R. Buchanan Michael R. Buchanan	Director	November 17, 2010

/s/ Michael W. Hewatt Michael W. Hewatt	Director	November 17, 2010

/s/ Bob G. Scott Bob G. Scott	Director	November 17, 2010