Form 10-Q
period 2010-12-31
HORTON D R INC /DE/
filed 2011-01-28
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2010
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
Common stock, $.01 par value – 319,330,910 shares as of January 24, 2011

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Consolidated Balance Sheets at December 31, 2010 (unaudited) and September 30, 2010 (unaudited)	3

	Consolidated Statements of Operations for the three months ended December 31, 2010 and 2009 (unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended December 31, 2010 and 2009 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	51

ITEM 4.	Controls and Procedures	52

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	53

ITEM 6.	Exhibits	53

SIGNATURE		55
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

     PART I. FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(In millions)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,200.1	$1,282.6
Marketable securities, available-for-sale	296.6	297.7
Restricted cash	46.2	53.7
Inventories:
Construction in progress and finished homes	1,217.6	1,286.0
Residential land and lots — developed and under development	1,441.1	1,406.1
Land held for development	753.2	749.3
Land inventory not owned	—	7.6

	3,411.9	3,449.0
Income taxes receivable	14.3	16.0
Deferred income taxes, net of valuation allowance of $905.6 million and $902.6 million at December 31, 2010 and September 30, 2010, respectively	—	—
Property and equipment, net	60.0	60.5
Other assets	425.8	434.8
Goodwill	15.9	15.9

	5,470.8	5,610.2

Financial Services:
Cash and cash equivalents	21.0	26.7
Mortgage loans held for sale	188.5	253.8
Other assets	46.4	47.9

	255.9	328.4

Total assets	$5,726.7	$5,938.6

LIABILITIES
Homebuilding:
Accounts payable	$127.5	$135.1
Accrued expenses and other liabilities	916.7	957.2
Notes payable	2,029.0	2,085.3

	3,073.2	3,177.6

Financial Services:
Accounts payable and other liabilities	41.2	51.6
Mortgage repurchase facility	21.7	86.5

	62.9	138.1

Total liabilities	3,136.1	3,315.7

Commitments and contingencies (Note N)

EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 322,941,040 shares issued and 319,285,807 shares outstanding at December 31, 2010 and 322,478,467 shares issued and 318,823,234 shares outstanding at September 30, 2010	3.2	3.2
Additional paid-in capital	1,902.9	1,894.8
Retained earnings	778.2	810.6
Treasury stock, 3,655,233 shares at December 31, 2010 and September 30, 2010, at cost	(95.7)	(95.7)
Accumulated other comprehensive income	—	0.3

Total stockholders’ equity	2,588.6	2,613.2
Noncontrolling interests	2.0	9.7

Total equity	2,590.6	2,622.9

Total liabilities and equity	$5,726.7	$5,938.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended December 31,
	2010	2009
	(In millions, except per share data)
	(Unaudited)
Homebuilding:
Revenues:
Home sales	$761.1	$1,108.2
Land/lot sales	5.9	0.7

	767.0	1,108.9

Cost of sales:
Home sales	642.5	918.8
Land/lot sales	5.9	0.6
Inventory impairments and land option cost write-offs	8.4	1.2

	656.8	920.6

Gross profit:
Home sales	118.6	189.4
Land/lot sales	—	0.1
Inventory impairments and land option cost write-offs	(8.4)	(1.2)

	110.2	188.3

Selling, general and administrative expense	118.9	128.4
Interest expense	16.2	26.9
Loss (gain) on early retirement of debt, net	1.5	(1.6)
Other (income)	(2.3)	(1.5)

	(24.1)	36.1

Financial Services:
Revenues, net of recourse and reinsurance expense	21.2	23.3
General and administrative expense	19.0	18.7
Interest expense	0.3	0.5
Interest and other (income)	(2.3)	(2.6)

	4.2	6.7

Income (loss) before income taxes	(19.9)	42.8
Provision for (benefit from) income taxes	0.5	(149.2)

Net income (loss)	$(20.4)	$192.0

Basic net income (loss) per common share	$(0.06)	$0.60

Net income (loss) per common share assuming dilution	$(0.06)	$0.56

Cash dividends declared per common share	$0.0375	$0.0375

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2010	2009
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(20.4)	$192.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4.9	4.9
Amortization of discounts and fees	9.0	6.9
Stock based compensation expense	3.4	3.2
Income tax benefit from stock option exercises	—	(2.9)
Loss (gain) on early retirement of debt, net	1.5	(1.6)
Gain on sale of marketable securities	(0.1)	—
Inventory impairments and land option cost write-offs	8.4	1.2
Changes in operating assets and liabilities:
Decrease in construction in progress and finished homes	66.9	65.2
(Increase) decrease in residential land and lots – developed, under development, and held for development	(45.5)	9.8
Decrease (increase) in other assets	8.8	(10.1)
Decrease (increase) in income taxes receivable	1.7	(88.6)
Decrease in mortgage loans held for sale	65.3	56.1
Decrease in accounts payable, accrued expenses and other liabilities	(54.4)	(16.1)

Net cash provided by operating activities	49.5	220.0

INVESTING ACTIVITIES
Purchases of property and equipment	(3.7)	(2.5)
Purchases of marketable securities	(123.3)	—
Proceeds from the sale or maturity of marketable securities	122.3	—
Decrease in restricted cash	7.5	2.1

Net cash provided by (used in) investing activities	2.8	(0.4)

FINANCING ACTIVITIES
Repayment of notes payable	(129.0)	(233.7)
Proceeds from stock associated with certain employee benefit plans	0.5	2.0
Income tax benefit from stock option exercises	—	2.9
Cash dividends paid	(12.0)	(11.9)

Net cash used in financing activities	(140.5)	(240.7)

DECREASE IN CASH AND CASH EQUIVALENTS	(88.2)	(21.1)
Cash and cash equivalents at beginning of period	1,309.3	1,957.3

Cash and cash equivalents at end of period	$1,221.1	$1,936.2

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2010
NOTE A – BASIS OF PRESENTATION
     The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires). All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to
Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal, recurring accruals and the asset impairment charges, loss reserves and deferred tax asset valuation allowance discussed below) considered necessary for a fair presentation have been included. These financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
Business
     The Company is a national homebuilder that is engaged in the construction and sale of single-family housing in 72 markets and 26 states in the United States as of December 31, 2010. The Company designs, builds and sells single-family detached homes on lots it develops and on finished lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. Periodically, the Company sells land and lots. The Company also provides title agency and mortgage financing services, primarily to its homebuyers. The Company generally does not retain or service the mortgages that it originates; rather, it seeks to sell the mortgages and related servicing rights to third-party purchasers.
Seasonality
     Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three-month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011 or subsequent periods.
NOTE B – COMPREHENSIVE INCOME (LOSS)
     The following table provides a reconciliation of net income (loss) reported in the consolidated statements of operations to comprehensive income (loss) for the three-month periods ended December 31, 2010 and 2009.

	Three Months Ended
	December 31,
	2010	2009
	(In millions)
Net income (loss)	$(20.4)	$192.0

Other comprehensive loss:

Unrealized loss related to available-for-sale securities (see Note C)	(0.3)	—

Comprehensive income (loss)	$(20.7)	$192.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2010
NOTE C – MARKETABLE SECURITIES
     The Company invests a portion of its cash on hand by purchasing marketable securities with maturities in excess of three months. These securities are held in the custody of a single financial institution. The Company considers its investment portfolio to be available-for-sale. Accordingly, these investments are recorded at fair value. At the end of a reporting period, unrealized gains and losses on these investments, net of tax, are recorded in accumulated other comprehensive income on the consolidated balance sheet. The Company’s marketable securities at December 31, 2010 and September 30, 2010 consisted of the following:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In millions)
Type of security:
Obligations of U.S. government agencies	$107.3	$0.1	$—	$107.4
Corporate debt securities issued under the FDIC Temporary Liquidity Guarantee Program	98.3	—	(0.1)	98.2
Domestic corporate debt securities	71.5	—	—	71.5
Foreign government securities	14.5	—	—	14.5

Total debt securities	291.6	0.1	(0.1)	291.6
Certificates of deposit	5.0	—	—	5.0

Total marketable securities, available-for-sale	$296.6	$0.1	$(0.1)	$296.6

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In millions)
Type of security:
U.S. Treasury securities	$1.0	$—	$—	$1.0
Obligations of U.S. government agencies	131.0	0.2	—	131.2
Corporate debt securities issued under the FDIC Temporary Liquidity Guarantee Program	100.9	0.1	—	101.0
Domestic corporate debt securities	39.9	—	—	39.9
Foreign government securities	14.6	—	—	14.6

Total debt securities	287.4	0.3	—	287.7
Certificates of deposit	10.0	—	—	10.0

Total marketable securities, available-for-sale	$297.4	$0.3	$—	$297.7

     Of the $296.6 million in marketable securities at December 31, 2010, $179.9 million mature in the next twelve months and $116.7 million mature in one to two years. Gains and losses realized upon the sale of marketable securities are determined by specific identification and are included in homebuilding other income. The Company’s realized gains related to such sales during the three months ended December 31, 2010 were $0.1 million.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2010
NOTE D – INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS
     At December 31, 2010, when the Company performed its quarterly inventory impairment analysis, the assumptions utilized reflected the Company’s expectation of continued challenging conditions and uncertainties in the homebuilding industry and in its markets. The impairment evaluation at December 31, 2010 indicated communities with a combined carrying value of $434.3 million had indicators of potential impairment, and these communities were evaluated for impairment. The analysis of the large majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that the Company does not intend to develop or operate in current market conditions, slight increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, the remaining lives of these communities were estimated to be in a range from six months to in excess of ten years. In performing this analysis, the Company utilized a range of discount rates for communities of 14% to 20%. Through this evaluation process, it was determined that communities with a carrying value of $26.2 million as of December 31, 2010 were impaired. As a result, during the three months ended December 31, 2010, impairment charges of $6.4 million were recorded to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $1.7 million of impairment charges in the same period of 2009. In the three months ended December 31, 2010, approximately 77% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 23% of the charges were recorded to construction in progress and finished homes inventory, compared to 63% and 37%, respectively, in the same period of 2009.
     The Company’s estimate of undiscounted cash flows from communities analyzed may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to develop the lots and construct the homes. The pricing and incentive levels are often inter-related with sales pace within a community, such that a price reduction can typically be expected to increase the sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new homes and existing homes, some of which may result from foreclosures. If conditions in the broader economy, homebuilding industry or specific markets in which the Company operates worsen, and as the Company re-evaluates specific community pricing and incentives, construction and development plans, and its overall land sale strategies, it may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges.
     At December 31, 2010 and September 30, 2010, the Company had $2.6 million and $3.3 million, respectively, of land held for sale, consisting of land held for development and land under development that met the criteria of land held for sale.
     During the three-month periods ended December 31, 2010 and 2009, the Company wrote off $2.0 million and recovered $0.5 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts which are not expected to be acquired.
NOTE E – LAND INVENTORY NOT OWNED
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2010
     Certain option purchase contracts result in the creation of a variable interest in the entity holding the land parcel under option. In June 2009, the FASB revised its guidance regarding the determination of a primary beneficiary of a variable interest entity. Under the previous guidance the determination of which entity is the primary beneficiary was based on a quantitative analysis of the variability of the expected gains and losses of the entity. The revised guidance for determining which entity is the primary beneficiary is based on the ability of an entity to control both (1) the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. The revised guidance also increased the required disclosures about a reporting entity’s involvement with variable interest entities. The Company adopted this guidance as of October 1, 2010. Since the Company determined it did not control the activities that most significantly impact the entity’s economic performance, all of the variable interest entities that were previously reported as land inventory not owned in its consolidated balance sheets were deconsolidated.
NOTE F – NOTES PAYABLE
     The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	December 31,	September 30,
	2010	2010
	(In millions)
Homebuilding:
Unsecured:
6% senior notes due 2011, net	$70.1	$70.1
7.875% senior notes due 2011, net	106.9	118.8
5.375% senior notes due 2012	133.1	146.6
6.875% senior notes due 2013	174.3	174.3
6.125% senior notes due 2014, net	145.0	146.0
2% convertible senior notes due 2014, net	398.2	391.9
5.625% senior notes due 2014, net	146.4	147.1
5.25% senior notes due 2015, net	189.0	199.7
5.625% senior notes due 2016, net	216.6	225.5
6.5% senior notes due 2016, net	414.7	430.1
Other secured	34.7	35.2

	$2,029.0	$2,085.3

Financial Services:
Mortgage repurchase facility, maturing 2011	$21.7	$86.5

Homebuilding:
     In July 2010, the Board of Directors authorized the early repurchase of up to $500 million of the Company’s debt securities effective through July 31, 2011. At December 31, 2010, $421.3 million of the authorization was remaining.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2010
     Following is a summary of the repurchase activity for the three months ended December 31, 2010:

Principal
Amount
(In millions)
Repurchases:
7.875% senior notes due 2011	$12.0
5.375% senior notes due 2012	13.5
6.125% senior notes due 2014	1.0
5.625% senior notes due 2014	0.7
5.25% senior notes due 2015	10.8
5.625% senior notes due 2016	9.0
6.5% senior notes due 2016	15.5

$62.5

     These senior notes were repurchased for an aggregate purchase price of $63.8 million, plus accrued interest. The transactions resulted in a net loss on early retirement of debt of $1.5 million for the three months ended December 31, 2010, which included the write off of unamortized discounts and fees.
     The indentures governing the Company’s senior notes impose restrictions on the creation of secured debt and liens. At December 31, 2010, the Company was in compliance with all of the limitations and restrictions that form a part of the public debt obligations.
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
     As of December 31, 2010, $167.8 million of mortgage loans held for sale were pledged under the repurchase agreement. These mortgage loans had a collateral value of $157.0 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $135.3 million, DHI Mortgage had an obligation of $21.7 million outstanding under the mortgage repurchase facility at December 31, 2010 at a 3.8% annual interest rate.
     The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. At December 31, 2010, the mortgage subsidiary was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2010
NOTE G – HOMEBUILDING INTEREST
     The Company capitalizes homebuilding interest costs to inventory during active development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Additionally, the Company writes off a portion of the capitalized interest related to communities for which inventory impairments are recorded. The Company’s inventory under active development and construction was lower than its debt level at December 31, 2010 and 2009; therefore, a portion of the interest incurred is reflected as interest expense.
     The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, expensed as interest expense, charged to cost of sales and written off during the three-month periods ended December 31, 2010 and 2009:

	Three Months Ended
	December 31,
	2010	2009
	(In millions)
Capitalized interest, beginning of period	$91.5	$128.8

Interest incurred	35.2	49.9

Interest expensed:

Directly to interest expense	(16.2)	(26.9)

Amortized to cost of sales	(20.9)	(31.8)

Written off with inventory impairments	(0.2)	(0.1)

Capitalized interest, end of period	$89.4	$119.9

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
Mortgage Loans Held for Sale
     Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. Approximately 83% of the mortgage loans sold by DHI Mortgage during the three months ended December 31, 2010 were sold to two major financial institutions pursuant to their loan purchase agreements. At December 31, 2010, mortgage loans held for sale had an aggregate fair value of $188.5 million and an aggregate outstanding principal balance of $184.4 million. During the three months ended December 31, 2010 and 2009, the Company had net gains on sales of loans of $10.9 million and $11.8 million, respectively, which includes the effect of recording recourse expense of $1.8 million and $2.8 million, respectively, as discussed in the “Other Mortgage Loans and Loss Reserves” section below.
     The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale, which for the three months ended December 31, 2010 and 2009 was not significant, and is recognized in current earnings. As of December 31, 2010, the Company had $33.7 million in mortgage loans held for sale not committed to third-party purchasers and the notional amounts of the hedging instruments related to those loans totaled $34.0 million.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2010
Other Mortgage Loans and Loss Reserves
     Generally, mortgage loans are sold with limited recourse provisions which include industry-standard representations and warranties, primarily involving the absence of misrepresentations by the borrower or other parties and, depending on the agreement, may include requiring a minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. Other mortgage loans generally consist of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and often become real estate owned through the foreclosure process. At December 31, 2010 and September 30, 2010, the Company’s total other mortgage loans and real estate owned, before loss reserves were as follows:

	December 31,	September 30,
	2010	2010
	(In millions)
Other mortgage loans	$42.8	$43.0

Real estate owned	4.5	4.9
     Based on historical performance and current housing and credit market conditions, the Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. These reserves totaled $36.2 million and $39.0 million at December 31, 2010 and September 30, 2010, respectively, allocated as follows:

	December 31,	September 30,
	2010	2010
	(In millions)
Loss reserves related to:

Other mortgage loans	$8.6	$9.0

Real estate owned	1.7	1.8

Loan repurchase obligations – known and expected	25.9	28.2

	$36.2	$39.0

     Other mortgage loans and real estate owned and the related loss reserves are included in financial services other assets in the accompanying consolidated balance sheets.
     A subsidiary of the Company reinsured a portion of the private mortgage insurance written on loans originated by DHI Mortgage in prior years. At December 31, 2010 and September 30, 2010, reserves for expected future losses under the reinsurance program totaled $5.6 million and $9.7 million, respectively. The loan repurchase obligations and reinsurance loss reserves are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets. It is possible that future losses may exceed the amount of reserves and, if so, additional charges will be required.
Loan Commitments and Related Derivatives
     The Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. The expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. At December 31, 2010, IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $131.1 million.
     The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in current earnings. As of December 31, 2010, the Company had approximately $20.8 million of best-efforts whole loan delivery commitments and $101.3 million of hedging instruments related to IRLCs not yet committed to purchasers.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2010
NOTE I – FAIR VALUE MEASUREMENTS
     Fair value measurements are used for the Company’s marketable securities, mortgage loans held for sale, IRLCs and other derivative instruments on a recurring basis, and are used for inventories, other mortgage loans and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value may not be recoverable.
     The FASB’s authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation of an asset or liability. When measuring fair value, an entity is required to maximize the use of observable inputs (those which can be easily seen by market participants), and minimize the use of unobservable inputs (those which are generally developed internally, utilizing management’s estimates and assumptions). The fair value hierarchy and its application to the Company’s assets and liabilities, is as follows:
•	Level 1 – Valuation is based on quoted prices in active markets for identical assets and liabilities. The Company’s U.S. Treasury securities are measured at fair value using Level 1 inputs.
•	Level 2 – Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market. The Company’s assets/liabilities measured at fair value using Level 2 inputs are as follows:
▪	government agency securities, corporate debt securities, foreign government securities and certificates of deposit;
▪	mortgage loans held for sale;
▪	over-the-counter derivatives such as forward sales of MBS, put options on MBS and best-efforts commitments; and
▪	IRLCs.
•	Level 3 – Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on the Company’s own estimates about the assumptions that market participants would use to value the asset or liability. The Company’s assets measured at fair value using Level 3 inputs, all of which are reported at the lower of carrying value or fair value on a nonrecurring basis, are as follows:
▪	inventory held and used;
▪	other mortgage loans; and
▪	real estate owned.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2010
     The following tables summarize the Company’s assets and liabilities at December 31, 2010 and September 30, 2010 measured at fair value on a recurring basis:

		Fair Value at December 31, 2010
	Balance Sheet Location	Level 1	Level 2	Total
		(In millions)
Homebuilding:

Marketable securities, available-for-sale	Marketable securities	$—	$296.6	$296.6

Financial Services:

Mortgage loans held for sale (a)	Mortgage loans held for sale	—	188.5	188.5

Derivatives (b):

Interest rate lock commitments	Other assets	—	0.6	0.6

Forward sales of MBS	Other liabilities	—	(0.6)	(0.6)

Best-efforts commitments	Other liabilities	—	(0.5)	(0.5)

		Fair Value at September 30, 2010
	Balance Sheet Location	Level 1	Level 2	Total
		(In millions)
Homebuilding:

Marketable securities, available-for-sale	Marketable securities	$1.0	$296.7	$297.7

Financial Services:

Mortgage loans held for sale (a)	Mortgage loans held for sale	—	253.8	253.8

Derivatives (b):

Interest rate lock commitments	Other assets	—	1.8	1.8

Forward sales of MBS	Other liabilities	—	(1.8)	(1.8)

Best-efforts commitments	Other assets	—	0.2	0.2
(a)	Mortgage loans held for sale are reflected at full fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income.

(b)	Fair value measurements of these derivatives represent changes in fair value since inception. These changes are reflected in the balance sheet and included in financial services revenues on the consolidated statement of operations.
     The following table summarizes the Company’s assets at December 31, 2010 and September 30, 2010 measured at fair value on a nonrecurring basis:

		Fair Value at	Fair Value at
		December 31, 2010	September 30, 2010
	Balance Sheet Location	Level 3	Level 3
		(In millions)
Homebuilding:

Inventory held and used (a)	Inventories	$19.8	$34.0

Financial Services:

Other mortgage loans (a)	Other assets	27.2	27.5

Real estate owned (a)	Other assets	2.8	3.1
(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current quarter.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2010
     The fair values of cash and cash equivalents approximate their carrying amounts due to their short-term nature. The Company determines the fair values of its senior and convertible senior notes based on quoted market prices. The aggregate fair value of these notes at December 31, 2010 and September 30, 2010 was $2,207.4 million and $2,244.0 million, respectively, compared to an aggregate carrying value of $1,994.3 million and $2,050.1 million, respectively. The aggregate fair value of the Company’s senior notes includes fair values for the 2% convertible senior notes of $568.4 million and $553.8 million at December 31, 2010 and September 30, 2010, respectively, compared to their carrying values of $398.2 million and $391.9 million, respectively. The carrying value of the equity component of the 2% convertible senior notes was $136.7 million at December 31, 2010 and September 30, 2010. For other secured notes and balances due under the mortgage repurchase facility, the fair values approximate their carrying amounts due to their short maturity or floating interest rate terms, as applicable.
NOTE J – INCOME TAXES
     The Company’s provision for income taxes attributable to continuing operations for the three months ended December 31, 2010 was $0.5 million compared to a benefit from income taxes of $149.2 million in the comparable period of the prior year that resulted from net operating loss (NOL) carrybacks. The Company does not have meaningful effective tax rates for these periods because its net deferred tax assets are offset fully by a valuation allowance.
     The Company had income taxes receivable of $14.3 million and $16.0 million at December 31, 2010 and September 30, 2010, respectively. The income taxes receivable at December 31, 2010 relates to federal and state income tax refunds the Company expects to receive.
     At December 31, 2010 and September 30, 2010, the Company’s net deferred tax assets, which are fully offset by a valuation allowance, were $905.6 million and $902.6 million, respectively. The realization of the Company’s deferred tax assets ultimately depends upon the existence of sufficient taxable income in future periods. The Company continues to analyze the positive and negative evidence in determining the need for a valuation allowance with respect to its deferred tax assets. The valuation allowance could be reduced in future periods if there is sufficient evidence indicating it is more likely than not that a portion or all of the Company’s deferred tax assets will be realized. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s deferred tax assets and consolidated results of operations or financial position.
     The Company classifies interest and penalties on income taxes as income tax expense. At December 31, 2010, the amount of the Company’s unrecognized tax benefits was $66.5 million, with a related accrual for interest of $16.4 million. It is reasonably possible that, within the next 12 months, the amount of unrecognized tax benefits and corresponding interest may decrease as much as $59.2 million in the aggregate as a result of a ruling request filed by the Company with the Internal Revenue Service (IRS) concerning capitalization of inventory costs. If the IRS rules favorably on the ruling request, the Company’s unrecognized tax benefits and related interest would be reduced, resulting in a benefit from income taxes in the consolidated statement of operations.
     The Company is subject to federal income tax and to income tax in multiple states. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2004 through 2010. The Company is currently being audited by various states and its federal NOL refunds from fiscal 2008 and 2009 are subject to Congressional Joint Committee review.
NOTE K – EARNINGS (LOSS) PER SHARE
     The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings (loss) per share for the three months ended December 31, 2010 and 2009. For the three months ended December 31, 2010, all outstanding stock options and the convertible senior notes were excluded from the computation of diluted earnings per share because they were antidilutive due to the net loss recorded during the period. For the three months ended December 31, 2009, options to purchase 9.1 million shares of common stock

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2010
were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, their effect would have been antidilutive.

	Three Months Ended
	December 31,
	2010	2009
	(In millions)
Numerator:

Net income (loss)	$(20.4)	$192.0

Effect of dilutive securities:

Interest expense and amortization of issuance costs associated with convertible senior notes	—	6.8

Numerator for diluted earnings (loss) per share after assumed conversions	$(20.4)	$198.8

Denominator:

Denominator for basic earnings (loss) per share— weighted average common shares	319.1	317.7

Effect of dilutive securities:

Employee stock options	—	0.1

Convertible senior notes	—	38.3

Denominator for diluted earnings (loss) per share— adjusted weighted average common shares	319.1	356.1

NOTE L – STOCKHOLDERS’ EQUITY
     The Company has an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities that it may issue from time to time in amounts to be determined.
     In July 2010, the Board of Directors renewed the authorization to repurchase up to $100 million of the Company’s common stock. The authorization is effective through July 31, 2011. All of the $100 million authorization was remaining at December 31, 2010.
     During the three months ended December 31, 2010, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on December 8, 2010 to stockholders of record on November 24, 2010. In January 2011, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on February 18, 2011 to stockholders of record on February 10, 2011. Quarterly cash dividends of $0.0375 per common share were declared in the comparable quarters of fiscal 2010.
NOTE M – EMPLOYEE BENEFIT PLANS
Performance Unit Award
     In November, 2010, under the form of Restricted Stock Unit Agreement, the Compensation Committee of the Company’s Board of Directors approved and granted awards of 300,000 performance based units (Performance Units) that will vest at the end of a three-year performance period ending September 30, 2013. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers at the end of the three-year period in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return, return on investment, SG&A expense containment and gross profit. The earned awards will have a value equal to the number of earned units multiplied by the closing price of the Company’s common stock at the end of the performance period and may be paid in cash, equity or a combination of both. The Compensation Committee has the discretion to reduce the final payout on the Performance Units from the amount earned. The liability for these awards of $0.2 million at December 31, 2010 was based on the Company’s

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2010
performance against the peer group, the elapsed portion of the performance period and the Company’s stock price at the end of the period. The Performance Units have no dividend or voting rights during the performance period. The fair value of these awards on the date of grant was $12.69 per unit.
NOTE N – COMMITMENTS AND CONTINGENCIES
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
     At December 31, 2010, the Company had liabilities of $2.0 million for the remaining repair costs of homes in its Florida and Louisiana markets constructed during 2005 through 2007 which contain or are suspected to contain allegedly defective drywall manufactured in China (Chinese Drywall) that may be responsible for accelerated corrosion of certain metals in the home. The Company first learned of this potential issue during fiscal 2009 through customer inquiries. The Company has identified approximately 90 homes which contain or are suspected to contain Chinese Drywall through a review of the supply channel for its homes constructed in these markets and of the warranty claims received in these markets as well as testing of specific homes. Through December 31, 2010, the Company has spent approximately $5.5 million to remediate these homes. While the Company will seek reimbursement for these remediation costs from various sources, it has not recorded a receivable for potential recoveries as of December 31, 2010. The Company is continuing its investigation to determine if there are additional homes containing Chinese Drywall in these markets, which if found, would likely require the Company to further increase its warranty reserve for this matter in the future. The remaining costs accrued to complete this remediation are based on the Company’s estimate of remaining repair costs. If the actual costs to remediate the homes differ from the estimated costs, the Company may revise its warranty estimate. As of December 31, 2010, the Company has been named as a defendant in several lawsuits in Louisiana and Florida pertaining to Chinese Drywall. As these actions are still in their early stages, the Company is unable to express an opinion as to the amount of damages, if any, beyond what has been reserved for repair as discussed above.
     Changes in the Company’s warranty liability during the three-month periods ended December 31, 2010 and 2009 were as follows:

	Three Months Ended
	December 31,
	2010	2009
	(In millions)
Warranty liability, beginning of period	$46.2	$59.6

Warranties issued	3.3	5.1

Changes in liability for pre-existing warranties	(1.8)	(4.4)

Settlements made	(6.5)	(5.9)

Warranty liability, end of period	$41.2	$54.4

Insurance and Legal Claims
     The Company has been named as a defendant in various claims, complaints and other legal actions including construction defect claims on closed homes and other claims and lawsuits incurred in the ordinary course of business, including employment matters, personal injury claims, land development issues, contract disputes and claims related to its mortgage activities. The Company has established reserves for these contingencies, based on the expected costs of the claims. The Company’s estimates of such reserves are based on the facts and circumstances of individual pending claims and historical data and trends, including costs relative to revenues, home closings and product types, and include estimates of the costs of construction defect claims incurred but not yet reported. These

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2010
reserve estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs. The Company’s liabilities for these items were $561.8 million and $571.3 million at December 31, 2010 and September 30, 2010, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. Related to the contingencies for construction defect claims and estimates of construction defect claims incurred but not yet reported, and other legal claims and lawsuits incurred in the ordinary course of business, the Company estimates and records insurance receivables for these matters under applicable insurance policies when recovery is probable. Additionally, the Company may have the ability to recover a portion of its legal expenses from its subcontractors when the Company has been named as an additional insured on their insurance policies. Estimates of the Company’s insurance receivables related to these matters totaled $246.5 million and $251.5 million at December 31, 2010 and September 30, 2010, respectively, and are included in homebuilding other assets in the consolidated balance sheets. Expenses related to these items were approximately $8.5 million and $9.8 million in the three months ended December 31, 2010 and 2009, respectively.
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
Land and Lot Option Purchase Contracts
     The Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At December 31, 2010, the Company had total deposits of $12.4 million, consisting of cash deposits of $10.6 million, promissory notes of $1.7 million, and letters of credit and surety bonds of $0.1 million, to purchase land and lots with a total remaining purchase price of $994.7 million. Within the land and lot option purchase contracts at December 31, 2010, there were a limited number of contracts, representing $6.8 million of remaining purchase price, subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations. The majority of land and lots under contract are currently expected to be purchased within three years, based on the Company’s assumptions as to the extent it will exercise its options to purchase such land and lots.
Other Commitments
     The Company provides standby letters of credit and surety bonds, issued by third parties, to secure performance under various contracts. At December 31, 2010, the Company had outstanding letters of credit of $44.2 million and surety bonds of $818.7 million. The Company has secured letter of credit agreements with five banks that require it to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At December 31, 2010 and September 30, 2010, the amount of cash restricted for this purpose totaled $45.1 million and $52.6 million, respectively, and is included in homebuilding restricted cash on the Company’s consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2010
NOTE O – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
     The Company’s homebuilding other assets were as follows:

	December 31,	September 30,
	2010	2010
	(In millions)
Insurance receivables	$246.5	$251.5

Accounts and notes receivable	17.7	18.5

Prepaid assets	25.5	28.9

Other assets	136.1	135.9

	$425.8	$434.8

     The Company’s homebuilding accrued expenses and other liabilities were as follows:

	December 31,	September 30,
	2010	2010
	(In millions)
Construction defect and other litigation liabilities	$561.8	$571.3

Employee compensation and related liabilities	77.4	90.4

Warranty liability	41.2	46.2

Accrued interest	36.0	39.8

Federal and state income tax liabilities	83.8	83.8

Other liabilities	116.5	125.7

	$916.7	$957.2

NOTE P – RECENT ACCOUNTING PRONOUNCEMENTS
     In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. This guidance was effective for the Company in the current quarter, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance, which is related to disclosure only, did not and will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2010
NOTE Q – SEGMENT INFORMATION
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
     During the three months ended September 30, 2010, a change in the composition of the Company’s operating divisions required that the Las Cruces, New Mexico market, previously included in the Southwest reporting segment, now be included in the South Central reporting segment. Consequently, the Company has restated the prior year segment information provided in this note to conform to the current year presentation.
     Homebuilding is the Company’s core business, generating 97% and 98% of consolidated revenues during the three months ended December 31, 2010 and 2009, respectively. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land and the construction and sale of residential homes on the land, in 26 states and 72 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, and to a lesser extent from the sale of land and lots.
     The Company’s financial services segment provides mortgage financing and title agency services primarily to customers of the Company’s homebuilding segments. The Company generally does not retain or service the mortgages that it originates; rather, it seeks to sell the mortgages and related servicing rights to third-party purchasers. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2010
     The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010.

	Three Months Ended
	December 31,
		Restated
	2010	2009
	(In millions)
Revenues
Homebuilding revenues:
East	$100.7	$127.3
Midwest	57.8	88.6
Southeast	148.8	182.3
South Central	229.8	361.8
Southwest	58.2	91.4
West	171.7	257.5

Total homebuilding revenues	767.0	1,108.9

Financial services revenues	21.2	23.3

Consolidated revenues	$788.2	$1,132.2

Inventory Impairments
East	$—	$—
Midwest	—	—
Southeast	0.5	1.3
South Central	—	0.1
Southwest	2.2	0.3
West	3.7	—

Total inventory impairments	$6.4	$1.7

Income (Loss) before Income Taxes (1)
Homebuilding income (loss) before income taxes:
East	$(4.4)	$2.1
Midwest	(4.7)	(0.5)
Southeast	(1.9)	1.0
South Central	4.7	25.5
Southwest	(3.1)	4.6
West	(14.7)	3.4

Total homebuilding income (loss) before income taxes	(24.1)	36.1

Financial services income before income taxes	4.2	6.7

Consolidated income (loss) before income taxes	$(19.9)	$42.8

(1)	Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating the Company’s corporate office. The amortization of capitalized interest and property taxes is allocated to each segment based on the segment’s revenue, while interest expense and those expenses associated with the corporate office are allocated to each segment based on the segment’s average inventory.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2010

	December 31,	September 30,
	2010	2010
	(In millions)
Homebuilding Inventories (1)
East	$496.7	$511.5
Midwest	288.9	297.3
Southeast	655.9	656.4
South Central	733.5	760.1
Southwest	212.7	218.7
West	921.5	898.8
Corporate and unallocated (2)	102.7	106.2

Total homebuilding inventory	$3,411.9	$3,449.0

(1)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2010
NOTE R – SUPPLEMENTAL GUARANTOR INFORMATION
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
Consolidating Balance Sheet
December 31, 2010

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$1,186.6	$10.2	$24.3	$—	$1,221.1
Marketable securities, available-for-sale	296.6	—	—	—	296.6
Restricted cash	45.8	0.3	0.1	—	46.2
Investments in subsidiaries	1,318.9	—	—	(1,318.9)	—
Inventories	1,069.0	2,322.5	20.4	—	3,411.9
Income taxes receivable	14.3	—	—	—	14.3
Property and equipment, net	18.6	23.0	18.4	—	60.0
Other assets	98.7	285.9	87.6	—	472.2
Mortgage loans held for sale	—	—	188.5	—	188.5
Goodwill	—	15.9	—	—	15.9
Intercompany receivables	871.2	—	—	(871.2)	—

Total Assets	$4,919.7	$2,657.8	$339.3	$(2,190.1)	$5,726.7

LIABILITIES & EQUITY
Accounts payable and other liabilities	$303.5	$664.5	$117.4	$—	$1,085.4
Intercompany payables	—	837.0	34.2	(871.2)	—
Notes payable	2,027.6	1.4	21.7	—	2,050.7

Total Liabilities	2,331.1	1,502.9	173.3	(871.2)	3,136.1

Total stockholders’ equity	2,588.6	1,154.9	164.0	(1,318.9)	2,588.6
Noncontrolling interests	—	—	2.0	—	2.0

Total Equity	2,588.6	1,154.9	166.0	(1,318.9)	2,590.6

Total Liabilities & Equity	$4,919.7	$2,657.8	$339.3	$(2,190.1)	$5,726.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2010
NOTE R – SUPPLEMENTAL GUARANTOR INFORMATION – (Continued)
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2010
NOTE R – SUPPLEMENTAL GUARANTOR INFORMATION – (Continued)
Consolidating Statement of Operations
Three Months Ended December 31, 2010

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$210.0	$556.0	$1.0	$—	$767.0
Cost of sales	166.4	489.0	1.4	—	656.8

Gross profit (loss)	43.6	67.0	(0.4)	—	110.2
Selling, general and administrative expense	49.5	67.9	1.5	—	118.9
Equity in (income) of subsidiaries	(2.7)	—	—	2.7	—
Interest expense	16.2	—	—	—	16.2
Loss on early retirement of debt, net	1.5	—	—	—	1.5
Other (income)	(1.0)	(0.1)	(1.2)	—	(2.3)

	(19.9)	(0.8)	(0.7)	(2.7)	(24.1)

Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	21.2	—	21.2
General and administrative expense	—	—	19.0	—	19.0
Interest expense	—	—	0.3	—	0.3
Interest and other (income)	—	—	(2.3)	—	(2.3)

	—	—	4.2	—	4.2

Income (loss) before income taxes	(19.9)	(0.8)	3.5	(2.7)	(19.9)
Provision for income taxes	0.5	0.4	—	(0.4)	0.5

Net income (loss)	$(20.4)	$(1.2)	$3.5	$(2.3)	$(20.4)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2010
NOTE R – SUPPLEMENTAL GUARANTOR INFORMATION – (Continued)
Consolidating Statement of Operations
Three Months Ended December 31, 2009

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$271.6	$835.8	$1.5	$—	$1,108.9
Cost of sales	220.0	700.5	0.1	—	920.6

Gross profit	51.6	135.3	1.4	—	188.3
Selling, general and administrative expense	51.2	72.6	4.6	—	128.4
Equity in (income) of subsidiaries	(66.3)	—	—	66.3	—
Interest expense	26.9	—	—	—	26.9
(Gain) on early retirement of debt	(1.6)	—	—	—	(1.6)
Other (income) expense	(1.4)	0.9	(1.0)	—	(1.5)

	42.8	61.8	(2.2)	(66.3)	36.1

Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	23.3	—	23.3
General and administrative expense	—	—	18.7	—	18.7
Interest expense	—	—	0.5	—	0.5
Interest and other (income)	—	—	(2.6)	—	(2.6)

	—	—	6.7	—	6.7

Income before income taxes	42.8	61.8	4.5	(66.3)	42.8
Benefit from income taxes	(149.2)	(112.4)	(3.0)	115.4	(149.2)

Net income	$192.0	$174.2	$7.5	$(181.7)	$192.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2010
NOTE R – SUPPLEMENTAL GUARANTOR INFORMATION – (Continued)
Consolidating Statement of Cash Flows
Three Months Ended December 31, 2010

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(10.8)	$1.3	$59.0	$—	$49.5

INVESTING ACTIVITIES
Purchases of property and equipment	(1.8)	(1.9)	—	—	(3.7)
Purchases of marketable securities	(123.3)	—	—	—	(123.3)
Proceeds from the sale or maturity of marketable securities	122.3	—	—	—	122.3
Decrease (increase) in restricted cash	7.5	0.1	(0.1)	—	7.5

Net cash provided by (used in) investing activities	4.7	(1.8)	(0.1)	—	2.8

FINANCING ACTIVITIES
Net change in notes payable	(64.3)	—	(64.7)	—	(129.0)
Net change in intercompany receivables/payables	33.6	(34.6)	1.0	—	—
Proceeds from stock associated with certain employee benefit plans	0.5	—	—	—	0.5
Cash dividends paid	(12.0)	—	—	—	(12.0)

Net cash used in financing activities	(42.2)	(34.6)	(63.7)	—	(140.5)

Decrease in cash and cash equivalents	(48.3)	(35.1)	(4.8)	—	(88.2)
Cash and cash equivalents at beginning of period	1,234.9	45.3	29.1	—	1,309.3

Cash and cash equivalents at end of period	$1,186.6	$10.2	$24.3	$—	$1,221.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2010
NOTE R – SUPPLEMENTAL GUARANTOR INFORMATION – (Continued)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report and with our annual report on Form 10-K for the fiscal year ended September 30, 2010. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those described in the “Forward-Looking Statements” section following this discussion.
BUSINESS
     We are one of the largest homebuilding companies in the United States, constructing and selling single-family housing through our operating divisions in 26 states and 72 markets as of December 31, 2010, primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $90,000 to $700,000, with an average closing price of $209,300 during the three months ended December 31, 2010. Approximately 88% and 83% of home sales revenues were generated from the sale of single-family detached homes in the three months ended December 31, 2010 and 2009, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs.
     Through our financial services operations, we provide mortgage financing and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our wholly-owned subsidiary, provides mortgage financing services primarily to the purchasers of homes we build. We generally do not retain or service the mortgages we originate; rather, we seek to sell the mortgages and related servicing rights to third-party purchasers. DHI Mortgage originates loans in accordance with purchaser guidelines and historically has sold substantially all of its mortgage production within 30 days of origination. Our subsidiary title companies serve as title insurance agents by providing title insurance policies, examination and closing services, primarily to the purchasers of our homes.

     We conduct our homebuilding operations in the geographic regions, states and markets listed below, and we conduct our mortgage and title operations in many of these markets. Our homebuilding operating divisions are aggregated into six reporting segments, also referred to as reporting regions, which comprise the markets below. Our financial statements contain additional information regarding segment performance.

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		South Central Region
Delaware	Central Delaware	Louisiana	Baton Rouge
Georgia	Savannah		Lafayette
Maryland	Baltimore	New Mexico	Las Cruces
	Suburban Washington, D.C.	Oklahoma	Oklahoma City
New Jersey	North New Jersey	Texas	Austin
	South New Jersey		Dallas
North Carolina	Brunswick County		Fort Worth
	Charlotte		Houston
	Greensboro/Winston-Salem		Killeen/Temple/Waco
	Raleigh/Durham		Rio Grande Valley
Pennsylvania	Lancaster		San Antonio
Philadelphia
South Carolina	Charleston		Southwest Region
	Columbia	Arizona	Phoenix
	Greenville		Tucson
	Hilton Head	New Mexico	Albuquerque
Myrtle Beach
Virginia	Northern Virginia		West Region
		California	Bay Area
	Midwest Region		Central Valley
Colorado	Colorado Springs		Imperial Valley
	Denver		Los Angeles County
	Fort Collins		Riverside County
Illinois	Chicago		Sacramento
Minnesota	Minneapolis/St. Paul		San Bernardino County
Wisconsin	Kenosha		San Diego County
Ventura County
	Southeast Region	Hawaii	Hawaii
Alabama	Birmingham		Maui
	Mobile		Oahu
Florida	Daytona Beach	Idaho	Boise
	Fort Myers/Naples	Nevada	Las Vegas
	Jacksonville		Reno
	Melbourne	Oregon	Albany
	Miami/West Palm Beach		Central Oregon
	Orlando		Portland
	Pensacola	Utah	Salt Lake City
	Sarasota County	Washington	Seattle/Tacoma
	Tampa		Vancouver
Georgia	Atlanta
Macon

OVERVIEW
     In the first quarter of fiscal 2011 conditions within the homebuilding industry remained challenging, primarily due to weak overall economic conditions, high unemployment and low consumer confidence. Demand for new homes improved during the first half of fiscal 2010 while the federal homebuyer tax credit was in effect, but decreased sharply once the tax credit expired and has since remained at a low level. As a result, our net sales orders in the first quarter of fiscal 2011 were 17% lower than in the comparable prior year period. These results suggest that efforts to improve our net sales order volume will be challenging and that overall demand for new homes is likely to remain at very low levels for some time.
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
     The significant decline in demand for our homes after the expiration of the federal homebuyer tax credit and the continued low level of demand indicate that market conditions in the homebuilding industry remain weak, and the timing of a sustainable housing recovery is uncertain. We are maintaining our cautious outlook for the homebuilding industry, and will adjust our operating strategy as necessary as we continually assess the level of underlying demand for new homes in our communities. We expect that our level of home sales, closings and profitability will be lower in fiscal 2011 than in fiscal 2010.
     Our future results could be negatively impacted by prolonged weakness in the economy, continued high levels of unemployment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.
     Due to these uncertain market conditions, we have continued to evaluate our homebuilding and financial services assets for recoverability. Our assets whose recoverability is most impacted by market conditions include inventory, earnest money deposits and pre-acquisition costs related to land and lot option contracts, tax assets and owned mortgage loans. These assets collectively represented approximately 89% of our total assets, excluding cash and marketable securities, at December 31, 2010. Our evaluations reflected our expectation of continued challenges in the homebuilding industry. Based on our evaluations, during the first quarter of fiscal 2011, we recorded inventory impairment charges of $6.4 million, wrote-off earnest money deposits and pre-acquisition costs related to land and lot option contracts we no longer plan to pursue of $2.0 million, recorded additional reserves for losses of $1.8 million associated with mortgage loans held in portfolio and the limited recourse provisions on previously sold mortgage loans and increased the reserve related to mortgage reinsurance activities by $0.6 million. We will evaluate whether further impairment charges, valuation adjustments or write-offs are necessary on these assets in the coming quarters. Additional discussion of these evaluations and charges is included herein.

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

KEY RESULTS
     Key financial results as of and for the three months ended December 31, 2010, as compared to the same period of 2009, were as follows:
Homebuilding Operations:
•	Homebuilding revenues decreased 31% to $767.0 million.

•	Homes closed decreased 34% to 3,637 homes while the average selling price of those homes increased 4% to $209,300.

•	Net sales orders decreased 17% to 3,363 homes.

•	Sales order backlog decreased 10% to $795.4 million.

•	Home sales gross margins decreased 150 basis points to 15.6%.

•	Inventory impairments and land option cost write-offs were $8.4 million, compared to $1.2 million.

•	Homebuilding SG&A expenses decreased 7% to $118.9 million, but increased as a percentage of homebuilding revenues by 390 basis points to 15.5%.

•	Homebuilding pre-tax loss was $24.1 million, compared to pre-tax income of $36.1 million.

•	Homes in inventory were 9,100, decreasing from 9,500 and 11,500 at September 30, 2010 and December 31, 2009, respectively.

•	Total owned and optioned lots increased to 120,600, from 119,400 and 112,000 at September 30, 2010 and December 31, 2009, respectively.

•	Homebuilding debt was $2.0 billion, decreasing $56.3 million during the quarter and $881.0 million from a year ago through maturities, early redemptions and open market purchases.

•	Net homebuilding debt to total capital was 17.0%, up 90 basis points from the ratio at September 30, 2010, but improved 1,100 basis points from the ratio at December 31, 2009. Gross homebuilding debt to total capital was 43.9%, an improvement of 40 basis points and 900 basis points from the ratio at September 30, 2010 and December 31, 2009, respectively.

•	Homebuilding cash and marketable securities totaled $1.5 billion, compared to $1.6 billion and $1.9 billion at September 30, 2010 and December 31, 2009, respectively.
Financial Services Operations:
•	Total financial services revenues, net of recourse and reinsurance expenses, decreased 9% to $21.2 million from $23.3 million.

•	Financial services pre-tax income was $4.2 million, compared to pre-tax income of $6.7 million.
Consolidated Results:
•	Net loss per share was $0.06, compared to diluted earnings per share of $0.56.

•	Net loss was $20.4 million, compared to net income of $192.0 million, which included an income tax benefit of $149.2 million.

•	Total equity was $2.6 billion, essentially unchanged from the balance at September 30, 2010 and December 31, 2009.

•	Net cash provided by operations was $49.5 million, compared to $220.0 million.

RESULTS OF OPERATIONS - HOMEBUILDING
     The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three months ended December 31, 2010 and 2009. We have restated the prior year amounts between reporting segments to conform to the current year presentation, reflecting the change in our reporting segments that occurred in the three months ended September 30, 2010.

	Net Sales Orders (1)
	Three Months Ended December 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
East	400	397	1%	$87.9	$97.2	(10)%	$219,800	$244,800	(10)%
Midwest	186	235	(21)%	51.1	65.7	(22)%	274,700	279,600	(2)%
Southeast	769	815	(6)%	148.8	153.6	(3)%	193,500	188,500	3%
South Central	1,162	1,495	(22)%	204.7	259.2	(21)%	176,200	173,400	2%
Southwest	255	406	(37)%	47.5	72.0	(34)%	186,300	177,300	5%
West	591	689	(14)%	165.6	202.4	(18)%	280,200	293,800	(5	) %

	3,363	4,037	(17)%	$705.6	$850.1	(17)%	$209,800	$210,600	—%

	Sales Order Cancellations
	Three Months Ended December 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2010	2009	2010	2009	2010	2009
East	143	119	$31.4	$28.1	26%	23%
Midwest	37	52	9.2	15.6	17%	18%
Southeast	255	275	46.4	46.4	25%	25%
South Central	596	617	101.7	100.5	34%	29%
Southwest	130	159	22.6	26.6	34%	28%
West	177	177	50.5	51.5	23%	20%

	1,338	1,399	$261.8	$268.7	28%	26%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.
Net Sales Orders
     The value and number of net sales orders decreased 17%, to $705.6 million (3,363 homes) for the three months ended December 31, 2010, from $850.1 million (4,037 homes) for the same period of 2009. Net sales orders in the prior year quarter benefitted from the federal homebuyer tax credit, while the current quarter did not have a similar benefit. Since the expiration of the federal homebuyer tax credit, demand for new homes has declined significantly. This decline in demand indicates that market conditions remain weak and the timing of a sustainable housing recovery is uncertain. Historically, especially prior to the onset of the current downturn in the housing market, our first fiscal quarter was our weakest quarter in terms of sales orders, and we would experience sequential improvement in sales orders in the second and third quarters during the spring season and into early summer. We expect to experience a sequential increase in our sales in the spring and summer quarters, but our outlook remains cautious given the uncertainty in the market.
     In comparing the three-month period ended December 31, 2010 to the same period of 2009, the largest percentage decreases in net sales orders occurred in our Southwest, South Central and Midwest regions due to weaker demand in our Phoenix, Dallas/Fort Worth and Chicago markets. Higher cancellation rates, which were experienced in most regions, also contributed to the decline in net sales orders. The volume of net sales orders in our East and Southeast regions were comparable to the prior year period as a result of new communities in the Carolinas and Florida. Our sales volumes in the future will depend on the strength of the overall economy, employment levels and our ability to successfully implement our operating strategies in each of our markets.

     In comparing the three-month period ended December 31, 2010 to the same period of 2009, the value of net sales orders decreased in all of our market regions. In most regions, the decreases were due to a decrease in the number of homes sold, while in our East region, the decrease was due to a decrease in the average selling price of those homes, reflecting both weakening market conditions and product positioning to target first-time homebuyers.
     The average price of our net sales orders in the three months ended December 31, 2010 was $209,800, consistent with the $210,600 average in the comparable period of 2009. We will continue our efforts to offer affordable product offerings to our target customer base and will seek to adjust our product mix, geographic mix and pricing within our homebuilding markets to meet market conditions.
     Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) during the three months ended December 31, 2010 was 28%, compared to 26% during the same period of 2009. This cancellation rate continues to be above historical levels. Our ability to reduce the cancellation rate to historical levels depends largely on the strength of the overall economy and our ability to successfully implement our operating strategies in each of our markets. We anticipate that cancellation rates will continue to fluctuate significantly until there is sustained stability in market conditions.

	Sales Order Backlog
	As of December 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change

East	433	400	8%	$90.7	$96.6	(6)%	$209,500	$241,500	(13)%
Midwest	218	283	(23)%	63.5	82.1	(23)%	291,300	290,100	—%
Southeast	834	764	9%	167.4	150.8	11%	200,700	197,400	2%
South Central	1,550	1,717	(10)%	273.1	300.1	(9)%	176,200	174,800	1%
Southwest	348	365	(5)%	61.1	67.0	(9)%	175,600	183,600	(4)%
West	471	607	(22)%	139.6	187.4	(26)%	296,400	308,700	(4)%

	3,854	4,136	(7)%	$795.4	$884.0	(10)%	$206,400	$213,700	(3)%

Sales Order Backlog
     Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations, which have been substantial during the recent housing downturn.
     Our homes in backlog at December 31, 2010 declined 7% from the prior year as a result of closing homes at a greater rate than our sales pace during recent quarters. Given this lower level of backlog, if the slower sales pace we have recently experienced continues throughout fiscal 2011, our full year closings and revenues will be lower in 2011 than 2010.

	Homes Closed and Home Sales Revenue
	Three Months Ended December 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change

East	439	556	(21)%	$100.7	$127.2	(21)%	$229,400	$228,800	—%
Midwest	215	341	(37)%	57.8	88.6	(35)%	268,800	259,800	3%
Southeast	747	1,020	(27)%	143.9	181.9	(21)%	192,600	178,300	8%
South Central	1,303	2,140	(39)%	228.8	361.7	(37)%	175,600	169,000	4%
Southwest	312	533	(41)%	58.2	91.3	(36)%	186,500	171,300	9%
West	621	939	(34)%	171.7	257.5	(33)%	276,500	274,200	1%

	3,637	5,529	(34)%	$761.1	$1,108.2	(31)%	$209,300	$200,400	4%

Home Sales Revenue
     Revenues from home sales decreased 31%, to $761.1 million (3,637 homes closed) for the three months ended December 31, 2010, from $1,108.2 million (5,529 homes closed) for the comparable period of 2009. The average selling price of homes closed during the three months ended December 31, 2010 was $209,300, up 4% from the $200,400 average for the same period of 2009. During the three months ended December 31, 2010, home sales revenues decreased significantly in all of our market regions, resulting from decreases in the number of homes closed.
     The number of homes closed in the three months ended December 31, 2010 decreased 34% due to significant decreases in all six of our market regions. Although the federal homebuyer tax credit helped stimulate demand for new homes during the prior year period, following its expiration, we have experienced a significant decline in demand for our homes as reflected in our current quarter results. Considering the decline in net sales orders during recent quarters, we expect to close fewer homes in fiscal 2011 than we closed in fiscal 2010. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and amount of revenue we will generate.
Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Three Months Ended December 31,
	2010	2009

Gross profit – Home sales	15.6%	17.1%
Gross profit – Land/lot sales	—%	14.3%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(1.1)%	(0.1)%
Gross profit – Total homebuilding	14.4%	17.0%
Selling, general and administrative expense	15.5%	11.6%
Interest expense	2.1%	2.4%
Loss (gain) on early retirement of debt, net	0.2%	(0.1)%
Other (income)	(0.3)%	(0.1)%
Income (loss) before income taxes	(3.1)%	3.3%
Home Sales Gross Profit
     Gross profit from home sales decreased by 37%, to $118.6 million for the three months ended December 31, 2010, from $189.4 million for the comparable period of 2009. As a percentage of home sales revenues, gross profit from home sales decreased 150 basis points, to 15.6%. The reduction in gross profit from home sales was primarily due to the increased levels of incentives and discounts needed to sell homes in this difficult market environment, which narrowed the range between our selling prices and costs of our homes in most of our markets, causing approximately 140 basis points of the decline in home sales gross profit. Also, approximately 20 basis points of the decrease was caused by the change in estimated costs of warranty and construction defect claims as a percentage of home sales revenue, which was partially offset by a 10 basis point increase in home sales gross profit resulting from a decrease in the amortization of capitalized interest and property taxes as a percentage of home sales revenue. To the extent we utilize sales incentives and price adjustments to generate an adequate volume of home closings, gross profit percentages will continue to be impacted.
Land Sales Revenue
     Land sales revenues increased to $5.9 million for the three months ended December 31, 2010, from $0.7 million in the comparable period of 2009. Fluctuations in revenues from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we also sell residential lots or land parcels to manage our land and lot supply. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales fluctuate from period to period. As of December 31, 2010, we had $2.6 million of land held for sale that we expect to sell in the next twelve months.

	Inventory Impairments and Land Option Cost Write-offs
	Three Months Ended December 31,
	2010			2009
					Land Option
	Inventory	Land Option		Inventory	Cost Write-offs
	Impairments	Cost Write-offs	Total	Impairments	(Recoveries)	Total
	(In millions)
East	$—	$—	$—	$—	$—	$—
Midwest	—	0.3	0.3	—	—	—
Southeast	0.5	0.1	0.6	1.3	(0.1)	1.2
South Central	—	0.1	0.1	0.1	0.1	0.2
Southwest	2.2	—	2.2	0.3	—	0.3
West	3.7	1.5	5.2	—	(0.5)	(0.5)

	$6.4	$2.0	$8.4	$1.7	$(0.5)	$1.2

	Carrying Values of Potentially Impaired and Impaired Communities
	at December 31, 2010
		Inventory with		Communities with Impairment Charges Recorded
		Impairment Indicators		at December 31, 2010
					Inventory
	Total				Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
	(Values in millions)
East	195	12	$83.8	—	$—	$—
Midwest	62	13	85.4	—	—	—
Southeast	326	17	58.3	1	1.9	1.4
South Central	313	9	27.5	—	—	—
Southwest	89	9	43.2	1	5.7	3.5
West	183	19	136.1	5	18.6	14.9

	1,168	79	$434.3	7	$26.2	$19.8

	Carrying Values of Potentially Impaired and Impaired Communities
	at September 30, 2010
		Inventory with		Communities with Impairment Charges Recorded
		Impairment Indicators		at September 30, 2010
					Inventory
	Total				Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
	(Values in millions)
East	181	7	$69.9	1	$4.4	$2.8
Midwest	60	13	94.1	3	11.3	6.4
Southeast	308	12	42.7	2	11.8	2.8
South Central	324	19	64.1	6	31.0	18.0
Southwest	89	8	36.5	1	1.2	0.9
West	181	13	102.5	1	3.4	3.1

	1,143	72	$409.8	14	$63.1	$34.0

(1)	A community may consist of land held for development, residential land and lots developed and under development, and construction in progress and finished homes. A particular community often includes inventory in more than one category. Further, a community may contain multiple parcels with varying product types (e.g. entry level and move-up single family detached, as well as attached product types). Some communities have no homes under construction, finished homes, or current home sales efforts or activity.

Inventory Impairments and Land Option Cost Write-offs
     At December 31, 2010, the assumptions utilized in our quarterly impairment evaluation reflected our expectation of continued challenging conditions and uncertainties in the homebuilding industry and in our markets. As we continue to evaluate the strength of the economy (measured largely in terms of job growth), the level of underlying demand for new homes and our operating performance, the level of impairments in future quarters will likely fluctuate and may increase.
     Our impairment evaluation indicated communities with a combined carrying value of $434.3 million as of December 31, 2010 had indicators of potential impairment, and these communities were evaluated for impairment. The analysis of the large majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that we do not intend to develop or operate in current market conditions, slight increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, we estimated the remaining lives of these communities to range from six months to in excess of ten years. In performing this analysis, we utilized a range of discount rates for communities of 14% to 20%. Through this evaluation process, we determined that communities with a carrying value of $26.2 million as of December 31, 2010, were impaired. As a result, during the three months ended December 31, 2010, we recorded impairment charges of $6.4 million to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $1.7 million of impairment charges in the same period of 2009. In the three months ended December 31, 2010, approximately 77% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 23% of the charges were recorded to construction in progress and finished homes inventory, compared to 63% and 37%, respectively, in the same period of 2009.
     Of the remaining $408.1 million carrying value of communities with impairment indicators which were determined not to be impaired at December 31, 2010, the largest concentrations were in California (22%), Illinois (16%), Florida (11%), Arizona (9%), New Jersey (7%) and Texas (6%). It is possible that our estimate of undiscounted cash flows from these communities may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to develop the lots and construct the homes. The pricing and incentive levels are often inter-related with sales pace within a community, such that a price reduction can typically be expected to increase the sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new homes and existing homes, some of which may result from foreclosures. If conditions in the broader economy, homebuilding industry or specific markets in which we operate worsen, and as we re-evaluate specific community pricing and incentives, construction and development plans, and our overall land sale strategies, we may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges.
     Based on our quarterly reviews of land and lot option contracts, we have written off earnest money deposits and pre-acquisition costs related to contracts for land or lots which are not expected to be acquired. During the three-month periods ended December 31, 2010 and 2009, we wrote off $2.0 million and recovered $0.5 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts. At December 31, 2010, outstanding earnest money deposits and pre-acquisition costs associated with our portfolio of land and lot option purchase contracts totaled $12.4 million and $11.9 million, respectively.
     The inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 110 basis points in the three months ended December 31, 2010, compared to 10 basis points in the same period of 2009.

Selling, General and Administrative (SG&A) Expense
     SG&A expense from homebuilding activities decreased 7% to $118.9 million in the three months ended December 31, 2010, from $128.4 million in the comparable period of 2009. As a percentage of homebuilding revenues, SG&A expense increased 390 basis points, to 15.5% in the three-month period ended December 31, 2010, from 11.6% in the comparable period of 2009. The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 59% and 60% of SG&A costs in the three-month periods ended December 31, 2010 and 2009, respectively. These costs decreased by 9%, to $70.3 million in the three months ended December 31, 2010, from $77.1 million in the comparable period of 2009, primarily due to a decline in the level of incentive compensation. Our homebuilding operations employed approximately 2,530 and 2,400 employees at December 31, 2010 and 2009, respectively.
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
Interest Incurred
     Homebuilding interest costs are incurred relative to the average level of our homebuilding debt outstanding during the period. Comparing the three months ended December 31, 2010 with the same period of 2009, interest incurred related to homebuilding debt decreased 29% to $35.2 million, primarily due to a 32% decrease in our average homebuilding debt.
     We capitalize homebuilding interest costs to inventory during active development and construction. Due to the decrease in the size of our operations, our inventory under active development and construction has been lower than our debt level; therefore, a portion of our interest incurred must be expensed. We expensed $16.2 million of homebuilding interest during the three-month period ended December 31, 2010, compared to $26.9 million of interest in the same period of 2009. Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, was 3.2% of total home and land/lot cost of sales in the three months ended December 31, 2010, compared to 3.5% in the same period of 2009.
Gain/Loss on Early Retirement of Debt
     We retired $62.5 million principal amount of our senior notes prior to their maturity during the three months ended December 31, 2010, compared to $173.2 million in the same period of 2009. We recognized a net loss of $1.5 million in the current quarter and a net gain of $1.6 million in the prior year quarter related to the early retirement of these notes, which represents the difference between the principal amount of the notes and the aggregate purchase price, less any unamortized discounts and fees.
Other Income
     Other income, net of other expenses, associated with homebuilding activities was $2.3 million in the three months ended December 31, 2010, compared to $1.5 million in the same period of 2009. The largest component of other income in both periods was interest income.

Homebuilding Results by Reporting Region

	Three Months Ended December 31,
	2010			2009
		Homebuilding			Homebuilding
		Income (Loss)	% of		Income (Loss)	% of
	Homebuilding	Before	Region	Homebuilding	Before	Region
	Revenues	Income Taxes (1)	Revenues	Revenues	Income Taxes (1)	Revenues
	(In millions)
East	$100.7	$(4.4)	(4.4)%	$127.3	$2.1	1.6%
Midwest	57.8	(4.7)	(8.1)%	88.6	(0.5)	(0.6)%
Southeast	148.8	(1.9)	(1.3)%	182.3	1.0	0.5%
South Central	229.8	4.7	2.0%	361.8	25.5	7.0%
Southwest	58.2	(3.1)	(5.3)%	91.4	4.6	5.0%
West	171.7	(14.7)	(8.6)%	257.5	3.4	1.3%

	$767.0	$(24.1)	(3.1)%	$1,108.9	$36.1	3.3%

(1)	Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating our corporate office. The amortization of capitalized interest and property taxes is allocated to each segment based on the segment’s revenue, while interest expense and those expenses associated with the corporate office are allocated to each segment based on the segment’s average inventory.
     East Region — Homebuilding revenues decreased 21% in the three months ended December 31, 2010, from the comparable period of 2009, primarily due to a 21% decrease in the number of homes closed, with decreases occurring in our Charlotte, Coastal Carolina, New Jersey, and Virginia markets. The region reported a loss before income taxes of $4.4 million in the three months ended December 31, 2010, compared to income of $2.1 million for the same period of 2009, primarily as a result of declines in revenue and gross profit. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) decreased 340 basis points in the current year quarter from the prior year due to an increased use of incentives to sell homes and weakening market conditions during the current year quarter. While total SG&A expenses were essentially unchanged from the prior year, they increased as a percentage of homebuilding revenues and contributed 330 basis points to the region’s loss before income taxes as a percentage of homebuilding revenues.
     Midwest Region — Homebuilding revenues decreased 35% in the three months ended December 31, 2010, from the comparable period of 2009, primarily due to a 37% decrease in the number of homes closed, with the largest decrease occurring in our Chicago market. The region reported a loss before income taxes of $4.7 million in the three months ended December 31, 2010, compared to a loss of $0.5 million for the same period of 2009, primarily as a result of declines in revenue and gross profit. Home sales gross profit percentage decreased 350 basis points in the current year quarter from the prior year quarter due to an increased use of incentives to sell homes and weakening market conditions, primarily in our Chicago market. While total SG&A expenses decreased from the prior year, they increased as a percentage of homebuilding revenues and contributed 380 basis points to the region’s loss before income taxes as a percentage of homebuilding revenues.
     Southeast Region — Homebuilding revenues decreased 18% in the three months ended December 31, 2010, from the comparable period of 2009, primarily due to a 27% decrease in the number of homes closed, with the largest decreases occurring in our Atlanta, North Florida, and Orlando markets. The region reported a loss before income taxes of $1.9 million in the three months ended December 31, 2010, compared to income of $1.0 million for the same period of 2009, primarily as a result of declines in revenue. Home sales gross profit percentage increased 110 basis points in the current year quarter from the prior year quarter due to higher margins on homes closed in our Atlanta, Orlando, and South Florida markets. While total SG&A expenses were essentially unchanged from the prior year, they increased as a percentage of homebuilding revenues and contributed 310 basis points to the region’s loss before income taxes as a percentage of homebuilding revenues.

     South Central Region — Homebuilding revenues decreased 36% in the three months ended December 31, 2010, from the comparable period of 2009, primarily due to a 39% decrease in the number of homes closed, with the largest decreases occurring in our Fort Worth, Austin and San Antonio markets. The region reported income before income taxes of $4.7 million in the three months ended December 31, 2010, compared to $25.5 million for the same period of 2009, primarily as a result of declines in revenue and gross profit. Home sales gross profit percentage decreased 160 basis points in the current year quarter from the prior year quarter due to lower margins, primarily in our Fort Worth and Austin markets. While total SG&A expenses decreased from the prior year, they increased as a percentage of homebuilding revenues and contributed 340 basis points to the region’s decrease in income before income taxes as a percentage of homebuilding revenues.
     Southwest Region — Homebuilding revenues decreased 36% in the three months ended December 31, 2010, from the comparable period of 2009, primarily due to a 41% decrease in the number of homes closed, with the largest decrease occurring in our Phoenix market. The region reported a loss before income taxes of $3.1 million in the three months ended December 31, 2010, compared to income of $4.6 million for the same period of 2009, primarily as a result of declines in revenue and gross profit. Home sales gross profit percentage decreased 420 basis points in the three months ended December 31, 2010, compared to the same period of 2009. The decrease was primarily a result of the increased use of incentives to sell homes and weakening market conditions in all of the region’s markets and, to a lesser extent, increased expenses associated with construction defect claims in the Phoenix market. Inventory impairment charges and earnest money and pre-acquisition cost write-offs also increased to $2.2 million in the three months ended December 31, 2010, from $0.3 million in the prior year quarter. While total SG&A expenses decreased from the prior year, they increased as a percentage of homebuilding revenues and contributed 260 basis points to the region’s loss before income taxes as a percentage of homebuilding revenues.
     West Region — Homebuilding revenues decreased 33% in the three months ended December 31, 2010, from the comparable period of 2009, primarily due to a 34% decrease in the number of homes closed, with the largest decreases occurring in our Southern California and Seattle markets. The region reported a loss before income taxes of $14.7 million in the three months ended December 31, 2010, compared to income of $3.4 million for the same period of 2009, primarily as a result of declines in revenue and gross profit. In addition, inventory impairment charges and earnest money and pre-acquisition cost write-offs were $5.2 million in the three months ended December 31, 2010, compared to net recoveries of $0.5 million in the same period of 2009. The region’s home sales gross profit percentage decreased 60 basis points in the three months ended December 31 2010, compared to the same period of 2009. While total SG&A expenses decreased from the prior year, they increased as a percentage of homebuilding revenues and contributed 590 basis points to the region’s loss before income taxes as a percentage of homebuilding revenues.

LAND AND LOT POSITION AND HOMES IN INVENTORY
     The following is a summary of our land and lot position and homes in inventory at December 31, 2010 and September 30, 2010:

	As of December 31, 2010				As of September 30, 2010
		Lots				Lots
		Controlled				Controlled
		Under Lot	Total			Under Lot	Total
		Option and	Land/Lots	Homes		Option and	Land/Lots	Homes
	Land/Lots	Similar	Owned and	in	Land/Lots	Similar	Owned and	in
	Owned	Contracts (1)	Controlled	Inventory	Owned	Contracts (1)	Controlled	Inventory
East	10,700	5,500	16,200	1,200	10,600	4,900	15,500	1,300
Midwest	5,900	500	6,400	600	6,000	600	6,600	700
Southeast	23,700	10,700	34,400	2,000	24,000	11,300	35,300	1,900
South Central	21,500	9,600	31,100	2,900	21,300	9,300	30,600	3,100
Southwest	5,500	3,000	8,500	800	5,700	1,300	7,000	900
West	22,100	1,900	24,000	1,600	22,100	2,300	24,400	1,600

	89,400	31,200	120,600	9,100	89,700	29,700	119,400	9,500

	74%	26%	100%		75%	25%	100%

(1)	Excludes approximately 7,000 and 7,300 lots at December 31, 2010 and September 30, 2010, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contract has not yet been terminated. We have reserved the deposits related to these contracts.
     At December 31, 2010, we owned or controlled approximately 120,600 lots, compared to approximately 119,400 lots at September 30, 2010. Of the 120,600 total lots, we controlled approximately 31,200 lots (26%), with a total remaining purchase price of approximately $994.7 million, through land and lot option purchase contracts with a total of $12.4 million in earnest money deposits. At December 31, 2010, approximately 23,900 of our owned lots were finished.
     We had a total of approximately 9,100 homes in inventory, including approximately 1,200 model homes at December 31, 2010, compared to approximately 9,500 homes in inventory, including approximately 1,200 model homes at September 30, 2010. Of our total homes in inventory, approximately 5,000 and 5,200 were unsold at December 31, 2010 and September 30, 2010, respectively. At December 31, 2010, approximately 3,000 of our unsold homes were completed, of which approximately 1,100 homes had been completed for more than six months. At September 30, 2010, approximately 3,200 of our unsold homes were completed, of which approximately 800 homes had been completed for more than six months.
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

RESULTS OF OPERATIONS – FINANCIAL SERVICES
     The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three-month periods ended December 31, 2010 and 2009:

	Three Months Ended December 31,
	2010	2009	%Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	2,258	3,385	(33)%

Number of homes closed by D.R. Horton	3,637	5,529	(34)%

DHI Mortgage capture rate	62%	61%

Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	2,281	3,414	(33)%

Total number of loans originated or brokered by DHI Mortgage	2,766	3,778	(27)%

Captive business percentage	82%	90%

Loans sold by DHI Mortgage to third parties	3,004	3,983	(25)%

	Three Months Ended December 31,
	2010	2009	%Change
	(In millions)
Loan origination fees	$4.1	$4.6	(11)%

Sale of servicing rights and gains from sale of mortgages	12.7	14.6	(13)%

Recourse expense	(1.8)	(2.8)	(36)%

Sale of servicing rights and gains from sale of mortgages, net	10.9	11.8	(8)%

Other revenues	2.3	2.0	15%

Reinsurance expense	(0.6)	(0.9)	(33)%

Other revenues, net	1.7	1.1	55%

Total mortgage operations revenues	16.7	17.5	(5)%

Title policy premiums, net	4.5	5.8	(22)%

Total revenues	21.2	23.3	(9)%

General and administrative expense	19.0	18.7	2%

Interest expense	0.3	0.5	(40)%

Interest and other (income)	(2.3)	(2.6)	(12)%

Income before income taxes	$4.2	$6.7	(37)%

Financial Services Operating Margin Analysis

	Percentages of
	Financial Services Revenues (1)
	Three Months Ended December 31,
	2010	2009
Recourse and reinsurance expense	10.2%	13.7%

General and administrative expense	80.5%	69.3%

Interest expense	1.3%	1.9%

Interest and other (income)	(9.7)%	(9.6)%

Income before income taxes	17.8%	24.8%

(1)	Excludes the effects of recourse and reinsurance charges on financial services revenues

Mortgage Loan Activity
     In the three-month period ended December 31, 2010, total first-lien loans originated or brokered by DHI Mortgage for our homebuyers decreased by 33%, corresponding to the 34% decrease in the number of homes closed by our homebuilding operations. Our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) was 62% in the current quarter and 61% in the comparable prior year quarter.
     Home closings from our homebuilding operations constituted 82% of DHI Mortgage loan originations in the three-month period ended December 31, 2010, compared to 90% in the comparable period of 2009, reflecting DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations. The relatively lower captive percentage in the current quarter reflects a higher level of refinancing activity than in the prior year quarter.
     The number of loans sold to third-party purchasers decreased by 25% in the three months ended December 31, 2010, from the comparable period of 2009, corresponding to the 27% decrease in the number of loans originated. Loans are typically sold within 30 days of origination. Virtually all of the mortgage loans originated during the three months ended December 31, 2010 and mortgage loans held for sale on December 31, 2010 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (GNMA). Approximately 83% of the mortgage loans sold by DHI Mortgage during the three months ended December 31, 2010 were sold to two major financial institutions pursuant to their loan purchase agreements. If we are unable to sell our mortgages to these or other purchasers, our ability to originate and sell mortgage loans could be significantly reduced and the profitability of our financial services operations would be negatively impacted.
Financial Services Revenues and Expenses
     Revenues from the financial services segment decreased 9%, to $21.2 million in the three months ended December 31, 2010, from $23.3 million in the comparable period of 2009. Loan origination fees decreased 11%, to $4.1 million in the three months ended December 31, 2010, from $4.6 million in the comparable period of 2009, while the number of loans originated decreased 27% during the same period. Revenues from the sale of servicing rights and gains from sale of mortgages decreased 13%, to $12.7 million in the three months ended December 31, 2010, from $14.6 million in the comparable period of 2009. Charges related to recourse obligations were $1.8 million in the three months ended December 31, 2010, compared to $2.8 million in the same period of 2009. The calculation of our required repurchase loss reserve is based upon an analysis of repurchase requests received, our actual repurchases and losses through the disposition of such loans, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional recourse expense may be incurred. Also, a subsidiary of ours reinsured a portion of the private mortgage insurance written on loans originated by DHI Mortgage in prior years. Charges to increase reserves for expected losses on the reinsured loans were $0.6 million in the three months ended December 31, 2010, compared to $0.9 million in the same period of 2009.
     Financial services general and administrative (G&A) expense increased slightly to $19.0 million in the three months ended December 31, 2010, from $18.7 million in the comparable period of 2009. The largest component of G&A expense is employee compensation and related costs, which represented 74% and 77% of G&A costs in the three-month periods ended December 31, 2010 and 2009, respectively. These costs decreased 2%, to $14.0 million in the three months ended December 31, 2010, from $14.3 million in the comparable period of 2009. The decrease in the current quarter was due to a slight decrease in the number of financial services employees to 620 at December 31, 2010, from 640 at December 31, 2009.
     As a percentage of financial services revenues, excluding the effects of recourse and reinsurance expense, G&A expense in the three-month period ended December 31, 2010 increased to 80.5%, from 69.3% in the comparable period of 2009. The increase was primarily due to the reduction in revenue resulting from the decrease in mortgage loan volume. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur as some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

RESULTS OF OPERATIONS - CONSOLIDATED
Income (Loss) before Income Taxes
     Loss before income taxes for the three months ended December 31, 2010 was $19.9 million, compared to income before income taxes of $42.8 million for the same period of 2009. The difference in our operating results for the three months ended December 31, 2010 compared to a year ago is primarily due to a lower volume of homes closed which resulted in lower revenues and a lower gross profit from home sales revenues.
Income Taxes
     The provision for income taxes attributable to continuing operations for the three months ended December 31, 2010 was $0.5 million compared to a benefit from income taxes of $149.2 million in the comparable period of the prior year that resulted from net operating loss (NOL) carrybacks. We do not have meaningful effective tax rates for these periods because our net deferred tax assets are offset fully by a valuation allowance.
     We had income taxes receivable of $14.3 million and $16.0 million at December 31, 2010 and September 30, 2010, respectively. The income taxes receivable at December 31, 2010 relates to federal and state income tax refunds we expect to receive.
     At December 31, 2010 and September 30, 2010, our net deferred tax assets, which are fully offset by a valuation allowance, were $905.6 million and $902.6 million, respectively. The realization of our deferred tax assets ultimately depends upon the existence of sufficient taxable income in future periods. We continue to analyze the positive and negative evidence in determining the need for a valuation allowance with respect to our deferred tax assets. The valuation allowance could be reduced in future periods if there is sufficient evidence indicating it is more likely than not that a portion or all of our deferred tax assets will be realized. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our deferred tax assets and consolidated results of operations or financial position.
     We classify interest and penalties on income taxes as income tax expense. At December 31, 2010, the amount of our unrecognized tax benefits was $66.5 million, with a related accrual for interest of $16.4 million. It is reasonably possible that, within the next 12 months, the amount of unrecognized tax benefits and corresponding interest may decrease as much as $59.2 million in the aggregate as a result of a ruling request filed by us with the Internal Revenue Service (IRS) concerning capitalization of inventory costs. If the IRS rules favorably on the ruling request, our unrecognized tax benefits and related interest would be reduced, resulting in a benefit from income taxes in our consolidated statement of operations.
     We are subject to federal income tax and to income tax in multiple states. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2004 through 2010. We are currently being audited by various states and our federal NOL refunds from fiscal 2008 and 2009 are subject to Congressional Joint Committee review.
CAPITAL RESOURCES AND LIQUIDITY
     We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt securities. During the challenging homebuilding market conditions experienced over the past few years, we have been operating with a primary focus to generate cash flows through reductions in assets, as well as through profitable operations. Our cash generation has also benefitted from income tax refunds. The generation of cash flow has allowed us to increase our liquidity and strengthen our balance sheet, and has placed us in a position to be able to invest in market opportunities as they arise. We do not expect to generate as much cash in fiscal 2011 as we have in any of the past four fiscal years. Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash balances to increase our operating assets. We intend to maintain adequate liquidity and balance sheet strength, and we will continue to evaluate opportunities to access the capital markets as they become available.

     At December 31, 2010, our ratio of net homebuilding debt to total capital was 17.0%, compared to 28.0% at December 31, 2009 and 16.1% at September 30, 2010. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash and marketable securities divided by total capital net of cash and marketable securities (homebuilding notes payable net of cash and marketable securities plus total equity). The decrease in our ratio of net homebuilding debt to total capital at December 31, 2010 as compared to the ratio a year earlier was primarily due to our lower debt balance at December 31, 2010, which resulted from maturities, redemptions and repurchases of senior notes. As compared to the ratio at September 30, 2010, the increase in our ratio was primarily due to a decrease in cash, which was partially offset by a reduction in our debt balance. Our ratio of net homebuilding debt to total capital remains well under our historical target operating range of 45% due to the ongoing downturn in the homebuilding market. We believe that our strong balance sheet and liquidity position will allow us to be flexible in reacting to changing market conditions. However, future period-end net homebuilding debt to total capital ratios may be higher than the 17.0% ratio achieved at December 31, 2010.
     We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its obligation under its repurchase agreement is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include our homebuilding cash and marketable securities as a reduction of our homebuilding debt and total capital. For comparison to our ratios of net homebuilding debt to capital above, at December 31, 2010 and 2009, and at September 30, 2010, our ratios of homebuilding debt to total capital, without netting cash and marketable securities balances, were 43.9%, 52.9% and 44.3%, respectively.
     We believe that we will be able to fund our near-term working capital needs and debt obligations from existing cash resources and our mortgage repurchase facility. For our longer-term capital requirements, we will evaluate the need to issue new debt or equity securities through the public capital markets or obtain additional bank financing as market conditions may permit.
Homebuilding Capital Resources
     Cash and Cash Equivalents — At December 31, 2010, we had available homebuilding cash and cash equivalents of $1.2 billion.
     Marketable Securities — At December 31, 2010, we had marketable securities of $296.6 million. Our marketable securities consist of government agency securities, foreign government securities, corporate debt securities, and certificates of deposit.
     Secured Letter of Credit Agreements — We have secured letter of credit agreements with five banks which require us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At December 31, 2010 and September 30, 2010, the amount of cash restricted for this purpose totaled $45.1 million and $52.6 million, respectively, and is included in homebuilding restricted cash on our consolidated balance sheets.
     Public Unsecured Debt — The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At December 31, 2010, we were in compliance with all of the limitations and restrictions that form a part of the public debt obligations.
     Shelf Registration Statement — We have an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities which we may issue from time to time in amounts to be determined.
Financial Services Capital Resources
     Cash and Cash Equivalents — At December 31, 2010, the amount of financial services cash and cash equivalents was $21.0 million.

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
     As of December 31, 2010, $167.8 million of mortgage loans held for sale were pledged under the repurchase agreement. These mortgage loans had a collateral value of $157.0 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $135.3 million, DHI Mortgage had an obligation of $21.7 million outstanding under the mortgage repurchase facility at December 31, 2010 at a 3.8% annual interest rate.
     The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At December 31, 2010, our mortgage subsidiary was in compliance with all of the conditions and covenants of the mortgage repurchase facility.
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
Operating Cash Flow Activities
     For the three months ended December 31, 2010 and 2009, net cash provided by our operating activities was $49.5 million and $220.0 million, respectively. During the current quarter, a significant portion of the net cash provided by our operating activities was due to a decrease in our mortgage loans held for sale. During the prior year quarter, a significant portion of the net cash provided by our operating activities was due to a federal income tax refund. Also, we generated cash flows from operations by reducing our inventories and generating a profit during the prior year quarter. The net cash provided by our operating activities during the past three fiscal years has resulted in substantial liquidity. This liquidity gives us the flexibility to determine the appropriate operating strategy for each of our communities and to take advantage of opportunities in the market. While we have limited our purchases of undeveloped land and our development spending on land we own, we are purchasing or contracting to purchase finished lots in many markets to potentially increase sales and home closing volumes and return to sustainable profitability. We plan to continue to manage our inventories by monitoring the number and aging of unsold homes and aggressively marketing our unsold, completed homes in inventory. As we work toward these goals, we expect to generate less cash flow from operations than we have over the past four fiscal years. Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash balances to increase our inventories.
Investing Cash Flow Activities
     For the three months ended December 31, 2010 and 2009, net cash provided by (used in) our investing activities was $2.8 million and ($0.4) million, respectively. During the current quarter, $123.3 million was used to purchase marketable securities and proceeds from the sale or maturity of these securities during the quarter totaled $122.3 million. Additionally, in the three months ended December 31, 2010 and 2009, we used $3.7 million and $2.5 million, respectively, to invest in purchases of property and equipment, primarily model home furniture and office equipment. These purchases are generally not significant relative to our total assets or cash flows. Also affecting our investing cash flows were changes in restricted cash, which are primarily due to fluctuations in the balance of our outstanding letters of credit.

Financing Cash Flow Activities
     During the last two years, the majority of our short-term financing needs have been funded with cash generated from operations and borrowings available under our financial services credit facility. Long-term financing needs of our homebuilding operations have historically been funded with the issuance of senior unsecured debt securities through the public capital markets. During the three months ended December 31, 2010, we repurchased a total of $62.5 million principal amount of various issues of senior notes for an aggregate purchase price of $63.8 million, plus accrued interest. During the three months ended December 31, 2009, we repurchased a total of $173.2 million principal amount of various issues of senior notes for an aggregate purchase price of $171.0 million, plus accrued interest. Our homebuilding senior and convertible senior notes are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries and certain insignificant subsidiaries.
     During the three months ended December 31, 2010, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on December 8, 2010 to stockholders of record on November 24, 2010. In January 2011, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on February 18, 2011 to stockholders of record on February 10, 2011. Quarterly cash dividends of $0.0375 per common share were declared in the comparable quarters of fiscal 2010. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions.
Changes in Capital Structure
     In July, 2010, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock. These authorizations are effective through July 31, 2011. Repurchases of senior notes through December 31, 2010 reduced the debt repurchase authorization to $421.3 million.
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
     At December 31, 2010, our homebuilding operations had outstanding letters of credit of $44.2 million, all of which were cash collateralized, and surety bonds of $818.7 million, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.
     Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.
     We enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Within the land and lot option purchase contracts at December 31, 2010, there were a limited number of contracts, representing $6.8 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Further discussion of our land option contracts is provided in the “Land and Lot Position and Homes in Inventory” section included herein.
CRITICAL ACCOUNTING POLICIES
     As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2010, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, land and lot option purchase contracts, goodwill, warranty and insurance claim costs and self-insurance, income taxes and stock-based compensation. Since September 30, 2010, there have been no significant changes to those critical accounting policies and estimates.
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

FORWARD-LOOKING STATEMENTS
     Some of the statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:
•	the continuing downturn in the homebuilding industry, including further deterioration in industry or broader economic conditions;

•	the continuing constriction of the credit markets, which could limit our ability to access capital and increase our costs of capital;

•	the reduction in availability of mortgage financing, increases in mortgage interest rates and the effects of government programs;

•	the limited success of our strategies in responding to adverse conditions in the industry;

•	the impact of an inflationary or deflationary environment;

•	changes in general economic, real estate and other business conditions;

•	the risks associated with our inventory ownership position in changing market conditions;

•	supply risks for land, materials and labor;

•	changes in the costs of owning a home;

•	the effects of governmental regulations and environmental matters on our homebuilding operations;

•	the effects of governmental regulation on our financial services operations;

•	the uncertainties inherent in home warranty and construction defect claims matters;

•	our substantial debt and our ability to comply with related debt covenants, restrictions and limitations;

•	competitive conditions within our industry;

•	our ability to effect any future growth strategies successfully;

•	our ability to realize our deferred income tax asset; and

•	our ability to utilize our tax losses, which could be substantially limited if we experienced an ownership change as defined in the Internal Revenue Code.
     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in our annual report on Form 10-K for the fiscal year ended September 30, 2010, including the section entitled “Risk Factors,” which is filed with the Securities and Exchange Commission.

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
     Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in current earnings. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in current earnings, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans and the fair value change, which for the three months ended December 31, 2010 and 2009 was not significant, is recognized in current earnings. At December 31, 2010, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $135.3 million. Uncommitted IRLCs, the duration of which are generally less than six months, totaled approximately $110.3 million, and uncommitted mortgage loans held for sale totaled approximately $33.7 million at December 31, 2010.
     The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2010. The interest rate for our variable rate debt represents the interest rate on our mortgage repurchase facility. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Nine Months								Fair value
	Ending								at
	September 30,	Fiscal Year Ending September 30,							December 31,
	2011	2012	2013	2014	2015	2016	Thereafter	Total	2010
	($ amounts in millions)

Debt:

Fixed rate	$197.4	$147.4	$174.3	$792.8	$189.7	$632.8	$—	$2,134.4	$2,242.1

Average interest rate	7.4%	5.4%	7.0%	8.2%	5.4%	6.3%	—	7.0%

Variable rate	$21.7	$—	$—	$—	$—	$—	$—	$21.7	$21.7

Average interest rate	3.8%	—	—	—	—	—	—	3.8%

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
     There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     In October 2010, the California Regional Water Quality Control Board (“Control Board”), Los Angeles Region, notified a subsidiary (the “Subsidiary”) of the Company of its intention to assess a penalty against the Subsidiary regarding a previously issued notice of violation (“NOV”). The NOV related to a National Pollutant Discharge Elimination System permit (the “Permit”) obtained on the Subsidiary’s behalf in 2003 to develop a project in California. The Permit allowed the Subsidiary to discharge treated groundwater from the project in connection with dewatering the site during subsurface grading operations. A third-party environmental consultant and third-party subcontractor were engaged on Subsidiary’s behalf to design and implement the dewatering operation and to perform all monitoring and reporting functions under the Permit. The NOV alleges Permit violations during the 2003 to 2007 time period related to failure to submit monitoring reports, exceeding effluent limits and failure to comply with monitoring or reporting of permitted pollutant exceedances. The estimated penalty under the NOV is expected to be approximately $172,500. The estimated penalty is not final, but we currently expect the final amount will not differ materially from our estimate. The Subsidiary has not admitted any wrongdoing and is pursuing the subcontractor, the now defunct third-party environmental consultant and their insurers.
ITEM 6. EXHIBITS

(a)	Exhibits.

	3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992. (1)

	3.2	Amended and Restated Bylaws of the Company. (2)

	10.1	Executive Compensation Notification — Chairman and CEO. (3)

	10.2	Executive Compensation Summary — Other Executive Officers. (4)

	10.3	Director Compensation Summary. (5)

	12.1	Statement of Computation of Ratio of Earnings to Fixed Charges. (*)

	31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

	31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

	32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer. (*)

	32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer. (*)

	101	The following financial statements from D.R. Horton, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed on January 28, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text. (**)

*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 30, 2009, filed with the SEC on August 5, 2009.

(3)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 10, 2010, filed with the SEC on November 16, 2010.

(4)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated November 10, 2010, filed with the SEC on November 16, 2010.

(5)	Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated November 10, 2010, filed with the SEC on November 16, 2010.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.

Date: January 28, 2011	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)