Form 10-Q
period 2011-03-31
HORTON D R INC /DE/
filed 2011-04-29
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
Common stock, $.01 par value – 319,363,870 shares as of April 25, 2011

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2011 (unaudited) and September 30, 2010 (unaudited)	3

	Consolidated Statements of Operations for the three and six months ended March 31, 2011 and 2010 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended March 31, 2011 and 2010 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	56

ITEM 4.	Controls and Procedures	57

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	58

ITEM 6.	Exhibits	59

SIGNATURE		60
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(In millions)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,064.8	$1,282.6
Marketable securities, available-for-sale	292.1	297.7
Restricted cash	45.0	53.7
Inventories:
Construction in progress and finished homes	1,329.0	1,286.0
Residential land and lots — developed and under development	1,383.7	1,406.1
Land held for development	761.3	749.3
Land inventory not owned	—	7.6

	3,474.0	3,449.0
Income taxes receivable	14.0	16.0
Deferred income taxes, net of valuation allowance of $856.4 million and $902.6 million at March 31, 2011 and September 30, 2010, respectively	—	—
Property and equipment, net	59.2	60.5
Other assets	386.5	434.8
Goodwill	15.9	15.9

	5,351.5	5,610.2

Financial Services:
Cash and cash equivalents	16.3	26.7
Mortgage loans held for sale	206.5	253.8
Other assets	47.0	47.9

	269.8	328.4

Total assets	$5,621.3	$5,938.6

LIABILITIES
Homebuilding:
Accounts payable	$154.1	$135.1
Accrued expenses and other liabilities	820.6	957.2
Notes payable	1,959.4	2,085.3

	2,934.1	3,177.6

Financial Services:
Accounts payable and other liabilities	31.9	51.6
Mortgage repurchase facility	44.9	86.5

	76.8	138.1

Total liabilities	3,010.9	3,315.7

Commitments and contingencies (Note M)

EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 323,018,103 shares issued and 319,362,870 shares outstanding at March 31, 2011 and 322,478,467 shares issued and 318,823,234 shares outstanding at September 30, 2010	3.2	3.2
Additional paid-in capital	1,906.9	1,894.8
Retained earnings	794.0	810.6
Treasury stock, 3,655,233 shares at March 31, 2011 and September 30, 2010, at cost	(95.7)	(95.7)
Accumulated other comprehensive income	—	0.3

Total stockholders’ equity	2,608.4	2,613.2
Noncontrolling interests	2.0	9.7

Total equity	2,610.4	2,622.9

Total liabilities and equity	$5,621.3	$5,938.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In millions, except per share data)
	(Unaudited)
Homebuilding:
Revenues:
Home sales	$733.0	$894.8	$1,494.1	$2,003.0
Land/lot sales	0.1	2.0	6.0	2.7

	733.1	896.8	1,500.1	2,005.7

Cost of sales:
Home sales	613.9	733.7	1,256.4	1,652.5
Land/lot sales	0.1	1.5	6.0	2.1
Inventory impairments and land option cost write-offs	14.3	2.4	22.7	3.6

	628.3	737.6	1,285.1	1,658.2

Gross profit:
Home sales	119.1	161.1	237.7	350.5
Land/lot sales	—	0.5	—	0.6
Inventory impairments and land option cost write-offs	(14.3)	(2.4)	(22.7)	(3.6)

	104.8	159.2	215.0	347.5

Selling, general and administrative expense	123.2	129.0	242.0	257.7
Interest expense	14.7	22.7	31.0	49.6
Loss (gain) on early retirement of debt, net	2.7	—	4.2	(1.6)
Other (income)	(3.4)	(3.6)	(5.6)	(5.4)

	(32.4)	11.1	(56.6)	47.2

Financial Services:
Revenues, net of recourse and reinsurance expense	18.0	16.7	39.2	39.9
General and administrative expense	18.2	17.4	37.1	36.0
Interest expense	0.1	0.2	0.4	0.7
Interest and other (income)	(1.9)	(1.9)	(4.2)	(4.4)

	1.6	1.0	5.9	7.6

Income (loss) before income taxes	(30.8)	12.1	(50.7)	54.8
(Benefit from) provision for income taxes	(58.6)	0.7	(58.1)	(148.6)

Net income	$27.8	$11.4	$7.4	$203.4

Basic net income per common share	$0.09	$0.04	$0.02	$0.64

Net income per common share assuming dilution	$0.09	$0.04	$0.02	$0.61

Cash dividends declared per common share	$0.0375	$0.0375	$0.075	$0.075

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2011	2010
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES
Net income	$7.4	$203.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	9.9	9.3
Amortization of discounts and fees	18.1	14.1
Stock based compensation expense	6.6	6.5
Income tax benefit from stock option exercises	—	(2.9)
Loss (gain) on early retirement of debt, net	4.2	(1.6)
Gain on sale of marketable securities	(0.1)	—
Inventory impairments and land option cost write-offs	22.7	3.6
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(48.3)	(191.1)
(Increase) decrease in residential land and lots – developed, under development, and held for development	(4.6)	83.1
Decrease in other assets	47.0	20.4
Decrease in income taxes receivable	2.0	263.7
Decrease (increase) in mortgage loans held for sale	47.3	(16.3)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(133.3)	35.6

Net cash (used in) provided by operating activities	(21.1)	427.8

INVESTING ACTIVITIES
Purchases of property and equipment	(8.2)	(7.7)
Purchases of marketable securities	(185.9)	(199.1)
Proceeds from the sale or maturity of marketable securities	187.7	—
Decrease in restricted cash	8.7	4.9

Net cash provided by (used in) investing activities	2.3	(201.9)

FINANCING ACTIVITIES
Proceeds from notes payable	—	8.9
Repayment of notes payable	(186.6)	(535.6)
Proceeds from stock associated with certain employee benefit plans	1.2	4.0
Income tax benefit from stock option exercises	—	2.9
Cash dividends paid	(24.0)	(23.8)

Net cash used in financing activities	(209.4)	(543.6)

DECREASE IN CASH AND CASH EQUIVALENTS	(228.2)	(317.7)
Cash and cash equivalents at beginning of period	1,309.3	1,957.3

Cash and cash equivalents at end of period	$1,081.1	$1,639.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011
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
  Reclassifications
     Certain reclassifications have been made in the prior year’s financial statements to conform to classifications used in the current year. The statement of operations for the three and six months ended March 31, 2010 has been revised to reflect the reclassification of depreciation expense related to rental properties of $0.3 million and $0.6 million, respectively, from homebuilding other income to selling, general and administrative expense. Additionally, the statement of cash flows for the six months ended March 31, 2010 has been revised to reflect this reclassification.
  Business
     The Company is a national homebuilder that is engaged in the construction and sale of single-family housing in 72 markets and 26 states in the United States as of March 31, 2011. The Company designs, builds and sells single-family detached homes on lots it develops and on finished lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. Periodically, the Company sells land and lots. The Company also provides title agency and mortgage financing services, primarily to its homebuyers. The Company generally does not retain or service the mortgages that it originates; rather, it seeks to sell the mortgages and related servicing rights to third-party purchasers.
  Seasonality
     Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and six-month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011 or subsequent periods.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2011
NOTE B – COMPREHENSIVE INCOME
     The following table provides a reconciliation of net income reported in the consolidated statements of operations to comprehensive income for the three and six-month periods ended March 31, 2011 and 2010.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In millions)
Net income	$27.8	$11.4	$7.4	$203.4
Other comprehensive loss:
Unrealized loss related to available-for-sale securities (see Note C)	—	(0.2)	(0.3)	(0.2)

Comprehensive income	$27.8	$11.2	$7.1	$203.2

NOTE C – MARKETABLE SECURITIES
     The Company invests a portion of its cash on hand by purchasing marketable securities with maturities in excess of three months. These securities are held in the custody of a single financial institution. The Company considers its investment portfolio to be available-for-sale. Accordingly, these investments are recorded at fair value. At the end of a reporting period, unrealized gains and losses on these investments, net of tax, are recorded in accumulated other comprehensive income on the consolidated balance sheet. The Company’s marketable securities at March 31, 2011 and September 30, 2010 consisted of the following:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In millions)
Type of security:
U.S. Treasury securities	$9.1	$—	$—	$9.1
Obligations of U.S. government agencies	101.3	—	—	101.3
Corporate debt securities issued under the FDIC Temporary Liquidity Guarantee Program	101.0	—	—	101.0
Domestic corporate debt securities	75.7	—	—	75.7

Total debt securities	287.1	—	—	287.1
Certificates of deposit	5.0	—	—	5.0

Total marketable securities, available-for-sale	$292.1	$—	$—	$292.1

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In millions)
Type of security:
U.S. Treasury securities	$1.0	$—	$—	$1.0
Obligations of U.S. government agencies	131.0	0.2	—	131.2
Corporate debt securities issued under the FDIC Temporary Liquidity Guarantee Program	100.9	0.1	—	101.0
Domestic corporate debt securities	39.9	—	—	39.9
Foreign government securities	14.6	—	—	14.6

Total debt securities	287.4	0.3	—	287.7
Certificates of deposit	10.0	—	—	10.0

Total marketable securities, available-for-sale	$297.4	$0.3	$—	$297.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2011
     Of the $292.1 million in marketable securities at March 31, 2011, $160.7 million mature in the next twelve months and $131.4 million mature in one to two years. Gains and losses realized upon the sale of marketable securities are determined by specific identification and are included in homebuilding other income. The Company’s realized gains related to such sales during the three and six months ended March 31, 2011 were $0 and $0.1 million, respectively.
NOTE D – INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS
     At March 31, 2011, when the Company performed its quarterly inventory impairment analysis, the assumptions utilized reflected the Company’s expectation of continued challenging conditions and uncertainties in the homebuilding industry and in its markets. The impairment evaluation indicated communities with a combined carrying value of $491.4 million had indicators of potential impairment, and these communities were evaluated for impairment. The analysis of the large majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that the Company does not intend to develop or operate in current market conditions, slight increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, the remaining lives of these communities were estimated to be in a range from six months to in excess of ten years. In performing this analysis, the Company utilized a range of discount rates for communities of 14% to 18%. Through this evaluation process, it was determined that communities with a carrying value of $59.4 million as of March 31, 2011 were impaired. As a result, during the three months ended March 31, 2011, impairment charges of $13.0 million were recorded to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $2.3 million of impairment charges in the same period of 2010. During the six months ended March 31, 2011 and 2010, impairment charges totaled $19.4 million and $4.1 million, respectively. In the three months ended March 31, 2011, approximately 71% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 29% of the charges were recorded to construction in progress and finished homes inventory, compared to 81% and 19%, respectively, in the same period of 2010. In the six months ended March 31, 2011, approximately 73% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 27% of the charges were recorded to construction in progress and finished homes inventory, compared to 74% and 26%, respectively, in the same period of 2010.
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
     At March 31, 2011 and September 30, 2010, the Company had $17.2 million and $3.3 million, respectively, of land held for sale, consisting of land held for development and land under development that met the criteria of land held for sale.
     During the three-month periods ended March 31, 2011 and 2010, the Company wrote off $1.3 million and $0.1 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts which are not expected to be acquired. During the six-month periods ended March 31, 2011 and 2010, the Company wrote off $3.3 million and recovered $0.5 million, respectively, of such deposits and costs.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2011
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
     Certain option purchase contracts result in the creation of a variable interest in the entity holding the land parcel under option. The current guidance for determining which entity is the primary beneficiary is based on the ability of an entity to control both (1) the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Upon adoption of this guidance on October 1, 2010, all of the variable interest entities that were reported as land inventory not owned in the consolidated balance sheet at September 30, 2010 were deconsolidated because the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance.
NOTE F – NOTES PAYABLE
     The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	March 31,	September 30,
	2011	2010
	(In millions)
Homebuilding:
Unsecured:
6% senior notes due 2011, net	$70.1	$70.1
7.875% senior notes due 2011, net	106.0	118.8
5.375% senior notes due 2012	112.3	146.6
6.875% senior notes due 2013	174.3	174.3
6.125% senior notes due 2014, net	145.1	146.0
2% convertible senior notes due 2014, net	404.7	391.9
5.625% senior notes due 2014, net	137.5	147.1
5.25% senior notes due 2015, net	189.0	199.7
5.625% senior notes due 2016, net	204.7	225.5
6.5% senior notes due 2016, net	392.7	430.1
Other secured	23.0	35.2

	$1,959.4	$2,085.3

Financial Services:
Mortgage repurchase facility, maturing 2012	$44.9	$86.5

  Homebuilding:
     In July 2010, the Board of Directors authorized the early repurchase of up to $500 million of the Company’s debt securities effective through July 31, 2011. At March 31, 2011, $356.6 million of the authorization was remaining.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2011
     Following is a summary of the repurchase activity related to the Company’s senior notes for the three and six months ended March 31, 2011:

	Principal Amount
	Three Months	Six Months
	Ended	Ended
	March 31, 2011	March 31, 2011
	(In millions)

Repurchases:
7.875% senior notes due 2011	$0.9	$12.9
5.375% senior notes due 2012	20.8	34.3
6.125% senior notes due 2014	—	1.0
5.625% senior notes due 2014	9.0	9.7
5.25% senior notes due 2015	—	10.8
5.625% senior notes due 2016	12.0	21.0
6.5% senior notes due 2016	22.0	37.5

	$64.7	$127.2

     These senior notes were repurchased for an aggregate purchase price of $67.2 million and $131.0 million, respectively, plus accrued interest. The transactions resulted in a net loss on early retirement of debt of $2.7 million and $4.2 million for the three and six months ended March 31, 2011, which included the write off of unamortized discounts and fees.
     In April 2011, through an unsolicited transaction, the Company repurchased $2.6 million principal amount of its 6.875% senior notes due 2013, which further reduced the debt repurchase authorization.
     On April 15, 2011, the Company redeemed the remaining $112.3 million principal amount of its 5.375% senior notes due 2012, which further reduced the debt repurchase authorization. These notes were redeemed for $120.5 million, which included $2.0 million of unpaid interest and resulted in a loss on early retirement of debt of $6.3 million.
     On April 15, 2011, the Company repaid the remaining $70.1 million principal amount of its 6% senior notes which were due on that date.
     The indentures governing the Company’s senior notes impose restrictions on the creation of secured debt and liens. At March 31, 2011, the Company was in compliance with all of the limitations and restrictions that form a part of the public debt obligations.
  Financial Services:
     The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $100 million. In March 2011, the mortgage repurchase facility was amended, whereby the term of the facility was extended to March 4, 2012, the accordion provision was removed and certain covenant provisions, including the required tangible net worth and liquidity covenants, were made less restrictive.
     As of March 31, 2011, $185.5 million of mortgage loans held for sale were pledged under the mortgage repurchase facility. These mortgage loans had a collateral value of $174.0 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $129.1 million,

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2011
DHI Mortgage had an obligation of $44.9 million outstanding under the mortgage repurchase facility at March 31, 2011 at a 3.8% annual interest rate.
     The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. At March 31, 2011, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.
NOTE G – HOMEBUILDING INTEREST
     The Company capitalizes homebuilding interest costs to inventory during active development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Additionally, the Company writes off a portion of the capitalized interest related to communities for which inventory impairments are recorded. The Company’s inventory under active development and construction was lower than its debt level at March 31, 2011 and 2010; therefore, a portion of the interest incurred is reflected as interest expense.
     The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, expensed as interest expense, charged to cost of sales and written off during the three and six-month periods ended March 31, 2011 and 2010:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In millions)

Capitalized interest, beginning of period	$89.4	$119.9	$91.5	$128.8

Interest incurred	33.8	45.8	69.1	95.6

Interest expensed:

Directly to interest expense	(14.7)	(22.7)	(31.0)	(49.6)

Amortized to cost of sales	(19.5)	(25.7)	(40.4)	(57.4)

Written off with inventory impairments	(0.4)	(0.1)	(0.6)	(0.2)

Capitalized interest, end of period	$88.6	$117.2	$88.6	$117.2

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
Mortgage Loans Held for Sale
     Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. Approximately 85% of the mortgage loans sold by DHI Mortgage during the six months ended March 31, 2011 were sold to two major financial institutions pursuant to their loan purchase agreements. At March 31, 2011, mortgage loans held for sale had an aggregate fair value of $206.5 million and an aggregate outstanding principal balance of $202.9 million. During the three months ended March 31, 2011 and 2010, the Company had net gains on sales of loans of $8.8 million and $7.3 million, respectively. During the six months ended March 31, 2011 and 2010, the Company had net gains on sales of loans of $19.7 million and $19.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2011
million, respectively, which includes the effect of recording recourse expense, as discussed below in “Other Mortgage Loans,” of $4.2 million and $8.6 million, respectively.
     The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale, which for the three and six months ended March 31, 2011 and 2010 was not significant, and is recognized in current earnings. As of March 31, 2011, the Company had $59.1 million in mortgage loans held for sale not committed to third-party purchasers and the notional amounts of the hedging instruments related to those loans totaled $59.3 million.
Other Mortgage Loans and Loss Reserves
     Generally, mortgage loans are sold with limited recourse provisions which include industry-standard representations and warranties, primarily involving the absence of misrepresentations by the borrower or other parties and, depending on the agreement, may include requiring a minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. Other mortgage loans generally consist of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and often become real estate owned through the foreclosure process. At March 31, 2011 and September 30, 2010, the Company’s total other mortgage loans and real estate owned, before loss reserves were as follows:

	March 31,	September 30,
	2011	2010
	(In millions)

Other mortgage loans	$43.8	$43.0

Real estate owned	1.8	4.9

	$45.6	$47.9

     Based on historical performance and current housing and credit market conditions, the Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. These reserves totaled $30.8 million and $39.0 million at March 31, 2011 and September 30, 2010, respectively, allocated as follows:

	March 31,	September 30,
	2011	2010
	(In millions)

Loss reserves related to:

Other mortgage loans	$9.2	$9.0

Real estate owned	0.8	1.8

Loan repurchase obligations – known and expected	20.8	28.2

	$30.8	$39.0

     Other mortgage loans and real estate owned and the related loss reserves are included in financial services other assets, while loan repurchase obligations are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets.
     A subsidiary of the Company reinsured a portion of the private mortgage insurance written on loans originated by DHI Mortgage in prior years. At March 31, 2011 and September 30, 2010, reserves for expected future losses under the reinsurance program totaled $1.8 million and $9.7 million, respectively. The loan repurchase obligations and reinsurance loss reserves are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets. It is possible that future losses may exceed the amount of reserves and, if so, additional charges will be required.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2011
Loan Commitments and Related Derivatives
     The Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. The expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. At March 31, 2011, IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $182.2 million.
     The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in current earnings. As of March 31, 2011, the Company had approximately $19.8 million of best-efforts whole loan delivery commitments and $145.5 million of hedging instruments related to IRLCs not yet committed to purchasers.
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
     The FASB’s authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation of an asset or liability. The fair value hierarchy and its application to the Company’s assets and liabilities, is as follows:
•	Level 1 – Valuation is based on quoted prices in active markets for identical assets and liabilities. The Company’s U.S. Treasury securities are measured at fair value using Level 1 inputs.

•	Level 2 – Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market. The Company’s assets/liabilities measured at fair value using Level 2 inputs are as follows:
▪	government agency securities, corporate debt securities, foreign government securities and certificates of deposit;

▪	mortgage loans held for sale;

▪	over-the-counter derivatives such as forward sales of MBS, put options on MBS and best-efforts and mandatory commitments; and

▪	IRLCs.
•	Level 3 – Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on the Company’s own estimates about the assumptions that market participants would use to value the asset or liability. The Company’s assets measured at fair value using Level 3 inputs, which are typically reported at the lower of carrying value or fair value on a nonrecurring basis, are as follows:
▪	inventory held and used;

▪	other mortgage loans; and

▪	real estate owned.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2011
     The following tables summarize the Company’s assets and liabilities at March 31, 2011 and September 30, 2010 measured at fair value on a recurring basis:

		Fair Value at March 31, 2011
	Balance Sheet Location	Level 1	Level 2	Total
			(In millions)

Homebuilding:

Marketable securities, available-for-sale	Marketable securities	$9.1	$283.0	$292.1

Financial Services:

Mortgage loans held for sale (a)	Mortgage loans held for sale	—	206.5	206.5

Derivatives (b):

Interest rate lock commitments	Other assets	—	0.4	0.4

Forward sales of MBS	Other liabilities	—	(0.3)	(0.3)

Best-efforts and mandatory commitments	Other assets	—	0.5	0.5

		Fair Value at September 30, 2010
	Balance Sheet Location	Level 1	Level 2	Total
			(In millions)

Homebuilding:

Marketable securities, available-for-sale	Marketable securities	$1.0	$296.7	$297.7

Financial Services:

Mortgage loans held for sale (a)	Mortgage loans held for sale	—	253.8	253.8

Derivatives (b):

Interest rate lock commitments	Other assets	—	1.8	1.8

Forward sales of MBS	Other liabilities	—	(1.8)	(1.8)

Best-efforts and mandatory commitments	Other assets	—	0.2	0.2
(a)	Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income.

(b)	Fair value measurements of these derivatives represent changes in fair value since inception. These changes are reflected in the balance sheet and included in financial services revenues on the consolidated statement of operations.
     The following table summarizes the Company’s assets at March 31, 2011 and September 30, 2010 measured at fair value on a nonrecurring basis:

		Fair Value at	Fair Value at

		March 31, 2011	September 30, 2010
	Balance Sheet Location	Level 3	Level 3
		(In millions)

Homebuilding:

Inventory held and used (a)	Inventories	$46.4	$34.0

Financial Services:

Other mortgage loans (a)	Other assets	27.8	27.5

Real estate owned (a)	Other assets	1.0	3.1
(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current quarter.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2011
     The fair values of cash and cash equivalents approximate their carrying amounts due to their short-term nature. The Company determines the fair values of its senior and convertible senior notes based on quoted market prices. The aggregate fair value of these notes at March 31, 2011 and September 30, 2010 was $2,158.9 million and $2,244.0 million, respectively, compared to an aggregate carrying value of $1,936.4 million and $2,050.1 million, respectively. The aggregate fair value of the Company’s senior notes includes fair values for the 2% convertible senior notes of $572.5 million and $553.8 million at March 31, 2011 and September 30, 2010, respectively, compared to their carrying values of $404.7 million and $391.9 million, respectively. The carrying value of the equity component of the 2% convertible senior notes was $136.7 million at March 31, 2011 and September 30, 2010. For other secured notes and balances due under the mortgage repurchase facility, the fair values approximate their carrying amounts due to their short maturity or floating interest rate terms, as applicable.
NOTE J – INCOME TAXES
     The Company’s benefit from income taxes attributable to continuing operations for the three and six months ended March 31, 2011 was $58.6 million and $58.1 million, respectively, compared to a provision for and benefit from income taxes of $0.7 million and $148.6 million in the comparable periods of the prior year. The benefit from income taxes in the current year periods was due to the Company receiving a favorable result from the Internal Revenue Service (IRS) on a ruling request concerning the capitalization of inventory costs, allowing the Company to reduce its unrecognized tax benefits and corresponding interest by $59.2 million. The benefit from income taxes in the prior year period resulted from net operating loss (NOL) carrybacks. The Company does not have meaningful effective tax rates for these periods because its net deferred tax assets are offset fully by a valuation allowance.
     The Company had income taxes receivable of $14.0 million and $16.0 million at March 31, 2011 and September 30, 2010, respectively. The income taxes receivable at March 31, 2011 relates to federal and state income tax refunds the Company expects to receive.
     At March 31, 2011 and September 30, 2010, the Company’s net deferred tax assets, which are fully offset by a valuation allowance, were $856.4 million and $902.6 million, respectively. The realization of the Company’s deferred tax assets ultimately depends upon the existence of sufficient taxable income in future periods. The Company continues to analyze the positive and negative evidence in determining the need for a valuation allowance with respect to its deferred tax assets. The valuation allowance could be reduced in future periods if there is sufficient evidence indicating it is more likely than not that a portion or all of the Company’s deferred tax assets will be realized. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s deferred tax assets and consolidated results of operations or financial position.
     The Company classifies interest and penalties on income taxes as income tax expense. At March 31, 2011, the amount of the Company’s unrecognized tax benefits was $18.5 million, with a related accrual for interest of $5.4 million. A reduction of $3.3 million in the amount of unrecognized tax benefits and accrued interest with respect to state issues is reasonably possible within the next 12 months and would result in a benefit from income taxes in the consolidated statement of operations.
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2011
NOTE K – EARNINGS PER SHARE
     The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share for the three and six months ended March 31, 2011 and 2010. For the three and six months ended March 31, 2011, the convertible senior notes and options to purchase 9.5 million shares of common stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the three and six months ended March 31, 2010, options to purchase 9.7 million shares of common stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Additionally, for the three months ended March 31, 2010, the convertible senior notes were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

	Three Months Ended		Six Months Ended

	March 31,		March 31,
	2011	2010	2011	2010
		(In millions)

Numerator:

Net income	$27.8	$11.4	$7.4	$203.4

Effect of dilutive securities:

Interest expense and amortization of issuance costs associated with convertible senior notes	—	—	—	14.8

Numerator for diluted earnings per share after assumed conversions	$27.8	$11.4	$7.4	$218.2

Denominator:

Denominator for basic earnings per share—weighted average common shares	319.3	318.1	319.2	317.9

Effect of dilutive securities:

Employee stock awards	0.6	0.9	0.3	0.5

Convertible senior notes	—	—	—	38.3

Denominator for diluted earnings per share—adjusted weighted average common shares	319.9	319.0	319.5	356.7

NOTE L – STOCKHOLDERS’ EQUITY
     The Company has an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities that it may issue from time to time in amounts to be determined.
     In July 2010, the Board of Directors renewed the authorization to repurchase up to $100 million of the Company’s common stock. The authorization is effective through July 31, 2011. All of the $100 million authorization was remaining at March 31, 2011.
     During the three months ended March 31, 2011, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on February 18, 2011 to stockholders of record on February 10, 2011. In April 2011, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on May 24, 2011 to stockholders of record on May 12, 2011. Quarterly cash dividends of $0.0375 per common share were declared in the comparable quarters of fiscal 2010.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2011
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
     At March 31, 2011, the Company had liabilities of $1.8 million for the remaining repair costs of homes in its Florida and Louisiana markets constructed during 2005 through 2007 which contain or are suspected to contain allegedly defective drywall manufactured in China (Chinese Drywall) that may be responsible for accelerated corrosion of certain metals in the home. Through March 31, 2011, the Company has spent approximately $5.7 million to remediate these homes. While the Company will seek reimbursement for these remediation costs from various sources, it has not recorded a receivable for potential recoveries as of March 31, 2011. If additional homes in these or other markets are found to contain Chinese Drywall, the Company would likely be required to further increase its warranty reserve for this matter in the future. As of March 31, 2011, the Company has been named as a defendant in several lawsuits in Louisiana and Florida pertaining to Chinese Drywall. As these actions are still in their early stages, the Company is unable to express an opinion as to the amount of damages, if any, beyond what has been reserved for repair as discussed above.
     Changes in the Company’s warranty liability during the three and six-month periods ended March 31, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended

	March 31,		March 31,
	2011	2010	2011	2010
		(In millions)

Warranty liability, beginning of period	$41.2	$54.4	$46.2	$59.6

Warranties issued	3.2	4.1	6.6	9.2

Changes in liability for pre-existing warranties	4.9	(2.8)	3.0	(7.2)

Settlements made	(5.5)	(6.1)	(12.0)	(12.0)

Warranty liability, end of period	$43.8	$49.6	$43.8	$49.6

Insurance and Legal Claims
     The Company has been named as a defendant in various claims, complaints and other legal actions including construction defect claims on closed homes and other claims and lawsuits incurred in the ordinary course of business, including employment matters, personal injury claims, land development issues, contract disputes and claims related to its mortgage activities. The Company has established reserves for these contingencies, based on the expected costs of the claims. The Company’s estimate of the required reserve is based on the facts and circumstances of individual pending claims and historical data and trends, including costs relative to revenues, home closings and product types, and include estimates of the costs of construction defect claims incurred but not yet reported. These reserve estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs. The Company’s liabilities for these items were $516.4 million and $571.3 million at March 31, 2011 and September 30, 2010, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. Related to the contingencies for construction defect claims and estimates of construction defect claims incurred but not yet reported, and other legal claims and lawsuits incurred in the ordinary course of business, the Company estimates and records insurance receivables for these matters under applicable insurance policies when recovery is probable. Additionally, the Company may have the ability to recover a portion of its legal expenses from its subcontractors when the Company has been named as an additional insured on their insurance policies. Estimates of the Company’s insurance receivables related to these

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2011
matters totaled $206.7 million and $251.5 million at March 31, 2011 and September 30, 2010, respectively, and are included in homebuilding other assets in the consolidated balance sheets. Expenses related to these items were approximately $10.5 million and $21.3 million in the six months ended March 31, 2011 and 2010, respectively.
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
     During the three months ended March 31, 2011, the Company recorded an out-of-period adjustment of $5.9 million, which increased home sales gross margin and net income while decreasing accrued expenses. The adjustment related to an error in recording the loss reserves of the Company’s wholly-owned captive insurance subsidiary. The unadjusted amounts from prior periods are considered to be immaterial to the prior periods and the out-of-period adjustment is not anticipated to be material to the current fiscal year’s financial statements.
Land and Lot Option Purchase Contracts
     The Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At March 31, 2011, the Company had total deposits of $13.6 million, consisting of cash deposits of $11.8 million, promissory notes of $1.7 million, and letters of credit and surety bonds of $0.1 million, to purchase land and lots with a total remaining purchase price of $912.5 million. Within the land and lot option purchase contracts at March 31, 2011, there were a limited number of contracts, representing $7.9 million of remaining purchase price, subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations. The majority of land and lots under contract are currently expected to be purchased within three years, based on the Company’s assumptions as to the extent it will exercise its options to purchase such land and lots.
Other Commitments
     To secure performance under various contracts, the Company had outstanding letters of credit of $42.8 million and surety bonds of $759.3 million at March 31, 2011. The Company has secured letter of credit agreements that require it to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At March 31, 2011 and September 30, 2010, the amount of cash restricted for this purpose totaled $43.3 million and $52.6 million, respectively, and is included in homebuilding restricted cash on the Company’s consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2011
NOTE N – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
     The Company’s homebuilding other assets were as follows:

	March 31,	September 30,
	2011	2010
	(In millions)

Insurance receivables	$206.7	$251.5

Accounts and notes receivable	18.4	18.5

Prepaid assets	20.7	28.9

Other assets	140.7	135.9

	$386.5	$434.8

     The Company’s homebuilding accrued expenses and other liabilities were as follows:

	March 31,	September 30,
	2011	2010
	(In millions)

Construction defect and other litigation liabilities	$516.4	$571.3

Employee compensation and related liabilities	81.6	90.4

Warranty liability	43.8	46.2

Accrued interest	37.6	39.8

Federal and state income tax liabilities	24.6	83.8

Other liabilities	116.6	125.7

	$820.6	$957.2

NOTE O – RECENT ACCOUNTING PRONOUNCEMENTS
     In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. This guidance was effective for the Company in fiscal 2010, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance, which is related to disclosure only, did not and will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which clarifies when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, a creditor must separately conclude that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. The guidance is effective for the Company beginning July 1, 2011 and is to be applied retrospectively. The Company is currently evaluating the impact of adopting this guidance; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2011
NOTE P – SEGMENT INFORMATION
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
     Homebuilding is the Company’s core business, generating 97% and 98% of consolidated revenues during the six months ended March 31, 2011 and 2010, respectively. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land and the construction and sale of residential homes on the land, in 26 states and 72 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, and to a lesser extent from the sale of land and lots.
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
March 31, 2011
     The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
		Restated		Restated
	2011	2010	2011	2010
	(In millions)
Revenues

Homebuilding revenues:

East	$93.5	$103.9	$194.3	$231.2

Midwest	54.9	71.2	112.7	159.9

Southeast	141.8	145.5	290.6	327.8

South Central	228.1	287.3	457.9	649.1

Southwest	50.0	67.9	108.1	159.2

West	164.8	221.0	336.5	478.5

Total homebuilding revenues	733.1	896.8	1,500.1	2,005.7

Financial services revenues	18.0	16.7	39.2	39.9

Consolidated revenues	$751.1	$913.5	$1,539.3	$2,045.6

Inventory Impairments

East	$1.9	$2.0	$1.9	$2.0

Midwest	—	—	—	—

Southeast	4.1	0.3	4.7	1.6

South Central	0.2	—	0.2	0.2

Southwest	—	—	2.2	0.3

West	6.8	—	10.4	—

Total inventory impairments	$13.0	$2.3	$19.4	$4.1

Income (Loss) Before Income Taxes (1)

Homebuilding income (loss) before income taxes:

East	$(8.1)	$(4.3)	$(12.6)	$(2.3)

Midwest	(8.5)	(4.4)	(13.2)	(4.8)

Southeast	(11.9)	(2.8)	(13.8)	(1.8)

South Central	6.4	16.2	11.1	41.6

Southwest	1.1	0.3	(2.0)	5.0

West	(11.4)	6.1	(26.1)	9.5

Total homebuilding income (loss) before income taxes	(32.4)	11.1	(56.6)	47.2

Financial services income before income taxes	1.6	1.0	5.9	7.6

Consolidated income (loss) before income taxes	$(30.8)	$12.1	$(50.7)	$54.8

(1)	Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating the Company’s corporate office. The amortization of capitalized interest and property taxes is allocated to each segment based on the segment’s revenue, while interest expense and those expenses associated with the corporate office are allocated to each segment based on the segment’s average inventory.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2011

	March 31,	September 30,
	2011	2010
	(In millions)
Homebuilding Inventories (1)

East	$503.1	$511.5

Midwest	280.3	297.3

Southeast	675.7	656.4

South Central	755.1	760.1

Southwest	209.8	218.7

West	948.6	898.8

Corporate and unallocated (2)	101.4	106.2

Total homebuilding inventory	$3,474.0	$3,449.0

(1)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2011

NOTE Q – SUPPLEMENTAL GUARANTOR INFORMATION
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
Consolidating Balance Sheet
March 31, 2011

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
ASSETS

Cash and cash equivalents	$1,036.5	$26.4	$18.2	$—	$1,081.1

Marketable securities, available-for-sale	292.1	—	—	—	292.1

Restricted cash	44.3	0.6	0.1	—	45.0

Investments in subsidiaries	1,364.7	—	—	(1,364.7)	—

Inventories	1,090.0	2,363.7	20.3	—	3,474.0

Income taxes receivable	14.0	—	—	—	14.0

Property and equipment, net	18.2	22.9	18.1	—	59.2

Other assets	90.7	254.2	88.6	—	433.5

Mortgage loans held for sale	—	—	206.5	—	206.5

Goodwill	—	15.9	—	—	15.9

Intercompany receivables	868.2	—	—	(868.2)	—

Total Assets	$4,818.7	$2,683.7	$351.8	$(2,232.9)	$5,621.3

LIABILITIES & EQUITY

Accounts payable and other liabilities	$253.9	$650.4	$102.3	$—	$1,006.6

Intercompany payables	—	832.1	36.1	(868.2)	—

Notes payable	1,956.4	3.0	44.9	—	2,004.3

Total Liabilities	2,210.3	1,485.5	183.3	(868.2)	3,010.9

Total stockholders’ equity	2,608.4	1,198.2	166.5	(1,364.7)	2,608.4

Noncontrolling interests	—	—	2.0	—	2.0

Total Equity	2,608.4	1,198.2	168.5	(1,364.7)	2,610.4

Total Liabilities & Equity	$4,818.7	$2,683.7	$351.8	$(2,232.9)	$5,621.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2011
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2011
NOTE Q - SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)
Consolidating Statement of Operations
Three Months Ended March 31, 2011

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:

Revenues	$199.7	$529.9	$3.5	$—	$733.1

Cost of sales	159.0	461.5	7.8	—	628.3

Gross profit	40.7	68.4	(4.3)	—	104.8

Selling, general and administrative expense	59.8	67.9	(4.5)	—	123.2

Equity in (income) of subsidiaries	(4.5)	—	—	4.5	—

Interest expense	14.7	—	—	—	14.7

Loss on early retirement of debt, net	2.7	—	—	—	2.7

Other (income)	(1.2)	(1.3)	(0.9)	—	(3.4)

	(30.8)	1.8	1.1	(4.5)	(32.4)

Financial Services:

Revenues, net of recourse and reinsurance expense	—	—	18.0	—	18.0

General and administrative expense	—	—	18.2	—	18.2

Interest expense	—	—	0.1	—	0.1

Interest and other (income)	—	—	(1.9)	—	(1.9)

	—	—	1.6	—	1.6

Income (loss) before income taxes	(30.8)	1.8	2.7	(4.5)	(30.8)

Benefit from income taxes	(58.6)	(41.4)	(1.6)	43.0	(58.6)

Net income	$27.8	$43.2	$4.3	$(47.5)	$27.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2011
NOTE Q - SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)
Consolidating Statement of Operations
Six Months Ended March 31, 2011

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:

Revenues	$409.7	$1,085.9	$4.5	$—	$1,500.1

Cost of sales	325.4	950.5	9.2	—	1,285.1

Gross profit	84.3	135.4	(4.7)	—	215.0

Selling, general and administrative expense	109.1	135.9	(3.0)	—	242.0

Equity in (income) of subsidiaries	(7.2)	—	—	7.2	—

Interest expense	31.0	—	—	—	31.0

Loss on early retirement of debt, net	4.2	—	—	—	4.2

Other (income)	(2.1)	(1.4)	(2.1)	—	(5.6)

	(50.7)	0.9	0.4	(7.2)	(56.6)

Financial Services:

Revenues, net of recourse and reinsurance expense	—	—	39.2	—	39.2

General and administrative expense	—	—	37.1	—	37.1

Interest expense	—	—	0.4	—	0.4

Interest and other (income)	—	—	(4.2)	—	(4.2)

	—	—	5.9	—	5.9

Income (loss) before income taxes	(50.7)	0.9	6.3	(7.2)	(50.7)

Benefit from income taxes	(58.1)	(41.0)	(1.6)	42.6	(58.1)

Net income	$7.4	$41.9	$7.9	$(49.8)	$7.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2011
NOTE Q - SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)
Consolidating Statement of Operations
Three Months Ended March 31, 2010

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:

Revenues	$218.8	$676.2	$1.8	$—	$896.8

Cost of sales	173.3	563.3	1.0	—	737.6

Gross profit	45.5	112.9	0.8	—	159.2

Selling, general and administrative expense	54.2	74.8	—	—	129.0

Equity in (income) of subsidiaries	(42.5)	—	—	42.5	—

Interest expense	22.7	—	—	—	22.7

Other (income)	(1.0)	(1.7)	(0.9)	—	(3.6)

	12.1	39.8	1.7	(42.5)	11.1

Financial Services:

Revenues, net of recourse and reinsurance expense	—	—	16.7	—	16.7

General and administrative expense	—	—	17.4	—	17.4

Interest expense	—	—	0.2	—	0.2

Interest and other (income)	—	—	(1.9)	—	(1.9)

	—	—	1.0	—	1.0

Income before income taxes	12.1	39.8	2.7	(42.5)	12.1

Provision for income taxes	0.7	0.5	—	(0.5)	0.7

Net income	$11.4	$39.3	$2.7	$(42.0)	$11.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2011
NOTE Q - SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)
Consolidating Statement of Operations
Six Months Ended March 31, 2010

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:

Revenues	$490.4	$1,512.0	$3.3	$—	$2,005.7

Cost of sales	393.3	1,263.8	1.1	—	1,658.2

Gross profit	97.1	248.2	2.2	—	347.5

Selling, general and administrative expense	105.4	147.7	4.6	—	257.7

Equity in (income) of subsidiaries	(108.7)	—	—	108.7	—

Interest expense	49.6	—	—	—	49.6

Gain on early retirement of debt, net	(1.6)	—	—	—	(1.6)

Other (income)	(2.4)	(1.1)	(1.9)	—	(5.4)

	54.8	101.6	(0.5)	(108.7)	47.2

Financial Services:

Revenues, net of recourse and reinsurance expense	—	—	39.9	—	39.9

General and administrative expense	—	—	36.0	—	36.0

Interest expense	—	—	0.7	—	0.7

Interest and other (income)	—	—	(4.4)	—	(4.4)

	—	—	7.6	—	7.6

Income before income taxes	54.8	101.6	7.1	(108.7)	54.8

Benefit from income taxes	(148.6)	(111.9)	(3.0)	114.9	(148.6)

Net income	$203.4	$213.5	$10.1	$(223.6)	$203.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2011
NOTE Q - SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)
Consolidating Statement of Cash Flows
Six Months Ended March 31, 2011

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES

Net cash (used in) provided by operating activities	$(76.3)	$25.4	$29.8	$—	$(21.1)

INVESTING ACTIVITIES

Purchases of property and equipment	(3.3)	(4.9)	—	—	(8.2)

Purchases of marketable securities	(185.9)	—	—	—	(185.9)

Proceeds from the sale or maturity of marketable securities	187.7	—	—	—	187.7

Decrease (increase) in restricted cash	9.0	(0.2)	(0.1)	—	8.7

Net cash provided by (used in) investing activities	7.5	(5.1)	(0.1)	—	2.3

FINANCING ACTIVITIES

Net change in notes payable	(145.0)	—	(41.6)	—	(186.6)

Net change in intercompany receivables/payables	38.2	(39.2)	1.0	—	—

Proceeds from stock associated with certain employee benefit plans	1.2	—	—	—	1.2

Cash dividends paid	(24.0)	—	—	—	(24.0)

Net cash used in financing activities	(129.6)	(39.2)	(40.6)	—	(209.4)

Decrease in cash and cash equivalents	(198.4)	(18.9)	(10.9)	—	(228.2)

Cash and cash equivalents at beginning of period	1,234.9	45.3	29.1	—	1,309.3

Cash and cash equivalents at end of period	$1,036.5	$26.4	$18.2	$—	$1,081.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2011
NOTE Q - SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)
Consolidating Statement of Cash Flows
Six Months Ended March 31, 2010

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES

Net cash provided by (used in) operating activities	$285.9	$157.7	$(15.8)	$—	$427.8

INVESTING ACTIVITIES

Purchases of property and equipment	(3.6)	(3.7)	(0.4)	—	(7.7)

Purchases of marketable securities	(199.1)	—	—	—	(199.1)

Decrease in restricted cash	4.8	0.1	—	—	4.9

Net cash used in investing activities	(197.9)	(3.6)	(0.4)	—	(201.9)

FINANCING ACTIVITIES

Net change in notes payable	(535.7)	—	9.0	—	(526.7)

Net change in intercompany receivables/payables	152.2	(149.8)	(2.4)	—	—

Proceeds from stock associated with certain employee benefit plans	4.0	—	—	—	4.0

Income tax benefit from stock option exercises	2.9	—	—	—	2.9

Cash dividends paid	(23.8)	—	—	—	(23.8)

Net cash (used in) provided by financing activities	(400.4)	(149.8)	6.6	—	(543.6)

(Decrease) increase in cash and cash equivalents	(312.4)	4.3	(9.6)	—	(317.7)

Cash and cash equivalents at beginning of period	1,871.2	48.3	37.8	—	1,957.3

Cash and cash equivalents at end of period	$1,558.8	$52.6	$28.2	$—	$1,639.6

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
BUSINESS
     We are one of the largest homebuilding companies in the United States, constructing and selling single-family housing through our operating divisions in 26 states and 72 markets as of March 31, 2011, primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $90,000 to $700,000, with an average closing price of $208,900 during the six months ended March 31, 2011. Approximately 88% and 84% of home sales revenues were generated from the sale of single-family detached homes in the six months ended March 31, 2011 and 2010, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs.
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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		South Central Region
Delaware	Central Delaware	Louisiana	Baton Rouge
Georgia	Savannah		Lafayette
Maryland	Baltimore	New Mexico	Las Cruces
	Suburban Washington, D.C.	Oklahoma	Oklahoma City
New Jersey	North New Jersey	Texas	Austin
	South New Jersey		Dallas
North Carolina	Brunswick County		El Paso
	Charlotte		Fort Worth
	Greensboro/Winston-Salem		Houston
	Raleigh/Durham		Killeen/Temple/Waco
Pennsylvania	Lancaster		Rio Grande Valley
	Philadelphia		San Antonio
South Carolina	Charleston
	Columbia		Southwest Region
	Greenville	Arizona	Phoenix
	Hilton Head		Tucson
	Myrtle Beach	New Mexico	Albuquerque
Virginia	Northern Virginia
West Region
	Midwest Region	California	Bay Area
Colorado	Colorado Springs		Central Valley
	Denver		Imperial Valley
	Fort Collins		Los Angeles County
Illinois	Chicago		Riverside County
Minnesota	Minneapolis/St. Paul		Sacramento
Wisconsin	Kenosha		San Bernardino County
San Diego County
	Southeast Region		Ventura County
Alabama	Birmingham	Hawaii	Hawaii
	Mobile		Maui
Florida	Daytona Beach		Oahu
	Fort Myers/Naples	Idaho	Boise
	Jacksonville	Nevada	Las Vegas
	Melbourne/Vero Beach		Reno
	Miami/West Palm Beach	Oregon	Albany
	Orlando		Central Oregon
	Pensacola/Panama City		Portland
	Tampa/Sarasota	Utah	Salt Lake City
Georgia	Atlanta	Washington	Seattle/Tacoma
	Macon		Vancouver

OVERVIEW
     In the second quarter of fiscal 2011 conditions within the homebuilding industry remained challenging, primarily due to weak overall economic conditions, high unemployment and low consumer confidence. Demand for new homes improved during the first half of fiscal 2010 while the federal homebuyer tax credit was in effect, but decreased sharply once the tax credit expired and has since remained at a low level. As a result, our net sales orders in the three and six months ended March 31, 2011 were 23% lower and 21% lower, respectively, than in the comparable prior year periods. Although our net sales orders for the March 2011 quarter increased 47% from the previous quarter, this was primarily a seasonal increase as our spring selling season began. These results suggest that efforts to improve our annual net sales order volume will be challenging and that overall demand for new homes is likely to remain at very low levels for some time.
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
     The continued low level of demand for our homes after the expiration of the federal homebuyer tax credit indicates that market conditions in the homebuilding industry remain weak, and the timing of a sustainable housing recovery is uncertain. We are maintaining our cautious outlook for the homebuilding industry, and will adjust our operating strategy as necessary as we continually assess the level of underlying demand for new homes in our communities. We expect that our fiscal year home sales, closings and profitability will be lower in fiscal 2011 than in fiscal 2010; however, we expect our home closings and profitability to be higher in the second half of fiscal 2011 than the first half of the year.
     Our future results could be negatively impacted by prolonged weakness in the economy, continued high levels of unemployment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards. Additionally, recent inflationary trends, especially in oil prices and other commodities may further weaken the overall economy as well as consumer confidence.
     Due to these uncertain market conditions, we have continued to evaluate our homebuilding and financial services assets for recoverability. Our assets whose recoverability is most impacted by market conditions include inventory, earnest money deposits and pre-acquisition costs related to land and lot option contracts, tax assets and owned mortgage loans. These assets collectively represented approximately 90% of our total assets, excluding cash and marketable securities, at March 31, 2011. Our evaluations reflected our expectation of continued challenges in the homebuilding industry. Based on our evaluations, during the three months ended March 31, 2011, we recorded inventory impairment charges of $13.0 million, wrote-off earnest money deposits and pre-acquisition costs related to land and lot option contracts we no longer plan to pursue of $1.3 million, recorded additional reserves for losses of $2.5 million associated with mortgage loans held in portfolio and the limited recourse provisions on previously sold mortgage loans and increased the reserve related to mortgage reinsurance activities by $0.6 million. We will evaluate whether further impairment charges, valuation adjustments or write-offs are necessary on these assets in the coming quarters. Additional discussion of these evaluations and charges is included herein.

STRATEGY
     While population growth, the fundamental factor which supports housing demand, remains positive it is not possible in the near term to predict if current homebuilding industry conditions will improve or if they will deteriorate from current levels. During the downturn we have increased our cash balances by generating cash flow from operations and have reduced our debt level. Our increased liquidity and reduced leverage provide us with flexibility in determining the appropriate operating strategy for each of our communities and markets to strike the best balance between cash flow generation and potential profit. We are continuing the following initiatives related to our operating strategy:
•	Maintaining a strong cash balance and overall liquidity position.

•	Managing the sales prices and level of sales incentives on our homes as necessary to optimize the balance of sales volumes, profits, returns on inventory investments and cash flows.

•	Entering into new lot option contracts to purchase finished lots to potentially increase sales volumes and profitability.

•	Renegotiating existing lot option contracts to reduce our lot costs and better match the scheduled lot purchases with new home demand in each community.

•	Limiting land acquisition and development spending, especially in communities that require substantial investments of time or capital resources.

•	Managing our inventory of homes under construction by selectively starting construction on unsold homes to capture new home demand, while monitoring the number and aging of unsold homes and aggressively marketing unsold, completed homes in inventory.

•	Decreasing the cost of goods purchased from both vendors and subcontractors.

•	Modifying product offerings to provide more affordable homes.

•	Controlling our SG&A infrastructure to match production levels.
     Although we cannot provide any assurances that these initiatives will be successful in the future, we expect that our operating strategy will allow us to continue to maintain a strong balance sheet and liquidity position in fiscal 2011.

KEY RESULTS
     Key financial results as of and for the three months ended March 31, 2011, as compared to the same period of 2010, were as follows:
     Homebuilding Operations:
•	Homebuilding revenues decreased 18% to $733.1 million.

•	Homes closed decreased 17% to 3,516 homes and the average selling price of those homes decreased 1% to $208,500.

•	Net sales orders decreased 23% to 4,943 homes.

•	Sales order backlog decreased 17% to $1.1 billion.

•	Home sales gross margins decreased 180 basis points to 16.2%.

•	Inventory impairments and land option cost write-offs were $14.3 million, compared to $2.4 million.

•	Homebuilding SG&A expenses decreased 4% to $123.2 million, but increased as a percentage of homebuilding revenues by 240 basis points to 16.8%.

•	Homebuilding pre-tax loss was $32.4 million, compared to pre-tax income of $11.1 million.

•	Homes in inventory were 10,500, compared to 9,500 and 13,900 at September 30, 2010 and March 31, 2010, respectively.

•	Owned and optioned lots totaled 115,900, compared to 119,400 and 110,500 at September 30, 2010 and March 31, 2010, respectively.

•	Homebuilding debt was $2.0 billion, decreasing from $2.1 billion and $2.6 billion at September 30, 2010 and March 31, 2010, respectively.

•	Net homebuilding debt to total capital was 18.7%, up 260 basis points from the ratio at September 30, 2010, but improved 350 basis points from the ratio at March 31, 2010. Gross homebuilding debt to total capital was 42.9%, an improvement of 140 basis points and 670 basis points from the ratio at September 30, 2010 and March 31, 2010, respectively.

•	Homebuilding cash and marketable securities totaled $1.4 billion, compared to $1.6 billion and $1.8 billion at September 30, 2010 and March 31, 2010, respectively.
     Financial Services Operations:
•	Total financial services revenues, net of recourse and reinsurance expenses, increased 8% to $18.0 million from $16.7 million.

•	Financial services pre-tax income was $1.6 million, compared to pre-tax income of $1.0 million.
     Consolidated Results:
•	Diluted earnings per share was $0.09, compared to diluted earnings per share of $0.04.

•	Net income was $27.8 million, compared to net income of $11.4 million.

•	Total equity was $2.6 billion, essentially unchanged from the balance at September 30, 2010 and March 31, 2010.

•	Net cash used in operations was $70.6 million, compared to net cash provided by operations of $207.8 million.

          Key financial results for the six months ended March 31, 2011, as compared to the same period of 2010, were as follows:
     Homebuilding Operations:
•	Homebuilding revenues decreased 25% to $1.5 billion.

•	Homes closed decreased 27% to 7,153 homes, while the average selling price of those homes increased 2% to $208,900.

•	Net sales orders decreased 21% to 8,306 homes.

•	Home sales gross margins decreased 160 basis points to 15.9%.

•	Inventory impairments and land option cost write-offs were $22.7 million, compared to $3.6 million.

•	Homebuilding SG&A expenses decreased 6% to $242.0 million, but increased as a percentage of homebuilding revenues by 330 basis points to 16.1%.

•	Homebuilding pre-tax loss was $56.6 million, compared to pre-tax income of $47.2 million.
     Financial Services Operations:
•	Total financial services revenues, net of recourse and reinsurance expenses, decreased 2% to $39.2 million from $39.9 million.

•	Financial services pre-tax income was $5.9 million, compared to pre-tax income of $7.6 million.
     Consolidated Results:
•	Diluted earnings per share was $0.02, compared to diluted earnings per share of $0.61.

•	Net income was $7.4 million, compared to net income of $203.4 million.

•	Net cash used in operations was $21.1 million, compared to net cash provided by operations of $427.8 million.

RESULTS OF OPERATIONS - HOMEBUILDING
     The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and six months ended March 31, 2011 and 2010. We have restated the prior year amounts between reporting segments to conform to the current year presentation, reflecting the change in our reporting segments that occurred in the three months ended September 30, 2010.

	Net Sales Orders (1)

	Three Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
East	603	673	(10)%	$135.4	$155.8	(13)%	$224,500	$231,500	(3)%
Midwest	269	336	(20)%	68.0	96.2	(29)%	252,800	286,300	(12)%
Southeast	1,143	1,300	(12)%	216.2	239.4	(10)%	189,200	184,200	3%
South Central	1,843	2,556	(28)%	318.3	442.1	(28)%	172,700	173,000	— %
Southwest	349	579	(40)%	64.3	100.8	(36)%	184,200	174,100	6%
West	736	994	(26)%	224.7	283.3	(21)%	305,300	285,000	7%

	4,943	6,438	(23)%	$1,026.9	$1,317.6	(22)%	$207,700	$204,700	1%

	Six Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
East	1,003	1,070	(6)%	$223.4	$253.0	(12)%	$222,700	$236,400	(6)%
Midwest	455	571	(20)%	119.2	161.9	(26)%	262,000	283,500	(8)%
Southeast	1,912	2,115	(10)%	365.0	393.0	(7)%	190,900	185,800	3%
South Central	3,005	4,051	(26)%	523.0	701.3	(25)%	174,000	173,100	1%
Southwest	604	985	(39)%	111.7	172.8	(35)%	184,900	175,400	5%
West	1,327	1,683	(21)%	390.3	485.7	(20)%	294,100	288,600	2%

	8,306	10,475	(21)%	$1,732.6	$2,167.7	(20)%	$208,600	$206,900	1%

	Sales Order Cancellations

	Three Months Ended March 31,
	Cancelled Sales Orders			Value (In millions)			Cancellation Rate (2)
	2011	2010		2011	2010		2011	2010
East	161	128		$33.3	$29.4		21%	16%
Midwest	43	67		11.5	18.1		14%	17%
Southeast	429	325		78.1	57.3		27%	20%
South Central	675	761		114.2	127.0		27%	23%
Southwest	172	203		29.0	34.5		33%	26%
West	172	191		52.4	54.5		19%	16%

	1,652	1,675		$318.5	$320.8		25%	21%

	Six Months Ended March 31,
	Cancelled Sales Orders			Value (In millions)			Cancellation Rate (2)
	2011	2010		2011	2010		2011	2010
East	304	247		$64.7	$57.5		23%	19%
Midwest	80	119		20.7	33.7		15%	17%
Southeast	684	600		124.5	103.7		26%	22%
South Central	1,271	1,378		215.9	227.5		30%	25%
Southwest	302	362		51.6	61.1		33%	27%
West	349	368		102.9	106.0		21%	18%

	2,990	3,074		$580.3	$589.5		26%	23%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

  Net Sales Orders
     The value of net sales orders decreased 22%, to $1,026.9 million (4,943 homes) for the three months ended March 31, 2011, from $1,317.6 million (6,438 homes) for the same period of 2010. The value of net sales orders decreased 20%, to $1,732.6 million (8,306 homes) for the six months ended March 31, 2011, from $2,167.7 million (10,475 homes) for the same period of 2010. The number of net sales orders decreased 23% and 21% for the three and six-month periods ended March 31, 2011, respectively. Net sales orders in the prior year periods benefitted from the federal homebuyer tax credit, while the current year periods did not have a similar benefit. Since the expiration of the federal homebuyer tax credit, demand for new homes has declined significantly. This decline in demand indicates that market conditions remain weak and the timing of a sustainable housing recovery is uncertain. Historically, especially prior to the onset of the current downturn in the housing market, our first fiscal quarter is our weakest quarter in terms of sales orders, and we would experience sequential improvement in sales orders in the second and third quarters during the spring season and into early summer. We experienced this seasonal increase in our net sales orders during the current quarter, but our outlook remains cautious given the uncertainty in the market.
     In comparing the three and six-month periods ended March 31, 2011 to the same periods of 2010, the volume of net sales orders decreased in all of our regions. The volume of net sales orders in our East and Southeast regions decreased to a lesser degree than the other regions as a result of new communities in the Carolinas and Florida. Higher cancellation rates, which were experienced in most regions, also contributed to the decline in net sales orders. Our sales volumes in the future will depend on the strength of the overall economy, employment levels and our ability to successfully implement our operating strategies in each of our markets.
     In comparing the three and six-month periods ended March 31, 2011 to the same periods of 2010, the value of net sales orders decreased in all of our market regions, primarily due to decreases in the number of homes sold. In our Midwest and East regions, the decline in average selling price was also a factor, reflecting both weakening market conditions and product positioning to target first-time homebuyers.
     The average price of our net sales orders in the three and six months ended March 31, 2011 was $207,700 and $208,600, respectively, slightly higher than the averages of $204,700 and $206,900 in the comparable periods of 2010. We will continue our efforts to offer affordable product offerings to our target customer base and will seek to adjust our product mix, geographic mix and pricing within our homebuilding markets to meet market conditions.
     Our sales order cancellation rates (cancelled sales orders divided by gross sales orders for the period) during the three and six months ended March 31, 2011 were 25% and 26%, respectively, compared to 21% and 23% during the same periods of 2010. These cancellation rates continue to be above historical levels. Our ability to reduce the cancellation rate to historical levels depends largely on the strength of the overall economy and our ability to successfully implement our operating strategies in each of our markets. We anticipate that cancellation rates will continue to fluctuate significantly until there is sustained stability in market conditions.

	Sales Order Backlog

	As of March 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
East	608	651	(7)%	$132.6	$148.5	(11)%	$218,100	$228,100	(4)%
Midwest	278	370	(25)%	76.6	107.2	(29)%	275,500	289,700	(5)%
Southeast	1,263	1,273	(1)%	242.0	246.2	(2)%	191,600	193,400	(1)%
South Central	2,070	2,605	(21)%	363.2	455.2	(20)%	175,500	174,700	— %
Southwest	423	580	(27)%	75.5	100.0	(25)%	178,500	172,400	4%
West	639	835	(23)%	199.4	249.8	(20)%	312,100	299,200	4%

	5,281	6,314	(16)%	$1,089.3	$1,306.9	(17)%	$206,300	$207,000	— %

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

	Homes Closed and Home Sales Revenue

	Three Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
East	428	422	1%	$93.5	$103.9	(10)%	$218,500	$246,200	(11)%
Midwest	209	249	(16)%	54.9	71.1	(23)%	262,700	285,500	(8)%
Southeast	714	791	(10)%	141.7	144.0	(2)%	198,500	182,000	9%
South Central	1,323	1,668	(21)%	228.1	287.0	(21)%	172,400	172,100	— %
Southwest	274	364	(25)%	50.0	67.8	(26)%	182,500	186,300	(2)%
West	568	766	(26)%	164.8	221.0	(25)%	290,100	288,500	1%

	3,516	4,260	(17)%	$733.0	$894.8	(18)%	$208,500	$210,000	(1)%

	Six Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
East	867	978	(11)%	$194.3	$231.1	(16)%	$224,100	$236,300	(5)%
Midwest	424	590	(28)%	112.7	159.7	(29)%	265,800	270,700	(2)%
Southeast	1,461	1,811	(19)%	285.5	325.9	(12)%	195,400	180,000	9%
South Central	2,626	3,808	(31)%	457.0	648.6	(30)%	174,000	170,300	2%
Southwest	586	897	(35)%	108.1	159.2	(32)%	184,500	177,500	4%
West	1,189	1,705	(30)%	336.5	478.5	(30)%	283,000	280,600	1%

	7,153	9,789	(27)%	$1,494.1	$2,003.0	(25)%	$208,900	$204,600	2%

  Home Sales Revenue
     Revenues from home sales decreased 18%, to $733.0 million (3,516 homes closed) for the three months ended March 31, 2011, from $894.8 million (4,260 homes closed) for the comparable period of 2010. Revenues from home sales decreased 25%, to $1,494.1 million (7,153 homes closed) for the six months ended March 31, 2011, from $2,003.0 million (9,789 homes closed) for the comparable period of 2010. The average selling price of homes closed during the three months ended March 31, 2011 was $208,500, down 1% from the $210,000 average for the same period of 2010. The average selling price of homes closed during the six months ended March 31, 2011 was $208,900, up 2% from the $204,600 average for the same period of 2010. The increase in average selling price in our Southeast region was primarily attributable to a change in product mix that resulted in more home closings from detached product than attached product in the current year periods. During the three and six months ended March 31, 2011, home sales revenues decreased in all of our market regions, resulting from decreases in the number of homes closed.
     The number of homes closed in the three and six months ended March 31, 2011 decreased 17% and 27%, respectively, due to significant decreases in most of our market regions. The federal homebuyer tax credit helped stimulate demand for new homes during the prior year periods and following its expiration we have experienced a significant decline in demand for our homes as reflected in our current year results. Considering the decline in net sales orders during recent quarters as compared to the prior year, we expect to close fewer homes in fiscal 2011 than we closed in fiscal 2010. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and amount of revenue we will generate.

Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Gross profit – Home sales	16.2%	18.0%	15.9%	17.5%

Gross profit – Land/lot sales	— %	25.0%	— %	22.2%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(2.0)%	(0.3)%	(1.5)%	(0.2)%

Gross profit – Total homebuilding	14.3%	17.8%	14.3%	17.3%
Selling, general and administrative expense	16.8%	14.4%	16.1%	12.8%

Interest expense	2.0%	2.5%	2.1%	2.5%
Loss (gain) on early retirement of debt, net	0.4%	— %	0.3%	(0.1)%

Other (income)	(0.5)%	(0.4)%	(0.4)%	(0.3)%
Income (loss) before income taxes	(4.4)%	1.2%	(3.8)%	2.4%
  Home Sales Gross Profit
     Gross profit from home sales decreased by 26%, to $119.1 million for the three months ended March 31, 2011, from $161.1 million for the comparable period of 2010. As a percentage of home sales revenues, gross profit from home sales decreased 180 basis points, to 16.2%. The reduction in gross profit from home sales was primarily due to the increased levels of incentives and discounts needed to sell homes in this difficult market environment, which narrowed the range between our selling prices and costs of our homes in most of our markets, causing approximately 210 basis points of the decline in home sales gross profit. This decrease was partially offset by a 30 basis point increase in home sales gross profit resulting from a decrease in the amortization of capitalized interest and property taxes as a percentage of home sales revenue.
     Gross profit from home sales decreased by 32%, to $237.7 million for the six months ended March 31, 2011, from $350.5 million for the comparable period of 2010. As a percentage of home sales revenues, gross profit from home sales decreased 160 basis points, to 15.9%. Generally, the factors impacting gross margin for the six-month period ended March 31, 2011 were similar to those discussed for the three-month period. Specifically, the narrowing of the range between our selling prices and costs of our homes caused 180 basis points of the decline, which was partially offset by a 20 basis point increase in home sales gross profit resulting from a decrease in the amortization of capitalized interest and property taxes as a percentage of home sales revenue.
     To the extent we utilize sales incentives and price adjustments to increase the level of home closings, gross profit percentages will continue to be impacted.
  Land Sales Revenue
     Land sales revenues decreased to $0.1 million and increased to $6.0 million in the three and six months ended March 31, 2011, respectively, from $2.0 million and $2.7 million in the comparable periods of 2010. Fluctuations in revenues from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we also sell residential lots or land parcels to manage our land and lot supply. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales fluctuate from period to period. As of March 31, 2011, we had $17.2 million of land held for sale that we expect to sell in the next twelve months.

	Inventory Impairments and Land Option Cost Write-offs
	Three Months Ended March 31,
	2011			2010
					Land Option
	Inventory	Land Option		Inventory	Cost Write-offs
	Impairments	Cost Write-offs	Total	Impairments	(Recoveries)	Total
	(In millions)

East	$1.9	$0.2	$2.1	$2.0	$(0.4)	$1.6

Midwest	—	0.1	0.1	—	—	—

Southeast	4.1	0.6	4.7	0.3	0.1	0.4

South Central	0.2	0.1	0.3	—	0.2	0.2

Southwest	—	0.1	0.1	—	—	—

West	6.8	0.2	7.0	—	0.2	0.2

	$13.0	$1.3	$14.3	$2.3	$0.1	$2.4

	Six Months Ended March 31,
	2011			2010
					Land Option
	Inventory	Land Option		Inventory	Cost Write-offs
	Impairments	Cost Write-offs	Total	Impairments	(Recoveries)	Total
	(In millions)

East	$1.9	$0.2	$2.1	$2.0	$(0.4)	$1.6

Midwest	—	0.5	0.5	—	—	—

Southeast	4.7	0.6	5.3	1.6	—	1.6

South Central	0.2	0.2	0.4	0.2	0.2	0.4

Southwest	2.2	0.1	2.3	0.3	—	0.3

West	10.4	1.7	12.1	—	(0.3)	(0.3)

	$19.4	$3.3	$22.7	$4.1	$(0.5)	$3.6

	Carrying Values of Potentially Impaired and Impaired Communities
	at March 31, 2011
		Inventory with		Communities with Impairment Charges Recorded
		Impairment Indicators		at March 31, 2011
					Inventory
	Total				Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
	(Values in millions)

East	205	16	$106.9	3	$9.8	$7.9

Midwest	62	13	76.6	—	—	—

Southeast	329	21	78.6	5	12.6	8.5

South Central	312	14	35.9	1	1.5	1.3

Southwest	70	8	39.4	—	—	—

West	186	25	154.0	4	35.5	28.7

	1,164	97	$491.4	13	$59.4	$46.4

	Carrying Values of Potentially Impaired and Impaired Communities
	at September 30, 2010
		Inventory with		Communities with Impairment Charges Recorded
		Impairment Indicators		at September 30, 2010
					Inventory
	Total				Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
	(Values in millions)

East	181	7	$69.9	1	$4.4	$2.8

Midwest	60	13	94.1	3	11.3	6.4

Southeast	308	12	42.7	2	11.8	2.8

South Central	324	19	64.1	6	31.0	18.0

Southwest	89	8	36.5	1	1.2	0.9

West	181	13	102.5	1	3.4	3.1

	1,143	72	$409.8	14	$63.1	$34.0

(1)	A community may consist of land held for development, residential land and lots developed and under development, and construction in progress and finished homes. A particular community often includes inventory in more than one category. Further, a community may contain multiple parcels with varying product types (e.g. entry level and move-up single family detached, as well as attached product types). Some communities have no homes under construction, finished homes, or current home sales efforts or activity.
  Inventory Impairments and Land Option Cost Write-offs
     At March 31, 2011, the assumptions utilized in our quarterly impairment evaluation reflected our expectation of continued challenging conditions and uncertainties in the homebuilding industry and in our markets. As we continue to evaluate the strength of the economy (measured largely in terms of job growth), the level of underlying demand for new homes and our operating performance, the level of impairments in future quarters will likely fluctuate and may increase.
     Our impairment evaluation indicated communities with a combined carrying value of $491.4 million as of March 31, 2011 had indicators of potential impairment, and these communities were evaluated for impairment. The analysis of the large majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that we do not intend to develop or operate in current market conditions, slight increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, we estimated the remaining lives of these communities to range from six months to in excess of ten years. In performing this analysis, we utilized a range of discount rates for communities of 14% to 18%. Through this evaluation process, we determined that communities with a carrying value of $59.4 million as of March 31, 2011, were impaired. As a result, during the three months ended March 31, 2011, we recorded impairment charges of $13.0 million to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $2.3 million of impairment charges in the same period of 2010. During the six months ended March 31, 2011 and 2010, impairment charges totaled $19.4 million and $4.1 million, respectively. In the three months ended March 31, 2011, approximately 71% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 29% of the charges were recorded to construction in progress and finished homes inventory, compared to 81% and 19%, respectively, in the same period of 2010. In the six months ended March 31, 2011, approximately 73% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 27% of the charges were recorded to construction in progress and finished homes inventory, compared to 74% and 26%, respectively, in the same period of 2010.
     Of the remaining $432.0 million carrying value of communities with impairment indicators which were determined not to be impaired at March 31, 2011, the largest concentrations were in California (23%), Illinois (14%), Florida (10%), Arizona (9%), Texas (7%) and New Jersey (7%). It is possible that our estimate of undiscounted cash flows from these communities may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to develop the lots and construct the homes. The pricing and incentive levels are often inter-related with sales pace within a community, such that a price reduction can typically be expected to increase the sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new homes and existing homes, some of which may result from foreclosures. If conditions in the broader economy, homebuilding industry or specific markets in which we operate worsen, and as we re-evaluate specific community pricing and incentives, construction and development plans, and our overall land sale strategies, we may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges.
     Based on our quarterly reviews of land and lot option contracts, we have written off earnest money deposits and pre-acquisition costs related to contracts for land or lots which are not expected to be acquired. During the three-month periods ended March 31, 2011 and 2010, we wrote off $1.3 million and $0.1 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts. During the six-month periods ended March 31, 2011 and 2010, we wrote off $3.3 million and recovered $0.5 million, respectively, of such deposits and costs. At March 31, 2011, outstanding earnest money deposits and pre-acquisition costs associated with our portfolio of land and lot option purchase contracts totaled $13.6 million and $11.1 million, respectively.
     In the three and six-month periods ended March 31, 2011, inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 200 basis points and 150 basis points, respectively, compared to 30 basis points and 20 basis points, respectively, in the same periods of 2010.
  Selling, General and Administrative (SG&A) Expense
     SG&A expense from homebuilding activities decreased 4% to $123.2 million in the three months ended March 31, 2011, and 6% to $242.0 million in the six months ended March 31, 2011, from the comparable periods of 2010. As a percentage of homebuilding revenues, SG&A expense increased 240 basis points, to 16.8% and 330 basis points, to 16.1% in the three and six-month periods ended March 31, 2011, respectively, from 14.4% and 12.8% in the comparable periods of 2010. The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 57% and 58% of SG&A costs in the three and six-month periods ended March 31, 2011, respectively, and 58% and 59% in the comparable periods of fiscal 2010. These costs decreased by 7%, to $69.7 million, and by 8% to $140.0 million in the three and six months ended March 31, 2011, respectively, primarily due to a decline in the level of incentive compensation. Our homebuilding operations employed approximately 2,560 and 2,500 employees at March 31, 2011 and 2010, respectively.
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
  Interest Incurred
     Homebuilding interest costs are incurred relative to the average level of our homebuilding debt outstanding during the period. Comparing the three and six months ended March 31, 2011 with the same periods of 2010, interest incurred related to homebuilding debt decreased 26% to $33.8 million, and 28% to $69.1 million, respectively, due to decreases of 25% and 29% in our average homebuilding debt.
     We capitalize homebuilding interest costs to inventory during active development and construction. Due to the decrease in the size of our operations, our inventory under active development and construction has been lower than our debt level; therefore, a portion of our interest incurred must be expensed. We expensed $14.7 million and $31.0 million of homebuilding interest during the three and six-month periods ended March 31, 2011, respectively, compared to $22.7 million and $49.6 million of interest in the same periods of 2010. Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, was 3.2% of total home and land/lot cost of sales in the three and six-month periods ended March 31, 2011, respectively, compared to 3.5% in the same periods of 2010.
  Gain/Loss on Early Retirement of Debt
     During the three and six months ended March 31, 2011, we retired $64.7 million and $127.2 million principal amount of our senior notes prior to their maturity. As a result of the early retirement of these notes, we recognized a net loss of $2.7 million and $4.2 million in the respective current year periods, which represents the difference between the principal amount of the notes and the aggregate purchase price plus any unamortized discounts and fees.
     During the three and six months ended March 31, 2010, in addition to repaying maturing senior notes, we retired $234.4 million and $407.6 million principal amount of our senior notes prior to their maturity, which resulted in a net gain of $1.6 million in the six-month period ended March 31, 2010.
     On April 15, 2011, we redeemed the remaining $112.3 million principal amount of our 5.375% senior notes due 2012. These notes were redeemed for $120.5 million, which included $2.0 million of unpaid interest and resulted in a loss on early retirement of debt of $6.3 million.
  Other Income
     Other income, net of other expenses, associated with homebuilding activities was $3.4 million and $5.6 million in the three and six months ended March 31, 2011, respectively, compared to $3.6 million and $5.4 million in the same periods of 2010. The largest component of other income in all four periods was interest income.

    Homebuilding Results by Reporting Region

	Three Months Ended March 31,
	2011			2010
		Homebuilding			Homebuilding
		Income (Loss)	% of		Income (Loss)	% of
	Homebuilding	Before	Region	Homebuilding	Before	Region
	Revenues	Income Taxes (1)	Revenues	Revenues	Income Taxes (1)	Revenues
	(In millions)

East	$93.5	$(8.1)	(8.7)%	$103.9	$(4.3)	(4.1)%

Midwest	54.9	(8.5)	(15.5)%	71.2	(4.4)	(6.2)%

Southeast	141.8	(11.9)	(8.4)%	145.5	(2.8)	(1.9)%

South Central	228.1	6.4	2.8%	287.3	16.2	5.6%

Southwest	50.0	1.1	2.2%	67.9	0.3	0.4%

West	164.8	(11.4)	(6.9)%	221.0	6.1	2.8%

	$733.1	$(32.4)	(4.4)%	$896.8	$11.1	1.2%

	Six Months Ended March 31,
	2011			2010
		Homebuilding			Homebuilding
		Income (Loss)	% of		Income (Loss)	% of
	Homebuilding	Before	Region	Homebuilding	Before	Region
	Revenues	Income Taxes (1)	Revenues	Revenues	Income Taxes (1)	Revenues
	(In millions)

East	$194.3	$(12.6)	(6.5)%	$231.2	$(2.3)	(1.0)%

Midwest	112.7	(13.2)	(11.7)%	159.9	(4.8)	(3.0)%

Southeast	290.6	(13.8)	(4.7)%	327.8	(1.8)	(0.5)%

South Central	457.9	11.1	2.4%	649.1	41.6	6.4%

Southwest	108.1	(2.0)	(1.9)%	159.2	5.0	3.1%

West	336.5	(26.1)	(7.8)%	478.5	9.5	2.0%

	$1,500.1	$(56.6)	(3.8)%	$2,005.7	$47.2	2.4%

(1)	Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating our corporate office. The amortization of capitalized interest and property taxes is allocated to each segment based on the segment’s revenue, while interest expense and those expenses associated with the corporate office are allocated to each segment based on the segment’s average inventory.
     East Region — Homebuilding revenues decreased 10% and 16% in the three and six months ended March 31, 2011, respectively, from the comparable periods of 2010. In the three-month period, the decrease was due to a decrease in the average selling price of homes closed, whereas a decrease in the number of homes closed was the primary factor for the decrease in the six-month period. The largest decreases in closings volume occurred in our New Jersey and Virginia markets. The region reported losses before income taxes of $8.1 million and $12.6 million in the three and six months ended March 31, 2011, respectively, compared to losses of $4.3 million and $2.3 million for the same periods of 2010, primarily as a result of declines in revenue and gross profit. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) decreased 220 basis points and 280 basis points in the three and six months ended March 31, 2011, respectively, compared to the same periods of 2010 due to the increased use of incentives to sell homes and weakening market conditions during the current year periods. While total SG&A expenses in the three and six-month periods were essentially unchanged from the prior year periods, they increased as a percentage of homebuilding revenues and contributed 230 basis points and 290 basis points, respectively, to the increase in the region’s losses before income taxes as a percentage of homebuilding revenues.
     Midwest Region — Homebuilding revenues decreased 23% and 30% in the three and six months ended March 31, 2011, respectively, from the comparable periods of 2010. These decreases were primarily due to decreases in the number of homes closed in all of the region’s markets. The region reported losses before income taxes of $8.5 million and $13.2 million in the three and six months ended March 31, 2011, compared to losses of $4.4 million and

$4.8 million for the same periods of 2010, primarily as a result of declines in revenue and gross profit. Home sales gross profit percentage decreased 760 basis points and 560 basis points in the three and six months ended March 31, 2011, respectively, compared to the same periods of 2010 due to construction defect claims in our Denver market as well as the increased use of incentives to sell homes and weakening market conditions, primarily in our Minnesota market. While total SG&A expenses in the three and six-month periods decreased from the prior year periods, they increased as a percentage of homebuilding revenues and contributed 220 basis points and 310 basis points, respectively, to the increase in the region’s losses before income taxes as a percentage of homebuilding revenues.
     Southeast Region — Homebuilding revenues decreased 3% and 11% in the three and six months ended March 31, 2011, respectively, from the comparable periods of 2010. These decreases were due to decreases in the number of homes closed, partially offset by increases in the average selling prices of those homes. The largest decreases in closings volume occurred in our Atlanta and Orlando markets. The region reported losses before income taxes of $11.9 million and $13.8 million in the three and six months ended March 31, 2011, respectively, compared to losses of $2.8 million and $1.8 million for the same periods of 2010, primarily as a result of declines in revenue and gross profit. Home sales gross profit percentage decreased 220 basis points and 50 basis points in the three and six months ended March 31, 2011, respectively, compared to the same periods of 2010 due to lower margins on homes closed in our North Florida and Mobile markets. As a percentage of homebuilding revenues, total SG&A expenses increased in the three and six-month periods from the prior year periods, contributing 220 basis points and 280 basis points, respectively, to the increase in the region’s losses before income taxes as a percentage of homebuilding revenues.
     South Central Region — Homebuilding revenues decreased 21% and 29% in the three and six months ended March 31, 2011, respectively, from the comparable periods of 2010. These decreases were due to decreases in the number of homes closed in all of the region’s markets. The region reported income before income taxes of $6.4 million and $11.1 million in the three and six months ended March 31, 2011, compared to income of $16.2 million and $41.6 million for the same periods of 2010, primarily as a result of declines in revenue and gross profit. Home sales gross profit percentage decreased 210 basis points and 180 basis points in the three and six months ended March 31, 2011, respectively, compared to the same periods of 2010 due to lower margins in all of the region’s markets. While total SG&A expenses in the three and six-month periods decreased from the prior year periods, they increased as a percentage of homebuilding revenues and contributed 100 basis points and 230 basis points, respectively, to the region’s decrease in income before income taxes as a percentage of homebuilding revenues.
     Southwest Region — Homebuilding revenues decreased 26% and 32% in the three and six months ended March 31, 2011, respectively, from the comparable periods of 2010. These decreases were due to decreases in the number of homes closed, with the largest decrease occurring in our Albuquerque market. The region reported income before income taxes of $1.1 million and loss before income taxes of $2.0 million in the three and six months ended March 31, 2011, respectively, compared to income of $0.3 million and $5.0 million for the same periods of 2010. Home sales gross profit percentage increased 250 basis points and decreased 110 basis points in the three and six months ended March 31, 2011, respectively, compared to the same periods of 2010. In both of the current year periods, gross profit was negatively impacted by the increased use of incentives to sell homes and weakening market conditions in all of the region’s markets. However, during the three-month period ended March 31, 2011, the increased use of incentives was offset by subcontractor recoveries on previously incurred construction defect claims, the effect of which resulted in an overall increase in the gross profit percentage. Also contributing to the decrease in gross profit percentage in the six-month period ended March 31, 2011, inventory impairment charges and earnest money and pre-acquisition cost write-offs increased to $2.3 million, from $0.3 million in the prior year period.
     West Region — Homebuilding revenues decreased 25% and 30% in the three and six months ended March 31, 2011, respectively, from the comparable periods of 2010. These decreases were due to decreases in the number of homes closed, with the largest decreases occurring in our Southern California, Portland and Seattle markets. The region reported losses before income taxes of $11.4 million and $26.1 million in the three and six months ended March 31, 2011, compared to income of $6.1 million and $9.5 million for the same periods of 2010, primarily as a result of declines in revenue. In addition, inventory impairment charges and earnest money and pre-acquisition cost write-offs were $7.0 million and $12.1 million in the three and six months ended March 31, 2011, respectively, compared to write-offs of $0.2 million and net recoveries of $0.3 million in the same periods of 2010. The region’s home sales gross profit percentage increased 40 basis points in the three months ended March 31, 2011 and was unchanged for the six months ended March 31, 2011, compared to the same periods of 2010. While total SG&A expenses in the three and six-month periods were essentially unchanged from the prior year periods, they increased as a percentage of homebuilding revenues and contributed 510 basis points and 560 basis points, respectively, to the region’s losses before income taxes as a percentage of homebuilding revenues.

LAND AND LOT POSITION AND HOMES IN INVENTORY
     The following is a summary of our land and lot position and homes in inventory at March 31, 2011 and September 30, 2010:

	As of March 31, 2011				As of September 30, 2010
		Lots				Lots
		Controlled				Controlled
		Under Lot	Total			Under Lot	Total
		Option and	Land/Lots	Homes		Option and	Land/Lots	Homes
	Land/Lots	Similar	Owned and	in	Land/Lots	Similar	Owned and	in
	Owned	Contracts (1)	Controlled	Inventory	Owned	Contracts (1)	Controlled	Inventory

East	10,800	5,100	15,900	1,300	10,600	4,900	15,500	1,300

Midwest	5,500	500	6,000	600	6,000	600	6,600	700

Southeast	23,100	10,000	33,100	2,400	24,000	11,300	35,300	1,900

South Central	22,000	8,500	30,500	3,500	21,300	9,300	30,600	3,100

Southwest	5,300	1,100	6,400	900	5,700	1,300	7,000	900

West	22,000	2,000	24,000	1,800	22,100	2,300	24,400	1,600

	88,700	27,200	115,900	10,500	89,700	29,700	119,400	9,500

	77%	23%	100%		75%	25%	100%

(1)	Excludes approximately 7,000 and 7,300 lots at March 31, 2011 and September 30, 2010, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contract has not yet been terminated. We have reserved the deposits related to these contracts.
     At March 31, 2011, we owned or controlled approximately 115,900 lots, compared to approximately 119,400 lots at September 30, 2010. Of the 115,900 total lots, we controlled approximately 27,200 lots (23%), with a total remaining purchase price of approximately $912.5 million, through land and lot option purchase contracts with a total of $13.6 million in earnest money deposits. At March 31, 2011, approximately 23,100 of our owned lots were finished.
     We had a total of approximately 10,500 homes in inventory, including approximately 1,200 model homes at March 31, 2011, compared to approximately 9,500 homes in inventory, including approximately 1,200 model homes at September 30, 2010. Of our total homes in inventory, approximately 5,500 and 5,200 were unsold at March 31, 2011 and September 30, 2010, respectively. At March 31, 2011, approximately 2,400 of our unsold homes were completed, of which approximately 900 homes had been completed for more than six months. At September 30, 2010, approximately 3,200 of our unsold homes were completed, of which approximately 800 homes had been completed for more than six months.
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

RESULTS OF OPERATIONS – FINANCIAL SERVICES
     The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and six-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,			Six Months Ended March 31,
	2011	2010	% Change	2011	2010	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	2,152	2,602	(17)%	4,410	5,987	(26)%
Number of homes closed by D.R. Horton	3,516	4,260	(17)%	7,153	9,789	(27)%
DHI Mortgage capture rate	61%	61%		62%	61%

Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	2,169	2,611	(17)%	4,450	6,025	(26)%
Total number of loans originated or brokered by DHI Mortgage	2,503	2,825	(11)%	5,269	6,603	(20)%
Captive business percentage	87%	92%		84%	91%

Loans sold by DHI Mortgage to third parties	2,400	2,483	(3)%	5,404	6,466	(16)%

	Three Months Ended March 31,			Six Months Ended March 31,
	2011	2010	% Change	2011	2010	% Change
	(In millions)

Loan origination fees	$3.7	$3.6	3%	$7.8	$8.2	(5)%

Sale of servicing rights and gains from sale of mortgages	11.3	13.0	(13)%	23.9	27.6	(13)%

Recourse expense	(2.5)	(5.7)	(56)%	(4.2)	(8.6)	(51)%

Sale of servicing rights and gains from sale of mortgages, net	8.8	7.3	21%	19.7	19.0	4%

Other revenues	1.9	1.3	46%	4.3	3.3	30%

Reinsurance expense	(0.6)	—		(1.2)	(0.8)	50%

Other revenues, net	1.3	1.3	—%	3.1	2.5	24%

Total mortgage operations revenues	13.8	12.2	13%	30.6	29.7	3%

Title policy premiums, net	4.2	4.5	(7)%	8.6	10.2	(16)%

Total revenues	18.0	16.7	8%	39.2	39.9	(2)%

General and administrative expense	18.2	17.4	5%	37.1	36.0	3%

Interest expense	0.1	0.2	(50)%	0.4	0.7	(43)%

Interest and other (income)	(1.9)	(1.9)	—%	(4.2)	(4.4)	(5)%

Income before income taxes	$1.6	$1.0	60%	$5.9	$7.6	(22)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues (1)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Recourse and reinsurance expense	14.7%	25.4%	12.1%	19.1%

General and administrative expense	86.3%	77.7%	83.2%	73.0%

Interest expense	0.5%	0.9%	0.9%	1.4%

Interest and other (income)	(9.0)%	(8.5)%	(9.4)%	(8.9)%

Income before income taxes	7.6%	4.5%	13.2%	15.4%
          (1)  Excludes the effects of recourse and reinsurance charges on financial services revenues

  Mortgage Loan Activity
     In the three and six-month periods ended March 31, 2011, total first-lien loans originated or brokered by DHI Mortgage for our homebuyers decreased by 17% and 26%, respectively, corresponding to the decrease in the number of homes closed by our homebuilding operations of 17% and 27%, respectively. Our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) was 61% and 62% in the three and six-month periods ended March 31, 2011, respectively, which is consistent with the 61% rate in the prior year periods.
     Home closings from our homebuilding operations constituted 87% and 84% of DHI Mortgage loan originations in the three and six-month periods ended March 31, 2011, respectively, compared to 92% and 91% in the comparable periods of 2010. These consistently high rates reflect DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations. The relatively lower captive percentages in the current year periods reflect a higher level of refinancing activity than in the prior year periods.
     The number of loans sold to third-party purchasers decreased by 3% and 16% in the three and six months ended March 31, 2011, respectively, from the comparable periods of 2010, while the number of loans originated decreased by 11% and 20%, respectively, between such periods. Fluctuations in the volume of loans sold for a given period may not correspond to the change in loan origination volume because of the timing of loan sales, which typically occur within 30 days of origination. Therefore, loan sales for any quarter generally represent the loans originated in the last month of the prior quarter plus the first two months of the current quarter. Virtually all of the mortgage loans originated during the six months ended March 31, 2011 and mortgage loans held for sale on March 31, 2011 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (GNMA). Approximately 85% of the mortgage loans sold by DHI Mortgage during the six months ended March 31, 2011 were sold to two major financial institutions pursuant to their loan purchase agreements. If we are unable to sell our mortgages to these or other purchasers, our ability to originate and sell mortgage loans could be significantly reduced and the profitability of our financial services operations would be negatively impacted.
  Financial Services Revenues and Expenses
     Revenues from the financial services segment increased 8% and decreased 2%, to $18.0 million and $39.2 million in the three and six months ended March 31, 2011, from $16.7 million and $39.9 million in the comparable periods of 2010. Although the volume of loan originations decreased 11% and 20% in the three and six months ended March 31, 2011, respectively, loan origination fees increased 3% and decreased 5% in the same periods due to minor pricing changes during the current year periods. Compared to the prior year periods, revenues in the current year periods benefitted from decreases in recourse expense. Charges related to recourse obligations were $2.5 million and $4.2 million in the three and six-month periods ended March 31, 2011, respectively, compared to $5.7 million and $8.6 million in the same periods of 2010. The calculation of our required repurchase loss reserve is based upon an analysis of repurchase requests received, our actual repurchases and losses through the disposition of such loans or requests, discussions with our mortgage purchasers and analysis of the mortgages we originated. During the three months ended March 31, 2011, such reserves decreased primarily as a result of DHI Mortgage reaching a full settlement with a significant third-party purchaser on the majority of loans previously sold to that third party. While we believe that we have adequately reserved for losses on known and projected repurchase requests, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional recourse expense may be incurred. Additionally, a subsidiary of ours reinsured a portion of the private mortgage insurance written on loans originated by DHI Mortgage in prior years. Charges to increase reserves for expected losses on the reinsured loans were $0.6 million and $1.2 million in the three and six-month periods ended March 31, 2011, respectively, compared to $0 and $0.8 million in the same periods of 2010.
     As a percentage of financial services revenues, excluding the effects of recourse and reinsurance expense, general and administrative (G&A) expense in the three and six-month periods ended March 31, 2011 increased to 86.3% and 83.2%, respectively, from 77.7% and 73.0%, respectively, in the comparable periods of 2010. The increases were due to the reduction in revenue (excluding the effects of recourse and reinsurance expense) resulting from the decreases in mortgage loan volume, as well as slight increases in G&A expense compared to the prior year periods. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur as some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

RESULTS OF OPERATIONS - CONSOLIDATED
  Income (Loss) before Income Taxes
     Loss before income taxes for the three months ended March 31, 2011 was $30.8 million, compared to income before income taxes of $12.1 million for the same period of 2010. Loss before income taxes for the six months ended March 31, 2011 was $50.7 million, compared to income before income taxes of $54.8 million for the same period of 2010. The difference in our operating results for the current year periods compared to a year ago is primarily due to a lower volume of homes closed which resulted in lower revenues and a lower gross profit from home sales revenues.
  Income Taxes
     The benefit from income taxes attributable to continuing operations for the three and six months ended March 31, 2011 was $58.6 million and $58.1 million, respectively, compared to a provision for and benefit from income taxes of $0.7 million and $148.6 million in the comparable periods of the prior year. The benefit from income taxes in the current year periods was due to us receiving a favorable result from the Internal Revenue Service (IRS) on a ruling request concerning the capitalization of inventory costs, allowing us to reduce our unrecognized tax benefits and corresponding interest by $59.2 million. The benefit from income taxes in the prior year period resulted from net operating loss (NOL) carrybacks. We do not have meaningful effective tax rates for these periods because our net deferred tax assets are offset fully by a valuation allowance.
     We had income taxes receivable of $14.0 million and $16.0 million at March 31, 2011 and September 30, 2010, respectively. The income taxes receivable at March 31, 2011 relates to federal and state income tax refunds we expect to receive.
     At March 31, 2011 and September 30, 2010, our net deferred tax assets, which are fully offset by a valuation allowance, were $856.4 million and $902.6 million, respectively. The realization of our deferred tax assets ultimately depends upon the existence of sufficient taxable income in future periods. We continue to analyze the positive and negative evidence in determining the need for a valuation allowance with respect to our deferred tax assets. The valuation allowance could be reduced in future periods if there is sufficient evidence indicating it is more likely than not that a portion or all of our deferred tax assets will be realized. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our deferred tax assets and consolidated results of operations or financial position.
     We classify interest and penalties on income taxes as income tax expense. At March 31, 2011, the amount of our unrecognized tax benefits was $18.5 million, with a related accrual for interest of $5.4 million. A reduction of $3.3 million in the amount of unrecognized tax benefits and accrued interest with respect to state issues is reasonably possible within the next 12 months and would result in a benefit from income taxes in the consolidated statement of operations.
     We are subject to federal income tax and to income tax in multiple states. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2004 through 2010. We are currently being audited by various states and our federal NOL refunds from fiscal 2008 and 2009 are subject to Congressional Joint Committee review.

CAPITAL RESOURCES AND LIQUIDITY
     We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. During the challenging homebuilding market conditions experienced over the past few years, we have been operating with a primary focus to generate cash flows through reductions in assets, as well as through profitable operations. Our cash generation has also benefitted from income tax refunds. The generation of cash flow has allowed us to increase our liquidity and strengthen our balance sheet, and has placed us in a position to be able to invest in market opportunities as they arise. We do not expect to generate as much cash in fiscal 2011 as we have in any of the past four fiscal years. Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash balances to increase our operating assets. We intend to maintain adequate liquidity and balance sheet strength, and we will continue to evaluate opportunities to access the capital markets as they become available.
     At March 31, 2011, our ratio of net homebuilding debt to total capital was 18.7%, compared to 22.2% at March 31, 2010 and 16.1% at September 30, 2010. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash and marketable securities divided by total capital net of cash and marketable securities (homebuilding notes payable net of cash and marketable securities plus total equity). The decrease in our ratio of net homebuilding debt to total capital at March 31, 2011 as compared to the ratio a year earlier was primarily due to our lower debt balance at March 31, 2011, which resulted from maturities, redemptions and repurchases of senior notes. As compared to the ratio at September 30, 2010, the increase in our ratio was primarily due to a decrease in cash, which was partially offset by a reduction in our debt balance. Our ratio of net homebuilding debt to total capital remains well under our historical target operating range of 45% due to the ongoing downturn in the homebuilding market. We believe that our strong balance sheet and liquidity position will allow us to be flexible in reacting to changing market conditions. However, future period-end net homebuilding debt to total capital ratios may be higher than the 18.7% ratio achieved at March 31, 2011.
     We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its obligation under its repurchase agreement is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include our homebuilding cash and marketable securities as a reduction of our homebuilding debt and total capital. For comparison to our ratios of net homebuilding debt to capital above, at March 31, 2011 and 2010, and at September 30, 2010, our ratios of homebuilding debt to total capital, without netting cash and marketable securities balances, were 42.9%, 49.6% and 44.3%, respectively.
     We believe that we will be able to fund our near-term working capital needs and debt obligations from existing cash resources and our mortgage repurchase facility. For our longer-term capital requirements, we will evaluate the need to issue new debt or equity securities through the public capital markets or obtain additional bank financing as market conditions may permit.
   Homebuilding Capital Resources
     Cash and Cash Equivalents — At March 31, 2011, we had available homebuilding cash and cash equivalents of $1.1 billion.
     Marketable Securities — At March 31, 2011, we had marketable securities of $292.1 million. Our marketable securities consist of U.S. Treasury securities, government agency securities, corporate debt securities, and certificates of deposit.
     Secured Letter of Credit Agreements — We have secured letter of credit agreements with five banks which require us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At March 31, 2011 and September 30, 2010, the amount of cash restricted for this purpose totaled $43.3 million and $52.6 million, respectively, and is included in homebuilding restricted cash on our consolidated balance sheets.
     Public Unsecured Debt — The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At March 31, 2011, we were in compliance with all of the limitations and restrictions that form a part of the public debt obligations.

     Shelf Registration Statement — We have an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities which we may issue from time to time in amounts to be determined.
  Financial Services Capital Resources
     Cash and Cash Equivalents — At March 31, 2011, the amount of financial services cash and cash equivalents was $16.3 million.
     Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $100 million. In March 2011, the mortgage repurchase facility was amended, whereby the term of the facility was extended to March 4, 2012, the accordion provision was removed and certain covenant provisions, including the required tangible net worth and liquidity covenants, were made less restrictive.
     As of March 31, 2011, $185.5 million of mortgage loans held for sale were pledged under the mortgage repurchase facility. These mortgage loans had a collateral value of $174.0 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $129.1 million, DHI Mortgage had an obligation of $44.9 million outstanding under the mortgage repurchase facility at March 31, 2011 at a 3.8% annual interest rate.
     The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At March 31, 2011, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.
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
  Operating Cash Flow Activities
     For the six months ended March 31, 2011, we used $21.1 million of cash in our operating activities, compared to $427.8 million provided by our operating activities in the six months ended March 31, 2010, primarily to support seasonal growth in our homes inventory. During the prior year period, a significant portion of the net cash provided by our operating activities was due to a federal income tax refund and the profit we generated during the period. The net cash provided by our operating activities during the past three fiscal years has resulted in substantial liquidity. This liquidity gives us the flexibility to determine the appropriate operating strategy for each of our communities and to take advantage of opportunities in the market. While we have limited our purchases of undeveloped land and our development spending on land we own, we are purchasing or contracting to purchase finished lots in many markets to potentially increase sales and home closing volumes and return to sustainable profitability. We plan to continue to manage our inventories by monitoring the number and aging of unsold homes and aggressively marketing our unsold, completed homes in inventory. As we work toward these goals, we expect to generate less cash flow from operations than we have over the past four fiscal years. Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash balances to further increase our inventories.

  Investing Cash Flow Activities
     For the six months ended March 31, 2011 and 2010, net cash provided by (used in) our investing activities was $2.3 million and ($201.9) million, respectively. During the current year period, $185.9 million was used to purchase marketable securities and proceeds from the sale or maturity of these securities during the period totaled $187.7 million. In the prior year period, $199.1 million was used to purchase marketable securities. Additionally, in the six months ended March 31, 2011 and 2010, we used $8.2 million and $7.7 million, respectively, to invest in purchases of property and equipment, primarily model home furniture and office equipment. These purchases are generally not significant relative to our total assets or cash flows. Also affecting our investing cash flows were decreases in restricted cash of $8.7 million in the current year period and $4.9 million in the prior year period. Changes in restricted cash are primarily due to fluctuations in the balance of our outstanding letters of credit.
  Financing Cash Flow Activities
     During the last three years, the majority of our short-term financing needs have been funded with cash generated from operations and borrowings available under our financial services credit facility. Long-term financing needs of our homebuilding operations have historically been funded with the issuance of senior unsecured debt securities through the public capital markets. During the six months ended March 31, 2011, we repurchased a total of $127.2 million principal amount of various issues of senior notes for an aggregate purchase price of $131.0 million, plus accrued interest. During the six months ended March 31, 2010, we repaid, through maturities, redemptions and repurchases, a total of $538.5 million principal amount of various issues of senior notes for an aggregate purchase price of $535.2 million, plus accrued interest. Our homebuilding senior and convertible senior notes are guaranteed by substantially all of our wholly-owned subsidiaries other than our financial services subsidiaries and certain insignificant subsidiaries.
     During the three months ended March 31, 2011, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on February 18, 2011 to stockholders of record on February 10, 2011. In April 2011, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on May 24, 2011 to stockholders of record on May 12, 2011. Quarterly cash dividends of $0.0375 per common share were declared in the comparable quarters of fiscal 2010. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions.
  Changes in Capital Structure
     In July 2010, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock. These authorizations are effective through July 31, 2011. Repurchases of senior notes through March 31, 2011 reduced the debt repurchase authorization to $356.6 million.
     In April 2011, through an unsolicited transaction, we repurchased $2.6 million principal amount of our 6.875% senior notes due 2013, which further reduced the debt repurchase authorization.
     On April 15, 2011, we redeemed the remaining $112.3 million principal amount of our 5.375% senior notes due 2012, which further reduced the debt repurchase authorization. These notes were redeemed for $120.5 million, which included $2.0 million of unpaid interest and resulted in a loss on early retirement of debt of $6.3 million.
     On April 15, 2011, we repaid the remaining $70.1 million principal amount of our 6% senior notes which were due on that date.
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
     At March 31, 2011, our homebuilding operations had outstanding letters of credit of $42.8 million, all of which were cash collateralized, and surety bonds of $759.3 million, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.
     Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.
     We enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Within the land and lot option purchase contracts at March 31, 2011, there were a limited number of contracts, representing $7.9 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Further discussion of our land option contracts is provided in the “Land and Lot Position and Homes in Inventory” section included herein.
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
     In contrast to our typical seasonal results, the weakness in homebuilding market conditions during the past four years has mitigated our historical seasonal variations. Although we are hopeful we will experience our typical historical seasonal pattern in the future, given the current market conditions, we can make no assurances as to when or whether this pattern will recur.

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
     Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in current earnings. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in current earnings, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans and the fair value change, which for the three and six months ended March 31, 2011 and 2010 was not significant, is recognized in current earnings. At March 31, 2011, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $204.8 million. Uncommitted IRLCs, the duration of which are generally less than six months, totaled approximately $162.4 million, and uncommitted mortgage loans held for sale totaled approximately $59.1 million at March 31, 2011.
     The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2011. The interest rate for our variable rate debt represents the interest rate on our mortgage repurchase facility. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Six Months								Fair value
	Ending								at
	September 30,	Fiscal Year Ending September 30,							March 31,
	2011	2012	2013	2014	2015	2016	Thereafter	Total	2011
	($ amounts in millions)

Debt:

Fixed rate	$198.0	$113.4	$174.3	$783.8	$189.7	$598.8	$—	$2,058.0	$2,181.9

Average interest rate	7.4%	5.4%	7.0%	8.2%	5.4%	6.3%	—	7.0%

Variable rate	$44.9	$—	$—	$—	$—	$—	$—	$44.9	$44.9

Average interest rate	3.8%	—	—	—	—	—	—	3.8%

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
     There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     In October 2010, the California Regional Water Quality Control Board (“Control Board”), Los Angeles Region, notified a subsidiary (the “Subsidiary”) of the Company of its intention to assess a penalty against the Subsidiary regarding a previously issued notice of violation (“NOV”). The NOV related to a National Pollutant Discharge Elimination System permit (the “Permit”) obtained on the Subsidiary’s behalf in 2003 to develop a project in California. The Permit allowed the Subsidiary to discharge treated groundwater from the project in connection with dewatering the site during subsurface grading operations. A third-party environmental consultant and third-party subcontractor were engaged on the Subsidiary’s behalf to design and implement the dewatering operation and to perform all monitoring and reporting functions under the Permit. The NOV alleges Permit violations during the 2003 to 2007 time period related to failure to submit monitoring reports, exceeding effluent limits and failure to comply with monitoring or reporting of permitted pollutant exceedances. The estimated penalty under the NOV is expected to be approximately $172,500. The estimated penalty is not final, but we currently expect the final amount will not differ materially from our estimate. The Subsidiary has not admitted any wrongdoing and is pursuing the subcontractor, the now defunct third-party environmental consultant and their insurers.

    ITEM 6.  EXHIBITS

(a)	Exhibits.

	3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992. (1)

	3.2	Amended and Restated Bylaws of the Company. (2)

	10.1	Fifth Amendment to Master Repurchase Agreement, dated March 4, 2011 by and between DHI Mortgage Company, Ltd. and U.S. Bank National Association, as Administrative Agent, Syndication Agent and a buyer. (3)

	10.2	D.R. Horton, Inc. 2006 Stock Incentive Plan, as amended and restated. (4)

	12.1	Statement of Computation of Ratio of Earnings to Fixed Charges. (*)

	31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

	31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

	32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer. (*)

	32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer. (*)

	101	The following financial statements from D.R. Horton, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on April 29, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text. (**)

*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 30, 2009, filed with the SEC on August 5, 2009.

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 4, 2011, filed with the SEC on March 9, 2011.

(4)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2011, filed with the SEC on January 26, 2011.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.

Date: April 29, 2011	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)