Form 10-Q
period 2011-06-30
HORTON D R INC /DE/
filed 2011-08-02
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
Common stock, $.01 par value – 316,016,099 shares as of July 25, 2011

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2011 (unaudited) and September 30, 2010 (unaudited)	3

	Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and 2010 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	56

ITEM 4.	Controls and Procedures	57

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	58

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

ITEM 6.	Exhibits	59

SIGNATURE		60
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
	(In millions)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$824.2	$1,282.6
Marketable securities, available-for-sale	297.1	297.7
Restricted cash	50.4	53.7
Inventories:
Construction in progress and finished homes	1,427.6	1,286.0
Residential land and lots — developed and under development	1,336.3	1,406.1
Land held for development	736.9	749.3
Land inventory not owned	—	7.6

	3,500.8	3,449.0
Income taxes receivable	14.0	16.0
Deferred income taxes, net of valuation allowance of $849.0 million and $902.6 million at June 30, 2011 and September 30, 2010, respectively	—	—
Property and equipment, net	58.9	60.5
Other assets	391.2	434.8
Goodwill	15.9	15.9

	5,152.5	5,610.2

Financial Services:
Cash and cash equivalents	16.8	26.7
Mortgage loans held for sale	286.2	253.8
Other assets	49.3	47.9

	352.3	328.4

Total assets	$5,504.8	$5,938.6

LIABILITIES
Homebuilding:
Accounts payable	$181.7	$135.1
Accrued expenses and other liabilities	812.4	957.2
Notes payable	1,764.1	2,085.3

	2,758.2	3,177.6

Financial Services:
Accounts payable and other liabilities	36.7	51.6
Mortgage repurchase facility	116.3	86.5

	153.0	138.1

Total liabilities	2,911.2	3,315.7

Commitments and contingencies (Note M)

EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 323,166,103 shares issued and 315,966,032 shares outstanding at June 30, 2011 and 322,478,467 shares issued and 318,823,234 shares outstanding at September 30, 2010	3.2	3.2
Additional paid-in capital	1,911.6	1,894.8
Retained earnings	810.7	810.6
Treasury stock, 7,200,071 shares at June 30, 2011 and 3,655,233 shares at September 30, 2010, at cost	(134.3)	(95.7)
Accumulated other comprehensive income	0.3	0.3

Total stockholders’ equity	2,591.5	2,613.2
Noncontrolling interests	2.1	9.7

Total equity	2,593.6	2,622.9

Total liabilities and equity	$5,504.8	$5,938.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions, except per share data)
	(Unaudited)
Homebuilding:
Revenues:
Home sales	$974.5	$1,378.2	$2,468.6	$3,381.1
Land/lot sales	0.9	0.1	6.9	2.9

	975.4	1,378.3	2,475.5	3,384.0

Cost of sales:
Home sales	813.5	1,141.1	2,069.9	2,793.5
Land/lot sales	0.7	0.1	6.7	2.2
Inventory impairments and land option cost write-offs	9.9	30.3	32.6	33.9

	824.1	1,171.5	2,109.2	2,829.6

Gross profit:
Home sales	161.0	237.1	398.7	587.6
Land/lot sales	0.2	—	0.2	0.7
Inventory impairments and land option cost write-offs	(9.9)	(30.3)	(32.6)	(33.9)

	151.3	206.8	366.3	554.4

Selling, general and administrative expense	113.7	143.5	355.8	401.2
Interest expense	10.1	19.6	41.0	69.3
Loss on early retirement of debt, net	6.5	8.3	10.7	6.7
Other (income)	(1.2)	(2.0)	(6.8)	(7.4)

	22.2	37.4	(34.4)	84.6

Financial Services:
Revenues, net of recourse and reinsurance expense	23.8	27.8	63.0	67.7
General and administrative expense	19.3	21.2	56.4	57.2
Interest expense	0.3	0.7	0.7	1.4
Interest and other (income)	(2.5)	(3.0)	(6.7)	(7.5)

	6.7	8.9	12.6	16.6

Income (loss) before income taxes	28.9	46.3	(21.8)	101.2
Provision for (benefit from) income taxes	0.2	(4.2)	(57.8)	(152.7)

Net income	$28.7	$50.5	$36.0	$253.9

Basic net income per common share	$0.09	$0.16	$0.11	$0.80

Net income per common share assuming dilution	$0.09	$0.16	$0.11	$0.78

Cash dividends declared per common share	$0.0375	$0.0375	$0.1125	$0.1125

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2011	2010
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES
Net income	$36.0	$253.9
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	14.9	13.6
Amortization of discounts and fees	27.6	22.2
Stock based compensation expense	9.9	9.7
Income tax benefit from stock option exercises	—	(2.9)
Loss on early retirement of debt, net	10.7	6.7
Gain on sale of marketable securities	(0.1)	—
Inventory impairments and land option cost write-offs	32.6	33.9
Changes in operating assets and liabilities:
(Increase) decrease in construction in progress and finished homes	(148.2)	26.6
Decrease in residential land and lots – developed, under development, and held for development	34.7	35.9
Decrease in other assets	39.3	15.3
Decrease in income taxes receivable	2.0	260.5
Increase in mortgage loans held for sale	(32.4)	(95.3)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(102.3)	7.0

Net cash (used in) provided by operating activities	(75.3)	587.1

INVESTING ACTIVITIES
Purchases of property and equipment	(12.8)	(15.6)
Purchases of marketable securities	(259.7)	(299.4)
Proceeds from the sale or maturity of marketable securities	254.7	—
Decrease (increase) in restricted cash	3.3	(3.6)

Net cash used in investing activities	(14.5)	(318.6)

FINANCING ACTIVITIES
Proceeds from notes payable	29.8	83.8
Repayment of notes payable	(336.5)	(888.8)
Proceeds from stock associated with certain employee benefit plans	2.7	4.6
Income tax benefit from stock option exercises	—	2.9
Cash dividends paid	(35.9)	(35.8)
Purchase of treasury stock	(38.6)	—

Net cash used in financing activities	(378.5)	(833.3)

DECREASE IN CASH AND CASH EQUIVALENTS	(468.3)	(564.8)
Cash and cash equivalents at beginning of period	1,309.3	1,957.3

Cash and cash equivalents at end of period	$841.0	$1,392.5

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2011
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
  Reclassifications
     Certain reclassifications have been made in the prior year’s financial statements to conform to classifications used in the current year. The statement of operations for the three and nine months ended June 30, 2010 has been revised to reflect the reclassification of depreciation expense related to rental properties of $0.3 million and $0.9 million, respectively, from homebuilding other income to selling, general and administrative expense. Additionally, the statement of cash flows for the nine months ended June 30, 2010 has been revised to reflect this reclassification.
  Business
     The Company is a national homebuilder that is engaged in the construction and sale of single-family housing in 71 markets and 26 states in the United States as of June 30, 2011. The Company designs, builds and sells single-family detached homes on lots it develops and on finished lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. Periodically, the Company sells land and lots. The Company also provides title agency and mortgage financing services, primarily to its homebuyers. The Company generally does not retain or service the mortgages that it originates; rather, it seeks to sell the mortgages and related servicing rights to third-party purchasers.
  Seasonality
     Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and nine-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011 or subsequent periods.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2011
NOTE B – COMPREHENSIVE INCOME
     The following table provides a reconciliation of net income reported in the consolidated statements of operations to comprehensive income for the three and nine-month periods ended June 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Net income	$28.7	$50.5	$36.0	$253.9
Other comprehensive income:
Unrealized gain related to available-for-sale securities (see Note C)	0.3	0.2	—	0.1

Comprehensive income	$29.0	$50.7	$36.0	$254.0

NOTE C – MARKETABLE SECURITIES
     The Company invests a portion of its cash on hand by purchasing marketable securities with maturities in excess of three months. These securities are held in the custody of a single financial institution. The Company considers its investment portfolio to be available-for-sale. The Company’s marketable securities at June 30, 2011 and September 30, 2010 consisted of the following:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In millions)
Type of security:
U.S. Treasury securities	$9.1	$—	$—	$9.1
Obligations of U.S. government agencies	73.2	0.1	—	73.3
Corporate debt securities issued under the FDIC Temporary Liquidity Guarantee Program	114.0	0.1	—	114.1
Corporate debt securities	95.5	0.1	—	95.6

Total debt securities	291.8	0.3	—	292.1
Certificates of deposit	5.0	—	—	5.0

Total marketable securities, available-for-sale	$296.8	$0.3	$—	$297.1

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In millions)
Type of security:
U.S. Treasury securities	$1.0	$—	$—	$1.0
Obligations of U.S. government agencies	131.0	0.2	—	131.2
Corporate debt securities issued under the FDIC Temporary Liquidity Guarantee Program	100.9	0.1	—	101.0
Corporate debt securities	39.9	—	—	39.9
Foreign government securities	14.6	—	—	14.6

Total debt securities	287.4	0.3	—	287.7
Certificates of deposit	10.0	—	—	10.0

Total marketable securities, available-for-sale	$297.4	$0.3	$—	$297.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2011
     Of the $297.1 million in marketable securities at June 30, 2011, $172.1 million mature in the next twelve months and $125.0 million mature between twelve and twenty-four months. Gains and losses realized upon the sale of marketable securities are determined by specific identification and are included in homebuilding other income. The Company’s realized gains related to these sales during the three and nine months ended June 30, 2011 were $0 and $0.1 million, respectively.
NOTE D – INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS
     At June 30, 2011, when the Company performed its quarterly inventory impairment analysis, the assumptions utilized reflected the Company’s expectation of continued challenging conditions and uncertainties in the homebuilding industry and in its markets. The impairment evaluation indicated communities with a combined carrying value of $405.4 million had indicators of potential impairment, and these communities were evaluated for impairment. The analysis of the large majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that the Company does not intend to develop or operate in current market conditions, slight increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, the remaining lives of these communities were estimated to be in a range from six months to in excess of ten years. In performing this analysis, the Company utilized a range of discount rates for communities of 14% to 20%. Through this evaluation process, it was determined that communities with a carrying value of $28.1 million as of June 30, 2011 were impaired. As a result, during the three months ended June 30, 2011, impairment charges of $7.8 million were recorded to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $29.1 million of impairment charges in the same period of 2010. During the nine months ended June 30, 2011 and 2010, impairment charges totaled $27.2 million and $33.2 million, respectively. In the three months ended June 30, 2011, approximately 83% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 17% of the charges were recorded to construction in progress and finished homes inventory, compared to 93% and 7%, respectively, in the same period of 2010. In the nine months ended June 30, 2011, approximately 76% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 24% of the charges were recorded to construction in progress and finished homes inventory, compared to 91% and 9%, respectively, in the same period of 2010.
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
     At June 30, 2011 and September 30, 2010, the Company had $27.5 million and $3.3 million, respectively, of land held for sale, consisting of land held for development and land under development that met the criteria of land held for sale.
     During the three-month periods ended June 30, 2011 and 2010, the Company wrote off $2.1 million and $1.2 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts which are not expected to be acquired. During the nine-month periods ended June 30, 2011 and 2010, the Company wrote off $5.4 million and $0.7 million, respectively, of these deposits and costs.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2011
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
NOTE F – NOTES PAYABLE
     The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	June 30,	September 30,
	2011	2010
	(In millions)
Homebuilding:
Unsecured:
6% senior notes due 2011, net	$—	$70.1
7.875% senior notes due 2011, net	106.0	118.8
5.375% senior notes due 2012	—	146.6
6.875% senior notes due 2013	171.7	174.3
6.125% senior notes due 2014, net	145.2	146.0
2% convertible senior notes due 2014, net	411.3	391.9
5.625% senior notes due 2014, net	137.5	147.1
5.25% senior notes due 2015, net	189.1	199.7
5.625% senior notes due 2016, net	204.8	225.5
6.5% senior notes due 2016, net	392.7	430.1
Other secured	5.8	35.2

	$1,764.1	$2,085.3

Financial Services:
Mortgage repurchase facility, maturing 2012	$116.3	$86.5

   Homebuilding:
     In July 2010, the Board of Directors authorized the early repurchase of up to $500 million of the Company’s debt securities effective through July 31, 2011. At June 30, 2011, $241.7 million of the authorization was remaining. On August 1, 2011, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities effective through July 31, 2012.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2011
     Following is a summary of the retirement activity related to the Company’s senior notes for the three and nine months ended June 30, 2011:

	Principal Amount
	Three Months	Nine Months
	Ended	Ended
	June 30, 2011	June 30, 2011
	(In millions)
Maturities:
6% senior notes, matured April 2011	$70.1	$70.1

Early Redemptions:
5.375% senior notes due 2012, redeemed April 2011	112.3	112.3

Repurchases:
7.875% senior notes due 2011	—	12.9
5.375% senior notes due 2012	—	34.3
6.875% senior notes due 2013	2.6	2.6
6.125% senior notes due 2014	—	1.0
5.625% senior notes due 2014	—	9.7
5.25% senior notes due 2015	—	10.8
5.625% senior notes due 2016	—	21.0
6.5% senior notes due 2016	—	37.5

Total repurchases	2.6	129.8

Total retirements	$185.0	$312.2

     These senior notes were redeemed or repurchased for an aggregate purchase price of $191.4 million and $322.4 million, respectively, plus accrued interest. The transactions resulted in a net loss on early retirement of debt of $6.5 million and $10.7 million for the three and nine months ended June 30, 2011, respectively, which included the write off of unamortized discounts and fees.
     During the quarter, the Company provided a deed in lieu of foreclosure on a parcel of undeveloped land, which secured a non-recourse note payable, in exchange for a return of the note payable. The Company’s basis in the inventory parcel and the balance of the note were both $17.5 million. There was no gain or loss on the transaction.
     The indentures governing the Company’s senior notes impose restrictions on the creation of secured debt and liens. At June 30, 2011, the Company was in compliance with all of the limitations and restrictions that form a part of the public debt obligations.
  Financial Services:
     The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $100 million; however, through a recent amendment to the repurchase agreement, the capacity was increased to $150 million for the period from June 29, 2011 through October 20, 2011, after which time it will return to $100 million. The maturity date of the facility is March 4, 2012.
     As of June 30, 2011, $258.1 million of mortgage loans held for sale were pledged under the mortgage repurchase facility. These mortgage loans had a collateral value of $242.1 million. DHI Mortgage has the option to fund a

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2011
portion of its repurchase obligations in advance. As a result of advance paydowns totaling $125.8 million, DHI Mortgage had an obligation of $116.3 million outstanding under the mortgage repurchase facility at June 30, 2011 at a 3.8% annual interest rate.
     The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. At June 30, 2011, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.
NOTE G – HOMEBUILDING INTEREST
     The Company capitalizes homebuilding interest costs to inventory during active development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Additionally, the Company writes off a portion of the capitalized interest related to communities for which inventory impairments are recorded. The Company’s inventory under active development and construction was lower than its debt level at June 30, 2011 and 2010; therefore, a portion of the interest incurred is reflected as interest expense.
     The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, expensed as interest expense, charged to cost of sales and written off during the three and nine-month periods ended June 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Capitalized interest, beginning of period	$88.6	$117.2	$91.5	$128.8
Interest incurred	31.4	41.3	100.5	136.9
Interest expensed:
Directly to interest expense	(10.1)	(19.6)	(41.0)	(69.3)
Amortized to cost of sales	(25.3)	(38.3)	(65.7)	(95.6)
Written off with inventory impairments	(0.2)	(0.9)	(0.9)	(1.1)

Capitalized interest, end of period	$84.4	$99.7	$84.4	$99.7

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
  Mortgage Loans Held for Sale
     Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. Approximately 87% of the mortgage loans sold by DHI Mortgage during the nine months ended June 30, 2011 were sold to two major financial institutions pursuant to their loan purchase agreements. At June 30, 2011, mortgage loans held for sale had an aggregate fair value of $286.2 million and an aggregate outstanding principal balance of $281.7 million. During the three months ended June 30, 2011 and 2010, the Company had net gains on sales of loans of $11.1 million and $13.9 million, respectively. During the nine

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2011
months ended June 30, 2011 and 2010, the Company had net gains on sales of loans of $30.9 million and $32.9 million, respectively, which includes the effect of recording recourse expense, as discussed below in “Other Mortgage Loans and Loss Reserves,” of $7.7 million and $11.7 million, respectively.
     The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale, which for the three and nine months ended June 30, 2011 and 2010 was not significant, and is recognized in current earnings. As of June 30, 2011, the Company had $79.4 million in mortgage loans held for sale not committed to third-party purchasers and the notional amounts of the hedging instruments related to those loans totaled $79.7 million.
  Other Mortgage Loans and Loss Reserves
     Mortgage loans are sold with limited recourse provisions which include industry-standard representations and warranties, primarily involving the absence of misrepresentations by the borrower or other parties and, depending on the agreement, may include requiring a minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. Other mortgage loans generally consist of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and often become real estate owned through the foreclosure process. At June 30, 2011 and September 30, 2010, the Company’s total other mortgage loans and real estate owned, before loss reserves were as follows:

	June 30,	September 30,
	2011	2010
	(In millions)
Other mortgage loans	$42.6	$43.0
Real estate owned	1.3	4.9

	$43.9	$47.9

     Based on historical performance and current housing and credit market conditions, the Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. The reserve balances at June 30, 2011 and September 30, 2010 were as follows:

	June 30,	September 30,
	2011	2010
	(In millions)
Loss reserves related to:
Other mortgage loans	$5.8	$9.0
Real estate owned	0.7	1.8
Loan repurchase obligations – known and expected	24.1	28.2

	$30.6	$39.0

     Other mortgage loans and real estate owned and the related loss reserves are included in financial services other assets, while loan repurchase obligations are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets.
     A subsidiary of the Company reinsured a portion of the private mortgage insurance written on loans originated by DHI Mortgage in prior years. At June 30, 2011 and September 30, 2010, reserves for expected future losses under the reinsurance program totaled $0.8 million and $9.7 million, respectively, and are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets. It is possible that future losses may exceed the amount of reserves and, if so, additional charges will be required.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2011
  Loan Commitments and Related Derivatives
     The Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. The expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. At June 30, 2011, IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $228.7 million.
     The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in current earnings. As of June 30, 2011, the Company had approximately $22.4 million of best-efforts whole loan delivery commitments and $185.0 million of hedging instruments related to IRLCs not yet committed to purchasers.
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2011
     The following tables summarize the Company’s assets and liabilities at June 30, 2011 and September 30, 2010 measured at fair value on a recurring basis:

		Fair Value at June 30, 2011
	Balance Sheet Location	Level 1	Level 2	Total
		(In millions)
Homebuilding:
Marketable securities, available-for-sale	Marketable securities	$9.1	$288.0	$297.1
Financial Services:
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	286.2	286.2
Derivatives (b):
Interest rate lock commitments	Other assets	—	0.3	0.3
Forward sales of MBS	Other liabilities	—	(0.1)	(0.1)
Best-efforts and mandatory commitments	Other assets	—	1.5	1.5

		Fair Value at September 30, 2010
	Balance Sheet Location	Level 1	Level 2	Total
		(In millions)
Homebuilding:
Marketable securities, available-for-sale	Marketable securities	$1.0	$296.7	$297.7
Financial Services:
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	253.8	253.8
Derivatives (b):
Interest rate lock commitments	Other assets	—	1.8	1.8
Forward sales of MBS	Other liabilities	—	(1.8)	(1.8)
Best-efforts and mandatory commitments	Other assets	—	0.2	0.2

(a)	Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income.

(b)	Fair value measurements of these derivatives represent changes in fair value since inception. These changes are reflected in the balance sheet and included in financial services revenues on the consolidated statement of operations.
     The following table summarizes the Company’s assets at June 30, 2011 and September 30, 2010 measured at fair value on a nonrecurring basis:

		Fair Value at	Fair Value at
		June 30, 2011	September 30, 2010
	Balance Sheet Location	Level 3	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a)	Inventories	$20.3	$34.0
Financial Services:
Other mortgage loans (a)	Other assets	30.8	27.5
Real estate owned (a)	Other assets	0.6	3.1

(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current quarter.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2011
     The fair values of cash and cash equivalents approximate their carrying amounts due to their short-term nature. The Company determines the fair values of its senior and convertible senior notes based on quoted market prices. The aggregate fair value of these notes at June 30, 2011 and September 30, 2010 was $1,956.2 million and $2,244.0 million, respectively, compared to an aggregate carrying value of $1,758.3 million and $2,050.1 million, respectively. The aggregate fair value of the Company’s senior notes includes fair values for the 2% convertible senior notes of $556.6 million and $553.8 million at June 30, 2011 and September 30, 2010, respectively, compared to their carrying values of $411.3 million and $391.9 million, respectively. The carrying value of the equity component of the 2% convertible senior notes was $136.7 million at June 30, 2011 and September 30, 2010. For other secured notes and balances due under the mortgage repurchase facility, the fair values approximate their carrying amounts due to their short maturity or floating interest rate terms, as applicable.
NOTE J – INCOME TAXES
     In the three and nine months ended June 30, 2011, respectively, the Company’s provision for income taxes attributable to continuing operations was $0.2 million and its benefit from income taxes was $57.8 million, compared to benefits from income taxes of $4.2 million and $152.7 million in the comparable periods of the prior year. The benefit from income taxes in the nine months ended June 30, 2011 was due to the Company receiving a favorable result from the Internal Revenue Service (IRS) on a ruling request concerning the capitalization of inventory costs, allowing the Company to reduce its unrecognized tax benefits and corresponding interest by $59.2 million. The benefit from income taxes in the nine months ended June 30, 2010 resulted from net operating loss (NOL) carrybacks. The Company does not have meaningful effective tax rates for these periods because its net deferred tax assets are offset fully by a valuation allowance.
     The Company had income taxes receivable of $14.0 million and $16.0 million at June 30, 2011 and September 30, 2010, respectively. The income taxes receivable at June 30, 2011 relates to federal and state income tax refunds the Company expects to receive.
     At June 30, 2011 and September 30, 2010, the Company’s net deferred tax assets, which are fully offset by a valuation allowance, were $849.0 million and $902.6 million, respectively. The realization of the Company’s deferred tax assets ultimately depends upon the existence of sufficient taxable income in future periods. The Company continues to analyze the positive and negative evidence in determining the need for a valuation allowance with respect to its deferred tax assets. The valuation allowance could be reduced in future periods if there is sufficient evidence indicating it is more likely than not that a portion or all of the Company’s deferred tax assets will be realized. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s deferred tax assets and consolidated results of operations or financial position.
     The Company classifies interest and penalties on income taxes as income tax expense. At June 30, 2011, the amount of the Company’s unrecognized tax benefits was $18.5 million, with a related accrual for interest of $5.6 million. A reduction of $3.3 million in the amount of unrecognized tax benefits and accrued interest with respect to state issues is reasonably possible within the next 12 months and would result in a benefit from income taxes in the consolidated statement of operations.
     The Company is subject to federal income tax and to income tax in multiple states. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2004 through 2010. The Company is currently being audited by the IRS for fiscal years 2006 and 2007, and by various states. Its federal NOL refunds from losses in fiscal 2008 and 2009 are subject to Congressional Joint Committee review.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2011
NOTE K – EARNINGS PER SHARE
     The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share for the three and nine months ended June 30, 2011 and 2010. Due to their antidilutive effect, the computation of diluted earnings per share excluded options to purchase 9.6 million and 9.5 million shares of common stock for the three and nine months ended June 30, 2011, respectively, and options to purchase 9.5 million and 9.7 million shares of common stock for the same periods of 2010. Additionally, for all periods except the nine-month period ended June 30, 2010, the convertible senior notes were excluded from the computation because their effect would have been antidilutive.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Numerator:

Net income	$28.7	$50.5	$36.0	$253.9

Effect of dilutive securities:

Interest expense and amortization of issuance costs associated with convertible senior notes	—	—	—	23.1

Numerator for diluted earnings per share after assumed conversions	$28.7	$50.5	$36.0	$277.0

Denominator:

Denominator for basic earnings per share— weighted average common shares	318.7	318.2	319.0	318.0

Effect of dilutive securities:

Employee stock awards	0.3	0.9	0.3	0.6

Convertible senior notes	—	—	—	38.3

Denominator for diluted earnings per share— adjusted weighted average common shares	319.0	319.1	319.3	356.9

NOTE L – STOCKHOLDERS’ EQUITY
     The Company has an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities that it may issue from time to time in amounts to be determined.
     In July 2010, the Board of Directors renewed the authorization to repurchase up to $100 million of the Company’s common stock effective through July 31, 2011. During the three months ended June 30, 2011, the Company repurchased 3,544,838 shares of its common stock at a total cost of $38.6 million, resulting in a remaining authorization of $61.4 million at June 30, 2011. On August 1, 2011, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock effective through July 31, 2012.
     During the three months ended June 30, 2011, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on May 24, 2011 to stockholders of record on May 12, 2011. In July 2011, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on August 24, 2011 to stockholders of record on August 12, 2011. Quarterly cash dividends of $0.0375 per common share were declared in the comparable quarters of fiscal 2010.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2011
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
     At June 30, 2011, the Company had liabilities of $1.5 million for the remaining repair costs of homes in its Florida and Louisiana markets constructed during 2005 through 2007 which contain or are suspected to contain allegedly defective drywall manufactured in China (Chinese Drywall) that may be responsible for accelerated corrosion of certain metals in the home. Through June 30, 2011, the Company has spent approximately $6.0 million to remediate these homes. While the Company will seek reimbursement for these remediation costs from various sources, it has not recorded a receivable for potential recoveries as of June 30, 2011. If additional homes in these or other markets are found to contain Chinese Drywall, the Company would likely be required to further increase its warranty reserve for this matter in the future. The Company has been named as a defendant in several lawsuits in Louisiana and Florida pertaining to Chinese Drywall. As these actions are still in their early stages, the Company is unable to express an opinion as to the amount of damages, if any, beyond what has been reserved for repair as discussed above.
     Changes in the Company’s warranty liability during the three and nine-month periods ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)

Warranty liability, beginning of period	$43.8	$49.6	$46.2	$59.6

Warranties issued	4.3	6.3	10.9	15.5

Changes in liability for pre-existing warranties	0.7	0.6	3.7	(6.6)

Settlements made	(7.8)	(7.3)	(19.8)	(19.3)

Warranty liability, end of period	$41.0	$49.2	$41.0	$49.2

  Insurance and Legal Claims
     The Company has been named as a defendant in various claims, complaints and other legal actions including construction defect claims on closed homes and other claims and lawsuits incurred in the ordinary course of business, including employment matters, personal injury claims, land development issues, contract disputes and claims related to its mortgage activities. The Company has established reserves for these contingencies, based on the expected costs of the claims. The Company’s estimate of the required reserve is based on the facts and circumstances of individual pending claims and historical data and trends, including costs relative to revenues, home closings and product types, and include estimates of the costs of construction defect claims incurred but not yet reported. These reserve estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs. The Company’s liabilities for these items were $523.2 million and $571.3 million at June 30, 2011 and September 30, 2010, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. Related to the contingencies for construction defect claims and estimates of construction defect claims incurred but not yet reported, and other legal claims and lawsuits incurred in the ordinary course of business, the Company estimates and records insurance receivables for these matters under applicable insurance policies when recovery is probable. Additionally, the Company may have the ability to recover a portion of its legal expenses from its subcontractors when the Company has been named as an additional insured on their insurance policies. Estimates of the Company’s insurance receivables related to these

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2011
matters totaled $214.2 million and $251.5 million at June 30, 2011 and September 30, 2010, respectively, and are included in homebuilding other assets in the consolidated balance sheets. Expenses related to these items were approximately $18.7 million and $34.6 million in the nine months ended June 30, 2011 and 2010, respectively.
     Due to the high degree of judgment required in establishing reserves for these contingencies, it is not possible for the Company to make a reasonable estimate of the possible loss or range of loss in excess of its reserves. To the extent the losses arising from the ultimate resolution of any matter exceeds management’s estimates reflected in the recorded reserves relating to these matters, the Company would incur additional charges that could be significant.
  Land and Lot Option Purchase Contracts
     The Company enters into land and lot option purchase contracts in order to procure land or lots for the construction of homes. At June 30, 2011, the Company had total deposits of $14.8 million, consisting of cash deposits of $12.8 million and promissory notes and surety bonds of $2.0 million, to purchase land and lots with a total remaining purchase price of $981.7 million. Within the land and lot option purchase contracts at June 30, 2011, there were a limited number of contracts, representing $12.0 million of remaining purchase price, subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations. The majority of land and lots under contract are currently expected to be purchased within three years, based on the Company’s assumptions as to the extent it will exercise its options to purchase such land and lots.
  Other Commitments
     To secure performance under various contracts, the Company had outstanding letters of credit of $47.8 million and surety bonds of $741.3 million at June 30, 2011. The Company has secured letter of credit agreements that require it to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At June 30, 2011 and September 30, 2010, the amount of cash restricted for this purpose totaled $48.4 million and $52.6 million, respectively, and is included in homebuilding restricted cash on the Company’s consolidated balance sheets.
NOTE N – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
     The Company’s homebuilding other assets were as follows:

	June 30,	September 30,
	2011	2010
	(In millions)

Insurance receivables	$214.2	$251.5

Accounts and notes receivable	20.5	18.5

Prepaid assets	17.9	28.9

Other assets	138.6	135.9

	$391.2	$434.8

     The Company’s homebuilding accrued expenses and other liabilities were as follows:

	June 30,	September 30,
	2011	2010
	(In millions)

Construction defect and other litigation liabilities	$523.2	$571.3

Employee compensation and related liabilities	82.8	90.4

Warranty liability	41.0	46.2

Accrued interest	27.1	39.8

Federal and state income tax liabilities	23.9	83.8

Other liabilities	114.4	125.7

	$812.4	$957.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2011
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
     In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which clarifies when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, a creditor must separately conclude that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. The guidance was effective for the Company on July 1, 2011 and is to be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” This guidance amends the sale accounting requirement concerning a transferor’s ability to repurchase transferred financial assets even in the event of default by the transferee, which typically is facilitated in a repurchase agreement by the presence of a collateral maintenance provision. Specifically, the level of cash collateral received by a transferor will no longer be relevant in determining whether a repurchase agreement constitutes a sale. As a result of this amendment, more repurchase agreements will be treated as secured financings rather than sales. This guidance is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (IFRS). The guidance changes certain fair value measurement principles and expands the disclosure requirements particularly for Level 3 fair value measurements. The guidance is effective for the Company beginning January 1, 2012 and is to be applied prospectively. The adoption of this guidance, which relates primarily to disclosure, is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which eliminates the option to present the components of other comprehensive income as part of the statement of equity. Instead, an entity must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but continuous statements. The guidance is effective for the Company beginning October 1, 2012 and is to be applied retrospectively. The adoption of this guidance, which relates to presentation only, is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2011
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
     Homebuilding is the Company’s core business, generating 98% of consolidated revenues during the nine months ended June 30, 2011 and 2010. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land and the construction and sale of residential homes on the land, in 26 states and 71 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, and to a lesser extent from the sale of land and lots.
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
June 30, 2011
     The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
		Restated		Restated
	2011	2010	2011	2010
	(In millions)

Revenues

Homebuilding revenues:

East	$114.7	$150.6	$308.9	$381.8

Midwest	74.0	99.3	186.7	259.2

Southeast	194.2	247.9	484.8	575.8

South Central	294.6	462.8	752.6	1,111.9

Southwest	56.0	112.5	164.1	271.6

West	241.9	305.2	578.4	783.7

Total homebuilding revenues	975.4	1,378.3	2,475.5	3,384.0

Financial services revenues	23.8	27.8	63.0	67.7

Consolidated revenues	$999.2	$1,406.1	$2,538.5	$3,451.7

Inventory Impairments

East	$0.1	$5.3	$2.1	$7.4

Midwest	0.1	17.0	0.1	17.0

Southeast	5.1	6.4	9.8	7.9

South Central	—	0.2	0.2	0.4

Southwest	0.1	—	2.2	0.3

West	2.4	0.2	12.8	0.2

Total inventory impairments	$7.8	$29.1	$27.2	$33.2

Income (Loss) Before Income Taxes (1)

Homebuilding income (loss) before income taxes:

East	$(1.0)	$(4.3)	$(13.6)	$(6.6)

Midwest	0.1	(18.8)	(13.1)	(23.7)

Southeast	(3.0)	4.3	(16.8)	2.5

South Central	19.0	40.4	30.1	82.1

Southwest	(0.5)	7.8	(2.5)	12.8

West	7.6	8.0	(18.5)	17.5

Total homebuilding income (loss) before income taxes	22.2	37.4	(34.4)	84.6

Financial services income before income taxes	6.7	8.9	12.6	16.6

Consolidated income (loss) before income taxes	$28.9	$46.3	$(21.8)	$101.2

(1)	Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating the Company’s corporate office. The amortization of capitalized interest and property taxes is allocated to each segment based on the segment’s revenue, while interest expense and those expenses associated with the corporate office are allocated to each segment based on the segment’s average inventory.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2011

	June 30,	September 30,
	2011	2010
	(In millions)

Homebuilding Inventories (1)

East	$484.4	$511.5

Midwest	272.3	297.3

Southeast	691.0	656.4

South Central	780.8	760.1

Southwest	212.6	218.7

West	963.2	898.8

Corporate and unallocated (2)	96.5	106.2

Total homebuilding inventory	$3,500.8	$3,449.0

(1)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2011
NOTE Q – SUPPLEMENTAL GUARANTOR INFORMATION
     All of the Company’s senior and convertible senior notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s direct and indirect subsidiaries (collectively, Guarantor Subsidiaries), other than financial services subsidiaries and certain insignificant subsidiaries (collectively, Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned. In lieu of providing separate financial statements for the Guarantor Subsidiaries, consolidating condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.
Consolidating Balance Sheet
June 30, 2011

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

ASSETS

Cash and cash equivalents	$793.6	$27.6	$19.8	$—	$841.0

Marketable securities, available-for-sale	297.1	—	—	—	297.1

Restricted cash	49.6	0.6	0.2	—	50.4

Investments in subsidiaries	1,411.8	—	—	(1,411.8)	—

Inventories	1,102.6	2,378.5	19.7	—	3,500.8

Income taxes receivable	14.0	—	—	—	14.0

Property and equipment, net	19.0	21.9	18.0	—	58.9

Other assets	95.4	256.5	88.6	—	440.5

Mortgage loans held for sale	—	—	286.2	—	286.2

Goodwill	—	15.9	—	—	15.9

Intercompany receivables	828.1	—	—	(828.1)	—

Total Assets	$4,611.2	$2,701.0	$432.5	$(2,239.9)	$5,504.8

LIABILITIES & EQUITY

Accounts payable and other liabilities	$258.6	$665.3	$106.9	$—	$1,030.8

Intercompany payables	—	793.2	34.9	(828.1)	—

Notes payable	1,761.1	3.0	116.3	—	1,880.4

Total Liabilities	2,019.7	1,461.5	258.1	(828.1)	2,911.2

Total stockholders’ equity	2,591.5	1,239.5	172.3	(1,411.8)	2,591.5

Noncontrolling interests	—	—	2.1	—	2.1

Total Equity	2,591.5	1,239.5	174.4	(1,411.8)	2,593.6

Total Liabilities & Equity	$4,611.2	$2,701.0	$432.5	$(2,239.9)	$5,504.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2011
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2011
NOTE Q - SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)
Consolidating Statement of Operations
Three Months Ended June 30, 2011

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:

Revenues	$283.5	$687.4	$4.5	$—	$975.4

Cost of sales	235.6	583.7	4.8	—	824.1

Gross profit (loss)	47.9	103.7	(0.3)	—	151.3

Selling, general and administrative expense	50.5	61.5	1.7	—	113.7

Equity in (income) of subsidiaries	(47.7)	—	—	47.7	—

Interest expense	10.1	—	—	—	10.1

Loss on early retirement of debt, net	6.5	—	—	—	6.5

Other (income)	(0.4)	0.2	(1.0)	—	(1.2)

	28.9	42.0	(1.0)	(47.7)	22.2

Financial Services:

Revenues, net of recourse and reinsurance expense	—	—	23.8	—	23.8

General and administrative expense	—	—	19.3	—	19.3

Interest expense	—	—	0.3	—	0.3

Interest and other (income)	—	—	(2.5)	—	(2.5)

	—	—	6.7	—	6.7

Income before income taxes	28.9	42.0	5.7	(47.7)	28.9

Provision for income taxes	0.2	0.5	0.1	(0.6)	0.2

Net income	$28.7	$41.5	$5.6	$(47.1)	$28.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2011
NOTE Q - SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)
Consolidating Statement of Operations
Nine Months Ended June 30, 2011

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:

Revenues	$693.2	$1,773.3	$9.0	$—	$2,475.5

Cost of sales	561.0	1,534.2	14.0	—	2,109.2

Gross profit (loss)	132.2	239.1	(5.0)	—	366.3

Selling, general and administrative expense	159.7	197.4	(1.3)	—	355.8

Equity in (income) of subsidiaries	(54.9)	—	—	54.9	—

Interest expense	41.0	—	—	—	41.0

Loss on early retirement of debt, net	10.7	—	—	—	10.7

Other (income)	(2.5)	(1.2)	(3.1)	—	(6.8)

	(21.8)	42.9	(0.6)	(54.9)	(34.4)

Financial Services:

Revenues, net of recourse and reinsurance expense	—	—	63.0	—	63.0

General and administrative expense	—	—	56.4	—	56.4

Interest expense	—	—	0.7	—	0.7

Interest and other (income)	—	—	(6.7)	—	(6.7)

	—	—	12.6	—	12.6

Income (loss) before income taxes	(21.8)	42.9	12.0	(54.9)	(21.8)

Benefit from income taxes	(57.8)	(40.5)	(1.5)	42.0	(57.8)

Net income	$36.0	$83.4	$13.5	$(96.9)	$36.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2011
NOTE Q - SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)
Consolidating Statement of Operations
Three Months Ended June 30, 2010

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:

Revenues	$370.4	$1,005.7	$2.2	$—	$1,378.3

Cost of sales	295.4	875.0	1.1	—	1,171.5

Gross profit	75.0	130.7	1.1	—	206.8

Selling, general and administrative expense	57.8	84.2	1.5	—	143.5

Equity in (income) of subsidiaries	(56.4)	—	—	56.4	—

Interest expense	19.6	—	—	—	19.6

Loss on early retirement of debt, net	8.3	—	—	—	8.3

Other (income)	(0.6)	(0.6)	(0.8)	—	(2.0)

	46.3	47.1	0.4	(56.4)	37.4

Financial Services:

Revenues, net of recourse and reinsurance expense	—	—	27.8	—	27.8

General and administrative expense	—	—	21.2	—	21.2

Interest expense	—	—	0.7	—	0.7

Interest and other (income)	—	—	(3.0)	—	(3.0)

	—	—	8.9	—	8.9

Income before income taxes	46.3	47.1	9.3	(56.4)	46.3

Benefit from income taxes	(4.2)	(3.2)	(0.1)	3.3	(4.2)

Net income	$50.5	$50.3	$9.4	$(59.7)	$50.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2011
NOTE Q - SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)
Consolidating Statement of Operations
Nine Months Ended June 30, 2010

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:

Revenues	$860.8	$2,517.7	$5.5	$—	$3,384.0

Cost of sales	688.6	2,138.8	2.2	—	2,829.6

Gross profit	172.2	378.9	3.3	—	554.4

Selling, general and administrative expense	163.1	232.0	6.1	—	401.2

Equity in (income) of subsidiaries	(165.1)	—	—	165.1	—

Interest expense	69.3	—	—	—	69.3

Loss on early retirement of debt, net	6.7	—	—	—	6.7

Other (income)	(3.0)	(1.7)	(2.7)	—	(7.4)

	101.2	148.6	(0.1)	(165.1)	84.6

Financial Services:

Revenues, net of recourse and reinsurance expense	—	—	67.7	—	67.7

General and administrative expense	—	—	57.2	—	57.2

Interest expense	—	—	1.4	—	1.4

Interest and other (income)	—	—	(7.5)	—	(7.5)

	—	—	16.6	—	16.6

Income before income taxes	101.2	148.6	16.5	(165.1)	101.2

Benefit from income taxes	(152.7)	(115.1)	(3.1)	118.2	(152.7)

Net income	$253.9	$263.7	$19.6	$(283.3)	$253.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2011
NOTE Q - SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)
Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2011

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES

Net cash (used in) provided by operating activities	$(104.1)	$67.6	$(38.8)	$—	$(75.3)

INVESTING ACTIVITIES

Purchases of property and equipment	(6.0)	(6.8)	—	—	(12.8)

Purchases of marketable securities	(259.7)	—	—	—	(259.7)

Proceeds from the sale or maturity of marketable securities	254.7	—	—	—	254.7

Decrease (increase) in restricted cash	3.7	(0.2)	(0.2)	—	3.3

Net cash used in investing activities	(7.3)	(7.0)	(0.2)	—	(14.5)

FINANCING ACTIVITIES

Net change in notes payable	(336.5)	—	29.8	—	(306.7)

Net change in intercompany receivables/payables	78.4	(78.3)	(0.1)	—	—

Proceeds from stock associated with certain employee benefit plans	2.7	—	—	—	2.7

Cash dividends paid	(35.9)	—	—	—	(35.9)

Purchase of treasury stock	(38.6)	—	—	—	(38.6)

Net cash (used in) provided by financing activities	(329.9)	(78.3)	29.7	—	(378.5)

Decrease in cash and cash equivalents	(441.3)	(17.7)	(9.3)	—	(468.3)

Cash and cash equivalents at beginning of period	1,234.9	45.3	29.1	—	1,309.3

Cash and cash equivalents at end of period	$793.6	$27.6	$19.8	$—	$841.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2011
NOTE Q - SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)
Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2010

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES

Net cash provided by (used in) operating activities	$344.4	$323.9	$(81.2)	$—	$587.1

INVESTING ACTIVITIES

Purchases of property and equipment	(6.7)	(8.5)	(0.4)	—	(15.6)

Purchases of marketable securities	(299.4)	—	—	—	(299.4)

Increase in restricted cash	(3.6)	—	—	—	(3.6)

Net cash used in investing activities	(309.7)	(8.5)	(0.4)	—	(318.6)

FINANCING ACTIVITIES

Net change in notes payable	(888.7)	—	83.7	—	(805.0)

Net change in intercompany receivables/payables	314.0	(311.6)	(2.4)	—	—

Proceeds from stock associated with certain employee benefit plans	4.6	—	—	—	4.6

Income tax benefit from stock option exercises	2.9	—	—	—	2.9

Cash dividends paid	(35.8)	—	—	—	(35.8)

Net cash (used in) provided by financing activities	(603.0)	(311.6)	81.3	—	(833.3)

(Decrease) increase in cash and cash equivalents	(568.3)	3.8	(0.3)	—	(564.8)

Cash and cash equivalents at beginning of period	1,871.2	48.3	37.8	—	1,957.3

Cash and cash equivalents at end of period	$1,302.9	$52.1	$37.5	$—	$1,392.5

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
BUSINESS
     We are one of the largest homebuilding companies in the United States, constructing and selling single-family housing through our operating divisions in 26 states and 71 markets as of June 30, 2011, primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $90,000 to $700,000, with an average closing price of $210,800 during the nine months ended June 30, 2011. Approximately 88% and 86% of home sales revenues were generated from the sale of single-family detached homes in the nine months ended June 30, 2011 and 2010, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs.
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

State	Reporting Region/Market

East Region
Delaware	Central Delaware
Georgia	Savannah
Maryland	Baltimore Suburban Washington, D.C.
New Jersey	North New Jersey South New Jersey
North Carolina	Brunswick County Charlotte Greensboro/Winston-Salem Raleigh/Durham
Pennsylvania	Lancaster Philadelphia
South Carolina	Charleston Columbia Greenville Hilton Head Myrtle Beach
Virginia	Northern Virginia

Midwest Region
Colorado	Colorado Springs Denver Fort Collins
Illinois	Chicago
Minnesota	Minneapolis/St. Paul
Wisconsin	Kenosha

Southeast Region
Alabama	Birmingham Mobile
Florida	Daytona Beach Fort Myers/Naples Jacksonville Melbourne/Vero Beach Miami/West Palm Beach Orlando Pensacola/Panama City Tampa/Sarasota
Georgia	Atlanta Middle Georgia

State	Reporting Region/Market

South Central Region
Louisiana	Baton Rouge Lafayette
New Mexico	Las Cruces
Oklahoma	Oklahoma City
Texas	Austin Dallas El Paso Fort Worth Houston Killeen/Temple/Waco Rio Grande Valley San Antonio

Southwest Region
Arizona	Phoenix Tucson
New Mexico	Albuquerque

West Region
California	Bay Area Central Valley Imperial Valley Los Angeles County Riverside County Sacramento San Bernardino County San Diego County Ventura County
Hawaii	Hawaii Maui Oahu
Idaho	Boise
Nevada	Las Vegas Reno
Oregon	Albany Portland
Utah	Salt Lake City
Washington	Seattle/Tacoma Vancouver

OVERVIEW
     In the third quarter of fiscal 2011, conditions within the homebuilding industry remained challenging, primarily due to weak overall economic conditions, high unemployment and low consumer confidence. Although new home demand has declined from the prior year as a result of the expiration of the federal homebuyer tax credit, our net sales orders in the three months ended June 30, 2011 were down only 1% from both the March 2011 and June 2010 quarters. Further, the value of our net sales orders in the three months ended June 30, 2011 increased by 4% compared to both the immediately preceding and prior year quarters. These results suggest that overall demand for new homes may be stabilizing, but we expect that demand is likely to remain at low levels for some time.
     During the ongoing slowdown in the homebuilding industry that began in 2006, numerous factors have hurt demand for new homes on a pervasive and persistent basis across the United States. These factors include high inventory levels of available homes, elevated sales order cancellation rates, low sales absorption rates and overall weak consumer confidence. The effects of these factors have been magnified by reduced availability of credit in the mortgage markets and high levels of home foreclosures. High levels of foreclosures not only contribute to additional inventory available for sale, but also reduce appraisal valuations for new homes, potentially resulting in lower sales prices. The turmoil in the housing market has resulted in substantial price reductions of our homes during the course of the slowdown. The overall economy remains weak, with a high level of unemployment, substantially reduced consumer spending and low levels of consumer confidence.
     The continued low level of demand for our homes indicates that market conditions in the homebuilding industry remain weak, and the timing of a sustainable housing recovery is uncertain. However, our strong balance sheet and liquidity will allow us to invest in market opportunities as they arise. We continue to adjust our business to these lower levels of demand, and we believe we are well positioned for an eventual housing recovery. We will continue to maintain our cautious outlook for the homebuilding industry, and will adjust our operating strategy as necessary as we continually assess the level of underlying demand for new homes in our communities. We expect that our fiscal year home sales, closings and income before income taxes will be lower in fiscal 2011 than in fiscal 2010; however, we expect our home closings and income before income taxes to be higher in the second half of fiscal 2011 than the first half of the year.
     Our future results could be negatively impacted by prolonged weakness in the economy, continued high levels of unemployment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards. Additionally, recent inflationary trends, especially in oil prices and other commodities may further weaken the overall economy as well as consumer confidence.
     Due to these uncertain market conditions, we have evaluated our homebuilding and financial services assets for recoverability. Our assets whose recoverability is most impacted by market conditions include inventory, earnest money deposits and pre-acquisition costs related to land and lot option contracts, tax assets and owned mortgage loans. These assets collectively represented approximately 90% of our total assets, excluding cash and marketable securities, at June 30, 2011. Our evaluations incorporated our expectation of continued challenges in the homebuilding industry. Based on our evaluations, during the three months ended June 30, 2011, we recorded inventory impairment charges of $7.8 million, wrote-off earnest money deposits and pre-acquisition costs related to land and lot option contracts we no longer plan to pursue of $2.1 million (net of recoveries), incurred charges of $3.5 million associated with mortgage loans held in portfolio and the limited recourse provisions on previously sold mortgage loans and incurred charges of $0.4 million related to mortgage reinsurance activities. We will evaluate whether further impairment charges, valuation adjustments or write-offs are necessary on these assets in the coming quarters. Additional discussion of these evaluations and charges is included herein.

STRATEGY
     While population growth, a fundamental factor which supports housing demand, remains positive it is not possible in the near term to predict if current homebuilding industry conditions will improve or if they will deteriorate from current levels. During the downturn, we have generated significant cash flow from operations which we have primarily used to increase our cash balances and reduce our outstanding debt. Our increased liquidity and reduced leverage provide us with flexibility in determining the appropriate operating strategy for each of our communities and markets to strike the best balance between cash flow generation and potential profit. We are continuing the following initiatives related to our operating strategy:
•	Maintaining a strong cash balance and overall liquidity position.

•	Managing the sales prices and level of sales incentives on our homes as necessary to optimize the balance of sales volumes, profits, returns on inventory investments and cash flows.

•	Entering into new lot option contracts to purchase finished lots to potentially increase sales volumes and profitability.

•	Renegotiating existing lot option contracts to reduce our lot costs and better match the scheduled lot purchases with new home demand in each community.

•	Limiting land acquisition and development spending, especially in communities that require substantial investments of time or capital resources.

•	Managing our inventory of homes under construction by selectively starting construction on unsold homes to capture new home demand, while monitoring the number and aging of unsold homes and aggressively marketing unsold, completed homes in inventory.

•	Decreasing the cost of goods purchased from both vendors and subcontractors.

•	Modifying product offerings and pricing to meet consumer demand in each of our markets.

•	Controlling our SG&A infrastructure to match production levels.
     Although we cannot provide any assurances that these initiatives will be successful in the future, we expect that our operating strategy will allow us to achieve profitability while maintaining a strong balance sheet and liquidity position in fiscal 2011.

KEY RESULTS
     Key financial results as of and for the three months ended June 30, 2011, as compared to the same period of 2010, were as follows:
Homebuilding Operations:
•	Homebuilding revenues decreased 29% to $975.4 million.

•	Homes closed decreased 33% to 4,555 homes, while the average selling price of those homes increased 6% to $213,900.

•	Net sales orders decreased 1% to 4,874 homes.

•	Sales order backlog increased 24% to $1.2 billion.

•	Home sales gross margins decreased 70 basis points to 16.5%.

•	Inventory impairments and land option cost write-offs were $9.9 million, compared to $30.3 million.

•	Homebuilding SG&A expenses decreased 21% to $113.7 million, but increased as a percentage of homebuilding revenues by 130 basis points to 11.7%.

•	Homebuilding pre-tax income was $22.2 million, compared to $37.4 million.

•	Homes in inventory were 11,400, compared to 9,500 and 10,800 at September 30, 2010 and June 30, 2010, respectively.

•	Owned and optioned lots totaled 115,000, compared to 119,400 and 116,500 at September 30, 2010 and June 30, 2010, respectively.

•	Homebuilding debt was $1.8 billion, decreasing from $2.1 billion and $2.2 billion at September 30, 2010 and June 30, 2010, respectively.

•	Net homebuilding debt to total capital was 19.9%, up 380 basis points and 240 basis points from the ratio at September 30, 2010 and June 30, 2010, respectively. Gross homebuilding debt to total capital was 40.5%, an improvement of 380 basis points and 510 basis points from the ratio at September 30, 2010 and June 30, 2010, respectively.

•	Homebuilding cash and marketable securities totaled $1.1 billion, compared to $1.6 billion and $1.7 billion at September 30, 2010 and June 30, 2010, respectively.
Financial Services Operations:
•	Total financial services revenues, net of recourse and reinsurance expenses, decreased 14% to $23.8 million from $27.8 million.

•	Financial services pre-tax income was $6.7 million, compared to pre-tax income of $8.9 million.
Consolidated Results:
•	Diluted earnings per share was $0.09, compared to diluted earnings per share of $0.16.

•	Net income was $28.7 million, compared to net income of $50.5 million.

•	Total equity was $2.6 billion, essentially unchanged from the balance at September 30, 2010 and June 30, 2010.

•	Net cash used in operations was $54.2 million, compared to net cash provided by operations of $159.3 million.

     Key financial results for the nine months ended June 30, 2011, as compared to the same period of 2010, were as follows:
Homebuilding Operations:
•	Homebuilding revenues decreased 27% to $2.5 billion.

•	Homes closed decreased 29% to 11,708 homes, while the average selling price of those homes increased 3% to $210,800.

•	Net sales orders decreased 14% to 13,180 homes.

•	Home sales gross margins decreased 120 basis points to 16.2%.

•	Inventory impairments and land option cost write-offs were $32.6 million, compared to $33.9 million.

•	Homebuilding SG&A expenses decreased 11% to $355.8 million, but increased as a percentage of homebuilding revenues by 250 basis points to 14.4%.

•	Homebuilding pre-tax loss was $34.4 million, compared to pre-tax income of $84.6 million.
Financial Services Operations:
•	Total financial services revenues, net of recourse and reinsurance expenses, decreased 7% to $63.0 million from $67.7 million.

•	Financial services pre-tax income was $12.6 million, compared to pre-tax income of $16.6 million.
Consolidated Results:
•	Diluted earnings per share was $0.11, compared to diluted earnings per share of $0.78.

•	Net income was $36.0 million, compared to net income of $253.9 million.

•	Net cash used in operations was $75.3 million, compared to net cash provided by operations of $587.1 million.

RESULTS OF OPERATIONS — HOMEBUILDING
     The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and nine months ended June 30, 2011 and 2010. We have restated the prior year amounts between reporting segments to conform to the current year presentation, reflecting the change in our reporting segments that occurred in the three months ended September 30, 2010.

	Net Sales Orders (1)
	Three Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
East	554	512	8%	$133.0	$114.5	16%	$240,100	$223,600	7%
Midwest	303	250	21%	83.0	71.5	16%	273,900	286,000	(4)%
Southeast	1,109	1,044	6%	215.9	196.6	10%	194,700	188,300	3%
South Central	1,666	1,778	(6)%	298.8	310.4	(4)%	179,400	174,600	3%
Southwest	328	402	(18)%	61.7	69.9	(12)%	188,100	173,900	8%
West	914	935	(2)%	275.0	262.8	5%	300,900	281,100	7%

	4,874	4,921	(1)%	$1,067.4	$1,025.7	4%	$219,000	$208,400	5%

	Nine Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
East	1,557	1,582	(2)%	$356.4	$367.5	(3)%	$228,900	$232,300	(1)%
Midwest	758	821	(8)%	202.2	233.4	(13)%	266,800	284,300	(6)%
Southeast	3,021	3,159	(4)%	580.9	589.6	(1)%	192,300	186,600	3%
South Central	4,671	5,829	(20)%	821.7	1,011.7	(19)%	175,900	173,600	1%
Southwest	932	1,387	(33)%	173.5	242.7	(29)%	186,200	175,000	6%
West	2,241	2,618	(14)%	665.3	748.6	(11)%	296,900	285,900	4%

	13,180	15,396	(14)%	$2,800.0	$3,193.5	(12)%	$212,400	$207,400	2%

	Sales Order Cancellations
	Three Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2011	2010	2011	2010	2011	2010
East	192	165	$40.7	$34.9	26%	24%
Midwest	58	68	14.5	18.1	16%	21%
Southeast	438	430	77.0	76.2	28%	29%
South Central	750	861	127.8	144.2	31%	33%
Southwest	162	163	27.3	28.4	33%	29%
West	231	221	72.0	62.5	20%	19%

	1,831	1,908	$359.3	$364.3	27%	28%

	Nine Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2011	2010	2011	2010	2011	2010
East	496	412	$105.4	$92.4	24%	21%
Midwest	138	187	35.1	51.9	15%	19%
Southeast	1,122	1,030	201.5	179.9	27%	25%
South Central	2,021	2,239	343.7	371.7	30%	28%
Southwest	464	525	78.9	89.5	33%	27%
West	580	589	175.0	168.5	21%	18%

	4,821	4,982	$939.6	$953.9	27%	24%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders
     The value of net sales orders increased 4%, to $1,067.4 million (4,874 homes) for the three months ended June 30, 2011, from $1,025.7 million (4,921 homes) for the same period of 2010. The value of net sales orders decreased 12%, to $2,800.0 million (13,180 homes) for the nine months ended June 30, 2011, from $3,193.5 million (15,396 homes) for the same period of 2010. The number of net sales orders during the current quarter was similar to the volume in the prior year quarter, while sales orders in the nine-month period were 14% lower than the prior year period. Sales order volume in the prior year nine-month period benefitted from the federal homebuyer tax credit, while the current year period did not have a similar benefit. Historically, prior to the onset of the current downturn in the housing market, our first fiscal quarter has been our weakest quarter in terms of sales orders, and we typically had more sales orders in the second and third quarters during spring and into early summer. We experienced this seasonal pattern in our net sales orders during the current quarter, which were essentially flat with the second quarter and greater than the first quarter. While we are encouraged by the return of the historical trend of seasonal sales, demand for new homes remains at a low level.
     In comparing the three-month period ended June 30, 2011 to the same period of 2010, the 21% increase in net sales orders in our Midwest region was primarily due to an increase in sales in our Denver market and the 18% decrease in net sales orders in our Southwest region was due to decreases in sales in our Phoenix and Tucson markets. In comparing the nine-month periods, the volume of net sales orders decreased in all of our regions, but to a lesser degree in our East and Southeast regions as a result of opening new communities in these regions. Our future sales volumes will depend on the strength of the overall economy, employment levels and our ability to successfully implement our operating strategies in each of our markets.
     In comparing the three-month period ended June 30, 2011 to the same period of 2010, the value of net sales orders increased in four of our six market regions. Although the increases were primarily due to increases in the number of homes sold in those regions, an increase in the average selling price was also a factor in most regions. In comparing the nine-month period ended June 30, 2011 to the same period of 2010, the value of net sales orders decreased in all of our market regions, primarily due to decreases in the number of homes sold.
     The average price of our net sales orders in the three and nine-month periods ended June 30, 2011 was $219,000 and $212,400, respectively, higher than the averages of $208,400 and $207,400 in the comparable periods of 2010. In comparing the three-month period ended June 30, 2011 to the same period of 2010, the average price of our net sales orders increased in five of our six market regions. The largest increases were in the East, Southwest and West regions and were primarily due to opening new communities and adjusting our product mix, with higher priced communities representing more of our sales. We will continue our efforts to adjust our product mix, geographic mix and pricing within our homebuilding markets to respond to market conditions.
     Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) during the three and nine months ended June 30, 2011 was 27%, compared to 28% and 24%, respectively, during the same periods of 2010. These cancellation rates continue to be above historical levels and are reflective of low consumer confidence and tight mortgage lending standards. The return of our cancellation rate to historical levels depends largely on the strength of the overall economy and our ability to successfully implement our operating strategies in each of our markets. We anticipate that cancellation rates may fluctuate significantly until there is sustained stability in market conditions.

	Sales Order Backlog
	As of June 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
East	654	511	28%	$150.9	$112.4	34%	$230,700	$220,000	5%
Midwest	305	270	13%	85.7	79.3	8%	281,000	293,700	(4)%
Southeast	1,376	980	40%	263.6	195.0	35%	191,600	199,000	(4)%
South Central	2,074	1,679	24%	367.5	302.8	21%	177,200	180,300	(2)%
Southwest	440	323	36%	81.2	57.5	41%	184,500	178,000	4%
West	751	667	13%	233.3	207.4	12%	310,700	310,900	—%

	5,600	4,430	26%	$1,182.2	$954.4	24%	$211,100	$215,400	(2)%

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

	Homes Closed and Home Sales Revenue
	Three Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
East	508	652	(22)%	$114.7	$150.6	(24)%	$225,800	$231,000	(2)%
Midwest	276	350	(21)%	74.0	99.3	(25)%	268,100	283,700	(5)%
Southeast	996	1,337	(26)%	194.2	247.8	(22)%	195,000	185,300	5%
South Central	1,662	2,704	(39)%	294.5	462.8	(36)%	177,200	171,200	4%
Southwest	311	659	(53)%	56.0	112.5	(50)%	180,100	170,700	6%
West	802	1,103	(27)%	241.1	305.2	(21)%	300,600	276,700	9%

	4,555	6,805	(33)%	$974.5	$1,378.2	(29)%	$213,900	$202,500	6%

	Nine Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
East	1,375	1,630	(16)%	$308.9	$381.7	(19)%	$224,700	$234,200	(4)%
Midwest	700	940	(26)%	186.7	259.1	(28)%	266,700	275,600	(3)%
Southeast	2,457	3,148	(22)%	479.8	573.6	(16)%	195,300	182,200	7%
South Central	4,288	6,512	(34)%	751.5	1,111.4	(32)%	175,300	170,700	3%
Southwest	897	1,556	(42)%	164.1	271.6	(40)%	182,900	174,600	5%
West	1,991	2,808	(29)%	577.6	783.7	(26)%	290,100	279,100	4%

	11,708	16,594	(29)%	$2,468.6	$3,381.1	(27)%	$210,800	$203,800	3%

Home Sales Revenue
     Revenues from home sales decreased 29%, to $974.5 million (4,555 homes closed) for the three months ended June 30, 2011, from $1,378.2 million (6,805 homes closed) for the comparable period of 2010. Revenues from home sales decreased 27%, to $2,468.6 million (11,708 homes closed) for the nine months ended June 30, 2011, from $3,381.1 million (16,594 homes closed) for the comparable period of 2010. The average selling price of homes closed during the three months ended June 30, 2011 was $213,900, up 6% from the $202,500 average for the same period of 2010, which reflects a slight shift in product mix toward a higher priced product in our newer communities. The average selling price of homes closed during the nine months ended June 30, 2011 was $210,800, up 3% from the $203,800 average for the same period of 2010. During the three and nine months ended June 30, 2011, home sales revenues decreased in all of our market regions, resulting from decreases in the number of homes closed.
     The number of homes closed in the three and nine months ended June 30, 2011 decreased 33% and 29%, respectively, due to significant decreases in all of our market regions. The federal homebuyer tax credit helped stimulate demand for new homes during the prior year periods and following its expiration we experienced a significant decline in demand for our homes as reflected in our current year results. Due to the decline in net sales orders during the year and the resulting decline in home closings during recent quarters, we will close fewer homes in fiscal 2011 than we closed in fiscal 2010. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and amount of revenue we will generate.
Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Gross profit – Home sales	16.5%	17.2%	16.2%	17.4%
Gross profit – Land/lot sales	22.2%	—%	2.9%	24.1%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(1.0)%	(2.2)%	(1.3)%	(1.0)%
Gross profit – Total homebuilding	15.5%	15.0%	14.8%	16.4%
Selling, general and administrative expense	11.7%	10.4%	14.4%	11.9%
Interest expense	1.0%	1.4%	1.7%	2.0%
Loss on early retirement of debt, net	0.7%	0.6%	0.4%	0.2%
Other (income)	(0.1)%	(0.1)%	(0.3)%	(0.2)%
Income (loss) before income taxes	2.3%	2.7%	(1.4)%	2.5%
Home Sales Gross Profit
     Gross profit from home sales decreased by 32%, to $161.0 million for the three months ended June 30, 2011, from $237.1 million for the comparable period of 2010. As a percentage of home sales revenues, gross profit from home sales decreased 70 basis points, to 16.5%. The reduction in gross profit from home sales was primarily due to the increased levels of incentives and discounts needed to sell homes in the current year, which narrowed the range between our selling prices and costs of our homes in most of our markets, causing approximately 100 basis points of the decline in home sales gross profit. The prior year period benefitted from the federal homebuyer tax credit, which created demand for our homes without the need for us to provide as many incentives and discounts. This decrease was partially offset by a 30 basis point increase in home sales gross profit resulting from a decrease in the amortization of capitalized interest and property taxes as a percentage of home sales revenue.
     Gross profit from home sales decreased by 32%, to $398.7 million for the nine months ended June 30, 2011, from $587.6 million for the comparable period of 2010. As a percentage of home sales revenues, gross profit from home sales decreased 120 basis points, to 16.2%. Generally, the factors impacting gross margin for the nine-month period ended June 30, 2011 were similar to those discussed for the three-month period. Specifically, the narrowing of the range between our selling prices and costs of our homes caused 140 basis points of the decline, which was partially offset by a 20 basis point increase in home sales gross profit resulting from a decrease in the amortization of capitalized interest and property taxes as a percentage of home sales revenue.
     To the extent we utilize sales incentives and price adjustments to increase the level of home closings, gross profit percentages will continue to be impacted.

Land Sales Revenue
     Land sales revenues increased to $0.9 million and $6.9 million in the three and nine months ended June 30, 2011, respectively, from $0.1 million and $2.9 million in the comparable periods of 2010. Fluctuations in revenues from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we also sell residential lots or land parcels to manage our land and lot supply. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales fluctuate from period to period. As of June 30, 2011, we had $27.5 million of land held for sale that we expect to sell in the next twelve months.

	Inventory Impairments and Land Option Cost Write-offs
	Three Months Ended June 30,
	2011			2010
	Inventory	Land Option		Inventory	Land Option
	Impairments	Cost Write-offs	Total	Impairments	Cost Write-offs	Total
	(In millions)
East	$0.1	$0.6	$0.7	$5.3	$0.2	$5.5
Midwest	0.1	0.1	0.2	17.0	0.1	17.1
Southeast	5.1	0.4	5.5	6.4	0.2	6.6
South Central	—	—	—	0.2	0.1	0.3
Southwest	0.1	0.1	0.2	—	—	—
West	2.4	0.9	3.3	0.2	0.6	0.8

	$7.8	$2.1	$9.9	$29.1	$1.2	$30.3

	Nine Months Ended June 30,
	2011			2010
					Land Option
	Inventory	Land Option		Inventory	Cost Write-offs
	Impairments	Cost Write-offs	Total	Impairments	(Recoveries)	Total
	(In millions)
East	$2.1	$0.8	$2.9	$7.4	$(0.2)	$7.2
Midwest	0.1	0.6	0.7	17.0	0.1	17.1
Southeast	9.8	1.0	10.8	7.9	0.2	8.1
South Central	0.2	0.2	0.4	0.4	0.3	0.7
Southwest	2.2	0.2	2.4	0.3	—	0.3
West	12.8	2.6	15.4	0.2	0.3	0.5

	$27.2	$5.4	$32.6	$33.2	$0.7	$33.9

	Carrying Values of Potentially Impaired and Impaired Communities
	at June 30, 2011
		Inventory with		Communities with Impairment Charges Recorded
		Impairment Indicators		at June 30, 2011
					Inventory
	Total				Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
	(Values in millions)
East	213	12	$79.1	1	$1.1	$1.0
Midwest	62	9	69.5	1	0.5	0.4
Southeast	345	19	61.9	5	20.2	15.1
South Central	306	8	27.8	—	—	—
Southwest	70	10	41.3	1	0.6	0.5
West	185	19	125.8	1	5.7	3.3

	1,181	77	$405.4	9	$28.1	$20.3

	Carrying Values of Potentially Impaired and Impaired Communities
	at September 30, 2010
		Inventory with		Communities with Impairment Charges Recorded
		Impairment Indicators		at September 30, 2010
					Inventory
	Total				Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
	(Values in millions)
East	181	7	$69.9	1	$4.4	$2.8
Midwest	60	13	94.1	3	11.3	6.4
Southeast	308	12	42.7	2	11.8	2.8
South Central	324	19	64.1	6	31.0	18.0
Southwest	89	8	36.5	1	1.2	0.9
West	181	13	102.5	1	3.4	3.1

	1,143	72	$409.8	14	$63.1	$34.0

(1)	A community may consist of land held for development, residential land and lots developed and under development, and construction in progress and finished homes. A particular community often includes inventory in more than one category. Further, a community may contain multiple parcels with varying product types (e.g. entry level and move-up single family detached, as well as attached product types). Some communities have no homes under construction, finished homes, or current home sales efforts or activity.
Inventory Impairments and Land Option Cost Write-offs
     At June 30, 2011, the assumptions utilized in our quarterly impairment evaluation reflected our expectation of continued challenging conditions and uncertainties in the homebuilding industry and in our markets. As we continue to evaluate the strength of the economy (measured largely in terms of job growth), the level of underlying demand for new homes and our operating performance, the level of impairments in future quarters will likely fluctuate and may increase.
     Our impairment evaluation indicated communities with a combined carrying value of $405.4 million as of June 30, 2011 had indicators of potential impairment, and these communities were evaluated for impairment. The analysis of the large majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that we do not intend to develop or operate in current market conditions, slight increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, we estimated the remaining lives of these communities to range from six months to in excess of ten years. In performing this analysis, we utilized a range of discount rates for communities of 14% to 20%. Through this evaluation process, we determined that communities with a carrying value of $28.1 million as of June 30, 2011, were impaired. As a result, during the three months ended June 30, 2011, we recorded impairment charges of $7.8 million to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $29.1 million of impairment charges in the same period of 2010. During the nine months ended June 30, 2011 and 2010, impairment charges totaled $27.2 million and $33.2 million, respectively. In the three months ended June 30, 2011, approximately 83% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 17% of the charges were recorded to construction in progress and finished homes inventory, compared to 93% and 7%, respectively, in the same period of 2010. In the nine months ended June 30, 2011, approximately 76% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 24% of the charges were recorded to construction in progress and finished homes inventory, compared to 91% and 9%, respectively, in the same period of 2010.
     Of the remaining $377.3 million carrying value of communities with impairment indicators which were determined not to be impaired at June 30, 2011, the largest concentrations were in California (23%), Illinois (14%), Arizona (10%), Florida (9%), New Jersey (8%) and Texas (7%). It is possible that our estimate of undiscounted cash flows from these communities may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to develop the lots and construct the homes. The pricing and incentive levels are often inter-related with sales pace within a community, such that a price reduction can typically be expected to increase the sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new homes and existing homes, some of which may result from foreclosures. If conditions in the broader economy, homebuilding industry or specific markets in which we operate worsen, and as we re-evaluate specific community pricing and incentives, construction and development plans, and our overall land sale strategies, we may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges.
     Based on our quarterly reviews of land and lot option contracts, we have written off earnest money deposits and pre-acquisition costs related to contracts for land or lots which are not expected to be acquired. During the three-month periods ended June 30, 2011 and 2010, we wrote off $2.1 million and $1.2 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts. During the nine-month periods ended June 30, 2011 and 2010, we wrote off $5.4 million and $0.7 million, respectively, of these deposits and costs. At June 30, 2011, outstanding earnest money deposits and pre-acquisition costs associated with our portfolio of land and lot option purchase contracts totaled $14.8 million and $8.6 million, respectively.
     In the three and nine-month periods ended June 30, 2011, inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 100 basis points and 130 basis points, respectively, compared to 220 basis points and 100 basis points, respectively, in the same periods of 2010.
Selling, General and Administrative (SG&A) Expense
     SG&A expense from homebuilding activities decreased 21% to $113.7 million in the three months ended June 30, 2011, and 11% to $355.8 million in the nine months ended June 30, 2011, from the comparable periods of 2010. As a percentage of homebuilding revenues, SG&A expense increased 130 basis points, to 11.7% and 250 basis points, to 14.4% in the three and nine-month periods ended June 30, 2011, respectively, from 10.4% and 11.9% in the comparable periods of 2010. The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 63% and 59% of SG&A costs in the three and nine-month periods ended June 30, 2011, respectively, and 60% and 59% in the comparable periods of fiscal 2010. These costs decreased by 17%, to $71.5 million, and by 11% to $211.5 million in the three and nine months ended June 30, 2011, respectively, primarily due to a decline in the level of incentive compensation and to a lesser extent, to the decline in the number of employees. Our homebuilding operations employed approximately 2,475 and 2,565 employees at June 30, 2011 and 2010, respectively. A reduction in advertising costs also contributed to the decline in SG&A expenses.

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
Interest Incurred
     Homebuilding interest costs are incurred relative to the average level of our homebuilding debt outstanding during the period. Comparing the three and nine months ended June 30, 2011 with the same periods of 2010, interest incurred related to homebuilding debt decreased 24% to $31.4 million, and 27% to $100.5 million, respectively, due to decreases of 25% and 28% in our average homebuilding debt.
     We capitalize homebuilding interest costs to inventory during active development and construction. Due to the decrease in the size of our operations, our inventory under active development and construction has been lower than our debt level; therefore, a portion of our interest incurred must be expensed. We expensed $10.1 million and $41.0 million of homebuilding interest during the three and nine-month periods ended June 30, 2011, respectively, compared to $19.6 million and $69.3 million of interest in the same periods of 2010. The reduction in interest expensed in the current year periods is a result of declines in interest incurred in the current year. Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, was 3.1% and 3.2% of total home and land/lot cost of sales in the three and nine-month periods ended June 30, 2011, respectively, compared to 3.4% in the same periods of 2010.
Loss on Early Retirement of Debt
     During the three and nine months ended June 30, 2011, in addition to repaying maturing senior notes, we retired $114.9 million and $242.1 million principal amount of our senior notes prior to their maturity. As a result of the early retirement of these notes, we recognized a net loss of $6.5 million and $10.7 million in the respective current year periods, which represents the difference between the principal amount of the notes and the aggregate purchase price plus any unamortized discounts and fees. The net loss in both periods included a loss of $6.3 million for the call premium and write-off of unamortized fees related to the early redemption of the 5.375% senior notes due 2012.
     During the three and nine months ended June 30, 2010, in addition to repaying maturing senior notes, we retired $345.2 million and $752.7 million principal amount of our senior and senior subordinated notes prior to their maturity, which resulted in a net loss of $8.3 million and $6.7 million, respectively.
Other Income
     Other income, net of other expenses, associated with homebuilding activities was $1.2 million and $6.8 million in the three and nine months ended June 30, 2011, respectively, compared to $2.0 million and $7.4 million in the same periods of 2010. The largest component of other income in all four periods was interest income.

Homebuilding Results by Reporting Region

	Three Months Ended June 30,
	2011			2010
		Homebuilding			Homebuilding
		Income (Loss)	% of		Income (Loss)	% of
	Homebuilding	Before	Region	Homebuilding	Before	Region
	Revenues	Income Taxes (1)	Revenues	Revenues	Income Taxes (1)	Revenues
	(In millions)
East	$114.7	$(1.0)	(0.9)%	$150.6	$(4.3)	(2.9)%
Midwest	74.0	0.1	0.1%	99.3	(18.8)	(18.9)%
Southeast	194.2	(3.0)	(1.5)%	247.9	4.3	1.7%
South Central	294.6	19.0	6.4%	462.8	40.4	8.7%
Southwest	56.0	(0.5)	(0.9)%	112.5	7.8	6.9%
West	241.9	7.6	3.1%	305.2	8.0	2.6%

	$975.4	$22.2	2.3%	$1,378.3	$37.4	2.7%

	Nine Months Ended June 30,
	2011			2010
		Homebuilding			Homebuilding
		Income (Loss)	% of		Income (Loss)	% of
	Homebuilding	Before	Region	Homebuilding	Before	Region
	Revenues	Income Taxes (1)	Revenues	Revenues	Income Taxes (1)	Revenues
	(In millions)
East	$308.9	$(13.6)	(4.4)%	$381.8	$(6.6)	(1.7)%
Midwest	186.7	(13.1)	(7.0)%	259.2	(23.7)	(9.1)%
Southeast	484.8	(16.8)	(3.5)%	575.8	2.5	0.4%
South Central	752.6	30.1	4.0%	1,111.9	82.1	7.4%
Southwest	164.1	(2.5)	(1.5)%	271.6	12.8	4.7%
West	578.4	(18.5)	(3.2)%	783.7	17.5	2.2%

	$2,475.5	$(34.4)	(1.4)%	$3,384.0	$84.6	2.5%

(1)	Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating our corporate office. The amortization of capitalized interest and property taxes is allocated to each segment based on the segment’s revenue, while interest expense and those expenses associated with the corporate office are allocated to each segment based on the segment’s average inventory.
     East Region — Homebuilding revenues decreased 24% and 19% in the three and nine months ended June 30, 2011, respectively, from the comparable periods of 2010. These decreases were primarily due to decreases in the number of homes closed in the majority of the region’s markets. The largest decrease in closings volume occurred in our New Jersey market. The region reported losses before income taxes of $1.0 million and $13.6 million in the three and nine months ended June 30, 2011, respectively, compared to losses of $4.3 million and $6.6 million for the same periods of 2010, primarily as a result of declines in revenue and gross profit. The improvement in the three-month period was due in large part to fewer inventory impairment charges and earnest money and pre-acquisition cost write-offs. Inventory impairment charges and earnest money and pre-acquisition cost write-offs were $0.7 million and $2.9 million in the three and nine months ended June 30, 2011, respectively, compared to $5.5 million and $7.2 million in the same periods of 2010. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) decreased 60 basis points and 200 basis points in the three and nine months ended June 30, 2011, respectively, compared to the same periods of 2010 due to the increased use of incentives to sell homes and weakening market conditions during the current year periods. While total SG&A expenses in the three and nine-month periods decreased from the prior year periods, they increased as a percentage of homebuilding revenues by 110 basis points and 230 basis points in the three and nine-month periods, respectively.

     Midwest Region — Homebuilding revenues decreased 25% and 28% in the three and nine months ended June 30, 2011, respectively, from the comparable periods of 2010. These decreases were primarily due to decreases in the number of homes closed in all of the region’s markets. The region reported income before income taxes of $0.1 million and a loss before income taxes of $13.1 million in the three and nine months ended June 30, 2011, respectively, compared to losses of $18.8 million and $23.7 million for the same periods of 2010. The improvement in the current periods was primarily a result of fewer inventory impairment charges and earnest money and pre-acquisition cost write-offs, which were $0.2 million and $0.7 million in the three and nine months ended June 30, 2011, respectively, compared to $17.1 million in both periods of 2010. Home sales gross profit percentage increased 80 basis points in the three months ended June 30, 2011 and decreased 310 basis points in the nine months ended June 30, 2011, compared to the same periods of 2010 due to construction defect claims in our Denver market in the first six months of the current year. Total SG&A expenses in both the three and nine-month periods decreased from the prior year periods. As a percentage of homebuilding revenues, total SG&A decreased 30 basis points in the three-month period and increased 170 basis points in the nine-month period.
     Southeast Region — Homebuilding revenues decreased 22% and 16% in the three and nine months ended June 30, 2011, respectively, from the comparable periods of 2010. These decreases were due to decreases in the number of homes closed, partially offset by increases in the average selling prices of those homes. The region reported losses before income taxes of $3.0 million and $16.8 million in the three and nine months ended June 30, 2011, respectively, compared to income of $4.3 million and $2.5 million for the same periods of 2010, primarily as a result of declines in revenue and gross profit. Home sales gross profit percentage decreased 200 basis points and 110 basis points in the three and nine months ended June 30, 2011, respectively, compared to the same periods of 2010 due to lower margins on homes closed. As a percentage of homebuilding revenues, total SG&A expenses increased 140 and 240 basis points in the three and nine-month periods, respectively.
     South Central Region — Homebuilding revenues decreased 36% and 32% in the three and nine months ended June 30, 2011, respectively, from the comparable periods of 2010. These decreases were due to decreases in the number of homes closed in all of the region’s markets, partially offset by increases in the average selling prices of those homes. The region reported income before income taxes of $19.0 million and $30.1 million in the three and nine months ended June 30, 2011, compared to income of $40.4 million and $82.1 million for the same periods of 2010, primarily as a result of declines in revenue and gross profit. Home sales gross profit percentage decreased 60 basis points and 130 basis points in the three and nine months ended June 30, 2011, respectively, compared to the same periods of 2010 due to lower margins in the majority of the region’s markets. Although total SG&A expenses in the three and nine-month periods decreased from the prior year periods, as a percentage of homebuilding revenues, total SG&A expenses increased 200 and 230 basis points in the three and nine-month periods, respectively.
     Southwest Region — Homebuilding revenues decreased 50% and 40% in the three and nine months ended June 30, 2011, respectively, from the comparable periods of 2010. These decreases were due to decreases in the number of homes closed in all of the region’s markets, partially offset by increases in the average selling prices of those homes. The region reported losses before income taxes of $0.5 million and $2.5 million in the three and nine months ended June 30, 2011, respectively, compared to income of $7.8 million and $12.8 million for the same periods of 2010, primarily as a result of declines in revenue and gross profit. Home sales gross profit percentage decreased 300 basis points and 170 basis points in the three and nine months ended June 30, 2011, respectively, compared to the same periods of 2010, primarily as a result of the increased use of incentives to sell homes and weakening market conditions in all of the region’s markets. Also contributing to the decrease in gross profit percentage in the nine-month period ended June 30, 2011, inventory impairment charges and earnest money and pre-acquisition cost write-offs increased to $2.4 million, from $0.3 million in the prior year period. While total SG&A expenses in the three and nine-month periods decreased from the prior year periods, they increased as a percentage of homebuilding revenues by 440 basis points and 310 basis points in the three and nine-month periods, respectively.
     West Region — Homebuilding revenues decreased 21% and 26% in the three and nine months ended June 30, 2011, respectively, from the comparable periods of 2010. These decreases were due to decreases in the number of homes closed in the majority of the region’s markets, partially offset by increases in the average selling prices of those homes. The region reported income before income taxes of $7.6 million in the three months ended June 30, 2011, and a loss of $18.5 million in the nine months ended June 30, 2011, compared to income of $8.0 million and $17.5 million for the same periods of 2010, primarily as a result of a decline in revenue and increased impairment charges. Inventory impairment charges and earnest money and pre-acquisition cost write-offs were $3.3 million and

$15.4 million in the three and nine months ended June 30, 2011, respectively, compared to $0.8 million and $0.5 million in the same periods of 2010. The region’s home sales gross profit percentage increased 70 basis points and 20 basis points in the three and nine months ended June 30, 2011, respectively, compared to the same periods of 2010. Total SG&A expenses in the three and nine-month periods decreased from the prior year periods. As a percentage of homebuilding revenues, total SG&A expenses decreased 70 basis points and increased 290 basis points in the three and nine-month periods, respectively.
LAND AND LOT POSITION AND HOMES IN INVENTORY
     The following is a summary of our land and lot position and homes in inventory at June 30, 2011 and September 30, 2010:

	As of June 30, 2011				As of September 30, 2010
		Lots				Lots
		Controlled				Controlled
		Under Lot	Total			Under Lot	Total
		Option and	Land/Lots	Homes		Option and	Land/Lots	Homes
	Land/Lots	Similar	Owned and	in	Land/Lots	Similar	Owned and	in
	Owned	Contracts (1)	Controlled	Inventory	Owned	Contracts (1)	Controlled	Inventory
East	10,000	4,400	14,400	1,400	10,600	4,900	15,500	1,300
Midwest	5,300	400	5,700	600	6,000	600	6,600	700
Southeast	22,600	11,000	33,600	2,600	24,000	11,300	35,300	1,900
South Central	21,400	10,600	32,000	3,900	21,300	9,300	30,600	3,100
Southwest	5,500	800	6,300	1,000	5,700	1,300	7,000	900
West	21,200	1,800	23,000	1,900	22,100	2,300	24,400	1,600

	86,000	29,000	115,000	11,400	89,700	29,700	119,400	9,500

	75%	25%	100%		75%	25%	100%

(1)	Excludes approximately 6,500 and 7,300 lots at June 30, 2011 and September 30, 2010, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contract has yet to be terminated. We have reserved the deposits related to these contracts.
     At June 30, 2011, we owned or controlled approximately 115,000 lots, compared to approximately 119,400 lots at September 30, 2010. Of the 115,000 total lots, we controlled approximately 29,000 lots (25%), with a total remaining purchase price of approximately $981.7 million, through land and lot option purchase contracts with a total of $14.8 million in earnest money deposits. At June 30, 2011, approximately 22,100 of our owned lots were finished.
     We had a total of approximately 11,400 homes in inventory, including approximately 1,200 model homes at June 30, 2011, compared to approximately 9,500 homes in inventory, including approximately 1,200 model homes at September 30, 2010. Of our total homes in inventory, approximately 5,800 and 5,200 were unsold at June 30, 2011 and September 30, 2010, respectively. At June 30, 2011, approximately 2,500 of our unsold homes were completed, of which approximately 700 homes had been completed for more than six months. At September 30, 2010, approximately 3,200 of our unsold homes were completed, of which approximately 800 homes had been completed for more than six months.
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

RESULTS OF OPERATIONS – FINANCIAL SERVICES
     The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and nine-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	2,788	4,119	(32)%	7,198	10,106	(29)%
Number of homes closed by D.R. Horton	4,555	6,805	(33)%	11,708	16,594	(29)%
DHI Mortgage capture rate	61%	61%		61%	61%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	2,809	4,141	(32)%	7,259	10,166	(29)%
Total number of loans originated or brokered by DHI Mortgage	3,257	4,443	(27)%	8,526	11,046	(23)%
Captive business percentage	86%	93%		85%	92%
Loans sold by DHI Mortgage to third parties	2,890	3,984	(27)%	8,294	10,450	(21)%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(In millions)
Loan origination fees	$4.9	$5.2	(6)%	$12.7	$13.4	(5)%
Sale of servicing rights and gains from sale of mortgages	14.6	17.0	(14)%	38.6	44.6	(13)%
Recourse expense	(3.5)	(3.1)	13%	(7.7)	(11.7)	(34)%

Sale of servicing rights and gains from sale of mortgages, net	11.1	13.9	(20)%	30.9	32.9	(6)%
Other revenues	2.9	2.4	21%	7.1	5.6	27%
Reinsurance expense	(0.4)	(0.6)	(33)%	(1.6)	(1.4)	14%

Other revenues, net	2.5	1.8	39%	5.5	4.2	31%

Total mortgage operations revenues	18.5	20.9	(11)%	49.1	50.5	(3)%
Title policy premiums, net	5.3	6.9	(23)%	13.9	17.2	(19)%

Total revenues	23.8	27.8	(14)%	63.0	67.7	(7)%
General and administrative expense	19.3	21.2	(9)%	56.4	57.2	(1)%
Interest expense	0.3	0.7	(57)%	0.7	1.4	(50)%
Interest and other (income)	(2.5)	(3.0)	(17)%	(6.7)	(7.5)	(11)%

Income before income taxes	$6.7	$8.9	(25)%	$12.6	$16.6	(24)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues (1)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Recourse and reinsurance expense	14.1%	11.7%	12.9%	16.2%
General and administrative expense	69.7%	67.3%	78.0%	70.8%
Interest expense	1.1%	2.2%	1.0%	1.7%
Interest and other (income)	(9.0)%	(9.5)%	(9.3)%	(9.3)%
Income before income taxes	24.2%	28.3%	17.4%	20.5%

(1)	Excludes the effects of recourse and reinsurance charges on financial services revenues

Mortgage Loan Activity
     In the three and nine-month periods ended June 30, 2011, total first-lien loans originated or brokered by DHI Mortgage for our homebuyers decreased by 32% and 29%, respectively, corresponding to the decrease in the number of homes closed by our homebuilding operations of 33% and 29%, respectively. Our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) was 61% in each of the three and nine-month periods ended June 30, 2011 and 2010.
     Home closings from our homebuilding operations constituted 86% and 85% of DHI Mortgage loan originations in the three and nine-month periods ended June 30, 2011, respectively, compared to 93% and 92% in the comparable periods of 2010. These consistently high rates reflect DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations. The relatively lower captive percentages in the current year periods reflect a higher level of refinancing activity than in the prior year periods.
     The number of loans sold to third-party purchasers decreased by 27% and 21% in the three and nine months ended June 30, 2011, respectively, from the comparable periods of 2010, corresponding to the decrease in the number of loans originated of 27% and 23%, respectively, between such periods. Virtually all of the mortgage loans originated during the nine months ended June 30, 2011 and mortgage loans held for sale on June 30, 2011 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (GNMA). Approximately 87% of the mortgage loans sold by DHI Mortgage during the nine months ended June 30, 2011 were sold to two major financial institutions pursuant to their loan purchase agreements. If we are unable to sell our mortgages to these or other purchasers, our ability to originate and sell mortgage loans could be significantly reduced and the profitability of our financial services operations would be negatively impacted.
Financial Services Revenues and Expenses
     Revenues from the financial services segment decreased 14% and 7%, to $23.8 million and $63.0 million in the three and nine months ended June 30, 2011, from $27.8 million and $67.7 million in the comparable periods of 2010. Although the volume of loan originations decreased 27% and 23% in the three and nine months ended June 30, 2011, respectively, loan origination fees decreased only 6% and 5% in the same periods due to minor pricing changes during the current year periods. Compared to the prior year nine-month period, revenues in the current year period benefitted from decreases in recourse expense. Charges related to recourse obligations were $3.5 million and $7.7 million in the three and nine-month periods ended June 30, 2011, respectively, compared to $3.1 million and $11.7 million in the same periods of 2010. The calculation of our required repurchase loss reserve is based upon an analysis of repurchase requests received, our actual repurchases and losses through the disposition of such loans or requests, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional recourse expense may be incurred. Additionally, a subsidiary of ours reinsured a portion of the private mortgage insurance written on loans originated by DHI Mortgage in prior years. Charges to increase reserves for expected losses on the reinsured loans were $0.4 million and $1.6 million in the three and nine-month periods ended June 30, 2011, respectively, compared to $0.6 million and $1.4 million in the same periods of 2010.
     As a percentage of financial services revenues, excluding the effects of recourse and reinsurance expense, general and administrative (G&A) expense in the three and nine-month periods ended June 30, 2011 increased to 69.7% and 78.0%, respectively, from 67.3% and 70.8%, in the comparable periods of 2010. The increases were due to the reduction in revenue (excluding the effects of recourse and reinsurance expense) resulting from the decreases in mortgage loan volume compared to the prior year periods. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur as some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

RESULTS OF OPERATIONS — CONSOLIDATED
Income (Loss) before Income Taxes
     Income before income taxes for the three months ended June 30, 2011 was $28.9 million, compared to $46.3 million for the same period of 2010. Loss before income taxes for the nine months ended June 30, 2011 was $21.8 million, compared to income before income taxes of $101.2 million for the same period of 2010. The difference in our operating results for the current year periods compared to a year ago is primarily due to a lower volume of homes closed which resulted in lower revenues.
Income Taxes
     In the three and nine months ended June 30, 2011, respectively, the provision for income taxes attributable to continuing operations was $0.2 million and the benefit from income taxes was $57.8 million, compared to benefits from income taxes of $4.2 million and $152.7 million in the comparable periods of the prior year. The benefit from income taxes in the nine months ended June 30, 2011 was due to us receiving a favorable result from the Internal Revenue Service (IRS) on a ruling request concerning the capitalization of inventory costs, allowing us to reduce our unrecognized tax benefits and corresponding interest by $59.2 million. The benefit from income taxes in the nine months ended June 30, 2010 resulted from net operating loss (NOL) carrybacks. We do not have meaningful effective tax rates for these periods because our net deferred tax assets are offset fully by a valuation allowance.
     We had income taxes receivable of $14.0 million and $16.0 million at June 30, 2011 and September 30, 2010, respectively. The income taxes receivable at June 30, 2011 relates to federal and state income tax refunds we expect to receive.
     At June 30, 2011 and September 30, 2010, our net deferred tax assets, which are fully offset by a valuation allowance, were $849.0 million and $902.6 million, respectively. The realization of our deferred tax assets ultimately depends upon the existence of sufficient taxable income in future periods. We continue to analyze the positive and negative evidence in determining the need for a valuation allowance with respect to our deferred tax assets. The valuation allowance could be reduced in future periods if there is sufficient evidence indicating it is more likely than not that a portion or all of our deferred tax assets will be realized. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our deferred tax assets and consolidated results of operations or financial position.
     We classify interest and penalties on income taxes as income tax expense. At June 30, 2011, the amount of our unrecognized tax benefits was $18.5 million, with a related accrual for interest of $5.6 million. A reduction of $3.3 million in the amount of unrecognized tax benefits and accrued interest with respect to state issues is reasonably possible within the next 12 months and would result in a benefit from income taxes in the consolidated statement of operations.
     We are subject to federal income tax and to income tax in multiple states. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2004 through 2010. We are currently being audited by the IRS for fiscal years 2006 and 2007, and by various states. Our federal NOL refunds from losses in fiscal 2008 and 2009 are subject to Congressional Joint Committee review.

CAPITAL RESOURCES AND LIQUIDITY
     We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. During the challenging homebuilding market conditions experienced over the past few years, we have been operating with a primary focus to generate cash flows through reductions in assets, as well as through profitable operations. Our cash generation has also benefitted from income tax refunds. The generation of cash flow has allowed us to increase our liquidity and strengthen our balance sheet, and has placed us in a position to be able to invest in market opportunities as they arise. We do not expect to generate as much cash from operating activities in fiscal 2011 as we have in any of the past four fiscal years. Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash balances to increase our operating assets. We intend to maintain adequate liquidity and balance sheet strength, and we will continue to evaluate opportunities to access the capital markets as they become available.
     At June 30, 2011, our ratio of net homebuilding debt to total capital was 19.9%, compared to 17.5% at June 30, 2010 and 16.1% at September 30, 2010. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash and marketable securities divided by total capital net of cash and marketable securities (homebuilding notes payable net of cash and marketable securities plus total equity). The increase in our ratio of net homebuilding debt to total capital at June 30, 2011 as compared to the ratio a year earlier and at September 30, 2010 was due to a decrease in cash, the effect of which was largely offset by a reduction in our debt balance. Our ratio of net homebuilding debt to total capital remains well under our historical target operating range of 45% due to the ongoing downturn in the homebuilding market. We believe that our strong balance sheet and liquidity position will allow us to be flexible in reacting to changing market conditions. However, future period-end net homebuilding debt to total capital ratios may be higher than the 19.9% ratio achieved at June 30, 2011.
     We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its obligation under its repurchase agreement is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include our homebuilding cash and marketable securities as a reduction of our homebuilding debt and total capital. For comparison to our ratios of net homebuilding debt to capital above, at June 30, 2011 and 2010, and at September 30, 2010, our ratios of homebuilding debt to total capital, without netting cash and marketable securities balances, were 40.5%, 45.6% and 44.3%, respectively.
     We believe that we will be able to fund our near-term working capital needs and debt obligations from existing cash resources and our mortgage repurchase facility. For our longer-term capital requirements, we will evaluate the need to issue new debt or equity securities through the public capital markets or obtain additional bank financing as market conditions may permit.
Homebuilding Capital Resources
     Cash and Cash Equivalents — At June 30, 2011, we had available homebuilding cash and cash equivalents of $824.2 million.
     Marketable Securities — At June 30, 2011, we had marketable securities of $297.1 million. Our marketable securities consist of U.S. Treasury securities, government agency securities, corporate debt securities, and certificates of deposit.
     Secured Letter of Credit Agreements — We have secured letter of credit agreements which require us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At June 30, 2011 and September 30, 2010, the amount of cash restricted for this purpose totaled $48.4 million and $52.6 million, respectively, and is included in homebuilding restricted cash on our consolidated balance sheets.
     Public Unsecured Debt — The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At June 30, 2011, we were in compliance with all of the limitations and restrictions that form a part of the public debt obligations.

     Shelf Registration Statement — We have an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities which we may issue from time to time in amounts to be determined.
Financial Services Capital Resources
     Cash and Cash Equivalents — At June 30, 2011, the amount of financial services cash and cash equivalents was $16.8 million.
     Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $150 million for the period from June 29, 2011 through October 20, 2011, after which time it will be reduced to $100 million. The maturity date of the facility is March 4, 2012.
     As of June 30, 2011, $258.1 million of mortgage loans held for sale were pledged under the mortgage repurchase facility. These mortgage loans had a collateral value of $242.1 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $125.8 million, DHI Mortgage had an obligation of $116.3 million outstanding under the mortgage repurchase facility at June 30, 2011 at a 3.8% annual interest rate.
     The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At June 30, 2011, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.
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
Operating Cash Flow Activities
     For the nine months ended June 30, 2011, we used $75.3 million of cash in our operating activities, compared to $587.1 million provided by our operating activities in the prior year period, primarily to support the growth in our inventories. During the prior year period, a significant portion of the net cash provided by our operating activities was due to federal income tax refunds and the profit we generated during the period. The net cash provided by our operating activities during the past three fiscal years has resulted in substantial liquidity. This liquidity gives us the flexibility to determine the appropriate operating strategy for each of our communities and to take advantage of opportunities in the market. We have limited our purchases of undeveloped land and our development spending on land we own. However, we are purchasing or contracting to purchase finished lots in many markets to potentially increase sales and home closing volumes and return to sustainable profitability. We plan to continue to manage our inventories by monitoring the number and aging of unsold homes and aggressively marketing our unsold, completed homes in inventory. As we work toward these goals, we expect to generate less cash flow from operations than we have over the past four fiscal years. Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash balances to further increase our inventories.

Investing Cash Flow Activities
     For the nine months ended June 30, 2011, net cash used in our investing activities was $14.5 million, compared to $318.6 million in the prior year period. During the current year period, $259.7 million was used to purchase marketable securities, and proceeds from the sale or maturity of these securities during the period totaled $254.7 million. In the prior year period, $299.4 million was used to purchase marketable securities. Additionally, in the nine months ended June 30, 2011 and 2010, we used $12.8 million and $15.6 million, respectively, to invest in purchases of property and equipment, primarily model home furniture and office equipment. These purchases are generally not significant relative to our total assets or cash flows. Also affecting our investing cash flows are changes in restricted cash, which decreased $3.3 million in the current year period and increased $3.6 million in the prior year period. Changes in restricted cash are primarily due to fluctuations in the balance of our outstanding letters of credit.
Financing Cash Flow Activities
     During the last three years, the majority of our short-term financing needs have been funded with cash generated from operations and borrowings available under our financial services credit facility. Long-term financing needs of our homebuilding operations have historically been funded with the issuance of senior unsecured debt securities through the public capital markets. During the nine months ended June 30, 2011, we repaid, through maturities, redemptions and repurchases, a total of $312.2 million principal amount of various issues of senior notes for an aggregate purchase price of $322.4 million, plus accrued interest. During the nine months ended June 30, 2010, we repaid, through maturities, redemptions and repurchases, a total of $883.6 million principal amount of various issues of senior notes for an aggregate purchase price of $887.6 million, plus accrued interest.
     During the three months ended June 30, 2011, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on May 24, 2011 to stockholders of record on May 12, 2011. In July 2011, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on August 24, 2011 to stockholders of record on August 12, 2011. Quarterly cash dividends of $0.0375 per common share were declared in the comparable quarters of fiscal 2010. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions.
     During the three months ended June 30, 2011, we repurchased 3,544,838 shares of our common stock at a total cost of $38.6 million.
Changes in Capital Structure
     In July 2010, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2011. Repurchases and early redemptions of senior notes through June 30, 2011 reduced the debt repurchase authorization to $241.7 million. Repurchases of common stock through June 30, 2011 reduced the stock repurchase authorization to $61.4 million. On August 1, 2011, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2012.
     Recently, our primary non-operating use of available capital has been to repay debt, and this quarter we also made limited stock repurchases at prices we believe to be attractive. We continue to evaluate our alternatives for future non-operating sources and uses of our available capital, including debt repayments, dividend payments or common stock repurchases, while considering the overall level of our cash balances within the constraints of our balance sheet leverage targets and our liquidity targets.

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
     At June 30, 2011, our homebuilding operations had outstanding letters of credit of $47.8 million, all of which were cash collateralized, and surety bonds of $741.3 million, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.
     Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.
     We enter into land and lot option purchase contracts to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Within the land and lot option purchase contracts at June 30, 2011, there were a limited number of contracts, representing $12.0 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Further discussion of our land option contracts is provided in the “Land and Lot Position and Homes in Inventory” section included herein.
CRITICAL ACCOUNTING POLICIES
     As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2010, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, land and lot option purchase contracts, goodwill, warranty and insurance claim costs and self-insurance, income taxes and stock-based compensation. Since September 30, 2010, there have been no significant changes to those critical accounting policies.
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
     Although the weakness in homebuilding market conditions during the past four years mitigated our historical seasonal variations, we expect our home closings and income before income taxes to be higher in the second half of fiscal 2011 than in the first half of the year. However, given the current market conditions we can make no assurances as to whether this pattern will continue beyond the current fiscal year.

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
     Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in current earnings. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in current earnings, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans and the fair value change, which for the three and nine months ended June 30, 2011 and 2010 was not significant, is recognized in current earnings. At June 30, 2011, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $264.7 million. Uncommitted IRLCs, the duration of which are generally less than six months, totaled approximately $206.3 million, and uncommitted mortgage loans held for sale totaled approximately $79.4 million at June 30, 2011.
     The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2011. The interest rate for our variable rate debt represents the interest rate on our mortgage repurchase facility. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Three Months								Fair value
	Ending								at
	September 30,	Fiscal Year Ending September 30,							June 30,
	2011	2012	2013	2014	2015	2016	Thereafter	Total	2011
	(dollars in millions)
Debt:
Fixed rate	$110.8	$1.1	$171.7	$783.8	$189.7	$598.8	$—	$1,855.9	$1,962.0
Average interest rate	8.0%	3.8%	7.0%	8.2%	5.4%	6.3%	—	7.1%
Variable rate	$116.3	$—	$—	$—	$—	$—	$—	$116.3	$116.3
Average interest rate	3.8%	—	—	—	—	—	—	3.8%

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
     There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company may repurchase shares of its common stock from time to time pursuant to its publicly announced share repurchase program. The following table sets forth information concerning the Company’s common stock repurchases during the three months ended June 30, 2011. All share repurchases were made in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934 and pursuant to the Company’s publicly announced program.

			(c)	(d)
			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that may
	(a)		Part of Publicly	yet be Purchased
	Total Number of	(b)	Announced	Under the Plans
	Shares	Average Price	Plans or	or Programs (1)
	Purchased	Paid per Share	Programs	(In millions)
April 1, 2011 - April 30, 2011	—	$—	—	$100.0

May 1, 2011 - May 31, 2011	—	$—	—	$100.0

June 1, 2011 - June 30, 2011	3,544,838	$10.88	3,544,838	$61.4

Total	3,544,838	$10.88	3,544,838	$61.4

(1)	Shares purchased during the three months ended June 30, 2011 were part of a $100 million common stock repurchase authorization by the Board of Directors in July 2010. These purchases resulted in a remaining authorization of $61.4 million at June 30, 2011, which subsequently expired. On August 1, 2011, the Board of Directors authorized the repurchase of up to $100 million of the Company’s stock. The new repurchase authorization will expire on July 31, 2012, unless renewed by the Board of Directors prior to such expiration.

ITEM 6. EXHIBITS
(a) Exhibits.
3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992. (1)

3.2	Amended and Restated Bylaws of the Company. (2)

10.1	Sixth Amendment to Master Repurchase Agreement, dated June 29, 2011 by and between DHI Mortgage Company, Ltd. and U.S. Bank National Association, as Administrative Agent, Syndication Agent and a Buyer. (3)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges. (*)

31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer. (*)

32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer. (*)

101	The following financial statements from D.R. Horton, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 2, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements. (**)

*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 30, 2009, filed with the SEC on August 5, 2009.

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 29, 2011, filed with the SEC on July 6, 2011.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date: August 2, 2011	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)