Form 10-K
period 2011-09-30
HORTON D R INC /DE/
filed 2011-11-17
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,389,825,000 based on the closing price as reported on the New York Stock Exchange.

As of November 10, 2011, there were 323,250,170 shares of the registrant’s common stock, par value $.01 per share, issued and 316,050,099 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

D.R. HORTON, INC. AND SUBSIDIARIES
2011 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

D.R. Horton, Inc. is one of the largest homebuilding companies in the United States. We construct and sell homes through our operating divisions in 25 states and 73 metropolitan markets of the United States, primarily under the name of D.R. Horton, America’s Builder. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Donald R. Horton began our homebuilding business in 1978. In 1991, we were incorporated in Delaware to acquire the assets and businesses of our predecessor companies, which were residential home construction and development companies owned or controlled by Mr. Horton. In 1992, we completed our initial public offering of our common stock. Our company’s growth over the years was achieved by investing available capital into our existing homebuilding markets and into start-up operations in new markets. Additionally, we acquired other homebuilding companies, which strengthened our position in existing markets and expanded our geographic presence and product offerings in other markets. Our homes generally range in size from 1,000 to 4,000 square feet and in price from $90,000 to $600,000. The current downturn in our industry has resulted in a substantial decrease in the size of our operations during the last five fiscal years as we have adapted to the significantly weakened new homes market. For the year ended September 30, 2011, we closed 16,695 homes with an average closing sales price of approximately $212,200.

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

Our financial reporting segments consist of six homebuilding segments and a financial services segment. Our homebuilding operations are the most substantial part of our business, comprising approximately 98% of consolidated revenues, which totaled $3.6 billion in fiscal 2011. Our homebuilding operations generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. In addition to building traditional single-family detached homes, we also build attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. The sale of detached homes generated approximately 88%, 86%, and 81% of home sales revenues in fiscal 2011, 2010 and 2009, respectively. Our financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

Available Information

We make available, as soon as reasonably practicable, on our Internet website all of our reports required to be filed with the Securities and Exchange Commission (SEC). These reports can be found on the “Investors” page of our website under “SEC Filings” and include our annual and quarterly reports on Form 10-K and 10-Q (including related filings in XBRL format), current reports on Form 8-K, beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. Our SEC filings are also available to the public on the SEC’s website at www.sec.gov, and the public may read and copy any document we file at the SEC’s public reference room located at 100 F Street NE, Washington, D.C. 20549. Further information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. In addition to our SEC filings, our corporate governance documents, including our Code of Ethical Conduct for the CEO, CFO and Senior Financial Officers, are available on the “Investors” page of our website under “Corporate Governance.” Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations department.

Our principal executive offices are located at 301 Commerce Street, Suite 500, Fort Worth, Texas 76102. Our telephone number is (817) 390-8200, and our Internet website address is www.drhorton.com. Information contained on our website is not incorporated by reference into this annual report on Form 10-K unless expressly noted.

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

For the past five years, conditions in the homebuilding industry have been challenging. During this time, we have reduced our SG&A cost structure, rebid the costs in our homes, redesigned our product to be more efficient to build, reduced our homes under construction to more closely match current demand and enforced very conservative land and lot inventory investment guidelines. We have generated significant cash from operations by reducing our land inventory, our homes under construction and our mortgage loans held for sale, and from income tax refunds. We used this cash to reduce our outstanding notes payable and to increase our cash balances. As a result of all of these actions, we have a strong liquidity position and have improved our balance sheet leverage, both on a gross and net basis, from the beginning of the housing downturn. We will continue to conservatively manage our business, and our liquidity and balance sheet strength provide us with flexibility in determining the appropriate operating strategy for each of our communities and markets to strike the best balance between cash flow generation and potential profit.

Geographic Diversity

From inception to 1987, our homebuilding activities were conducted in the Dallas/Fort Worth area. We then diversified geographically by entering additional markets, both through start-up operations and acquisitions. We now operate in 25 states and 73 markets. This provides us with geographic diversification in our homebuilding inventory investments and our sources of revenues and earnings. We believe our diversification strategy helps to mitigate the effects of local and regional economic cycles and enhances our long-term potential.

Economies of Scale

We are the largest homebuilding company in the United States in terms of number of homes closed in fiscal 2011. By the same measure, we are also one of the five largest builders in many of our markets in fiscal 2011. We believe that our national, regional and local scale of operations has provided us with benefits that may not be available in the same degree to some other smaller homebuilders, such as:

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

Decentralized Operations

We decentralize our homebuilding activities to give operating flexibility to our local division presidents on certain key operating decisions. At September 30, 2011, we had 29 separate homebuilding operating divisions, many of which operate in more than one market area. Generally, each operating division consists of a division president; land entitlement, acquisition and development personnel; a sales manager and sales personnel; a construction manager and construction superintendents; customer service personnel; a controller; a purchasing manager and office staff. We believe that division presidents and their management teams, who are familiar with local conditions, generally have better information on which to base decisions regarding their operations. Our division presidents receive performance bonuses based upon achieving targeted financial and operational measures related to their operating divisions.

Operating Division Responsibilities

Each operating division is responsible for:

•	Site selection, which involves

— A feasibility study;

— Soil and environmental reviews;

— Review of existing zoning and other governmental requirements; and

— Review of the need for and extent of offsite work required to meet local building codes;

•	Negotiating lot option or similar contracts;

•	Obtaining all necessary land development and home construction approvals;

•	Selecting land development subcontractors and ensuring their work meets our contracted scopes;

•	Selecting building plans and architectural schemes;

•	Selecting construction subcontractors and ensuring their work meets our contracted scopes;

•	Planning and managing homebuilding schedules;

•	Developing and implementing local marketing plans; and

•	Coordinating post-closing customer service and warranty repairs.

Centralized Controls

We centralize the key risk elements of our homebuilding business through our regional and corporate offices. We have four separate homebuilding regional offices. Generally, each regional office consists of a region president, legal counsel, a chief financial officer, a purchasing manager and limited office support staff. Each of our region presidents and their management teams are responsible for oversight of the operations of certain homebuilding operating divisions, including:

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

•	Financing;

•	Cash management;

•	Risk and litigation management;

•	Allocation of capital;

•	Issuance and monitoring of inventory investment guidelines to our operating divisions;

•	Environmental assessments of land and lot acquisitions;

•	Approval and funding of land and lot acquisitions;

•	Accounting and management reporting;

•	Internal audit;

•	Information technology systems;

•	Administration of payroll and employee benefits;

•	Negotiation of national purchasing contracts;

•	Monitoring and analysis of margins, expenses and profitability; and

•	Administration of customer satisfaction surveys and reporting of results.

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

We control construction costs by striving to design our homes efficiently and by obtaining competitive bids for construction materials and labor. We also seek to negotiate favorable pricing from our primary subcontractors and suppliers based on the volume of services and products we purchase from them on a local, regional and national basis. We monitor our construction costs on each house as well as our inventory levels, margins, expenses and profitability through our management information systems.

Acquisitions

We are committed to maintaining our strong balance sheet and liquidity position; however, we will continue to evaluate opportunities for strategic acquisitions or expansions of our operations. We believe that the current housing industry downturn may provide us selected opportunities to enhance our operations through the acquisition of existing homebuilding companies or distressed real estate properties at attractive valuations. In certain instances, such acquisitions can provide us benefits not found in start-up operations, such as: established land positions and inventories; and existing relationships with municipalities, land owners, developers, subcontractors and suppliers. We seek to limit the risks associated with acquiring other companies and distressed real estate properties by conducting extensive operational, financial and legal due diligence on each acquisition and by performing financial analysis to determine that each acquisition will have a positive impact on our earnings within an acceptable period of time.

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

State	Reporting Region/Market

East Region
Delaware	Central Delaware
Georgia	Savannah
Maryland	Baltimore
Suburban Washington, D.C.
New Jersey	North New Jersey
South New Jersey
North Carolina	Charlotte
Fayetteville
Greensboro/Winston-Salem
Jacksonville
Raleigh/Durham
Wilmington
Pennsylvania	Lancaster
Philadelphia
South Carolina	Charleston
Columbia
Greenville
Hilton Head
Myrtle Beach
Virginia	Northern Virginia

Midwest Region
Colorado	Colorado Springs
Denver
Fort Collins
Illinois	Chicago
Minnesota	Minneapolis/St. Paul

Southeast Region
Alabama	Birmingham
Mobile
Montgomery
Tuscaloosa
Florida	Daytona Beach
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
Vancouver

When evaluating new or existing homebuilding markets for purposes of capital allocation, we consider local, market-specific factors, including among others:

•	Economic conditions;

•	Employment levels and job growth;

•	Income level of potential homebuyers;

•	Local housing affordability and typical mortgage products utilized;

•	Market for homes at our targeted price points;

•	Availability of land and lots on acceptable terms;

•	Land entitlement and development processes;

•	New and secondary home sales activity;

•	Competition; and

•	Prevailing housing products, features, cost and pricing.

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

We also enter into land/lot option contracts, in which we obtain the right, but generally not the obligation, to buy land or lots at predetermined prices on a defined schedule commensurate with anticipated home closings or planned development. Our option contracts generally are non-recourse, which limits our financial exposure to our earnest money deposited with land and lot sellers and any pre-acquisition due diligence costs incurred by us. This enables us to control land and lot positions with limited capital investment, which substantially reduces the risks associated with land ownership and development.

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

Construction

Our home designs are selected or prepared in each of our markets to appeal to local tastes and preferences of homebuyers in each community. We also offer optional interior and exterior features to allow homebuyers to enhance the basic home design and to allow us to generate additional revenues from each home sold. We continually adjust our product offerings to address our customers’ expectations for affordability, home size and features.

Substantially all of our construction work is performed by subcontractors. Subcontractors typically are selected after a competitive bidding process and retained for a specific subdivision pursuant to a contract that obligates the subcontractor to complete construction at an agreed-upon price. Agreements with the subcontractors and suppliers we use generally are negotiated for each subdivision. We compete with other homebuilders for qualified subcontractors, raw materials and lots in the markets where we operate. We employ construction superintendents to monitor homes under construction, participate in major design and building decisions, coordinate the activities of subcontractors and suppliers, review the work of subcontractors for quality and cost controls and monitor compliance with zoning and building codes. In addition, our construction superintendents play a significant role in working with our homebuyers by assisting with option selection and home modification decisions, educating buyers on the construction process and instructing buyers on post-closing home maintenance.

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

We market our homes and communities to prospective homebuyers and real estate brokers in our local markets through electronic media, including email, social networking sites and our company Internet website, as well as brochures, flyers, newsletters and promotional events. We also use billboards, radio, television and newspaper advertising as necessary in each local market. To minimize advertising costs, we attempt to operate in subdivisions in conspicuous locations that permit us to take advantage of local traffic patterns. We believe that model homes play a substantial role in our marketing efforts and therefore expend significant effort to create an attractive atmosphere in our model homes.

We also build a limited number of speculative homes in most of our subdivisions. These homes enhance our marketing and sales efforts to prospective homebuyers who are relocating to these markets, as well as to independent brokers, who often represent homebuyers requiring a completed home within a short time frame. We determine our speculative homes strategy in each market based on local market factors, such as new job growth, the number of job relocations, housing demand and supply, seasonality, current sales contract cancellation trends and our past experience in the market. We expect to maintain a level of speculative home inventory in our markets based on our current and planned sales pace, and we monitor and adjust speculative home inventory on an ongoing basis as conditions warrant. Speculative homes help to provide us with opportunities to sell additional homes at a profit and generate positive returns and cash flows on our inventory of owned lots.

Our sales contracts require an earnest money deposit which varies in amount among our markets and subdivisions. Additionally, customers are generally required to pay additional deposits when they select options or upgrade features for their homes. Most of our sales contracts stipulate that when customers cancel their contracts with us, we have the right to retain their earnest money and option deposits; however, our operating divisions occasionally choose to refund the deposit. Our sales contracts also include a financing contingency which permits customers to cancel and receive a refund of their deposit if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified period. Our contracts may include other contingencies, such as the sale of an existing home. As a percentage of gross sales orders, cancellations of sales contracts in fiscal 2011 were 27%, compared to 26% in fiscal 2010. The length of time between the signing of a sales contract for a home and delivery of the home to the buyer (closing) is generally from two to six months.

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

Sales Order Backlog

At September 30, 2011, the value of our backlog of sales orders was $1,036.2 million (4,854 homes), an increase of 22% from $850.8 million (4,128 homes) at September 30, 2010. The average sales price of homes in backlog was $213,500 at September 30, 2011, up 4% from the $206,100 average at September 30, 2010. Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations. Substantially all of the homes in our sales backlog at September 30, 2011 are scheduled to close in fiscal year 2012. Further discussion of our backlog is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of this annual report on Form 10-K.

Customer Mortgage Financing

We provide mortgage financing services principally to purchasers of our homes in the majority of our homebuilding markets through our wholly-owned subsidiary, DHI Mortgage. DHI Mortgage coordinates and expedites the sales transaction by ensuring that mortgage commitments are received and that closings take place in a timely and efficient manner. DHI Mortgage originates mortgage loans for a substantial portion of our homebuyers. During the year ended September 30, 2011, approximately 85% of DHI Mortgage’s loan volume related to homes closed by our homebuilding operations, and DHI Mortgage provided mortgage financing services for approximately 61% of our total homes closed.

To limit the risks associated with our mortgage operations, DHI Mortgage originates loan products that we believe can be sold to third-party purchasers. DHI Mortgage generally sells the loans and their servicing rights to third-party purchasers shortly after origination with limited recourse provisions. In markets where we currently do not provide mortgage financing, we work with a variety of mortgage lenders that make available to homebuyers a range of mortgage financing programs.

Title Services

Through our subsidiary title companies, we serve as a title insurance agent in selected markets by providing title insurance policies, examination and closing services primarily to the purchasers of homes we build and sell. We currently assume little or no underwriting risk associated with these title policies.

Employees

At September 30, 2011, we employed 3,010 persons, of whom 804 were sales and marketing personnel, 959 were executive, administrative and clerical personnel, 619 were involved in construction and 628 worked in mortgage and title operations. We believe that our relations with our employees are good.

Competition

The homebuilding industry is highly competitive. We compete with numerous other national, regional and local homebuilders for homebuyers, desirable properties, raw materials, skilled labor, employees, management talent and financing. We also compete with resales of existing homes and with the rental housing market. Our homes compete on the basis of quality, price, design, mortgage financing terms and location. Our competition remains intense with other homebuilders, especially as to pricing and incentives. Additionally, the large number of foreclosed homes being offered for sale creates competition for homebuyers and negatively affects pricing. Our financial services business competes with other mortgage lenders, including national, regional and local mortgage bankers and other financial institutions, many of which have greater access to capital, different lending criteria and potentially broader product offerings.

Governmental Regulation and Environmental Matters

The homebuilding industry is subject to extensive and complex regulations. We and the subcontractors we use must comply with various federal, state and local laws and regulations, including zoning, density and development requirements, building, environmental, advertising, labor and real estate sales rules and regulations. These regulations and requirements affect the development process, as well as building materials to be used, building designs and minimum elevation of properties. Our homes are inspected by local authorities where required, and homes eligible for insurance or guarantees provided by the Federal Housing Administration (FHA) and the Veterans Administration (VA) are subject to inspection by them. These regulations often provide broad discretion to the administering governmental authorities. In addition, our new housing developments may be subject to various assessments for schools, parks, streets and other public improvements.

Our homebuilding operations are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health, safety and the environment. The particular environmental laws for each site vary greatly according to location, environmental condition and the present and former uses of the site and adjoining properties.

Our mortgage company and title insurance agencies must comply with various federal and state laws and regulations. These include eligibility and other requirements for participation in the programs offered by the FHA, VA, Government National Mortgage Association (Ginnie Mae), Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). These also include required compliance with consumer lending and other laws and regulations such as disclosure requirements, prohibitions against discrimination and real estate settlement procedures. These laws and regulations subject our operations to examination by the applicable agencies.

Seasonality

We have typically experienced seasonal variations in our quarterly operating results and capital requirements. Prior to the current downturn in the homebuilding industry which began to affect our seasonal patterns in fiscal 2007, we generally had more homes under construction, closed more homes and had greater revenues and operating income in the third and fourth quarters of our fiscal year. This seasonal activity increased our working capital requirements for our homebuilding operations during the third and fourth fiscal quarters and increased our funding requirements for the mortgages we originated in our financial services segment at the end of these quarters. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year.

Although the weakness in homebuilding market conditions mitigated our historical seasonal variations in recent years, our home closings and income before income taxes were higher in the second half of fiscal 2011 than in the first half of the year. However, given the current uncertain outlook for market conditions we can make no assurances as to whether this pattern will continue beyond the current fiscal year.

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

The downturn in the homebuilding industry is in its fifth year, and it has become one of the most severe housing downturns in U.S. history. The significant declines in the demand for new homes, oversupply of homes on the market and reductions in the availability of financing for homebuyers that have marked the downturn are continuing. During the downturn, we have experienced material reductions in our home sales and homebuilding revenues, and we have incurred material asset impairments and write-offs.

Our ability to respond to the downturn has been limited by adverse industry and economic conditions. The significant number of home mortgage foreclosures has increased supply and driven down prices, making the purchase of a foreclosed home an alternative to purchasing a new home as well as negatively affecting appraisal comparisons for mortgage financing. Homebuilders have responded to declining sales and increased cancellation rates with significant concessions. With the decline in the values of homes and the inability of some homeowners to make their mortgage payments, the credit markets have been significantly disrupted, putting strains on many households and businesses. In the face of these conditions, the overall economy has remained very weak, with high unemployment levels and substantially reduced consumer spending and confidence. As a result, demand for new homes remains at historically low levels.

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

During the downturn in the homebuilding industry, we generated substantial operating cash flow, and we have relied principally on our cash on hand to meet our working capital needs and repay outstanding indebtedness. The downturn and the constriction of the credit markets have reduced some of the other sources of liquidity available to us. There likely will be periods when financial market upheaval will limit our ability to access the public debt markets or obtain bank financing, or doing so will increase our cost of capital.

Our mortgage subsidiary, DHI Mortgage, uses a mortgage repurchase facility to finance many of the loans it originates. The facility must be renewed annually, and the current facility expires in March 2012. A continuation of current market conditions could make the renewal more difficult or could result in an increase in the cost of the facility or a decrease in its committed availability. Such conditions may also make it more difficult or costly to sell the mortgages that we originate.

We believe we can meet our capital requirements in the next 12 months with our existing cash resources. However, we can provide no assurance that we will continue to be able to do so, particularly if current industry or economic conditions continue or deteriorate further. The future effects on our business, liquidity and financial results of these conditions could be material and adverse, both in ways described above and in other ways that we do not currently foresee.

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

Over the last five fiscal years, the mortgage lending industry has experienced significant change and contraction. Credit requirements have tightened and investor demand for mortgage loans and mortgage-backed securities has been limited to securities backed by Fannie Mae, Freddie Mac or Ginnie Mae. This has made it more difficult for many buyers to finance the purchase of our homes, thus reducing the pool of qualified homebuyers. These reductions in demand have adversely affected our business and financial results, and the duration and severity of these effects remain uncertain.

We believe that the liquidity provided by Fannie Mae, Freddie Mac and Ginnie Mae to the mortgage industry has been very important to the housing market. Fannie Mae and Freddie Mac have required substantial injections of capital from the federal government and may require additional government support in the future. In addition, increased lending volume and losses insured by the FHA have resulted in a reduction of its insurance fund. Any reduction in the availability of the financing provided by these institutions could adversely affect interest rates, mortgage availability and sales of new homes and mortgage loans.

The FHA insures mortgage loans that generally have lower credit requirements and as a result, continue to be a particularly important source for financing the sale of our homes. In the last three years, more restrictive guidelines have been placed on FHA insured loans, affecting minimum down payment and availability for condominium financing. In the near future, further restrictions are expected on FHA insured loans, including but not limited to additional limitations on seller-paid closing costs and concessions. This or any other restriction may negatively affect the availability or affordability of FHA financing, which could adversely affect our ability to sell homes.

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

The mortgage loans originated by our financial services operation are sold to third-party purchasers. An entity which has historically purchased a substantial volume of mortgage loans from us has recently announced that they are exiting this line of business. If we are unable to sell to additional viable purchasers in the marketplace, our ability to originate and sell mortgage loans at competitive prices could be limited which would negatively affect our profitability.

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

We have been successful in increasing our liquidity by generating positive operating cash flow and reducing our leverage during the downturn. However, during this time, notwithstanding our sales strategies, we continued to experience a low level of sales demand and an elevated rate of sales contract cancellations. We believe this is largely due to reduced homebuyer confidence, due principally to the weak economy and the continuing high level of unemployment. A more restrictive mortgage lending environment and the inability of some buyers to sell their existing homes have also impacted our sales orders. Many of these factors, which affect new sales and cancellation rates, are beyond our control. It is uncertain how long the low sales level and elevated level of cancellations will continue. If these conditions continue for a protracted period, it is not clear whether our strategies will succeed in maintaining or increasing our sales volume or our current margins.

Our business and financial results could be adversely affected by significant inflation or deflation.

Inflation can adversely affect us by increasing costs of land, materials and labor. In the event of a return of significant inflation, we may seek to increase the sales prices of homes in order to maintain satisfactory margins. However, a continuation of the oversupply of homes relative to demand may make this difficult. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on housing demand. In such an environment, we may not be able to raise home prices sufficiently to keep up with the rate of inflation and our margins could decrease. Moreover, with inflation, the costs of capital increase and the purchasing power of our cash resources can decline. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business or financial results.

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

Continued military deployments to foreign regions, terrorist attacks, other acts of violence or threats to national security and any corresponding response by the United States or others, or related domestic or international instability may adversely affect general economic conditions or cause a slowdown of the economy.

As a result of the foregoing matters, potential customers may be less willing or able to buy our homes. Because of weak industry and economic conditions, we have generally not been able to increase the sale prices of our homes in recent years. In the future, our pricing strategies may also be limited by market conditions. We may be unable to further change the mix of our home offerings, reduce the costs of the homes we build or offer more affordable homes to maintain our margins or satisfactorily address changing market conditions in other ways. In addition, cancellations of home sales contracts in backlog may increase as homebuyers choose to not honor their contracts due to any of the factors discussed above.

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

Our levels of owned and controlled land and building lots are based on management’s expectations for future volume growth. In light of the much weaker market conditions encountered since fiscal 2006, we have significantly slowed our purchases of undeveloped land and our development spending on land we own. We made substantial land and lot sales in fiscal 2008. Throughout the downturn, we also terminated numerous land option contracts and wrote off earnest money deposits and pre-acquisition costs related to these option contracts. Because future market conditions are uncertain, we cannot provide assurance that these measures will be successful in managing our future inventory risks.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (H.R.4173) was signed into law. This legislation provides for a number of new requirements relating to residential mortgage lending practices, many of which are to be developed further by implementing rules. These include, among others, minimum standards for mortgages and lender practices in making mortgages, limitations on certain fees and incentive arrangements, retention of credit risk and remedies for borrowers in foreclosure proceedings. The effect of such provisions on our financial services business will depend on the rules that are ultimately enacted. Key decisions that have yet to be made concern the characteristics of mortgages that would be exempt from risk retention, how risk retention requirements will be implemented and how derivative trading will be impacted. These factors could restrict the availability of and increase the cost of mortgage credit in addition to increasing the general and administrative costs within our financial services operations.

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

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. As a consequence, we maintain product liability insurance, and we obtain indemnities and certificates of insurance from subcontractors covering claims related to their workmanship and materials. We establish warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all of our warranty and construction defect claims in the future. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of product liability insurance for construction defects is currently limited and costly. We have responded to increases in insurance costs and coverage limitations in recent years by increasing our self-insured retentions and claim reserves. There can be no assurance that coverage will not be further restricted or become more costly.

Our debt obligations could adversely affect our financial condition.

As of September 30, 2011, our consolidated debt was $1,704.6 million. As of September 30, 2011, other than the expiration of the mortgage repurchase facility in March 2012, there are no scheduled maturities of principal on our outstanding public debt during the next 12 months. The indentures governing our senior and convertible senior notes do not restrict the incurrence of future unsecured debt, and they permit significant amounts of secured debt. We do not currently have a revolving credit facility for our homebuilding operations. If we choose to enter into a new line of credit agreement, it may limit the amount of debt we could incur.

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

Mortgage Repurchase Facility and Other Restrictions.  The mortgage repurchase facility for our mortgage subsidiary requires the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a minimum level of liquidity by our mortgage subsidiary. A failure to comply with these requirements could allow the lending bank to terminate the availability of funds to the financial services subsidiaries or cause their debt to become due and payable prior to maturity. Any difficulty experienced in complying with these covenants could make the renewal of the facility more difficult or costly.

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

Changes in Debt Ratings.  Our senior unsecured debt is currently rated at below investment grade. Any lowering of our debt ratings could make entering into a new line of credit agreement or accessing the public capital markets more difficult and/or more expensive.

Change of Control Purchase Options.  If a change of control occurs as defined in the indentures governing $455.5 million principal amount of our senior notes as of September 30, 2011, we would be required to offer to purchase these notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. If a fundamental change, including a change of control, occurs as defined in the indenture governing our convertible senior notes, which constituted $500 million principal amount as of September 30, 2011, we would be required to offer to purchase these notes at par, together with all accrued and unpaid interest, if any. If purchase offers were required under the indentures for these notes, we can give no assurance that we would have sufficient funds to pay the amounts that we would be required to purchase.

Potential Future Restrictions.  We do not currently have a revolving line of credit in place. However, if we decide to enter into a revolving credit agreement in the future, it is likely that we would become subject to further restrictions on our operations and activities.

Homebuilding and financial services are very competitive industries, and competitive conditions could adversely affect our business or financial results.

The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled labor. We compete with other local, regional and national homebuilders, often within larger subdivisions designed, planned and developed by such homebuilders. We also compete with existing home sales, foreclosures and rental properties. The competitive conditions in the homebuilding industry can negatively impact our sales volumes, selling prices and incentive levels, reduce our profit margins, and cause impairments in the value of our inventory or other assets. Competition can also hurt our ability to acquire suitable land, raw materials and skilled labor at acceptable prices or terms, or cause delays in the construction of our homes.

Our financial services business competes with other mortgage lenders, including national, regional and local mortgage banks and other financial institutions. Mortgage lenders with greater access to capital or different lending criteria may be able to offer more attractive financing to potential customers.

Our homebuilding and financial services businesses compete with other companies, both from within and outside of these industries, to attract and retain highly skilled and experienced employees, managers and executives. Competition for the services of these individuals will likely increase substantially as business conditions begin to stabilize or improve in the homebuilding and financial services industries or in the general economy. If we are unable to attract and retain key employees, managers or executives, our business could be adversely impacted.

We cannot make any assurances that any future growth strategies will be successful or not expose us to additional risks.

Although we have focused on internal growth in recent years, we may in the future make strategic acquisitions of homebuilding companies or their assets. Successful strategic acquisitions require the integration of operations and management. Although we believe that we have been successful in the past, we can give no assurance that we would be able to successfully identify, acquire and integrate strategic acquisitions in the future. Acquisitions can result in the dilution of existing stockholders if we issue our common stock as consideration, or reduce our liquidity or increase our debt if we fund them with cash. The impact on liquidity may be increased because we do not currently have a revolving credit facility. In addition, acquisitions can expose us to valuation risks, including the risk of writing off goodwill or impairing inventory and other assets related to such acquisitions. The risk of goodwill and other asset impairments increases during a cyclical housing downturn when our profitability may decline, as evidenced by the goodwill and other asset impairment charges we recognized in recent years. In addition, we may not be able to successfully implement our operating or internal growth strategies within our existing markets. In the uncertain current market conditions, asset acquisitions involve a risk that the markets involved may subsequently deteriorate. Conversely, if we delay an acquisition until we believe the market uncertainties are resolved, the potential competitive advantages of the acquisition may be limited.

We may not realize our deferred income tax asset.

As of September 30, 2011, we have a net deferred income tax asset of $848.5 million, against which we have provided a valuation allowance of $848.5 million. The realization of all or a portion of our deferred income tax asset is dependent upon the generation of future taxable income during the statutory carryforward periods and in the jurisdictions in which the related temporary differences become deductible.

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

We have experienced continuing tax net operating losses through fiscal 2011 and have potential unrealized built-in losses. These tax net operating losses have the potential to reduce future income tax obligations if we realize taxable income in the future. However, Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating loss carryforwards and certain built-in losses recognized in years after the ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of its stock within a rolling three-year period, as calculated in accordance with the rules. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning directly or indirectly 5% or more of the stock of the company and any change in ownership arising from new issuances of stock by the company.

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

We do not believe we have experienced such an ownership change as of September 30, 2011; however, the amount by which our ownership may change in the future is affected by purchases and sales of stock by 5% stockholders; the potential conversion of our outstanding convertible senior notes and our decision as to whether to settle any such conversions completely or partially in stock; and new issuances of stock by us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In addition to our inventories of land, lots and homes, we own several office buildings totaling approximately 260,000 square feet, and we lease approximately 720,000 square feet of office space under leases expiring through October 2015. These properties are located in our various operating markets to house our homebuilding and financial services operating divisions and our regional and corporate offices.

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

In October 2010, the California Regional Water Quality Control Board (“Control Board”), Los Angeles Region, notified a subsidiary (the “Subsidiary”) of the Company of its intention to assess a penalty against the Subsidiary regarding a previously issued notice of violation (“NOV”). The NOV related to a National Pollutant Discharge Elimination System permit (the “Permit”) obtained on the Subsidiary’s behalf in 2003 to develop a project in California. Without admitting any wrongdoing, the Subsidiary has settled this matter and paid an assessed penalty of approximately $172,500.

In August 2011, the Wage and Hour Division (“WHD”) of the U.S. Department of Labor notified the Company that it was initiating an investigation to determine the Company’s compliance with the Fair Labor Standards Act (“FLSA”) and, to the extent applicable, other laws enforced by WHD. The Company believes that its business practices are in compliance with the FLSA and other applicable laws enforced by WHD. At this time, the Company cannot predict the outcome of this investigation, nor can it reasonably estimate the potential costs that may be associated with its eventual resolution. Consequently, the Company has not recorded any associated liabilities in the accompanying balance sheet.

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

	Year Ended September 30, 2011			Year Ended September 30, 2010
			Declared			Declared
	High	Low	Dividends	High	Low	Dividends

1st Quarter	$12.30	$9.77	$0.0375	$13.00	$9.69	$0.0375
2nd Quarter	13.50	11.19	0.0375	13.53	10.87	0.0375
3rd Quarter	12.68	10.62	0.0375	15.44	9.82	0.0375
4th Quarter	12.55	8.82	0.0375	11.38	9.41	0.0375

As of November 10, 2011, the closing price of our common stock on the NYSE was $11.66, and there were approximately 517 holders of record.

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

During fiscal years 2011, 2010 and 2009, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

In July 2010, our Board of Directors authorized the repurchase of up to $100 million of our common stock effective through July 31, 2011. During June 2011, we repurchased 3,544,838 shares of our common stock at a total cost of $38.6 million, resulting in a remaining authorization of $61.4 million. On August 1, 2011, our Board of Directors authorized the repurchase of up to $100 million of our common stock effective through July 31, 2012. All of the $100 million authorization was remaining at September 30, 2011.

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return on D.R. Horton common stock for the last five fiscal years through September 30, 2011, compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The comparison assumes a hypothetical investment in D.R. Horton common stock and in each of the foregoing indices of $100 at September 30, 2006, and assumes that all dividends were reinvested. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

Comparison of Five-Year Cumulative Total Return
Among D.R. Horton, Inc., S&P 500 Index and S&P 500 Homebuilding Index

	Year Ended September 30,
	2006	2007	2008	2009	2010	2011
D.R. Horton, Inc.	$100.00	$54.99	$57.89	$51.58	$50.93	$41.97

S&P 500 Index	$100.00	$116.44	$90.85	$84.58	$93.17	$94.24

S&P 500 Homebuilding Index	$100.00	$50.82	$43.01	$36.02	$33.42	$23.82

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

	Year Ended September 30,
	2011	2010	2009	2008	2007
		(In millions, except per share data)

Operating Data:
Revenues:
Homebuilding	$3,549.6	$4,309.7	$3,603.9	$6,518.6	$11,088.8
Financial Services	87.2	90.5	53.7	127.5	207.7
Gross profit (loss) — Homebuilding	526.3	682.1	65.2	(1,763.2)	603.7
Income (loss) before income taxes:
Homebuilding	(7.0)	78.1	(541.3)	(2,666.9)	(1,020.0)
Financial Services	19.1	21.4	(15.5)	35.1	68.8
Income tax (benefit) expense	(59.7)	(145.6)	(7.0)	1.8	(238.7)
Net income (loss)	71.8	245.1	(549.8)	(2,633.6)	(712.5)
Net income (loss) per share:
Basic	0.23	0.77	(1.73)	(8.34)	(2.27)
Diluted	0.23	0.77	(1.73)	(8.34)	(2.27)
Cash dividends declared per common share	0.15	0.15	0.15	0.45	0.60

	September 30,
	2011	2010	2009	2008	2007
	(In millions)

Balance Sheet Data:
Inventories	$3,449.7	$3,449.0	$3,666.7	$4,683.2	$9,343.5
Total assets	5,358.4	5,938.6	6,756.8	7,950.6	11,556.3
Notes payable (1)	1,704.6	2,171.8	3,145.3	3,748.4	4,376.8
Total equity	2,623.5	2,622.9	2,400.6	2,864.8	5,655.3

(1)	Includes both homebuilding notes payable and the amount outstanding on our mortgage repurchase facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Fiscal Year 2011 Overview

In fiscal 2011, conditions within the homebuilding industry remained challenging. Although the overall level of new home demand declined from the prior year as a result of the expiration of the federal homebuyer tax credit in April 2010, we saw some improvement in our net sales orders during the last half of fiscal 2011 compared to the last half of fiscal 2010. The number and value of our net sales orders were 2% and 8% higher, respectively, during the last six months of fiscal 2011 than in the comparable period of fiscal 2010, and were 7% and 13% higher, respectively, in the last three months of fiscal 2011 than in the comparable period of fiscal 2010. In addition, during fiscal 2011 we experienced a more traditional demand pattern in our net sales orders, which sequentially increased from the first quarter to the second quarter, remained at a consistent level in the third quarter, then slowed in our fourth quarter. These results suggest that overall demand for new homes may be stabilizing, but we expect that demand is likely to remain at low levels for some time.

Our level of home closings in fiscal 2011 was essentially the same level that we achieved in fiscal 2009. However, our pre-tax income increased from fiscal 2009 to fiscal 2011 by $569 million. While $397 million of the increase was due to reductions in inventory impairments and land option cost write-offs and mortgage recourse and reinsurance expenses recognized in fiscal 2011 compared to fiscal 2009, the remaining increase of $172 million reflects the results of our strategies to open new communities, improve gross margins, adjust our SG&A costs to current revenue levels and reduce our outstanding debt levels and related interest expense.

Despite the continued low level of demand for new homes and the weak homebuilding industry conditions, our strong balance sheet and liquidity position is allowing us to invest in market opportunities as they arise. We believe we are well-positioned for an eventual housing recovery. We will continue to adjust our business strategies as necessary based on housing demand in each of our markets. Our future results could be negatively impacted by prolonged weakness in the economy, continued high levels of unemployment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.

We have evaluated our homebuilding and financial services assets for recoverability. Our assets whose recoverability is most impacted by market conditions include inventory, earnest money deposits and pre-acquisition costs related to land and lot option contracts, tax assets and owned mortgage loans. These assets collectively represented approximately 90% of our total assets, excluding cash and marketable securities, at September 30, 2011. Our evaluations incorporated our expectation of continued challenges in the homebuilding industry. Based on our evaluations, during fiscal 2011, we recorded inventory impairment charges of $37.3 million, wrote-off earnest money deposits and pre-acquisition costs related to land and lot option contracts we no longer plan to pursue of $8.1 million (net of recoveries), incurred charges of $11.6 million associated with mortgage loans held in portfolio and the limited recourse provisions on previously sold mortgage loans and incurred charges of $1.8 million related to mortgage reinsurance activities.

Strategy

It is difficult in the near term to predict if current homebuilding industry conditions will improve or if they will deteriorate. During the industry downturn, we generated significant cash flow from operations which we primarily used to increase our cash balances and reduce our outstanding debt. Our liquidity and reduced leverage provide us flexibility in determining the appropriate operating strategy for each of our communities and markets to strike the best balance between cash flow generation and potential profit. Our operating strategy continues to include the following initiatives:

•	Maintaining a strong cash balance and overall liquidity position.

•	Managing the sales prices and level of sales incentives on our homes to optimize the balance of sales volumes, profits, returns on inventory investments and cash flows.

•	Entering into lot option contracts to purchase finished lots to potentially increase sales volumes and profitability.

•	Renegotiating existing lot option contracts to reduce lot costs and to better match the scheduled lot purchases with new home demand in each community.

•	Limiting land acquisition and development spending, especially in communities that require substantial investments of time or capital resources.

•	Managing our inventory of homes under construction by selectively starting construction on unsold homes to capture new home demand, while monitoring the number and aging of unsold homes and aggressively marketing unsold, completed homes in inventory.

•	Decreasing the cost of goods purchased from both vendors and subcontractors.

•	Modifying product offerings and pricing to meet consumer demand in each of our markets.

•	Controlling our SG&A infrastructure to match production levels.

Although we cannot provide any assurances that these initiatives will be successful, if market conditions do not deteriorate, we expect that our operating strategy will allow us to continue to achieve profitability while maintaining a strong balance sheet and liquidity position in fiscal 2012.

Key Results

Key financial results as of and for our fiscal year ended September 30, 2011, as compared to fiscal 2010, were as follows:

Homebuilding Operations:

•	Homebuilding revenues decreased 18% to $3.5 billion.

•	Homes closed decreased 20% to 16,695 homes, while the average selling price of those homes increased 3% to $212,200.

•	Net sales orders decreased 10% to 17,421 homes.

•	Sales order backlog increased 22% to $1.0 billion.

•	Home sales gross margins decreased 120 basis points to 16.1%.

•	Inventory impairments and land option cost write-offs were $45.4 million, compared to $64.7 million.

•	Homebuilding SG&A expense decreased 8% to $480.0 million, but increased as a percentage of homebuilding revenues by 140 basis points to 13.5%.

•	Interest expensed directly and amortized to cost of sales decreased 32% to $141.3 million.

•	Homebuilding pre-tax loss was $7.0 million, compared to pre-tax income of $78.1 million.

•	Homes in inventory were 10,500, compared to 9,500.

•	Owned and optioned lots totaled 112,700, compared to 119,400.

•	Homebuilding debt was $1.6 billion, decreasing from $2.1 billion.

•	Net homebuilding debt to total capital was 18.0%, up 190 basis points and gross homebuilding debt to total capital was 37.7%, an improvement of 660 basis points.

•	Homebuilding cash and marketable securities totaled $1.0 billion, compared to $1.6 billion.

Financial Services Operations:

•	Total financial services revenues, net of recourse and reinsurance expenses, decreased 4% to $87.2 million from $90.5 million.

•	Financial services pre-tax income was $19.1 million, compared to $21.4 million.

Consolidated Results:

•	Consolidated pre-tax income was $12.1 million, compared to $99.5 million.

•	Net income was $71.8 million, compared to $245.1 million.

•	Diluted earnings per share was $0.23, compared to $0.77.

•	Total equity was $2.6 billion, essentially unchanged from the balance at September 30, 2010.

•	Net cash provided by operations was $14.9 million, compared to $709.4 million.

Results of Operations — Homebuilding

Our operating segments are our 29 homebuilding operating divisions, which we aggregate into six reporting segments. These reporting segments, which we also refer to as reporting regions, have homebuilding operations located in the following states:

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia

Midwest:	Colorado, Illinois and Minnesota

Southeast:	Alabama, Florida and Georgia

South Central:	Louisiana, New Mexico (Las Cruces only), Oklahoma and Texas

Southwest:	Arizona and New Mexico

West:	California, Hawaii, Idaho, Nevada, Oregon, Utah and Washington

Fiscal Year Ended September 30, 2011 Compared to Fiscal Year Ended September 30, 2010

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the fiscal years ended September 30, 2011 and 2010.

	Net Sales Orders (1)
	Fiscal Year Ended September 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
			%			%			%
	2011	2010	Change	2011	2010	Change	2011	2010	Change

East	2,066	2,027	2%	$482.6	$469.0	3%	$233,600	$231,400	1%
Midwest	1,005	1,045	(4)%	272.0	296.0	(8)%	270,600	283,300	(4)%
Southeast	4,019	3,892	3%	776.1	728.7	7%	193,100	187,200	3%
South Central	6,169	7,375	(16)%	1,092.2	1,273.4	(14)%	177,000	172,700	2%
Southwest	1,284	1,785	(28)%	239.6	315.3	(24)%	186,600	176,600	6%
West	2,878	3,251	(11)%	865.1	928.6	(7)%	300,600	285,600	5%

	17,421	19,375	(10)%	$3,727.6	$4,011.0	(7)%	$214,000	$207,000	3%

	Sales Order Cancellations
	Fiscal Year Ended September 30,
	Cancelled
	Sales Orders		Value (In millions)		Cancellation Rate (2)
	2011	2010	2011	2010	2011	2010

East	689	581	$146.7	$127.2	25%	22%
Midwest	177	250	45.9	68.7	15%	19%
Southeast	1,531	1,409	275.1	250.0	28%	27%
South Central	2,763	3,076	470.3	514.1	31%	29%
Southwest	639	677	109.9	115.1	33%	27%
West	769	789	233.5	227.3	21%	20%

	6,568	6,782	$1,281.4	$1,302.4	27%	26%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders decreased 7%, to $3,727.6 million (17,421 homes) in 2011 from $4,011.0 million (19,375 homes) in 2010. The number of net sales orders decreased 10% in fiscal 2011 compared to fiscal 2010. Sales order volume during the first part of fiscal 2010 benefitted from the federal homebuyer tax credit. During the last half of fiscal 2011, the number and value of our net sales orders were 2% and 8% higher, respectively, than in the last half of fiscal 2010.

In comparing fiscal 2011 to fiscal 2010, the value and volume of net sales orders decreased in most of our market regions, with much of the volume decrease resulting from the expiration of the federal homebuyer tax credit. The volume decline in our Southwest region also reflected weaker market conditions in all of its markets, combined with a reduction in the number of active communities in the current year. Our East and Southeast regions experienced slight increases in net sales orders as a result of operating more communities in the current fiscal year. Fluctuations in the value of net sales orders were primarily due to the change in the number of homes sold in each respective region and, to a lesser extent, to small fluctuations in the average selling price of those homes. Our future sales volumes will depend on the strength of the overall economy, employment levels and our ability to successfully implement our operating strategies in each of our markets.

The average price of our net sales orders in 2011 was $214,000, an increase of 3% from the $207,000 average in 2010. The largest percentage increases were in our Southwest and West regions and were primarily due to opening new communities and adjusting our product mix, with higher priced communities representing more of our sales. We continue to adjust our product mix, geographic mix and pricing within our homebuilding markets to respond to market conditions.

Our annual sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 27% in fiscal 2011, compared to 26% in fiscal 2010. This cancellation rate continues to be above historical levels and is reflective of low consumer confidence and tight mortgage lending standards. The return of our cancellation rate to historical levels depends largely on the strength of the overall economy and our ability to successfully implement our operating strategies in each of our markets.

	Sales Order Backlog
	As of September 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
			%			%			%
	2011	2010	Change	2011	2010	Change	2011	2010	Change

East	606	472	28%	$147.6	$103.4	43%	$243,600	$219,100	11%
Midwest	288	247	17%	80.6	70.1	15%	279,900	283,800	(1)%
Southeast	1,285	812	58%	246.9	162.5	52%	192,100	200,100	(4)%
South Central	1,710	1,691	1%	309.5	297.3	4%	181,000	175,800	3%
Southwest	426	405	5%	76.6	71.9	7%	179,800	177,500	1%
West	539	501	8%	175.0	145.6	20%	324,700	290,600	12%

	4,854	4,128	18%	$1,036.2	$850.8	22%	$213,500	$206,100	4%

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

Our homes in backlog increased 18% at September 30, 2011 from the prior year, with significant increases in our East, Midwest and Southeast regions. The number of homes in backlog in these regions benefited from more active communities and improved third and fourth quarter sales as compared with the same periods of the prior year.

	Homes Closed and Home Sales Revenue
	Fiscal Year Ended September 30,
	Homes Closed			Value (In millions)			Average Selling Price
			%			%			%
	2011	2010	Change	2011	2010	Change	2011	2010	Change

East	1,932	2,114	(9)%	$438.4	$492.2	(11)%	$226,900	$232,800	(3)%
Midwest	964	1,187	(19)%	261.5	330.9	(21)%	271,300	278,800	(3)%
Southeast	3,546	4,049	(12)%	691.8	745.2	(7)%	195,100	184,000	6%
South Central	6,150	8,046	(24)%	1,080.0	1,378.8	(22)%	175,600	171,400	2%
Southwest	1,263	1,872	(33)%	234.8	329.7	(29)%	185,900	176,100	6%
West	2,840	3,607	(21)%	835.8	1,025.5	(18)%	294,300	284,300	4%

	16,695	20,875	(20)%	$3,542.3	$4,302.3	(18)%	$212,200	$206,100	3%

Home Sales Revenue

Revenues from home sales decreased 18%, to $3,542.3 million (16,695 homes closed) in 2011 from $4,302.3 million (20,875 homes closed) in 2010. The average selling price of homes closed during 2011 was $212,200, up 3% from the $206,100 average in 2010 which reflects a change in product mix rather than broad price appreciation. During fiscal 2011, home sales revenues decreased in all of our market regions, resulting from decreases in the number of homes closed.

The number of homes closed in fiscal 2011 decreased 20% due to decreases in all of our market regions. The federal homebuyer tax credit helped stimulate demand for new homes during the prior year and following its expiration we experienced a significant decline in demand for our homes as reflected in our current year results. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and amount of revenue we will generate.

Homebuilding Operating Margin Analysis

	Percentages of
	Related Revenues
	Fiscal Year Ended
	September 30,
	2011	2010

Gross profit — Home sales	16.1%	17.3%
Gross profit — Land/lot sales	5.5%	37.8%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(1.3)%	(1.5)%
Gross profit — Total homebuilding	14.8%	15.8%
Selling, general and administrative expense	13.5%	12.1%
Interest expense	1.4%	2.0%
Loss on early retirement of debt, net	0.3%	0.1%
Other (income)	(0.2)%	(0.2)%
Income (loss) before income taxes	(0.2)%	1.8%

Home Sales Gross Profit

Gross profit from home sales decreased by 23%, to $571.3 million in 2011, from $744.0 million in 2010, and, as a percentage of home sales revenues, decreased 120 basis points, to 16.1%. The reduction in gross profit from home sales was primarily due to the increased levels of incentives and discounts needed to sell homes in the current year, which narrowed the range between our selling prices and costs of our homes in most of our markets. The prior year benefitted from the federal homebuyer tax credit, which created demand for our homes without the need for us to provide as many incentives and discounts.

To the extent we utilize sales incentives and price adjustments to increase the level of home closings, gross profit percentages will continue to be impacted.

Land Sales Revenue

Land sales revenues decreased slightly to $7.3 million in 2011, from $7.4 million in 2010. Fluctuations in revenues from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we also sell residential lots or land parcels to manage our land and lot supply. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales fluctuate from period to period. As of September 30, 2011, we had $26.3 million of land held for sale that we expect to sell in the next twelve months.

Inventory Impairments and Land Option Cost Write-offs

During fiscal 2011, when we performed our quarterly inventory impairment analyses by reviewing the performance and outlook for all of our communities, the assumptions utilized reflected our expectation of continued challenging conditions and uncertainties in the homebuilding industry and in our markets. As we continue to evaluate the strength of the economy (measured largely in terms of job growth), the level of underlying demand for new homes and our operating performance, the level of impairments in future quarters will fluctuate and may increase. As of September 30, 2011, we evaluated communities with a combined carrying value of $391.5 million for impairment. The analysis of the majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that we do not intend to develop or operate in current market conditions, some increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, we estimated the remaining lives of these communities to range from six months to in excess of ten years. In performing this analysis, we utilized a range of discount rates for communities of

12% to 18%. Through this evaluation process, we determined that communities with a carrying value of $37.1 million as of September 30, 2011, were impaired. As a result, during the fourth quarter of fiscal 2011, we recorded impairment charges of $10.2 million to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $29.1 million of impairment charges in the same period of 2010. The fourth quarter charges combined with impairment charges recorded earlier in the year resulted in total inventory impairment charges of $37.3 million and $62.3 million during fiscal 2011 and 2010, respectively.

We generally perform our impairment analysis based on total inventory at the community level. When an impairment charge for a community is determined, the charge is then allocated to each lot in the community in the same manner as land and development costs are allocated to each lot. The inventory within each community is categorized as construction in progress and finished homes, residential land and lots developed and under development, and land held for development, based on the stage of production or plans for future development. During fiscal 2011, approximately 78% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 22% of the charges were recorded to construction in progress and finished homes inventory, compared to 93% and 7%, respectively, in fiscal 2010.

Of the remaining $354.4 million carrying value of communities which were determined not to be impaired at September 30, 2011, the largest concentrations were in California (23%), Illinois (16%), Arizona (11%), Florida (10%) and Texas (9%). It is possible that our estimate of undiscounted cash flows from these communities may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to develop the lots and construct the homes. The pricing and incentive levels are often inter-related with sales pace within a community, such that a price reduction can typically be expected to increase the sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new homes and existing homes, some of which may result from foreclosures. If conditions in the broader economy, homebuilding industry or specific markets in which we operate worsen, and as we re-evaluate specific community pricing and incentives, construction and development plans, and our overall land sale strategies, we may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges.

Based on our quarterly reviews of land and lot option contracts, we have written off earnest money deposits and pre-acquisition costs related to contracts for land or lots which are not expected to be acquired. During fiscal 2011 and 2010, we wrote off $8.1 million and $2.4 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts. At September 30, 2011, outstanding earnest money deposits associated with our portfolio of land and lot option purchase contracts totaled $14.6 million and pre-acquisition costs related to these contracts totaled $9.6 million.

The inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 130 basis points in fiscal 2011, compared to 150 basis points in fiscal 2010.

Inventory Impairments and Land Option Cost Write-offs

	Fiscal Year Ended September 30,
	2011			2010
					Land Option
		Land Option			Cost
	Inventory	Cost		Inventory	Write-Offs
	Impairments	Write-Offs	Total	Impairments	(Recoveries)	Total
			(In millions)

East	$3.5	$1.1	$4.6	$9.0	$(0.4)	$8.6
Midwest	0.1	0.8	0.9	21.9	0.1	22.0
Southeast	15.8	1.6	17.4	17.0	0.5	17.5
South Central	0.2	0.5	0.7	13.3	0.7	14.0
Southwest	4.4	0.3	4.7	0.6	—	0.6
West	13.3	3.8	17.1	0.5	1.5	2.0

	$37.3	$8.1	$45.4	$62.3	$2.4	$64.7

Carrying Values of Communities Evaluated for Impairment

	At September 30, 2011
				Analysis of Communities with Impairment Charges
				Recorded at September 30, 2011
		Communities Evaluated			Inventory
	Total	for Impairment			Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
			(Values in millions)

East	214	13	$65.1	3	$6.7	$5.3
Midwest	62	7	70.6	—	—	—
Southeast	344	18	59.7	4	17.1	11.1
South Central	309	9	30.6	—	—	—
Southwest	71	13	48.3	4	8.5	6.3
West	181	19	117.2	2	4.8	4.2

	1,181	79	$391.5	13	$37.1	$26.9

Carrying Values of Communities Evaluated for Impairment

	At September 30, 2010
				Analysis of Communities with Impairment Charges
				Recorded at September 30, 2010
		Communities Evaluated			Inventory
	Total	for Impairment			Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities(1)	Communities(1)	Value	Communities (1)	Impairment	Fair Value
			(Values in millions)

East	181	7	$69.9	1	$4.4	$2.8
Midwest	60	13	94.1	3	11.3	6.4
Southeast	308	12	42.7	2	11.8	2.8
South Central	324	19	64.1	6	31.0	18.0
Southwest	89	8	36.5	1	1.2	0.9
West	181	13	102.5	1	3.4	3.1

	1,143	72	$409.8	14	$63.1	$34.0

(1)	A community may consist of land held for development, residential land and lots developed and under development, and construction in progress and finished homes. A particular community often includes inventory in more than one category. Further, a community may contain multiple parcels with varying product types (e.g. entry level and move-up single family detached, as well as attached product types). Some communities have no homes under construction, finished homes, or current home sales efforts or activity.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities decreased 8% to $480.0 million in 2011 from $523.2 million in 2010. As a percentage of homebuilding revenues, SG&A expense increased 140 basis points, to 13.5% in 2011 from 12.1% in 2010. The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 60% and 58% of SG&A costs in 2011 and 2010, respectively. These costs decreased by 6%, to $286.5 million in 2011 from $304.0 million in 2010, primarily due to a decline in the level of incentive compensation and to a lesser extent, to a decline in the number of employees. Our homebuilding operations employed approximately 2,380 and 2,500 employees at September 30, 2011 and 2010, respectively. A reduction in advertising costs also contributed to the decline in SG&A expenses.

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

Interest Incurred

Homebuilding interest costs are incurred on our homebuilding debt outstanding during the period. Comparing fiscal 2011 with fiscal 2010, interest incurred related to homebuilding debt decreased 25% to $130.2 million, primarily due to a 26% decrease in our average homebuilding debt.

We capitalize homebuilding interest to inventory during active development and construction. Due to the decrease in the size of our operations, our inventory under active development and construction has been lower than our debt level; therefore, a portion of our interest incurred is expensed. We expensed $50.5 million of homebuilding interest during fiscal 2011, compared to $86.3 million of interest during fiscal 2010. The reduction in interest expensed in the current year is a result of a decline in interest incurred during the year. Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, declined to 3.0% of total home and land/lot cost of sales in fiscal 2011 from 3.4% in 2010 as a result of more home closings on acquired finished lots and decreases in construction times.

Loss on Early Retirement of Debt

During fiscal 2011, in addition to repaying maturing senior notes, we retired $319.2 million principal amount of our senior notes prior to their maturity, compared to $822.2 million in fiscal 2010. As a result of the early retirement of these notes, we recognized net losses of $10.8 million and $4.9 million in fiscal 2011 and 2010, respectively, which represent the difference between the principal amount of the notes and the aggregate purchase price plus any unamortized discounts and fees. The net loss in fiscal 2011 includes a loss of $6.3 million for the call premium and write-off of unamortized fees related to the early redemption of the 5.375% senior notes due 2012. The net loss in fiscal 2010 includes a loss of $2.0 million for the call premium and write-off of unamortized fees related to the early redemption of the 5.875% senior notes due 2013.

Other Income

Other income, net of other expenses, associated with homebuilding activities was $8.0 million in 2011, compared to $10.4 million in 2010. The largest component of other income in both years was interest income.

Goodwill

In performing our annual goodwill impairment analysis as of September 30, 2011 and 2010, we determined that our goodwill balance of $15.9 million, all of which relates to our South Central reporting segment, was not impaired.

Homebuilding Results by Reporting Region

	Fiscal Year Ended September 30,
	2011			2010
		Homebuilding			Homebuilding
		Income (Loss)	% of		Income (Loss)	% of
	Homebuilding	Before	Region	Homebuilding	Before	Region
	Revenues	Income Taxes (1)	Revenues	Revenues	Income Taxes (1)	Revenues
			(In millions)

East	$438.5	$(13.5)	(3.1)%	$492.3	$(6.3)	(1.3)%
Midwest	261.5	(13.7)	(5.2)%	331.0	(31.3)	(9.5)%
Southeast	696.8	(19.9)	(2.9)%	747.6	(7.5)	(1.0)%
South Central	1,081.0	52.4	4.8%	1,383.5	83.4	6.0%
Southwest	234.8	(3.8)	(1.6)%	329.7	12.0	3.6%
West	837.0	(8.5)	(1.0)%	1,025.6	27.8	2.7%

	$3,549.6	$(7.0)	(0.2)%	$4,309.7	$78.1	1.8%

(1)	Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating our corporate office. The amortization of capitalized interest and property taxes is allocated to each segment based on the segment’s revenue, while interest expense and those expenses associated with the corporate office are allocated to each segment based on the segment’s inventory balances.

East Region — Homebuilding revenues decreased 11% in 2011 compared to 2010, primarily due to decreases in the number of homes closed in the majority of the region’s markets. The largest decrease in closings volume occurred in our New Jersey and Charlotte markets. The region reported a loss before income taxes of $13.5 million in 2011, compared to a loss of $6.3 million in 2010, primarily as a result of declines in revenue and gross profit. Inventory impairment charges and earnest money and pre-acquisition cost write-offs were $4.6 million and $8.6 million in fiscal 2011 and 2010, respectively. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) decreased 200 basis points in fiscal 2011 compared to fiscal 2010 due to the increased use of incentives to sell homes and weakening market conditions during the current year. Although total SG&A expenses in fiscal 2011 decreased from the prior year, they increased as a percentage of homebuilding revenues by 120 basis points in 2011.

Midwest Region — Homebuilding revenues decreased 21% in 2011 compared to 2010, primarily due to decreases in the number of homes closed in all of the region’s markets. The region reported a loss before income taxes of $13.7 million in 2011, compared to a loss of $31.3 million in 2010. The improvement in the current year was primarily a result of fewer inventory impairment charges and earnest money and pre-acquisition cost write-offs, which were $0.9 million in fiscal 2011, compared to $22.0 million in fiscal 2010. However, weak conditions persisted in the Chicago market which again contributed substantially to the region’s loss. Home sales gross profit percentage decreased 190 basis points in fiscal 2011 compared to fiscal 2010 due to weakening market conditions compared to the prior year. Although total SG&A expenses in fiscal 2011 decreased from the prior year, they increased as a percentage of homebuilding revenues by 110 basis points in 2011.

Southeast Region — Homebuilding revenues decreased 7% in 2011 compared to 2010, due to a decrease in the number of homes closed, partially offset by an increase in the average selling price of those homes. The region reported a loss before income taxes of $19.9 million in fiscal 2011 compared to a loss of $7.5 million in fiscal 2010, primarily as a result of declines in revenue and gross profit. These results generally reflected softening across most markets from the expiration of the federal homebuyer tax credit, as well as more challenging conditions in the Orlando market. Inventory impairment charges and earnest money and pre-acquisition cost write-offs were $17.4 million and $17.5 million in fiscal 2011 and 2010, respectively. Home sales gross profit percentage decreased 110 basis points in fiscal 2011 compared to fiscal 2010 due to increased warranty costs in our Orlando and Pensacola markets. As a percentage of homebuilding revenues, total SG&A expenses increased 110 basis points in fiscal 2011.

South Central Region — Homebuilding revenues decreased 22% in 2011 compared to 2010, primarily due to decreases in the number of homes closed in all of the region’s markets, partially offset by an increase in the average selling prices of those homes. While we continued to be profitable in all markets in the region, overall the region reported a decline in income before income taxes to $52.4 million in fiscal 2011, from $83.4 million in fiscal 2010. The reduced income was the result of closing fewer homes with the expiration of the federal homebuyer tax credit, leading to declines in revenue and gross profit. Inventory impairment charges and earnest money and pre-acquisition cost write-offs were $0.7 million and $14.0 million in fiscal 2011 and 2010, respectively. Home sales gross profit percentage decreased 100 basis points in fiscal 2011 compared to fiscal 2010 due to lower margins in the majority of the region’s markets, caused by an increase in construction and lot costs as a percentage of revenues. Although total SG&A expenses in fiscal 2011 decreased from the prior year, they increased as a percentage of homebuilding revenues by 150 basis points in 2011. Our central Texas, Dallas and Houston markets continue to be the most profitable in the region.

Southwest Region — Homebuilding revenues decreased 29% in 2011 compared to 2010, due to decreases in the number of homes closed in all of the region’s markets, partially offset by an increase in the average selling price of those homes. The region reported a loss before income taxes of $3.8 million fiscal 2011, compared to income before income taxes of $12.0 million in fiscal 2010, primarily as a result of declines in revenue and gross profit in all of its markets, with Phoenix experiencing the worst conditions. Home sales gross profit percentage decreased 200 basis points in fiscal 2011 compared to fiscal 2010, primarily as a result of the increased use of incentives to sell homes and weakening market conditions in all of the region’s markets. Also contributing to the decrease in gross profit percentage in the current year, inventory impairment charges and earnest money and pre-acquisition cost write-offs increased to $4.7 million, from $0.6 million in the prior year. Although total SG&A expenses in fiscal 2011 decreased from the prior year, they increased as a percentage of homebuilding revenues by 170 basis points in 2011.

West Region — Homebuilding revenues decreased 18% in 2011 compared to 2010, due to decreases in the number of homes closed in all of the region’s markets, partially offset by an increase in the average selling price of those homes. The Seattle market continued to generate the highest profits, while the inland, central California markets again did not achieve profitability. The region reported a loss before income taxes of $8.5 million in fiscal 2011, compared to income before income taxes of $27.8 million in fiscal 2010, primarily as a result of a decline in revenue and increased impairment charges. Inventory impairment charges and earnest money and pre-acquisition cost write-offs were $17.1 million in fiscal 2011, compared to $2.0 million in fiscal 2010. Home sales gross profit percentage decreased 40 basis points in fiscal 2011 compared to fiscal 2010. Although total SG&A expenses in fiscal 2011 decreased from the prior year, they increased as a percentage of homebuilding revenues by 150 basis points in 2011.

Land and Lot Position and Homes in Inventory

The following is a summary of our land and lot position and homes in inventory at September 30, 2011 and 2010:

	As of September 30,
	2011				2010
		Lots				Lots
		Controlled				Controlled
		Under Lot	Total			Under Lot	Total
		Option and	Land/Lots	Homes		Option and	Land/Lots	Homes
	Land/Lots	Similar	Owned and	in	Land/Lots	Similar	Owned and	in
	Owned	Contracts (1)	Controlled	Inventory	Owned	Contracts (1)	Controlled	Inventory

East	9,900	4,700	14,600	1,300	10,600	4,900	15,500	1,300
Midwest	5,300	500	5,800	600	6,000	600	6,600	700
Southeast	22,500	9,200	31,700	2,600	24,000	11,300	35,300	1,900
South Central	21,700	9,700	31,400	3,500	21,300	9,300	30,600	3,100
Southwest	5,300	1,100	6,400	900	5,700	1,300	7,000	900
West	21,100	1,700	22,800	1,600	22,100	2,300	24,400	1,600

	85,800	26,900	112,700	10,500	89,700	29,700	119,400	9,500

	76%	24%	100%		75%	25%	100%

(1)	Excludes approximately 8,000 and 7,300 lots at September 30, 2011 and 2010, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contract has yet to be terminated. We have reserved the deposits related to these contracts.

At September 30, 2011, we owned or controlled approximately 112,700 lots, compared to approximately 119,400 lots at September 30, 2010. Of the 112,700 total lots, we controlled approximately 26,900 lots (24%), with a total remaining purchase price of approximately $918.7 million, through land and lot option purchase contracts with a total of $14.6 million in earnest money deposits. At September 30, 2011, approximately 22,500 of our owned lots were finished.

We had a total of approximately 10,500 homes in inventory, including approximately 1,100 model homes at September 30, 2011, compared to approximately 9,500 homes in inventory, including approximately 1,200 model homes at September 30, 2010. Of our total homes in inventory, approximately 5,600 and 5,200 were unsold at September 30, 2011 and 2010, respectively. At September 30, 2011, approximately 2,800 of our unsold homes were completed, of which approximately 600 homes had been completed for more than six months. At September 30, 2010, approximately 3,200 of our unsold homes were completed, of which approximately 800 homes had been completed for more than six months.

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

Net Sales Orders

The value of net sales orders increased 15%, to $4,011.0 million (19,375 homes) in 2010 from $3,498.4 million (17,034 homes) in 2009. The number of net sales orders increased 14% in fiscal 2010 compared to fiscal 2009. These results were impacted by increased levels of affordability resulting from lower home sales prices, declines in the number of new homes available for sale, a low mortgage interest rate environment, and the federal government’s monetary and fiscal policies and programs, including the federal homebuyer tax credit, which accelerated sales demand during the first half of the year. Although these results reflected improvement over the prior year, the significant decline in demand subsequent to the expiration of the federal tax credit indicated that market conditions remained weak.

In comparing fiscal 2010 to fiscal 2009, the value of net sales orders increased in most of our market regions, with the largest percentage increases occurring in our East, Southeast and South Central regions resulting from new communities in the Carolinas, Florida and Texas, as well as lower cancellation rates achieved in these regions. Conversely, our Midwest region experienced a 13% decline in net sales orders, due to weak demand in our Chicago market. Fluctuations in the value of net sales orders were primarily due to the change in the number of homes sold in each respective region, and to a much lesser extent, small fluctuations in the average selling price of those homes. The average price of our net sales orders in 2010 was $207,000, an increase of 1% from the $205,400 average in 2009.

Our annual sales order cancellation rate was 26% in fiscal 2010, compared to 30% in fiscal 2009. While an improvement from the prior year, this elevated cancellation rate was still above historical levels, reflecting the challenges in most of our homebuilding markets.

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

Home Sales Gross Profit

Gross profit from home sales increased by 59%, to $744.0 million in 2010, from $467.5 million in 2009, and, as a percentage of home sales revenues, increased 420 basis points, to 17.3%. Approximately 350 basis points of the increase in the home sales gross profit percentage was a result of the average cost of our homes declining by more than our average selling prices, caused largely by a reduction in our construction costs on homes closed during fiscal 2010. The reduction in construction costs primarily resulted from changes in product design, as well as cost reductions obtained from our suppliers and sub-contractors in prior periods. In addition, the increase in home sales gross profit was partially due to our efforts beginning in fiscal 2009 to acquire lot positions in new communities and construct and close houses from these new projects. Homes closed on these acquired finished lots yielded higher gross profits than those on land and lots acquired in prior years. Approximately 70 basis points of the increase was due to a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues, resulting from reductions in our interest and property taxes incurred over the year, as well as more closings occurring on acquired finished lots, rather than internally developed lots.

Land Sales Revenue

Land sales revenues decreased 82% to $7.4 million in 2010, from $40.3 million in 2009. Of the $40.3 million of revenues in fiscal 2009, $26.9 million related to land sale transactions in the fourth quarter of fiscal 2008 for which recognition of the revenue had been deferred due to the terms of the sale.

Inventory Impairments and Land Option Cost Write-offs

During fiscal 2010, when we performed our quarterly inventory impairment analyses by reviewing the performance and outlook for all of our communities, the assumptions utilized reflected our expectation of continued challenging conditions and uncertainties in the homebuilding industry and in our markets. As of September 30, 2010, we evaluated communities with a combined carrying value of $409.8 million for impairment. In performing this analysis, we utilized a range of discount rates for communities of 14% to 20%. Through this evaluation process, we determined that communities with a carrying value of $63.1 million as of September 30, 2010, were impaired. As a result, during the fourth quarter of fiscal 2010, we recorded impairment charges of $29.1 million to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $174.9 million in the same period of the prior year. The fourth quarter charges combined with impairment charges recorded earlier in the year resulted in total inventory impairment charges of $62.3 million and $377.8 million during fiscal 2010 and 2009, respectively. During fiscal 2010, approximately 93% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 7% of the charges were recorded to construction in progress and finished homes inventory, compared to 85% and 15%, respectively, in fiscal 2009.

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

Carrying Values of Communities Evaluated for Impairment

	At September 30, 2010
				Analysis of Communities with Impairment Charges
				Recorded at September 30, 2010
		Communities Evaluated			Inventory
	Total	for Impairment			Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
			(Values in millions)

East	181	7	$69.9	1	$4.4	$2.8
Midwest	60	13	94.1	3	11.3	6.4
Southeast	308	12	42.7	2	11.8	2.8
South Central	324	19	64.1	6	31.0	18.0
Southwest	89	8	36.5	1	1.2	0.9
West	181	13	102.5	1	3.4	3.1

	1,143	72	$409.8	14	$63.1	$34.0

Carrying Values of Communities Evaluated for Impairment

	At September 30, 2009
				Analysis of Communities with Impairment Charges
				Recorded at September 30, 2009
		Communities Evaluated			Inventory
	Total	for Impairment			Carrying Value
	Number of	Number of	Carrying	Number of	Prior to
	Communities (1)	Communities (1)	Value	Communities (1)	Impairment	Fair Value
			(Values in millions)

East	129	17	$157.8	4	$85.1	$45.9
Midwest	50	19	143.0	7	47.8	32.8
Southeast	205	27	97.5	15	40.9	29.8
South Central	288	34	110.8	4	17.7	14.2
Southwest	75	18	99.7	8	53.0	36.2
West	152	46	354.3	20	176.8	87.5

	899	161	$963.1	58	$421.3	$246.4

(1)	A community may consist of land held for development, residential land and lots developed and under development, and construction in progress and finished homes. A particular community often includes inventory in more than one category. Further, a community may contain multiple parcels with varying product types (e.g. entry level and move-up single family detached, as well as attached product types). Some communities have no homes under construction, finished homes, or current home sales efforts or activity.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased slightly to $523.2 million in 2010 from $523.0 million in 2009. As a percentage of homebuilding revenues, SG&A expense decreased 240 basis points, to 12.1% in 2010 from 14.5% in 2009. The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 58% and 55% of SG&A costs in 2010 and 2009, respectively. These costs increased by 6%, to $304.0 million in 2010 from $287.2 million in 2009. Our homebuilding operations employed approximately 2,500 and 2,300 employees at September 30, 2010 and 2009, respectively.

Interest Incurred

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

Loss/Gain on Early Retirement of Debt

We retired $822.2 million principal amount of our senior and senior subordinated notes prior to their maturity during fiscal 2010, compared to $380.3 million in fiscal 2009. Related to the early retirement of these notes, we recognized a net loss of $4.9 million in fiscal 2010 and a net gain of $11.5 million in fiscal 2009. The loss in fiscal 2010 includes a loss of $2.0 million for the call premium and write-off of unamortized fees related to the early redemption of our 5.875% senior notes due 2013. The gain in fiscal 2009 was partially offset by a $7.6 million loss related to the early termination of our revolving credit facility in May 2009.

Other Income

Other income, net of other expenses, associated with homebuilding activities was $10.4 million in 2010, compared to $12.8 million in 2009. The largest component of other income in both years was interest income.

Goodwill

In performing our annual goodwill impairment analysis as of September 30, 2010 and 2009, we determined that our goodwill balance of $15.9 million, all of which relates to our South Central reporting segment, was not impaired.

Homebuilding Results by Reporting Region

	Fiscal Year Ended September 30,
	2010			2009
		Homebuilding			Homebuilding
		Income (Loss)	% of		Income (Loss)	% of
	Homebuilding	Before	Region	Homebuilding	Before	Region
	Revenues	Income Taxes (1)	Revenues	Revenues	Income Taxes (1)	Revenues
			(In millions)

East	$492.3	$(6.3)	(1.3)%	$347.1	$(95.9)	(27.6)%
Midwest	331.0	(31.3)	(9.5)%	314.5	(104.9)	(33.4)%
Southeast	747.6	(7.5)	(1.0)%	570.8	(73.2)	(12.8)%
South Central	1,383.5	83.4	6.0%	1,024.6	4.9	0.5%
Southwest	329.7	12.0	3.6%	382.4	(45.8)	(12.0)%
West	1,025.6	27.8	2.7%	964.5	(226.4)	(23.5)%

	$4,309.7	$78.1	1.8%	$3,603.9	$(541.3)	(15.0)%

(1)	Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating our corporate office. The amortization of capitalized interest and property taxes is allocated to each segment based on the segment’s revenue, while interest expense and those expenses associated with the corporate office are allocated to each segment based on the segment’s inventory balances.

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

Southeast Region — Homebuilding revenues increased 31% in 2010 compared to 2009, primarily due to an increase in the number of homes closed, with the largest increases occurring in our central Florida and Atlanta markets. The region reported a loss before income taxes of $7.5 million in fiscal 2010 compared to a loss of $73.2 million in fiscal 2009. The results were due in part to inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $17.5 million and $38.0 million in fiscal 2010 and 2009, respectively. The region’s home sales gross profit percentage increased 460 basis points in fiscal 2010 compared to fiscal 2009. The increase was a result of higher margins on homes closed in the majority of the region’s markets, led by our south and central Florida markets. The increase in homes sales gross profit percentage was a result of construction costs declining at a faster rate than the decline in average selling price on homes closed during fiscal 2010. Also contributing to the increase in home sales gross profit are our efforts since the beginning of fiscal 2009 to acquire lot positions in new communities and construct and close houses from these new projects. Homes closed on these acquired finished lots were generally yielding higher gross profits than those on land and lots acquired in prior years. In fiscal 2010, a reduction in the region’s SG&A expenses as a percentage of homebuilding revenues contributed 250 basis points to the region’s improvement in income before income taxes as a percentage of homebuilding revenues as the region’s additional closing volume helped leverage these SG&A expenses.

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

Results of Operations — Financial Services

Fiscal Year Ended September 30, 2011 Compared to Fiscal Year Ended September 30, 2010

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the fiscal years ended September 30, 2011 and 2010:

	Fiscal Year Ended September 30,
	2011	2010	% Change

Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	10,262	12,679	(19)%
Number of homes closed by D.R. Horton	16,695	20,875	(20)%
DHI Mortgage capture rate	61%	61%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	10,343	12,754	(19)%
Total number of loans originated or brokered by DHI Mortgage	12,118	14,146	(14)%
Captive business percentage	85%	90%
Loans sold by DHI Mortgage to third parties	11,888	14,001	(15)%

	Fiscal Year Ended September 30,
	2011	2010	% Change
		(In millions)

Loan origination fees	$18.3	$17.7	3%
Sale of servicing rights and gains from sale of mortgages	53.2	59.6	(11)%
Recourse expense	(11.6)	(13.7)	(15)%

Sale of servicing rights and gains from sale of mortgages, net	41.6	45.9	(9)%
Other revenues	9.2	6.8	35%
Reinsurance expense	(1.8)	(1.9)	(5)%

Other revenues, net	7.4	4.9	51%

Total mortgage operations revenues	67.3	68.5	(2)%
Title policy premiums, net	19.9	22.0	(10)%

Total revenues	87.2	90.5	(4)%
General and administrative expense	76.3	77.2	(1)%
Interest expense	1.4	1.9	(26)%
Interest and other (income)	(9.6)	(10.0)	(4)%

Income before income taxes	$19.1	$21.4	(11)%

Financial Services Operating Margin Analysis

	Percentages of
	Financial Services Revenues (1)
	Fiscal Year Ended September 30,
	2011	2010

Recourse and reinsurance expense	13.3%	14.7%
General and administrative expense	75.8%	72.8%
Interest expense	1.4%	1.8%
Interest and other (income)	(9.5)%	(9.4)%
Income before income taxes	19.0%	20.2%

(1)	Excludes the effects of recourse and reinsurance charges on financial services revenues

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. Total first-lien loans originated or brokered by DHI Mortgage for our homebuyers decreased by 19% in fiscal 2011 compared to fiscal 2010, corresponding to the 20% decrease in the number of homes closed. Our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) was 61% in both years.

Home closings from our homebuilding operations constituted 85% of DHI Mortgage loan originations in 2011, compared to 90% in 2010, reflecting DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations. The relatively lower captive percentage in the current year reflects a higher level of refinancing and new mortgage loan originations from non-homebuilding sources than in the prior year.

The number of loans sold to third-party purchasers decreased by 15% in 2011 compared to 2010, consistent with the decrease in the number of loans originated of 14% between the years. Virtually all of the mortgage loans originated during fiscal 2011 and mortgage loans held for sale on September 30, 2011 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae). Approximately 89% of the mortgage loans sold by DHI Mortgage during fiscal 2011 were sold to two major financial institutions pursuant to their loan purchase agreements. Late in fiscal 2011, one of these financial institutions announced their intention to exit their correspondent lending business and will no longer purchase loans from us beyond December 2011. We have been negotiating with other institutions to establish new loan purchase agreements. With the combination of selling to potential new purchasers and increasing sales volumes to our existing purchasers, we expect to be able to continue to originate and sell mortgage loans at our current volumes. If we are unable to sell our mortgages to these or other purchasers, our ability to originate and sell mortgage loans could be significantly reduced and the profitability of our financial services operations would be negatively impacted.

Financial Services Revenues and Expenses

Revenues from the financial services segment decreased 4% overall, to $87.2 million in 2011 from $90.5 million in 2010. Revenues from the sale of servicing rights and gains from sale of mortgages decreased 11% as a result of a 15% decrease in the volume of loans sold. Loan origination fees increased 3%, despite a 14% decrease in loans originated, due to small changes in pricing structure implemented during the current year.

Charges related to recourse obligations decreased 15%, to $11.6 million in fiscal 2011 from $13.7 million in fiscal 2010. The calculation of our required repurchase loss reserve is based upon an analysis of repurchase requests received, our actual repurchases and losses through the disposition of such loans or requests, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional recourse expense may be incurred. Additionally, a subsidiary of ours reinsured a portion of the private mortgage insurance written on loans originated by DHI Mortgage in prior years. Charges to increase reserves for expected losses on the reinsured loans were $1.8 million and $1.9 million during fiscal 2011 and 2010, respectively.

Financial services general and administrative (G&A) expense was $76.3 million in 2011, decreasing slightly from $77.2 million in 2010. As a percentage of financial services revenues (excluding the effects of recourse and reinsurance expense), G&A expense increased to 75.8% in 2011, from 72.8% in 2010. The increase was due to the reduction in revenues resulting from the decrease in mortgage loan volume compared to the prior year. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur as some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

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

(1)	Excludes the effects of recourse and reinsurance charges on financial services revenues

Mortgage Loan Activity

Total first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 14% in fiscal 2010 compared to fiscal 2009, corresponding to the 25% increase in the number of homes closed. The percentage increase in loans originated was lower than the percentage increase in the number of homes closed by our homebuilding operations due to a decrease in our mortgage capture rate to 61% in 2010, from 67% in 2009.

Home closings from our homebuilding operations constituted 90% of DHI Mortgage loan originations in 2010, compared to 83% in 2009, reflecting DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations. The relatively higher captive percentage in 2010 reflects a lower level of refinancing activity than in 2009.

The number of loans sold to third-party purchasers was virtually the same in 2010 as compared to 2009, while the number of loans originated increased by 5%. Virtually all of the mortgage loans originated during fiscal 2010 and mortgage loans held for sale on September 30, 2010 were Agency-eligible. Approximately 86% of the mortgage loans sold by DHI Mortgage during fiscal 2010 were sold to two major financial institutions pursuant to their loan purchase agreements.

Financial Services Revenues and Expenses

Revenues from the financial services segment increased 69%, to $90.5 million in 2010 from $53.7 million in 2009. Loan origination fees decreased 5%, to $17.7 million in 2010 from $18.6 million in 2009, while the number of loans originated increased 5% during the same period. Loan origination fees recorded in fiscal 2009 benefitted from the adoption of the Financial Accounting Standards Board’s (FASB) authoritative guidance for fair value measurements of certain financial instruments, which resulted in the recognition of $2.4 million of loan origination fees and $5.0 million of general and administrative (G&A) costs related to prior period loan originations. Revenues from the sale of servicing rights and gains from sale of mortgages increased 5%, to $59.6 million in 2010, from $56.8 million in 2009. Charges related to recourse obligations were $13.7 million in fiscal 2010, compared to $33.2 million in fiscal 2009. Also, a subsidiary of ours reinsured a portion of private mortgage insurance written on loans originated by DHI Mortgage in prior years. Charges to increase reserves for expected losses on the reinsured loans were $1.9 million and $14.9 million during fiscal 2010 and 2009, respectively.

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

Results of Operations — Consolidated

Fiscal Year Ended September 30, 2011 Compared to Fiscal Year Ended September 30, 2010

Income before Income Taxes

Income before income taxes for fiscal 2011 was $12.1 million, compared to $99.5 million for fiscal 2010. The difference in our operating results for 2011 compared to a year ago is primarily due to a lower volume of homes closed which resulted in lower revenues.

Income Taxes

In fiscal 2011, our income tax benefit was $59.7 million, compared to a benefit of $145.6 million in 2010. The income tax benefit in fiscal 2011 was due to the reduction of our accrual for unrecognized tax benefits and corresponding interest by $61.4 million, partially offset by an accrual for state income taxes of $1.7 million. In fiscal 2010, a tax law change regarding net operating loss (NOL) carrybacks resulted in an income tax benefit of $208.3 million, which was partially offset by an increase in unrecognized tax benefits and state income tax expense. We do not have meaningful effective tax rates in these years because our net deferred tax assets are offset fully by a valuation allowance.

We had income taxes receivable of $12.4 million and $16.0 million at September 30, 2011 and 2010, respectively. The income taxes receivable at September 30, 2011 relates to federal tax refunds we expect to receive.

At September 30, 2011, we had federal NOL carryforwards of $436.2 million that expire in fiscal 2030 and 2031. Also at September 30, 2011, we had tax benefits for state NOL carryforwards of $88.7 million that expire (beginning at various times depending on the tax jurisdiction) from fiscal 2013 to fiscal 2031. At September 30, 2011, we had federal tax credit carryforwards of $3.2 million that expire in fiscal years 2029 through 2031.

At September 30, 2011 and 2010, we had net deferred tax assets of $848.5 million and $902.6 million, respectively, offset by valuation allowances of $848.5 million and $902.6 million, respectively. The realization of our deferred tax assets ultimately depends upon the existence of sufficient taxable income in future periods. We continue to analyze the positive and negative evidence in determining the need for a valuation allowance with respect to our deferred tax assets on a jurisdictional basis. A significant part of the negative evidence we consider comes from our continued three-year cumulative pre-tax loss position, which was $445 million at the end of fiscal 2011. Currently, this loss is largely the result of pre-tax losses incurred in fiscal 2009. The valuation allowance could be reduced in future periods when we are no longer in a three-year cumulative pre-tax loss position and if there is sufficient evidence to support a conclusion that it is not needed for some portion or all of our deferred tax assets. Realization of a significant portion of our deferred tax assets for state NOL carryforwards is more unlikely than the remaining deferred tax assets due to the need to generate a substantially higher level of taxable income prior to the expirations of the various state carryforward periods which expire sooner than our federal NOL carryforwards. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position.

Unrecognized tax benefits are the differences between tax positions taken or expected to be taken in a tax return and the benefits recognized for accounting purposes. At September 30, 2011 and 2010, all tax positions, if recognized, would affect our annual effective tax rate. The total amount of unrecognized tax benefits was $16.3 million and $65.0 million as of September 30, 2011 and 2010, respectively. The decrease in unrecognized tax benefits resulted from us receiving a favorable result from the Internal Revenue Service (IRS) on a ruling request concerning the capitalization of inventory costs and a reduction in our accrual for state income tax issues.

We classify interest expense and penalties on income taxes as income tax expense. During fiscal 2011 and 2010, we recognized interest expense (benefit) related to unrecognized tax benefits of ($12.7) million and $11.6 million, respectively, in our consolidated statements of operations. At September 30, 2011 and 2010, our total accrued interest expense relating to unrecognized tax benefits was $5.1 million and $17.8 million, respectively, and there were no accrued penalties. As a result of our full valuation allowance on our net deferred tax assets, all accrued interest expense would affect our annual effective tax rate if the associated tax positions were recognized.

A reduction of $2.5 million in the amount of unrecognized tax benefits and accrued interest with respect to state issues is reasonably possible within the next 12 months and would result in an income tax benefit in our consolidated statement of operations.

We are subject to federal income tax and to income tax in multiple states. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2004 through 2011. We are currently being audited by the IRS for fiscal years 2006 and 2007, and by various states. Our federal NOL refunds from fiscal 2008 and 2009 are subject to Congressional Joint Committee review.

Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

Income (Loss) before Income Taxes

Income before income taxes for fiscal 2010 was $99.5 million, compared to a loss before income taxes of $556.8 million for fiscal 2009. The difference in our operating results for 2010 compared to 2009 is primarily due to increased revenue from the higher volume of homes closed, a higher gross profit from home sales revenues and lower inventory impairment charges.

Income Taxes

Income tax benefit in fiscal 2010 was $145.6 million, compared to a benefit of $7.0 million in 2009. A tax law change enacted during fiscal 2010 allowed us to carry back our fiscal 2009 NOL five years. This resulted in a benefit from income taxes of $208.3 million during fiscal 2010, which was partially offset by an increase in unrecognized tax benefits and state income tax expense. We do not have meaningful effective tax rates in these years because of the valuation allowances on our deferred tax assets.

We had income taxes receivable of $16.0 million and $293.1 million at September 30, 2010 and 2009, respectively, related to federal and state NOL carrybacks and amended returns. At September 30, 2010 and 2009, we had net deferred income tax assets of $902.6 million and $1,073.9 million, respectively, offset by valuation allowances of $902.6 million and $1,073.9 million, respectively.

Overview of Capital Resources and Liquidity

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. During the past few years, we have generated cash flows through reductions in assets, as well as through profitable operations. Our cash generation has also benefitted from income tax refunds. The generation of cash flow has allowed us to increase our liquidity and strengthen our balance sheet, providing us with the operational flexibility to invest in market opportunities as they arise and adjust to future homebuilding market conditions and our expectations for these conditions. We intend to maintain adequate liquidity and balance sheet strength, and we will continue to evaluate opportunities to access the capital markets as they become available.

At September 30, 2011, our ratio of net homebuilding debt to total capital was 18.0%, an increase of 190 basis points from 16.1% at September 30, 2010. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash and marketable securities divided by total capital net of cash and marketable securities (homebuilding notes payable net of cash and marketable securities plus total equity). The increase in our ratio of net homebuilding debt to total capital at September 30, 2011 as compared to the ratio a year earlier was due to a decrease in cash, the effect of which was largely offset by a reduction in our debt balance. While the challenging conditions persist in the homebuilding industry, we intend to maintain a ratio of net homebuilding debt to total capital below our historic target operating range of 45%. However, future period-end net homebuilding debt to total capital ratios may be higher than the 18.0% ratio achieved at September 30, 2011.

We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its obligation under its repurchase agreement is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include our homebuilding cash and marketable securities as a reduction of our homebuilding debt and total capital. For comparison to our ratios of net homebuilding debt to capital above, at September 30, 2011 and 2010, our ratios of homebuilding debt to total capital, without netting cash and marketable securities balances, were 37.7% and 44.3%, respectively.

We believe that we will be able to fund our near-term working capital needs and debt obligations from existing cash resources and our mortgage repurchase facility. For our longer-term capital requirements, we will evaluate the need to issue new debt or equity securities through the public capital markets or obtain additional bank financing as market conditions may permit.

Homebuilding Capital Resources

Cash and Cash Equivalents — At September 30, 2011, we had available homebuilding cash and cash equivalents of $715.5 million.

Marketable Securities — At September 30, 2011, we had marketable securities of $297.6 million. Our marketable securities consist of U.S. Treasury securities, government agency securities, corporate debt securities and certificates of deposit.

Secured Letter of Credit Agreements — We have secured letter of credit agreements which require us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At September 30, 2011 and 2010, the amount of cash restricted for this purpose totaled $47.5 million and $52.6 million, respectively, and is included in homebuilding restricted cash on our consolidated balance sheets.

Public Unsecured Debt — The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At September 30, 2011, we were in compliance with all of the limitations and restrictions that form a part of the public debt obligations.

Shelf Registration Statement — We have an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities which we may issue from time to time in amounts to be determined.

Financial Services Capital Resources

Cash and Cash Equivalents — At September 30, 2011, the amount of financial services cash and cash equivalents was $17.1 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility was $150 million for the period from June 29, 2011 through October 20, 2011, after which time it was reduced to $100 million. The maturity date of the facility is March 4, 2012.

As of September 30, 2011, $251.5 million of mortgage loans held for sale were pledged under the mortgage repurchase facility. These mortgage loans had a collateral value of $236.3 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $119.8 million, DHI Mortgage had an obligation of $116.5 million outstanding under the mortgage repurchase facility at September 30, 2011 at a 3.8% annual interest rate.

The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At September 30, 2011, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

In the past, our mortgage subsidiary has been able to renew or extend its mortgage credit facility on satisfactory terms prior to its maturity, and obtain temporary additional commitments through amendments to the credit agreement during periods of higher than normal volumes of mortgages held for sale. The liquidity of our financial services business depends upon its continued ability to renew and extend the mortgage repurchase facility or to obtain other additional financing in sufficient capacities.

Operating Cash Flow Activities

During fiscal 2011, net cash provided by our operating activities was $14.9 million, compared to $709.4 million during fiscal 2010. During the prior year, a significant portion of the net cash provided by our operating activities was due to federal income tax refunds and the profit we generated during the year. The net cash provided by our operating activities during the past few years has resulted in substantial liquidity. This liquidity gives us the flexibility to determine the appropriate operating strategy for each of our communities and to take advantage of opportunities in the market. We have limited our purchases of undeveloped land and our development spending on land we own to generally smaller projects or phases which yield finished lot quantities in line with expected near-term home production. Additionally, we are purchasing or contracting to purchase finished lots in many markets to potentially increase sales and home closing volumes and return to sustainable profitability. Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash balances to increase our inventories.

Investing Cash Flow Activities

During fiscal 2011, net cash used in our investing activities was $19.3 million, compared to $318.0 million in 2010. During the current year, $300.1 million was used to purchase marketable securities, and proceeds from the sale or maturity of securities during the year totaled $292.5 million. In the prior year, $328.0 million was used to purchase marketable securities, and proceeds from the sale of securities totaled $27.7 million. Additionally, in fiscal 2011 and 2010 we used $16.3 million and $19.2 million, respectively, to invest in purchases of property and equipment, primarily model home furniture and office equipment. These purchases are generally not significant relative to our total assets or cash flows. Also affecting our investing cash flows are changes in restricted cash, which decreased $4.6 million and $1.5 million in fiscal 2011 and 2010, respectively. Changes in restricted cash are primarily due to fluctuations in the balance of our outstanding letters of credit.

Financing Cash Flow Activities

During the last three years, most of our short-term financing needs have been funded with cash generated from operations and borrowings available under our financial services credit facility. Long-term financing needs of our homebuilding operations have historically been funded with the issuance of senior unsecured debt securities through the public capital markets. During fiscal 2011, we repaid, through maturities, redemptions and repurchases, a total of $495.4 million principal amount of various issues of senior notes for an aggregate purchase price of $505.3 million, plus accrued interest. During fiscal 2010, we repaid, through maturities, redemptions and repurchases, a total of $1,016.3 million principal amount of various issues of senior notes for an aggregate purchase price of $1,018.2 million, plus accrued interest. During fiscal 2011, we also used cash for the repurchase of our common stock as discussed below.

Consistent with dividends paid in fiscal 2009 and 2010, our Board of Directors approved four quarterly cash dividends of $0.0375 per common share during fiscal 2011. The last of these was paid on August 24, 2011 to stockholders of record on August 12, 2011. On November 10, 2011, our Board of Directors approved a cash dividend of $0.0375 per common share, payable on December 13, 2011, to stockholders of record on December 2, 2011. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions.

Changes in Capital Structure

On August 1, 2011, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2012. At September 30, 2011, $422.9 million of the debt authorization was remaining and all of the common stock authorization was remaining.

In October 2011, through unsolicited transactions, we repurchased $10.8 million principal amount of our 6.5% senior notes due 2016, which further reduced the debt repurchase authorization.

During the third quarter of fiscal 2011, we repurchased 3,544,838 shares of our common stock at a total cost of $38.6 million.

In recent years, our primary non-operating use of available capital has been to repay debt, and in fiscal 2011 we also made limited stock repurchases at prices we believe to be attractive. We continue to evaluate our alternatives for future non-operating sources and uses of our available capital, including debt repayments, dividend payments or common stock repurchases, while considering the overall level of our cash balances within the constraints of our balance sheet leverage targets and our liquidity targets.

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

Our future cash requirements for contractual obligations as of September 30, 2011 are presented below:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In millions)

Homebuilding:
Notes Payable — Principal (1)	$1,672.7	$5.8	$955.5	$711.4	$—
Notes Payable — Interest (1)	271.0	81.7	135.4	53.9	—
Operating Leases	28.6	12.4	13.8	2.4	—
Purchase Obligations	8.2	7.1	1.1	—	—

Totals	$1,980.5	$107.0	$1,105.8	$767.7	$—

Financial Services:
Notes Payable — Principal (2)	$116.5	$116.5	$—	$—	$—
Notes Payable — Interest (2)	4.4	4.4	—	—	—
Operating Leases	1.4	0.9	0.4	0.1	—

Totals	$122.3	$121.8	$0.4	$0.1	$—

(1)	Homebuilding notes payable represent principal and interest payments due on our senior, convertible senior and secured notes.

(2)	Financial services notes payable represent principal and interest payments due on our mortgage subsidiary’s repurchase facility. The interest obligation associated with this variable rate facility is based on its annual effective rate of 3.8% and principal balance outstanding at September 30, 2011.

At September 30, 2011, our homebuilding operations had outstanding letters of credit of $46.9 million, all of which were cash collateralized, and surety bonds of $689.2 million, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” under Part II of this annual report on Form 10-K.

We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Within the land and lot option purchase contracts at September 30, 2011, there were a limited number of contracts, representing $8.2 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Further discussion of our land option contracts is provided in the “Land and Lot Position and Homes in Inventory” section included herein.

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

Although the weakness in homebuilding market conditions mitigated our historical seasonal variations in recent years, our home closings and income before income taxes were higher in the second half of fiscal 2011 than in the first half of the year. However, given the current uncertain outlook for market conditions we can make no assurances as to whether this pattern will continue beyond the current fiscal year.

Inflation

We may be adversely affected during periods of high inflation, primarily because of higher land, financing, labor and material construction costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. We attempt to pass through to our customers any increases in our costs through increased sales prices. However, during periods of soft housing market conditions, we may not be able to offset our cost increases with higher selling prices.

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

Critical Accounting Policies

General — A comprehensive enumeration of the significant accounting policies of D.R. Horton, Inc. and subsidiaries is presented in Note A to the accompanying financial statements as of September 30, 2011 and 2010, and for the years ended September 30, 2011, 2010 and 2009. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. Generally Accepted Accounting Principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

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

We recognize financial services revenues associated with our title operations as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously as each home is closed. We transfer substantially all underwriting risk associated with title insurance policies to third-party insurers. We typically elect the fair value option for our mortgage loan originations. Mortgage loans held for sale are initially recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loan is sold. Net origination costs and fees associated with mortgage loans are recognized at the time of origination. The expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. We generally do not retain or service originated mortgages; rather, we seek to sell the mortgages and related servicing rights to third-party purchasers. Interest income is earned from the date a mortgage loan is originated until the loan is sold.

Some mortgage loans are sold with limited recourse provisions. Based on historical experience, discussions with our mortgage purchasers, analysis of the mortgages we originated and current housing and credit market conditions, we estimate and record a loss reserve for mortgage loans held in portfolio and mortgage loans held for sale, as well as known and projected mortgage loan repurchase requests. A 20% or 40% increase in the amount of expected mortgage loan repurchases and expected losses on mortgage loan repurchases would result in an increase of approximately $3.8 million or $8.2 million, respectively, in our reserve for expected mortgage loan repurchases.

Marketable Securities — We invest a portion of our cash on hand by purchasing marketable securities with maturities in excess of three months. We consider our investment portfolio to be available-for-sale. Accordingly, these investments are recorded at fair value. At the end of a reporting period, unrealized gains and losses on these investments, net of tax, are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet. Gains and losses realized upon the sale of marketable securities are determined by specific identification and are included in homebuilding other income.

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

When a home is closed, we generally have not paid all incurred costs necessary to complete the home. We record as a liability and as a charge to cost of sales the amount we determine will ultimately be paid related to completed homes that have been closed. We compare our home construction budgets to actual recorded costs to determine the additional costs remaining to be paid on each closed home. We monitor the accrual by comparing actual costs incurred on closed homes in subsequent months to the amount previously accrued. Although actual costs to be paid in the future on previously closed homes could differ from our current accruals, differences in amounts historically have not been significant.

Each quarter, we review our inventory to determine whether recorded costs and any estimated costs required to complete each home or community are recoverable. If the review indicates that an impairment loss is required, an estimate of the loss is made and recorded to cost of sales in that quarter.

Land inventory and related communities under development are reviewed for potential write-downs when impairment indicators are present. We generally review our inventory at the community level and the inventory within each community is categorized as land held for development, residential land and lots developed and under development, and/or construction in progress and finished homes, based on the stage of production or plans for future development. A particular community often includes inventory in more than one category. In certain situations, inventory may be analyzed separately for impairment purposes based on its product type (e.g. single family homes evaluated separately from condominium parcels). In reviewing each of our communities, we determine if impairment indicators exist on inventory held and used by analyzing a variety of factors including, but not limited to, the following:

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

We typically do not purchase land for resale. However, when we own land or communities under development that no longer fit into our development and construction plans and we determine that the best use of the asset is the sale of the asset, the project is accounted for as land held for sale, assuming the land held for sale criteria are met. We record land held for sale at the lesser of its carrying value or fair value less estimated costs to sell. In performing the impairment evaluation for land held for sale, we consider several factors including, but not limited to, prices for land in recent comparable sales transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land and recent legitimate offers received. If the estimated fair value less costs to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less costs to sell.

Impairment charges are also recorded on finished homes in substantially completed communities when events or circumstances indicate that the carrying values are greater than the fair values less estimated costs to sell these homes.

The key assumptions relating to asset valuations are impacted by local market economic conditions and the actions of competitors, and are inherently uncertain. Due to uncertainties in the estimation process, actual results could differ from such estimates. Our quarterly assessments reflect management’s estimates and we continue to monitor the fair value of held-for-sale assets through the disposition date.

Land and Lot Option Purchase Contracts — We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Under these contracts, we will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of our option deposits are not refundable at our discretion.

Option deposits and pre-acquisition costs we incur related to land and lot option purchase contracts are capitalized if all of the following conditions have been met: (1) the costs are directly identifiable with the specific property; (2) the costs would be capitalized if the property were already acquired; and (3) acquisition of the property is probable, meaning we are actively seeking and have the ability to acquire the property, and there is no indication that the property is not available for sale. We consider the following when determining if the acquisition of the property is probable: (1) changes in market conditions subsequent to contracting for the purchase of the land; (2) current contract terms, including per lot price and required purchase dates; and

(3) our current land position in the given market or sub-market. Option deposits and capitalized pre-acquisition costs are expensed to cost of sales when we believe it is probable that we will no longer acquire the property under option and will not be able to recover these costs through other means.

Certain of our option purchase contracts result in the creation of a variable interest in the entity holding the land parcel under option. We determine if we are the primary beneficiary of the variable interest entity based on our ability to control both (1) the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Based on this evaluation, if we are the primary beneficiary of an entity with which we have entered into a land or lot option purchase contract, the variable interest entity is consolidated. Creditors, if any, of these variable interest entities have no recourse against us.

Fair Value Measurements — The FASB’s authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. The fair value hierarchy and its application to our assets and liabilities, is as follows:

•	Level 1 — Valuation is based on quoted prices in active markets for identical assets and liabilities

•	Level 2 — Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market.

•	Level 3 — Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on our own estimates about the assumptions that market participants would use to value the asset or liability.

When available, we use quoted market prices in active markets to determine fair value. We consider the principal market and nonperformance risk associated with our counterparties when determining the fair value measurements, if applicable. Fair value measurements are used for our marketable securities, mortgage loans held for sale, interest rate lock commitments (IRLCs) and other derivative instruments on a recurring basis, and are used for inventories, other mortgage loans and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value may not be recoverable.

Goodwill — In September 2011, we early adopted the FASB’s authoritative guidance which allows an entity to assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. We performed a qualitative assessment of goodwill at September 30, 2011, and determined that the two-step process was not necessary.

Warranty Claims — We typically provide our homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems, and a one-year limited warranty on other construction components. Since we subcontract our construction work to subcontractors who typically provide an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty liabilities are established by charging cost of sales for each home delivered. The amounts charged are based on management’s estimate of expected warranty-related costs under all unexpired warranty obligation periods. Our warranty liability is based upon historical warranty cost experience in each market in which we operate, and is adjusted as appropriate to reflect qualitative risks associated with the types of homes we build and the geographic areas in which we build them. Actual future warranty costs could differ from our currently estimated amounts. A 10% change in the historical warranty rates used to estimate our warranty accrual would not result in a material change in our accrual.

Insurance and Legal Claims — We record expenses and liabilities related to the costs for exposures related to construction defects and claims and lawsuits incurred in the ordinary course of business, including employment matters, personal injury claims, land development issues and contract disputes. Also, we record expenses and liabilities for any estimated costs of potential construction defect claims and lawsuits (including expected legal costs), based on an analysis of our historical claims, which includes an estimate of construction defect claims incurred but not yet reported. Related to the exposures for actual construction defect claims and estimates of construction defect claims incurred but not yet reported and other legal claims and lawsuits incurred in the ordinary course of business, we estimate and record insurance receivables for these matters under applicable insurance policies when recovery is probable. Additionally, we may have the ability to recover a portion of our legal expenses from our subcontractors when we have been named as an additional insured on their insurance policies. The expenses, liabilities and receivables related to these claims are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets, the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. A 10% increase in the claim rate and the average cost per claim used to estimate the self-insured accruals would result in an increase of approximately $121.9 million in our accrual and a $81.8 million increase in our receivable resulting in additional expense of $40.1 million, while a 10% decrease in the claim rate and the average cost per claim would result in a decrease of approximately $94.4 million in our accrual and a $61.1 million decrease in our receivable resulting in a reduction in our expense of $33.3 million.

Income Taxes — We calculate our income tax expense (benefit) using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the tax consequences of temporary differences between the financial statement amounts of assets and liabilities and their tax bases, and of tax loss and credit carryforwards. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods and in the jurisdictions in which those temporary differences become deductible. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws also affect actual tax results and the valuation of deferred tax assets over time.

Interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of income tax expense. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change.

Stock-based Compensation — From time to time, the compensation committee of our board of directors authorizes the issuance of options to purchase our common stock to employees and directors. The committee approves grants out of amounts remaining available for grant from amounts formally authorized by our common stockholders. Options are granted at exercise prices which equal the market value of our common stock at the date of the grant. Generally, the options vest over periods of 3 to 9.75 years and expire 10 years after the dates on which they were granted.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. This guidance was effective for us in fiscal 2010, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance, which is related to disclosure only, did not and will not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which clarifies when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, a creditor must separately conclude that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. The guidance was effective for us on July 1, 2011 and is to be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (IFRS). The guidance changes certain fair value measurement principles and expands the disclosure requirements particularly for Level 3 fair value measurements. The guidance is effective for us beginning January 1, 2012 and is to be applied prospectively. The adoption of this guidance, which relates primarily to disclosure, is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which requires that an entity report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but continuous statements. As permitted, we elected to early adopt this guidance and did so in the current quarter. The adoption of this guidance, which relates to presentation only, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other,” which gives an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is required. As permitted, we elected to early adopt this guidance in the current quarter. The adoption of this guidance did not impact our consolidated financial position, results of operations or cash flows.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in current earnings. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in current earnings, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans and the fair value change, which for the years ended September 30, 2011, 2010 and 2009 was not significant, is recognized in current earnings. At September 30, 2011, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $257.0 million. Uncommitted IRLCs totaled approximately $196.1 million, and uncommitted mortgage loans held for sale totaled approximately $80.9 million at September 30, 2011.

The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2011. The interest rate for our variable rate debt represents the interest rate on our mortgage repurchase facility. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

								Fair
								Value at
	Fiscal Year Ending September 30,							September 30,
	2012	2013	2014	2015	2016	Thereafter	Total	2011
				(In millions)

Debt:
Fixed rate	$5.8	$171.7	$783.8	$157.7	$553.7	$—	$1,672.7	$1,673.9
Average interest rate	7.6%	7.0%	8.2%	5.4%	6.4%	—	7.2%
Variable rate	$116.5	$—	$—	$—	$—	$—	$116.5	$116.5
Average interest rate	3.8%	—	—	—	—	—	3.8%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of D.R. Horton, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), total equity, and cash flows present fairly, in all material respects, the financial position of D.R. Horton, Inc. and its subsidiaries at September 30, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Fort Worth, Texas
November 17, 2011

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	2010
	(In millions)

ASSETS
Homebuilding:
Cash and cash equivalents	$715.5	$1,282.6
Marketable securities, available-for-sale	297.6	297.7
Restricted cash	49.1	53.7
Inventories:
Construction in progress and finished homes	1,369.2	1,286.0
Residential land and lots — developed and under development	1,370.7	1,406.1
Land held for development	709.8	749.3
Land inventory not owned	—	7.6

	3,449.7	3,449.0
Income taxes receivable	12.4	16.0
Deferred income taxes, net of valuation allowance of $848.5 million and $902.6 million at September 30, 2011 and 2010, respectively	—	—
Property and equipment, net	57.6	60.5
Other assets	398.4	434.8
Goodwill	15.9	15.9

	4,996.2	5,610.2

Financial Services:
Cash and cash equivalents	17.1	26.7
Mortgage loans held for sale	294.1	253.8
Other assets	51.0	47.9

	362.2	328.4

Total assets	$5,358.4	$5,938.6

LIABILITIES
Homebuilding:
Accounts payable	$154.0	$135.1
Accrued expenses and other liabilities	829.8	957.2
Notes payable	1,588.1	2,085.3

	2,571.9	3,177.6

Financial Services:
Accounts payable and other liabilities	46.5	51.6
Mortgage repurchase facility	116.5	86.5

	163.0	138.1

Total liabilities	2,734.9	3,315.7

Commitments and contingencies (Note K)

EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 323,243,170 shares issued and 316,043,099 shares outstanding at September 30, 2011 and 322,478,467 shares issued and 318,823,234 shares outstanding at September 30, 2010	3.2	3.2
Additional paid-in capital	1,917.0	1,894.8
Retained earnings	834.6	810.6
Treasury stock, 7,200,071 shares and 3,655,233 shares at September 30, 2011 and 2010, respectively, at cost	(134.3)	(95.7)
Accumulated other comprehensive income	0.1	0.3

Total stockholders’ equity	2,620.6	2,613.2
Noncontrolling interests	2.9	9.7

Total equity	2,623.5	2,622.9

Total liabilities and equity	$5,358.4	$5,938.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended September 30,
	2011	2010	2009
	(In millions, except per share data)

Homebuilding:
Revenues:
Home sales	$3,542.3	$4,302.3	$3,563.6
Land/lot sales	7.3	7.4	40.3

	3,549.6	4,309.7	3,603.9
Cost of sales:
Home sales	2,971.0	3,558.3	3,096.1
Land/lot sales	6.9	4.6	34.9
Inventory impairments and land option cost write-offs	45.4	64.7	407.7

	3,023.3	3,627.6	3,538.7
Gross profit:
Home sales	571.3	744.0	467.5
Land/lot sales	0.4	2.8	5.4
Inventory impairments and land option cost write-offs	(45.4)	(64.7)	(407.7)

	526.3	682.1	65.2
Selling, general and administrative expense	480.0	523.2	523.0
Interest expense	50.5	86.3	100.2
Loss (gain) on early retirement of debt, net	10.8	4.9	(3.9)
Other (income)	(8.0)	(10.4)	(12.8)

	(7.0)	78.1	(541.3)

Financial Services:
Revenues, net of recourse and reinsurance expense	87.2	90.5	53.7
General and administrative expense	76.3	77.2	78.1
Interest expense	1.4	1.9	1.5
Interest and other (income)	(9.6)	(10.0)	(10.4)

	19.1	21.4	(15.5)

Income (loss) before income taxes	12.1	99.5	(556.8)
Income tax benefit	(59.7)	(145.6)	(7.0)

Net income (loss)	$71.8	$245.1	$(549.8)

Other comprehensive income (loss), net of income tax:
Unrealized (loss) gain related to available-for-sale securities	(0.2)	0.3	—

Comprehensive income (loss)	$71.6	$245.4	$(549.8)

Basic net income (loss) per common share	$0.23	$0.77	$(1.73)

Net income (loss) per common share assuming dilution	$0.23	$0.77	$(1.73)

Cash dividends declared per common share	$0.15	$0.15	$0.15

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive	Non-controlling	Total
	Stock	Capital	Earnings	Stock	Income	Interests	Equity
	(In millions, except common stock share data)

Balances at September 30, 2008 (316,660,275 shares)	$3.2	$1,716.3	$1,210.5	$(95.7)	$—	$30.5	$2,864.8

Net loss	—	—	(549.8)	—	—	—	(549.8)
Issuances under employee benefit plans (155,254 shares)	—	1.2	—	—	—	—	1.2
Exercise of stock options (665,357 shares)	—	3.2	—	—	—	—	3.2
Stock based compensation expense	—	13.7	—	—	—	—	13.7
Equity component of convertible senior notes	—	136.7	—	—	—	—	136.7
Cash dividends declared	—	—	(47.5)	—	—	—	(47.5)
Noncontrolling interests	—	—	—	—	—	(21.7)	(21.7)

Balances at September 30, 2009 (317,480,886 shares)	$3.2	$1,871.1	$613.2	$(95.7)	$—	$8.8	$2,400.6

Net income	—	—	245.1	—	—	—	245.1
Issuances under employee benefit plans (107,952 shares)	—	1.1	—	—	—	—	1.1
Exercise of stock options (1,234,396 shares)	—	9.3	—	—	—	—	9.3
Stock based compensation expense	—	13.3	—	—	—	—	13.3
Cash dividends declared	—	—	(47.7)	—	—	—	(47.7)
Other comprehensive income	—	—	—	—	0.3	—	0.3
Noncontrolling interests	—	—	—	—	—	0.9	0.9

Balances at September 30, 2010 (318,823,234 shares)	$3.2	$1,894.8	$810.6	$(95.7)	$0.3	$9.7	$2,622.9

Net income	—	—	71.8	—	—	—	71.8
Issuances under employee benefit plans (91,350 shares)	—	0.9	—	—	—	—	0.9
Exercise of stock options (303,535 shares)	—	2.5	—	—	—	—	2.5
Stock issued under Performance Unit Plan (369,818 shares)	—	4.6	—	—	—	—	4.6
Stock based compensation expense	—	14.2	—	—	—	—	14.2
Cash dividends declared	—	—	(47.8)	—	—	—	(47.8)
Treasury stock purchases (3,544,838 shares)	—	—	—	(38.6)	—	—	(38.6)
Other comprehensive loss	—	—	—	—	(0.2)	—	(0.2)
Noncontrolling interests	—	—	—	—	—	(6.8)	(6.8)

Balances at September 30, 2011 (316,043,099 shares)	$3.2	$1,917.0	$834.6	$(134.3)	$0.1	$2.9	$2,623.5

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2011	2010	2009
	(In millions)

OPERATING ACTIVITIES
Net income (loss)	$71.8	$245.1	$(549.8)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	19.9	18.4	25.7
Amortization of discounts and fees	37.2	30.8	10.9
Stock based compensation expense	14.2	13.3	13.7
Income tax benefit from stock option exercises	—	(2.8)	—
Deferred income taxes	—	—	213.5
Loss (gain) on early retirement of debt, net	10.8	4.9	(3.9)
Gain on sale of marketable securities	(0.1)	—	—
Inventory impairments and land option cost write-offs	45.4	64.7	407.7
Changes in operating assets and liabilities:
(Increase) decrease in construction in progress and finished homes	(91.4)	156.0	180.0
Decrease (increase) in residential land and lots — developed, under development, and held for development	16.9	(11.2)	397.0
Decrease in other assets	28.7	2.5	34.1
Decrease in income taxes receivable	3.6	277.1	383.1
(Increase) decrease in mortgage loans held for sale	(40.3)	(33.0)	131.3
Decrease in accounts payable, accrued expenses and other liabilities	(101.8)	(56.4)	(102.1)

Net cash provided by operating activities	14.9	709.4	1,141.2

INVESTING ACTIVITIES
Purchases of property and equipment	(16.3)	(19.2)	(6.2)
Purchases of marketable securities	(300.1)	(328.0)	—
Proceeds from the sale or maturity of marketable securities	292.5	27.7	—
Decrease (increase) in restricted cash	4.6	1.5	(53.2)

Net cash used in investing activities	(19.3)	(318.0)	(59.4)

FINANCING ACTIVITIES
Proceeds from notes payable	30.0	17.8	487.5
Repayment of notes payable	(519.3)	(1,019.9)	(956.2)
Proceeds from stock associated with certain employee benefit plans	3.4	7.6	4.4
Income tax benefit from stock option exercises	—	2.8	—
Cash dividends paid	(47.8)	(47.7)	(47.5)
Purchase of treasury stock	(38.6)	—	—

Net cash used in financing activities	(572.3)	(1,039.4)	(511.8)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(576.7)	(648.0)	570.0
Cash and cash equivalents at beginning of year	1,309.3	1,957.3	1,387.3

Cash and cash equivalents at end of year	$732.6	$1,309.3	$1,957.3

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$66.3	$101.8	$103.3

Income taxes refunded, net	$(1.9)	$(485.4)	$(603.9)

Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$1.9	$2.8	$—

Stock issued under Performance Unit Plan	$4.6	$—	$—

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain reclassifications have been made in the prior year’s financial statements to conform to classifications used in the current year. The statement of operations for the year ended September 30, 2010 has been revised to reflect the reclassification of depreciation expense related to rental properties of $1.2 million from homebuilding other income to selling, general and administrative expense. Additionally, the statement of cash flows for that year has been revised to reflect this reclassification.

Revenue Recognition

Homebuilding revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by DHI Mortgage, the Company’s wholly-owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment, the profit is deferred until the sale of the related mortgage loan to a third-party purchaser has been completed. At September 30, 2011 and 2010, the Company had deferred profit on these home sales in the amounts of $1.5 million and $2.0 million, respectively. Any profit on land sales is deferred until the full accrual method criteria are met.

Financial services revenues associated with the Company’s title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously as each home is closed. The Company transfers substantially all underwriting risk associated with title insurance policies to third-party insurers. The Company typically elects the fair value option for its mortgage loan originations. Mortgage loans held for sale are initially recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loan is sold. Net origination costs and fees associated with mortgage loans are recognized at the time of origination. The expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. The Company generally does not retain or service originated mortgages; rather, it seeks to sell the mortgages and related servicing rights to third-party purchasers. Interest income is earned from the date a mortgage loan is originated until the loan is sold.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Proceeds from home closings held for the Company’s benefit at title companies are included in homebuilding cash on the consolidated balance sheet.

Marketable Securities

The Company invests a portion of its cash on hand by purchasing marketable securities with maturities in excess of three months, and considers its investment portfolio to be available-for-sale. Accordingly, these

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments are recorded at fair value. At the end of a reporting period, unrealized gains and losses on these investments, net of tax, are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet. Gains and losses realized upon the sale of marketable securities are determined by specific identification and are included in homebuilding other income. See Note B.

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

When a home is closed, the Company generally has not paid all incurred costs necessary to complete the home. A liability and a charge to cost of sales are recorded for the amount that is determined will ultimately be paid related to completed homes that have been closed. The home construction budgets are compared to actual recorded costs to determine the additional costs remaining to be paid on each closed home. The accrual is monitored by comparing actual costs incurred on closed homes in subsequent months to the amount previously accrued.

Each quarter, inventory is reviewed to determine whether recorded costs and any estimated costs required to complete each home or community are recoverable. If the review indicates that an impairment loss is required, an estimate of the loss is made and recorded to cost of sales in that quarter.

Land inventory and related communities under development are reviewed for potential write-downs when impairment indicators are present. The Company generally reviews its inventory at the community level and the inventory within each community is categorized as land held for development, residential land and lots developed and under development, and/or construction in progress and finished homes, based on the stage of production or plans for future development. A particular community often includes inventory in more than one category. In certain situations, inventory may be analyzed separately for impairment purposes based on its product type (e.g. single family homes evaluated separately from condominium parcels). In reviewing each of its communities, the Company determines if impairment indicators exist on inventory held and used by analyzing a variety of factors including, but not limited to, the following:

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

The Company typically does not purchase land for resale. However, when the Company owns land or communities under development that no longer fit into its development and construction plans and it is determined that the best use of the asset is the sale of the asset, the project is accounted for as land held for sale, assuming the land held for sale criteria are met. The Company records land held for sale at the lesser of its carrying value or fair value less estimated costs to sell. In performing the impairment evaluation for land held for sale, several factors are considered including, but not limited to, prices for land in recent comparable sales transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land and recent legitimate offers received. If the estimated fair value less costs to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less costs to sell.

Impairment charges are also recorded on finished homes in substantially completed communities when events or circumstances indicate that the carrying values are greater than the fair values less estimated costs to sell these homes.

The key assumptions relating to asset valuations are impacted by local market economic conditions and the actions of competitors, and are inherently uncertain. Due to uncertainties in the estimation process, actual results could differ from such estimates. The Company’s quarterly assessments reflect management’s estimates and it continues to monitor the fair value of held-for-sale assets through the disposition date. See Note C.

Homebuilding Interest

The Company capitalizes homebuilding interest to inventory during active development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Additionally, the Company writes off a portion of the capitalized interest related to communities for which inventory impairments are

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded. The Company’s inventory under active development and construction was lower than its debt level during fiscal 2011, 2010 and 2009; therefore, a portion of the interest incurred is reflected as interest expense.

The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, expensed as interest expense, charged to cost of sales and written off during the years ended September 30, 2011, 2010 and 2009:

	Year Ended September 30,
	2011	2010	2009
	(In millions)

Capitalized interest, beginning of year	$91.5	$128.8	$160.6
Interest incurred	130.2	173.2	205.0
Interest expensed:
Directly to interest expense	(50.5)	(86.3)	(100.2)
Amortized to cost of sales	(90.8)	(122.1)	(122.8)
Written off with inventory impairments	(1.2)	(2.1)	(13.8)

Capitalized interest, end of year	$79.2	$91.5	$128.8

Land and Lot Option Purchase Contracts

The Company enters into land and lot option purchase contracts to acquire land or lots for the construction of homes. Under these contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of the option deposits are not refundable at the Company’s discretion.

Option deposits and pre-acquisition costs incurred related to land and lot option purchase contracts are capitalized if all of the following conditions have been met: (1) the costs are directly identifiable with the specific property; (2) the costs would be capitalized if the property were already acquired; and (3) acquisition of the property is probable, meaning the Company is actively seeking and has the ability to acquire the property, and there is no indication that the property is not available for sale. The Company considers the following when determining if the acquisition of the property is probable: (1) changes in market conditions subsequent to contracting for the purchase of the land; (2) current contract terms, including per lot price and required purchase dates; and (3) the Company’s current land position in the given market or sub-market. Option deposits and capitalized pre-acquisition costs are expensed to cost of sales when the Company believes it is probable that it will no longer acquire the property under option and will not be able to recover these costs through other means.

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

The maximum exposure to loss related to the Company’s variable interest entities is generally limited to the amounts of the Company’s option deposits. At September 30, 2011 and 2010, the amount of option deposits related to these contracts totaled $13.2 million and $10.2 million, respectively, and are included in homebuilding other assets on the consolidated balance sheets.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Repairs and maintenance costs are expensed as incurred. Depreciation generally is recorded using the straight-line method over the estimated useful life

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the asset. The depreciable life of model home furniture is 2 years, depreciable lives of office furniture and equipment typically range from 2 to 5 years, and depreciable lives of buildings and improvements typically range from 5 to 20 years. Accumulated depreciation was $129.2 million and $150.8 million as of September 30, 2011 and 2010, respectively. Depreciation expense was $19.9 million, $18.4 million and $25.7 million in fiscal 2011, 2010 and 2009, respectively.

Fair Value Measurements

The Financial Accounting Standards Board’s (FASB) authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. The fair value hierarchy and its application to the Company’s assets and liabilities, is as follows:

•	Level 1 — Valuation is based on quoted prices in active markets for identical assets and liabilities

•	Level 2 — Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market.

•	Level 3 — Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on the Company’s own estimates about the assumptions that market participants would use to value the asset or liability.

When available, the Company uses quoted market prices in active markets to determine fair value. The Company considers the principal market and nonperformance risk associated with the Company’s counterparties when determining the fair value measurements, if applicable. Fair value measurements are used for the Company’s marketable securities, mortgage loans held for sale, interest rate lock commitments (IRLCs) and other derivative instruments on a recurring basis, and are used for inventories, other mortgage loans and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value may not be recoverable. See Note F.

Goodwill

In September 2011, the Company early adopted the FASB’s authoritative guidance which allows an entity to assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. The Company performed a qualitative assessment of goodwill at September 30, 2011, and determined that the two-step process was not necessary. As a result of previous impairments, accumulated goodwill impairment losses at September 30, 2011 and 2010 totaled $553.5 million. As of September 30, 2011 and 2010, the Company’s remaining goodwill balance was $15.9 million, all of which related to its South Central reporting segment.

Warranty Claims

The Company typically provides its homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems, and a one-year limited warranty on other construction components. Since the Company subcontracts its construction work to subcontractors who typically provide it with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty liabilities have been established by charging cost of sales for each home delivered. The amounts charged are based on management’s estimate of expected warranty-related costs under all unexpired warranty obligation periods. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates, and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built. See Note K.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance and Legal Claims

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was approximately $29.5 million, $39.3 million and $31.7 million in fiscal 2011, 2010 and 2009, respectively.

Income Taxes

The Company’s income tax expense (benefit) is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the tax consequences of temporary differences between the financial statement amounts of assets and liabilities and their tax bases, and of tax loss and credit carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods and in the jurisdictions in which those temporary differences become deductible. In determining the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

Interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of income tax expense. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a quarterly basis. The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in the Company’s income tax expense in the period in which the change is made. See Note G.

Earnings (Loss) Per Share

Basic earnings, or loss, per share is based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding during each year. See Note H.

Stock-Based Compensation

From time to time, the compensation committee of the Company’s board of directors authorizes the issuance of options to purchase the Company’s common stock to employees and directors. The committee approves grants out of amounts remaining available for grant from amounts formally authorized by the common stockholders.

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which requires that an entity report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but continuous statements. As permitted, the Company elected to early adopt this guidance and did so in the current quarter. The adoption of this guidance, which relates to presentation only, did not impact the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other,” which gives an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is required. As permitted,

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company elected to early adopt this guidance in the current quarter. The adoption of this guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

NOTE B —	MARKETABLE SECURITIES

The Company’s marketable securities are held in the custody of a single financial institution. To be considered for investment, securities must meet certain minimum requirements as to their credit ratings, time to maturity and other risk-related criteria as prescribed by the Company’s investment policies. The primary objective of these investments is the preservation of capital, with the secondary objectives of attaining higher yields than the Company earns on its cash and cash equivalents and maintaining a high degree of liquidity.

The Company’s investment portfolio, which is recorded at fair value, consisted of the following marketable securities at September 30, 2011 and 2010:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In millions)

Type of security:
U.S. Treasury securities	$16.3	$—	$—	$16.3
Obligations of U.S. government agencies	73.7	0.1	—	73.8
Corporate debt securities issued under the FDIC Temporary Liquidity Guarantee Program	103.7	0.1	—	103.8
Corporate debt securities	98.8	—	(0.1)	98.7

Total debt securities	292.5	0.2	(0.1)	292.6
Certificates of deposit	5.0	—	—	5.0

Total marketable securities, available-for-sale	$297.5	$0.2	$(0.1)	$297.6

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In millions)

Type of security:
U.S. Treasury securities	$1.0	$—	$—	$1.0
Obligations of U.S. government agencies	131.0	0.2	—	131.2
Corporate debt securities issued under the FDIC Temporary Liquidity Guarantee Program	100.9	0.1	—	101.0
Corporate debt securities	39.9	—	—	39.9
Foreign government securities	14.6	—	—	14.6

Total debt securities	287.4	0.3	—	287.7
Certificates of deposit	10.0	—	—	10.0

Total marketable securities, available-for-sale	$297.4	$0.3	$—	$297.7

Of the $297.6 million in marketable securities, $191.6 million mature in the next twelve months and $106.0 million mature in one to two years. Proceeds from the sale or maturity of securities during fiscal 2011 and 2010 were $292.5 million and $27.7 million, respectively, and the realized gains related to these sales were $0.1 million and $0, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C —	INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS

During fiscal 2011, when the Company performed its quarterly inventory impairment analyses by reviewing the performance and outlook for all of its communities, the assumptions utilized reflected the Company’s expectation of continued challenging conditions and uncertainties in the homebuilding industry and in its markets. As of September 30, 2011, the Company evaluated communities with a combined carrying value of $391.5 million for impairment. The analysis of the majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that the Company does not intend to develop or operate in current market conditions, some increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, the remaining lives of these communities were estimated to be in a range from six months to in excess of ten years. In performing this analysis, the Company utilized a range of discount rates for communities of 12% to 18%. Through this evaluation process, it was determined that communities with a carrying value of $37.1 million as of September 30, 2011 were impaired. As a result, during the three months ended September 30, 2011, impairment charges of $10.2 million were recorded to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $29.1 million in the same period of 2010. During fiscal 2011, 2010 and 2009, impairment charges totaled $37.3 million, $62.3 million and $377.8 million, respectively. During fiscal 2011, approximately 78% of the impairment charges were recorded to residential land and lots and land held for development, and approximately 22% of the charges were recorded to residential construction in progress and finished homes inventory, compared to 93% and 7%, respectively, in fiscal 2010 and 85% and 15%, respectively, in fiscal 2009.

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

At September 30, 2011 and 2010, the Company had $26.3 million and $3.3 million, respectively, of land held for sale, consisting of land held for development and land under development that met the criteria of land held for sale.

During fiscal 2011, 2010 and 2009, the Company wrote off $8.1 million, $2.4 million and $29.9 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts which are not expected to be acquired.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D —	NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	September 30,
	2011	2010
	(In millions)

Homebuilding:
Unsecured:
6% senior notes due 2011, net	$—	$70.1
7.875% senior notes due 2011, net	—	118.8
5.375% senior notes due 2012	—	146.6
6.875% senior notes due 2013	171.7	174.3
6.125% senior notes due 2014, net	145.2	146.0
2% convertible senior notes due 2014, net	418.1	391.9
5.625% senior notes due 2014, net	137.5	147.1
5.25% senior notes due 2015, net	157.3	199.7
5.625% senior notes due 2016, net	169.5	225.5
6.5% senior notes due 2016, net	383.1	430.1
Other secured	5.7	35.2

	$1,588.1	$2,085.3

Financial Services:
Mortgage repurchase facility, maturing 2012	$116.5	$86.5

As of September 30, 2011, maturities of consolidated notes payable, assuming the mortgage repurchase facility is not extended or renewed, are $122.3 million in fiscal 2012, $171.7 million in fiscal 2013, $783.8 million in fiscal 2014, $157.7 million in fiscal 2015, $553.7 million in fiscal 2016 and no maturities thereafter.

The Company has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in September 2009, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Homebuilding:

Following is a summary of the key terms of each of the Company’s unsecured homebuilding notes payable outstanding as of September 30, 2011, including the annual effective interest rate of each series of notes, after giving effect to the amortization of discounts and deferred financing costs.

				Redeemable
	Principal			Prior to	Effective
Note Payable	Amount	Date Issued	Date Due	Maturity	Interest Rate (1)
	(In millions)

6.875% senior	$171.7	April 2003	May 1, 2013	No	7.0%
6.125% senior	$145.9	July 2004	January 15, 2014	No	6.3%
2% convertible senior (3)	$500.0	May 2009	May 15, 2014	No	9.7%
5.625% senior	$137.9	September 2004	September 15, 2014	No	5.8%
5.25% senior	$157.7	February 2005	February 15, 2015	Yes (2)	5.4%
5.625% senior	$170.2	December 2004	January 15, 2016	Yes (2)	5.8%
6.5% senior	$383.5	April 2006	April 15, 2016	Yes (2)	6.6%

(1)	Interest is payable semi-annually on each of the series of senior and convertible senior notes. The annual effective interest rate is calculated after giving effect to the amortization of the deferred financing costs and any discount or premium associated with the note issuance.

(2)	The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments on the redemption date, plus in each case, accrued interest.

(3)	Holders of the 2% convertible senior notes may convert all or any portion of their notes at their option at any time prior to maturity. The initial conversion rate for the notes is 76.5697 shares of the Company’s common stock per $1,000 principal amount of senior notes, equivalent to an initial conversion price of approximately $13.06 per share of common stock. The conversion rate is subject to adjustment in certain events but will not be adjusted for accrued interest, including any additional interest. Upon conversion of a 2% senior note, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination thereof at its election. The Company may not redeem the notes prior to the maturity date.

All series of senior notes are senior obligations and rank pari passu in right of payment to all existing and future unsecured indebtedness, and senior to all existing and future indebtedness expressly subordinated to them. The senior notes are guaranteed by substantially all of the Company’s wholly-owned subsidiaries other than its financial services subsidiaries. Upon a change of control of the Company (as defined), holders of all series of notes issued prior to October 2004, constituting $455.5 million principal amount in the aggregate as of September 30, 2011, have the right to require the Company to purchase these notes at a price of 101% of their principal amount, along with accrued and unpaid interest. If a fundamental change, including a change in control (as defined), occurs as defined in the indenture governing the convertible senior notes, holders of the convertible senior notes, constituting $500 million principal amount as of September 30, 2011, have the right to require the Company to purchase these notes at par, along with accrued and unpaid interest.

On August 1, 2011, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities effective through July 31, 2012. At September 30, 2011, $422.9 million of the authorization was remaining.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a summary of the retirement activity related to the Company’s senior notes for the years ended September 30, 2011 and 2010:

	Principal Amount
	Year Ended September 30,
	2011	2010
	(In millions)

Maturities:
4.875% senior notes, matured January 2010	$—	$130.9
9.75% senior notes, matured September 2010	—	51.9
9.75% senior subordinated notes, matured September 2010	—	11.3
6% senior notes, matured April 2011	70.1	—
7.875% senior notes, matured August 2011	106.1	—

Total maturities	176.2	194.1

Early Redemptions:
5.875% senior notes due 2013, redeemed February 2010	—	95.0
5.375% senior notes due 2012, redeemed April 2011	112.3	—

Total early redemptions	112.3	95.0

Repurchases:
9.75% senior notes due 2010	—	18.6
9.75% senior subordinated notes due 2010	—	4.0
6% senior notes due 2011	—	142.9
7.875% senior notes due 2011	12.8	44.7
5.375% senior notes due 2012	34.3	95.5
6.875% senior notes due 2013	2.6	25.2
5.875% senior notes due 2013	—	1.0
6.125% senior notes due 2014	1.0	53.1
5.625% senior notes due 2014	9.8	102.3
5.25% senior notes due 2015	42.7	99.5
5.625% senior notes due 2016	56.5	73.4
6.5% senior notes due 2016	47.2	67.0

Total repurchases	206.9	727.2

Total retirements	$495.4	$1,016.3

These senior notes were redeemed or repurchased for an aggregate purchase price of $505.3 million and $1,018.2 million, plus accrued interest, resulting in net losses on early retirement of debt of $10.8 million and $4.9 million in fiscal 2011 and 2010, respectively, which included the write off of unamortized discounts and fees.

In October 2011, through unsolicited transactions, the Company repurchased $10.8 million principal amount of its 6.5% senior notes due 2016, which further reduced the debt repurchase authorization.

During fiscal 2011, the Company provided a deed in lieu of foreclosure on a parcel of undeveloped land, which secured a non-recourse note payable, in exchange for a return of the note payable. The Company’s basis in the inventory parcel and the balance of the note were both $17.5 million. There was no gain or loss on the transaction.

The indentures governing the Company’s senior notes impose restrictions on the creation of secured debt and liens. At September 30, 2011, the Company was in compliance with all of the limitations and restrictions that form a part of the public debt obligations.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $100 million; however, through an amendment to the repurchase agreement, the capacity was increased to $150 million for the period from June 29, 2011 through October 20, 2011, after which time it returned to $100 million. The maturity date of the facility is March 4, 2012.

As of September 30, 2011, $251.5 million of mortgage loans held for sale were pledged under the mortgage repurchase facility. These mortgage loans had a collateral value of $236.3 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $119.8 million, DHI Mortgage had an obligation of $116.5 million outstanding under the mortgage repurchase facility at September 30, 2011 at a 3.8% annual interest rate.

The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. At September 30, 2011, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. Approximately 89% of the mortgage loans sold by DHI Mortgage during fiscal 2011 were sold to two major financial institutions pursuant to their loan purchase agreements. Late in fiscal 2011, one of these financial institutions announced their intention to exit their correspondent lending business and will no longer purchase loans from the Company beyond December 2011. The Company has been negotiating with other institutions to establish new loan purchase agreements. With the combination of selling to potential new purchasers and increasing sales volumes to its existing purchasers, the Company expects to be able to continue to originate and sell mortgage loans at its current volumes.

At September 30, 2011, mortgage loans held for sale had an aggregate fair value of $294.1 million and an aggregate outstanding principal balance of $284.6 million. At September 30, 2010, mortgage loans held for sale had an aggregate fair value of $253.8 million and an aggregate outstanding principal balance of $247.5 million. During the years ended September 30, 2011, 2010 and 2009, the Company had net gains on sales of loans of $41.6 million, $45.9 million and $23.6 million, respectively, which includes the effect of recording recourse expense, as discussed below in “Other Mortgage Loans and Loss Reserves,” of $11.6 million, $13.7 million and $33.2 million, respectively.

The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale, which for the years ended September 30, 2011, 2010 and 2009 was not significant, and is recognized in current earnings. As of September 30, 2011, the Company had $80.9 million in mortgage loans held for sale not committed to third-party purchasers and the notional amounts of the hedging instruments related to those loans totaled $78.4 million.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions which include industry-standard representations and warranties, primarily involving the absence of misrepresentations by the borrower or other parties, insurability if applicable and, depending on the agreement, may include requiring a minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. Other mortgage loans generally consist of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and often become real estate owned through the foreclosure process. At September 30, 2011 and 2010, the Company’s total other mortgage loans and real estate owned, before loss reserves were as follows:

	September 30,
	2011	2010
	(In millions)

Other mortgage loans	$42.8	$43.0
Real estate owned	0.9	4.9

	$43.7	$47.9

Based on historical performance and current housing and credit market conditions, the Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. The reserve balances at September 30, 2011 and 2010 were as follows:

	September 30,
	2011	2010
	(In millions)

Loss reserves related to:
Other mortgage loans	$6.2	$9.0
Real estate owned	0.4	1.8
Loan repurchase and settlement obligations — known and expected	26.4	28.2

	$33.0	$39.0

Other mortgage loans and real estate owned and the related loss reserves are included in financial services other assets, while loan repurchase obligations are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets.

A subsidiary of the Company reinsured a portion of the private mortgage insurance written on loans originated by DHI Mortgage in prior years. At September 30, 2011 and 2010, reserves for expected future losses under the reinsurance program totaled $0.9 million and $9.7 million, respectively, and are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets. It is possible that future losses may exceed the amount of reserves and, if so, additional charges will be required.

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At September 30, 2011, IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $217.5 million.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in current earnings. As of September 30, 2011, the Company had approximately $21.4 million of best-efforts whole loan delivery commitments and $178.6 million of hedging instruments related to IRLCs not yet committed to purchasers.

NOTE F —	FAIR VALUE MEASUREMENTS

The Company’s marketable securities consist of U.S. Treasury securities, government agency securities, corporate debt securities, foreign government securities and certificates of deposit. The fair value of U.S. Treasury securities is based on quoted prices for identical assets and therefore, they have been classified as a Level 1 valuation. Obligations of government agencies, corporate debt securities, foreign government securities and certificates of deposit are valued using quoted market prices of recent transactions or quoted market prices of transactions in very similar securities and therefore, are classified as Level 2 valuations.

The value of mortgage loans held for sale includes changes in estimated fair value from the date the loan is closed until the date the loan is sold. The fair value of mortgage loans held for sale is generally calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics; therefore, they have been classified as a Level 2 valuation. After consideration of nonperformance risk, no additional adjustments have been made to the fair value measurement of mortgage loans held for sale. Closed mortgage loans are typically sold within 30 days of origination, which limits exposure to nonperformance by loan buyer counterparties to a short time period. In addition, the Company actively monitors the financial strength of its counterparties and has limited the number of counterparties utilized in loan sale transactions due to the current market volatility in the mortgage and bank environment.

The hedging instruments utilized to manage interest rate risk and hedge the changes in the fair value of mortgage loans held for sale are publicly traded derivatives with fair value measurements based on quoted market prices. Exchange-traded derivatives are considered Level 1 valuations because quoted prices for identical assets are used for fair value measurements. Over-the-counter derivatives, such as forward sales of MBS, are classified as Level 2 valuations because quoted prices for similar assets are used for fair value measurements. The Company mitigates exposure to nonperformance risk associated with over-the-counter derivatives by limiting the number of counterparties and actively monitoring their financial strength and creditworthiness while requiring them to be well-known institutions with credit ratings equal to or better than AA- or equivalent. Further, the Company’s derivative contracts typically have short-term durations with maturities from one to four months. Accordingly, the Company’s risk of nonperformance relative to its derivative positions is also not significant. Nonperformance risk associated with exchange-traded derivatives is considered minimal as these items are traded on the Chicago Mercantile Exchange. After consideration of nonperformance risk, no additional adjustments have been made to the fair value measurement of hedging instruments.

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real estate owned and the majority of other mortgage loans are measured at the lower of carrying value or fair value on a nonrecurring basis. Other mortgage loans include performing and nonperforming mortgage loans. The fair values of other mortgage loans and real estate owned are determined based on the Company’s assessment of the value of the underlying collateral and are classified as Level 3 valuations.

The following tables summarize the Company’s assets and liabilities at September 30, 2011 and 2010 measured at fair value on a recurring basis:

		Fair Value at September 30, 2011
	Balance Sheet Location	Level 1	Level 2	Total
		(In millions)
Homebuilding:
Marketable securities, available-for-sale	Marketable securities	$16.3	$281.3	$297.6
Financial Services:
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	294.1	294.1
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	3.9	3.9
Forward sales of MBS	Other liabilities	—	(4.0)	(4.0)
Best-efforts and mandatory commitments	Other liabilities	—	(0.9)	(0.9)

		Fair Value at September 30, 2010
	Balance Sheet Location	Level 1	Level 2	Total
		(In millions)

Homebuilding:
Marketable securities, available-for-sale	Marketable securities	$1.0	$296.7	$297.7
Financial Services:
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	253.8	253.8
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	1.8	1.8
Forward sales of MBS	Other liabilities	—	(1.8)	(1.8)
Best-efforts and mandatory commitments	Other assets	—	0.2	0.2

(a)	Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income.

(b)	Fair value measurements of these derivatives represent changes in fair value since inception. These changes are reflected in the balance sheet and included in financial services revenues on the consolidated statement of operations.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s assets at September 30, 2011 and 2010 measured at fair value on a nonrecurring basis:

		Fair Value at	Fair Value at
		September 30, 2011	September 30, 2010
	Balance Sheet Location	Level 3	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a)	Inventories	$26.9	$34.0
Financial Services:
Other mortgage loans (a)	Other assets	28.9	27.5
Real estate owned (a)	Other assets	0.5	3.1

(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current quarter.

The fair values of cash and cash equivalents approximate their carrying amounts due to their short-term nature. The Company determines the fair values of its senior and convertible senior notes based on quoted market prices. The aggregate fair value of these notes at September 30, 2011 and 2010 was $1,668.1 million and $2,244.0 million, respectively, compared to an aggregate carrying value of $1,582.4 million and $2,050.1 million, respectively. The aggregate fair value of the Company’s senior notes includes fair values for the 2% convertible senior notes of $511.9 million and $553.8 million at September 30, 2011 and 2010, respectively, compared to their carrying values of $418.1 million and $391.9 million, respectively. The carrying value of the equity component of the 2% convertible senior notes was $136.7 million at September 30, 2011 and 2010. For other secured notes and balances due under the mortgage repurchase facility, the fair values approximate their carrying amounts due to their short maturity or floating interest rate terms, as applicable.

NOTE G —	INCOME TAXES

The components of the Company’s income tax benefit attributable to continuing operations are as follows:

	Year Ended September 30,
	2011	2010	2009
	(In millions)

Current tax expense (benefit):
Federal	$(53.6)	$(153.1)	$(213.9)
State	(6.1)	7.5	(6.6)

	(59.7)	(145.6)	(220.5)

Deferred tax expense:
Federal	—	—	200.7
State	—	—	12.8

	—	—	213.5

Total income tax benefit	$(59.7)	$(145.6)	$(7.0)

The income tax benefit in fiscal 2011 was due to the Company reducing its accrual for unrecognized tax benefits and corresponding interest by $61.4 million, partially offset by an accrual for state income taxes of $1.7 million. In fiscal 2010, a tax law change regarding net operating loss (NOL) carrybacks resulted in an income tax benefit of $208.3 million, which was partially offset by an increase in unrecognized tax benefits and state income tax expense.

The Company does not have meaningful effective tax rates in fiscal years 2009, 2010 and 2011 because its net deferred tax assets are offset fully by a valuation allowance. The difference between income tax expense (benefit)

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and tax computed by applying the federal statutory rate of 35% to income (loss) before income taxes during each year is due to the following:

	Year Ended September 30,
	2011	2010	2009
	(In millions)

Income taxes at federal statutory rate	$4.2	$34.8	$(194.9)
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	2.4	9.8	(13.0)
Domestic production activities deduction	—	(6.2)	8.1
Uncertain tax positions, net of deferred tax	(11.2)	13.5	—
Valuation allowance	(54.1)	(170.6)	164.8
Tax credits	(2.2)	(30.0)	30.0
Other	1.2	3.1	(2.0)

Total income tax benefit	$(59.7)	$(145.6)	$(7.0)

The Company had income taxes receivable of $12.4 million and $16.0 million at September 30, 2011 and 2010, respectively. The income taxes receivable at September 30, 2011 relates to federal tax refunds the Company expects to receive.

Deferred tax assets and liabilities reflect the tax consequences of temporary differences between the financial statement amounts of assets and liabilities and their tax bases, and of tax loss and credit carryforwards. Components of deferred income taxes are summarized as follows:

	September 30,
	2011	2010
	(In millions)

Deferred tax assets:
Inventory costs	$66.3	$105.6
Inventory impairments	387.3	449.2
Warranty and construction defect costs	111.4	107.2
Net operating loss carryforwards	238.2	183.6
Tax credit carryforwards	3.2	1.0
Incentive compensation plans	51.4	45.9
Deferral of profit on home sales	0.6	0.8
Goodwill impairment	3.4	8.9
Other	34.3	48.1

Total deferred tax assets	896.1	950.3
Valuation allowance	(848.5)	(902.6)

Total deferred tax assets, net of valuation allowance	47.6	47.7
Deferred tax liabilities	47.6	47.7

Deferred income taxes, net	$—	$—

Deferred tax assets of $241.3 million for NOL carryforwards as of September 30, 2011 were reduced by $3.1 million for excess tax benefits related to the exercise of stock options. The excess tax benefits from the exercise of stock options will result in an increase to additional paid-in capital when the excess tax benefits reduce current income taxes payable.

At September 30, 2011, the Company had federal NOL carryforwards of $436.2 million that expire in fiscal 2030 and 2031. Also at September 30, 2011, the Company had tax benefits for state NOL carryforwards of

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$88.7 million that expire (beginning at various times depending on the tax jurisdiction) from fiscal 2013 to fiscal 2031. At September 30, 2011, the Company had federal tax credit carryforwards of $3.2 million that expire in fiscal years 2029 through 2031.

The Company has been in a three-year cumulative pre-tax loss position at the end of each fiscal year since fiscal 2008 due to challenging market conditions in the homebuilding industry. At the end of fiscal 2011 the amount of the cumulative three-year pre-tax loss was $445 million. A cumulative loss in recent years is significant negative evidence that generally indicates a valuation allowance is required for some portion or all of the deferred tax assets. Since the Company cannot overcome the significant negative evidence of its cumulative loss with positive evidence of recoverability, the Company has recorded a valuation allowance to reduce the carrying amount of its deferred tax assets. At September 30, 2011 and 2010, the Company had net deferred tax assets of $848.5 million and $902.6 million, respectively, offset by valuation allowances of $848.5 million and $902.6 million, respectively.

The realization of the Company’s deferred tax assets ultimately depends upon the existence of sufficient taxable income in future periods. The Company continues to analyze the positive and negative evidence in determining the need for a valuation allowance with respect to its deferred tax assets on a jurisdictional basis. The valuation allowance could be reduced in future periods if there is sufficient evidence to support a conclusion that it is not needed for some portion or all of the deferred tax assets. Realization of a significant portion of the Company’s deferred tax assets for state NOL carryforwards is more unlikely than the remaining deferred tax assets due to the need to generate a substantially higher level of taxable income prior to the expirations of the various state carryforward periods which expire sooner than the federal NOL carryforwards. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position.

Unrecognized tax benefits are the differences between tax positions taken or expected to be taken in a tax return and the benefits recognized for accounting purposes. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended September 30,
	2011	2010	2009
	(In millions)

Unrecognized tax benefits, beginning of year	$65.0	$17.8	$13.8
Additions attributable to tax positions taken in the current year	—	—	—
Additions attributable to tax positions taken in prior years	—	49.8	7.1
Reductions attributable to tax positions taken in prior years	(48.7)	(2.6)	(3.1)
Settlements	—	—	—

Unrecognized tax benefits, end of year	$16.3	$65.0	$17.8

At September 30, 2011, 2010 and 2009 all tax positions, if recognized, would affect the Company’s annual effective tax rate. The increase in unrecognized tax benefits to $65.0 million at September 30, 2010 from $17.8 million at September 30, 2009 resulted in large part from the Company’s election to carryback its fiscal 2009 NOL to fiscal 2004 and 2005, thereby reopening those previously closed years to further tax assessments. The decrease in unrecognized tax benefits to $16.3 million at September 30, 2011 from $65.0 million at September 30, 2010 resulted from the Company receiving a favorable result from the Internal Revenue Service (IRS) on a ruling request concerning the capitalization of inventory costs and a reduction in its accrual for state income tax issues.

The Company classifies interest expense and penalties on income taxes as income tax expense. During fiscal 2011, 2010 and 2009, the Company recognized interest expense (benefit) related to unrecognized tax benefits of ($12.7) million, $11.6 million and $1.3 million, respectively, in its consolidated statements of operations. At September 30, 2011 and 2010, the Company’s total accrued interest expense relating to unrecognized tax benefits was $5.1 million and $17.8 million, respectively, and there were no accrued penalties. As a result of the Company’s

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

full valuation allowance on its net deferred tax assets, all accrued interest expense would affect the Company’s annual effective tax rate if the associated tax positions were recognized.

A reduction of $2.5 million in the amount of unrecognized tax benefits and accrued interest with respect to state issues is reasonably possible within the next 12 months and would result in an income tax benefit in the consolidated statement of operations.

The Company is subject to federal income tax and to income tax in multiple states. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2004 through 2011. The Company is currently being audited by the IRS for fiscal years 2006 and 2007, and by various states. Its federal NOL refunds from fiscal 2008 and 2009 are subject to Congressional Joint Committee review.

NOTE H —	EARNINGS (LOSS) PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings (loss) per share. Options to purchase 9.9 million and 10.2 million shares of common stock were excluded from the computation of diluted earnings per share for fiscal 2011 and 2010, respectively, because the exercise price was greater than the average market price of the common shares and, therefore, their effect would have been antidilutive. All outstanding stock options were excluded from the computation of diluted earnings per share for fiscal 2009 because they were antidilutive due to the net loss recorded during that year. Additionally, the convertible senior notes were excluded from the computation of diluted earnings per share for all three years because they were antidilutive.

	Year Ended September 30,
	2011	2010	2009
	(In millions)

Numerator:
Net income (loss)	$71.8	$245.1	$(549.8)

Denominator:
Denominator for basic earnings (loss) per share — weighted average common shares	318.3	318.1	316.9
Effect of dilutive securities:
Employee stock awards	0.2	0.5	—

Denominator for diluted earnings (loss) per share — adjusted weighted average common shares	318.5	318.6	316.9

NOTE I —	STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities that it may issue from time to time in amounts to be determined. At September 30, 2011, the Company had 323,243,170 shares of Common Stock issued and 316,043,099 shares outstanding. No shares of Preferred Stock were issued or outstanding. At September 30, 2011, the Company had 34.8 million and 3.7 million shares of Common Stock reserved for issuance pursuant to the D.R. Horton, Inc. Stock Incentive Plans and Employee Stock Purchase Plan, respectively.

During June 2011, the Company repurchased 3,544,838 shares of its common stock at a total cost of $38.6 million. On August 1, 2011, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock effective through July 31, 2012. All of the $100 million authorization was remaining at September 30, 2011.

During each of fiscal 2011 and 2010, the Board of Directors approved and paid four quarterly cash dividends of $0.0375 per common share. On November 10, 2011, the Board of Directors approved a cash dividend of $0.0375 per common share, payable on December 13, 2011, to stockholders of record on December 2, 2011.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE J —	EMPLOYEE BENEFIT PLANS

Deferred Compensation

The Company has a 401(k) plan for all employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing may also be made at the Company’s discretion. Expenses for the plan were $3.9 million, $4.8 million and $3.9 million in fiscal 2011, 2010 and 2009 respectively.

The Company’s Supplemental Executive Retirement Plan (SERP) is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death, or termination of employment. Under the SERP, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company’s liabilities related to the SERP were $17.3 million and $15.2 million at September 30, 2011 and 2010, respectively. The Company recorded $2.9 million, $2.7 million and $2.2 million of expense for this plan in fiscal 2011, 2010 and 2009, respectively.

The Company has a deferred compensation plan available to a select group of employees. The participating employees designate investments for their contributions; however, the Company is not required to invest the contributions in the designated investments. The Company’s net liabilities related to the deferred compensation plan were $23.3 million and $24.6 million at September 30, 2011 and 2010, respectively. The Company records as expense the amount that the employee contributions would have earned had the funds been invested in the designated investments. In fiscal 2011 and 2009, the Company recorded a reduction in expense of $0.7 million and $1.1 million, respectively, for this plan, and in fiscal 2010, it recorded expense of $2.1 million.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. The price to eligible employees may be further discounted depending on the average fair market value of the stock during the period and certain other criteria. Under the terms of the plan, the total fair market value of the common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees purchased 91,350 shares for $0.9 million in fiscal 2011, 107,952 shares for $1.1 million in fiscal 2010 and 155,254 shares for $1.2 million in fiscal 2009.

Stock Options

The Company’s 2006 Stock Incentive Plan provides for the granting of stock options to certain key employees to purchase shares of common stock. Options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. Generally, the options vest over periods of 3 to 9.75 years and expire 10 years after the dates on which they were granted.

During fiscal 2011 and 2009, stock options were granted to purchase a total of 6.2 million shares and 6.1 million shares, respectively, of common stock at the closing market price on the date of the grant. The Compensation Committee of the Company’s Board of Directors granted stock options to executive officers, other officers and certain employees, and the Company’s Board of Directors granted stock options to its outside directors. No stock options were granted during fiscal 2010. At September 30, 2011, there were 12.1 million shares available for future grants under the Plan.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company measures and recognizes compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The following table provides additional information related to activity under the Company’s Stock Incentive Plan.

	Year Ended September 30,
	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Stock Options
Outstanding at beginning of year	17,658,872	$14.87	19,479,417	$14.31	15,623,148	$16.19
Granted	6,172,500	9.97	—	—	6,115,000	9.03
Exercised	(303,535)	8.36	(1,234,396)	5.36	(665,357)	4.90
Canceled or expired	(821,874)	14.92	(586,149)	16.27	(1,593,374)	16.34

Outstanding at end of year	22,705,963	$13.63	17,658,872	$14.87	19,479,417	$14.31

Exercisable at end of year	7,540,704	$16.53	6,143,532	$16.76	5,410,674	$15.49

The total intrinsic value of options exercised during fiscal 2011, 2010 and 2009 was $0.9 million, $7.6 million and $4.6 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the option exercise price.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2011 was $0.1 million and $0, respectively. Exercise prices for options outstanding at September 30, 2011, ranged from $9.03 to $36.92. The weighted average remaining contractual lives of options outstanding and exercisable at September 30, 2011 were 6.5 years and 4.0 years, respectively.

The weighted average fair value of grants made in fiscal 2011 and 2009 was $3.98 and $3.89 per share, respectively. The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended September 30,
	2011	2010	2009

Risk free interest rate	1.26%	—	2.50%
Expected life (in years)	6.46	—	7.74
Expected volatility	46.40%	—	45.36%
Expected dividend yield	1.50%	—	1.66%

For fiscal 2011, 2010 and 2009, the Company’s compensation expense related to stock option grants was $14.2 million, $13.3 million and $13.7 million, respectively, and at September 30, 2011, there was $57.2 million of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 5.0 years.

Incentive Bonus Plan

The Company’s Incentive Bonus Plan provides for the Compensation Committee to award short-term performance bonuses to senior management based upon the level of achievement of certain criteria. For fiscal 2011, the Compensation Committee approved an award whereby senior management could earn a quarterly performance bonus based upon a certain percentage of the Company’s quarterly pre-tax income. Subsequent to September 30, 2011, the Compensation Committee exercised its discretion and reduced the total amount awarded under the Incentive Bonus Plan to $0.5 million for fiscal 2011.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Unit Agreement

In September 2010, the Compensation Committee of the Board of Directors adopted and approved a form of Restricted Stock Unit Agreement (RSU Agreement) for awards to executive officers and other key employees pursuant to the 2006 Stock Incentive Plan. Under the form of RSU Agreement, the Compensation Committee may award performance or service (time) based restricted stock units subject to the terms and conditions of the RSU Agreement and the 2006 Stock Incentive Plan.

In September 2010, the Compensation Committee approved and granted awards of 200,000 performance based restricted stock units (Performance RSUs) that vest at the end of a two-year performance period ending September 30, 2012. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers at the end of the two-year period in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return, return on investment, SG&A expense containment and gross profit. Each Performance RSU represents the contingent right to receive one share of the Company’s common stock if the vesting conditions are satisfied. The Performance RSUs have no dividend or voting rights during the performance period. The fair value of these awards on the date of grant is $11.53 per unit. Compensation expense related to these grants was $1.2 million in fiscal 2011.

In November 2010, the Compensation Committee approved and granted awards of 300,000 performance based units (Performance Units) that vest at the end of a three-year performance period ending September 30, 2013. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers at the end of the three-year period in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return, return on investment, SG&A expense containment and gross profit. The earned awards will have a value equal to the number of earned units multiplied by the closing price of the Company’s common stock at the end of the performance period and may be paid in cash, equity or a combination of both. The Compensation Committee has the discretion to reduce the final payout on the Performance Units from the amount earned. The Performance Units have no dividend or voting rights during the performance period. The fair value of these awards on the date of grant was $12.69 per unit. The liability for these awards of $1.0 million at September 30, 2011 was based on the Company’s performance against the peer group, the elapsed portion of the performance period and the Company’s stock price at the end of the period. Compensation expense related to these grants was $1.0 million in fiscal 2011.

Performance Unit Plan

The Company’s Performance Unit Plan provides for the Compensation Committee to award performance units to senior management based upon the level of achievement of certain criteria. Performance units were granted in 2008 and 2009 with 33-month performance periods ending on September 30, 2010 and 2011, respectively. The actual number of performance units earned is based upon the Company’s level of achievement on defined performance metrics as compared to its peer group. The earned award will have a value equal to the number of earned units multiplied by the closing price of the Company’s common stock at the end of the performance period and may be paid in cash, equity or a combination of both. The Compensation Committee has the discretion to reduce the final payout on the performance units from the amount earned.

During the first quarter of fiscal 2011, the Compensation Committee exercised its discretion and reduced the amount earned under the 2008 performance unit grant to 437,500 performance units which had a value of $4.9 million based on the Company’s stock price at September 30, 2010. In November 2010, the Company issued shares of its common stock to satisfy the award.

Subsequent to September 30, 2011, the Compensation Committee exercised its discretion and reduced the amount earned under the 2009 performance unit grant to 551,250 performance units which had a value of $5.0 million based on the Company’s stock price at September 30, 2011. The liability related to this grant was $5.0 million at September 30, 2011. Compensation expense related to this grant was $0.9 million in fiscal 2011.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K —	COMMITMENTS AND CONTINGENCIES

Warranty Claims

At September 30, 2011, the Company had liabilities of $0.8 million for the remaining repair costs of homes in its Florida and Louisiana markets constructed during 2005 through 2007 which contain or are suspected to contain allegedly defective drywall manufactured in China (Chinese Drywall) that may be responsible for accelerated corrosion of certain metals in the home. Through September 30, 2011, the Company has spent approximately $6.4 million to remediate these homes. While the Company will seek reimbursement for these remediation costs from various sources, it has not recorded a receivable for potential recoveries as of September 30, 2011. If additional homes in these or other markets are found to contain Chinese Drywall, the Company would likely be required to further increase its warranty reserve for this matter in the future. The Company has been named as a defendant in several lawsuits in Louisiana and Florida pertaining to Chinese Drywall. As these actions are still in their early stages, the Company is unable to express an opinion as to the amount of damages, if any, beyond what has been reserved for repair as discussed above.

Changes in the Company’s warranty liability during fiscal 2011 and 2010 were as follows:

	September 30,
	2011	2010
	(In millions)

Warranty liability, beginning of year	$46.2	$59.6
Warranties issued	15.8	19.5
Changes in liability for pre-existing warranties	11.5	(5.0)
Settlements made	(27.3)	(27.9)

Warranty liability, end of year	$46.2	$46.2

Insurance and Legal Claims

The Company has, and requires the majority of the subcontractors it uses to have, general liability insurance which includes construction defect coverage. The Company’s general liability insurance policies protect it against a portion of its risk of loss from construction defect and other claims and lawsuits, subject to self-insured retentions and other coverage limits. For policy years ended June 30, 2004 through 2011, the Company is self-insured for up to $22.5 million of the aggregate indemnity claims incurred, at which point the excess loss insurance begins, depending on the policy year. Once the Company has satisfied the annual aggregate limits, it is self-insured for the first $0.25 million to $1.0 million of indemnity for each claim occurrence, depending on the policy year. For policy years 2011 and 2012, the Company is self-insured for up to $15.0 million of the aggregate indemnity claims incurred and for up to $0.5 million of each claim occurrence thereafter.

In some states where the Company believes it is too difficult or expensive for its subcontractors to obtain general liability insurance, the Company has waived its normal subcontractor general liability insurance requirements to obtain lower costs from subcontractors. In these states, the Company purchases insurance policies from either third-party carriers or its wholly-owned captive insurance subsidiary, and names certain subcontractors as additional insureds. The policies issued by the captive insurance subsidiary represent self-insurance of these risks by the Company and are considered in the self-insured amounts above. For policy years after April 2007, the captive insurance subsidiary has $15.0 million of risk transfer with a third-party insurer.

The Company is self-insured for the deductible amounts under its workers’ compensation insurance policies. The deductibles vary by policy year, but in no years exceed $0.5 million per occurrence. The deductible for the 2011 and 2012 policy years is $0.5 million per occurrence.

The Company has been named as a defendant in various claims, complaints and other legal actions including construction defect claims on closed homes and other claims and lawsuits incurred in the ordinary course of business, including employment matters, personal injury claims, land development issues, contract disputes and

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims related to its mortgage activities. The Company has established reserves for these contingencies, based on the expected costs of the claims. The Company’s estimate of the required reserve is based on the facts and circumstances of individual pending claims and historical data and trends, including costs relative to revenues, home closings and product types, and includes estimates of the costs of construction defect claims incurred but not yet reported. These reserve estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs. The Company’s liabilities for these items were $529.6 million and $571.3 million at September 30, 2011 and 2010, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. Related to the contingencies for construction defect claims and estimates of construction defect claims incurred but not yet reported, and other legal claims and lawsuits incurred in the ordinary course of business, the Company estimates and records insurance receivables for these matters under applicable insurance policies when recovery is probable. Additionally, the Company may have the ability to recover a portion of its legal expenses from its subcontractors when the Company has been named as an additional insured on their insurance policies. Estimates of the Company’s insurance receivables related to these matters totaled $218.3 million and $251.5 million at September 30, 2011 and 2010, respectively, and are included in homebuilding other assets in the consolidated balance sheets. Expenses related to these items were approximately $28.1 million, $43.2 million and $58.3 million in fiscal 2011, 2010 and 2009, respectively.

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

During fiscal 2011, the Company recorded an out-of-period adjustment which had the effect of increasing home sales gross margin and net income by $5.3 million. The adjustment related to an error in recording the loss reserves of the Company’s wholly-owned captive insurance subsidiary. The unadjusted amounts from prior periods are considered to be immaterial to the prior periods and the out-of-period adjustment is not material to the current fiscal year’s financial statements.

Land and Lot Option Purchase Contracts

The Company enters into land and lot option purchase contracts in order to acquire land or lots for the construction of homes. At September 30, 2011, the Company had total deposits of $14.6 million, consisting of cash deposits of $12.7 million and promissory notes and surety bonds of $1.9 million, to purchase land and lots with a total remaining purchase price of $918.7 million. Within the land and lot option purchase contracts at September 30, 2011, there were a limited number of contracts, representing $8.2 million of remaining purchase price, subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations. The majority of land and lots under contract are currently expected to be purchased within three years, based on the Company’s assumptions as to the extent it will exercise its options to purchase such land and lots.

Other Commitments

To secure performance under various contracts, the Company had outstanding letters of credit of $46.9 million and surety bonds of $689.2 million at September 30, 2011. The Company has secured letter of credit agreements that require it to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At September 30, 2011 and 2010, the amount of cash restricted for this purpose totaled $47.5 million and $52.6 million, respectively, and is included in homebuilding restricted cash on the Company’s consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company leases office space and equipment under non-cancelable operating leases. At September 30, 2011, the future minimum annual lease payments under these agreements are as follows (in millions):

2012	$13.3
2013	8.4
2014	5.8
2015	2.5
2016	—
Thereafter	—

$30.0

Rent expense was $20.6 million, $24.9 million and $34.3 million for fiscal 2011, 2010 and 2009, respectively.

NOTE L —	OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets at September 30, 2011 and 2010 were as follows:

	September 30,
	2011	2010
	(In millions)

Insurance receivables	$218.3	$251.5
Accounts and notes receivable	19.1	18.5
Prepaid assets	24.7	28.9
Other assets	136.3	135.9

	$398.4	$434.8

The Company’s homebuilding accrued expenses and other liabilities at September 30, 2011 and 2010 were as follows:

	September 30,
	2011	2010
	(In millions)

Construction defect and other litigation liabilities	$529.6	$571.3
Employee compensation and related liabilities	85.8	90.4
Warranty liability	46.2	46.2
Accrued interest	25.3	39.8
Federal and state income tax liabilities	22.5	83.8
Other liabilities	120.4	125.7

	$829.8	$957.2

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE M —	SEGMENT INFORMATION

The Company’s 29 homebuilding operating divisions and its financial services operation are its operating segments. The homebuilding operating segments are aggregated into six reporting segments and the financial services operating segment is its own reporting segment. The Company’s reportable homebuilding segments are: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia

Midwest:	Colorado, Illinois and Minnesota

Southeast:	Alabama, Florida and Georgia

South Central:	Louisiana, New Mexico (Las Cruces only), Oklahoma and Texas

Southwest:	Arizona and New Mexico

West:	California, Hawaii, Idaho, Nevada, Oregon, Utah and Washington

Homebuilding is the Company’s core business, generating 98% of consolidated revenues in fiscal 2011, 2010 and 2009. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land and the construction and sale of residential homes on the land, in 25 states and 73 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, and to a lesser extent from the sale of land and lots.

The Company’s financial services segment provides mortgage financing and title agency services primarily to the Company’s homebuilding customers. The Company generally does not retain or service originated mortgages; rather, it seeks to sell the mortgages and related servicing rights to third-party purchasers. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies of the reporting segments are described throughout Note A.

	Year Ended September 30,
	2011	2010	2009
		(In millions)

Revenues
Homebuilding revenues:
East	$438.5	$492.3	$347.1
Midwest	261.5	331.0	314.5
Southeast	696.8	747.6	570.8
South Central	1,081.0	1,383.5	1,024.6
Southwest	234.8	329.7	382.4
West	837.0	1,025.6	964.5

Total homebuilding revenues	3,549.6	4,309.7	3,603.9
Financial services revenues	87.2	90.5	53.7

Consolidated revenues	$3,636.8	$4,400.2	$3,657.6

Inventory Impairments
East	$3.5	$9.0	$54.3
Midwest	0.1	21.9	46.3
Southeast	15.8	17.0	36.7
South Central	0.2	13.3	17.0
Southwest	4.4	0.6	36.5
West	13.3	0.5	187.0

Total inventory impairments	$37.3	$62.3	$377.8

Income (Loss) Before Income Taxes(1)
Homebuilding income (loss) before income taxes:
East	$(13.5)	$(6.3)	$(95.9)
Midwest	(13.7)	(31.3)	(104.9)
Southeast	(19.9)	(7.5)	(73.2)
South Central	52.4	83.4	4.9
Southwest	(3.8)	12.0	(45.8)
West	(8.5)	27.8	(226.4)

Total homebuilding income (loss) before income taxes	(7.0)	78.1	(541.3)
Financial services income (loss) before income taxes	19.1	21.4	(15.5)

Consolidated income (loss) before income taxes	$12.1	$99.5	$(556.8)

(1)	Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating the Company’s corporate office. The amortization of capitalized interest and property taxes is allocated to each segment based on the segment’s revenue, while interest expense and those expenses associated with the corporate office are allocated to each segment based on the segment’s inventory balances.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2011	2010
	(In millions)

Homebuilding Inventories (1):
East	$497.3	$511.5
Midwest	268.5	297.3
Southeast	692.9	656.4
South Central	768.5	760.1
Southwest	193.6	218.7
West	938.4	898.8
Corporate and unallocated (2)	90.5	106.2

Total homebuilding inventory	$3,449.7	$3,449.0

(1)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N —	SUPPLEMENTAL GUARANTOR INFORMATION

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

Consolidating Balance Sheet
September 30, 2011

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

ASSETS
Cash and cash equivalents	$681.3	$31.3	$20.0	$—	$732.6
Marketable securities, available-for-sale	297.6	—	—	—	297.6
Restricted cash	48.7	0.4	—	—	49.1
Investments in subsidiaries	1,452.3	—	—	(1,452.3)	—
Inventories	1,100.6	2,329.6	19.5	—	3,449.7
Income taxes receivable	12.4	—	—	—	12.4
Property and equipment, net	18.0	21.7	17.9	—	57.6
Other assets	98.7	259.2	91.5	—	449.4
Mortgage loans held for sale	—	—	294.1	—	294.1
Goodwill	—	15.9	—	—	15.9
Intercompany receivables	748.3	—	—	(748.3)	—

Total Assets	$4,457.9	$2,658.1	$443.0	$(2,200.6)	$5,358.4

LIABILITIES & EQUITY
Accounts payable and other liabilities	$252.3	$662.7	$115.3	$—	$1,030.3
Intercompany payables	—	717.6	30.7	(748.3)	—
Notes payable	1,585.0	3.1	116.5	—	1,704.6

Total Liabilities	1,837.3	1,383.4	262.5	(748.3)	2,734.9

Total stockholders’ equity	2,620.6	1,274.7	177.6	(1,452.3)	2,620.6
Noncontrolling interests	—	—	2.9	—	2.9

Total Equity	2,620.6	1,274.7	180.5	(1,452.3)	2,623.5

Total Liabilities & Equity	$4,457.9	$2,658.1	$443.0	$(2,200.6)	$5,358.4

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2011

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

Homebuilding:
Revenues	$1,021.4	$2,516.4	$11.8	$—	$3,549.6
Cost of sales	840.1	2,169.3	13.9	—	3,023.3

Gross profit (loss)	181.3	347.1	(2.1)	—	526.3
Selling, general and administrative expense	209.3	270.1	0.6	—	480.0
Equity in (income) of subsidiaries	(98.2)	—	—	98.2	—
Interest expense	50.5	—	—	—	50.5
Loss on early retirement of debt, net	10.8	—	—	—	10.8
Other (income)	(3.2)	(1.1)	(3.7)	—	(8.0)

	12.1	78.1	1.0	(98.2)	(7.0)

Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	87.2	—	87.2
General and administrative expense	—	—	76.3	—	76.3
Interest expense	—	—	1.4	—	1.4
Interest and other (income)	—	—	(9.6)	—	(9.6)

	—	—	19.1	—	19.1

Income before income taxes	12.1	78.1	20.1	(98.2)	12.1
Income tax benefit	(59.7)	(41.4)	(1.5)	42.9	(59.7)

Net income	$71.8	$119.5	$21.6	$(141.1)	$71.8

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2010

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

Homebuilding:
Revenues	$1,103.3	$3,199.8	$6.6	$—	$4,309.7
Cost of sales	888.0	2,736.5	3.1	—	3,627.6

Gross profit	215.3	463.3	3.5	—	682.1
Selling, general and administrative expense	206.4	309.2	7.6	—	523.2
Equity in (income) of subsidiaries	(177.9)	—	—	177.9	—
Interest expense	86.3	—	—	—	86.3
Loss on early retirement of debt, net	4.9	—	—	—	4.9
Other (income)	(3.9)	(2.7)	(3.8)	—	(10.4)

	99.5	156.8	(0.3)	(177.9)	78.1

Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	90.5	—	90.5
General and administrative expense	—	—	77.2	—	77.2
Interest expense	—	—	1.9	—	1.9
Interest and other (income)	—	—	(10.0)	—	(10.0)

	—	—	21.4	—	21.4

Income before income taxes	99.5	156.8	21.1	(177.9)	99.5
Income tax benefit	(145.6)	(109.7)	(2.9)	112.6	(145.6)

Net income	$245.1	$266.5	$24.0	$(290.5)	$245.1

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2009

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

Homebuilding:
Revenues	$828.7	$2,754.7	$20.5	$—	$3,603.9
Cost of sales	889.2	2,615.5	34.0	—	3,538.7

Gross profit (loss)	(60.5)	139.2	(13.5)	—	65.2
Selling, general and administrative expense	209.7	306.9	6.4	—	523.0
Equity in loss of subsidiaries	192.2	—	—	(192.2)	—
Interest expense	100.2	—	—	—	100.2
Gain on early retirement of debt, net	(3.9)	—	—	—	(3.9)
Other (income)	(1.9)	(2.4)	(8.5)	—	(12.8)

	(556.8)	(165.3)	(11.4)	192.2	(541.3)

Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	53.7	—	53.7
General and administrative expense	—	—	78.1	—	78.1
Interest expense	—	—	1.5	—	1.5
Interest and other (income)	—	—	(10.4)	—	(10.4)

	—	—	(15.5)	—	(15.5)

Loss before income taxes	(556.8)	(165.3)	(26.9)	192.2	(556.8)
Income tax benefit	(7.0)	(5.3)	(0.1)	5.4	(7.0)

Net loss	$(549.8)	$(160.0)	$(26.8)	$186.8	$(549.8)

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2011

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(104.4)	$151.2	$(31.9)	$—	$14.9

INVESTING ACTIVITIES
Purchases of property and equipment	(6.7)	(9.3)	(0.3)	—	(16.3)
Purchases of marketable securities	(300.1)	—	—	—	(300.1)
Proceeds from the sale or maturity of marketable securities	292.5	—	—	—	292.5
Decrease in restricted cash	4.6	—	—	—	4.6

Net cash used in investing activities	(9.7)	(9.3)	(0.3)	—	(19.3)

FINANCING ACTIVITIES
Net change in notes payable	(518.4)	(0.9)	30.0	—	(489.3)
Net change in intercompany receivables/payables	161.9	(155.0)	(6.9)	—	—
Proceeds from stock associated with certain employee benefit plans	3.4	—	—	—	3.4
Cash dividends paid	(47.8)	—	—	—	(47.8)
Purchase of treasury stock	(38.6)	—	—	—	(38.6)

Net cash (used in) provided by financing activities	(439.5)	(155.9)	23.1	—	(572.3)

Decrease in cash and cash equivalents	(553.6)	(14.0)	(9.1)	—	(576.7)
Cash and cash equivalents at beginning of year	1,234.9	45.3	29.1	—	1,309.3

Cash and cash equivalents at end of year	$681.3	$31.3	$20.0	$—	$732.6

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2010

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$344.9	$380.0	$(15.5)	$—	$709.4

INVESTING ACTIVITIES
Purchases of property and equipment	(7.9)	(11.0)	(0.3)	—	(19.2)
Purchases of marketable securities	(328.0)	—	—	—	(328.0)
Proceeds from the sale of marketable securities	27.7	—	—	—	27.7
Decrease in restricted cash	1.2	0.3	—	—	1.5

Net cash used in investing activities	(307.0)	(10.7)	(0.3)	—	(318.0)

FINANCING ACTIVITIES
Net change in notes payable	(1,019.9)	—	17.8	—	(1,002.1)
Net change in intercompany receivables/payables	383.0	(372.3)	(10.7)	—	—
Proceeds from stock associated with certain employee benefit plans	7.6	—	—	—	7.6
Income tax benefit from stock option exercises	2.8	—	—	—	2.8
Cash dividends paid	(47.7)	—	—	—	(47.7)

Net cash (used in) provided by financing activities	(674.2)	(372.3)	7.1	—	(1,039.4)

Decrease in cash and cash equivalents	(636.3)	(3.0)	(8.7)	—	(648.0)
Cash and cash equivalents at beginning of year	1,871.2	48.3	37.8	—	1,957.3

Cash and cash equivalents at end of year	$1,234.9	$45.3	$29.1	$—	$1,309.3

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2009

	D.R.	Guarantor	Non-Guarantor
	Horton, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(In millions)

OPERATING ACTIVITIES
Net cash provided by operating activities	$414.6	$561.0	$165.6	$—	$1,141.2

INVESTING ACTIVITIES
Purchases of property and equipment	(4.2)	(1.6)	(0.4)	—	(6.2)
(Increase) decrease in restricted cash	(53.3)	0.1	—	—	(53.2)

Net cash used in investing activities	(57.5)	(1.5)	(0.4)	—	(59.4)

FINANCING ACTIVITIES
Net change in notes payable	(333.8)	—	(134.9)	—	(468.7)
Net change in intercompany receivables/payables	629.5	(601.3)	(28.2)	—	—
Proceeds from stock associated with certain employee benefit plans	4.4	—	—	—	4.4
Cash dividends paid	(47.5)	—	—	—	(47.5)

Net cash provided by (used in) financing activities	252.6	(601.3)	(163.1)	—	(511.8)

Increase (decrease) in cash and cash equivalents	609.7	(41.8)	2.1	—	570.0
Cash and cash equivalents at beginning of year	1,261.5	90.1	35.7	—	1,387.3

Cash and cash equivalents at end of year	$1,871.2	$48.3	$37.8	$—	$1,957.3

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O —	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations were (in millions, except per share amounts):

	Fiscal 2011
	Three Months Ended
	September 30	June 30	March 31	December 31

Revenues	$1,098.3	$999.2	$751.1	$788.2
Gross profit	160.0	151.3	104.8	110.2
Income (loss) before income taxes	33.8	28.9	(30.8)	(19.9)
Income tax (benefit) expense	(1.9)	0.2	(58.6)	0.5
Net income (loss)	35.7	28.7	27.8	(20.4)
Basic net income (loss) per common share	0.11	0.09	0.09	(0.06)
Diluted net income (loss) per common share	0.11	0.09	0.09	(0.06)

	Fiscal 2010
	Three Months Ended
	September 30	June 30	March 31	December 31

Revenues	$948.4	$1,406.1	$913.5	$1,132.2
Gross profit	127.8	206.8	159.2	188.3
Income (loss) before income taxes	(1.7)	46.3	12.1	42.8
Income tax expense (benefit)	7.2	(4.2)	0.7	(149.2)
Net income (loss)	(8.9)	50.5	11.4	192.0
Basic net income (loss) per common share	(0.03)	0.16	0.04	0.60
Diluted net income (loss) per common share	(0.03)	0.16	0.04	0.56

In the past, the Company experienced variability in its results of operations from quarter to quarter due to the seasonal nature of its homebuilding business. Historically, the Company has closed a greater number of homes in the third and fourth (June and September) fiscal quarters than in the first and second (December and March) fiscal quarters. As a result, revenues and net income typically have been higher in the third and fourth quarters of the fiscal year. Although the weakness in homebuilding market conditions during the past several years mitigated these historical seasonal variations, this seasonal pattern resumed in fiscal 2011. However, the Company can make no assurances as to whether this pattern will continue in the future.

Gross profit during fiscal 2011 was reduced by inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs of $8.4 million, $14.3 million, $9.9 million and $12.8 million in the first, second, third and fourth quarters, respectively. Gross profit during fiscal 2010 was reduced by inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs of $1.2 million, $2.4 million, $30.3 million and $30.8 million in the first, second, third and fourth quarters, respectively.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of September 30, 2011, as stated in their report included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One — Election of Directors,” “Corporate Governance and Board Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Requesting Documents from the Company” in the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2011:

(c)
	(a)		Number of Securities
	Number of Shares to	(b)	Remaining Available for
	be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Plan Category
Equity compensation plans approved by stockholders	22,705,963	$13.63	15,805,363(1)
Equity compensation plans not approved by stockholders	—	n/a	—

Total	22,705,963	$13.63	15,805,363(1)

(1)	Includes 3,718,481 shares reserved for issuance under the Company’s Employee Stock Purchase Plan. Under this Employee Stock Purchase Plan, employees purchased 91,350 shares of common stock in fiscal 2011.

The remaining information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” in the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters” in the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders and incorporated herein by reference.

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

(3). and (b) Exhibits:

Exhibit
Number	Exhibit

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Registrant, dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Registrant dated March 18, 1992(3)
3.2	Amended and Restated Bylaws(4)
4.1	See Exhibit 3.1
4.2	Indenture, dated as of June 9, 1997, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(5)
4.3	Second Supplemental Indenture, dated as of September 30, 1997, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(6)
4.4	Third Supplemental Indenture, dated as of April 17, 1998, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(7)
4.5	Fourth Supplemental Indenture, dated as of April 20, 1998, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(8)
4.6	Fifth Supplemental Indenture, dated as of August 31, 1998, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(9)
4.7	Seventh Supplemental Indenture, dated as of August 31, 1999, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(11)
4.8	Ninth Supplemental Indenture, dated as of March 31, 2000, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(12)
4.9	Twelfth Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(13)
4.10	Thirteenth Supplemental Indenture, dated as of August 15, 2001, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 7.875% Senior Notes due 2011 issued by the Registrant(14)
4.11	Fourteenth Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(25)
4.12	Indenture, dated as of September 11, 2000, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(15)
4.13	First Supplemental Indenture, dated as of September 11, 2000, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 9.75% Senior Subordinated Notes due 2010 issued by the Registrant(16)
4.14	Third Supplemental Indenture, dated as of May 21, 2001, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(17)
4.15	Fourth Supplemental Indenture, dated as of February 21, 2002, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(26)
4.16	Fifteenth Supplemental Indenture, dated as of December 3, 2002, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 7.5% Senior Notes due 2007 issued by the Registrant(28)

Exhibit
Number		Exhibit

4.17		Sixteenth Supplemental Indenture, dated as of April 17, 2003, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.875% Senior Notes due 2013 issued by the Registrant(29)
4.18		Seventeenth Supplemental Indenture, dated as of June 25, 2003, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.875% Senior Notes due 2013 issued by the Registrant(30)
4.19		Nineteenth Supplemental Indenture, dated as of July 12, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.125% Senior Notes due 2014 issued by the Registrant(33)
4.20		Twentieth Supplemental Indenture, dated as of September 21, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.625% Senior Notes due 2014 issued by the Registrant(34)
4.21		Twenty-First Supplemental Indenture, dated as of October 15, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 4.875% Senior Notes due 2010 issued by the Registrant.(35)
4.22		Twenty-Second Supplemental Indenture, dated as of December 15, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.625% Senior Notes due 2016 issued by the Registrant(36)
4.23		Twenty-Third Supplemental Indenture, dated as of February 11, 2005, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.25% Senior Notes due 2015 issued by the Registrant(37)
4.24		Twenty-Fourth Supplemental Indenture, dated as of July 7, 2005, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.375% Senior Notes due 2012 issued by the Registrant(38)
4.25		Twenty-Fifth Supplemental Indenture, dated as of January 23, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(42)
4.26		Fifth Supplemental Indenture, dated as of January 23, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(44)
4.27		Twenty-Sixth Supplemental Indenture, dated as of April 17, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.0% Senior Notes due 2011 issued by the Registrant(45)
4.28		Twenty-Seventh Supplemental Indenture, dated as of April 17, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.5% Senior Notes due 2016 issued by the Registrant(46)
4.29		Twenty-Eighth Supplemental Indenture, dated as of June 13, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(49)
4.30		Sixth Supplemental Indenture, dated as of June 13, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee(50)
4.31		Seventh Supplemental Indenture, dated as of June 4, 2008, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 9.75% Senior Subordinated Notes due 2010 issued by the Registrant(63)
4.32		Twenty-Ninth Supplemental Indenture, dated as of June 20, 2008, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 9.75% Senior Notes due 2010 issued by the Registrant(10)
4.33		Thirtieth Supplemental Indenture, dated as of May 13, 2009, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 2.00% Convertible Senior Notes due 2014 issued by the Registrant(31)
10.1		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and schedules of substantially identical documents(18)
10	.2†	D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated(19)
10	.3†	Amendment No. 1 to 1991 Stock Incentive Plan, as amended and restated(20)

Exhibit
Number		Exhibit

10	.4†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 1991 Stock Incentive Plan (Term Vesting)(21)
10	.5†	D.R. Horton, Inc. 2006 Stock Incentive Plan(43)
10	.6†	D.R. Horton, Inc. 2006 Stock Incentive Plan, as amended and restated(66)
10	.7†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Employee — Term Vesting 2006 Form)(47)
10	.8†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Director — Term Vesting 2006 Form)(48)
10	.9†	Form of Non-Qualified Stock Option Agreement (Employee-Term Vesting 2008 Form) pursuant to the Registrant’s 2006 Stock Incentive Plan(51)
10	.10†	Form of Non-Qualified Stock Option Agreement (Outside Director-Term Vesting 2008 Form) pursuant to the Registrant’s 2006 Stock Incentive Plan(53)
10	.11†	Form of Restricted Stock Unit Agreement pursuant to the Registrant’s 2006 Stock Incentive Plan(67)
10	.12†	Form of Restricted Stock Unit Agreement pursuant to the Registrant’s 2006 Stock Incentive Plan, as amended and restated(1)
10	.13†	Form of Stock Award Agreement pursuant to the Registrant’s 2006 Stock Incentive Plan(68)
10	.14†	D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 1(22)
10	.15†	D.R. Horton, Inc. Supplemental Executive Retirement Trust No. 1(23)
10	.16†	D.R. Horton, Inc. Amended and Restated Supplemental Executive Retirement Plan No. 2(61)
10	.17†	D.R. Horton, Inc. Amended and Restated 2000 Incentive Bonus Plan(24)
10	.18†	D.R. Horton, Inc. 2008 Performance Unit Plan(55)
10	.19†	Form of Performance Unit Award pursuant to the Registrant’s 2008 Performance Unit Plan(32)
10	.20†	Executive Compensation Notification (fiscal 2011) — Chairman and CEO(39)
10	.21†	Executive Compensation Notification (fiscal 2012) — Chairman and CEO(54)
10	.22†	Executive Compensation Summary — Other Executive Officers (fiscal 2011)(40)
10	.23†	Executive Compensation Summary — Other Executive Officers (fiscal 2012)(64)
10	.24†	Director Compensation Summary (fiscal 2011)(41)
10	.25†	Director Compensation Summary (fiscal 2012)(65)
10	.26†	D.R. Horton, Inc. Amended and Restated Deferred Compensation Plan(62)
10.27		Grantor Trust Agreement, dated June 21, 2002, by and between the Registrant and Wachovia Bank, National Association, as Trustee(27)
10.28		Master Repurchase Agreement, dated March 27, 2008, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent and a Buyer, JP Morgan Chase Bank, National Association, as Syndication Agent, J.P. Morgan Securities, Inc., as Lead Arranger and Sole Bookrunner, and other parties named therein(56)
10.29		Custody Agreement, dated March 27, 2008, by and between DHI Mortgage Company, Ltd. and U.S. Bank National Association, as Administrative Agent and representative of certain Buyers(57)
10.30		First Amendment to Master Repurchase Agreement, dated March 5, 2009, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Syndication Agent and a buyer, and other parties named therein(58)
10.31		Second Amendment to Master Repurchase Agreement, dated September 23, 2009, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Syndication Agent and a buyer, and other parties named therein(59)
10.32		Third Amendment to Master Repurchase Agreement, dated March 4, 2010, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Syndication Agent and a buyer(52)
10.33		Fourth Amendment to Master Repurchase Agreement, dated July 30, 2010, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Syndication Agent and a buyer(60)

Exhibit
Number	Exhibit

10.34	Fifth Amendment to Master Repurchase Agreement, dated March 4, 2011, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Syndication Agent and a buyer(69)
10.35	Sixth Amendment to Master Repurchase Agreement, dated June 29, 2011, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Syndication Agent and a buyer(2)
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges(*)
14.1	Code of Ethical Conduct for the CEO, CFO and Senior Financial Officers (**)
21.1	Subsidiaries of D.R. Horton, Inc.(*)
23.1	Consent of PricewaterhouseCoopers LLP, Fort Worth, Texas(*)
31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(*)
31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(*)
32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer(*)
32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Financial Officer(*)
101	The following financial statements from D.R. Horton, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011, filed on November 17, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Total Equity, (iv) Consolidated Statements of Cash Flows and(v) the Notes to Consolidated Financial Statements. (***)

*	Filed herewith.

**	Posted to the Registrant’s website at www.drhorton.com under the Investors and Corporate Governance links.

***	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

†	Management contract or compensatory plan arrangement.

(1)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 9, 2011, filed with the SEC on November 16, 2011.

(2)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 29, 2011, filed with the SEC on July 6, 2011.

(3)	Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(4)	Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated July 30, 2009, filed with the SEC on August 5, 2009.

(5)	Incorporated herein by reference from Exhibit 4.1(a) to the Registrant’s Registration Statement on Form S-3 (No. 333-27521), filed with the SEC on May 21, 1997.

(6)	Incorporated herein by reference from Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the SEC on December 8, 1997.

(7)	Incorporated herein by reference from Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, filed with SEC on May 14, 1998.

(8)	Incorporated herein by reference from Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, filed with SEC on May 14, 1998.

(9)	Incorporated herein by reference from Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, filed with the SEC on December 10, 1998.

(10)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 20, 2008, filed with the SEC on June 20, 2008.

(11)	Incorporated herein by reference from Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the SEC on December 10, 1999.

(12)	Incorporated herein by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, filed with the SEC on May 12, 2000.

(13)	Incorporated herein by reference from Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed with the SEC on August 14, 2001.

(14)	Incorporated herein by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, dated August 8, 2001, filed with the SEC on August 14, 2001.

(15)	Incorporated herein by reference from Exhibit 4.1(a) to the Registrant’s Current Report on Form 8-K, dated September 6, 2000, filed with the SEC on September 11, 2000.

(16)	Incorporated herein by reference from Exhibit 4.1(b) to the Registrant’s Current Report on Form 8-K, dated September 6, 2000, filed with the SEC on September 11, 2000.

(17)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed with the SEC on August 14, 2001.

(18)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the SEC on November 22, 1995 (file number 1-14122); Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the SEC on August 6, 1998; and Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed with the SEC on May 15, 2001.

(19)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the SEC on August 13, 2002.

(20)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the SEC on August 13, 2002.

(21)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 3-81856), filed with the SEC on July 22, 1994.

(22)	Incorporated herein by reference from the Registrant’s Transitional Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the SEC on December 28, 1993 (file number 1-14122).

(23)	Incorporated herein by reference from the Registrant’s Transitional Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the SEC on December 28, 1993 (file number 1-14122).

(24)	Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the SEC on February 7, 2008.

(25)	Incorporated herein by reference from Exhibit 4.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed with the SEC on May 15, 2002.

(26)	Incorporated herein by reference from Exhibit 4.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed with the SEC on May 15, 2002.

(27)	Incorporated herein by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed with the SEC on December 13, 2002.

(28)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated November 22, 2002, filed with the SEC on December 2, 2002.

(29)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated April 11, 2003, filed with the SEC on April 17, 2003.

(30)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated June 18, 2003, filed with the SEC on June 24, 2003.

(31)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 13, 2009, filed with the SEC on May 14, 2009.

(32)	Incorporated herein by reference from Exhibit 10.1 (2008 Form) to the Registrant’s Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008; and Exhibit 10.4 (2009 Form) to the Registrant’s Current Report on Form 8-K dated November 20, 2008, filed with the SEC on November 26, 2008.

(33)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated July 6, 2004, filed with the SEC on July 9, 2004.

(34)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated September 14, 2004, filed with the SEC on September 17, 2004.

(35)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated October 7, 2004, filed with the SEC on October 14, 2004.

(36)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated December 8, 2004, filed with the SEC on December 14, 2004.

(37)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated February 4, 2005, filed with the SEC on February 10, 2005.

(38)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated June 29, 2005, filed with the SEC on July 6, 2005.

(39)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 10, 2010, filed with the SEC on November 16, 2010.

(40)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated November 10, 2010, filed with the SEC on November 16, 2010.

(41)	Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated November 10, 2010, filed with the SEC on November 16, 2010.

(42)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(43)	Incorporated herein by reference from Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(44)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.

(45)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated April 11, 2006, filed with the SEC on April 13, 2006.

(46)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated April 11, 2006, filed with the SEC on April 13, 2006.

(47)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 8, 2006.

(48)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 8, 2006.

(49)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on June 13, 2006.

(50)	Incorporated herein by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on June 13, 2006.

(51)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008.

(52)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 4, 2010, filed with the SEC on March 5, 2010.

(53)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008.

(54)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2011, filed with the SEC on November 16, 2011.

(55)	Incorporated herein by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the SEC on February 7, 2008.

(56)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 28, 2008, filed with the SEC on April 3, 2008.

(57)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 28, 2008, filed with the SEC on April 3, 2008.

(58)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2009, filed with the SEC on March 10, 2009.

(59)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2009, filed with the SEC on September 24, 2009.

(60)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the SEC on August 3, 2010.

(61)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 10, 2008, filed with the SEC on December 16, 2008.

(62)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 10, 2008, filed with the SEC on December 16, 2008.

(63)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 4, 2008, filed with the SEC on June 5, 2008.

(64)	Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated November 9, 2011, filed with the SEC on November 16, 2011.

(65)	Incorporated herein by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated November 9, 2011, filed with the SEC on November 16, 2011.

(66)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 20, 2011, filed with the SEC on January 26, 2011.

(67)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2010, filed with the SEC on October 6, 2010.

(68)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 30, 2010, filed with the SEC on October 6, 2010.

(69)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 4, 2011, filed with the SEC on March 9, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.R. Horton, Inc.

Date: November 17, 2011	By: /s/ Donald J. Tomnitz Donald J. Tomnitz, Vice Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald R. Horton Donald R. Horton	Chairman of the Board	November 17, 2011

/s/ Donald J. Tomnitz Donald J. Tomnitz	Vice Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)	November 17, 2011

/s/ Bill W. Wheat Bill W. Wheat	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	November 17, 2011

/s/ Bradley S. Anderson Bradley S. Anderson	Director	November 17, 2011

/s/ Michael R. Buchanan Michael R. Buchanan	Director	November 17, 2011

/s/ Michael W. Hewatt Michael W. Hewatt	Director	November 17, 2011

/s/ Bob G. Scott Bob G. Scott	Director	November 17, 2011