Form 10-Q
period 2011-12-31
HORTON D R INC /DE/
filed 2012-01-27
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

Common stock, $.01 par value – 316,865,497 shares as of January 19, 2012

D.R. HORTON, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	September 30, 2011
	(In millions)
	(Unaudited)
ASSETS

Homebuilding:
Cash and cash equivalents	$721.1	$715.5
Marketable securities, available-for-sale	298.7	297.6
Restricted cash	44.6	49.1
Inventories:
Construction in progress and finished homes	1,359.3	1,369.2
Residential land and lots — developed and under development	1,412.5	1,370.7
Land held for development	707.1	709.8

	3,478.9	3,449.7
Income taxes receivable	12.4	12.4
Deferred income taxes, net of valuation allowance of $837.1 million and $848.5 million at December 31, 2011 and September 30, 2011, respectively	—	—
Property and equipment, net	55.0	57.6
Other assets	395.9	398.4
Goodwill	15.9	15.9

	5,022.5	4,996.2

Financial Services:
Cash and cash equivalents	17.0	17.1
Mortgage loans held for sale	275.9	294.1
Other assets	48.0	51.0

	340.9	362.2

Total assets	$5,363.4	$5,358.4

LIABILITIES

Homebuilding:
Accounts payable	$143.4	$154.0
Accrued expenses and other liabilities	800.5	829.8
Notes payable	1,582.3	1,588.1

	2,526.2	2,571.9

Financial Services:
Accounts payable and other liabilities	38.9	46.5
Mortgage repurchase facility	146.0	116.5

	184.9	163.0

Total liabilities	2,711.1	2,734.9

Commitments and contingencies (Note M)

EQUITY

Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 323,937,762 shares issued and 316,737,691 shares outstanding at December 31, 2011 and 323,243,170 shares issued and 316,043,099 shares outstanding at September 30, 2011	3.2	3.2
Additional paid-in capital	1,929.9	1,917.0
Retained earnings	850.4	834.6
Treasury stock, 7,200,071 shares at December 31, 2011 and September 30, 2011, at cost	(134.3)	(134.3)
Accumulated other comprehensive income	0.2	0.1

Total stockholders’ equity	2,649.4	2,620.6
Noncontrolling interests	2.9	2.9

Total equity	2,652.3	2,623.5

Total liabilities and equity	$5,363.4	$5,358.4

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,
	2011	2010
	(In millions, except per share data)
	(Unaudited)
Homebuilding:
Revenues:
Home sales	$884.3	$761.1
Land/lot sales	1.3	5.9

	885.6	767.0

Cost of sales:
Home sales	735.6	642.5
Land/lot sales	—	5.9
Inventory impairments and land option cost write-offs	1.4	8.4

	737.0	656.8

Gross profit:
Home sales	148.7	118.6
Land/lot sales	1.3	—
Inventory impairments and land option cost write-offs	(1.4)	(8.4)

	148.6	110.2

Selling, general and administrative expense	119.0	118.9
Interest expense	6.9	16.2
(Gain) loss on early retirement of debt, net	(0.1)	1.5
Other (income)	(2.2)	(2.3)

	25.0	(24.1)

Financial Services:
Revenues, net of recourse and reinsurance expense	21.0	21.2
General and administrative expense	18.9	19.0
Interest expense	0.9	0.3
Interest and other (income)	(3.0)	(2.3)

	4.2	4.2

Income (loss) before income taxes	29.2	(19.9)
Income tax expense	1.5	0.5

Net income (loss)	$27.7	$(20.4)

Other comprehensive income (loss), net of income tax:
Unrealized gain (loss) related to available-for-sale securities	0.1	(0.3)

Comprehensive income (loss)	$27.8	$(20.7)

Basic net income (loss) per common share	$0.09	$(0.06)

Net income (loss) per common share assuming dilution	$0.09	$(0.06)

Cash dividends declared per common share	$0.0375	$0.0375

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2011	2010
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$27.7	$(20.4)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	5.0	4.9
Amortization of discounts and fees	9.8	9.0
Stock based compensation expense	5.0	3.4
(Gain) loss on early retirement of debt, net	(0.1)	1.5
Gain on sale of marketable securities	—	(0.1)
Inventory impairments and land option cost write-offs	1.4	8.4
Changes in operating assets and liabilities:
Decrease in construction in progress and finished homes	9.7	66.9
Increase in residential land and lots – developed, under development, and held for development	(40.1)	(45.5)
Decrease in other assets	4.5	8.8
Decrease in income taxes receivable	—	1.7
Decrease in mortgage loans held for sale	18.2	65.3
Decrease in accounts payable, accrued expenses and other liabilities	(44.4)	(54.4)

Net cash (used in) provided by operating activities	(3.3)	49.5

INVESTING ACTIVITIES
Purchases of property and equipment	(2.4)	(3.7)
Purchases of marketable securities	(24.4)	(123.3)
Proceeds from the sale or maturity of marketable securities	21.5	122.3
Decrease in restricted cash	4.5	7.5

Net cash (used in) provided by investing activities	(0.8)	2.8

FINANCING ACTIVITIES
Proceeds from notes payable	29.5	—
Repayment of notes payable	(12.6)	(129.0)
Proceeds from stock associated with certain employee benefit plans	4.6	0.5
Cash dividends paid	(11.9)	(12.0)

Net cash provided by (used in) financing activities	9.6	(140.5)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5.5	(88.2)
Cash and cash equivalents at beginning of period	732.6	1,309.3

Cash and cash equivalents at end of period	$738.1	$1,221.1

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2011

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires). All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal, recurring accruals and the asset impairment charges, loss reserves and deferred tax asset valuation allowance discussed below) considered necessary for a fair presentation have been included. These financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Business

The Company is a national homebuilder that is engaged in the construction and sale of single-family housing in 25 states and 73 markets in the United States as of December 31, 2011. The Company designs, builds and sells single-family detached homes on lots it develops and on finished lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. Periodically, the Company sells land and lots to other developers and homebuilders where it has excess land and lot positions. The Company also provides mortgage financing and title agency services, primarily to its homebuilding customers. The Company generally does not retain or service originated mortgages; rather, it seeks to sell the mortgages and related servicing rights to third-party purchasers.

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three-month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012 or subsequent periods.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

December 31, 2011

NOTE B – MARKETABLE SECURITIES

The Company invests a portion of its cash on hand by purchasing marketable securities with maturities in excess of three months. These securities are held in the custody of a single financial institution. The Company considers its investment portfolio to be available-for-sale. Accordingly, these investments are recorded at fair value. The investment portfolio consisted of the following marketable securities at December 31, 2011 and September 30, 2011:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Type of security:
U.S. Treasury securities	$23.3	$—	$—	$23.3
Obligations of U.S. government agencies	69.4	0.1	—	69.5
Corporate debt securities issued under the FDIC Temporary Liquidity Guarantee Program	106.8	0.1	—	106.9
Corporate debt securities	94.0	—	—	94.0

Total debt securities	293.5	0.2	—	293.7
Certificates of deposit	5.0	—	—	5.0

Total marketable securities, available-for-sale	$298.5	$0.2	$—	$298.7

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Type of security:
U.S. Treasury securities	$16.3	$—	$—	$16.3
Obligations of U.S. government agencies	73.7	0.1	—	73.8
Corporate debt securities issued under the FDIC Temporary Liquidity Guarantee Program	103.7	0.1	—	103.8
Corporate debt securities	98.8	—	(0.1)	98.7

Total debt securities	292.5	0.2	(0.1)	292.6
Certificates of deposit	5.0	—	—	5.0

Total marketable securities, available-for-sale	$297.5	$0.2	$(0.1)	$297.6

Of the $298.7 million in marketable securities at December 31, 2011, $260.6 million mature in the next twelve months and $38.1 million mature in one to two years. Gains and losses realized upon the sale of marketable securities are determined by specific identification and are included in homebuilding other income. The Company’s realized gains related to these sales during the three months ended December 31, 2011 and 2010 were $0 and $0.1 million, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

December 31, 2011

NOTE C – INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS

At December 31, 2011, when the Company performed its quarterly inventory impairment analysis by reviewing the performance and outlook for all of its communities, the assumptions utilized reflected the Company’s expectation of continued challenging conditions and uncertainties in the homebuilding industry and in its markets. The Company evaluated communities with a combined carrying value of $365.2 million for impairment.

The analysis of the majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that the Company does not intend to develop or operate in current market conditions, some increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, the remaining lives of these communities were estimated to be in a range from six months to in excess of ten years. When a discounted cash flow analysis was prepared for a community, the Company utilized a range of discount rates of 12% to 14%. Through this evaluation process, it was determined that communities with a carrying value of $2.6 million as of December 31, 2011 were impaired. As a result, during the three months ended December 31, 2011, impairment charges of $0.5 million were recorded to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $6.4 million of impairment charges in the same period of 2010.

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

At December 31, 2011 and September 30, 2011, the Company had $28.7 million and $26.3 million, respectively, of land held for sale, consisting of land held for development and land under development that met the criteria of land held for sale.

During the three-month periods ended December 31, 2011 and 2010, the Company wrote off $0.9 million and $2.0 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts which are not expected to be acquired.

NOTE D – LAND AND LOT OPTION PURCHASE CONTRACTS

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

Certain option purchase contracts result in the creation of a variable interest in the entity holding the land parcel under option. The current guidance for determining which entity is the primary beneficiary is based on the ability of an entity to control both (1) the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. There were no variable interest entities reported as land inventory not owned in the consolidated balance sheets at December 31, 2011 and September 30, 2011 because the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

December 31, 2011

The maximum exposure to loss related to the Company’s variable interest entities is generally limited to the amounts of the Company’s option deposits. At December 31, 2011 and September 30, 2011, the amounts of option deposits related to these contracts totaled $13.8 million and $13.2 million, respectively, and are included in homebuilding other assets on the consolidated balance sheets.

NOTE E – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	December 31, 2011	September 30, 2011
	(In millions)
Homebuilding:
Unsecured:
6.875% senior notes due 2013	$171.7	$171.7
6.125% senior notes due 2014, net	145.3	145.2
2% convertible senior notes due 2014, net	425.1	418.1
5.625% senior notes due 2014, net	137.6	137.5
5.25% senior notes due 2015, net	157.3	157.3
5.625% senior notes due 2016, net	169.5	169.5
6.5% senior notes due 2016, net	372.3	383.1
Other secured	3.5	5.7

	$1,582.3	$1,588.1

Financial Services:
Mortgage repurchase facility, maturing 2012	$146.0	$116.5

Homebuilding:

On August 1, 2011, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities effective through July 31, 2012. At December 31, 2011, $412.1 million of the authorization was remaining.

During the three months ended December 31, 2011, through unsolicited transactions, the Company repurchased $10.8 million of its 6.5% senior notes due 2016 for an aggregate purchase price of $10.6 million, plus accrued interest. These transactions resulted in a gain on early retirement of debt of $0.1 million, net of unamortized discounts and fees written off.

The indentures governing the Company’s senior notes impose restrictions on the creation of secured debt and liens. At December 31, 2011, the Company was in compliance with all of the limitations and restrictions that form a part of the public debt obligations.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. Through an amendment to the repurchase agreement on November 29, 2011, the total capacity of the facility was increased from $100 million to $180 million. The maturity date of the facility is March 4, 2012.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

December 31, 2011

As of December 31, 2011, $232.9 million of mortgage loans held for sale were pledged under the mortgage repurchase facility. These mortgage loans had a collateral value of $220.1 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $74.1 million, DHI Mortgage had an obligation of $146.0 million outstanding under the mortgage repurchase facility at December 31, 2011 at a 2.8% annual interest rate.

The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. At December 31, 2011, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

NOTE F – HOMEBUILDING INTEREST

The Company capitalizes homebuilding interest to inventory during active development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Additionally, the Company writes off a portion of the capitalized interest related to communities for which inventory impairments are recorded. The Company’s inventory under active development and construction was lower than its debt level at December 31, 2011 and 2010; therefore, a portion of the interest incurred is reflected as interest expense.

The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, expensed as interest expense, charged to cost of sales and written off during the three-month periods ended December 31, 2011 and 2010:

	Three Months Ended December 31,
	2011	2010
	(In millions)
Capitalized interest, beginning of period	$79.2	$91.5
Interest incurred	27.9	35.2
Interest expensed:
Directly to interest expense	(6.9)	(16.2)
Amortized to cost of sales	(20.4)	(20.9)
Written off with inventory impairments	—	(0.2)

Capitalized interest, end of period	$79.8	$89.4

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

Mortgage Loans Held for Sale

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At December 31, 2011, mortgage loans held for sale had an aggregate fair value of $275.9 million and an aggregate outstanding principal balance of $267.7 million. At September 30, 2011, mortgage loans held for sale had an aggregate fair value of $294.1 million and an aggregate outstanding principal balance of $284.6 million. During the three months ended December 31, 2011 and 2010, the Company had net gains on sales of loans of $10.1 million and $10.9 million, respectively, which includes the effect of recording recourse expense, as discussed below in “Other Mortgage Loans and Loss Reserves,” of $1.7 million and $1.8 million, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

December 31, 2011

Approximately 76% of the mortgage loans sold by DHI Mortgage during the three months ended December 31, 2011 were sold to one major financial institution pursuant to a loan purchase agreement. The Company has been negotiating with other institutions to establish additional loan purchase agreements to increase its options for additional competitive pricing. If the Company is unable to sell mortgage loans to additional purchasers on attractive terms, the Company’s ability to originate and sell mortgage loans at competitive prices could be limited which would negatively affect profitability.

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale, which for the three months ended December 31, 2011 and 2010 was not significant, and is recognized in current earnings. As of December 31, 2011, the Company had $48.6 million in mortgage loans held for sale not committed to third-party purchasers and the notional amounts of the hedging instruments related to those loans totaled $48.5 million.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions which include industry-standard representations and warranties, primarily involving the absence of misrepresentations by the borrower or other parties, insurability if applicable and, depending on the agreement, may include requiring a minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. Other mortgage loans generally consist of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and often become real estate owned through the foreclosure process. At December 31, 2011 and September 30, 2011, the Company’s total other mortgage loans and real estate owned, before loss reserves were as follows:

	December 31, 2011	September 30, 2011
	(In millions)
Other mortgage loans	$44.8	$42.8
Real estate owned	0.8	0.9

	$45.6	$43.7

Based on historical performance and current housing and credit market conditions, the Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. The reserve balances at December 31, 2011 and September 30, 2011 were as follows:

	December 31, 2011	September 30, 2011
	(In millions)
Loss reserves related to:
Other mortgage loans	$6.2	$6.2
Real estate owned	0.3	0.4
Loan repurchase and settlement obligations – known and expected	25.7	26.4

	$32.2	$33.0

Other mortgage loans and real estate owned and the related loss reserves are included in financial services other assets, while loan repurchase obligations are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

December 31, 2011

A subsidiary of the Company reinsured a portion of the private mortgage insurance written on loans originated by DHI Mortgage in prior years. At December 31, 2011 and September 30, 2011, reserves for expected future losses under the reinsurance program totaled $1.4 million and $0.9 million, respectively, and are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets. It is possible that future losses may exceed the amount of reserves and, if so, additional charges will be required.

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At December 31, 2011, IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $173.4 million.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in current earnings. As of December 31, 2011, the Company had approximately $11.5 million of best-efforts whole loan delivery commitments and $144.1 million of hedging instruments related to IRLCs not yet committed to purchasers.

NOTE H – FAIR VALUE MEASUREMENTS

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

•

Level 2 – Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market. The Company’s assets/liabilities measured at fair value using Level 2 inputs are as follows:

¡	government agency securities, corporate debt securities, foreign government securities and certificates of deposit;

¡	mortgage loans held for sale;

¡	over-the-counter derivatives such as forward sales of MBS, put options on MBS and best-efforts and mandatory commitments; and

¡	IRLCs.

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

¡	inventory held and used;

¡	other mortgage loans; and

¡	real estate owned.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

December 31, 2011

The following tables summarize the Company’s assets and liabilities at December 31, 2011 and September 30, 2011 measured at fair value on a recurring basis:

	Balance Sheet Location	Fair Value at December 31, 2011
		Level 1	Level 2	Total
		(In millions)
Homebuilding:
Marketable securities, available-for-sale	Marketable securities	$23.3	$275.4	$298.7
Financial Services:
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	275.9	275.9
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	2.0	2.0
Forward sales of MBS	Other liabilities	—	(1.3)	(1.3)
Best-efforts and mandatory commitments	Other liabilities	—	(1.4)	(1.4)

	Balance Sheet Location	Fair Value at September 30, 2011
		Level 1	Level 2	Total
		(In millions)
Homebuilding:
Marketable securities, available-for-sale	Marketable securities	$16.3	$281.3	$297.6
Financial Services:
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	294.1	294.1
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	3.9	3.9
Forward sales of MBS	Other liabilities	—	(4.0)	(4.0)
Best-efforts and mandatory commitments	Other liabilities	—	(0.9)	(0.9)

(a)	Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income.

(b)	Fair value measurements of these derivatives represent changes in fair value since inception. These changes are reflected in the balance sheet and included in financial services revenues on the consolidated statement of operations.

The following table summarizes the Company’s assets at December 31, 2011 and September 30, 2011 measured at fair value on a nonrecurring basis:

		Fair Value at December 31, 2011	Fair Value at September 30, 2011
	Balance Sheet Location	Level 3	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a)	Inventories	$2.1	$26.9
Financial Services:
Other mortgage loans (a)	Other assets	29.7	28.9
Real estate owned (a)	Other assets	0.5	0.5

(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current quarter.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

December 31, 2011

The fair values of cash and cash equivalents approximate their carrying amounts due to their short-term nature. The Company determines the fair values of its senior and convertible senior notes based on quoted market prices. The aggregate fair value of these notes at December 31, 2011 and September 30, 2011 was $1,764.5 million and $1,668.1 million, respectively, compared to an aggregate carrying value of $1,578.8 million and $1,582.4 million, respectively. The aggregate fair value of the Company’s senior notes includes fair values for the 2% convertible senior notes of $575.0 million and $511.9 million at December 31, 2011 and September 30, 2011, respectively, compared to their carrying values of $425.1 million and $418.1 million, respectively. The carrying value of the equity component of the 2% convertible senior notes was $136.7 million at December 31, 2011 and September 30, 2011. For other secured notes and balances due under the mortgage repurchase facility, the fair values approximate their carrying amounts due to their short maturity or floating interest rate terms, as applicable.

NOTE I – INCOME TAXES

The Company’s income tax expense attributable to continuing operations for the three months ended December 31, 2011 was $1.5 million, compared to $0.5 million in the comparable period of the prior year. The Company does not have meaningful effective tax rates in these periods because its net deferred tax assets are offset fully by a valuation allowance.

The Company has been in a three-year cumulative pre-tax loss position since fiscal year 2008. At December 31, 2011 and September 30, 2011, the amount of the cumulative three-year pre-tax loss was $355 million and $445 million, respectively. A cumulative loss in recent years is significant negative evidence that generally indicates a valuation allowance is required for some portion or all of the deferred tax assets. Since the Company cannot overcome the significant negative evidence of its cumulative loss with positive evidence of recoverability, the Company has recorded a valuation allowance to reduce the carrying amount of its deferred tax assets. At December 31, 2011 and September 30, 2011, the Company had net deferred tax assets of $837.1 million and $848.5 million, respectively, offset by valuation allowances of $837.1 million and $848.5 million, respectively.

The realization of the Company’s deferred tax assets ultimately depends upon the existence of sufficient taxable income in future periods. The Company continues to analyze the positive and negative evidence in determining the need for a valuation allowance with respect to its deferred tax assets. The valuation allowance could be reduced in future periods if there is sufficient evidence to support a conclusion that it is not needed for some portion or all of the deferred tax assets. To realize a significant portion of the Company’s deferred tax assets for state net operating loss (NOL) carryforwards, the Company will need to generate a substantially higher level of taxable income prior to the expirations of various state carryforward periods. Therefore, realization of a significant portion of the Company’s deferred tax assets for state NOL carryforwards is more unlikely than realization of the remaining deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

December 31, 2011

NOTE J – EARNINGS (LOSS) PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings (loss) per share. Options to purchase 9.0 million shares of common stock were excluded from the computation of diluted earnings per share for the three-month period ended December 31, 2011 because the exercise price was greater than the average market price of the common shares and, therefore, their effect would have been antidilutive. All outstanding stock options were excluded from the computation of diluted earnings per share for the three-month period ended December 31, 2010 because their effect would have been antidilutive due to the net loss recorded during the period. Additionally, the convertible senior notes were excluded from the computation of diluted earnings per share for both periods because their effect would have been antidilutive.

	Three Months Ended
	December 31,
	2011	2010
	(In millions)
Numerator:
Net income (loss)	$27.7	$(20.4)

Denominator:
Denominator for basic earnings (loss) per share— weighted average common shares	316.3	319.1
Effect of dilutive securities:
Employee stock awards	0.2	—

Denominator for diluted earnings (loss) per share— adjusted weighted average common shares	316.5	319.1

NOTE K – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities that it may issue from time to time in amounts to be determined.

On August 1, 2011, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock effective through July 31, 2012. All of the $100 million authorization was remaining at December 31, 2011.

During the three months ended December 31, 2011, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on December 13, 2011 to stockholders of record on December 2, 2011. In January 2012, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on February 21, 2012 to stockholders of record on February 10, 2012. Quarterly cash dividends of $0.0375 per common share were declared in the comparable quarters of fiscal 2011.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

December 31, 2011

NOTE L – EMPLOYEE BENEFIT PLANS

Performance Unit Award

In November 2011, the Compensation Committee of the Company’s Board of Directors approved and granted awards of 350,000 performance based units (Performance Units) to certain members of senior management that will vest at the end of a three-year performance period ending September 30, 2014. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers at the end of the three-year period in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return, return on investment, SG&A expense containment and gross profit. The earned awards will have a value equal to the number of earned units multiplied by the closing price of the Company’s common stock at the end of the performance period and may be paid in cash, equity or a combination of both. The Compensation Committee has the discretion to reduce the final payout on the Performance Units from the amount earned. The Performance Units have no dividend or voting rights during the performance period. The fair value of these awards on the date of grant was $11.79 per unit. The liability for these awards of $0.6 million at December 31, 2011 was based on the Company’s performance against the peer group, the elapsed portion of the performance period and the Company’s stock price at the end of the period. Compensation expense related to this grant was $0.6 million for the three months ended December 31, 2011.

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

At December 31, 2011, the Company had liabilities of $0.7 million for the remaining repair costs of homes which contain or are suspected to contain allegedly defective drywall manufactured in China (Chinese Drywall) that may be responsible for accelerated corrosion of certain metals in the home. While the Company is seeking reimbursement for these remediation costs from various sources, it has not recorded a receivable for potential recoveries as of December 31, 2011. The Company has been named as a defendant in several lawsuits pertaining to Chinese Drywall. As these actions are still in their early stages, the Company is unable to express an opinion as to the amount of damages, if any, beyond what has been reserved for repair as discussed above.

Changes in the Company’s warranty liability during the three-month periods ended December 31, 2011 and 2010 were as follows:

	Three Months Ended December 31,
	2011	2010
	(In millions)
Warranty liability, beginning of period	$46.2	$46.2
Warranties issued	4.1	3.3
Changes in liability for pre-existing warranties	1.9	(1.8)
Settlements made	(6.2)	(6.5)

Warranty liability, end of period	$46.0	$41.2

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

December 31, 2011

Insurance and Legal Claims

The Company has been named as a defendant in various claims, complaints and other legal actions including construction defect claims on closed homes and other claims and lawsuits incurred in the ordinary course of business, including employment matters, personal injury claims, land development issues, contract disputes and claims related to its mortgage activities. The Company has established reserves for these contingencies, based on the expected costs of the claims. The Company’s estimate of the required reserve is based on the facts and circumstances of individual pending claims and historical data and trends, including costs relative to revenues, home closings and product types, and includes estimates of the costs of construction defect claims incurred but not yet reported. These reserve estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs. The Company’s liabilities for these items were $529.2 million and $529.6 million at December 31, 2011 and September 30, 2011, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. Related to the contingencies for construction defect claims and estimates of construction defect claims incurred but not yet reported, and other legal claims and lawsuits incurred in the ordinary course of business, the Company estimates and records insurance receivables for these matters under applicable insurance policies when recovery is probable. Additionally, the Company may have the ability to recover a portion of its legal expenses from its subcontractors when the Company has been named as an additional insured on their insurance policies. Estimates of the Company’s insurance receivables related to these matters totaled $216.5 million and $218.3 million at December 31, 2011 and September 30, 2011, respectively, and are included in homebuilding other assets in the consolidated balance sheets. Expenses related to these items were approximately $12.5 million and $8.5 million in the three months ended December 31, 2011 and 2010, respectively.

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

Land and Lot Option Purchase Contracts

The Company enters into land and lot option purchase contracts in order to acquire land or lots for the construction of homes. At December 31, 2011, the Company had total deposits of $15.8 million, consisting of cash deposits of $14.2 million and promissory notes and surety bonds of $1.6 million, to purchase land and lots with a total remaining purchase price of $995.7 million. Within the land and lot option purchase contracts at December 31, 2011, there were a limited number of contracts, representing $6.9 million of remaining purchase price, subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations. The majority of land and lots under contract are currently expected to be purchased within three years, based on the Company’s assumptions as to the extent it will exercise its options to purchase such land and lots.

Other Commitments

To secure performance under various contracts, the Company had outstanding letters of credit of $42.5 million and surety bonds of $664.4 million at December 31, 2011. The Company has secured letter of credit agreements that require it to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At December 31, 2011 and September 30, 2011, the amount of cash restricted for this purpose totaled $43.0 million and $47.5 million, respectively, and is included in homebuilding restricted cash on the Company’s consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

December 31, 2011

NOTE N – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets were as follows:

	December 31, 2011	September 30, 2011
	(In millions)
Insurance receivables	$216.5	$218.3
Earnest money and refundable deposits	59.1	59.1
Accounts and notes receivable	17.8	19.1
Prepaid assets	23.5	24.7
Other assets	79.0	77.2

	$395.9	$398.4

The Company’s homebuilding accrued expenses and other liabilities were as follows:

	December 31, 2011	September 30, 2011
	(In millions)
Construction defect and other litigation liabilities	$529.2	$529.6
Employee compensation and related liabilities	80.3	85.8
Warranty liability	46.0	46.2
Accrued interest	22.1	25.3
Federal and state income tax liabilities	23.5	22.5
Other liabilities	99.4	120.4

	$800.5	$829.8

NOTE O – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. This guidance was effective for the Company in fiscal 2010, except for the Level 3 activity disclosures, which were effective in the current quarter. The adoption of this guidance, which is related to disclosure only, did not impact the Company’s consolidated financial position, results of operations or cash flows.

In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” This guidance amends the sale accounting requirement concerning a transferor’s ability to repurchase transferred financial assets even in the event of default by the transferee, which typically is facilitated in a repurchase agreement by the presence of a collateral maintenance provision. This guidance is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. The adoption of this guidance will not impact the Company’s consolidated financial position, results of operations or cash flows.

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

December 31, 2011

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The guidance is effective for the Company beginning October 1, 2013 and is to be applied retrospectively. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE P – SEGMENT INFORMATION

The Company’s 30 homebuilding operating divisions and its financial services operation are its operating segments. The homebuilding operating segments are aggregated into six reporting segments and the financial services operating segment is its own reporting segment. The Company’s reportable homebuilding segments are: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia

Midwest:	Colorado, Illinois and Minnesota

Southeast:	Alabama, Florida and Georgia

South Central:	Louisiana, New Mexico (Las Cruces only), Oklahoma and Texas

Southwest:	Arizona and New Mexico

West:	California, Hawaii, Idaho, Nevada, Oregon, Utah and Washington

Homebuilding is the Company’s core business, generating 98% and 97% of consolidated revenues during the three months ended December 31, 2011 and 2010, respectively. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land and the construction and sale of residential homes on the land, in 25 states and 73 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, and to a lesser extent from the sale of land and lots.

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

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

December 31, 2011

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011.

	Three Months Ended December 31,
	2011	2010
	(In millions)
Revenues
Homebuilding revenues:
East	$118.8	$100.7
Midwest	57.7	57.8
Southeast	196.9	148.8
South Central	266.7	229.8
Southwest	54.0	58.2
West	191.5	171.7

Total homebuilding revenues	885.6	767.0
Financial services revenues	21.0	21.2

Consolidated revenues	$906.6	$788.2

Inventory Impairments
East	$0.1	$—
Midwest	—	—
Southeast	0.4	0.5
South Central	—	—
Southwest	—	2.2
West	—	3.7

Total inventory impairments	$0.5	$6.4

Income (Loss) before Income Taxes (1)
Homebuilding income (loss) before income taxes:
East	$2.5	$(4.4)
Midwest	(7.1)	(4.7)
Southeast	6.7	(1.9)
South Central	15.4	4.7
Southwest	2.1	(3.1)
West	5.4	(14.7)

Total homebuilding income (loss) before income taxes	25.0	(24.1)
Financial services income before income taxes	4.2	4.2

Consolidated income (loss) before income taxes	$29.2	$(19.9)

(1)	Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating the Company’s corporate office. The amortization of capitalized interest and property taxes is allocated to each segment based on the segment’s revenue, while interest expense and those expenses associated with the corporate office are allocated to each segment based on the segment’s inventory balances.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

December 31, 2011

	December 31, 2011	September 30, 2011
	(In millions)
Homebuilding Inventories (1)
East	$497.7	$497.3
Midwest	278.2	268.5
Southeast	704.4	692.9
South Central	761.8	768.5
Southwest	187.4	193.6
West	958.6	938.4
Corporate and unallocated (2)	90.8	90.5

Total homebuilding inventory	$3,478.9	$3,449.7

(1)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

December 31, 2011

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

Consolidating Balance Sheet

December 31, 2011

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$702.7	$14.8	$20.6	$—	$738.1
Marketable securities, available-for-sale	298.7	—	—	—	298.7
Restricted cash	44.1	0.4	0.1	—	44.6
Investments in subsidiaries	1,447.3	—	—	(1,447.3)	—
Inventories	1,102.1	2,356.7	20.1	—	3,478.9
Income taxes receivable	12.4	—	—	—	12.4
Property and equipment, net	16.7	20.6	17.7	—	55.0
Other assets	100.5	253.7	89.7	—	443.9
Mortgage loans held for sale	—	—	275.9	—	275.9
Goodwill	—	15.9	—	—	15.9
Intercompany receivables	745.5	—	—	(745.5)	—

Total Assets	$4,470.0	$2,662.1	$424.1	$(2,192.8)	$5,363.4

LIABILITIES & EQUITY
Accounts payable and other liabilities	$240.4	$634.3	$108.1	$—	$982.8
Intercompany payables	—	709.9	35.6	(745.5)	—
Notes payable	1,580.2	2.1	146.0	—	1,728.3

Total Liabilities	1,820.6	1,346.3	289.7	(745.5)	2,711.1

Total stockholders’ equity	2,649.4	1,315.8	131.5	(1,447.3)	2,649.4
Noncontrolling interests	—	—	2.9	—	2.9

Total Equity	2,649.4	1,315.8	134.4	(1,447.3)	2,652.3

Total Liabilities & Equity	$4,470.0	$2,662.1	$424.1	$(2,192.8)	$5,363.4

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

December 31, 2011

NOTE Q - SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet

September 30, 2011

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$681.3	$31.3	$20.0	$—	$732.6
Marketable securities, available-for-sale	297.6	—	—	—	297.6
Restricted cash	48.7	0.4	—	—	49.1
Investments in subsidiaries	1,452.3	—	—	(1,452.3)	—
Inventories	1,100.6	2,329.6	19.5	—	3,449.7
Income taxes receivable	12.4	—	—	—	12.4
Property and equipment, net	18.0	21.7	17.9	—	57.6
Other assets	98.7	259.2	91.5	—	449.4
Mortgage loans held for sale	—	—	294.1	—	294.1
Goodwill	—	15.9	—	—	15.9
Intercompany receivables	748.3	—	—	(748.3)	—

Total Assets	$4,457.9	$2,658.1	$443.0	$(2,200.6)	$5,358.4

LIABILITIES & EQUITY
Accounts payable and other liabilities	$252.3	$662.7	$115.3	$—	$1,030.3
Intercompany payables	—	717.6	30.7	(748.3)	—
Notes payable	1,585.0	3.1	116.5	—	1,704.6

Total Liabilities	1,837.3	1,383.4	262.5	(748.3)	2,734.9

Total stockholders’ equity	2,620.6	1,274.7	177.6	(1,452.3)	2,620.6
Noncontrolling interests	—	—	2.9	—	2.9

Total Equity	2,620.6	1,274.7	180.5	(1,452.3)	2,623.5

Total Liabilities & Equity	$4,457.9	$2,658.1	$443.0	$(2,200.6)	$5,358.4

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

December 31, 2011

NOTE Q - SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations

Three Months Ended December 31, 2011

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$293.9	$590.0	$1.7	$—	$885.6
Cost of sales	244.4	487.1	5.5	—	737.0

Gross profit (loss)	49.5	102.9	(3.8)	—	148.6
Selling, general and administrative expense	55.4	61.4	2.2	—	119.0
Equity in (income) of subsidiaries	(41.1)	—	—	41.1	—
Interest expense	6.9	—	—	—	6.9
Gain on early retirement of debt, net	(0.1)	—	—	—	(0.1)
Other (income)	(0.8)	(0.6)	(0.8)	—	(2.2)

	29.2	42.1	(5.2)	(41.1)	25.0

Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	21.0	—	21.0
General and administrative expense	—	—	18.9	—	18.9
Interest expense	—	—	0.9	—	0.9
Interest and other (income)	—	—	(3.0)	—	(3.0)

	—	—	4.2	—	4.2

Income (loss) before income taxes	29.2	42.1	(1.0)	(41.1)	29.2
Income tax expense	1.5	0.9	0.1	(1.0)	1.5

Net income (loss)	$27.7	$41.2	$(1.1)	$(40.1)	$27.7

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

December 31, 2011

NOTE Q - SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations

Three Months Ended December 31, 2010

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$210.0	$556.0	$1.0	$—	$767.0
Cost of sales	166.4	489.0	1.4	—	656.8

Gross profit (loss)	43.6	67.0	(0.4)	—	110.2
Selling, general and administrative expense	49.5	67.9	1.5	—	118.9
Equity in (income) of subsidiaries	(2.7)	—	—	2.7	—
Interest expense	16.2	—	—	—	16.2
Loss on early retirement of debt, net	1.5	—	—	—	1.5
Other (income)	(1.0)	(0.1)	(1.2)	—	(2.3)

	(19.9)	(0.8)	(0.7)	(2.7)	(24.1)

Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	21.2	—	21.2
General and administrative expense	—	—	19.0	—	19.0
Interest expense	—	—	0.3	—	0.3
Interest and other (income)	—	—	(2.3)	—	(2.3)

	—	—	4.2	—	4.2

Income (loss) before income taxes	(19.9)	(0.8)	3.5	(2.7)	(19.9)
Income tax expense	0.5	0.4	—	(0.4)	0.5

Net income (loss)	$(20.4)	$(1.2)	$3.5	$(2.3)	$(20.4)

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

December 31, 2011

NOTE Q - SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows

Three Months Ended December 31, 2011

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(8.5)	$(6.3)	$11.5	$—	$(3.3)

INVESTING ACTIVITIES
Purchases of property and equipment	(0.7)	(1.6)	(0.1)	—	(2.4)
Purchases of marketable securities	(24.4)	—	—	—	(24.4)
Proceeds from the sale or maturity of marketable securities	21.5	—	—	—	21.5
Decrease (increase) in restricted cash	4.6	—	(0.1)	—	4.5

Net cash provided by (used in) investing activities	1.0	(1.6)	(0.2)	—	(0.8)

FINANCING ACTIVITIES
Net change in notes payable	(11.7)	(0.9)	29.5	—	16.9
Net change in intercompany receivables/payables	47.9	(7.7)	(40.2)	—	—
Proceeds from stock associated with certain employee benefit plans	4.6	—	—	—	4.6
Cash dividends paid	(11.9)	—	—	—	(11.9)

Net cash provided by (used in) financing activities	28.9	(8.6)	(10.7)	—	9.6

Increase (decrease) in cash and cash equivalents	21.4	(16.5)	0.6	—	5.5
Cash and cash equivalents at beginning of period	681.3	31.3	20.0	—	732.6

Cash and cash equivalents at end of period	$702.7	$14.8	$20.6	$—	$738.1

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

December 31, 2011

NOTE Q - SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows

Three Months Ended December 31, 2010

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(10.8)	$1.3	$59.0	$—	$49.5

INVESTING ACTIVITIES
Purchases of property and equipment	(1.8)	(1.9)	—	—	(3.7)
Purchases of marketable securities	(123.3)	—	—	—	(123.3)
Proceeds from the sale or maturity of marketable securities	122.3	—	—	—	122.3
Decrease (increase) in restricted cash	7.5	0.1	(0.1)	—	7.5

Net cash provided by (used in) investing activities	4.7	(1.8)	(0.1)	—	2.8

FINANCING ACTIVITIES
Net change in notes payable	(64.3)	—	(64.7)	—	(129.0)
Net change in intercompany receivables/payables	33.6	(34.6)	1.0	—	—
Proceeds from stock associated with certain employee benefit plans	0.5	—	—	—	0.5
Cash dividends paid	(12.0)	—	—	—	(12.0)

Net cash used in financing activities	(42.2)	(34.6)	(63.7)	—	(140.5)

Decrease in cash and cash equivalents	(48.3)	(35.1)	(4.8)	—	(88.2)
Cash and cash equivalents at beginning of period	1,234.9	45.3	29.1	—	1,309.3

Cash and cash equivalents at end of period	$1,186.6	$10.2	$24.3	$—	$1,221.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report and with our annual report on Form 10-K for the fiscal year ended September 30, 2011. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those described in the “Forward-Looking Statements” section following this discussion.

BUSINESS

We are one of the largest homebuilding companies in the United States, constructing and selling homes through our operating divisions in 25 states and 73 markets as of December 31, 2011, primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $90,000 to $600,000, with an average closing price of $214,700 during the three months ended December 31, 2011. Approximately 90% and 88% of home sales revenues were generated from the sale of single-family detached homes in the three months ended December 31, 2011 and 2010, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs.

Through our financial services operations, we provide mortgage financing and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our wholly-owned subsidiary, provides mortgage financing services primarily to our homebuilding customers. We generally do not retain or service originated mortgages; rather, we seek to sell the mortgages and related servicing rights to third-party purchasers. DHI Mortgage originates loans in accordance with purchaser guidelines and historically has sold substantially all of its mortgage production within 30 days of origination. Our subsidiary title companies serve as title insurance agents by providing title insurance policies, examination and closing services, primarily to our homebuilding customers.

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
Vancouver

OVERVIEW

In our first quarter of 2012, we saw a continuation of the improving sales trends we experienced in the second half of fiscal 2011, with the number and value of our net sales orders increasing 13% and 17% compared to the same period of fiscal 2011. Although demand for new homes remains at low levels, we expect to again see the more traditional demand pattern in our net sales in fiscal 2012 that we experienced in fiscal 2011. The traditional demand pattern has the lowest net sales orders in our first fiscal quarter, a sequential increase from the first quarter to the second quarter, a consistent level in the third quarter and then slowing net sales orders in the fourth quarter. Our recent results and other national housing data suggest that the overall demand for new homes may have stabilized, but we expect that demand is likely to remain at low levels for some time, with uneven improvement across our operating markets.

In the first quarter of 2012, revenues from home sales increased 16% from the prior year and pre-tax income was $29.2 million, compared to a pre-tax loss of $19.9 million in the prior year. These results reflect our ability to adjust our operations in a challenging environment and continue our strategy of opening new communities, improving gross margins, adjusting our SG&A costs to current revenue levels and reducing our outstanding debt levels and related interest expense.

Despite the continued low level of demand for new homes and the weak homebuilding industry conditions, our strong balance sheet and liquidity allow us to invest in market opportunities as they arise. We believe we are well-positioned for an eventual housing recovery. We will continue to adjust our business strategies as necessary based on housing demand in each of our markets. Our future results could be negatively impacted by prolonged weakness in the economy, continued high levels of unemployment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.

STRATEGY

It is difficult to predict if homebuilding industry conditions will improve or if they will deteriorate in the near term. During the industry downturn, we generated significant cash flow from operations which we primarily used to increase our cash balances and reduce our outstanding debt. Our liquidity and reduced leverage provide us flexibility in determining the appropriate operating strategy for each of our communities and markets to strike the best balance between cash flow generation and potential profit. Our operating strategy continues to include the following initiatives:

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

KEY RESULTS

Key financial results as of and for the three months ended December 31, 2011, as compared to the same period of 2010, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 15% to $885.6 million.

•	Homes closed increased 13% to 4,118 homes, while the average closing price of those homes increased 3% to $214,700.

•	Net sales orders increased 13% to 3,794 homes.

•	Sales order backlog increased 23% to $975.0 million.

•	Home sales gross margins increased 120 basis points to 16.8%.

•	Inventory impairments and land option cost write-offs were $1.4 million, compared to $8.4 million.

•

Homebuilding SG&A expenses were essentially flat at $119.0 million, and decreased as a percentage of homebuilding revenues by 210 basis points to 13.4%, as we achieved improved leverage of these costs.

•	Interest expensed directly and amortized to cost of sales decreased 26% to $27.3 million.

•	Homebuilding pre-tax income was $25.0 million, compared to a pre-tax loss of $24.1 million.

•	Homes in inventory were 10,200, compared to 10,500 and 9,100 at September 30, 2011 and December 31, 2010, respectively.

•	Owned and optioned lots totaled 115,300, compared to 112,700 and 120,600 at September 30, 2011 and December 31, 2010, respectively.

•	Homebuilding debt was $1.6 billion at December 31, 2011 and September 30, 2011, compared to $2.0 billion at December 31, 2010.

•

Net homebuilding debt to total capital was 17.5%, up 50 basis points from the ratio at December 31, 2010, but an improvement of 50 basis points from the ratio at September 30, 2011. Gross homebuilding debt to total capital was 37.4%, an improvement of 30 basis points and 650 basis points from the ratio at September 30, 2011 and December 31, 2010, respectively.

•	Homebuilding cash and marketable securities totaled $1.0 billion at December 31, 2011 and September 30, 2011, compared to $1.5 billion at December 31, 2010.

Financial Services Operations:

•	Total financial services revenues, net of recourse and reinsurance expenses, decreased 1% to $21.0 million from $21.2 million.

•	Financial services pre-tax income was $4.2 million, consistent with the prior year quarter.

Consolidated Results:

•	Consolidated pre-tax income was $29.2 million, compared to a pre-tax loss of $19.9 million.

•	Net income was $27.7 million, compared to a net loss of $20.4 million.

•	Diluted earnings per share was $0.09, compared to a net loss per share of $0.06.

•	Total equity was $2.65 billion, compared to $2.62 billion and $2.59 billion at September 30, 2011 and December 31, 2010, respectively.

•	Net cash used in operations was $3.3 million, compared to net cash provided by operations of $49.5 million.

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three months ended December 31, 2011 and 2010.

	Net Sales Orders (1)
	Three Months Ended December 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
East	509	400	27%	$115.3	$87.9	31%	$226,500	$219,800	3%
Midwest	213	186	15%	59.1	51.1	16%	277,500	274,700	1%
Southeast	921	769	20%	181.1	148.8	22%	196,600	193,500	2%
South Central	1,299	1,162	12%	233.2	204.7	14%	179,500	176,200	2%
Southwest	249	255	(2)%	46.9	47.5	(1)%	188,400	186,300	1%
West	603	591	2%	187.6	165.6	13%	311,100	280,200	11%

	3,794	3,363	13%	$823.2	$705.6	17%	$217,000	$209,800	3%

	Sales Order Cancellations
	Three Months Ended December 31,
	Cancelled Sales Orders			Value (In millions)			Cancellation Rate (2)
	2011	2010		2011	2010		2011	2010
East	137	143		$30.0	$31.4		21%	26%
Midwest	31	37		9.1	9.2		13%	17%
Southeast	356	255		64.3	46.4		28%	25%
South Central	509	596		90.1	101.7		28%	34%
Southwest	151	130		24.6	22.6		38%	34%
West	143	177		47.2	50.5		19%	23%

	1,327	1,338		$265.3	$261.8		26%	28%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders increased 17%, to $823.2 million (3,794 homes) for the three months ended December 31, 2011, from $705.6 million (3,363 homes) for the same period of 2010. The number of net sales orders increased 13% during the current quarter compared to the prior year quarter reflecting an increase in sales demand. While we are encouraged by the improvement in our sales as compared to the prior year and the continued stabilization of market conditions, overall demand for new homes remains at a low level.

In comparing the three-month period ended December 31, 2011 to the same period of 2010, the volume of net sales orders increased in five of our six regions. The largest percentage increases occurred in our East and Southeast regions as a result of improved market conditions and operating more communities in the current quarter compared to a year ago. The slight volume decline in our Southwest region reflects the continued weak market conditions in our Arizona markets, combined with a reduction in the number of active communities in the current quarter. With the exception of the West region, changes in the value of net sales orders were primarily due to the change in the number of homes sold in each respective region and, to a lesser extent, to small increases in the average selling price of those homes, reflective of more stable market conditions. Our future sales volumes will depend on the strength of the overall economy, employment levels and our ability to successfully implement our operating strategies in each of our markets.

The average price of our net sales orders in the three months ended December 31, 2011 was $217,000, an increase of 3% from the $209,800 average in 2010. The largest percentage increase was in our West region and was primarily due to adjusting our product mix, with higher priced communities representing more of our sales. We continue to adjust our product mix, geographic mix and pricing within our homebuilding markets to respond to market conditions.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) during the three months ended December 31, 2011 was 26%, compared to 28% during the same period of 2010. This cancellation rate continues to be above historical levels and is mainly reflective of tight mortgage lending standards.

	Sales Order Backlog
	As of December 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
East	620	433	43%	$144.1	$90.7	59%	$232,400	$209,500	11%
Midwest	288	218	32%	81.9	63.5	29%	284,400	291,300	(2)%
Southeast	1,193	834	43%	232.4	167.4	39%	194,800	200,700	(3)%
South Central	1,517	1,550	(2)%	276.0	273.1	1%	181,900	176,200	3%
Southwest	396	348	14%	69.5	61.1	14%	175,500	175,600	—%
West	516	471	10%	171.1	139.6	23%	331,600	296,400	12%

	4,530	3,854	18%	$975.0	$795.4	23%	$215,200	$206,400	4%

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

Our homes in backlog increased 18% at December 31, 2011 from the prior year, with significant increases in our East and Southeast regions. The number of homes in backlog in these regions benefited from improved sales in recent quarters as compared with the same periods of the prior year. Additionally, we had a lower level of backlog at the end of the first quarter of fiscal 2011 due to slower sales demand in the months subsequent to the expiration of the federal homebuyer tax credit in fiscal 2010.

	Homes Closed and Home Sales Revenue
	Three Months Ended December 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
East	495	439	13%	$118.8	$100.7	18%	$240,000	$229,400	5%
Midwest	213	215	(1)%	57.7	57.8	—%	270,900	268,800	1%
Southeast	1,013	747	36%	195.6	143.9	36%	193,100	192,600	—%
South Central	1,492	1,303	15%	266.7	228.8	17%	178,800	175,600	2%
Southwest	279	312	(11)%	54.0	58.2	(7)%	193,500	186,500	4%
West	626	621	1%	191.5	171.7	12%	305,900	276,500	11%

	4,118	3,637	13%	$884.3	$761.1	16%	$214,700	$209,300	3%

Home Sales Revenue

Revenues from home sales increased 16%, to $884.3 million (4,118 homes closed) for the three months ended December 31, 2011, from $761.1 million (3,637 homes closed) for the comparable period of 2010. The average selling price of homes closed during the three months ended December 31, 2011 was $214,700, up 3% from the $209,300 average for the same period of 2010 which reflects a change in product mix rather than broad price appreciation. During the three months ended December 31, 2011, home sales revenues increased in most of our market regions, primarily resulting from increases in the number of homes closed.

The number of homes closed in the three months ended December 31, 2011 increased 13% due to increases in four of our six market regions. The most significant percentage increase occurred in our Southeast region with the Alabama and Florida markets contributing the most to the increase. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and amount of revenue we will generate.

Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Three Months Ended December 31,
	2011	2010
Gross profit – Home sales	16.8%	15.6%
Gross profit – Land/lot sales	100.0%	—%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(0.2)%	(1.1)%
Gross profit – Total homebuilding	16.8%	14.4%
Selling, general and administrative expense	13.4%	15.5%
Interest expense	0.8%	2.1%
Loss on early retirement of debt, net	—%	0.2%
Other (income)	(0.2)%	(0.3)%
Income (loss) before income taxes	2.8%	(3.1)%

Home Sales Gross Profit

Gross profit from home sales increased by 25%, to $148.7 million in the three months ended December 31, 2011, from $118.6 million in the comparable period of 2010, and, as a percentage of home sales revenues, increased 120 basis points, to 16.8%. Approximately 100 basis points of the increase in the home sales gross profit percentage was a result of the average cost of our homes declining by more than our average selling prices, reflecting improved market conditions from the prior year. Approximately 40 basis points of the increase was due to favorable outcomes in the negotiations with municipalities to reduce the cost of our remaining development obligations related to completed projects and collection of old development receivables in excess of previous estimates. Approximately 60 basis points of the increase was due to a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues, resulting from reductions in our interest and property taxes incurred and capitalized over the past year and more closings occurring on acquired finished lots, rather than internally developed lots. These increases were partially offset by a decrease of 80 basis points due to the change in estimated costs of warranty and construction defect claims as a percentage of home sales revenue.

Land Sales Revenue

Land sales revenues decreased to $1.3 million in the three months ended December 31, 2011, from $5.9 million in the comparable period of 2010. Fluctuations in revenues from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we also sell residential lots or land parcels to manage our land and lot supply. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales fluctuate from period to period. As of December 31, 2011, we had $28.7 million of land held for sale that we expect to sell in the next twelve months.

Inventory Impairments and Land Option Cost Write-offs

At December 31, 2011, when we performed our quarterly inventory impairment analysis by reviewing the performance and outlook for all of our communities, the assumptions utilized reflected our expectation of continued challenging conditions and uncertainties in the homebuilding industry and in our markets. As we continue to evaluate the strength of the economy (measured largely in terms of job growth), the level of underlying demand for new homes and our operating performance, the level of impairments in future quarters will fluctuate and may increase. We evaluated communities with a combined carrying value of $365.2 million for impairment. The analysis of the majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that we do not intend to develop or operate in current market conditions, some increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, we estimated the remaining lives of these communities to range from six months to in excess of ten years. When a discounted cash flow analysis was prepared for a community, we utilized a range of discount rates of 12% to 14%. Through this evaluation process, we determined that communities with a carrying value of $2.6 million as of December 31, 2011, were impaired. As a result, during the three months ended December 31, 2011, we recorded impairment charges of $0.5 million to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $6.4 million of impairment charges in the same period of 2010.

Of the remaining $362.6 million carrying value of communities which were determined not to be impaired at December 31, 2011, the largest concentrations were in California (22%), Illinois (16%), Florida (11%), Arizona (10%) and Texas (8%). It is possible that our estimate of undiscounted cash flows from these communities may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to develop the lots and construct the homes. If conditions in the broader economy, homebuilding industry or specific markets in which we operate worsen, and as we re-evaluate specific community pricing and incentives, construction and development plans, and our overall land sale strategies, we may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges.

Based on our quarterly reviews of land and lot option contracts, we have written off earnest money deposits and pre-acquisition costs related to contracts for land or lots which are not expected to be acquired. During the three-month periods ended December 31, 2011 and 2010, we wrote off $0.9 million and $2.0 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts. At December 31, 2011, outstanding earnest money deposits associated with our portfolio of land and lot option purchase contracts totaled $15.8 million and pre-acquisition costs related to these contracts totaled $10.1 million.

The inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 20 basis points in the three months ended December 31, 2011, compared to 110 basis points in the same period of 2010.

	Communities (1)	Communities (1)	Communities (1)	Communities (1)	Communities (1)	Communities (1)
	Inventory Impairments and Land Option Cost Write-offs
	Three Months Ended December 31,
	2011			2010
	Inventory Impairments	Land Option Cost Write-offs	Total	Inventory Impairments	Land Option Cost Write-offs	Total
	(In millions)
East	$0.1	$0.3	$0.4	$—	$—	$—
Midwest	—	0.2	0.2	—	0.3	0.3
Southeast	0.4	0.1	0.5	0.5	0.1	0.6
South Central	—	—	—	—	0.1	0.1
Southwest	—	—	—	2.2	—	2.2
West	—	0.3	0.3	3.7	1.5	5.2

	$0.5	$0.9	$1.4	$6.4	$2.0	$8.4

	Carrying Values of Communities Evaluated for Impairment
	at December 31, 2011
		Communities Evaluated for Impairment		Analysis of Communities with Impairment Charges Recorded at December 31, 2011
	Total Number of Communities (1)	Number of Communities (1)	Carrying Value	Number of Communities (1)	Inventory Carrying Value Prior to Impairment	Fair Value
	(Values in millions)
East	216	13	$62.2	1	$0.7	$0.6
Midwest	66	8	76.3	—	—	—
Southeast	361	20	48.6	3	1.9	1.5
South Central	319	8	28.3	—	—	—
Southwest	70	7	38.3	—	—	—
West	185	16	111.5	—	—	—

	1,217	72	$365.2	4	$2.6	$2.1

	Carrying Values of Communities Evaluated for Impairment
	at September 30, 2011
		Communities Evaluated for Impairment		Analysis of Communities with Impairment Charges Recorded at September 30, 2011
	Total Number of Communities (1)	Number of Communities (1)	Carrying Value	Number of Communities (1)	Inventory Carrying Value Prior to Impairment	Fair Value
	(Values in millions)
East	214	13	$65.1	3	$6.7	$5.3
Midwest	62	7	70.6	—	—	—
Southeast	344	18	59.7	4	17.1	11.1
South Central	309	9	30.6	—	—	—
Southwest	71	13	48.3	4	8.5	6.3
West	181	19	117.2	2	4.8	4.2

	1,181	79	$391.5	13	$37.1	$26.9

(1)	A community may consist of land held for development, residential land and lots developed and under development, and construction in progress and finished homes. A particular community often includes inventory in more than one category. Further, a community may contain multiple parcels with varying product types (e.g. entry level and move-up single family detached, as well as attached product types). Some communities have no homes under construction, finished homes, or current home sales efforts or activity.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities was essentially flat at $119.0 million in the three months ended December 31, 2011, from $118.9 million in the comparable period of 2010, while we closed 13% more homes during the current period. As a percentage of homebuilding revenues, SG&A expense decreased 210 basis points, to 13.4% in the three-month period ended December 31, 2011, from 15.5% in the comparable period of 2010. The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 64% and 59% of SG&A costs in the three-month periods ended December 31, 2011 and 2010, respectively. These costs increased by 8%, to $75.9 million in the three months ended December 31, 2011, primarily due to an increase in the level of incentive compensation, the effects of which were partially offset by the decline in the number of employees. Our homebuilding operations employed approximately 2,400 and 2,530 employees at December 31, 2011 and 2010, respectively. A reduction in advertising costs also contributed to the decline in SG&A expenses as a percentage of homebuilding revenues.

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

Interest Incurred

Homebuilding interest costs are incurred on our homebuilding debt outstanding during the period. Comparing the three months ended December 31, 2011 with the same period of 2010, interest incurred related to homebuilding debt decreased 21% to $27.9 million, primarily due to a 24% decrease in our average homebuilding debt.

We capitalize homebuilding interest to inventory during active development and construction. Our inventory under active development and construction is currently lower than our debt level; therefore, a portion of our interest incurred is expensed. We expensed $6.9 million of homebuilding interest during the three-month period ended December 31, 2011, compared to $16.2 million of interest expense in the same period of 2010. The reduction in interest expensed in the current quarter is primarily a result of a decline in interest incurred during the quarter. Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, declined to 2.8% of total home and land/lot cost of sales in the three months ended December 31, 2011 from 3.2% in the same period of 2010 as a result of more home closings on acquired finished lots and decreases in construction times.

Gain/Loss on Early Retirement of Debt

We retired $10.8 million principal amount of our senior notes prior to their maturity during the three months ended December 31, 2011, compared to $62.5 million in the same period of 2010. As a result of the early retirement of these notes, we recognized a net gain of $0.1 million in the current quarter and a net loss of $1.5 million in the prior year quarter, which represents the difference between the principal amount of the notes and the aggregate purchase price, after the write-off of any unamortized discounts and fees.

Other Income

Other income, net of other expenses, associated with homebuilding activities was $2.2 million in the three months ended December 31, 2011, compared to $2.3 million in the same period of 2010. The largest component of other income in both periods was interest income.

Homebuilding Results by Reporting Region

	Three Months Ended December 31,
	2011			2010
	Homebuilding Revenues	Homebuilding Income (Loss) Before Income Taxes (1)	% of Region Revenues	Homebuilding Revenues	Homebuilding Income (Loss) Before Income Taxes (1)	% of Region Revenues
	(In millions)
East	$118.8	$2.5	2.1%	$100.7	$(4.4)	(4.4)%
Midwest	57.7	(7.1)	(12.3)%	57.8	(4.7)	(8.1)%
Southeast	196.9	6.7	3.4%	148.8	(1.9)	(1.3)%
South Central	266.7	15.4	5.8%	229.8	4.7	2.0%
Southwest	54.0	2.1	3.9%	58.2	(3.1)	(5.3)%
West	191.5	5.4	2.8%	171.7	(14.7)	(8.6)%

	$885.6	$25.0	2.8%	$767.0	$(24.1)	(3.1)%

(1)	Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating our corporate office. The amortization of capitalized interest and property taxes is allocated to each segment based on the segment’s revenue, while interest expense and those expenses associated with the corporate office are allocated to each segment based on the segment’s inventory balances.

East Region — Homebuilding revenues increased 18% in the three months ended December 31, 2011, from the comparable period of 2010, primarily due to an increase in the number of homes closed in the majority of the region’s markets. The largest increases in closings volume occurred in our South Carolina, Virginia and Maryland markets. The region reported income before income taxes of $2.5 million in the three months ended December 31, 2011, compared to a loss of $4.4 million for the same period of 2010, primarily as a result of increases in revenue and gross profit. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased 290 basis points in the current quarter from the prior year period. Although total SG&A expenses in the current quarter were consistent with the prior year period, they decreased as a percentage of homebuilding revenues by 240 basis points in the current quarter from the prior year period due to increased revenues.

Midwest Region — Homebuilding revenues were essentially unchanged in the three months ended December 31, 2011 compared to 2010. The region reported a loss before income taxes of $7.1 million in the three months ended December 31, 2011, compared to a loss of $4.7 million for the same period of 2010, primarily due to a decrease in gross profit. Home sales gross profit percentage decreased 600 basis points in the current quarter from the prior year period due to a construction defect settlement in our Denver market. Excluding the settlement, home sales gross margin percentage increased 90 basis points. Total SG&A expenses in the current quarter increased slightly when compared to the prior year period, and also increased as a percentage of homebuilding revenues by 30 basis points in the current quarter from the prior year period.

Southeast Region — Homebuilding revenues increased 32% in the three months ended December 31, 2011, from the comparable period of 2010, due to an increase in the number of homes closed in the majority of the region’s markets. The largest increases in closings volume occurred in our Florida markets. The region reported income before income taxes of $6.7 million in the three months ended December 31, 2011, compared to a loss of $1.9 million for the same period of 2010, primarily as a result of the increase in revenue. Home sales gross profit percentage decreased 120 basis points in the current quarter from the prior year period due to increased warranty costs in our Orlando and Pensacola markets. Although total SG&A expenses in the current quarter increased slightly when compared to the prior year period, they decreased as a percentage of homebuilding revenues by 300 basis points in the current quarter from the prior year period due to increased revenues.

South Central Region — Homebuilding revenues increased 16% in the three months ended December 31, 2011, from the comparable period of 2010, primarily due to an increase in the number of homes closed in the majority of the region’s markets. The largest increases in closings volume occurred in our central and north Texas markets. The region reported income before income taxes of $15.4 million in the three months ended December 31, 2011, compared to $4.7 million for the same period of 2010, primarily as a result of increases in revenue and gross profit. Home sales gross profit percentage increased 150 basis points in the current quarter from the prior year period. Although total SG&A expenses in the current quarter increased slightly from the prior year period, they decreased as a percentage of homebuilding revenues by 100 basis points in the current quarter from the prior year period due to increased revenues.

Southwest Region — Homebuilding revenues decreased 7% in the three months ended December 31, 2011, from the comparable period of 2010, due to a decrease in the number of homes closed in the majority of the region’s markets, which was partially offset by an increase in the average selling price of those homes. These decreases are reflective of continued weakness in our Arizona markets. The region reported income before income taxes of $2.1 million in the three months ended December 31, 2011, compared to a loss of $3.1 million for the same period of 2010, primarily as a result of an increase in gross profit and a decrease in SG&A expenses. Gross profit in the prior year quarter was reduced by inventory impairment charges of $2.2 million and increased expenses from construction defect claims. There were no inventory impairment charges in the current year quarter.

West Region — Homebuilding revenues increased 12% in the three months ended December 31, 2011, from the comparable period of 2010, primarily due to an increase in the average selling price of homes closed. The largest increases in average selling prices occurred in our Northern California and Las Vegas markets resulting from changes in the product mix. The region reported income before income taxes of $5.4 million in the three months ended December 31, 2011, compared to a loss of $14.7 million for the same period of 2010, primarily as a result of increases in revenue and gross profit. The improvement in gross profit was due to an increase in home sales gross profit percentage and was also the result of fewer inventory impairment charges and earnest money and pre-acquisition cost write-offs, which were $0.3 million in the current year quarter, compared to $5.2 million in the prior year period. Home sales gross profit percentage increased 360 basis points in the current quarter from the prior year period. Approximately 180 basis points of this improvement was due to favorable outcomes in negotiations with municipalities to reduce the cost of our remaining development obligations related to completed projects and collection of old development receivables in excess of previous estimates. Total SG&A expenses in the current quarter decreased from the prior year period and decreased as a percentage of homebuilding revenues by 320 basis points in the current quarter from the prior year period.

LAND AND LOT POSITION AND HOMES IN INVENTORY

The following is a summary of our land and lot position and homes in inventory at December 31, 2011 and September 30, 2011:

	As of December 31, 2011				As of September 30, 2011
	Land/Lots Owned	Lots Controlled Under Lot Option and Similar Contracts (1)	Total Land/Lots Owned and Controlled	Homes in Inventory	Land/Lots Owned	Lots Controlled Under Lot Option and Similar Contracts (1)	Total Land/Lots Owned and Controlled	Homes in Inventory
East	9,800	4,600	14,400	1,300	9,900	4,700	14,600	1,300
Midwest	5,100	400	5,500	600	5,300	500	5,800	600
Southeast	22,400	10,700	33,100	2,700	22,500	9,200	31,700	2,600
South Central	22,200	10,600	32,800	3,200	21,700	9,700	31,400	3,500
Southwest	5,200	1,000	6,200	800	5,300	1,100	6,400	900
West	21,300	2,000	23,300	1,600	21,100	1,700	22,800	1,600

	86,000	29,300	115,300	10,200	85,800	26,900	112,700	10,500

	75%	25%	100%		76%	24%	100%

(1)	Excludes approximately 6,400 and 8,000 lots at December 31, 2011 and September 30, 2011, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contract has yet to be terminated. We have reserved the deposits related to these contracts.

At December 31, 2011, we owned or controlled approximately 115,300 lots, compared to approximately 112,700 lots at September 30, 2011. Of the 115,300 total lots, we controlled approximately 29,300 lots (25%), with a total remaining purchase price of approximately $995.7 million, through land and lot option purchase contracts with a total of $15.8 million in earnest money deposits. At December 31, 2011, approximately 22,300 of our owned lots were finished.

We had a total of approximately 10,200 homes in inventory, including approximately 1,100 model homes at December 31, 2011, compared to approximately 10,500 homes in inventory, including approximately 1,100 model homes at September 30, 2011. Of our total homes in inventory, approximately 5,700 and 5,600 were unsold at December 31, 2011 and September 30, 2011, respectively. At December 31, 2011, approximately 2,700 of our unsold homes were completed, of which approximately 700 homes had been completed for more than six months. At September 30, 2011, approximately 2,800 of our unsold homes were completed, of which approximately 600 homes had been completed for more than six months.

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

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three-month periods ended December 31, 2011 and 2010:

	Three Months Ended December 31,
	2011	2010	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	2,458	2,258	9%
Number of homes closed by D.R. Horton	4,118	3,637	13%
DHI Mortgage capture rate	60%	62%

Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	2,469	2,281	8%
Total number of loans originated or brokered by DHI Mortgage	2,969	2,766	7%
Captive business percentage	83%	82%
Loans sold by DHI Mortgage to third parties	3,025	3,004	1%

	Three Months Ended December 31,
	2011	2010	% Change
	(In millions)
Loan origination fees	$4.4	$4.1	7%
Sale of servicing rights and gains from sale of mortgages	11.8	12.7	(7)%
Recourse expense	(1.7)	(1.8)	(6)%

Sale of servicing rights and gains from sale of mortgages, net	10.1	10.9	(7)%
Other revenues	1.7	2.3	(26)%
Reinsurance expense	(0.5)	(0.6)	(17)%

Other revenues, net	1.2	1.7	(29)%

Total mortgage operations revenues	15.7	16.7	(6)%
Title policy premiums, net	5.3	4.5	18%

Total revenues	21.0	21.2	(1)%
General and administrative expense	18.9	19.0	(1)%
Interest expense	0.9	0.3	200%
Interest and other (income)	(3.0)	(2.3)	30%

Income before income taxes	$4.2	$4.2	—%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues (1)
	Three Months Ended December 31,
	2011	2010
Recourse and reinsurance expense	9.5%	10.2%
General and administrative expense	81.5%	80.5%
Interest expense	3.9%	1.3%
Interest and other (income)	(12.9)%	(9.7)%
Income before income taxes	18.1%	17.8%

(1)	Excludes the effects of recourse and reinsurance charges on financial services revenues

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three-month period ended December 31, 2011, total first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 9%, reflecting the 13% increase in the number of homes closed by our homebuilding operations. The percentage increase in loans originated was lower than the percentage increase in the number of homes closed due to a decrease in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) to 60% in the current quarter, from 62% in the comparable prior year quarter.

Home closings from our homebuilding operations constituted 83% of DHI Mortgage loan originations in the three-month period ended December 31, 2011, compared to 82% in the comparable period of 2010, reflecting DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations.

The number of loans sold to third-party purchasers increased by 1% in the three months ended December 31, 2011, from the comparable period of 2010. Virtually all of the mortgage loans originated during the three months ended December 31, 2011 and mortgage loans held for sale on December 31, 2011 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae). Approximately 76% of the mortgage loans sold by DHI Mortgage during the three months ended December 31, 2011 were sold to one major financial institution pursuant to a loan purchase agreement. We have been negotiating with other institutions to establish additional loan purchase agreements to increase our options for additional competitive pricing. If we are unable to sell mortgage loans to additional purchasers on attractive terms, our ability to originate and sell mortgage loans at competitive prices could be limited, which would negatively affect profitability.

Financial Services Revenues and Expenses

Revenues from the financial services segment decreased 1% overall, to $21.0 million in the three months ended December 31, 2011 from $21.2 million in the comparable period of 2010. Although the volume of loans sold increased slightly, revenues from the sale of servicing rights and gains from sale of mortgages decreased 7% due to a decline in loan servicing values and less competitive pricing in the current quarter as compared to the prior year. Loan origination fees increased 7%, consistent with the 7% increase in the number of loans originated during the same period.

Charges related to recourse obligations were $1.7 million and $1.8 million in the three months ended December 31, 2011 and 2010, respectively. The calculation of our required repurchase loss reserve is based upon an analysis of repurchase requests received, our actual repurchases and losses through the disposition of such loans or requests, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional recourse expense may be incurred. Additionally, a subsidiary of ours reinsured a portion of the private mortgage insurance written on loans originated by DHI Mortgage in prior years. Charges to increase reserves for expected losses on the reinsured loans were $0.5 million and $0.6 million during the three months ended December 31, 2011 and 2010, respectively.

Financial services general and administrative (G&A) expense was $18.9 million in the three months ended December 31, 2011, decreasing slightly from $19.0 million in the comparable period of 2010. As a percentage of financial services revenues (excluding the effects of recourse and reinsurance expense), G&A expense was 81.5% in the three-month period ended December 31, 2011, increasing slightly from 80.5% in the comparable period of 2010. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur as some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

RESULTS OF OPERATIONS - CONSOLIDATED

Income (Loss) before Income Taxes

Income before income taxes for the three months ended December 31, 2011 was $29.2 million, compared to a loss before income taxes of $19.9 million for the same period of 2010. The difference in our operating results for the current quarter compared to a year ago is primarily due to a higher volume of homes closed which resulted in higher revenues, a higher gross profit margin, lower SG&A expenses as a percentage of revenues and lower interest expense.

Income Taxes

Our income tax expense attributable to continuing operations for the three months ended December 31, 2011 was $1.5 million, compared to $0.5 million in the same period of 2010. We do not have meaningful effective tax rates in these periods because our net deferred tax assets are offset fully by a valuation allowance.

At December 31, 2011 and September 30, 2011, we had net deferred tax assets of $837.1 million and $848.5 million, respectively, offset by valuation allowances of $837.1 million and $848.5 million, respectively. The realization of our deferred tax assets ultimately depends upon the existence of sufficient taxable income in future periods. We continue to analyze the positive and negative evidence in determining the need for a valuation allowance with respect to our deferred tax assets. A significant part of the negative evidence we consider comes from our continued three-year cumulative pre-tax loss position, which was $355 million and $445 million at December 31, 2011 and September 30, 2011, respectively. Currently, this loss is largely the result of pre-tax losses incurred in fiscal 2009. The valuation allowance could be reduced in future periods if we are no longer in a three-year cumulative pre-tax loss position and if there is sufficient evidence to support a conclusion that it is not needed for some portion or all of our deferred tax assets. To realize a significant portion of our deferred tax assets for state net operating loss (NOL) carryforwards, we will need to generate a substantially higher level of taxable income prior to the expirations of various state carryforward periods. Therefore, realization of a significant portion of our deferred tax assets for state NOL carryforwards is more unlikely than realization of the remaining deferred tax assets. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position.

CAPITAL RESOURCES AND LIQUIDITY

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. During the past few years, we generated cash flows through reductions in assets, income tax refunds and profitable operations. These cash flows allowed us to increase our liquidity and strengthen our balance sheet, providing us with the operational flexibility to invest in market opportunities and adjust to changing homebuilding market conditions. We intend to maintain adequate liquidity and balance sheet strength, and we will continue to evaluate opportunities to access the capital markets as they become available.

At December 31, 2011, our ratio of net homebuilding debt to total capital was 17.5%, compared to 17.0% at December 31, 2010 and 18.0% at September 30, 2011. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash and marketable securities divided by total capital net of cash and marketable securities (homebuilding notes payable net of cash and marketable securities plus total equity). While the challenging conditions persist in the homebuilding industry, we intend to maintain a ratio of net homebuilding debt to total capital below our historic target operating range of 45%. However, future period-end net homebuilding debt to total capital ratios may be higher than the 17.5% ratio achieved at December 31, 2011.

We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its obligation under its repurchase agreement is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include our homebuilding cash and marketable securities as a reduction of our homebuilding debt and total capital. For comparison to our ratios of net homebuilding debt to capital above, at December 31, 2011 and 2010, and at September 30, 2011, our ratios of homebuilding debt to total capital, without netting cash and marketable securities balances, were 37.4%, 43.9% and 37.7%, respectively.

We believe that we will be able to fund our near-term working capital needs and debt obligations from existing cash resources and our mortgage repurchase facility. For our longer-term capital requirements, we will evaluate the need to issue new debt or equity securities through the public capital markets or obtain additional bank financing as market conditions may permit.

Homebuilding Capital Resources

Cash and Cash Equivalents — At December 31, 2011, we had available homebuilding cash and cash equivalents of $721.1 million.

Marketable Securities — At December 31, 2011, we had marketable securities of $298.7 million. Our marketable securities consist of U.S. Treasury securities, government agency securities, corporate debt securities and certificates of deposit.

Secured Letter of Credit Agreements — We have secured letter of credit agreements which require us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At December 31, 2011 and September 30, 2011, the amount of cash restricted for this purpose totaled $43.0 million and $47.5 million, respectively, and is included in homebuilding restricted cash on our consolidated balance sheets.

Public Unsecured Debt — The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At December 31, 2011, we were in compliance with all of the limitations and restrictions that form a part of the public debt obligations.

Shelf Registration Statement — We have an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities which we may issue from time to time in amounts to be determined.

Financial Services Capital Resources

Cash and Cash Equivalents — At December 31, 2011, the amount of financial services cash and cash equivalents was $17.0 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. Through an amendment to the repurchase agreement on November 29, 2011, the total capacity of the facility was increased from $100 million to $180 million. The maturity date of the facility is March 4, 2012.

As of December 31, 2011, $232.9 million of mortgage loans held for sale were pledged under the mortgage repurchase facility. These mortgage loans had a collateral value of $220.1 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $74.1 million, DHI Mortgage had an obligation of $146.0 million outstanding under the mortgage repurchase facility at December 31, 2011 at a 2.8% annual interest rate.

The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At December 31, 2011, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

For the three months ended December 31, 2011, we used $3.3 million of cash in our operating activities, compared to $49.5 million provided by our operating activities in the prior year period. The net cash provided by our operating activities during the past few years has resulted in substantial liquidity. This liquidity gives us the flexibility to determine the appropriate operating strategy for each of our communities and to take advantage of opportunities in the market. We have limited our purchases of undeveloped land and our development spending on land we own to generally smaller projects or phases which yield finished lot quantities in line with expected near-term home production. Additionally, we are purchasing or contracting to purchase finished lots in many markets to potentially increase sales and home closing volumes and return to sustainable profitability. Depending upon future homebuilding market conditions and our expectations for these conditions, we may use a portion of our cash balances to increase our inventories, as we did in the current quarter.

Investing Cash Flow Activities

For the three months ended December 31, 2011, net cash used in our investing activities was $0.8 million, compared to $2.8 million provided by our investing activities in the prior year period. During the current year period, $24.4 million was used to purchase marketable securities, and proceeds from the sale or maturity of securities during the period totaled $21.5 million. In the prior year period, $123.3 million was used to purchase marketable securities, and proceeds from the sale of securities totaled $122.3 million. Additionally, in the three months ended December 31, 2011 and 2010, we used $2.4 million and $3.7 million, respectively, to invest in purchases of property and equipment, primarily model home furniture and office equipment. These purchases are generally not significant relative to our total assets or cash flows. Also affecting our investing cash flows are changes in restricted cash, which decreased $4.5 million and $7.5 million in the three months ended December 31, 2011 and 2010, respectively. Changes in restricted cash are primarily due to fluctuations in the balance of our outstanding letters of credit.

Financing Cash Flow Activities

During the last three years, most of our short-term financing needs have been funded with cash generated from operations and borrowings available under our financial services credit facility. Long-term financing needs of our homebuilding operations have historically been funded with the issuance of senior unsecured debt securities through the public capital markets. During the three months ended December 31, 2011, we repurchased $10.8 million principal amount of our 6.5% senior notes due 2016 for an aggregate purchase price of $10.6 million, plus accrued interest. During the three months ended December 31, 2010, we repurchased a total of $62.5 million principal amount of various issues of senior notes for an aggregate purchase price of $63.8 million, plus accrued interest.

During the three months ended December 31, 2011, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on December 13, 2011 to stockholders of record on December 2, 2011. In January 2012, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on February 21, 2012 to stockholders of record on February 10, 2012. Quarterly cash dividends of $0.0375 per common share were declared in the comparable quarters of fiscal 2011. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions.

Changes in Capital Structure

On August 1, 2011, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2012. At December 31, 2011, $412.1 million of the debt authorization was remaining and all of the common stock authorization was remaining.

In recent years, our primary non-operating use of available capital has been to repay debt, and in fiscal 2011 we also made limited stock repurchases at prices we believed to be attractive. We continue to evaluate our alternatives for future non-operating sources and uses of our available capital, including debt repayments, dividend payments or common stock repurchases, while considering the overall level of our cash balances within the constraints of our balance sheet leverage targets and our liquidity targets.

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

At December 31, 2011, our homebuilding operations had outstanding letters of credit of $42.5 million, all of which were cash collateralized, and surety bonds of $664.4 million, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Within the land and lot option purchase contracts at December 31, 2011, there were a limited number of contracts, representing $6.9 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Further discussion of our land option contracts is provided in the “Land and Lot Position and Homes in Inventory” section included herein.

CRITICAL ACCOUNTING POLICIES

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2011, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, land and lot option purchase contracts, goodwill, warranty and insurance claim costs and self-insurance, income taxes and stock-based compensation. Since September 30, 2011, there have been no significant changes to those critical accounting policies.

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

Although the weakness in homebuilding market conditions mitigated our historical seasonal variations in recent years, our home closings and income before income taxes were higher in the second half of fiscal 2011 than in the first half of the year and we expect that pattern to continue in fiscal 2012.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in our annual report on Form 10-K for the fiscal year ended September 30, 2011, including the section entitled “Risk Factors,” which is filed with the Securities and Exchange Commission.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in current earnings. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in current earnings, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans and the fair value change, which for the three months ended December 31, 2011 and 2010 was not significant, is recognized in current earnings. At December 31, 2011, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled $192.6 million. Uncommitted IRLCs totaled approximately $161.9 million and uncommitted mortgage loans held for sale totaled approximately $48.6 million at December 31, 2011.

The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2011. The interest rate for our variable rate debt represents the interest rate on our mortgage repurchase facility. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Nine Months Ending September 30, 2012								Fair value at December 31, 2011

		Fiscal Year Ending September 30,
		2013	2014	2015	2016	2017	Thereafter	Total
	(dollars in millions)
Debt:
Fixed rate	$3.6	$171.7	$783.8	$157.7	$542.9	$—	$—	$1,659.7	$1,768.0
Average interest rate	8.4%	7.0%	8.3%	5.4%	6.4%	—	—	7.2%
Variable rate	$146.0	$—	$—	$—	$—	$—	$—	$146.0	$146.0
Average interest rate	2.8%	—	—	—	—	—	—	2.8%

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

(a)	Exhibits.

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992. (1)

3.2	Amended and Restated Bylaws of the Company. (2)

10.1	Executive Compensation Summary – Chairman and Chief Executive Officer. (3)

10.2	Executive Compensation Summary – Other Executive Officers. (4)

10.3	Director Compensation Summary. (5)

10.4	Form of Restricted Stock Unit Agreement. (6)

10.5	Seventh Amendment to Master Repurchase Agreement, dated November 29, 2011 by and between DHI Mortgage Company, Ltd. and U.S. Bank National Association, as Buyer, Administrative Agent and Syndication Agent. (7)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges. (*)

31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer. (*)

32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer. (*)

101	The following financial statements from D.R. Horton, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed on January 27, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements. (**)

*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 30, 2009, filed with the SEC on August 5, 2009.

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 9, 2011, filed with the SEC on November 16, 2011.

(4)	Incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 9, 2011, filed with the SEC on November 16, 2011.

(5)	Incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 9, 2011, filed with the SEC on November 16, 2011.

(6)	Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 9, 2011, filed with the SEC on November 16, 2011.

(7)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 29, 2011, filed with the SEC on December 1, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.

Date: January 27, 2012	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and
Chief Financial Officer (Principal Financial and
Principal Accounting Officer)