Form 10-Q
period 2012-03-31
HORTON D R INC /DE/
filed 2012-04-23
CIK 882184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value – 318,370,893 shares as of April 18, 2012

D.R. HORTON, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	March 31, 2012	September 30, 2011
	(In millions)
	(Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$662.2	$715.5
Marketable securities, available-for-sale	299.1	297.6
Restricted cash	40.7	49.1
Inventories:
Construction in progress and finished homes	1,441.1	1,369.2
Residential land and lots — developed and under development	1,495.1	1,370.7
Land held for development	700.5	709.8

	3,636.7	3,449.7
Income taxes receivable	12.9	12.4
Deferred income taxes, net of valuation allowance of $816.4 million and $848.5 million at March 31, 2012 and September 30, 2011, respectively	—	—
Property and equipment, net	53.4	57.6
Other assets	400.4	398.4
Goodwill	15.9	15.9

	5,121.3	4,996.2

Financial Services:
Cash and cash equivalents	17.6	17.1
Mortgage loans held for sale	297.3	294.1
Other assets	48.7	51.0

	363.6	362.2

Total assets	$5,484.9	$5,358.4

LIABILITIES
Homebuilding:
Accounts payable	$166.1	$154.0
Accrued expenses and other liabilities	821.1	829.8
Notes payable	1,592.9	1,588.1

	2,580.1	2,571.9

Financial Services:
Accounts payable and other liabilities	38.0	46.5
Mortgage repurchase facility	163.8	116.5

	201.8	163.0

Total liabilities	2,781.9	2,734.9

Commitments and contingencies (Note L)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 325,570,964 shares issued and 318,370,893 shares outstanding at March 31, 2012 and 323,243,170 shares issued and 316,043,099 shares outstanding at September 30, 2011	3.3	3.2
Additional paid-in capital	1,951.8	1,917.0
Retained earnings	879.1	834.6
Treasury stock, 7,200,071 shares at March 31, 2012 and September 30, 2011, at cost	(134.3)	(134.3)
Accumulated other comprehensive income	0.1	0.1

Total stockholders’ equity	2,700.0	2,620.6
Noncontrolling interests	3.0	2.9

Total equity	2,703.0	2,623.5

Total liabilities and equity	$5,484.9	$5,358.4

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In millions, except per share data)
	(Unaudited)
Homebuilding:
Revenues:
Home sales	$930.6	$733.0	$1,814.9	$1,494.1
Land/lot sales	5.0	0.1	6.3	6.0

	935.6	733.1	1,821.2	1,500.1

Cost of sales:
Home sales	767.2	613.9	1,502.7	1,256.4
Land/lot sales	3.2	0.1	3.2	6.0
Inventory impairments and land option cost write-offs	0.8	14.3	2.2	22.7

	771.2	628.3	1,508.1	1,285.1

Gross profit:
Home sales	163.4	119.1	312.2	237.7
Land/lot sales	1.8	—	3.1	—
Inventory impairments and land option cost write-offs	(0.8)	(14.3)	(2.2)	(22.7)

	164.4	104.8	313.1	215.0
Selling, general and administrative expense	127.5	123.2	246.5	242.0
Interest expense	5.5	14.7	12.5	31.0
Loss (gain) on early retirement of debt, net	—	2.7	(0.1)	4.2
Other (income)	(3.2)	(3.4)	(5.5)	(5.6)

	34.6	(32.4)	59.7	(56.6)

Financial Services:
Revenues, net of recourse and reinsurance expense	25.6	18.0	46.6	39.2
General and administrative expense	19.6	18.2	38.5	37.1
Interest expense	0.8	0.1	1.7	0.4
Interest and other (income)	(2.5)	(1.9)	(5.4)	(4.2)

	7.7	1.6	11.8	5.9

Income (loss) before income taxes	42.3	(30.8)	71.5	(50.7)
Income tax expense (benefit)	1.7	(58.6)	3.2	(58.1)

Net income	$40.6	$27.8	$68.3	$7.4

Other comprehensive income (loss), net of income tax:
Unrealized loss related to available-for-sale securities	(0.1)	—	—	(0.3)

Comprehensive income	$40.5	$27.8	$68.3	$7.1

Basic net income per common share	$0.13	$0.09	$0.22	$0.02

Net income per common share assuming dilution	$0.13	$0.09	$0.21	$0.02

Cash dividends declared per common share	$0.0375	$0.0375	$0.075	$0.075

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	$1,081.1	$1,081.1
	Six Months Ended March 31,
	2012	2011
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES
Net income	$68.3	$7.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	9.8	9.9
Amortization of discounts and fees	19.7	18.1
Stock based compensation expense	10.1	6.6
(Gain) loss on early retirement of debt, net	(0.1)	4.2
Gain on sale of marketable securities	(0.2)	(0.1)
Inventory impairments and land option cost write-offs	2.2	22.7
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(72.2)	(48.3)
Increase in residential land and lots – developed, under development, and held for development	(112.8)	(4.6)
(Increase) decrease in other assets	(1.7)	47.0
(Increase) decrease in income taxes receivable	(0.5)	2.0
(Increase) decrease in mortgage loans held for sale	(3.2)	47.3
Decrease in accounts payable, accrued expenses and other liabilities	(2.0)	(133.3)

Net cash used in operating activities	(82.6)	(21.1)

INVESTING ACTIVITIES
Purchases of property and equipment	(5.5)	(8.2)
Purchases of marketable securities	(162.8)	(185.9)
Proceeds from the sale or maturity of marketable securities	157.5	187.7
Decrease in restricted cash	8.4	8.7

Net cash (used in) provided by investing activities	(2.4)	2.3

FINANCING ACTIVITIES
Proceeds from notes payable	47.3	—
Repayment of notes payable	(12.9)	(186.6)
Proceeds from stock associated with certain employee benefit plans	21.6	1.2
Cash dividends paid	(23.8)	(24.0)

Net cash provided by (used in) financing activities	32.2	(209.4)

DECREASE IN CASH AND CASH EQUIVALENTS	(52.8)	(228.2)
Cash and cash equivalents at beginning of period	732.6	1,309.3

Cash and cash equivalents at end of period	$679.8	$1,081.1

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2012

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

Business

The Company is a national homebuilder that is engaged in the construction and sale of single-family housing in 25 states and 73 markets in the United States as of March 31, 2012. The Company designs, builds and sells single-family detached homes on lots it develops and on finished lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. Periodically, the Company sells land and lots to other developers and homebuilders where it has excess land and lot positions. The Company also provides mortgage financing and title agency services, primarily to its homebuilding customers. The Company generally does not retain or service originated mortgages; rather, it seeks to sell the mortgages and related servicing rights to third-party purchasers.

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and six-month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012 or subsequent periods.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

March 31, 2012

NOTE B – MARKETABLE SECURITIES

The Company invests a portion of its cash on hand by purchasing marketable securities with maturities in excess of three months. These securities are held in the custody of a single financial institution. The Company considers its investment portfolio to be available-for-sale. Accordingly, these investments are recorded at fair value. The investment portfolio consisted of the following marketable securities at March 31, 2012 and September 30, 2011:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Type of security:
U.S. Treasury securities	$41.0	$—	$—	$41.0
Obligations of U.S. government agencies	83.2	—	—	83.2
Corporate debt securities issued under the FDIC Temporary Liquidity Guarantee Program	72.5	—	—	72.5
Corporate debt securities	97.3	0.1	—	97.4

Total debt securities	294.0	0.1	—	294.1
Certificates of deposit	5.0	—	—	5.0

Total marketable securities, available-for-sale	$299.0	$0.1	$—	$299.1

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Type of security:
U.S. Treasury securities	$16.3	$—	$—	$16.3
Obligations of U.S. government agencies	73.7	0.1	—	73.8
Corporate debt securities issued under the FDIC Temporary Liquidity Guarantee Program	103.7	0.1	—	103.8
Corporate debt securities	98.8	—	(0.1)	98.7

Total debt securities	292.5	0.2	(0.1)	292.6
Certificates of deposit	5.0	—	—	5.0

Total marketable securities, available-for-sale	$297.5	$0.2	$(0.1)	$297.6

Of the $299.1 million in marketable securities at March 31, 2012, $178.3 million mature in the next twelve months and $120.8 million mature in one to two years. Gains and losses realized upon the sale of marketable securities are determined by specific identification and are included in homebuilding other income. The Company’s realized gains related to these sales were $0.2 million during both the three and six months ended March 31, 2012, compared to $0 and $0.1 million, respectively, in the same periods of 2011.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

March 31, 2012

NOTE C – INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS

At March 31, 2012, when the Company performed its quarterly inventory impairment analysis by reviewing the performance and outlook for all of its communities, the assumptions utilized reflected the Company’s expectation of continued challenging conditions and uncertainties in the homebuilding industry and in its markets. The Company evaluated communities with a combined carrying value of $383.2 million for impairment.

The analysis of the majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that the Company does not intend to develop or operate in current market conditions, some increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, the remaining lives of these communities were estimated to be in a range from six months to in excess of ten years. When a discounted cash flow analysis was prepared for a community, the Company utilized a range of discount rates of 12% to 14%. Through this evaluation process, it was determined that communities with a carrying value of $0.9 million as of March 31, 2012 were impaired. As a result, during the three months ended March 31, 2012, impairment charges of $0.3 million were recorded to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $13.0 million of impairment charges in the same period of 2011. During the six months ended March 31, 2012 and 2011, impairment charges totaled $0.8 million and $19.4 million, respectively.

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

At March 31, 2012 and September 30, 2011, the Company had $26.4 million and $26.3 million, respectively, of land held for sale, consisting of land held for development and land under development that met the criteria of land held for sale.

During the three-month periods ended March 31, 2012 and 2011, the Company wrote off $0.5 million and $1.3 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts which are not expected to be acquired. During the six-month periods ended March 31, 2012 and 2011, the Company wrote off $1.4 million and $3.3 million, respectively, of these deposits and costs.

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

Certain option purchase contracts result in the creation of a variable interest in the entity holding the land parcel under option. The current guidance for determining which entity is the primary beneficiary is based on the ability of an entity to control both (1) the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. There were no variable interest entities reported as land inventory not owned in the consolidated balance sheets at March 31, 2012 and September 30, 2011 because the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

March 31, 2012

The maximum exposure to loss related to the Company’s variable interest entities is generally limited to the amounts of the Company’s option deposits. At March 31, 2012 and September 30, 2011, the amounts of option deposits related to these contracts totaled $17.7 million and $13.2 million, respectively, and are included in homebuilding other assets on the consolidated balance sheets.

NOTE E – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	September 30,	September 30,
	March 31, 2012	September 30, 2011
	(In millions)
Homebuilding:
Unsecured:
6.875% senior notes due 2013	$171.7	$171.7
6.125% senior notes due 2014, net	145.3	145.2
2% convertible senior notes due 2014, net	432.2	418.1
5.625% senior notes due 2014, net	137.6	137.5
5.25% senior notes due 2015, net	157.3	157.3
5.625% senior notes due 2016, net	169.5	169.5
6.5% senior notes due 2016, net	372.4	383.1
Other secured	6.9	5.7

	$1,592.9	$1,588.1

Financial Services:
Mortgage repurchase facility, maturing 2013	$163.8	$116.5

Homebuilding:

On August 1, 2011, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities effective through July 31, 2012. At March 31, 2012, $412.1 million of the authorization was remaining.

During the six months ended March 31, 2012, through unsolicited transactions, the Company repurchased $10.8 million of its 6.5% senior notes due 2016 for an aggregate purchase price of $10.6 million, plus accrued interest. These transactions resulted in a gain on early retirement of debt of $0.1 million, net of unamortized discounts and fees written off.

The indentures governing the Company’s senior notes impose restrictions on the creation of secured debt and liens. At March 31, 2012, the Company was in compliance with all of the limitations and restrictions that form a part of the public debt obligations.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. In March 2012, the mortgage repurchase facility was renewed and amended. The committed capacity of the facility remains at $180 million, but the capacity can be increased to $225 million. Increases in borrowing capacity in excess of $180 million are provided on an uncommitted basis and at a higher borrowing cost than committed borrowings. Additionally, the term of the facility was extended to March 3, 2013.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

March 31, 2012

As of March 31, 2012, $243.8 million of mortgage loans held for sale were pledged under the mortgage repurchase facility. These mortgage loans had a collateral value of $230.4 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $66.6 million, DHI Mortgage had an obligation of $163.8 million outstanding under the mortgage repurchase facility at March 31, 2012 at a 2.8% annual interest rate.

The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. At March 31, 2012, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

NOTE F – HOMEBUILDING INTEREST

The Company capitalizes homebuilding interest to inventory during active development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Additionally, the Company writes off a portion of the capitalized interest related to communities for which inventory impairments are recorded. The Company’s inventory under active development and construction was lower than its debt level at March 31, 2012 and 2011; therefore, a portion of the interest incurred is reflected as interest expense.

The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, expensed as interest expense, charged to cost of sales and written off during the three and six-month periods ended March 31, 2012 and 2011:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In millions)
Capitalized interest, beginning of period	$79.8	$89.4	$79.2	$91.5
Interest incurred	28.1	33.8	56.1	69.1
Interest expensed:
Directly to interest expense	(5.5)	(14.7)	(12.5)	(31.0)
Amortized to cost of sales	(21.3)	(19.5)	(41.7)	(40.4)
Written off with inventory impairments	—	(0.4)	—	(0.6)

Capitalized interest, end of period	$81.1	$88.6	$81.1	$88.6

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

Mortgage Loans Held for Sale

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At March 31, 2012, mortgage loans held for sale had an aggregate fair value of $297.3 million and an aggregate outstanding principal balance of $288.9 million. At September 30, 2011, mortgage loans held for sale had an aggregate fair value of $294.1 million and an aggregate outstanding principal balance of $284.6 million. During the six months ended March 31, 2012 and 2011, the Company had net gains on sales of loans of $25.1 million and $19.7 million, respectively, which includes the effect of recording recourse expense, as discussed below in “Other Mortgage Loans and Loss Reserves,” of $2.7 million and $4.2 million, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

March 31, 2012

Approximately 74% of the mortgage loans sold by DHI Mortgage during the six months ended March 31, 2012 were sold to one major financial institution pursuant to a loan purchase agreement. The Company has been negotiating with other institutions to establish additional loan purchase options. If the Company is unable to sell mortgage loans to additional purchasers on attractive terms, the Company’s ability to originate and sell mortgage loans at competitive prices could be limited which would negatively affect profitability.

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale, which for the three and six months ended March 31, 2012 and 2011 was not significant, and is recognized in current earnings. As of March 31, 2012, the Company had a notional amount of $73.6 million in mortgage loans held for sale not committed to third-party purchasers and the notional amounts of the hedging instruments related to those loans totaled $73.5 million.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions which include industry-standard representations and warranties, primarily involving the absence of misrepresentations by the borrower or other parties, insurability if applicable and, depending on the agreement, may include requiring a minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. Other mortgage loans generally consist of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and often become real estate owned through the foreclosure process. At March 31, 2012 and September 30, 2011, the Company’s total other mortgage loans and real estate owned, before loss reserves were as follows:

	September 30,	September 30,
	March 31, 2012	September 30, 2011
	(In millions)
Other mortgage loans	$44.9	$42.8
Real estate owned	1.3	0.9

	$46.2	$43.7

Based on historical performance and current housing and credit market conditions, the Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. The reserve balances at March 31, 2012 and September 30, 2011 were as follows:

	September 30,	September 30,
	March 31, 2012	September 30, 2011
	(In millions)
Loss reserves related to:
Other mortgage loans	$6.5	$6.2
Real estate owned	0.4	0.4
Loan repurchase and settlement obligations – known and expected	24.2	26.4

	$31.1	$33.0

Other mortgage loans and real estate owned and the related loss reserves are included in financial services other assets, while loan repurchase obligations are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

March 31, 2012

A subsidiary of the Company reinsured a portion of the private mortgage insurance written on loans originated by DHI Mortgage in prior years. At March 31, 2012 and September 30, 2011, reserves for expected future losses under the reinsurance program totaled $2.0 million and $0.9 million, respectively, and are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets. It is possible that future losses may exceed the amount of reserves and, if so, additional charges will be required.

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At March 31, 2012, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $211.8 million.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in current earnings. As of March 31, 2012, the Company had a notional amount of approximately $14.5 million of best-efforts whole loan delivery commitments and a notional amount of $177.5 million of hedging instruments related to IRLCs not yet committed to purchasers.

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

•

Level 2 – Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market. The Company’s assets/liabilities measured at fair value using Level 2 inputs are as follows:

•	government agency securities, corporate debt securities, foreign government securities and certificates of deposit;

•	mortgage loans held for sale;

•	over-the-counter derivatives such as forward sales of MBS, put options on MBS and best-efforts and mandatory commitments; and

•	IRLCs.

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

•	inventory held and used;

•	other mortgage loans; and

•	real estate owned.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

March 31, 2012

The following tables summarize the Company’s assets and liabilities at March 31, 2012 and September 30, 2011 measured at fair value on a recurring basis:

	Balance Sheet Location	Fair Value at March 31, 2012
		Level 1	Level 2	Total
		(In millions)
Homebuilding:
Marketable securities, available-for-sale	Marketable securities	$41.0	$258.1	$299.1
Financial Services:
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	297.3	297.3
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	1.9	1.9
Forward sales of MBS	Other liabilities	—	(0.3)	(0.3)
Best-efforts and mandatory commitments	Other liabilities	—	(0.4)	(0.4)

	Balance Sheet Location	Fair Value at September 30, 2011
		Level 1	Level 2	Total
		(In millions)
Homebuilding:
Marketable securities, available-for-sale	Marketable securities	$16.3	$281.3	$297.6
Financial Services:
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	294.1	294.1
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	3.9	3.9
Forward sales of MBS	Other liabilities	—	(4.0)	(4.0)
Best-efforts and mandatory commitments	Other liabilities	—	(0.9)	(0.9)

(a)	Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income.

(b)	Fair value measurements of these derivatives represent changes in fair value since inception. These changes are reflected in the balance sheet and included in financial services revenues on the consolidated statement of operations.

The following table summarizes the Company’s assets at March 31, 2012 and September 30, 2011 measured at fair value on a nonrecurring basis:

		Fair Value at March 31, 2012	Fair Value at September 30, 2011
	Balance Sheet Location	Level 3	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a)	Inventories	$0.6	$26.9
Financial Services:
Other mortgage loans (a) (b)	Other assets	32.5	28.9
Real estate owned (a) (b)	Other assets	0.9	0.5

(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current quarter.

(b)	The fair values for other mortgage loans and real estate owned are determined based on the value of the underlying collateral.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

March 31, 2012

The fair values of cash and cash equivalents approximate their carrying amounts due to their short-term nature. The Company determines the fair values of its senior and convertible senior notes based on quoted market prices of recent transactions, which is classified as Level 2 within the fair value hierarchy. The aggregate fair value of these notes at March 31, 2012 and September 30, 2011 was $1,880.3 million and $1,668.1 million, respectively, compared to an aggregate carrying value of $1,586.0 million and $1,582.4 million, respectively. The aggregate fair value of the Company’s senior notes includes fair values for the 2% convertible senior notes of $653.1 million and $511.9 million at March 31, 2012 and September 30, 2011, respectively, compared to their carrying values of $432.2 million and $418.1 million, respectively. The carrying value of the equity component of the 2% convertible senior notes was $136.7 million at March 31, 2012 and September 30, 2011. For other secured notes and balances due under the mortgage repurchase facility, the fair values approximate their carrying amounts due to their short maturity or floating interest rate terms, as applicable.

NOTE I – INCOME TAXES

The Company’s income tax expense attributable to continuing operations for the three and six months ended March 31, 2012 was $1.7 million and $3.2 million, respectively, compared to a benefit from income taxes of $58.6 million and $58.1 million in the same periods of the prior year. The income tax expense in the current year periods is due to federal alternative minimum tax and state income taxes. The benefit from income taxes in the prior year periods was due to the Company receiving a favorable result from the Internal Revenue Service (IRS) on a ruling request concerning capitalization of inventory costs, allowing the Company to reduce its unrecognized tax benefits and corresponding interest by $59.2 million. The Company does not have meaningful effective tax rates in these periods because its net deferred tax assets are offset fully by a valuation allowance.

At March 31, 2012 and September 30, 2011, the Company had net deferred tax assets of $816.4 million and $848.5 million, respectively, offset by valuation allowances of $816.4 million and $848.5 million, respectively. The realization of the deferred tax assets ultimately depends upon the existence of sufficient taxable income in future periods. The Company continues to analyze both positive and negative evidence in determining the need for a valuation allowance with respect to its deferred tax assets. A significant part of the negative evidence the Company considers is its three-year cumulative pre-tax loss position, which has declined from $445 million at September 30, 2011 to $209 million at March 31, 2012, and is largely the result of pre-tax losses incurred in fiscal 2009 as the Company was profitable in fiscal 2010 and 2011. If the Company’s current business trends continue, it expects to be out of the three-year cumulative pre-tax loss position before September 30, 2012. Other negative evidence supporting the need for a valuation allowance that the Company considers in its analysis is the overall weakness in the economy and the housing market and tight mortgage lending standards. As the amount of negative evidence has declined over the past twelve months, a growing amount of positive evidence has developed related to the Company’s financial results. The Company has generated pre-tax income for four consecutive quarters totaling $134.2 million, and it generated more pre-tax income in the current quarter than in any of the three previous quarters. The Company closed 4,240 homes and earned $42.3 million of pre-tax income during the three months ended March 31, 2012 and closed 8,358 homes and earned $71.5 million of pre-tax income during the six months ended March 31, 2012. The value of the Company’s net sales orders for the quarter and the value of the sales order backlog at March 31, 2012 increased 28% and 25%, respectively, compared to the prior year. Based on a sales order backlog of 6,189 homes at March 31, 2012 and the Company’s current sales pace, the Company expects to close more homes in the second half of fiscal 2012 than in the first half, and expects to continue generating pre-tax income.

If homebuilding industry conditions and the Company’s business remain stable and additional positive evidence develops, the Company believes there could be sufficient positive evidence to support a conclusion that the Company will generate sufficient taxable income in future periods to realize its deferred tax asset, which would allow the Company to significantly reduce the valuation allowance at some point during the next few quarters.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

March 31, 2012

The Company had income taxes receivable of $12.9 million and $12.4 million at March 31, 2012 and September 30, 2011, respectively, that relates to a federal tax refund the Company expects to receive.

During the second quarter of 2012, after concluding its audit of the Company’s fiscal year ended 2006 and 2007 tax returns, the IRS submitted its report to the U.S. Congressional Joint Committee on Taxation (Committee). The Company expects the review and approval from the Committee will be completed during the current fiscal year at which time it will receive the $12.9 million income taxes receivable.

A reduction of $3.3 million in the amount of unrecognized tax benefits and accrued interest is reasonably possible within the current fiscal year.

NOTE J – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share. Options to purchase 8.7 million and 9.5 million shares of common stock were excluded from the computation of diluted earnings per share for the fiscal 2012 and fiscal 2011 periods, respectively, because the exercise price was greater than the average market price of the common shares and, therefore, their effect would have been antidilutive. Additionally, the convertible senior notes were excluded from the computation of diluted earnings per share for all periods because their effect would have been antidilutive.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In millions)
Numerator:
Net income	$40.6	$27.8	$68.3	$7.4

Denominator:
Denominator for basic earnings per share—weighted average common shares	317.6	319.3	317.0	319.2
Effect of dilutive securities:
Employee stock awards	2.5	0.6	1.3	0.3

Denominator for diluted earnings per share— adjusted weighted average common shares	320.1	319.9	318.3	319.5

NOTE K – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities that it may issue from time to time in amounts to be determined.

On August 1, 2011, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock effective through July 31, 2012. All of the $100 million authorization was remaining at March 31, 2012.

During the three months ended March 31, 2012, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on February 21, 2012 to stockholders of record on February 10, 2012. In April 2012, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on May 22, 2012 to stockholders of record on May 8, 2012. Quarterly cash dividends of $0.0375 per common share were declared in the comparable quarters of fiscal 2011.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

March 31, 2012

NOTE L – COMMITMENTS AND CONTINGENCIES

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

At March 31, 2012, the Company had liabilities of $0.7 million for the remaining repair costs of homes which contain or are suspected to contain allegedly defective drywall manufactured in China (Chinese Drywall) that may be responsible for accelerated corrosion of certain metals in the home. During the three months ended March 31, 2012, the Company received a payment of $2.4 million from a third-party for the reimbursement of costs paid to repair homes with Chinese Drywall and recorded the reimbursement as a reduction of warranty expense, which is a component of home sales cost of sales. While the Company continues to seek additional reimbursements for these remediation costs from various sources, it has not recorded a receivable for potential additional recoveries as of March 31, 2012.

The Company is named as a defendant in five Chinese Drywall lawsuits filed in federal court, involving claims from fewer than ten of the Company’s homeowners. These lawsuits are purported class action complaints involving hundreds of plaintiffs who are suing the homebuilders, suppliers, installers, importers and manufacturers of the defective Chinese Drywall. The Company is also named as a defendant in a single plaintiff Chinese Drywall lawsuit pending in state court in Florida. At this time, the Company is unable to express an opinion as to the amount of damages, if any, that could result from these lawsuits beyond what has been reserved for repair as discussed above.

Changes in the Company’s warranty liability during the three and six-month periods ended March 31, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In millions)
Warranty liability, beginning of period	$46.0	$41.2	$46.2	$46.2
Warranties issued	4.3	3.2	8.3	6.6
Changes in liability for pre-existing warranties	1.5	4.9	3.4	3.0
Settlements made	(2.9)	(5.5)	(9.0)	(12.0)

Warranty liability, end of period	$48.9	$43.8	$48.9	$43.8

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues and contract disputes. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $534.7 million and $529.6 million at March 31, 2012 and September 30, 2011, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. At March 31, 2012 and September 30, 2011, the vast majority of these reserves related to construction defect matters. Expenses related to the Company’s legal contingencies were approximately $20.8 million and $10.5 million in the six months ended March 31, 2012 and 2011, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

March 31, 2012

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of March 31, 2012, no individual existing claim was material to the Company’s financial statements, and the majority of the Company’s total construction defect reserves consisted of the estimated exposure to future claims on previously closed homes. The Company has closed a significant number of homes during recent years, and as a result the Company may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

Related to the contingencies for construction defect claims and estimates of future construction defect claims on previously closed homes, and other legal claims and lawsuits incurred in the ordinary course of business, the Company estimates and records insurance receivables for these matters under applicable insurance policies when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. Estimates of the Company’s insurance receivables related to these matters totaled $217.4 million and $218.3 million at March 31, 2012 and September 30, 2011, respectively, and are included in homebuilding other assets in the consolidated balance sheets.

The estimation of losses related to these reserves is subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to the Company’s markets and the types of products built, claim frequency rates, claim settlement costs and patterns, insurance industry practices and legal interpretations, among others. Due to the high degree of judgment required in establishing reserves for these contingencies, actual future costs could differ significantly from current estimated amounts and it is not possible for the Company to make a reasonable estimate of the possible loss or range of loss in excess of its reserves.

Land and Lot Option Purchase Contracts

The Company enters into land and lot option purchase contracts in order to acquire land or lots for the construction of homes. At March 31, 2012, the Company had total deposits of $20.1 million, consisting of cash deposits of $18.5 million and promissory notes and surety bonds of $1.6 million, to purchase land and lots with a total remaining purchase price of $1.2 billion. Within the land and lot option purchase contracts at March 31, 2012, there were a limited number of contracts, representing $11.1 million of remaining purchase price, subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations. The majority of land and lots under contract are currently expected to be purchased within three years.

Other Commitments

To secure performance under various contracts, the Company had outstanding letters of credit of $38.9 million and surety bonds of $666.1 million at March 31, 2012. The Company has secured letter of credit agreements that require it to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At March 31, 2012 and September 30, 2011, the amount of cash restricted for this purpose totaled $39.0 million and $47.5 million, respectively, and is included in homebuilding restricted cash on the Company’s consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

March 31, 2012

NOTE M – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets were as follows:

	00000000	00000000
	March 31, 2012	September 30, 2011
	(In millions)
Insurance receivables	$217.4	$218.3
Earnest money and refundable deposits	64.2	59.1
Accounts and notes receivable	18.6	19.1
Prepaid assets	19.1	24.7
Other assets	81.1	77.2

	$400.4	$398.4

The Company’s homebuilding accrued expenses and other liabilities were as follows:

	00000000	00000000
	March 31, 2012	September 30, 2011
	(In millions)
Construction defect and other litigation liabilities	$534.7	$529.6
Employee compensation and related liabilities	89.0	85.8
Warranty liability	48.9	46.2
Accrued interest	25.0	25.3
Federal and state income tax liabilities	24.2	22.5
Other liabilities	99.3	120.4

	$821.1	$829.8

NOTE N – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (IFRS). The guidance changes certain fair value measurement principles and expands the disclosure requirements particularly for Level 3 fair value measurements. The guidance is effective for the Company beginning January 1, 2012 and is to be applied prospectively. The adoption of this guidance, which relates to disclosure, did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

March 31, 2012

NOTE O – SEGMENT INFORMATION

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

Homebuilding is the Company’s core business, generating 98% and 97% of consolidated revenues during the six months ended March 31, 2012 and 2011, respectively. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land and the construction and sale of residential homes on the land, in 25 states and 73 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, and to a lesser extent from the sale of land and lots.

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

March 31, 2012

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011.

	00000000	00000000	00000000	00000000
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(In millions)
Revenues
Homebuilding revenues:
East	$133.6	$93.5	$252.4	$194.3
Midwest	71.7	54.9	129.4	112.7
Southeast	213.2	141.8	410.0	290.6
South Central	259.8	228.1	526.5	457.9
Southwest	55.6	50.0	109.6	108.1
West	201.7	164.8	393.3	336.5

Total homebuilding revenues	935.6	733.1	1,821.2	1,500.1
Financial services revenues	25.6	18.0	46.6	39.2

Consolidated revenues	$961.2	$751.1	$1,867.8	$1,539.3

Inventory Impairments
East	$0.1	$1.9	$0.2	$1.9
Midwest	—	—	—	—
Southeast	0.2	4.1	0.6	4.7
South Central	—	0.2	—	0.2
Southwest	—	—	—	2.2
West	—	6.8	—	10.4

Total inventory impairments	$0.3	$13.0	$0.8	$19.4

Income (Loss) Before Income Taxes (1)
Homebuilding income (loss) before income taxes:
East	$3.6	$(8.1)	$6.2	$(12.6)
Midwest	(1.0)	(8.5)	(8.1)	(13.2)
Southeast	8.7	(11.9)	15.5	(13.8)
South Central	13.0	6.4	28.4	11.1
Southwest	2.6	1.1	4.7	(2.0)
West	7.7	(11.4)	13.0	(26.1)

Total homebuilding income (loss) before income taxes	34.6	(32.4)	59.7	(56.6)
Financial services income before income taxes	7.7	1.6	11.8	5.9

Consolidated income (loss) before income taxes	$42.3	$(30.8)	$71.5	$(50.7)

(1)	Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating the Company’s corporate office. The amortization of capitalized interest and property taxes is allocated to each segment based on the segment’s revenue, while interest expense and those expenses associated with the corporate office are allocated to each segment based on the segment’s inventory balances.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

March 31, 2012

	0000000000	0000000000
	March 31, 2012	September 30, 2011
	(In millions)
Homebuilding Inventories (1)
East	$515.7	$497.3
Midwest	297.7	268.5
Southeast	733.6	692.9
South Central	791.2	768.5
Southwest	183.0	193.6
West	1,023.3	938.4
Corporate and unallocated (2)	92.2	90.5

Total homebuilding inventory	$3,636.7	$3,449.7

(1)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

March 31, 2012

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION

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

Consolidating Balance Sheet

March 31, 2012

	000000000	000000000	000000000	000000000	000000000
	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$625.1	$33.2	$21.5	$—	$679.8
Marketable securities, available-for-sale	299.1	—	—	—	299.1
Restricted cash	40.1	0.5	0.1	—	40.7
Investments in subsidiaries	1,489.4	—	—	(1,489.4)	—
Inventories	1,145.6	2,471.8	19.3	—	3,636.7
Income taxes receivable	12.9	—	—	—	12.9
Property and equipment, net	15.7	20.0	17.7	—	53.4
Other assets	103.6	255.3	90.2	—	449.1
Mortgage loans held for sale	—	—	297.3	—	297.3
Goodwill	—	15.9	—	—	15.9
Intercompany receivables	820.1	—	—	(820.1)	—

Total Assets	$4,551.6	$2,796.7	$446.1	$(2,309.5)	$5,484.9

LIABILITIES & EQUITY
Accounts payable and other liabilities	$264.3	$652.9	$108.0	$—	$1,025.2
Intercompany payables	—	787.6	32.5	(820.1)	—
Notes payable	1,587.3	5.6	163.8	—	1,756.7

Total Liabilities	1,851.6	1,446.1	304.3	(820.1)	2,781.9

Total stockholders’ equity	2,700.0	1,350.6	138.8	(1,489.4)	2,700.0
Noncontrolling interests	—	—	3.0	—	3.0

Total Equity	2,700.0	1,350.6	141.8	(1,489.4)	2,703.0

Total Liabilities & Equity	$4,551.6	$2,796.7	$446.1	$(2,309.5)	$5,484.9

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

March 31, 2012

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION – (Continued)

Consolidating Balance Sheet

September 30, 2011

	000000000	000000000	000000000	000000000	000000000
	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$681.3	$31.3	$20.0	$—	$732.6
Marketable securities, available-for-sale	297.6	—	—	—	297.6
Restricted cash	48.7	0.4	—	—	49.1
Investments in subsidiaries	1,452.3	—	—	(1,452.3)	—
Inventories	1,100.6	2,329.6	19.5	—	3,449.7
Income taxes receivable	12.4	—	—	—	12.4
Property and equipment, net	18.0	21.7	17.9	—	57.6
Other assets	98.7	259.2	91.5	—	449.4
Mortgage loans held for sale	—	—	294.1	—	294.1
Goodwill	—	15.9	—	—	15.9
Intercompany receivables	748.3	—	—	(748.3)	—

Total Assets	$4,457.9	$2,658.1	$443.0	$(2,200.6)	$5,358.4

LIABILITIES & EQUITY
Accounts payable and other liabilities	$252.3	$662.7	$115.3	$—	$1,030.3
Intercompany payables	—	717.6	30.7	(748.3)	—
Notes payable	1,585.0	3.1	116.5	—	1,704.6

Total Liabilities	1,837.3	1,383.4	262.5	(748.3)	2,734.9

Total stockholders’ equity	2,620.6	1,274.7	177.6	(1,452.3)	2,620.6
Noncontrolling interests	—	—	2.9	—	2.9

Total Equity	2,620.6	1,274.7	180.5	(1,452.3)	2,623.5

Total Liabilities & Equity	$4,457.9	$2,658.1	$443.0	$(2,200.6)	$5,358.4

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

March 31, 2012

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION – (Continued)

Consolidating Statement of Operations

Three Months Ended March 31, 2012

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$316.2	$616.7	$2.7	$—	$935.6
Cost of sales	253.5	515.6	2.1	—	771.2

Gross profit	62.7	101.1	0.6	—	164.4
Selling, general and administrative expense	59.1	67.1	1.3	—	127.5
Equity in (income) of subsidiaries	(43.2)	—	—	43.2	—
Interest expense	5.5	—	—	—	5.5
Other (income)	(1.0)	(1.6)	(0.6)	—	(3.2)

	42.3	35.6	(0.1)	(43.2)	34.6

Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	25.6	—	25.6
General and administrative expense	—	—	19.6	—	19.6
Interest expense	—	—	0.8	—	0.8
Interest and other (income)	—	—	(2.5)	—	(2.5)

	—	—	7.7	—	7.7

Income before income taxes	42.3	35.6	7.6	(43.2)	42.3
Income tax expense	1.7	1.1	0.1	(1.2)	1.7

Net income	$40.6	$34.5	$7.5	$(42.0)	$40.6

Comprehensive income	$40.5	$34.5	$7.5	$(42.0)	$40.5

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

March 31, 2012

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION – (Continued)

Consolidating Statement of Operations

Six Months Ended March 31, 2012

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$610.1	$1,206.7	$4.4	$—	$1,821.2
Cost of sales	497.9	1,002.6	7.6	—	1,508.1

Gross profit (loss)	112.2	204.1	(3.2)	—	313.1
Selling, general and administrative expense	114.5	128.5	3.5	—	246.5
Equity in (income) of subsidiaries	(84.3)	—	—	84.3	—
Interest expense	12.5	—	—	—	12.5
Gain on early retirement of debt, net	(0.1)	—	—	—	(0.1)
Other (income)	(1.9)	(2.2)	(1.4)	—	(5.5)

	71.5	77.8	(5.3)	(84.3)	59.7

Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	46.6	—	46.6
General and administrative expense	—	—	38.5	—	38.5
Interest expense	—	—	1.7	—	1.7
Interest and other (income)	—	—	(5.4)	—	(5.4)

	—	—	11.8	—	11.8

Income before income taxes	71.5	77.8	6.5	(84.3)	71.5
Income tax expense	3.2	2.0	0.2	(2.2)	3.2

Net income	$68.3	$75.8	$6.3	$(82.1)	$68.3

Comprehensive income	$68.3	$75.8	$6.3	$(82.1)	$68.3

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

March 31, 2012

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION – (Continued)

Consolidating Statement of Operations

Three Months Ended March 31, 2011

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$199.7	$529.9	$3.5	$—	$733.1
Cost of sales	159.0	461.5	7.8	—	628.3

Gross profit (loss)	40.7	68.4	(4.3)	—	104.8
Selling, general and administrative expense	59.8	67.9	(4.5)	—	123.2
Equity in (income) of subsidiaries	(4.5)	—	—	4.5	—
Interest expense	14.7	—	—	—	14.7
Loss on early retirement of debt, net	2.7	—	—	—	2.7
Other (income)	(1.2)	(1.3)	(0.9)	—	(3.4)

	(30.8)	1.8	1.1	(4.5)	(32.4)

Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	18.0	—	18.0
General and administrative expense	—	—	18.2	—	18.2
Interest expense	—	—	0.1	—	0.1
Interest and other (income)	—	—	(1.9)	—	(1.9)

	—	—	1.6	—	1.6

Income (loss) before income taxes	(30.8)	1.8	2.7	(4.5)	(30.8)
Income tax benefit	(58.6)	(41.4)	(1.6)	43.0	(58.6)

Net income	$27.8	$43.2	$4.3	$(47.5)	$27.8

Comprehensive income	$27.8	$43.2	$4.3	$(47.5)	$27.8

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

March 31, 2012

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION – (Continued)

Consolidating Statement of Operations

Six Months Ended March 31, 2011

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$409.7	$1,085.9	$4.5	$—	$1,500.1
Cost of sales	325.4	950.5	9.2	—	1,285.1

Gross profit	84.3	135.4	(4.7)	—	215.0
Selling, general and administrative expense	109.1	135.9	(3.0)	—	242.0
Equity in (income) of subsidiaries	(7.2)	—	—	7.2	—
Interest expense	31.0	—	—	—	31.0
Loss on early retirement of debt, net	4.2	—	—	—	4.2
Other (income)	(2.1)	(1.4)	(2.1)	—	(5.6)

	(50.7)	0.9	0.4	(7.2)	(56.6)

Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	39.2	—	39.2
General and administrative expense	—	—	37.1	—	37.1
Interest expense	—	—	0.4	—	0.4
Interest and other (income)	—	—	(4.2)	—	(4.2)

	—	—	5.9	—	5.9

Income (loss) before income taxes	(50.7)	0.9	6.3	(7.2)	(50.7)
Income tax benefit	(58.1)	(41.0)	(1.6)	42.6	(58.1)

Net income	$7.4	$41.9	$7.9	$(49.8)	$7.4

Comprehensive income	$7.1	$41.9	$7.9	$(49.8)	$7.1

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

March 31, 2012

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION – (Continued)

Consolidating Statement of Cash Flows

Six Months Ended March 31, 2012

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash used in operating activities	$(17.3)	$(63.2)	$(2.1)	$—	$(82.6)

INVESTING ACTIVITIES
Purchases of property and equipment	(1.6)	(3.5)	(0.4)	—	(5.5)
Purchases of marketable securities	(162.8)	—	—	—	(162.8)
Proceeds from the sale or maturity of marketable securities	157.5	—	—	—	157.5
Decrease (increase) in restricted cash	8.6	(0.1)	(0.1)	—	8.4

Net cash provided by (used in) investing activities	1.7	(3.6)	(0.5)	—	(2.4)

FINANCING ACTIVITIES
Net change in notes payable	(11.6)	(1.3)	47.3	—	34.4
Net change in intercompany receivables/payables	(26.8)	70.0	(43.2)	—	—
Proceeds from stock associated with certain employee benefit plans	21.6	—	—	—	21.6
Cash dividends paid	(23.8)	—	—	—	(23.8)

Net cash (used in) provided by financing activities	(40.6)	68.7	4.1	—	32.2

(Decrease) increase in cash and cash equivalents	(56.2)	1.9	1.5	—	(52.8)
Cash and cash equivalents at beginning of period	681.3	31.3	20.0	—	732.6

Cash and cash equivalents at end of period	$625.1	$33.2	$21.5	$—	$679.8

D.R. HORTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

March 31, 2012

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION – (Continued)

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

BUSINESS

We are one of the largest homebuilding companies in the United States, constructing and selling homes through our operating divisions in 25 states and 73 markets as of March 31, 2012, primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $90,000 to $600,000, with an average closing price of $217,100 during the six months ended March 31, 2012. Approximately 90% and 88% of home sales revenues were generated from the sale of single-family detached homes in the six months ended March 31, 2012 and 2011, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs.

Through our financial services operations, we provide mortgage financing and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our wholly-owned subsidiary, provides mortgage financing services primarily to our homebuilding customers. We generally do not retain or service originated mortgages; rather, we seek to sell the mortgages and related servicing rights to third-party purchasers. DHI Mortgage originates loans in accordance with purchaser guidelines and historically has sold most of its mortgage production within 30 days of origination. Our subsidiary title companies serve as title insurance agents by providing title insurance policies, examination and closing services, primarily to our homebuilding customers.

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		South Central Region
Delaware	Central Delaware	Louisiana	Baton Rouge
Georgia	Savannah		Lafayette
Maryland	Baltimore	New Mexico	Las Cruces
	Suburban Washington, D.C.	Oklahoma	Oklahoma City
New Jersey	North New Jersey	Texas	Austin
	South New Jersey		Dallas
North Carolina	Charlotte		El Paso
	Fayetteville		Fort Worth
	Greensboro/Winston-Salem		Houston
	Jacksonville		Killeen/Temple/Waco
	Raleigh/Durham		Rio Grande Valley
	Wilmington		San Antonio
Pennsylvania	Lancaster
	Philadelphia		Southwest Region
South Carolina	Charleston	Arizona	Phoenix
	Columbia		Tucson
	Greenville	New Mexico	Albuquerque
Hilton Head
	Myrtle Beach		West Region
Virginia	Northern Virginia	California	Bay Area
Central Valley
	Midwest Region		Imperial Valley
Colorado	Colorado Springs		Los Angeles County
	Denver		Riverside County
	Fort Collins		Sacramento
Illinois	Chicago		San Bernardino County
Minnesota	Minneapolis/St. Paul		San Diego County
Ventura County
	Southeast Region	Hawaii	Hawaii
Alabama	Birmingham		Maui
	Mobile		Oahu
	Montgomery	Idaho	Boise
	Tuscaloosa	Nevada	Las Vegas
Florida	Daytona Beach		Reno
	Fort Myers/Naples	Oregon	Portland
	Jacksonville	Utah	Salt Lake City
	Melbourne/Vero Beach	Washington	Seattle/Tacoma
	Miami/West Palm Beach		Vancouver
Orlando
Pensacola/Panama City
Tampa/Sarasota
Georgia	Atlanta
Middle Georgia

OVERVIEW

In our second quarter of 2012, we continued to see an improving sales trend as the number and value of our net sales orders increased 19% and 28% compared to the same period of fiscal 2011. Consistent with fiscal 2011, we are seeing a demand pattern in our net sales during fiscal 2012 that is similar to the demand pattern we traditionally saw prior to the current housing downturn. The traditional demand pattern has the lowest net sales orders in our first fiscal quarter, a sequential increase from the first quarter to the second quarter, a consistent level in the third quarter and then slowing net sales orders in the fourth quarter. Our net sales orders for the current quarter increased 55% from the previous quarter, reflecting the expected seasonal increase as our spring selling season began. Our recent results and other national housing data suggest that the overall demand for new homes has slowly begun to improve, but we expect that demand is likely to remain at low levels for some time, with uneven improvement across our operating markets.

In the three and six months ended March 31, 2012, revenues from home sales increased 27% and 21% from the prior year periods and pre-tax income was $42.3 million and $71.5 million compared to pre-tax losses of $30.8 million and $50.7 million in the prior year periods. Based on our sales order backlog of 6,189 homes at March 31, 2012 and our current sales pace, we expect to close more homes in the second half of fiscal 2012 than in the first half, and we expect to continue generating pre-tax income. These results reflect our ability to operate profitably in a challenging environment through our strategy of investing capital to expand our operations, managing inventory levels efficiently, improving gross margins, and controlling SG&A and interest costs effectively.

We believe we are well-positioned for an eventual housing recovery due to our strong balance sheet and liquidity, which has allowed us to profitably grow our business recently despite the current overall slow growth in new home demand. We have continued to identify and invest in an increasing number of housing and land inventory opportunities, and we will continue to adjust our business strategies as necessary based on housing demand in each of our markets. Nevertheless, our future results could be negatively impacted by prolonged weakness in the economy, continued high levels of unemployment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.

STRATEGY

While we are encouraged by recent modest improvement in new home demand, it remains difficult to predict if homebuilding industry conditions will continue to improve, remain stable or deteriorate from current levels. We expect that conditions will be inconsistent across our operating markets in the near term. During the industry downturn, we generated significant cash flow from operations which we primarily used to increase our cash balances and reduce our outstanding debt. Our liquidity and reduced leverage provide us flexibility to determine the appropriate operating strategy for each of our markets, and to increase our investments in housing and land inventory to expand our operations. Our operating strategy includes the following initiatives:

—	Maintaining a strong cash balance and overall liquidity position.

—	Managing the sales prices and level of sales incentives on our homes to optimize the balance of sales volumes, profits, returns on inventory investments and cash flows.

—	Entering into lot option contracts to purchase finished lots to potentially increase sales volumes and profitability.

—	Renegotiating existing lot option contracts where necessary to reduce lot costs and to better match the scheduled lot purchases with new home demand in each community.

—	Evaluating and selectively investing in land acquisition, land development and housing inventory opportunities to meet housing demand and expand our operations in desirable markets.

—

Managing our inventory of homes under construction by selectively starting construction on unsold homes to capture new home demand, while monitoring the number and aging of unsold homes and aggressively marketing unsold, completed homes in inventory.

—	Controlling the cost of goods purchased from both vendors and subcontractors.

—	Modifying product offerings and pricing to meet consumer demand in each of our markets.

—	Controlling our SG&A infrastructure to match production levels.

Although our operating strategy has produced positive results in recent quarters, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust components of our strategy to meet changing market conditions. If market conditions do not deteriorate from current levels, we expect that our operating strategy will allow us to grow our profitability while maintaining a strong balance sheet and liquidity position in fiscal 2012 and into fiscal 2013.

KEY RESULTS

Key financial results as of and for the three months ended March 31, 2012, as compared to the same period of 2011, were as follows:

Homebuilding Operations:

—	Homebuilding revenues increased 28% to $935.6 million.

—	Homes closed increased 21% to 4,240 homes, and the average closing price of those homes increased 5% to $219,500.

—	Net sales orders increased 19% to 5,899 homes, and the value of net sales orders increased 28% to $1.3 billion.

—	Sales order backlog increased 25% to $1.4 billion.

—	Home sales gross margins increased 140 basis points to 17.6%.

—	Inventory impairments and land option cost write-offs were $0.8 million, compared to $14.3 million.

—	Homebuilding SG&A expenses increased 3% to $127.5 million, but decreased as a percentage of homebuilding revenues by 320 basis points to 13.6%, as we achieved improved leverage of these costs.

—	Interest expensed directly decreased 63%, to $5.5 million.

—	Interest amortized to cost of sales declined to 2.8% of total home and land/lot cost of sales, from 3.2%.

—	Homebuilding pre-tax income was $34.6 million, compared to a pre-tax loss of $32.4 million.

—	Homes in inventory were 11,100, compared to 10,500 at both September 30, 2011 and March 31, 2011.

—	Owned and optioned lots totaled 121,200, compared to 112,700 and 115,900 at September 30, 2011 and March 31, 2011, respectively.

—	Homebuilding debt was $1.6 billion at both March 31, 2012 and September 30, 2011, compared to $2.0 billion at March 31, 2011.

—

Net homebuilding debt to total capital was 18.9%, an increase of 90 basis points and 20 basis points from the ratios at September 30, 2011 and March 31, 2011, respectively. Gross homebuilding debt to total capital was 37.1%, a reduction of 60 basis points and 580 basis points from the ratios at September 30, 2011 and March 31, 2011, respectively.

—	Homebuilding cash and marketable securities totaled $1.0 billion at March 31, 2012 and September 30, 2011, compared to $1.4 billion at March 31, 2011.

Financial Services Operations:

—	Total financial services revenues, net of recourse and reinsurance expenses, increased 42% to $25.6 million from $18.0 million.

—	Financial services pre-tax income was $7.7 million, compared to $1.6 million.

Consolidated Results:

—	Consolidated pre-tax income was $42.3 million, compared to a pre-tax loss of $30.8 million.

—	Net income was $40.6 million, compared to $27.8 million.

—	Diluted earnings per share was $0.13, compared to $0.09.

—	Total equity was $2.7 billion, compared to $2.6 billion at both September 30, 2011 and March 31, 2011.

—	Net cash used in operations was $79.3 million, compared to $70.6 million.

Key financial results for the six months ended March 31, 2012, as compared to the same period of 2011, were as follows:

Homebuilding Operations:

—	Homebuilding revenues increased 21% to $1,821.2 million.

—	Homes closed increased 17% to 8,358 homes, and the average closing price of those homes increased 4% to $217,100.

—	Net sales orders increased 17% to 9,693 homes, and the value of net sales orders increased 23% to $2.1 billion.

—	Home sales gross margins increased 130 basis points to 17.2%.

—	Inventory impairments and land option cost write-offs were $2.2 million, compared to $22.7 million.

—	Homebuilding SG&A expenses increased 2% to $246.5 million, but decreased as a percentage of homebuilding revenues by 260 basis points to 13.5%, as we achieved improved leverage of these costs.

—	Interest expensed directly decreased 60%, to $12.5 million.

—	Interest amortized to cost of sales declined to 2.8% of total home and land/lot cost of sales, from 3.2%.

—	Homebuilding pre-tax income was $59.7 million, compared to a pre-tax loss of $56.6 million.

Financial Services Operations:

—	Total financial services revenues, net of recourse and reinsurance expenses, increased 19% to $46.6 million from $39.2 million.

—	Financial services pre-tax income was $11.8 million, compared to $5.9 million.

Consolidated Results:

—	Consolidated pre-tax income was $71.5 million, compared to a pre-tax loss of $50.7 million.

—	Net income was $68.3 million, compared to $7.4 million.

—	Diluted earnings per share was $0.21, compared to $0.02.

—	Net cash used in operations was $82.6 million, compared to $21.1 million.

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and six months ended March 31, 2012 and 2011.

	00 Change	00 Change	00 Change	00 Change	00 Change	00 Change	00 Change	00 Change	00 Change
	Net Sales Orders (1)
	Three Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
East	611	603	1%	$153.7	$135.4	14%	$251,600	$224,500	12%
Midwest	402	269	49%	116.6	68.0	71%	290,000	252,800	15%
Southeast	1,473	1,143	29%	300.0	216.2	39%	203,700	189,200	8%
South Central	2,017	1,843	9%	370.7	318.3	16%	183,800	172,700	6%
Southwest	527	349	51%	95.8	64.3	49%	181,800	184,200	(1)%
West	869	736	18%	276.7	224.7	23%	318,400	305,300	4%

	5,899	4,943	19%	$1,313.5	$1,026.9	28%	$222,700	$207,700	7%

	Six Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
East	1,120	1,003	12%	$269.1	$223.4	20%	$240,300	$222,700	8%
Midwest	615	455	35%	175.6	119.2	47%	285,500	262,000	9%
Southeast	2,394	1,912	25%	481.1	365.0	32%	201,000	190,900	5%
South Central	3,316	3,005	10%	603.9	523.0	15%	182,100	174,000	5%
Southwest	776	604	28%	142.7	111.7	28%	183,900	184,900	(1)%
West	1,472	1,327	11%	464.3	390.3	19%	315,400	294,100	7%

	9,693	8,306	17%	$2,136.7	$1,732.6	23%	$220,400	$208,600	6%

	000000000	000000000	000000000	000000000	000000000	000000000	000000000	000000000
	Sales Order Cancellations
	Three Months Ended March 31,
	Cancelled Sales Orders			Value (In millions)			Cancellation Rate (2)
	2012	2011		2012	2011		2012	2011
East	190	161		$41.3	$33.3		24%	21%
Midwest	63	43		17.2	11.5		14%	14%
Southeast	445	429		82.0	78.1		23%	27%
South Central	553	675		96.0	114.2		22%	27%
Southwest	179	172		29.7	29.0		25%	33%
West	199	172		60.7	52.4		19%	19%

	1,629	1,652		$326.9	$318.5		22%	25%

	Six Months Ended March 31,
	Cancelled Sales Orders			Value (In millions)			Cancellation Rate (2)
	2012	2011		2012	2011		2012	2011
East	327	304		$71.3	$64.7		23%	23%
Midwest	94	80		26.3	20.7		13%	15%
Southeast	801	684		146.3	124.5		25%	26%
South Central	1,062	1,271		186.1	215.9		24%	30%
Southwest	330	302		54.3	51.6		30%	33%
West	342	349		107.9	102.9		19%	21%

	2,956	2,990		$592.2	$580.3		23%	26%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders increased 28%, to $1,313.5 million (5,899 homes) for the three months ended March 31, 2012, from $1,026.9 million (4,943 homes) for the same period of 2011. The value of net sales orders increased 23%, to $2,136.7 million (9,693 homes) for the six months ended March 31, 2012, from $1,732.6 million (8,306 homes) for the same period of 2011. The number of net sales orders increased 19% and 17% during the three and six-month periods ended March 31, 2012, respectively, compared to the prior year periods reflecting an increase in sales demand for our homes. While we believe the improvement in our sales as compared to the prior year reflects some modest improvement in new home demand and further stabilization of market conditions, overall demand for new homes remains at a low level.

In comparing the three and six-month periods ended March 31, 2012 to the same periods of 2011, the volume of net sales orders increased in all six of our market regions. The largest percentage increases occurred in our Midwest, Southwest and Southeast regions as a result of improved market conditions, particularly in Chicago, Denver and Phoenix. Changes in the value of net sales orders were generally due to the change in the number of homes sold in each respective region and, to a lesser extent, to increases in the average selling price of those homes, reflective of more stable market conditions. In our East region, the increase in average selling price in the current quarter had a greater effect on the value of net sales than the change in the number of homes sold. Our future sales volumes will depend on the strength of the overall economy, employment levels and our ability to successfully implement our operating strategies in each of our markets.

The average price of our net sales orders in the three and six months ended March 31, 2012 was $222,700 and $220,400, respectively, notably higher than the averages of $207,700 and $208,600 in the comparable periods of 2011. The largest percentage increases were in our Midwest and East regions and were primarily due to adjusting our product mix, with higher priced communities representing more of our sales. We continue to adjust our product mix, geographic mix and pricing within our homebuilding markets to respond to market conditions.

Our sales order cancellation rates (cancelled sales orders divided by gross sales orders for the period) during the three and six months ended March 31, 2012 were 22% and 23%, respectively, compared to 25% and 26% during the same periods of 2011. While our cancellation rates have improved recently, they remain slightly higher than they were prior to the current housing downturn, and are mainly reflective of tight mortgage lending standards.

	Sales Order Backlog
	As of March 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change

East	680	608	12%	$164.3	$132.6	24%	$241,600	$218,100	11%
Midwest	443	278	59%	126.8	76.6	66%	286,200	275,500	4%
Southeast	1,570	1,263	24%	319.3	242.0	32%	203,400	191,600	6%
South Central	2,117	2,070	2%	387.0	363.2	7%	182,800	175,500	4%
Southwest	616	423	46%	109.7	75.5	45%	178,100	178,500	— %
West	763	639	19%	250.9	199.4	26%	328,800	312,100	5%

	6,189	5,281	17%	$1,358.0	$1,089.3	25%	$219,400	$206,300	6%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations. Our homes in backlog increased 17% at March 31, 2012 from the prior year, with significant increases in our Midwest and Southwest regions due to increases in net sales orders as compared with the same periods of the prior year.

	Homes Closed and Home Sales Revenue
	Three Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change

East	551	428	29%	$133.6	$93.5	43%	$242,500	$218,500	11%
Midwest	247	209	18%	71.7	54.9	31%	290,300	262,700	11%
Southeast	1,096	714	54%	213.1	141.7	50%	194,400	198,500	(2)%
South Central	1,417	1,323	7%	259.8	228.1	14%	183,300	172,400	6%
Southwest	307	274	12%	55.6	50.0	11%	181,100	182,500	(1)%
West	622	568	10%	196.8	164.8	19%	316,400	290,100	9%

	4,240	3,516	21%	$930.6	$733.0	27%	$219,500	$208,500	5%

	Six Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change

East	1,046	867	21%	$252.4	$194.3	30%	$241,300	$224,100	8%
Midwest	460	424	8%	129.4	112.7	15%	281,300	265,800	6%
Southeast	2,109	1,461	44%	408.7	285.5	43%	193,800	195,400	(1)%
South Central	2,909	2,626	11%	526.5	457.0	15%	181,000	174,000	4%
Southwest	586	586	— %	109.6	108.1	1%	187,000	184,500	1%
West	1,248	1,189	5%	388.3	336.5	15%	311,100	283,000	10%

	8,358	7,153	17%	$1,814.9	$1,494.1	21%	$217,100	$208,900	4%

Home Sales Revenue

Revenues from home sales increased 27%, to $930.6 million (4,240 homes closed) for the three months ended March 31, 2012, from $733.0 million (3,516 homes closed) for the comparable period of 2011. Revenues from home sales increased 21%, to $1,814.9 million (8,358 homes closed) for the six months ended March 31, 2012, from $1,494.1 million (7,153 homes closed) for the comparable period of 2011. The average selling price of homes closed during the three months ended March 31, 2012 was $219,500, up 5% from the $208,500 average for the same period of 2011 which reflects more of a change in product mix rather than broad price appreciation. The average selling price of homes closed during the six months ended March 31, 2012 was $217,100, up 4% from the $208,900 average for the same period of 2011. During the three and six months ended March 31, 2012, home sales revenues increased in all of our market regions, primarily resulting from increases in the number of homes closed.

The number of homes closed in the three and six months ended March 31, 2012 increased 21% and 17%, respectively, from the comparable periods of 2011, due to significant increases in most of our market regions. The most significant percentage increase occurred in our Southeast region with the Florida markets contributing the most to the increase. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and amount of revenue we will generate.

Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Gross profit – Home sales	17.6%	16.2%	17.2%	15.9%
Gross profit – Land/lot sales	36.0%	— %	49.2%	— %
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(0.1)%	(2.0)%	(0.1)%	(1.5)%
Gross profit – Total homebuilding	17.6%	14.3%	17.2%	14.3%
Selling, general and administrative expense	13.6%	16.8%	13.5%	16.1%
Interest expense	0.6%	2.0%	0.7%	2.1%
Loss on early retirement of debt, net	— %	0.4%	— %	0.3%
Other (income)	(0.3)%	(0.5)%	(0.3)%	(0.4)%
Income (loss) before income taxes	3.7%	(4.4)%	3.3%	(3.8)%

Home Sales Gross Profit

Gross profit from home sales increased by 37%, to $163.4 million in the three months ended March 31, 2012, from $119.1 million in the comparable period of 2011, and, as a percentage of home sales revenues, increased 140 basis points, to 17.6%. Approximately 80 basis points of the increase in the home sales gross profit percentage was a result of the average selling price of our homes increasing by more than the average cost, reflecting improved market conditions from the prior year. Approximately 50 basis points of the increase was due to a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues, resulting from reductions in our interest and property taxes incurred and capitalized, more closings occurring on recently acquired finished lots and decreases in construction times over the past year. Approximately 10 basis points of the increase was due to a decrease in the estimated costs of warranty and construction defect claims as a percentage of home sales revenue.

Gross profit from home sales increased by 31%, to $312.2 million for the six months ended March 31, 2012, from $237.7 million for the comparable period of 2011. As a percentage of home sales revenues, gross profit from home sales increased 130 basis points, to 17.2%. Generally, the significant factors impacting gross margin for the six-month period ended March 31, 2012 were similar to those discussed for the three-month period. Specifically, 110 basis points of the increase was a result of the average selling price of our homes increasing by more than the average cost and 50 basis points was due to a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues. These increases were partially offset by a 30 basis point decrease due to an increase in the estimated costs of warranty and construction defect claims as a percentage of home sales revenue.

Land Sales Revenue

Land sales revenues increased to $5.0 million and $6.3 million in the three and six months ended March 31, 2012, from $0.1 million and $6.0 million in the comparable periods of 2011. Fluctuations in revenues from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we also sell residential lots or land parcels to manage our land and lot supply. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales fluctuate from period to period. As of March 31, 2012, we had $26.4 million of land held for sale that we expect to sell in the next twelve months.

Inventory Impairments and Land Option Cost Write-offs

At March 31, 2012, when we performed our quarterly inventory impairment analysis by reviewing the performance and outlook for all of our communities, the assumptions utilized reflected our expectation of continued challenging conditions and uncertainties in the homebuilding industry and in our markets. As we continue to evaluate the strength of the economy (measured largely in terms of job growth), the level of underlying demand for new homes and our operating performance, the level of impairments in future quarters will fluctuate and may increase. We evaluated communities with a combined carrying value of $383.2 million for impairment. The analysis of the majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that we do not intend to develop or operate in current market conditions, some increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community in the current market conditions, we estimated the remaining lives of these communities to range from six months to in excess of ten years. When a discounted cash flow analysis was prepared for a community, we utilized a range of discount rates of 12% to 14%. Through this evaluation process, we determined that communities with a carrying value of $0.9 million as of March 31, 2012, were impaired. As a result, during the three months ended March 31, 2012, we recorded impairment charges of $0.3 million to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $13.0 million of impairment charges in the same period of 2011. During the six months ended March 31, 2012 and 2011, impairment charges totaled $0.8 million and $19.4 million, respectively.

Of the remaining $382.3 million carrying value of communities which were determined not to be impaired at March 31, 2012, the largest concentrations were in Illinois (19%), California (19%), Florida (11%), Arizona (10%) and Texas (7%). It is possible that our estimate of undiscounted cash flows from these communities may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to develop the lots and construct the homes. If conditions in the broader economy, homebuilding industry or specific markets in which we operate worsen, and as we re-evaluate specific community pricing and incentives, construction and development plans, and our overall land sale strategies, we may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges.

During the three-month periods ended March 31, 2012 and 2011, we wrote off $0.5 million and $1.3 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts which are not expected to be acquired. During the six-month periods ended March 31, 2012 and 2011, we wrote off $1.4 million and $3.3 million, respectively, of these deposits and costs. At March 31, 2012, outstanding earnest money deposits associated with our portfolio of land and lot option purchase contracts totaled $20.1 million.

In the three and six-month periods ended March 31, 2012, inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 10 basis points, compared to 200 basis points and 150 basis points, respectively, in the same periods of 2011.

	Inventory Impairments and Land Option Cost Write-offs
	Three Months Ended March 31,
	2012			2011
	Inventory Impairments	Land Option Cost Write-offs (Recoveries)	Total	Inventory Impairments	Land Option Cost Write-offs	Total
	(In millions)
East	$0.1	$0.3	$0.4	$1.9	$0.2	$2.1
Midwest	—	—	—	—	0.1	0.1
Southeast	0.2	(0.1)	0.1	4.1	0.6	4.7
South Central	—	0.2	0.2	0.2	0.1	0.3
Southwest	—	(0.1)	(0.1)	—	0.1	0.1
West	—	0.2	0.2	6.8	0.2	7.0

	$0.3	$0.5	$0.8	$13.0	$1.3	$14.3

	Six Months Ended March 31,
	2012			2011
	Inventory Impairments	Land Option Cost Write-offs (Recoveries)	Total	Inventory Impairments	Land Option Cost Write-offs	Total
	(In millions)
East	$0.2	$0.6	$0.8	$1.9	$0.2	$2.1
Midwest	—	0.2	0.2	—	0.5	0.5
Southeast	0.6	—	0.6	4.7	0.6	5.3
South Central	—	0.2	0.2	0.2	0.2	0.4
Southwest	—	(0.1)	(0.1)	2.2	0.1	2.3
West	—	0.5	0.5	10.4	1.7	12.1

	$0.8	$1.4	$2.2	$19.4	$3.3	$22.7

	Carrying Values of Communities Evaluated for Impairment
	at March 31, 2012
		Communities Evaluated for Impairment		Analysis of Communities with Impairment Charges Recorded at March 31, 2012
	Total Number of Communities (1)	Number of Communities (1)	Carrying Value	Number of Communities (1)	Inventory Carrying Value Prior to Impairment	Fair Value
	(Values in millions)
East	228	14	$64.6	1	$0.2	$0.1
Midwest	64	8	92.3	—	—	—
Southeast	371	20	58.4	2	0.7	0.5
South Central	326	8	27.3	—	—	—
Southwest	67	6	39.2	—	—	—
West	193	13	101.4	—	—	—

	1,249	69	$383.2	3	$0.9	$0.6

	Carrying Values of Communities Evaluated for Impairment
	at September 30, 2011
		Communities Evaluated for Impairment		Analysis of Communities with Impairment Charges Recorded at September 30, 2011
	Total Number of Communities (1)	Number of Communities (1)	Carrying Value	Number of Communities (1)	Inventory Carrying Value Prior to Impairment	Fair Value
	(Values in millions)
East	214	13	$65.1	3	$6.7	$5.3
Midwest	62	7	70.6	—	—	—
Southeast	344	18	59.7	4	17.1	11.1
South Central	309	9	30.6	—	—	—
Southwest	71	13	48.3	4	8.5	6.3
West	181	19	117.2	2	4.8	4.2

	1,181	79	$391.5	13	$37.1	$26.9

(1)	A community may consist of land held for development, residential land and lots developed and under development, and construction in progress and finished homes. A particular community often includes inventory in more than one category. Further, a community may contain multiple parcels with varying product types (e.g. entry level and move-up single family detached, as well as attached product types). Some communities have no homes under construction, finished homes, or current home sales efforts or activity.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 3% to $127.5 million and 2% to $246.5 million in the three and six months ended March 31, 2012, compared to the same periods of 2011, while the number of homes closed increased 21% and 17%, respectively. As a percentage of homebuilding revenues, SG&A expense decreased 320 basis points to 13.6% and 260 basis points to 13.5% in the three and six-month periods ended March 31, 2012, respectively, from 16.8% and 16.1% in the comparable periods of 2011. The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 63% of SG&A costs in the three and six-month periods ended March 31, 2012, and 57% and 58%, respectively, in the comparable periods of fiscal 2011. These costs increased by 16% to $80.6 million and by 12% to $156.5 million in the three and six months ended March 31, 2012, respectively, primarily due to an increase in the level of incentive compensation, the effects of which were partially offset by a decline in the number of employees. Our homebuilding operations employed approximately 2,450 and 2,560 employees at March 31, 2012 and 2011, respectively. A reduction in advertising costs also contributed to the decline in SG&A expenses as a percentage of homebuilding revenues.

Our homebuilding SG&A expense as a percentage of revenues can vary significantly between quarters, depending largely on the fluctuations in quarterly revenue levels. We attempt to adjust our SG&A infrastructure to support our expected closings volume; however, we cannot make assurances that our actions will permit us to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

Homebuilding interest costs are incurred on our homebuilding debt outstanding during the period. Comparing the three and six months ended March 31, 2012 with the same periods of 2011, interest incurred related to homebuilding debt decreased 17% to $28.1 million and 19% to $56.1 million, respectively, primarily due to decreases of 21% and 22% in our average homebuilding debt.

We capitalize homebuilding interest to inventory during active development and construction. Our inventory under active development and construction is currently lower than our debt level; therefore, a portion of our interest incurred is expensed. We expensed $5.5 million and $12.5 million of homebuilding interest during the three and six-month periods ended March 31, 2012, respectively, compared to $14.7 million and $31.0 million of interest in the same periods of 2011. The reduction in interest expensed in the current year periods is primarily a result of a decline in interest incurred during the periods. Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, declined to 2.8% of total home and land/lot cost of sales in the three and six months ended March 31, 2012, respectively, from 3.2% in the same periods of 2011 as a result of more home closings on recently acquired finished lots and decreases in construction times over the past year.

Gain/Loss on Early Retirement of Debt

We retired no senior notes during the three months ended March 31, 2012 and retired $10.8 million principal amount of our senior notes prior to their maturity during the six months ended March 31, 2012, compared to $64.7 million and $127.2 million in the same periods of 2011. As a result of the early retirement of these notes, we recognized a net gain of $0.1 million in the six months ended March 31, 2012 and a net loss of $2.7 million and $4.2 million in three and six months ended March 31, 2011, respectively. These amounts represent the difference between the principal amount of the notes and the aggregate purchase price, after the write-off of any unamortized discounts and fees.

Other Income

Other income, net of other expenses, associated with homebuilding activities was $3.2 million and $5.5 million in the three and six months ended March 31, 2012, respectively, compared to $3.4 million and $5.6 million in the same periods of 2011. Major components of other income in all four periods were interest income and rental income.

Homebuilding Results by Reporting Region

	000,000.00	000,000.00	000,000.00	000,000.00	000,000.00	000,000.00
	Three Months Ended March 31,
	2012			2011
	Homebuilding Revenues	Homebuilding Income (Loss) Before Income Taxes (1)	% of Region Revenues	Homebuilding Revenues	Homebuilding Income (Loss) Before Income Taxes (1)	% of Region Revenues
	(In millions)
East	$133.6	$3.6	2.7%	$93.5	$(8.1)	(8.7)%
Midwest	71.7	(1.0)	(1.4)%	54.9	(8.5)	(15.5)%
Southeast	213.2	8.7	4.1%	141.8	(11.9)	(8.4)%
South Central	259.8	13.0	5.0%	228.1	6.4	2.8%
Southwest	55.6	2.6	4.7%	50.0	1.1	2.2%
West	201.7	7.7	3.8%	164.8	(11.4)	(6.9)%

	$935.6	$34.6	3.7%	$733.1	$(32.4)	(4.4)%

	000,000.00	000,000.00	000,000.00	000,000.00	000,000.00	000,000.00
	Six Months Ended March 31,
	2012			2011
	Homebuilding Revenues	Homebuilding Income (Loss) Before Income Taxes (1)	% of Region Revenues	Homebuilding Revenues	Homebuilding Income (Loss) Before Income Taxes (1)	% of Region Revenues
	(In millions)
East	$252.4	$6.2	2.5%	$194.3	$(12.6)	(6.5)%
Midwest	129.4	(8.1)	(6.3)%	112.7	(13.2)	(11.7)%
Southeast	410.0	15.5	3.8%	290.6	(13.8)	(4.7)%
South Central	526.5	28.4	5.4%	457.9	11.1	2.4%
Southwest	109.6	4.7	4.3%	108.1	(2.0)	(1.9)%
West	393.3	13.0	3.3%	336.5	(26.1)	(7.8)%

	$1,821.2	$59.7	3.3%	$1,500.1	$(56.6)	(3.8)%

(1)	Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating our corporate office. The amortization of capitalized interest and property taxes is allocated to each segment based on the segment’s revenue, while interest expense and those expenses associated with the corporate office are allocated to each segment based on the segment’s inventory balances.

East Region — Homebuilding revenues increased 43% and 30% in the three and six months ended March 31, 2012, respectively, from the comparable periods of 2011, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. The largest increases in closings volume occurred in our Baltimore, Greenville, and Raleigh/Durham markets. The region reported pre-tax income of $3.6 million and $6.2 million in the three and six months ended March 31, 2012, respectively, compared to pre-tax losses of $8.1 million and $12.6 million for the same periods of 2011, primarily as a result of increases in revenues and gross profit. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased 230 and 260 basis points in the three and six months ended March 31, 2012, respectively, compared to the same periods of 2011. Although total SG&A expenses in the current year periods were consistent with the prior year periods, they decreased as a percentage of homebuilding revenues by 530 and 380 basis points in the three and six months ended March 31, 2012, respectively, due to the increases in revenues.

Midwest Region — Homebuilding revenues increased 31% and 15% in the three and six months ended March 31, 2012, respectively from the comparable periods of 2011, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. The largest increases in closings volume occurred in our Colorado markets. The region reported pre-tax losses of $1.0 million and $8.1 million in the three and six months ended March 31, 2012, respectively, compared to pre-tax losses of $8.5 million and $13.2 million for the same periods of 2011, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 810 and 140 basis points in the three and six months ended March 31, 2012, respectively, compared to the same periods of 2011. The increase in the three months ended March 31, 2012 was largely due to a construction defect settlement in the Denver market that reduced home sales gross profit in the prior year quarter. Although total SG&A expenses in the current year periods increased slightly from the prior year periods, they decreased as a percentage of homebuilding revenues by 370 and 180 basis points in the three and six months ended March 31, 2012, respectively, due to the increases in revenues.

Southeast Region — Homebuilding revenues increased 50% and 41% in the three and six months ended March 31, 2012, respectively, from the comparable periods of 2011, due to an increase in the number of homes closed in the majority of the region’s markets. The largest increases in closings volume occurred in our Orlando, Birmingham and northern Florida markets. The region reported pre-tax income of $8.7 million and $15.5 million in the three and six months ended March 31, 2012, respectively, compared to pre-tax losses of $11.9 million and $13.8 million for the same periods of 2011, primarily as a result of increases in revenues and gross profit. Gross profit in the prior year periods was reduced by inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $4.7 million and $5.3 million in the three and six-month periods, respectively. Home sales gross profit percentage increased 230 and 50 basis points in the three and six months ended March 31, 2012, respectively, compared to the same periods of 2011. The increase in the three-month period was aided by a decrease in warranty costs in our Orlando and Pensacola markets. Although total SG&A expenses in the current year periods were consistent with the prior year periods, they decreased as a percentage of homebuilding revenues by 530 and 420 basis points in the three and six months ended March 31, 2012, respectively, due to the increases in revenues.

South Central Region — Homebuilding revenues increased 14% and 15% in the three and six months ended March 31, 2012, respectively from the comparable periods of 2011, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. The largest increases in closings volume occurred in our Dallas and Houston markets. The region reported pre-tax income of $13.0 million and $28.4 million in the three and six months ended March 31, 2012, respectively, compared to pre-tax income of $6.4 million and $11.1 million for the same periods of 2011, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 140 basis points in both the three and six months ended March 31, 2012, compared to the same periods of 2011. Total SG&A expenses increased in both the three and six-month periods, compared to the respective period in the prior year. As a percentage of homebuilding revenues, SG&A expenses increased by 40 basis points and decreased by 30 basis points in the three and six months ended March 31, 2012, respectively. The increase in the three-month period was due to an increase in litigation expenses during the period.

Southwest Region — Homebuilding revenues increased 11% in the three months ended March 31, 2012, from the comparable period of 2011, due to an increase in the number of homes closed in the Phoenix market. Homebuilding revenues were essentially unchanged in the six months ended March 31, 2012, from the comparable period of 2011. The region reported pre-tax income of $2.6 million and $4.7 million in the three and six months ended March 31, 2012, respectively, compared to pre-tax income of $1.1 million and a pre-tax loss of $2.0 million for the same periods of 2011. The improved results for both periods were aided by a decrease in total SG&A expenses. Also, in the six-month period, there was a reduction in inventory impairment charges and earnest money and pre-acquisition cost write-offs. As a percentage of homebuilding revenues, SG&A expenses decreased by 250 and 170 basis points in the three and six months ended March 31, 2012, respectively, due to the increases in revenues in the three-month period and the reduction in total SG&A in both the three and six-month periods.

West Region — Homebuilding revenues increased 22% and 17% in the three and six months ended March 31, 2012, respectively from the comparable periods of 2011, due to an increase in the number of homes closed as well as an increase in the average selling price. The largest increases in closings volume occurred in our Seattle and Salt Lake City markets. The region reported pre-tax income of $7.7 million and $13.0 million in the three and six months ended March 31, 2012, respectively, compared to pre-tax losses of $11.4 million and $26.1 million for the same periods of 2011, primarily as a result of increases in revenues, gross profit and reductions in SG&A. The improvement in gross profit was due to an increase in home sales gross profit percentage for the six-month period, and was also the result of fewer inventory impairment charges and earnest money and pre-acquisition cost write-offs, which were $0.2 million and $0.5 million in the three and six months ended March 31, 2012, respectively, compared to $7.0 million and $12.1 million for the same periods of 2011. Home sales gross profit percentage decreased 80 basis points and increased 150 basis points in the three and six months ended March 31, 2012, respectively, compared to the same periods of 2011. As a result of the decrease in total SG&A expenses and increased revenues, SG&A expenses as a percentage of homebuilding revenues decreased by 480 and 390 basis points in the three and six months ended March 31, 2012, respectively, as compared to the same periods in the prior year.

LAND AND LOT POSITION AND HOMES IN INVENTORY

The following is a summary of our land and lot position and homes in inventory at March 31, 2012 and September 30, 2011:

	As of March 31, 2012				As of September 30, 2011
	Land/Lots Owned	Lots Controlled Under Lot Option and Similar Contracts (1)	Total Land/Lots Owned and Controlled	Homes in Inventory	Land/Lots Owned	Lots Controlled Under Lot Option and Similar Contracts (1)	Total Land/Lots Owned and Controlled	Homes in Inventory

East	10,400	5,100	15,500	1,400	9,900	4,700	14,600	1,300

Midwest	4,900	900	5,800	700	5,300	500	5,800	600

Southeast	22,500	11,900	34,400	2,800	22,500	9,200	31,700	2,600

South Central	22,000	13,100	35,100	3,600	21,700	9,700	31,400	3,500

Southwest	5,100	1,200	6,300	800	5,300	1,100	6,400	900

West	21,500	2,600	24,100	1,800	21,100	1,700	22,800	1,600

	86,400	34,800	121,200	11,100	85,800	26,900	112,700	10,500

	71%	29%	100%		76%	24%	100%

(1)	Excludes approximately 4,400 and 8,000 lots at March 31, 2012 and September 30, 2011, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contract has yet to be terminated. We have reserved the deposits related to these contracts.

At March 31, 2012, we owned or controlled approximately 121,200 lots, compared to approximately 112,700 lots at September 30, 2011. Of the 121,200 total lots, we controlled approximately 34,800 lots (29%), with a total remaining purchase price of approximately $1.2 billion, through land and lot option purchase contracts with a total of $20.1 million in earnest money deposits. At March 31, 2012, approximately 22,600 of our owned lots were finished.

We had a total of approximately 11,100 homes in inventory, including approximately 1,100 model homes at March 31, 2012, compared to approximately 10,500 homes in inventory, including approximately 1,100 model homes at September 30, 2011. Of our total homes in inventory, approximately 5,500 and 5,600 were unsold at March 31, 2012 and September 30, 2011, respectively. At March 31, 2012, approximately 2,200 of our unsold homes were completed, of which approximately 500 homes had been completed for more than six months. At September 30, 2011, approximately 2,800 of our unsold homes were completed, of which approximately 600 homes had been completed for more than six months.

Our strategy has been to take advantage of market opportunities by entering into new lot option contracts to purchase finished lots in selected communities to potentially increase sales volumes and profitability. We will attempt to renegotiate existing lot option contracts as necessary to reduce our lot costs and better match the scheduled lot purchases with new home demand in each community. We are also selectively increasing our investments in land acquisition, land development and housing inventory to meet housing demand and expand our operations in desirable markets. We also manage our inventory of homes under construction by selectively starting construction on unsold homes to capture new home demand, while monitoring the number and aging of unsold homes and aggressively marketing our unsold, completed homes in inventory.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and six months ended March 31, 2012 and 2011:

	Three Months Ended March 31,			Six Months Ended March 31,
	2012	2011	% Change	2012	2011	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	2,532	2,152	18%	4,990	4,410	13%
Number of homes closed by D.R. Horton	4,240	3,516	21%	8,358	7,153	17%
DHI Mortgage capture rate	60%	61%		60%	62%

Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	2,542	2,169	17%	5,011	4,450	13%
Total number of loans originated or brokered by DHI Mortgage	3,095	2,503	24%	6,064	5,269	15%
Captive business percentage	82%	87%		83%	84%

Loans sold by DHI Mortgage to third parties	3,021	2,400	26%	6,046	5,404	12%

	Three Months Ended March 31,			Six Months Ended March 31,
	2012	2011	% Change	2012	2011	% Change
	(In millions)
Loan origination fees	$4.4	$3.7	19%	$8.8	$7.8	13%
Sale of servicing rights and gains from sale of mortgages	16.0	11.3	42%	27.8	23.9	16%
Recourse expense	(1.1)	(2.5)	(56)%	(2.7)	(4.2)	(36)%

Sale of servicing rights and gains from sale of mortgages, net	14.9	8.8	69%	25.1	19.7	27%
Other revenues	1.7	1.9	(11)%	3.3	4.3	(23)%
Reinsurance expense	(0.7)	(0.6)	17%	(1.2)	(1.2)	— %

Other revenues, net	1.0	1.3	(23)%	2.1	3.1	(32)%

Total mortgage operations revenues	20.3	13.8	47%	36.0	30.6	18%
Title policy premiums, net	5.3	4.2	26%	10.6	8.6	23%

Total revenues	25.6	18.0	42%	46.6	39.2	19%
General and administrative expense	19.6	18.2	8%	38.5	37.1	4%
Interest expense	0.8	0.1	700%	1.7	0.4	325%
Interest and other (income)	(2.5)	(1.9)	32%	(5.4)	(4.2)	29%

Income before income taxes	$7.7	$1.6	381%	$11.8	$5.9	100%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues (1)
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Recourse and reinsurance expense	6.6%	14.7%	7.7%	12.1%
General and administrative expense	71.5%	86.3%	76.2%	83.2%
Interest expense	2.9%	0.5%	3.4%	0.9%
Interest and other (income)	(9.1)%	(9.0)%	(10.7)%	(9.4)%
Income before income taxes	28.1%	7.6%	23.4%	13.2%

(1)	Excludes the effects of recourse and reinsurance charges on financial services revenues

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three and six-month periods ended March 31, 2012, total first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 18% and 13%, respectively, reflecting increases of 21% and 17% in the number of homes closed by our homebuilding operations. The percentage increases in loans originated were lower than the percentage increases in the number of homes closed due to slight decreases in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) to 60% in the three and six-month periods ended March 31, 2012, from 61% and 62%, respectively, in the comparable prior year periods.

Home closings from our homebuilding operations constituted 82% and 83% of DHI Mortgage loan originations in the three and six-month periods ended March 31, 2012, respectively, compared to 87% and 84% in the comparable periods of 2011. These rates reflect DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations.

The number of loans sold to third-party purchasers increased by 26% and 12% in the three and six months ended March 31, 2012, respectively, from the comparable periods of 2011. Virtually all of the mortgage loans originated during the six months ended March 31, 2012 and mortgage loans held for sale on March 31, 2012 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae). Approximately 74% of the mortgage loans sold by DHI Mortgage during the six months ended March 31, 2012 were sold to one major financial institution pursuant to a loan purchase agreement. We have been negotiating with other institutions to establish additional loan purchase options. If we are unable to sell mortgage loans to additional purchasers on attractive terms, our ability to originate and sell mortgage loans at competitive prices could be limited, which would negatively affect profitability.

Financial Services Revenues and Expenses

Revenues from the financial services segment increased 42% and 19%, to $25.6 million and $46.6 million in the three and six months ended March 31, 2012, from $18.0 million and $39.2 million in the comparable periods of 2011. The volume of loans sold increased 26% and 12% in the three and six months ended March 31, 2012 and revenues from the sale of servicing rights and gains from sale of mortgages increased 42% and 16%, respectively. Loan sale revenue increased at a higher rate than loan sale volume primarily due to the period-over-period increase in loan origination volume and the resulting increase in closed loans and interest rate lock commitments (IRLCs) subject to fair value measurement. Loan origination fees increased 19% and 13%, reflecting the increases in the number of loans originated of 24% and 15% during the same periods.

Charges related to recourse obligations were $1.1 million and $2.7 million in the three and six-month periods ended March 31, 2012, respectively, compared to $2.5 million and $4.2 million in the same periods of 2011. The calculation of our required repurchase loss reserve is based upon an analysis of repurchase requests received, our actual repurchases and losses through the disposition of such loans or requests, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional recourse expense may be incurred. Additionally, a subsidiary of ours reinsured a portion of the private mortgage insurance written on loans originated by DHI Mortgage in prior years. Charges to increase reserves for expected losses on the reinsured loans were $0.7 million and $1.2 million in the three and six-month periods ended March 31, 2012, respectively, compared to $0.6 million and $1.2 million in the same periods of 2011.

Financial services general and administrative (G&A) expense increased 8% and 4%, to $19.6 million and $38.5 million in the three and six months ended March 31, 2012, respectively, from the comparable periods of 2011. As a percentage of financial services revenues (excluding the effects of recourse and reinsurance expense), G&A expense was 71.5% and 76.2% in the three and six-month periods ended March 31, 2012, respectively, decreasing from 86.3% and 83.2% in the comparable periods of 2011. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur as some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

RESULTS OF OPERATIONS - CONSOLIDATED

Income (Loss) before Income Taxes

Income before income taxes for the three and six months ended March 31, 2012 was $42.3 million and $71.5 million, respectively, compared to losses before income taxes of $30.8 million and $50.7 million for the same periods of 2011. The difference in our operating results for the current year periods compared to a year ago is primarily due to a higher volume of homes closed which resulted in higher revenues, a higher gross profit margin, lower SG&A expenses as a percentage of revenues and lower interest expense.

Income Taxes

Our income tax expense attributable to continuing operations for the three and six months ended March 31, 2012 was $1.7 million and $3.2 million, respectively, compared to a benefit from income taxes of $58.6 million and $58.1 million in the same periods of the prior year. Our income tax expense in the current year periods is due to federal alternative minimum tax and state income taxes. The benefit from income taxes in the prior year periods was due to us receiving a favorable result from the Internal Revenue Service (IRS) on a ruling request concerning capitalization of inventory costs, allowing us to reduce our unrecognized tax benefits and corresponding interest by $59.2 million. We do not have meaningful effective tax rates in these periods because our net deferred tax assets are offset fully by a valuation allowance.

At March 31, 2012 and September 30, 2011, we had net deferred tax assets of $816.4 million and $848.5 million, respectively, offset by valuation allowances of $816.4 million and $848.5 million, respectively. The realization of our deferred tax assets ultimately depends upon the existence of sufficient taxable income in future periods. We continue to analyze both positive and negative evidence in determining the need for a valuation allowance with respect to our deferred tax assets. A significant part of the negative evidence we consider is our three-year cumulative pre-tax loss position, which has declined from $445 million at September 30, 2011 to $209 million at March 31, 2012, and is largely the result of pre-tax losses incurred in fiscal 2009 as we were profitable in fiscal 2010 and 2011. If our current business trends continue, we expect to be out of the three-year cumulative pre-tax loss position before September 30, 2012. Other negative evidence supporting the need for a valuation allowance that we consider in our analysis is the overall weakness in the economy and the housing market and tight mortgage lending standards. As the amount of negative evidence has declined over the past twelve months, a growing amount of positive evidence has developed related to our financial results. We have generated pre-tax income for four consecutive quarters totaling $134.2 million, and we generated more pre-tax income in the current quarter than in any of the three previous quarters. We closed 4,240 homes and earned $42.3 million of pre-tax income during the three months ended March 31, 2012 and closed 8,358 homes and earned $71.5 million of pre-tax income during the six months ended March 31, 2012. The value of our net sales orders for the quarter and the value of our sales order backlog at March 31, 2012 increased 28% and 25%, respectively, compared to the prior year. Based on our sales order backlog of 6,189 homes at March 31, 2012 and our current sales pace, we expect to close more homes in the second half of fiscal 2012 than in the first half, and we expect to continue generating pre-tax income.

If homebuilding industry conditions and our business remain stable and additional positive evidence develops, we believe there could be sufficient positive evidence to support a conclusion that we will generate sufficient taxable income in future periods to realize our deferred tax asset, which would allow us to significantly reduce the valuation allowance at some point during the next few quarters.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position.

We had income taxes receivable of $12.9 million and $12.4 million at March 31, 2012 and September 30, 2011, respectively, that relates to a federal tax refund we expect to receive.

During the second quarter of 2012, after concluding its audit of our fiscal year ended 2006 and 2007 tax returns, the IRS submitted its report to the U.S. Congressional Joint Committee on Taxation (Committee). We expect the review and approval from the Committee will be completed during the current fiscal year at which time we will receive the $12.9 million income taxes receivable.

A reduction of $3.3 million in the amount of unrecognized tax benefits and accrued interest is reasonably possible within the current fiscal year.

CAPITAL RESOURCES AND LIQUIDITY

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. During the past few years, we generated cash flows through reductions in assets, income tax refunds and profitable operations. These cash flows allowed us to increase our liquidity and strengthen our balance sheet, providing us with the operational flexibility to invest in market opportunities and adjust to changing homebuilding market conditions. We intend to maintain adequate liquidity and balance sheet strength, and we regularly evaluate opportunities to access the capital markets as they become available.

At March 31, 2012, our ratio of net homebuilding debt to total capital was 18.9%, compared to 18.7% at March 31, 2011 and 18.0% at September 30, 2011. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash and marketable securities divided by total capital net of cash and marketable securities (homebuilding notes payable net of cash and marketable securities plus total equity). In the near term, we intend to maintain a ratio of net homebuilding debt to total capital below our historic target operating range of 45%. However, future period-end net homebuilding debt to total capital ratios may be higher than the 18.9% ratio achieved at March 31, 2012.

We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its obligation under its repurchase agreement is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include our homebuilding cash and marketable securities as a reduction of our homebuilding debt and total capital. For comparison to our ratios of net homebuilding debt to capital above, at March 31, 2012 and 2011, and at September 30, 2011, our ratios of homebuilding debt to total capital, without netting cash and marketable securities balances, were 37.1%, 42.9% and 37.7%, respectively.

We believe that our existing cash resources and our mortgage repurchase facility provide sufficient liquidity to fund our near-term working capital needs and debt obligations. We regularly assess our projected capital requirements to fund future growth in our business, repay our longer-term debt obligations, and support our other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. As market conditions permit, we may issue new debt or equity securities through the public capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity.

Homebuilding Capital Resources

Cash and Cash Equivalents — At March 31, 2012, we had available homebuilding cash and cash equivalents of $662.2 million.

Marketable Securities — At March 31, 2012, we had marketable securities of $299.1 million. Our marketable securities consist of U.S. Treasury securities, government agency securities, corporate debt securities and certificates of deposit.

Secured Letter of Credit Agreements — We have secured letter of credit agreements which require us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At March 31, 2012 and September 30, 2011, the amount of cash restricted for this purpose totaled $39.0 million and $47.5 million, respectively, and is included in homebuilding restricted cash on our consolidated balance sheets.

Public Unsecured Debt — The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At March 31, 2012, we were in compliance with all of the limitations and restrictions that form a part of the public debt obligations.

Shelf Registration Statement — We have an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities which we may issue from time to time in amounts to be determined.

Financial Services Capital Resources

Cash and Cash Equivalents — At March 31, 2012, the amount of financial services cash and cash equivalents was $17.6 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. In March 2012, the mortgage repurchase facility was renewed and amended. The committed capacity of the facility remains at $180 million, but the capacity can be increased to $225 million. Increases in borrowing capacity in excess of $180 million are provided on an uncommitted basis and at a higher borrowing cost than committed borrowings. Additionally, the term of the facility was extended to March 3, 2013.

As of March 31, 2012, $243.8 million of mortgage loans held for sale were pledged under the mortgage repurchase facility. These mortgage loans had a collateral value of $230.4 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $66.6 million, DHI Mortgage had an obligation of $163.8 million outstanding under the mortgage repurchase facility at March 31, 2012 at a 2.8% annual interest rate.

The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At March 31, 2012, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the six months ended March 31, 2012, we used $82.6 million of cash in our operating activities, compared to $21.1 million in the prior year period, which reflects cash used to invest in additional land and lot inventory, as well as to increase homes under construction to support the seasonal increase in our sales during the spring and early summer.

We have a substantial amount of liquidity resulting from the net cash provided by our operating activities during the past few years. This liquidity gives us the flexibility to determine the appropriate operating strategy for each of our communities and to take advantage of opportunities in the market. Over the past several years, we have purchased or contracted to purchase finished lots in most of our markets to potentially increase sales and home closing volumes, while we have generally limited our purchases of undeveloped land and our development spending on land we own to smaller projects or phases which yield finished lot quantities in line with expected near-term home production. As our sales demand improves, we expect to use cash from operations to increase our homes in inventory, and we expect to increase our use of cash from operations to selectively invest in land acquisition, land development and housing inventory opportunities to meet housing demand and expand our operations in desirable markets.

Investing Cash Flow Activities

In the six months ended March 31, 2012, net cash used in our investing activities was $2.4 million, compared to $2.3 million provided by our investing activities in the prior year period. During the current year period, $162.8 million was used to purchase marketable securities, and proceeds from the sale or maturity of securities during the period totaled $157.5 million. In the prior year period, $185.9 million was used to purchase marketable securities, and proceeds from the sale or maturity of securities totaled $187.7 million. Additionally, in the six months ended March 31, 2012 and 2011, we used $5.5 million and $8.2 million, respectively, to invest in purchases of property and equipment, primarily model home furniture and office equipment. These purchases are generally not significant relative to our total assets or cash flows. Also affecting our investing cash flows are changes in restricted cash, which decreased $8.4 million and $8.7 million in the six months ended March 31, 2012 and 2011, respectively. Changes in restricted cash are primarily due to fluctuations in the balance of our outstanding letters of credit.

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

During the six months ended March 31, 2012, we repurchased $10.8 million principal amount of our 6.5% senior notes due 2016 for an aggregate purchase price of $10.6 million, plus accrued interest. During the six months ended March 31, 2011, we repurchased a total of $127.2 million principal amount of various issues of senior notes for an aggregate purchase price of $131.0 million, plus accrued interest.

During the three months ended March 31, 2012, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on February 21, 2012 to stockholders of record on February 10, 2012. In April 2012, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on May 22, 2012 to stockholders of record on May 8, 2012. Quarterly cash dividends of $0.0375 per common share were declared in the comparable quarters of fiscal 2011. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions.

Changes in Capital Structure

On August 1, 2011, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2012. At March 31, 2012, $412.1 million of the debt authorization was remaining and all of the common stock authorization was remaining.

In recent years, our primary non-operating use of available capital has been to repay debt, and in fiscal 2011 we also made limited stock repurchases. We regularly evaluate our alternatives for future non-operating uses of our available capital, including debt repayments, dividend payments or common stock repurchases, while considering the overall level of our cash balances needed to support our operations and our balance sheet leverage and liquidity targets. As our sales demand improves, we expect our operating uses of capital to increase and our debt repayments to decrease as compared to the past several years.

We also regularly assess our projected capital requirements to fund future growth in our business, repay our longer-term debt obligations, and support our other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. As market conditions permit, we may issue new debt or equity securities through the public capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity.

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

At March 31, 2012, our homebuilding operations had outstanding letters of credit of $38.9 million, all of which were cash collateralized, and surety bonds of $666.1 million, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Within the land and lot option purchase contracts at March 31, 2012, there were a limited number of contracts, representing $11.1 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Further discussion of our land option contracts is provided in the “Land and Lot Position and Homes in Inventory” section included herein.

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

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

—	the continuing downturn in the homebuilding industry, including further deterioration in industry or broader economic conditions;

—	constriction of the credit markets, which could limit our ability to access capital and increase our costs of capital;

—	the reduction in availability of mortgage financing, increases in mortgage interest rates and the effects of government programs;

—	the limited success of our strategies in responding to adverse conditions in the industry;

—	the impact of an inflationary or deflationary environment;

—	changes in general economic, real estate and other business conditions;

—	the risks associated with our inventory ownership position in changing market conditions;

—	supply risks for land, materials and labor;

—	changes in the costs of owning a home;

—	the effects of governmental regulations and environmental matters on our homebuilding operations;

—	the effects of governmental regulation on our financial services operations;

—	the uncertainties inherent in home warranty and construction defect claims matters;

—	our substantial debt and our ability to comply with related debt covenants, restrictions and limitations;

—	competitive conditions within our industry;

—	our ability to effect any future growth strategies successfully;

—	our ability to realize our deferred income tax asset;

—	our ability to utilize our tax losses, which could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code; and

—	information technology failures and data security breaches.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in current earnings. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in current earnings, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans and the fair value change, which for the three and six months ended March 31, 2012 and 2011 was not significant, is recognized in current earnings. At March 31, 2012, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $251.0 million. Uncommitted IRLCs totaled a notional amount of approximately $197.3 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $73.6 million at March 31, 2012.

The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2012. The interest rate for our variable rate debt represents the interest rate on our mortgage repurchase facility. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Six Months Ending September 30,	Fiscal Year Ending September 30,							Fair value at March 31,
	2012	2013	2014	2015	2016	2017	Thereafter	Total	2012
	(dollars in millions)
Debt:

Fixed rate	$7.0	$171.7	$783.8	$157.7	$542.9	$—	$—	$1,663.1	$1,887.2

Average interest rate	8.5%	7.0%	8.3%	5.4%	6.4%	—	—	7.2%

Variable rate	$163.8	$—	$—	$—	$—	$—	$—	$163.8	$163.8

Average interest rate	2.8%	—	—	—	—	—	—	2.8%

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2011, the Wage and Hour Division (“WHD”) of the U.S. Department of Labor notified the Company that it was initiating an investigation to determine the Company's compliance with the Fair Labor Standards Act ("FLSA") and, to the extent applicable, other laws enforced by WHD. The Company believes that its business practices are in compliance with the FLSA and other applicable laws enforced by WHD. At this time, the Company cannot predict the outcome of this investigation, nor can it reasonably estimate the potential costs that may be associated with its eventual resolution. Consequently, the Company has not recorded any associated liabilities in the accompanying balance sheet.

ITEM 1A.  RISK FACTORS

In addition to the risk factors previously identified in our annual report on Form 10-K for the year ended September 30, 2011, we add the following risk factor related to information technology.

Information technology failures and data security breaches could harm our business.

We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced security breaches, cyberattacks, significant systems failures and electrical outages in the past. A material network breach in the security of our information technology systems could include the theft of customer, employee or company data. In February 2012, we experienced a software security breach by unknown external sources in our Internet Loan Prequalification System, which could have resulted in some of our customers’ personal data being compromised. We have investigated the breach with the assistance of information technology security experts, and we are working with local and federal law enforcement to aid in their investigation of the breach. Our investigations thus far have produced no evidence that any of our customers’ data was actually accessed or exported from our systems. A security breach such as the one we recently experienced or a significant and extended disruption in the functioning of our information technology systems could damage our reputation and cause us to lose customers, adversely impact our sales and revenue and require us to incur significant expense to address and remediate or otherwise resolve these kinds of issues. The release of confidential information as a result of a security breach may also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our consolidated results of operations or financial position. We may also be required to incur significant costs to protect against damages caused by these information technology failures or security breaches in the future.

ITEM 6.  EXHIBITS

(a)	Exhibits.
3.1

Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992. (1)

	3.2	Amended and Restated Bylaws of the Company. (2)
10.1

Eighth Amendment to Master Repurchase Agreement, dated March 2, 2012 by and between DHI Mortgage Company, Ltd. and U.S. Bank National Association, as Buyer, Administrative Agent and Syndication Agent. (3)

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
101

The following financial statements from D.R. Horton, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 23, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements. (**)

*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 30, 2009, filed with the SEC on August 5, 2009.

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2012, filed with the SEC on March 8, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date: April 23, 2012	By: /s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and
Chief Financial Officer (Principal Financial and
Principal Accounting Officer)