Form 10-Q
period 2012-06-30
HORTON D R INC /DE/
filed 2012-07-27
CIK 882184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Common stock, $.01 par value – 319,295,759 shares as of July 23, 2012

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	September 30, 2011
	(In millions) (Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$884.3	$715.5
Marketable securities, available-for-sale	283.7	297.6
Restricted cash	41.5	49.1
Inventories:
Construction in progress and finished homes	1,573.2	1,369.2
Residential land and lots — developed and under development	1,600.0	1,370.7
Land held for development	688.4	709.8
	3,861.6	3,449.7
Income taxes receivable	12.9	12.4
Deferred income taxes, net of valuation allowance of $78.4 million and $848.5 million at June 30, 2012 and September 30, 2011, respectively	716.7	—
Property and equipment, net	66.7	57.6
Other assets	412.1	398.4
Goodwill	15.9	15.9
	6,295.4	4,996.2
Financial Services:
Cash and cash equivalents	20.6	17.1
Mortgage loans held for sale	295.1	294.1
Other assets	45.9	51.0
	361.6	362.2
Total assets	$6,657.0	$5,358.4
LIABILITIES
Homebuilding:
Accounts payable	$186.3	$154.0
Accrued expenses and other liabilities	842.3	829.8
Notes payable	1,948.6	1,588.1
	2,977.2	2,571.9
Financial Services:
Accounts payable and other liabilities	41.5	46.5
Mortgage repurchase facility	146.7	116.5
	188.2	163.0
Total liabilities	3,165.4	2,734.9
Commitments and contingencies (Note L)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 326,363,223 shares issued and 319,163,152 shares outstanding at June 30, 2012 and 323,243,170 shares issued and 316,043,099 shares outstanding at September 30, 2011	3.3	3.2
Additional paid-in capital	1,964.7	1,917.0
Retained earnings	1,655.0	834.6
Treasury stock, 7,200,071 shares at June 30, 2012 and September 30, 2011, at cost	(134.3)	(134.3)
Accumulated other comprehensive income	—	0.1
Total stockholders’ equity	3,488.7	2,620.6
Noncontrolling interests	2.9	2.9
Total equity	3,491.6	2,623.5
Total liabilities and equity	$6,657.0	$5,358.4
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In millions, except per share data) (Unaudited)
Homebuilding:
Revenues:
Home sales	$1,115.2	$974.5	$2,930.1	$2,468.6
Land/lot sales	1.0	0.9	7.3	6.9
	1,116.2	975.4	2,937.4	2,475.5
Cost of sales:
Home sales	914.6	813.5	2,417.3	2,069.9
Land/lot sales	0.8	0.7	4.0	6.7
Inventory impairments and land option cost write-offs	2.5	9.9	4.7	32.6
	917.9	824.1	2,426.0	2,109.2
Gross profit:
Home sales	200.6	161.0	512.8	398.7
Land/lot sales	0.2	0.2	3.3	0.2
Inventory impairments and land option cost write-offs	(2.5)	(9.9)	(4.7)	(32.6)
	198.3	151.3	511.4	366.3
Selling, general and administrative expense	136.4	113.7	382.9	355.8
Interest expense	6.2	10.1	18.7	41.0
Loss (gain) on early retirement of debt, net	—	6.5	(0.1)	10.7
Other (income)	(2.6)	(1.2)	(8.1)	(6.8)
	58.3	22.2	118.0	(34.4)
Financial Services:
Revenues, net of recourse and reinsurance expense	33.8	23.8	80.4	63.0
General and administrative expense	21.5	19.3	59.9	56.4
Interest expense	0.6	0.3	2.4	0.7
Interest and other (income)	(2.2)	(2.5)	(7.6)	(6.7)
	13.9	6.7	25.7	12.6
Income (loss) before income taxes	72.2	28.9	143.7	(21.8)
Income tax (benefit) expense	(715.6)	0.2	(712.5)	(57.8)
Net income	$787.8	$28.7	$856.2	$36.0
Other comprehensive income (loss), net of income tax:
Unrealized loss related to available-for-sale securities	(0.1)	—	(0.1)	—
Comprehensive income	$787.7	$28.7	$856.1	$36.0
Basic net income per common share	$2.47	$0.09	$2.70	$0.11
Net income per common share assuming dilution	$2.22	$0.09	$2.47	$0.11
Cash dividends declared per common share	$0.0375	$0.0375	$0.1125	$0.1125

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2012	2011
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$856.2	$36.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	14.4	14.9
Amortization of discounts and fees	29.9	27.6
Stock based compensation expense	14.3	9.9
Deferred income taxes	(716.7)	—
(Gain) loss on early retirement of debt, net	(0.1)	10.7
Gain on sale of marketable securities	(0.2)	(0.1)
Inventory impairments and land option cost write-offs	4.7	32.6
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(204.8)	(148.2)
(Increase) decrease in residential land and lots – developed, under development, and held for development	(207.7)	34.7
(Increase) decrease in other assets	(8.6)	39.3
(Increase) decrease in income taxes receivable	(0.5)	2.0
Increase in mortgage loans held for sale	(1.0)	(32.4)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	42.9	(102.3)
Net cash used in operating activities	(177.2)	(75.3)
INVESTING ACTIVITIES
Purchases of property and equipment	(23.8)	(12.8)
Purchases of marketable securities	(188.7)	(259.7)
Proceeds from the sale or maturity of marketable securities	196.8	254.7
Decrease in restricted cash	7.6	3.3
Net cash used in investing activities	(8.1)	(14.5)
FINANCING ACTIVITIES
Proceeds from notes payable	377.6	29.8
Repayment of notes payable	(14.5)	(336.5)
Proceeds from stock associated with certain employee benefit plans	30.3	2.7
Cash dividends paid	(35.8)	(35.9)
Purchase of treasury stock	—	(38.6)
Net cash provided by (used in) financing activities	357.6	(378.5)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	172.3	(468.3)
Cash and cash equivalents at beginning of period	732.6	1,309.3
Cash and cash equivalents at end of period	$904.9	$841.0

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2012

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

Business

The Company is a national homebuilder that is engaged in the construction and sale of single-family housing in 25 states and 73 markets in the United States as of June 30, 2012. The Company designs, builds and sells single-family detached homes on lots it develops and on finished lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs. Periodically, the Company sells land and lots to other developers and homebuilders where it has excess land and lot positions. The Company also provides mortgage financing and title agency services, primarily to its homebuilding customers. The Company generally does not retain or service originated mortgages; rather, it seeks to sell the mortgages and related servicing rights to third-party purchasers.

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012 or subsequent periods.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2012

NOTE B – MARKETABLE SECURITIES

The Company invests a portion of its cash on hand by purchasing marketable securities with maturities in excess of three months. These securities are held in the custody of a single financial institution. The Company considers its investment portfolio to be available-for-sale. Accordingly, these investments are recorded at fair value. The investment portfolio consisted of the following marketable securities at June 30, 2012 and September 30, 2011:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Type of security:
U.S. Treasury securities	$60.8	$—	$(0.1)	$60.7
Obligations of U.S. government agencies	82.7	—	—	82.7
Corporate debt securities issued under the FDIC Temporary Liquidity Guarantee Program	39.3	—	—	39.3
Corporate debt securities	95.9	0.1	—	96.0
Total debt securities	278.7	0.1	(0.1)	278.7
Certificates of deposit	5.0	—	—	5.0
Total marketable securities, available-for-sale	$283.7	$0.1	$(0.1)	$283.7

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Type of security:
U.S. Treasury securities	$16.3	$—	$—	$16.3
Obligations of U.S. government agencies	73.7	0.1	—	73.8
Corporate debt securities issued under the FDIC Temporary Liquidity Guarantee Program	103.7	0.1	—	103.8
Corporate debt securities	98.8	—	(0.1)	98.7
Total debt securities	292.5	0.2	(0.1)	292.6
Certificates of deposit	5.0	—	—	5.0
Total marketable securities, available-for-sale	$297.5	$0.2	$(0.1)	$297.6

Of the $283.7 million in marketable securities at June 30, 2012, $207.7 million mature in the next twelve months and $76.0 million mature in one to two years. Gains and losses realized upon the sale of marketable securities are determined by specific identification and are included in homebuilding other income. The Company’s realized gains related to these sales were $0 and $0.2 million during the three and nine months ended June 30, 2012, respectively, compared to $0 and $0.1 million, respectively, in the same periods of 2011.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2012

NOTE C – INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS

At June 30, 2012, the Company performed its quarterly inventory impairment analysis by reviewing the performance and outlook for all of its communities, utilizing assumptions that reflected the Company’s expectation of continued low overall new home demand and uncertainties in the homebuilding industry and in its markets. The Company evaluated communities with a combined carrying value of $367.4 million for impairment.

The analysis of the majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that the Company does not intend to develop or operate in current market conditions, some increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community, the remaining lives of these communities were estimated to be in a range from six months to in excess of ten years. When a discounted cash flow analysis was prepared for a community, the Company utilized a range of discount rates of 12% to 15%. Through this evaluation process, it was determined that communities with a carrying value of $8.5 million as of June 30, 2012 were impaired. As a result, during the three months ended June 30, 2012, impairment charges of $1.9 million were recorded to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $7.8 million of impairment charges in the same period of 2011. During the nine months ended June 30, 2012 and 2011, impairment charges totaled $2.6 million and $27.2 million, respectively.

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

At June 30, 2012 and September 30, 2011, the Company had $26.0 million and $26.3 million, respectively, of land held for sale, consisting of land held for development and land under development that met the criteria of land held for sale.

During the three months ended June 30, 2012 and 2011, the Company wrote off $0.6 million and $2.1 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts which are not expected to be acquired. During the nine months ended June 30, 2012 and 2011, the Company wrote off $2.1 million and $5.4 million, respectively, of these deposits and costs.

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

Certain option purchase contracts result in the creation of a variable interest in the entity holding the land parcel under option. The current guidance for determining which entity is the primary beneficiary is based on the ability of an entity to control both (1) the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. There were no variable interest entities reported as land inventory not owned in the consolidated balance sheets at June 30, 2012 and September 30, 2011 because the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance.

The maximum exposure to loss related to the Company’s variable interest entities is generally limited to the amounts of the Company’s option deposits. At June 30, 2012 and September 30, 2011, the amounts of option deposits related to these contracts totaled $18.1 million and $13.2 million, respectively, and are included in homebuilding other assets on the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2012

NOTE E – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	June 30, 2012	September 30, 2011
	(In millions)
Homebuilding:
Unsecured:
6.875% senior notes due 2013	$171.7	$171.7
6.125% senior notes due 2014, net	145.4	145.2
2% convertible senior notes due 2014, net	439.5	418.1
5.625% senior notes due 2014, net	137.6	137.5
5.25% senior notes due 2015, net	157.3	157.3
5.625% senior notes due 2016, net	169.6	169.5
6.5% senior notes due 2016, net	372.4	383.1
4.75% senior notes due 2017	350.0	—
Other secured	5.1	5.7
	$1,948.6	$1,588.1
Financial Services:
Mortgage repurchase facility, maturing 2013	$146.7	$116.5

Homebuilding:

On August 1, 2011, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities effective through July 31, 2012. At June 30, 2012, $412.1 million of the authorization was remaining, and no additional debt has been repurchased subsequent to June 30, 2012. On July 25, 2012, the Board of Directors authorized the repurchase of up to $500 million of the Company's debt securities effective through July 31, 2013.

During the nine months ended June 30, 2012, through unsolicited transactions, the Company repurchased $10.8 million principal amount of its 6.5% senior notes due 2016 for an aggregate purchase price of $10.6 million, plus accrued interest. These transactions resulted in a gain on early retirement of debt of $0.1 million, net of unamortized discounts and fees written off.

In May 2012, the Company issued $350 million principal amount of 4.75% senior notes due May 15, 2017, with interest payable semi-annually. The notes represent unsecured obligations of the Company. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs is 5.0%.

The indentures governing the Company’s senior notes impose restrictions on the creation of secured debt and liens. At June 30, 2012, the Company was in compliance with all of the limitations and restrictions that form a part of the public debt obligations.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. In March 2012, the mortgage repurchase facility was renewed and amended. The committed capacity of the facility remains at $180 million; however, the capacity can be increased to $225 million. Increases in borrowing capacity in excess of $180 million are provided on an uncommitted basis and at a higher borrowing cost than committed borrowings. Additionally, the term of the facility was extended to March 3, 2013.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2012

As of June 30, 2012, $251.7 million of mortgage loans held for sale were pledged under the mortgage repurchase facility. These mortgage loans had a collateral value of $238.0 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $91.3 million, DHI Mortgage had an obligation of $146.7 million outstanding under the mortgage repurchase facility at June 30, 2012 at a 2.8% annual interest rate.

The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. At June 30, 2012, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

NOTE F – HOMEBUILDING INTEREST

The Company capitalizes homebuilding interest to inventory during active development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Additionally, the Company writes off a portion of the capitalized interest related to communities for which inventory impairments are recorded. The Company’s inventory under active development and construction was lower than its debt level at June 30, 2012 and 2011; therefore, a portion of the interest incurred is reflected as interest expense.

The following table summarizes the Company’s homebuilding interest costs incurred, capitalized, expensed as interest expense, charged to cost of sales and written off during the three and nine months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Capitalized interest, beginning of period	$81.1	$88.6	$79.2	$91.5
Interest incurred	31.1	31.4	87.2	100.5
Interest expensed:
Directly to interest expense	(6.2)	(10.1)	(18.7)	(41.0)
Amortized to cost of sales	(24.7)	(25.3)	(66.4)	(65.7)
Written off with inventory impairments	(0.1)	(0.2)	(0.1)	(0.9)
Capitalized interest, end of period	$81.2	$84.4	$81.2	$84.4

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

Mortgage Loans Held for Sale
Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At June 30, 2012, mortgage loans held for sale had an aggregate fair value of $295.1 million and an aggregate outstanding principal balance of $286.5 million. At September 30, 2011, mortgage loans held for sale had an aggregate fair value of $294.1 million and an aggregate outstanding principal balance of $284.6 million. During the three months ended June 30, 2012 and 2011, the Company had net gains on sales of loans of $20.7 million and $11.1 million, respectively, which includes the effect of recording recourse expense of $2.0 million and $3.5 million, respectively, as discussed below in “Other Mortgage Loans and Loss Reserves.” During the nine months ended June 30, 2012 and 2011, the Company had net gains on sales of loans of $45.8 million and $30.9 million, respectively, which includes the effect of recording recourse expense of $4.7 million and $7.7 million, respectively. Net gains on sales of loans is included in financial services revenues on the consolidated statement of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2012

Approximately 73% of the mortgage loans sold by DHI Mortgage during the nine months ended June 30, 2012 were sold to one major financial institution that provided the best price and execution. On an ongoing basis, the Company is negotiating with other institutions to establish additional loan purchase options. If the Company is unable to sell mortgage loans to additional purchasers on attractive terms, the Company’s ability to originate and sell mortgage loans at competitive prices could be limited which would negatively affect profitability.

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale, which for the three and nine months ended June 30, 2012 and 2011 was not significant, and is recognized in current earnings. As of June 30, 2012, the Company had a notional amount of $80.6 million in mortgage loans held for sale not committed to third-party purchasers and the notional amounts of the hedging instruments related to those loans totaled $81.0 million.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions which include industry-standard representations and warranties, primarily involving the absence of misrepresentations by the borrower or other parties, insurability if applicable and, depending on the agreement, may include requiring a minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. Other mortgage loans generally consist of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and often become real estate owned through the foreclosure process. At June 30, 2012 and September 30, 2011, the Company’s total other mortgage loans and real estate owned, before loss reserves were as follows:

	June 30, 2012	September 30, 2011
	(In millions)
Other mortgage loans	$37.6	$42.8
Real estate owned	1.1	0.9
	$38.7	$43.7

Based on historical performance and current housing and credit market conditions, the Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. The reserve balances at June 30, 2012 and September 30, 2011 were as follows:

	June 30, 2012	September 30, 2011
	(In millions)
Loss reserves related to:
Other mortgage loans	$6.9	$6.2
Real estate owned	0.3	0.4
Loan repurchase and settlement obligations – known and expected	24.4	26.4
	$31.6	$33.0

Other mortgage loans and real estate owned and the related loss reserves are included in financial services other assets, while loan repurchase obligations are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets.

A subsidiary of the Company reinsured a portion of the private mortgage insurance written on loans originated by DHI Mortgage in prior years. At June 30, 2012 and September 30, 2011, reserves for expected future losses under the reinsurance program totaled $1.9 million and $0.9 million, respectively, and are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2012

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At June 30, 2012, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $282.6 million.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in current earnings. As of June 30, 2012, the Company had a notional amount of approximately $21.2 million of best-efforts whole loan delivery commitments and a notional amount of $236.0 million of hedging instruments related to IRLCs not yet committed to purchasers.

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

▪	inventory held and used;

▪	certain mortgage loans; and

▪	real estate owned.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2012

The following tables summarize the Company’s assets and liabilities at June 30, 2012 and September 30, 2011 measured at fair value on a recurring basis:

	Balance Sheet Location	Fair Value at June 30, 2012
		Level 1	Level 2	Total
		(In millions)
Homebuilding:
Marketable securities, available-for-sale	Marketable securities	$60.7	$223.0	$283.7
Financial Services:
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	295.1	295.1
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	3.8	3.8
Forward sales of MBS	Other liabilities	—	(2.6)	(2.6)
Best-efforts and mandatory commitments	Other liabilities	—	(0.3)	(0.3)

	Balance Sheet Location	Fair Value at September 30, 2011
		Level 1	Level 2	Total
		(In millions)
Homebuilding:
Marketable securities, available-for-sale	Marketable securities	$16.3	$281.3	$297.6
Financial Services:
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	294.1	294.1
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	3.9	3.9
Forward sales of MBS	Other liabilities	—	(4.0)	(4.0)
Best-efforts and mandatory commitments	Other liabilities	—	(0.9)	(0.9)

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

The following table summarizes the Company’s assets at June 30, 2012 and September 30, 2011 measured at fair value on a nonrecurring basis:

		Fair Value at	Fair Value at
		June 30, 2012	September 30, 2011
	Balance Sheet Location	Level 3	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a)	Inventories	$6.6	$26.9
Financial Services:
Other mortgage loans (a) (b)	Other assets	27.4	28.9
Real estate owned (a) (b)	Other assets	0.8	0.5

(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current quarter.

(b)	The fair values for other mortgage loans and real estate owned are determined based on the value of the underlying collateral.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2012

The fair values of cash and cash equivalents approximate their carrying amounts due to their short-term nature. The Company determines the fair values of its senior and convertible senior notes based on quoted market prices of recent transactions, which is classified as Level 2 within the fair value hierarchy. The aggregate fair value of these notes at June 30, 2012 and September 30, 2011 was $2,333.2 million and $1,668.1 million, respectively, compared to an aggregate carrying value of $1,943.5 million and $1,582.4 million, respectively. The aggregate fair value of the Company’s senior notes includes fair values for the 2% convertible senior notes of $744.1 million and $511.9 million at June 30, 2012 and September 30, 2011, respectively, compared to their carrying values of $439.5 million and $418.1 million, respectively. For other secured notes and balances due under the mortgage repurchase facility, the fair values approximate their carrying amounts due to their short maturity or floating interest rate terms, as applicable.

NOTE I – INCOME TAXES

The Company’s income tax benefit for the three and nine months ended June 30, 2012 was $715.6 million and $712.5 million, respectively, compared to income tax expense of $0.2 million for the three months ended June 30, 2011 and income tax benefit of $57.8 million for the nine months ended June 30, 2011. The income tax benefit in the current year periods is due primarily to a $716.7 million reduction of the Company's deferred tax asset valuation allowance in the current quarter. The benefit from income taxes in the prior year nine-month period was due to the Company receiving a favorable result from the Internal Revenue Service (IRS) on a ruling request concerning capitalization of inventory costs.

At June 30, 2012 and September 30, 2011, the Company had net deferred tax assets of $795.1 million and $848.5 million, respectively, offset by valuation allowances of $78.4 million and $848.5 million, respectively. The realization of the Company's deferred tax assets depends upon the existence of sufficient taxable income in future periods. During the three months ended June 30, 2012, the Company evaluated both positive and negative evidence and determined it was more likely than not that the substantial majority of the Company's deferred tax assets will be realized, which resulted in the reduction of $716.7 million of the valuation allowance on its deferred tax assets.

In the Company's evaluation of the need for and level of a valuation allowance on its deferred tax assets, the most significant piece of evidence considered was the objective, direct positive evidence related to its recent financial results. The Company has generated pre-tax income in each of the five immediately preceding consecutive quarters totaling $206.4 million, and it generated more pre-tax income in the current quarter than in any of the four previous quarters. The Company closed 4,957 homes and earned $72.2 million of pre-tax income during the three months ended June 30, 2012 and closed 13,315 homes and earned $143.7 million of pre-tax income during the nine months ended June 30, 2012. A significant contributor to the Company's increased profitability is its reduced debt and interest costs. The value of the Company’s net sales orders for the current quarter and the value of the sales order backlog at June 30, 2012 increased 32% and 40%, respectively, compared to the prior year. Based on a sales order backlog of 7,311 homes at June 30, 2012, the Company expects to close more homes and generate more pre-tax income in the fourth quarter of fiscal 2012 than it did in the current quarter. Additionally, the Company believes it will increase its pre-tax income in future years, as the Company is utilizing its balance sheet and liquidity position to invest in opportunities to sustain and grow its operations. If industry conditions weaken from current levels, the Company expects to be able to adjust its operations to maintain long-term profitability. While the Company's expectations are that annual pre-tax income will grow, if annual pre-tax income in future years remains flat with the current level, the Company estimates that it will realize all of its current federal net operating losses in less than five years and will be able to absorb all federal deductible temporary differences as they reverse in future years.

In prior periods, a significant part of the negative evidence the Company considered was its three-year cumulative pre-tax loss position. At June 30, 2012 the Company had cumulative pre-tax income for the last three years of $26.1 million, so this piece of negative evidence was no longer considered to be as significant. Other negative evidence the Company considered was its previous losses incurred during the housing market decline, the current overall weakness in the economy and the housing market, the restrictive mortgage lending environment and the Company's gross margins, which are currently lower than historical levels before the housing downturn. Based on its evaluation of both positive and negative evidence, the Company concluded that the objective, direct positive evidence related to its operating results achieved during the recent challenging economic and housing market conditions and the sustainability of current pre-tax income levels outweighed the negative evidence and that it is more likely than not that the substantial majority of the Company's deferred tax assets will be realized.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2012

The Company has a valuation allowance of $78.4 million because it is more likely than not that a portion of its state net operating loss carryforwards will not be realized due to the more limited carryforward periods that exist in certain states, and also because when a change in a valuation allowance is recognized in an interim period, a portion of the valuation allowance to be reversed is allocated to the remaining interim periods. Therefore, the Company expects a portion of the remaining $78.4 million valuation allowance to reverse in the fourth quarter of fiscal 2012.

The Company had income taxes receivable of $12.9 million and $12.4 million at June 30, 2012 and September 30, 2011, respectively, that relates to a federal tax refund the Company expects to receive. During the second quarter of 2012, after concluding its audit of the Company’s fiscal year ended 2006 and 2007 tax returns, the IRS submitted its report to the U.S. Congressional Joint Committee on Taxation (Committee). The Company expects the review and approval from the Committee will be completed during the current fiscal year at which time it will receive the $12.9 million income taxes receivable.

A reduction of $3.3 million in the amount of unrecognized tax benefits and accrued interest is reasonably possible within the current fiscal year, which would be reflected as a benefit from income taxes.

NOTE J – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share. Options to purchase 4.0 million and 9.6 million shares of common stock were excluded from the computation of diluted earnings per share for the fiscal 2012 and fiscal 2011 periods, respectively, because the exercise price was greater than the average market price of the common shares and, therefore, their effect would have been antidilutive. Additionally, the convertible senior notes were excluded from the computation of diluted earnings per share for 2011 periods because their effect would have been antidilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Numerator:
Net income	$787.8	$28.7	$856.2	$36.0
Effect of dilutive securities:
Interest expense and amortization of issuance costs associated with convertible senior notes	9.5	—	27.1	—
Numerator for diluted earnings per share after assumed conversions	$797.3	$28.7	$883.3	$36.0
Denominator:
Denominator for basic earnings per share— weighted average common shares	318.8	318.7	317.6	319.0
Effect of dilutive securities:
Employee stock awards	2.9	0.3	1.8	0.3
Convertible senior notes	38.3	—	38.3	—
Denominator for diluted earnings per share— adjusted weighted average common shares	360.0	319.0	357.7	319.3

NOTE K – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities that it may issue from time to time in amounts to be determined. The Company anticipates filing a new universal shelf registration statement that will register debt and equity securities prior to the expiration of its current universal shelf registration statement in September 2012.

On August 1, 2011, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock effective through July 31, 2012. All of the $100 million authorization was remaining at June 30, 2012, and no common stock has been repurchased subsequent to June 30, 2012. On July 25, 2012, the Board of Directors authorized the repurchase of up to $100 million of the Company's common stock effective through July 31, 2013.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2012

During the three months ended June 30, 2012, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on May 22, 2012 to stockholders of record on May 8, 2012. In July 2012, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on August 24, 2012 to stockholders of record on August 13, 2012. Quarterly cash dividends of $0.0375 per common share were declared in the comparable quarters of fiscal 2011.

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

At June 30, 2012, the Company had liabilities of $0.6 million for the remaining repair costs of homes which contain or are suspected to contain allegedly defective drywall manufactured in China (Chinese Drywall) that may be responsible for accelerated corrosion of certain metals in the home. During the nine months ended June 30, 2012, the Company received a payment of $2.4 million from a third-party for the reimbursement of costs paid to repair homes with Chinese Drywall and recorded the reimbursement as a reduction of warranty expense, which is a component of home sales cost of sales. While the Company continues to seek additional reimbursements for these remediation costs from various sources, it has not recorded a receivable for potential additional recoveries as of June 30, 2012.

The Company is named as a defendant in four Chinese Drywall lawsuits filed in federal court, involving claims from fewer than ten of the Company’s homeowners. These lawsuits are purported class action complaints involving hundreds of plaintiffs who are suing the homebuilders, suppliers, installers, importers and manufacturers of the defective Chinese Drywall. The Company is also named as a defendant in a single plaintiff Chinese Drywall lawsuit pending in state court in Florida. A mediator appointed by the federal court judge overseeing the multi-district Chinese Drywall litigation is working to facilitate a global nationwide settlement that will resolve all current claims against the Company and bar any future claims against all defendants, including the Company, related to defective Chinese Drywall. If the global nationwide settlement is accepted by all parties in its current form, any amounts owed by the Company are expected to be immaterial to its consolidated financial position, results of operations and cash flows.

Changes in the Company’s warranty liability during the three and nine months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Warranty liability, beginning of period	$48.9	$43.8	$46.2	$46.2
Warranties issued	4.8	4.3	13.1	10.9
Changes in liability for pre-existing warranties	3.2	0.7	6.6	3.7
Settlements made	(8.1)	(7.8)	(17.1)	(19.8)
Warranty liability, end of period	$48.8	$41.0	$48.8	$41.0

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues and contract disputes. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $539.9 million and $529.6 million at June 30, 2012 and September 30, 2011, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. At both June 30, 2012 and September 30, 2011, 99% of these

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2012

reserves related to construction defect matters. Expenses related to the Company’s legal contingencies were approximately $29.5 million and $18.7 million in the nine months ended June 30, 2012 and 2011, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of June 30, 2012, no individual existing claim was material to the Company’s financial statements, and the majority of the Company’s total construction defect reserves consisted of the estimated exposure to future claims on previously closed homes. The Company has closed a significant number of homes during recent years, and as a result the Company may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

Historical trends in construction defect claims have been inconsistent, and the Company believes they may continue to fluctuate over the next several years. Housing market conditions have been volatile across most of the Company's markets over the past ten years, and the Company believes such conditions can affect the frequency and cost of construction defect claims. The Company closed a significant number of homes during its peak operating years from 2003 to 2007. If the ultimate resolution of construction defect claims resulting from closings in the Company's peak operating years varies from current expectations, it could significantly change the Company's estimates regarding the frequency and timing of claims incurred and the costs to resolve existing and anticipated future claims, which would impact the construction defect reserves in the future. If the frequency of claims incurred or costs of existing and future legal claims significantly exceed the Company's current estimates, they will have a significant negative impact on its future earnings and liquidity.

The Company's reserves for legal claims increased from $529.6 million at September 30, 2011 to $539.9 million at June 30, 2012 primarily due to an increase in the number of closed homes that are subject to possible future construction defect claims and a slight increase in the estimated frequency of claims incurred. These increases were partially offset by payments made for legal claims. Following is a rollforward of the balance of the reserves for the nine months ended June 30, 2012:

Nine Months Ended
June 30, 2012
(In millions)
Reserves for legal claims, beginning of period	$529.6
Payments	(23.1)
Increase in reserves	33.4
Reserves for legal claims, end of period	$539.9

The Company estimates and records receivables under applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company's receivables related to its estimates of insurance recoveries from estimated losses from pending legal claims and anticipated future claims related to previously closed homes totaled $220.8 million and $218.3 million at June 30, 2012 and September 30, 2011, respectively, and are included in homebuilding other assets in the consolidated balance sheets.

The estimation of losses related to these reserves and the related estimates of recoveries from insurance policies are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to the Company's markets and the types of products built, claim frequency, claim settlement costs and patterns, insurance industry practices and legal interpretations, among others. Due to the high degree of judgment required in establishing reserves for these contingencies, actual future costs and recoveries from insurance could differ significantly from current estimated amounts and it is not possible for the Company to make a reasonable estimate of the possible loss or range of loss in excess of its reserves.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2012

Land and Lot Option Purchase Contracts

The Company enters into land and lot option purchase contracts to acquire land or lots for the construction of homes. At June 30, 2012, the Company had total deposits of $20.4 million, consisting of cash deposits of $18.9 million and promissory notes and surety bonds of $1.5 million, to purchase land and lots with a total remaining purchase price of $1.3 billion. Within the land and lot option purchase contracts at June 30, 2012, there were a limited number of contracts, representing $9.5 million of remaining purchase price, subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations. The majority of land and lots under contract are currently expected to be purchased within three years.

Other Commitments

To secure performance under various contracts, the Company had outstanding letters of credit of $39.5 million and surety bonds of $534.5 million at June 30, 2012. The Company has secured letter of credit agreements that require it to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At June 30, 2012 and September 30, 2011, the amount of cash restricted for this purpose totaled $39.6 million and $47.5 million, respectively, and is included in homebuilding restricted cash on the Company’s consolidated balance sheets.

NOTE M – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets were as follows:

	June 30, 2012	September 30, 2011
	(In millions)
Insurance receivables	$220.8	$218.3
Earnest money and refundable deposits	65.4	59.1
Accounts and notes receivable	19.4	19.1
Prepaid assets	22.9	24.7
Other assets	83.6	77.2
	$412.1	$398.4

The Company’s homebuilding accrued expenses and other liabilities were as follows:

	June 30, 2012	September 30, 2011
	(In millions)
Reserves for legal claims	$539.9	$529.6
Employee compensation and related liabilities	92.7	85.8
Warranty liability	48.8	46.2
Accrued interest	24.9	25.3
Federal and state income tax liabilities	23.3	22.5
Other liabilities	112.7	120.4
	$842.3	$829.8

NOTE N – RECENT ACCOUNTING PRONOUNCEMENTS

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
June 30, 2012

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

Homebuilding is the Company’s core business, generating 97% and 98% of consolidated revenues during the nine months ended June 30, 2012 and 2011, respectively. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land and the construction and sale of residential homes on the land, in 25 states and 73 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, and to a lesser extent from the sale of land and lots.

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
June 30, 2012

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Revenues
Homebuilding revenues:
East	$140.6	$114.7	$393.0	$308.9
Midwest	88.5	74.0	217.9	186.7
Southeast	241.4	194.2	651.5	484.8
South Central	306.7	294.6	833.2	752.6
Southwest	71.3	56.0	180.9	164.1
West	267.7	241.9	660.9	578.4
Total homebuilding revenues	1,116.2	975.4	2,937.4	2,475.5
Financial services revenues	33.8	23.8	80.4	63.0
Consolidated revenues	$1,150.0	$999.2	$3,017.8	$2,538.5
Inventory Impairments
East	$0.9	$0.1	$1.0	$2.1
Midwest	—	0.1	—	0.1
Southeast	1.0	5.1	1.6	9.8
South Central	—	—	—	0.2
Southwest	—	0.1	—	2.2
West	—	2.4	—	12.8
Total inventory impairments	$1.9	$7.8	$2.6	$27.2
Income (Loss) Before Income Taxes (1)
Homebuilding income (loss) before income taxes:
East	$3.0	$(1.0)	$9.2	$(13.6)
Midwest	0.7	0.1	(7.4)	(13.1)
Southeast	11.4	(3.0)	26.9	(16.8)
South Central	23.7	19.0	52.1	30.1
Southwest	4.9	(0.5)	9.6	(2.5)
West	14.6	7.6	27.6	(18.5)
Total homebuilding income (loss) before income taxes	58.3	22.2	118.0	(34.4)
Financial services income before income taxes	13.9	6.7	25.7	12.6
Consolidated income (loss) before income taxes	$72.2	$28.9	$143.7	$(21.8)

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2012

	June 30, 2012	September 30, 2011
	(In millions)
Homebuilding Inventories (1)
East	$544.2	$497.3
Midwest	306.3	268.5
Southeast	797.5	692.9
South Central	856.8	768.5
Southwest	186.6	193.6
West	1,077.8	938.4
Corporate and unallocated (2)	92.4	90.5
Total homebuilding inventory	$3,861.6	$3,449.7

(1)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2012

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

Consolidating Balance Sheet
June 30, 2012

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$831.8	$47.6	$25.5	$—	$904.9
Marketable securities, available-for-sale	283.7	—	—	—	283.7
Restricted cash	40.9	0.5	0.1	—	41.5
Investments in subsidiaries	2,044.7	—	—	(2,044.7)	—
Inventories	1,243.8	2,598.4	19.4	—	3,861.6
Income taxes receivable	12.9	—	—	—	12.9
Deferred income taxes	235.5	481.2	—	—	716.7
Property and equipment, net	15.7	19.8	31.2	—	66.7
Other assets	107.2	262.9	87.9	—	458.0
Mortgage loans held for sale	—	—	295.1	—	295.1
Goodwill	—	15.9	—	—	15.9
Intercompany receivables	900.2	—	—	(900.2)	—
Total Assets	$5,716.4	$3,426.3	$459.2	$(2,944.9)	$6,657.0
LIABILITIES & EQUITY
Accounts payable and other liabilities	$283.2	$671.5	$115.4	$—	$1,070.1
Intercompany payables	—	875.9	24.3	(900.2)	—
Notes payable	1,944.5	4.0	146.8	—	2,095.3
Total Liabilities	2,227.7	1,551.4	286.5	(900.2)	3,165.4
Total stockholders’ equity	3,488.7	1,874.9	169.8	(2,044.7)	3,488.7
Noncontrolling interests	—	—	2.9	—	2.9
Total Equity	3,488.7	1,874.9	172.7	(2,044.7)	3,491.6
Total Liabilities & Equity	$5,716.4	$3,426.3	$459.2	$(2,944.9)	$6,657.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2012

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2012

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended June 30, 2012

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$363.8	$750.6	$1.8	$—	$1,116.2
Cost of sales	293.3	620.4	4.2	—	917.9
Gross profit (loss)	70.5	130.2	(2.4)	—	198.3
Selling, general and administrative expense	63.5	71.2	1.7	—	136.4
Equity in (income) of subsidiaries	(70.7)	—	—	70.7	—
Interest expense	6.2	—	—	—	6.2
Other (income)	(0.7)	(1.2)	(0.7)	—	(2.6)
	72.2	60.2	(3.4)	(70.7)	58.3
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	33.8	—	33.8
General and administrative expense	—	—	21.5	—	21.5
Interest expense	—	—	0.6	—	0.6
Interest and other (income)	—	—	(2.2)	—	(2.2)
	—	—	13.9	—	13.9
Income before income taxes	72.2	60.2	10.5	(70.7)	72.2
Income tax benefit	(715.6)	(464.0)	(20.7)	484.7	(715.6)
Net income	$787.8	$524.2	$31.2	$(555.4)	$787.8
Comprehensive income	$787.7	$524.2	$31.2	$(555.4)	$787.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2012

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Nine Months Ended June 30, 2012

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$973.9	$1,957.3	$6.2	$—	$2,937.4
Cost of sales	791.2	1,623.0	11.8	—	2,426.0
Gross profit (loss)	182.7	334.3	(5.6)	—	511.4
Selling, general and administrative expense	178.0	199.7	5.2	—	382.9
Equity in (income) of subsidiaries	(155.0)	—	—	155.0	—
Interest expense	18.7	—	—	—	18.7
Gain on early retirement of debt, net	(0.1)	—	—	—	(0.1)
Other (income)	(2.6)	(3.4)	(2.1)	—	(8.1)
	143.7	138.0	(8.7)	(155.0)	118.0
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	80.4	—	80.4
General and administrative expense	—	—	59.9	—	59.9
Interest expense	—	—	2.4	—	2.4
Interest and other (income)	—	—	(7.6)	—	(7.6)
	—	—	25.7	—	25.7
Income before income taxes	143.7	138.0	17.0	(155.0)	143.7
Income tax benefit	(712.5)	(462.0)	(20.5)	482.5	(712.5)
Net income	$856.2	$600.0	$37.5	$(637.5)	$856.2
Comprehensive income	$856.1	$600.0	$37.5	$(637.5)	$856.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2012

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended June 30, 2011

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$283.5	$687.4	$4.5	$—	$975.4
Cost of sales	235.6	583.7	4.8	—	824.1
Gross profit (loss)	47.9	103.7	(0.3)	—	151.3
Selling, general and administrative expense	50.5	61.5	1.7	—	113.7
Equity in (income) of subsidiaries	(47.7)	—	—	47.7	—
Interest expense	10.1	—	—	—	10.1
Loss on early retirement of debt, net	6.5	—	—	—	6.5
Other (income)	(0.4)	0.2	(1.0)	—	(1.2)
	28.9	42.0	(1.0)	(47.7)	22.2
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	23.8	—	23.8
General and administrative expense	—	—	19.3	—	19.3
Interest expense	—	—	0.3	—	0.3
Interest and other (income)	—	—	(2.5)	—	(2.5)
	—	—	6.7	—	6.7
Income before income taxes	28.9	42.0	5.7	(47.7)	28.9
Income tax expense	0.2	0.5	0.1	(0.6)	0.2
Net income	$28.7	$41.5	$5.6	$(47.1)	$28.7
Comprehensive income	$28.7	$41.5	$5.6	$(47.1)	$28.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2012

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Nine Months Ended June 30, 2011

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$693.2	$1,773.3	$9.0	$—	$2,475.5
Cost of sales	561.0	1,534.2	14.0	—	2,109.2
Gross profit (loss)	132.2	239.1	(5.0)	—	366.3
Selling, general and administrative expense	159.7	197.4	(1.3)	—	355.8
Equity in (income) of subsidiaries	(54.9)	—	—	54.9	—
Interest expense	41.0	—	—	—	41.0
Loss on early retirement of debt, net	10.7	—	—	—	10.7
Other (income)	(2.5)	(1.2)	(3.1)	—	(6.8)
	(21.8)	42.9	(0.6)	(54.9)	(34.4)
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	63.0	—	63.0
General and administrative expense	—	—	56.4	—	56.4
Interest expense	—	—	0.7	—	0.7
Interest and other (income)	—	—	(6.7)	—	(6.7)
	—	—	12.6	—	12.6
Income (loss) before income taxes	(21.8)	42.9	12.0	(54.9)	(21.8)
Income tax benefit	(57.8)	(40.5)	(1.5)	42.0	(57.8)
Net income	$36.0	$83.4	$13.5	$(96.9)	$36.0
Comprehensive income	$36.0	$83.4	$13.5	$(96.9)	$36.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2012

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2012

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(85.3)	$(133.5)	$41.6	$—	$(177.2)
INVESTING ACTIVITIES
Purchases of property and equipment	(3.4)	(5.7)	(14.7)	—	(23.8)
Purchases of marketable securities	(188.7)	—	—	—	(188.7)
Proceeds from the sale or maturity of marketable securities	196.8	—	—	—	196.8
Decrease (increase) in restricted cash	7.8	(0.1)	(0.1)	—	7.6
Net cash provided by (used in) investing activities	12.5	(5.8)	(14.8)	—	(8.1)
FINANCING ACTIVITIES
Net change in notes payable	335.7	(2.8)	30.2	—	363.1
Net change in intercompany receivables/payables	(106.9)	158.4	(51.5)	—	—
Proceeds from stock associated with certain employee benefit plans	30.3	—	—	—	30.3
Cash dividends paid	(35.8)	—	—	—	(35.8)
Net cash provided by (used in) financing activities	223.3	155.6	(21.3)	—	357.6
Increase in cash and cash equivalents	150.5	16.3	5.5	—	172.3
Cash and cash equivalents at beginning of period	681.3	31.3	20.0	—	732.6
Cash and cash equivalents at end of period	$831.8	$47.6	$25.5	$—	$904.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2012

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

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

BUSINESS

We are one of the largest homebuilding companies in the United States, constructing and selling homes through our operating divisions in 25 states and 73 markets as of June 30, 2012, primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $90,000 to $600,000, with an average closing price of $220,100 during the nine months ended June 30, 2012. Approximately 90% and 88% of home sales revenues were generated from the sale of single-family detached homes in the nine months ended June 30, 2012 and 2011, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums (including some mid-rise buildings), which share common walls and roofs.

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
Middle Georgia

OVERVIEW

In our third quarter of fiscal 2012, our improving sales trend continued as the number and value of our net sales orders increased 25% and 32% compared to the same period of fiscal 2011. Our net sales patterns during both fiscal 2011 and 2012 have been similar to the demand pattern we traditionally saw prior to the housing downturn, with the lowest net sales orders in our first fiscal quarter, a sequential increase from the first quarter to the second quarter, a consistent level in the third quarter and then slowing net sales orders in the fourth quarter. The number and value of our net sales orders for the current quarter increased 3% and 7% from the previous quarter, reflecting the expected consistent sales pace during the spring and early summer selling season of our second and third quarters. The average selling prices of our homes closed have increased by 4% and our gross margins on homes closed have increased by 130 basis points in the first nine months of fiscal 2012 as compared to the same period of fiscal 2011. Our recent results and other national housing data indicate that the overall demand for new homes is improving, which is beginning to positively impact our profitability. However, current national new home sales remain at very low historical levels, and we expect demand to remain at low levels in the near term, with uneven improvement across our operating markets, due to the current weak U.S. economic conditions, restrictive mortgage lending environment and variations in local housing market conditions across the U.S.

In the three and nine months ended June 30, 2012, revenues from home sales increased 14% and 19% from the prior year periods and pre-tax income was $72.2 million and $143.7 million compared to pre-tax income of $28.9 million and a pre-tax loss of $21.8 million in the respective prior year periods. Based on our sales order backlog of 7,311 homes at June 30, 2012 and our current sales pace, we expect to close more homes and generate more pre-tax income in the fourth quarter of fiscal 2012 than we did in the current quarter. These results reflect our ability to operate profitably through our strategy of investing capital to expand our operations, managing inventory levels efficiently, improving gross margins, and controlling SG&A and interest costs effectively.

We believe our business is well-positioned to benefit from a housing recovery due to our strong balance sheet and liquidity, which have allowed us to profitably grow our business recently despite the low overall level of new home demand. We are identifying and investing in an increasing number of housing and land inventory opportunities, and we will continue to adjust our business strategies based on housing demand in each of our markets. Nevertheless, our future results could be negatively impacted by weakening economic conditions, decreases in the level of employment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.

STRATEGY

While we are encouraged by the recent improvement in new home demand, it remains uncertain whether homebuilding industry conditions will continue to improve, remain stable or deteriorate from current levels. We expect that any improvement in conditions will be uneven across our markets in the near term. During the industry downturn, we generated significant cash flow from operations which we primarily used to increase our cash balances and reduce our outstanding debt. Our liquidity and reduced leverage provide us flexibility to determine the appropriate operating strategy for each of our markets and increase our investments in housing and land inventory to expand our operations. Our operating strategy includes the following initiatives:

•	Maintaining a strong cash balance and overall liquidity position.

•	Managing the sales prices and level of sales incentives on our homes to optimize the balance of sales volumes, profits, returns on inventory investments and cash flows.

•	Entering into lot option contracts to purchase finished lots to increase sales volumes and profitability.

•	Renegotiating existing lot option contracts where necessary to reduce lot costs and to better match the scheduled lot purchases with new home demand in each community.

•	Selectively investing in land acquisition, land development and housing inventory opportunities to meet housing demand and expand our operations in desirable markets.

•
Managing our inventory of homes under construction relative to demand in each of our markets, including selectively starting construction on unsold homes to capture new home demand, monitoring the number and aging of unsold homes and aggressively marketing unsold, completed homes in inventory.

•	Controlling the cost of goods purchased from both vendors and subcontractors.

•	Modifying product offerings and pricing to meet consumer demand in each of our markets.

•	Controlling our SG&A infrastructure to match production levels.

Our operating strategy has produced positive results in recent quarters. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust components of our strategy to meet future market conditions. If market conditions do not deteriorate from current levels, we expect that our operating strategy will allow us to grow our profitability while maintaining a strong balance sheet and liquidity position for the remainder of fiscal 2012 and into fiscal 2013.

KEY RESULTS

Key financial results as of and for the three months ended June 30, 2012, as compared to the same period of 2011, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 14% to $1.1 billion.

•	Homes closed increased 9% to 4,957 homes, and the average closing price of those homes increased 5% to $225,000.

•	Net sales orders increased 25% to 6,079 homes, and the value of net sales orders increased 32% to $1.4 billion.

•	Sales order backlog increased 40% to $1.7 billion.

•	Home sales gross margins increased 150 basis points to 18.0%.

•	Inventory impairments and land option cost write-offs were $2.5 million, compared to $9.9 million.

•	Homebuilding SG&A expenses increased as a percentage of homebuilding revenues by 50 basis points to 12.2%.

•	Interest expensed directly decreased 39%, to $6.2 million.

•	Interest amortized to cost of sales declined to 2.7% of total home and land/lot cost of sales, from 3.1%.

•	Homebuilding pre-tax income increased 163% to $58.3 million.

•	Homes in inventory were 12,200, compared to 10,500 and 11,400 at September 30, 2011 and June 30, 2011, respectively.

•	Owned and optioned lots totaled 130,600, compared to 112,700 and 115,000 at September 30, 2011 and June 30, 2011, respectively.

•	Homebuilding debt was $1.9 billion, compared to $1.6 billion and $1.8 billion at September 30, 2011 and June 30, 2011, respectively.

•
Net homebuilding debt to total capital was 18.3%, an increase of 30 basis points and a reduction of 160 basis points from the ratios at September 30, 2011 and June 30, 2011, respectively. Gross homebuilding debt to total capital was 35.8%, a reduction of 190 basis points and 470 basis points from the ratios at September 30, 2011 and June 30, 2011, respectively.

•	Homebuilding cash and marketable securities totaled $1.2 billion, compared to $1.0 billion and $1.1 billion at September 30, 2011 and June 30, 2011, respectively.

Financial Services Operations:

•	Total financial services revenues, net of recourse and reinsurance expenses, increased 42% to $33.8 million.

•	Financial services pre-tax income increased 107% to $13.9 million.

Consolidated Results:

•	Consolidated pre-tax income increased 150% to $72.2 million.

•	Income tax benefit was $715.6 million, due to the reduction of $716.7 million of the valuation allowance on our deferred tax asset.

•	Net income was $787.8 million, compared to $28.7 million.

•	Diluted earnings per share was $2.22, compared to $0.09.

•	Total equity was $3.5 billion, compared to $2.6 billion at both September 30, 2011 and June 30, 2011.

•	Net cash used in operations was $94.6 million, compared to $54.2 million.

Key financial results for the nine months ended June 30, 2012, as compared to the same period of 2011, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 19% to $2.9 billion.

•	Homes closed increased 14% to 13,315 homes, and the average closing price of those homes increased 4% to $220,100.

•	Net sales orders increased 20% to 15,772 homes, and the value of net sales orders increased 27% to $3.5 billion.

•	Home sales gross margins increased 130 basis points to 17.5%.

•	Inventory impairments and land option cost write-offs were $4.7 million, compared to $32.6 million.

•	Homebuilding SG&A expenses decreased as a percentage of homebuilding revenues by 140 basis points to 13.0%.

•	Interest expensed directly decreased 54%, to $18.7 million.

•	Interest amortized to cost of sales declined to 2.7% of total home and land/lot cost of sales, from 3.2%.

•	Homebuilding pre-tax income was $118.0 million, compared to a pre-tax loss of $34.4 million.

Financial Services Operations:

•	Total financial services revenues, net of recourse and reinsurance expenses, increased 28% to $80.4 million.

•	Financial services pre-tax income increased 104% to $25.7 million.

Consolidated Results:

•	Consolidated pre-tax income was $143.7 million, compared to a pre-tax loss of $21.8 million.

•	Income tax benefit was $712.5 million, due to the reduction of $716.7 million of the valuation allowance on our deferred tax asset.

•	Net income was $856.2 million, compared to $36.0 million.

•	Diluted earnings per share was $2.47, compared to $0.11.

•	Net cash used in operations was $177.2 million, compared to $75.3 million.

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and nine months ended June 30, 2012 and 2011.

	Net Sales Orders (1)
	Three Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
East	566	554	2%	$151.9	$133.0	14%	$268,400	$240,100	12%
Midwest	356	303	17%	111.1	83.0	34%	312,100	273,900	14%
Southeast	1,487	1,109	34%	305.7	215.9	42%	205,600	194,700	6%
South Central	1,932	1,666	16%	370.2	298.8	24%	191,600	179,400	7%
Southwest	568	328	73%	107.4	61.7	74%	189,100	188,100	1%
West	1,170	914	28%	365.7	275.0	33%	312,600	300,900	4%
	6,079	4,874	25%	$1,412.0	$1,067.4	32%	$232,300	$219,000	6%

	Nine Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
East	1,686	1,557	8%	$421.0	$356.4	18%	$249,700	$228,900	9%
Midwest	971	758	28%	286.7	202.2	42%	295,300	266,800	11%
Southeast	3,881	3,021	28%	786.8	580.9	35%	202,700	192,300	5%
South Central	5,248	4,671	12%	974.1	821.7	19%	185,600	175,900	6%
Southwest	1,344	932	44%	250.1	173.5	44%	186,100	186,200	—%
West	2,642	2,241	18%	830.0	665.3	25%	314,200	296,900	6%
	15,772	13,180	20%	$3,548.7	$2,800.0	27%	$225,000	$212,400	6%

	Sales Order Cancellations
	Three Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2012	2011	2012	2011	2012	2011
East	165	192	$36.9	$40.7	23%	26%
Midwest	53	58	14.4	14.5	13%	16%
Southeast	505	438	99.6	77.0	25%	28%
South Central	624	750	115.1	127.8	24%	31%
Southwest	190	162	33.2	27.3	25%	33%
West	228	231	67.7	72.0	16%	20%
	1,765	1,831	$366.9	$359.3	23%	27%

	Nine Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2012	2011	2012	2011	2012	2011
East	492	496	$108.2	$105.4	23%	24%
Midwest	147	138	40.7	35.1	13%	15%
Southeast	1,306	1,122	245.9	201.5	25%	27%
South Central	1,686	2,021	301.2	343.7	24%	30%
Southwest	520	464	87.5	78.9	28%	33%
West	570	580	175.6	175.0	18%	21%
	4,721	4,821	$959.1	$939.6	23%	27%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders increased 32%, to $1,412.0 million (6,079 homes) for the three months ended June 30, 2012, from $1,067.4 million (4,874 homes) for the same period of 2011. The value of net sales orders increased 27%, to $3,548.7 million (15,772 homes) for the nine months ended June 30, 2012, from $2,800.0 million (13,180 homes) for the same period of 2011. The number of net sales orders increased 25% and 20% during the three and nine months ended June 30, 2012, respectively, compared to the prior year periods, reflecting an increase in sales demand for our homes. While we believe the improvement in our sales as compared to the prior year reflects some modest improvement in new home demand and further stabilization of market conditions, overall demand for new homes remains at a low level.

In comparing the three and nine months ended June 30, 2012 to the same periods of 2011, the volume of net sales orders increased in all six of our market regions. The largest percentage increase occurred in our Southwest region as a result of improved market conditions in our Arizona markets. Changes in the value of net sales orders were generally due to the change in the number of homes sold in each respective region and, to a lesser extent, to increases in the average selling price of those homes, reflective of improving market conditions. In our East region, the increase in average selling price had a greater effect on the value of net sales than the change in the number of homes sold. Our future sales volumes will depend on the strength of the overall economy, employment levels and our ability to successfully implement our operating strategies in each of our markets.

The average price of our net sales orders increased 6% in both the three and nine months ended June 30, 2012 to $232,300 and $225,000, respectively, from $219,000 and $212,400 in the comparable periods of 2011. These increases reflect slight increases in the average size and amenity levels of our homes sold, as well as a combination of small price increases we have been able to implement recently in some of our communities as demand for new homes has improved.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) during the three and nine months ended June 30, 2012 was 23%, compared to 27% during the same periods of 2011. While our cancellation rates have improved recently, they remain slightly higher than they were prior to the current housing downturn, and are mainly reflective of tight mortgage lending standards.

	Sales Order Backlog
	As of June 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
East	677	654	4%	$175.6	$150.9	16%	$259,400	$230,700	12%
Midwest	491	305	61%	149.4	85.7	74%	304,300	281,000	8%
Southeast	1,853	1,376	35%	383.6	263.6	46%	207,000	191,600	8%
South Central	2,394	2,074	15%	450.5	367.5	23%	188,200	177,200	6%
Southwest	792	440	80%	145.8	81.2	80%	184,100	184,500	—%
West	1,104	751	47%	349.9	233.3	50%	316,900	310,700	2%
	7,311	5,600	31%	$1,654.8	$1,182.2	40%	$226,300	$211,100	7%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations. Our homes in backlog increased 31% at June 30, 2012 from the prior year, with significant increases in most regions, particularly in our Southwest region, due to increases in net sales orders as compared with the same periods of the prior year.

	Homes Closed and Home Sales Revenue
	Three Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
East	569	508	12%	$140.6	$114.7	23%	$247,100	$225,800	9%
Midwest	308	276	12%	88.5	74.0	20%	287,300	268,100	7%
Southeast	1,204	996	21%	241.4	194.2	24%	200,500	195,000	3%
South Central	1,655	1,662	—%	306.7	294.5	4%	185,300	177,200	5%
Southwest	392	311	26%	71.3	56.0	27%	181,900	180,100	1%
West	829	802	3%	266.7	241.1	11%	321,700	300,600	7%
	4,957	4,555	9%	$1,115.2	$974.5	14%	$225,000	$213,900	5%

	Nine Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
East	1,615	1,375	17%	$392.9	$308.9	27%	$243,300	$224,700	8%
Midwest	768	700	10%	217.9	186.7	17%	283,700	266,700	6%
Southeast	3,313	2,457	35%	650.1	479.8	35%	196,200	195,300	—%
South Central	4,564	4,288	6%	833.2	751.5	11%	182,600	175,300	4%
Southwest	978	897	9%	180.9	164.1	10%	185,000	182,900	1%
West	2,077	1,991	4%	655.1	577.6	13%	315,400	290,100	9%
	13,315	11,708	14%	$2,930.1	$2,468.6	19%	$220,100	$210,800	4%

Home Sales Revenue

Revenues from home sales increased 14%, to $1,115.2 million (4,957 homes closed) for the three months ended June 30, 2012, from $974.5 million (4,555 homes closed) for the comparable period of 2011. Revenues from home sales increased 19%, to $2,930.1 million (13,315 homes closed) for the nine months ended June 30, 2012, from $2,468.6 million (11,708 homes closed) for the comparable period of 2011. The average selling price of homes closed during the three months ended June 30, 2012 was $225,000, up 5% from the $213,900 average for the same period of 2011, reflecting slight increases in the average size and amenity levels of our homes closed, as well as a combination of small price increases we have been able to implement recently in some of our communities as demand for new homes has improved. The average selling price of homes closed during the nine months ended June 30, 2012 was $220,100, up 4% from the $210,800 average for the same period of 2011. During the three and nine months ended June 30, 2012, home sales revenues increased in all of our market regions, resulting from increases in the number of homes closed and increases in average selling prices.

The number of homes closed in the three and nine months ended June 30, 2012 increased 9% and 14%, respectively, from the comparable periods of 2011, due to increases in most of our market regions. The most significant percentage increases in the current quarter occurred in our Southwest and Southeast regions with the Arizona and Florida markets contributing the most to the increase. As conditions change in the housing markets in which we operate, our ongoing level of net sales orders will determine the number of home closings and amount of revenue we will generate.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Gross profit – Home sales	18.0%	16.5%	17.5%	16.2%
Gross profit – Land/lot sales	20.0%	22.2%	45.2%	2.9%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(0.2)%	(1.0)%	(0.2)%	(1.3)%
Gross profit – Total homebuilding	17.8%	15.5%	17.4%	14.8%
Selling, general and administrative expense	12.2%	11.7%	13.0%	14.4%
Interest expense	0.6%	1.0%	0.6%	1.7%
Loss on early retirement of debt, net	—%	0.7%	—%	0.4%
Other (income)	(0.2)%	(0.1)%	(0.3)%	(0.3)%
Income (loss) before income taxes	5.2%	2.3%	4.0%	(1.4)%

Home Sales Gross Profit

Gross profit from home sales increased by 25%, to $200.6 million in the three months ended June 30, 2012, from $161.0 million in the comparable period of 2011, and, as a percentage of home sales revenues, increased 150 basis points, to 18.0%. Approximately 130 basis points of the increase in the home sales gross profit percentage was a result of the average selling price of our homes increasing by more than the average cost, reflecting improved market conditions from the prior year. Approximately 50 basis points of the increase was due to a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues, resulting from reductions in our interest and property taxes incurred and capitalized, more closings occurring on recently acquired finished lots and decreases in construction times over the past year. These increases were partially offset by a 30 basis point decrease due to higher estimated costs of warranty and construction defect claims as a percentage of home sales revenue.

Gross profit from home sales increased by 29%, to $512.8 million for the nine months ended June 30, 2012, from $398.7 million for the comparable period of 2011. As a percentage of home sales revenues, gross profit from home sales increased 130 basis points, to 17.5%. Generally, the significant factors impacting gross margin for the nine months ended June 30, 2012 were similar to those discussed for the three-month period. Specifically, 110 basis points of the increase was a result of the average selling price of our homes increasing by more than the average cost and 50 basis points was due to a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues. These increases were partially offset by a 20 basis point decrease because of a $5.3 million out-of-period adjustment in the prior year period related to an error in recording the loss reserves of our wholly-owned captive insurance subsidiary that increased gross profit in 2011 and by a 10 basis point decrease due to higher estimated costs of warranty and construction defect claims as a percentage of home sales revenue.

Land Sales Revenue

Land sales revenues increased to $1.0 million and $7.3 million in the three and nine months ended June 30, 2012, from $0.9 million and $6.9 million in the comparable periods of 2011. Fluctuations in revenues from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them; however, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we also sell residential lots or land parcels to manage our land and lot supply. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales fluctuate from period to period. As of June 30, 2012, we had $26.0 million of land held for sale that we expect to sell in the next twelve months.

Inventory Impairments and Land Option Cost Write-offs

At June 30, 2012, we performed our quarterly inventory impairment analysis by reviewing the performance and outlook for all of our communities, utilizing assumptions that reflected our expectation of continued low overall new home demand and uncertainties in the homebuilding industry and in our markets. The strength of the economy (measured largely in terms of job growth) and the level of underlying demand for new homes impact our operating performance and impairments. We evaluated communities with a combined carrying value of $367.4 million for impairment. The analysis of the majority of these communities assumed that sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that we do not intend to develop or operate in current market conditions, some increases over current sales prices were assumed. While it is difficult to determine a timeframe for a given community, we estimated the remaining lives of these communities to range from six months to in excess of ten years. When a discounted cash flow analysis was prepared for a community, we utilized a range of discount rates of 12% to 15%. Through this evaluation process, we determined that communities with a carrying value of $8.5 million as of June 30, 2012, were impaired. As a result, during the three months ended June 30, 2012, we recorded impairment charges of $1.9 million to reduce the carrying value of the impaired communities to their estimated fair value, as compared to $7.8 million of impairment charges in the same period of 2011. During the nine months ended June 30, 2012 and 2011, impairment charges totaled $2.6 million and $27.2 million, respectively. The decrease in the amount of impairment charges in fiscal 2012 reflects stabilization and, in some cases, improvement of housing industry conditions and our improved operating position in most of our markets.

Of the remaining $358.9 million carrying value of communities which were evaluated for impairment but determined not to be impaired at June 30, 2012, the largest concentrations were in Illinois (20%), California (19%), Florida (10%) and Arizona (10%). It is possible that our estimate of undiscounted cash flows from these communities may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to develop the lots and construct the homes. If conditions in the broader economy, homebuilding industry or specific markets in which we operate worsen, and as we re-evaluate specific community pricing and incentives, construction and development plans, and our overall land sale strategies, we may be required to evaluate additional communities or re-evaluate previously impaired communities for potential impairment. These evaluations may result in additional impairment charges.

During the three months ended June 30, 2012 and 2011, we wrote off $0.6 million and $2.1 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts which are not expected to be acquired. During the nine months ended June 30, 2012 and 2011, we wrote off $2.1 million and $5.4 million, respectively, of these deposits and costs. At June 30, 2012, outstanding earnest money deposits associated with our portfolio of land and lot option purchase contracts totaled $20.4 million.

In the three and nine months ended June 30, 2012, inventory impairment charges and write-offs of earnest money deposits and pre-acquisition costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 20 basis points, compared to 100 basis points and 130 basis points in the respective periods of 2011.

	Inventory Impairments and Land Option Cost Write-offs
	Three Months Ended June 30,
	2012			2011
	Inventory Impairments	Land Option Cost Write-offs	Total	Inventory Impairments	Land Option Cost Write-offs	Total
	(In millions)
East	$0.9	$0.1	$1.0	$0.1	$0.6	$0.7
Midwest	—	0.1	0.1	0.1	0.1	0.2
Southeast	1.0	0.1	1.1	5.1	0.4	5.5
South Central	—	—	—	—	—	—
Southwest	—	—	—	0.1	0.1	0.2
West	—	0.3	0.3	2.4	0.9	3.3
	$1.9	$0.6	$2.5	$7.8	$2.1	$9.9

	Nine Months Ended June 30,
	2012			2011
	Inventory Impairments	Land Option Cost Write-offs (Recoveries)	Total	Inventory Impairments	Land Option Cost Write-offs	Total
	(In millions)
East	$1.0	$0.7	$1.7	$2.1	$0.8	$2.9
Midwest	—	0.3	0.3	0.1	0.6	0.7
Southeast	1.6	0.1	1.7	9.8	1.0	10.8
South Central	—	0.3	0.3	0.2	0.2	0.4
Southwest	—	(0.1)	(0.1)	2.2	0.2	2.4
West	—	0.8	0.8	12.8	2.6	15.4
	$2.6	$2.1	$4.7	$27.2	$5.4	$32.6

	Carrying Values of Communities Evaluated for Impairment at June 30, 2012
		Communities Evaluated for Impairment		Analysis of Communities with Impairment Charges Recorded at June 30, 2012
	Total Number of Communities (1)	Number of Communities (1)	Carrying Value	Number of Communities (1)	Inventory Carrying Value Prior to Impairment	Fair Value
	(Values in millions)
East	224	15	$66.6	2	$4.2	$3.3
Midwest	61	5	90.7	—	—	—
Southeast	385	19	57.3	2	4.3	3.3
South Central	344	7	15.9	—	—	—
Southwest	67	5	40.0	—	—	—
West	195	12	96.9	—	—	—
	1,276	63	$367.4	4	$8.5	$6.6

	Carrying Values of Communities Evaluated for Impairment at September 30, 2011
		Communities Evaluated for Impairment		Analysis of Communities with Impairment Charges Recorded at September 30, 2011
	Total Number of Communities (1)	Number of Communities (1)	Carrying Value	Number of Communities (1)	Inventory Carrying Value Prior to Impairment	Fair Value
	(Values in millions)
East	214	13	$65.1	3	$6.7	$5.3
Midwest	62	7	70.6	—	—	—
Southeast	344	18	59.7	4	17.1	11.1
South Central	309	9	30.6	—	—	—
Southwest	71	13	48.3	4	8.5	6.3
West	181	19	117.2	2	4.8	4.2
	1,181	79	$391.5	13	$37.1	$26.9

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

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 20% to $136.4 million and 8% to $382.9 million in the three and nine months ended June 30, 2012, compared to the same periods of 2011, while the number of homes closed increased 9% and 14%, respectively. As a percentage of homebuilding revenues, SG&A expense increased 50 basis points to 12.2% and decreased 140 basis points to 13.0% in the three and nine months ended June 30, 2012, respectively, from 11.7% and 14.4% in the comparable periods of 2011. The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 64% of SG&A costs in the three and nine months ended June 30, 2012 and 63% and 59% in the respective periods of fiscal 2011. These costs increased by 22% to $87.4 million and by 15% to $243.9 million in the three and nine months ended June 30, 2012, respectively, primarily due to an increase in the level of incentive compensation related to the significant increases in revenues, profitability and the price of our common stock in the current periods as compared to the prior year periods. Our homebuilding operations employed approximately 2,565 and 2,475 employees at June 30, 2012 and 2011, respectively.

Our homebuilding SG&A expense as a percentage of revenues can vary significantly between quarters, depending largely on the fluctuations in quarterly revenue and profit levels. We attempt to adjust our SG&A infrastructure to support our expected closings volume; however, we cannot make assurances that our actions will permit us to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

Homebuilding interest costs are incurred on our homebuilding debt outstanding during the period. Interest incurred related to homebuilding debt for the three months ended June 30, 2012 was $31.1 million, compared to $31.4 million in the prior year period as our average homebuilding debt remained flat. During the nine months ended June 30, 2012, interest incurred related to homebuilding debt decreased 13% to $87.2 million, corresponding to a 15% decrease in our average homebuilding debt.

We capitalize homebuilding interest to inventory during active development and construction. Our inventory under active development and construction is currently lower than our debt level; therefore, a portion of our interest incurred is expensed. We expensed $6.2 million and $18.7 million of homebuilding interest during the three and nine months ended June 30, 2012, respectively, compared to $10.1 million and $41.0 million of interest in the same periods of 2011. The reduction in interest expensed in the three-month period is a result of the increase in our inventory under active development and construction. The reduction in interest expensed during the nine-month period is a result of the decline in interest incurred as well as an increase in our inventory under active development and construction. Interest amortized to cost of sales, excluding interest written off with inventory impairment charges, declined to 2.7% of total home and land/lot cost of sales in the three and nine months ended June 30, 2012, respectively, from 3.1% and 3.2% in the same periods of 2011 as a result of reductions in interest incurred and capitalized, more home closings on recently acquired finished lots and decreases in construction times over the past year.

Gain/Loss on Early Retirement of Debt

We retired no senior notes during the three months ended June 30, 2012 and retired $10.8 million principal amount of our senior notes prior to their maturity during the nine months ended June 30, 2012. During the three and nine months ended June 30, 2011, in addition to repaying $70.1 million principal amount of maturing senior notes, we retired $114.9 million and $242.1 million principal amount of our senior notes prior to their maturity, respectively. As a result of the early retirement of these notes, we recognized a net gain of $0.1 million in the nine months ended June 30, 2012 and a net loss of $6.5 million and $10.7 million in three and nine months ended June 30, 2011, respectively. These amounts represent the difference between the principal amount of the notes and the aggregate purchase price, after the write-off of any unamortized discounts and fees. The net loss in the prior year periods included a loss of $6.3 million for the call premium and write-off of unamortized fees related to the early redemption of the 5.375% senior notes due 2012.

Other Income

Other income, net of other expenses, associated with homebuilding activities was $2.6 million and $8.1 million in the three and nine months ended June 30, 2012, respectively, compared to $1.2 million and $6.8 million in the same periods of 2011. The largest component of other income in all four periods was interest income.

Homebuilding Results by Reporting Region

	Three Months Ended June 30,
	2012			2011
	Homebuilding Revenues	Homebuilding Income (Loss) Before Income Taxes (1)	% of Region Revenues	Homebuilding Revenues	Homebuilding Income (Loss) Before Income Taxes (1)	% of Region Revenues
	(In millions)
East	$140.6	$3.0	2.1%	$114.7	$(1.0)	(0.9)%
Midwest	88.5	0.7	0.8%	74.0	0.1	0.1%
Southeast	241.4	11.4	4.7%	194.2	(3.0)	(1.5)%
South Central	306.7	23.7	7.7%	294.6	19.0	6.4%
Southwest	71.3	4.9	6.9%	56.0	(0.5)	(0.9)%
West	267.7	14.6	5.5%	241.9	7.6	3.1%
	$1,116.2	$58.3	5.2%	$975.4	$22.2	2.3%

	Nine Months Ended June 30,
	2012			2011
	Homebuilding Revenues	Homebuilding Income (Loss) Before Income Taxes (1)	% of Region Revenues	Homebuilding Revenues	Homebuilding Income (Loss) Before Income Taxes (1)	% of Region Revenues
	(In millions)
East	$393.0	$9.2	2.3%	$308.9	$(13.6)	(4.4)%
Midwest	217.9	(7.4)	(3.4)%	186.7	(13.1)	(7.0)%
Southeast	651.5	26.9	4.1%	484.8	(16.8)	(3.5)%
South Central	833.2	52.1	6.3%	752.6	30.1	4.0%
Southwest	180.9	9.6	5.3%	164.1	(2.5)	(1.5)%
West	660.9	27.6	4.2%	578.4	(18.5)	(3.2)%
	$2,937.4	$118.0	4.0%	$2,475.5	$(34.4)	(1.4)%

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

East Region — Homebuilding revenues increased 23% and 27% in the three and nine months ended June 30, 2012, respectively, from the comparable periods of 2011, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. The largest increases in closings volume occurred in our Greenville, Charlotte and Raleigh/Durham markets. The region reported pre-tax income of $3.0 million and $9.2 million in the three and nine months ended June 30, 2012, respectively, compared to pre-tax losses of $1.0 million and $13.6 million for the same periods of 2011, primarily as a result of increases in revenues and gross profit. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased 200 and 240 basis points in the three and nine months ended June 30, 2012, respectively, compared to the same periods of 2011. As a percentage of homebuilding revenues, SG&A expenses increased by 40 basis points in the three-month period as a result of higher employee incentive compensation costs, and decreased by 230 basis points in the nine-month period due to the increase in revenues.

Midwest Region — Homebuilding revenues increased 20% and 17% in the three and nine months ended June 30, 2012, respectively, from the comparable periods of 2011, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. The largest increases in closings volume occurred in our Colorado and Chicago markets. The region reported pre-tax income of $0.7 million and a pre-tax loss of $7.4 million in the three and nine months ended June 30, 2012, respectively, compared to pre-tax income of $0.1 million and a pre-tax loss of $13.1 million for the same periods of 2011, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage decreased 100 basis points and increased 50 basis points in the three and nine months ended June 30, 2012, respectively, compared to the same periods of 2011. The decrease in the three months ended June 30, 2012 was largely due to an increase in litigation costs that reduced home sales gross profit. As a percentage of homebuilding revenues, SG&A expenses decreased by 30 and 120 basis points in the three and nine months ended June 30, 2012, respectively, due to the increases in revenues.

Southeast Region — Homebuilding revenues increased 24% and 34% in the three and nine months ended June 30, 2012, respectively, from the comparable periods of 2011, primarily due to an increase in the number of homes closed in the majority of the region’s markets. The largest increases in closings volume occurred in our Birmingham and the majority of our Florida markets. The region reported pre-tax income of $11.4 million and $26.9 million in the three and nine months ended June 30, 2012, respectively, compared to pre-tax losses of $3.0 million and $16.8 million for the same periods of 2011, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 250 and 130 basis points in the three and nine months ended June 30, 2012, respectively, compared to the same periods of 2011. Total gross profit in the prior year periods was reduced by inventory impairment charges and earnest money and pre-acquisition cost write-offs totaling $5.5 million and $10.8 million in the three and nine-month periods, respectively. As a percentage of homebuilding revenues, SG&A expenses in the three months ended June 30, 2012 were consistent with the prior year period, but decreased by 250 basis points in the nine-month period due to the increase in revenues.

South Central Region — Homebuilding revenues increased 4% and 11% in the three and nine months ended June 30, 2012, respectively, from the comparable periods of 2011, due to an increase in the average selling price in the majority of the region’s markets. The region reported pre-tax income of $23.7 million and $52.1 million in the three and nine months ended June 30, 2012, respectively, compared to pre-tax income of $19.0 million and $30.1 million for the same periods of 2011, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 140 basis points in both the three and nine months ended June 30, 2012, compared to the same periods of 2011. As a percentage of homebuilding revenues, SG&A expenses increased by 100 and 20 basis points in the three and nine months ended June 30, 2012, respectively, compared to the prior year periods, as a result of higher employee incentive compensation costs.

Southwest Region — Homebuilding revenues increased 27% and 10% in the three and nine months ended June 30, 2012, respectively, from the comparable periods of 2011, primarily due to an increase in the number of homes closed in the Phoenix market. The region reported pre-tax income of $4.9 million and $9.6 million in the three and nine months ended June 30, 2012, respectively, compared to pre-tax losses of $0.5 million and $2.5 million for the same periods of 2011, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 350 and 170 basis points in the three and nine months ended June 30, 2012, respectively, compared to the same periods of 2011. Also, in the nine-month period, there was a reduction in inventory impairment charges and earnest money and pre-acquisition cost write-offs. As a percentage of homebuilding revenues, SG&A expenses decreased by 240 and 210 basis points in the three and nine months ended June 30, 2012, respectively, due to the increases in revenues in both the three and nine-month periods and the reduction in total SG&A expenses in the nine-month period.

West Region — Homebuilding revenues increased 11% and 14% in the three and nine months ended June 30, 2012, respectively, from the comparable periods of 2011, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region's markets. The largest increases in closings volume occurred in our Seattle and Portland markets. The region reported pre-tax income of $14.6 million and $27.6 million in the three and nine months ended June 30, 2012, respectively, compared to pre-tax income of $7.6 million and a pre-tax loss of $18.5 million for the same periods of 2011, primarily as a result of increases in revenues and gross profit. The improvement in gross profit was the result of fewer inventory impairment charges and earnest money and pre-acquisition cost write-offs, and increases in the home sales gross profit percentage of 100 and 130 basis points in the three and nine months ended June 30, 2012, respectively, compared to the same periods of 2011. As a percentage of homebuilding revenues, SG&A expenses increased by 150 basis points in the three months ended June 30, 2012 due to higher employee incentive compensation costs. For the nine-month period, they decreased by 160 basis points due to increases in revenues from the prior year.

LAND AND LOT POSITION AND HOMES IN INVENTORY

Our inventory investment strategy includes entering into new lot option contracts to purchase finished lots in our operating markets to increase sales volumes and profitability. We attempt to renegotiate existing lot option contracts when necessary to reduce our lot costs and better match the scheduled lot purchases with new home demand in each community. We are also selectively increasing our investments in land acquisition, land development and housing inventory to meet housing demand and expand our operations in desirable markets. We also manage our inventory of homes under construction relative to demand in each of our markets, including selectively starting construction on unsold homes to capture new home demand, monitoring the number and aging of unsold homes and aggressively marketing our unsold, completed homes in inventory.

The following is a summary of our land and lot position and homes in inventory at June 30, 2012 and September 30, 2011:

	As of June 30, 2012				As of September 30, 2011
	Land/Lots Owned	Lots Controlled Under Lot Option and Similar Contracts (1)	Total Land/Lots Owned and Controlled	Homes in Inventory	Land/Lots Owned	Lots Controlled Under Lot Option and Similar Contracts (1)	Total Land/Lots Owned and Controlled	Homes in Inventory
East	11,300	5,500	16,800	1,400	9,900	4,700	14,600	1,300
Midwest	4,800	1,200	6,000	800	5,300	500	5,800	600
Southeast	24,000	12,100	36,100	2,900	22,500	9,200	31,700	2,600
South Central	23,000	17,900	40,900	4,000	21,700	9,700	31,400	3,500
Southwest	5,000	2,100	7,100	1,000	5,300	1,100	6,400	900
West	21,700	2,000	23,700	2,100	21,100	1,700	22,800	1,600
	89,800	40,800	130,600	12,200	85,800	26,900	112,700	10,500
	69%	31%	100%		76%	24%	100%

(1)
Excludes approximately 3,900 and 8,000 lots at June 30, 2012 and September 30, 2011, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contracts have yet to be terminated. We have reserved the deposits related to these contracts.

At June 30, 2012, we owned or controlled approximately 130,600 lots, compared to approximately 112,700 lots at September 30, 2011. Of the 130,600 total lots, we controlled approximately 40,800 lots (31%), with a total remaining purchase price of approximately $1.3 billion, through land and lot option purchase contracts with a total of $20.4 million in earnest money deposits. At June 30, 2012, approximately 23,300 of our owned lots were finished.

We had a total of approximately 12,200 homes in inventory, including approximately 1,100 model homes at June 30, 2012, compared to approximately 10,500 homes in inventory, including approximately 1,100 model homes at September 30, 2011. Of our total homes in inventory, approximately 5,600 were unsold at both June 30, 2012 and September 30, 2011. At June 30, 2012, approximately 2,100 of our unsold homes were completed, of which approximately 400 homes had been completed for more than six months. At September 30, 2011, approximately 2,800 of our unsold homes were completed, of which approximately 600 homes had been completed for more than six months.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and nine months ended June 30, 2012 and 2011:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	2,952	2,788	6%	7,942	7,198	10%
Number of homes closed by D.R. Horton	4,957	4,555	9%	13,315	11,708	14%
DHI Mortgage capture rate	60%	61%		60%	61%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	2,963	2,809	5%	7,974	7,259	10%
Total number of loans originated or brokered by DHI Mortgage	3,516	3,257	8%	9,580	8,526	12%
Captive business percentage	84%	86%		83%	85%
Loans sold by DHI Mortgage to third parties	3,602	2,890	25%	9,648	8,294	16%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(In millions)
Loan origination fees	$4.8	$4.9	(2)%	$13.6	$12.7	7%
Sale of servicing rights and gains from sale of mortgages	22.7	14.6	55%	50.5	38.6	31%
Recourse expense	(2.0)	(3.5)	(43)%	(4.7)	(7.7)	(39)%
Sale of servicing rights and gains from sale of mortgages, net	20.7	11.1	86%	45.8	30.9	48%
Other revenues	1.9	2.9	(34)%	5.2	7.1	(27)%
Reinsurance expense	—	(0.4)	(100)%	(1.2)	(1.6)	(25)%
Other revenues, net	1.9	2.5	(24)%	4.0	5.5	(27)%
Total mortgage operations revenues	27.4	18.5	48%	63.4	49.1	29%
Title policy premiums, net	6.4	5.3	21%	17.0	13.9	22%
Total revenues	33.8	23.8	42%	80.4	63.0	28%
General and administrative expense	21.5	19.3	11%	59.9	56.4	6%
Interest expense	0.6	0.3	100%	2.4	0.7	243%
Interest and other (income)	(2.2)	(2.5)	(12)%	(7.6)	(6.7)	13%
Income before income taxes	$13.9	$6.7	107%	$25.7	$12.6	104%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues (1)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Recourse and reinsurance expense	5.6%	14.1%	6.8%	12.9%
General and administrative expense	60.1%	69.7%	69.4%	78.0%
Interest expense	1.7%	1.1%	2.8%	1.0%
Interest and other (income)	(6.1)%	(9.0)%	(8.8)%	(9.3)%
Income before income taxes	38.8%	24.2%	29.8%	17.4%

(1)	Excludes the effects of recourse and reinsurance charges on financial services revenues

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three and nine months ended June 30, 2012, total first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 6% and 10%, respectively, reflecting increases of 9% and 14% in the number of homes closed by our homebuilding operations. The percentage increases in loans originated were lower than the percentage increases in the number of homes closed due to a slight decrease in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) to 60% in the three and nine months ended June 30, 2012, from 61%, in the comparable prior year periods.

Home closings from our homebuilding operations constituted 84% and 83% of DHI Mortgage loan originations in the three and nine months ended June 30, 2012, respectively, compared to 86% and 85% in the comparable periods of 2011. These rates reflect DHI Mortgage’s continued focus on supporting the captive business provided by our homebuilding operations.

The number of loans sold to third-party purchasers increased by 25% and 16% in the three and nine months ended 2012, respectively, from the comparable periods of 2011. Virtually all of the mortgage loans originated during the nine months ended 2012 and mortgage loans held for sale on June 30, 2012 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae). Approximately 73% of the mortgage loans sold by DHI Mortgage during the nine months ended June 30, 2012 were sold to one major financial institution that provided the best price and execution. On an ongoing basis, we are negotiating with other institutions to establish additional loan purchase options. If we are unable to sell mortgage loans to additional purchasers on attractive terms, our ability to originate and sell mortgage loans at competitive prices could be limited, which would negatively affect profitability.

Financial Services Revenues and Expenses

Revenues from the financial services segment increased 42% and 28%, to $33.8 million and $80.4 million in the three and nine months ended June 30, 2012, respectively, from $23.8 million and $63.0 million in the comparable periods of 2011. The volume of loans sold increased 25% and 16% in the three and nine months ended June 30, 2012, respectively, and revenues from the sale of servicing rights and gains from sale of mortgages increased 55% and 31%, respectively. Loan sale revenue increased at a higher rate than loan sale volume primarily due to improved loan sale execution in the secondary market. Loan origination fees decreased 2% and increased 7%, compared to increases in the number of loans originated of 8% and 12% during the same periods. Loan origination fees decreased primarily due to pricing decreases in some of our markets.

Charges related to recourse obligations were $2.0 million and $4.7 million in the three and nine months ended June 30, 2012, respectively, compared to $3.5 million and $7.7 million in the same periods of 2011. The calculation of our required repurchase loss reserve is based upon an analysis of repurchase requests received, our actual repurchases and losses through the disposition of such loans or requests, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional recourse expense may be incurred. Additionally, a subsidiary of ours reinsured a portion of the private mortgage insurance written on loans originated by DHI Mortgage in prior years. Charges to increase reserves for expected losses on the reinsured loans were $0 and $1.2 million in the three and nine months ended June 30, 2012, respectively, compared to $0.4 million and $1.6 million in the same periods of 2011.

Financial services general and administrative (G&A) expense increased 11% and 6%, to $21.5 million and $59.9 million in the three and nine months ended June 30, 2012, respectively, from the comparable periods of 2011. As a percentage of financial services revenues (excluding the effects of recourse and reinsurance expense), G&A expense was 60.1% and 69.4% in the three and nine months ended June 30, 2012, respectively, decreasing from 69.7% and 78.0% in the comparable periods of 2011. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur as some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

RESULTS OF OPERATIONS - CONSOLIDATED

Income (Loss) before Income Taxes

Income before income taxes for the three and nine months ended June 30, 2012 was $72.2 million and $143.7 million, respectively, compared to income before income taxes of $28.9 million and a loss before income taxes of $21.8 million for the same periods of 2011. The difference in our operating results for the current year periods compared to a year ago is primarily due to a higher volume of homes closed which resulted in higher revenues, a higher gross profit margin and lower interest expense.

Income Taxes

Our income tax benefit for the three and nine months ended June 30, 2012 was $715.6 million and $712.5 million, respectively, compared to income tax expense of $0.2 million for the three months ended June 30, 2011 and income tax benefit of $57.8 million for the nine months ended June 30, 2011. The income tax benefit in the current year periods is due primarily to a $716.7 million reduction of our deferred tax asset valuation allowance in the current quarter. The benefit from income taxes in the prior year nine-month period was due to us receiving a favorable result from the Internal Revenue Service (IRS) on a ruling request concerning capitalization of inventory costs.

At June 30, 2012 and September 30, 2011, we had net deferred tax assets of $795.1 million and $848.5 million, respectively, offset by valuation allowances of $78.4 million and $848.5 million, respectively. The realization of our deferred tax assets depends upon the existence of sufficient taxable income in future periods. During the three months ended June 30, 2012, we evaluated both positive and negative evidence and determined it was more likely than not that the substantial majority of our deferred tax assets will be realized, which resulted in the reduction of $716.7 million of the valuation allowance on our deferred tax assets.

In our evaluation of the need for and level of a valuation allowance on our deferred tax assets, the most significant piece of evidence considered was the objective, direct positive evidence related to our recent financial results. We have generated pre-tax income in each of the five immediately preceding consecutive quarters totaling $206.4 million, and we generated more pre-tax income in the current quarter than in any of the four previous quarters. We closed 4,957 homes and earned $72.2 million of pre-tax income during the three months ended June 30, 2012 and closed 13,315 homes and earned $143.7 million of pre-tax income during the nine months ended June 30, 2012. A significant contributor to our increased profitability is our reduced debt and interest costs. The value of our net sales orders for the current quarter and the value of our sales order backlog at June 30, 2012 increased 32% and 40%, respectively, compared to the prior year. Based on our sales order backlog of 7,311 homes at June 30, 2012, we expect to close more homes and generate more pre-tax income in the fourth quarter of fiscal 2012 than we did in the current quarter. Additionally, we believe we will increase our pre-tax income in future years, as we are utilizing our balance sheet and liquidity position to invest in opportunities to sustain and grow our operations. If industry conditions weaken from current levels, we expect to be able to adjust our operations to maintain long-term profitability. While our expectations are that annual pre-tax income will grow, if annual pre-tax income in future years remains flat with the current level, we estimate that we will realize all of our current federal net operating losses in less than five years and will be able to absorb all federal deductible temporary differences as they reverse in future years.

In prior periods, a significant part of the negative evidence we considered was our three-year cumulative pre-tax loss position. At June 30, 2012 we had cumulative pre-tax income for the last three years of $26.1 million, so this piece of negative evidence was no longer considered to be as significant. Other negative evidence we considered was our previous losses incurred during the housing market decline, the current overall weakness in the economy and the housing market, the restrictive mortgage lending environment and our gross margins, which are currently lower than historical levels before the housing downturn. Based on our evaluation of both positive and negative evidence, we concluded that the objective, direct positive evidence related to our operating results achieved during the recent challenging economic and housing market conditions and the sustainability of current pre-tax income levels outweighed the negative evidence and that it is more likely than not that the substantial majority of our deferred tax assets will be realized.

We have a valuation allowance of $78.4 million because it is more likely than not that a portion of our state net operating loss carryforwards will not be realized due to the more limited carryforward periods that exist in certain states, and also because when a change in a valuation allowance is recognized in an interim period, a portion of the valuation allowance to be reversed is allocated to the remaining interim periods. Therefore, we expect a portion of the remaining $78.4 million valuation allowance to reverse in the fourth quarter of fiscal 2012.

We had income taxes receivable of $12.9 million and $12.4 million at June 30, 2012 and September 30, 2011, respectively, that relates to a federal tax refund we expect to receive. During the second quarter of 2012, after concluding its audit of our fiscal year ended 2006 and 2007 tax returns, the IRS submitted its report to the U.S. Congressional Joint Committee on Taxation (Committee). We expect the review and approval from the Committee will be completed during the current fiscal year at which time we will receive the $12.9 million income taxes receivable.

A reduction of $3.3 million in the amount of unrecognized tax benefits and accrued interest is reasonably possible within the current fiscal year, which would be reflected as a benefit from income taxes.

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

At June 30, 2012, our ratio of net homebuilding debt to total capital was 18.3%, compared to 19.9% at June 30, 2011 and 18.0% at September 30, 2011. Net homebuilding debt to total capital consists of homebuilding notes payable net of cash and marketable securities divided by total capital net of cash and marketable securities (homebuilding notes payable net of cash and marketable securities plus total equity). In the near term, we intend to maintain a ratio of net homebuilding debt to total capital below our historic target operating range of 45%. However, future period-end net homebuilding debt to total capital ratios may be higher than the 18.3% ratio achieved at June 30, 2012.

We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing us with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its obligation under its repurchase agreement is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. Because of its capital function, we include our homebuilding cash and marketable securities as a reduction of our homebuilding debt and total capital. For comparison to our ratios of net homebuilding debt to capital above, at June 30, 2012 and 2011, and at September 30, 2011, our ratios of homebuilding debt to total capital, without netting cash and marketable securities balances, were 35.8%, 40.5% and 37.7%, respectively.

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

Homebuilding Capital Resources

Cash and Cash Equivalents — At June 30, 2012, we had available homebuilding cash and cash equivalents of $884.3 million.

Marketable Securities — At June 30, 2012, we had marketable securities of $283.7 million. Our marketable securities consist of U.S. Treasury securities, government agency securities, corporate debt securities and certificates of deposit.

Secured Letter of Credit Agreements — We have secured letter of credit agreements which require us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At June 30, 2012 and September 30, 2011, the amount of cash restricted for this purpose totaled $39.6 million and $47.5 million, respectively, and is included in homebuilding restricted cash on our consolidated balance sheets.

Public Unsecured Debt - In May 2012, we issued $350 million principal amount of 4.75% senior notes due May 15, 2017, with interest payable semi-annually. The annual effective interest rate of the notes, after giving effect to the amortization of deferred financing costs is 5.0%.

The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At June 30, 2012, we were in compliance with all of the limitations and restrictions that form a part of the public debt obligations.

Shelf Registration Statement — We have an automatically effective universal shelf registration statement filed with the SEC in September 2009, registering debt and equity securities which we may issue from time to time in amounts to be determined. We anticipate filing a new universal shelf registration statement that will register debt and equity securities prior to the expiration of our current universal shelf registration statement in September 2012.

Financial Services Capital Resources

Cash and Cash Equivalents — At June 30, 2012, the amount of financial services cash and cash equivalents was $20.6 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. In March 2012, the mortgage repurchase facility was renewed and amended. The committed capacity of the facility remains at $180 million; however, the capacity can be increased to $225 million. Increases in borrowing capacity in excess of $180 million are provided on an uncommitted basis and at a higher borrowing cost than committed borrowings. Additionally, the term of the facility was extended to March 3, 2013.

As of June 30, 2012, $251.7 million of mortgage loans held for sale were pledged under the mortgage repurchase facility. These mortgage loans had a collateral value of $238.0 million. DHI Mortgage has the option to fund a portion of its repurchase obligations in advance. As a result of advance paydowns totaling $91.3 million, DHI Mortgage had an obligation of $146.7 million outstanding under the mortgage repurchase facility at June 30, 2012 at a 2.8% annual interest rate.

The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At June 30, 2012, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the nine months ended June 30, 2012, we used $177.2 million of cash in our operating activities, compared to $75.3 million in the prior year period, which reflects cash used to invest in additional land and lot inventory, as well as to increase homes under construction to support the seasonal increase in our sales during the spring and early summer.

We have a substantial amount of liquidity resulting from the net cash provided by our operating activities during the past few years. This liquidity gives us the flexibility to determine the appropriate operating strategy for each of our communities and to take advantage of opportunities in the market. Over the past several years, we have purchased or contracted to purchase finished lots in most of our markets to increase sales and home closing volumes, while we have generally limited our purchases of undeveloped land and our development spending on land we own to smaller projects or phases which yield finished lot quantities in line with expected near-term home production. As our sales demand and profitability has improved, we have chosen to use cash from operations to increase our homes in inventory, and we are increasing our use of cash from operations to selectively invest in land acquisition, land development and housing inventory opportunities to meet housing demand and expand our operations in desirable markets.

Investing Cash Flow Activities

In the nine months ended June 30, 2012, net cash used in our investing activities was $8.1 million, compared to $14.5 million in the prior year period. During the current year period, $188.7 million was used to purchase marketable securities, and proceeds from the sale or maturity of securities during the period totaled $196.8 million. In the prior year period, $259.7 million was used to purchase marketable securities, and proceeds from the sale or maturity of securities totaled $254.7 million. Additionally, in the nine months ended June 30, 2012 and 2011, we used $23.8 million and $12.8 million, respectively, to purchase property and equipment, including model home furniture, office and technology equipment and office buildings to support our operations. Also affecting our investing cash flows are changes in restricted cash, which decreased $7.6 million and $3.3 million in the nine months ended June 30, 2012 and 2011, respectively. Changes in restricted cash are primarily due to fluctuations in the balance of our outstanding letters of credit.

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

During the nine months ended June 30, 2012, we issued $350 million principal amount of 4.75% senior notes, and we repurchased $10.8 million principal amount of our 6.5% senior notes due 2016 for an aggregate purchase price of $10.6 million, plus accrued interest. During the nine months ended June 30, 2011, we repaid, through maturities, redemptions and repurchases, a total of $312.2 million principal amount of various issues of senior notes for an aggregate purchase price of $322.4 million, plus accrued interest.

During the three months ended June 30, 2012, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on May 22, 2012 to stockholders of record on May 8, 2012. In July 2012, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on August 24, 2012 to stockholders of record on August 13, 2012. Quarterly cash dividends of $0.0375 per common share were declared in the comparable quarters of fiscal 2011. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions.

Changes in Capital Structure

On August 1, 2011, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2012. At June 30, 2012, $412.1 million of the debt authorization was remaining and all of the common stock authorization was remaining. On July 25, 2012, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2013.

In May 2012, we issued $350 million principal amount of 4.75% senior notes due May 15, 2017, with interest payable semi-annually.

In recent years, our primary non-operating use of available capital has been to repay debt, and in fiscal 2011 we also made limited stock repurchases. We regularly evaluate our alternatives for future non-operating uses of our available capital, including debt repayments, dividend payments or common stock repurchases, while considering the overall level of our cash balances needed to support our operations and our balance sheet leverage and liquidity targets. As our sales demand and profitability has improved, our operating uses of capital have increased and our debt repayments have decreased as compared to the past several years.

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

CONTRACTUAL CASH OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Our primary contractual cash obligations for our homebuilding and financial services segments are payments under our debt agreements and lease payments under operating leases. We expect to fund our contractual obligations in the ordinary course of business through a combination of our existing cash resources, cash flows generated from profits, renewed, amended or new mortgage repurchase facilities or other bank financing, and the issuance of new debt or equity securities through the public capital markets as market conditions may permit.

At June 30, 2012, our homebuilding operations had outstanding letters of credit of $39.5 million, all of which were cash collateralized, and surety bonds of $534.5 million, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Within the land and lot option purchase contracts at June 30, 2012, there were a limited number of contracts, representing $9.5 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Further discussion of our land option contracts is provided in the “Land and Lot Position and Homes in Inventory” section included herein.

CRITICAL ACCOUNTING POLICIES

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2011, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, land and lot option purchase contracts, goodwill, warranty, legal claims and insurance, income taxes and stock-based compensation. Since September 30, 2011, there have been no significant changes to those critical accounting policies.

SEASONALITY

Prior to the recent downturn in the homebuilding industry which began to affect our seasonal patterns in fiscal 2007, we experienced relatively predictable seasonal variations in our quarterly operating results and capital requirements. We began to experience our normal seasonality pattern again in both fiscal 2011 and 2012. We generally have more homes under construction, close more homes and have greater revenues and operating income in the third and fourth quarters of our fiscal year. The seasonal activity increases our working capital requirements for our homebuilding operations during the third and fourth fiscal quarters and increases our funding requirements for the mortgages we originate in our financial services segment at the end of these quarters. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	a downturn in the homebuilding industry, including deterioration in industry or broader economic conditions;

•	constriction of the credit markets, which could limit our ability to access capital and increase our costs of capital;

•	the reduction in availability of mortgage financing, increases in mortgage interest rates and the effects of government programs;

•	the level of success of our strategies in responding to conditions in the industry;

•	the impact of an inflationary or deflationary environment;

•	changes in general economic, real estate and other business conditions;

•	the risks associated with our inventory ownership position in changing market conditions;

•	supply risks for land, materials and labor;

•	changes in the costs of owning a home;

•	the effects of governmental regulations and environmental matters on our homebuilding operations;

•	the effects of governmental regulation on our financial services operations;

•	the uncertainties inherent in home warranty and construction defect claims matters;

•	our substantial debt and our ability to comply with related debt covenants, restrictions and limitations;

•	competitive conditions within our industry;

•	our ability to effect any future growth strategies successfully;

•	our ability to realize the full amount of our deferred income tax asset;

•	our ability to utilize the full amount of our tax losses, which could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code; and

•	information technology failures and data security breaches.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in Item 1A. "Risk Factors" under Part II of this report and our annual report on Form 10-K for the fiscal year ended September 30, 2011, including the section entitled “Risk Factors,” which is filed with the Securities and Exchange Commission.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in current earnings. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in current earnings, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans and the fair value change, which for the three and nine months ended June 30, 2012 and 2011 was not significant, is recognized in current earnings. At June 30, 2012, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $317.0 million. Uncommitted IRLCs totaled a notional amount of approximately $261.4 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $80.6 million at June 30, 2012.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2012. The interest rate for our variable rate debt represents the interest rate on our mortgage repurchase facility. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Three Months Ending September 30, 2012	Fiscal Year Ending September 30,							Fair Value at June 30, 2012
		2013	2014	2015	2016	2017	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$5.1	$171.7	$783.8	$157.7	$542.9	$350.0	$—	$2,011.2	$2,338.3
Average interest rate	8.5%	7.0%	8.3%	5.4%	6.4%	5.0%	—	6.8%
Variable rate	$146.7	$—	$—	$—	$—	$—	$—	$146.7	$146.7
Average interest rate	2.8%	—	—	—	—	—	—	2.8%

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, significant systems failures and electrical outages in the past. A material network breach in the security of our information technology systems could include the theft of customer, employee or company data. In February 2012, we experienced a software security breach by unknown external sources in our Internet Loan Prequalification System, which could have resulted in some of our customers’ personal data being compromised. We investigated the breach with the assistance of information technology security experts, and we are working with local and federal law enforcement to aid in their investigation of the breach. Our investigations produced no evidence that any of our customers’ data was actually accessed or exported from our systems. A security breach such as the one we recently experienced or a significant and extended disruption in the functioning of our information technology systems could damage our reputation and cause us to lose customers, adversely impact our sales and revenue and require us to incur significant expense to address and remediate or otherwise resolve these kinds of issues. The release of confidential information as a result of a security breach may also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our consolidated results of operations or financial position. We may also be required to incur significant costs to protect against damages caused by these information technology failures or security breaches in the future.

ITEM 6.  EXHIBITS

(a)	Exhibits.
3.1
Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992. (1)

	3.2	Amended and Restated Bylaws of the Company. (2)
	4.1	Senior Debt Securities Indenture, dated as of May 1, 2012, between Company and American Stock Transfer & Trust Company, LLC, as trustee. (3)
4.2
Supplemental Indenture, dated as of May 1, 2012, among Company, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee, relating to the 4.750% Senior Notes Due 2017 of Company. (4)

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
101
The following financial statements from D.R. Horton, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on July 27, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith.

(1)	Incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 30, 2009, filed with the SEC on August 5, 2009.

(3)	Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 1, 2012, filed with the SEC on May 4, 2012.

(4)	Incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 1, 2012, filed with the SEC on May 4, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date:	July 27, 2012	By: /s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and
Chief Financial Officer (Principal Financial and
Principal Accounting Officer)