Form 10-Q
period 2012-12-31
HORTON D R INC /DE/
filed 2013-01-29
CIK 882184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2012
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

Common stock, $.01 par value – 321,326,473 shares as of January 23, 2013

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	September 30, 2012
	(In millions) (Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$546.4	$1,030.4
Marketable securities, available-for-sale	96.7	298.0
Restricted cash	54.8	49.3
Inventories:
Construction in progress and finished homes	1,909.5	1,682.7
Residential land and lots — developed and under development	2,475.7	1,838.4
Land held for development	629.9	644.1
	5,015.1	4,165.2
Income taxes receivable	—	14.4
Deferred income taxes, net of valuation allowance of $41.9 million at December 31, 2012 and September 30, 2012	683.5	709.5
Property and equipment, net	81.9	72.6
Other assets	454.2	456.8
Goodwill	38.9	38.9
	6,971.5	6,835.1
Financial Services:
Cash and cash equivalents	20.5	17.3
Mortgage loans held for sale	307.9	345.3
Other assets	47.4	50.5
	375.8	413.1
Total assets	$7,347.3	$7,248.2
LIABILITIES
Homebuilding:
Accounts payable	$241.8	$216.2
Accrued expenses and other liabilities	856.6	893.8
Notes payable	2,424.3	2,305.3
	3,522.7	3,415.3
Financial Services:
Accounts payable and other liabilities	42.1	50.4
Mortgage repurchase facility	169.4	187.8
	211.5	238.2
Total liabilities	3,734.2	3,653.5
Commitments and contingencies (Note L)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 328,464,422 shares issued and 321,264,351 shares outstanding at December 31, 2012 and 328,092,047 shares issued and 320,891,976 shares outstanding at September 30, 2012	3.3	3.3
Additional paid-in capital	1,992.2	1,979.8
Retained earnings	1,749.2	1,743.1
Treasury stock, 7,200,071 shares at December 31, 2012 and September 30, 2012, at cost	(134.3)	(134.3)
Accumulated other comprehensive income	—	0.2
Total stockholders’ equity	3,610.4	3,592.1
Noncontrolling interests	2.7	2.6
Total equity	3,613.1	3,594.7
Total liabilities and equity	$7,347.3	$7,248.2
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended December 31,
	2012	2011
	(In millions, except per share data) (Unaudited)
Homebuilding:
Revenues:
Home sales	$1,223.3	$884.3
Land/lot sales and other	9.9	1.3
	1,233.2	885.6
Cost of sales:
Home sales	992.8	735.6
Land/lot sales and other	8.2	—
Inventory impairments and land option cost write-offs	1.3	1.4
	1,002.3	737.0
Gross profit:
Home sales	230.5	148.7
Land/lot sales and other	1.7	1.3
Inventory impairments and land option cost write-offs	(1.3)	(1.4)
	230.9	148.6
Selling, general and administrative expense	140.8	119.0
Interest expense	3.2	6.9
Gain on early retirement of debt, net	—	(0.1)
Other (income)	(3.3)	(2.2)
	90.2	25.0
Financial Services:
Revenues, net of recourse and reinsurance expense	41.9	21.0
General and administrative expense	25.7	18.9
Interest expense	1.0	0.9
Interest and other (income)	(2.5)	(3.0)
	17.7	4.2
Income before income taxes	107.9	29.2
Income tax expense	41.6	1.5
Net income	$66.3	$27.7
Other comprehensive income (loss), net of income tax:
Unrealized (loss) gain related to available-for-sale securities	(0.1)	0.1
Comprehensive income	$66.2	$27.8
Basic net income per common share	$0.21	$0.09
Net income per common share assuming dilution	$0.20	$0.09
Cash dividends declared per common share	$0.1875	$0.0375

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2012	2011
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$66.3	$27.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4.8	5.0
Amortization of discounts and fees	10.4	9.8
Stock based compensation expense	3.5	5.0
Deferred income taxes	35.2	—
Gain on early retirement of debt, net	—	(0.1)
Gain on sale of marketable securities	(0.2)	—
Inventory impairments and land option cost write-offs	1.3	1.4
Changes in operating assets and liabilities:
(Increase) decrease in construction in progress and finished homes	(226.8)	9.7
Increase in residential land and lots – developed, under development, and held for development	(612.8)	(40.1)
Decrease in other assets	22.8	6.1
Decrease in income taxes receivable	14.4	—
Decrease in mortgage loans held for sale	37.4	18.2
Decrease in accounts payable, accrued expenses and other liabilities	(12.8)	(44.4)
Net cash used in operating activities	(656.5)	(1.7)
INVESTING ACTIVITIES
Purchases of property and equipment	(14.0)	(2.4)
Purchases of marketable securities	(26.8)	(24.4)
Proceeds from the sale or maturity of marketable securities	226.7	21.5
(Increase) decrease in restricted cash	(5.5)	4.5
Net principal increase of other mortgage loans and real estate owned	(0.2)	(1.6)
Purchases of debt securities collateralized by residential real estate	(18.6)	—
Payment related to acquisition of a business	(9.4)	—
Net cash provided by (used in) investing activities	152.2	(2.4)
FINANCING ACTIVITIES
Proceeds from notes payable	100.0	29.5
Repayment of notes payable	(18.4)	(12.6)
Proceeds from stock associated with certain employee benefit plans	2.1	4.6
Cash dividends paid	(60.2)	(11.9)
Net cash provided by financing activities	23.5	9.6
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(480.8)	5.5
Cash and cash equivalents at beginning of period	1,047.7	732.6
Cash and cash equivalents at end of period	$566.9	$738.1
Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$11.4	$—
Stock issued under employee incentive plans	$3.9	$3.1

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2012

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its 100% owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires). All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal, recurring accruals and the asset impairment charges, loss reserves and deferred tax asset valuation allowance discussed below) considered necessary for a fair statement have been included. These financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2012.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Business

The Company is a national homebuilder that is engaged in the construction and sale of single-family housing in 26 states and 77 markets in the United States as of December 31, 2012. The Company designs, builds and sells single-family detached homes on lots it develops and on finished lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums. Periodically, the Company sells land and lots to other developers and homebuilders where it has excess land and lot positions. The Company also provides mortgage financing and title agency services, primarily to its homebuilding customers, and generally sells the mortgages it originates and the related servicing rights to third-party purchasers.

Reclassifications

The statement of cash flows for the three months ended December 31, 2011, including the cash flows for the Non-Guarantor Subsidiaries as reflected in Note O, has been corrected to reflect a $1.6 million use of cash previously reflected in operating activities to cash used in investing activities related to the net principal increase of other mortgage loans and real estate owned. The Company has determined that the impact to prior period financial statements is not material. As other prior period financial information is presented, the Company will similarly revise the statements of cash flows in its future filings.

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013 or subsequent periods.

Variable Interests

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

Option purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under option. There were no variable interest entities reported in the consolidated balance sheets at December 31, 2012 and September 30, 2012 because the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance and it did not have an obligation to absorb losses of or the right to receive benefits from the entity. The maximum exposure to loss related to the Company’s variable interest entities is limited to the amounts of the

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2012

Company’s related option deposits. At December 31, 2012 and September 30, 2012, the amount of option deposits related to these contracts totaled $27.4 million and $32.0 million, respectively, and are included in homebuilding other assets on the consolidated balance sheets.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other,” which provides the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not an indefinite-lived intangible asset is impaired. If the asset is considered impaired, an entity is required to perform the quantitative assessment under the existing guidance. The guidance was effective for the Company beginning in fiscal 2013. The adoption of this guidance did not impact the Company’s consolidated financial position, results of operations or cash flows.

NOTE B – SEGMENT INFORMATION

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

Homebuilding is the Company’s core business, generating 97% and 98% of consolidated revenues during the three months ended December 31, 2012 and 2011, respectively. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land and the construction and sale of residential homes on the land, in 26 states and 77 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, and to a lesser extent from the sale of land and lots.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2012

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2012.

	Three Months Ended December 31,
	2012	2011
	(In millions)
Revenues
Homebuilding revenues:
East	$137.4	$118.8
Midwest	89.4	57.7
Southeast	291.5	196.9
South Central	310.5	266.7
Southwest	76.0	54.0
West	328.4	191.5
Total homebuilding revenues	1,233.2	885.6
Financial services revenues	41.9	21.0
Consolidated revenues	$1,275.1	$906.6
Income (Loss) Before Income Taxes (1)
Homebuilding income (loss) before income taxes:
East	$7.0	$2.5
Midwest	(2.0)	(7.1)
Southeast	19.4	6.7
South Central	25.2	15.4
Southwest	9.8	2.1
West	30.8	5.4
Total homebuilding income before income taxes	90.2	25.0
Financial services income before income taxes	17.7	4.2
Consolidated income before income taxes	$107.9	$29.2

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

	December 31, 2012	September 30, 2012
	(In millions)
Homebuilding Inventories (1)
East	$636.8	$572.7
Midwest	356.2	318.1
Southeast	1,103.8	905.0
South Central	1,216.7	935.2
Southwest	229.8	188.6
West	1,367.0	1,151.3
Corporate and unallocated (2)	104.8	94.3
Total homebuilding inventory	$5,015.1	$4,165.2

(1)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker, its CEO.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2012

NOTE C – MARKETABLE SECURITIES

The Company invests a portion of its cash on hand by purchasing marketable securities with maturities in excess of three months. These securities are held in the custody of a single financial institution. The Company considers its investment portfolio to be available-for-sale. Accordingly, these securities are recorded at fair value. The Company's investment portfolio consisted of the following marketable securities at December 31, 2012 and September 30, 2012:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Type of security:
U.S. Treasury securities	$12.1	$—	$—	$12.1
Obligations of U.S. government agencies	20.1	—	—	20.1
Corporate debt securities	59.5	—	—	59.5
Total debt securities	91.7	—	—	91.7
Certificates of deposit	5.0	—	—	5.0
Total marketable securities, available-for-sale	$96.7	$—	$—	$96.7

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Type of security:
U.S. Treasury securities	$75.7	$—	$—	$75.7
Obligations of U.S. government agencies	58.1	—	—	58.1
Corporate debt securities issued under the FDIC Temporary Liquidity Guarantee Program	39.2	—	—	39.2
Corporate debt securities	114.8	0.2	—	115.0
Total debt securities	287.8	0.2	—	288.0
Certificates of deposit	10.0	—	—	10.0
Total marketable securities, available-for-sale	$297.8	$0.2	$—	$298.0

Of the $96.7 million in marketable securities at December 31, 2012, $55.1 million mature in the next twelve months and $41.6 million mature in one to two years. Gains and losses realized upon the sale of marketable securities are determined by specific identification and are included in homebuilding other income. Proceeds from the sale or maturity of securities during the three months ended December 31, 2012 and 2011 were $226.7 million and $21.5 million, respectively, and the realized gains related to these sales were $0.2 million and $0, respectively.

During January 2013, the Company sold all of its remaining marketable securities and recognized a minimal gain on the sales.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2012

NOTE D – INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS

At December 31, 2012, the Company reviewed the performance and outlook for all of its land inventory and communities under development for indicators of potential impairment and performed impairment evaluations and analyses when necessary. The Company performed impairment evaluations of communities with a combined carrying value of $200.5 million and determined that no communities were impaired. Accordingly, no impairment charges were recorded during the three months ended December 31, 2012. During the same period of 2011, the Company recorded impairment charges of $0.5 million to reduce the carrying value of impaired communities in its East and Southeast homebuilding reporting segments to their estimated fair value.

During the three months ended December 31, 2012 and 2011, the Company wrote off $1.3 million and $0.9 million, respectively, of earnest money deposits and land option costs related to land option contracts which are not expected to be acquired.

At December 31, 2012 and September 30, 2012, the Company had $33.5 million and $32.6 million, respectively, of land held for sale, consisting of land held for development and land under development that met the criteria of land held for sale.

NOTE E – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	December 31, 2012	September 30, 2012
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2017	$100.0	$—
6.875% senior notes due 2013	171.7	171.7
6.125% senior notes due 2014, net	145.6	145.5
2% convertible senior notes due 2014, net	454.6	447.0
5.625% senior notes due 2014, net	137.7	137.6
5.25% senior notes due 2015, net	157.4	157.4
5.625% senior notes due 2016, net	169.7	169.6
6.5% senior notes due 2016, net	372.4	372.4
4.75% senior notes due 2017	350.0	350.0
4.375% senior notes due 2022	350.0	350.0
Other secured	15.2	4.1
	$2,424.3	$2,305.3
Financial Services:
Mortgage repurchase facility, maturing 2013	$169.4	$187.8

The Company has an automatically effective universal shelf registration statement, filed with the Securities and Exchange Commission (SEC) in September 2012, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2012

Homebuilding:

In September 2012, the Company entered into a five-year, $125 million senior unsecured revolving credit facility, which had a $375 million uncommitted accordion feature that could increase the size of the facility, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit. On November 1, 2012, the Company increased the capacity of the credit facility to $600 million by obtaining additional lending commitments from banks. The Company also modified the uncommitted accordion feature to allow the size of the facility to increase to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The amended sublimit for the issuance of letters of credit is $300 million. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or LIBOR plus an applicable margin, as defined in the credit agreement governing the facility. At December 31, 2012 the interest rate on borrowings under the revolving credit facility was 4.8% and the Company had borrowings of $100 million outstanding and letters of credit of $5.5 million outstanding under the revolving credit facility.

The revolving credit facility imposes restrictions on the Company's operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable leverage ratio and a borrowing base restriction if the Company's leverage ratio exceeds a certain level. These covenants are measured as defined in the credit facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit facility and the indentures governing the senior notes impose restrictions on the creation of secured debt and liens. At December 31, 2012, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and public debt obligations.

In accordance with the indenture governing the 2% convertible senior notes due 2014, when cash dividends are paid in excess of $0.0375 per share in any fiscal quarter, the conversion rate related to these notes increases. As a result of the cash dividend of $0.15 per common share which was paid on December 21, 2012 (see Note J), the conversion rate of the 2% convertible senior notes increased from 76.5697 to 77.18004 shares of the Company's common stock per $1,000 principal amount of senior notes. The new conversion rate is equivalent to a conversion price of approximately $12.96 per share of common stock, compared to the initial conversion price of $13.06 per share. If all of the 2% convertible senior notes due 2014 were converted into the Company's common stock, the Company would issue 38.6 million shares of its common stock as a result of the conversion.

Effective August 1, 2012, the Board of Directors authorized the repurchase of up to $500 million of the Company's debt securities effective through July 31, 2013. All of the $500 million authorization was remaining at December 31, 2012.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $180 million; however, the capacity can be increased to $225 million as needed. Increases in borrowing capacity in excess of $180 million are provided on an uncommitted basis and at a higher borrowing cost than committed borrowings. The Company expects to renew and extend the term of the facility and increase its capacity prior to the facility's maturity date of March 3, 2013.

As of December 31, 2012, $248.6 million of mortgage loans held for sale with a collateral value of $235.3 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $65.9 million, DHI Mortgage had an obligation of $169.4 million outstanding under the mortgage repurchase facility at December 31, 2012 at a 2.8% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2012

tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At December 31, 2012, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

NOTE F – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. The Company’s inventory under active development and construction was lower than its debt level during the quarter; therefore, a portion of the interest incurred was reflected as interest expense.

The following table summarizes the Company’s interest costs incurred, capitalized, expensed as interest expense and charged to cost of sales during the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31,
	2012	2011
	(In millions)
Capitalized interest, beginning of period	$82.3	$79.2
Interest incurred	38.1	28.8
Interest expensed:
Directly to interest expense	(4.2)	(7.8)
Amortized to cost of sales	(24.9)	(20.4)
Capitalized interest, end of period	$91.3	$79.8

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

Mortgage Loans Held for Sale
Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At December 31, 2012, mortgage loans held for sale had an aggregate fair value of $307.9 million and an aggregate outstanding principal balance of $298.6 million. At September 30, 2012, mortgage loans held for sale had an aggregate fair value of $345.3 million and an aggregate outstanding principal balance of $332.9 million. During the three months ended December 31, 2012 and 2011, the Company had net gains on sales of loans and servicing rights of $27.5 million and $10.1 million, respectively, which includes the effect of recording recourse expense of $0.5 million and $1.7 million, respectively, as discussed below in “Other Mortgage Loans and Loss Reserves.” Net gains on sales of loans and servicing rights are included in financial services revenues on the consolidated statements of operations. Approximately 65% of the mortgage loans sold by DHI Mortgage during the three months ended December 31, 2012 were sold to one major financial institution.

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale, which for the three months ended December 31, 2012 and 2011 was not significant, and is recognized in current earnings. As of December 31, 2012, the Company had a notional amount of $133.7 million in mortgage

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2012

loans held for sale not committed to third-party purchasers and the notional amounts of the hedging instruments related to those loans totaled $134.0 million.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions which include industry-standard representations and warranties, primarily involving the absence of misrepresentations by the borrower or other parties, insurability if applicable and, depending on the agreement, may include requiring a minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. Other mortgage loans generally consist of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and often become real estate owned through the foreclosure process. At December 31, 2012 and September 30, 2012, the Company’s total other mortgage loans and real estate owned, before loss reserves were as follows:

	December 31, 2012	September 30, 2012
	(In millions)
Other mortgage loans	$37.1	$38.1
Real estate owned	1.5	1.3
	$38.6	$39.4

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. The loss reserve for loan recourse obligations is estimated based on an analysis of loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests, discussions with mortgage purchasers and analysis of mortgages originated. The reserve balances at December 31, 2012 and September 30, 2012 were as follows:

	December 31, 2012	September 30, 2012
	(In millions)
Loss reserves related to:
Other mortgage loans	$5.1	$5.0
Real estate owned	0.5	0.4
Loan repurchase and settlement obligations – known and expected	25.0	25.5
	$30.6	$30.9

Other mortgage loans and real estate owned and the related loss reserves are included in financial services other assets, while loan repurchase obligations are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets.

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At December 31, 2012, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $255.0 million.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in current earnings. As of December 31, 2012, the Company had a notional amount of approximately $16.8 million of best-efforts whole loan delivery commitments and a notional amount of $208.5 million of hedging instruments related to IRLCs not yet committed to purchasers.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2012

NOTE H – INCOME TAXES

The Company’s income tax expense for the three months ended December 31, 2012 was $41.6 million, which reflects an effective income tax rate of 38.5% of pre-tax income for the period. The Company’s income tax expense for the three months ended December 31, 2011 was $1.5 million. The Company did not have a meaningful effective tax rate for the first quarter of fiscal 2012 because its net deferred tax assets were fully offset by a valuation allowance for the period.

At September 30, 2012, the Company had income taxes receivable of $14.4 million, which related to an expected federal tax refund associated with the Company's 2006 and 2007 tax returns. This refund was received in October 2012.

A reduction of $9.9 million in the amount of unrecognized tax benefits and $3.1 million of accrued interest is reasonably possible within the current fiscal year, of which $11.0 million would be reflected as an income tax benefit in the consolidated statement of operations and $2.0 million would result in an adjustment to deferred income taxes.

The American Taxpayer Relief Act of 2012 (Act) was signed into law on January 2, 2013. The Act is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

At December 31, 2012 and September 30, 2012, the Company had deferred tax assets, net of deferred tax liabilities, of $725.4 million and $751.4 million, respectively, offset by valuation allowances of $41.9 million for both periods. At September 30, 2012, the Company needed to generate approximately $1.3 billion of pre-tax income in fiscal 2013 and in future periods before its federal net operating loss (NOL) carryforwards expire to realize its federal deferred tax assets. At September 30, 2012, the Company had federal NOL carryforwards of $310.5 million that expire in fiscal 2030 and 2031.

At June 30, 2012, the Company determined it was more likely than not that the substantial majority of the Company's deferred tax assets would be realized, which resulted in a $753.2 million reversal of the valuation allowance on its deferred tax assets during the third and fourth quarters of fiscal 2012. The Company evaluated both positive and negative evidence to determine its ability to realize its deferred tax assets. In its evaluation, the Company gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly relates to the Company's current financial performance as compared to indirect or less current evidence.

The Company gave the most significant weight in its evaluation to the objective, direct positive evidence related to its recent strong financial results, especially its positive and growing levels of pre-tax income and its significant growth in net sales orders and sales order backlog during fiscal 2012. The Company estimated that if its annual pre-tax income remains at the fiscal 2012 level in future years, it would realize all of its federal net operating losses in less than five years, well in advance of the expiration of the Company's NOL carryforwards in fiscal 2030 and 2031, and it would also absorb all federal deductible temporary differences as they reverse in future years. Additionally, the Company considered, at a lower weighting, the subjective, direct positive evidence that it expects to increase its pre-tax income in future years by utilizing its strong balance sheet and liquidity position to invest in opportunities to sustain and grow its operations. If industry conditions weaken, the Company expects to be able to adjust its operations to maintain long-term profitability and still realize its deferred tax assets.

Prior to the quarter ended June 30, 2012, the Company had given significant weight to the negative, direct evidence of its three-year cumulative pre-tax loss position as a result of losses incurred in prior years during the housing downturn. As of June 30, 2012, the Company had generated positive cumulative pre-tax income for the past three years and therefore, the prior year losses were weighted less than the recent positive financial results in the Company's evaluation at June 30, 2012. Other negative, indirect evidence, such as the current overall weakness in the U.S. economy and the housing market and the restrictive mortgage lending environment, was considered at a lower weighting because the Company's recent financial performance has been achieved in this environment. Also, the negative, direct evidence of the Company's gross profit margins, which were lower than historical levels before the housing downturn, were considered at a lower weight than the direct, positive evidence of its growing pre-tax income levels.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2012

The most significant changes in the Company's evaluation of the realizability of its deferred tax assets at June 30, 2012 were the development of significant positive evidence related to the Company's accelerating growth in pre-tax income, net sales orders and backlog as fiscal 2012 progressed; the Company's expectation to realize all of its federal net operating losses in less than five years and to absorb all federal deductible temporary differences as they reverse in future years based on fiscal 2012 pre-tax income levels; the Company's expectation of sustained and increasing profitability in future years; and the lessening of the significance of the negative evidence considered in prior periods related to the Company's pre-tax losses incurred in prior years, because the Company had generated positive cumulative pre-tax income for the past three years as of June 30, 2012. These significant changes in the evidence at June 30, 2012 led the Company to determine that it was appropriate to reverse all of the valuation allowance related to its federal deferred tax assets and a portion of the valuation allowance related to its state deferred tax assets.

Based on its evaluation of the positive and negative evidence described above at June 30, 2012, the Company concluded that the positive evidence outweighed the negative evidence and that it was more likely than not that all of the Company's federal deferred tax assets would be realized. Therefore, there is no remaining valuation allowance related to the Company's federal deferred tax assets at December 31, 2012 and September 30, 2012.

At September 30, 2012, the Company had tax benefits for state net operating loss carryforwards of $85.2 million that expire at various times depending on the tax jurisdiction from fiscal 2013 to fiscal 2031. The Company had a valuation allowance of $41.9 million related to its state deferred tax assets at both December 31, 2012 and September 30, 2012 because the Company believes it is more likely than not that a portion of its state net operating losses will not be realized due to the more limited carryforward periods that exist in certain states. The Company estimated the amount of this valuation allowance based on an analysis of the amount of its net operating loss carryforwards associated with each state in which it conducts business, as compared to its expected level of taxable income under existing apportionment or recognition rules in each state and the carryforward periods allowed in each state's tax code.

The Company continues to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to its tax benefits for state net operating loss carryforwards. Changes in the positive and negative evidence, including differences in the Company's future operating results as compared to the estimates utilized in the determination of the valuation allowance, could result in changes in the Company's estimate of the valuation allowance related to its tax benefits for state net operating loss carryforwards. If the Company produces operating results similar to or better than the results it achieved during the three months ended December 31, 2012 in future periods, there could be sufficient positive evidence to support a conclusion that the Company will realize more of its state NOL carryforwards than previously anticipated which could result in a reduction of a portion of the remaining valuation allowance at some point during fiscal 2013.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company's consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of the Company's deferred tax assets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2012

NOTE I – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share. Options to purchase 4.0 million and 9.0 million shares of common stock were excluded from the computation of diluted earnings per share for the three months ended December 31, 2012 and 2011, respectively, because the exercise price of the options was greater than the average market price of the common shares and, therefore, their effect would have been antidilutive. Additionally, the convertible senior notes were excluded from the computation of diluted earnings per share for the 2011 period because their effect would have been antidilutive.

	Three Months Ended December 31,
	2012	2011
	(In millions)
Numerator:
Net income	$66.3	$27.7
Effect of dilutive securities:
Interest expense and amortization of issuance costs associated with convertible senior notes, net of tax	5.7	—
Numerator for diluted earnings per share after assumed conversions	$72.0	$27.7
Denominator:
Denominator for basic earnings per share — weighted average common shares	321.1	316.3
Effect of dilutive securities:
Employee stock awards	4.4	0.2
Convertible senior notes	38.6	—
Denominator for diluted earnings per share — adjusted weighted average common shares	364.1	316.5

NOTE J – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement, filed with the SEC in September 2012, registering debt and equity securities that it may issue from time to time in amounts to be determined.

Effective August 1, 2012, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock effective through July 31, 2013. All of the $100 million authorization was remaining at December 31, 2012, and no common stock has been repurchased subsequent to December 31, 2012.

During the three months ended December 31, 2012, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on December 17, 2012 to stockholders of record on December 3, 2012. Additionally, in December 2012, the Board of Directors approved a cash dividend of $0.15 per common share, which was paid on December 21, 2012 to stockholders of record on December 17, 2012. This dividend was in lieu of and accelerated the payment of all quarterly dividends that the Company would have otherwise paid in calendar year 2013. Cash dividends of $0.0375 per common share were declared and paid in each quarter of fiscal 2012. In accordance with the indenture governing the 2% convertible senior notes due 2014, when cash dividends are paid in excess of $0.0375 per share in any fiscal quarter, the conversion rate related to these notes increases. As a result of the cash dividend of $0.15 per common share which was paid on December 21, 2012, the conversion rate of the 2% convertible senior notes increased from 76.5697 to 77.18004 shares of the Company's common stock per $1,000 principal amount of senior notes. The new conversion rate is equivalent to a conversion price of approximately $12.96 per share of common stock, compared to the initial conversion price of $13.06 per share. If all of the 2% convertible senior notes due 2014 were converted into the Company's common stock, the Company would issue 38.6 million shares of its common stock as a result of the conversion.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2012

NOTE K – EMPLOYEE BENEFIT PLANS

Restricted Stock Unit Agreement

In November 2012, the Compensation Committee of the Company's Board of Directors approved and granted awards of 350,000 performance based units (Performance Units) that will vest at the end of a three-year performance period ending September 30, 2015. The number of units that ultimately vest depends on the Company's relative position as compared to its peers at the end of the three-year period in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are based on total shareholder return, return on investment, SG&A expense containment and gross profit. The earned awards will have a value equal to the number of earned units multiplied by the closing price of the Company's common stock at the end of the performance period and may be paid in cash, equity or a combination of both. The Compensation Committee has the discretion to reduce the final payout on the Performance Units from the amount earned. The Performance Units have no dividend or voting rights during the performance period. The liability for these awards of $0.8 million at December 31, 2012 was based on the Company's performance against the peer group, the elapsed portion of the performance period and the Company's stock price at the end of the period. Compensation expense related to this grant was $0.8 million for the three months ended December 31, 2012.

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

Changes in the Company’s warranty liability during the three months ended December 31, 2012 and 2011 were as follows:

	Three Months Ended December 31,
	2012	2011
	(In millions)
Warranty liability, beginning of period	$56.8	$46.2
Warranties issued	5.5	4.1
Changes in liability for pre-existing warranties	3.6	1.9
Settlements made	(9.3)	(6.2)
Warranty liability, end of period	$56.6	$46.0

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues and contract disputes. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $529.8 million and $544.9 million at December 31, 2012 and September 30, 2012, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. At both December 31, 2012 and September 30, 2012, approximately 99% of these reserves related to construction defect matters. Expenses related to the Company’s legal contingencies were $14.2 million and $12.5 million in the three months ended December 31, 2012 and 2011, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2012

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of December 31, 2012, no individual existing claim was material to the Company’s financial statements, and the majority of the Company’s total construction defect reserves consisted of the estimated exposure to future claims on previously closed homes. The Company has closed a significant number of homes during recent years, and as a result the Company may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

The Company's reserves for legal claims decreased from $544.9 million at September 30, 2012 to $529.8 million at December 31, 2012 primarily due to payments made for legal claims during the period and a decrease in the estimated cost to resolve future claims. This decrease was partially offset by an increase in the number of closed homes that are subject to possible future construction defect claims and an increase in the estimated frequency of claims incurred. Following is a rollforward of the balance of the reserves for the three months ended December 31, 2012:

Three Months Ended
December 31, 2012
(In millions)
Reserves for legal claims, beginning of period	$544.9
Payments	(8.2)
Decrease in reserves	(6.9)
Reserves for legal claims, end of period	$529.8

The Company estimates and records receivables under applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company's receivables related to its estimates of insurance recoveries from estimated losses from pending legal claims and anticipated future claims related to previously closed homes totaled $202.0 million and $225.0 million at December 31, 2012 and September 30, 2012, respectively, and are included in homebuilding other assets in the consolidated balance sheets. The decrease in these receivables corresponds to the decrease in the reserve for legal claims.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2012

Land and Lot Option Purchase Contracts

The Company enters into land and lot option purchase contracts to acquire land or lots for the construction of homes. At December 31, 2012, the Company had total deposits of $31.2 million, consisting of cash deposits of $27.8 million and promissory notes and surety bonds of $3.4 million, to purchase land and lots with a total remaining purchase price of approximately $1.7 billion. Within the land and lot option purchase contracts at December 31, 2012, there were a limited number of contracts, representing $25.6 million of remaining purchase price, subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations. The majority of land and lots under contract are currently expected to be purchased within three years.

Other Commitments

To secure performance under various contracts, the Company had outstanding letters of credit of $51.4 million and surety bonds of $657.4 million at December 31, 2012. The Company has secured letter of credit agreements for $45.9 million of its outstanding letters of credit that require it to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. At December 31, 2012 and September 30, 2012, the amount of cash restricted for this purpose totaled $45.9 million and $46.2 million, respectively, and is included in homebuilding restricted cash on the Company’s consolidated balance sheets. Additionally, the Company has $5.5 million of outstanding letters of credit under its revolving credit facility at December 31, 2012 which were also cash collateralized to receive better pricing.

NOTE M – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets were as follows:

	December 31, 2012	September 30, 2012
	(In millions)
Insurance receivables	$202.0	$225.0
Earnest money and refundable deposits	80.4	80.0
Accounts and notes receivable	19.5	21.9
Prepaid assets	31.7	29.4
Debt securities collateralized by residential real estate	18.6	—
Other assets	102.0	100.5
	$454.2	$456.8

The Company’s homebuilding accrued expenses and other liabilities were as follows:

	December 31, 2012	September 30, 2012
	(In millions)
Reserves for legal claims	$529.8	$544.9
Employee compensation and related liabilities	100.3	106.4
Warranty liability	56.6	56.8
Accrued interest	28.6	32.6
Federal and state income tax liabilities	25.8	21.6
Other liabilities	115.5	131.5
	$856.6	$893.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2012

NOTE N – FAIR VALUE MEASUREMENTS

Fair value measurements are used for the Company’s marketable securities, mortgage loans held for sale, debt securities collateralized by residential real estate, IRLCs and other derivative instruments on a recurring basis, and are used for inventories, other mortgage loans and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value may not be recoverable. The fair value hierarchy and its application to the Company’s assets and liabilities, is as follows:

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

•
Level 3 – Valuation is typically derived from model-based techniques in which at least one significant input is unobservable and based on the Company’s own estimates about the assumptions that market participants would use to value the asset or liability. The Company's debt securities collateralized by residential real estate are measured using Level 3 inputs and are measured at fair value on a recurring basis. The assets shown below are measured using Level 3 inputs and are typically reported at the lower of carrying value or fair value on a nonrecurring basis:

▪	inventory held and used;

▪	certain mortgage loans; and

▪	real estate owned.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2012

The following tables summarize the Company’s assets and liabilities at December 31, 2012 and September 30, 2012, measured at fair value on a recurring basis.

		Fair Value at December 31, 2012
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Marketable securities, available-for-sale:
U.S. Treasury securities	Marketable securities	$12.1	$—	$—	$12.1
Government agency and corporate debt securities	Marketable securities	—	79.6	—	79.6
Certificates of deposit	Marketable securities	—	5.0	—	5.0
Debt securities collateralized by residential real estate (a)	Other assets	—	—	18.6	18.6

Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	300.2	7.7	307.9
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	2.3	—	2.3
Forward sales of MBS	Other liabilities	—	(0.5)	—	(0.5)
Best-efforts and mandatory commitments	Other liabilities	—	(0.2)	—	(0.2)

		Fair Value at September 30, 2012
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Marketable securities, available-for-sale:
U.S. Treasury securities	Marketable securities	$75.7	$—	$—	$75.7
Government agency and corporate debt securities	Marketable securities	—	212.3	—	212.3
Certificates of deposit	Marketable securities	—	10.0	—	10.0

Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	345.3	—	345.3
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	6.1	—	6.1
Forward sales of MBS	Other liabilities	—	(6.9)	—	(6.9)
Best-efforts and mandatory commitments	Other liabilities	—	(0.8)	—	(0.8)

The following table summarizes the changes in the fair value of the Company's Level 3 assets during the three months ended December 31, 2012:

	Level 3 Assets at Fair Value for the Three Months Ended December 31, 2012
	Balance at September 30, 2012	Purchases	Net transfers in and/or (out) of Level 3	Balance at December 31, 2012
	(In millions)
Debt securities collateralized by residential real estate (a)	$—	$18.6	$—	$18.6
Mortgage loans held for sale (b)	—	—	7.7	7.7

(a)
In October 2012, the Company purchased $18.6 million of defaulted debt securities which are secured by residential real estate. The Company intends to foreclose and take possession of the residential real estate in order to develop the property and ultimately build and sell homes. These securities are classified as available for sale and are included in other assets in the Company's consolidated balance sheets. At December 31, 2012, the Company valued these securities at the recent October 2012 transaction price, which is considered to be the best initial estimate of fair value.

(b)
Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income. Mortgage loans held for sale includes $7.7 million of loans originated under the fair value option which the Company has not sold into the secondary market, but plans to sell as market conditions permit. The fair value of these mortgage loans held for sale is generally calculated considering the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk; therefore, they were transferred from a Level 2 valuation to a Level 3 valuation during the three months ended December 31, 2012.

(c)
Fair value measurements of these derivatives represent changes in fair value since inception. These changes are reflected in the balance sheet and included in financial services revenues on the consolidated statement of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2012

The following table summarizes the Company’s assets at December 31, 2012 and September 30, 2012 measured at fair value on a nonrecurring basis:

		Fair Value at	Fair Value at
		December 31, 2012	September 30, 2012
	Balance Sheet Location	Level 3	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a) (b)	Inventories	$—	$1.2
Financial Services:
Other mortgage loans (a) (c)	Other assets	25.5	25.8
Real estate owned (a) (c)	Other assets	0.9	0.9

(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current quarter.

(b)	In performing its impairment analysis, the Company used discount rates ranging from 12% to 20% during the three months ended December 31, 2012 and during fiscal 2012.

(c)	The fair values for other mortgage loans and real estate owned are determined based on the value of the underlying collateral.

For the financial assets and liabilities for which the Company has not elected the fair value option, the following tables present both their respective carrying value and fair value at December 31, 2012 and September 30, 2012:

	Carrying Value	Fair Value at December 31, 2012
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$546.4	$546.4	$—	$—	$546.4
Restricted cash (a)	54.8	54.8	—	—	54.8
Revolving credit facility (a)	100.0	—	—	100.0	100.0
Senior notes (b)	1,854.5	—	1,961.3	—	1,961.3
Convertible senior notes (b)	454.6	—	791.6	—	791.6
Financial Services:
Cash and cash equivalents (a)	20.5	20.5	—	—	20.5
Mortgage repurchase facility (a)	169.4	—	—	169.4	169.4

	Carrying Value	Fair Value at September 30, 2012
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$1,030.4	$1,030.4	$—	$—	$1,030.4
Restricted cash (a)	49.3	49.3	—	—	49.3
Senior notes (b)	1,854.2	—	1,973.9	—	1,973.9
Convertible senior notes (b)	447.0	—	821.2	—	821.2
Financial Services:
Cash and cash equivalents (a)	17.3	17.3	—	—	17.3
Mortgage repurchase facility (a)	187.8	—	—	187.8	187.8

(a)	The fair value approximates carrying value due to its short-term nature, short maturity or floating interest rate terms, as applicable.

(b)	The fair value is determined based on quoted market prices of recent transactions, which is classified as Level 2 within the fair value hierarchy.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2012

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION

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
Consolidating Balance Sheet
December 31, 2012

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$526.6	$18.9	$21.4	$—	$566.9
Marketable securities, available-for-sale	96.7	—	—	—	96.7
Restricted cash	54.0	0.7	0.1	—	54.8
Investments in subsidiaries	2,157.4	—	—	(2,157.4)	—
Inventories	1,651.4	3,345.7	18.0	—	5,015.1
Deferred income taxes	220.1	463.4	—	—	683.5
Property and equipment, net	25.4	27.5	29.0	—	81.9
Other assets	126.8	270.1	104.7	—	501.6
Mortgage loans held for sale	—	—	307.9	—	307.9
Goodwill	—	38.9	—	—	38.9
Intercompany receivables	1,480.7	—	—	(1,480.7)	—
Total Assets	$6,339.1	$4,165.2	$481.1	$(3,638.1)	$7,347.3
LIABILITIES & EQUITY
Accounts payable and other liabilities	$306.8	$705.2	$128.5	$—	$1,140.5
Intercompany payables	—	1,450.3	30.4	(1,480.7)	—
Notes payable	2,421.9	2.4	169.4	—	2,593.7
Total Liabilities	2,728.7	2,157.9	328.3	(1,480.7)	3,734.2
Total stockholders’ equity	3,610.4	2,007.3	150.1	(2,157.4)	3,610.4
Noncontrolling interests	—	—	2.7	—	2.7
Total Equity	3,610.4	2,007.3	152.8	(2,157.4)	3,613.1
Total Liabilities & Equity	$6,339.1	$4,165.2	$481.1	$(3,638.1)	$7,347.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2012

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2012

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended December 31, 2012

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$406.2	$823.6	$3.4	$—	$1,233.2
Cost of sales	327.0	665.7	9.6	—	1,002.3
Gross profit (loss)	79.2	157.9	(6.2)	—	230.9
Selling, general and administrative expense	64.0	75.1	1.7	—	140.8
Equity in (income) of subsidiaries	(94.9)	—	—	94.9	—
Interest expense	3.2	—	—	—	3.2
Other (income)	(1.0)	(1.1)	(1.2)	—	(3.3)
	107.9	83.9	(6.7)	(94.9)	90.2
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	41.9	—	41.9
General and administrative expense	—	—	25.7	—	25.7
Interest expense	—	—	1.0	—	1.0
Interest and other (income)	—	—	(2.5)	—	(2.5)
	—	—	17.7	—	17.7
Income before income taxes	107.9	83.9	11.0	(94.9)	107.9
Income tax expense	41.6	26.8	1.5	(28.3)	41.6
Net income	$66.3	$57.1	$9.5	$(66.6)	$66.3
Comprehensive income	$66.2	$57.1	$9.5	$(66.6)	$66.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2012

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended December 31, 2011

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$293.9	$590.0	$1.7	$—	$885.6
Cost of sales	244.4	487.1	5.5	—	737.0
Gross profit (loss)	49.5	102.9	(3.8)	—	148.6
Selling, general and administrative expense	55.4	61.4	2.2	—	119.0
Equity in (income) of subsidiaries	(41.1)	—	—	41.1	—
Interest expense	6.9	—	—	—	6.9
Gain on early retirement of debt, net	(0.1)	—	—	—	(0.1)
Other (income)	(0.8)	(0.6)	(0.8)	—	(2.2)
	29.2	42.1	(5.2)	(41.1)	25.0
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	21.0	—	21.0
General and administrative expense	—	—	18.9	—	18.9
Interest expense	—	—	0.9	—	0.9
Interest and other (income)	—	—	(3.0)	—	(3.0)
	—	—	4.2	—	4.2
Income (loss) before income taxes	29.2	42.1	(1.0)	(41.1)	29.2
Income tax expense	1.5	0.9	0.1	(1.0)	1.5
Net income (loss)	$27.7	$41.2	$(1.1)	$(40.1)	$27.7
Comprehensive income (loss)	$27.8	$41.2	$(1.1)	$(40.1)	$27.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2012

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Three Months Ended December 31, 2012

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(186.2)	$(491.3)	$51.0	$(30.0)	$(656.5)
INVESTING ACTIVITIES
Purchases of property and equipment	(6.5)	(3.7)	(3.8)	—	(14.0)
Purchases of marketable securities	(26.8)	—	—	—	(26.8)
Proceeds from the sale or maturity of marketable securities	226.7	—	—	—	226.7
Increase in restricted cash	(5.3)	(0.2)	—	—	(5.5)
Net principal increase of other mortgage loans and real estate owned	—	—	(0.2)	—	(0.2)
Purchases of debt securities collateralized by residential real estate	(18.6)	—	—	—	(18.6)
Payment related to acquisition of a business	(9.4)	—	—	—	(9.4)
Net cash provided by (used in) investing activities	160.1	(3.9)	(4.0)	—	152.2
FINANCING ACTIVITIES
Net change in notes payable	100.0	—	(18.4)	—	81.6
Net change in intercompany receivables/payables	(458.1)	457.8	0.3	—	—
Proceeds from stock associated with certain employee benefit plans	2.1	—	—	—	2.1
Cash dividends paid	(60.2)	—	(30.0)	30.0	(60.2)
Net cash (used in) provided by financing activities	(416.2)	457.8	(48.1)	30.0	23.5
Decrease in cash and cash equivalents	(442.3)	(37.4)	(1.1)	—	(480.8)
Cash and cash equivalents at beginning of period	968.9	56.3	22.5	—	1,047.7
Cash and cash equivalents at end of period	$526.6	$18.9	$21.4	$—	$566.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2012

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Three Months Ended December 31, 2011

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(8.5)	$(6.3)	$13.1	$—	$(1.7)
INVESTING ACTIVITIES
Purchases of property and equipment	(0.7)	(1.6)	(0.1)	—	(2.4)
Purchases of marketable securities	(24.4)	—	—	—	(24.4)
Proceeds from the sale or maturity of marketable securities	21.5	—	—	—	21.5
Decrease (increase) in restricted cash	4.6	—	(0.1)	—	4.5
Net principal increase of other mortgage loans and real estate owned	—	—	(1.6)	—	(1.6)
Net cash provided by (used in) investing activities	1.0	(1.6)	(1.8)	—	(2.4)
FINANCING ACTIVITIES
Net change in notes payable	(11.7)	(0.9)	29.5	—	16.9
Net change in intercompany receivables/payables	47.9	(7.7)	(40.2)	—	—
Proceeds from stock associated with certain employee benefit plans	4.6	—	—	—	4.6
Cash dividends paid	(11.9)	—	—	—	(11.9)
Net cash provided by (used in) financing activities	28.9	(8.6)	(10.7)	—	9.6
Increase (decrease) in cash and cash equivalents	21.4	(16.5)	0.6	—	5.5
Cash and cash equivalents at beginning of period	681.3	31.3	20.0	—	732.6
Cash and cash equivalents at end of period	$702.7	$14.8	$20.6	$—	$738.1

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report and with our annual report on Form 10-K for the fiscal year ended September 30, 2012. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those described in the “Forward-Looking Statements” section following this discussion.

BUSINESS

We are one of the largest homebuilding companies in the United States. We construct and sell homes through our operating divisions in 26 states and 77 metropolitan markets, primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $100,000 to $600,000, with an average closing price of $236,100 during the three months ended December 31, 2012. Approximately 92% and 90% of home sales revenues were generated from the sale of single-family detached homes in the three months ended December 31, 2012 and 2011, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums, which share common walls and roofs.

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

OVERVIEW

In our first quarter of fiscal 2013, demand for new homes has continued to improve in most of our operating markets. The number and value of our net sales orders increased 39% and 60% compared to the first quarter of fiscal 2012. Revenues from home sales increased 38% to $1.2 billion compared to $884.3 million in the prior year. The average selling price of our homes closed increased 10% and our gross margins on homes closed increased by 200 basis points as compared to the prior year, primarily because the increase in demand for new homes has allowed us to increase sales prices or reduce sales incentives in many of our communities. Pre-tax income was $107.9 million in the current quarter compared to $29.2 million in the prior year quarter. These results reflect the improvement in market conditions from the prior year and the effects of our strategy of investing capital to expand and improve the profitability of our operations, managing inventory levels efficiently and controlling SG&A and interest costs.

Our recent results and other national data indicate that the overall demand for new homes has continued to improve. However, both national new home sales and our company's home sales remain below historical levels due to the current weak U.S. economic conditions, the restrictive mortgage lending environment and variations in local housing market conditions. Until there is a more robust U.S. economic recovery, we expect national demand for new homes to remain below historical levels, with uneven improvement across our operating markets.

We believe our business is well-positioned to continue benefiting from a housing recovery due to our strong balance sheet and liquidity, our finished lot and land position, our inventory of available homes and our broad geographic operating base, which have allowed us to profitably grow our operations. We increased our investments in land, lot and home inventories by more than $800 million during the quarter in response to the increased demand for our homes and improved market conditions, and we will continue to adjust our business strategies based on housing demand in each of our markets. Nevertheless, our future results could be negatively impacted by weakening economic conditions, decreases in the level of employment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.

STRATEGY

While new home demand has continued to improve, we are uncertain whether the current pace of improvement in homebuilding industry conditions will continue. We expect that further improvement in individual markets will be uneven, and will be largely dependent on local economic conditions. Our previous strategy through the downturn of increasing our cash balances, reducing our outstanding debt and controlling attractive land and lot positions through option contracts has positioned us to capitalize on improving demand across our markets. In response to increasing new home demand, we are using our liquidity and strong balance sheet to provide the capital to increase our investments in housing and land inventory, geographically expand our operations, opportunistically pursue business acquisitions and grow our profitability. Our operating strategy includes the following initiatives:

•	Maintaining a strong cash balance and overall liquidity position.

•	Managing the sales prices and level of sales incentives on our homes to optimize the balance of sales volumes, profits, returns on inventory investments and cash flows.

•	Entering into lot option contracts to purchase finished lots, where possible, which mitigates many of the risks of land ownership.

•	Investing in land acquisition, land development and housing inventory opportunities as housing demand improves and expanding our operations in desirable markets.

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

Our operating strategy has continued to produce positive results in the first quarter of fiscal 2013. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust components of our strategy to meet future market conditions. If market conditions do not deteriorate from current levels, we expect that our operating strategy will allow us to grow our profitability while maintaining a strong balance sheet and liquidity position throughout fiscal 2013.

KEY RESULTS

Key financial results as of and for the three months ended December 31, 2012, as compared to the same period of 2011, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 39% to $1.2 billion.

•	Homes closed increased 26% to 5,182 homes, and the average closing price of those homes increased 10% to $236,100.

•	Net sales orders increased 39% to 5,259 homes, and the value of net sales orders increased 60% to $1.3 billion.

•	Sales order backlog increased 80% to $1.8 billion.

•	Home sales gross margins increased 200 basis points to 18.8%.

•	Homebuilding SG&A expenses decreased as a percentage of homebuilding revenues by 200 basis points to 11.4%.

•	Interest expensed directly decreased 54%, to $3.2 million.

•	Interest amortized to cost of sales declined to 2.5% of total home and land/lot cost of sales, from 2.8%.

•	Homebuilding pre-tax income increased 261% to $90.2 million.

•	Homebuilding cash and marketable securities totaled $643.1 million, compared to $1.3 billion and $1.0 billion at September 30, 2012 and December 31, 2011, respectively.

•	Homebuilding inventories totaled $5.0 billion, compared to $4.2 billion and $3.5 billion at September 30, 2012 and December 31, 2011, respectively.

•	Homes in inventory totaled 14,200, compared to 13,000 and 10,200 at September 30, 2012 and December 31, 2011, respectively.

•	Owned and optioned lots totaled 177,300, compared to 152,700 and 115,300 at September 30, 2012 and December 31, 2011, respectively.

•	Homebuilding debt was $2.4 billion, compared to $2.3 billion and $1.6 billion at September 30, 2012 and December 31, 2011, respectively.

•
Gross homebuilding debt to total capital was 40.2%, an increase of 110 basis points and 280 basis points from the ratios at September 30, 2012 and December 31, 2011, respectively. Net homebuilding debt to total capital was 33.0%, increasing from 21.4% and 17.5% at September 30, 2012 and December 31, 2011, respectively.

Financial Services Operations:

•	Total financial services revenues, net of recourse and reinsurance expenses, increased 100% to $41.9 million.

•	Financial services pre-tax income increased 321% to $17.7 million.

Consolidated Results:

•	Consolidated pre-tax income was $107.9 million, compared to $29.2 million.

•	Net income was $66.3 million, compared to $27.7 million.

•	Diluted earnings per share was $0.20, compared to $0.09.

•	Total equity was $3.6 billion, essentially unchanged from the balance at September 30, 2012, and up from $2.7 billion at December 31, 2011.

•	Net cash used in operations was $656.5 million, compared to $1.7 million.

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three months ended December 31, 2012 and 2011.

	Net Sales Orders (1)
	Three Months Ended December 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
East	528	509	4%	$141.4	$115.3	23%	$267,800	$226,500	18%
Midwest	275	213	29%	89.9	59.1	52%	326,900	277,500	18%
Southeast	1,584	921	72%	353.5	181.1	95%	223,200	196,600	14%
South Central	1,641	1,299	26%	330.6	233.2	42%	201,500	179,500	12%
Southwest	247	249	(1)%	53.2	46.9	13%	215,400	188,400	14%
West	984	603	63%	345.5	187.6	84%	351,100	311,100	13%
	5,259	3,794	39%	$1,314.1	$823.2	60%	$249,900	$217,000	15%

	Sales Order Cancellations
	Three Months Ended December 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2012	2011	2012	2011	2012	2011
East	130	137	$30.8	$30.0	20%	21%
Midwest	49	31	15.0	9.1	15%	13%
Southeast	431	356	88.5	64.3	21%	28%
South Central	514	509	95.2	90.1	24%	28%
Southwest	146	151	28.9	24.6	37%	38%
West	207	143	68.3	47.2	17%	19%
	1,477	1,327	$326.7	$265.3	22%	26%

 ______________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders increased 60%, to $1,314.1 million (5,259 homes) for the three months ended December 31, 2012, from $823.2 million (3,794 homes) for the same period of 2011. The number of net sales orders increased 39% during the current quarter compared to the prior year quarter, reflecting the improvement in new home demand and market conditions, as well as the effects of investments we have made to expand our operations.

In comparing the three months ended December 31, 2012 to the same period of 2011, the value of net sales orders increased in all six market regions. Average selling prices increased in all regions and the volume of net sales orders increased in five of our six market regions, indicating broad improvement in market conditions across our business. The largest percentage increases in net sales orders occurred in our Southeast and West regions as a result of improved market conditions and our increased inventory investments in the majority of our Florida markets and in our Las Vegas, Seattle and Portland markets. Sales orders in our Southeast region were also positively impacted by our acquisition of the homebuilding operations of Breland Homes during the fourth quarter of fiscal 2012, which contributed 149 net sales orders during the current quarter.

Our future sales volumes will depend on the strength of the overall economy, employment levels and our ability to successfully implement our operating strategies in each of our markets.

The average price of our net sales orders increased 15% to $249,900 in the three months ended December 31, 2012, from $217,000 in the comparable period of 2011. The increase reflects increases in sales prices in many of our communities as demand for new homes has improved, as well as a small increase in the average size of our homes sold.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 22% in the three months ended December 31, 2012, compared to 26% in the same period of 2011.

	Sales Order Backlog
	As of December 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
East	674	620	9%	$174.6	$144.1	21%	$259,100	$232,400	11%
Midwest	413	288	43%	127.9	81.9	56%	309,700	284,400	9%
Southeast	2,419	1,193	103%	527.1	232.4	127%	217,900	194,800	12%
South Central	2,254	1,517	49%	454.8	276.0	65%	201,800	181,900	11%
Southwest	563	396	42%	112.1	69.5	61%	199,100	175,500	13%
West	994	516	93%	362.2	171.1	112%	364,400	331,600	10%
	7,317	4,530	62%	$1,758.7	$975.0	80%	$240,400	$215,200	12%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations. Our homes in backlog at December 31, 2012 increased 62% from the prior year, with significant increases in most regions due to increases in net sales orders as compared with the same period of the prior year.

	Homes Closed and Home Sales Revenue
	Three Months Ended December 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
East	517	495	4%	$137.4	$118.8	16%	$265,800	$240,000	11%
Midwest	287	213	35%	89.4	57.7	55%	311,500	270,900	15%
Southeast	1,374	1,013	36%	291.3	195.6	49%	212,000	193,100	10%
South Central	1,619	1,492	9%	309.3	266.7	16%	191,000	178,800	7%
Southwest	383	279	37%	76.0	54.0	41%	198,400	193,500	3%
West	1,002	626	60%	319.9	191.5	67%	319,300	305,900	4%
	5,182	4,118	26%	$1,223.3	$884.3	38%	$236,100	$214,700	10%

Home Sales Revenue

Revenues from home sales increased 38%, to $1,223.3 million (5,182 homes closed) for the three months ended December 31, 2012, from $884.3 million (4,118 homes closed) for the comparable period of 2011. The average selling price of homes closed during the three months ended December 31, 2012 was $236,100, up 10% from the $214,700 average for the same period of 2011, reflecting increases in sales prices in many of our communities as demand for new homes has improved, a small increase in the average size of our homes closed and the relative impact from a large increase in the number of homes closed in our West region, where average sales prices are higher than in our other regions. During the three months ended December 31, 2012, home sales revenues increased in all of our market regions, resulting from increases in the number of homes closed and increases in average selling prices.

The number of homes closed in the three months ended December 31, 2012 increased 26% from the comparable period of 2011, due to increases in all of our market regions. The most significant percentage increase occurred in our West region, with the Las Vegas and Salt Lake City markets contributing the most to the increase.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended December 31,
	2012	2011
Gross profit – Home sales	18.8%	16.8%
Gross profit – Land/lot sales and other	17.2%	100.0%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(0.1)%	(0.2)%
Gross profit – Total homebuilding	18.7%	16.8%
Selling, general and administrative expense	11.4%	13.4%
Interest expense	0.3%	0.8%
Other (income)	(0.3)%	(0.2)%
Income before income taxes	7.3%	2.8%

Home Sales Gross Profit

Gross profit from home sales increased by 55%, to $230.5 million in the three months ended December 31, 2012, from $148.7 million in the comparable period of 2011. As a percentage of home sales revenues, gross profit increased 200 basis points, to 18.8%. Approximately 170 basis points of the increase in the home sales gross profit percentage resulted from reduced sales incentives and increases in the average selling price of our homes closed, partially offset by smaller increases in the average cost of our homes closed, reflecting improved market conditions from the prior year. Approximately 40 basis points of the increase was due to a decrease in the amortization of capitalized interest and property taxes as a percentage of home sales revenues, resulting from more closings occurring on recently acquired lots and a decrease in the average interest rate on our outstanding debt. These increases were partially offset by a 10 basis point decrease due to higher costs for warranty and construction defect claims as a percentage of home sales revenue.

Land Sales Revenue

Land sales and other revenues increased to $9.9 million in the three months ended December 31, 2012, from $1.3 million in the comparable period of 2011. Fluctuations in revenues from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we may also sell residential lots or land parcels to manage our land and lot supply. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales fluctuate from period to period. As of December 31, 2012, we had $33.5 million of land held for sale that we expect to sell in the next twelve months.

Revenue from a single long-term construction project in which we serve as the general contractor is included in land sales and other revenues. Revenue from this project is recognized on a percentage-of-completion basis as the construction is completed. During the three months ended December 31, 2012, the revenue and gross profit related to this project was $8.2 million and $1.5 million, respectively.

Inventory Impairments and Land Option Cost Write-offs

At December 31, 2012, we performed our quarterly inventory impairment analyses by reviewing the performance and outlook for all of our land inventories and communities under development for indicators of potential impairment. Based on this review, we then performed impairment evaluations of communities with a combined carrying value of $200.5 million and determined that no communities were impaired. Accordingly, no impairment charges were recorded during the three months ended December 31, 2012. During the same period of 2011, we recorded impairment charges of $0.5 million to reduce the carrying value of impaired communities to their estimated fair value. The overall improvement of housing industry conditions and our increased profitability have significantly reduced the number of our communities and carrying value of inventories that had indicators of potential impairment during fiscal 2012 and the first quarter of fiscal 2013.

As we evaluate specific community pricing and incentives, construction and development plans and our overall land sale strategies, or if conditions in the broader economy, homebuilding industry or specific markets in which we operate worsen, we may be required to evaluate additional communities for potential impairment. These evaluations may result in additional impairment charges.

During the three months ended December 31, 2012 and 2011, we wrote off $1.3 million and $0.9 million, respectively, of earnest money deposits and land option costs related to land option contracts which are not expected to be acquired. At December 31, 2012, outstanding earnest money deposits associated with our portfolio of land and lot option purchase contracts totaled $31.2 million.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 18% to $140.8 million in the three months ended December 31, 2012, from $119.0 million in the same period of 2011. As a percentage of homebuilding revenues, SG&A expense decreased 200 basis points to 11.4% in the three months ended December 31, 2012, from 13.4% in the comparable period of 2011. The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 65% and 64% of SG&A costs in the three months ended December 31, 2012 and 2011, respectively. These costs increased by 21% to $91.6 million in the three months ended December 31, 2012, from $75.9 million in the comparable period of 2011, primarily due to an increase in our number of employees and an increase in the level of incentive compensation related to the significant increases in revenues, profitability and the price of our common stock in the current period as compared to the prior year period. Our homebuilding operations employed approximately 2,935 and 2,400 employees at December 31, 2012 and 2011, respectively.

Our homebuilding SG&A expense as a percentage of revenues can vary significantly between quarters, depending largely on the fluctuations in quarterly revenue, profit levels and stock price. We attempt to adjust our SG&A infrastructure to support our expected volume of closings; however, we cannot make assurances that our actions will permit us to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

The most significant portion of our interest incurred is related to our homebuilding debt outstanding during the period. Comparing the three months ended December 31, 2012 with the same period of 2011, interest incurred related to homebuilding debt increased 33% to $37.1 million, due to a 46% increase in our average homebuilding debt. Interest incurred increased by a lower percentage than the increase in our average homebuilding debt as a result of new debt issued at lower interest rates, which reduced our average interest rate from a year ago.

We capitalize interest to inventory during active development and construction. Our inventory under active development and construction was lower than our debt level during the quarter; therefore, a portion of our interest incurred was expensed. We expensed $3.2 million of homebuilding interest during the three months ended December 31, 2012, compared to $6.9 million of interest in the same period of 2011. The reduction in interest expensed in the current quarter is a result of an increase in our inventory under active development and construction. Interest amortized to cost of sales declined to 2.5% of total home and land/lot cost of sales in the three months ended December 31, 2012, from 2.8% in the same period of 2011 as a result of more home closings on recently acquired lots and a decrease in the average interest rate on our outstanding debt.

Gain on Early Retirement of Debt

During the three months ended December 31, 2011, we retired $10.8 million principal amount of our senior notes prior to their maturity. As a result of the early retirement of these notes, we recognized a net gain of $0.1 million, which represents the difference between the principal amount of the notes and the aggregate purchase price, after the write-off of any unamortized discounts and fees. We had no such retirements in the current year period.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $3.3 million in the three months ended December 31, 2012, compared to $2.2 million in the same period of 2011. Other income consists of interest income, rental income and various other types of income not directly associated with our core homebuilding activities.

Homebuilding Results by Reporting Region

	Three Months Ended December 31,
	2012			2011
	Homebuilding Revenues	Homebuilding Income (Loss) Before Income Taxes (1)	% of Region Revenues	Homebuilding Revenues	Homebuilding Income (Loss) Before Income Taxes (1)	% of Region Revenues
	(In millions)
East	$137.4	$7.0	5.1%	$118.8	$2.5	2.1%
Midwest	89.4	(2.0)	(2.2)%	57.7	(7.1)	(12.3)%
Southeast	291.5	19.4	6.7%	196.9	6.7	3.4%
South Central	310.5	25.2	8.1%	266.7	15.4	5.8%
Southwest	76.0	9.8	12.9%	54.0	2.1	3.9%
West	328.4	30.8	9.4%	191.5	5.4	2.8%
	$1,233.2	$90.2	7.3%	$885.6	$25.0	2.8%
 ______________

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

East Region — Homebuilding revenues increased 16% in the three months ended December 31, 2012, from the comparable period of 2011, due to an increase in the average selling price and the number of homes closed in the majority of the region's markets. The largest increases in closings volume occurred in our South Carolina markets. The region reported pre-tax income of $7.0 million in the three months ended December 31, 2012, compared to $2.5 million for the same period of 2011, primarily as a result of increases in revenues and gross profit. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased 200 basis points in the three months ended December 31, 2012, compared to the same period of 2011. As a percentage of homebuilding revenues, SG&A expenses decreased by 20 basis points in the three months ended December 31, 2012, compared to the prior year period, due to the increase in revenues.

Midwest Region — Homebuilding revenues increased 55% in the three months ended December 31, 2012, from the comparable period of 2011, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. The largest increases in closings volume occurred in our Colorado markets. The region reported a pre-tax loss of $2.0 million in the three months ended December 31, 2012, compared to a pre-tax loss of $7.1 million for the same period of 2011, primarily as a result of increases in revenues and gross profit, offset by $6.7 million and $4.4 million in legal claim settlements in our Denver market during the three months ended December 31, 2012 and 2011, respectively. Home sales gross profit percentage increased 380 basis points in the three months ended December 31, 2012, compared to the same period of 2011. As a percentage of homebuilding revenues, SG&A expenses decreased by 530 basis points in the three months ended December 31, 2012, compared to the prior year period, due to the increase in revenues.

Southeast Region — Homebuilding revenues increased 48% in the three months ended December 31, 2012, from the comparable period of 2011, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. The acquisition of Breland Homes in August 2012 contributed 164 homes closed and $34.6 million in homebuilding revenues to the region's operating results in the quarter. The region reported pre-tax income of $19.4 million in the three months ended December 31, 2012, compared to $6.7 million for the same period of 2011, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 250 basis points in the three months ended December 31, 2012, compared to the same period of 2011. As a percentage of homebuilding revenues, SG&A expenses decreased by 60 basis points in the three months ended December 31, 2012, compared to the prior year period, due to the increase in revenues.

South Central Region — Homebuilding revenues increased 16% in the three months ended December 31, 2012, from the comparable period of 2011, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. The region reported pre-tax income of $25.2 million in the three months ended December 31, 2012, compared to $15.4 million for the same period of 2011, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 150 basis points in the three months ended December 31, 2012, compared to the same period of 2011. As a percentage of homebuilding revenues, SG&A expenses decreased by 70 basis points in the three months ended December 31, 2012, compared to the prior year period, due to the increase in revenues.

Southwest Region — Homebuilding revenues increased 41% in the three months ended December 31, 2012, from the comparable period of 2011, primarily due to an increase in the number of homes closed in our Arizona markets. The region reported pre-tax income of $9.8 million in the three months ended December 31, 2012, compared to $2.1 million for the same period of 2011, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 500 basis points in the three months ended December 31, 2012, compared to the same period of 2011. As a percentage of homebuilding revenues, SG&A expenses decreased by 350 basis points in the three months ended December 31, 2012, compared to the prior year period, due to the increase in revenues.

West Region — Homebuilding revenues increased 71% in the three months ended December 31, 2012, from the comparable period of 2011, primarily due to an increase in the number of homes closed in the majority of the region's markets. The region reported pre-tax income of $30.8 million in the three months ended December 31, 2012, compared to $5.4 million for the same period of 2011, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 100 basis points in the three months ended December 31, 2012, compared to the same period of 2011. As a percentage of homebuilding revenues, SG&A expenses decreased by 480 basis points in the three months ended December 31, 2012, compared to the prior year period, due to the increase in revenues.

LAND AND LOT POSITION AND HOMES IN INVENTORY

Our inventory investment strategy includes entering into new lot option contracts to purchase finished lots in our operating markets, where possible, and we attempt to renegotiate existing lot option contracts when necessary to reduce our lot costs or better match the scheduled lot purchases with new home demand in each community. We have also increased our investments in land acquisition, land development and housing inventory as market conditions improve to meet housing demand and expand our operations in desirable markets. We manage our inventory of homes under construction relative to demand in each of our markets, including starting construction on unsold homes to capture new home demand, monitoring the number and aging of unsold homes and aggressively marketing our unsold, completed homes in inventory.

The following is a summary of our land and lot position and homes in inventory at December 31, 2012 and September 30, 2012:

	As of December 31, 2012				As of September 30, 2012
	Land/Lots Owned	Lots Controlled Under Land and Lot Option Purchase Contracts (1)	Total Land/Lots Owned and Controlled	Homes in Inventory	Land/Lots Owned	Lots Controlled Under Land and Lot Option Purchase Contracts (1)	Total Land/Lots Owned and Controlled	Homes in Inventory
East	13,600	7,100	20,700	1,600	11,600	7,100	18,700	1,500
Midwest	5,200	1,300	6,500	1,000	5,000	1,100	6,100	800
Southeast	29,900	19,300	49,200	4,000	24,900	20,500	45,400	3,400
South Central	38,800	21,800	60,600	4,700	25,700	22,300	48,000	4,200
Southwest	6,300	6,800	13,100	900	5,200	4,200	9,400	1,000
West	24,100	3,100	27,200	2,000	22,200	2,900	25,100	2,100
	117,900	59,400	177,300	14,200	94,600	58,100	152,700	13,000
	66%	34%	100%		62%	38%	100%
______________

(1)
Excludes approximately 4,200 and 5,200 lots at December 31, 2012 and September 30, 2012, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contracts have yet to be terminated. We have reserved the deposits related to these contracts.

At December 31, 2012, we owned or controlled approximately 177,300 lots, compared to approximately 152,700 lots at September 30, 2012. We increased our owned and controlled lot position during the quarter in each of our regions as market conditions and housing demand improved, with the largest increases occurring in our South Central, Southeast and Southwest regions. Of the 177,300 total lots, we controlled approximately 59,400 lots (34%), with a total remaining purchase price of approximately $1.7 billion, through land and lot option purchase contracts with a total of $31.2 million in earnest money deposits. At December 31, 2012, approximately 29,600 of our owned lots were fully developed and ready for home construction.

We had a total of approximately 14,200 homes in inventory, including approximately 1,200 model homes at December 31, 2012, compared to approximately 13,000 homes in inventory, including approximately 1,100 model homes at September 30, 2012. Of our total homes in inventory, approximately 7,400 and 6,400 were unsold at December 31, 2012 and September 30, 2012, respectively. At December 31, 2012, approximately 2,400 of our unsold homes were completed, of which approximately 500 homes had been completed for more than six months. At September 30, 2012, approximately 2,100 of our unsold homes were completed, of which approximately 400 homes had been completed for more than six months.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31,
	2012	2011	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	3,035	2,458	23%
Number of homes closed by D.R. Horton	5,182	4,118	26%
DHI Mortgage capture rate	59%	60%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	3,052	2,469	24%
Total number of loans originated or brokered by DHI Mortgage	3,670	2,969	24%
Captive business percentage	83%	83%
Loans sold by DHI Mortgage to third parties	3,859	3,025	28%

	Three Months Ended December 31,
	2012	2011	% Change
	(In millions)
Loan origination fees	$5.1	$4.4	16%
Sale of servicing rights and gains from sale of mortgages	28.0	11.8	137%
Recourse expense	(0.5)	(1.7)	(71)%
Sale of servicing rights and gains from sale of mortgages, net	27.5	10.1	172%
Other revenues	2.4	1.7	41%
Reinsurance expense	(0.1)	(0.5)	(80)%
Other revenues, net	2.3	1.2	92%
Total mortgage operations revenues	34.9	15.7	122%
Title policy premiums, net	7.0	5.3	32%
Total revenues	41.9	21.0	100%
General and administrative expense	25.7	18.9	36%
Interest expense	1.0	0.9	11%
Interest and other (income)	(2.5)	(3.0)	(17)%
Income before income taxes	$17.7	$4.2	321%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues (1)
	Three Months Ended December 31,
	2012	2011
Recourse and reinsurance expense	1.4%	9.5%
General and administrative expense	60.5%	81.5%
Interest expense	2.4%	3.9%
Interest and other (income)	(5.9)%	(12.9)%
Income before income taxes	41.6%	18.1%
______________

(1)	Excludes the effects of recourse and reinsurance charges on financial services revenues.

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three months ended December 31, 2012, total first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 23%, reflective of the 26% increase in the number of homes closed by our homebuilding operations. The percentage increase in loans originated was lower than the percentage increase in the number of homes closed due to a slight decrease in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) to 59% in the three months ended December 31, 2012, from 60%, in the comparable period of 2011.

Home closings from our homebuilding operations constituted 83% of DHI Mortgage loan originations in both the three months ended December 31, 2012 and 2011, reflecting DHI Mortgage’s continued focus on the captive business provided by our homebuilding operations.

The number of loans sold to third-party purchasers increased by 28% in the three months ended December 31, 2012, compared to the prior year period, corresponding to the 24% increase in the number of loans originated between the periods. Virtually all of the mortgage loans originated during the three months ended December 31, 2012 and mortgage loans held for sale on December 31, 2012 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae). Approximately 65% of the mortgage loans sold by DHI Mortgage during the three months ended December 31, 2012 were sold to one major financial institution that provided better pricing and execution than other available loan purchasers. On an ongoing basis, we seek to establish additional loan purchase arrangements with multiple institutions. If we are unable to sell mortgage loans to additional purchasers on attractive terms, our ability to originate and sell mortgage loans at competitive prices could be limited, which would negatively affect profitability.

Financial Services Revenues and Expenses

Revenues from the financial services segment increased 100% to $41.9 million in the three months ended December 31, 2012 from $21.0 million in the comparable period of 2011. The volume of loans sold increased 28% while revenues from the sale of servicing rights and gains from sale of mortgages increased 137%. Loan sale revenue increased at a higher rate than loan sale volume primarily due to significantly higher pricing resulting from an increase in demand in the secondary market, as well as an increase in the average loan amount due to an increase in the sales prices of homes closed by our homebuilding operations. Loan origination fees increased 16%, compared to a 24% increase in the number of loans originated. The percentage increase in loan origination fees was lower than the percentage increase in the number of loans originated due to pricing changes in some of our markets and was generally offset by improved loan sale execution.

Charges related to recourse obligations were $0.5 million in the three months ended December 31, 2012, compared to $1.7 million in the same period of 2011. Our loss reserve for loan recourse obligations is estimated based upon an analysis of loan repurchase requests received, our actual repurchases and losses through the disposition of such loans or requests, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional recourse expense may be incurred.

Financial services general and administrative (G&A) expense increased 36% to $25.7 million in the three months ended December 31, 2012, from $18.9 million in the comparable period of 2011. As a percentage of financial services revenues (excluding the effects of recourse and reinsurance expense), G&A expense decreased to 60.5% in the three months ended December 31, 2012, from 81.5% in the comparable period of 2011, primarily due to the increase in revenues. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur as some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three months ended December 31, 2012 was $107.9 million, compared to $29.2 million for the same period of 2011. The difference in our operating results for the current quarter compared to a year ago is primarily due to higher revenues from increased home closings and sales of mortgage loans and higher profit margins in both our homebuilding and financial services businesses.

Income Taxes

Our income tax expense for the three months ended December 31, 2012 was $41.6 million, which reflects an effective income tax rate of 38.5% of pre-tax income for the period. Our income tax expense for the three months ended December 31, 2011 was $1.5 million. We did not have a meaningful effective tax rate for the first quarter of fiscal 2012 because our net deferred tax assets were fully offset by a valuation allowance for the period.

At September 30, 2012, we had income taxes receivable of $14.4 million, which related to an expected federal tax refund associated with our 2006 and 2007 tax returns. This refund was received in October 2012.

A reduction of $9.9 million in the amount of unrecognized tax benefits and $3.1 million of accrued interest is reasonably possible within the current fiscal year, of which $11.0 million would be reflected as an income tax benefit in the consolidated statement of operations and $2.0 million would result in an adjustment to deferred income taxes.

The American Taxpayer Relief Act of 2012 (Act) was signed into law on January 2, 2013. The Act is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

At December 31, 2012 and September 30, 2012, we had deferred tax assets, net of deferred tax liabilities, of $725.4 million and $751.4 million, respectively, offset by valuation allowances of $41.9 million for both periods. At September 30, 2012, we needed to generate approximately $1.3 billion of pre-tax income in fiscal 2013 and in future periods before our federal net operating loss (NOL) carryforwards expire to realize our federal deferred tax assets. At September 30, 2012, we had federal NOL carryforwards of $310.5 million that expire in fiscal 2030 and 2031.

Each quarter we evaluate the positive and negative evidence to determine our ability to realize our deferred tax assets. At June 30, 2012, we determined it was more likely than not that the substantial majority of our deferred tax assets would be realized, which resulted in a $753.2 million reversal of all of the valuation allowance related to our federal deferred tax assets and a portion of the valuation allowance related to our state deferred tax assets during the third and fourth quarters of fiscal 2012.

At September 30, 2012, we had tax benefits for state net operating loss carryforwards of $85.2 million that expire at various times depending on the tax jurisdiction from fiscal 2013 to fiscal 2031. We had a remaining valuation allowance of $41.9 million related to our state deferred tax assets at both December 31, 2012 and September 30, 2012 because we believe it is more likely than not that a portion of our state net operating losses will not be realized due to the more limited carryforward periods that exist in certain states. We estimated the amount of this valuation allowance based on an analysis of the amount of our net operating loss carryforwards associated with each state in which we conduct business, as compared to our expected level of taxable income under existing apportionment or recognition rules in each state and the carryforward periods allowed in each state's tax code.

We continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our tax benefits for state net operating loss carryforwards. Changes in the positive and negative evidence, including differences in our future operating results as compared to the estimates utilized in the determination of the valuation allowance, could result in changes in our estimate of the valuation allowance related to our tax benefits for state net operating loss carryforwards. If we produce operating results similar to or better than the results we achieved during the three months ended December 31, 2012 in future periods, there could be sufficient positive evidence to support a conclusion that we will realize more of our state NOL carryforwards than previously anticipated which could result in a reduction of a portion of the remaining valuation allowance at some point during fiscal 2013.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

CAPITAL RESOURCES AND LIQUIDITY

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. During the industry downturn from 2007 to 2011, we generated substantial cash flows primarily through asset reductions and income tax refunds, which allowed us to increase our liquidity and reduce our debt. This has provided us with the operational flexibility to adjust to improving homebuilding market conditions. In response to the improved market conditions and increased demand for our homes, we have increased our investments in homes, finished lots, land and land development to expand our operations and grow our profitability during fiscal 2012 and into the beginning of fiscal 2013. We intend to maintain adequate liquidity and balance sheet strength, and we regularly evaluate opportunities to access the capital markets.

At December 31, 2012, our ratio of homebuilding debt to total capital was 40.2%, compared to 37.4% at December 31, 2011 and 39.1% at September 30, 2012. Our ratio of net homebuilding debt to total capital (homebuilding notes payable net of cash and marketable securities divided by homebuilding notes payable net of cash and marketable securities plus total equity) was 33.0% at December 31, 2012, compared to 17.5% at December 31, 2011 and 21.4% at September 30, 2012, which reflects the investment of our cash into homebuilding inventories. We intend to maintain our ratio of net homebuilding debt to total capital within or below a range of 40% to 45%. Therefore, future net homebuilding debt to total capital ratios may be higher than current levels.

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

We believe that our existing cash resources, our revolving credit facility and our mortgage repurchase facility provide sufficient liquidity to fund our near-term working capital needs and debt obligations, including the maturity of our 6.875% senior notes in May 2013. We regularly assess our projected capital requirements to fund future growth in our business, repay our future debt obligations, and support our other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. We have an automatically effective universal shelf registration statement, filed with the SEC in September 2012, registering debt and equity securities which we may issue from time to time in amounts to be determined. As market conditions permit, we may issue new debt or equity securities through the public capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity.

Homebuilding Capital Resources

Cash and Cash Equivalents — At December 31, 2012, our homebuilding cash and cash equivalents were $546.4 million.

Marketable Securities — At December 31, 2012, we had marketable securities of $96.7 million. Our marketable securities consist of U.S. Treasury securities, government agency securities, corporate debt securities and certificates of deposit.

Bank Credit Facility — In September 2012, we entered into a five-year, $125 million senior unsecured revolving credit facility, which had a $375 million uncommitted accordion feature that could increase the size of the facility, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit. On November 1, 2012, we increased the capacity of the credit facility to $600 million by obtaining additional lending commitments from banks. We also modified the uncommitted accordion feature to allow the size of the facility to increase to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The amended sublimit for the issuance of letters of credit is $300 million. The interest rate borrowings under the revolving credit facility may be based on either the Prime Rate or LIBOR plus an applicable margin, as defined in the credit agreement governing the facility. At December 31, 2012 the interest rate on borrowings under the revolving credit facility was 4.8% and we had borrowings of $100 million outstanding and letters of credit of $5.5 million outstanding under the revolving credit facility.

Our revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. These covenants are measured as defined in the credit facility and are reported to our lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, our credit facility and the indentures governing the senior notes impose restrictions on the creation of secured debt and liens. At December 31, 2012, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility and public debt obligations.

Secured Letter of Credit Agreements — We have secured letter of credit agreements which require us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. The amount of cash restricted for letters of credit issued under these agreements totaled $45.9 million and $46.2 million at December 31, 2012 and September 30, 2012, respectively. These amounts are included in homebuilding restricted cash on our consolidated balance sheets.

Financial Services Capital Resources

Cash and Cash Equivalents — At December 31, 2012, our financial services cash and cash equivalents were $20.5 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $180 million; however, the capacity can be increased to $225 million as needed. Increases in borrowing capacity in excess of $180 million are provided on an uncommitted basis and at a higher borrowing cost than committed borrowings. We expect to renew and extend the term of the facility and increase its capacity prior to its maturity date of March 3, 2013.

As of December 31, 2012, $248.6 million of mortgage loans held for sale with a collateral value of $235.3 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $65.9 million, DHI Mortgage had an obligation of $169.4 million outstanding under the mortgage repurchase facility at December 31, 2012 at a 2.8% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At December 31, 2012, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the three months ended December 31, 2012, we used $656.5 million of cash in our operating activities, compared to $1.7 million in the prior year period. This reflects our significant inventory investments during the current quarter as we responded to improved market conditions and increased housing demand by expanding our operations in desirable markets. We used $226.8 million of cash to increase our construction in progress and finished home inventory during the quarter in anticipation of a seasonal increase in demand in the spring. We also used $612.8 million of cash during the quarter to increase our residential land and lot inventory through purchases of land and finished lots and increased land development activity. We expect our total level of land and lot purchases and development spending to decrease in our second fiscal quarter as compared to the first quarter of fiscal 2013.

Investing Cash Flow Activities

In the three months ended December 31, 2012, net cash provided by investing activities was $152.2 million, compared to $2.4 million used in investing activities in the prior year period. During the current year period, proceeds from the sale or maturity of securities totaled $226.7 million, and $26.8 million was used to purchase marketable securities during the period, as we reduced the size of our portfolio of marketable securities. Also, during the current year period, we paid $18.6 million to purchase defaulted debt securities collateralized by one residential real estate parcel, and we paid $9.4 million to complete our purchase of the homebuilding operations of Breland Homes, acquired in August 2012. Additionally, in the three months ended December 31, 2012 and 2011, we used $14.0 million and $2.4 million, respectively, to purchase property and equipment, including model home furniture, office and technology equipment and office buildings to support our operations.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from profits and borrowings available under our homebuilding and financial services credit facilities. Long-term financing needs for the growth of our operations have historically been funded with the issuance of senior unsecured debt securities through the public capital markets.

During the three months ended December 31, 2012, net cash provided by financing activities was $23.5 million, primarily due to borrowing $100 million under our revolving credit facility, offset by repayments of notes payable and payments of cash dividends. During the three months ended December 31, 2011, financing activities provided $9.6 million of cash, primarily from our borrowing of $29.5 million under our mortgage repurchase facility, partially offset by repayments of notes payable and payment of cash dividends.

During the three months ended December 31, 2012, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on December 17, 2012 to stockholders of record on December 3, 2012. Additionally, in December 2012, our Board of Directors approved a cash dividend of $0.15 per common share, which was paid on December 21, 2012 to stockholders of record on December 17, 2012. This dividend was in lieu of and accelerated the payment of all quarterly dividends that would have otherwise been paid in calendar year 2013. Cash dividends of
$0.0375 per common share were declared and paid in each quarter of fiscal 2012. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions.

In accordance with the indenture governing our 2% convertible senior notes due 2014, when cash dividends are paid in excess of $0.0375 per share in any fiscal quarter, the conversion rate related to these notes increases. As a result of the cash dividend of $0.15 per common share which was paid on December 21, 2012, the conversion rate of the 2% convertible senior notes increased from 76.5697 to 77.18004 shares of our common stock per $1,000 principal amount of senior notes. The new conversion rate is equivalent to a conversion price of approximately $12.96 per share of common stock, compared to the initial conversion price of $13.06 per share. If all of the 2% convertible senior notes due 2014 were converted into our common stock, we would issue 38.6 million shares of common stock as a result of the conversion.

Changes in Capital Structure

Effective August 1, 2012, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2013. The full amount of each of these authorizations was remaining at December 31, 2012.

We regularly assess our projected capital requirements to fund future growth in our business, repay our future debt obligations, and support our other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. As market conditions permit, we may issue new debt or equity securities through the public capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity.

CONTRACTUAL CASH OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Our primary contractual cash obligations for our homebuilding and financial services segments are payments under our debt agreements and lease payments under operating leases. We expect to fund our contractual obligations in the ordinary course of business through a combination of our existing cash resources, cash flows generated from profits, our homebuilding and financial services credit facilities or other bank financing, and the issuance of new debt or equity securities through the public capital markets as market conditions may permit.

At December 31, 2012, our homebuilding operations had outstanding letters of credit of $51.4 million, all of which were cash collateralized, and surety bonds of $657.4 million, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Within the land and lot option purchase contracts at December 31, 2012, there were a limited number of contracts, representing $25.6 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Further discussion of our land option contracts is provided in the “Land and Lot Position and Homes in Inventory” section included herein.

CRITICAL ACCOUNTING POLICIES

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2012, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, land and lot option purchase contracts, goodwill, warranty, legal claims and insurance, income taxes and stock-based compensation. Since September 30, 2012, there have been no significant changes to those critical accounting policies.

As disclosed in our critical accounting policies in our Form 10-K, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims, and the majority of our total construction defect reserves consist of the estimated exposure to future claims on previously closed homes. As of September 30, 2012, we had reserves for approximately 170 pending construction defect claims, and no individual existing claim was material to our financial statements. As of December 31, 2012, we have reserves for approximately 165 pending construction defect claims, and no individual existing claim is material to our financial statements. During the three months ended December 31, 2012, we established reserves for approximately 15 new construction defect claims and resolved 20 construction defect claims for a total cost of $16.9 million.

SEASONALITY

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again in the future, we generally have more homes under construction, close more homes and have greater revenues and operating income in the third and fourth quarters of our fiscal year. The seasonal activity increases our working capital requirements for our homebuilding operations during the third and fourth fiscal quarters and increases our funding requirements for the mortgages we originate in our financial services segment at the end of these quarters. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year.

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

•	the risks associated with our land and lot inventory;

•	home warranty and construction defect claims;

•	supply shortages and other risks for acquiring land, building materials and skilled labor;

•	reductions in the availability of performance bonds;

•	increases in the costs of owning a home;

•	the effects of governmental regulations and environmental matters on our homebuilding operations;

•	the effects of governmental regulation on our financial services operations;

•	our debt obligations and our ability to comply with related debt covenants, restrictions and limitations;

•	competitive conditions within the homebuilding and financial services industries;

•	our ability to effect any future growth strategies successfully;

•	the impact of an inflationary or deflationary environment;

•	our ability to realize the full amount of our deferred income tax asset; and

•	information technology failures and data security breaches.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in our annual report on Form 10-K for the fiscal year ended September 30, 2012, including the section entitled “Risk Factors,” which is filed with the Securities and Exchange Commission.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in current earnings. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in current earnings, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans and the fair value change, which for the three months ended December 31, 2012 and 2011 was not significant, is recognized in current earnings. At December 31, 2012, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $342.5 million. Uncommitted IRLCs totaled a notional amount of approximately $238.2 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $133.7 million at December 31, 2012.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2012. The interest rate for our variable rate debt represents the weighted average interest rate of our homebuilding revolving credit facility and our mortgage repurchase facility at December 31, 2012. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Nine Months Ending September 30, 2013	Fiscal Year Ending September 30,							Fair Value at December 31, 2012
		2014	2015	2016	2017	2018	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$187.0	$783.8	$157.7	$542.9	$350.0	$—	$350.0	$2,371.4	$2,768.1
Average interest rate	7.1%	8.3%	5.4%	6.4%	5.0%	—%	4.5%	6.5%
Variable rate	$169.4	$—	$—	$—	$100.0	$—	$—	$269.4	$269.4
Average interest rate	2.8%	—%	—%	—%	4.8%	—%	—%	3.5%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2012 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2011, the Wage and Hour Division (WHD) of the U.S. Department of Labor notified the Company that it was initiating an investigation to determine the Company's compliance with the Fair Labor Standards Act (FLSA) and, to the extent applicable, other laws enforced by WHD. Subsequently, the WHD reviewed various aspects of our employment processes and practices in our corporate office and some of our operating divisions. To date, the WHD has not communicated any violations of labor laws to the Company. The Company believes that its business practices are in compliance with the FLSA and other applicable laws enforced by WHD. At this time, the Company cannot predict the outcome or timing of the conclusion of this investigation, nor can it reasonably estimate the potential costs that may be associated with its eventual resolution. Consequently, the Company has not recorded any associated liabilities in the accompanying balance sheet.

ITEM 6.  EXHIBITS

(a)	Exhibits.
3.1
Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992. (1)

	3.2	Amended and Restated Bylaws of the Company. (2)
	10.1	Executive Compensation Summary - Chairman and Chief Executive Officer. (3)
	10.2	Executive Compensation Summary - Other Executive Officers. (4)
	10.3	Director Compensation Summary. (5)
	10.4	Form of Restricted Stock Unit Agreement (Outside Director) pursuant to the Company's 2006 Stock Incentive Plan, as amended and restated. (*)
	10.5	Amendment No. 1 to Credit Agreement, dated November 1, 2012 by and among D.R. Horton, Inc., The Royal Bank of Scotland plc, as Administrative Agent, and the Lenders named therein. (6)
	12.1	Statement of Computation of Ratio of Earnings to Fixed Charges. (*)
	31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)
	31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)
	32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company's Chief Executive Officer. (*)
	32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company's Chief Financial Officer. (*)
101
The following financial statements from D.R. Horton, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed on January 29, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith.

(1)	Incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 30, 2009, filed with the SEC on August 5, 2009.

(3)	Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 8, 2012, filed with the SEC on November 15, 2012.

(4)	Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 8, 2012, filed with the SEC on November 15, 2012.

(5)	Incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 8, 2012, filed with the SEC on November 15, 2012.

(6)	Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 1, 2012, filed with the SEC on November 5, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date:	January 29, 2013	By: /s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and
Chief Financial Officer (Principal Financial and
Principal Accounting Officer)