Form 10-Q
period 2013-03-31
HORTON D R INC /DE/
filed 2013-04-26
CIK 882184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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
Common stock, $.01 par value – 322,255,379 shares as of April 22, 2013

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	September 30, 2012
	(In millions) (Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,127.7	$1,030.4
Marketable securities, available-for-sale	—	298.0
Restricted cash	54.5	49.3
Inventories:
Construction in progress and finished homes	2,116.2	1,682.7
Residential land and lots — developed and under development	2,605.7	1,838.4
Land held for development	602.2	644.1
	5,324.1	4,165.2
Income taxes receivable	—	14.4
Deferred income taxes, net of valuation allowance of $23.2 million and $41.9 million at March 31, 2013 and September 30, 2012, respectively	680.0	709.5
Property and equipment, net	87.1	72.6
Other assets	456.2	456.8
Goodwill	38.9	38.9
	7,768.5	6,835.1
Financial Services:
Cash and cash equivalents	22.8	17.3
Mortgage loans held for sale	394.3	345.3
Other assets	46.9	50.5
	464.0	413.1
Total assets	$8,232.5	$7,248.2
LIABILITIES
Homebuilding:
Accounts payable	$262.7	$216.2
Accrued expenses and other liabilities	907.2	893.8
Notes payable	3,027.2	2,305.3
	4,197.1	3,415.3
Financial Services:
Accounts payable and other liabilities	45.9	50.4
Mortgage repurchase facility	245.8	187.8
	291.7	238.2
Total liabilities	4,488.8	3,653.5
Commitments and contingencies (Note L)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 329,455,450 shares issued and 322,255,379 shares outstanding at March 31, 2013 and 328,092,047 shares issued and 320,891,976 shares outstanding at September 30, 2012	3.3	3.3
Additional paid-in capital	2,011.9	1,979.8
Retained earnings	1,860.1	1,743.1
Treasury stock, 7,200,071 shares at March 31, 2013 and September 30, 2012, at cost	(134.3)	(134.3)
Accumulated other comprehensive income	—	0.2
Total stockholders’ equity	3,741.0	3,592.1
Noncontrolling interests	2.7	2.6
Total equity	3,743.7	3,594.7
Total liabilities and equity	$8,232.5	$7,248.2
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(In millions, except per share data) (Unaudited)
Homebuilding:
Revenues:
Home sales	$1,368.7	$930.6	$2,592.0	$1,814.9
Land/lot sales and other	21.7	5.0	31.5	6.3
	1,390.4	935.6	2,623.5	1,821.2
Cost of sales:
Home sales	1,089.9	767.2	2,082.7	1,502.7
Land/lot sales and other	17.5	3.2	25.6	3.2
Inventory impairments and land option cost write-offs	1.8	0.8	3.2	2.2
	1,109.2	771.2	2,111.5	1,508.1
Gross profit:
Home sales	278.8	163.4	509.3	312.2
Land/lot sales and other	4.2	1.8	5.9	3.1
Inventory impairments and land option cost write-offs	(1.8)	(0.8)	(3.2)	(2.2)
	281.2	164.4	512.0	313.1
Selling, general and administrative expense	155.1	127.5	295.8	246.5
Interest expense	1.9	5.5	5.1	12.5
Gain on early retirement of debt, net	—	—	—	(0.1)
Other (income)	(3.2)	(3.2)	(6.5)	(5.5)
	127.4	34.6	217.6	59.7
Financial Services:
Revenues, net of recourse and reinsurance expense	41.2	25.6	83.0	46.6
General and administrative expense	28.0	19.6	53.6	38.5
Interest expense	1.1	0.8	2.0	1.7
Interest and other (income)	(2.6)	(2.5)	(5.0)	(5.4)
	14.7	7.7	32.4	11.8
Income before income taxes	142.1	42.3	250.0	71.5
Income tax expense	31.1	1.7	72.7	3.2
Net income	$111.0	$40.6	$177.3	$68.3
Other comprehensive income (loss), net of income tax:
Unrealized loss related to available-for-sale securities	—	(0.1)	(0.2)	—
Comprehensive income	$111.0	$40.5	$177.1	$68.3
Basic net income per common share	$0.35	$0.13	$0.55	$0.22
Net income per common share assuming dilution	$0.32	$0.13	$0.52	$0.21
Cash dividends declared per common share	$—	$0.0375	$0.1875	$0.075

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2013	2012
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$177.3	$68.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10.1	9.8
Amortization of discounts and fees	19.9	19.7
Stock based compensation expense	7.6	10.1
Deferred income taxes	38.7	—
Gain on early retirement of debt, net	—	(0.1)
Gain on sale of marketable securities	(0.2)	(0.2)
Inventory impairments and land option cost write-offs	3.2	2.2
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(433.5)	(72.2)
Increase in residential land and lots – developed, under development, and held for development	(717.1)	(112.8)
Decrease in other assets	25.8	1.5
Decrease (increase) in income taxes receivable	14.4	(0.5)
Increase in mortgage loans held for sale	(49.0)	(3.2)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	62.5	(2.0)
Net cash used in operating activities	(840.3)	(79.4)
INVESTING ACTIVITIES
Purchases of property and equipment	(25.3)	(5.5)
Purchases of marketable securities	(28.9)	(162.8)
Proceeds from the sale or maturity of marketable securities	325.4	157.5
(Increase) decrease in restricted cash	(5.2)	8.4
Net principal increase of other mortgage loans and real estate owned	—	(3.2)
Purchases of debt securities collateralized by residential real estate	(18.6)	—
Payment related to acquisition of a business	(9.4)	—
Net cash provided by (used in) investing activities	238.0	(5.6)
FINANCING ACTIVITIES
Proceeds from notes payable	918.0	47.3
Repayment of notes payable	(170.4)	(12.9)
Proceeds from stock associated with certain employee benefit plans	17.7	21.6
Cash dividends paid	(60.2)	(23.8)
Net cash provided by financing activities	705.1	32.2
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	102.8	(52.8)
Cash and cash equivalents at beginning of period	1,047.7	732.6
Cash and cash equivalents at end of period	$1,150.5	$679.8
Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$11.4	$4.1
Stock issued under employee incentive plans	$3.9	$3.1

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2013

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

Reclassifications

The statements of cash flows for the six months ended March 31, 2012, including the cash flows for the Non-Guarantor Subsidiaries as reflected in Note O, have been corrected to reflect a $3.2 million use of cash previously reflected in operating activities to cash used in investing activities related to the net principal increase of other mortgage loans and real estate owned. The Company has determined that the impact to prior period financial statements is not material. As other prior period financial information is presented, the Company will similarly revise the statements of cash flows in its future filings.

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013 or subsequent periods.

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

Option purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under option. There were no variable interest entities reported in the consolidated balance sheets at March 31, 2013 and September 30, 2012 because the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance. The maximum exposure to loss related to the Company’s variable interest entities is limited to the amounts of the Company’s related option deposits. At March 31, 2013 and September 30, 2012, the amount of option deposits related to these contracts totaled $31.4 million and $32.0 million, respectively, and are included in homebuilding other assets on the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2013

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. In January 2013, this guidance was amended by ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which limits the scope of ASU 2011-11 to certain derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The guidance is effective for the Company beginning October 1, 2013 and is to be applied retrospectively. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is engaged in the acquisition and development of land and the construction and sale of residential homes on the land, with operations in 77 markets in 26 states across the United States. The Company designs, builds and sells single-family detached homes on lots it develops and on finished lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums. Periodically, the Company sells land and lots to other developers and homebuilders where it has excess land and lot positions. The homebuilding segments generate most of their revenues from the sale of completed homes, and to a lesser extent from the sale of land and lots.

The Company also provides mortgage financing and title agency services, primarily to its homebuilding customers, and generally sells the mortgages it originates and the related servicing rights to third-party purchasers. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

The Company’s 34 homebuilding operating divisions and its financial services operation are its operating segments. The homebuilding operating segments are aggregated into six reporting segments and the financial services operating segment is its own reporting segment. The Company’s reportable homebuilding segments are: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2013

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2012. Financial information relating to the Company's reporting segments is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(In millions)
Revenues
Homebuilding revenues:
East	$153.8	$133.6	$291.1	$252.4
Midwest	92.8	71.7	182.2	129.4
Southeast	333.2	213.2	624.7	410.0
South Central	364.0	259.8	674.6	526.5
Southwest	79.0	55.6	154.9	109.6
West	367.6	201.7	696.0	393.3
Total homebuilding revenues	1,390.4	935.6	2,623.5	1,821.2
Financial services revenues	41.2	25.6	83.0	46.6
Consolidated revenues	$1,431.6	$961.2	$2,706.5	$1,867.8
Income (Loss) Before Income Taxes (1)
Homebuilding income (loss) before income taxes:
East	$8.5	$3.6	$15.5	$6.2
Midwest	9.9	(1.0)	7.9	(8.1)
Southeast	28.3	8.7	47.7	15.5
South Central	32.4	13.0	57.6	28.4
Southwest	7.1	2.6	16.9	4.7
West	41.2	7.7	72.0	13.0
Total homebuilding income before income taxes	127.4	34.6	217.6	59.7
Financial services income before income taxes	14.7	7.7	32.4	11.8
Consolidated income before income taxes	$142.1	$42.3	$250.0	$71.5

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

	March 31, 2013	September 30, 2012
	(In millions)
Homebuilding Inventories (1)
East	$691.3	$572.7
Midwest	376.1	318.1
Southeast	1,258.4	905.0
South Central	1,268.4	935.2
Southwest	234.6	188.6
West	1,375.1	1,151.3
Corporate and unallocated (2)	120.2	94.3
Total homebuilding inventory	$5,324.1	$4,165.2

(1)	Homebuilding inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision maker.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2013

NOTE C – MARKETABLE SECURITIES

During the past few years, the Company invested a portion of its cash on hand by purchasing marketable securities with maturities in excess of three months. During the six months ended March 31, 2013, all of the Company's marketable securities either matured or were sold, with total proceeds of $325.4 million and a minimal gain.

NOTE D – INVENTORY IMPAIRMENTS AND LAND OPTION COST WRITE-OFFS

At March 31, 2013, the Company reviewed the performance and outlook for all of its land inventory and communities for indicators of potential impairment and performed impairment evaluations and analyses when necessary. The Company performed impairment evaluations of communities with a combined carrying value of $181.0 million and determined that no communities were impaired. Accordingly, no impairment charges were recorded during the three months ended March 31, 2013. During the same period of 2012, the Company recorded impairment charges of $0.3 million to reduce the carrying value of impaired communities in its East and Southeast homebuilding reporting segments to their estimated fair value. There were no impairment charges recorded during the six months ended March 31, 2013, compared to $0.8 million recorded in the same period of 2012.

During the three months ended March 31, 2013 and 2012, the Company wrote off $1.8 million and $0.5 million, respectively, of earnest money deposits and land option costs related to land option contracts which are not expected to be acquired. During the six months ended March 31, 2013 and 2012, the Company wrote off $3.2 million and $1.4 million, respectively, of these deposits and costs.

At March 31, 2013 and September 30, 2012, the Company had $23.9 million and $32.6 million, respectively, of land held for sale, consisting of land held for development and land under development that met the criteria of land held for sale.

NOTE E – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	March 31, 2013	September 30, 2012
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2017	$—	$—
6.875% senior notes due 2013	171.7	171.7
6.125% senior notes due 2014, net	145.6	145.5
2% convertible senior notes due 2014, net	462.4	447.0
5.625% senior notes due 2014, net	137.7	137.6
5.25% senior notes due 2015, net	157.5	157.4
5.625% senior notes due 2016, net	169.7	169.6
6.5% senior notes due 2016, net	372.5	372.4
4.75% senior notes due 2017	350.0	350.0
3.625% senior notes due 2018	400.0	—
4.375% senior notes due 2022	350.0	350.0
4.75% senior notes due 2023	300.0	—
Other secured	10.1	4.1
	$3,027.2	$2,305.3
Financial Services:
Mortgage repurchase facility, maturing 2014	$245.8	$187.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2013

Homebuilding:

The Company has a five-year, $600 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit. Letters of credit issued under the facility reduce available borrowing capacity and may total no more than $300 million in the aggregate. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or LIBOR plus an applicable margin, as defined in the credit agreement governing the facility. At March 31, 2013, there were no borrowings outstanding and $41.2 million of letters of credit issued under the revolving credit facility.

The Company's revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable leverage ratio and a borrowing base restriction if the Company's leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility and the indentures governing the senior notes impose restrictions on the creation of secured debt and liens. At March 31, 2013, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and public debt obligations.

The Company has an automatically effective universal shelf registration statement, filed with the Securities and Exchange Commission (SEC) in September 2012, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

In February 2013, the Company issued $400 million principal amount of 3.625% senior notes due February 15, 2018 and$300 million principal amount of 4.75% senior notes due February 15, 2023, with interest payable semi-annually. The notes represent unsecured obligations of the Company. The annual effective interest rate of the $400 million senior notes and the $300 million senior notes, after giving effect to the amortization of financing costs is 3.8% and 4.9%, respectively.

In accordance with the indenture governing the 2% convertible senior notes due 2014, when cash dividends are paid in excess of $0.0375 per share in any fiscal quarter, the conversion rate related to these notes increases. As a result of the cash dividend of $0.15 per share which was paid on December 21, 2012 (see Note J), the conversion rate of the 2% convertible senior notes increased from 76.5697 to 77.18004 shares of the Company's common stock per $1,000 principal amount of senior notes. The new conversion rate is equivalent to a conversion price of approximately $12.96 per share of common stock, compared to the initial conversion price of $13.06 per share. If all of the 2% convertible senior notes due 2014 were converted into the Company's common stock, the Company would issue 38.6 million shares of its common stock as a result of the conversion.

Effective August 1, 2012, the Board of Directors authorized the repurchase of up to $500 million of the Company's debt securities effective through July 31, 2013. All of the $500 million authorization was remaining at March 31, 2013.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. In March 2013, the mortgage repurchase facility was renewed and amended, and new commitments from banks were obtained which increased the total capacity of the facility from $180 million to $300 million. The facility's capacity can be increased to $400 million subject to the availability of additional commitments. The maturity date of the facility is now February 28, 2014.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2013

As of March 31, 2013, $373.3 million of mortgage loans held for sale with a collateral value of $347.9 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $102.1 million, DHI Mortgage had an obligation of $245.8 million outstanding under the mortgage repurchase facility at March 31, 2013 at a 2.8% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At March 31, 2013, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

NOTE F – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. The Company’s inventory under active development and construction was lower than its debt level during the periods; therefore, a portion of the interest incurred was reflected as interest expense.

The following table summarizes the Company’s interest costs incurred, capitalized, expensed as interest expense and charged to cost of sales during the three and six months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(In millions)
Capitalized interest, beginning of period	$91.3	$79.8	$82.3	$79.2
Interest incurred	43.1	28.9	81.1	57.8
Interest expensed:
Directly to interest expense	(3.0)	(6.3)	(7.1)	(14.2)
Amortized to cost of sales	(27.6)	(21.3)	(52.5)	(41.7)
Capitalized interest, end of period	$103.8	$81.1	$103.8	$81.1

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

Mortgage Loans Held for Sale
Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At March 31, 2013, mortgage loans held for sale had an aggregate fair value of $394.3 million and an aggregate outstanding principal balance of $382.9 million. At September 30, 2012, mortgage loans held for sale had an aggregate fair value of $345.3 million and an aggregate outstanding principal balance of $332.9 million. During the three and six months ended March 31, 2013, the Company had net gains on sales of loans and servicing rights of $26.7 million and $54.2 million, respectively, compared to $14.9 million and $25.1 million in the same periods of 2012. Net gains on sales of loans and servicing rights are included in financial services revenues on the consolidated statements of operations. Approximately 56% of the mortgage loans sold by DHI Mortgage during the six months ended March 31, 2013 were sold to one major financial institution.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2013

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale, which for the three and six months ended March 31, 2013 and 2012 was not significant, and is recognized in financial services revenues on the consolidated statements of operations. As of March 31, 2013, the Company had a notional amount of $223.5 million in mortgage loans held for sale not committed to third-party purchasers and the notional amounts of the hedging instruments related to those loans totaled $224.0 million.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions which include industry-standard representations and warranties, primarily involving the absence of misrepresentations by the borrower or other parties, insurability if applicable and, depending on the agreement, may include requiring a minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. Other mortgage loans generally consist of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and some become real estate owned through the foreclosure process. At March 31, 2013 and September 30, 2012, the Company’s total other mortgage loans and real estate owned, before loss reserves were as follows:

	March 31, 2013	September 30, 2012
	(In millions)
Other mortgage loans	$35.4	$38.1
Real estate owned	1.0	1.3
	$36.4	$39.4

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. The loss reserve for loan recourse obligations is estimated based on an analysis of loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests, discussions with mortgage purchasers and analysis of mortgages originated. The reserve balances at March 31, 2013 and September 30, 2012 were as follows:

	March 31, 2013	September 30, 2012
	(In millions)
Loss reserves related to:
Other mortgage loans	$4.2	$5.0
Real estate owned	0.3	0.4
Loan repurchase and settlement obligations – known and expected	26.1	25.5
	$30.6	$30.9

Other mortgage loans and real estate owned and the related loss reserves are included in financial services other assets, while loan repurchase obligations are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets.

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At March 31, 2013, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $332.2 million.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2013

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in financial services revenues on the consolidated statements of operations. As of March 31, 2013, the Company had a notional amount of approximately $15.7 million of best-efforts whole loan delivery commitments and a notional amount of $283.0 million of hedging instruments related to IRLCs not yet committed to purchasers.

NOTE H – INCOME TAXES

The Company’s income tax expense for the three and six months ended March 31, 2013 was $31.1 million and $72.7 million, respectively, compared to $1.7 million and $3.2 million in the same periods of fiscal 2012. The difference between the effective tax rates and the federal statutory rate of 35% during the 2013 periods is primarily due to the $18.7 million reduction in the Company's valuation allowance on its deferred tax assets as described below. The Company did not have meaningful effective tax rates for the 2012 periods because of the valuation allowance on its deferred tax assets and related activity during those periods.

At March 31, 2013 and September 30, 2012, the Company had deferred tax assets, net of deferred tax liabilities, of $703.2 million and $751.4 million, respectively, offset by valuation allowances of $23.2 million and $41.9 million, respectively. At September 30, 2012, the Company needed to generate approximately $1.3 billion of pre-tax income in fiscal 2013 and in future periods before its federal net operating loss (NOL) carryforwards expire to realize its federal deferred tax assets. At September 30, 2012, the Company had federal NOL carryforwards of $310.5 million that expire in fiscal 2030 and 2031.

At June 30, 2012, the Company determined it was more likely than not that the substantial majority of the Company's deferred tax assets would be realized, which resulted in a $753.2 million reversal of the valuation allowance on its deferred tax assets during the third and fourth quarters of fiscal 2012. The Company evaluated both positive and negative evidence to determine its ability to realize its deferred tax assets. In its evaluation, the Company gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that directly related to the Company's recent financial performance as compared to indirect or less recent evidence.

The Company gave the most significant weight in its evaluation to the objective, direct positive evidence related to its recent strong financial results, especially its positive and growing levels of pre-tax income and its significant growth in net sales orders and sales order backlog during fiscal 2012. The Company estimated that if its annual pre-tax income remains at the fiscal 2012 level in future years, it would realize all of its federal net operating losses in less than five years, well in advance of the expiration of the Company's NOL carryforwards in fiscal 2030 and 2031, and it would also absorb all federal deductible temporary differences as they reverse in future years. Additionally, the Company considered, at a lower weighting, the subjective, direct positive evidence that it expected to increase its pre-tax income in future years by utilizing its strong balance sheet and liquidity position to invest in opportunities to sustain and grow its operations. If industry conditions weaken, the Company expected to be able to adjust its operations to maintain long-term profitability and still realize its deferred tax assets.

Prior to the quarter ended June 30, 2012, the Company had given significant weight to the negative, direct evidence of its three-year cumulative pre-tax loss position as a result of losses incurred in prior years during the housing downturn. As of June 30, 2012, the Company had generated positive cumulative pre-tax income for the past three years and therefore, the prior year losses were weighted less than the recent positive financial results in the Company's evaluation at June 30, 2012. Other negative, indirect evidence, such as the overall weakness in the U.S. economy and the housing market and the restrictive mortgage lending environment, was considered at a lower weighting because the Company's recent financial performance had been achieved in this environment. Also, the negative, direct evidence of the Company's gross profit margins, which were lower than historical levels before the housing downturn, were considered at a lower weight than the direct, positive evidence of its growing pre-tax income levels.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2013

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

Based on its evaluation of the positive and negative evidence described above at June 30, 2012, the Company concluded that the positive evidence outweighed the negative evidence and that it was more likely than not that all of the Company's federal deferred tax assets would be realized. Therefore, there is no remaining valuation allowance related to the Company's federal deferred tax assets at March 31, 2013 and September 30, 2012.

At September 30, 2012, the Company had tax benefits for state net operating loss carryforwards of $85.2 million that expire at various times depending on the tax jurisdiction from fiscal 2013 to fiscal 2031. The Company had a valuation allowance of $41.9 million related to its state deferred tax assets at September 30, 2012 because the Company concluded it was more likely than not that a portion of its state net operating losses would not be realized due to the more limited carryforward periods that exist in certain states.

The Company continues to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to its tax benefits for state net operating loss carryforwards. At March 31, 2013, after considering the impact of significantly improving profits from operations, the Company concluded it was more likely than not that it would realize more of its state deferred tax assets on net operating losses before they expire than previously anticipated. The Company based this conclusion on additional positive evidence related to the actual pre-tax profits achieved during the six months ended March 31, 2013 and higher levels of forecasted profitability for the remainder of fiscal 2013 and in future years. The Company expects these increased profits to result in a greater realization of its state net operating loss carryforwards before they expire than previously estimated. Accordingly, at March 31, 2013, the Company reduced the valuation allowance on its state deferred tax assets by $18.7 million to a balance of $23.2 million. The Company estimated the remaining amount of the valuation allowance at March 31, 2013 based on an analysis of the amount of its net operating loss carryforwards associated with each state in which it conducts business, as compared to its expected level of taxable income under existing apportionment or recognition rules in each state and the carryforward periods allowed in each state's tax code. Because this reduction of the valuation allowance has been recognized in an interim period, a portion of the valuation allowance to be reversed is allocated to the remaining interim periods. Therefore, the Company expects approximately $4.0 million of the remaining $23.2 million valuation allowance to reverse in the third and fourth quarters of fiscal 2013. Approximately $13.0 million of the Company's valuation allowance is attributable to state net operating loss carryforwards that will expire at the end of fiscal 2013, at which time the related unrealized deferred tax asset and valuation allowances will be written off.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could result in changes in the Company's estimates of the valuation of its deferred tax assets and related valuation allowances, and could also have a material impact on the Company's consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of the Company's deferred tax assets.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2013

NOTE I – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share. Options to purchase 5.6 million and 8.7 million shares of common stock were excluded from the computation of diluted earnings per share for the fiscal 2013 and fiscal 2012 periods, respectively, because the exercise price of the options was greater than the average market price of the common shares and, therefore, their effect would have been antidilutive. Additionally, the convertible senior notes were excluded from the computation of diluted earnings per share for the 2012 periods because their effect would have been antidilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(In millions)
Numerator:
Net income	$111.0	$40.6	$177.3	$68.3
Effect of dilutive securities:
Interest expense and amortization of issuance costs associated with convertible senior notes, net of tax	5.8	—	11.5	—
Numerator for diluted earnings per share after assumed conversions	$116.8	$40.6	$188.8	$68.3
Denominator:
Denominator for basic earnings per share — weighted average common shares	321.7	317.6	321.4	317.0
Effect of dilutive securities:
Employee stock awards	5.1	2.5	4.7	1.3
Convertible senior notes	38.6	—	38.6	—
Denominator for diluted earnings per share — adjusted weighted average common shares	365.4	320.1	364.7	318.3

NOTE J – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement, filed with the SEC in September 2012, registering debt and equity securities that it may issue from time to time in amounts to be determined.

Effective August 1, 2012, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock effective through July 31, 2013. All of the $100 million authorization was remaining at March 31, 2013, and no common stock has been repurchased subsequent to March 31, 2013.

During the six months ended March 31, 2013, the Board of Directors approved total cash dividends of $0.1875 per common share, which included a cash dividend of $0.0375 per share, which was paid on December 17, 2012 and a cash dividend of $0.15 per share, which was paid on December 21, 2012. The cash dividend of $0.15 per share was in lieu of and accelerated the payment of all quarterly dividends that the Company would have otherwise paid in calendar year 2013. Cash dividends of $0.0375 per share were declared and paid in each quarter of fiscal 2012. In accordance with the indenture governing the 2% convertible senior notes due 2014, when cash dividends are paid in excess of $0.0375 per share in any fiscal quarter, the conversion rate related to these notes increases. As a result of the cash dividend of $0.15 per share which was paid on December 21, 2012, the conversion rate of the 2% convertible senior notes increased from 76.5697 to 77.18004 shares of the Company's common stock per $1,000 principal amount of senior notes. The new conversion rate is equivalent to a conversion price of approximately $12.96 per share of common stock, compared to the initial conversion price of $13.06 per share. If all of the 2% convertible senior notes due 2014 were converted into the Company's common stock, the Company would issue 38.6 million shares of its common stock as a result of the conversion.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2013

NOTE K – EMPLOYEE BENEFIT PLANS

Stock Options

On March 5, 2013, the Compensation Committee of the Board of Directors and the Board of Directors approved and granted stock options to executive officers, other officers, employees and non-management directors of the Company. There were approximately 500 recipients of these stock options who may purchase approximately 3.7 million shares of the Company's common stock at an exercise price of $23.80 per share, the closing market price of the Company's common stock on the date of grant.

Restricted Stock Unit Agreements

In November 2012, the Compensation Committee of the Company's Board of Directors approved and granted awards of 350,000 performance based units (Performance Units) to the Chairman of the Board and the Chief Executive Officer of the Company that will vest at the end of a three-year performance period ending September 30, 2015. The number of units that ultimately vest depends on the Company's relative position as compared to its peers at the end of the three-year period in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are based on total shareholder return, return on investment, selling, general and administrative (SG&A) expense containment and gross profit. The earned awards will have a value equal to the number of earned units multiplied by the closing price of the Company's common stock at the end of the performance period and may be paid in cash, equity or a combination of both. The Compensation Committee has the discretion to reduce the final payout on the Performance Units from the amount earned. The Performance Units have no dividend or voting rights during the performance period. These awards are accounted for as liability awards for which compensation expense is recognized over the vesting period with a corresponding increase in accrued liabilities. The liability for these awards of $2.1 million at March 31, 2013 was based on the Company's performance against the peer group, the elapsed portion of the performance period and the Company's stock price at the end of the period. Compensation expense related to this grant was $1.4 million and $2.1 million for the three and six months ended March 31, 2013, respectively.

In January 2013, the Company's Board of Directors approved and granted awards of 33,333 Restricted Stock Units to non-management directors which will vest in annual installments over a three-year period ending in January 2016. Each Restricted Stock Unit represents the contingent right to receive one share of the Company's common stock if the vesting conditions are satisfied. The Restricted Stock Units have no dividend or voting rights during the vesting period. The fair value of these awards on the date of grant is $21.49 per unit. Compensation expense related to this grant was $0.1 million for the three and six months ended March 31, 2013.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2013

Changes in the Company’s warranty liability during the three and six months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(In millions)
Warranty liability, beginning of period	$56.6	$46.0	$56.8	$46.2
Warranties issued	6.1	4.3	11.6	8.3
Changes in liability for pre-existing warranties	1.6	1.5	5.2	3.4
Settlements made	(7.0)	(2.9)	(16.3)	(9.0)
Warranty liability, end of period	$57.3	$48.9	$57.3	$48.9

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues and contract disputes. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $519.7 million and $544.9 million at March 31, 2013 and September 30, 2012, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. At both March 31, 2013 and September 30, 2012, approximately 99% of these reserves related to construction defect matters. Expenses related to the Company’s legal contingencies were $15.0 million and $20.8 million in the six months ended March 31, 2013 and 2012, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of March 31, 2013, no individual existing claim was material to the Company’s financial statements, and the majority of the Company’s total construction defect reserves consisted of the estimated exposure to future claims on previously closed homes. The Company has closed a significant number of homes during recent years, and as a result the Company may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2013

The Company's reserves for legal claims decreased from $544.9 million at September 30, 2012 to $519.7 million at March 31, 2013 primarily due to payments made for legal claims during the period, net of reimbursements received from subcontractors, and a decrease in the estimated cost to resolve future claims. This decrease was partially offset by an increase in the number of closed homes that are subject to possible future construction defect claims. Following is a rollforward of the balance of the reserves for the six months ended March 31, 2013:

Six Months Ended
March 31, 2013
(In millions)
Reserves for legal claims, beginning of period	$544.9
Payments	(13.2)
Decrease in reserves	(12.0)
Reserves for legal claims, end of period	$519.7

The Company estimates and records receivables under applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company's receivables related to its estimates of insurance recoveries from estimated losses from pending legal claims and anticipated future claims related to previously closed homes totaled $195.8 million and $225.0 million at March 31, 2013 and September 30, 2012, respectively, and are included in homebuilding other assets in the consolidated balance sheets. The decrease in these receivables corresponds to the decrease in the reserve for legal claims.

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

Land and Lot Option Purchase Contracts

The Company enters into land and lot option purchase contracts to acquire land or lots for the construction of homes. At March 31, 2013, the Company had total deposits of $36.4 million, consisting of cash deposits of $32.7 million and promissory notes and surety bonds of $3.7 million, to purchase land and lots with a total remaining purchase price of approximately $1.7 billion. Within the land and lot option purchase contracts at March 31, 2013, there were a limited number of contracts, representing $21.6 million of remaining purchase price, subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations. The majority of land and lots under contract are currently expected to be purchased within three years.

Other Commitments

At March 31, 2013, the Company had outstanding surety bonds of $656.6 million and letters of credit of $48.8 million to secure performance under various contracts. Of the total letters of credit, $41.2 million were issued under the Company's revolving credit facility and were cash collateralized to receive better pricing. The remaining $7.6 million of letters of credit were issued under secured letter of credit agreements requiring the Company to deposit cash as collateral with the issuing banks. At March 31, 2013 and September 30, 2012, the amount of cash restricted for these purposes totaled $51.2 million and $47.2 million, respectively, and is included in homebuilding restricted cash on the Company's consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2013

NOTE M – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets were as follows:

	March 31, 2013	September 30, 2012
	(In millions)
Insurance receivables	$195.8	$225.0
Earnest money and refundable deposits	87.0	80.0
Accounts and notes receivable	18.0	21.9
Prepaid assets	34.4	29.4
Debt securities collateralized by residential real estate	18.6	—
Other assets	102.4	100.5
	$456.2	$456.8

The Company’s homebuilding accrued expenses and other liabilities were as follows:

	March 31, 2013	September 30, 2012
	(In millions)
Reserves for legal claims	$519.7	$544.9
Employee compensation and related liabilities	114.1	106.4
Warranty liability	57.3	56.8
Accrued interest	36.1	32.6
Federal and state income tax liabilities	48.6	21.6
Other liabilities	131.4	131.5
	$907.2	$893.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2013

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

•
Level 2 – Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market. The Company’s assets/liabilities measured at fair value using Level 2 inputs are as follows:

▪	government agency securities, corporate debt securities and certificates of deposit;

▪	mortgage loans held for sale;

▪	best-efforts and mandatory commitments and over-the-counter derivatives such as forward sales of MBS and put options on MBS; and

▪	IRLCs.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2013

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and September 30, 2012, and the changes in the fair value of the Level 3 assets during the six months ended March 31, 2013.

		Fair Value at March 31, 2013
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate (a)	Other assets	$—	$—	$18.6	$18.6
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	388.6	5.7	394.3
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	3.3	—	3.3
Forward sales of MBS	Other liabilities	—	(2.3)	—	(2.3)
Best-efforts and mandatory commitments	Other liabilities	—	(0.2)	—	(0.2)

		Fair Value at September 30, 2012
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Marketable securities, available-for-sale:
U.S. Treasury securities	Marketable securities	$75.7	$—	$—	$75.7
Government agency and corporate debt securities	Marketable securities	—	212.3	—	212.3
Certificates of deposit	Marketable securities	—	10.0	—	10.0
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	345.3	—	345.3
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	6.1	—	6.1
Forward sales of MBS	Other liabilities	—	(6.9)	—	(6.9)
Best-efforts and mandatory commitments	Other liabilities	—	(0.8)	—	(0.8)

	Level 3 Assets at Fair Value for the
	Six Months Ended March 31, 2013
	Balance at September 30, 2012	Net realized and unrealized gains/(losses)	Purchases	Sales and Settlements	Net transfers in and/or (out) of Level 3	Balance at March 31, 2013
	(In millions)
Debt securities collateralized by residential real estate (a)	$—	$—	$18.6	$—	$—	$18.6
Mortgage loans held for sale (b)	—	0.4	—	(2.6)	7.9	5.7

(a)
In October 2012, the Company purchased $18.6 million of defaulted debt securities which are secured by residential real estate. The Company intends to foreclose on the property or negotiate an agreement to obtain the right to take possession of the residential real estate in order to develop the property and ultimately build and sell homes. These securities, which are included in other assets on the consolidated balance sheets, are classified as available for sale and are carried at estimated fair value, which approximates their original transaction price.

(b)
Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income. Mortgage loans held for sale includes $5.7 million of loans originated under the fair value option which the Company has not sold into the secondary market, but plans to sell as market conditions permit. The fair value of these mortgage loans held for sale is generally calculated considering the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk; therefore, they were transferred from a Level 2 valuation to a Level 3 valuation during the six months ended March 31, 2013.

(c)
Fair value measurements of these derivatives represent changes in fair value since inception and are reflected in the balance sheet. Changes in these fair values during the periods presented are included in financial services revenues on the consolidated statement of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2013

The following table summarizes the Company’s assets at March 31, 2013 and September 30, 2012 measured at fair value on a nonrecurring basis:

		Fair Value at	Fair Value at
		March 31, 2013	September 30, 2012
	Balance Sheet Location	Level 3	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a) (b)	Inventories	$—	$1.2
Financial Services:
Other mortgage loans (a) (c)	Other assets	23.7	25.8
Real estate owned (a) (c)	Other assets	0.7	0.9

(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the respective quarter.

(b)	In performing its impairment analysis in the periods presented, the Company used discount rates ranging from 12% to 16%.

(c)	The fair values for other mortgage loans and real estate owned are determined based on the value of the underlying collateral.

For the financial assets and liabilities for which the Company has not elected the fair value option, the following tables present both their respective carrying value and fair value at March 31, 2013 and September 30, 2012:

	Carrying Value	Fair Value at March 31, 2013
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$1,127.7	$1,127.7	$—	$—	$1,127.7
Restricted cash (a)	54.5	54.5	—	—	54.5
Senior notes (b)	2,554.7	—	2,654.1	—	2,654.1
Convertible senior notes (b)	462.4	—	941.9	—	941.9
Financial Services:
Cash and cash equivalents (a)	22.8	22.8	—	—	22.8
Mortgage repurchase facility (a)	245.8	—	—	245.8	245.8

	Carrying Value	Fair Value at September 30, 2012
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$1,030.4	$1,030.4	$—	$—	$1,030.4
Restricted cash (a)	49.3	49.3	—	—	49.3
Senior notes (b)	1,854.2	—	1,973.9	—	1,973.9
Convertible senior notes (b)	447.0	—	821.2	—	821.2
Financial Services:
Cash and cash equivalents (a)	17.3	17.3	—	—	17.3
Mortgage repurchase facility (a)	187.8	—	—	187.8	187.8

(a)	The fair value approximates carrying value due to its short-term nature, short maturity or floating interest rate terms, as applicable.

(b)	The fair value is determined based on quoted market prices of recent transactions, which is classified as Level 2 within the fair value hierarchy.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2013

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION

All of the Company's senior and convertible senior notes and the unsecured revolving credit facility are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of the Company's homebuilding subsidiaries (collectively, Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by the Company. The Company's subsidiaries engaged in the financial services segment and certain other subsidiaries do not guarantee the Company's senior and convertible senior notes and the unsecured revolving credit facility (collectively, Non-Guarantor Subsidiaries). In lieu of providing separate financial statements for the Guarantor Subsidiaries, consolidating condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

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
Consolidating Balance Sheet
March 31, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$1,061.6	$64.3	$24.6	$—	$1,150.5
Restricted cash	53.4	1.0	0.1	—	54.5
Investments in subsidiaries	2,268.1	—	—	(2,268.1)	—
Inventories	1,846.3	3,460.0	17.8	—	5,324.1
Deferred income taxes	230.0	450.0	—	—	680.0
Property and equipment, net	29.7	26.2	31.2	—	87.1
Other assets	127.1	271.9	104.1	—	503.1
Mortgage loans held for sale	—	—	394.3	—	394.3
Goodwill	—	38.9	—	—	38.9
Intercompany receivables	1,517.9	—	—	(1,517.9)	—
Total Assets	$7,134.1	$4,312.3	$572.1	$(3,786.0)	$8,232.5
LIABILITIES & EQUITY
Accounts payable and other liabilities	$368.5	$718.9	$128.4	$—	$1,215.8
Intercompany payables	—	1,489.8	28.1	(1,517.9)	—
Notes payable	3,024.6	2.6	245.8	—	3,273.0
Total Liabilities	3,393.1	2,211.3	402.3	(1,517.9)	4,488.8
Total stockholders’ equity	3,741.0	2,101.0	167.1	(2,268.1)	3,741.0
Noncontrolling interests	—	—	2.7	—	2.7
Total Equity	3,741.0	2,101.0	169.8	(2,268.1)	3,743.7
Total Liabilities & Equity	$7,134.1	$4,312.3	$572.1	$(3,786.0)	$8,232.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2013

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2013

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended March 31, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$441.2	$947.2	$2.0	$—	$1,390.4
Cost of sales	354.7	756.0	(1.5)	—	1,109.2
Gross profit	86.5	191.2	3.5	—	281.2
Selling, general and administrative expense	75.4	78.2	1.5	—	155.1
Equity in (income) of subsidiaries	(132.3)	—	—	132.3	—
Interest expense	1.9	—	—	—	1.9
Other (income)	(0.6)	(1.0)	(1.6)	—	(3.2)
	142.1	114.0	3.6	(132.3)	127.4
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	41.2	—	41.2
General and administrative expense	—	—	28.0	—	28.0
Interest expense	—	—	1.1	—	1.1
Interest and other (income)	—	—	(2.6)	—	(2.6)
	—	—	14.7	—	14.7
Income before income taxes	142.1	114.0	18.3	(132.3)	142.1
Income tax expense	31.1	20.8	0.8	(21.6)	31.1
Net income	$111.0	$93.2	$17.5	$(110.7)	$111.0
Comprehensive income	$111.0	$93.2	$17.5	$(110.7)	$111.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2013

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Six Months Ended March 31, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$847.5	$1,770.6	$5.4	$—	$2,623.5
Cost of sales	681.7	1,421.7	8.1	—	2,111.5
Gross profit (loss)	165.8	348.9	(2.7)	—	512.0
Selling, general and administrative expense	139.4	153.3	3.1	—	295.8
Equity in (income) of subsidiaries	(227.2)	—	—	227.2	—
Interest expense	5.1	—	—	—	5.1
Other (income)	(1.5)	(2.2)	(2.8)	—	(6.5)
	250.0	197.8	(3.0)	(227.2)	217.6
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	83.0	—	83.0
General and administrative expense	—	—	53.6	—	53.6
Interest expense	—	—	2.0	—	2.0
Interest and other (income)	—	—	(5.0)	—	(5.0)
	—	—	32.4	—	32.4
Income before income taxes	250.0	197.8	29.4	(227.2)	250.0
Income tax expense	72.7	47.6	2.3	(49.9)	72.7
Net income	$177.3	$150.2	$27.1	$(177.3)	$177.3
Comprehensive income	$177.1	$150.2	$27.1	$(177.3)	$177.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2013

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
March 31, 2013

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2013

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Six Months Ended March 31, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash used in operating activities	$(310.0)	$(484.2)	$(16.1)	$(30.0)	$(840.3)
INVESTING ACTIVITIES
Purchases of property and equipment	(12.9)	(4.8)	(7.6)	—	(25.3)
Purchases of marketable securities	(28.9)	—	—	—	(28.9)
Proceeds from the sale or maturity of marketable securities	325.4	—	—	—	325.4
Increase in restricted cash	(4.7)	(0.5)	—	—	(5.2)
Purchases of debt securities collateralized by residential real estate	(18.6)	—	—	—	(18.6)
Payment related to acquisition of a business	(9.4)	—	—	—	(9.4)
Net cash provided by (used in) investing activities	250.9	(5.3)	(7.6)	—	238.0
FINANCING ACTIVITIES
Net change in notes payable	689.6	—	58.0	—	747.6
Net change in intercompany receivables/payables	(495.3)	497.5	(2.2)	—	—
Proceeds from stock associated with certain employee benefit plans	17.7	—	—	—	17.7
Cash dividends paid	(60.2)	—	(30.0)	30.0	(60.2)
Net cash provided by financing activities	151.8	497.5	25.8	30.0	705.1
Increase in cash and cash equivalents	92.7	8.0	2.1	—	102.8
Cash and cash equivalents at beginning of period	968.9	56.3	22.5	—	1,047.7
Cash and cash equivalents at end of period	$1,061.6	$64.3	$24.6	$—	$1,150.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2013

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Six Months Ended March 31, 2012

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(17.3)	$(63.2)	$1.1	$—	$(79.4)
INVESTING ACTIVITIES
Purchases of property and equipment	(1.6)	(3.5)	(0.4)	—	(5.5)
Purchases of marketable securities	(162.8)	—	—	—	(162.8)
Proceeds from the sale or maturity of marketable securities	157.5	—	—	—	157.5
Decrease (increase) in restricted cash	8.6	(0.1)	(0.1)	—	8.4
Net principal increase of other mortgage loans and real estate owned	—	—	(3.2)	—	(3.2)
Net cash provided by (used in) investing activities	1.7	(3.6)	(3.7)	—	(5.6)
FINANCING ACTIVITIES
Net change in notes payable	(11.6)	(1.3)	47.3	—	34.4
Net change in intercompany receivables/payables	(26.8)	70.0	(43.2)	—	—
Proceeds from stock associated with certain employee benefit plans	21.6	—	—	—	21.6
Cash dividends paid	(23.8)	—	—	—	(23.8)
Net cash (used in) provided by financing activities	(40.6)	68.7	4.1	—	32.2
(Decrease) increase in cash and cash equivalents	(56.2)	1.9	1.5	—	(52.8)
Cash and cash equivalents at beginning of period	681.3	31.3	20.0	—	732.6
Cash and cash equivalents at end of period	$625.1	$33.2	$21.5	$—	$679.8

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

BUSINESS

We are one of the largest homebuilding companies in the United States. We construct and sell homes through our operating divisions in 77 markets in 26 states, primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $100,000 to $600,000, with an average closing price of $239,400 during the six months ended March 31, 2013. Approximately 91% and 90% of home sales revenues were generated from the sale of single-family detached homes in the six months ended March 31, 2013 and 2012, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums, which share common walls and roofs.

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

OVERVIEW

In the first two quarters of fiscal 2013, demand for new homes has continued to increase in most of our markets while the supply of homes for sale has become limited relative to the increased demand. This supply and demand dynamic is resulting in increased sales volume, higher average sales and closing prices and improved gross margins in our homebuilding segments. The number and value of our net sales orders increased 34% and 52% compared to the second quarter of fiscal 2012. In the three and six months ended March 31, 2013, revenues from home sales increased 47% and 43%, respectively, compared to the prior year periods. The average selling price of our homes closed increased 10% and our gross margins on homes closed increased by 240 basis points in the first half of fiscal 2013 as compared to the same period of fiscal 2012, primarily because the favorable market conditions have allowed us to increase sales prices or reduce sales incentives in many of our communities. Pre-tax income was $142.1 million and $250.0 million in the three and six months ended March 31, 2013, respectively, compared to $42.3 million and $71.5 million in the prior year periods. These results reflect the significant improvement in housing market conditions from the prior year and the results of our strategy of investing capital in land, lots and housing inventories in markets where demand is improving, managing inventory levels efficiently and controlling SG&A and interest costs.

Our recent results and other national data indicate that the overall demand for new homes is continuing to improve. However, continued weak U.S. economic conditions, the restrictive mortgage lending environment and changes in local housing market conditions could affect the pace or sustainability of a housing recovery or adversely impact the level of demand for new homes. Until there is a more robust U.S. economic recovery, we expect national new home sales to remain below historical levels, with uneven improvement across our operating markets.

We believe our business is well-positioned to continue profitably growing our operations during the housing recovery due to our strong balance sheet and liquidity, our finished lot and land position, our inventory of available homes and our broad geographic operating base. We increased our investments in land, lot and home inventories by more than $1.1 billion during the first half of fiscal 2013 in response to the increased demand for our homes and improved market conditions, and we will continue to adjust our business strategies based on housing demand in each of our markets. Nevertheless, our future results could be negatively impacted by weakening economic conditions, decreases in the level of employment, a decline in housing demand, decreased home affordability, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.

STRATEGY

While new home demand has continued to improve, we are uncertain how long the current pace of improvement in homebuilding industry conditions will continue. We expect that further improvement in individual markets will be uneven and largely dependent on local economic conditions. Our strategy of maintaining a strong cash balance, controlling our balance sheet leverage and controlling attractive land and lot positions through option contracts has positioned us to capitalize on improving demand across our markets. In response to increasing new home demand, we are using our liquidity and balance sheet flexibility to provide the capital to increase our investments in housing and land inventory, geographically expand our operations, opportunistically pursue business acquisitions and grow our profitability. Our operating strategy includes the following initiatives:

•	Maintaining a strong cash balance and overall liquidity position.

•	Managing the sales prices and level of sales incentives on our homes to optimize the balance of sales volumes, profits, returns on inventory investments and cash flows.

•	Entering into lot option contracts to purchase finished lots, where possible, which mitigates many of the risks of land ownership.

•
Investing in land acquisition, land development and housing inventory opportunities in markets where housing demand is improving and expanding our operations in desirable markets, while controlling the level of land and lots we own in each of our markets relative to the local new home demand.

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

Our operating strategy has continued to produce positive results in the first half of fiscal 2013. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust components of our strategy to meet future market conditions. If market conditions remain stable at or improve from current levels, we expect that our operating strategy will allow us to grow our profitability while maintaining a strong balance sheet and liquidity position throughout fiscal 2013 and 2014.

KEY RESULTS

Key financial results as of and for the three months ended March 31, 2013, as compared to the same period of 2012, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 49% to $1.4 billion.

•	Homes closed increased 33% to 5,643 homes, and the average closing price of those homes increased 10% to $242,500.

•	Net sales orders increased 34% to 7,879 homes, and the value of net sales orders increased 52% to $2.0 billion.

•	Sales order backlog increased 54% to 9,553 homes, and the value of sales order backlog increased 76% to $2.4 billion.

•	Home sales gross margins increased 280 basis points to 20.4%.

•	Homebuilding SG&A expenses decreased as a percentage of homebuilding revenues by 240 basis points to 11.2%.

•	Homebuilding pre-tax income increased 268% to $127.4 million.

•	Homebuilding cash and marketable securities totaled $1.1 billion, compared to $1.3 billion and $1.0 billion at September 30, 2012 and March 31, 2012, respectively.

•	Homebuilding inventories totaled $5.3 billion, compared to $4.2 billion and $3.6 billion at September 30, 2012 and March 31, 2012, respectively.

•	Homes in inventory totaled 15,800, compared to 13,000 and 11,100 at September 30, 2012 and March 31, 2012, respectively.

•	Owned and controlled lots totaled 175,300, compared to 152,700 and 121,200 at September 30, 2012 and March 31, 2012, respectively.

•	Homebuilding debt was $3.0 billion, compared to $2.3 billion and $1.6 billion at September 30, 2012 and March 31, 2012, respectively.

•
Gross homebuilding debt to total capital was 44.7%, increasing from 39.1% and 37.1% at September 30, 2012 and March 31, 2012, respectively. Net homebuilding debt to total capital was 33.7%, increasing from 21.4% and 18.9% at September 30, 2012 and March 31, 2012, respectively.

Financial Services Operations:

•	Total financial services revenues, net of recourse and reinsurance expenses, increased 61% to $41.2 million.

•	Financial services pre-tax income increased 91% to $14.7 million.

Consolidated Results:

•	Consolidated pre-tax income was $142.1 million, compared to $42.3 million.

•	Net income was $111.0 million, compared to $40.6 million.

•	Diluted earnings per share was $0.32, compared to $0.13.

•	Total equity was $3.7 billion, compared to $3.6 billion and $2.7 billion at September 30, 2012 and March 31, 2012, respectively.

Key financial results as of and for the six months ended March 31, 2013, as compared to the same period of 2012, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 44% to $2.6 billion.

•	Homes closed increased 30% to 10,825 homes, and the average closing price of those homes increased 10% to $239,400.

•	Net sales orders increased 36% to 13,138 homes, and the value of net sales orders increased 55% to $3.3 billion.

•	Home sales gross margins increased 240 basis points to 19.6%.

•	Homebuilding SG&A expenses decreased as a percentage of homebuilding revenues by 220 basis points to 11.3%.

•	Homebuilding pre-tax income increased 264% to $217.6 million.

Financial Services Operations:

•	Total financial services revenues, net of recourse and reinsurance expenses, increased 78% to $83.0 million.

•	Financial services pre-tax income increased 175% to $32.4 million.

Consolidated Results:

•	Consolidated pre-tax income was $250.0 million, compared to $71.5 million.

•	Net income was $177.3 million, compared to $68.3 million.

•	Diluted earnings per share was $0.52, compared to $0.21.

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and six months ended March 31, 2013 and 2012.

	Net Sales Orders (1)
	Three Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
East	819	611	34%	$221.2	$153.7	44%	$270,100	$251,600	7%
Midwest	454	402	13%	151.6	116.6	30%	333,900	290,000	15%
Southeast	2,325	1,473	58%	542.4	300.0	81%	233,300	203,700	15%
South Central	2,534	2,017	26%	514.1	370.7	39%	202,900	183,800	10%
Southwest	479	527	(9)%	95.1	95.8	(1)%	198,500	181,800	9%
West	1,268	869	46%	471.8	276.7	71%	372,100	318,400	17%
	7,879	5,899	34%	$1,996.2	$1,313.5	52%	$253,400	$222,700	14%

	Six Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
East	1,347	1,120	20%	$362.7	$269.1	35%	$269,300	$240,300	12%
Midwest	729	615	19%	241.5	175.6	38%	331,300	285,500	16%
Southeast	3,909	2,394	63%	895.9	481.1	86%	229,200	201,000	14%
South Central	4,175	3,316	26%	844.7	603.9	40%	202,300	182,100	11%
Southwest	726	776	(6)%	148.3	142.7	4%	204,300	183,900	11%
West	2,252	1,472	53%	817.2	464.3	76%	362,900	315,400	15%
	13,138	9,693	36%	$3,310.3	$2,136.7	55%	$252,000	$220,400	14%

	Sales Order Cancellations
	Three Months Ended March 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2013	2012	2013	2012	2013	2012
East	190	190	$45.6	$41.3	19%	24%
Midwest	47	63	14.9	17.2	9%	14%
Southeast	557	445	114.9	82.0	19%	23%
South Central	656	553	125.7	96.0	21%	22%
Southwest	167	179	32.2	29.7	26%	25%
West	202	199	67.4	60.7	14%	19%
	1,819	1,629	$400.7	$326.9	19%	22%

	Six Months Ended March 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2013	2012	2013	2012	2013	2012
East	320	327	$76.4	$71.3	19%	23%
Midwest	96	94	29.8	26.3	12%	13%
Southeast	988	801	203.5	146.3	20%	25%
South Central	1,170	1,062	220.9	186.1	22%	24%
Southwest	313	330	61.0	54.3	30%	30%
West	409	342	135.7	107.9	15%	19%
	3,296	2,956	$727.3	$592.2	20%	23%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders increased 52%, to $1,996.2 million (7,879 homes) for the three months ended March 31, 2013, from $1,313.5 million (5,899 homes) for the same period of 2012. The value of net sales orders increased 55%, to $3,310.3 million (13,138 homes) for the six months ended March 31, 2013, from $2,136.7 million (9,693 homes) for the same period of 2012. In comparing the three and six months ended March 31, 2013 to the same periods of 2012, the value of net sales orders increased significantly in five of our six market regions. Average selling prices increased in all regions and the volume of net sales orders increased in five of our six market regions, indicating broad improvement in market conditions across our business.

The number of net sales orders increased 34% and 36% during the three and six months ended March 31, 2013, respectively, compared to the prior year periods, reflecting the improvement in new home demand and market conditions, as well as the effects of investments we have made to expand our operations. The largest percentage increases in net sales orders occurred in our Southeast and West regions as a result of improved market conditions and our increased inventory investments in our Atlanta, Orlando, Jacksonville and Southern California markets. Sales orders in our Southeast region were also positively impacted by our acquisition of the homebuilding operations of Breland Homes during the fourth quarter of fiscal 2012, which contributed 211 and 360 net sales orders during the three and six months ended March 31, 2013, respectively. Our future sales volumes will depend on the strength of the overall economy, employment levels and our ability to successfully implement our operating strategies in each of our markets.

The average price of our net sales orders increased 14% to $253,400 and $252,000 in the three and six months ended March 31, 2013, respectively, from $222,700 and $220,400 in the comparable periods of 2012. These increases reflect increases in sales prices in many of our communities as demand for new homes has improved and the supply of homes for sale has declined, as well as a small increase in the average size of our homes sold.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 19% and 20% in the three and six months ended March 31, 2013, respectively, compared to 22% and 23% in the same periods of 2012.

	Sales Order Backlog
	As of March 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
East	919	680	35%	$246.8	$164.3	50%	$268,600	$241,600	11%
Midwest	568	443	28%	186.7	126.8	47%	328,700	286,200	15%
Southeast	3,199	1,570	104%	736.3	319.3	131%	230,200	203,400	13%
South Central	2,957	2,117	40%	609.0	387.0	57%	206,000	182,800	13%
Southwest	661	616	7%	128.3	109.7	17%	194,100	178,100	9%
West	1,249	763	64%	479.1	250.9	91%	383,600	328,800	17%
	9,553	6,189	54%	$2,386.2	$1,358.0	76%	$249,800	$219,400	14%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations. Our homes in backlog at March 31, 2013 increased 54% from the prior year, with significant increases in most regions due to increases in net sales orders as compared with the same period of the prior year.

	Homes Closed and Home Sales Revenue
	Three Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
East	574	551	4%	$149.0	$133.6	12%	$259,600	$242,500	7%
Midwest	299	247	21%	92.8	71.7	29%	310,400	290,300	7%
Southeast	1,545	1,096	41%	333.1	213.1	56%	215,600	194,400	11%
South Central	1,831	1,417	29%	359.9	259.8	39%	196,600	183,300	7%
Southwest	381	307	24%	79.0	55.6	42%	207,300	181,100	14%
West	1,013	622	63%	354.9	196.8	80%	350,300	316,400	11%
	5,643	4,240	33%	$1,368.7	$930.6	47%	$242,500	$219,500	10%

	Six Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
East	1,091	1,046	4%	$286.4	$252.4	13%	$262,500	$241,300	9%
Midwest	586	460	27%	182.2	129.4	41%	310,900	281,300	11%
Southeast	2,919	2,109	38%	624.5	408.7	53%	213,900	193,800	10%
South Central	3,450	2,909	19%	669.2	526.5	27%	194,000	181,000	7%
Southwest	764	586	30%	154.9	109.6	41%	202,700	187,000	8%
West	2,015	1,248	61%	674.8	388.3	74%	334,900	311,100	8%
	10,825	8,358	30%	$2,592.0	$1,814.9	43%	$239,400	$217,100	10%

Home Sales Revenue

Revenues from home sales increased 47%, to $1,368.7 million (5,643 homes closed) for the three months ended March 31, 2013, from $930.6 million (4,240 homes closed) for the comparable period of 2012. Revenues from home sales increased 43%, to $2,592.0 million (10,825 homes closed) for the six months ended March 31, 2013, from $1,814.9 million (8,358 homes closed) for the comparable period of 2012. During the current year periods, home sales revenues increased in all of our market regions, resulting from increases in the number of homes closed and increases in average selling prices that were achieved due to favorable housing market conditions and our increased inventory investments.

The number of homes closed in the three and six months ended March 31, 2013 increased 33% and 30%, respectively, from the comparable periods of 2012, due to increases in all of our market regions. The most significant percentage increase in the current year periods occurred in our West region, with the Las Vegas, Southern California and Portland markets contributing the most to the increase.

The average selling price of homes closed during the three months ended March 31, 2013 was $242,500, up 10% from the $219,500 average for the same period of 2012. The average selling price of homes closed during the six months ended March 31, 2013 was $239,400, up 10% from the $217,100 average for the same period of 2012. These increases resulted from our ability to raise sales prices in many of our communities as demand for new homes has improved and the supply of homes for sale has declined, the relative impact of an increase in the number of homes closed in our West region where average sales prices are higher than in our other regions, as well as a small increase in the average size of our homes closed.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Gross profit – Home sales	20.4%	17.6%	19.6%	17.2%
Gross profit – Land/lot sales and other	19.4%	36.0%	18.7%	49.2%
Effect of inventory impairments and land option cost write-offs on total homebuilding gross profit	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Gross profit – Total homebuilding	20.2%	17.6%	19.5%	17.2%
Selling, general and administrative expense	11.2%	13.6%	11.3%	13.5%
Interest expense	0.1%	0.6%	0.2%	0.7%
Other (income)	(0.2)%	(0.3)%	(0.2)%	(0.3)%
Income before income taxes	9.2%	3.7%	8.3%	3.3%

Home Sales Gross Profit

Gross profit from home sales increased by 71%, to $278.8 million in the three months ended March 31, 2013, from $163.4 million in the comparable period of 2012. As a percentage of home sales revenues, gross profit increased 280 basis points, to 20.4%. Approximately 210 basis points of the increase in the home sales gross profit percentage resulted from reduced sales incentives and increases in the average selling price of our homes closed, partially offset by smaller increases in the average cost of our homes closed, reflecting improved market conditions from the prior year. Approximately 40 basis points of the increase was due to a decrease in the amortization of capitalized interest and property taxes as a percentage of home sales revenues, resulting from more closings occurring on recently acquired lots and a decrease in the average interest rate on our outstanding debt. The remaining 30 basis points of the increase was due to lower costs for warranty and construction defect claims as a percentage of home sales revenue.

Gross profit from home sales increased by 63%, to $509.3 million in the six months ended March 31, 2013, from $312.2 million in the comparable period of 2012. As a percentage of home sales revenues, gross profit increased 240 basis points, to 19.6%. The significant factors impacting home sales gross profit for the six months ended March 31, 2013 were similar to those discussed for the three-month period, with 180 basis points of the increase from the average selling price of our homes increasing by more than the average cost, 40 basis points from a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues and 20 basis points from lower costs for warranty and construction defect claims as a percentage of home sales revenue.

Land Sales and Other Revenue

Land sales and other revenues increased to $21.7 million and $31.5 million in the three and six months ended March 31, 2013, respectively, from $5.0 million and $6.3 million in the comparable periods of 2012. Fluctuations in revenues from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we may also sell residential lots or land parcels to manage our land and lot supply. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales fluctuate from period to period. As of March 31, 2013, we had $23.9 million of land held for sale that we expect to sell in the next twelve months.

Revenue from a single long-term construction project for which we serve as the general contractor is included in land sales and other revenues. Revenue from this project is recognized on a percentage-of-completion basis as the construction is completed. During the three and six months ended March 31, 2013, the revenue related to this project was $6.9 million and $15.2 million, respectively, and the gross profit was $1.3 million and $2.8 million, respectively.

Inventory Impairments and Land Option Cost Write-offs

At March 31, 2013, we performed our quarterly inventory impairment analyses by reviewing the performance and outlook for all of our land inventories and communities for indicators of potential impairment. Based on this review, we then performed impairment evaluations of communities with a combined carrying value of $181.0 million and determined that no communities were impaired. Accordingly, no impairment charges were recorded during the three months ended March 31, 2013. During the same period of 2012, we recorded impairment charges of $0.3 million to reduce the carrying value of impaired communities in our East and Southeast homebuilding reporting segments to their estimated fair value. There were no impairment charges recorded during the six months ended March 31, 2013, compared to $0.8 million recorded in the same period of 2012. The overall improvement of housing industry conditions and our increased profitability have significantly reduced the number of our communities and carrying value of inventories that had indicators of potential impairment during fiscal 2012 and the first half of fiscal 2013.

As we evaluate specific community pricing and incentives, construction and development plans and our overall land sale strategies, or if conditions in the broader economy, homebuilding industry or specific markets in which we operate worsen, we may be required to evaluate additional communities for potential impairment. These evaluations could result in impairment charges.

During the three months ended March 31, 2013 and 2012, we wrote off $1.8 million and $0.5 million, respectively, of earnest money deposits and land option costs related to land option contracts which are not expected to be acquired. During the six months ended March 31, 2013 and 2012, we wrote off $3.2 million and $1.4 million, respectively, of these deposits and costs. At March 31, 2013, outstanding earnest money deposits associated with our portfolio of land and lot option purchase contracts totaled $36.4 million.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased by 22% to $155.1 million and by 20% to $295.8 million in the three and six months ended March 31, 2013, respectively, from $127.5 million and $246.5 million in the same periods of 2012. As a percentage of homebuilding revenues, SG&A expense decreased 240 basis points to 11.2% and decreased 220 basis points to 11.3% in the three and six months ended March 31, 2013, respectively, from 13.6% and 13.5% in the comparable periods of 2012. These improvements in SG&A expenses as a percentage of revenues are due to increases in both the volume and the average selling prices of our homes closed, combined with our efforts to keep the growth in overhead expenses at a lower level than the growth in home closings volume.

The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 67% and 66% of SG&A costs in the three and six months ended March 31, 2013, respectively, and 63% in both periods of fiscal 2012. These costs increased by 28% to $103.2 million and by 24% to $194.7 million in the three and six months ended March 31, 2013, respectively, mainly due to an increase in our number of employees and an increase in the level of incentive compensation related to the significant increases in revenues, profitability and the price of our common stock in the current periods as compared to the prior year periods. Our homebuilding operations employed approximately 3,145 and 2,450 employees at March 31, 2013 and 2012, respectively.

Our homebuilding SG&A expense as a percentage of revenues can vary significantly between quarters, depending largely on the fluctuations in quarterly revenue, profit levels and our stock price. We attempt to adjust our SG&A infrastructure to support our expected volume of closings; however, we cannot make assurances that our actions will permit us to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

The most significant portion of our interest incurred is related to our homebuilding debt outstanding during the period. Comparing the three months ended March 31, 2013 with the same period of 2012, interest incurred related to homebuilding debt increased 49% to $42.0 million due to a 75% increase in our average homebuilding debt, primarily as a result of the issuance of senior notes in the past twelve months. Comparing the six months ended March 31, 2013 with the same period of 2012, interest incurred related to homebuilding debt increased 41% to $79.1 million, due to a 60% increase in our average homebuilding debt. Interest incurred increased by a lower percentage than the increase in our average homebuilding debt as a result of new debt issued at lower interest rates, which reduced our average interest rate from a year ago.

We capitalize interest to inventory during active development and construction. Our inventory under active development and construction was lower than our debt level during the periods; therefore, a portion of our interest incurred was expensed. We expensed $1.9 million and $5.1 million of homebuilding interest during the three and six months ended March 31, 2013, respectively, compared to $5.5 million and $12.5 million of interest in the same periods of 2012. The reduction in interest expensed in the current year periods is the result of an increase in our inventory under active development and construction. Interest amortized to cost of sales declined to 2.5% of total home and land/lot cost of sales in both the three and six months ended March 31, 2013, from 2.8% in the same periods of 2012 as a result of more home closings on recently acquired lots and a decrease in the average interest rate on our outstanding debt.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $3.2 million and $6.5 million in the three and six months ended March 31, 2013, respectively, compared to $3.2 million and $5.5 million in the same periods of 2012. Other income consists of interest income, rental income and various other types of income not directly associated with our core homebuilding activities.

Homebuilding Results by Reporting Region

	Three Months Ended March 31,
	2013			2012
	Homebuilding Revenues	Homebuilding Income Before Income Taxes (1)	% of Region Revenues	Homebuilding Revenues	Homebuilding Income (Loss) Before Income Taxes (1)	% of Region Revenues
	(In millions)
East	$153.8	$8.5	5.5%	$133.6	$3.6	2.7%
Midwest	92.8	9.9	10.7%	71.7	(1.0)	(1.4)%
Southeast	333.2	28.3	8.5%	213.2	8.7	4.1%
South Central	364.0	32.4	8.9%	259.8	13.0	5.0%
Southwest	79.0	7.1	9.0%	55.6	2.6	4.7%
West	367.6	41.2	11.2%	201.7	7.7	3.8%
	$1,390.4	$127.4	9.2%	$935.6	$34.6	3.7%

	Six Months Ended March 31,
	2013			2012
	Homebuilding Revenues	Homebuilding Income Before Income Taxes (1)	% of Region Revenues	Homebuilding Revenues	Homebuilding Income (Loss) Before Income Taxes (1)	% of Region Revenues
	(In millions)
East	$291.1	$15.5	5.3%	$252.4	$6.2	2.5%
Midwest	182.2	7.9	4.3%	129.4	(8.1)	(6.3)%
Southeast	624.7	47.7	7.6%	410.0	15.5	3.8%
South Central	674.6	57.6	8.5%	526.5	28.4	5.4%
Southwest	154.9	16.9	10.9%	109.6	4.7	4.3%
West	696.0	72.0	10.3%	393.3	13.0	3.3%
	$2,623.5	$217.6	8.3%	$1,821.2	$59.7	3.3%
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

East Region — Homebuilding revenues increased 15% in both the three and six months ended March 31, 2013, respectively, from the comparable periods of 2012, due to an increase in the average selling price and the number of homes closed in the majority of the region's markets. The largest increases in closings volume occurred in our South Carolina markets. The region reported pre-tax income of $8.5 million and $15.5 million in the three and six months ended March 31, 2013, respectively, compared to $3.6 million and $6.2 million for the same periods of 2012, primarily as a result of increases in revenues and gross profit. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased 290 and 250 basis points in the three and six months ended March 31, 2013, respectively, compared to the same periods of 2012. As a percentage of homebuilding revenues, SG&A expenses increased by 50 and 20 basis points in the three and six months ended March 31, 2013, respectively, compared to the prior year periods, due to an increase in employee compensation and related costs.

Midwest Region — Homebuilding revenues increased 29% and 41% in the three and six months ended March 31, 2013, respectively, from the comparable periods of 2012, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. The largest increases in closings volume occurred in our Colorado and Chicago markets. The region reported pre-tax income of $9.9 million and $7.9 million in the three and six months ended March 31, 2013, respectively, compared to pre-tax losses of $1.0 million and $8.1 million for the same periods of 2012, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 890 and 600 basis points in the three and six months ended March 31, 2013, respectively, compared to the same periods of 2012. The three and six months ended March 31, 2013 benefited from reimbursements received from subcontractors of $4.1 million and $4.9 million, respectively, related to legal claim settlements in our Denver market. As a percentage of homebuilding revenues, SG&A expenses decreased by 270 and 390 basis points in the three and six months ended March 31, 2013, respectively, compared to the prior year periods, due to the increase in revenues.

Southeast Region — Homebuilding revenues increased 56% and 52% in the three and six months ended March 31, 2013, respectively, from the comparable periods of 2012, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. The increase in home closings in our Atlanta, Jacksonville, Orlando and Southwest Florida markets contributed most to the overall increase in the region. The acquisition of Breland Homes in August 2012 contributed 163 and 327 homes closed and $33.3 million and $68.0 million in homebuilding revenues to the region's operating results in the three and six months ended March 31, 2013, respectively. The region reported pre-tax income of $28.3 million and $47.7 million in the three and six months ended March 31, 2013, respectively, compared to $8.7 million and $15.5 million for the same periods of 2012, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 320 and 290 basis points in the three and six months ended March 31, 2013, respectively, compared to the same periods of 2012. As a percentage of homebuilding revenues, SG&A expenses decreased by 90 and 80 basis points in the three and six months ended March 31, 2013, respectively, compared to the prior year periods, due to the increase in revenues.

South Central Region — Homebuilding revenues increased 40% and 28% in the three and six months ended March 31, 2013, respectively, from the comparable periods of 2012, due to an increase in the number of homes closed, as well as an increase in the average selling price in the majority of the region’s markets. The increase in home closings in our Dallas and Houston markets contributed most to the overall increase in the region. The region reported pre-tax income of $32.4 million and $57.6 million in the three and six months ended March 31, 2013, respectively, compared to $13.0 million and $28.4 million for the same periods of 2012, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 110 and 130 basis points in the three and six months ended March 31, 2013, respectively, compared to the same periods of 2012. As a percentage of homebuilding revenues, SG&A expenses decreased by 230 and 150 basis points in the three and six months ended March 31, 2013, respectively, compared to the prior year periods, due to the increase in revenues.

Southwest Region — Homebuilding revenues increased 42% and 41% in the three and six months ended March 31, 2013, respectively, from the comparable periods of 2012, primarily due to an increase in the number of homes closed in our Arizona markets. The region reported pre-tax income of $7.1 million and $16.9 million in the three and six months ended March 31, 2013, respectively, compared to $2.6 million and $4.7 million for the same periods of 2012, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 180 and 340 basis points in the three and six months ended March 31, 2013, respectively, compared to the same periods of 2012. As a percentage of homebuilding revenues, SG&A expenses decreased by 260 and 310 basis points in the three and six months ended March 31, 2013, respectively, compared to the prior year periods, due to the increase in revenues.

West Region — Homebuilding revenues increased 82% and 77% in the three and six months ended March 31, 2013, respectively, from the comparable periods of 2012, primarily due to an increase in the number of homes closed in the majority of the region's markets. The increase in home closings in our Las Vegas, Portland and Southern California markets contributed most to the overall increase in the region. The region reported pre-tax income of $41.2 million and $72.0 million in the three and six months ended March 31, 2013, respectively, compared to $7.7 million and $13.0 million for the same periods of 2012, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 230 and 170 basis points in the three and six months ended March 31, 2013, respectively, compared to the same periods of 2012. As a percentage of homebuilding revenues, SG&A expenses decreased by 560 and 520 basis points in the three and six months ended March 31, 2013, respectively, compared to the prior year periods, due to the large increase in revenues.

LAND AND LOT POSITION AND HOMES IN INVENTORY

Our inventory investment strategy includes entering into new lot option contracts to purchase finished lots in our operating markets, where possible, and attempting to renegotiate existing lot option contracts when necessary to reduce our lot costs or better match the scheduled lot purchases with new home demand in each community. We have also increased our investments in land acquisition, land development and housing inventory as market conditions have improved to meet housing demand and to expand our operations in desirable markets. We manage our inventory of owned finished lots and homes under construction relative to demand in each of our markets, including starting construction on unsold homes to capture new home demand, monitoring the number and aging of unsold homes and aggressively marketing our unsold, completed homes in inventory.

The following is a summary of our land and lot position and homes in inventory at March 31, 2013 and September 30, 2012:

	As of March 31, 2013				As of September 30, 2012
	Land/Lots Owned	Lots Controlled Under Land and Lot Option Purchase Contracts (1)	Total Land/Lots Owned and Controlled	Homes in Inventory	Land/Lots Owned	Lots Controlled Under Land and Lot Option Purchase Contracts (1)	Total Land/Lots Owned and Controlled	Homes in Inventory
East	14,500	6,200	20,700	1,800	11,600	7,100	18,700	1,500
Midwest	4,900	1,600	6,500	1,100	5,000	1,100	6,100	800
Southeast	32,100	19,100	51,200	4,800	24,900	20,500	45,400	3,400
South Central	39,500	18,200	57,700	4,900	25,700	22,300	48,000	4,200
Southwest	6,100	6,200	12,300	1,100	5,200	4,200	9,400	1,000
West	22,700	4,200	26,900	2,100	22,200	2,900	25,100	2,100
	119,800	55,500	175,300	15,800	94,600	58,100	152,700	13,000
	68%	32%	100%		62%	38%	100%
______________

(1)
Excludes approximately 3,500 and 5,200 lots at March 31, 2013 and September 30, 2012, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contracts have yet to be terminated. We have reserved the deposits related to these contracts.

At March 31, 2013, we owned or controlled approximately 175,300 lots, compared to approximately 152,700 lots at September 30, 2012. We increased our owned and controlled lot position during the six-month period in each of our regions as market conditions and housing demand improved, with the largest increases occurring in our South Central, Southeast and Southwest regions. Of the 175,300 total lots, we controlled approximately 55,500 lots with a total remaining purchase price of approximately $1.7 billion through land and lot option purchase contracts with a total of $36.4 million in earnest money deposits. At March 31, 2013, approximately 29,800 of our owned lots were fully developed and ready for home construction.

We had a total of approximately 15,800 homes in inventory, including approximately 1,200 model homes at March 31, 2013, compared to approximately 13,000 homes in inventory, including approximately 1,100 model homes at September 30, 2012. Of our total homes in inventory, approximately 7,600 and 6,400 were unsold at March 31, 2013 and September 30, 2012, respectively. At March 31, 2013, approximately 2,300 of our unsold homes were completed, of which approximately 400 homes had been completed for more than six months. At September 30, 2012, approximately 2,100 of our unsold homes were completed, of which approximately 400 homes had been completed for more than six months.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and six months ended March 31, 2013 and 2012:

	Three Months Ended March 31,			Six Months Ended March 31,
	2013	2012	% Change	2013	2012	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	3,253	2,532	28%	6,288	4,990	26%
Number of homes closed by D.R. Horton	5,643	4,240	33%	10,825	8,358	30%
DHI Mortgage capture rate	58%	60%		58%	60%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	3,266	2,542	28%	6,318	5,011	26%
Total number of loans originated or brokered by DHI Mortgage	3,789	3,095	22%	7,459	6,064	23%
Captive business percentage	86%	82%		85%	83%
Loans sold by DHI Mortgage to third parties	3,413	3,021	13%	7,272	6,046	20%

	Three Months Ended March 31,			Six Months Ended March 31,
	2013	2012	% Change	2013	2012	% Change
	(In millions)
Loan origination fees	$5.2	$4.4	18%	$10.3	$8.8	17%
Sale of servicing rights and gains from sale of mortgage loans	26.9	16.0	68%	54.8	27.8	97%
Recourse expense	(0.2)	(1.1)	(82)%	(0.6)	(2.7)	(78)%
Sale of servicing rights and gains from sale of mortgage loans, net	26.7	14.9	79%	54.2	25.1	116%
Other revenues	2.4	1.7	41%	4.8	3.3	45%
Reinsurance expense	(0.1)	(0.7)	(86)%	(0.2)	(1.2)	(83)%
Other revenues, net	2.3	1.0	130%	4.6	2.1	119%
Total mortgage operations revenues	34.2	20.3	68%	69.1	36.0	92%
Title policy premiums, net	7.0	5.3	32%	13.9	10.6	31%
Total revenues	41.2	25.6	61%	83.0	46.6	78%
General and administrative expense	28.0	19.6	43%	53.6	38.5	39%
Interest expense	1.1	0.8	38%	2.0	1.7	18%
Interest and other (income)	(2.6)	(2.5)	4%	(5.0)	(5.4)	(7)%
Income before income taxes	$14.7	$7.7	91%	$32.4	$11.8	175%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues (1)
	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Recourse and reinsurance expense	0.7%	6.6%	1.0%	7.7%
General and administrative expense	67.5%	71.5%	64.0%	76.2%
Interest expense	2.7%	2.9%	2.4%	3.4%
Interest and other (income)	(6.3)%	(9.1)%	(6.0)%	(10.7)%
Income before income taxes	35.4%	28.1%	38.7%	23.4%
______________

(1)	Excludes the effects of recourse and reinsurance charges on financial services revenues.

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three and six months ended March 31, 2013, total first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 28% and 26%, respectively, reflecting increases of 33% and 30% in the number of homes closed by our homebuilding operations. The percentage increases in loans originated were lower than the percentage increases in the number of homes closed due to slight decreases in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) to 58% in both the three and six months ended March 31, 2013, from 60%, in the comparable periods of 2012.

Home closings from our homebuilding operations constituted 86% and 85% of DHI Mortgage loan originations in the three and six months ended March 31, 2013, respectively, compared to 82% and 83% in the comparable periods of 2012. These rates reflect DHI Mortgage’s continued focus on the captive business provided by our homebuilding operations.

The number of loans sold increased by 13% and 20% in the three and six months ended March 31, 2013, respectively, from the comparable periods of 2012. Virtually all of the mortgage loans originated during the six months ended March 31, 2013 and mortgage loans held for sale on March 31, 2013 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae). Approximately 56% of the mortgage loans sold by DHI Mortgage during the six months ended March 31, 2013 were sold to one major financial institution that provided better pricing and execution than other available loan purchasers. On an ongoing basis, we seek to establish additional loan purchase arrangements with multiple institutions. If we are unable to sell mortgage loans to additional purchasers on attractive terms, our ability to originate and sell mortgage loans at competitive prices could be limited, which would negatively affect profitability.

Financial Services Revenues and Expenses

Revenues from the financial services segment increased 61% and 78%, to $41.2 million and $83.0 million in the three and six months ended March 31, 2013, respectively, from $25.6 million and $46.6 million in the comparable periods of 2012. The volume of loans sold increased 13% and 20% in the three and six months ended March 31, 2013, respectively, while revenues from the sale of servicing rights and gains from sale of mortgages increased 68% and 97% during the same periods. Loan sale revenue increased at a higher rate than loan sale volume primarily due to a more competitive marketplace, resulting in an improved execution in the secondary market, as well as an increase in the average loan amount due to an increase in the sales prices of homes closed by our homebuilding operations. Loan origination fees increased 18% and 17% in the three and six months ended March 31, 2013, respectively, compared to increases in the number of loans originated of 22% and 23% during the same periods. The slightly lower percentage increases in loan origination fees were generally offset by improved loan sale execution.

Charges related to recourse obligations were $0.2 million and $0.6 million in the three and six months ended March 31, 2013, respectively, compared to $1.1 million and $2.7 million in the same periods of 2012. Our loss reserve for loan recourse obligations is estimated based upon an analysis of loan repurchase requests received, our actual repurchases and losses through the disposition of such loans or requests, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional recourse expense may be incurred.

Financial services general and administrative (G&A) expense increased 43% and 39%, to $28.0 million and $53.6 million in the three and six months ended March 31, 2013, respectively, from the comparable periods of 2012. As a percentage of financial services revenues (excluding the effects of recourse and reinsurance expense), G&A expense was 67.5% and 64.0% in the three and six months ended March 31, 2013, respectively, decreasing from 71.5% and 76.2% in the comparable periods of 2012, primarily due to the increase in revenues. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur as some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three and six months ended March 31, 2013 was $142.1 million and $250.0 million, respectively, compared to $42.3 million and $71.5 million for the same periods of 2012. The difference in our operating results for the current year periods compared to a year ago is primarily due to higher revenues from increased home closings and sales of mortgage loans and higher profit margins in both our homebuilding and financial services businesses.

Income Taxes

Our income tax expense for the three and six months ended March 31, 2013 was $31.1 million and $72.7 million, respectively, compared to $1.7 million and $3.2 million in the same periods of fiscal 2012. The difference between the effective tax rates and the federal statutory rate of 35% during the 2013 periods is primarily due to the $18.7 million reduction in the valuation allowance on our deferred tax assets as described below. We did not have meaningful effective tax rates for the 2012 periods because of the valuation allowance on our deferred tax assets and related activity during those periods.

At March 31, 2013 and September 30, 2012, we had deferred tax assets, net of deferred tax liabilities, of $703.2 million and $751.4 million, respectively, offset by valuation allowances of $23.2 million and $41.9 million, respectively. At September 30, 2012, we needed to generate approximately $1.3 billion of pre-tax income in fiscal 2013 and in future periods before our federal net operating loss (NOL) carryforwards expire to realize our federal deferred tax assets. At September 30, 2012, we had federal NOL carryforwards of $310.5 million that expire in fiscal 2030 and 2031.

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

At September 30, 2012, we had tax benefits for state net operating loss carryforwards of $85.2 million that expire at various times depending on the tax jurisdiction from fiscal 2013 to fiscal 2031. We had a valuation allowance of $41.9 million related to our state deferred tax assets at September 30, 2012 because we concluded it was more likely than not that a portion of our state net operating losses would not be realized due to the more limited carryforward periods that exist in certain states.

We continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our tax benefits for state net operating loss carryforwards. At March 31, 2013, after considering the impact of significantly improving profits from operations, we concluded that it was more likely than not that we would realize more of our state deferred tax assets on net operating losses before they expire than previously anticipated. We based this conclusion on additional positive evidence related to the actual pre-tax profits achieved during the six months ended March 31, 2013 and higher levels of forecasted profitability for the remainder of fiscal 2013 and in future years. We expect these increased profits to result in a greater realization of our state net operating loss carryforwards before they expire than previously estimated. Accordingly, at March 31, 2013, we reduced the valuation allowance on our state deferred tax assets by $18.7 million to a balance of $23.2 million. We estimated the remaining amount of the valuation allowance based on an analysis of the amount of our net operating loss carryforwards associated with each state in which we conduct business, as compared to our expected level of taxable income under existing apportionment or recognition rules in each state and the carryforward periods allowed in each state's tax code. Because this reduction of the valuation allowance has been recognized in an interim period, a portion of the valuation allowance to be reversed is allocated to the remaining interim periods. Therefore, we expect approximately $4.0 million of the remaining $23.2 million valuation allowance to reverse in the third and fourth quarters of fiscal 2013. Approximately $13.0 million of the valuation allowance is attributable to state net operating loss carryforwards that will expire at the end of fiscal 2013, at which time the related unrealized deferred tax asset and valuation allowances will be written off.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could result in changes in our estimates of the valuations of our deferred tax assets and related valuation allowances, and could also have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

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

CAPITAL RESOURCES AND LIQUIDITY

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to homebuilding market conditions. In response to the improved market conditions and increased demand for our homes, we have increased our investments in homes, finished lots, land and land development to expand our operations and grow our profitability during fiscal 2012 and the first half of fiscal 2013. We intend to maintain adequate liquidity and balance sheet strength, and we regularly evaluate opportunities to access the capital markets.

At March 31, 2013, our ratio of homebuilding debt to total capital was 44.7%, compared to 37.1% at March 31, 2012 and 39.1% at September 30, 2012. The increase in our ratio of homebuilding debt to total capital reflects the issuance of $1.4 billion of senior notes in the past twelve months, partially offset by an increase in equity from net income earned over the same period. Our ratio of net homebuilding debt to total capital (homebuilding notes payable net of cash and marketable securities divided by homebuilding notes payable net of cash and marketable securities plus total equity) was 33.7% at March 31, 2013, compared to 18.9% at March 31, 2012 and 21.4% at September 30, 2012, which reflects the investment of our cash into homebuilding inventories. We intend to maintain our ratio of net homebuilding debt to total capital within or below a range of 40% to 45%. Therefore, future net homebuilding debt to total capital ratios may be higher than current levels.

We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. Because of their capital function, we include our homebuilding cash and marketable securities as a reduction of our homebuilding debt and total capital. We exclude the debt of our financial services business because it is separately capitalized, and its obligation under its repurchase agreement is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities.

We believe that our existing cash resources, our revolving credit facility and our mortgage repurchase facility provide sufficient liquidity to fund our near-term working capital needs and debt obligations, including the maturity of our 6.875% senior notes in May 2013. We regularly assess our projected capital requirements to fund future growth in our business, repay our future debt obligations, and support our other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. We have an automatically effective universal shelf registration statement, filed with the Securities and Exchange Commission (SEC) in September 2012, registering debt and equity securities which we may issue from time to time in amounts to be determined. As market conditions permit, we may issue new debt or equity securities through the public capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity.

Homebuilding Capital Resources

Cash and Cash Equivalents — At March 31, 2013, our homebuilding cash and cash equivalents were $1.1 billion.

Bank Credit Facility — We have a five-year, $600 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit. Letters of credit issued under the facility reduce available borrowing capacity and may total no more than $300 million in the aggregate. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or LIBOR plus an applicable margin, as defined in the credit agreement governing the facility. At March 31, 2013, there were no borrowings outstanding and $41.2 million of letters of credit issued under the revolving credit facility.

Our revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to our lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At March 31, 2013, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

Secured Letter of Credit Agreements — We have secured letter of credit agreements which require us to deposit cash, in an amount approximating the balance of letters of credit issued, as collateral with the issuing banks. The amount of cash restricted for letters of credit issued under these agreements totaled $7.7 million and $46.2 million at March 31, 2013 and September 30, 2012, respectively. These amounts are included in homebuilding restricted cash on our consolidated balance sheets.

Public Unsecured Debt — In February 2013, we issued $400 million principal amount of 3.625% senior notes due February 15, 2018 and $300 million principal amount of 4.75% senior notes due February 15, 2023, with interest payable semi-annually. The annual effective interest rate of the $400 million senior notes and the $300 million senior notes, after giving effect to the amortization of financing costs is 3.8% and 4.9%, respectively. The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At March 31, 2013, we were in compliance with all of the limitations and restrictions that form a part of the public debt obligations.

Debt and Equity Repurchase Authorizations — Effective August 1, 2012, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2013. The full amount of each of these authorizations was remaining at March 31, 2013.

Financial Services Capital Resources

Cash and Cash Equivalents — At March 31, 2013, our financial services cash and cash equivalents were $22.8 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. In March 2013, the mortgage repurchase facility was renewed and amended, and new commitments from banks were obtained which increased the total capacity of the facility from $180 million to $300 million. The facility's capacity can be increased to $400 million subject to the availability of additional commitments. The maturity date of the facility is now February 28, 2014.

As of March 31, 2013, $373.3 million of mortgage loans held for sale with a collateral value of $347.9 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $102.1 million, DHI Mortgage had an obligation of $245.8 million outstanding under the mortgage repurchase facility at March 31, 2013 at a 2.8% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At March 31, 2013, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the six months ended March 31, 2013, we used $840.3 million of cash in our operating activities, compared to $79.4 million in the prior year period. This use of cash compared to the prior period reflects our significant inventory investments during the current year period as we responded to improved market conditions and increased housing demand by expanding our operations in desirable markets. We used $433.5 million of cash to increase our construction in progress and finished home inventory during the period in anticipation of a seasonal increase in demand in the spring. We also used $717.1 million of cash during the six months ended March 31, 2013 to increase our residential land and lot inventory through purchases of land and finished lots and increased land development activity.

Investing Cash Flow Activities

In the six months ended March 31, 2013, net cash provided by investing activities was $238.0 million, compared to $5.6 million used in investing activities in the prior year period. During the current year period, proceeds from the sale or maturity of securities, net of purchases, totaled $296.5 million, which reflects the sale of all remaining marketable securities in January 2013. Also, during the current year period, we paid $18.6 million to purchase defaulted debt securities collateralized by one residential real estate parcel, and we paid $9.4 million to complete our purchase of the homebuilding operations of Breland Homes, acquired in August 2012. Additionally, in the six months ended March 31, 2013 and 2012, we used $25.3 million and $5.5 million, respectively, to purchase property and equipment, including model home furniture, office and technology equipment and office buildings to support our operations.

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

During the six months ended March 31, 2013, net cash provided by financing activities was $705.1 million, consisting primarily of note proceeds, partially offset by repayments of notes payable and payments of cash dividends. Proceeds from notes payable of $918.0 million included our issuance of a total of $700 million principal amount of senior notes, draws of $165.0 million on the revolving credit facility and borrowings of $57.9 million under our mortgage repurchase facility. Note repayments of $170.4 million included our repayment of the $165.0 million drawn on the revolving credit facility. During the six months ended March 31, 2012, financing activities provided $32.2 million of cash, primarily from our borrowing of $47.3 million under our mortgage repurchase facility, partially offset by repayments of notes payable and payments of cash dividends.

During the six months ended March 31, 2013, our Board of Directors approved total cash dividends of $0.1875 per common share, which included a cash dividend of $0.0375 per share, which was paid on December 17, 2012 and a cash dividend of $0.15 per share, which was paid on December 21, 2012. The cash dividend of $0.15 per share was in lieu of and accelerated the payment of all quarterly dividends that would have otherwise been paid in calendar year 2013. Cash dividends of $0.0375 per share were declared and paid in each quarter of fiscal 2012. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions.

In accordance with the indenture governing our 2% convertible senior notes due 2014, when cash dividends are paid in excess of $0.0375 per share in any fiscal quarter, the conversion rate related to these notes increases. As a result of the cash dividend of $0.15 per share which was paid on December 21, 2012, the conversion rate of the 2% convertible senior notes increased from 76.5697 to 77.18004 shares of our common stock per $1,000 principal amount of senior notes. The new conversion rate is equivalent to a conversion price of approximately $12.96 per share of common stock, compared to the initial conversion price of $13.06 per share. If all of the 2% convertible senior notes due 2014 were converted into our common stock, we would issue 38.6 million shares of common stock as a result of the conversion.

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

At March 31, 2013, our homebuilding operations had outstanding letters of credit of $48.8 million, all of which were cash collateralized, and surety bonds of $656.6 million, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Within the land and lot option purchase contracts at March 31, 2013, there were a limited number of contracts, representing $21.6 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Further discussion of our land option contracts is provided in the “Land and Lot Position and Homes in Inventory” section included herein.

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

As disclosed in our critical accounting policies in our Form 10-K, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims, and the majority of our total construction defect reserves consist of the estimated exposure to future claims on previously closed homes. As of September 30, 2012, we had reserves for approximately 170 pending construction defect claims, and no individual existing claim was material to our financial statements. As of March 31, 2013, we have reserves for approximately 155 pending construction defect claims, and no individual existing claim is material to our financial statements. During the six months ended March 31, 2013, we established reserves for approximately 25 new construction defect claims and resolved 40 construction defect claims for a total cost of $19.6 million.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in financial services revenues on the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in financial services revenues on the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans and the fair value change, which for the three and six months ended March 31, 2013 and 2012 was not significant, is recognized in current earnings. At March 31, 2013, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $507.0 million. Uncommitted IRLCs totaled a notional amount of approximately $316.5 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $223.5 million at March 31, 2013.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2013. The interest rate for our variable rate debt represents the weighted average interest rate of our mortgage repurchase facility at March 31, 2013. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Six Months Ending September 30, 2013	Fiscal Year Ending September 30,							Fair Value at March 31, 2013
		2014	2015	2016	2017	2018	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$181.9	$783.8	$157.7	$542.9	$350.0	$400.0	$650.0	$3,066.3	$3,606.1
Average interest rate	7.1%	8.3%	5.4%	6.4%	5.0%	3.8%	4.7%	6.0%
Variable rate	$245.8	$—	$—	$—	$—	$—	$—	$245.8	$245.8
Average interest rate	2.8%	—%	—%	—%	—%	—%	—%	2.8%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2013 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
4.1
Third Supplemental Indenture, dated as of February 5, 2013, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee, relating to the 3.625% Senior Notes Due 2018 issued by the Company. (3)

4.2
Fourth Supplemental Indenture, dated as of February 5, 2013, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee, relating to the 4.750% Senior Notes Due 2023 issued by the Company. (4)

	4.3	Fifth Supplemental Indenture, dated as of February 5, 2013, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee. (5)
	4.4	Thirty-First Supplemental Indenture, dated as of February 5, 2013, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee. (6)
10.1
Amended and Restated Master Repurchase Agreement, dated March 1, 2013, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as a Buyer, Administrative Agent and Syndication Agent, and all other buyers. (7)

10.2
Amended and Restated Custody Agreement, dated March 1, 2013, by and between DHI Mortgage Company, Ltd. and U.S. Bank National Association, as Administrative Agent and representative of certain buyers. (8)

	10.3	Form of Restricted Stock Unit Agreement (Outside Director) pursuant to the Company's 2006 Stock Incentive Plan, as amended and restated. (9)
	12.1	Statement of Computation of Ratio of Earnings to Fixed Charges. (*)
	31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)
	31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)
	32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company's Chief Executive Officer. (*)
	32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company's Chief Financial Officer. (*)
101
The following financial statements from D.R. Horton, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on April 26, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith.

(1)	Incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 30, 2009, filed with the SEC on August 5, 2009.

(3)	Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 5, 2013, filed with the SEC on February 8, 2013.

(4)	Incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 5, 2013, filed with the SEC on February 8, 2013.

(5)	Incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K dated February 5, 2013, filed with the SEC on February 8, 2013.

(6)	Incorporated by reference from Exhibit 4.4 to the Company's Current Report on Form 8-K dated February 5, 2013, filed with the SEC on February 8, 2013.

(7)	Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K/A dated March 1, 2013, filed with the SEC on March 8, 2013.

(8)	Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 1, 2013, filed with the SEC on March 4, 2013.

(9)	Incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed with the SEC on January 29, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date:	April 26, 2013	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)