Form 10-Q
period 2013-06-30
HORTON D R INC /DE/
filed 2013-07-25
CIK 882184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
Common stock, $.01 par value – 322,837,818 shares as of July 22, 2013

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	September 30, 2012
	(In millions) (Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$607.8	$1,030.4
Marketable securities, available-for-sale	—	298.0
Restricted cash	68.6	49.3
Inventories:
Construction in progress and finished homes	2,374.8	1,682.7
Residential land and lots — developed and under development	3,032.7	1,838.4
Land held for development	504.0	644.1
	5,911.5	4,165.2
Income taxes receivable	—	14.4
Deferred income taxes, net of valuation allowance of $22.6 million and $41.9 million at June 30, 2013 and September 30, 2012, respectively	638.0	709.5
Property and equipment, net	96.1	72.6
Other assets	473.5	456.8
Goodwill	38.9	38.9
	7,834.4	6,835.1
Financial Services:
Cash and cash equivalents	30.2	17.3
Mortgage loans held for sale	358.2	345.3
Other assets	64.2	50.5
	452.6	413.1
Total assets	$8,287.0	$7,248.2
LIABILITIES
Homebuilding:
Accounts payable	$311.1	$216.2
Accrued expenses and other liabilities	938.6	893.8
Notes payable	2,863.9	2,305.3
	4,113.6	3,415.3
Financial Services:
Accounts payable and other liabilities	46.2	50.4
Mortgage repurchase facility	219.7	187.8
	265.9	238.2
Total liabilities	4,379.5	3,653.5
Commitments and contingencies (Note L)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 330,000,731 shares issued and 322,800,660 shares outstanding at June 30, 2013 and 328,092,047 shares issued and 320,891,976 shares outstanding at September 30, 2012	3.3	3.3
Additional paid-in capital	2,027.7	1,979.8
Retained earnings	2,006.1	1,743.1
Treasury stock, 7,200,071 shares at June 30, 2013 and September 30, 2012, at cost	(134.3)	(134.3)
Accumulated other comprehensive income	1.9	0.2
Total stockholders’ equity	3,904.7	3,592.1
Noncontrolling interests	2.8	2.6
Total equity	3,907.5	3,594.7
Total liabilities and equity	$8,287.0	$7,248.2
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(In millions, except per share data) (Unaudited)
Homebuilding:
Revenues:
Home sales	$1,630.8	$1,115.2	$4,222.8	$2,930.1
Land/lot sales and other	13.7	1.0	45.3	7.3
	1,644.5	1,116.2	4,268.1	2,937.4
Cost of sales:
Home sales	1,281.5	914.6	3,364.2	2,417.3
Land/lot sales and other	13.1	0.8	38.8	4.0
Inventory and land option charges	0.8	2.5	4.0	4.7
	1,295.4	917.9	3,407.0	2,426.0
Gross profit:
Home sales	349.3	200.6	858.6	512.8
Land/lot sales and other	0.6	0.2	6.5	3.3
Inventory and land option charges	(0.8)	(2.5)	(4.0)	(4.7)
	349.1	198.3	861.1	511.4
Selling, general and administrative expense	167.5	136.4	463.3	382.9
Interest expense	—	6.2	5.1	18.7
Other (income)	(3.8)	(2.6)	(10.3)	(8.2)
	185.4	58.3	403.0	118.0
Financial Services:
Revenues, net of recourse and reinsurance expense	48.3	33.8	131.3	80.4
General and administrative expense	31.3	21.5	84.9	59.9
Interest and other (income) expense	(2.7)	(1.6)	(5.7)	(5.2)
	19.7	13.9	52.1	25.7
Income before income taxes	205.1	72.2	455.1	143.7
Income tax expense (benefit)	59.1	(715.6)	131.9	(712.5)
Net income	$146.0	$787.8	$323.2	$856.2
Other comprehensive income (loss), net of income tax:
Unrealized loss related to available-for-sale securities	—	(0.1)	(0.2)	(0.1)
Unrealized gain related to debt securities collateralized by residential real estate	1.9	—	1.9	—
Comprehensive income	$147.9	$787.7	$324.9	$856.1
Basic net income per common share	$0.45	$2.47	$1.00	$2.70
Net income per common share assuming dilution	$0.42	$2.22	$0.93	$2.47
Cash dividends declared per common share	$—	$0.0375	$0.1875	$0.1125

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2013	2012
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$323.2	$856.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16.0	14.4
Amortization of discounts and fees	29.7	29.9
Stock based compensation expense	13.1	14.3
Deferred income taxes	79.5	(716.7)
Gain on early retirement of debt, net	—	(0.1)
Gain on sale of marketable securities	(0.2)	(0.2)
Inventory and land option charges	4.0	4.7
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(692.1)	(204.8)
Increase in residential land and lots – developed, under development, and held for development	(1,046.5)	(207.7)
Increase in other assets	(7.1)	(5.4)
Decrease (increase) in income taxes receivable	14.4	(0.5)
Increase in mortgage loans held for sale	(12.9)	(1.0)
Increase in accounts payable, accrued expenses and other liabilities	142.6	42.9
Net cash used in operating activities	(1,136.3)	(174.0)
INVESTING ACTIVITIES
Purchases of property and equipment	(40.6)	(23.8)
Purchases of marketable securities	(28.9)	(188.7)
Proceeds from the sale or maturity of marketable securities	325.4	196.8
(Increase) decrease in restricted cash	(19.3)	7.6
Net principal increase of other mortgage loans and real estate owned	(1.0)	(3.2)
Purchases of debt securities collateralized by residential real estate	(18.6)	—
Principal payments received on debt securities collateralized by residential real estate	1.4	—
Payment related to acquisition of a business	(9.4)	—
Net cash provided by (used in) investing activities	209.0	(11.3)
FINANCING ACTIVITIES
Proceeds from notes payable	892.0	377.6
Repayment of notes payable	(342.1)	(14.5)
Proceeds from stock associated with certain employee benefit plans	27.9	30.3
Cash dividends paid	(60.2)	(35.8)
Net cash provided by financing activities	517.6	357.6
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(409.7)	172.3
Cash and cash equivalents at beginning of period	1,047.7	732.6
Cash and cash equivalents at end of period	$638.0	$904.9
Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$11.4	$4.1
Stock issued under employee incentive plans	$3.9	$3.1

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

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

Reclassifications

The statements of cash flows for the nine months ended June 30, 2012, including the cash flows for the Non-Guarantor Subsidiaries as reflected in Note O, have been corrected to reflect a $3.2 million use of cash previously reflected in operating activities to cash used in investing activities related to the net principal increase of other mortgage loans and real estate owned. The Company has determined that the impact to prior period financial statements is not material. As other prior period financial information is presented, the Company will similarly revise the statements of cash flows in its future filings.

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013 or subsequent periods.

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

Option purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under option. There were no variable interest entities reported in the consolidated balance sheets at June 30, 2013 and September 30, 2012 because the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance. The maximum exposure to loss related to the Company’s variable interest entities is limited to the amounts of the Company’s related option deposits. At June 30, 2013 and September 30, 2012, the amount of option deposits related to these contracts totaled $34.1 million and $32.0 million, respectively, and are included in homebuilding other assets on the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

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

NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is engaged in the acquisition and development of land and the construction and sale of residential homes on the land, with operations in 78 markets in 27 states across the United States. The Company designs, builds and sells single-family detached homes on lots it develops and on finished lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums. Periodically, the Company sells land and lots to other developers and homebuilders where it has excess land and lot positions. The homebuilding segments generate most of their revenues from the sale of completed homes, and to a lesser extent from the sale of land and lots.

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

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia
Midwest:	Colorado, Illinois, Indiana and Minnesota
Southeast:	Alabama, Florida, Georgia, Mississippi and Tennessee
South Central:	Louisiana, New Mexico (Las Cruces only), Oklahoma and Texas
Southwest:	Arizona and New Mexico
West:	California, Hawaii, Nevada, Oregon, Utah and Washington

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2012. Financial information relating to the Company's reporting segments is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Revenues
Homebuilding revenues:
East	$163.3	$140.6	$454.4	$393.0
Midwest	147.6	88.5	329.9	217.9
Southeast	425.6	241.4	1,050.3	651.5
South Central	414.5	306.7	1,089.1	833.2
Southwest	86.1	71.3	241.0	180.9
West	407.4	267.7	1,103.4	660.9
Total homebuilding revenues	1,644.5	1,116.2	4,268.1	2,937.4
Financial services revenues	48.3	33.8	131.3	80.4
Consolidated revenues	$1,692.8	$1,150.0	$4,399.4	$3,017.8
Income (Loss) Before Income Taxes (1)
Homebuilding income (loss) before income taxes:
East	$11.4	$3.0	$26.9	$9.2
Midwest	15.6	0.7	23.5	(7.4)
Southeast	48.5	11.4	96.1	26.9
South Central	44.7	23.7	102.4	52.1
Southwest	7.7	4.9	24.6	9.6
West	57.5	14.6	129.5	27.6
Total homebuilding income before income taxes	185.4	58.3	403.0	118.0
Financial services income before income taxes	19.7	13.9	52.1	25.7
Consolidated income before income taxes	$205.1	$72.2	$455.1	$143.7

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

	June 30, 2013	September 30, 2012
	(In millions)
Homebuilding Inventories (1)
East	$732.6	$572.7
Midwest	396.8	318.1
Southeast	1,404.1	905.0
South Central	1,364.6	935.2
Southwest	249.9	188.6
West	1,624.5	1,151.3
Corporate and unallocated (2)	139.0	94.3
Total homebuilding inventory	$5,911.5	$4,165.2

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision maker.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

NOTE C – MARKETABLE SECURITIES

During the past few years, the Company invested a portion of its cash on hand by purchasing marketable securities with maturities in excess of three months. During the nine months ended June 30, 2013, all of the Company's marketable securities either matured or were sold, with total proceeds of $325.4 million and a minimal gain.

NOTE D – INVENTORY

At June 30, 2013, the Company reviewed the performance and outlook for all of its land inventory and communities for indicators of potential impairment and performed impairment evaluations and analyses when necessary. The Company performed impairment evaluations of communities with a combined carrying value of $177.1 million and determined that no communities were impaired. Accordingly, no impairment charges were recorded during the three months ended June 30, 2013. During the same period of 2012, the Company recorded impairment charges of $1.9 million. There were no impairment charges recorded during the nine months ended June 30, 2013, compared to $2.6 million recorded in the same period of 2012.

During the three months ended June 30, 2013 and 2012, the Company wrote off $0.8 million and $0.6 million, respectively, of earnest money deposits and land option costs related to land option contracts which are not expected to be acquired. During the nine months ended June 30, 2013 and 2012, the Company wrote off $4.0 million and $2.1 million, respectively, of these deposits and costs.

At June 30, 2013 and September 30, 2012, the Company had $22.0 million and $32.6 million, respectively, of inventories that met the criteria of land held for sale.

NOTE E – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	June 30, 2013	September 30, 2012
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2017	$—	$—
6.875% senior notes due 2013	—	171.7
6.125% senior notes due 2014, net	145.7	145.5
2% convertible senior notes due 2014, net	470.5	447.0
5.625% senior notes due 2014, net	137.7	137.6
5.25% senior notes due 2015, net	157.5	157.4
5.625% senior notes due 2016, net	169.7	169.6
6.5% senior notes due 2016, net	372.5	372.4
4.75% senior notes due 2017	350.0	350.0
3.625% senior notes due 2018	400.0	—
4.375% senior notes due 2022	350.0	350.0
4.75% senior notes due 2023	300.0	—
Other secured	10.3	4.1
	$2,863.9	$2,305.3
Financial Services:
Mortgage repurchase facility, maturing 2014	$219.7	$187.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

Homebuilding:

The Company has a $600 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit. Letters of credit issued under the facility reduce available borrowing capacity and may total no more than $300 million in the aggregate. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or LIBOR plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2017. At June 30, 2013, there were no borrowings outstanding and $51.2 million of letters of credit issued under the revolving credit facility. The Company expects to obtain additional commitments from certain of the existing banks in the revolving credit facility to increase the committed capacity of the facility, amend the facility to extend its maturity date by one year and reduce the applicable interest rate margin.

The Company's revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable leverage ratio and a borrowing base restriction if the Company's leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility and the indentures governing the senior notes impose restrictions on the creation of secured debt and liens. At June 30, 2013, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and public debt obligations.

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

On May 1, 2013, the Company repaid the remaining $171.7 million principal amount of its 6.875% senior notes which were due on that date.

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

Effective August 1, 2012, the Board of Directors authorized the repurchase of up to $500 million of the Company's debt securities effective through July 31, 2013. All of the $500 million authorization was remaining at June 30, 2013. On July 24, 2013, the Board of Directors authorized the repurchase of up to $500 million of the Company's debt securities, which replaced the previous authorization and is effective through July 31, 2014.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. In March 2013, the mortgage repurchase facility was renewed and amended, and new commitments from banks were obtained which increased the total capacity of the facility from $180 million to $300 million. The facility's capacity can be increased to $400 million subject to the availability of additional commitments. The maturity date of the facility is February 28, 2014.

As of June 30, 2013, $331.0 million of mortgage loans held for sale with a collateral value of $311.4 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $91.7 million, DHI Mortgage had an obligation of $219.7 million outstanding under the mortgage repurchase facility at June 30, 2013 at a 2.8% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At June 30, 2013, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

NOTE F – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. In recent years, the Company’s active inventory has been lower than its debt level and therefore, a portion of the interest incurred was reflected as interest expense. However, during the current quarter, the Company's active inventory exceeded its debt level and therefore, all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized, expensed as interest expense and charged to cost of sales during the three and nine months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Capitalized interest, beginning of period	$103.8	$81.1	$82.3	$79.2
Interest incurred (1)	44.4	31.8	125.5	89.6
Interest expensed:
Directly to interest expense	—	(6.9)	(7.1)	(21.1)
Amortized to cost of sales	(28.6)	(24.8)	(81.1)	(66.5)
Capitalized interest, end of period	$119.6	$81.2	$119.6	$81.2

(1)
Interest incurred includes interest incurred on the Company's financial services mortgage repurchase facility of $1.4 million and $3.4 million in the three and nine months ended June 30, 2013, respectively, and $0.6 million and $2.4 million in the same periods of 2012.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

NOTE G – MORTGAGE LOANS

Mortgage Loans Held for Sale
Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At June 30, 2013, mortgage loans held for sale had an aggregate fair value of $358.2 million and an aggregate outstanding principal balance of $357.0 million. At September 30, 2012, mortgage loans held for sale had an aggregate fair value of $345.3 million and an aggregate outstanding principal balance of $332.9 million. The Company had net gains on sales of loans and servicing rights of $32.3 million and $86.5 million during the three and nine months ended June 30, 2013, respectively, compared to $20.7 million and $45.8 million in the same periods of 2012. Net gains on sales of loans and servicing rights are included in financial services revenues on the consolidated statements of operations. Approximately 48% of the mortgage loans sold by DHI Mortgage during the nine months ended June 30, 2013 were sold to one major financial institution.

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

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale and the net fair value change, which for the three and nine months ended June 30, 2013 and 2012 was not significant, and is recognized in financial services revenues on the consolidated statements of operations. As of June 30, 2013, the Company had a notional amount of $199.2 million in mortgage loans held for sale not committed to third-party purchasers and the notional amounts of the hedging instruments related to those loans totaled $198.0 million.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions which include industry-standard representations and warranties, primarily involving the absence of misrepresentations by the borrower or other parties, insurability if applicable and, depending on the agreement, may include requiring a minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. Other mortgage loans generally consist of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and some become real estate owned through the foreclosure process. At June 30, 2013 and September 30, 2012, the Company’s total other mortgage loans and real estate owned, before loss reserves, were as follows:

	June 30, 2013	September 30, 2012
	(In millions)
Other mortgage loans	$35.8	$38.1
Real estate owned	0.6	1.3
	$36.4	$39.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. The loss reserve for loan recourse obligations is estimated based on an analysis of loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests, discussions with mortgage purchasers and analysis of mortgages originated. The reserve balances at June 30, 2013 and September 30, 2012 were as follows:

	June 30, 2013	September 30, 2012
	(In millions)
Loss reserves related to:
Other mortgage loans	$4.2	$5.0
Real estate owned	—	0.4
Loan repurchase and settlement obligations – known and expected	26.1	25.5
	$30.3	$30.9

Other mortgage loans and real estate owned and the related loss reserves are included in financial services other assets, while loan repurchase obligations are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets.

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At June 30, 2013, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $402.8 million.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in financial services revenues on the consolidated statements of operations. As of June 30, 2013, the Company had a notional amount of approximately $25.0 million of best-efforts whole loan delivery commitments and a notional amount of $338.0 million of hedging instruments related to IRLCs not yet committed to purchasers.

NOTE H – INCOME TAXES

The Company’s income tax expense for the three and nine months ended June 30, 2013 was $59.1 million and $131.9 million, respectively, compared to an income tax benefit of $715.6 million and $712.5 million in the same periods of fiscal 2012. The difference between the effective tax rate for the three months ended June 30, 2013 and the federal statutory rate of 35% is primarily due to a reduction of $9.3 million in the Company's unrecognized tax benefits. The reduction was due to the expiration of the statute of limitations for assessment of additional tax for certain years. The differences between the effective tax rates during the three months ended June 30, 2012 and both nine-month periods ended June 30, 2013 and 2012 and the federal statutory rate of 35% are primarily due to reductions in the Company's valuation allowance on its deferred tax assets as described below.

At June 30, 2013 and September 30, 2012, the Company had deferred tax assets, net of deferred tax liabilities, of $660.6 million and $751.4 million, respectively, offset by valuation allowances of $22.6 million and $41.9 million, respectively. At September 30, 2012, the Company needed to generate approximately $1.3 billion of pre-tax income in fiscal 2013 and in future periods before its federal net operating loss (NOL) carryforwards expire to realize its federal deferred tax assets. At September 30, 2012, the Company had federal NOL carryforwards of $310.5 million that expire in fiscal 2030 and 2031.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

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

Based on its evaluation of the positive and negative evidence described above at June 30, 2012, the Company concluded that the positive evidence outweighed the negative evidence and that it was more likely than not that all of the Company's federal deferred tax assets would be realized. Therefore, there is no remaining valuation allowance related to the Company's federal deferred tax assets at June 30, 2013 and September 30, 2012.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

Each quarter, the Company evaluates both the positive and negative evidence in determining the need for a valuation allowance with respect to its tax benefits for state net operating loss carryforwards. At March 31, 2013, after considering the impact of significantly improving profits from operations, the Company concluded it was more likely than not that it would realize more of its state deferred tax assets on net operating losses before they expire than previously anticipated. The Company based this conclusion on additional positive evidence related to the actual pre-tax profits achieved during the six months ended March 31, 2013 and higher levels of forecasted profitability for the remainder of fiscal 2013 and in future years. The Company expects these increased profits to result in a greater realization of its state net operating loss carryforwards before they expire than previously estimated. Accordingly, at March 31, 2013, the Company reduced the valuation allowance on its state deferred tax assets by $18.7 million to a balance of $23.2 million. The Company estimated the remaining amount of the valuation allowance at March 31, 2013 based on an analysis of the amount of its net operating loss carryforwards associated with each state in which it conducts business, as compared to its expected level of taxable income under existing apportionment or recognition rules in each state and the carryforward periods allowed in each state's tax code. Because this reduction of the valuation allowance was recognized in an interim period, a portion of the valuation allowance to be reversed is allocated to the remaining interim periods. At June 30, 2013, the Company reversed $0.6 million of the valuation allowance and expects to reverse an additional $2.3 million of the remaining $22.6 million valuation allowance in the fourth quarter of fiscal 2013. Additionally, approximately $13.0 million of the Company's valuation allowance is attributable to state net operating loss carryforwards that will expire at the end of fiscal 2013, at which time the related unrealized deferred tax asset and valuation allowances will be written off.

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

During the three months ended June 30, 2013, the Company reduced its unrecognized tax benefits by $9.3 million. The reduction was due to the expiration of the statute of limitations for assessment of additional tax for certain years. A further reduction of $2.4 million in the amount of unrecognized tax benefits and $1.3 million of accrued interest is reasonably possible within the current fiscal year, of which $2.4 million would be reflected as an income tax benefit in the consolidated statement of operations and $1.3 million would result in an adjustment to deferred income taxes.

The American Taxpayer Relief Act of 2012 (Act) was signed into law on January 2, 2013. The Act did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

NOTE I – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share. Options to purchase 1.9 million and 4.0 million shares of common stock were excluded from the computation of diluted earnings per share for the fiscal 2013 and fiscal 2012 periods, respectively, because the exercise price of the options was greater than the average market price of the common shares and, therefore, their effect would have been antidilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Numerator:
Net income	$146.0	$787.8	$323.2	$856.2
Effect of dilutive securities:
Interest expense and amortization of issuance costs associated with convertible senior notes, net of tax, if applicable	6.0	9.5	17.5	27.1
Numerator for diluted earnings per share after assumed conversions	$152.0	$797.3	$340.7	$883.3
Denominator:
Denominator for basic earnings per share — weighted average common shares	322.6	318.8	321.8	317.6
Effect of dilutive securities:
Employee stock awards	4.4	2.9	4.6	1.8
Convertible senior notes	38.6	38.3	38.6	38.3
Denominator for diluted earnings per share — adjusted weighted average common shares	365.6	360.0	365.0	357.7

NOTE J – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement, filed with the SEC in September 2012, registering debt and equity securities that it may issue from time to time in amounts to be determined.

Effective August 1, 2012, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock effective through July 31, 2013. All of the $100 million authorization was remaining at June 30, 2013, and no common stock has been repurchased subsequent to June 30, 2013. On July 24, 2013, the Board of Directors authorized the repurchase of up to $100 million of the Company's common stock, which replaced the previous authorization and is effective through July 31, 2014.

During the first quarter of fiscal 2013, the Board of Directors approved total cash dividends of $0.1875 per common share, which included cash dividends of $0.0375 per share and $0.15 per share paid on December 17, 2012 and December 21, 2012, respectively. The cash dividend of $0.15 per share was in lieu of and accelerated the payment of all quarterly dividends that the Company would have otherwise paid in calendar year 2013. Cash dividends of $0.0375 per share were declared and paid in each quarter of fiscal 2012. In accordance with the indenture governing the 2% convertible senior notes due 2014, when cash dividends are paid in excess of $0.0375 per share in any fiscal quarter, the conversion rate related to these notes increases. As a result of the cash dividend of $0.15 per share which was paid on December 21, 2012, the conversion rate of the 2% convertible senior notes increased from 76.5697 to 77.18004 shares of the Company's common stock per $1,000 principal amount of senior notes. The new conversion rate is equivalent to a conversion price of approximately $12.96 per share of common stock, compared to the initial conversion price of $13.06 per share. If all of the 2% convertible senior notes due 2014 were converted into the Company's common stock, the Company would issue 38.6 million shares of its common stock as a result of the conversion.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

NOTE K – EMPLOYEE BENEFIT PLANS

Stock Options

On March 5, 2013, the Compensation Committee of the Board of Directors and the Board of Directors approved and granted stock options to executive officers, other officers, employees and non-management directors of the Company. There were approximately 500 recipients of these stock options who collectively may purchase approximately 3.7 million shares of the Company's common stock at an exercise price of $23.80 per share, the closing market price of the Company's common stock on the date of grant.

Restricted Stock Unit Agreements

In November 2012, the Compensation Committee of the Company's Board of Directors approved and granted awards of 350,000 performance based units (Performance Units) to the Chairman of the Board and the Chief Executive Officer of the Company that will vest at the end of a three-year performance period ending September 30, 2015. The number of units that ultimately vest depends on the Company's relative position as compared to its peers at the end of the three-year period in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are based on total shareholder return, return on investment, selling, general and administrative (SG&A) expense containment and gross profit. The earned awards will have a value equal to the number of earned units multiplied by the closing price of the Company's common stock at the end of the performance period and may be paid in cash, equity or a combination of both. The Compensation Committee has the discretion to reduce the final payout on the Performance Units from the amount earned. The Performance Units have no dividend or voting rights during the performance period. These awards are accounted for as liability awards for which compensation expense is recognized over the vesting period with a corresponding increase in accrued liabilities. The liability for these awards of $2.2 million at June 30, 2013 was based on the Company's performance against the peer group, the elapsed portion of the performance period and the Company's stock price at the end of the period. Compensation expense related to this grant was $0.1 million and $2.2 million for the three and nine months ended June 30, 2013, respectively.

In January 2013, the Company's Board of Directors approved and granted awards of 33,333 Restricted Stock Units to non-management directors which will vest in annual installments over a three-year period ending in January 2016. Each Restricted Stock Unit represents the contingent right to receive one share of the Company's common stock if the vesting conditions are satisfied. The Restricted Stock Units have no dividend or voting rights during the vesting period. The fair value of these awards on the date of grant is $21.49 per unit. Compensation expense related to this grant was $0.1 million for the nine months ended June 30, 2013.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

Changes in the Company’s warranty liability during the three and nine months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Warranty liability, beginning of period	$57.3	$48.9	$56.8	$46.2
Warranties issued	7.2	4.8	18.8	13.1
Changes in liability for pre-existing warranties	0.7	3.2	5.9	6.6
Settlements made	(8.0)	(8.1)	(24.3)	(17.1)
Warranty liability, end of period	$57.2	$48.8	$57.2	$48.8

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues and contract disputes. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $508.3 million and $544.9 million at June 30, 2013 and September 30, 2012, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. At both June 30, 2013 and September 30, 2012, approximately 99% of these reserves related to construction defect matters. Expenses related to the Company’s legal contingencies were $13.3 million and $29.5 million in the nine months ended June 30, 2013 and 2012, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of June 30, 2013, no individual existing claim was material to the Company’s financial statements, and the majority of the Company’s total construction defect reserves consisted of the estimated exposure to future claims on previously closed homes. The Company has closed a significant number of homes during recent years, and as a result the Company may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

The Company's reserves for legal claims decreased from $544.9 million at September 30, 2012 to $508.3 million at June 30, 2013 primarily due to payments made for legal claims during the period, net of reimbursements received from subcontractors, and a decrease in the estimated cost to resolve future claims. This decrease was partially offset by an increase in the number of closed homes that are subject to possible future construction defect claims and an increase in the estimated frequency of claims incurred. Following is a rollforward of the balance of the reserves for the nine months ended June 30, 2013:

Nine Months Ended
June 30, 2013
(In millions)
Reserves for legal claims, beginning of period	$544.9
Payments	(22.7)
Decrease in reserves	(13.9)
Reserves for legal claims, end of period	$508.3

The Company estimates and records receivables under applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company's receivables related to its estimates of insurance recoveries from estimated losses from pending legal claims and anticipated future claims related to previously closed homes totaled $192.8 million and $225.0 million at June 30, 2013 and September 30, 2012, respectively, and are included in homebuilding other assets in the consolidated balance sheets. The decrease in these receivables corresponds to the decrease in the reserve for legal claims.

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

Land and Lot Option Purchase Contracts

The Company enters into land and lot option purchase contracts to acquire land or lots for the construction of homes. At June 30, 2013, the Company had total deposits of $39.4 million, consisting of cash deposits of $35.4 million and promissory notes and surety bonds of $4.0 million, to purchase land and lots with a total remaining purchase price of approximately $2.1 billion. Within the land and lot option purchase contracts at June 30, 2013, there were a limited number of contracts, representing $25.3 million of remaining purchase price, subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations. The majority of land and lots under contract are currently expected to be purchased within three years.

Other Commitments

At June 30, 2013, the Company had outstanding surety bonds of $671.0 million and letters of credit of $59.1 million to secure performance under various contracts. Of the total letters of credit, $51.2 million were issued under the Company's revolving credit facility and were cash collateralized to receive better pricing. The remaining $7.9 million of letters of credit were issued under secured letter of credit agreements requiring the Company to deposit cash as collateral with the issuing banks. At June 30, 2013 and September 30, 2012, the amount of cash restricted for these purposes totaled $64.0 million and $47.2 million, respectively, and is included in homebuilding restricted cash on the Company's consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

NOTE M – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets were as follows:

	June 30, 2013	September 30, 2012
	(In millions)
Insurance receivables	$192.8	$225.0
Earnest money and refundable deposits	104.4	80.0
Accounts and notes receivable	22.0	21.9
Prepaid assets	31.2	29.4
Debt securities collateralized by residential real estate	20.3	—
Other assets	102.8	100.5
	$473.5	$456.8

The Company’s homebuilding accrued expenses and other liabilities were as follows:

	June 30, 2013	September 30, 2012
	(In millions)
Reserves for legal claims	$508.3	$544.9
Employee compensation and related liabilities	116.7	106.4
Warranty liability	57.2	56.8
Accrued interest	38.1	32.6
Federal and state income tax liabilities	64.5	21.6
Other liabilities	153.8	131.5
	$938.6	$893.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

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

•
Level 2 – Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market. The Company’s assets and liabilities measured at fair value using Level 2 inputs are as follows:

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and September 30, 2012, and the changes in the fair value of the Level 3 assets during the nine months ended June 30, 2013.

		Fair Value at June 30, 2013
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate (a)	Other assets	$—	$—	$20.3	$20.3
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	352.6	5.6	358.2
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other liabilities	—	(2.8)	—	(2.8)
Forward sales of MBS	Other assets	—	13.0	—	13.0
Best-efforts and mandatory commitments	Other assets	—	1.1	—	1.1

		Fair Value at September 30, 2012
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Marketable securities, available-for-sale:
U.S. Treasury securities	Marketable securities	$75.7	$—	$—	$75.7
Government agency and corporate debt securities	Marketable securities	—	212.3	—	212.3
Certificates of deposit	Marketable securities	—	10.0	—	10.0
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	345.3	—	345.3
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	6.1	—	6.1
Forward sales of MBS	Other liabilities	—	(6.9)	—	(6.9)
Best-efforts and mandatory commitments	Other liabilities	—	(0.8)	—	(0.8)

	Level 3 Assets at Fair Value for the
	Nine Months Ended June 30, 2013
	Balance at September 30, 2012	Net realized and unrealized gains/(losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers in and/or (out) of Level 3	Balance at June 30, 2013
	(In millions)
Debt securities collateralized by residential real estate (a)	$—	$3.1	$18.6	$—	$(1.4)	$—	$20.3
Mortgage loans held for sale (b)	—	0.3	—	(3.1)	—	8.4	5.6

(a)
In October 2012, the Company purchased $18.6 million of defaulted debt securities which are secured by residential real estate. The Company intends to foreclose on the property or negotiate an agreement to obtain the right to take possession of the residential real estate in order to develop the property and ultimately build and sell homes. These securities, which are included in other assets on the consolidated balance sheets, are classified as available for sale and are reflected at fair value. The fair value of these securities was determined by estimating the future cash flows of the securities and the residential real estate utilizing discount rates of 6% and 18%, respectively. Unrealized gains or losses on these securities, net of tax, are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets.

(b)
Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income. Mortgage loans held for sale at June 30, 2013 includes $5.6 million of originated loans for which the Company elected the fair value option upon origination and for which the Company has not sold into the secondary market, but plans to sell as market conditions permit. The fair value of these mortgage loans held for sale is generally calculated considering the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk; therefore, they were transferred from a Level 2 valuation to a Level 3 valuation during the nine months ended June 30, 2013.

(c)
Fair value measurements of these derivatives represent changes in fair value since inception and are reflected in the balance sheet. Changes in these fair values during the periods presented are included in financial services revenues on the consolidated statement of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at June 30, 2013 and September 30, 2012:

		Fair Value at	Fair Value at
		June 30, 2013	September 30, 2012
	Balance Sheet Location	Level 3	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a) (b)	Inventories	$—	$1.2
Financial Services:
Other mortgage loans (a) (c)	Other assets	23.2	25.8
Real estate owned (a) (c)	Other assets	0.4	0.9

(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the respective quarter.

(b)	In performing its impairment analysis in the periods presented, the Company used discount rates ranging from 12% to 16%.

(c)	The fair values of other mortgage loans and real estate owned are determined based on the value of the underlying collateral.

For the financial assets and liabilities for which the Company has not elected the fair value option, the following tables present both their respective carrying value and fair value at June 30, 2013 and September 30, 2012:

	Carrying Value	Fair Value at June 30, 2013
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$607.8	$607.8	$—	$—	$607.8
Restricted cash (a)	68.6	68.6	—	—	68.6
Senior notes (b)	2,383.1	—	2,409.8	—	2,409.8
Convertible senior notes (b)	470.5	—	831.2	—	831.2
Financial Services:
Cash and cash equivalents (a)	30.2	30.2	—	—	30.2
Mortgage repurchase facility (a)	219.7	—	—	219.7	219.7

	Carrying Value	Fair Value at September 30, 2012
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$1,030.4	$1,030.4	$—	$—	$1,030.4
Restricted cash (a)	49.3	49.3	—	—	49.3
Senior notes (b)	1,854.2	—	1,973.9	—	1,973.9
Convertible senior notes (b)	447.0	—	821.2	—	821.2
Financial Services:
Cash and cash equivalents (a)	17.3	17.3	—	—	17.3
Mortgage repurchase facility (a)	187.8	—	—	187.8	187.8

(a)	The fair value approximates carrying value due to its short-term nature, short maturity or floating interest rate terms, as applicable.

(b)	The fair value is determined based on quoted market prices of recent transactions of the notes, which is classified as Level 2 within the fair value hierarchy.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

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

Consolidating Balance Sheet
June 30, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$547.1	$58.4	$32.5	$—	$638.0
Restricted cash	67.2	1.3	0.1	—	68.6
Investments in subsidiaries	2,391.0	—	—	(2,391.0)	—
Inventories	2,040.4	3,853.3	17.8	—	5,911.5
Deferred income taxes	216.8	421.2	—	—	638.0
Property and equipment, net	35.9	28.7	31.5	—	96.1
Other assets	132.7	283.2	121.8	—	537.7
Mortgage loans held for sale	—	—	358.2	—	358.2
Goodwill	—	38.9	—	—	38.9
Intercompany receivables	1,736.9	—	—	(1,736.9)	—
Total Assets	$7,168.0	$4,685.0	$561.9	$(4,127.9)	$8,287.0
LIABILITIES & EQUITY
Accounts payable and other liabilities	$401.8	$764.0	$130.1	$—	$1,295.9
Intercompany payables	—	1,711.0	25.9	(1,736.9)	—
Notes payable	2,861.5	2.4	219.7	—	3,083.6
Total Liabilities	3,263.3	2,477.4	375.7	(1,736.9)	4,379.5
Total stockholders’ equity	3,904.7	2,207.6	183.4	(2,391.0)	3,904.7
Noncontrolling interests	—	—	2.8	—	2.8
Total Equity	3,904.7	2,207.6	186.2	(2,391.0)	3,907.5
Total Liabilities & Equity	$7,168.0	$4,685.0	$561.9	$(4,127.9)	$8,287.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended June 30, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$534.1	$1,107.6	$2.8	$—	$1,644.5
Cost of sales	412.7	878.4	4.3	—	1,295.4
Gross profit (loss)	121.4	229.2	(1.5)	—	349.1
Selling, general and administrative expense	78.3	87.4	1.8	—	167.5
Equity in (income) of subsidiaries	(161.4)	—	—	161.4	—
Other (income)	(0.6)	(1.5)	(1.7)	—	(3.8)
	205.1	143.3	(1.6)	(161.4)	185.4
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	48.3	—	48.3
General and administrative expense	—	—	31.3	—	31.3
Interest and other (income) expense	—	—	(2.7)	—	(2.7)
	—	—	19.7	—	19.7
Income before income taxes	205.1	143.3	18.1	(161.4)	205.1
Income tax expense	59.1	38.7	1.9	(40.6)	59.1
Net income	$146.0	$104.6	$16.2	$(120.8)	$146.0
Comprehensive income	$146.0	$106.5	$16.2	$(120.8)	$147.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Nine Months Ended June 30, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$1,381.7	$2,878.2	$8.2	$—	$4,268.1
Cost of sales	1,094.3	2,300.3	12.4	—	3,407.0
Gross profit (loss)	287.4	577.9	(4.2)	—	861.1
Selling, general and administrative expense	217.8	240.7	4.8	—	463.3
Equity in (income) of subsidiaries	(388.6)	—	—	388.6	—
Interest expense	5.1	—	—	—	5.1
Other (income)	(2.0)	(3.8)	(4.5)	—	(10.3)
	455.1	341.0	(4.5)	(388.6)	403.0
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	131.3	—	131.3
General and administrative expense	—	—	84.9	—	84.9
Interest and other (income) expense	—	—	(5.7)	—	(5.7)
	—	—	52.1	—	52.1
Income before income taxes	455.1	341.0	47.6	(388.6)	455.1
Income tax expense	131.9	86.3	4.2	(90.5)	131.9
Net income	$323.2	$254.7	$43.4	$(298.1)	$323.2
Comprehensive income	$323.0	$256.6	$43.4	$(298.1)	$324.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended June 30, 2012

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$363.8	$750.6	$1.8	$—	$1,116.2
Cost of sales	293.3	620.4	4.2	—	917.9
Gross profit (loss)	70.5	130.2	(2.4)	—	198.3
Selling, general and administrative expense	63.5	71.2	1.7	—	136.4
Equity in (income) of subsidiaries	(70.7)	—	—	70.7	—
Interest expense	6.2	—	—	—	6.2
Other (income)	(0.7)	(1.2)	(0.7)	—	(2.6)
	72.2	60.2	(3.4)	(70.7)	58.3
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	33.8	—	33.8
General and administrative expense	—	—	21.5	—	21.5
Interest and other (income) expense	—	—	(1.6)	—	(1.6)
	—	—	13.9	—	13.9
Income before income taxes	72.2	60.2	10.5	(70.7)	72.2
Income tax benefit	(715.6)	(464.0)	(20.7)	484.7	(715.6)
Net income	$787.8	$524.2	$31.2	$(555.4)	$787.8
Comprehensive income	$787.7	$524.2	$31.2	$(555.4)	$787.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Nine Months Ended June 30, 2012

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$973.9	$1,957.3	$6.2	$—	$2,937.4
Cost of sales	791.2	1,623.0	11.8	—	2,426.0
Gross profit (loss)	182.7	334.3	(5.6)	—	511.4
Selling, general and administrative expense	178.0	199.7	5.2	—	382.9
Equity in (income) of subsidiaries	(155.0)	—	—	155.0	—
Interest expense	18.7	—	—	—	18.7
Other (income)	(2.7)	(3.4)	(2.1)	—	(8.2)
	143.7	138.0	(8.7)	(155.0)	118.0
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	80.4	—	80.4
General and administrative expense	—	—	59.9	—	59.9
Interest and other (income) expense	—	—	(5.2)	—	(5.2)
	—	—	25.7	—	25.7
Income before income taxes	143.7	138.0	17.0	(155.0)	143.7
Income tax benefit	(712.5)	(462.0)	(20.5)	482.5	(712.5)
Net income	$856.2	$600.0	$37.5	$(637.5)	$856.2
Comprehensive income	$856.1	$600.0	$37.5	$(637.5)	$856.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(440.1)	$(688.7)	$22.5	$(30.0)	$(1,136.3)
INVESTING ACTIVITIES
Purchases of property and equipment	(21.7)	(15.4)	(3.5)	—	(40.6)
Purchases of marketable securities	(28.9)	—	—	—	(28.9)
Proceeds from the sale or maturity of marketable securities	325.4	—	—	—	325.4
Increase in restricted cash	(18.5)	(0.8)	—	—	(19.3)
Net principal increase of other mortgage loans and real estate owned	—	—	(1.0)	—	(1.0)
Purchases of debt securities collateralized by residential real estate	—	(18.6)	—	—	(18.6)
Principal payments received on debt securities collateralized by residential real estate	—	1.4	—	—	1.4
Payment related to acquisition of a business	(9.4)	—	—	—	(9.4)
Net cash provided by (used in) investing activities	246.9	(33.4)	(4.5)	—	209.0
FINANCING ACTIVITIES
Net change in notes payable	518.0	—	31.9	—	549.9
Net change in intercompany receivables/payables	(714.3)	724.2	(9.9)	—	—
Proceeds from stock associated with certain employee benefit plans	27.9	—	—	—	27.9
Cash dividends paid	(60.2)	—	(30.0)	30.0	(60.2)
Net cash (used in) provided by financing activities	(228.6)	724.2	(8.0)	30.0	517.6
(Decrease) increase in cash and cash equivalents	(421.8)	2.1	10.0	—	(409.7)
Cash and cash equivalents at beginning of period	968.9	56.3	22.5	—	1,047.7
Cash and cash equivalents at end of period	$547.1	$58.4	$32.5	$—	$638.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2013

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2012

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(85.3)	$(133.5)	$44.8	$—	$(174.0)
INVESTING ACTIVITIES
Purchases of property and equipment	(3.4)	(5.7)	(14.7)	—	(23.8)
Purchases of marketable securities	(188.7)	—	—	—	(188.7)
Proceeds from the sale or maturity of marketable securities	196.8	—	—	—	196.8
Decrease (increase) in restricted cash	7.8	(0.1)	(0.1)	—	7.6
Net principal increase of other mortgage loans and real estate owned	—	—	(3.2)	—	(3.2)
Net cash provided by (used in) investing activities	12.5	(5.8)	(18.0)	—	(11.3)
FINANCING ACTIVITIES
Net change in notes payable	335.7	(2.8)	30.2	—	363.1
Net change in intercompany receivables/payables	(106.9)	158.4	(51.5)	—	—
Proceeds from stock associated with certain employee benefit plans	30.3	—	—	—	30.3
Cash dividends paid	(35.8)	—	—	—	(35.8)
Net cash provided by (used in) financing activities	223.3	155.6	(21.3)	—	357.6
Increase in cash and cash equivalents	150.5	16.3	5.5	—	172.3
Cash and cash equivalents at beginning of period	681.3	31.3	20.0	—	732.6
Cash and cash equivalents at end of period	$831.8	$47.6	$25.5	$—	$904.9

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

BUSINESS

We are one of the largest homebuilding companies in the United States. We construct and sell homes through our operating divisions in 78 markets in 27 states, primarily under the name of D.R. Horton, America’s Builder. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $100,000 to $800,000, with an average closing price of $244,200 during the nine months ended June 30, 2013. Approximately 91% and 90% of home sales revenues were generated from the sale of single-family detached homes in the nine months ended June 30, 2013 and 2012, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums, which share common walls and roofs.

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		South Central Region
Delaware	Central Delaware	Louisiana	Baton Rouge
Georgia	Savannah		Lafayette
Maryland	Baltimore	New Mexico	Las Cruces
	Suburban Washington, D.C.	Oklahoma	Oklahoma City
New Jersey	North New Jersey	Texas	Austin
	South New Jersey		Dallas
North Carolina	Charlotte		El Paso
	Fayetteville		Fort Worth
	Greensboro/Winston-Salem		Houston
	Jacksonville		Killeen/Temple/Waco
	Raleigh/Durham		Midland/Odessa
	Wilmington		Rio Grande Valley
Pennsylvania	Lancaster		San Antonio
Philadelphia
South Carolina	Charleston		Southwest Region
	Columbia	Arizona	Phoenix
	Greenville		Tucson
	Hilton Head	New Mexico	Albuquerque
Myrtle Beach
Virginia	Northern Virginia		West Region
		California	Bay Area
	Midwest Region		Central Valley
Colorado	Colorado Springs		Imperial Valley
	Denver		Los Angeles County
	Fort Collins		Riverside County
Illinois	Chicago		Sacramento
Indiana	Northern Indiana		San Bernardino County
Minnesota	Minneapolis/St. Paul		San Diego County
Ventura County
	Southeast Region	Hawaii	Hawaii
Alabama	Birmingham		Maui
	Huntsville		Oahu
	Mobile	Nevada	Las Vegas
	Montgomery		Reno
	Tuscaloosa	Oregon	Portland
Florida	Fort Myers/Naples	Utah	Salt Lake City
	Jacksonville	Washington	Seattle/Tacoma
	Lakeland		Vancouver
Melbourne/Vero Beach
Miami/West Palm Beach
Orlando
Pensacola/Panama City
Tampa/Sarasota
Volusia County
Georgia	Atlanta
Middle Georgia
Mississippi	Gulf Coast
Tennessee	Nashville

OVERVIEW

In the first three quarters of fiscal 2013, demand for new homes has increased in most of our markets as compared to fiscal 2012, while the supply of homes for sale has become limited relative to the increased demand. This supply and demand dynamic has resulted in increased sales volume, higher average sales and closing prices and improved gross margins in our homebuilding segments compared to the prior year. During the current quarter, the number and value of our net sales orders increased 12% and 30% compared to the prior year, and the number of homes closed and home sales revenues increased 30% and 46% compared to the prior year. The average selling price of our homes closed increased 12% and our gross margins on homes closed increased by 340 basis points in the third quarter of fiscal 2013 as compared to the prior year period, primarily because the favorable market conditions have allowed us to increase sales prices or reduce sales incentives in many of our communities. Pre-tax income was $205.1 million and $455.1 million in the three and nine months ended June 30, 2013, respectively, compared to $72.2 million and $143.7 million in the prior year periods. These results reflect the significant improvement in housing market conditions and our investments in land, lots and housing inventories while controlling our SG&A and interest costs.

Our recent results and other national data indicate that the overall demand for new homes is continuing to improve. After generating strong increases in net sales volume and home prices in fiscal 2012 and in the first half of fiscal 2013, our net sales volume growth moderated in the third quarter which we believe is due in part to the impact of recent significant increases in mortgage interest rates on the purchase timing of some potential buyers. Other factors include our proactive efforts to align our sales pace with our construction cycles and increase home prices in many of our communities. We believe that increases in mortgage interest rates have a short-term impact on the timing of new home demand, while long-term demand in our individual operating markets is tied more closely to improvement in each market's economic indicators, such as job growth, household incomes, household formations and consumer confidence. Even though mortgage interest rates remain at historically low levels and housing affordability remains high, significant increases in mortgage interest rates, weaker U.S. economic conditions, more restrictive mortgage lending and changes in local housing market conditions could affect the pace or sustainability of the housing recovery or adversely impact the level of demand for new homes. While the U.S. economy appears to be slowly improving, until there is a more robust U.S. economic recovery, we expect national new home sales to remain below historical levels, with uneven improvement across our operating markets.

We believe our business is well-positioned to continue profitably growing our operations during the housing recovery due to our strong balance sheet and liquidity, our finished lot and land position, our inventory of available homes and our broad geographic operating base. We increased our investments in land, lot and home inventories by more than $1.7 billion during the first three quarters of fiscal 2013 in response to the increased demand for our homes and improved market conditions, and we will continue to adjust our business strategies based on housing demand in each of our markets. Nevertheless, our future results could be negatively impacted by weakening economic conditions, decreases in the level of employment, a decline in housing demand, decreased home affordability, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.

STRATEGY

While new home demand has continued to improve, we are uncertain how long the current pace of improvement in homebuilding industry conditions will continue. We expect that further improvement in individual markets will be uneven and largely dependent on local economic conditions. Our strategy of maintaining a strong cash balance, controlling our balance sheet leverage and controlling attractive land and lot positions through option contracts has positioned us to capitalize on improving demand across our markets. In response to increasing new home demand, we are using our liquidity and balance sheet flexibility to provide the capital to increase our investments in housing and land inventory, expand our product offerings, geographically expand our operations, opportunistically pursue business acquisitions and grow our profitability. Our operating strategy includes the following initiatives:

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

•	Controlling the cost of goods purchased from both vendors and subcontractors.

•	Modifying product offerings, sales pace and home prices to meet consumer demand, align with construction cycles and enhance profit margins in each of our markets.

•	Controlling our SG&A infrastructure to match production levels.

Our operating strategy has continued to produce positive results in the first three quarters of fiscal 2013. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust components of our strategy to meet future market conditions. If market conditions remain stable or improve from current levels, we expect that our operating strategy will allow us to grow our profitability while maintaining a strong balance sheet and liquidity position throughout fiscal 2013 and 2014.

KEY RESULTS

Key financial results as of and for the three months ended June 30, 2013, as compared to the same period of 2012, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 47% to $1.6 billion.

•	Homes closed increased 30% to 6,464 homes, and the average closing price of those homes increased 12% to $252,300.

•	Net sales orders increased 12% to 6,822 homes, and the value of net sales orders increased 30% to $1.8 billion.

•	Sales order backlog increased 36% to 9,911 homes, and the value of sales order backlog increased 56% to $2.6 billion.

•	Home sales gross margins increased 340 basis points to 21.4%.

•	Homebuilding SG&A expenses decreased as a percentage of homebuilding revenues by 200 basis points to 10.2%.

•	Homebuilding pre-tax income was $185.4 million, compared to $58.3 million.

•	Homebuilding cash and marketable securities totaled $607.8 million, compared to $1.3 billion and $1.2 billion at September 30, 2012 and June 30, 2012, respectively.

•	Homebuilding inventories totaled $5.9 billion, compared to $4.2 billion and $3.9 billion at September 30, 2012 and June 30, 2012, respectively.

•	Homes in inventory totaled 17,500, compared to 13,000 and 12,200 at September 30, 2012 and June 30, 2012, respectively.

•	Owned and controlled lots totaled 189,800, compared to 152,700 and 130,600 at September 30, 2012 and June 30, 2012, respectively.

•	Homebuilding debt was $2.9 billion, compared to $2.3 billion and $1.9 billion at September 30, 2012 and June 30, 2012, respectively.

•
Gross homebuilding debt to total capital was 42.3%, increasing from 39.1% and 35.8% at September 30, 2012 and June 30, 2012, respectively. Net homebuilding debt to total capital was 36.6%, increasing from 21.4% and 18.3% at September 30, 2012 and June 30, 2012, respectively.

Financial Services Operations:

•	Total financial services revenues, net of recourse and reinsurance expenses, increased 43% to $48.3 million.

•	Financial services pre-tax income increased 42% to $19.7 million.

Consolidated Results:

•	Consolidated pre-tax income was $205.1 million, compared to $72.2 million.

•	Income tax expense was $59.1 million, compared to a tax benefit of $715.6 million resulting from a significant reduction in the valuation allowance on our deferred tax asset in the prior year quarter.

•	Net income was $146.0 million, compared to $787.8 million.

•	Diluted earnings per share was $0.42, compared to $2.22.

•	Total equity was $3.9 billion, compared to $3.6 billion and $3.5 billion at September 30, 2012 and June 30, 2012, respectively.

Key financial results as of and for the nine months ended June 30, 2013, as compared to the same period of 2012, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 45% to $4.3 billion.

•	Homes closed increased 30% to 17,289 homes, and the average closing price of those homes increased 11% to $244,200.

•	Net sales orders increased 27% to 19,960 homes, and the value of net sales orders increased 45% to $5.1 billion.

•	Home sales gross margins increased 280 basis points to 20.3%.

•	Homebuilding SG&A expenses decreased as a percentage of homebuilding revenues by 210 basis points to 10.9%.

•	Homebuilding pre-tax income was $403.0 million, compared to $118.0 million.

Financial Services Operations:

•	Total financial services revenues, net of recourse and reinsurance expenses, increased 63% to $131.3 million.

•	Financial services pre-tax income increased 103% to $52.1 million.

Consolidated Results:

•	Consolidated pre-tax income was $455.1 million, compared to $143.7 million.

•	Income tax expense was $131.9 million, compared to a tax benefit of $712.5 million resulting from a significant reduction in the valuation allowance on our deferred tax asset in the prior year period.

•	Net income was $323.2 million, compared to $856.2 million.

•	Diluted earnings per share was $0.93, compared to $2.47.

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and nine months ended June 30, 2013 and 2012.

	Net Sales Orders (1)
	Three Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
East	715	566	26%	$198.7	$151.9	31%	$277,900	$268,400	4%
Midwest	472	356	33%	161.7	111.1	46%	342,600	312,100	10%
Southeast	1,929	1,487	30%	467.9	305.7	53%	242,600	205,600	18%
South Central	2,181	1,932	13%	468.7	370.2	27%	214,900	191,600	12%
Southwest	428	568	(25)%	87.6	107.4	(18)%	204,700	189,100	8%
West	1,097	1,170	(6)%	444.0	365.7	21%	404,700	312,600	29%
	6,822	6,079	12%	$1,828.6	$1,412.0	30%	$268,000	$232,300	15%

	Nine Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
East	2,062	1,686	22%	$561.3	$421.0	33%	$272,200	$249,700	9%
Midwest	1,201	971	24%	403.2	286.7	41%	335,700	295,300	14%
Southeast	5,838	3,881	50%	1,363.8	786.8	73%	233,600	202,700	15%
South Central	6,356	5,248	21%	1,313.4	974.1	35%	206,600	185,600	11%
Southwest	1,154	1,344	(14)%	236.0	250.1	(6)%	204,500	186,100	10%
West	3,349	2,642	27%	1,261.2	830.0	52%	376,600	314,200	20%
	19,960	15,772	27%	$5,138.9	$3,548.7	45%	$257,500	$225,000	14%

	Sales Order Cancellations
	Three Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2013	2012	2013	2012	2013	2012
East	228	165	$61.3	$36.9	24%	23%
Midwest	80	53	25.4	14.4	14%	13%
Southeast	666	505	147.9	99.6	26%	25%
South Central	827	624	164.0	115.1	27%	24%
Southwest	200	190	37.6	33.2	32%	25%
West	179	228	64.5	67.7	14%	16%
	2,180	1,765	$500.7	$366.9	24%	23%

	Nine Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2013	2012	2013	2012	2013	2012
East	548	492	$137.7	$108.2	21%	23%
Midwest	176	147	55.2	40.7	13%	13%
Southeast	1,654	1,306	351.4	245.9	22%	25%
South Central	1,997	1,686	384.9	301.2	24%	24%
Southwest	513	520	98.7	87.5	31%	28%
West	588	570	200.2	175.6	15%	18%
	5,476	4,721	$1,228.1	$959.1	22%	23%

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders increased 30%, to $1,828.6 million (6,822 homes) for the three months ended June 30, 2013, from $1,412.0 million (6,079 homes) for the same period of 2012. The value of net sales orders increased 45%, to $5,138.9 million (19,960 homes) for the nine months ended June 30, 2013, from $3,548.7 million (15,772 homes) for the same period of 2012. In comparing the three and nine months ended June 30, 2013 to the same periods of 2012, the value of net sales orders increased significantly in five of our six market regions. Average selling prices increased in all regions and the volume of net sales orders increased in most regions, indicating broad improvement in market conditions across our business.

The number of net sales orders increased 12% and 27% during the three and nine months ended June 30, 2013, respectively, compared to the prior year periods, reflecting the improvement in new home demand and market conditions, as well as the effects of investments we have made to expand our operations. The largest percentage increase during the nine-month period occurred in our Southeast region as a result of improved market conditions and our increased inventory investments in our Atlanta, Jacksonville and Orlando markets. Sales orders in our Southeast region were also positively impacted by our acquisition of the homebuilding operations of Breland Homes during the fourth quarter of fiscal 2012, which contributed 184 and 544 net sales orders during the three and nine months ended June 30, 2013, respectively. The decrease in net sales orders in our Southwest region was primarily due to sales decreases in our Phoenix market as compared to 2012 when significant sales increases occurred in this market. The significant increases in new home prices that have occurred over the past year, as well as recent increases in mortgage interest rates could cause the pace of new home sales to moderate. Our future sales volumes will depend on the strength of the overall economy, employment levels and our ability to successfully implement our operating strategies in each of our markets.

The average price of our net sales orders increased 15% to $268,000 and 14% to $257,500 in the three and nine months ended June 30, 2013, respectively, from $232,300 and $225,000 in the comparable periods of 2012. This reflects our improved ability to raise sales prices in many of our communities as demand for new homes has improved and the supply of homes for sale is low, as well as a small increase in the average size of our homes sold.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 24% and 22% in the three and nine months ended June 30, 2013, respectively, compared to 23% in the same periods of 2012.

	Sales Order Backlog
	As of June 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
East	1,012	677	49%	$282.2	$175.6	61%	$278,900	$259,400	8%
Midwest	598	491	22%	200.8	149.4	34%	335,800	304,300	10%
Southeast	3,242	1,853	75%	778.7	383.6	103%	240,200	207,000	16%
South Central	3,091	2,394	29%	663.2	450.5	47%	214,600	188,200	14%
Southwest	674	792	(15)%	129.8	145.8	(11)%	192,600	184,100	5%
West	1,294	1,104	17%	529.3	349.9	51%	409,000	316,900	29%
	9,911	7,311	36%	$2,584.0	$1,654.8	56%	$260,700	$226,300	15%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations. Our homes in backlog at June 30, 2013 increased 36% from the prior year, with significant increases in most regions due to increases in net sales orders as compared with the same period of the prior year.

	Homes Closed and Home Sales Revenue
	Three Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
East	622	569	9%	$163.2	$140.6	16%	$262,400	$247,100	6%
Midwest	442	308	44%	147.6	88.5	67%	333,900	287,300	16%
Southeast	1,886	1,204	57%	425.6	241.4	76%	225,700	200,500	13%
South Central	2,047	1,655	24%	414.5	306.7	35%	202,500	185,300	9%
Southwest	415	392	6%	86.1	71.3	21%	207,500	181,900	14%
West	1,052	829	27%	393.8	266.7	48%	374,300	321,700	16%
	6,464	4,957	30%	$1,630.8	$1,115.2	46%	$252,300	$225,000	12%

	Nine Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
East	1,713	1,615	6%	$449.6	$392.9	14%	$262,500	$243,300	8%
Midwest	1,028	768	34%	329.9	217.9	51%	320,900	283,700	13%
Southeast	4,805	3,313	45%	1,050.0	650.1	62%	218,500	196,200	11%
South Central	5,497	4,564	20%	1,083.7	833.2	30%	197,100	182,600	8%
Southwest	1,179	978	21%	241.0	180.9	33%	204,400	185,000	10%
West	3,067	2,077	48%	1,068.6	655.1	63%	348,400	315,400	10%
	17,289	13,315	30%	$4,222.8	$2,930.1	44%	$244,200	$220,100	11%

Home Sales Revenue

Revenues from home sales increased 46%, to $1,630.8 million (6,464 homes closed) for the three months ended June 30, 2013, from $1,115.2 million (4,957 homes closed) for the comparable period of 2012. Revenues from home sales increased 44%, to $4,222.8 million (17,289 homes closed) for the nine months ended June 30, 2013, from $2,930.1 million (13,315 homes closed) for the comparable period of 2012. During the current year periods, home sales revenues increased in all of our market regions, resulting from increases in the number of homes closed and increases in average selling prices that were achieved due to favorable housing market conditions and our increased inventory investments.

The number of homes closed in the three and nine months ended June 30, 2013 increased 30% from the comparable periods of 2012, due to increases in all of our market regions. The most significant percentage increases during the nine-month period occurred in our West region, where the highest percentage increases occurred in the Las Vegas, Portland and Southern California markets, and in our Southeast region, where the highest percentage increases occurred in the Atlanta and Jacksonville markets and where Huntsville is a new market compared to last year.

The average selling price of homes closed during the three months ended June 30, 2013 was $252,300, up 12% from the $225,000 average for the same period of 2012. The average selling price of homes closed during the nine months ended June 30, 2013 was $244,200, up 11% from the $220,100 average for the same period of 2012. These increases resulted from our ability to raise sales prices in many of our communities as demand for new homes has improved and the supply of homes for sale has declined, as well as a small increase in the average size of our homes closed.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Gross profit – Home sales	21.4%	18.0%	20.3%	17.5%
Gross profit – Land/lot sales and other	4.4%	20.0%	14.3%	45.2%
Effect of inventory and land option charges on total homebuilding gross profit	—%	(0.2)%	(0.1)%	(0.2)%
Gross profit – Total homebuilding	21.2%	17.8%	20.2%	17.4%
Selling, general and administrative expense	10.2%	12.2%	10.9%	13.0%
Interest expense	—%	0.6%	0.1%	0.6%
Other (income)	(0.2)%	(0.2)%	(0.2)%	(0.3)%
Income before income taxes	11.3%	5.2%	9.4%	4.0%

Home Sales Gross Profit

Gross profit from home sales increased by 74%, to $349.3 million in the three months ended June 30, 2013, from $200.6 million in the comparable period of 2012. As a percentage of home sales revenues, gross profit increased 340 basis points, to 21.4%. Approximately 180 basis points of the increase in the home sales gross profit percentage resulted from reduced sales incentives and increases in the average selling price of our homes closed, partially offset by smaller increases in the average cost of our homes closed, reflecting improved market conditions from the prior year. Approximately 110 basis points of the increase was due to lower costs for warranty and construction defect claims as a percentage of home sales revenue, which was largely due to an 80 basis point increase in recoveries from insurance carriers in the current quarter. The remaining 50 basis points of the increase was due to a decrease in the amortization of capitalized interest and property taxes as a percentage of home sales revenues, resulting from the decrease in interest capitalized as a percentage of our active inventory from the prior year due to a decrease in the average interest rate on our outstanding debt and the growth in our active inventory.

Gross profit from home sales increased by 67%, to $858.6 million in the nine months ended June 30, 2013, from $512.8 million in the comparable period of 2012. As a percentage of home sales revenues, gross profit increased 280 basis points, to 20.3%. The significant factors impacting home sales gross profit for the nine months ended June 30, 2013 were similar to those discussed for the three-month period, with 190 basis points of the increase from the average selling price of our homes increasing by more than the average cost, 50 basis points from lower costs for warranty and construction defect claims as a percentage of home sales revenue and 40 basis points from a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues.

Land Sales and Other Revenue

Land sales and other revenues increased to $13.7 million and $45.3 million in the three and nine months ended June 30, 2013, respectively, from $1.0 million and $7.3 million in the comparable periods of 2012. Fluctuations in revenues from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we may also sell residential lots or land parcels to manage our land and lot supply. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales fluctuate from period to period. As of June 30, 2013, we had $22.0 million of land held for sale that we expect to sell in the next twelve months.

Revenue from a single long-term construction project for which we serve as the general contractor is included in land sales and other revenues. Revenue from this project is recognized on a percentage-of-completion basis as the construction is completed. During the three and nine months ended June 30, 2013, the revenue related to this project was $3.0 million and $18.2 million, respectively, and the gross profit was $0.7 million and $3.4 million, respectively.

Inventory and Land Option Charges

At June 30, 2013, we reviewed the performance and outlook for all of our land inventories and communities for indicators of potential impairment. Based on this review, we then performed impairment evaluations and analyses of communities with a combined carrying value of $177.1 million and determined that no communities were impaired. Accordingly, no impairment charges were recorded during the three months ended June 30, 2013. During the same period of 2012, we recorded impairment charges of $1.9 million. There were no impairment charges recorded during the nine months ended June 30, 2013, compared to $2.6 million recorded in the same period of 2012. The overall improvement of housing industry conditions and our increased profitability have significantly reduced the number of our communities and carrying value of inventories that had indicators of potential impairment during fiscal 2013.

As we evaluate specific community pricing and incentives, construction and development plans and our overall land sale strategies, or if conditions in the broader economy, homebuilding industry or specific markets in which we operate worsen, we may be required to evaluate additional communities for potential impairment. These evaluations could result in impairment charges.

During the three months ended June 30, 2013 and 2012, we wrote off $0.8 million and $0.6 million, respectively, of earnest money deposits and land option costs related to land option contracts which are not expected to be acquired. During the nine months ended June 30, 2013 and 2012, we wrote off $4.0 million and $2.1 million, respectively, of these deposits and costs. At June 30, 2013, outstanding earnest money deposits associated with our portfolio of land and lot option purchase contracts totaled $39.4 million.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased by 23% to $167.5 million and by 21% to $463.3 million in the three and nine months ended June 30, 2013, respectively, from $136.4 million and $382.9 million in the same periods of 2012. As a percentage of homebuilding revenues, SG&A expense decreased 200 basis points to 10.2% and 210 basis points to 10.9% in the three and nine months ended June 30, 2013, respectively, from 12.2% and 13.0% in the comparable periods of 2012. These improvements in SG&A expenses as a percentage of revenues are due to increases in both the volume and the average selling prices of our homes closed, combined with our efforts to keep the growth in overhead expenses at a lower level than the growth in home closings volume.

The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 66% of SG&A costs in both the three and nine months ended June 30, 2013 and 64% in the same periods of fiscal 2012. These costs increased by 27% to $111.1 million and by 25% to $305.8 million in the three and nine months ended June 30, 2013, respectively, mainly due to an increase in our number of employees and an increase in the level of incentive compensation related to the significant increases in revenues and profitability in the current periods as compared to the prior year periods. Our homebuilding operations employed approximately 3,410 and 2,565 employees at June 30, 2013 and 2012, respectively.

Our homebuilding SG&A expense as a percentage of revenues can vary significantly between quarters, depending largely on the fluctuations in quarterly revenue, profit levels and our stock price. Our awards of performance based units to executive management are accounted for as liability awards and are measured quarterly with changes in value recorded in compensation expense within SG&A. Changes in our stock price can cause significant changes in the value of these awards and in our compensation expense. We attempt to adjust our SG&A infrastructure to support our expected volume of closings; however, we cannot make assurances that our actions will permit us to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

Comparing the three months ended June 30, 2013 with the same period of 2012, interest incurred increased 40% to $44.4 million due to a 62% increase in our average debt, primarily as a result of the issuance of senior notes in the past twelve months. Comparing the nine months ended June 30, 2013 with the same period of 2012, interest incurred increased 40% to $125.5 million, due to a 60% increase in our average debt. Interest incurred in both periods increased by a lower percentage than the increase in our average debt as a result of new debt issued at lower interest rates, which reduced our average interest rate as compared to the prior year periods.

We capitalize interest costs incurred to inventory during active development and construction (active inventory). During the current quarter, our active inventory exceeded our debt level and therefore, all interest incurred was capitalized to inventory. As a result, no interest was expensed during the three months ended June 30, 2013 and $7.1 million of interest was expensed during the nine months ended June 30, 2013, compared to $6.9 million and $21.1 million in the same periods of 2012. Interest amortized to cost of sales declined to 2.2% and 2.4% of total home and land/lot cost of sales in the three and nine months ended June 30, 2013, respectively, from 2.7% in the same periods of 2012 as a result of the decrease in interest capitalized as a percentage of our active inventory from the prior year periods due to a decrease in the average interest rate on our outstanding debt and the growth in our active inventory.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $3.8 million and $10.3 million in the three and nine months ended June 30, 2013, respectively, compared to $2.6 million and $8.2 million in the same periods of 2012. Other income consists of interest income, rental income and various other types of income not directly associated with our core homebuilding activities.

Homebuilding Results by Reporting Region

	Three Months Ended June 30,
	2013			2012
	Homebuilding Revenues	Homebuilding Income Before Income Taxes (1)	% of Region Revenues	Homebuilding Revenues	Homebuilding Income Before Income Taxes (1)	% of Region Revenues
	(In millions)
East	$163.3	$11.4	7.0%	$140.6	$3.0	2.1%
Midwest	147.6	15.6	10.6%	88.5	0.7	0.8%
Southeast	425.6	48.5	11.4%	241.4	11.4	4.7%
South Central	414.5	44.7	10.8%	306.7	23.7	7.7%
Southwest	86.1	7.7	8.9%	71.3	4.9	6.9%
West	407.4	57.5	14.1%	267.7	14.6	5.5%
	$1,644.5	$185.4	11.3%	$1,116.2	$58.3	5.2%

	Nine Months Ended June 30,
	2013			2012
	Homebuilding Revenues	Homebuilding Income Before Income Taxes (1)	% of Region Revenues	Homebuilding Revenues	Homebuilding Income (Loss) Before Income Taxes (1)	% of Region Revenues
	(In millions)
East	$454.4	$26.9	5.9%	$393.0	$9.2	2.3%
Midwest	329.9	23.5	7.1%	217.9	(7.4)	(3.4)%
Southeast	1,050.3	96.1	9.1%	651.5	26.9	4.1%
South Central	1,089.1	102.4	9.4%	833.2	52.1	6.3%
Southwest	241.0	24.6	10.2%	180.9	9.6	5.3%
West	1,103.4	129.5	11.7%	660.9	27.6	4.2%
	$4,268.1	$403.0	9.4%	$2,937.4	$118.0	4.0%
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

East Region — Homebuilding revenues increased 16% in both the three and nine months ended June 30, 2013, respectively, from the comparable periods of 2012, due to an increase in the average selling price and the number of homes closed in the majority of the region's markets. The largest increases in closings volume occurred in our South Carolina and New Jersey markets. The region reported pre-tax income of $11.4 million and $26.9 million in the three and nine months ended June 30, 2013, respectively, compared to $3.0 million and $9.2 million for the same periods of 2012, primarily as a result of increases in revenues and gross profit. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased 350 and 280 basis points in the three and nine months ended June 30, 2013, respectively, compared to the same periods of 2012. As a percentage of homebuilding revenues, SG&A expenses decreased by 10 basis points in the three months ended June 30, 2013, compared to the prior year. For the nine months ended June 30, 2013, SG&A expenses increased by 10 basis points, compared to the prior year period, due to an increase in employee compensation and related costs.

Midwest Region — Homebuilding revenues increased 67% and 51% in the three and nine months ended June 30, 2013, respectively, from the comparable periods of 2012, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. All of our markets in the region contributed fairly evenly to the increases in closings volume during both three and nine month periods. The region reported pre-tax income of $15.6 million and $23.5 million in the three and nine months ended June 30, 2013, respectively, compared to pre-tax income of $0.7 million and a pre-tax loss of $7.4 million for the same periods of 2012, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 560 and 590 basis points in the three and nine months ended June 30, 2013, respectively, compared to the same periods of 2012. The three and nine months ended June 30, 2013 benefited from reimbursements received from subcontractors of $2.7 million and $7.6 million, respectively, related to legal claim settlements in our Denver market. As a percentage of homebuilding revenues, SG&A expenses decreased by 370 and 400 basis points in the three and nine months ended June 30, 2013, respectively, compared to the prior year periods, due to the increase in revenues.

Southeast Region — Homebuilding revenues increased 76% and 61% in the three and nine months ended June 30, 2013, respectively, from the comparable periods of 2012, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. The increase in home closings in our Atlanta, Huntsville, Jacksonville, Orlando and Southwest Florida markets contributed most to the overall increase in the region. The acquisition of Breland Homes in August 2012 contributed 193 and 520 homes closed and $39.9 million and $107.9 million in homebuilding revenues to the region's operating results in the three and nine months ended June 30, 2013, respectively. The region reported pre-tax income of $48.5 million and $96.1 million in the three and nine months ended June 30, 2013, respectively, compared to $11.4 million and $26.9 million for the same periods of 2012, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 340 and 310 basis points in the three and nine months ended June 30, 2013, compared to the same periods of 2012. As a percentage of homebuilding revenues, SG&A expenses decreased by 220 and 130 basis points in the three and nine months ended June 30, 2013, respectively, compared to the prior year periods, due to the increase in revenues.

South Central Region — Homebuilding revenues increased 35% and 31% in the three and nine months ended June 30, 2013, respectively, from the comparable periods of 2012, due to an increase in the number of homes closed, as well as an increase in the average selling price in the majority of the region’s markets. The increase in home closings in our Dallas and Houston markets contributed most to the overall increase in the region. The region reported pre-tax income of $44.7 million and $102.4 million in the three and nine months ended June 30, 2013, respectively, compared to $23.7 million and $52.1 million for the same periods of 2012, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 170 and 150 basis points in the three and nine months ended June 30, 2013, respectively, compared to the same periods of 2012. As a percentage of homebuilding revenues, SG&A expenses decreased by 110 and 130 basis points in the three and nine months ended June 30, 2013, respectively, compared to the prior year periods, due to the increase in revenues.

Southwest Region — Homebuilding revenues increased 21% and 33% in the three and nine months ended June 30, 2013, respectively, from the comparable periods of 2012, primarily due to an increase in the number of homes closed in our Arizona markets in the nine month period. The region reported pre-tax income of $7.7 million and $24.6 million in the three and nine months ended June 30, 2013, respectively, compared to $4.9 million and $9.6 million for the same periods of 2012, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 30 and 220 basis points in the three and nine months ended June 30, 2013, respectively, compared to the same periods of 2012. The three-month period included a construction defect settlement in the Phoenix market which limited the region's improvement in gross profit percentage. As a percentage of homebuilding revenues, SG&A expenses decreased by 140 and 240 basis points in the three and nine months ended June 30, 2013, respectively, compared to the prior year periods, due to the increase in revenues.

West Region — Homebuilding revenues increased 52% and 67% in the three and nine months ended June 30, 2013, respectively, from the comparable periods of 2012, primarily due to an increase in the number of homes closed in the majority of the region's markets. The increase in home closings in our Las Vegas, Portland and Southern California markets contributed most to the overall increase in the region. The region reported pre-tax income of $57.5 million and $129.5 million in the three and nine months ended June 30, 2013, respectively, compared to $14.6 million and $27.6 million for the same periods of 2012, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 540 and 310 basis points in the three and nine months ended June 30, 2013, respectively, compared to the same periods of 2012. As a percentage of homebuilding revenues, SG&A expenses decreased by 320 and 440 basis points in the three and nine months ended June 30, 2013, respectively, compared to the prior year periods, due to the increase in revenues.

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

The following is a summary of our land and lot position and homes in inventory at June 30, 2013 and September 30, 2012:

	As of June 30, 2013				As of September 30, 2012
	Land/Lots Owned	Lots Controlled Under Land and Lot Option Purchase Contracts (1)	Total Land/Lots Owned and Controlled	Homes in Inventory	Land/Lots Owned	Lots Controlled Under Land and Lot Option Purchase Contracts (1)	Total Land/Lots Owned and Controlled	Homes in Inventory
East	14,500	6,800	21,300	2,100	11,600	7,100	18,700	1,500
Midwest	5,300	2,300	7,600	1,000	5,000	1,100	6,100	800
Southeast	33,200	23,900	57,100	5,400	24,900	20,500	45,400	3,400
South Central	40,300	22,100	62,400	5,500	25,700	22,300	48,000	4,200
Southwest	6,000	5,900	11,900	1,200	5,200	4,200	9,400	1,000
West	24,300	5,200	29,500	2,300	22,200	2,900	25,100	2,100
	123,600	66,200	189,800	17,500	94,600	58,100	152,700	13,000
	65%	35%	100%		62%	38%	100%
______________

(1)
Excludes approximately 3,200 and 5,200 lots at June 30, 2013 and September 30, 2012, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contracts have yet to be terminated. We have reserved the deposits related to these contracts.

At June 30, 2013, we owned or controlled approximately 189,800 lots, compared to approximately 152,700 lots at September 30, 2012. We increased our owned and controlled lot position during the nine-month period in each of our regions as market conditions and housing demand improved. Of the 189,800 total lots, we controlled approximately 66,200 lots with a total remaining purchase price of approximately $2.1 billion through land and lot option purchase contracts with a total of $39.4 million in earnest money deposits. At June 30, 2013, approximately 30,800 of our owned lots were fully developed and ready for home construction.

We had a total of approximately 17,500 homes in inventory, including approximately 1,300 model homes at June 30, 2013, compared to approximately 13,000 homes in inventory, including approximately 1,100 model homes at September 30, 2012. Of our total homes in inventory, approximately 8,300 and 6,400 were unsold at June 30, 2013 and September 30, 2012, respectively. At June 30, 2013, approximately 2,500 of our unsold homes were completed, of which approximately 400 homes had been completed for more than six months. At September 30, 2012, approximately 2,100 of our unsold homes were completed, of which approximately 400 homes had been completed for more than six months.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and nine months ended June 30, 2013 and 2012:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	3,579	2,952	21%	9,867	7,942	24%
Number of homes closed by D.R. Horton	6,464	4,957	30%	17,289	13,315	30%
DHI Mortgage capture rate	55%	60%		57%	60%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	3,587	2,963	21%	9,905	7,974	24%
Total number of loans originated or brokered by DHI Mortgage	4,166	3,516	18%	11,625	9,580	21%
Captive business percentage	86%	84%		85%	83%
Loans sold by DHI Mortgage to third parties	4,314	3,602	20%	11,586	9,648	20%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(In millions)
Loan origination fees	$5.7	$4.8	19%	$16.1	$13.6	18%
Sale of servicing rights and gains from sale of mortgage loans	32.6	22.7	44%	87.4	50.5	73%
Recourse expense	(0.3)	(2.0)	(85)%	(0.9)	(4.7)	(81)%
Sale of servicing rights and gains from sale of mortgage loans, net	32.3	20.7	56%	86.5	45.8	89%
Other revenues	2.5	1.9	32%	7.3	5.2	40%
Reinsurance expense	(0.1)	—	—%	(0.4)	(1.2)	(67)%
Other revenues, net	2.4	1.9	26%	6.9	4.0	73%
Total mortgage operations revenues	40.4	27.4	47%	109.5	63.4	73%
Title policy premiums, net	7.9	6.4	23%	21.8	17.0	28%
Total revenues	48.3	33.8	43%	131.3	80.4	63%
General and administrative expense	31.3	21.5	46%	84.9	59.9	42%
Interest and other (income) expense	(2.7)	(1.6)	69%	(5.7)	(5.2)	10%
Income before income taxes	$19.7	$13.9	42%	$52.1	$25.7	103%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues (1)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Recourse and reinsurance expense	0.8%	5.6%	1.0%	6.8%
General and administrative expense	64.3%	60.1%	64.0%	69.4%
Interest and other (income) expense	(5.5)%	(4.5)%	(4.3)%	(6.0)%
Income before income taxes	40.5%	38.8%	39.3%	29.8%
______________

(1)	Excludes the effects of recourse and reinsurance charges on financial services revenues.

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three and nine months ended June 30, 2013, total first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 21% and 24%, respectively, due to increases of 30% in the number of homes closed by our homebuilding operations in both periods. The percentage increases in loans originated were lower than the percentage increases in the number of homes closed due to decreases in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) to 55% and 57% in the three and nine months ended June 30, 2013, respectively, from 60%, in the comparable periods of 2012.

Home closings from our homebuilding operations constituted 86% and 85% of DHI Mortgage loan originations in the three and nine months ended June 30, 2013, respectively, compared to 84% and 83% in the comparable periods of 2012. These rates reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased by 20% in both the three and nine months ended June 30, 2013, compared to the same periods of 2012. Virtually all of the mortgage loans originated during the nine months ended June 30, 2013 and mortgage loans held for sale on June 30, 2013 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae). Approximately 48% of the mortgage loans sold by DHI Mortgage during the nine months ended June 30, 2013 were sold to one major financial institution that provided better pricing and execution than other available loan purchasers. On an ongoing basis, we seek to establish additional loan purchase arrangements with multiple institutions. If we are unable to sell mortgage loans to additional purchasers on attractive terms, our ability to originate and sell mortgage loans at competitive prices could be limited, which would negatively affect profitability.

Financial Services Revenues and Expenses

Revenues from the financial services segment increased 43% and 63%, to $48.3 million and $131.3 million in the three and nine months ended June 30, 2013, respectively, from $33.8 million and $80.4 million in the comparable periods of 2012. The volume of loans sold increased 20% in the three and nine months ended June 30, 2013, while revenues from the sale of servicing rights and gains from sale of mortgages increased 44% and 73% during the same periods. Loan sale revenue increased at a higher rate than loan sale volume primarily due to a more competitive marketplace, resulting in an improved execution in the secondary market, as well as an increase in the average loan amount due to an increase in the sales prices of homes closed by our homebuilding operations. Loan origination fees increased 19% and 18% in the three and nine months ended June 30, 2013, respectively, corresponding to increases in the number of loans originated of 18% and 21% during the same periods.

Charges related to recourse obligations were $0.3 million and $0.9 million in the three and nine months ended June 30, 2013, respectively, compared to $2.0 million and $4.7 million in the same periods of 2012. Our loss reserve for loan recourse obligations is estimated based upon an analysis of loan repurchase requests received, our actual repurchases and losses through the disposition of such loans or requests, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional recourse expense may be incurred.

Financial services general and administrative (G&A) expense increased 46% and 42%, to $31.3 million and $84.9 million in the three and nine months ended June 30, 2013, respectively, from the comparable periods of 2012. As a percentage of financial services revenues (excluding the effects of recourse and reinsurance expense), G&A expense was 64.3% and 64.0% in the three and nine months ended June 30, 2013, respectively, compared to 60.1% and 69.4% in the same periods of 2012. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur as some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three and nine months ended June 30, 2013 was $205.1 million and $455.1 million, respectively, compared to $72.2 million and $143.7 million for the same periods of 2012. The difference in our operating results for the current year periods compared to a year ago is due to higher revenues from increased home closings and sales of mortgage loans and higher profit margins in both our homebuilding and financial services businesses.

Income Taxes

Our income tax expense for the three and nine months ended June 30, 2013 was $59.1 million and $131.9 million, respectively, compared to an income tax benefit of $715.6 million and $712.5 million in the same periods of fiscal 2012. The difference between the effective tax rate for the three months ended June 30, 2013 and the federal statutory rate of 35% is primarily due to a reduction of $9.3 million in our unrecognized tax benefits. The reduction was due to the expiration of the statute of limitations for assessment of additional tax for certain years. The differences between the effective tax rates during the three months ended June 30, 2012 and both nine-month periods ended June 30, 2013 and 2012 and the federal statutory rate of 35% are primarily due to reductions in the valuation allowance on our deferred tax assets as described below.

At June 30, 2013 and September 30, 2012, we had deferred tax assets, net of deferred tax liabilities, of $660.6 million and $751.4 million, respectively, offset by valuation allowances of $22.6 million and $41.9 million, respectively. At September 30, 2012, we needed to generate approximately $1.3 billion of pre-tax income in fiscal 2013 and in future periods before our federal net operating loss (NOL) carryforwards expire to realize our federal deferred tax assets. At September 30, 2012, we had federal NOL carryforwards of $310.5 million that expire in fiscal 2030 and 2031.

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

Each quarter, we evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our tax benefits for state net operating loss carryforwards. At March 31, 2013, after considering the impact of significantly improving profits from operations, we concluded that it was more likely than not that we would realize more of our state deferred tax assets on net operating losses before they expire than previously anticipated. We based this conclusion on additional positive evidence related to the actual pre-tax profits achieved during the six months ended March 31, 2013 and higher levels of forecasted profitability for the remainder of fiscal 2013 and in future years. We expect these increased profits to result in a greater realization of our state net operating loss carryforwards before they expire than previously estimated. Accordingly, at March 31, 2013, we reduced the valuation allowance on our state deferred tax assets by $18.7 million to a balance of $23.2 million. We estimated the remaining amount of the valuation allowance at March 31, 2013 based on an analysis of the amount of our net operating loss carryforwards associated with each state in which we conduct business, as compared to our expected level of taxable income under existing apportionment or recognition rules in each state and the carryforward periods allowed in each state's tax code. Because this reduction of the valuation allowance was recognized in an interim period, a portion of the valuation allowance to be reversed is allocated to the remaining interim periods. At June 30, 2013, we reversed $0.6 million of the valuation allowance and expect to reverse an additional $2.3 million of the remaining $22.6 million valuation allowance in the fourth quarter of fiscal 2013. Additionally, approximately $13.0 million of the valuation allowance is attributable to state net operating loss carryforwards that will expire at the end of fiscal 2013, at which time the related unrealized deferred tax asset and valuation allowances will be written off.

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

During the three months ended June 30, 2013, we reduced our unrecognized tax benefits by $9.3 million. The reduction was due to the expiration of the statute of limitations for assessment of additional tax for certain years. A further reduction of $2.4 million in the amount of unrecognized tax benefits and $1.3 million of accrued interest is reasonably possible within the current fiscal year, of which $2.4 million would be reflected as an income tax benefit in the consolidated statement of operations and $1.3 million would result in an adjustment to deferred income taxes.

The American Taxpayer Relief Act of 2012 (Act) was signed into law on January 2, 2013. The Act did not have a material effect on our consolidated financial position, results of operations or cash flows.

CAPITAL RESOURCES AND LIQUIDITY

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to homebuilding market conditions. In response to the improved market conditions and increased demand for our homes, we have increased our investments in homes, finished lots, land and land development to expand our operations and grow our profitability during fiscal 2012 and through the first nine months of fiscal 2013. We intend to maintain adequate liquidity and balance sheet strength, and we regularly evaluate opportunities to access the capital markets.

At June 30, 2013, our ratio of homebuilding debt to total capital was 42.3%, compared to 35.8% at June 30, 2012 and 39.1% at September 30, 2012. The increase in our ratio of homebuilding debt to total capital reflects the issuance of $1.1 billion of senior notes in the past twelve months, partially offset by an increase in equity from net income earned over the same period. Our ratio of net homebuilding debt to total capital (homebuilding notes payable net of cash and marketable securities divided by homebuilding notes payable net of cash and marketable securities plus total equity) was 36.6% at June 30, 2013, compared to 18.3% at June 30, 2012 and 21.4% at September 30, 2012, which reflects the investment of our cash into homebuilding inventories. We intend to maintain our ratio of net homebuilding debt to total capital within or below a range of 40% to 45% over the long term, but we may choose to operate above this range for short-term periods. Therefore, future net homebuilding debt to total capital ratios may be higher than the current level.

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

Homebuilding Capital Resources

Cash and Cash Equivalents — At June 30, 2013, our homebuilding cash and cash equivalents were $607.8 million.

Bank Credit Facility — We have a $600 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit. Letters of credit issued under the facility reduce available borrowing capacity and may total no more than $300 million in the aggregate. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or LIBOR plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2017. At June 30, 2013, there were no borrowings outstanding and $51.2 million of letters of credit issued under the revolving credit facility. We expect to obtain additional commitments from certain of the existing banks in the revolving credit facility to increase the committed capacity of the facility, amend the facility to extend its maturity date by one year and reduce the applicable interest rate margin.

Our revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to our lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At June 30, 2013, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

Secured Letter of Credit Agreements — We have secured letter of credit agreements which require us to deposit cash, in an amount approximating the balance of letters of credit issued, as collateral with the issuing banks. The amount of cash restricted for letters of credit issued under these agreements totaled $7.9 million and $46.2 million at June 30, 2013 and September 30, 2012, respectively. These amounts are included in homebuilding restricted cash on our consolidated balance sheets.

Public Unsecured Debt — In February 2013, we issued $400 million principal amount of 3.625% senior notes due February 15, 2018 and $300 million principal amount of 4.75% senior notes due February 15, 2023, with interest payable semi-annually. The annual effective interest rate of the $400 million senior notes and the $300 million senior notes, after giving effect to the amortization of financing costs is 3.8% and 4.9%, respectively. The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At June 30, 2013, we were in compliance with all of the limitations and restrictions that form a part of the public debt obligations.

On May 1, 2013, we repaid the $171.7 million principal amount of our 6.875% senior notes which were due on that date.

Debt and Equity Repurchase Authorizations — Effective August 1, 2012, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2013. The full amount of each of these authorizations was remaining at June 30, 2013. On July 24, 2013, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock, which replaced the previous authorizations and are effective through July 31, 2014.

Financial Services Capital Resources

Cash and Cash Equivalents — At June 30, 2013, our financial services cash and cash equivalents were $30.2 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. In March 2013, the mortgage repurchase facility was renewed and amended, and new commitments from banks were obtained which increased the total capacity of the facility from $180 million to $300 million. The facility's capacity can be increased to $400 million subject to the availability of additional commitments. The maturity date of the facility is February 28, 2014.

As of June 30, 2013, $331.0 million of mortgage loans held for sale with a collateral value of $311.4 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $91.7 million, DHI Mortgage had an obligation of $219.7 million outstanding under the mortgage repurchase facility at June 30, 2013 at a 2.8% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At June 30, 2013, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the nine months ended June 30, 2013, we used $1.1 billion of cash in our operating activities, compared to $174.0 million in the prior year period. This use of cash compared to the prior period reflects our significant inventory investments during the current year period as we responded to improved market conditions and increased housing demand by expanding our operations in desirable markets. We used $692.1 million of cash to increase our construction in progress and finished home inventory, and we used $1.0 billion of cash to increase our residential land and lot inventory through purchases of land and finished lots and increased land development activity.

Investing Cash Flow Activities

In the nine months ended June 30, 2013, net cash provided by investing activities was $209.0 million, compared to $11.3 million used in investing activities in the prior year period. During the current year period, proceeds from the sale or maturity of securities, net of purchases, totaled $296.5 million, which reflects the sale of all remaining marketable securities in January 2013. Also, during the current year period, we paid $18.6 million to purchase defaulted debt securities collateralized by one residential real estate parcel and have subsequently received principal payments of $1.4 million related to these securities. We also paid $9.4 million to complete our purchase of the homebuilding operations of Breland Homes, acquired in August 2012. Additionally, in the nine months ended June 30, 2013 and 2012, we used $40.6 million and $23.8 million, respectively, to purchase property and equipment, including model home furniture, office and technology equipment and office buildings to support our operations.

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

During the nine months ended June 30, 2013, net cash provided by financing activities was $517.6 million, consisting primarily of note proceeds, partially offset by repayments of notes payable and payments of cash dividends. Proceeds from notes payable of $892.0 million included our issuance of a total of $700 million principal amount of senior notes, draws of $165.0 million on the revolving credit facility and borrowings of $31.9 million under our mortgage repurchase facility. Note repayments of $342.1 million included the maturity of the $171.7 million principal amount of our 6.875% senior notes and repayment of the $165.0 million drawn on the revolving credit facility. During the nine months ended June 30, 2012, financing activities provided $357.6 million of cash, primarily from the issuance of the $350 million principal amount of 4.75% senior notes and borrowings of $30.2 million under our mortgage repurchase facility, partially offset by repayments of notes payable and payments of cash dividends.

During the first quarter of fiscal 2013, our Board of Directors approved total cash dividends of $0.1875 per common share, which included cash dividends of $0.0375 per share and $0.15 per share paid on December 17, 2012 and December 21, 2012, respectively. The cash dividend of $0.15 per share was in lieu of and accelerated the payment of all quarterly dividends that would have otherwise been paid in calendar year 2013. Cash dividends of $0.0375 per share were declared and paid in each quarter of fiscal 2012. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions.

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

At June 30, 2013, our homebuilding operations had outstanding letters of credit of $59.1 million, all of which were cash collateralized, and surety bonds of $671.0 million, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Within the land and lot option purchase contracts at June 30, 2013, there were a limited number of contracts, representing $25.3 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Further discussion of our land option contracts is provided in the “Land and Lot Position and Homes in Inventory” section included herein.

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

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2012, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims, and the majority of our total construction defect reserves consist of the estimated exposure to future claims on previously closed homes. As of September 30, 2012, we had reserves for approximately 170 pending construction defect claims, and no individual existing claim was material to our financial statements. As of June 30, 2013, we have reserves for approximately 170 pending construction defect claims, and no individual existing claim is material to our financial statements. During the nine months ended June 30, 2013, we established reserves for approximately 60 new construction defect claims and resolved 60 construction defect claims for a total cost of $27.9 million.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in financial services revenues on the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in financial services revenues on the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans and the net fair value change, which for the three and nine months ended June 30, 2013 and 2012 was not significant, is recognized in current earnings. At June 30, 2013, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $536.0 million. Uncommitted IRLCs totaled a notional amount of approximately $377.8 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $199.2 million at June 30, 2013.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2013. The interest rate for our variable rate debt represents the weighted average interest rate of our mortgage repurchase facility at June 30, 2013. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Three Months Ending September 30, 2013	Fiscal Year Ending September 30,							Fair Value at June 30, 2013
		2014	2015	2016	2017	2018	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$10.3	$783.8	$157.8	$542.9	$350.0	$400.0	$650.0	$2,894.8	$3,251.3
Average interest rate	8.5%	8.3%	5.4%	6.4%	5.0%	3.8%	4.7%	5.9%
Variable rate	$219.7	$—	$—	$—	$—	$—	$—	$219.7	$219.7
Average interest rate	2.8%	—%	—%	—%	—%	—%	—%	2.8%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2013 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2011, the Wage and Hour Division (WHD) of the U.S. Department of Labor notified the Company that it was initiating an investigation to determine the Company's compliance with the Fair Labor Standards Act (FLSA) and, to the extent applicable, other laws enforced by WHD. Subsequently, the WHD reviewed various aspects of our employment processes and practices in our corporate office and some of our operating divisions. To date, the WHD has not communicated any violations of labor laws to the Company, and the Company has had no contact from the WHD related to this investigation since December 2012. The Company believes that its business practices are in compliance with the FLSA and other applicable laws enforced by WHD. At this time, the Company cannot predict the outcome or timing of the conclusion of this investigation, nor can it reasonably estimate the potential costs that may be associated with its eventual resolution. Consequently, the Company has not recorded any associated liabilities in the accompanying balance sheet.

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
101
The following financial statements from D.R. Horton, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on July 25, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

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

D.R. HORTON, INC.
Date:	July 25, 2013	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)