Form 10-K
period 2013-09-30
HORTON D R INC /DE/
filed 2013-11-26
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
Commission file number 1-14122
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of March 31, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7,155,332,000 based on the closing price as reported on the New York Stock Exchange.
As of November 20, 2013, there were 330,142,756 shares of the registrant’s common stock, par value $.01 per share, issued and 322,942,685 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) in Part III.

D.R. HORTON, INC. AND SUBSIDIARIES
2013 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

D.R. Horton, Inc. is one of the largest homebuilding companies in the United States. We construct and sell homes through our operating divisions in 27 states and 78 metropolitan markets of the United States, under the names of D.R. Horton, America’s Builder, Emerald Homes and Breland Homes. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Donald R. Horton began our homebuilding business in 1978 in Fort Worth, Texas. In 1991, we were incorporated in Delaware to acquire the assets and businesses of our predecessor companies, which were residential home construction and development companies owned or controlled by Mr. Horton. In 1992, we completed the initial public offering of our common stock. Our company expanded and diversified its operations geographically over the years by investing available capital into our existing homebuilding markets and into start-up operations in new markets, as well as by acquiring other homebuilding companies. Our product offerings across our operating markets are broad and diverse. Our homes range in size from 1,000 to more than 4,000 square feet and in price from $100,000 to more than $1,000,000. For the year ended September 30, 2013, we closed 24,155 homes with an average sales price of approximately $249,400.

Through our financial services operations, we provide mortgage financing and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our 100% owned subsidiary, provides mortgage financing services primarily to our homebuilding customers and generally sells the mortgages it originates and the related servicing rights to third-party purchasers. DHI Mortgage originates loans in accordance with purchaser guidelines and sells substantially all of its mortgage production shortly after origination. Our subsidiary title companies serve as title insurance agents by providing title insurance policies, examination and closing services, primarily to our homebuilding customers.

Our financial reporting segments consist of six homebuilding segments and a financial services segment. Our homebuilding operations are the most substantial part of our business, comprising approximately 97% of consolidated revenues, which totaled $6.3 billion in fiscal 2013. Our homebuilding operations generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. In addition to building traditional single-family detached homes, we also build attached homes, such as town homes, duplexes, triplexes and condominiums. The sale of detached homes generated approximately 91% of home sales revenues in fiscal 2013. Our financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

In addition to our homebuilding and financial services operations, we have ancillary activities that are related to our homebuilding business and real estate holdings, but are not components of our core homebuilding operations. These include the activities of our captive insurance subsidiary and other insurance-related subsidiaries, subsidiaries that own rental properties and collect rental income, and subsidiaries that own income-producing assets such as non-residential real estate, mineral rights and other rights or assets. These ancillary activities and the related income or loss are not significant, either individually or in the aggregate.

Available Information

We make available, as soon as reasonably practicable, on our website, www.drhorton.com, all of our reports required to be filed with the Securities and Exchange Commission (SEC). These reports can be found on the “Investors” page of our website under “SEC Filings” and include our annual and quarterly reports on Form 10-K and 10-Q (including related filings in XBRL format), current reports on Form 8-K, beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. Our SEC filings are also available to the public on the SEC’s website at www.sec.gov, and the public may read and copy any document we file at the SEC’s public reference room located at 100 F Street NE, Washington, D.C. 20549. Further information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. In addition to our SEC filings, our corporate governance documents, including our Code of Ethical Conduct for the Chief Executive Officer, Chief Financial Officer and senior financial officers, are available on the “Investors” page of our website under “Corporate Governance.” Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations department.

Our principal executive offices are located at 301 Commerce Street, Suite 500, Fort Worth, Texas 76102 and our telephone number is (817) 390-8200. Information on or linked to our website is not incorporated by reference into this annual report on Form 10-K unless expressly noted.

OPERATING STRUCTURE AND PROCESSES

Following is an overview of our company's operating structure and the significant processes that support our business controls, strategies and performance.

Homebuilding Markets

Our homebuilding business began in the Dallas/Fort Worth area, which is still one of our largest local homebuilding operations and home to our corporate headquarters. We currently operate in 27 states and 78 markets, which provides us with geographic diversification in our homebuilding inventory investments and our sources of revenues and earnings. We believe our geographic diversification lowers our operational risks by mitigating the effects of local and regional economic cycles, and it also enhances our earnings potential by providing more diverse opportunities to invest in our business.

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

When evaluating new or existing homebuilding markets for purposes of capital allocation, we consider local, market-specific factors, including among others:

•	Economic conditions;

•	Employment levels and job growth;

•	Income level of potential homebuyers;

•	Local housing affordability and typical mortgage products utilized;

•	Market for homes at our targeted price points;

•	Availability of land and lots on acceptable terms;

•	Land entitlement and development processes;

•	Availability of qualified subcontractors;

•	New and secondary home sales activity;

•	Competition; and

•	Prevailing housing products, features, cost and pricing.

Economies of Scale

We are the largest homebuilding company in the United States in fiscal 2013 as measured by number of homes closed, revenues and pre-tax income, and we are also one of the largest builders in many of the markets in which we operate. We believe that our national, regional and local scale of operations provides us with benefits that may not be available to the same degree to some other smaller homebuilders, such as:

•	Greater access to and lower cost of capital, due to our balance sheet strength and our lending and capital markets relationships;

•	Negotiation of volume discounts and rebates from national, regional and local materials suppliers and lower labor rates from certain subcontractors; and

•
Enhanced leverage of our general and administrative activities and higher profit margins, which allow us flexibility to adjust to changes in market conditions and compete effectively in each of our markets.

Decentralized Homebuilding Operations

We view homebuilding as a local business; therefore, most of our direct homebuilding activities are decentralized, which provides flexibility to our local managers on operational decisions. At September 30, 2013, we had 34 separate homebuilding operating divisions, many of which operate in more than one market area. Generally, each operating division consists of a division president; a controller; land entitlement, acquisition and development personnel; a sales manager and sales and marketing personnel; a construction manager and construction superintendents; customer service personnel; a purchasing manager and office staff. We believe that our division presidents and their management teams, who are familiar with local conditions, generally have the best information on which to base many decisions regarding their operations. Our division presidents receive performance based compensation if they achieve targeted financial and operating metrics related to their operating divisions. Following is a summary of our homebuilding activities that are decentralized in our local operating divisions, and the control and oversight functions that are centralized in our regional and corporate offices:

Operating Division Responsibilities

Each operating division is responsible for:

•	Site selection, which involves
— A feasibility study;
— Soil and environmental reviews;
— Review of existing zoning and other governmental requirements;
— Review of the need for and extent of offsite work required to meet local building codes; and
— Financial analysis of the potential project;

•	Negotiating lot option, land acquisition and related contracts;

•	Obtaining all necessary land development and home construction approvals;

•	Selecting land development subcontractors and ensuring their work meets our contracted scopes;

•	Selecting building plans and architectural schemes;

•	Selecting construction subcontractors and ensuring their work meets our contracted scopes;

•	Planning and managing homebuilding schedules;

•	Developing and implementing local marketing and sales plans;

•	Determining the pricing for each house plan in a given community; and

•	Coordinating post-closing customer service and warranty repairs.

Centralized Controls

We centralize many important risk elements of our homebuilding business through our regional and corporate offices. We have four separate homebuilding regional offices. Generally, each regional office consists of a region president, legal counsel, a chief financial officer and limited office support staff. Each of our region presidents and their management teams are responsible for oversight of the operations of a number of homebuilding operating divisions, including:

•	Review and approval of division business plans and budgets;

•	Review of all land and lot acquisition contracts;

•	Review of all business and financial analysis for potential land and lot inventory investments;

•	Oversight of land and home inventory levels;

•	Monitoring division financial and operating performance; and

•	Review of major personnel decisions and division incentive compensation plans.

Our corporate executives and corporate office departments are responsible for establishing our operational policies and internal control standards and for monitoring compliance with established policies and controls throughout our operations. The corporate office also has primary responsibility for direct management of certain key risk elements and initiatives through the following centralized functions:

•	Financing;

•	Cash management;

•	Allocation of capital;

•	Issuance and monitoring of inventory investment guidelines to our operating divisions;

•	Approval and funding of land and lot acquisitions;

•	Monitoring and analysis of margins, costs, profitability and inventory levels;

•	Risk and litigation management;

•	Environmental assessments of land and lot acquisitions;

•	Information technology systems;

•	Accounting and management reporting;

•	Income taxes;

•	Internal audit;

•	Public reporting and investor and media relations;

•	Administration of payroll and employee benefits;

•	Negotiation of national purchasing contracts;

•	Administration of customer satisfaction surveys and reporting of results; and

•	Approval of major personnel decisions and management incentive compensation plans.

Cost Controls

We control construction costs by designing our homes efficiently and by obtaining competitive bids for construction materials and labor. We also competitively bid and negotiate pricing from our subcontractors and suppliers based on the volume of services and products we purchase on a local, regional and national basis. We monitor our land development expenditures and construction costs versus budgets for each house and community, and we review our inventory levels, margins, expenses, profitability and returns for each operating market compared to both its business plan and our performance expectations.

We control overhead costs by centralizing certain accounting and administrative functions and by monitoring staffing and compensation levels. We review other general and administrative costs to identify efficiencies and savings opportunities in our operating divisions and our regional and corporate offices. We also direct many of our promotional activities toward local real estate brokers, which we believe is an efficient use of our advertising expenditures.

Land/Lot Acquisition and Inventory Management

We acquire land after we have completed due diligence and generally after we have obtained the rights (known as entitlements) to begin development or construction work resulting in an acceptable number of residential lots. Before we acquire lots or tracts of land, we complete a feasibility study, which includes soil tests, independent environmental studies, other engineering work and financial analysis. We also evaluate the status of necessary zoning and other governmental entitlements required to develop and use the property for home construction. Although we purchase and develop land primarily to support our homebuilding activities, we may sell land and lots to other developers and homebuilders where we have excess land and lot positions.

We also enter into land/lot option contracts, in which we obtain the right, but generally not the obligation, to buy land or lots at predetermined prices on a defined schedule commensurate with anticipated home closings or planned development. Our option contracts generally are non-recourse, which limits our financial exposure to our earnest money deposited with land and lot sellers and any pre-acquisition due diligence costs we incur. This enables us to control land and lot positions with limited capital investment, which substantially reduces the risks associated with land ownership and development.

We directly acquire almost all of our land and lot positions. We are a party to a small number of joint ventures, all of which are consolidated in our financial statements.

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

Land Development and Home Construction

Substantially all of our land development and home construction work is performed by subcontractors. Subcontractors typically are selected after a competitive bidding process, and are retained for a specific subdivision or series of house plans pursuant to a contract that obligates the subcontractor to complete the scope of work at an agreed-upon price. We employ land development managers and construction superintendents to monitor land development and home construction activities, participate in major design and building decisions, coordinate the activities of subcontractors and suppliers, review the work of subcontractors for quality and cost controls and monitor compliance with zoning and building codes. In addition, our construction superintendents play a significant role in working with our homebuyers by assisting with option selection and home modification decisions, educating buyers on the construction process and instructing buyers on post-closing home maintenance.

Our home designs are selected or prepared in each of our markets to appeal to the tastes and preferences of local homebuyers in each community. We offer optional interior and exterior features to allow homebuyers to enhance the basic home design and to allow us to generate additional revenues from each home sold. We continually adjust our product offerings to address our customers’ expectations for affordability, home size and features. Construction time for our homes depends on the availability of labor, materials and supplies, the weather, the size of the home and other factors. We complete the construction of most homes within three to six months.

We typically do not maintain significant inventories of land development or construction materials, except for work in progress materials for active development projects and homes under construction. Generally, the construction materials used in our operations are readily available from numerous sources. We have contracts exceeding one year with certain suppliers of building materials that are cancelable at our option. As housing demand and land development and home construction activity increased in fiscal 2012 and 2013, we experienced some temporary shortages and delays of materials and labor in some of our operating markets, none of which had a material effect on our consolidated operating results.

Marketing and Sales

We market and sell our homes primarily through commissioned employees, and the majority of our home closings also involve an independent real estate broker. We typically conduct home sales from sales offices located in furnished model homes in each subdivision, and we generally do not offer our model homes for sale until the completion of a subdivision. Our sales personnel assist prospective homebuyers by providing floor plans and price information, demonstrating the features and layouts of model homes and assisting with the selection of options and other custom features. We train and inform our sales personnel as to the availability of financing, construction schedules, and marketing and advertising plans. As market conditions warrant, we may provide potential homebuyers with one or more of a variety of incentives, including discounts and free upgrades, to be competitive in a particular market.

We market our homes and communities to prospective homebuyers and real estate brokers through electronic media, including email, social networking sites and our company website, as well as brochures, flyers, newsletters and promotional events. We also use billboards, radio, television, magazine and newspaper advertising as necessary in each local market. We attempt to position our subdivisions in locations that are desirable to potential homebuyers and convenient to or visible from local traffic patterns, which helps to reduce advertising costs. Model homes play a substantial role in our marketing efforts, and we expend significant effort and resources to create an attractive atmosphere in our model homes.

We also build speculative homes in most of our subdivisions. These homes enhance our marketing and sales efforts to prospective homebuyers who are relocating to these markets, as well as to independent brokers, who often represent homebuyers requiring a home within a short time frame. We determine our speculative homes strategy in each market based on local market factors, such as new job growth, the number of job relocations, housing demand and supply, seasonality, current sales contract cancellation trends and our past experience in the market. We maintain a level of speculative home inventory in each subdivision based on our current and planned sales pace, and we monitor and adjust speculative home inventory on an ongoing basis as conditions warrant. Speculative homes help to provide us with opportunities to compete effectively with existing homes available in the market and improve our profits and returns on our inventory of owned lots.

Sales Contracts and Backlog

Our sales contracts require an earnest money deposit which varies in amount across our markets and subdivisions. Additionally, customers are generally required to pay additional deposits when they select options or upgrade features for their homes. Our sales contracts include a financing contingency which permits customers to cancel and receive a refund of their deposit if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified period. Our contracts may include other contingencies, such as the sale of an existing home. Most of our sales contracts stipulate that when customers cancel their contracts with us, we have the right to retain their earnest money and option deposits; however, our operating divisions often choose to refund the deposit.

Sales order backlog represents homes under contract but not yet closed at the end of the period. At September 30, 2013, the value of our backlog of sales orders was $2,210.1 million (8,205 homes), an increase of 33% from $1,667.9 million (7,240 homes) at September 30, 2012. The average sales price of homes in backlog was $269,400 at September 30, 2013, up 17% from the $230,400 average at September 30, 2012. Many of the contracts in our sales order backlog are subject to contingencies, such as those described above, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations. As a percentage of gross sales orders, cancellations of sales contracts were 24% in both fiscal 2013 and 2012.

The length of time between the signing of a sales contract for a home and delivery of the home to the buyer (closing) is generally from two to six months; therefore, substantially all of the homes in our sales backlog at September 30, 2013 are scheduled to close in fiscal year 2014. Further discussion of our backlog is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of this annual report on Form 10-K.

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

Customer Mortgage Financing

We provide mortgage financing services principally to purchasers of our homes in the majority of our homebuilding markets through our 100% owned subsidiary, DHI Mortgage. DHI Mortgage assists in the sales transaction by coordinating the mortgage application, mortgage commitment and home closing processes to facilitate a timely and efficient home-buying experience for our buyers. DHI Mortgage originates mortgage loans for a substantial portion of our homebuyers. During the year ended September 30, 2013, DHI Mortgage provided mortgage financing services for approximately 56% of our total homes closed, and approximately 86% of DHI Mortgage’s loan volume related to homes closed by our homebuilding operations. Most of our homebuilding divisions also work with a number of additional mortgage lenders that offer a range of mortgage financing programs to our homebuyers.

To limit the risks associated with our mortgage operations, DHI Mortgage originates loan products that we believe can be sold to third-party purchasers. DHI Mortgage sells substantially all of the loans and their servicing rights to third-party purchasers shortly after origination with limited recourse provisions. DHI Mortgage centralizes most of its control and oversight functions, including those related to loan underwriting, quality control, compliance with investor standards and regulatory requirements, secondary marketing of loans, hedging activities, accounting and financial and operational reporting.

Title Services

Through our subsidiary title companies, we serve as a title insurance agent in selected markets by providing title insurance policies, examination and closing services primarily to the purchasers of homes we build and sell. We currently assume little or no underwriting risk associated with these title policies.

Employees

At September 30, 2013, we employed 4,609 persons, of whom 1,104 were sales and marketing personnel, 1,079 were involved in construction, 1,418 were office personnel and 1,008 worked in mortgage and title operations. We believe that we have good relations with our employees.

Acquisitions

We routinely evaluate opportunities to profitably expand our operations, including potential acquisitions of other homebuilding or related businesses. In fiscal 2012, we acquired the homebuilding operations of Breland Homes, and in October 2013, we acquired the homebuilding operations of Regent Homes, Inc. for an estimated $35 million in cash. Regent Homes operates in Charlotte, Greensboro and Winston-Salem, North Carolina. The assets acquired from Regent included approximately 240 homes in inventory, 300 lots and control of approximately 600 additional lots through option contracts, as well as a sales order backlog of 213 homes valued at $31.1 million.

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

Competition

The homebuilding industry is highly competitive. We compete with numerous other national, regional and local homebuilders for homebuyers, desirable properties, raw materials, skilled labor, employees, management talent and financing. We also compete with resales of existing and foreclosed homes and with the rental housing market. Our homes compete on the basis of quality, price, design, mortgage financing terms and location. Our financial services businesses compete with other title companies and mortgage lenders, including national, regional and local mortgage bankers and other financial institutions, some of which are subject to fewer government regulations or have greater access to capital, different lending criteria and broader product offerings.

Governmental Regulation and Environmental Matters

The homebuilding industry is subject to extensive and complex regulations. We and the subcontractors we use must comply with many federal, state and local laws and regulations, including zoning, density and development requirements, building, environmental, advertising, labor and real estate sales rules and regulations. These regulations and requirements affect substantially all aspects of our land development and home design, construction and sales processes in varying degrees across our markets. Our homes are inspected by local authorities where required, and homes eligible for insurance or guarantees provided by the Federal Housing Administration (FHA) and the Department of Veteran Affairs (VA) are subject to inspection by them. These regulations often provide broad discretion to the administering governmental authorities. In addition, our new housing developments may be subject to various assessments for schools, parks, streets, utilities and other public improvements.

Our homebuilding operations are also subject to an extensive variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health, safety and the environment. The particular environmental laws for each site vary greatly according to location, environmental condition and the present and former uses of the site and adjoining properties.

Our mortgage company and title insurance agencies must comply with extensive federal and state laws and regulations as administered by numerous federal and state government agencies. These include eligibility and other requirements for participation in the programs offered by the FHA, VA, Government National Mortgage Association (Ginnie Mae), Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and the United States Department of Agriculture (USDA). These laws and regulations also require compliance with consumer lending laws and other regulations governing disclosure requirements, prohibitions against discrimination and real estate settlement procedures. These laws and regulations subject our operations to regular, extensive examinations by the applicable agencies.

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again in the future, we generally have more homes under construction, close more homes and have greater revenues and operating income in the third and fourth quarters of our fiscal year. The seasonal activity increases our working capital requirements for our homebuilding operations during our third and fourth fiscal quarters and increases our funding requirements for the mortgages we originate in our financial services segment at the end of these quarters. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year.

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

The homebuilding industry experienced a significant downturn in recent years. Although industry conditions improved during fiscal 2012 and 2013, the general U.S. economy remains weak. A subsequent deterioration in industry conditions could adversely affect our business or financial results.

We experienced one of the most severe housing downturns in U.S. history from 2006 through 2011. During this downturn, we experienced significant reductions in our home sales and homebuilding revenues, and we incurred substantial asset impairments and write-offs. Our recent results and other national data indicate that the overall demand for new homes improved during fiscal 2012 and 2013. However, both national new home sales and our company's home sales remain below historical levels due to the current weak U.S. economic conditions, the restrictive mortgage lending environment and variations in local housing market conditions. A subsequent deterioration in industry conditions could adversely affect our business and financial results.

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

Adverse changes in these general and local economic conditions or deterioration in the broader economy could have a negative impact on our business and financial results. Also, changes in these economic conditions may affect some of our regions or markets more than others. If adverse conditions affect any of our larger markets, they could have a proportionately greater impact on us than on some other homebuilding companies.

In recent years, concerns regarding the U.S. government’s fiscal policies and economic stimulus actions have created uncertainty in the financial markets and caused volatility in interest rates, which has impacted business and consumer confidence. Federal government actions related to economic stimulus, taxation and spending levels, borrowing limits, potential government shutdowns, the implementation of federal healthcare legislation and the related political debates, conflicts and compromises associated with such actions may negatively impact the financial markets and consumer confidence and spending, which could hurt the U.S. economy and the housing market. Such events could adversely affect our homebuilding and financial services businesses and operating results.

Weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, volcanic activity, droughts and floods, can harm our homebuilding business. These can delay our development work, home construction and home closings, adversely affect the cost or availability of materials or labor or damage homes under construction. The climates and geology of many of the states in which we operate, including California, Florida, Texas and other coastal areas, where we have some of our larger operations, present increased risks of adverse weather or natural disasters.

Deployments of U.S. military personnel to foreign regions, terrorist attacks, other acts of violence or threats to national security and any corresponding response by the United States or others, or related domestic or international instability, may cause an economic slowdown in the markets where we operate, which could adversely affect our homebuilding business.

If we experience any of the foregoing, potential customers may be less willing or able to buy our homes. In the future, our pricing and product strategies may also be limited by market conditions. We may be unable to change the mix of our home offerings, reduce the costs of the homes we build, offer more affordable homes or satisfactorily address changing market conditions in other ways without adversely affecting our profit margins. In addition, cancellations of home sales contracts in backlog may increase if homebuyers do not honor their contracts due to any of the factors discussed above.

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

During much of the recent housing downturn, the credit markets constricted and reduced some sources of liquidity that were previously available to us. Consequently, we focused on generating substantial operating cash flow, and we relied principally on our cash on hand to meet our working capital needs and repay outstanding indebtedness during those years. There likely will be periods in the future when financial market upheaval will increase our cost of capital or limit our ability to access the public debt markets or obtain bank financing.

We have a revolving credit facility, which currently provides committed loan financing through September 7, 2018 in an amount totaling $725 million. Also, our mortgage subsidiary uses a $300 million mortgage repurchase facility to finance many of the loans it originates. The mortgage repurchase facility must be renewed annually and currently expires on February 28, 2014. We expect to renew and extend the term of the mortgage repurchase facility on similar terms prior to its maturity. Adverse changes in market conditions could make the renewal of this facility more difficult or could result in an increase in the cost of the facility or a decrease in its committed availability. Such changes affecting our mortgage repurchase facility may also make it more difficult or costly to sell the mortgages that we originate.

We believe that our existing cash resources, our revolving credit facility and our mortgage repurchase facility provide sufficient liquidity to fund our near-term working capital needs and debt obligations. We regularly assess our projected capital requirements to fund future growth in our business, repay our longer-term debt obligations, and support our other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. As market conditions permit, we may issue new debt or equity securities through the public capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. Adverse changes in economic, homebuilding or capital market conditions could negatively affect our business, liquidity and financial results.

Reductions in the availability of mortgage financing and the liquidity provided by government-sponsored enterprises, the effects of government programs, a decrease in our ability to sell mortgage loans on attractive terms or an increase in mortgage interest rates could adversely affect our business or financial results.

During the last seven years, the mortgage lending industry has experienced significant change and contraction. Credit requirements have tightened and investor demand for mortgage loans and mortgage-backed securities has been predominantly limited to securities backed by Fannie Mae, Freddie Mac or Ginnie Mae. As a result, it is difficult for some potential buyers to finance the purchase of our homes. Further tightening of credit requirements could adversely affect our business or financial results.

We believe that the liquidity provided by Fannie Mae, Freddie Mac and Ginnie Mae to the mortgage industry has been very important to the housing market. Fannie Mae and Freddie Mac have required substantial injections of capital from the federal government and may require additional government support in the future. There has been ongoing discussion by the government with regard to the long term structure and viability of Fannie Mae and Freddie Mac. These discussions include the downsizing of their portfolios as well as the tightening of guidelines for their loan products. In addition, increased lending volume and losses insured by the FHA have resulted in a reduction of its insurance fund. Any reduction in the availability of the financing or insuring provided by these institutions could adversely affect interest rates, mortgage availability and sales of new homes and mortgage loans. The FHA insures mortgage loans that generally have lower credit requirements and is an important source for financing the sale of our homes. In recent years, more restrictive guidelines have been placed on FHA insured loans, affecting minimum down payment and availability for condominium financing. Also in recent years, the FHA has raised the premium charged to borrowers for insuring loans, which has increased the cost of FHA financing. Additional future restrictions or premium increases may negatively affect the availability or affordability of FHA financing, which could adversely affect our ability to sell homes.

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

The mortgage loans originated by our financial services operations are generally sold to third-party purchasers. During fiscal 2013, approximately 44% of our mortgage loans were sold to one major financial institution. On an ongoing basis, we seek to establish additional loan purchase arrangements with multiple institutions. If we are unable to sell mortgage loans to additional purchasers on attractive terms, our ability to originate and sell mortgage loans at competitive prices could be limited, which would negatively affect our profitability.

Even if potential customers do not need financing, changes in the availability of mortgage products may make it more difficult for them to sell their current homes to potential buyers who need financing.

Mortgage rates are currently low as compared to most historical periods. If interest rates increase, the costs of owning a home will be affected, which could result in a decline in the demand for our homes.

The risks associated with our land and lot inventory could adversely affect our business or financial results.

Inventory risks are substantial for our homebuilding business. During fiscal 2012 and 2013, we increased our investments in land and lot inventories in response to increased demand for our homes. There are risks inherent in controlling, owning and developing land. If housing demand declines, we may not be able to build and sell homes profitably in some of our communities, and we may not be able to fully recover the costs of some of the land and lots we own. Also, the values of our owned undeveloped land, building lots and housing inventories may fluctuate significantly due to changes in market conditions. As a result, our deposits for building lots controlled under option or similar contracts may be put at risk, we may have to sell homes or land for a lower profit margin or we may have to record inventory impairment charges on our developed and undeveloped land and lots. A significant deterioration in economic or homebuilding industry conditions may result in substantial inventory impairment charges.

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

Based on the large number of homes we have sold over the years, our potential liabilities related to warranty and construction defect claims are significant. As a consequence, we maintain product liability insurance, and we obtain indemnities and certificates of insurance from subcontractors covering claims related to their workmanship and materials. We establish warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all of our future warranty and construction defect claims. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of product liability insurance for construction defects is limited and costly. We have responded to increases in insurance costs and coverage limitations by increasing our self-insured retentions and claim reserves. There can be no assurance that coverage will not be further restricted or become more costly. If costs to resolve our future warranty and construction defect claims exceed our estimates, our financial results and liquidity could be adversely affected.

Supply shortages and other risks related to acquiring land, building materials and skilled labor could increase our costs and delay deliveries.

The homebuilding industry has from time to time experienced significant difficulties that can affect the cost or timing of construction, including:

•	difficulty in acquiring land suitable for residential building at affordable prices in locations where our potential customers want to live;

•	shortages of qualified subcontractors;

•	reliance on local subcontractors, manufacturers and distributors who may be inadequately capitalized;

•	shortages of materials; and

•	volatile increases in the cost of materials, particularly increases in the price of lumber, drywall and cement, which are significant components of home construction costs.

These factors may cause us to take longer or incur more costs to build our homes and adversely affect our revenues and margins. If the level of new home demand increases significantly in future periods, the risk of shortages in residential lots, labor and materials available to the homebuilding industry could increase in some markets where we operate.

We are required to obtain performance bonds, the unavailability of which could adversely affect our results of operations and cash flows.

We often are required to provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.

Increases in the costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or financial results.

Significant expenses of owning a home, including mortgage interest and real estate taxes, generally are deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to various limitations under current tax law and policy. If the federal government or a state government changes its income tax laws, as has been discussed from time to time, to eliminate or substantially modify these income tax deductions, the after-tax cost of owning a new home would increase for many of our potential customers. The loss or reduction of homeowner tax deductions, if such tax law changes were enacted without offsetting provisions, could adversely affect demand for and sales prices of new homes.

In addition, increases in property tax rates by local governmental authorities, as experienced in some areas in response to reduced federal and state funding, could adversely affect the amount of financing our potential customers could obtain or their desire to purchase new homes.

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

The subcontractors we rely on to perform the actual construction of our homes are also subject to a significant number of local, state and federal laws and regulations, including laws involving matters that are not within our control. If the subcontractors who construct our homes fail to comply with all applicable laws, we can suffer reputational damage, and may be exposed to possible liability.

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

Our financial services operations are subject to a significant number of federal, state and local laws and regulations, any of which may limit our ability to provide mortgage financing or title services to potential purchasers of our homes. These include eligibility requirements for participation in federal loan programs, compliance with consumer lending laws and other regulations governing disclosure requirements, prohibitions against discrimination, real estate settlement procedures and foreclosure and servicing policies. Additionally, the turmoil caused by the significant number of defaults and resulting foreclosures during the housing downturn has encouraged consumer lawsuits and the investigation of financial services industry practices by various governmental authorities. These governmental inquiries could result in changes in regulations and in the practices of the financial services and homebuilding industries, and they could adversely affect the costs and financial results of financial services and homebuilding companies.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted to provide for a number of new requirements related to residential mortgage lending practices. In 2011, the Consumer Financial Protection Bureau (CFPB) was created to regulate consumer protection with regard to financial products and services. In January 2013, the CFPB proposed a number of new rules to become effective in January 2014, including but not limited to rules regarding the creation and definition of a “Qualified Mortgage” (QM), rules for lender practices regarding assessing borrowers’ ability to repay, and limitations on certain fees and incentive arrangements. The effects of these rules upon their adoption could affect the availability and cost of mortgage credit. Other requirements provided for by the Dodd-Frank Act have not yet been finalized or implemented. The effect of such provisions on our financial services business will depend on the rules that are ultimately enacted.

We have substantial amounts of consolidated debt and may incur additional debt, and our debt obligations and ability to comply with related covenants, restrictions or limitations could adversely affect our financial condition.

As of September 30, 2013, our consolidated debt was $3,509.0 million. We have $1,030.8 million principal amount of our debt maturing before the end of fiscal 2014, of which $500 million is in the form of convertible senior notes that will mature on May 15, 2014 and are convertible into approximately 38.6 million shares of our common stock at a conversion price of $12.96 per share. The indentures governing our senior and convertible senior notes impose restrictions on our and our guarantor subsidiaries' ability to incur debt secured by certain assets. However, the indentures do not restrict the incurrence of future unsecured debt by us or our guarantor subsidiaries or the incurrence of debt, whether secured or unsecured, by our financial services or other non-guarantor subsidiaries. Additionally, the agreement governing our revolving credit facility allows us to incur a substantial amount of future secured and unsecured debt.

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

Revolving credit facility. Our revolving credit facility contains financial covenants requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. A failure to comply with these requirements could allow the lending banks to terminate the availability of funds under our revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity.

Mortgage repurchase facility and other restrictions. The mortgage repurchase facility for our mortgage subsidiary requires the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a minimum level of liquidity by our mortgage subsidiary. A failure to comply with these requirements could allow the lending banks to terminate the availability of funds to the mortgage subsidiary or cause their debt to become due and payable prior to maturity. Any difficulty experienced in complying with these covenants could make the renewal of the facility more difficult or costly.

In addition, although our financial services business is conducted through subsidiaries that are not restricted by our indentures, the ability of our financial services subsidiaries to provide funds to our homebuilding operations would be restricted in the event such distribution of funds would cause an event of default under the mortgage repurchase facility or if an event of default had occurred under this facility. Moreover, our right to receive assets from these subsidiaries upon their liquidation or recapitalization would be subject to the prior claims of the creditors of these subsidiaries. Any claims we may have to the funds of our financial services subsidiaries would be subordinate to subsidiary indebtedness to the extent of any security for such indebtedness and to any indebtedness otherwise recognized as senior to our claims.

Changes in debt ratings. Our senior unsecured debt is currently rated at below investment grade. Any lowering of our debt ratings could make accessing the public capital markets or obtaining additional credit from banks more difficult and/or more expensive.

Change of control purchase options and change of control default. If a change of control occurs as defined in the indentures governing $283.8 million principal amount of our senior notes as of September 30, 2013, we would be required to offer to purchase such notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. In addition, upon the occurrence of both a change of control and a ratings downgrade event, each as defined in the indenture governing $1.8 billion principal amount of our senior notes as of September 30, 2013, we will be required in certain circumstances to offer to repurchase such notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. If a fundamental change, including a change of control, occurs as defined in the indenture governing our convertible senior notes, which constituted $500 million principal amount as of September 30, 2013, we would be required to offer to purchase such notes at par, together with all accrued and unpaid interest, if any. Moreover, a change of control (as defined in our revolving credit facility) would constitute an event of default under our revolving credit facility, which could result in the acceleration of any borrowings outstanding under our revolving credit facility, a requirement to cash collateralize all letters of credit outstanding thereunder and the termination of the commitments thereunder. If more than $50 million outstanding under our revolving credit facility were accelerated and such acceleration were not rescinded within 30 days, an event of default would result under the indentures governing our senior notes, entitling holders of at least 25 percent in principal amount of the relevant series of notes then outstanding by notice to us and the trustee, to declare all such notes to be due and payable immediately. If purchase offers were required under the indentures for such notes or the borrowings under our revolving credit facility or senior notes were accelerated, we can give no assurance that we would have sufficient funds to pay the amounts that we would be required to purchase.

Homebuilding and financial services are very competitive industries, and competitive conditions could adversely affect our business or financial results.

The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled labor. We compete with local, regional and national homebuilders, often within larger subdivisions designed, planned and developed by such homebuilders. We also compete with existing home sales, foreclosures and rental properties. The competitive conditions in the homebuilding industry can negatively affect our sales volumes, selling prices and incentive levels, reduce our profit margins, and cause impairments in the value of our inventory or other assets. Competition can also affect our ability to acquire suitable land, raw materials and skilled labor at acceptable prices or terms, or cause delays in the construction of our homes.

Our financial services business competes with other title companies and mortgage lenders, including national, regional and local mortgage banks and other financial institutions, some of which are subject to fewer government regulations. Mortgage lenders who are subject to fewer regulations or have greater access to capital or different lending criteria may be able to offer more attractive financing to potential customers.

Our homebuilding and financial services businesses compete with other companies across all industries to attract and retain highly skilled and experienced employees, managers and executives. Competition for the services of these individuals will likely increase as business conditions improve in the homebuilding and financial services industries or in the general economy. If we are unable to attract and retain key employees, managers or executives, our business could be adversely affected.

We cannot make any assurances that our growth strategies or acquisitions will be successful or not expose us to additional risks.

We have primarily focused on internal growth in recent years by increasing our investments in land, lot and home inventories in our existing homebuilding markets. We have also expanded our business through selected investments in new geographic markets. Investments in land, lots and home inventories can expose us to risks of economic loss and inventory impairments if housing conditions weaken or if we are unsuccessful in implementing our growth strategies.

Additionally, we acquired the homebuilding operations of one company in fiscal 2012 and another company in October 2013, and we may make strategic acquisitions of other homebuilding companies or their assets in the future. Such acquisitions have similar risks as our other investments in land, lots and home inventories, but they also require the integration of the acquired operations and management. We can give no assurance that we will be able to successfully identify, acquire and integrate strategic acquisitions in the future. Acquisitions can result in dilution to existing stockholders if we issue our common stock as consideration, or reduce our liquidity or increase our debt if we fund them with cash. In addition, acquisitions can expose us to valuation risks, including the risk of writing off goodwill or impairing inventory and other assets related to such acquisitions. The risk of goodwill and asset impairments increases during a cyclical housing downturn when our profitability may decline, as evidenced by the goodwill and asset impairment charges we recognized during the recent downturn.

Our business could be adversely affected by the loss of key personnel.

We rely on our key personnel to effectively operate and manage our homebuilding and financial services businesses. Specifically, our success depends heavily on the performance of our homebuilding division and region presidents and their management teams, our financial services management team, our corporate office management teams and our executive officers. These key personnel have significant experience and skills in the homebuilding and financial services industries, as well as leadership and management abilities that are important to our success. We seek to have succession plans in the event we lose the services of our key personnel. However, if we lose the services of key personnel and our succession planning and implementation efforts are unsuccessful, our business could be adversely affected.

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

Our deferred income tax assets may not be fully realizable.

As of September 30, 2013, we had deferred income tax assets, net of deferred tax liabilities, of $617.6 million, against which we provided a valuation allowance of $31.0 million. The realization of all or a portion of our deferred income tax assets is dependent upon the generation of future taxable income during the statutory carryforward periods and in the jurisdictions in which the related temporary differences become deductible. We have provided the valuation allowance against our net deferred income tax assets because it is more likely than not that a portion of our state net operating loss carryforwards will not be realized due to the more limited carryforward periods that exist in certain states. The accounting for deferred income taxes is based upon estimates of future results. A housing industry downturn or other adverse situations that negatively affect our future taxable income could result in the need for us to record a larger valuation allowance against our net deferred income tax assets. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Changes in tax laws also affect actual tax results and the valuation of deferred income tax assets. Specifically, a decrease in income tax rates would result in a decrease in our deferred tax assets and a corresponding charge to income tax expense.

Information technology failures and data security breaches could harm our business.

We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, significant systems failures and electrical outages in the past. A material breach in the security of our information technology systems or other data security controls could include the theft or release of customer, employee or company data. In February 2012, we experienced a software security breach by unknown external sources in our Internet Loan Prequalification System. We investigated the breach with the assistance of information technology security experts and with local and federal law enforcement. Our investigations produced no evidence that any of our customers’ data was actually accessed or exported from our systems. A security breach such as the one we experienced, a significant and extended disruption in the functioning of our information technology systems or a breach of any of our data security controls could damage our reputation and cause us to lose customers, adversely impact our sales and revenue and require us to incur significant expense to address and remediate or otherwise resolve these kinds of issues. The release of confidential information as a result of a security breach may also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business. We may also be required to incur significant costs to protect against damages caused by these information technology failures or security breaches in the future. We routinely utilize information technology security experts to assist us in our evaluations of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures to protect our systems and data. However, we cannot provide assurances that a security breach, cyber-attack, data theft or other significant systems or security failures will not occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In addition to our inventories of land, lots and homes, we own office buildings totaling approximately 520,000 square feet, and we lease approximately 515,000 square feet of office space under leases expiring through December 2019. These properties are located in our various operating markets to house our homebuilding and financial services operating divisions and our regional and corporate offices.

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

	Year Ended September 30, 2013			Year Ended September 30, 2012
	High	Low	Declared Dividends	High	Low	Declared Dividends
1st Quarter	$22.32	$17.71	$0.1875	$12.89	$8.03	$0.0375
2nd Quarter	25.56	20.02	—	16.45	12.74	0.0375
3rd Quarter	27.75	19.94	—	18.45	13.80	0.0375
4th Quarter	23.20	17.52	—	22.46	16.93	0.0375

As of November 20, 2013, the closing price of our common stock on the NYSE was $19.06, and there were approximately 462 holders of record.

Cash dividends of $0.1875 per common share declared during the first quarter of fiscal 2013 included a quarterly cash dividend of $0.0375 per share and an additional cash dividend of $0.15 per share. The cash dividend of $0.15 per share was in lieu of and accelerated the payment of all quarterly dividends that would have otherwise paid in calendar year 2013. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

During fiscal years 2013, 2012 and 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Effective August 1, 2013, our Board of Directors authorized the repurchase of up to $100 million of our common stock effective through July 31, 2014. All of the $100 million authorization was remaining at September 30, 2013, and no common stock has been repurchased subsequent to September 30, 2013.

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return on D.R. Horton common stock for the last five fiscal years through September 30, 2013, compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The comparison assumes a hypothetical investment in D.R. Horton common stock and in each of the foregoing indices of $100 at September 30, 2008, and assumes that all dividends were reinvested. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

Comparison of Five-Year Cumulative Total Return
Among D.R. Horton, Inc., S&P 500 Index and S&P 500 Homebuilding Index

	Year Ended September 30,
	2008	2009	2010	2011	2012	2013
D.R. Horton, Inc.	$100.00	$89.10	$87.99	$72.50	$167.08	$158.90
S&P 500 Index	$100.00	$93.09	$102.55	$103.73	$135.05	$161.18
S&P 500 Homebuilding Index	$100.00	$83.77	$77.71	$55.39	$153.19	$155.13

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

	Year Ended September 30,
	2013	2012	2011	2010	2009
		(In millions, except per share data)
Operating Data:
Revenues:
Homebuilding	$6,085.9	$4,236.2	$3,549.6	$4,309.7	$3,603.9
Financial Services	173.4	117.8	87.2	90.5	53.7
Gross profit — Homebuilding (1)	1,232.4	743.8	526.3	682.1	65.2
Income (loss) before income taxes:
Homebuilding	592.3	203.7	(7.0)	78.1	(541.3)
Financial Services	65.5	39.2	19.1	21.4	(15.5)
Income tax expense (benefit) (2) (3)	195.1	(713.4)	(59.7)	(145.6)	(7.0)
Net income (loss)	462.7	956.3	71.8	245.1	(549.8)
Net income (loss) per share:
Basic	1.44	3.01	0.23	0.77	(1.73)
Diluted	1.33	2.77	0.23	0.77	(1.73)
Cash dividends declared per common share	0.1875	0.15	0.15	0.15	0.15

	September 30,
	2013	2012	2011	2010	2009
	(In millions)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$936.5	$1,345.7	$1,030.2	$1,607.0	$1,957.3
Inventories	6,197.4	4,165.2	3,449.7	3,449.0	3,666.7
Total assets	8,856.4	7,248.2	5,358.4	5,938.6	6,756.8
Notes payable (4)	3,509.0	2,493.1	1,704.6	2,171.8	3,145.3
Total equity	4,061.4	3,594.7	2,623.5	2,622.9	2,400.6
___________

(1)	Homebuilding gross profit in fiscal 2009 was adversely affected by inventory and land option charges of $407.7 million recorded during the year.

(2)
The income tax benefit in fiscal 2012 reflects a $753.2 million reduction of our deferred tax asset valuation allowance during the year. The income tax benefit in fiscal 2011 was due to receiving a favorable result from the Internal Revenue Service on a ruling request concerning capitalization of inventory costs, and the income tax benefit in fiscal 2010 resulted from a tax law change regarding net operating loss carrybacks.

(3)
At September 30, 2013 we recorded an out-of-period adjustment which increased both our deferred income taxes and the valuation allowance on our deferred income taxes by $23.9 million. The out-of-period adjustment had no impact on our statement of operations during fiscal 2013. Had deferred income taxes related to the state NOL carryforwards of each of our legal entities been reflected at state specific tax rates as of September 30, 2012, our deferred income taxes would have increased by $31.6 million and the corresponding valuation allowance on our deferred income taxes would have increased by $37.6 million. This would have resulted in a decrease in our income tax benefit of $6.0 million in fiscal 2012, which would have reversed and decreased our income tax expense by $6.0 million in fiscal 2013. The unadjusted amounts from fiscal 2012 are not material to our financial statements for fiscal 2012, and the out-of-period adjustment recorded in fiscal 2013 is not material to the current fiscal year’s financial statements.

(4)	Notes payable includes both homebuilding notes payable and the amount outstanding on our mortgage repurchase facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Fiscal Year 2013 Overview

In fiscal 2013, demand for new homes increased in most of our markets as compared to fiscal 2012, while the supply of homes for sale became more limited relative to the increased demand. This favorable supply and demand environment resulted in increased sales volume, higher average sales and closing prices and improved gross margins in our homebuilding segments compared to the prior year. Comparing fiscal 2013 to fiscal 2012, the number and value of our net sales orders increased 19% and 37%, respectively, and the number of homes closed and home sales revenues increased 28% and 43%, respectively. The average selling price of our homes closed increased 12% and our gross margins on homes closed increased by 310 basis points in fiscal 2013 as compared to the prior year, primarily because favorable market conditions allowed us to increase sales prices or reduce sales incentives in many of our communities. Pre-tax income was $657.8 million in fiscal 2013 compared to $242.9 million in fiscal 2012. These results reflect the significant improvement in housing market conditions over the past two years, strong operating results from our land, lot and housing investments and tight controls of our selling, general and administrative (SG&A) expenses and interest costs.

After generating strong increases in net sales volume and home prices in fiscal 2012 and in the first half of fiscal 2013, our net sales volume growth moderated in the second half of fiscal 2013. We believe several factors contributed to this moderation, including increased mortgage interest rates, higher home prices and our efforts to align our sales pace with our construction activities in many of our communities. We believe that increases in mortgage interest rates have a short-term impact on the timing of new home demand, while long-term demand in our individual operating markets is tied more closely to improvement in each market's economy, as measured by job growth, household incomes, household formations and consumer confidence. Until there is a more robust U.S. economic recovery, we expect the level of national new home sales to remain below most historical periods, with uneven improvement across our operating markets. However, the U.S. economy appears to be slowly improving, which we expect will allow slow to moderate growth in housing demand in markets where job growth is occurring.

We believe our business is well-positioned to continue to profitably grow during the housing recovery due to our strong balance sheet and liquidity, our finished lot and land position, our inventory of available homes and our broad geographic operating base. We increased our investments in land, lot and home inventories by $2.1 billion during fiscal 2013 in response to the increased demand for our homes and improved market conditions, and we will continue to adjust our strategies and investments based on housing demand and our performance in each of our markets. Nevertheless, the pace of the housing recovery and our future results could be negatively affected by weakening economic conditions, decreases in the level of employment and housing demand, decreased home affordability, significant increases in mortgage interest rates or tightening of mortgage lending standards.

Strategy

While new home demand improved in most of our markets in fiscal 2012 and 2013, we expect that further improvement in individual markets will be uneven and largely dependent on local economic conditions. Our operating strategy has positioned us to capitalize on opportunities across our markets. We have used our liquidity and balance sheet flexibility to provide the capital to increase our investments in housing and land inventory, expand our product offerings, geographically expand our operations, opportunistically pursue business acquisitions and increase our profitability. Our operating strategy includes the following initiatives:

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

•	Controlling the cost of goods purchased from both vendors and subcontractors.

•	Modifying product offerings, sales pace and home prices to meet consumer demand, align with construction activity and enhance profit margins in each of our markets.

•	Controlling our SG&A infrastructure to match production levels.

Our operating strategy has continued to produce positive results in fiscal 2013. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust components of our strategy to meet future market conditions. We expect that our operating strategy will allow us to increase our profitability while maintaining a strong balance sheet and liquidity position in fiscal 2014.

Key Results

Key financial results as of and for our fiscal year ended September 30, 2013, as compared to fiscal 2012, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 44% to $6.1 billion.

•	Homes closed increased 28% to 24,155 homes, and the average closing price of those homes increased 12% to $249,400.

•	Net sales orders increased 19% to 25,120 homes, and the value of net sales orders increased 37% to $6.6 billion.

•	Sales order backlog increased 13% to 8,205 homes, and the value of sales order backlog increased 33% to $2.2 billion.

•	Home sales gross margins increased 310 basis points to 20.8%.

•	Homebuilding SG&A expenses decreased as a percentage of homebuilding revenues by 180 basis points to 10.7%.

•	Homebuilding pre-tax income was $592.3 million, compared to $203.7 million.

•	Homebuilding cash and marketable securities totaled $913.3 million, compared to $1.3 billion.

•	Homebuilding inventories totaled $6.2 billion, compared to $4.2 billion.

•	Homes in inventory totaled 17,000, compared to 13,000.

•	Owned and controlled lots totaled 180,900, compared to 152,700.

•	Homebuilding debt was $3.3 billion, compared to $2.3 billion.

•	Gross homebuilding debt to total capital was 44.6%, increasing from 39.1%. Net homebuilding debt to total capital was 36.7%, increasing from 21.4%.

Financial Services Operations:

•	Total financial services revenues, net of recourse and reinsurance expenses, increased 47% to $173.4 million.

•	Financial services pre-tax income increased 67% to $65.5 million.

Consolidated Results:

•	Consolidated pre-tax income was $657.8 million, compared to $242.9 million.

•	Income tax expense was $195.1 million, compared to a tax benefit of $713.4 million resulting from a significant reduction in the valuation allowance on our deferred tax assets in the prior year.

•	Net income was $462.7 million, compared to $956.3 million.

•	Diluted earnings per share was $1.33, compared to $2.77.

•	Total equity was $4.1 billion, compared to $3.6 billion.

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

Fiscal Year Ended September 30, 2013 Compared to Fiscal Year Ended September 30, 2012

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the fiscal years ended 2013 and 2012.

	Net Sales Orders (1)
	Fiscal Year Ended September 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
East	2,624	2,244	17%	$723.6	$565.3	28%	$275,800	$251,900	9%
Midwest	1,480	1,301	14%	503.2	386.2	30%	340,000	296,800	15%
Southeast	7,408	5,378	38%	1,759.2	1,101.9	60%	237,500	204,900	16%
South Central	8,074	6,822	18%	1,683.1	1,282.3	31%	208,500	188,000	11%
Southwest	1,381	1,715	(19)%	288.9	327.7	(12)%	209,200	191,100	9%
West	4,153	3,588	16%	1,609.0	1,139.9	41%	387,400	317,700	22%
	25,120	21,048	19%	$6,567.0	$4,803.3	37%	$261,400	$228,200	15%

	Sales Order Cancellations
	Fiscal Year Ended September 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2013	2012	2013	2012	2013	2012
East	807	655	$207.6	$147.7	24%	23%
Midwest	248	192	79.1	53.9	14%	13%
Southeast	2,369	1,851	513.1	351.6	24%	26%
South Central	2,794	2,426	547.7	436.4	26%	26%
Southwest	738	705	141.6	120.0	35%	29%
West	795	828	290.1	256.3	16%	19%
	7,751	6,657	$1,779.2	$1,365.9	24%	24%
______________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders increased 37%, to $6,567.0 million (25,120 homes) in 2013 from $4,803.3 million (21,048 homes) in 2012, with significant increases in five of our six market regions. Average selling prices increased in all regions and the volume of net sales orders increased in most regions, indicating broad improvement in market conditions across our business.

The number of net sales orders increased 19% during 2013 compared to 2012, reflecting the improvement in new home demand and market conditions, as well as the effects of investments we have made to expand our operations. The largest percentage increase occurred in our Southeast region as a result of improved market conditions and our increased inventory investments in our Atlanta, Jacksonville and Orlando markets. Sales orders in our Southeast region were also positively impacted by our acquisition of the homebuilding operations of Breland Homes during the fourth quarter of fiscal 2012, which contributed 674 net sales orders in 2013, compared to 118 net sales orders in 2012. The decrease in net sales orders in our Southwest region was primarily due to sales decreases in our Phoenix market as compared to 2012 when significant sales increases occurred in this market. Our overall net sales volume growth moderated in the second half of the year which we believe is due in part to the impact of recent increases in mortgage interest rates and higher home prices, as well as our efforts to align our sales pace with our construction activities in many of our communities. Our future sales volumes will depend on the strength of the overall economy, employment levels and our ability to successfully implement our operating strategies in each of our markets.

The average price of our net sales orders increased 15% to $261,400 in 2013, from $228,200 in 2012, resulting from our ability to raise sales prices in many of our communities as demand for new homes improved and the relative supply of homes for sale declined in many of our markets. A small increase in the average size of our homes sold was also a contributing factor. Home prices have rebounded sharply in many of our markets, and as supply and demand become more balanced, we expect our average sales prices to increase at a lower rate in fiscal 2014.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 24% in both fiscal 2013 and 2012. Our cancellation rates in the third and fourth quarters of fiscal 2013 were 24% and 31%, respectively, which were higher than the same periods of 2012, as potential buyers adjusted to the impact of higher mortgage interest rates and home prices.

	Sales Order Backlog
	As of September 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
East	782	663	18%	$226.3	$170.5	33%	$289,400	$257,200	13%
Midwest	456	425	7%	159.4	127.4	25%	349,600	299,800	17%
Southeast	2,810	2,209	27%	703.7	465.0	51%	250,400	210,500	19%
South Central	2,697	2,232	21%	595.8	433.5	37%	220,900	194,200	14%
Southwest	475	699	(32)%	96.1	134.9	(29)%	202,300	193,000	5%
West	985	1,012	(3)%	428.8	336.6	27%	435,300	332,600	31%
	8,205	7,240	13%	$2,210.1	$1,667.9	33%	$269,400	$230,400	17%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations. Our homes in backlog at September 30, 2013 increased 13% from the prior year, with more homes in backlog in most regions due to increases in net sales orders as compared with the prior year.

	Homes Closed and Home Sales Revenue
	Fiscal Year Ended September 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
East	2,505	2,187	15%	$667.8	$542.4	23%	$266,600	$248,000	8%
Midwest	1,449	1,164	24%	471.3	339.3	39%	325,300	291,500	12%
Southeast	6,807	4,682	45%	1,520.4	930.7	63%	223,400	198,800	12%
South Central	7,609	6,300	21%	1,520.8	1,158.4	31%	199,900	183,900	9%
Southwest	1,605	1,442	11%	327.7	269.4	22%	204,200	186,800	9%
West	4,180	3,115	34%	1,516.8	978.2	55%	362,900	314,000	16%
	24,155	18,890	28%	$6,024.8	$4,218.4	43%	$249,400	$223,300	12%

Home Sales Revenue

Revenues from home sales increased 43%, to $6,024.8 million (24,155 homes closed) in 2013 from $4,218.4 million (18,890 homes closed) in 2012. During the current year, home sales revenues increased in all of our market regions, resulting from increases in the number of homes closed and increases in average selling prices due to favorable housing market conditions and our increased inventory investments.

The number of homes closed in fiscal 2013 increased 28% from 2012 due to increases in all of our market regions. The most significant percentage increase in the current year occurred in our Southeast region, where the highest percentage increases occurred in the Jacksonville, Orlando, Southwest Florida and Atlanta markets and where Huntsville was a new market in fiscal 2013. In our West region, the highest percentage increases occurred in the Southern California, Portland and Las Vegas markets.

The average selling price of homes closed during 2013 was $249,400, up 12% from the $223,300 average in 2012, resulting from our ability to raise sales prices in many of our communities as demand for new homes improved from the prior year and the supply of homes for sale declined in many of our markets. Also, a small increase in the average size of our homes closed was a contributing factor. Home prices have rebounded sharply in many of our markets, and as supply and demand become more balanced, we expect our average sales prices to increase at a lower rate in fiscal 2014.

Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Fiscal Year Ended September 30,
	2013	2012
Gross profit — Home sales	20.8%	17.7%
Gross profit — Land/lot sales and other	16.7%	25.3%
Effect of inventory and land option charges on total homebuilding gross profit	(0.5)%	(0.1)%
Gross profit — Total homebuilding	20.3%	17.6%
Selling, general and administrative expense	10.7%	12.5%
Interest expense	0.1%	0.6%
Other (income)	(0.2)%	(0.3)%
Income before income taxes	9.7%	4.8%

Home Sales Gross Profit

Gross profit from home sales increased by 68%, to $1.3 billion in 2013, from $745.5 million in 2012, and increased 310 basis points, to 20.8% as a percentage of home sales revenues. Approximately 210 basis points of the increase in the home sales gross profit percentage resulted from reduced sales incentives and increases in the average selling price of our homes closed, partially offset by smaller increases in the average cost of our homes closed, reflecting improved market conditions from the prior year. Approximately 60 basis points of the increase was due to lower costs for warranty and construction defect claims as a percentage of home sales revenue. The remaining 40 basis points of the increase was due to a decrease in the amortization of capitalized interest and property taxes as a percentage of home sales revenues, resulting from the decrease in interest capitalized as a percentage of our active inventory from the prior year due to a decrease in the average interest rate on our outstanding debt and the growth in our active inventory.

Our gross profit margins in fiscal 2013 benefited significantly from favorable market conditions that allowed us to increase sales prices and reduce incentives across most of our markets, while we limited increases in construction costs. Our gross profit margins also benefited from reduced interest amortized to cost of sales, as our average borrowing costs benefited from the maturity of some higher interest rate debt combined with the issuance of new debt securities in a period of historically low interest rates. As housing supply and demand becomes more balanced, we expect our average sales prices to increase at a slower rate, while our construction costs could increase. Also, our borrowing costs could increase if the economy improves. These factors could cause our gross profit margins in fiscal 2014 to decline from recent levels.

Land Sales and Other Revenues

Land sales and other revenues increased to $61.1 million in 2013, from $17.8 million in 2012. Fluctuations in revenues from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we may also sell residential lots or land parcels to manage our land and lot supply. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales fluctuate from period to period. As of September 30, 2013, we had $34.0 million of land held for sale that we expect to sell in the next twelve months.

Revenue from a single long-term construction project for which we served as the general contractor was included in land sales and other revenues. Revenue from this project was recognized on a percentage-of-completion basis as the construction was completed. During fiscal 2013 and 2012, the revenue related to this project was $20.0 million and $6.5 million, respectively, and the gross profit was $4.4 million and $1.2 million, respectively.

Inventory and Land Option Charges

During fiscal 2013, we reviewed the performance and outlook for all of our land inventories and communities each quarter for indicators of potential impairment and performed impairment evaluations and analyses when necessary. As of September 30, 2013, we performed impairment evaluations of communities with a combined carrying value of $165.9 million and determined that communities with carrying values totaling $32.6 million were impaired. Accordingly, during the three months ended September 30, 2013, we recorded impairment charges of $21.3 million to reduce the carrying values of the impaired communities to their estimated fair values. During fiscal 2013 and 2012, impairment charges totaled $21.3 million and $3.2 million, respectively.

The overall improvement of housing industry conditions and our increased profitability have significantly reduced the number of our communities and carrying value of inventories that had indicators of potential impairment during the past few years. However, if we modify our pricing and incentives, construction and development plans or land sale strategies in individual communities, or if conditions worsen in the broader economy, homebuilding industry or specific markets in which we operate, we may be required to evaluate additional communities for potential impairment. These evaluations could result in additional impairment charges.

During fiscal 2013 and 2012, we wrote off $9.8 million and $3.0 million, respectively, of earnest money deposits and land option costs related to land option contracts which are expected to be terminated. At September 30, 2013, outstanding earnest money deposits associated with our portfolio of land and lot option purchase contracts totaled $42.4 million.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 23% to $649.9 million in 2013 from $528.7 million in 2012. As a percentage of homebuilding revenues, SG&A expense decreased 180 basis points, to 10.7% in 2013 from 12.5% in 2012. The improvement in SG&A expenses as a percentage of revenues is due to an increase in both the volume and the average selling prices of our homes closed, combined with our efforts to keep the growth in overhead expenses at a lower level than the growth in home closings volume and revenues.

The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 65% and 63% of SG&A costs in 2013 and 2012, respectively. These costs increased by 27%, to $425.2 million in 2013 from $335.6 million in 2012, mainly due to an increase in our number of employees and an increase in the level of incentive compensation related to the significant increases in profitability in the current year as compared to the prior year. Our homebuilding operations employed approximately 3,600 and 2,740 employees at September 30, 2013 and 2012, respectively.

Our homebuilding SG&A expense as a percentage of revenues can vary significantly between periods, depending largely on the fluctuations in revenue, profit levels and our stock price. Our awards of performance based units to executive management are accounted for as liability awards and are measured quarterly with changes in value recorded in compensation expense within SG&A. Changes in our stock price and our performance compared to our peer group can cause significant changes in the value of these awards and in our compensation expense. During fiscal 2013 and 2012, the compensation expense related to these liability awards was $8.8 million and $9.8 million, respectively. We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our expected volume of closings; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

Comparing fiscal 2013 with fiscal 2012, interest incurred increased 39% to $172.8 million, due to a 59% increase in our average debt. Interest incurred in the current year increased by a lower percentage than the increase in our average debt due to new debt issued at lower interest rates and the maturity of higher interest rate debt, both of which reduced our average interest rate as compared to the prior year.

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. In recent years, our active inventory has been lower than our debt level and therefore, a portion of the interest incurred was reflected as interest expense. However, during the third and fourth quarters of fiscal 2013, our active inventory exceeded our debt level and therefore, all interest incurred during those periods was capitalized to inventory. As a result, $7.1 million of interest was expensed during fiscal 2013, compared to $26.9 million during 2012. Interest amortized to cost of sales declined to 2.3% of total home and land/lot and other cost of sales in fiscal 2013 from 2.7% in fiscal 2012 as a result of a decrease in interest capitalized as a percentage of our active inventory from the prior year due to the decrease in the average interest rate on our outstanding debt and the growth in our active inventory.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $14.9 million in 2013, compared to $12.1 million in 2012. Other income consists of interest income, rental income, income from insurance related activities, income associated with other income-producing assets, and various other types of ancillary income and losses not directly associated with our core homebuilding operations. The activities that result in this ancillary income or loss are not significant, either individually or in the aggregate.

Acquisitions

In August 2012, we acquired the homebuilding operations of Breland Homes for $105.9 million in cash, of which $9.4 million was paid in fiscal 2013. Breland Homes operates in Huntsville and Mobile in Alabama and along the coast of Mississippi. The assets acquired primarily included approximately 300 homes in inventory, 1,000 finished lots and control of approximately 3,700 additional lots through option contracts. We also acquired a sales order backlog of 228 homes valued at $46.9 million. The acquisition of the homebuilding operations of Breland Homes was not material to our results of operations or financial condition.

In October 2013, we acquired the homebuilding operations of Regent Homes, Inc. for an estimated $35 million in cash. Regent Homes operates in Charlotte, Greensboro and Winston-Salem, North Carolina. The assets acquired included approximately 240 homes in inventory, 300 lots and control of approximately 600 additional lots through option contracts. We also acquired a sales order backlog of 213 homes valued at $31.1 million.

Homebuilding Results by Reporting Region

	Fiscal Year Ended September 30,
	2013			2012
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$686.3	$48.3	7.0%	$542.4	$16.0	2.9%
Midwest	471.5	38.9	8.3%	339.3	1.1	0.3%
Southeast	1,520.7	148.4	9.8%	934.6	38.0	4.1%
South Central	1,526.2	149.0	9.8%	1,158.4	80.6	7.0%
Southwest	327.7	26.3	8.0%	270.7	16.8	6.2%
West	1,553.5	181.4	11.7%	990.8	51.2	5.2%
	$6,085.9	$592.3	9.7%	$4,236.2	$203.7	4.8%
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

East Region — Homebuilding revenues increased 27% in 2013 compared to 2012, due to an increase in the average selling price and the number of homes closed in the majority of the region's markets. The increase in home closings in our South Carolina markets contributed most to the overall increase in the region. The region reported pre-tax income of $48.3 million in 2013, compared to $16.0 million in 2012, primarily as a result of increases in revenues and gross profit. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased 270 basis points in fiscal 2013, compared to fiscal 2012. As a percentage of homebuilding revenues, SG&A expenses decreased by 70 basis points in 2013 due to the increase in revenues.

Midwest Region — Homebuilding revenues increased 39% in 2013 compared to 2012, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. The increase in home closings in our Denver market contributed most to the overall increase in the region. The region reported pre-tax income of $38.9 million in 2013, compared to $1.1 million in 2012, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 500 basis points in fiscal 2013, compared to fiscal 2012. The fiscal 2013 results benefited from reimbursements received from subcontractors of $8.2 million related to legal claim settlements in our Denver market. As a percentage of homebuilding revenues, SG&A expenses decreased by 250 basis points in fiscal 2013 due to the increase in revenues.

Southeast Region — Homebuilding revenues increased 63% in 2013 compared to 2012, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. The increase in home closings in our Huntsville, Jacksonville, Orlando, Southwest Florida and Atlanta markets contributed most to the overall increase in the region. The acquisition of Breland Homes in August 2012 contributed 695 homes closed and $145.8 million in homebuilding revenues to the region's operating results in fiscal 2013, compared to 114 homes closed and $22.4 million in homebuilding revenues in fiscal 2012. The region reported pre-tax income of $148.4 million in 2013, compared to $38.0 million in 2012, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 400 basis points in fiscal 2013, compared to fiscal 2012. As a percentage of homebuilding revenues, SG&A expenses decreased by 120 basis points in fiscal 2013 due to the increase in revenues.

South Central Region — Homebuilding revenues increased 32% in 2013 compared to 2012, due to an increase in the number of homes closed, as well as an increase in the average selling price in the majority of the region’s markets. The increase in home closings in our Houston and Dallas markets contributed most to the overall increase in the region. The region reported pre-tax income of $149.0 million in 2013, compared to $80.6 million in 2012, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 150 basis points in fiscal 2013, compared to fiscal 2012. As a percentage of homebuilding revenues, SG&A expenses decreased by 120 basis points in fiscal 2013 due to the increase in revenues.

Southwest Region — Homebuilding revenues increased 21% in 2013 compared to 2012, primarily due to an increase in the number of homes closed in our Tucson market. The region reported pre-tax income of $26.3 million in 2013, compared to $16.8 million in 2012, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 30 basis points in fiscal 2013, compared to fiscal 2012. The fiscal 2013 results included $5.7 million of expenses related to construction defect settlements in the Phoenix market which limited the region's improvement in gross profit percentage. As a percentage of homebuilding revenues, SG&A expenses decreased by 130 basis points in fiscal 2013 due to the increase in revenues.

West Region — Homebuilding revenues increased 57% in 2013 compared to 2012, primarily due to an increase in the number of homes closed in the majority of the region's markets. The increase in home closings in our Southern California, Portland and Las Vegas markets contributed most to the overall increase in the region. The region reported pre-tax income of $181.4 million in 2013, compared to $51.2 million in 2012, primarily as a result of increases in revenues and gross profit. Fiscal 2013 pre-tax income was reduced by inventory impairment charges of $20.2 million in California. Home sales gross profit percentage increased 420 basis points in fiscal 2013, compared to fiscal 2012. As a percentage of homebuilding revenues, SG&A expenses decreased by 340 basis points in fiscal 2013 due to the increase in revenues.

Inventories, Land and Lot Position and Homes in Inventory

We routinely enter into land/lot option contracts to purchase land or finished lots at predetermined prices on a defined schedule commensurate with planned development or anticipated new home demand. We also purchase undeveloped land that generally is vested with all rights necessary to begin development or construction work, and we plan and coordinate the development of our land into residential lots for use in our homebuilding business. We significantly increased our investments in land and lot acquisition, land development and housing inventory across all of our market regions during fiscal 2013 to meet housing demand as market conditions improved and to expand our operations in desirable markets. We manage our inventory of owned land and lots and homes under construction relative to demand in each of our markets, including starting construction on unsold homes to capture new home demand, monitoring the number and aging of unsold homes and aggressively marketing our unsold, completed homes in inventory.

Our inventories, land and lot position and homes in inventory at September 30, 2013 and 2012 are summarized as follows:

	As of September 30,
	2013				2012
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Total Inventory	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Total Inventory
	(In millions)
East	$293.5	$363.6	$85.8	$742.9	$220.6	$260.2	$91.9	$572.7
Midwest	182.3	208.6	21.3	412.2	133.2	161.6	23.3	318.1
Southeast	677.2	679.1	152.2	1,508.5	382.8	321.1	201.1	905.0
South Central	610.3	785.0	48.3	1,443.6	416.9	406.6	111.7	935.2
Southwest	124.6	108.4	29.4	262.4	91.0	81.9	15.7	188.6
West	545.8	997.9	124.5	1,668.2	400.5	564.9	185.9	1,151.3
Corporate and unallocated (1)	64.3	84.7	10.6	159.6	37.7	42.1	14.5	94.3
	$2,498.0	$3,227.3	$472.1	$6,197.4	$1,682.7	$1,838.4	$644.1	$4,165.2

	As of September 30,
	2013				2012
	Land/Lots Owned (2)	Lots Controlled Under Land and Lot Option Purchase Contracts (3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)	Land/Lots Owned (2)	Lots Controlled Under Land and Lot Option Purchase Contracts (3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	14,700	5,600	20,300	1,900	11,600	7,100	18,700	1,500
Midwest	5,600	1,900	7,500	1,000	5,000	1,100	6,100	800
Southeast	34,200	22,600	56,800	5,400	24,900	20,500	45,400	3,400
South Central	41,000	16,700	57,700	5,300	25,700	22,300	48,000	4,200
Southwest	6,600	1,400	8,000	1,100	5,200	4,200	9,400	1,000
West	24,500	6,100	30,600	2,300	22,200	2,900	25,100	2,100
	126,600	54,300	180,900	17,000	94,600	58,100	152,700	13,000
	70%	30%	100%		62%	38%	100%
______________

(1)	Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

(2)
Land/lots owned include approximately 32,500 and 24,700 owned lots that are fully developed and ready for home construction at September 30, 2013 and 2012, respectively. Land/lots owned also include land held for development representing 21,700 and 41,100 lots at September 30, 2013 and 2012, respectively.

(3)
The total remaining purchase price of lots controlled through land and lot option purchase contracts at September 30, 2013 and 2012 was $1.9 billion and $1.7 billion, respectively, secured with $42.4 million and $35.0 million in earnest money deposits. Our lots controlled under land and lot option purchase contracts exclude approximately 2,800 and 5,200 lots at September 30, 2013 and 2012, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contracts have yet to be terminated. We have reserved the deposits related to these contracts.

(4)
Homes in inventory include approximately 1,300 and 1,100 model homes at September 30, 2013 and 2012, respectively. Approximately 9,000 and 6,400 of our homes in inventory were unsold at September 30, 2013 and 2012, respectively. At September 30, 2013, approximately 3,000 of our unsold homes were completed, of which approximately 600 homes had been completed for more than six months. At September 30, 2012, approximately 2,100 of our unsold homes were completed, of which approximately 400 homes had been completed for more than six months.

Results of Operations — Financial Services

Fiscal Year Ended September 30, 2013 Compared to Fiscal Year Ended September 30, 2012

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the fiscal years ended September 30, 2013 and 2012:

	Fiscal Year Ended September 30,
	2013	2012	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	13,514	11,228	20%
Number of homes closed by D.R. Horton	24,155	18,890	28%
DHI Mortgage capture rate	56%	59%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	13,566	11,283	20%
Total number of loans originated or brokered by DHI Mortgage	15,806	13,499	17%
Captive business percentage	86%	84%
Loans sold by DHI Mortgage to third parties	15,601	13,397	16%

	Fiscal Year Ended September 30,
	2013	2012	% Change
		(In millions)
Loan origination fees	$21.4	$18.9	13%
Sale of servicing rights and gains from sale of mortgage loans	112.5	73.9	52%
Recourse expense	(0.5)	(4.7)	(89)%
Sale of servicing rights and gains from sale of mortgage loans, net	112.0	69.2	62%
Other revenues	10.1	7.5	35%
Reinsurance expense	(0.1)	(1.5)	(93)%
Other revenues, net	10.0	6.0	67%
Total mortgage operations revenues	143.4	94.1	52%
Title policy premiums, net	30.0	23.7	27%
Total revenues	173.4	117.8	47%
General and administrative expense	116.4	85.5	36%
Interest and other (income)	(8.5)	(6.9)	23%
Income before income taxes	$65.5	$39.2	67%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues (1)
	Fiscal Year Ended September 30,
	2013	2012
Recourse and reinsurance expense	0.3%	5.0%
General and administrative expense	66.9%	69.0%
Interest and other (income)	(4.9)%	(5.6)%
Income before income taxes	37.6%	31.6%
______________

(1)	Excludes the effects of recourse and reinsurance charges on financial services revenues.

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In fiscal 2013, total first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 20%, due to an increase of 28% in the number of homes closed by our homebuilding operations. The percentage increase in loans originated was lower than the percentage increase in the number of homes closed due to a slight decrease in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) to 56% in fiscal 2013, from 59% in fiscal 2012.

Home closings from our homebuilding operations constituted 86% of DHI Mortgage loan originations in 2013, compared to 84% in 2012. These rates reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased by 16% in 2013 compared to 2012, corresponding to the 17% increase in the number of loans originated. Virtually all of the mortgage loans originated during fiscal 2013 and mortgage loans held for sale on September 30, 2013 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae). Approximately 44% of the mortgage loans sold by DHI Mortgage during fiscal 2013 were sold to one major financial institution. On an ongoing basis, we seek to broaden our loan sale alternatives and capacity by establishing additional loan sale arrangements with multiple institutions. If we are unable to maintain a sufficient number of loan sale arrangements on attractive terms, our ability or capacity to originate and sell mortgage loans at competitive prices could be limited, which would negatively affect profitability.

Financial Services Revenues and Expenses

Revenues from the financial services segment increased 47%, to $173.4 million in fiscal 2013 from $117.8 million in fiscal 2012. The volume of loans sold increased 16% while revenues from the sale of servicing rights and gains from sale of mortgages increased 52%. Loan sale revenue increased at a higher rate than loan sale volume primarily due to a more competitive marketplace among loan purchasers, resulting in an improved execution in the secondary market, as well as an increase in the average loan amount due to an increase in the sales prices of homes closed by our homebuilding operations. Loan origination fees increased 13%, corresponding to increases in the number of loans originated of 17%.

Charges related to recourse obligations were $0.5 million in fiscal 2013, compared to $4.7 million in fiscal 2012. Our loss reserve for loan recourse obligations is estimated based upon an analysis of loan repurchase requests received, our actual repurchases and losses through the disposition of such loans or requests, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, if actual repurchase volume or actual losses incurred resolving those repurchases exceed our expectations, additional recourse expense may be incurred.

Financial services general and administrative (G&A) expense increased 36%, to $116.4 million in 2013 from $85.5 million in 2012. As a percentage of financial services revenues (excluding the effects of recourse and reinsurance expense), G&A expense was 66.9% in 2013, compared to 69.0% in 2012. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur as some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

Results of Operations — Consolidated

Fiscal Year Ended September 30, 2013 Compared to Fiscal Year Ended September 30, 2012

Income before Income Taxes

Income before income taxes for fiscal 2013 was $657.8 million, compared to $242.9 million for fiscal 2012. The difference in our operating results for the current year compared to a year ago is due to higher revenues from increased home closings and sales of mortgage loans and higher profit margins in both our homebuilding and financial services businesses.

Income Taxes

Our income tax expense in fiscal 2013 was $195.1 million, compared to a benefit of $713.4 million in 2012. The effective tax rate in fiscal 2013 was 29.7%. We did not have a meaningful effective tax rate in fiscal 2012 because our net deferred tax assets were fully offset by a valuation allowance until the third quarter of fiscal 2012 when we significantly reduced the valuation allowance on our deferred tax assets.

At September 30, 2013 and 2012, we had deferred tax assets, net of deferred tax liabilities, of $617.6 million and $751.4 million, respectively, offset by valuation allowances of $31.0 million and $41.9 million, respectively. At September 30, 2013, we had tax benefits of $99.3 million for state net operating loss (NOL) carryforwards that expire (beginning at various times depending on the tax jurisdiction) from fiscal 2014 to fiscal 2032. We also had state tax credit carryforwards of $4.0 million that will expire from fiscal 2018 to fiscal 2023 and $1.9 million of state tax credit carryforwards have no expiration date.

When assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. We record a valuation allowance when we determine it is more likely than not that a portion of the deferred tax assets will not be realized. At June 30, 2012, we determined it was more likely than not that the substantial majority of our deferred tax assets would be realized, which resulted in a $753.2 million reversal of all of the valuation allowance related to our federal deferred tax assets and a portion of the valuation allowance related to our state deferred tax assets during the third and fourth quarters of fiscal 2012.

Further changes in the valuation allowance were recorded during fiscal 2013 based on our quarterly evaluations to determine the need for a valuation allowance related to our state deferred tax assets. At March 31, 2013, after considering the impact of significantly improving profits from operations, we concluded it was more likely than not that we would realize more of our deferred tax assets related to state NOL carryforwards than previously anticipated. We based this conclusion on additional positive evidence related to the actual pre-tax profits achieved during the six months ended March 31, 2013 and higher levels of forecasted profitability for the remainder of fiscal 2013 and in future years. We expected these increased profits to result in a greater realization of our NOL carryforwards in certain states before they expire than previously estimated. Accordingly, at March 31, 2013, we reduced the valuation allowance on our state deferred tax assets by $18.7 million to a balance of $23.2 million. Because this reduction of the valuation allowance was recognized in an interim period, a portion of the valuation allowance to be reversed was allocated to the remaining interim periods. Therefore, we reversed an additional $2.9 million of the valuation allowance in the third and fourth quarters of fiscal 2013. Additionally, approximately $13.2 million of our valuation allowance was attributable to state NOL carryforwards that expired at the end of fiscal 2013, at which time the related unrealized deferred tax assets and valuation allowances were written off. The amount of our valuation allowance at September 30, 2013 as a result of the activity described above would have been $7.1 million.

At September 30, 2013 we recorded an out-of-period adjustment which increased both our deferred income taxes and the valuation allowance on our deferred income taxes by $23.9 million. The out-of-period adjustment had no impact on our statement of operations during fiscal 2013. The increase in our deferred income taxes of $23.9 million corrected an error in recording the future benefits for state NOL carryforwards based on each of our legal entities’ NOLs in each state and the current tax rate of each state. The valuation allowance was also increased by $23.9 million because we determined it is more likely than not that these state NOL carryforwards will not be realized because we estimate we will not have sufficient taxable income within these states' carryforward periods. As a result of this adjustment, the remaining amount of the valuation allowance related to state deferred tax assets was $31.0 million at September 30, 2013. Our valuation allowance is based on an analysis of the amount of NOL carryforwards associated with each of our legal entities in the states in which we conduct business, as compared to our expected level of taxable income under existing apportionment or recognition rules in each state and the carryforward periods allowed in each state's tax code. Had deferred income taxes related to the state NOL carryforwards of each of our legal entities been reflected at state specific tax rates as of September 30, 2012, our deferred income taxes would have increased by $31.6 million and the corresponding valuation allowance on our deferred income taxes would have increased by $37.6 million. This would have resulted in a decrease in our income tax benefit of $6.0 million in fiscal 2012, which would have reversed and decreased our income tax expense by $6.0 million in fiscal 2013. The unadjusted amounts from fiscal 2012 are not material to our financial statements for fiscal 2012, and the out-of-period adjustment recorded in fiscal 2013 is not material to the current fiscal year’s financial statements.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could result in changes in our estimates of the valuation of our deferred tax assets and related valuation allowances, and could also have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

Unrecognized tax benefits are the differences between tax positions taken or expected to be taken in a tax return and the benefits recognized for accounting purposes. The total amount of unrecognized tax benefits was $4.2 million and $14.1 million at September 30, 2013 and 2012, respectively. Included in the balance of unrecognized tax benefits at September 30, 2013 and 2012 are tax benefits of $2.7 million and $11.8 million, respectively, that, if recognized, would reduce our income tax expense. Also included in the balance of unrecognized tax benefits at September 30, 2013 and 2012 are tax benefits of $1.5 million and $2.3 million, respectively, that, if recognized, would result in an adjustment to deferred income taxes.

We classify interest expense and penalties on income taxes as income tax expense. During fiscal 2013 and 2012, we recognized interest benefits related to unrecognized tax benefits of $2.8 million and $0.1 million, respectively, in our consolidated statements of operations. At September 30, 2013 and 2012, our total accrued interest expense relating to unrecognized tax benefits was $2.2 million and $5.1 million, respectively, and there were no accrued penalties.

A reduction of $4.2 million in the amount of unrecognized tax benefits and $2.2 million of accrued interest is reasonably possible within the next 12 months, of which $4.1 million would be reflected as an income tax benefit in the consolidated statement of operations and $2.3 million would result in an adjustment to deferred income taxes.

We are subject to federal income tax and to income tax in multiple states. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2010 through 2013. We are currently being audited by various states.

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013, and did not have a material effect on our consolidated financial position, results of operations or cash flows.

Results of Operations — Homebuilding

Fiscal Year Ended September 30, 2012 Compared to Fiscal Year Ended September 30, 2011

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the fiscal years ended September 30, 2012 and 2011.

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

Net Sales Orders

The value of net sales orders increased 29%, to $4,803.3 million (21,048 homes) in 2012 from $3,727.6 million (17,421 homes) in 2011. The number of net sales orders increased 21% in fiscal 2012 compared to fiscal 2011, reflecting an increase in sales demand for our homes. While the improvement in our sales reflected improvement in new home demand and market conditions, overall demand for new homes remained at a historically low level.

In comparing fiscal 2012 to fiscal 2011, the volume of net sales orders increased in all six of our market regions. The largest percentage increases occurred in our Southeast and Southwest regions as a result of improved market conditions in the majority of our Florida markets and in our Phoenix market. Sales orders in our Southeast region were also positively impacted by our acquisition of the homebuilding operations of Breland Homes during the fourth quarter of fiscal 2012, which added 118 homes and $24.3 million to our net sales in fiscal 2012 subsequent to the acquisition date. Changes in the value of net sales orders were generally due to the change in the number of homes sold in each respective region and, to a lesser extent, to increases in the average selling price of those homes, reflective of the improved market conditions.

The average price of our net sales orders increased 7% to $228,200 in 2012 from $214,000 in 2011. The increase reflected slight increases in the average size and amenity levels of our homes sold, as well as small price increases we were able to implement in some of our communities as demand for new homes improved.

Our sales order cancellation rate was 24% in fiscal 2012, compared to 27% in fiscal 2011. While our cancellation rates improved, they remained slightly higher than they were prior to the housing downturn, and were mainly reflective of tight mortgage lending standards and weaker economic conditions.

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

Home Sales Revenue

Revenues from home sales increased 19%, to $4,218.4 million (18,890 homes closed) in 2012 from $3,542.3 million (16,695 homes closed) in 2011. The average selling price of homes closed during 2012 was $223,300, up 5% from the $212,200 average in 2011, reflecting slight increases in the average size and amenity levels of our homes closed, as well as small price increases we were able to implement in some of our communities as demand for new homes improved. During fiscal 2012, home sales revenues increased in all of our market regions, resulting from increases in the number of homes closed and increases in average selling prices.

The number of homes closed in fiscal 2012 increased 13% from 2011 due to increases in all of our market regions. The most significant percentage increase in fiscal 2012 occurred in our Southeast region, with the Florida markets contributing the most to the increase. Home closings in the Southeast region also benefited from our acquisition of the homebuilding operations of Breland Homes during the fourth quarter of fiscal 2012, which added 114 home closings and $22.4 million to our home sales revenue in fiscal 2012 subsequent to the acquisition date.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Fiscal Year Ended September 30,
	2012	2011
Gross profit — Home sales	17.7%	16.1%
Gross profit — Land/lot sales and other	25.3%	5.5%
Effect of inventory and land option charges on total homebuilding gross profit	(0.1)%	(1.3)%
Gross profit — Total homebuilding	17.6%	14.8%
Selling, general and administrative expense	12.5%	13.5%
Interest expense	0.6%	1.4%
Loss on early retirement of debt, net	—%	0.3%
Other (income)	(0.3)%	(0.2)%
Income (loss) before income taxes	4.8%	(0.2)%

Home Sales Gross Profit

Gross profit from home sales increased by 30%, to $745.5 million in 2012, from $571.3 million in 2011, and increased 160 basis points, to 17.7% as a percentage of home sales revenues. Approximately 130 basis points of the increase in the home sales gross profit percentage was a result of the average selling price of our homes increasing by more than the average cost, reflecting improved market conditions from the prior year. Approximately 40 basis points of the increase was due to a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues, resulting from reductions in our interest and property taxes incurred and capitalized and more closings occurring on recently acquired finished lots. These increases were partially offset by a 10 basis point decrease due to a $5.3 million out-of-period adjustment in the prior year period related to an error in recording the loss reserves of our 100% owned captive insurance subsidiary that increased gross profit in 2011.

Land Sales and Other Revenues

Land sales and other revenues increased to $17.8 million in 2012, from $7.3 million in 2011. Fiscal 2012 land sales and other revenues included revenue from a single long-term construction project for which we served as the general contractor. Revenue from this project was recognized on a percentage-of-completion basis as the construction was completed. During fiscal 2012, the revenue and gross profit related to this project was $6.5 million and $1.2 million, respectively.

Inventory and Land Option Charges

As of September 30, 2012, we evaluated communities with a combined carrying value of $216.9 million for impairment. Through this evaluation process, we determined that communities with carrying values totaling $1.8 million as of September 30, 2012, were impaired. Accordingly, during the three months ended September 30, 2012, we recorded impairment charges of $0.6 million to reduce the carrying values of the impaired communities to their estimated fair values. During fiscal 2012 and 2011, impairment charges totaled $3.2 million and $37.3 million, respectively.

During fiscal 2012 and 2011, we wrote off $3.0 million and $8.1 million, respectively, of earnest money deposits and costs related to land option contracts. The inventory impairment charges and write-offs of earnest money deposits and land option costs reduced total homebuilding gross profit as a percentage of homebuilding revenues by approximately 10 basis points in fiscal 2012, compared to 130 basis points in fiscal 2011.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 10% to $528.7 million in 2012 from $480.0 million in 2011. As a percentage of homebuilding revenues, SG&A expense decreased 100 basis points, to 12.5% in 2012 from 13.5% in 2011. The largest component of our homebuilding SG&A expense was employee compensation and related costs, which represented 63% and 60% of SG&A costs in 2012 and 2011, respectively. These costs increased by 17%, to $335.6 million in 2012 from $286.5 million in 2011, primarily due to an increase in the level of incentive compensation related to the significant increases in revenues, profitability and the price of our common stock in 2012 as compared to 2011. Our homebuilding operations employed approximately 2,740 and 2,380 employees at September 30, 2012 and 2011, respectively.

Interest Incurred

Comparing fiscal 2012 with fiscal 2011, interest incurred decreased 6% to $124.1 million, primarily due to a 4% decrease in our average debt. We expensed $26.9 million of interest during fiscal 2012, compared to $51.9 million of interest during fiscal 2011. The reduction in interest expensed is a result of an increase in our inventory under active development and construction as well as the decline in interest incurred. Interest amortized to cost of sales declined to 2.7% of total home and land/lot and other cost of sales in fiscal 2012 from 3.0% in 2011 as a result of more home closings on acquired finished lots and decreases in construction times.

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

Acquisitions

In August 2012, we acquired the homebuilding operations of Breland Homes for $105.9 million in cash, of which $9.4 million was paid in fiscal 2013. Breland Homes operates in Huntsville and Mobile in Alabama and along the coast of Mississippi. The assets acquired primarily included approximately 300 homes in inventory, 1,000 finished lots and control of approximately 3,700 additional lots through option contracts. We also acquired a sales order backlog of 228 homes valued at $46.9 million. The acquisition of the homebuilding operations of Breland Homes was not material to our results of operations or financial condition.

Homebuilding Results by Reporting Region

	Fiscal Year Ended September 30,
	2012			2011
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (Loss) (1)	% of Revenues
			(In millions)
East	$542.4	$16.0	2.9%	$438.5	$(13.5)	(3.1)%
Midwest	339.3	1.1	0.3%	261.5	(13.7)	(5.2)%
Southeast	934.6	38.0	4.1%	696.8	(19.9)	(2.9)%
South Central	1,158.4	80.6	7.0%	1,081.0	52.4	4.8%
Southwest	270.7	16.8	6.2%	234.8	(3.8)	(1.6)%
West	990.8	51.2	5.2%	837.0	(8.5)	(1.0)%
	$4,236.2	$203.7	4.8%	$3,549.6	$(7.0)	(0.2)%
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

Southeast Region — Homebuilding revenues increased 34% in 2012 compared to 2011, primarily due to an increase in the number of homes closed in the majority of the region’s markets. The largest increases in closings volume occurred in our Florida markets. The region reported pre-tax income of $38.0 million in 2012, compared to a pre-tax loss of $19.9 million in 2011, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 140 basis points in fiscal 2012, compared to fiscal 2011. Total gross profit in the prior year was reduced by inventory and land option charges totaling $17.4 million. As a percentage of homebuilding revenues, SG&A expenses decreased by 170 basis points in fiscal 2012 due to the increase in revenues.

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

West Region — Homebuilding revenues increased 18% in 2012 compared to 2011, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region's markets. The largest increases in closings volume occurred in our Seattle, Salt Lake City and Portland markets. The region reported pre-tax income of $51.2 million in 2012, compared to a pre-tax loss of $8.5 million in 2011, primarily as a result of increases in revenues and gross profit. The improvement in gross profit was the result of fewer inventory and land option charges, and an increase in the home sales gross profit percentage of 120 basis points in fiscal 2012, compared to fiscal 2011. As a percentage of homebuilding revenues, SG&A expenses decreased by 140 basis points in fiscal 2012 due to the increase in revenues.

Results of Operations — Financial Services

Fiscal Year Ended September 30, 2012 Compared to Fiscal Year Ended September 30, 2011

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the fiscal years ended September 30, 2012 and 2011:

	Fiscal Year Ended September 30,
	2012	2011	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	11,228	10,262	9%
Number of homes closed by D.R. Horton	18,890	16,695	13%
DHI Mortgage capture rate	59%	61%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	11,283	10,343	9%
Total number of loans originated or brokered by DHI Mortgage	13,499	12,118	11%
Captive business percentage	84%	85%
Loans sold by DHI Mortgage to third parties	13,397	11,888	13%

	Fiscal Year Ended September 30,
	2012	2011	% Change
		(In millions)
Loan origination fees	$18.9	$18.3	3%
Sale of servicing rights and gains from sale of mortgage loans	73.9	53.2	39%
Recourse expense	(4.7)	(11.6)	(59)%
Sale of servicing rights and gains from sale of mortgage loans, net	69.2	41.6	66%
Other revenues	7.5	9.2	(18)%
Reinsurance expense	(1.5)	(1.8)	(17)%
Other revenues, net	6.0	7.4	(19)%
Total mortgage operations revenues	94.1	67.3	40%
Title policy premiums, net	23.7	19.9	19%
Total revenues	117.8	87.2	35%
General and administrative expense	85.5	76.3	12%
Interest and other (income)	(6.9)	(8.2)	(16)%
Income before income taxes	$39.2	$19.1	105%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues (1)
	Fiscal Year Ended September 30,
	2012	2011
Recourse and reinsurance expense	5.0%	13.3%
General and administrative expense	69.0%	75.8%
Interest and other (income)	(5.6)%	(8.2)%
Income before income taxes	31.6%	19.0%
______________

(1)	Excludes the effects of recourse and reinsurance charges on financial services revenues.

Mortgage Loan Activity

In fiscal 2012, total first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 9%, reflective of the 13% increase in the number of homes closed by our homebuilding operations. The percentage increase in loans originated was lower than the percentage increase in the number of homes closed due to a slight decrease in our mortgage capture rate to 59% in fiscal 2012, from 61% in fiscal 2011.

Home closings from our homebuilding operations constituted 84% of DHI Mortgage loan originations in 2012, compared to 85% in 2011, reflecting DHI Mortgage’s continued focus on the captive business provided by our homebuilding operations.

The number of loans sold increased by 13% in 2012 compared to 2011, corresponding to the 11% increase in the number of loans originated between the years. Virtually all of the mortgage loans originated during fiscal 2012 and mortgage loans held for sale on September 30, 2012 were eligible for sale to Fannie Mae, Freddie Mac or Ginnie Mae. Approximately 73% of the mortgage loans sold by DHI Mortgage during fiscal 2012 were sold to one major financial institution that provided better pricing and execution than other available loan purchasers.

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

Financial services G&A expense increased 12%, to $85.5 million in 2012 from $76.3 million in 2011. As a percentage of financial services revenues (excluding the effects of recourse and reinsurance expense), G&A expense decreased to 69.0% in 2012, from 75.8% in 2011, primarily due to the increase in loan origination volume and revenues.

Results of Operations — Consolidated

Fiscal Year Ended September 30, 2012 Compared to Fiscal Year Ended September 30, 2011

Income before Income Taxes

Income before income taxes for fiscal 2012 was $242.9 million, compared to $12.1 million for fiscal 2011. The difference in our operating results for 2012 compared to 2011 is primarily due to higher revenues from increased home closings, a higher gross profit margin and lower interest expense.

Income Taxes

In fiscal 2012, our income tax benefit was $713.4 million, compared to a benefit of $59.7 million in 2011. The income tax benefit in fiscal 2012 was due primarily to a significant reduction of our deferred tax asset valuation allowance during the three months ended June 30, 2012. The income tax benefit in fiscal 2011 was due to us receiving a favorable result from the Internal Revenue Service (IRS) on a ruling request concerning capitalization of inventory costs. We did not have meaningful effective tax rates in those years because our net deferred tax assets were fully offset by a valuation allowance until the third quarter of fiscal 2012 when we significantly reduced the valuation allowance on our deferred tax assets.

At September 30, 2012 and 2011, we had income taxes receivable of $14.4 million and $12.4 million, respectively. We had deferred tax assets, net of deferred tax liabilities, of $751.4 million and $848.5 million, respectively, offset by valuation allowances of $41.9 million and $848.5 million, respectively.

At September 30, 2012 and 2011, the total amount of our unrecognized tax benefits was $14.1 million and $16.3 million, respectively. Related to unrecognized tax benefits, we recognized an interest benefit of $0.1 million and $12.7 million during fiscal 2012 and 2011, respectively. At both September 30, 2012 and 2011, our total accrued interest expense relating to unrecognized tax benefits was $5.1 million and there were no accrued penalties.

Overview of Capital Resources and Liquidity

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to homebuilding market conditions. In response to improved market conditions and increased demand for our homes, in fiscal 2013 we increased our investments in homes, finished lots, land and land development to expand our operations and grow our profitability. We intend to maintain adequate liquidity and balance sheet strength, and we regularly evaluate opportunities to access the capital markets.

At September 30, 2013, our ratio of homebuilding debt to total capital was 44.6%, compared to 39.1% at September 30, 2012. The increase in our ratio of homebuilding debt to total capital reflects the issuance of $1.1 billion of senior notes in fiscal 2013, partially offset by an increase in equity from net income earned during the year. Our ratio of net homebuilding debt to total capital (homebuilding notes payable net of cash and marketable securities divided by homebuilding notes payable net of cash and marketable securities plus total equity) was 36.7% at September 30, 2013, compared to 21.4% at September 30, 2012, which reflects the increase in our debt and the investment of our cash into homebuilding inventories. We intend to maintain our ratio of net homebuilding debt to total capital within or below a range of 40% to 45% over the long term, but we may choose to operate above this range for short-term periods. Therefore, future net homebuilding debt to total capital ratios may be higher than the current level.

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

Homebuilding Capital Resources

Cash and Cash Equivalents — At September 30, 2013, our homebuilding cash and cash equivalents were $913.3 million.

Bank Credit Facility — We have a senior unsecured revolving credit facility which was amended in August 2013 to increase its capacity from $600 million to $725 million and to extend its maturity date to September 7, 2018. The facility has an uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit. Letters of credit issued under the facility reduce available borrowing capacity and may total no more than $362.5 million in the aggregate. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. At September 30, 2013, there were no borrowings outstanding and $61.6 million of letters of credit issued under the revolving credit facility.

Our revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At September 30, 2013, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

Secured Letter of Credit Agreements — We have secured letter of credit agreements which require us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. The amount of cash restricted for letters of credit issued under these agreements totaled $8.5 million and $46.2 million at September 30, 2013 and 2012, respectively, and is included in homebuilding restricted cash on our consolidated balance sheets.

Public Unsecured Debt — In February 2013, we issued $400 million principal amount of 3.625% senior notes due February 15, 2018 and $300 million principal amount of 4.75% senior notes due February 15, 2023. In August 2013, we issued $400 million principal amount of 5.75% senior notes due August 15, 2023. The annual effective interest rates of the 3.625% senior notes, 4.75% senior notes and 5.75% senior notes, after giving effect to the amortization of financing costs are 3.8%, 4.9% and 5.9%, respectively. The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At September 30, 2013, we were in compliance with all of the limitations and restrictions that form a part of the public debt obligations.

On May 1, 2013, we repaid the remaining $171.7 million principal amount of our 6.875% senior notes which were due on that date. We have $783.8 million principal amount of our senior notes maturing before the end of fiscal 2014, of which $500 million is in the form of convertible senior notes that will mature on May 15, 2014 and are convertible into approximately 38.6 million shares of our common stock at a conversion price of $12.96 per share. If the convertible senior notes are eligible for conversion at maturity, we may redeem them with cash, shares of our common stock or a combination thereof at our election.

Debt and Equity Repurchase Authorizations — Effective August 1, 2013, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2014. The full amount of each of these authorizations was remaining at September 30, 2013.

Financial Services Capital Resources

Cash and Cash Equivalents — At September 30, 2013, our financial services cash and cash equivalents were $23.2 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. In March 2013, the mortgage repurchase facility was renewed and amended, and new commitments from banks were obtained which increased the total capacity of the facility to $300 million. The facility's capacity can be increased to $400 million subject to the availability of additional commitments. The maturity date of the facility is February 28, 2014.

As of September 30, 2013, $351.1 million of mortgage loans held for sale with a collateral value of $329.9 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $91.3 million, DHI Mortgage had an obligation of $238.6 million outstanding under the mortgage repurchase facility at September 30, 2013 at a 2.8% annual interest rate.

The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At September 30, 2013, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In fiscal 2013, we used $1.2 billion of cash in our operating activities, compared to $293.4 million in fiscal 2012. This use of cash compared to the prior year reflects our significant inventory investments during the current fiscal year as we responded to improved market conditions and increased housing demand by expanding our operations in desirable markets. We used $815.3 million of cash to increase our construction in progress and finished home inventory, compared to $275.4 million in fiscal 2012. We used $1.2 billion of cash to increase our residential land and lot inventory through purchases of land and finished lots and increased land development activity, compared to $371.0 million in fiscal 2012. The most significant sources of cash provided by operating activities in fiscal 2013 were net income, an increase in accounts payable and accrued expenses and other liabilities.

Investing Cash Flow Activities

In fiscal 2013, net cash provided by investing activities was $180.9 million, compared to $143.0 million used in investing activities in fiscal 2012. The primary source of investing cash flows during fiscal 2013 was the receipt of proceeds from the sale or maturity of all of our remaining marketable securities, which totaled $296.5 million, net of purchases. In fiscal 2012, proceeds from and purchases of marketable securities were largely offsetting. Cash flows in fiscal 2012 were used for the purchase of the homebuilding operations of Breland Homes, whereby $96.5 million of the purchase price was paid in that year, compared to $9.4 million paid to complete the purchase in fiscal 2013. The increase in restricted cash during fiscal 2013 was primarily due to an increase in the balance of our outstanding letters of credit, while there was not such an increase during fiscal 2012. We used $58.0 million and $33.6 million in fiscal 2013 and 2012, respectively, to purchase property and equipment, including model home furniture, office and technology equipment and office buildings to support our operations. Additionally, we paid $18.6 million in fiscal 2013 to purchase defaulted debt securities collateralized by one residential real estate parcel and have subsequently received principal payments of $1.4 million related to these securities.

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

In fiscal 2013, financing activities provided $939.0 million of cash, consisting primarily of note proceeds, partially offset by repayments of notes payable and payments of cash dividends. Proceeds from notes payable of $1.3 billion included our issuance of a total of $1.1 billion principal amount of senior notes, draws of $165.0 million on the revolving credit facility and borrowings of $50.8 million under our mortgage repurchase facility. Note repayments of $345.1 million included the maturity of the $171.7 million principal amount of our 6.875% senior notes and repayment of the $165.0 million drawn on the revolving credit facility. During fiscal 2012, financing activities provided $751.5 million of cash, primarily from our issuance of a total of $700 million principal amount of senior notes and our borrowings of $71.3 million under our mortgage repurchase facility.

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

Our future cash requirements for contractual obligations as of September 30, 2013 are presented below:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In millions)
Homebuilding:
Notes Payable — Principal (1)	$3,292.8	$792.2	$700.6	$750.0	$1,050.0
Notes Payable — Interest (1)	733.5	142.8	220.2	135.4	235.1
Operating Leases	22.8	11.3	8.9	2.5	0.1
Purchase Obligations	20.1	17.6	1.2	1.3	—
	$4,069.2	$963.9	$930.9	$889.2	$1,285.2
Financial Services:
Notes Payable — Principal (2)	$238.6	$238.6	$—	$—	$—
Notes Payable — Interest (2)	6.6	6.6	—	—	—
Operating Leases	0.5	0.3	0.2	—	—
	$245.7	$245.5	$0.2	$—	$—
______________

(1)
Homebuilding notes payable represent principal and interest payments due on our senior, convertible senior and secured notes. Principal payments of $792.2 million due in less than one year include $500 million principal due on our convertible senior notes that will mature on May 15, 2014 and are convertible into approximately 38.6 million shares of our common stock at a conversion price of $12.96 per share. If the convertible senior notes are eligible for conversion at maturity, we may redeem them with cash, shares of our common stock or a combination thereof at our election.

(2)
Financial services notes payable represent principal and interest payments due on our mortgage subsidiary’s repurchase facility. The interest obligation associated with this variable rate facility is based on its annual effective rate of 2.8% and principal balance outstanding at September 30, 2013.

At September 30, 2013, our homebuilding operations had outstanding letters of credit of $70.1 million, all of which were cash collateralized, and surety bonds of $704.5 million, issued by third parties, to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” under Part II of this annual report on Form 10-K.

We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Among our land and lot option purchase contracts at September 30, 2013, there were a limited number of contracts, representing $20.1 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Further information about our land option contracts is provided in the “Inventories, Land and Lot Position and Homes in Inventory” section included herein.

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again in the future, we generally have more homes under construction, close more homes and have greater revenues and operating income in the third and fourth quarters of our fiscal year. The seasonal activity increases our working capital requirements for our homebuilding operations during our third and fourth fiscal quarters and increases our funding requirements for the mortgages we originate in our financial services segment at the end of these quarters. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year.

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

Forward-Looking Statements

Some of the statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	potential deterioration in homebuilding industry conditions and the current weak U.S. economy;

•	the cyclical nature of the homebuilding industry and changes in economic, real estate and other conditions;

•	constriction of the credit markets, which could limit our ability to access capital and increase our costs of capital;

•
reductions in the availability of mortgage financing and the liquidity provided by government-sponsored enterprises, the effects of government programs, a decrease in our ability to sell mortgage loans on attractive terms or an increase in mortgage interest rates;

•	the risks associated with our land and lot inventory;

•	home warranty and construction defect claims;

•	supply shortages and other risks of acquiring land, building materials and skilled labor;

•	reductions in the availability of performance bonds;

•	increases in the costs of owning a home;

•	the effects of governmental regulations and environmental matters on our homebuilding operations;

•	the effects of governmental regulation on our financial services operations;

•	our substantial debt and our ability to comply with related debt covenants, restrictions and limitations;

•	competitive conditions within the homebuilding and financial services industries;

•	our ability to effect any future growth strategies or acquisitions successfully;

•	the effects of the loss of key personnel;

•	the impact of an inflationary or deflationary environment;

•	our ability to realize the full amount of our deferred income tax assets; and

•	information technology failures and data security breaches.

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

Critical Accounting Policies

General — A comprehensive enumeration of the significant accounting policies of D.R. Horton, Inc. and subsidiaries is presented in Note A to the accompanying financial statements as of September 30, 2013 and 2012, and for the years ended September 30, 2013, 2012 and 2011. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. Generally Accepted Accounting Principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

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

We recognize financial services revenues associated with our title operations as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously as each home is closed. We transfer substantially all underwriting risk associated with title insurance policies to third-party insurers. We typically elect the fair value option for our mortgage loan originations. Mortgage loans held for sale are initially recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loans are sold. Net origination costs and fees associated with mortgage loans are recognized at the time of origination. The expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. We generally sell the mortgages we originate and the related servicing rights to third-party purchasers. Interest income is earned from the date a mortgage loan is originated until the loan is sold.

Some mortgage loans are sold with limited recourse provisions, which can result in repurchases of loans previously sold to investors or payments to reimburse investors for loan losses. Based on historical experience, discussions with our mortgage purchasers, analysis of the mortgages we originated and current housing and credit market conditions, we estimate and record a loss reserve for mortgage loans held in portfolio and mortgage loans held for sale, as well as known and projected mortgage loan repurchase requests. A 20% or 40% increase in the amount of expected mortgage loan repurchases and expected losses on mortgage loan repurchases would result in an increase of approximately $1.4 million or $3.0 million, respectively, in our reserve for expected mortgage loan repurchases.

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

Land and development costs are typically allocated to individual residential lots on a pro-rata basis, and the costs of residential lots are transferred to construction in progress when home construction begins. We use the specific identification method for the purpose of accumulating home construction costs. Cost of sales for homes closed includes the specific construction costs of each home and all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) allocated to each residential lot based upon the total number of homes expected to be closed in each community. Any changes to the estimated total development costs subsequent to the initial home closings in a community are generally allocated on a pro-rata basis to the remaining homes in the community associated with the relevant development activity.

When a home is closed, we generally have not paid all incurred costs necessary to complete the home. We record as a liability and as a charge to cost of sales the amount we estimate will ultimately be paid related to completed homes that have been closed. We compare our home construction budgets to actual recorded costs to determine the additional costs remaining to be paid on each closed home. We monitor the accrual by comparing actual costs incurred on closed homes in subsequent months to the amounts previously accrued. Although actual costs to be paid in the future on previously closed homes could differ from our current accruals, such differences have not been significant.

Each quarter, the performance and outlook of land inventory and communities are reviewed for indicators of potential impairment. We generally review our inventory for impairment indicators at the community level, and the inventory within each community is categorized as land held for development, residential land and lots developed and under development, and construction in progress and finished homes, based on the stage of production or plans for future development. A particular community often includes inventory in more than one category. In certain situations, inventory may be analyzed separately for impairment purposes based on its product type (e.g. single family homes evaluated separately from condominium parcels). In reviewing each of our communities, we determine if impairment indicators exist on inventory held and used by analyzing a variety of factors including, but not limited to, the following:

•	gross margins on homes closed in recent months;

•	projected gross margins on homes sold but not closed;

•	projected gross margins based on community budgets;

•	trends in gross margins, average selling prices or cost of sales;

•	sales absorption rates; and

•	performance of other communities in nearby locations.

If indicators of impairment are present for a community, we perform an impairment evaluation of the community, which includes an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if so, impairment charges are recorded to cost of sales if the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by community specific factors including estimates of the amounts and timing of future revenues and estimates of the amount of land development, materials and labor costs which, in turn, may be impacted by the following local market conditions:

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

For the inventory impairment analyses we performed during fiscal 2013, we assumed that for the majority of communities, sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. For a minority of communities that we do not intend to develop or operate in current market conditions, some increases over current sales prices were assumed. The remaining lives of the communities evaluated were estimated to be in a range from six months to in excess of ten years, and we utilized a range of discount rates for communities from 12% to 18%.

We rarely purchase land for resale. However, when we own land or communities under development that do not fit into our development and construction plans and we determine to sell the asset, the project is accounted for as land held for sale. We record land held for sale at the lesser of its carrying value or fair value less estimated costs to sell. In performing the impairment evaluation for land held for sale, we consider several factors including, but not limited to, recent offers received to purchase the property, prices for land in recent comparable sales transactions and market analysis studies, which include the estimated price a willing buyer would pay for the land. If the estimated fair value less costs to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less costs to sell.

The key assumptions relating to inventory valuations are impacted by local market economic conditions and the actions of competitors, and are inherently uncertain. Due to uncertainties in the estimation process, actual results could differ from such estimates. Our quarterly assessments reflect management’s estimates, and we continue to monitor the fair value of held-for-sale assets through the disposition date.

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

When available, we use quoted market prices in active markets to determine fair value. We consider the principal market and nonperformance risk associated with our counterparties when determining the fair value measurements, if applicable. Fair value measurements are used for our marketable securities, mortgage loans held for sale, debt securities collateralized by residential real estate, interest rate lock commitments (IRLCs) and other derivative instruments on a recurring basis, and are used for inventories, other mortgage loans and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value may not be recoverable.

Goodwill - We record goodwill associated with our acquisitions of businesses when the consideration paid exceeds the fair value of the net tangible and identifiable intangible assets acquired. We evaluate our goodwill balances for potential impairment on an annual basis. The current guidance allows an entity to assess qualitatively whether it is necessary to perform step one of a prescribed two-step annual goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. We performed a qualitative assessment of our goodwill balance of $38.9 million at September 30, 2013 and 2012 and determined that the two-step process was not necessary.

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

Legal Claims and Insurance — We are named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, we are managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues and contract disputes. We have established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. At both September 30, 2013 and 2012, 99% of these reserves related to construction defect matters.

Our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of September 30, 2013 and 2012, we had reserves for approximately 160 and 170 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During fiscal 2013, we established reserves for approximately 80 new construction defect claims and resolved 90 construction defect claims for a total cost of $44.4 million. The majority of our total construction defect reserves consists of the estimated exposure to future claims on previously closed homes. We have closed a significant number of homes during recent years, and as a result we may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which we operate. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where we operate are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

Historical trends in construction defect claims have been inconsistent, and we believe they may continue to fluctuate over the next several years. Housing market conditions have been volatile across most of our markets over the past ten years, and we believe such conditions can affect the frequency and cost of construction defect claims. We closed a significant number of homes during our peak operating years from 2003 to 2007. If the ultimate resolution of construction defect claims resulting from closings in those years varies from current expectations, it could significantly change our estimates regarding the frequency and timing of claims incurred and the costs to resolve existing and anticipated future claims, which would impact the construction defect reserves in the future. If the frequency of claims incurred or costs of existing and future legal claims significantly exceed our current estimates, they will have a significant negative impact on our future earnings and liquidity.

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

The estimation of losses related to these reserves and the related estimates of recoveries from insurance policies are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products built, claim frequency, claim settlement costs and patterns, insurance industry practices and legal interpretations, among others. Due to the high degree of judgment required in establishing reserves for these contingencies, actual future costs and recoveries from insurance could differ significantly from current estimated amounts. A 10% increase in the claim frequency and the average cost per claim used to estimate the reserves would result in an increase of approximately $93.9 million in our reserves and a $50.0 million increase in our receivable, resulting in additional expense of $43.9 million. A

10% decrease in the claim frequency and the average cost per claim would result in a decrease of approximately $84.3 million in our reserves and a $43.9 million decrease in our receivable, resulting in a reduction in expense of $40.4 million.

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

Stock-based Compensation — Our common stockholders formally authorize shares of stock-based compensation available for future grants. From time to time, the Compensation Committee of our Board of Directors authorizes the grant of stock-based compensation to our employees and directors from these available shares. At September 30, 2013, our outstanding stock-based compensation awards include stock options and restricted stock units. Grants of restricted stock units may vest immediately or over a certain number of years as determined by the Compensation Committee of our Board of Directors. Restricted stock units outstanding at September 30, 2013 vest over a period of 1 to 3 years. Stock options are granted at exercise prices which equal the market value of our common stock at the date of the grant. The stock options outstanding at September 30, 2013 vest over periods of 2 to 9.75 years and expire 10 years after the dates on which they were granted.

The compensation expense for stock-based awards is based on the fair value of the award and is recognized on a straight-line basis over the remaining vesting period. The fair values of restricted stock units are based on the stock prices at the date of grant. The fair values of stock options granted are calculated on the date of grant using a Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited. The benefits of tax deductions in excess of recognized compensation expense are reported in our consolidated statements of cash flows as a financing cash flow.

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

We are exposed to interest rate risk associated with our mortgage loan origination services. We manage interest rate risk through the use of forward sales of mortgage-backed securities (MBS), which are referred to as “hedging instruments” in the following discussion. We do not enter into or hold derivatives for trading or speculative purposes.

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in financial services revenues on the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in financial services revenues on the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the years ended September 30, 2013 and 2012 was not significant, is recognized in current earnings. At September 30, 2013, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $474.0 million. Uncommitted IRLCs totaled a notional amount of approximately $334.1 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $173.6 million at September 30, 2013.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2013. The interest rate for our variable rate debt represents the weighted average interest rate of our mortgage repurchase facility at September 30, 2013. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Fiscal Year Ending September 30,							Fair Value at September 30, 2013
	2014	2015	2016	2017	2018	Thereafter	Total
	($ in millions)
Debt:
Fixed rate (1)	$792.2	$157.7	$542.9	$350.0	$400.0	$1,050.0	$3,292.8	$3,582.3
Average interest rate (1)	8.4%	5.4%	6.4%	5.0%	3.8%	5.1%	5.9%
Variable rate	$238.6	$—	$—	$—	$—	$—	$238.6	$238.6
Average interest rate	2.8%	—	—	—	—	—	2.8%
____________

(1)
Fixed rate maturities of $792.2 million in 2014 include $500 million principal due on our convertible senior notes that will mature on May 15, 2014 and are convertible into approximately 38.6 million shares of our common stock at a conversion price of $12.96 per share. If the convertible senior notes are eligible for conversion at maturity, we may redeem them with cash, shares of our common stock or a combination thereof at our election. The effective interest rate of the convertible senior notes is 9.9% after giving effect to the amortization of the discount and financing costs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of D.R. Horton, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, total equity, and cash flows present fairly, in all material respects, the financial position of D.R. Horton, Inc. and its subsidiaries at September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Fort Worth, Texas
November 26, 2013

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	2012
	(In millions)
ASSETS
Homebuilding:
Cash and cash equivalents	$913.3	$1,030.4
Marketable securities, available-for-sale	—	298.0
Restricted cash	77.8	49.3
Inventories:
Construction in progress and finished homes	2,498.0	1,682.7
Residential land and lots — developed and under development	3,227.3	1,838.4
Land held for development	472.1	644.1
	6,197.4	4,165.2
Income taxes receivable	—	14.4
Deferred income taxes, net of valuation allowance of $31.0 million and $41.9 million at September 30, 2013 and 2012, respectively	586.6	709.5
Property and equipment, net	106.7	72.6
Other assets	460.5	456.8
Goodwill	38.9	38.9
	8,381.2	6,835.1
Financial Services:
Cash and cash equivalents	23.2	17.3
Mortgage loans held for sale	395.1	345.3
Other assets	56.9	50.5
	475.2	413.1
Total assets	$8,856.4	$7,248.2
LIABILITIES
Homebuilding:
Accounts payable	$346.4	$216.2
Accrued expenses and other liabilities	886.0	893.8
Notes payable	3,270.4	2,305.3
	4,502.8	3,415.3
Financial Services:
Accounts payable and other liabilities	53.6	50.4
Mortgage repurchase facility	238.6	187.8
	292.2	238.2
Total liabilities	4,795.0	3,653.5
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 330,143,689 shares issued and 322,943,618 shares outstanding at September 30, 2013 and 328,092,047 shares issued and 320,891,976 shares outstanding at September 30, 2012	3.3	3.3
Additional paid-in capital	2,042.0	1,979.8
Retained earnings	2,145.6	1,743.1
Treasury stock, 7,200,071 shares at September 30, 2013 and 2012, at cost	(134.3)	(134.3)
Accumulated other comprehensive income	1.9	0.2
Total stockholders’ equity	4,058.5	3,592.1
Noncontrolling interests	2.9	2.6
Total equity	4,061.4	3,594.7
Total liabilities and equity	$8,856.4	$7,248.2
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended September 30,
	2013	2012	2011
	(In millions, except per share data)
Homebuilding:
Revenues:
Home sales	$6,024.8	$4,218.4	$3,542.3
Land/lot sales and other	61.1	17.8	7.3
	6,085.9	4,236.2	3,549.6
Cost of sales:
Home sales	4,771.5	3,472.9	2,971.0
Land/lot sales and other	50.9	13.3	6.9
Inventory and land option charges	31.1	6.2	45.4
	4,853.5	3,492.4	3,023.3
Gross profit:
Home sales	1,253.3	745.5	571.3
Land/lot sales and other	10.2	4.5	0.4
Inventory and land option charges	(31.1)	(6.2)	(45.4)
	1,232.4	743.8	526.3
Selling, general and administrative expense	649.9	528.7	480.0
Interest expense	5.1	23.6	50.5
(Gain) loss on early retirement of debt, net	—	(0.1)	10.8
Other (income)	(14.9)	(12.1)	(8.0)
Homebuilding pre-tax income (loss)	592.3	203.7	(7.0)
Financial Services:
Revenues, net of recourse and reinsurance expense	173.4	117.8	87.2
General and administrative expense	116.4	85.5	76.3
Interest and other (income)	(8.5)	(6.9)	(8.2)
Financial services pre-tax income	65.5	39.2	19.1
Income before income taxes	657.8	242.9	12.1
Income tax expense (benefit)	195.1	(713.4)	(59.7)
Net income	$462.7	$956.3	$71.8
Other comprehensive income (loss), net of income tax:
Unrealized (loss) gain related to available-for-sale securities	(0.2)	0.1	(0.2)
Unrealized gain related to debt securities collateralized by residential real estate	1.9	—	—
Comprehensive income	$464.4	$956.4	$71.6
Basic net income per common share	$1.44	$3.01	$0.23
Net income per common share assuming dilution	$1.33	$2.77	$0.23
Cash dividends declared per common share	$0.1875	$0.15	$0.15

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Equity
	(In millions, except common stock share data)
Balances at September 30, 2010 (318,823,234 shares)	$3.2	$1,894.8	$810.6	$(95.7)	$0.3	$9.7	$2,622.9
Net income	—	—	71.8	—	—	—	71.8
Issuances under employee benefit plans (91,350 shares)	—	0.9	—	—	—	—	0.9
Exercise of stock options (303,535 shares)	—	2.5	—	—	—	—	2.5
Stock issued under employee incentive plans (369,818 shares)	—	4.6	—	—	—	—	4.6
Stock based compensation expense	—	14.2	—	—	—	—	14.2
Cash dividends declared	—	—	(47.8)	—	—	—	(47.8)
Treasury stock purchases (3,544,838 shares)	—	—	—	(38.6)	—	—	(38.6)
Other comprehensive loss	—	—	—	—	(0.2)	—	(0.2)
Noncontrolling interests	—	—	—	—	—	(6.8)	(6.8)
Balances at September 30, 2011 (316,043,099 shares)	$3.2	$1,917.0	$834.6	$(134.3)	$0.1	$2.9	$2,623.5
Net income	—	—	956.3	—	—	—	956.3
Issuances under employee benefit plans (79,455 shares)	—	0.9	—	—	—	—	0.9
Exercise of stock options (4,493,797 shares)	0.1	40.7	—	—	—	—	40.8
Stock issued under employee incentive plans (275,625 shares)	—	3.1	—	—	—	—	3.1
Stock based compensation expense	—	18.1	—	—	—	—	18.1
Cash dividends declared	—	—	(47.8)	—	—	—	(47.8)
Other comprehensive income	—	—	—	—	0.1	—	0.1
Noncontrolling interests	—	—	—	—	—	(0.3)	(0.3)
Balances at September 30, 2012 (320,891,976 shares)	$3.3	$1,979.8	$1,743.1	$(134.3)	$0.2	$2.6	$3,594.7
Net income	—	—	462.7	—	—	—	462.7
Issuances under employee benefit plans (63,105 shares)	—	1.1	—	—	—	—	1.1
Exercise of stock options (1,785,412 shares)	—	37.8	—	—	—	—	37.8
Income tax benefit from employee stock awards	—	6.7	—	—	—	—	6.7
Stock issued under employee incentive plans, net of shares withheld for employee taxes (203,125 shares)	—	(2.4)	—	—	—	—	(2.4)
Stock based compensation expense	—	19.0	—	—	—	—	19.0
Cash dividends declared	—	—	(60.2)	—	—	—	(60.2)
Other comprehensive income	—	—	—	—	1.7	—	1.7
Noncontrolling interests	—	—	—	—	—	0.3	0.3
Balances at September 30, 2013 (322,943,618 shares)	$3.3	$2,042.0	$2,145.6	$(134.3)	$1.9	$2.9	$4,061.4

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2013	2012	2011
	(In millions)
OPERATING ACTIVITIES
Net income	$462.7	$956.3	$71.8
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	22.7	18.8	19.9
Amortization of discounts and fees	39.7	40.4	37.2
Stock based compensation expense	19.0	18.1	14.2
Income tax benefit from employee stock awards	(6.7)	—	—
Deferred income taxes	130.9	(709.5)	—
(Gain) loss on early retirement of debt, net	—	(0.1)	10.8
Gain on sale of marketable securities	(0.2)	(0.2)	(0.1)
Inventory and land option charges	31.1	6.2	45.4
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(815.3)	(275.4)	(91.4)
(Increase) decrease in residential land and lots — developed, under development, and held for development	(1,235.6)	(371.0)	16.9
Decrease (increase) in other assets	16.5	(37.4)	32.7
Decrease (increase) in income taxes receivable	14.4	(2.0)	3.6
Increase in mortgage loans held for sale	(49.8)	(51.2)	(40.3)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	139.5	113.6	(101.8)
Net cash (used in) provided by operating activities	(1,231.1)	(293.4)	18.9
INVESTING ACTIVITIES
Purchases of property and equipment	(58.0)	(33.6)	(16.3)
Purchases of marketable securities	(28.9)	(240.8)	(300.1)
Proceeds from the sale or maturity of marketable securities	325.4	232.8	292.5
(Increase) decrease in restricted cash	(28.5)	(0.2)	4.6
Net principal increase of other mortgage loans and real estate owned	(2.5)	(4.7)	(4.0)
Purchase of debt securities collateralized by residential real estate	(18.6)	—	—
Principal payments received on debt securities collateralized by residential real estate	1.4	—	—
Payments related to acquisition of a business	(9.4)	(96.5)	—
Net cash provided by (used in) investing activities	180.9	(143.0)	(23.3)
FINANCING ACTIVITIES
Proceeds from notes payable	1,307.9	765.9	30.0
Repayment of notes payable	(345.1)	(17.5)	(519.3)
Proceeds from stock associated with certain employee benefit plans	29.7	50.9	3.4
Income tax benefit from employee stock awards	6.7	—	—
Cash dividends paid	(60.2)	(47.8)	(47.8)
Purchase of treasury stock	—	—	(38.6)
Net cash provided by (used in) financing activities	939.0	751.5	(572.3)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(111.2)	315.1	(576.7)
Cash and cash equivalents at beginning of year	1,047.7	732.6	1,309.3
Cash and cash equivalents at end of year	$936.5	$1,047.7	$732.6
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$5.6	$19.5	$66.3
Income taxes paid (refunded), net	$34.8	$6.1	$(1.9)
Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$11.4	$4.1	$1.9
Stock issued under employee incentive plans	$3.9	$3.1	$4.6
Accrual for holdback payment related to acquisition	$—	$9.4	$—
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

Reclassifications

The statements of cash flows for fiscal 2012 and 2011, including the cash flows for the Non-Guarantor Subsidiaries as reflected in Note P, have been corrected to reflect a use of cash of $4.7 million and $4.0 million, respectively, previously reflected in operating activities to cash used in investing activities related to the net principal increase of other mortgage loans and real estate owned. The Company has determined that the effect on prior period financial statements is not material. Also, see Note P for a discussion of the revision to the condensed consolidating statements of cash flows relating to intercompany advances.

Revenue Recognition

Homebuilding revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by DHI Mortgage, the Company’s 100% owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment, the profit is deferred until the sale of the related mortgage loan to a third-party purchaser has been completed. At September 30, 2013 and 2012, the Company had deferred profit on these home sales in the amounts of $2.3 million and $1.3 million, respectively. Any profit on land sales is deferred until the full accrual method criteria are met. When appropriate, revenue and profit on long-term construction projects are recognized under the percentage-of-completion method.

Financial services revenues associated with the Company’s title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously as each home is closed. The Company transfers substantially all underwriting risk associated with title insurance policies to third-party insurers. The Company typically elects the fair value option for its mortgage loan originations. Mortgage loans held for sale are initially recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loans are sold. Net origination costs and fees associated with mortgage loans are recognized at the time of origination. The expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. The Company generally sells the mortgages it originates and the related servicing rights to third-party purchasers. Interest income is earned from the date a mortgage loan is originated until the loan is sold.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Proceeds from home closings held for the Company’s benefit at title companies are included in homebuilding cash on the consolidated balance sheet.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Marketable Securities

When the Company has cash on hand in excess of its near-term needs, it may invest a portion of the cash by purchasing marketable securities with maturities in excess of three months. The Company considers its investment portfolio to be available-for-sale. Accordingly, these investments are recorded at fair value. At the end of a reporting period, unrealized gains and losses on these investments, net of tax, are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet. Gains and losses realized upon the sale of marketable securities are determined by specific identification and are included in homebuilding other income. During fiscal 2013, all of the Company's marketable securities either matured or were sold, with proceeds totaling $325.4 million and recognition of a minimal gain.

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

Land and development costs are typically allocated to individual residential lots on a pro-rata basis, and the costs of residential lots are transferred to construction in progress when home construction begins. The specific identification method is used for the purpose of accumulating home construction costs. Cost of sales for homes closed includes the specific construction costs of each home and all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) allocated to each residential lot based upon the total number of homes expected to be closed in each community. Any changes to the estimated total development costs subsequent to the initial home closings in a community are generally allocated on a pro-rata basis to the remaining homes in the community associated with the relevant development activity.

When a home is closed, the Company generally has not paid all incurred costs necessary to complete the home. A liability and a charge to cost of sales are recorded for the amount that is estimated to ultimately be paid related to completed homes that have been closed. The home construction budgets are compared to actual recorded costs to determine the additional costs remaining to be paid on each closed home.

The Company rarely purchases land for resale. However, when the Company owns land or communities under development that do not fit into its development and construction plans and determines it will sell the asset, the project is accounted for as land held for sale. The Company records land held for sale at the lesser of its carrying value or fair value less estimated costs to sell.

Each quarter, the performance and outlook of land inventory and communities under development are reviewed for indicators of potential impairment. If indicators of impairment are present for a community, the Company performs an impairment evaluation of the community, which includes an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if so, impairment charges are recorded to cost of sales if the fair value of such assets is less than their carrying amounts. Impairment charges are also recorded on finished homes in substantially completed communities when events or circumstances indicate that the carrying values are greater than the fair values less estimated costs to sell these homes. The key assumptions relating to asset valuations are impacted by local market and economic conditions, and are inherently uncertain. Due to uncertainties in the estimation process, actual results could differ from such estimates. See Note C.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capitalized Interest

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. In recent years, the Company’s active inventory was lower than its debt level and therefore, a portion of the interest incurred was reflected as interest expense. However, during the third and fourth quarters of fiscal 2013, the Company's active inventory exceeded its debt level and, therefore, all interest incurred during those periods was capitalized to inventory. See Note E.

Land Option Deposits and Pre-Acquisition Costs

The Company enters into land and lot option purchase contracts to acquire land or lots for the construction of homes. Under these contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of many of the option purchase contracts, the option deposits are not refundable in the event the Company elects to terminate the contract.

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

Variable Interests

Option purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under option. There were no variable interest entities reported in the consolidated balance sheets at September 30, 2013 and 2012 because the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance and it did not have an obligation to absorb losses of or the right to receive benefits from the entity. The maximum exposure to loss related to the Company’s variable interest entities is limited to the amounts of the Company’s related option deposits. At September 30, 2013 and 2012, the amount of option deposits related to these contracts totaled $36.9 million and $32.0 million, respectively, and are included in homebuilding other assets on the consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Repairs and maintenance costs are expensed as incurred. Depreciation generally is recorded using the straight-line method over the estimated useful life of the asset. The depreciable life of model home furniture is 2 years, depreciable lives of office furniture and equipment typically range from 2 to 5 years, and depreciable lives of buildings and improvements typically range from 5 to 20 years.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company's property and equipment balances and the related accumulated depreciation at September 30, 2013 and 2012 were as follows:

	September 30,
	2013	2012
	(In millions)
Buildings and improvements	$92.2	$77.0
Model home furniture	72.7	60.8
Office furniture and equipment	54.9	42.7
Land	16.9	14.9
Total property and equipment	236.7	195.4
Accumulated depreciation	(127.2)	(121.6)
Property and equipment, net (1)	$109.5	$73.8
_________________

(1)
Includes $2.8 million and $1.2 million at September 30, 2013 and 2012, respectively, of property and equipment related to the Company's financial services subsidiaries which is included in financial services other assets on the consolidated balance sheets.

Depreciation expense was $22.3 million, $18.8 million and $19.9 million in fiscal 2013, 2012 and 2011, respectively.

Fair Value Measurements

The Financial Accounting Standards Board’s (FASB) authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. When available, the Company uses quoted market prices in active markets to determine fair value. The Company considers the principal market and nonperformance risk associated with the Company’s counterparties when determining the fair value measurements, if applicable. Fair value measurements are used for the Company’s marketable securities, mortgage loans held for sale, debt securities collateralized by residential real estate, interest rate lock commitments (IRLCs) and other derivative instruments on a recurring basis. Fair value measurements are used for inventories, other mortgage loans and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value may not be recoverable. See Note M.

Goodwill

The Company records goodwill associated with its acquisitions of businesses when the consideration paid exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill balances are evaluated for potential impairment on an annual basis. The current guidance allows an entity to assess qualitatively whether it is necessary to perform step one of a prescribed two-step annual goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. The Company performed a qualitative assessment of goodwill at September 30, 2013 and 2012, and determined that the two-step process was not necessary. The Company's goodwill balance at September 30, 2013 and 2012 was $38.9 million, of which $15.9 million related to its South Central reporting segment and $23.0 million related to its Southeast reporting segment.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was approximately $33.2 million, $24.4 million and $29.5 million in fiscal 2013, 2012 and 2011, respectively.

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

Interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of income tax expense. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a quarterly basis. The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in increases or decreases in the Company’s income tax expense in the period in which the change is made. See Note G.

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding during each year. See Note H.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

The Company's common stockholders formally authorize shares of stock-based compensation available for future grants. From time to time, the Compensation Committee of the Company's Board of Directors authorizes the grant of stock-based compensation to its employees and directors from these available shares. At September 30, 2013, the outstanding stock-based compensation awards include stock options and restricted stock units. Grants of restricted stock units may vest immediately or over a certain number of years as determined by the Compensation Committee of the Board of Directors. Restricted stock units outstanding at September 30, 2013 vest over a period of 1 to 3 years. Stock options are granted at exercise prices which equal the market value of the Company's common stock at the date of the grant. The stock options outstanding at September 30, 2013 vest over periods of 2 to 9.75 years and expire 10 years after the dates on which they were granted.

The compensation expense for stock-based awards is based on the fair value of the award and is recognized on a straight-line basis over the remaining vesting period. The fair values of restricted stock units are based on the stock prices at the date of grant. The fair values of stock options granted are calculated on the date of grant using a Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and expected stock option exercise behavior. In addition, judgment is used in estimating the number of share-based awards that are expected to be forfeited. The benefits of tax deductions in excess of recognized compensation expense are reported in the consolidated statements of cash flows as a financing cash flow. See Note J.

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

NOTE B – SEGMENT INFORMATION

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

Homebuilding is the Company’s core business, generating 97% of consolidated revenues in fiscal 2013 and 2012 and 98% of consolidated revenues in fiscal 2011. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land and the construction and sale of residential homes in 27 states and 78 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, and to a lesser extent from the sale of land and lots.

The Company’s financial services segment provides mortgage financing and title agency services primarily to the Company’s homebuilding customers. The Company sells substantially all of the mortgages it originates and the related servicing rights to third-party purchasers. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The accounting policies of the reporting segments are described throughout Note A. Financial information relating to the Company's reporting segments is as follows:

	Year Ended September 30,
	2013	2012	2011
		(In millions)
Revenues
Homebuilding revenues:
East	$686.3	$542.4	$438.5
Midwest	471.5	339.3	261.5
Southeast	1,520.7	934.6	696.8
South Central	1,526.2	1,158.4	1,081.0
Southwest	327.7	270.7	234.8
West	1,553.5	990.8	837.0
Homebuilding revenues	6,085.9	4,236.2	3,549.6
Financial services revenues	173.4	117.8	87.2
Total revenues	$6,259.3	$4,354.0	$3,636.8
Inventory Impairments
East	$0.1	$1.0	$3.5
Midwest	—	—	0.1
Southeast	—	1.6	15.8
South Central	1.0	0.1	0.2
Southwest	—	0.5	4.4
West	20.2	—	13.3
Total inventory impairments	$21.3	$3.2	$37.3
Income (Loss) Before Income Taxes (1)
Homebuilding pre-tax income (loss):
East	$48.3	$16.0	$(13.5)
Midwest	38.9	1.1	(13.7)
Southeast	148.4	38.0	(19.9)
South Central	149.0	80.6	52.4
Southwest	26.3	16.8	(3.8)
West	181.4	51.2	(8.5)
Homebuilding pre-tax income (loss)	592.3	203.7	(7.0)
Financial services pre-tax income	65.5	39.2	19.1
Income before income taxes	$657.8	$242.9	$12.1
____________

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30,
	2013	2012
	(In millions)
Homebuilding Inventories (1):
East	$742.9	$572.7
Midwest	412.2	318.1
Southeast	1,508.5	905.0
South Central	1,443.6	935.2
Southwest	262.4	188.6
West	1,668.2	1,151.3
Corporate and unallocated (2)	159.6	94.3
Total homebuilding inventories	$6,197.4	$4,165.2
____________

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision maker.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

NOTE C – INVENTORY

The Company reviewed the performance and outlook for all of its land inventories and communities each quarter for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. As of September 30, 2013, the Company performed detailed impairment evaluations of communities with a combined carrying value of $165.9 million and determined that communities with a carrying value of $32.6 million were impaired. As a result, during the three months ended September 30, 2013, impairment charges of $21.3 million were recorded to reduce the carrying value of the impaired communities to their estimated fair value. During fiscal 2013, 2012 and 2011, impairment charges totaled $21.3 million, $3.2 million and $37.3 million, respectively.

During fiscal 2013, 2012 and 2011, the Company wrote off $9.8 million, $3.0 million and $8.1 million, respectively, of earnest money deposits and land option costs related to land option contracts which are expected to be terminated.

At September 30, 2013 and 2012, the Company had $34.0 million and $32.6 million, respectively, of inventories that met the criteria of land held for sale, which is primarily included in land held for development and residential land and lots — developed and under development in the Company’s consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	September 30,
	2013	2012
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2018	$—	$—
6.875% senior notes due 2013	—	171.7
6.125% senior notes due 2014, net	145.8	145.5
2% convertible senior notes due 2014, net	478.7	447.0
5.625% senior notes due 2014, net	137.8	137.6
5.25% senior notes due 2015, net	157.5	157.4
5.625% senior notes due 2016, net	169.7	169.6
6.5% senior notes due 2016, net	372.5	372.4
4.75% senior notes due 2017	350.0	350.0
3.625% senior notes due 2018	400.0	—
4.375% senior notes due 2022	350.0	350.0
4.75% senior notes due 2023	300.0	—
5.75% senior notes due 2023	400.0	—
Other secured	8.4	4.1
	$3,270.4	$2,305.3
Financial Services:
Mortgage repurchase facility, maturing 2014	$238.6	$187.8

As of September 30, 2013, maturities of consolidated notes payable, assuming the mortgage repurchase facility is not extended or renewed, are $1,030.8 million in fiscal 2014, $157.7 million in fiscal 2015, $542.9 million in fiscal 2016, $350.0 million in fiscal 2017, $400.0 million in fiscal 2018 and $1,050.0 million in maturities thereafter.

Homebuilding:

The Company has a senior unsecured revolving credit facility which was amended in August 2013 to increase its capacity from $600 million to $725 million and to extend its maturity date to September 7, 2018. The facility has an uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit. Letters of credit issued under the facility reduce available borrowing capacity and may total no more than $362.5 million in the aggregate. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. At September 30, 2013, there were no borrowings outstanding and $61.6 million of letters of credit issued under the revolving credit facility.

The Company's revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if the Company's ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility and the indentures governing the senior notes impose restrictions on the creation of secured debt and liens. At September 30, 2013, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and public debt obligations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in September 2012, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

In February 2013, the Company issued $400 million principal amount of 3.625% senior notes due February 15, 2018 and $300 million principal amount of 4.75% senior notes due February 15, 2023. In August 2013, the Company issued $400 million principal amount of 5.75% senior notes due August 15, 2023. On May 1, 2013, the Company repaid the remaining $171.7 million principal amount of its 6.875% senior notes which were due on that date.

The key terms of each of the Company’s senior notes outstanding as of September 30, 2013 are summarized below.

Note Payable	Principal Amount	Date Issued	Date Due	Redeemable Prior to Maturity		Effective Interest Rate (1)
	(In millions)
6.125% senior	$145.9	July 2004	January 15, 2014	No		6.3%
2% convertible senior (3)	$500.0	May 2009	May 15, 2014	No		9.9%
5.625% senior	$137.9	September 2004	September 15, 2014	No		5.8%
5.25% senior	$157.7	February 2005	February 15, 2015	Yes	(2)	5.4%
5.625% senior	$170.2	December 2004	January 15, 2016	Yes	(2)	5.8%
6.5% senior	$372.7	April 2006	April 15, 2016	Yes	(2)	6.6%
4.75% senior	$350.0	May 2012	May 15, 2017	Yes	(2)	5.0%
3.625% senior	$400.0	February 2013	February 15, 2018	Yes	(2)	3.8%
4.375% senior	$350.0	September 2012	September 15, 2022	Yes	(2)	4.5%
4.75% senior	$300.0	February 2013	February 15, 2023	Yes	(2)	4.9%
5.75% senior	$400.0	August 2013	August 15, 2023	Yes	(2)	5.9%
______________

(1)
Interest is payable semi-annually on each of the series of senior and convertible senior notes. The annual effective interest rate is calculated after giving effect to the amortization of the financing costs and any discount associated with the note issuance.

(2)
The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments on the redemption date, plus accrued interest.

(3)
Holders of the 2% convertible senior notes may convert all or any portion of their notes at their option at any time prior to maturity. The conversion rate is subject to adjustment in certain events, which include the payment of cash dividends in excess of $0.0375 per share in any fiscal quarter, but will not be adjusted for accrued interest, including any additional interest. As a result of the cash dividend of $0.15 per share which was paid in the first quarter of fiscal 2013 (see Note I), the conversion rate of the 2% convertible senior notes increased from 76.5697 to 77.18004 shares of the Company's common stock per $1,000 principal amount of senior notes. The new conversion rate is equivalent to a conversion price of approximately $12.96 per share of common stock, compared to the initial conversion price of $13.06 per share. If all of the 2% convertible senior notes due 2014 were converted into the Company's common stock, the Company would issue 38.6 million shares of its common stock as a result of the conversion. If the convertible senior notes are eligible for conversion at maturity, the Company may redeem them with cash, shares of its common stock or a combination thereof at its election. The effective interest rate of the convertible senior notes is 9.9% after giving effect to the amortization of the discount and financing costs.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All series of senior notes and borrowings under the revolving credit facility are senior obligations and rank pari passu in right of payment to all existing and future unsecured indebtedness, and senior to all existing and future indebtedness expressly subordinated to them. The senior notes and borrowings under the revolving credit facility are guaranteed by substantially all of the Company’s homebuilding subsidiaries. If a change of control of the Company occurs, as defined in the indentures governing $283.8 million principal amount of its senior notes as of September 30, 2013, the Company would be required to offer to purchase these notes at a price of 101% of their principal amount, along with accrued and unpaid interest. In addition, upon the occurrence of both a change of control and a ratings downgrade event, as defined in the indentures governing $1.8 billion principal amount of its senior notes as of September 30, 2013, the Company would be required in certain circumstances to offer to repurchase these notes at 101% of their principal amount, along with accrued and unpaid interest. If a fundamental change, including a change in control, occurs as defined in the indenture governing the convertible senior notes, which constituted $500 million principal amount as of September 30, 2013, the Company would be required to offer to purchase these notes at par, along with accrued and unpaid interest. Also, a change of control as defined in the revolving credit facility would constitute an event of default under the revolving credit facility, which could result in the acceleration of any borrowings outstanding under the facility and the termination of the commitments thereunder.

Effective August 1, 2013, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities effective through July 31, 2014. All of the $500 million authorization was remaining at September 30, 2013.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. In March 2013, the mortgage repurchase facility was renewed and amended, and new commitments from banks were obtained which increased the total capacity of the facility to $300 million. The facility's capacity can be increased to $400 million subject to the availability of additional commitments. The maturity date of the facility is February 28, 2014.

As of September 30, 2013, $351.1 million of mortgage loans held for sale with a collateral value of $329.9 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $91.3 million, DHI Mortgage had an obligation of $238.6 million outstanding under the mortgage repurchase facility at September 30, 2013 at a 2.8% annual interest rate.

The mortgage repurchase facility is not guaranteed by either D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At September 30, 2013, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE E – CAPITALIZED INTEREST

The following table summarizes the Company’s interest costs incurred, capitalized, expensed as interest expense and charged to cost of sales during the years ended September 30, 2013, 2012 and 2011:

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Capitalized interest, beginning of year	$82.3	$79.2	$91.5
Interest incurred (1)	172.8	124.1	131.6
Interest expensed:
Directly to interest expense	(7.1)	(26.9)	(51.9)
Amortized to cost of sales	(110.2)	(94.0)	(90.8)
Written off with inventory impairments	$(0.7)	$(0.1)	$(1.2)
Capitalized interest, end of year	$137.1	$82.3	$79.2
______________

(1)
Interest incurred includes interest incurred on the Company's financial services mortgage repurchase facility of $4.6 million, $3.3 million and $1.4 million in fiscal 2013, 2012 and 2011, respectively.

NOTE F – MORTGAGE LOANS

Mortgage Loans Held for Sale

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At September 30, 2013, mortgage loans held for sale had an aggregate fair value of $395.1 million and an aggregate outstanding principal balance of $381.1 million. At September 30, 2012, mortgage loans held for sale had an aggregate fair value of $345.3 million and an aggregate outstanding principal balance of $332.9 million. The Company had net gains on sales of loans and servicing rights of $112.0 million, $69.2 million and $41.6 million during the years ended September 30, 2013, 2012 and 2011, respectively. Net gains on sales of loans and servicing rights are included in financial services revenues on the consolidated statements of operations. Approximately 44% of the mortgage loans sold by DHI Mortgage during fiscal 2013 were sold to one major financial institution.

To manage the interest rate risk inherent in its mortgage operations, the Company hedges its risk using derivative instruments, generally forward sales of mortgage-backed securities (MBS), which are referred to as “hedging instruments” in the following discussion. The Company does not enter into or hold derivatives for trading or speculative purposes.

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the years ended September 30, 2013, 2012 and 2011 was not significant, is recognized in financial services revenues on the consolidated statements of operations. As of September 30, 2013, the Company had a notional amount of $173.6 million in mortgage loans held for sale not committed to third-party purchasers and the notional amounts of the hedging instruments related to those loans totaled $173.0 million.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions which include industry-standard representations and warranties, primarily involving the absence of misrepresentations by the borrower or other parties, insurability if applicable and, depending on the agreement, may include requiring a minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. Other mortgage loans generally consist of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and some become real estate owned through the foreclosure process. At September 30, 2013 and 2012, the Company’s total other mortgage loans and real estate owned, before loss reserves, were as follows:

	September 30,
	2013	2012
	(In millions)
Other mortgage loans	$35.9	$38.1
Real estate owned	1.3	1.3
	$37.2	$39.4

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. The loss reserve for loan recourse obligations is estimated based on an analysis of loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests, discussions with mortgage purchasers and analysis of mortgages originated. The reserve balances at September 30, 2013 and 2012 were as follows:

	September 30,
	2013	2012
	(In millions)
Loss reserves related to:
Other mortgage loans	$3.2	$5.0
Real estate owned	0.2	0.4
Loan repurchase and settlement obligations — known and expected	25.9	25.5
	$29.3	$30.9

Other mortgage loans and real estate owned and the related loss reserves are included in financial services other assets, while loan repurchase obligations are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets.

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At September 30, 2013, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $357.5 million.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in financial services revenues on the consolidated statements of operations. As of September 30, 2013, the Company had a notional amount of approximately $23.4 million of best-efforts whole loan delivery commitments and a notional amount of $301.0 million of hedging instruments related to IRLCs not yet committed to purchasers.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE G – INCOME TAXES

Income Tax Expense (Benefit)

The components of the Company’s income tax expense (benefit) attributable to continuing operations are as follows:

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Current tax expense (benefit):
Federal	$66.6	$(7.0)	$(53.6)
State	6.8	3.1	(6.1)
	73.4	(3.9)	(59.7)
Deferred tax expense (benefit):
Federal	146.3	(616.1)	—
State	(24.6)	(93.4)	—
	121.7	(709.5)	—
Total income tax expense (benefit)	$195.1	$(713.4)	$(59.7)

In fiscal 2013 the Company recorded directly to additional paid-in capital a tax benefit of $6.7 million related to the exercise of stock based awards and to accumulated other comprehensive income tax expense of $1.1 million with respect to the unrealized gain on debt securities classified as available for sale.

The effective tax rate in fiscal 2013 was 29.7%. The Company did not have meaningful effective tax rates in fiscal 2012 and 2011 because its net deferred tax assets were fully offset by a valuation allowance until the third quarter of fiscal 2012 when the Company significantly reduced the valuation allowance on its deferred tax assets.

The income tax benefit in fiscal 2012 was due primarily to a significant reduction of the Company's deferred tax asset valuation allowance. The income tax benefit in fiscal 2011 was due to the Company receiving a favorable result from the Internal Revenue Service (IRS) on a ruling request concerning capitalization of inventory costs.

Reconciliation of Expected Income Tax Expense (Benefit)

Differences between income tax expense (benefit) and tax computed by applying the federal statutory rate of 35% to income before income taxes during each year is due to the following:

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Income taxes at federal statutory rate	$230.2	$85.0	$4.2
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	6.5	12.1	2.4
Domestic production activities deduction	(6.5)	—	—
Uncertain tax positions, net of deferred tax	(12.7)	(2.3)	(11.2)
Valuation allowance	(24.1)	(806.6)	(54.1)
Tax credits	(1.1)	(1.3)	(2.2)
Other	2.8	(0.3)	1.2
Total income tax expense (benefit)	$195.1	$(713.4)	$(59.7)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Income Taxes

Deferred tax assets and liabilities reflect the tax consequences of temporary differences between the financial statement amounts of assets and liabilities and their tax bases, and of tax loss and credit carryforwards. Components of deferred income taxes are summarized as follows:

	September 30,
	2013	2012
	(In millions)
Deferred tax assets:
Inventory costs	$74.5	$68.4
Inventory impairments	267.6	323.4
Warranty and construction defect costs	114.5	116.7
Net operating loss carryforwards	99.3	188.9
Tax credit carryforwards	5.9	7.0
Incentive compensation plans	69.9	53.1
Deferral of profit on home sales	1.9	1.7
Other	21.5	31.8
Total deferred tax assets	655.1	791.0
Valuation allowance	(31.0)	(41.9)
Total deferred tax assets, net of valuation allowance	624.1	749.1
Deferred tax liabilities	37.5	39.6
Deferred income taxes, net	$586.6	$709.5

Tax benefits of $99.3 million exist for state net operating loss (NOL) carryforwards that will expire (beginning at various times depending on the tax jurisdiction) from fiscal 2014 to fiscal 2032. State tax credit carryforwards of $4.0 million will expire from fiscal 2018 to fiscal 2023 and $1.9 million of state tax credit carryforwards have no expiration date.

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

Valuation Allowance

When assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. The Company records a valuation allowance when it determines it is more likely than not that a portion of the deferred tax assets will not be realized. At September 30, 2013, the Company determined it was more likely than not that all of the Company’s federal deferred tax assets will be realized.

The Company had a valuation allowance of $31.0 million related to its state deferred tax assets at September 30, 2013 because the Company concluded it was more likely than not that a portion of its state NOLs would not be realized due to the more limited carryforward periods that exist in certain states. The Company continues to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to its tax benefits for state NOL carryforwards.

During fiscal 2011 and through most of fiscal 2012, the Company's net deferred tax assets were fully offset by a valuation allowance. The Company’s analyses leading to reductions in the valuation allowance during fiscal 2012 and 2013 are discussed below.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In evaluating its valuation allowance at June 30, 2012, the Company gave the most significant weight to the objective, direct positive evidence related to its recent strong financial results, especially its positive and growing levels of pre-tax income and its significant growth in net sales orders and sales order backlog during fiscal 2012. The Company estimated that if its annual pre-tax income remained at the fiscal 2012 level in future years, it would realize all of its federal NOLs in less than five years, well in advance of the expiration of the Company's NOL carryforwards in fiscal 2030 and 2031, and it would also absorb all federal deductible temporary differences as they reverse in future years. Additionally, the Company considered, at a lower weighting, the subjective, direct positive evidence that it expected to increase its pre-tax income in future years by utilizing its strong balance sheet and liquidity position to invest in opportunities to sustain and grow its operations. If industry conditions weakened, the Company expected to be able to adjust its operations to maintain long-term profitability and still realize its deferred tax assets.

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

The most significant changes in the Company's evaluation of the realizability of its deferred tax assets at June 30, 2012 were the development of significant positive evidence related to the Company's accelerating growth in pre-tax income, net sales orders and backlog as fiscal 2012 progressed; the Company's expectation to realize all of its federal NOLs in less than five years and to absorb all federal deductible temporary differences as they reverse in future years based on fiscal 2012 pre-tax income levels; the Company's expectation of sustained and increasing profitability in future years; and the lessening of the significance of the negative evidence considered in prior periods related to the Company's pre-tax losses incurred in prior years, because the Company had generated positive cumulative pre-tax income for the past three years as of June 30, 2012. These significant changes in the evidence at June 30, 2012 led the Company to determine that it was appropriate to reverse all of the valuation allowance related to its federal deferred tax assets and a portion of the valuation allowance related to its state deferred tax assets. At September 30, 2012, the Company had tax benefits for state NOL carryforwards of $85.2 million and had a valuation allowance of $41.9 million related to its state deferred tax assets.

Further changes in the valuation allowance were recorded during fiscal 2013 based on the Company’s quarterly evaluations to determine the need for a valuation allowance related to its state deferred tax assets. At March 31, 2013, after considering the impact of significantly improving profits from operations, the Company concluded it was more likely than not that it would realize more of its deferred tax assets related to state NOL carryforwards than previously anticipated. The Company based this conclusion on additional positive evidence related to the actual pre-tax profits achieved during the six months ended March 31, 2013 and higher levels of forecasted profitability for the remainder of fiscal 2013 and in future years. The Company expected these increased profits to result in a greater realization of its NOL carryforwards in certain states before they expire than previously estimated. Accordingly, at March 31, 2013, the Company reduced the valuation allowance on its state deferred tax assets by $18.7 million to a balance of $23.2 million. Because this reduction of the valuation allowance was recognized in an interim period, a portion of the valuation allowance to be reversed was allocated to the remaining interim periods. Therefore, the Company reversed an additional $2.9 million of the valuation allowance in the third and fourth quarters of fiscal 2013. Additionally, approximately $13.2 million of the Company's valuation allowance was attributable to state NOL carryforwards that expired at the end of fiscal 2013, at which time the related unrealized deferred tax assets and valuation

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

allowances were written off. The amount of the Company’s valuation allowance at September 30, 2013 as a result of the activity described above would have been $7.1 million.

At September 30, 2013 the Company recorded an out-of-period adjustment which increased both the Company’s deferred income taxes and the valuation allowance on its deferred income taxes by $23.9 million. The out-of-period adjustment had no impact on the Company’s statement of operations during fiscal 2013. The increase in the Company’s deferred income taxes of $23.9 million corrected an error in recording the future benefits for state NOL carryforwards based on each of the Company’s legal entities’ NOLs in each state and the current tax rate of each state. The valuation allowance was also increased by $23.9 million because the Company determined it is more likely than not that these state NOL carryforwards will not be realized because the Company estimates it will not have sufficient taxable income within these states' carryforward periods. As a result of this adjustment, the remaining amount of the valuation allowance related to state deferred tax assets was $31.0 million at September 30, 2013. The Company’s valuation allowance is based on an analysis of the amount of NOL carryforwards associated with each of its legal entities in the states in which it conducts business, as compared to its expected level of taxable income under existing apportionment or recognition rules in each state and the carryforward periods allowed in each state's tax code. Had deferred income taxes related to the state NOL carryforwards of each of the Company's legal entities been reflected at state specific tax rates as of September 30, 2012, the Company's deferred income taxes would have increased by $31.6 million and the corresponding valuation allowance on its deferred income taxes would have increased by $37.6 million. This would have resulted in a decrease in the Company’s income tax benefit of $6.0 million in fiscal 2012, which would have reversed and decreased income tax expense by $6.0 million in fiscal 2013. The unadjusted amounts from fiscal 2012 are not material to the Company’s financial statements for fiscal 2012, and the out-of-period adjustment recorded in fiscal 2013 is not material to the current fiscal year’s financial statements.

Unrecognized Tax Benefits

Unrecognized tax benefits are the differences between tax positions taken or expected to be taken in a tax return and the benefits recognized for accounting purposes. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Unrecognized tax benefits, beginning of year	$14.1	$16.3	$65.0
Reductions attributable to tax positions taken in prior years	(2.4)	(1.6)	(48.7)
Reductions attributable to lapse of statute of limitations	(7.5)	(0.6)	—
Unrecognized tax benefits, end of year	$4.2	$14.1	$16.3

Included in the balance of unrecognized tax benefits at September 30, 2013 and 2012 are tax benefits of $2.7 million and $11.8 million, respectively, that, if recognized, would reduce the Company’s income tax expense. Also included in the balance of unrecognized tax benefits at September 30, 2013 and 2012 are tax benefits of $1.5 million and $2.3 million, respectively, that, if recognized, would result in an adjustment to deferred income taxes. At September 30, 2011 all tax positions, if recognized, would have reduced the Company's income tax expense because of the full valuation allowance that existed on its deferred tax assets.

The Company classifies interest expense and penalties on income taxes as income tax expense. During fiscal 2013, 2012 and 2011, the Company recognized interest benefits related to unrecognized tax benefits of $2.8 million, $0.1 million and $12.7 million, respectively, in its consolidated statements of operations. At September 30, 2013 and 2012, the Company’s total accrued interest expense relating to unrecognized tax benefits was $2.2 million and $5.1 million, respectively, and there were no accrued penalties.

A reduction of $4.2 million in the amount of unrecognized tax benefits and $2.2 million of accrued interest is reasonably possible within the next 12 months, of which $4.1 million would be reflected as an income tax benefit in the consolidated statement of operations and $2.3 million would result in an adjustment to deferred income taxes.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Regulations and Legislation

The Company is subject to federal income tax and to income tax in multiple states. The statute of limitations for the Company's major tax jurisdictions remains open for examination for fiscal years 2010 through 2013. The Company is currently being audited by various states.

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013, and did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE H – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share. Options to purchase 4.6 million, 6.4 million and 9.9 million shares of common stock were excluded from the computation of diluted earnings per share for fiscal 2013, 2012 and 2011, respectively, because the exercise price of the options was greater than the average market price of the common shares and, therefore, their effect would have been antidilutive. Additionally, the convertible senior notes were excluded from the computation of diluted earnings per share for fiscal 2011 because their effect would have been antidilutive.

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Numerator:
Net income	$462.7	$956.3	$71.8
Effect of dilutive securities:
Interest expense and amortization of issuance costs associated with convertible senior notes, net of tax, if applicable	23.9	36.8	—
Numerator for diluted earnings per share after assumed conversions	$486.6	$993.1	$71.8
Denominator:
Denominator for basic earnings per share — weighted average common shares	322.1	318.1	318.3
Effect of dilutive securities:
Employee stock awards	4.2	2.6	0.2
Convertible senior notes	38.6	38.3	—
Denominator for diluted earnings per share — adjusted weighted average common shares	364.9	359.0	318.5

NOTE I – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement filed with the SEC in September 2012, registering debt and equity securities that it may issue from time to time in amounts to be determined. At September 30, 2013, the Company had 330,143,689 shares of Common Stock issued and 322,943,618 shares outstanding. No shares of Preferred Stock were issued or outstanding. At September 30, 2013, the Company had 26.5 million and 3.6 million shares of Common Stock reserved for issuance pursuant to the D.R. Horton, Inc. Stock Incentive Plans and Employee Stock Purchase Plan, respectively.

Effective August 1, 2013, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock effective through July 31, 2014. All of the $100 million authorization was remaining at September 30, 2013.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTE J – EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

The Company has a 401(k) plan for all employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing may also be made at the Company’s discretion. Expenses for the plan were $6.4 million, $5.6 million and $3.9 million in fiscal 2013, 2012 and 2011 respectively.

The Company’s Supplemental Executive Retirement Plan (SERP) is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death, or termination of employment. Under the SERP, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company’s liabilities related to the SERP were $21.5 million and $19.4 million at September 30, 2013 and 2012, respectively. The Company recorded $3.6 million, $3.1 million and $2.9 million of expense for this plan in fiscal 2013, 2012 and 2011, respectively.

The Company has a deferred compensation plan available to a select group of employees which allows participating employees to contribute compensation into the plan on a before tax basis and defer income taxation on the contributions until the funds are withdrawn from the plan. The participating employees designate investments for their contributions; however, the Company is not required to invest the contributions in the designated investments. The Company’s net liabilities related to the deferred compensation plan were $22.9 million and $23.4 million at September 30, 2013 and 2012, respectively. The Company records as expense the amount that the employee contributions would have earned had the funds been invested in the designated investments. In fiscal 2013 and 2012, the Company recorded expenses of $0.6 million and $1.6 million, respectively, for this plan, and in fiscal 2011, it recorded a reduction in expense of $0.7 million.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. The price to eligible employees may be further discounted depending on the average fair market value of the stock during the period and certain other criteria. Under the terms of the plan, the total fair market value of the common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees purchased 63,105 shares for $1.1 million in fiscal 2013, 79,455 shares for $0.9 million in fiscal 2012 and 91,350 shares for $0.9 million in fiscal 2011.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options

The Company’s Stock Incentive Plan provides for the granting of stock options to certain key employees to purchase shares of common stock. Options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. The options outstanding at September 30, 2013 vest over periods of 2 to 9.75 years and expire 10 years after the dates on which they were granted.

The following table provides additional information related to stock option activity under the Company’s Stock Incentive Plan.

	Year Ended September 30,
	2013		2012		2011
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	17,580,031	$14.24	22,705,963	$13.63	17,658,872	$14.87
Granted	3,676,000	23.80	—	—	6,172,500	9.97
Exercised	(1,785,412)	16.00	(4,493,797)	11.13	(303,535)	8.36
Canceled or expired	(508,083)	14.66	(632,135)	14.46	(821,874)	14.92
Outstanding at end of year	18,962,536	$15.91	17,580,031	$14.24	22,705,963	$13.63
Exercisable at end of year	6,626,337	$16.83	5,815,913	$18.55	7,540,704	$16.53

At September 30, 2013, there were 7.5 million shares available for future grants under the Plan.

The total intrinsic value of options exercised during fiscal 2013, 2012 and 2011 was $14.6 million, $26.4 million and $0.9 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the option exercise price.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2013 was $104.1 million and $33.9 million, respectively. Exercise prices for options outstanding at September 30, 2013, ranged from $9.03 to $36.92. The weighted average remaining contractual lives of options outstanding and exercisable at September 30, 2013 were 6.0 years and 4.5 years, respectively.

During fiscal 2013 and 2011, the Compensation Committee of the Board of Directors and the Board of Directors approved and granted stock options to executive officers, other officers, employees and non-management directors of the Company. There were approximately 500 recipients of the 2013 stock option grant and 350 recipients of the 2011 stock option grant who collectively may purchase approximately 3.7 million shares and 6.2 million shares, respectively, of the Company's common stock at the closing market price of the stock on the date of the grant. The stock options granted in fiscal 2013 and 2011 vest over periods of 2 to 5 years and expire 10 years after the dates on which they were granted. No stock options were granted by the Company during fiscal 2012.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company measures and recognizes compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The weighted average fair value of options granted in fiscal 2013 and 2011 was $10.92 per share and $3.98 per share, respectively. The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended September 30,
	2013	2012	2011
Risk free interest rate	1.13%	—	1.26%
Expected life (in years)	6.46	—	6.46
Expected volatility	49.30%	—	46.40%
Expected dividend yield	0.63%	—	1.50%

For fiscal 2013, 2012 and 2011, the Company’s compensation expense related to stock option grants was $18.6 million, $15.1 million and $12.8 million, respectively, and at September 30, 2013, there was $61.8 million of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 3.9 years.

Incentive Bonus Plan

The Company's Incentive Bonus Plan provides for the Compensation Committee to award short-term performance bonuses to senior management based upon the level of achievement of certain criteria. For fiscal 2013, 2012 and 2011 the Compensation Committee approved awards whereby the Company's Chairman of the Board and its Chief Executive Officer could earn performance bonuses based upon a certain percentage of the Company's pre-tax income. Compensation expense related to these plans was $9.8 million, $4.9 million and $0.5 million in fiscal 2013, 2012 and 2011, respectively.

Restricted Stock Unit Agreement

The Company has a Restricted Stock Unit Agreement (RSU Agreement) for awards to executive officers and other key employees pursuant to the Stock Incentive Plan. Under the RSU Agreement, the Compensation Committee may award performance or service (time) based restricted stock units subject to the terms and conditions of the RSU Agreement and the Stock Incentive Plan.

In September 2010, the Compensation Committee approved and granted awards of 200,000 performance based restricted stock units (Performance RSUs) that vested at the end of a two-year performance period that ended September 30, 2012. The number of units that vested depended on the Company's relative position as compared to its peers at the end of the two-year period in achieving certain performance criteria and ranged from 0% to 200% of the number of units granted. The performance criteria were total shareholder return, return on investment, SG&A expense containment and gross profit. Each Performance RSU represented the contingent right to receive one share of the Company's common stock if the vesting conditions were satisfied. The Performance RSUs had no dividend or voting rights during the performance period. The fair value of these awards on the date of grant was $11.53 per unit. Based on the achievement of the performance criteria, 325,000 Performance RSUs were earned and vested on September 30, 2012. Compensation expense for these awards was based on the Company's performance against the peer group, the elapsed portion of the performance period and the grant date fair value of the award. Compensation expense was $2.6 million and $1.2 million in fiscal 2012 and 2011, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In fiscal 2013, 2012 and 2011, the Compensation Committee approved and granted awards of performance based units (Performance Units) that vest at the end of three-year performance periods. The number of units that ultimately vest depends on the Company's relative position as compared to its peers at the end of the three-year period in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return, return on investment, SG&A expense containment and gross profit. The earned awards will have a value equal to the number of earned units multiplied by the closing price of the Company's common stock at the end of the respective performance period and may be paid in cash, equity or a combination of both at the discretion of the Compensation Committee. The Compensation Committee also has the discretion to reduce the final payout on the Performance Units from the amount earned. The Performance Units have no dividend or voting rights during the performance period. Compensation expense related to these grants is based on the Company's performance against the peer group, the elapsed portion of the performance period and the Company's stock price at the end of the period. The following table provides additional information related to the Performance Units granted in fiscal 2013, 2012 and 2011 and outstanding at September 30, 2013.

Grant Date	Vesting Date	Target Number of Performance Units	Grant Date Fair Value per Unit	Liability at September 30,		Compensation Expense Year Ended September 30,
				2013	2012	2013	2012	2011
				(In millions)		(In millions)
November 2010	September 2013	300,000	$12.69	$9.5	$6.7	$2.8	$5.7	$1.0
November 2011	September 2014	350,000	11.79	7.4	4.1	3.3	4.1	—
November 2012	September 2015	350,000	22.15	2.7	—	2.7	—	—
				$19.6	$10.8	$8.8	$9.8	$1.0

Based on the achievement of performance criteria, 487,500 Performance Units related to the awards granted in November 2010, were earned and vested on September 30, 2013. In November 2013, the Compensation Committee approved the payout of these Performance Units in the form of 487,500 shares of common stock to satisfy the award. The value of the award was $9.5 million at September 30, 2013 based on the Company's stock price on that date.

In January 2013, the Company's Board of Directors approved and granted awards of 33,333 Restricted Stock Units to non-management directors which vest in annual installments over one to three-year periods ending in January 2016. Each Restricted Stock Unit represents the contingent right to receive one share of the Company's common stock if the vesting conditions are satisfied. The Restricted Stock Units have no dividend or voting rights during the vesting period. The fair value of these awards on the date of grant was $21.49 per unit. Compensation expense related to this grant was $0.2 million in fiscal 2013.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE K – COMMITMENTS AND CONTINGENCIES

Warranty Claims

The Company provides its homebuyers with warranties on the homes it sells for defects in structural components, mechanical systems and other construction components of the home. Warranty liabilities are established by charging cost of sales for each home delivered based on management's estimate of expected warranty-related costs and by accruing for existing warranty claims. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates, and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built. The estimation of these costs is subject to a high degree of variability due to uncertainties related to these factors. Due to the high degree of judgment required in establishing the liability for warranty claims, actual future costs could differ significantly from current estimated amounts, and it is not possible for the Company to make a reasonable estimate of the possible loss or range of loss in excess of its warranty liability.

Changes in the Company’s warranty liability during fiscal 2013 and 2012 were as follows:

	September 30,
	2013	2012
	(In millions)
Warranty liability, beginning of year	$56.8	$46.2
Warranties issued	26.7	18.7
Changes in liability for pre-existing warranties	10.1	15.1
Settlements made	(36.7)	(23.2)
Warranty liability, end of year	$56.9	$56.8

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues and contract disputes. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $482.0 million and $544.9 million at September 30, 2013 and 2012, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. At both September 30, 2013 and 2012, approximately 99% of these reserves related to construction defect matters. Expenses related to the Company’s legal contingencies were $19.3 million, $41.2 million and $28.1 million in fiscal 2013, 2012 and 2011, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of September 30, 2013, no individual existing claim was material to the Company’s financial statements, and the majority of the Company’s total construction defect reserves consisted of the estimated exposure to future claims on previously closed homes. The Company has closed a significant number of homes during recent years, and as a result the Company may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

The Company's reserves for legal claims decreased from $544.9 million at September 30, 2012 to $482.0 million at September 30, 2013 primarily due to payments made for legal claims during the period, net of reimbursements received from subcontractors, and a decrease in the estimated costs to resolve future claims. These decreases were partially offset by an increase in reserves for homes closed during the current year that are subject to possible future construction defect claims. Changes in the Company’s legal claims reserves during fiscal 2013 and 2012 were as follows:

	September 30,
	2013	2012
	(In millions)
Reserves for legal claims, beginning of year	$544.9	$529.6
(Decrease) increase in reserves	(34.6)	51.2
Payments	(28.3)	(35.9)
Reserves for legal claims, end of year	$482.0	$544.9

In the majority of states in which it operates, the Company has, and requires the majority of the subcontractors it uses to have, general liability insurance which includes construction defect coverage. The Company's general liability insurance policies protect it against a portion of its risk of loss from construction defect and other claims and lawsuits, subject to self-insured retentions and other coverage limits. For policy years ended June 30, 2004 through 2013, the Company is self-insured for up to $17.5 million of the aggregate completed operations indemnity claims incurred, at which point the excess loss insurance begins, depending on the policy year. Once the Company has satisfied the annual aggregate limits, it is self-insured for the first $0.25 million to $1.0 million of indemnity for each claim occurrence, depending on the policy year. For policy years 2012, 2013 and 2014, the Company is self-insured for up to $15.0 million of the aggregate completed operations indemnity claims incurred and for up to $0.25 million for each claim occurrence thereafter.

In some states where the Company believes it is too difficult or expensive for its subcontractors to obtain general liability insurance, the Company has waived its normal subcontractor general liability insurance requirements to obtain lower costs from subcontractors. In these states, the Company purchases insurance policies from either third-party carriers or its 100% owned captive insurance subsidiary, and names certain subcontractors as additional insureds. The policies issued by the captive insurance subsidiary represent self-insurance of these risks by the Company. The Company is self-insured under its captive policies for up to $25.0 million in aggregate completed operations indemnity claims per policy year, at which point the excess loss insurance begins, and it is self-insured for the first $0.25 million for each claim occurrence. For all policy years after April 2007, the captive insurance subsidiary has $15.0 million of risk transfer with a third-party insurer. For policy years 2012, 2013 and 2014, after consideration of the aforementioned $15.0 million of risk transfer, the Company is self-insured under these captive policies for up to $10.0 million in aggregate completed operations indemnity claims per policy year and for up to $0.25 million for each claim occurrence. For the portion of states insured by third party carriers, the aggregate amount of self-insured retentions for completed operations indemnity claims for each year is less than $4.0 million.

The Company is self-insured for the deductible amounts under its workers' compensation insurance policies. The deductibles vary by policy year, but in no years exceed $0.5 million per occurrence. The deductible for the 2012, 2013 and 2014 policy years is $0.5 million per occurrence.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company estimates and records receivables under applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company's receivables related to its estimates of insurance recoveries from estimated losses from pending legal claims and anticipated future claims related to previously closed homes totaled $162.1 million and $225.0 million at September 30, 2013 and 2012, respectively, and are included in homebuilding other assets in the consolidated balance sheets. The decrease in these receivables corresponds to the decrease in the reserve for legal claims.

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

Land and Lot Option Purchase Contracts

The Company enters into land and lot option purchase contracts to acquire land or lots for the construction of homes. At September 30, 2013, the Company had total deposits of $42.4 million, consisting of cash deposits of $37.3 million and promissory notes and surety bonds of $5.1 million, to purchase land and lots with a total remaining purchase price of approximately $1.9 billion. A limited number of the land and lot option purchase contracts at September 30, 2013, representing $20.1 million of remaining purchase price, were subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations. The majority of land and lots under contract are currently expected to be purchased within three years.

Other Commitments

At September 30, 2013, the Company had outstanding surety bonds of $704.5 million and letters of credit of $70.1 million to secure performance under various contracts. Of the total letters of credit, $61.6 million were issued under the Company's revolving credit facility and were cash collateralized to receive better pricing. The remaining $8.5 million of letters of credit were issued under secured letter of credit agreements requiring the Company to deposit cash as collateral with the issuing banks. At September 30, 2013 and 2012, the amount of cash restricted for these purposes totaled $73.6 million and $47.2 million, respectively, and is included in homebuilding restricted cash on the Company's consolidated balance sheets.

The Company leases office space and equipment under non-cancelable operating leases. At September 30, 2013, the future minimum annual lease payments under these agreements are as follows (in millions):

2014	$11.6
2015	6.3
2016	2.8
2017	1.4
2018	1.1
Thereafter	0.1
$23.3

Rent expense was $18.1 million, $18.5 million and $20.6 million for fiscal 2013, 2012 and 2011, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE L – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets at September 30, 2013 and 2012 were as follows:

	September 30,
	2013	2012
	(In millions)
Insurance receivables	$162.1	$225.0
Earnest money and refundable deposits	98.5	80.0
Accounts and notes receivable	24.1	21.9
Prepaid assets	49.4	29.4
Rental properties	41.3	38.7
Debt securities collateralized by residential real estate	20.3	—
Other assets	64.8	61.8
	$460.5	$456.8

The Company’s homebuilding accrued expenses and other liabilities at September 30, 2013 and 2012 were as follows:

	September 30,
	2013	2012
	(In millions)
Reserves for legal claims	$482.0	$544.9
Employee compensation and related liabilities	130.2	106.4
Warranty liability	56.9	56.8
Accrued interest	34.0	32.6
Federal and state income tax liabilities	29.9	21.6
Inventory related accruals	46.3	50.8
Homebuyer deposits	39.3	24.0
Accrued property taxes	30.0	21.3
Other liabilities	37.4	35.4
	$886.0	$893.8

NOTE M – FAIR VALUE MEASUREMENTS

Fair value measurements are used for the Company's marketable securities, mortgage loans held for sale, debt securities collateralized by residential real estate, IRLCs and other derivative instruments on a recurring basis, and are used for inventories, other mortgage loans and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value may not be recoverable. The fair value hierarchy and its application to the Company’s assets and liabilities is as follows:

•
Level 1 – Valuation is based on quoted prices in active markets for identical assets and liabilities. The Company’s U.S. Treasury securities are measured at fair value using Level 1 inputs on a recurring basis.

•
Level 2 – Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market. The Company’s assets and liabilities measured at fair value using Level 2 inputs on a recurring basis are as follows:

•
Government agency securities, corporate debt securities and certificates of deposit - These instruments are valued using quoted market prices of recent transactions or quoted market prices of transactions in very similar securities.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•
Mortgage loans held for sale - The fair value of these loans is generally calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics. Closed mortgage loans are typically sold shortly after origination, which limits exposure to nonperformance by loan buyer counterparties to a short time period. In addition, the Company actively monitors the financial strength of its counterparties.

•
IRLCs - The fair value of IRLCs is calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics. These valuations do not contain adjustments for expirations as any expired commitments are excluded from the fair value measurement. The Company generally only issues IRLCs for products that meet specific purchaser guidelines. Should any purchaser become insolvent, the Company would not be required to close the transaction based on the terms of the commitment. Since not all IRLCs will become closed loans, the Company adjusts its fair value measurements for the estimated amount of IRLCs that will not close.

•
Loan sale commitments and hedging instruments - The fair values of best-efforts and mandatory loan sale commitments and derivative instruments such as forward sales of MBS that are utilized as hedging instruments are calculated by reference to quoted prices for similar assets. The Company mitigates exposure to nonperformance risk associated with derivative instruments by limiting the number of counterparties and actively monitoring their financial strength and creditworthiness while requiring them to be well-known institutions with credit ratings equal to or better than AA- or equivalent. Further, the Company’s derivative contracts typically have short-term durations with maturities from one to four months. Accordingly, the Company’s risk of nonperformance relative to its derivative positions is not significant.

After consideration of nonperformance risk, no additional adjustments were made to the fair value measurements of mortgage loans held for sale, IRLCs or hedging instruments.

•
Level 3 – Valuation is typically derived from model-based techniques in which at least one significant input is unobservable and based on the Company’s own estimates about the assumptions that market participants would use to value the asset or liability. The Company's assets measured at fair value using Level 3 inputs on a recurring basis are its debt securities collateralized by residential real estate and a limited number of mortgage loans held for sale with some degree of impairment affecting their marketability.

The Company’s assets measured at fair value using Level 3 inputs that are typically reported at the lower of carrying value or fair value on a nonrecurring basis are as follows:

•
Inventory held and used - In determining the fair values of its inventory held and used in its impairment evaluations, the Company performs an analysis of the undiscounted cash flows estimated to be generated by those assets. The most significant factors used to estimate undiscounted future cash flows include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to develop the lots and construct the homes. Inventory held and used measured at fair value represents those communities for which the estimated undiscounted cash flows are less than their carrying amounts and therefore, the Company has recorded impairments during the current period to record the inventory at fair value calculated based on its discounted estimated future cash flows.

•
Inventory available for sale - The factors considered in determining fair values of the Company's land held for sale primarily include actual sale contracts and recent offers received from outside third parties, and may also include prices for land in recent comparable sales transactions and other market analysis. If the estimated fair value less the costs to sell an asset is less than the asset's current carrying value, the asset is written down to its estimated fair value less costs to sell.

•
Other mortgage loans and real estate owned - Other mortgage loans include performing and nonperforming mortgage loans, which often become real estate owned through the foreclosure process. The fair values of other mortgage loans and real estate owned are determined based on the Company’s assessment of the value of the underlying collateral.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and 2012, and the changes in the fair value of the Level 3 assets during fiscal 2013.

		Fair Value at September 30, 2013
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate (a)	Other assets	$—	$—	$20.3	$20.3
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	389.4	5.7	395.1
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	7.0	—	7.0
Forward sales of MBS	Other liabilities	—	(8.8)	—	(8.8)
Best-efforts and mandatory commitments	Other liabilities	—	(3.1)	—	(3.1)

		Fair Value at September 30, 2012
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Marketable securities, available-for-sale:
U.S. Treasury securities	Marketable securities	$75.7	$—	$—	$75.7
Government agency and corporate debt securities	Marketable securities	—	212.3	—	212.3
Certificates of deposit	Marketable securities	—	10.0	—	10.0
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	345.3	—	345.3
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	6.1	—	6.1
Forward sales of MBS	Other liabilities	—	(6.9)	—	(6.9)
Best-efforts and mandatory commitments	Other liabilities	—	(0.8)	—	(0.8)

	Level 3 Assets at Fair Value for the
	Year Ended September 30, 2013
	Balance at September 30, 2012	Net realized and unrealized gains/(losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers in and/or (out) of Level 3	Balance at September 30, 2013
	(In millions)
Debt securities collateralized by residential real estate (a)	$—	$3.1	$18.6	$—	$(1.4)	$—	$20.3
Mortgage loans held for sale (b)	—	0.3	—	(3.5)	—	8.9	5.7

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

(b)
Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other (income) expense. Mortgage loans held for sale at September 30, 2013 includes $5.7 million of originated loans for which the Company elected the fair value option upon origination and for which the Company has not sold into the secondary market, but plans to sell as market conditions permit. The fair value of these mortgage loans held for sale is generally calculated considering the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk; therefore, they were transferred from a Level 2 valuation to a Level 3 valuation during fiscal 2013.

(c)
Fair value measurements of these derivatives represent changes in fair value since inception and are reflected in the balance sheet. Changes in these fair values during the periods presented are included in financial services revenues on the consolidated statement of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at September 30, 2013 and 2012:

		Fair Value at September 30, 2013	Fair Value at September 30, 2012
	Balance Sheet Location	Level 3	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a) (b)	Inventories	$0.5	$1.2
Inventory available for sale (a) (c)	Inventories	10.8	—
Financial Services:
Other mortgage loans (a) (d)	Other assets	22.6	25.8
Real estate owned (a) (d)	Other assets	0.7	0.9
_______________________________________

(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current quarter.

(b)	In performing its impairment analysis of communities, discount rates ranging from 12% to 18% were used in fiscal 2013 and 2012.

(c)	The fair value of inventory available for sale was determined based on recent offers received from outside third parties and actual contracts.

(d)	The fair values of other mortgage loans and real estate owned are determined based on the value of the underlying collateral.

For the financial assets and liabilities for which the Company has not elected the fair value option, the following tables present both their respective carrying value and fair value at September 30, 2013 and 2012:

	Carrying Value	Fair Value at September 30, 2013
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$913.3	$913.3	$—	$—	$913.3
Restricted cash (a)	77.8	77.8	—	—	77.8
Senior notes (b)	2,783.3	—	2,811.5	—	2,811.5
Convertible senior notes (b)	478.7	—	762.4	—	762.4
Financial Services:
Cash and cash equivalents (a)	23.2	23.2	—	—	23.2
Mortgage repurchase facility (a)	238.6	—	—	238.6	238.6

	Carrying Value	Fair Value at September 30, 2012
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$1,030.4	$1,030.4	$—	$—	$1,030.4
Restricted cash (a)	49.3	49.3	—	—	49.3
Senior notes (b)	1,854.2	—	1,973.9	—	1,973.9
Convertible senior notes (b)	447.0	—	821.2	—	821.2
Financial Services:
Cash and cash equivalents (a)	17.3	17.3	—	—	17.3
Mortgage repurchase facility (a)	187.8	—	—	187.8	187.8
_______________________________________

(a)	The fair value approximates carrying value due to its short-term nature, short maturity or floating interest rate terms, as applicable.

(b)	The fair value is determined based on quoted market prices of recent transactions of the notes, which is classified as Level 2 within the fair value hierarchy.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE N – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations were (in millions, except per share amounts):

	Fiscal 2013
	Three Months Ended
	September 30	June 30	March 31	December 31
Revenues	$1,859.8	$1,692.8	$1,431.6	$1,275.1
Gross profit	371.4	349.1	281.2	230.9
Income before income taxes	202.8	205.1	142.1	107.9
Income tax expense	63.3	59.1	31.1	41.6
Net income	139.5	146.0	111.0	66.3
Basic net income per common share	0.43	0.45	0.35	0.21
Diluted net income per common share	0.40	0.42	0.32	0.20

	Fiscal 2012
	Three Months Ended
	September 30	June 30	March 31	December 31
Revenues	$1,336.2	$1,150.0	$961.2	$906.6
Gross profit	232.5	198.3	164.4	148.6
Income before income taxes	99.2	72.2	42.3	29.2
Income tax (benefit) expense	(0.9)	(715.6)	1.7	1.5
Net income	100.1	787.8	40.6	27.7
Basic net income per common share	0.31	2.47	0.13	0.09
Diluted net income per common share	0.30	2.22	0.13	0.09

The Company experiences variability in its results of operations from quarter to quarter due to the seasonal nature of its homebuilding business. The Company generally has more homes under construction, closes more homes and has greater revenues and income before income taxes in the third and fourth quarters (June and September) than in the first and second quarters (December and March) of its fiscal year.

Income tax expense in the second quarter of fiscal 2013 was reduced by $18.7 million due to a reduction of the Company's deferred tax asset valuation allowance in that quarter. Gross profit in the fourth quarter of fiscal 2013 was reduced by inventory and land option charges of $27.1 million.

The income tax benefits in the third and fourth quarters of fiscal 2012 were the result of $716.7 million and $36.5 million reductions of the deferred tax asset valuation allowance in those quarters.

NOTE O – SUBSEQUENT EVENT

In October 2013, the Company acquired the homebuilding operations of Regent Homes, Inc. for approximately $35 million in cash, inclusive of a holdback payment and an estimated post-closing adjustment. Regent Homes operates in Charlotte, Greensboro and Winston-Salem, North Carolina. The assets acquired included approximately 240 homes in inventory, 300 lots and control of approximately 600 additional lots through option contracts. The Company also acquired a sales order backlog of 213 homes valued at $31.1 million.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION

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

The Company revised its condensed consolidating statements of cash flows for the fiscal years ended September 30, 2012 and 2011 to reflect the change in intercompany advances in the D.R. Horton, Inc. column as an investing activity. Such amounts were previously labeled net change in intercompany receivables/payables and classified as a financing activity. For the fiscal year ended September 30, 2012, the revision resulted in an increase in cash provided by financing activities and an increase in cash used in investing activities in the amount of $168.3 million. For the fiscal year ended September 30, 2011, the revision resulted in an increase in cash used in financing activities and an increase in cash provided by investing activities in the amount of $161.9 million. These revisions, which the Company determined were not material, had no impact on any financial statements or notes, except for the D.R. Horton, Inc. and Eliminations columns of the condensed consolidating statement of cash flows in this Supplemental Guarantor Information note. As other prior period financial information is presented, the Company will similarly revise the condensed consolidating statements of cash flows in the future filings.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet
September 30, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$871.4	$38.4	$26.7	$—	$936.5
Restricted cash	76.5	1.2	0.1	—	77.8
Investments in subsidiaries	2,477.7	—	—	(2,477.7)	—
Inventories	2,177.4	4,002.9	17.1	—	6,197.4
Deferred income taxes	201.7	384.9	—	—	586.6
Property and equipment, net	41.0	34.5	31.2	—	106.7
Other assets	167.0	233.4	117.0	—	517.4
Mortgage loans held for sale	—	—	395.1	—	395.1
Goodwill	—	38.9	—	—	38.9
Intercompany receivables	1,697.0	—	—	(1,697.0)	—
Total Assets	$7,709.7	$4,734.2	$587.2	$(4,174.7)	$8,856.4
LIABILITIES & EQUITY
Accounts payable and other liabilities	$383.8	$766.5	$135.7	$—	$1,286.0
Intercompany payables	—	1,664.2	32.8	(1,697.0)	—
Notes payable	3,267.4	3.0	238.6	—	3,509.0
Total Liabilities	3,651.2	2,433.7	407.1	(1,697.0)	4,795.0
Total stockholders’ equity	4,058.5	2,300.5	177.2	(2,477.7)	4,058.5
Noncontrolling interests	—	—	2.9	—	2.9
Total Equity	4,058.5	2,300.5	180.1	(2,477.7)	4,061.4
Total Liabilities & Equity	$7,709.7	$4,734.2	$587.2	$(4,174.7)	$8,856.4

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$1,981.6	$4,094.1	$10.2	$—	$6,085.9
Cost of sales	1,563.1	3,279.9	10.5	—	4,853.5
Gross profit (loss)	418.5	814.2	(0.3)	—	1,232.4
Selling, general and administrative expense	302.1	341.1	6.7	—	649.9
Equity in (income) of subsidiaries	(542.5)	—	—	542.5	—
Interest expense	5.1	—	—	—	5.1
Other (income)	(4.0)	(3.7)	(7.2)	—	(14.9)
Homebuilding pre-tax income	657.8	476.8	0.2	(542.5)	592.3
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	173.4	—	173.4
General and administrative expense	—	—	116.4	—	116.4
Interest and other (income)	—	—	(8.5)	—	(8.5)
Financial services pre-tax income	—	—	65.5	—	65.5
Income before income taxes	657.8	476.8	65.7	(542.5)	657.8
Income tax expense	195.1	126.9	18.7	(145.6)	195.1
Net income	$462.7	$349.9	$47.0	$(396.9)	$462.7
Comprehensive income	$462.5	$351.8	$47.0	$(396.9)	$464.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2012

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$1,400.3	$2,828.0	$7.9	$—	$4,236.2
Cost of sales	1,130.9	2,341.5	20.0	—	3,492.4
Gross profit (loss)	269.4	486.5	(12.1)	—	743.8
Selling, general and administrative expense	243.6	277.5	7.6	—	528.7
Equity in (income) of subsidiaries	(235.7)	—	—	235.7	—
Interest expense	23.6	—	—	—	23.6
Gain on early retirement of debt, net	(0.1)	—	—	—	(0.1)
Other (income)	(4.9)	(2.2)	(5.0)	—	(12.1)
Homebuilding pre-tax income (loss)	242.9	211.2	(14.7)	(235.7)	203.7
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	117.8	—	117.8
General and administrative expense	—	—	85.5	—	85.5
Interest and other (income)	—	—	(6.9)	—	(6.9)
Financial services pre-tax income	—	—	39.2	—	39.2
Income before income taxes	242.9	211.2	24.5	(235.7)	242.9
Income tax benefit	(713.4)	(463.4)	(20.6)	484.0	(713.4)
Net income	$956.3	$674.6	$45.1	$(719.7)	$956.3
Comprehensive income	$956.4	$674.6	$45.1	$(719.7)	$956.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2011

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$1,021.4	$2,516.4	$11.8	$—	$3,549.6
Cost of sales	840.1	2,169.3	13.9	—	3,023.3
Gross profit (loss)	181.3	347.1	(2.1)	—	526.3
Selling, general and administrative expense	209.3	270.1	0.6	—	480.0
Equity in (income) of subsidiaries	(98.2)	—	—	98.2	—
Interest expense	50.5	—	—	—	50.5
Loss on early retirement of debt, net	10.8	—	—	—	10.8
Other (income)	(3.2)	(1.1)	(3.7)	—	(8.0)
Homebuilding pre-tax income	12.1	78.1	1.0	(98.2)	(7.0)
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	87.2	—	87.2
General and administrative expense	—	—	76.3	—	76.3
Interest and other (income)	—	—	(8.2)	—	(8.2)
Financial services pre-tax income	—	—	19.1	—	19.1
Income before income taxes	12.1	78.1	20.1	(98.2)	12.1
Income tax benefit	(59.7)	(41.4)	(1.5)	42.9	(59.7)
Net income	$71.8	$119.5	$21.6	$(141.1)	$71.8
Comprehensive income	$71.6	$119.5	$21.6	$(141.1)	$71.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(523.7)	$(670.6)	$3.2	$(40.0)	$(1,231.1)
INVESTING ACTIVITIES
Purchases of property and equipment	(29.7)	(24.0)	(4.3)	—	(58.0)
Purchases of marketable securities	(28.9)	—	—	—	(28.9)
Proceeds from the sale or maturity of marketable securities	325.4	—	—	—	325.4
Increase in restricted cash	(27.8)	(0.7)	—	—	(28.5)
Net principal increase of other mortgage loans and real estate owned	—	—	(2.5)	—	(2.5)
Purchase of debt securities collateralized by residential real estate	(18.6)	—	—	—	(18.6)
Principal payments received on debt securities collateralized by residential real estate	1.4	—	—	—	1.4
Intercompany advances	(674.4)	—	—	674.4	—
Payments related to acquisition of a business	(9.4)	—	—	—	(9.4)
Net cash (used in) provided by investing activities	(462.0)	(24.7)	(6.8)	674.4	180.9
FINANCING ACTIVITIES
Net change in notes payable	912.0	—	50.8	—	962.8
Intercompany advances	—	677.4	(3.0)	(674.4)	—
Proceeds from stock associated with certain employee benefit plans	29.7	—	—	—	29.7
Income tax benefit from employee stock awards	6.7	—	—	—	6.7
Cash dividends paid	(60.2)	—	(40.0)	40.0	(60.2)
Net cash provided by financing activities	888.2	677.4	7.8	(634.4)	939.0
(Decrease) increase in cash and cash equivalents	(97.5)	(17.9)	4.2	—	(111.2)
Cash and cash equivalents at beginning of year	968.9	56.3	22.5	—	1,047.7
Cash and cash equivalents at end of year	$871.4	$38.4	$26.7	$—	$936.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2012

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash used in operating activities	$(115.2)	$(126.3)	$(0.8)	$(51.1)	$(293.4)
INVESTING ACTIVITIES
Purchases of property and equipment	(10.2)	(7.6)	(15.8)	—	(33.6)
Purchases of marketable securities	(240.8)	—	—	—	(240.8)
Proceeds from the sale or maturity of marketable securities	232.8	—	—	—	232.8
Increase in restricted cash	—	(0.1)	(0.1)	—	(0.2)
Net principal increase of other mortgage loans and real estate owned	—	—	(4.7)	—	(4.7)
Intercompany advances	(168.3)	—	—	168.3	—
Payments related to acquisition of a business	(96.5)	—	—	—	(96.5)
Net cash used in investing activities	(283.0)	(7.7)	(20.6)	168.3	(143.0)
FINANCING ACTIVITIES
Net change in notes payable	682.7	(5.6)	71.3	—	748.4
Intercompany advances	—	164.6	3.7	(168.3)	—
Proceeds from stock associated with certain employee benefit plans	50.9	—	—	—	50.9
Cash dividends paid	(47.8)	—	(51.1)	51.1	(47.8)
Net cash provided by financing activities	685.8	159.0	23.9	(117.2)	751.5
Increase in cash and cash equivalents	287.6	25.0	2.5	—	315.1
Cash and cash equivalents at beginning of year	681.3	31.3	20.0	—	732.6
Cash and cash equivalents at end of year	$968.9	$56.3	$22.5	$—	$1,047.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2011

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(104.4)	$151.2	$(27.9)	$—	$18.9
INVESTING ACTIVITIES
Purchases of property and equipment	(6.7)	(9.3)	(0.3)	—	(16.3)
Purchases of marketable securities	(300.1)	—	—	—	(300.1)
Proceeds from the sale or maturity of marketable securities	292.5	—	—	—	292.5
Decrease in restricted cash	4.6	—	—	—	4.6
Net principal increase of other mortgage loans and real estate owned	—	—	(4.0)	—	(4.0)
Intercompany advances	161.9	—	—	(161.9)	—
Net cash provided by (used in) investing activities	152.2	(9.3)	(4.3)	(161.9)	(23.3)
FINANCING ACTIVITIES
Net change in notes payable	(518.4)	(0.9)	30.0	—	(489.3)
Intercompany advances	—	(155.0)	(6.9)	161.9	—
Proceeds from stock associated with certain employee benefit plans	3.4	—	—	—	3.4
Cash dividends paid	(47.8)	—	—	—	(47.8)
Purchase of treasury stock	(38.6)	—	—	—	(38.6)
Net cash (used in) provided by financing activities	(601.4)	(155.9)	23.1	161.9	(572.3)
Decrease in cash and cash equivalents	(553.6)	(14.0)	(9.1)	—	(576.7)
Cash and cash equivalents at beginning of year	1,234.9	45.3	29.1	—	1,309.3
Cash and cash equivalents at end of year	$681.3	$31.3	$20.0	$—	$732.6

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2013 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2013.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of September 30, 2013, as stated in their report included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One — Election of Directors,” “Corporate Governance and Board Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Requesting Documents from the Company” in the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2013:

	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by stockholders	18,995,869	$15.92	11,111,669	(1)
Equity compensation plans not approved by stockholders	—	n/a	—
Total	18,995,869	$15.92	11,111,669	(1)
______________

(1)
Includes 3,575,921 shares reserved for issuance under the Company’s Employee Stock Purchase Plan. Under this Employee Stock Purchase Plan, employees purchased 63,105 shares of common stock in fiscal 2013.

The remaining information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” in the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters” in the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders and incorporated herein by reference.

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

4.12
Twentieth Supplemental Indenture, dated as of September 21, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.625% Senior Notes due 2014 issued by the Registrant (27)

Exhibit Number		Exhibit
4.13
Twenty-Second Supplemental Indenture, dated as of December 15, 2004, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.625% Senior Notes due 2016 issued by the Registrant (28)

4.14
Twenty-Third Supplemental Indenture, dated as of February 11, 2005, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 5.25% Senior Notes due 2015 issued by the Registrant (29)

4.15		Twenty-Fifth Supplemental Indenture, dated as of January 23, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee (34)
4.16
Twenty-Seventh Supplemental Indenture, dated as of April 17, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee, relating to the 6.5% Senior Notes due 2016 issued by the Registrant (36)

4.17		Twenty-Eighth Supplemental Indenture, dated as of June 13, 2006, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, as Trustee (39)
4.18
Thirtieth Supplemental Indenture, dated as of May 13, 2009, by and among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 2.00% Convertible Senior Notes due 2014 issued by the Registrant (24)

4.19		Thirty-First Supplemental Indenture, dated as of February 5, 2013, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee (30)
4.20		Senior Debt Securities Indenture, dated as of May 1, 2012, between Registrant and American Stock Transfer & Trust Company, LLC, as Trustee (57)
4.21
Supplemental Indenture, dated as of May 1, 2012, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 4.750% Senior Notes due 2017 issued by the Registrant (58)

4.22
Second Supplemental Indenture, dated as of September 14, 2012, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 4.375% Senior Notes due 2022 issued by the Registrant (60)

4.23
Third Supplemental Indenture, dated as of February 5, 2013, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 3.625% Senior Notes due 2018 issued by the Registrant (2)

4.24
Fourth Supplemental Indenture, dated as of February 5, 2013, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 4.750% Senior Notes due 2023 issued by the Registrant (22)

4.25		Fifth Supplemental Indenture, dated as of February 5, 2013, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee (23)
4.26
Sixth Supplemental Indenture, dated as of August 5, 2013, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 5.750% Senior Notes Due 2023 issued by the Registrant (48)

10.1		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and schedules of substantially identical documents (13)
10.2	†	D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated (14)
10.3	†	Amendment No. 1 to 1991 Stock Incentive Plan, as amended and restated (15)
10.4	†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 1991 Stock Incentive Plan (Term Vesting) (16)
10.5	†	D.R. Horton, Inc. 2006 Stock Incentive Plan (35)

Exhibit Number		Exhibit
10.6	†	D.R. Horton, Inc. 2006 Stock Incentive Plan, as amended and restated (54)
10.7	†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Employee - Term Vesting 2006 Form) (37)
10.8	†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Director - Term Vesting 2006 Form) (38)
10.9	†	Form of Non-Qualified Stock Option Agreement (Employee-Term Vesting 2008 Form) pursuant to the Registrant's 2006 Stock Incentive Plan (40)
10.10	†	Form of Non-Qualified Stock Option Agreement (Outside Director-Term Vesting 2008 Form) pursuant to the Registrant's 2006 Stock Incentive Plan (42)
10.11	†	Form of Restricted Stock Unit Agreement pursuant to the Registrant's 2006 Stock Incentive Plan (55)
10.12	†	Form of Restricted Stock Unit Agreement pursuant to the Registrant's 2006 Stock Incentive Plan, as amended and restated (1)
10.13	†	Form of Restricted Stock Unit Agreement (Outside Director) pursuant to the Registrant's 2006 Stock Incentive Plan, as amended and restated (49)
10.14	†	Form of Stock Award Agreement pursuant to the Registrant's 2006 Stock Incentive Plan (56)
10.15	†	D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 1 (17)
10.16	†	D.R. Horton, Inc. Supplemental Executive Retirement Trust No. 1 (18)
10.17	†	D.R. Horton, Inc. Amended and Restated Supplemental Executive Retirement Plan No. 2 (50)
10.18	†	D.R. Horton, Inc. Amended and Restated 2000 Incentive Bonus Plan (19)
10.19	†	D.R. Horton, Inc. 2008 Performance Unit Plan (44)
10.20	†	Form of Performance Unit Award pursuant to the Registrant's 2008 Performance Unit Plan (25)
10.21	†	Executive Compensation Notification - Chairman and CEO (fiscal 2013) (31)
10.22	†	Executive Compensation Notification - Chairman, CEO and COO (fiscal 2014) (43)
10.23	†	Summary of Executive Compensation Notification - Other Executive Officers (fiscal 2013) (32)
10.24	†	Summary of Executive Compensation Notification - Other Executive Officers (fiscal 2014) (52)
10.25	†	Summary of Board and Committee Compensation (fiscal 2013) (33)
10.26	†	Summary of Board and Committee Compensation (fiscal 2014) (53)
10.27	†	D.R. Horton, Inc. Amended and Restated Deferred Compensation Plan (51)
10.28		Grantor Trust Agreement, dated June 21, 2002, by and between the Registrant and Wachovia Bank, National Association, as Trustee (21)
10.29		Credit Agreement, dated September 7, 2012, among the Registrant, the Lenders named therein and The Royal Bank of Scotland plc, as Administrative Agent (59)
10.30		Amendment No.1 to Credit Agreement, dated November 1, 2012, among the Registrant, The Royal Bank of Scotland plc, as Administrative Agent, and the Lenders named therein (41)
10.31		Amendment No. 2 to Credit Agreement, dated August 8, 2013 by and among the Registrant, The Royal Bank of Scotland plc, as Administrative Agent, and the Lenders named therein (47)

Exhibit Number	Exhibit
10.32
Amended and Restated Master Repurchase Agreement, dated March 1, 2013, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as a Buyer, Administrative Agent and Syndication Agent, and all other buyers (45)

10.33
Amended and Restated Custody Agreement, dated March 1, 2013, by and between DHI Mortgage Company, Ltd. and U.S. Bank National Association, as Administrative Agent and representative of certain buyers (46)

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
101
The following financial statements from D.R. Horton, Inc.'s Annual Report on Form 10-K for the year ended September 30, 2013, filed on November 26, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Total Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

______________
*    Filed herewith.
**    Posted to the Registrant's website at www.drhorton.com under the Investors and Corporate Governance links.
†    Management contract or compensatory plan arrangement.

(1)	Incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 9, 2011, filed with the SEC on November 16, 2011.
(2)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 5, 2013, filed with the SEC on February 8, 2013.
(3)	Incorporated herein by reference from Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.
(4)	Incorporated herein by reference from Exhibit 3.1 to the Registrant's Current Report on Form 8-K, dated July 30, 2009, filed with the SEC on August 5, 2009.
(5)	Incorporated herein by reference from Exhibit 4.1(a) to the Registrant's Registration Statement on Form S-3 (No. 333-27521), filed with the SEC on May 21, 1997.
(6)	Incorporated herein by reference from Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the SEC on December 8, 1997.
(7)	Incorporated herein by reference from Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, filed with SEC on May 14, 1998.

(8)	Incorporated herein by reference from Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, filed with SEC on May 14, 1998.
(9)	Incorporated herein by reference from Exhibit 4.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, filed with the SEC on December 10, 1998.
(10)	Incorporated herein by reference from Exhibit 4.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the SEC on December 10, 1999.
(11)	Incorporated herein by reference from Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, filed with the SEC on May 12, 2000.
(12)	Incorporated herein by reference from Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed with the SEC on August 14, 2001.
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

(19)	Incorporated herein by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the SEC on February 7, 2008.
(20)	Incorporated herein by reference from Exhibit 4.13 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed with the SEC on May 15, 2002.
(21)	Incorporated herein by reference from Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed with the SEC on December 13, 2002.
(22)	Incorporated herein by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated February 5, 2013, filed with the SEC on February 8, 2013.
(23)	Incorporated herein by reference from Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated February 5, 2013, filed with the SEC on February 8, 2013.
(24)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated May 13, 2009, filed with the SEC on May 14, 2009.
(25)
Incorporated herein by reference from Exhibit 10.1 (2008 Form) to the Registrant's Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008; and Exhibit 10.4 (2009 Form) to the Registrant's Current Report on Form 8-K dated November 20, 2008, filed with the SEC on November 26, 2008.

(26)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated July 6, 2004, filed with the SEC on July 9, 2004.
(27)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated September 14, 2004, filed with the SEC on September 17, 2004.

(28)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated December 8, 2004, filed with the SEC on December 14, 2004.
(29)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated February 4, 2005, filed with the SEC on February 10, 2005.
(30)	Incorporated herein by reference from Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated February 5, 2013, filed with the SEC on February 8, 2013.
(31)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated November 8, 2012, filed with the SEC on November 15, 2012.
(32)	Incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K, dated November 8, 2012, filed with the SEC on November 15, 2012.
(33)	Incorporated herein by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K, dated November 8, 2012, filed with the SEC on November 15, 2012.
(34)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.
(35)	Incorporated herein by reference from Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.
(36)	Incorporated herein by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K, dated April 11, 2006, filed with the SEC on April 13, 2006.
(37)	Incorporated herein by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 8, 2006.
(38)	Incorporated herein by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 8, 2006.
(39)	Incorporated herein by reference from Exhibit 4.2 to the Registrant's Registration Statement on Form S-3, filed with the SEC on June 13, 2006.
(40)	Incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008.
(41)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 1, 2012, filed with the SEC on November 5, 2012.
(42)	Incorporated herein by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008.
(43)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 7, 2013, filed with the SEC on November 13, 2013.
(44)	Incorporated herein by reference from Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the SEC on February 7, 2008.
(45)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A dated March 1, 2013, filed with the SEC on March 8, 2013.
(46)	Incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated March 1, 2013, filed with the SEC on March 4, 2013.
(47)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 8, 2013, filed with the SEC on August 13, 2013.
(48)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated August 5, 2013, filed with the SEC on August 8, 2013.
(49)	Incorporated herein by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed with the SEC on January 29, 2013.

(50)	Incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated December 10, 2008, filed with the SEC on December 16, 2008.
(51)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 10, 2008, filed with the SEC on December 16, 2008.
(52)	Incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 7, 2013, filed with the SEC on November 13, 2013.
(53)	Incorporated herein by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated November 7, 2013, filed with the SEC on November 13, 2013.
(54)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 20, 2011, filed with the SEC on January 26, 2011.
(55)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 30, 2010, filed with the SEC on October 6, 2010.
(56)	Incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated September 30, 2010, filed with the SEC on October 6, 2010.
(57)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated May 1, 2012, filed with the SEC on May 4, 2012.
(58)	Incorporated herein by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated May 1, 2012, filed with the SEC on May 4, 2012.
(59)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 7, 2012, filed with the SEC on September 10, 2012.
(60)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 14, 2012, filed with the SEC on September 17, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.R. Horton, Inc.

Date:	November 26, 2013	By: /s/ Donald J. Tomnitz
Donald J. Tomnitz, Vice Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald R. Horton	Chairman of the Board	November 26, 2013
Donald R. Horton

/s/ Donald J. Tomnitz	Vice Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)	November 26, 2013
Donald J. Tomnitz

/s/ Bill W. Wheat	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	November 26, 2013
Bill W. Wheat

/s/ Bradley S. Anderson	Director	November 26, 2013
Bradley S. Anderson

/s/ Michael R. Buchanan	Director	November 26, 2013
Michael R. Buchanan

/s/ Michael W. Hewatt	Director	November 26, 2013
Michael W. Hewatt

/s/ Bob G. Scott	Director	November 26, 2013
Bob G. Scott