Form 10-Q
period 2013-12-31
HORTON D R INC /DE/
filed 2014-01-28
CIK 882184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2013
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
Common stock, $.01 par value – 323,568,331 shares as of January 22, 2014

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	September 30, 2013
	(In millions) (Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$801.1	$913.3
Restricted cash	81.1	77.8
Inventories:
Construction in progress and finished homes	2,721.8	2,498.0
Residential land and lots — developed and under development	3,300.5	3,227.3
Land held for development	473.8	472.1
	6,496.1	6,197.4
Deferred income taxes, net of valuation allowance of $31.1 million and $31.0 million at December 31, 2013 and September 30, 2013, respectively	578.5	586.6
Property and equipment, net	117.5	106.7
Other assets	441.1	460.5
Goodwill	41.2	38.9
	8,556.6	8,381.2
Financial Services:
Cash and cash equivalents	19.0	23.2
Mortgage loans held for sale	299.8	395.1
Other assets	51.8	56.9
	370.6	475.2
Total assets	$8,927.2	$8,856.4
LIABILITIES
Homebuilding:
Accounts payable	$342.1	$346.4
Accrued expenses and other liabilities	884.3	886.0
Notes payable	3,276.1	3,270.4
	4,502.5	4,502.8
Financial Services:
Accounts payable and other liabilities	39.0	53.6
Mortgage repurchase facility	185.8	238.6
	224.8	292.2
Total liabilities	4,727.3	4,795.0
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 330,692,895 shares issued and 323,492,824 shares outstanding at December 31, 2013 and 330,143,689 shares issued and 322,943,618 shares outstanding at September 30, 2013	3.3	3.3
Additional paid-in capital	2,057.2	2,042.0
Retained earnings	2,268.7	2,145.6
Treasury stock, 7,200,071 shares at December 31, 2013 and September 30, 2013, at cost	(134.3)	(134.3)
Accumulated other comprehensive income	1.9	1.9
Total stockholders’ equity	4,196.8	4,058.5
Noncontrolling interests	3.1	2.9
Total equity	4,199.9	4,061.4
Total liabilities and equity	$8,927.2	$8,856.4
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended December 31,
	2013	2012
	(In millions, except per share data) (Unaudited)
Homebuilding:
Revenues:
Home sales	$1,630.8	$1,223.3
Land/lot sales and other	4.8	9.9
	1,635.6	1,233.2
Cost of sales:
Home sales	1,266.7	992.8
Land/lot sales and other	4.3	8.2
Inventory and land option charges	2.6	1.3
	1,273.6	1,002.3
Gross profit:
Home sales	364.1	230.5
Land/lot sales and other	0.5	1.7
Inventory and land option charges	(2.6)	(1.3)
	362.0	230.9
Selling, general and administrative expense	183.4	140.8
Interest expense	—	3.2
Other (income)	(3.3)	(3.3)
Homebuilding pre-tax income	181.9	90.2
Financial Services:
Revenues, net of recourse and reinsurance expense	35.0	41.9
General and administrative expense	29.8	25.7
Interest and other (income)	(2.6)	(1.5)
Financial services pre-tax income	7.8	17.7
Income before income taxes	189.7	107.9
Income tax expense	66.5	41.6
Net income	$123.2	$66.3
Other comprehensive income (loss), net of income tax:
Unrealized loss related to available-for-sale securities	—	(0.1)
Comprehensive income	$123.2	$66.2
Basic net income per common share	$0.38	$0.21
Net income per common share assuming dilution	$0.36	$0.20
Cash dividends declared per common share	$—	$0.1875

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2013	2012
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$123.2	$66.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7.8	4.8
Amortization of discounts and fees	10.3	10.4
Stock based compensation expense	5.4	3.5
Income tax benefit from employee stock awards	(0.9)	—
Deferred income taxes	8.1	35.2
Gain on sale of marketable securities	—	(0.2)
Inventory and land option charges	2.6	1.3
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(194.0)	(226.8)
Increase in residential land and lots – developed, under development, and held for development	(77.3)	(612.8)
Decrease in other assets	26.1	22.8
Decrease in income taxes receivable	—	14.4
Decrease in mortgage loans held for sale	95.3	37.4
Decrease in accounts payable, accrued expenses and other liabilities	(14.1)	(12.8)
Net cash used in operating activities	(7.5)	(656.5)
INVESTING ACTIVITIES
Purchases of property and equipment	(18.3)	(14.0)
Purchases of marketable securities	—	(26.8)
Proceeds from the sale or maturity of marketable securities	—	226.7
Increase in restricted cash	(3.3)	(5.5)
Net principal increase of other mortgage loans and real estate owned	(1.2)	(0.2)
Purchases of debt securities collateralized by residential real estate	—	(18.6)
Payments related to acquisition of a business	(34.5)	(9.4)
Net cash (used in) provided by investing activities	(57.3)	152.2
FINANCING ACTIVITIES
Proceeds from notes payable	—	100.0
Repayment of notes payable	(55.8)	(18.4)
Proceeds from stock associated with certain employee benefit plans	3.3	2.1
Income tax benefit from employee stock awards	0.9	—
Cash dividends paid	—	(60.2)
Net cash (used in) provided by financing activities	(51.6)	23.5
DECREASE IN CASH AND CASH EQUIVALENTS	(116.4)	(480.8)
Cash and cash equivalents at beginning of period	936.5	1,047.7
Cash and cash equivalents at end of period	$820.1	$566.9
Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$—	$11.4
Stock issued under employee incentive plans	$5.5	$3.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2013

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its 100% owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires). All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair statement have been included. These financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2013.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassifications

See Note N for a discussion of the revision to the condensed consolidating statements of cash flows relating to intercompany advances.

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014 or subsequent periods.

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

Option purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under option. There were no variable interest entities reported in the consolidated balance sheets at December 31, 2013 and September 30, 2013 because the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance, and it did not have an obligation to absorb losses of or the right to receive benefits from the entity. The maximum exposure to losses related to the Company’s variable interest entities is limited to the amounts of the Company’s related option deposits. At December 31, 2013 and September 30, 2013, the amount of option deposits related to these contracts totaled $38.9 million and $36.9 million, respectively, and are included in homebuilding other assets in the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2013

Acquisitions

In October 2013, the Company acquired the homebuilding operations of Regent Homes, Inc. for $34.5 million in cash. Regent Homes operates in Charlotte, Greensboro and Winston-Salem, North Carolina. The assets acquired included approximately 240 homes in inventory, 300 lots and control of approximately 600 additional lots through option contracts. The Company also acquired a sales order backlog of 213 homes. All of the assets acquired were recorded at their estimated fair values by the Company. The acquisition of the homebuilding operations of Regent Homes was not material to the Company's results of operations or its financial condition.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors,” which clarifies when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property. The guidance is effective for the Company beginning October 1, 2015 and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is engaged in the acquisition and development of land and the construction and sale of residential homes on the land, with operations in 77 markets in 27 states across the United States. The Company designs, builds and sells single-family detached homes on lots it develops and on finished lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums. Periodically, the Company sells land and lots to other developers and homebuilders where it has excess land and lot positions. The homebuilding segments generate most of their revenues from the sale of completed homes, and to a lesser extent from the sale of land and lots.

The Company also provides mortgage financing and title agency services, primarily to its homebuilding customers, and generally sells the mortgages it originates and the related servicing rights to third-party purchasers. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

The Company’s 35 homebuilding operating divisions and its financial services operation are its operating segments. The homebuilding operating segments are aggregated into six reporting segments and the financial services operating segment is its own reporting segment. The Company’s reportable homebuilding segments are: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2013

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2013. Financial information relating to the Company's reporting segments is as follows:

	Three Months Ended December 31,
	2013	2012
	(In millions)
Revenues
Homebuilding revenues:
East	$190.1	$137.4
Midwest	105.8	89.4
Southeast	447.3	291.5
South Central	421.1	310.5
Southwest	70.7	76.0
West	400.6	328.4
Homebuilding revenues	1,635.6	1,233.2
Financial services revenues	35.0	41.9
Total revenues	$1,670.6	$1,275.1
Income Before Income Taxes (1)
Homebuilding pre-tax income (loss):
East	$11.5	$7.0
Midwest	10.0	(2.0)
Southeast	51.5	19.4
South Central	42.4	25.2
Southwest	6.0	9.8
West	60.5	30.8
Homebuilding pre-tax income	181.9	90.2
Financial services pre-tax income	7.8	17.7
Income before income taxes	$189.7	$107.9
____________________

(1)
Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating the Company’s corporate office. The amortization of capitalized interest and property taxes is allocated to each segment based on the segment’s revenue, while those expenses associated with the corporate office are allocated to each segment based on the segment’s inventory balances.

	December 31, 2013	September 30, 2013
	(In millions)
Homebuilding Inventories (1)
East	$781.8	$742.9
Midwest	440.2	412.2
Southeast	1,605.9	1,508.5
South Central	1,475.7	1,443.6
Southwest	266.5	262.4
West	1,739.4	1,668.2
Corporate and unallocated (2)	186.6	159.6
Total homebuilding inventory	$6,496.1	$6,197.4
____________________

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision maker.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2013

NOTE C – INVENTORY

At December 31, 2013, the Company reviewed the performance and outlook for all of its land inventories and communities for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. The Company performed detailed impairment evaluations of communities with a combined carrying value of $136.1 million and determined that no communities were impaired. Accordingly, no impairment charges were recorded during the three months ended December 31, 2013, and there were no impairment charges recorded in the same period of 2012.

During the three months ended December 31, 2013 and 2012, the Company wrote off $2.6 million and $1.3 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts which are expected to be terminated.

At December 31, 2013 and September 30, 2013, the Company had $30.6 million and $34.0 million, respectively, of inventories that met the criteria of land held for sale, which is primarily included in land held for development and residential land and lots — developed and under development in the consolidated balance sheets.

NOTE D – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	December 31, 2013	September 30, 2013
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2018	$—	$—
6.125% senior notes due 2014, net	145.8	145.8
2% convertible senior notes due 2014, net	487.0	478.7
5.625% senior notes due 2014, net	137.8	137.8
5.25% senior notes due 2015, net	157.6	157.5
5.625% senior notes due 2016, net	169.8	169.7
6.5% senior notes due 2016, net	372.5	372.5
4.75% senior notes due 2017	350.0	350.0
3.625% senior notes due 2018	400.0	400.0
4.375% senior notes due 2022	350.0	350.0
4.75% senior notes due 2023	300.0	300.0
5.75% senior notes due 2023	400.0	400.0
Other secured	5.6	8.4
	$3,276.1	$3,270.4
Financial Services:
Mortgage repurchase facility, maturing 2014	$185.8	$238.6

Homebuilding:

The Company has a $725 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit. Letters of credit issued under the facility reduce available borrowing capacity and may total no more than $362.5 million in the aggregate. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2018. At December 31, 2013, there were no borrowings outstanding and $68.9 million of letters of credit issued under the revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2013

The Company's revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if the Company's ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility and the indentures governing the senior notes impose restrictions on the creation of secured debt and liens. At December 31, 2013, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and public debt obligations.

The Company has an automatically effective universal shelf registration statement, filed with the Securities and Exchange Commission (SEC) in September 2012, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

On January 15, 2014, the Company repaid the remaining $145.9 million principal amount of its 6.125% senior notes which were due on that date.

Holders of the 2% convertible senior notes may convert all or any portion of their notes at their option at any time prior to their maturity on May 15, 2014. The conversion rate is 77.18004 shares of the Company's common stock per $1,000 principal amount of senior notes, which is equivalent to a conversion price of approximately $12.96 per share of common stock. If all of the remaining 2% convertible senior notes were converted into the Company's common stock, the Company would issue 38.6 million shares of its common stock as a result of the conversion. Upon conversion, the Company may satisfy its conversion obligation with cash, shares of its common stock or a combination thereof at its election. The Company intends to satisfy any conversion obligations with shares of its common stock.

Effective August 1, 2013, the Board of Directors authorized the repurchase of up to $500 million of the Company's debt securities effective through July 31, 2014. All of the $500 million authorization was remaining at December 31, 2013.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $300 million; however, the capacity can be increased to $400 million subject to the availability of additional commitments. The Company is currently in discussions with its lenders and expects to renew and extend the term of the facility on similar terms prior to its maturity date of February 28, 2014.

As of December 31, 2013, $253.0 million of mortgage loans held for sale with a collateral value of $238.9 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $53.1 million, DHI Mortgage had an obligation of $185.8 million outstanding under the mortgage repurchase facility at December 31, 2013 at a 2.8% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At December 31, 2013, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2013

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During much of the last few years, the Company’s active inventory was lower than its debt level and therefore, a portion of the interest incurred was reflected as interest expense. However, since the third quarter of fiscal 2013, the Company's active inventory has exceeded its debt level and all interest incurred during those periods was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized, expensed as interest expense and charged to cost of sales during the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	2013	2012
	(In millions)
Capitalized interest, beginning of period	$137.1	$82.3
Interest incurred (1)	49.3	38.1
Interest expensed:
Directly to interest expense	—	(4.2)
Amortized to cost of sales	(25.3)	(24.9)
Capitalized interest, end of period	$161.1	$91.3
_______________

(1)
Interest incurred includes interest incurred on the Company's financial services mortgage repurchase facility of $0.9 million and $1.0 million in the three months ended December 31, 2013 and 2012, respectively.

NOTE F – MORTGAGE LOANS

Mortgage Loans Held for Sale
Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At December 31, 2013, mortgage loans held for sale had an aggregate fair value of $299.8 million and an aggregate outstanding principal balance of $295.9 million. At September 30, 2013, mortgage loans held for sale had an aggregate fair value of $395.1 million and an aggregate outstanding principal balance of $381.1 million. The Company had net gains on sales of loans and servicing rights of $20.5 million during the three months ended December 31, 2013, compared to $27.5 million in the same period of 2012. Net gains on sales of loans and servicing rights are included in financial services revenues in the consolidated statements of operations. Approximately 65% of the mortgage loans sold by DHI Mortgage during the three months ended December 31, 2013 were sold to three major financial institutions, the largest of which represented 23% of the total loans sold.

To manage the interest rate risk inherent in its mortgage operations, the Company hedges its risk using derivative instruments, generally forward sales of mortgage-backed securities (MBS), which are referred to as “hedging instruments” in the following discussion. The Company does not enter into or hold derivatives for trading or speculative purposes.

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the three months ended December 31, 2013 and 2012 was not significant, is recognized in financial services revenues in the consolidated statements of operations. As of December 31, 2013, the Company had a notional amount of $140.9 million in mortgage loans held for sale not committed to third-party purchasers and the notional amounts of the hedging instruments related to those loans totaled $139.0 million.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2013

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. Primarily, these representations and warranties involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. Other mortgage loans generally consist of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and some become real estate owned through the foreclosure process. At December 31, 2013 and September 30, 2013, the Company’s total other mortgage loans and real estate owned, before loss reserves, were as follows:

	December 31, 2013	September 30, 2013
	(In millions)
Other mortgage loans	$36.7	$35.9
Real estate owned	1.6	1.3
	$38.3	$37.2

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. The loss reserve for loan recourse obligations is estimated based on an analysis of loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests, discussions with mortgage purchasers and analysis of mortgages originated. The reserve balances at December 31, 2013 and September 30, 2013 were as follows:

	December 31, 2013	September 30, 2013
	(In millions)
Loss reserves related to:
Other mortgage loans	$3.1	$3.2
Real estate owned	0.3	0.2
Loan repurchase and settlement obligations – known and expected	25.8	25.9
	$29.2	$29.3

Other mortgage loans and real estate owned and the related loss reserves are included in financial services other assets, while loan repurchase obligations are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets.

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At December 31, 2013, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $251.8 million.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in financial services revenues in the consolidated statements of operations. As of December 31, 2013, the Company had a notional amount of approximately $20.5 million of best-efforts whole loan delivery commitments and a notional amount of $206.0 million of hedging instruments related to IRLCs not yet committed to purchasers.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2013

NOTE G – INCOME TAXES

The Company’s income tax expense for the three months ended December 31, 2013 and 2012 was $66.5 million and $41.6 million, respectively. The effective tax rate was 35.1% for the three months ended December 31, 2013, compared to 38.6% in the same period of 2012. The lower tax rate for the three months ended December 31, 2013 resulted from the Company’s deduction for domestic production activities income. This deduction was limited in the prior year period because of the utilization of the net operating loss (NOL) carryforward.

At December 31, 2013 and September 30, 2013, the Company had deferred tax assets, net of deferred tax liabilities, of $609.6 million and $617.6 million, respectively, offset by valuation allowances of $31.1 million and $31.0 million, respectively. When assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. The Company records a valuation allowance when it determines it is more likely than not that a portion of the deferred tax assets will not be realized.

The valuation allowance at both December 31, 2013 and September 30, 2013 relates to the Company's deferred tax assets for state NOL carryforwards, which expire at various times through fiscal 2031, because the Company concluded it was more likely than not that a portion of its state NOLs would not be realized due to the more limited carryforward periods that exist in certain states. At December 31, 2013, the Company determined it was more likely than not that all of the Company’s federal deferred tax assets will be realized.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2013

NOTE H – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share. Options to purchase 6.7 million and 4.0 million shares of common stock were excluded from the computation of diluted earnings per share for the three months ended December 31, 2013 and 2012, respectively, because the exercise price of the options was greater than the average market price of the common shares and, therefore, their effect would have been antidilutive.

	Three Months Ended December 31,
	2013	2012
	(In millions)
Numerator:
Net income	$123.2	$66.3
Effect of dilutive securities:
Interest expense and amortization of issuance costs associated with convertible senior notes, net of tax, if applicable	6.8	5.7
Numerator for diluted earnings per share after assumed conversions	$130.0	$72.0
Denominator:
Denominator for basic earnings per share — weighted average common shares	323.1	321.1
Effect of dilutive securities:
Employee stock awards	2.7	4.4
Convertible senior notes	38.6	38.6
Denominator for diluted earnings per share — adjusted weighted average common shares	364.4	364.1

NOTE I – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement, filed with the SEC in September 2012, registering debt and equity securities that it may issue from time to time in amounts to be determined.

Effective August 1, 2013, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock effective through July 31, 2014. All of the $100 million authorization was remaining at December 31, 2013, and no common stock has been repurchased subsequent to December 31, 2013.

In December 2012, the Board of Directors approved total cash dividends of $0.1875 per common share, which included a quarterly cash dividend of $0.0375 per share and an additional cash dividend of $0.15 per share. The dividend of $0.15 per share was in lieu of and accelerated the payment of all quarterly dividends that would have otherwise been paid in calendar year 2013.

In January 2014, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on February 18, 2014 to stockholders of record on February 7, 2014.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2013

NOTE J – EMPLOYEE BENEFIT PLANS

Restricted Stock Unit Agreement

In November 2013, the Compensation Committee of the Company's Board of Directors approved and granted awards of 350,000 performance based units (Performance Units) to the Chairman of the Board and the Chief Executive Officer of the Company that will vest at the end of a three-year performance period ending September 30, 2016. The number of units that ultimately vest depends on the Company's relative position as compared to its peers at the end of the three-year period in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are based on total shareholder return, return on investment, selling, general and administrative (SG&A) expense containment and gross profit. The earned awards will have a value equal to the number of earned units multiplied by the closing price of the Company's common stock at the end of the performance period and may be paid in cash, equity or a combination of both. The Compensation Committee has the discretion to reduce the final payout on the Performance Units from the amount earned. The Performance Units have no dividend or voting rights during the performance period. These awards are accounted for as liability awards for which compensation expense is recognized over the vesting period with a corresponding increase in accrued liabilities. The liability for these awards of $1.1 million at December 31, 2013 was based on the Company's performance against the peer group, the elapsed portion of the performance period and the Company's stock price at December 31, 2013. Compensation expense related to this grant was $1.1 million for the three months ended December 31, 2013.

NOTE K – COMMITMENTS AND CONTINGENCIES

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

Changes in the Company’s warranty liability during the three months ended December 31, 2013 and 2012 were as follows:

	Three Months Ended December 31,
	2013	2012
	(In millions)
Warranty liability, beginning of period	$56.9	$56.8
Warranties issued	7.2	5.5
Changes in liability for pre-existing warranties	1.0	3.6
Settlements made	(8.4)	(9.3)
Warranty liability, end of period	$56.7	$56.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2013

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues and contract disputes. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $469.6 million and $482.0 million at December 31, 2013 and September 30, 2013, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. At both December 31, 2013 and September 30, 2013, approximately 99% of these reserves related to construction defect matters. Expenses related to the Company’s legal contingencies were $5.5 million and $14.2 million in the three months ended December 31, 2013 and 2012, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of December 31, 2013, no individual existing claim was material to the Company’s financial statements, and the majority of the Company’s total construction defect reserves consisted of the estimated exposure to future claims on previously closed homes. The Company has closed a significant number of homes during recent years, and as a result the Company may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

The Company's reserves for legal claims decreased from $482.0 million at September 30, 2013 to $469.6 million at December 31, 2013 primarily due to payments made for legal claims during the period, net of reimbursements received from subcontractors, and a decrease in the estimated cost to resolve future claims. These decreases were partially offset by an increase in reserves for homes closed during the current quarter that are subject to possible future construction defect claims. Changes in the Company’s legal claims reserves during the three months ended December 31, 2013 and 2012 were as follows:

	Three Months Ended December 31,
	2013	2012
	(In millions)
Reserves for legal claims, beginning of period	$482.0	$544.9
Decrease in reserves	(6.8)	(6.9)
Payments	(5.6)	(8.2)
Reserves for legal claims, end of period	$469.6	$529.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2013

The Company estimates and records receivables under applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company's receivables related to its estimates of insurance recoveries from estimated losses from pending legal claims and anticipated future claims related to previously closed homes totaled $148.1 million, $162.1 million and $202.0 million at December 31, 2013, September 30, 2013 and December 31, 2012, respectively, and are included in homebuilding other assets in the consolidated balance sheets. The decrease in these receivables corresponds to the decrease in the reserve for legal claims.

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

Land and Lot Option Purchase Contracts

The Company enters into land and lot option purchase contracts to acquire land or lots for the construction of homes. At December 31, 2013, the Company had total deposits of $43.8 million, consisting of cash deposits of $36.9 million and promissory notes, letters of credit and surety bonds of $6.9 million, to purchase land and lots with a total remaining purchase price of approximately $1.9 billion. A limited number of the land and lot option purchase contracts at December 31, 2013, representing $13.1 million of remaining purchase price, were subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations. The majority of land and lots under contract are currently expected to be purchased within three years.

Other Commitments

At December 31, 2013, the Company had outstanding surety bonds of $736.1 million and letters of credit of $76.6 million to secure performance under various contracts. Of the total letters of credit, $68.9 million were issued under the Company's revolving credit facility and were cash collateralized to receive better pricing. The remaining $7.7 million of letters of credit were issued under secured letter of credit agreements requiring the Company to deposit cash as collateral with the issuing banks. At December 31, 2013 and September 30, 2013, the amount of cash restricted for these purposes totaled $77.3 million and $73.6 million, respectively, and is included in homebuilding restricted cash in the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2013

NOTE L – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets at December 31, 2013 and September 30, 2013 were as follows:

	December 31, 2013	September 30, 2013
	(In millions)
Insurance receivables	$148.1	$162.1
Earnest money and refundable deposits	100.9	98.5
Accounts and notes receivable	25.0	24.1
Prepaid assets	47.5	49.4
Rental properties	41.2	41.3
Debt securities collateralized by residential real estate	20.3	20.3
Other assets	58.1	64.8
	$441.1	$460.5

The Company’s homebuilding accrued expenses and other liabilities at December 31, 2013 and September 30, 2013 were as follows:

	December 31, 2013	September 30, 2013
	(In millions)
Reserves for legal claims	$469.6	$482.0
Employee compensation and related liabilities	115.7	130.2
Warranty liability	56.7	56.9
Accrued interest	46.7	34.0
Federal and state income tax liabilities	64.5	29.9
Inventory related accruals	40.8	46.3
Homebuyer deposits	37.4	39.3
Accrued property taxes	17.4	30.0
Other liabilities	35.5	37.4
	$884.3	$886.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2013

NOTE M – FAIR VALUE MEASUREMENTS

Fair value measurements are used for the Company's mortgage loans held for sale, debt securities collateralized by residential real estate, IRLCs and other derivative instruments on a recurring basis, and are used for inventories, other mortgage loans and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value may not be recoverable. The fair value hierarchy and its application to the Company’s assets and liabilities is as follows:

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

▪	mortgage loans held for sale;

▪	IRLCs; and

▪	loan sale commitments and hedging instruments.

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

The Company’s assets measured at fair value using Level 3 inputs that are typically reported at the lower of carrying value or fair value on a nonrecurring basis are as follows:

▪	inventory held and used;

▪	inventory available for sale;

▪	certain mortgage loans; and

▪	real estate owned.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2013

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and September 30, 2013, and the changes in the fair value of the Level 3 assets during the three months ended December 31, 2013.

		Fair Value at December 31, 2013
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate (a)	Other assets	$—	$—	$20.3	$20.3
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	293.9	5.9	299.8
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	0.4	—	0.4
Forward sales of MBS	Other assets	—	2.7	—	2.7
Best-efforts and mandatory commitments	Other assets	—	0.8	—	0.8

		Fair Value at September 30, 2013
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate (a)	Other assets	$—	$—	$20.3	$20.3
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	389.4	5.7	395.1
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	7.0	—	7.0
Forward sales of MBS	Other liabilities	—	(8.8)	—	(8.8)
Best-efforts and mandatory commitments	Other liabilities	—	(3.1)	—	(3.1)

	Level 3 Assets at Fair Value for the
	Three Months Ended December 31, 2013
	Balance at September 30, 2013	Net realized and unrealized gains/(losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers in/(out) of Level 3	Balance at December 31, 2013
	(In millions)
Debt securities collateralized by residential real estate (a)	$20.3	$—	$—	$—	$—	$—	$20.3
Mortgage loans held for sale (b)	5.7	0.1	—	(0.2)	—	0.3	5.9

(a)
In October 2012, the Company purchased defaulted debt securities which are secured by residential real estate. The Company intends to foreclose on the property or negotiate an agreement to obtain the right to take possession of the residential real estate in order to develop the property and ultimately build and sell homes. These securities, which are included in other assets in the consolidated balance sheets, are classified as available for sale and are reflected at fair value. The fair value of these securities was determined by estimating the future cash flows of the securities and the residential real estate utilizing discount rates of 6% and 18%, respectively. Unrealized gains or losses on these securities, net of tax, are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets.

(b)
Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income. Mortgage loans held for sale at December 31, 2013 includes $5.9 million of originated loans for which the Company elected the fair value option upon origination and for which the Company has not sold into the secondary market, but plans to sell as market conditions permit. The fair value of these mortgage loans held for sale is generally calculated considering the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk.

(c)
Fair value measurements of these derivatives represent changes in fair value since inception and are reflected in the balance sheet. Changes in these fair values during the periods presented are included in financial services revenues in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2013

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at December 31, 2013 and September 30, 2013:

		Fair Value at	Fair Value at
		December 31, 2013	September 30, 2013
	Balance Sheet Location	Level 3	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a) (b)	Inventories	$—	$0.5
Inventory available for sale (a) (c)	Inventories	—	10.8
Financial Services:
Other mortgage loans (a) (d)	Other assets	22.1	22.6
Real estate owned (a) (d)	Other assets	1.0	0.7
_______________________________________

(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the respective quarter.

(b)	In performing its impairment analysis of communities, discount rates ranging from 14% to 18% were used in the periods presented.

(c)	The fair value of inventory available for sale was determined based on recent offers received from outside third parties and actual contracts.

(d)	The fair values of other mortgage loans and real estate owned are determined based on the value of the underlying collateral.

For the financial assets and liabilities for which the Company has not elected the fair value option, the following tables present both their respective carrying value and fair value at December 31, 2013 and September 30, 2013:

	Carrying Value	Fair Value at December 31, 2013
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$801.1	$801.1	$—	$—	$801.1
Restricted cash (a)	81.1	81.1	—	—	81.1
Senior notes (b)	2,783.5	—	2,834.8	—	2,834.8
Convertible senior notes (b)	487.0	—	859.7	—	859.7
Financial Services:
Cash and cash equivalents (a)	19.0	19.0	—	—	19.0
Mortgage repurchase facility (a)	185.8	—	—	185.8	185.8

	Carrying Value	Fair Value at September 30, 2013
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$913.3	$913.3	$—	$—	$913.3
Restricted cash (a)	77.8	77.8	—	—	77.8
Senior notes (b)	2,783.3	—	2,811.5	—	2,811.5
Convertible senior notes (b)	478.7	—	762.4	—	762.4
Financial Services:
Cash and cash equivalents (a)	23.2	23.2	—	—	23.2
Mortgage repurchase facility (a)	238.6	—	—	238.6	238.6
_______________________________________

(a)	The fair value approximates carrying value due to its short-term nature, short maturity or floating interest rate terms, as applicable.

(b)	The fair value is determined based on quoted market prices of recent transactions of the notes, which is classified as Level 2 within the fair value hierarchy.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2013

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION

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

The Company revised its condensed consolidating statement of cash flows for the three months ended December 31, 2012 to reflect the change in intercompany advances in the D.R. Horton, Inc. column as an investing activity. Such amount was previously labeled net change in intercompany receivables/payables and classified as a financing activity. The revision resulted in an increase in cash provided by financing activities and an increase in cash used in investing activities in the D.R. Horton, Inc. column in the amount of $458.1 million. This revision had no impact on any financial statements or notes, except for the D.R. Horton, Inc. and Eliminations columns of the condensed consolidating statement of cash flows in this Supplemental Guarantor Information note, and the Company determined the revision was not material. As other prior period financial information is presented, the Company will similarly revise the condensed consolidating statements of cash flows in its future filings.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2013

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet
December 31, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$777.1	$19.8	$23.2	$—	$820.1
Restricted cash	80.2	0.9	—	—	81.1
Investments in subsidiaries	2,538.7	—	—	(2,538.7)	—
Inventories	2,344.1	4,135.8	16.2	—	6,496.1
Deferred income taxes	205.0	373.5	—	—	578.5
Property and equipment, net	44.1	40.0	33.4	—	117.5
Other assets	152.0	230.2	110.7	—	492.9
Mortgage loans held for sale	—	—	299.8	—	299.8
Goodwill	—	41.2	—	—	41.2
Intercompany receivables	1,726.9	—	—	(1,726.9)	—
Total Assets	$7,868.1	$4,841.4	$483.3	$(4,265.6)	$8,927.2
LIABILITIES & EQUITY
Accounts payable and other liabilities	$398.9	$744.2	$122.3	$—	$1,265.4
Intercompany payables	—	1,696.7	30.2	(1,726.9)	—
Notes payable	3,272.4	3.7	185.8	—	3,461.9
Total Liabilities	3,671.3	2,444.6	338.3	(1,726.9)	4,727.3
Total stockholders’ equity	4,196.8	2,396.8	141.9	(2,538.7)	4,196.8
Noncontrolling interests	—	—	3.1	—	3.1
Total Equity	4,196.8	2,396.8	145.0	(2,538.7)	4,199.9
Total Liabilities & Equity	$7,868.1	$4,841.4	$483.3	$(4,265.6)	$8,927.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2013

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2013

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended December 31, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$552.1	$1,080.2	$3.3	$—	$1,635.6
Cost of sales	429.6	840.3	3.7	—	1,273.6
Gross profit (loss)	122.5	239.9	(0.4)	—	362.0
Selling, general and administrative expense	88.9	92.6	1.9	—	183.4
Equity in (income) of subsidiaries	(155.6)	—	—	155.6	—
Other (income)	(0.5)	(0.9)	(1.9)	—	(3.3)
Homebuilding pre-tax income	189.7	148.2	(0.4)	(155.6)	181.9
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	35.0	—	35.0
General and administrative expense	—	—	29.8	—	29.8
Interest and other (income)	—	—	(2.6)	—	(2.6)
Financial services pre-tax income	—	—	7.8	—	7.8
Income before income taxes	189.7	148.2	7.4	(155.6)	189.7
Income tax expense	66.5	52.0	2.6	(54.6)	66.5
Net income	$123.2	$96.2	$4.8	$(101.0)	$123.2
Comprehensive income	$123.2	$96.2	$4.8	$(101.0)	$123.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2013

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended December 31, 2012

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$406.2	$823.6	$3.4	$—	$1,233.2
Cost of sales	327.0	665.7	9.6	—	1,002.3
Gross profit (loss)	79.2	157.9	(6.2)	—	230.9
Selling, general and administrative expense	64.0	75.1	1.7	—	140.8
Equity in (income) of subsidiaries	(94.9)	—	—	94.9	—
Interest expense	3.2	—	—	—	3.2
Other (income)	(1.0)	(1.1)	(1.2)	—	(3.3)
Homebuilding pre-tax income	107.9	83.9	(6.7)	(94.9)	90.2
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	41.9	—	41.9
General and administrative expense	—	—	25.7	—	25.7
Interest and other (income)	—	—	(1.5)	—	(1.5)
Financial services pre-tax income	—	—	17.7	—	17.7
Income before income taxes	107.9	83.9	11.0	(94.9)	107.9
Income tax expense	41.6	26.8	1.5	(28.3)	41.6
Net income	$66.3	$57.1	$9.5	$(66.6)	$66.3
Comprehensive income	$66.2	$57.1	$9.5	$(66.6)	$66.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2013

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Three Months Ended December 31, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(23.5)	$(40.3)	$96.3	$(40.0)	$(7.5)
INVESTING ACTIVITIES
Purchases of property and equipment	(6.4)	(8.6)	(3.3)	—	(18.3)
(Increase) decrease in restricted cash	(3.7)	0.3	0.1	—	(3.3)
Net principal increase of other mortgage loans and real estate owned	—	—	(1.2)	—	(1.2)
Intercompany advances	(27.4)	—	—	27.4	—
Payments related to acquisition of a business	(34.5)	—	—	—	(34.5)
Net cash used in investing activities	(72.0)	(8.3)	(4.4)	27.4	(57.3)
FINANCING ACTIVITIES
Repayment of notes payable	(3.0)	—	(52.8)	—	(55.8)
Intercompany advances	—	30.0	(2.6)	(27.4)	—
Proceeds from stock associated with certain employee benefit plans	3.3	—	—	—	3.3
Income tax benefit from employee stock awards	0.9	—	—	—	0.9
Cash dividends paid	—	—	(40.0)	40.0	—
Net cash provided by (used in) financing activities	1.2	30.0	(95.4)	12.6	(51.6)
Decrease in cash and cash equivalents	(94.3)	(18.6)	(3.5)	—	(116.4)
Cash and cash equivalents at beginning of period	871.4	38.4	26.7	—	936.5
Cash and cash equivalents at end of period	$777.1	$19.8	$23.2	$—	$820.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2013

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Three Months Ended December 31, 2012

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(186.2)	$(491.3)	$51.0	$(30.0)	$(656.5)
INVESTING ACTIVITIES
Purchases of property and equipment	(6.5)	(3.7)	(3.8)	—	(14.0)
Purchases of marketable securities	(26.8)	—	—	—	(26.8)
Proceeds from the sale or maturity of marketable securities	226.7	—	—	—	226.7
Increase in restricted cash	(5.3)	(0.2)	—	—	(5.5)
Net principal increase of other mortgage loans and real estate owned	—	—	(0.2)	—	(0.2)
Purchase of debt securities collateralized by residential real estate	(18.6)	—	—	—	(18.6)
Intercompany advances	(458.1)	—	—	458.1	—
Payments related to acquisition of a business	(9.4)	—	—	—	(9.4)
Net cash (used in) provided by investing activities	(298.0)	(3.9)	(4.0)	458.1	152.2
FINANCING ACTIVITIES
Proceeds from (repayment of) notes payable	100.0	—	(18.4)	—	81.6
Intercompany advances	—	457.8	0.3	(458.1)	—
Proceeds from stock associated with certain employee benefit plans	2.1	—	—	—	2.1
Cash dividends paid	(60.2)	—	(30.0)	30.0	(60.2)
Net cash provided by (used in) financing activities	41.9	457.8	(48.1)	(428.1)	23.5
Decrease in cash and cash equivalents	(442.3)	(37.4)	(1.1)	—	(480.8)
Cash and cash equivalents at beginning of period	968.9	56.3	22.5	—	1,047.7
Cash and cash equivalents at end of period	$526.6	$18.9	$21.4	$—	$566.9

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report and with our annual report on Form 10-K for the fiscal year ended September 30, 2013. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those described in the “Forward-Looking Statements” section following this discussion.

BUSINESS

We are one of the largest homebuilding companies in the United States. We construct and sell homes through our operating divisions in 77 markets in 27 states, under the names of D.R. Horton, America’s Builder, Emerald Homes, Breland Homes and Regent Homes. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $100,000 to $1,000,000, with an average closing price of $263,500 during the three months ended December 31, 2013. Approximately 91% and 92% of home sales revenues were generated from the sale of single-family detached homes in the three months ended December 31, 2013 and 2012, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums, which share common walls and roofs.

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		South Central Region
Delaware	Central Delaware	Louisiana	Baton Rouge
Georgia	Savannah		Lafayette
Maryland	Baltimore	New Mexico	Las Cruces
	Suburban Washington, D.C.	Oklahoma	Oklahoma City
New Jersey	North New Jersey	Texas	Austin
	South New Jersey		Dallas
North Carolina	Charlotte		El Paso
	Fayetteville		Fort Worth
	Greensboro/Winston-Salem		Houston
	Jacksonville		Killeen/Temple/Waco
	Raleigh/Durham		Midland/Odessa
	Wilmington		Rio Grande Valley
Pennsylvania	Philadelphia		San Antonio
South Carolina	Charleston
	Columbia		Southwest Region
	Greenville	Arizona	Phoenix
	Hilton Head		Tucson
	Myrtle Beach	New Mexico	Albuquerque
Virginia	Northern Virginia
West Region
	Midwest Region	California	Bay Area
Colorado	Colorado Springs		Central Valley
	Denver		Imperial Valley
	Fort Collins		Los Angeles County
Illinois	Chicago		Riverside County
Indiana	Northern Indiana		Sacramento
Minnesota	Minneapolis/St. Paul		San Bernardino County
San Diego County
	Southeast Region		Ventura County
Alabama	Birmingham	Hawaii	Hawaii
	Huntsville		Maui
	Mobile		Oahu
	Montgomery	Nevada	Las Vegas
	Tuscaloosa		Reno
Florida	Fort Myers/Naples	Oregon	Portland
	Jacksonville	Utah	Salt Lake City
	Lakeland	Washington	Seattle/Tacoma
	Melbourne/Vero Beach		Vancouver
Miami/West Palm Beach
Orlando
Pensacola/Panama City
Tampa/Sarasota
Volusia County
Georgia	Atlanta
Middle Georgia
Mississippi	Gulf Coast
Tennessee	Nashville

OVERVIEW

In the first quarter of fiscal 2014, demand for new homes increased in many of our markets as compared to the prior year quarter, while the supply of homes for sale was limited relative to demand. This favorable supply and demand environment resulted in increased sales volume, higher average sales and closing prices and improved gross margins in our homebuilding segments compared to the prior year. During the current quarter, the number and value of our net sales orders increased 4% and 14% compared to the prior year, and the number of homes closed and home sales revenues increased 19% and 33% compared to the prior year. The average selling price of our homes closed increased 12% and our gross margins on homes closed increased by 350 basis points in the first quarter of fiscal 2014 as compared to the prior year period, as favorable market conditions have allowed us to increase sales prices or reduce sales incentives in many of our communities over the past year. Pre-tax income was $189.7 million in the three months ended December 31, 2013, compared to $107.9 million in the prior year period. These results reflect the general improvement in housing market conditions, strong operating results from our land, lot and housing investments and tight controls of our selling, general and administrative (SG&A) expenses and interest costs.

After generating strong increases in net sales volume and home prices in the first half of fiscal 2013, our net sales volume growth moderated in the second half of fiscal 2013 and into fiscal 2014. We believe several factors contributed to this moderation, including increased mortgage interest rates, higher home prices and our efforts to align our sales pace with our construction activities in many of our communities. We believe that housing demand in our individual operating markets is tied closely to each market's economy, as measured by job growth, household incomes, household formations and consumer confidence. The U.S. economy appears to be slowly improving, which we expect will allow slow to moderate growth in housing demand in markets where job growth is occurring.

We believe our business is well-positioned to continue to profitably grow during the housing recovery due to our strong balance sheet and liquidity position, our finished lot and land position, our inventory of available homes and our broad geographic operating base. We increased our investments in land, lot and home inventories during the first quarter of fiscal 2014 in response to the improved market conditions, and we will continue to adjust our strategies and investments based on housing demand and our performance in each of our markets. Nevertheless, the pace of the housing recovery and our future results could be negatively affected by weakening economic conditions, decreases in the level of employment and housing demand, decreased home affordability, significant increases in mortgage interest rates or tightening of mortgage lending standards.

STRATEGY

While new home demand improved in most of our markets in recent years, we expect that further improvement in individual markets will be uneven and largely dependent on local economic conditions. Our operating strategy has positioned us to capitalize on opportunities across our markets. We have used our liquidity and balance sheet flexibility to provide the capital to increase our investments in housing and land inventory, expand our product offerings, geographically expand our operations, opportunistically pursue business acquisitions and increase our profitability. Our operating strategy includes the following initiatives:

•	Maintaining a strong cash balance and overall liquidity position.

•	Allocating our inventory investments across our operating markets to diversify our geographic risk and optimize returns.

•	Offering new home communities that appeal to a broad range of entry level, move up and luxury homebuyers based on consumer demand in each market.

•
Modifying product offerings, sales pace, home prices and sales incentives as necessary in each of our markets to meet consumer demand, align with construction activity, enhance profit margins and optimize returns on inventory investments and cash flows.

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

•	Controlling the cost of goods purchased from both vendors and subcontractors.

•	Improving the efficiency of our development, construction, sales and other key operational processes.

•	Controlling our SG&A infrastructure to match production levels.

Our operating strategy has produced positive results in recent years and the first quarter of fiscal 2014. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust components of our strategy to meet future market conditions. We expect that our operating strategy will allow us to increase our profitability while maintaining a strong balance sheet and liquidity position throughout fiscal 2014.

KEY RESULTS

Key financial results as of and for the three months ended December 31, 2013, as compared to the same period of 2012, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 33% to $1.6 billion.

•	Homes closed increased 19% to 6,188 homes, and the average closing price of those homes increased 12% to $263,500.

•	Net sales orders increased 4% to 5,454 homes, and the value of net sales orders increased 14% to $1.5 billion.

•	Sales order backlog increased 5% to 7,684 homes, and the value of sales order backlog increased 20% to $2.1 billion.

•	Home sales gross margins increased 350 basis points to 22.3%.

•	Homebuilding SG&A expenses decreased as a percentage of homebuilding revenues by 20 basis points to 11.2%.

•	Homebuilding pre-tax income increased 102% to $181.9 million, compared to $90.2 million.

•	Homebuilding cash and marketable securities totaled $801.1 million, compared to $913.3 million and $643.1 million at September 30, 2013 and December 31, 2012, respectively.

•	Homebuilding inventories totaled $6.5 billion, compared to $6.2 billion and $5.0 billion at September 30, 2013 and December 31, 2012, respectively.

•	Homes in inventory totaled 16,800, compared to 17,000 and 14,200 at September 30, 2013 and December 31, 2012, respectively.

•	Owned and controlled lots totaled 174,800, compared to 180,900 and 177,300 at September 30, 2013 and December 31, 2012, respectively.

•	Homebuilding debt was $3.3 billion at December 31, 2013 and September 30, 2013, compared to $2.4 billion at December 31, 2012.

•
Gross homebuilding debt to total capital was 43.8%, decreasing from 44.6% at September 30, 2013 and increasing from 40.2% at December 31, 2012. Net homebuilding debt to total capital was 37.1%, increasing from 36.7% and 33.0% at September 30, 2013 and December 31, 2012, respectively.

Financial Services Operations:

•	Total financial services revenues, net of recourse and reinsurance expenses, decreased 16% to $35.0 million.

•	Financial services pre-tax income decreased 56% to $7.8 million.

Consolidated Results:

•	Consolidated pre-tax income increased 76% to $189.7 million, compared to $107.9 million.

•	Net income increased 86% to $123.2 million, compared to $66.3 million.

•	Diluted earnings per share increased 80% to $0.36, compared to $0.20.

•	Total equity was $4.2 billion, compared to $4.1 billion and $3.6 billion at September 30, 2013 and December 31, 2012, respectively.

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three months ended December 31, 2013 and 2012.

	Net Sales Orders (1)
	Three Months Ended December 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
East	676	528	28%	$191.5	$141.4	35%	$283,300	$267,800	6%
Midwest	223	275	(19)%	86.0	89.9	(4)%	385,700	326,900	18%
Southeast	1,614	1,584	2%	409.3	353.5	16%	253,600	223,200	14%
South Central	1,879	1,641	15%	414.2	330.6	25%	220,400	201,500	9%
Southwest	230	247	(7)%	49.7	53.2	(7)%	216,100	215,400	—%
West	832	984	(15)%	352.4	345.5	2%	423,600	351,100	21%
	5,454	5,259	4%	$1,503.1	$1,314.1	14%	$275,600	$249,900	10%

	Sales Order Cancellations
	Three Months Ended December 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2013	2012	2013	2012	2013	2012
East	169	130	$42.4	$30.8	20%	20%
Midwest	45	49	15.8	15.0	17%	15%
Southeast	496	431	114.5	88.5	24%	21%
South Central	604	514	125.0	95.2	24%	24%
Southwest	129	146	25.1	28.9	36%	37%
West	194	207	84.0	68.3	19%	17%
	1,637	1,477	$406.8	$326.7	23%	22%

_________________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders increased 14%, to $1,503.1 million (5,454 homes) for the three months ended December 31, 2013, from $1,314.1 million (5,259 homes) for the same period of 2012, with varying fluctuations among our market regions. Overall, the increase in sales order value resulted from increases in both volume and average selling price, with the increase in selling price being the more significant contributor this quarter.

The number of net sales orders increased 4% during the three months ended December 31, 2013, compared to the prior year period. The largest percentage increase occurred in our East region, reflecting the positive impact of our recent acquisition of the homebuilding operations of Regent Homes, which contributed 76 net sales orders during the current quarter. Our overall net sales volume growth moderated in the second half of fiscal 2013 and into fiscal 2014 which we believe is due in part to the impact of increases in mortgage interest rates and higher home prices, as well as our efforts to align our sales pace with our construction activities in many of our communities. Our future sales volumes will depend on the strength of the overall economy, employment levels and our ability to successfully implement our operating strategies in each of our markets, and we expect our sales volumes will vary significantly across our operating markets.

The average price of our net sales orders increased 10% to $275,600 in the three months ended December 31, 2013, from $249,900 in the comparable period of 2012. This increase reflects our ability to raise sales prices in many of our communities as demand for new homes improved and the relative supply of homes for sale was limited in many of our markets. A small increase in the average size of our homes sold was also a contributing factor. Home prices have rebounded sharply in many of our markets, but as supply and demand become more balanced, we expect any increases in our overall average sales prices in fiscal 2014 to be more limited as compared to fiscal 2013, while changes in average sales prices across our operating markets could vary significantly.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 23% in the three months ended December 31, 2013, up slightly from 22% in the same period of 2012.

	Sales Order Backlog
	As of December 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
East	929	674	38%	$258.9	$174.6	48%	$278,700	$259,100	8%
Midwest	381	413	(8)%	139.6	127.9	9%	366,400	309,700	18%
Southeast	2,578	2,419	7%	665.7	527.1	26%	258,200	217,900	18%
South Central	2,570	2,254	14%	589.4	454.8	30%	229,300	201,800	14%
Southwest	366	563	(35)%	75.1	112.1	(33)%	205,200	199,100	3%
West	860	994	(13)%	384.8	362.2	6%	447,400	364,400	23%
	7,684	7,317	5%	$2,113.5	$1,758.7	20%	$275,100	$240,400	14%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations. The sales order backlog in the East region at December 31, 2013 included the impact of our acquisition of the homebuilding operations of Regent Homes, which added 213 homes valued at $31.1 million to our backlog on the acquisition date in October 2013.

	Homes Closed and Home Sales Revenue
	Three Months Ended December 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
East	742	517	44%	$190.1	$137.4	38%	$256,200	$265,800	(4)%
Midwest	298	287	4%	105.8	89.4	18%	355,000	311,500	14%
Southeast	1,846	1,374	34%	447.3	291.3	54%	242,300	212,000	14%
South Central	2,006	1,619	24%	420.6	309.3	36%	209,700	191,000	10%
Southwest	339	383	(11)%	70.6	76.0	(7)%	208,300	198,400	5%
West	957	1,002	(4)%	396.4	319.9	24%	414,200	319,300	30%
	6,188	5,182	19%	$1,630.8	$1,223.3	33%	$263,500	$236,100	12%

Home Sales Revenue

Revenues from home sales increased 33%, to $1,630.8 million (6,188 homes closed) for the three months ended December 31, 2013, from $1,223.3 million (5,182 homes closed) for the comparable period of 2012. During the current quarter, home sales revenues increased in five of our six market regions, resulting from increases in the number of homes closed and increases in average selling prices due to favorable housing market conditions and our increased inventory investments.

The number of homes closed in the three months ended December 31, 2013 increased 19% from the comparable period of 2012, due to increases in most of our market regions. The most significant percentage increase occurred in our East region where our recent acquisition of the homebuilding operations of Regent Homes contributed 136 closings during the current quarter. Home closings also increased significantly in our Southeast region where the highest percentage increases occurred in our Jacksonville and Orlando markets, and in our South Central region where the highest percentage increases occurred in our Fort Worth and Houston markets.

The average selling price of homes closed during the three months ended December 31, 2013 was $263,500, up 12% from the $236,100 average for the same period of 2012. This increase reflects our ability to raise sales prices in many of our communities as demand for new homes improved and the relative supply of homes for sale was limited in many of our markets. A small increase in the average size of our homes sold was also a contributing factor. Home prices have rebounded sharply in many of our markets, but as supply and demand become more balanced, we expect any increases in our overall average sales prices in fiscal 2014 to be more limited as compared to fiscal 2013, while changes in average sales prices across our operating markets could vary significantly.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended December 31,
	2013	2012
Gross profit – Home sales	22.3%	18.8%
Gross profit – Land/lot sales and other	10.4%	17.2%
Effect of inventory and land option charges on total homebuilding gross profit	(0.2)%	(0.1)%
Gross profit – Total homebuilding	22.1%	18.7%
Selling, general and administrative expense	11.2%	11.4%
Interest expense	—%	0.3%
Other (income)	(0.2)%	(0.3)%
Homebuilding pre-tax income	11.1%	7.3%

Home Sales Gross Profit

Gross profit from home sales increased by 58%, to $364.1 million in the three months ended December 31, 2013, from $230.5 million in the comparable period of 2012, and increased 350 basis points to 22.3% as a percentage of home sales revenues. Approximately 200 basis points of the increase in the home sales gross profit percentage resulted from reduced sales incentives and increases in the average selling price of our homes closed, partially offset by smaller increases in the average cost of our homes closed, reflecting improved market conditions from the prior year. Approximately 110 basis points of the increase was due to lower costs for warranty and construction defect claims as a percentage of home sales revenue. The remaining 40 basis points of the increase was due to a decrease in the amortization of capitalized interest and property taxes as a percentage of home sales revenues, resulting from the decrease in interest capitalized as a percentage of our active inventory from the prior year due to a decrease in the average interest rate on our outstanding debt and the growth in our active inventory.

Our gross profit margins in fiscal 2013 and the first quarter of fiscal 2014 benefited significantly from favorable market conditions that allowed us to increase sales prices and reduce incentives across most of our markets, while we limited increases in construction costs and incurred lower costs related to warranty and construction defect claims. Our gross profit margins also benefited from reduced interest amortized to cost of sales, as our average borrowing costs benefited from the maturity of some higher interest rate debt combined with the issuance of new debt securities in a period of historically low interest rates. As housing supply and demand become more balanced, we expect our average sales prices to increase at a slower rate, while our construction costs could increase. Also, our borrowing costs could increase if the economy improves. These factors could cause our gross profit margins to decline from the current level in the remainder of fiscal 2014.

Land Sales and Other Revenues

Land sales and other revenues decreased to $4.8 million in the three months ended December 31, 2013, from $9.9 million in the comparable period of 2012. Fluctuations in revenues from land sales are a function of how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we may also sell residential lots or land parcels to manage our land and lot supply. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales fluctuate from period to period. As of December 31, 2013, we had $30.6 million of land held for sale that we expect to sell in the next twelve months.

Revenue from a single long-term construction project for which we served as the general contractor during fiscal 2013 was included in land sales and other revenues. Revenue from this project was recognized on a percentage-of-completion basis as the construction was completed. During the three months ended December 31, 2012, the revenue related to this project was $8.2 million and the gross profit was $1.5 million. The project was completed during fiscal 2013 and therefore, there was no such revenue during the three months ended December 31, 2013.

Inventory and Land Option Charges

At December 31, 2013, we reviewed the performance and outlook for all of our land inventories and communities for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. We performed detailed impairment evaluations of communities with a combined carrying value of $136.1 million and determined that no communities were impaired. Accordingly, no impairment charges were recorded during the three months ended December 31, 2013, and there were no impairment charges recorded in the same period of 2012.

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

During the three months ended December 31, 2013 and 2012, we wrote off $2.6 million and $1.3 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts which are expected to be terminated. At December 31, 2013, outstanding earnest money deposits associated with our portfolio of land and lot option purchase contracts totaled $43.8 million.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 30% to $183.4 million in the three months ended December 31, 2013, from $140.8 million in the same period of 2012. As a percentage of homebuilding revenues, SG&A expense decreased 20 basis points to 11.2% in the three months ended December 31, 2013, from 11.4% in the comparable period of 2012. The improvement in SG&A expense as a percentage of revenues is due to an increase in both the volume and the average selling prices of our homes closed, combined with our efforts to control our SG&A infrastructure to match production levels.

The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 65% of SG&A costs in both quarters. These costs increased by 30% to $119.0 million in the three months ended December 31, 2013, mainly due to an increase in our number of employees and an increase in the level of incentive compensation related to the significant increase in profitability in the current quarter as compared to the prior year quarter. Our homebuilding operations employed approximately 3,720 and 2,935 employees at December 31, 2013 and 2012, respectively.

Our homebuilding SG&A expense as a percentage of revenues can vary significantly between periods, depending largely on the fluctuations in revenue, profit levels and our stock price. Our awards of performance based units to executive management are accounted for as liability awards and are measured quarterly with changes in value recorded in compensation expense within SG&A. Changes in our stock price and our performance compared to our peer group can cause significant changes in the value of these awards and in our compensation expense. During the three months ended December 31, 2013 and 2012, the compensation expense related to these liability awards was $4.9 million and $2.1 million, respectively. We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our expected volume of closings; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

Comparing the three months ended December 31, 2013 with the same period of 2012, interest incurred increased 29% to $49.3 million due to a 39% increase in our average debt, primarily as a result of the issuance of senior notes in the past twelve months. Interest incurred in the current quarter increased by a lower percentage than the increase in our average debt as a result of new debt issued at lower interest rates, which reduced our average interest rate as compared to the prior year quarter.

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During much of the last few years, our active inventory was lower than our debt level and therefore, a portion of the interest incurred was reflected as interest expense. However, since the third quarter of fiscal 2013, our active inventory has exceeded our debt level and all interest incurred during those periods was capitalized to inventory. As a result, no interest was expensed during the three months ended December 31, 2013, compared to $4.2 million in the same period of 2012. Interest amortized to cost of sales declined to 2.0% of total home and land/lot cost of sales in the three months ended December 31, 2013, from 2.5% in the same period of 2012 as a result of the decrease in interest capitalized as a percentage of our active inventory from the prior year period due to a decrease in the average interest rate on our outstanding debt and the growth in our active inventory.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $3.3 million in both the current and prior year quarters. Other income consists of interest income, rental income, income from insurance related activities, income associated with other income-producing assets, and various other types of ancillary income, gains and losses not directly associated with our core homebuilding operations. The activities that result in this ancillary income or loss are not significant, either individually or in the aggregate.

Acquisitions

In October 2013, we acquired the homebuilding operations of Regent Homes, Inc. for $34.5 million in cash. Regent Homes operates in Charlotte, Greensboro and Winston-Salem, North Carolina. The assets acquired included approximately 240 homes in inventory, 300 lots and control of approximately 600 additional lots through option contracts. We also acquired a sales order backlog of 213 homes valued at $31.1 million.

Homebuilding Results by Reporting Region

	Three Months Ended December 31,
	2013			2012
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$190.1	$11.5	6.0%	$137.4	$7.0	5.1%
Midwest	105.8	10.0	9.5%	89.4	(2.0)	(2.2)%
Southeast	447.3	51.5	11.5%	291.5	19.4	6.7%
South Central	421.1	42.4	10.1%	310.5	25.2	8.1%
Southwest	70.7	6.0	8.5%	76.0	9.8	12.9%
West	400.6	60.5	15.1%	328.4	30.8	9.4%
	$1,635.6	$181.9	11.1%	$1,233.2	$90.2	7.3%
 ______________

(1)
Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating our corporate office. The amortization of capitalized interest and property taxes is allocated to each segment based on the segment’s revenue, while those expenses associated with the corporate office are allocated to each segment based on the segment’s inventory balances.

East Region — Homebuilding revenues increased 38% in the three months ended December 31, 2013, from the comparable period of 2012, primarily due to an increase in the number of homes closed in our Charlotte market which benefited from our acquisition of Regent Homes. The region generated pre-tax income of $11.5 million in the three months ended December 31, 2013, compared to $7.0 million for the same period of 2012, primarily as a result of increases in revenues and gross profit. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased 50 basis points in the three months ended December 31, 2013, compared to the same period of 2012. As a percentage of homebuilding revenues, SG&A expenses decreased by 20 basis points in the three months ended December 31, 2013, compared to the prior year.

Midwest Region — Homebuilding revenues increased 18% in the three months ended December 31, 2013, from the comparable period of 2012, primarily due to increases in the average selling price and number of homes closed in our Minnesota market. The region generated pre-tax income of $10.0 million in the three months ended December 31, 2013, compared to a pre-tax loss of $2.0 million for the same period of 2012, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 1,170 basis points in the three months ended December 31, 2013, compared to the same period of 2012, largely due to $6.7 million in legal claim settlements in our Denver market in the prior year. As a percentage of homebuilding revenues, SG&A expenses increased by 10 basis points in the three months ended December 31, 2013, compared to the prior year period.

Southeast Region — Homebuilding revenues increased 53% in the three months ended December 31, 2013, from the comparable period of 2012, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. The increase in home closings in our Jacksonville, Orlando and South Florida markets contributed most to the overall increase in homebuilding revenues in the region. The region generated pre-tax income of $51.5 million in the three months ended December 31, 2013, compared to $19.4 million for the same period of 2012, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 380 basis points in the three months ended December 31, 2013, compared to the same period of 2012. As a percentage of homebuilding revenues, SG&A expenses decreased by 90 basis points in the three months ended December 31, 2013, compared to the prior year period, due to the increase in revenues.

South Central Region — Homebuilding revenues increased 36% in the three months ended December 31, 2013, from the comparable period of 2012, due to an increase in the number of homes closed, as well as an increase in the average selling price in the majority of the region’s markets. The increase in home closings in our Fort Worth and Houston markets contributed most to the overall increase in homebuilding revenues in the region. The region generated pre-tax income of $42.4 million in the three months ended December 31, 2013, compared to $25.2 million for the same period of 2012, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 110 basis points in the three months ended December 31, 2013, compared to the same period of 2012. As a percentage of homebuilding revenues, SG&A expenses decreased by 40 basis points in the three months ended December 31, 2013, compared to the prior year period, due to the increase in revenues.

Southwest Region — Homebuilding revenues decreased 7% in the three months ended December 31, 2013, from the comparable period of 2012, primarily due to a decrease in the number of homes closed in our Arizona markets. The region had pre-tax income of $6.0 million in the three months ended December 31, 2013, compared to $9.8 million for the same period of 2012, primarily as a result of decreases in revenues and gross profit. Home sales gross profit percentage decreased 130 basis points in the three months ended December 31, 2013, compared to the same period of 2012. As a percentage of homebuilding revenues, SG&A expenses increased by 280 basis points in the three months ended December 31, 2013, compared to the prior year period, due to the decrease in revenues.

West Region — Homebuilding revenues increased 22% in the three months ended December 31, 2013, from the comparable period of 2012, due to a significant increase in the average selling price of homes closed while the number of homes closed decreased slightly. The region generated pre-tax income of $60.5 million in the three months ended December 31, 2013, compared to $30.8 million for the same period of 2012, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 580 basis points in the three months ended December 31, 2013, compared to the same period of 2012. As a percentage of homebuilding revenues, SG&A expenses decreased by 10 basis points in the three months ended December 31, 2013, compared to the prior year period, due to the increase in revenues.

INVENTORIES, LAND AND LOT POSITION AND HOMES IN INVENTORY

We routinely enter into land/lot option contracts to purchase land or finished lots at predetermined prices on a defined schedule commensurate with planned development or anticipated new home demand. We also purchase undeveloped land that generally is vested with all rights necessary to begin development or construction work, and we plan and coordinate the development of our land into residential lots for use in our homebuilding business. We significantly increased our investments in land and lot acquisition, land development and housing inventory across all of our market regions in fiscal 2012 and 2013 to meet housing demand as market conditions improved and to expand our operations in desirable markets. We manage our inventory of owned land and lots and homes under construction relative to demand in each of our markets, including starting construction on unsold homes to capture new home demand, monitoring the number and aging of unsold homes and aggressively marketing our unsold, completed homes in inventory.

Our inventories, land and lot position and homes in inventory at December 31, 2013 and September 30, 2013 are summarized as follows:

	As of December 31, 2013				As of September 30, 2013
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Total Inventory	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Total Inventory
	(In millions)
East	$328.1	$367.9	$85.8	$781.8	$293.5	$363.6	$85.8	$742.9
Midwest	198.6	220.3	21.3	440.2	182.3	208.6	21.3	412.2
Southeast	736.1	717.5	152.3	1,605.9	677.2	679.1	152.2	1,508.5
South Central	614.2	813.0	48.5	1,475.7	610.3	785.0	48.3	1,443.6
Southwest	120.8	116.3	29.4	266.5	124.6	108.4	29.4	262.4
West	645.5	968.1	125.8	1,739.4	545.8	997.9	124.5	1,668.2
Corporate and unallocated (1)	78.5	97.4	10.7	186.6	64.3	84.7	10.6	159.6
	$2,721.8	$3,300.5	$473.8	$6,496.1	$2,498.0	$3,227.3	$472.1	$6,197.4

	As of December 31, 2013				As of September 30, 2013
	Land/Lots Owned (2)	Lots Controlled Under Land and Lot Option Purchase Contracts (3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)	Land/Lots Owned (2)	Lots Controlled Under Land and Lot Option Purchase Contracts (3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	15,100	5,800	20,900	2,000	14,700	5,600	20,300	1,900
Midwest	5,500	1,600	7,100	1,000	5,600	1,900	7,500	1,000
Southeast	34,600	20,800	55,400	5,200	34,200	22,600	56,800	5,400
South Central	40,400	13,500	53,900	5,100	41,000	16,700	57,700	5,300
Southwest	6,500	1,200	7,700	900	6,600	1,400	8,000	1,100
West	23,700	6,100	29,800	2,600	24,500	6,100	30,600	2,300
	125,800	49,000	174,800	16,800	126,600	54,300	180,900	17,000
	72%	28%	100%		70%	30%	100%
____________________

(1)	Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

(2)
Land/lots owned include approximately 33,500 and 32,500 owned lots that are fully developed and ready for home construction at December 31, 2013 and September 30, 2013, respectively. Land/lots owned also include land held for development representing 21,700 lots at both December 31, 2013 and September 30, 2013.

(3)
The total remaining purchase price of lots controlled through land and lot option purchase contracts at both December 31, 2013 and September 30, 2013 was $1.9 billion, secured with $43.8 million and $42.4 million in earnest money deposits, respectively. Our lots controlled under land and lot option purchase contracts exclude approximately 2,700 and 2,800 lots at December 31, 2013 and September 30, 2013, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contracts have yet to be terminated. We have reserved the deposits related to these contracts.

(4)
Homes in inventory include approximately 1,400 and 1,300 model homes at December 31, 2013 and September 30, 2013, respectively. Approximately 9,300 and 9,000 of our homes in inventory were unsold at December 31, 2013 and September 30, 2013, respectively. At December 31, 2013, approximately 3,400 of our unsold homes were completed, of which approximately 700 homes had been completed for more than six months. At September 30, 2013, approximately 3,000 of our unsold homes were completed, of which approximately 600 homes had been completed for more than six months.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	2013	2012	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	3,032	3,035	—%
Number of homes closed by D.R. Horton	6,188	5,182	19%
DHI Mortgage capture rate	49%	59%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	3,044	3,052	—%
Total number of loans originated or brokered by DHI Mortgage	3,475	3,670	(5)%
Captive business percentage	88%	83%
Loans sold by DHI Mortgage to third parties	3,857	3,859	—%

	Three Months Ended December 31,
	2013	2012	% Change
	(In millions)
Loan origination fees	$4.8	$5.1	(6)%
Sale of servicing rights and gains from sale of mortgage loans	20.5	28.0	(27)%
Recourse expense	—	(0.5)	(100)%
Sale of servicing rights and gains from sale of mortgage loans, net	20.5	27.5	(25)%
Other revenues	2.3	2.4	(4)%
Reinsurance expense	(0.2)	(0.1)	100%
Other revenues, net	2.1	2.3	(9)%
Total mortgage operations revenues	27.4	34.9	(21)%
Title policy premiums, net	7.6	7.0	9%
Total revenues	35.0	41.9	(16)%
General and administrative expense	29.8	25.7	16%
Interest and other (income)	(2.6)	(1.5)	73%
Financial services pre-tax income	$7.8	$17.7	(56)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues (1)
	Three Months Ended December 31,
	2013	2012
Recourse and reinsurance expense	0.6%	1.4%
General and administrative expense	84.7%	60.5%
Interest and other (income)	(7.4)%	(3.5)%
Financial services pre-tax income	22.2%	41.6%
______________

(1)	Excludes the effects of recourse and reinsurance charges on financial services revenues.

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three months ended December 31, 2013, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers remained consistent with the prior year period, while the number of homes closed by our homebuilding operations increased 19%. This was due to a decrease in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) to 49% in the three months ended December 31, 2013, from 59%, in the comparable period of 2012. The decrease in capture rate was due to increased competition in the mortgage industry after refinancing activity slowed as a result of the rise in interest rates in fiscal 2013. Additionally, the capture rate declined due to an increase in home closings in markets not served by DHI Mortgage as compared to the prior year period.

Home closings from our homebuilding operations constituted 88% of DHI Mortgage loan originations in the three months ended December 31, 2013, compared to 83% in the comparable period of 2012.

The number of loans sold in the three months ended December 31, 2013 was essentially the same as the number sold in the prior year period. Virtually all of the mortgage loans originated during the three months ended December 31, 2013 and mortgage loans held for sale on December 31, 2013 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae). Approximately 65% of the mortgage loans sold by DHI Mortgage during the three months ended December 31, 2013 were sold to three major financial institutions, the largest of which represented 23% of the total loans sold.

Financial Services Revenues and Expenses

Revenues from the financial services segment decreased 16%, to $35.0 million in the three months ended December 31, 2013 from $41.9 million in the comparable period of 2012. The volume of loans sold between the periods was essentially unchanged, while revenues from the sale of servicing rights and gains from sale of mortgages decreased 27%. Loan sale revenue on similar volumes decreased due to pricing pressure from increased competition in the marketplace. In addition, loan sale execution in the prior year was unusually strong due in part to the lower interest rate environment at the time. Loan origination fees decreased 6% in the three months ended December 31, 2013, corresponding to a decrease in the number of loans originated of 5%.

There were no charges related to recourse obligations in the three months ended December 31, 2013, compared to $0.5 million in the same period of 2012. Our loss reserve for loan recourse obligations is estimated based upon an analysis of loan repurchase requests received, our actual repurchases and losses through the disposition of such loans or requests, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, if actual repurchase volume or actual losses incurred resolving those repurchases exceed our expectations, additional recourse expense may be incurred.

Financial services general and administrative (G&A) expense increased 16%, to $29.8 million in the three months ended December 31, 2013, from the comparable period of 2012. As a percentage of financial services revenues (excluding the effects of recourse and reinsurance expense), G&A expense was 84.7% in the three months ended December 31, 2013, compared to 60.5% in the same period of 2012 due to an increase in the number of employees and our inability to leverage our G&A costs due to our lower revenues. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur, as some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three months ended December 31, 2013 was $189.7 million, compared to $107.9 million for the same period of 2012. The difference in our operating results for the current quarter compared to a year ago is due to higher revenues from increased home closings and higher gross profit margins.

Income Taxes

Our income tax expense for the three months ended December 31, 2013 and 2012 was $66.5 million and $41.6 million, respectively. Our effective tax rate was 35.1% for the three months ended December 31, 2013, compared to 38.6% in the same period of 2012. The lower tax rate for the three months ended December 31, 2013 resulted from our deduction for domestic production activities income. This deduction was limited in the prior year period because of the utilization of the net operating loss (NOL) carryforward.

At December 31, 2013 and September 30, 2013, we had deferred tax assets, net of deferred tax liabilities, of $609.6 million and $617.6 million, respectively, offset by valuation allowances of $31.1 million and $31.0 million, respectively. When assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. We record a valuation allowance when we determine it is more likely than not that a portion of the deferred tax assets will not be realized.

The valuation allowance at both December 31, 2013 and September 30, 2013 relates to our deferred tax assets for state NOL carryforwards, which expire at various times through fiscal 2031, because we concluded it was more likely than not that a portion of our state NOLs would not be realized due to the more limited carryforward periods that exist in certain states. At December 31, 2013, we determined it was more likely than not that all of our federal deferred tax assets will be realized.

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

CAPITAL RESOURCES AND LIQUIDITY

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to homebuilding market conditions. In response to improved market conditions and increased demand for our homes, we have increased our investments in homes, finished lots, land and land development to expand our operations and grow our profitability. We intend to maintain adequate liquidity and balance sheet strength, and we regularly evaluate opportunities to access the capital markets.

At December 31, 2013, our ratio of homebuilding debt to total capital was 43.8%, compared to 40.2% at December 31, 2012 and 44.6% at September 30, 2013. The increase in our ratio of homebuilding debt to total capital from December 31, 2012 reflects the increase in notes payable during the past twelve months, partially offset by an increase in equity from net income earned over the same period. Our ratio of net homebuilding debt to total capital (homebuilding notes payable net of cash and marketable securities divided by homebuilding notes payable net of cash and marketable securities plus total equity) was 37.1% at December 31, 2013, compared to 33.0% at December 31, 2012 and 36.7% at September 30, 2013, which reflects the increase in our debt and the investment of our cash into homebuilding inventories. We intend to maintain our ratio of net homebuilding debt to total capital within or below a range of 40% to 45% over the long term, but we may choose to operate above this range for short-term periods. Therefore, future net homebuilding debt to total capital ratios may be higher than the current level.

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

Homebuilding Capital Resources

Cash and Cash Equivalents — At December 31, 2013, our homebuilding cash and cash equivalents were $801.1 million.

Bank Credit Facility — We have a $725 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit. Letters of credit issued under the facility reduce available borrowing capacity and may total no more than $362.5 million in the aggregate. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2018. At December 31, 2013, there were no borrowings outstanding and $68.9 million of letters of credit issued under the revolving credit facility.

Our revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility and the indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At December 31, 2013, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility and public debt obligations.

Secured Letter of Credit Agreements — We have secured letter of credit agreements which require us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. The amount of cash restricted for letters of credit issued under these agreements totaled $7.7 million and $8.5 million at December 31, 2013 and September 30, 2013, respectively, and is included in homebuilding restricted cash in our consolidated balance sheets.

Public Unsecured Debt — On January 15, 2014, we repaid the remaining $145.9 million principal amount of our 6.125% senior notes which were due on that date. Following this repayment, we have $637.8 million principal amount of our senior notes maturing during the remainder of fiscal 2014, of which $499.9 million is in the form of convertible senior notes that will mature on May 15, 2014 and are convertible into approximately 38.6 million shares of our common stock at a conversion price of $12.96 per share. Upon conversion, we may satisfy our conversion obligation with cash, shares of our common stock or a combination thereof at our election. We intend to satisfy any conversion obligations with shares of our common stock.

Debt and Equity Repurchase Authorizations — Effective August 1, 2013, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2014. The full amount of each of these authorizations was remaining at December 31, 2013.

Financial Services Capital Resources

Cash and Cash Equivalents — At December 31, 2013, our financial services cash and cash equivalents were $19.0 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $300 million; however, the capacity can be increased to $400 million subject to the availability of additional commitments. We are currently in discussions with our lenders and expect to renew and extend the term of the facility on similar terms prior to its maturity date of February 28, 2014.

As of December 31, 2013, $253.0 million of mortgage loans held for sale with a collateral value of $238.9 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $53.1 million, DHI Mortgage had an obligation of $185.8 million outstanding under the mortgage repurchase facility at December 31, 2013 at a 2.8% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At December 31, 2013, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the three months ended December 31, 2013, we used $7.5 million of cash in our operating activities, compared to $656.5 million in the prior year period. Cash used for operations in the prior year period reflected our significant inventory investments as we responded to improved market conditions. As housing supply and demand become more balanced, we expect our inventory investments will grow at a slower pace than in fiscal 2013; however, we will continue to adjust our strategies and investments based on housing demand and our performance in each of our markets. We used $194.0 million of cash to increase our construction in progress and finished home inventory, compared to $226.8 million in the prior year period. We used $77.3 million of cash to increase our residential land and lot inventory through purchases of land and finished lots and increased land development activity, compared to $612.8 million in the prior year period. The most significant sources of cash provided by operating activities in both periods were net income and a decrease in mortgage loans held for sale.

Investing Cash Flow Activities

In the three months ended December 31, 2013, net cash used in investing activities was $57.3 million, compared to $152.2 million provided by investing activities in the prior year period. The primary use of cash for investing during the current year period was the $34.5 million of cash paid to purchase the homebuilding operations of Regent Homes. The primary source of investing cash flows during the prior year period was the receipt of proceeds from the sale or maturity of marketable securities, which totaled $199.9 million, net of purchases, as we reduced our investments in these securities. We used $18.3 million and $14.0 million in the three months ended December 31, 2013 and 2012, respectively, to purchase property and equipment, including model home furniture, office and technology equipment and office buildings to support our operations. Additionally, during the prior year period, we paid $18.6 million to purchase defaulted debt securities collateralized by one residential real estate parcel, and we paid $9.4 million to complete our purchase of the homebuilding operations of Breland Homes, acquired in August 2012.

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

During the three months ended December 31, 2013, net cash used in financing activities was $51.6 million, consisting primarily of repayments of notes payable under our mortgage repurchase facility. During the three months ended December 31, 2012, net cash provided by financing activities was $23.5 million, primarily due to borrowing $100 million on our revolving credit facility, partially offset by repayments of notes payable and payments of cash dividends.

In December 2012, our Board of Directors approved total cash dividends of $0.1875 per common share, which included a quarterly cash dividend of $0.0375 per share and an additional cash dividend of $0.15 per share. The dividend of $0.15 per share was in lieu of and accelerated the payment of all quarterly dividends that would have otherwise been paid in calendar year 2013. As a result of accelerating the payment of calendar year 2013 cash dividends in December 2012, no cash dividends were paid during the current quarter. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions.

In January 2014, our Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on February 18, 2014 to stockholders of record on February 7, 2014.

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

At December 31, 2013, our homebuilding operations had outstanding letters of credit of $76.6 million, all of which were cash collateralized, and surety bonds of $736.1 million issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Among our land and lot option purchase contracts at December 31, 2013, there were a limited number of contracts, representing $13.1 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Further information about our land option contracts is provided in the “Inventories, Land and Lot Position and Homes in Inventory” section included herein.

CRITICAL ACCOUNTING POLICIES

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2013, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, fair value measurements, goodwill, warranty claims, legal claims and insurance, income taxes and stock-based compensation. Since September 30, 2013, there have been no significant changes to those critical accounting policies.

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2013, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims, and the majority of our total construction defect reserves consists of the estimated exposure to future claims on previously closed homes. At both December 31, 2013 and September 30, 2013, we had reserves for approximately 160 pending construction defect claims, and no individual existing claim was material to our financial statements. During the three months ended December 31, 2013, we established reserves for approximately 10 new construction defect claims and resolved 10 construction defect claims for a total cost of $7.8 million.

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

•	the risks associated with our land and lot inventory;

•	home warranty and construction defect claims;

•	supply shortages and other risks of acquiring land, building materials and skilled labor;

•	reductions in the availability of performance bonds;

•	increases in the costs of owning a home;

•	the effects of governmental regulations and environmental matters on our homebuilding operations;

•	the effects of governmental regulation on our financial services operations;

•	our substantial debt and our ability to comply with related debt covenants, restrictions and limitations;

•	competitive conditions within the homebuilding and financial services industries;

•	our ability to effect our growth strategies or acquisitions successfully;

•	the effects of the loss of key personnel;

•	the impact of an inflationary or deflationary environment;

•	our ability to realize the full amount of our deferred income tax assets; and

•	information technology failures and data security breaches.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in our annual report on Form 10-K for the fiscal year ended September 30, 2013, including the section entitled “Risk Factors,” which is filed with the Securities and Exchange Commission.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in financial services revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in financial services revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three months ended December 31, 2013 and 2012 was not significant, is recognized in current earnings. At December 31, 2013, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $345.0 million. Uncommitted IRLCs totaled a notional amount of approximately $231.3 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $140.9 million at December 31, 2013.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2013. The interest rate for our variable rate debt represents the weighted average interest rate of our mortgage repurchase facility at December 31, 2013. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Nine Months Ending September 30, 2014	Fiscal Year Ending September 30,							Fair Value at December 31, 2013
		2015	2016	2017	2018	2019	Thereafter	Total
	($ in millions)
Debt:
Fixed rate (1)	$789.3	$157.7	$542.9	$350.0	$400.0	$—	$1,050.0	$3,289.9	$3,700.1
Average interest rate (1)	8.4%	5.4%	6.4%	5.0%	3.8%	—%	5.1%	5.9%
Variable rate	$185.8	$—	$—	$—	$—	$—	$—	$185.8	$185.8
Average interest rate	2.8%	—%	—%	—%	—%	—%	—%	2.8%
___________

(1)
Fixed rate maturities of $789.3 million in the nine months ending September 30, 2014 include $499.9 million principal due on our convertible senior notes that will mature on May 15, 2014 and are convertible into approximately 38.6 million shares of our common stock at a conversion price of $12.96 per share. Upon conversion, we may satisfy our conversion obligation with cash, shares of our common stock or a combination thereof at our election. We intend to satisfy any conversion obligations with shares of our common stock. The effective interest rate of the convertible senior notes is 9.9% after giving effect to the amortization of the discount and financing costs.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2013 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	3.2	Amended and Restated Bylaws of the Company. (2)
	10.1	Summary of Executive Compensation Notification - Chairman, Chief Executive Officer and Chief Operating Officer. (3)
	10.2	Summary of Executive Compensation Notification - Other Executive Officers. (4)
	10.3	Summary of Director, Committee and Chairperson Compensation. (5)
	12.1	Statement of Computation of Ratio of Earnings to Fixed Charges. (*)
	31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)
	31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)
	32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company's Chief Executive Officer. (*)
	32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company's Chief Financial Officer. (*)
101
The following financial statements from D.R. Horton, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, filed on January 28, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 30, 2009, filed with the SEC on August 5, 2009.

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2013, filed with the SEC on November 13, 2013.

(4)	Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 7, 2013, filed with the SEC on November 13, 2013.

(5)	Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 7, 2013, filed with the SEC on November 13, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date:	January 28, 2014	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)